Form 10-K
period 2008-12-31
Grand Canyon Education, Inc.
filed 2009-02-20
CIK 1434588

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended: December 31, 2008
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from [                ] to [                ]
Commission file number: 001-34211
GRAND CANYON EDUCATION, INC.
(Exact name of registrant as specified in its charter)

DELAWARE	20-3356009
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)
3300 W. CAMELBACK ROAD, PHOENIX, ARIZONA 85017
(Address of principal executive offices, including zip code)
Registrant’s telephone number, including area code:
(602) 639-7500
Securities registered pursuant to Section 12(b) of the Act:

(Title of Each Class)	(Name of Each Exchange on Which Registered)

Grand Canyon Education, Inc.	The NASDAQ Global Market
Common stock, $.01 par value
Securities registered pursuant to Section 12(g) of the Act:
None
(Title of class)
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act). Yes ☐ No ☑
The total number of shares of common stock outstanding as of January 30, 2009, was 45,465,160.
As of June 30, 2008, the last business day of the registrant’s most recently completed second fiscal quarter, the registrant’s common stock was not listed on any exchange or over-the-counter market. The registrant’s common stock began trading on the NASDAQ Global Market on November 20, 2008. As of December 31, 2008, the aggregate market value of the registrant’s common stock held by nonaffiliates was approximately $261.3 million.
DOCUMENTS INCORPORATED BY REFERENCE
Certain portions of the registrant’s Definitive Proxy Statement for its 2009 Annual Meeting of Stockholders (which is expected to be filed with the Commission within 120 days after the end of the registrant’s 2008 fiscal year) are incorporated by reference into Part III of this Report.

GRAND CANYON EDUCATION, INC.
FORM 10-K

Special Note Regarding Forward-Looking Statements
This Annual Report on Form 10-K, including Item 1, Business; Item 1A, Risk Factors; and Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, contains certain “forward-looking statements”, which include information relating to future events, future financial performance, strategies, expectations, competitive environment, regulation, and availability of resources. These forward-looking statements include, without limitation, statements regarding: proposed new programs; expectations that regulatory developments or other matters will not have a material adverse effect on our financial position, results of operations, or liquidity; statements concerning projections, predictions, expectations, estimates, or forecasts as to our business, financial and operational results, and future economic performance; and statements of management’s goals and objectives and other similar expressions concerning matters that are not historical facts. Words such as “may,” “should,” “could,” “would,” “predicts,” “potential,” “continue,” “expects,” “anticipates,” “future,” “intends,” “plans,” “believes,” “estimates” and similar expressions, as well as statements in future tense, identify forward-looking statements.
Forward-looking statements should not be read as a guarantee of future performance or results, and will not necessarily be accurate indications of the times at, or by, which such performance or results will be achieved. Forward-looking statements are based on information available at the time those statements are made or management’s good faith belief as of that time with respect to future events, and are subject to risks and uncertainties that could cause actual performance or results to differ materially from those expressed in or suggested by the forward-looking statements. Important factors that could cause such differences include, but are not limited to:
•	our failure to comply with the extensive regulatory framework applicable to our industry, including Title IV of the Higher Education Act and the regulations thereunder, state laws and regulatory requirements, and accrediting commission requirements;

•	the results of the ongoing investigation by the Department of Education’s Office of Inspector General and the pending qui tam action regarding the manner in which we have compensated our enrollment personnel, and possible remedial actions or other liability resulting therefrom;

•	the ability of our students to obtain federal Title IV funds, state financial aid, and private financing;

•	risks associated with changes in applicable federal and state laws and regulations and accrediting commission standards;

•	our ability to hire and train new, and develop and train existing, enrollment counselors;

•	the pace of growth of our enrollment;

•	our ability to convert prospective students to enrolled students and to retain active students;

•	our success in updating and expanding the content of existing programs and developing new programs in a cost-effective manner or on a timely basis;

•	industry competition, including competition for qualified executives and other personnel;

•	risks associated with the competitive environment for marketing our programs;

•	failure on our part to keep up with advances in technology that could enhance the online experience for our students;

•	our ability to manage future growth effectively;

•	general adverse economic conditions or other developments that affect job prospects in our core disciplines; and

•	other factors discussed under the headings “Risk Factors,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” “Business,” and “Regulation.”
Forward-looking statements speak only as of the date the statements are made. You should not put undue reliance on any forward-looking statements. We assume no obligation to update forward-looking statements to reflect actual results, changes in assumptions, or changes in other factors affecting forward-looking information, except to the extent required by applicable securities laws. If we do update one or more forward-looking statements, no inference should be drawn that we will make additional updates with respect to those or other forward-looking statements.

Part I
Item 1. Business
Overview
We are a regionally accredited provider of online postsecondary education services focused on offering graduate and undergraduate degree programs in our core disciplines of education, business, and healthcare. In addition to our online programs, we offer ground programs at our traditional campus in Phoenix, Arizona and onsite at the facilities of employers. We are committed to providing an academically rigorous educational experience with a focus on career-oriented programs that meet the objectives of our students. We utilize an integrated, innovative approach to marketing, recruiting, and retaining students, which has enabled us to increase enrollment from approximately 3,000 students at the end of 2003 to approximately 24,600 students at December 31, 2008, representing a compound annual growth rate of approximately 52.4%. At December 31, 2008, 89.1% of our students were enrolled in our online programs, and 52.9% of our students were pursuing master’s or doctoral degrees.
We primarily focus on recruiting and educating working adults, whom we define as students age 25 or older who are pursuing a degree while employed. As of December 31, 2008, approximately 91.6% of our online students were age 25 or older. We believe that working adults are attracted to the convenience and flexibility of our online programs because they can study and interact with faculty and classmates during times that suit their schedules. We also believe that working adults represent an attractive student population because they are better able to finance their education, more readily recognize the benefits of a postsecondary degree, and have higher persistence and completion rates than students generally.
We have experienced significant growth in enrollment, net revenue, and operating income over the last several years. Our enrollment at December 31, 2008 was approximately 24,600, representing an increase of approximately 67.0% over our enrollment at December 31, 2007. Our net revenue and operating income for the year ended December 31, 2008 were $161.3 million and $12.8 million, respectively, representing increases of 62.4% and 194.5%, respectively, over the year ended December 31, 2007. Our net revenue and operating income for the year ended December 31, 2007 were $99.3 million and $4.3 million, respectively, representing increases of 37.7% and 42.8%, respectively, over the year ended December 31, 2006. We believe our growth is the result of a combination of factors, including our:
•	focus on our core disciplines of education, business, and healthcare;

•	convenient and flexible online delivery platform targeted at working adults;

•	innovative marketing, recruitment, and retention approach; and

•	expanding portfolio of academically rigorous, career-oriented program offerings.
We seek to achieve continued growth in a manner that reinforces our reputation for providing academically rigorous, career-oriented educational programs that advance the careers of our students. As part of our efforts to ensure that our students graduate with the knowledge, competencies, and skills that will enable them to succeed following graduation, we have established an Office of Assessment and Institutional Research to monitor student and faculty performance and improve student satisfaction.

We have been regionally accredited by the Higher Learning Commission and its predecessor since 1968, and we were reaccredited in 2007 for the maximum term of ten years. We are regulated by the Department of Education as a result of our participation in the federal student financial aid programs authorized by Title IV of the Higher Education Act (hereafter, Title IV), and, at the state level, we are licensed to operate and offer our programs by the Arizona State Board for Private Postsecondary Education. In addition, we have specialized accreditations for certain programs from the Association of Collegiate Business Schools and Programs, the Commission on Collegiate Nursing Education, and the Commission on Accreditation of Athletic Training Education. We believe that our institution-wide state authorization and regional accreditation, together with these specialized accreditations, reflect the quality of our programs, enhance their marketability, and improve the employability of our graduates.
We believe that our online capabilities, combined with our nearly 60-year heritage as a traditional campus-based university, differentiate us in the for-profit postsecondary market and enhance the reputation of our degree programs among students and employers. Our online students benefit from our flexible, interactive online platform, which we believe offers a highly effective delivery medium for our programs, yet are enrolled in a university with a traditional campus, faculty, facilities, and athletic programs. We require our online faculty to undergo training in the delivery of online programs before teaching their initial course, while our full-time ground faculty help maintain the consistency and quality of our online programs by supervising and conducting peer reviews of our online faculty, and participating as subject matter experts in the development of our online curricula. Our campus also offers our ground students, faculty and staff an opportunity to participate in a traditional college experience.
History
Grand Canyon College was founded in Prescott, Arizona in 1949 as a traditional, private, non-profit college and moved to its existing campus in Phoenix, Arizona in 1951. Established as a Baptist-affiliated institution with a strong emphasis on religious studies, the school initially focused on offering bachelor’s degree programs in education. Over the years, the school expanded its curricula to include programs in the sciences, nursing, business, music, and arts. The college obtained regional accreditation in 1968 from the Commission on Institutions of Higher Education, North Central Association of Colleges and Schools, the predecessor to the Higher Learning Commission, and began offering nursing programs and master’s degree programs in education and business in the 1980s. In 1989, it achieved university status and became Grand Canyon University. The university introduced its first distance learning programs in 1997, and launched its first online programs in 2003 in business and education. In early 2000, it discontinued its Baptist affiliation and became a non-denominational Christian university.
In late 2003, the school’s Board of Trustees initiated a process to evaluate alternatives as a result of the school’s poor financial condition and, in February 2004, several of our current stockholders acquired the assets of the school and converted its operations to a for-profit institution. In May 2005, following this change in control, the Department of Education recertified us to continue participating in the Title IV programs on a provisional basis, subject to certain restrictions and requirements. In its review, the Department of Education concluded that we did not satisfy its standards of financial responsibility and identified other concerns about our administrative capability. As a result, the Department of Education required us to post a letter of credit, accept restrictions on the growth of our program offerings and enrollment, and receive Title IV funds under the heightened cash monitoring system. At that time, our lead institutional investor, Endeavour Capital, invested in us and provided the capital to support the letter of credit requirement as well as other working capital needs. In October 2006, based on our significantly improved financial condition and performance, the Department of Education eliminated the letter of credit requirement and allowed the growth restrictions to expire. In 2007, the Department of Education eliminated the heightened cash monitoring restrictions and returned us to the advance payment method.

Since February 2004, we have enhanced our senior management team, expanded our online platform, increased our program offerings, and initiated a marketing and branding effort to further differentiate us in the markets in which we operate. We have also made investments to enhance our student and technology support services. We believe these investments, combined with our management expertise, provide a platform that will support continued enrollment and revenue growth. Many of our ground programs continue to include Christian study requirements. While our online programs do not have such requirements, many include ethics requirements and offer religious courses as electives.
Our Approach to Academic Quality
Some of the key elements that we focus on to promote a high level of academic quality include:
•	Academically rigorous, career oriented curricula. We create academically rigorous curricula that are designed to enable all students to gain the foundational knowledge, professional competencies, and demonstrable skills required to be successful in their chosen fields. Our curriculum is designed and delivered by faculty that are committed to delivering a high quality, rigorous education. We design our curricula to address specific career-oriented objectives that we believe working adult students in the disciplines we serve are seeking. Through this combination, we believe that we produce graduates that can compete and become leaders in their chosen fields.
•	Qualified faculty. We demonstrate our commitment to high quality education by hiring and contracting qualified faculty with relevant practical experience. Substantially all of our current faculty members hold at least a master’s degree in their respective field and approximately 30% of our faculty members hold a doctoral degree. Many of our faculty members are able to integrate relevant, practical experiences from their professional careers into the courses they teach. We invest in the professional development of our faculty members by providing training in traditional and online teaching techniques, hosting events and discussion forums that foster sharing of best practices, and continually assessing teaching effectiveness through peer reviews and student evaluations.
•	Standardized course design. We employ a standardized curriculum development process to ensure a consistent learning experience with frequent faculty-student interaction in our courses. We thereafter continuously review our programs in an effort to ensure that they remain consistent, up-to-date, and effective in producing the desired learning outcomes. We also regularly review student surveys to identify opportunities for course modifications and upgrades.
•	Effective student services. We establish teams comprised of enrollment, academic and finance personnel that act as the primary support contact point for each of our students, beginning at the application stage and continuing through graduation. In recent years, we have also concentrated on improving the technology used to support student learning, including enhancing our online learning platform and further improving student services through the implementation of online interfaces. As a result, many of our support services, including academic, administrative, library, and career services, are accessible online, generally allowing users to access these services at a time and in a manner that is generally convenient to them.

•	Continual academic oversight. We have centralized the academic oversight and assessment functions for all of our programs through our Office of Assessment, which continuously evaluates the academic content, delivery method, faculty performance, and desired learning outcomes for each of our programs. We continuously assess outcomes data to determine whether our students graduate with the knowledge, competencies, and skills that are necessary to succeed in the workplace. The Office of Assessment also initiates and manages periodic examinations of our curricula by internal and external reviewers to evaluate and verify program quality and workplace applicability. Based on these processes and student feedback, we determine whether to modify or discontinue programs that do not meet our standards or market needs, or to create new programs. The Office of Assessment also oversees regular reviews of our programs conducted by accrediting commissions.
We also offer the following features in an effort to enrich the academic experience of current and prospective students:
•	Flexibility in program delivery. We also seek to meet market demands by providing students with the flexibility to take courses exclusively online or to combine online coursework with various campus and onsite options. For example, based on market demand, particularly in connection with our nursing programs, we have established satellite locations at multiple hospitals that allow nursing students to take clinical courses onsite while completing other course work online. We have established similar onsite arrangements with other major employers, including schools and school districts through which students can pursue student teaching opportunities. This flexibility raises our profile among employers, encourages students to take and complete courses and eliminates inconveniences that tend to lessen student persistence.
•	Small class size. At December 31, 2008, over 85% of our ground and online classes had 25 or fewer students. These class sizes provide each student with the opportunity to interact directly with course faculty and to receive individualized feedback and attention while also affording our faculty with the opportunity to engage proactively with a manageable number of students. We believe this interaction enhances the academic quality of our programs by promoting opportunities for students to participate actively and thus build the requisite knowledge, competencies, and skills.

Accreditation and Program Approvals
We believe that the quality of our academic programs is evidenced by the college- and program-specific accreditations and approvals that we have pursued and obtained. Grand Canyon University has been continually accredited by the Higher Learning Commission and its predecessor since 1968, obtaining its most recent ten-year reaccreditation in 2007. We are licensed in Arizona by the Arizona State Board for Private Postsecondary Education. In addition, we have obtained the following specialized accreditations and approvals for our core program offerings:

Specialized Accreditations and Program
College	Approvals	Current Period
College of Education
•     The Arizona State Board of Education approves our College of Education to offer Institutional Recommendations for the certification of elementary, secondary, and special education teachers and school administrators.
2008 – 2010

Ken Blanchard College of Business
•     The Association of Collegiate Business Schools and Programs accredits our Master of Business Administration degree program and our Bachelor of Science degree programs in Accounting, Business Administration, and Marketing.
2007 – 2017

College of Nursing and Health Sciences	• The Commission on Collegiate Nursing Education accredits our Bachelor of Science (B.S.) in Nursing and Master of Science (M.S.) — Nursing degree programs.	2006 – 2016 (B.S.) 2006 – 2011 (M.S.)

	• The Arizona State Board of Nursing approves our Bachelor of Science (B.S.) in Nursing and Master of Science (M.S.) — Nursing degree programs.	2006 – 2016 (B.S.) 2006 – 2011 (M.S.)

	• The Commission on Accreditation of Athletic Training Education accredits our Athletic Training Program.	2008 – 2013
Our regional accreditation with the Higher Learning Commission, and our specialized accreditations and approvals for our core programs, reflect the quality of, and standards we set for, our programs, enhance their marketability, and improve the employability of our graduates.
Curricula
We offer the degrees of Master of Arts in Teaching, Master of Education, Master of Business Administration, Master of Science, Bachelor of Arts, and Bachelor of Science and a variety of programs leading to each of these degrees. Many of our degree programs also offer the opportunity to obtain one or more emphases. We require students to take a minimum of three designated courses to achieve a given emphasis. We also offer certificate programs, which consist of a series of courses focused on a particular area of study, for students who seek to enhance their skills and knowledge. In addition, we began offering our first doctoral degree program, a Doctorate of Education in Organizational Leadership, in May 2008.

We offer our academic programs through our four distinct colleges:
•	the College of Education, which has a nearly 60-year history as one of Arizona’s leading teacher’s colleges and consistently graduates teachers who meet or exceed state averages on the Arizona Educator Proficiency Assessment exams;
•	the Ken Blanchard College of Business, which has a well-known brand among our target student population, an advisory board that includes nationally recognized business leaders, and a reputation for offering career-oriented degree programs, including an Executive MBA and programs in leadership, innovation, and entrepreneurship;
•	the College of Nursing and Health Sciences, which has a strong reputation within the Arizona healthcare community and is the second largest nursing program in Arizona; and
•	the College of Liberal Arts, which develops and provides many of the general education course requirements in our other colleges and also serves as one of the vehicles through which we offer programs in additional targeted disciplines.
We license the right to utilize the name of Ken Blanchard in connection with our business school and Executive MBA Programs.
Under the overall leadership of our senior academic affairs personnel and the deans of the individual colleges, each of the colleges organizes its academic programs through various departments and schools. At December 31, 2008, we offered 76 academic degree programs and emphases, as follows:

College of Education		Ken Blanchard College of Business
Degree Program	Emphasis	Degree Program	Emphasis
Master of Arts in Teaching		Ken Blanchard Executive MBA
Master of Education	• Education Administration — Institutional Recommendation (“IR”)	Master of Business Administration	• Accounting • General Management
	• Education Administration — Organizational Leadership		• Finance
	• Education Administration — School Leadership		• Health Systems Management
	• Elementary Education — IR		• Leadership
	• Elementary Education — Non-IR		• Management of Information Systems
	• Curriculum and Instruction: Reading	Master of Science	• Marketing
	• Curriculum and Instruction: Technology		• Six Sigma
	• Secondary Education — IR		• Leadership
	• Secondary Education — Non-IR • Special Education for Certified Special Educators		• Leadership — Disaster Preparedness Crisis Management
	• Teaching English to Speakers of Other Languages	Bachelor of Science	• Executive Fire Leadership
	• Special Education — IR		• Accounting
	• Special Education — Non-IR		• Business Administration
• Applied Management
• Finance and Economics
• Entrepreneurial Studies
• Public Safety Administration
• Emergency Management

Bachelor of Science	• Elementary/Special Education
• Elementary Education — Early Childhood Education
• Elementary Education — English
• Elementary Education — Math
• Elementary Education — Science
• Secondary Education — Biology*
• Secondary Education — Business Education
• Secondary Education — Chemistry*
• Secondary Education — Mathematics
• Secondary Education — Social Studies
• Secondary Education — Physical Education
• Secondary Education — English

Doctor of Education
• Organizational Leadership

College of Nursing and Health Sciences		College of Liberal Arts
Degree Program	Emphasis	Degree Program	Emphasis
Master of Science — Nursing	• Family Nurse Practitioner*
	• Nursing Leadership in Healthcare Systems	Bachelor of Science	• Justice Studies
	• Clinical Nurse Specialist*		• Psychology
	• Clinical Nurse Specialist (Education Focus)*		• Sociology
	• Nursing Education	Bachelor of Arts	• Communications
• English Literature
• Interdisciplinary Studies
Master of Science	• Professional Counseling		• Christian Studies
	• Addiction Counseling		• History

Bachelor of Science in Nursing*

Bachelor of Science	• Biology — Pre-Medicine*
• Biology — Pre-Pharmacy*
• Biology — Pre-Physician Assistant*
• Biology — Pre-Physical Therapy*
• Biology — Biomedical Science*
• Health Science: Professional Development and Advanced Patient Care
• Respiratory Care
• Medical Imaging Sciences
• Athletic Training*
• Corporate Fitness and Wellness — Athletic Coaching*
• Corporate Fitness and Wellness — Health Education*
• Addiction Counseling
• Physical Education — Health Education*
• Physical Education — Athletic Coaching*

Undergraduate Minors
		• Athletic Coaching*	• Christian Studies
		• Behavioral Sciences*	• Communication
		• Business	• English Literature
• Justice Studies
• History
• Physical Education*
		• Health Education*	• Psychology
• Sociology

*	Indicates program was offered on ground only
We have established relationships with health care systems, school districts, emergency services providers, and other employers through which we offer programs onsite to provide flexibility and convenience to students and their employers. For example, for our nursing programs, we offer clinical courses onsite at hospitals and other healthcare centers with which we have relationships, and also arrange to allow these students to complete their clinical work onsite. We refer to students attending a program with us through such relationships as professional studies students.
We offer our programs through three 16-week semesters in a calendar year, with two starts available per semester for our online students and our professional studies ground students and one start available per semester for our traditional ground students. During each semester, classes may last for five, eight, or 16 weeks. Depending on the program, students generally enroll in one to three courses per semester. We require online students to complete two courses of three credits hours each during a 16-week semester, with each student concentrating on one course during each eight-week period. While there is no explicit requirement, we communicate to our online students our expectation that they access their online student classroom at least four times each week in order to maintain an active dialogue with their professors and classmates. Our online programs provide a digital record of student interactions for the course instructor to assess students’ levels of engagement and demonstration of required competencies.

New Program Development
We typically identify a potential new degree program or emphasis area through market demand or from proposals developed by faculty, staff, students, alumni, or partners, and then perform an analysis of the development cost and the long-term demand for the program. If, following this analysis, we decide to proceed with the program, our Curriculum Design and Development Team designates a subject matter expert who works with other faculty and our curriculum development personnel to design a program that is consistent with our academically rigorous, career-oriented program standards. The program is then reviewed by the dean of the applicable college, the Academic Affairs Committee, our provost and chief academic officer, our President and, finally, presented for approval to our Program Standards and Evaluation Committee. Upon approval, the subject matter expert develops a course syllabus and our Marketing Department creates a marketing plan to publicize the new program. Our average program development process is six months from proposal to course introduction. The development process is typically longer if we are expanding into a new field or offering a new type of degree.
Assessment
In 2007, we established our Office of Assessment and Institutional Research to serve as our central resource for assessing and continually improving our curricula, student satisfaction and learning outcomes, and overall institutional effectiveness. Among other things, the assessment team reviews student course satisfaction surveys, analyzes archived student assignments to assess whether a given program is developing students’ foundational knowledge, professional competencies, and skills to achieve the expected learning outcomes, supervises and analyzes faculty peer reviews, and monitors program enrollment and retention data. Based on this data and the conclusions of the assessment team, we modify programs as necessary to meet our student satisfaction and educational development standards and make recommendations as to adding or modifying programs.
Faculty
Our faculty includes full-time, ground-based faculty who teach under a nine-month or twelve-month teaching contract, as well as adjunct ground-based faculty and online faculty who we contract to teach on a course-by-course basis for a specified fee. As of December 31, 2008, we employed 517 ground-based faculty members, of which 49 were full-time and 468 were part-time adjuncts. Including our ground-based faculty members, who are available to teach online courses, we maintained a pool of over 1,292 online faculty members, all of whom had completed our required training, 898 of which taught at least one online course during 2008, and 263 of which taught one ground course during 2008. Substantially all of our current faculty members hold at least a master’s degree in their respective field and approximately 30% of our faculty members hold a doctoral degree. On occasion, we engage a limited number of faculty members who may not hold a graduate degree, but who evidence significant professional experience and achievement in their respective subject areas.
We believe that the quality of our faculty is critical to our success, particularly because faculty members have more interaction with our students than any other university employee. Accordingly, we regularly review the performance of our faculty, including, but not limited to, by engaging our full-time ground faculty and other specialists to conduct peer reviews of our online faculty, monitoring the amount of contact that faculty have with students in our online programs, reviewing student feedback, and evaluating the learning outcomes achieved by students. If we determine that a faculty member is not performing at the level that we require, we work with the faculty member to improve performance, including by, among other things, assigning him or her a mentor or through other means. If the faculty member’s performance does not improve, we terminate the faculty member’s contract or employment.

Student Support Services
Encouraging students that enter Grand Canyon University to complete their degree programs is critical to the success of our business. We focus on developing and providing resources that support the student educational experience, simplify the student enrollment process, acclimate students to our programs and our online environment, and track student performance toward degree completion. Many of our support services, including academic, administrative, and library services, are accessible online and are available to our online and ground students, allowing users to access these services at a time and in a manner that is generally convenient to them. The student support services we provide include:
Academic services. We provide students with a variety of services designed to support their academic studies. Our Center for Academic and Professional Success offers new student orientation, technical support, research services, writing services, and other tutoring services.
Administrative services. We provide students with the ability to access a variety of administrative services both telephonically and via the Internet. For example, students can register for classes, apply for financial aid, pay their tuition and access their transcripts online. We believe this online accessibility provides the convenience and self-service capabilities that our students value. Our academic and finance counselors provide personalized online and telephonic support to our students.
Library services. We provide a mix of online and ground resources, services, and instruction to support the educational and research endeavors of all students, faculty, and staff, including ground and online libraries and a qualified library staff that is available to help faculty and students with research, teaching, and library resource instruction. Collectively, our library services satisfy the criteria established by the Higher Learning Commission and other accrediting and approving bodies for us to offer undergraduate, master’s, and doctoral programs.
Career services. For those students seeking to change careers or explore new career opportunities, we offer career services support, including resume review and evaluation, career planning workshops, and access to career services specialists for advice and support. Other resources that we offer include a Job Readiness Program, which advises students on matters such as people skills, resumes and cover letters, mock interviews, and business etiquette; a job board, which advertises employment postings and career exploration opportunities; career counseling appointments and consultations; and career fairs.
Technology support services. We provide online technical support 16 hours per day during the week and 14 hours per day on weekends to help our students remedy technology-related issues. We also provide online tutorials and “Frequently Asked Questions” for students who are new to online coursework.
Marketing, Recruitment, and Retention
Marketing. We engage in a range of marketing activities designed to position us as a provider of academically rigorous, career-oriented educational programs, build strong brand recognition in our core disciplines, differentiate us from other educational providers, raise awareness among prospective students, generate enrollment inquiries, and stimulate student and alumni referrals. Our online target market includes working adults focused on program quality, convenience, and career advancement goals. Our ground target market includes traditional college students, working adults seeking a high quality education in a traditional college setting, and working adults seeking to take classes with a cohort onsite at their employer’s facility. In marketing our programs to prospective students, we emphasize the value of the educational experience and the academic rigor and career orientation of the programs, rather than the cost or speed to graduation. We believe this approach reinforces the qualities that we want associated with our brand and also attracts students who tend to be more persistent in starting and finishing their programs.

We have established dedicated teams, consisting of both marketing and enrollment personnel, at each of our colleges to lead our efforts to attract new students. We believe that these blended groups, organized around each core discipline, promote more effective internal communication within our sales and marketing functions, allow deeper penetration within our target markets due to each team’s singular focus on a core discipline, and enable us to gain a better understanding of the attributes of our students who ultimately enroll and graduate so that we can target our marketing and enrollment processes accordingly.
To generate student leads, our marketing and enrollment personnel employ an integrated marketing approach that utilizes a variety of lead sources to identify prospective students. These lead generation sources include:
•	Internet and affiliate advertising, which generates the majority of our leads and which includes purchasing leads from aggregators and also engaging in targeted, direct email advertising campaigns, and coordinated campaigns with various affiliates;
•	search engine optimization techniques, through which we seek to obtain high placement in search engine results in response to key topic and word searches and drive traffic to our website;
•	seminar and event marketing, in which our marketing and enrollment personnel host group events at various venues, including community colleges, corporations, and hospitals;
•	referrals from existing students, alumni, and employees;
•	a national accounts program that seeks to develop relationships with employers in our core disciplines, including healthcare providers, school districts, emergency services providers, and large corporations, that may be interested in providing dedicated and customized online and onsite educational opportunities to their employees, and to encourage senior executives to participate in executive training programs; and
•	print and direct mail advertising campaigns, and other public relations and communications efforts, including promoting our athletic programs and student and alumni events.
Recruitment. Once a prospective student has indicated an interest in enrolling in one of our programs, our lead management system identifies and directs an enrollment counselor to initiate immediate communication. The enrollment counselor serves as the primary, direct contact for the prospective student and the counselor’s goal is to help that individual gain sufficient knowledge and understanding of our programs so that he or she can assess whether there is a good match between our offerings and the prospective student’s goals. Upon the prospective student’s submission of an application, the enrollment counselor, together with our student services personnel, works with the applicant to gain acceptance, arrange financial aid, if needed, register for courses, and prepare for matriculation.

Our enrollment counselors typically have prior education industry or sales experience. Each counselor undergoes a standardized three-week training program that involves both classroom and supervisor-monitored fieldwork and provides the counselor with training in financial aid, regulatory requirements, general sales skills, and our history and heritage, mission, and academic programs. As of December 31, 2008, we employed over 530 enrollment counselors at facilities in Arizona and Utah.
Retention. Our academic advisors support students in advancing from matriculation through graduation. The academic advisors, among other things, monitor “triggering events,” such as the failure to buy books for a registered course or to participate in online orientation exercises, which signal that a student may be at-risk for dropping out. Upon identifying an at-risk student, academic advisors proactively interact with the student to resolve any issues and encourage the student to continue with his or her program. In 2006, we developed and introduced our “concierge” system, which is a software program that monitors and manages the resolution of student issues, such as financial aid or technology problems, that, if left unresolved, may lead to dissatisfaction and lower student persistence. Under this system, each reported problem is issued a “ticket” that is accessible by all functional groups within Grand Canyon University and remains outstanding until the problem is resolved. The system directs the ticket to personnel best able to resolve the problem, and escalates the ticket to higher levels if not resolved within appropriate time periods. We have found that personally involving our employees in the student educational process, and proactively seeking to resolve issues before they become larger problems, can significantly increase retention rates among students. The concierge system also provides our marketing and enrollment personnel with greater insight into the qualities exhibited by successful students, which enables our enrollment team to recruit and enroll higher quality applicants.
Admissions
Admission is available to qualified students who are at least 16 years of age. Undergraduate applicants may qualify in various ways, including by having a high school diploma and an unweighted grade point average of 2.25 or greater or a composite score of 920 or greater on the Scholastic Aptitude Test, or a passing score of 520 or greater on the General Education Development (GED) tests. Some of our programs require a higher grade point average and/or other criteria to qualify for admission. Applicants to our graduate programs must generally have an undergraduate degree from an accredited college, university, or program with a grade point average of 2.8 or greater, or a graduate degree from such a college, university, or program. In addition, some students who do not meet the qualifications for admission may be admitted at our discretion. A student being considered for such admission may be asked to submit additional information such as personal references and an essay addressing academic history. Students may also need to schedule an interview to help clarify academic goals and help us make an informed decision.
Enrollment
At December 31, 2008, we had 24,636 students enrolled in our courses, of which 21,955, or 89.1%, were enrolled in our online programs, and 2,681, or 10.9%, were enrolled in our ground programs. Of our online students, which were geographically distributed throughout all 50 states of the United States, and Canada, 91.6% were age 25 or older. Of our ground students, which, although we draw students from throughout the United States, were predominantly comprised of students from Arizona, 64.2% were age 25 or older.

The following is a summary of our student enrollment at December 31, 2008 and December 31, 2007 (which included less than 150 students pursuing non-degree certificates) by degree type and by instructional delivery method:

	December 31, 2008		December 31, 2007
	# of Students	% of Total	# of Students	% of Total
Master’s (1)	13,031	52.9%	9,156	62.1%
Bachelor’s	11,605	47.1%	5,598	37.9%

Total	24,636	100.0%	14,754	100.0%

	December 31, 2008		December 31, 2007
	# of Students	% of Total	# of Students	% of Total
Online	21,955	89.1%	12,497	84.7%
Ground (2)	2,681	10.9%	2,257	15.3%

Total	24,636	100.0%	14,754	100.0%

(1)	Includes 56 students pursuing doctoral degrees at December 31, 2008.

(2)	Includes our traditional ground students, as well as our professional studies students.
Tuition and Fees
Our tuition rates vary by type and length of program and by degree level. For all graduate and undergraduate programs, tuition is determined by the number of courses taken by each student. For our 2008-09 academic year (the academic year that began in May 2008), our prices per credit hour are $395 for undergraduate online and professional studies courses, $420 for graduate online courses (other than graduate nursing), $510 for graduate online nursing courses, and $645 for undergraduate courses for ground students. The overall price of each course varies based upon the number of credit hours per course (with most courses representing three credit hours), the degree level of the program, and the discipline of the course. In addition, we charge a fixed $7,740 “block tuition” for undergraduate ground students taking between 12 and 18 credit hours per semester, with an additional $645 per credit hour for credits in excess of 18. A traditional undergraduate degree typically requires a minimum of 120 credit hours. The minimum number of credit hours required for a master’s degree and overall cost for such a degree varies by program although such programs typically require approximately 36 credit hours. Our new doctoral program in education, which is first being offered in the 2008-09 academic year, costs $770 per credit hour and requires approximately 60 credit hours.
We offer tuition scholarships to select students, including online students, athletes, employees, and participants in programs we offer through relationships with employers. For the years ended December 31, 2006, 2007, and 2008, our revenue was reduced by approximately $8.0 million, $10.3 million, and $18.4 million, respectively, as a result of scholarships that we offered to our students.
We have established a refund policy for tuition and fees based upon semester start dates. While this policy may differ slightly in certain states, generally, if a student drops or withdraws from a course during the first week of the semester, 100% of the charges for tuition and fees are refunded, while during the second and third weeks of a semester 75% and 50%, respectively, of the tuition charges are refunded but none of the fees. Following the third week of the semester, tuition and fees are not refunded. Fees charged by us include graduation fees of $150, as well as fees for dropping or withdrawing from courses after the beginning of the semester. This tuition and fees refund policy is different from, and applies in addition to, the return of Title IV funds policy we are required to use as a condition of our participation in the Title IV programs.

Sources of Student Financing
Our students finance their education through a combination of methods, as follows:
Title IV programs. The federal government provides for grants and loans to students under the Title IV programs, and students can use those funds at any institution that has been certified as eligible by the Department of Education. Student financial aid under the Title IV programs is primarily awarded on the basis of a student’s financial need, which is generally defined as the difference between the cost of attending the institution and the amount the student and the student’s family can reasonably contribute to that cost. All students receiving Title IV program funds must maintain satisfactory academic progress toward completion of their program of study. In addition, each school must ensure that Title IV program funds are properly accounted for and disbursed in the correct amounts to eligible students.
During fiscal 2008, we derived approximately 78.6% of our revenue (calculated on a cash basis in accordance with Department of Education standards that were in effect prior to the August 2008 reauthorization of the Higher Education Act) from tuition financed under the Title IV programs. The primary Title IV programs that our students receive funding from are the Federal Family Education Loan, or FFEL, Program, and the Federal Pell Grant, or Pell, Program, which are described below:
•	FFEL. Under the FFEL Program, banks and other lending institutions make loans to students. The FFEL Program includes the Federal Stafford Loan Program, the Federal PLUS Program (which provides loans to graduate and professional studies students as well as parents of dependent undergraduate students), and the Federal Consolidation Loan Program. If a student defaults on an FFEL loan, payment to the lender is guaranteed by a federally recognized guaranty agency, which is then reimbursed by the Department of Education. Students who demonstrate financial need may qualify for a subsidized Stafford loan. With a subsidized Stafford loan, the federal government pays the interest on the loan while the student is in school and during grace periods and any approved periods of deferment, until the student’s obligation to repay the loan begins. Unsubsidized Stafford loans are not based on financial need, and are available to students who do not qualify for a subsidized Stafford loan or, in some cases, in addition to a subsidized Stafford loan. Loan funds are disbursed to us, and we in turn disburse the amounts in excess of tuition and fees to students.

Effective July 1, 2008, under the Federal Stafford Loan Program, a dependent undergraduate student can borrow up to $5,500 for the first academic year, $6,500 for the second academic year, and $7,500 for each of the third and fourth academic years. Students classified as independent, and dependent students whose parents were denied a parent loan for undergraduate students, can obtain up to an additional $4,000 for each of the first and second academic years and an additional $5,000 for each of the third and fourth academic years. Students enrolled in graduate programs can borrow up to $20,500 per academic year. Students enrolled in certain graduate-level health programs can receive an additional $12,500 per academic year.

•	Pell. Under the Pell Program, the Department of Education makes grants to undergraduate students who demonstrate financial need. Effective July 1, 2008, the maximum annual grant a student can receive under the Pell Program is $4,731, and effective July 1, 2009, the maximum annual amount will increase to $5,350. Under the August 2008 reauthorization of the Higher Education Act, students are able for the first time to receive Pell Grant funds for attendance on a year-round basis, which means that the amount a student can receive in a given year is more than the traditionally defined maximum annual amount.

Our students also receive funding under other Title IV programs, including the Federal Perkins Loan Program, the Federal Supplemental Educational Opportunity Grant Program, the Federal Work-Study Program, the National Science and Mathematics Access to Retain Talent Grant Program, the Academic Competitiveness Grant Program, and the Teacher Education Assistance for College and Higher Education Grant Program. We have been approved by the Department of Education to participate in the Federal Direct Loan Program, under which the Department of Education rather than a private lender makes the loans to students, and we are prepared for our students to begin receiving loans under that program if we determine that such lending is necessary to continue our students’ access to Title IV loans. The types of loans, the maximum annual loan amounts and other terms of the loans made under the Federal Direct Loan Program are similar to those for loans made under the FFEL Program.
Other financial aid programs. In addition to the Title IV programs listed above, eligible students may participate in several other financial aid programs or receive support from other governmental sources. These include veterans educational benefits administered by the U.S. Department of Veterans Affairs and state financial aid programs. During fiscal 2007 and 2008, we derived an immaterial amount of our net revenue from tuition financed by such programs.
Private loans. Some of our students also use private loan programs to help finance their education. Students can apply to a number of different lenders for private loans at current market interest rates. Private loans are intended to fund a portion of students’ cost of education not covered by the Title IV programs and other financial aid. During fiscal 2008, payments derived from private loans constituted approximately 2.9% of our cash revenue. Third-party lenders independently determine whether a loan to a student is classified as subprime, and, based on these determinations, we did not derive any payments from subprime loans during fiscal year 2008.
Other sources. We derived the remainder of our net revenue from tuition that is self-funded or attributable to employer tuition reimbursements.
Technology Systems and Management
We believe that we have established a secure, reliable, scalable technology system that provides a high quality online educational environmental and gives us the capability to substantially grow our online programs and enrollment.
Online course delivery and management. In 2007, we implemented the ANGEL Learning Management Suite, which is a web-based system and collaboration portal that stores, manages, and delivers course content; provides interactive communication between students and faculty; enables assignment uploading; and supplies online evaluation tools. The system also provides centralized administration features that support the implementation of policies for content format and in-classroom learning tools. We continually seek to develop and implement features that enhance the online classroom experience, such as delivering course content through streaming video, which we began for selected courses in the fall of 2008.
Internal administration. We utilize a commercial customer relations management package to distribute, manage, track, and report on all prospective student leads developed, both internally and externally. We also utilize a commercial software package to track Title IV funds, student records, grades, accounts receivable, and accounts payable. Each of these packages is scalable to capacity levels well in excess of current requirements.

Infrastructure. We operate two data centers, one at our campus and one at a third party co-location facility. All of our servers are networked and we have redundant data backup. We manage our technology environment internally. Our wide area network uses multi-protocol label switching technology for maximum availability and flexibility. Student access is provided through redundant data carriers in both data centers and is load balanced for maximum performance. Real-time monitoring provides current system status across server, network, and storage components.
Ground Campus
Our ground campus is located on approximately 90 acres in the center of the Phoenix, Arizona metropolitan area, near downtown Phoenix. Our campus facilities currently consist of 43 buildings with more than 500,000 square feet of space, which include 63 classrooms, three lecture halls, a 500-seat theater, three student computer labs with 150 computers that are available to students 18 hours per day, a 68,000-volume physical library, and a media arts complex that provides communications students with audio and video equipment. We house our ground students in on-campus student apartments and dormitories that can collectively hold up to 800 students.
We have 18 athletic teams that compete in Division II of the National Collegiate Athletic Association. Our athletic facilities include two gymnasiums, which accommodate basketball, volleyball, and wrestling, as well as facilities for our baseball, softball, tennis, lacrosse, and swimming programs. Our baseball program has produced more than twenty Major League Baseball players.
We believe our ground-based programs and traditional campus not only offers our ground students, faculty, and staff an opportunity to participate in a traditional college experience, but also provides our online students, faculty, and staff with a sense of connection to a traditional university. Additionally, our full-time ground faculty play an important role in integrating online faculty into our academic programs and ensuring the overall consistency and quality of the ground and online student experience. We believe our mix of a rapidly growing online program, anchored by a traditional ground-based program with a nearly 60-year history and heritage, differentiates us from most other for-profit postsecondary education providers.
Employees
In addition to our faculty, as of December 31, 2008, we employed 1,365 staff and administrative personnel in university services, academic advising and academic support, enrollment services, university administration, financial aid, information technology, human resources, corporate accounting, finance, and other administrative functions. None of our employees is a party to any collective bargaining or similar agreement with us. We consider our relationships with our employees to be good.
Competition
There are more than 4,000 U.S. colleges and universities serving traditional and adult students. Competition is highly fragmented and varies by geography, program offerings, modality, ownership, quality level, and selectivity of admissions. No one institution has a significant share of the total postsecondary market.
Our ground program competes with Arizona State University, Northern Arizona University, and the University of Arizona, the in-state public universities, as well as two-year colleges within the state community college system. To a limited extent, our ground program also competes with geographically proximate universities with similar religious heritages, including Azusa Pacific University, Baylor University, and Seattle Pacific University. Our online programs compete with local, traditional universities geographically located near each of our prospective students, and with other for-profit postsecondary schools that offer online degrees, particularly those schools that offer online graduate programs within our core disciplines, including Capella University, University of Phoenix, and Walden University. In addition, many public and private schools, colleges, and universities, including most major colleges and universities, offer online programs.

Non-profit institutions receive substantial government subsidies, and have access to government and foundation grants, tax-deductible contributions and other financial resources generally not available to for-profit schools. Accordingly, non-profit institutions may have instructional and support resources that are superior to those in the for-profit sector. In addition, some of our competitors, including both traditional colleges and universities and other for-profit schools, have substantially greater name recognition and financial and other resources than we have, which may enable them to compete more effectively for potential students. We also expect to face increased competition as a result of new entrants to the online education market, including established colleges and universities that had not previously offered online education programs.
We believe that the competitive factors in the postsecondary education market include:
•	availability of career-oriented and accredited program offerings;
•	the types of degrees offered and marketability of those degrees;
•	reputation, regulatory approvals, and compliance history of the school;
•	convenient, flexible and dependable access to programs and classes;
•	qualified and experienced faculty;
•	level of student support services;
•	cost of the program;
•	marketing and selling effectiveness; and
•	the time necessary to earn a degree.
Available Information
Our Internet address is www.gcu.edu. We make available free of charge on our website our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, Forms 3, 4, and 5 filed on behalf of directors and executive officers, and all amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act, as soon as reasonably practicable after such reports are electronically filed with, or furnished to, the Securities and Exchange Commission. In addition, our earnings conference calls and presentation to the financial community are web cast live via our website. In addition to visiting our website, you may read and copy any document we file with the SEC at the SEC’s Public Reference Room at 100 F. Street NE, Washington, D.C. 20549 or at www.sec.gov. Please call the Securities and Exchange Commission at 1-800-SEC-0330 for information on the Public Reference Room.

REGULATION
We are subject to extensive regulation by state education agencies, accrediting commissions, and the federal government through the Department of Education under the Higher Education Act. The regulations, standards, and policies of these agencies cover the vast majority of our operations, including our educational programs, facilities, instructional and administrative staff, administrative procedures, marketing, recruiting, financial operations, and financial condition.
As an institution of higher education that grants degrees and certificates, we are required to be authorized by appropriate state education authorities. In addition, in order to participate in the federal programs of student financial assistance for our students, we must be accredited by an accrediting commission recognized by the Department of Education. Accreditation is a non-governmental process through which an institution submits to qualitative review by an organization of peer institutions, based on the standards of the accrediting commission and the stated aims and purposes of the institution. The Higher Education Act requires accrediting commissions recognized by the Department of Education to review and monitor many aspects of an institution’s operations and to take appropriate action if the institution fails to meet the accrediting commission’s standards.
Our operations are also subject to regulation by the Department of Education due to our participation in federal student financial aid programs under Title IV of the Higher Education Act. Those Title IV programs include educational loans with below-market interest rates that are guaranteed by the federal government in the event of a student’s default on repaying the loan, and also grant programs for students with demonstrated financial need. To participate in the Title IV programs, a school must receive and maintain authorization by the appropriate state education agency or agencies, be accredited by an accrediting commission recognized by the Department of Education, and be certified as an eligible institution by the Department of Education.
Our business activities are planned and implemented to comply with the standards of these regulatory agencies. We employ a full-time director of compliance who is knowledgeable about regulatory matters relevant to student financial aid programs and our Chief Financial Officer, Chief Administrative Officer, and General Counsel also provide oversight designed to ensure that we meet the requirements of our regulated operating environment.
State Education Licensure and Regulation
We are authorized to offer our programs by the Arizona State Board for Private Postsecondary Education, the regulatory agency governing private postsecondary educational institutions in the State of Arizona, where we are located. We do not presently have campuses in any states other than Arizona. We are required by the Higher Education Act to maintain authorization from the Arizona State Board for Private Postsecondary Education in order to participate in the Title IV programs. This authorization is very important to us and our business. To maintain our state authorization, we must continuously meet standards relating to, among other things, educational programs, facilities, instructional and administrative staff, marketing and recruitment, financial operations, addition of new locations and educational programs, and various operational and administrative procedures. Failure to comply with the requirements of the Arizona State Board for Private Postsecondary Education could result in us losing our authorization to offer our educational programs, which would cause us to lose our eligibility to participate in the Title IV programs and which, in turn, could force us to cease operations. Alternatively, the Arizona State Board for Private Postsecondary Education could restrict our ability to offer certain degree programs.

Most other states impose regulatory requirements on out-of-state educational institutions operating within their boundaries, such as those having a physical facility or recruiting students within the state. State laws establish standards in areas such as instruction, qualifications of faculty, administrative procedures, marketing, recruiting, financial operations, and other operational matters, some of which are different than the standards prescribed by the Department of Education or the Arizona State Board for Private Postsecondary Education. Laws in some states limit schools’ ability to offer educational programs and award degrees to residents of those states. Some states also prescribe financial regulations that are different from those of the Department of Education, and many require the posting of surety bonds.
In addition, several states have sought to assert jurisdiction over educational institutions offering online degree programs that have no physical location or other presence in the state but that have some activity in the state, such as enrolling or offering educational services to students who reside in the state, employing faculty who reside in the state, or advertising to or recruiting prospective students in the state. State regulatory requirements for online education vary among the states, are not well developed in many states, are imprecise or unclear in some states, and can change frequently. New laws, regulations, or interpretations related to doing business over the Internet could increase our cost of doing business and affect our ability to recruit students in particular states, which could, in turn, negatively affect enrollments and revenues and have a material adverse effect on our business.
We have determined that our activities in certain states constitute a presence requiring licensure or authorization under the requirements of the state education agency in those states. In other states, we have obtained approvals as we have determined necessary in connection with our marketing and recruiting activities or where we have determined that our licensure or authorization can facilitate the teaching certification process in a particular state for graduates of our College of Education. We review the licensure requirements of other states when appropriate to determine whether our activities in those states constitute a presence or otherwise require licensure or authorization by the respective state education agencies. Because we enroll students in all 50 states and the District of Columbia, we expect that state regulatory authorities in states where we are not currently licensed or authorized will request that we seek licensure or authorization in their states in the future. Although we believe that we will be able to comply with additional state licensing or authorization requirements that may arise or be asserted in the future, if we fail to comply with state licensing or authorization requirements for a state, or fail to obtain licenses or authorizations when required, we could lose our state licensure or authorization by that state or be subject to other sanctions, including restrictions on our activities in that state, fines, and penalties. While we do not believe that any of the states in which we are currently licensed or authorized, other than Arizona, are individually material to our operations, the loss of licensure or authorization in any state could prohibit us from recruiting prospective students or offering services to current students in that state, which could significantly reduce our enrollments.
State Professional Licensure
Many states have specific requirements that an individual must satisfy in order to be licensed as a professional in specified fields, including fields such as education and healthcare. These requirements vary by state and by field. A student’s success in obtaining licensure following graduation typically depends on several factors, including the background and qualifications of the individual graduate, as well as the following factors, among others:
•	whether the institution and the program were approved by the state in which the graduate seeks licensure, or by a professional association;
•	whether the program from which the student graduated meets all requirements for professional licensure in that state;
•	whether the institution and the program are accredited and, if so, by what accrediting commissions; and
•	whether the institution’s degrees are recognized by other states in which a student may seek to work.

Many states also require that graduates pass a state test or examination as a prerequisite to becoming certified in certain fields, such as teaching and nursing. Many states will certify individuals if they have already been certified in another state.
Our College of Education is approved by the Arizona State Board of Education to offer Institutional Recommendations (credentials) for the certification of elementary, secondary, and special education teachers and school administrators. Our College of Nursing and Health Services is approved by the Arizona State Board of Nursing for the Bachelor of Science in Nursing and Master of Science — Nursing degrees. Due to varying requirements for professional licensure in each state, we inform students of the risks associated with obtaining professional licensure and that it is each student’s responsibility to determine what state, local, or professional licensure and certification requirements are necessary in his or her individual state.
Accreditation
We have been continuously accredited since 1968 by the Higher Learning Commission and its predecessor, each a regional accrediting commission recognized by the Department of Education. Our accreditation was reaffirmed in 2007 for the maximum term of 10 years as part of a regularly scheduled reaffirmation process. Accreditation is a private, non-governmental process for evaluating the quality of educational institutions and their programs in areas including student performance, governance, integrity, educational quality, faculty, physical resources, administrative capability and resources, and financial stability. To be recognized by the Department of Education, accrediting commissions must adopt specific standards for their review of educational institutions, conduct peer-review evaluations of institutions, and publicly designate those institutions that meet their criteria. An accredited school is subject to periodic review by its accrediting commissions to determine whether it continues to meet the performance, integrity and quality required for accreditation.
There are six regional accrediting commissions recognized by the Department of Education, each with a specified geographic scope of coverage, which together cover the entire United States. Most traditional, public and private non-profit, degree-granting colleges and universities are accredited by one of these six regional accrediting commissions. The Higher Learning Commission, which accredits Grand Canyon University, is the same regional accrediting commission that accredits such universities as the University of Arizona, Arizona State University, and other degree-granting public and private colleges and universities in the states of Arizona, Arkansas, Colorado, Illinois, Indiana, Iowa, Kansas, Michigan, Minnesota, Missouri, Nebraska, New Mexico, North Dakota, Ohio, Oklahoma, South Dakota, West Virginia, Wisconsin, and Wyoming.
Accreditation by the Higher Learning Commission is important to us for several reasons, including the fact that it enables our students to receive Title IV financial aid. Other colleges and universities depend, in part, on an institution’s accreditation in evaluating transfers of credit and applications to graduate schools. Employers rely on the accredited status of institutions when evaluating candidates’ credentials, and students and corporate and government sponsors under tuition reimbursement programs look to accreditation for assurance that an institution maintains quality educational standards. If we fail to satisfy the standards of the Higher Learning Commission, we could lose our accreditation by that agency, which would cause us to lose our eligibility to participate in the Title IV programs.

In connection with our reaccreditation by the Higher Learning Commission in 2007, the Higher Learning Commission identified certain deficiencies in the areas of library staffing and resources, assessment, and resources for our on-ground operations. We are addressing these deficiencies and recently provided a required monitoring report regarding our progress in these areas to the Higher Learning Commission.
In addition to institutional accreditation by the Higher Learning Commission, there are numerous specialized accrediting commissions that accredit specific programs or schools within their jurisdiction, many of which are in healthcare and professional fields. Accreditation of specific programs by one of these specialized accrediting commissions signifies that those programs have met the additional standards of those agencies. In addition to being accredited by the Higher Learning Commission, we also have the following specialized accreditations:
•	The Association of Collegiate Business Schools and Programs accredits our Master of Business Administration degree program and our Bachelor of Science degree programs in Accounting, Business Administration, and Marketing;
•	The Commission on Collegiate Nursing Education accredits our Bachelor of Science in Nursing and Master of Science — Nursing degree programs; and
•	The Commission on Accreditation of Athletic Training Education accredits our Athletic Training Program.
If we fail to satisfy the standards of any of these specialized accrediting commissions, we could lose the specialized accreditation for the affected programs, which could result in materially reduced student enrollments in those programs.
Regulation of Federal Student Financial Aid Programs
To be eligible to participate in the Title IV programs, an institution must comply with specific requirements contained in the Higher Education Act and the regulations issued thereunder by the Department of Education. An institution must, among other things, be licensed or authorized to offer its educational programs by the state in which it is physically located (in our case, Arizona) and maintain institutional accreditation by an accrediting commission recognized by the Department of Education. We submitted our application for recertification in March 2008 in anticipation of the expiration of our provisional certification on June 30, 2008. The Department of Education did not make a decision on our recertification application by June 30, 2008, and therefore our participation in the Title IV programs has been automatically extended on a month-to-month basis until the Department of Education makes its decision.
The substantial amount of federal funds disbursed to schools through the Title IV programs, the large number of students and institutions participating in these programs, and allegations of fraud and abuse by certain for-profit educational institutions have caused Congress to require the Department of Education to exercise considerable regulatory oversight over for-profit educational institutions. As a result, our institution is subject to extensive oversight and review. Because the Department of Education periodically revises its regulations (as it will do in 2009 in connection with the August 2008 reauthorization of the Higher Education Act described below) and changes its interpretations of existing laws and regulations, we cannot predict with certainty how the Title IV program requirements will be applied in all circumstances.

Significant factors relating to the Title IV programs that could adversely affect us include the following:
Congressional action. Congress must reauthorize the Higher Education Act on a periodic basis, usually every five to six years, and the most recent reauthorization occurred in August 2008. The reauthorized Higher Education Act reauthorized all of the Title IV programs in which we participate, but made numerous revisions to the requirements governing the Title IV programs, including provisions relating to the relationships between institutions and lenders that make student loans, student loan default rates, and the formula for revenue that institutions are permitted to derive from the Title IV programs. In addition, in 2007 Congress enacted legislation that reduces interest rates on certain Title IV loans and government subsidies to lenders that participate in the Title IV programs. In May 2008, Congress enacted additional legislation to attempt to ensure that all eligible students will be able to obtain Title IV loans in the future, and that a sufficient number of lenders will continue to provide Title IV loans. Additional legislation is also pending in Congress. We are not in a position to predict with certainty whether any of the pending legislation will be enacted. The elimination of certain Title IV programs, material changes in the requirements for participation in such programs, or the substitution of materially different programs could increase our costs of compliance and could reduce the ability of some students to finance their education at our institution.
In addition, Congress must determine the funding levels for the Title IV programs on an annual basis through the budget and appropriations process, and may adjust those levels at other times. A reduction in federal funding levels for the Title IV programs could reduce the ability of some of our students to finance their education. The loss of or a significant reduction in Title IV program funds available to our students could reduce our enrollments and revenue.
Eligibility and certification procedures. Each institution must apply periodically to the Department of Education for continued certification to participate in the Title IV programs. Such recertification generally is required every six years, but may be required earlier, including when an institution undergoes a change in control. An institution may also come under the Department of Education’s review when it expands its activities in certain ways, such as opening an additional location, adding a new educational program or modifying the academic credentials it offers. The Department of Education may place an institution on provisional certification status if it finds that the institution does not fully satisfy all of the eligibility and certification standards and in certain other circumstances, such as when an institution is certified for the first time or undergoes a change in control. During the period of provisional certification, the institution must comply with any additional conditions included in the school’s program participation agreement with the Department of Education. In addition, the Department of Education may more closely review an institution that is provisionally certified if it applies for recertification or approval to open a new location, add an educational program, acquire another school, or make any other significant change. If the Department of Education determines that a provisionally certified institution is unable to meet its responsibilities under its program participation agreement, it may seek to revoke the institution’s certification to participate in the Title IV programs without advance notice or opportunity for the institution to challenge the action. Students attending provisionally certified institutions remain eligible to receive Title IV program funds.
The Department of Education issued our current program participation agreement in May 2005, after an extended review following the change in control that occurred in February 2004. In the May 2005 recertification, the Department of Education placed us on provisional certification status and imposed certain conditions on us, including a requirement that we post a letter of credit, accept restrictions on the growth of our program offerings and enrollment, and receive certain Title IV funds under the heightened cash monitoring system of payment (pursuant to which an institution is required to credit students with Title IV funds prior to obtaining those funds from the Department of Education) rather than by advance payment (pursuant to which an institution receives Title IV funds from the Department of Education in advance of disbursement to students). In October 2006, the Department of Education eliminated the letter of credit requirement and allowed the growth restrictions to expire, and in August 2007, it eliminated the heightened cash monitoring restrictions and returned us to the advance payment method.

Since May 2005 we have been certified to participate in Title IV programs on a provisional basis. We submitted our application for recertification in March 2008 in anticipation of the expiration of our provisional certification on June 30, 2008. The Department of Education did not make a decision on our recertification application by June 30, 2008, and therefore our provisional certification to participate in the Title IV programs has been automatically extended on a month-to-month basis until the Department of Education makes its decision. Provisional certification means that the Department of Education may more closely review applications for recertification, new locations, new educational programs, acquisitions of other schools, or other significant changes. For a school that is certified on a provisional basis, the Department of Education may revoke the institution’s certification without advance notice or advance opportunity for the institution to challenge that action. For a school that is provisionally certified on a month-to-month basis, the Department of Education may allow the institution’s certification to expire at the end of any month without advance notice, and without any formal procedure for review of such action. To our knowledge, such action is very rare and has only occurred upon a determination that an institution is in substantial violation of material Title IV requirements. For the foreseeable future, we do not have plans to establish new locations, acquire other schools, make other significant changes in our operations or initiate new educational programs that would require approval of the Department of Education. Accordingly, we do not believe that our continued provisional certification on a month-to-month basis has had or will have any material impact on our day-to-day operations. However, there can be no assurance that the Department of Education will recertify us while the investigation by the Office of Inspector General of the Department of Education is being conducted, while the qui tam lawsuit is pending, or at all, or that it will not impose restrictions as a condition of approving our pending recertification application or with respect to any future recertification. If the Department of Education does not renew or withdraws our certification to participate in the Title IV programs at any time, our students would no longer be able to receive Title IV program funds. Similarly, the Department of Education could renew our certification, but restrict or delay our students’ receipt of Title IV funds, limit the number of students to whom we could disburse such funds, or place other restrictions on us.
Administrative capability. Department of Education regulations specify extensive criteria by which an institution must establish that it has the requisite “administrative capability” to participate in the Title IV programs. To meet the administrative capability standards, an institution must, among other things:
•	comply with all applicable Title IV program requirements;
•	have an adequate number of qualified personnel to administer the Title IV programs;
•	have acceptable standards for measuring the satisfactory academic progress of its students;
•	not have student loan cohort default rates above specified levels;
•	have various procedures in place for awarding, disbursing and safeguarding Title IV funds and for maintaining required records;
•	administer the Title IV programs with adequate checks and balances in its system of internal controls;

•	not be, and not have any principal or affiliate who is, debarred or suspended from federal contracting or engaging in activity that is cause for debarment or suspension;
•	provide financial aid counseling to its students;
•	refer to the Department of Education’s Office of Inspector General any credible information indicating that any student, parent, employee, third-party servicer or other agent of the institution has engaged in any fraud or other illegal conduct involving the Title IV programs;
•	submit all required reports and financial statements in a timely manner; and
•	not otherwise appear to lack administrative capability.
If an institution fails to satisfy any of these criteria, the Department of Education may:
•	require the institution to repay Title IV funds its students previously received;
•	transfer the institution from the advance method of payment of Title IV funds to heightened cash monitoring status or the reimbursement system of payment;
•	place the institution on provisional certification status; or
•	commence a proceeding to impose a fine or to limit, suspend or terminate the institution’s participation in the Title IV programs.
If we are found not to have satisfied the Department of Education’s administrative capability requirements, our students could lose, or be limited in their access to, Title IV program funding.
Financial responsibility. The Higher Education Act and Department of Education regulations establish extensive standards of financial responsibility that institutions such as Grand Canyon University must satisfy in order to participate in the Title IV programs. The Department of Education evaluates institutions for compliance with these standards on an annual basis, based on the institution’s annual audited financial statements, as well as when the institution applies to the Department of Education to have its eligibility to participate in the Title IV programs recertified. The most significant financial responsibility standard is the institution’s composite score, which is derived from a formula established by the Department of Education based on three financial ratios:
•	equity ratio, which measures the institution’s capital resources, financial viability and ability to borrow;
•	primary reserve ratio, which measures the institution’s ability to support current operations from expendable resources; and
•	net income ratio, which measures the institution’s ability to operate at a profit or within its means.
The Department of Education assigns a strength factor to the results of each of these ratios on a scale from negative 1.0 to positive 3.0, with negative 1.0 reflecting financial weakness and positive 3.0 reflecting financial strength. The Department of Education then assigns a weighting percentage to each ratio and adds the weighted scores for the three ratios together to produce a composite score for the institution. The composite score must be at least 1.5 for the institution to be deemed financially responsible without the need for further Department of Education oversight. In addition to having an acceptable composite score, an institution must, among other things, provide the administrative resources necessary to comply with Title IV program requirements, meet all of its financial obligations including required refunds to students and any Title IV liabilities and debts, be current in its debt payments, and not receive an adverse, qualified, or disclaimed opinion by its accountants in its audited financial statements.

When we were recertified by the Department of Education in 2005 to continue participating in the Title IV programs, the Department of Education advised us that we did not satisfy its standards of financial responsibility, based on our fiscal year 2004 financial statements, as submitted to the Department of Education. As a result of this and other concerns about our administrative capability, the Department of Education required us to post a letter of credit, accept restrictions on the growth of our program offerings and enrollment, and receive Title IV funds under the heightened cash monitoring system of payment rather than by advance payment. In October 2006, the Department of Education eliminated the letter of credit requirement and allowed the growth restrictions to expire, based upon its review of our fiscal year 2005 financial statements. We subsequently submitted our fiscal year 2006 and 2007 financial statements to the Department of Education as required, and we calculated that our composite score for the fiscal years 2006 and 2007 exceeded 1.5. We will also be submitting our fiscal year 2008 financial statements to the Department of Education as required, and we have calculated that our composite score for fiscal year 2008 also exceeded 1.5. We therefore believe that we meet the Department of Education’s financial responsibility standards for our most recently completed fiscal year.
If the Department of Education were to determine that we did not meet the financial responsibility standards due to a failure to meet the composite score or other factors, we would expect to be able to establish financial responsibility on an alternative basis permitted by the Department of Education, which could include, in the Department’s discretion, posting a letter of credit, accepting provisional certification, complying with additional Department of Education monitoring requirements, agreeing to receive Title IV program funds under an arrangement other than the Department of Education’s standard advance funding arrangement, such as the reimbursement system of payment or heightened cash monitoring, and/or complying with or accepting other limitations on our ability to increase the number of programs we offer or the number of students we enroll.
The requirement to post a letter of credit or other sanctions imposed by the Department of Education could increase our cost of regulatory compliance and adversely affect our cash flows. If we are unable to meet the minimum composite score or comply with the other standards of financial responsibility, and could not post a required letter of credit or comply with the alternative bases for establishing financial responsibility, our students could lose their access to Title IV program funding.
Return of Title IV funds for students who withdraw. When a student who has received Title IV funds withdraws from school, the institution must determine the amount of Title IV program funds the student has “earned.” If the student withdraws during the first 60% of any period of enrollment or payment period, the amount of Title IV program funds that the student has earned is equal to a pro rata portion of the funds the student received or for which the student would otherwise be eligible. If the student withdraws after the 60% threshold, then the student is deemed to have earned 100% of the Title IV program funds he or she received. The institution must return the unearned Title IV program funds to the appropriate lender or the Department of Education in a timely manner, which is generally no later than 45 days after the date the institution determined that the student withdrew. If such payments are not timely made, the institution will be required to submit a letter of credit to the Department of Education equal to 25% of the Title IV funds that the institution should have returned for withdrawn students in its most recently completed fiscal year. Under Department of Education regulations, late returns of Title IV program funds for 5% or more of the withdrawn students in the audit sample in the institution’s annual Title IV compliance audit for either of the institution’s two most recent fiscal years or in a Department of Education program review triggers this letter of credit requirement. We did not exceed this 5% threshold in our annual Title IV compliance audit for either of our 2006 and 2007 fiscal years, and while we do not expect to exceed this threshold for our 2008 fiscal year, our Title IV compliance audit for our 2008 fiscal year has not yet been completed.

The “90/10 Rule.” A requirement of the Higher Education Act, commonly referred to as the “90/10 Rule,” that is applicable only to for-profit, postsecondary educational institutions like us, provides that an institution loses its eligibility to participate in the Title IV programs, if, under a complex regulatory formula that requires cash basis accounting and other adjustments to the calculation of revenue, the institution derives more than 90% of its revenues for any fiscal year from Title IV program funds. This rule for many years has provided that an institution that violates the rule becomes ineligible to participate in the Title IV programs as of the first day of the fiscal year following the fiscal year in which it exceeds the 90% threshold, and it is unable to apply to regain its eligibility until the next fiscal year. If an institution exceeds the 90% threshold for a fiscal year and it and its students have received Title IV funds for the next fiscal year, it will be required to return those funds to the applicable lender or the Department of Education. The August 2008 reauthorization of the Higher Education Act includes significant revisions to the “90/10 Rule,” effective upon the date of the law’s enactment. Under the revised law, an institution is subject to loss of eligibility to participate in the Title IV programs only if it exceeds the 90% threshold for two consecutive years, the period of ineligibility is extended to at least two years, and an institution whose rate exceeds 90% for any single year will be placed on provisional certification. Recent changes in federal law that increased Title IV grant and loan limits, and any additional increases in the future, may result in an increase in the revenues we receive from the Title IV programs, which could make it more difficult for us to satisfy the “90/10 Rule.” In addition, economic downturns that adversely affect our students’ employment circumstances could also increase their reliance on Title IV programs. However, such effects may be mitigated by other provisions of the recent Higher Education Act reauthorization that allow institutions, when calculating their compliance with this revenue test, to exclude from their Title IV revenues for a three-year period the additional federal student loan amounts that became available starting in July 2008, and to include more non-Title IV revenues, such as revenues from institutional loans under certain circumstances. Using the Department of Education’s formula under the “90/10 Rule” that was in effect prior to the August 2008 reauthorization of the Higher Education Act, for our 2007 and 2008 fiscal years, we derived approximately 74.0% and 78.6%, respectively, of our revenues (calculated on a cash basis) from Title IV program funds. We are currently assessing what impact, if any, the Department of Education’s revised formula and other changes in federal law will have on our 90/10 calculation.
Student loan defaults. Under the Higher Education Act, an educational institution may lose its eligibility to participate in some or all of the Title IV programs if defaults by its students on the repayment of their FFEL student loans exceed certain levels. For each federal fiscal year, the Department of Education calculates a rate of student defaults for each institution (known as a “cohort default rate”). An institution’s FFEL cohort default rate for a federal fiscal year is calculated by determining the rate at which borrowers who became subject to their repayment obligation in that federal fiscal year defaulted by the end of the following federal fiscal year.
If the Department of Education notifies an institution that its FFEL cohort default rates for each of the three most recent federal fiscal years are 25% or greater, the institution’s participation in the FFEL program and Pell program ends 30 days after that notification, unless the institution appeals that determination in a timely manner on specified grounds and according to specified procedures. In addition, an institution’s participation in the FFEL program ends 30 days after notification by the Department of Education that its most recent FFEL cohort default rate is greater than 40%, unless the institution timely appeals that determination on specified grounds and according to specified procedures. An institution whose participation ends under either of these provisions may not participate in the relevant programs for the remainder of the fiscal year in which the institution receives the notification and for the next two fiscal years.

If an institution’s FFEL cohort default rate equals or exceeds 25% in any single year, the Department of Education may place the institution on provisional certification status. Our cohort default rates on FFEL program loans for the 2004, 2005 and 2006 federal fiscal years, the three most recent years for which such rates have been calculated, were 1.4%, 1.8% and 1.6%, respectively. Our draft cohort default rate for the 2007 federal fiscal year is 1.4%. The August 2008 reauthorization of the Higher Education Act includes significant revisions to the requirements concerning FFEL cohort default rates. Under the revised law, the period for which students’ defaults on their loans are included in the calculation of an institution’s cohort default rate has been extended by one additional year, which is expected to increase the cohort default rates for most institutions. That change will be effective with the calculation of institutions’ cohort default rates for federal fiscal year 2009, which are expected to be calculated and issued by the Department of Education in 2012. The revised law also increased the threshold for ending an institution’s participation in the relevant Title IV programs from 25% to 30%, effective in 2012.
If our students begin taking out loans under the Federal Direct Loan Program, those loans will be combined with our students’ FFEL loans in calculating our annual student loan cohort default rate. In such case, the potential sanctions discussed in this section would be based on the combined cohort default rate.
Incentive compensation rule. An institution that participates in the Title IV programs may not provide any commission, bonus, or other incentive payment based directly or indirectly on success in securing enrollments or financial aid to any person or entity engaged in any student recruitment, admissions, or financial aid awarding activity. The Department of Education’s regulations set forth 12 “safe harbors” which describe payments and arrangements that do not violate the incentive compensation rule. The Department of Education’s regulations make clear that the safe harbors are not a complete list of permissible practices under this law. One of these safe harbors permits adjustments to fixed salary for enrollment personnel provided that such adjustments are not made more than twice during any twelve month period, and that any adjustment is not based solely on the number of students recruited, admitted, enrolled, or awarded financial aid. While we believe that our compensation policies and practices have not been based on success in enrolling students in violation of applicable law, the Department of Education’s regulations and interpretations of the incentive compensation law do not establish clear criteria for compliance in all circumstances and, in a limited number of instances, our actions have not been within the scope of any specific safe harbor provided in the compensation regulations. In addition, such safe harbors do not address non-cash awards to enrollment personnel. The restrictions of the incentive compensation rule also extend to any third-party companies that an educational institution contracts with for student recruitment, admissions, or financial aid awarding services. Since 2005, we have engaged Mind Streams, LLC to assist us with student recruitment activities.
In recent years, several for-profit education companies have been faced with whistleblower lawsuits, known as “qui tam” cases, brought by current or former employees alleging that their institution had made impermissible incentive payments. A qui tam case is a civil lawsuit brought by one or more individuals (a “relator”) on behalf of the federal government for an alleged submission to the government of a false claim for payment. The relator, often a current or former employee, is entitled to a share of the government’s recovery in the case. A qui tam action is always filed under seal and remains under seal until the government decides whether to intervene in the case. If the government intervenes, it takes over primary control of the litigation. If the government declines to intervene in the case, the relator may nonetheless elect to continue to pursue the litigation at his or her own expense on behalf of the government. In this regard, on September 11, 2008, we were served with a qui tam lawsuit that had been filed against us in August 2007, in the United States District Court for the District of Arizona by a then-current employee on behalf of the federal government. All proceedings in the lawsuit had been under seal until September 5, 2008, when the court unsealed the first amended complaint, which had been filed on August 11, 2008. The qui tam lawsuit alleges, among other things, that we violated the False Claims Act by knowingly making false statements, and submitting false records or statements, from at least 2001 to the present, to get false or fraudulent claims paid or approved, and asserts that we have improperly compensated certain or our enrollment counselors in violation of the Title IV law governing compensation of such employees, and as a result, improperly received Title IV program funds. See Item 3, Legal Proceedings, for a description of this matter.

The Office of Inspector General of the Department of Education is responsible for, among other things, promoting the effectiveness and integrity of the Department of Education’s programs and operations, including compliance with applicable statutes and regulations. The Office of Inspector General performs investigations of alleged violations of law, including cases of alleged fraud and abuse, or other identified vulnerabilities, in programs administered or financed by the Department of Education, including matters related to the incentive compensation rule. On August 14, 2008, the Office of Inspector General served an administrative subpoena on Grand Canyon University requiring us to provide certain records and information related to performance reviews and salary adjustments for all of our enrollment counselors and managers from January 1, 2004 to the present. See Item 3, Legal Proceedings, for a description of this matter.
Any fine or other sanction resulting from the Department of Education investigation or otherwise, or any monetary liability resulting from the qui tam action, could damage our reputation and impose significant costs on us, which could have a material adverse effect on our business, prospects, financial condition, and results of operations. We cannot presently predict the ultimate outcome of the qui tam lawsuit or the Office of Inspector General investigation or any liability or other sanctions that might result.
Compliance reviews. We are subject to announced and unannounced compliance reviews and audits by various external agencies, including the Department of Education, its Office of Inspector General, state licensing agencies, agencies that guarantee FFEL loans, the Department of Veterans Affairs, and accrediting commissions. As part of the Department of Education’s ongoing monitoring of institutions’ administration of the Title IV programs, the Higher Education Act also requires institutions to annually submit to the Department of Education a Title IV compliance audit conducted by an independent certified public accountant in accordance with applicable federal and Department of Education audit standards. In addition, to enable the Department of Education to make a determination of an institution’s financial responsibility, each institution must annually submit audited financial statements prepared in accordance with Department of Education regulations.
Privacy of student records. The Family Educational Rights and Privacy Act of 1974, or FERPA, and the Department of Education’s FERPA regulations require educational institutions to protect the privacy of students’ educational records by limiting an institution’s disclosure of a student’s personally identifiable information without the student’s prior written consent. FERPA also requires institutions to allow students to review and request changes to their educational records maintained by the institution, to notify students at least annually of this inspection right, and to maintain records in each student’s file listing requests for access to and disclosures of personally identifiable information and the interest of such party in that information. If an institution fails to comply with FERPA, the Department of Education may require corrective actions by the institution or may terminate an institution’s receipt of further federal funds. In addition, educational institutions are obligated to safeguard student information pursuant to the Gramm-Leach-Bliley Act, or GLBA, a federal law designed to protect consumers’ personal financial information held by financial institutions and other entities that provide financial services to consumers. GLBA and the applicable GLBA regulations require an institution to, among other things, develop and maintain a comprehensive, written information security program designed to protect against the unauthorized disclosure of personally identifiable financial information of students, parents, or other individuals with whom such institution has a customer relationship. If an institution fails to comply with the applicable GLBA requirements, it may be required to take corrective actions, be subject to monitoring and oversight by the Federal Trade Commission, or FTC, and be subject to fines or penalties imposed by the FTC. For-profit educational institutions are also subject to the general deceptive practices jurisdiction of the FTC with respect to their collection, use, and disclosure of student information.

Potential effect of regulatory violations. If we fail to comply with the regulatory standards governing the Title IV programs, the Department of Education could impose one or more sanctions, including transferring us to the reimbursement or cash monitoring system of payment, requiring us to repay Title IV program funds, requiring us to post a letter of credit in favor of the Department of Education as a condition for continued Title IV certification, taking emergency action against us, initiating proceedings to impose a fine or to limit, suspend, or terminate our participation in the Title IV programs, or referring the matter for civil or criminal prosecution. Since we are provisionally certified to participate in the Title IV programs on a month-to-month basis, the Department of Education could allow our certification to expire at the end of any month without advance notice and without any formal procedure for review of such action. In addition, the agencies that guarantee FFEL loans for our students could initiate proceedings to limit, suspend, or terminate our eligibility to provide FFEL loans in the event of certain regulatory violations. If such sanctions or proceedings were imposed against us and resulted in a substantial curtailment or termination of our participation in the Title IV programs, our enrollments, revenues, and results of operations would be materially and adversely affected.
If we lost our eligibility to participate in the Title IV programs, or if the amount of available Title IV program funds was reduced, we would seek to arrange or provide alternative sources of revenue or financial aid for students. We believe that one or more private organizations would be willing to provide financial assistance to our students, but there is no assurance that this would be the case. The interest rate and other terms of such financial aid would likely not be as favorable as those for Title IV program funds, and we might be required to guarantee all or part of such alternative assistance or might incur other additional costs in connection with securing such alternative assistance. It is unlikely that we would be able to arrange alternative funding on any terms to replace all the Title IV funding our students receive. Accordingly, our loss of eligibility to participate in the Title IV programs, or a reduction in the amount of available Title IV program funding for our students, would be expected to have a material adverse effect on our results of operations, even if we could arrange or provide alternative sources of revenue or student financial aid.
In addition to the actions that may be brought against us as a result of our participation in the Title IV programs, we are also subject to complaints and lawsuits relating to regulatory compliance brought not only by our regulatory agencies, but also by other government agencies and third parties, such as present or former students or employees and other members of the public.
Uncertainties, increased oversight, and changes in student loan environment. During 2007 and 2008, student loan programs, including the Title IV programs, came under increased scrutiny by the Department of Education, Congress, state attorneys general, and other parties. Issues that have received extensive attention include allegations of conflicts of interest between some institutions and lenders that provide Title IV loans, questionable incentives given by lenders to some schools and school employees, allegations of deceptive practices in the marketing of student loans, and schools leading students to use certain lenders. Several institutions and lenders have been cited for these problems and have paid several million dollars in the aggregate to settle those claims. The practices of numerous other schools and lenders are being examined by government agencies at the federal and state level. In recent years, the Attorney General of the State of Arizona requested extensive documentation and information from us and other institutions in Arizona concerning student loan practices, and we provided testimony in response to a subpoena from the Attorney General of the State of Arizona about such practices. In 2008, without admitting any wrongdoing, we agreed with the Attorney General of the State of Arizona to conclude its investigation of us by executing a Letter of Assurance, whereby we agreed to conduct referrals of students to lenders in accordance with our existing policies or any new policies promulgated by the State of Arizona in the future, and to reimburse the state for the costs of its investigation in the amount of approximately $20,000.

As a result of the increased scrutiny of student loan programs, Congress has passed new laws, the Department of Education has enacted stricter regulations, and several states have adopted codes of conduct or enacted state laws that further regulate the conduct of lenders, schools, and school personnel. These new laws and regulations, among other things, limit schools’ relationships with lenders, restrict the types of services that schools may receive from lenders, prohibit lenders from providing other types of funding to schools in exchange for Title IV loan volume, require schools to provide additional information to students concerning institutionally preferred lenders, and significantly reduce the amount of federal payments to lenders who participate in the Title IV loan programs. In addition, recent adverse market conditions for consumer loans in general have adversely affected the student lending marketplace.
The cumulative impact of these developments and conditions has caused some lenders to cease providing Title IV loans to students, including some lenders that have previously provided Title IV loans to our students. Other lenders have reduced the benefits and increased the fees associated with the Title IV loans they do provide. We and other schools have had to modify student loan practices in ways that result in higher administrative costs. If the costs of their Title IV loans increase, some students may decide not to take out loans and not enroll in a postsecondary institution. In May 2008, new federal legislation was enacted to attempt to ensure that all eligible students will be able to obtain Title IV loans in the future and that a sufficient number of lenders will continue to provide Title IV loans. Among other things, that legislation:
•	authorizes the Department of Education to purchase Title IV loans from lenders, thereby providing capital to the lenders to enable them to continue making Title IV loans to students; and
•	permits the Department of Education to designate institutions eligible to participate in a “lender of last resort” program, under which federally recognized student loan guaranty agencies will be required to make Title IV loans to all otherwise eligible students at those institutions.
We cannot predict whether this legislation will be effective in ensuring students’ access to Title IV loan funding. The environment surrounding access to and cost of student loans remains in a state of flux, with reviews of many institutions and lenders still pending and with additional legislative and regulatory changes being considered at the federal and state levels. The uncertainty surrounding these issues, and any resolution of these issues that increases loan costs or reduces students’ access to Title IV loans, may adversely affect our student enrollments. We have been approved by the Department of Education to participate in the Federal Direct Loan Program, under which the Department of Education rather than a private lender makes the loans to students, and we are prepared for our students to begin receiving loans under that program if we determine that such lending is necessary to continue our students’ access to Title IV loans.

Regulatory Standards that May Restrict Institutional Expansion or Other Changes
Many actions that we may wish to take in connection with expanding our operations or other changes are subject to review or approval by the applicable regulatory agencies.
Adding teaching locations, implementing new educational programs, and increasing enrollment. The requirements and standards of state education agencies, accrediting commissions, and the Department of Education limit our ability in certain instances to establish additional teaching locations, implement new educational programs, or increase enrollment in certain programs. Many states require review and approval before institutions can add new locations or programs, and Arizona also limits the number of undergraduate nursing students we may enroll (which represents a small portion of our overall nursing program). The Arizona State Board for Private Postsecondary Education, the Higher Learning Commission, and other state education agencies and specialized accrediting commissions that authorize or accredit us and our programs generally require institutions to notify them in advance of adding new locations or implementing new programs, and upon notification may undertake a review of the quality of the facility or the program and the financial, academic, and other qualifications of the institution. For instance, following applications we filed in December 2006, we received approval from the Higher Learning Commission and the Arizona State Board for Private Postsecondary Education in March 2008 to add our first doctoral level program.
With respect to the Department of Education, if an institution participating in the Title IV programs plans to add a new location or educational program, the institution must generally apply to the Department of Education to have the additional location or educational program designated as within the scope of the institution’s Title IV eligibility. However, a degree-granting institution such as us is not required to obtain the Department of Education’s approval of additional programs that lead to an associate, bachelor’s, professional, or graduate degree at the same degree level as programs previously approved by the Department of Education. Similarly, an institution is not required to obtain advance approval for new programs that prepare students for gainful employment in the same or a related recognized occupation as an educational program that has previously been designated by the Department of Education as an eligible program at that institution if it meets certain minimum-length requirements. However, as a condition for an institution to participate in the Title IV programs on a provisional basis, the Department of Education can require prior approval of such programs or otherwise restrict the number of programs an institution may add or the extent to which an institution can modify existing educational programs. If an institution that is required to obtain the Department of Education’s advance approval for the addition of a new program or new location fails to do so, the institution may be liable for repayment of the Title IV program funds received by the institution or students in connection with that program or enrolled at that location.
Acquiring other schools. While we have not acquired any other schools in the past, we may seek to do so in the future. The Department of Education and virtually all state education agencies and accrediting commissions require a company to seek their approval if it wishes to acquire another school. In our case, we would need to obtain the approval of the Arizona State Board for Private Postsecondary Education or other state education agency that licenses the school being acquired, the Higher Learning Commission, any other accrediting commission that accredits the school being acquired, and the Department of Education. The level of review varies by individual state and accrediting commission, with some requiring approval of such an acquisition before it occurs while others only consider approval after the acquisition has occurred. The approval of the applicable state education agencies and accrediting commissions is a necessary prerequisite to the Department of Education certifying the acquired school to participate in the Title IV programs under our ownership. The restrictions imposed by any of the applicable regulatory agencies could delay or prevent our acquisition of other schools in some circumstances.
Provisional certification. Each institution must apply to the Department of Education for continued certification to participate in the Title IV programs at least every six years, or when it undergoes a change in control, and an institution may come under the Department of Education’s review when it expands its activities in certain ways, such as opening an additional location, adding an educational program, or modifying the academic credentials that it offers.

The Department of Education may place an institution on provisional certification status if it finds that the institution does not fully satisfy all of the eligibility and certification standards. In addition, if a company acquires a school from another entity, the acquired school will automatically be placed on provisional certification when the Department of Education approves the transaction. During the period of provisional certification, the institution must comply with any additional conditions or restrictions included in its program participation agreement with the Department of Education. Students attending provisionally certified institutions remain eligible to receive Title IV program funds, but if the Department of Education finds that a provisionally certified institution is unable to meet its responsibilities under its program participation agreement, it may seek to revoke the institution’s certification to participate in the Title IV programs without advance notice or advance opportunity for the institution to challenge that action. In addition, the Department of Education may more closely review an institution that is provisionally certified if it applies for recertification or approval to open a new location, add an educational program, acquire another school, or make any other significant change.
We are currently provisionally certified to participate in the Title IV programs on a month-to-month basis. The Department of Education issued our current program participation agreement in May 2005, after an extended review following the change in control that occurred in February 2004. The Department of Education’s 2005 recertification imposed certain conditions on us, including a requirement that we post a letter of credit, accept restrictions on the growth of our program offerings and enrollment, and receive Title IV funds under the heightened cash monitoring system of payment rather than by advance payment. In October 2006, the Department of Education eliminated the letter of credit requirement and allowed the growth restrictions to expire, and in August 2007, it eliminated the heightened cash monitoring restrictions and returned us to the advance payment method. We submitted our application for recertification in March 2008 in anticipation of the expiration of our provisional certification on June 30, 2008. The Department of Education did not make a decision on our recertification application by June 30, 2008 and therefore our participation in the Title IV programs has been automatically extended on a month-to-month basis until the Department of Education makes its decision. There can be no assurance that the Department of Education will recertify us while the investigation by the Office of Inspector General of the Department of Education is being conducted, while the qui tam lawsuit is pending, or at all, or that it will not impose restrictions as a condition of approving our pending recertification application or with respect to any future recertification.
Change in ownership resulting in a change in control. Many states and accrediting commissions require institutions of higher education to report or obtain approval of certain changes in control and changes in other aspects of institutional organization or control. The types of and thresholds for such reporting and approval vary among the various regulatory bodies. The Higher Learning Commission provides that an institution must obtain its approval in advance of a change in ownership in order for the institution to retain its accredited status, but the Higher Learning Commission does not set specific standards for determining when a transaction constitutes a change in ownership. In addition, in the event of a change in ownership, the Higher Learning Commission requires an onsite evaluation within six months in order to continue the institution’s accreditation. Our other specialized accrediting commissions also require an institution to obtain similar approval before or after the event that constitutes the change in control under their standards.
Many states include the sale of a controlling interest of common stock in the definition of a change in control requiring approval, but their thresholds for determining a change in control vary widely. The standards of the Arizona State Board for Private Postsecondary Education provide that an institution undergoes a change in control if there is a transfer of 50% or more of its voting stock over a five-year period. A change in control under the definition of one of the other state agencies that regulate us might require us to obtain approval of the change in control in order to maintain our authorization to operate in that state, and in some cases such states could require us to obtain advance approval of the change in control.

Under Department of Education regulations, an institution that undergoes a change in control loses its eligibility to participate in the Title IV programs and must apply to the Department of Education in order to reestablish such eligibility. If an institution files the required application and follows other procedures, the Department of Education may temporarily certify the institution on a provisional basis following the change in control, so that the institution’s students retain access to Title IV program funds until the Department of Education completes its full review. In addition, the Department of Education will extend such temporary provisional certification if the institution timely files other required materials, including the approval of the change in control by its state authorizing agency and accrediting commission and an audited balance sheet showing the financial condition of the institution or its parent corporation as of the date of the change in control. If the institution fails to meet any of these application and other deadlines, its certification will expire and its students will not be eligible to receive Title IV program funds until the Department of Education completes its full review, which commonly takes several months and may take longer. If the Department of Education approves the application after a change in control, it will certify the institution on a provisional basis for a period of up to approximately three years.
For corporations that are neither publicly traded nor closely held, such as us prior to our initial public offering in November 2008, Department of Education regulations describe some transactions that constitute a change in control, including the transfer of a controlling interest in the voting stock of the corporation or its parent corporation. For such a corporation, the Department of Education will generally find that a transaction results in a change in control if a person acquires ownership or control of 25% or more of the outstanding voting stock and control of the corporation, or a person who owns or controls 25% or more of the outstanding voting stock and controls the corporation ceases to own or control at least 25% of the outstanding voting stock or ceases to control the corporation. Because the Richardson family continues to own or control more than 25% of our outstanding voting stock following our initial public offering, the Department of Education concluded that the offering did not trigger a change in ownership resulting in a change in control under the Department of Education’s regulations.
The Higher Learning Commission considered our initial public offering to be a change in control under its policies. While we obtained the Higher Learning Commission’s approval to consummate the offering, as a result of its determination that the offering constituted a change in control, the Higher Learning Commission has informed us that it will conduct a site visit in March 2009 to confirm the appropriateness of the approval and to evaluate whether we continue to meet the Higher Learning Commission’s eligibility criteria. We cannot predict whether the Higher Learning Commission will impose any limitations or conditions on us, or identify any compliance issues related to us in the context of the change in control process, that could result in our loss of accreditation by such agency. Any failure to comply with the requirements of the Higher Learning Commission could result in our loss of accreditation, which, in turn, would result in our loss of eligibility to participate in the Title IV programs and cause a significant decline in our student enrollments.
In addition, we notified the Arizona State Board for Private Postsecondary Education of our initial public offering and, based on our communications with that agency, we do not believe that our initial public offering constituted a change in control under Arizona law. We also notified other accrediting commissions and state agencies, as we believed necessary, of our initial public offering and the reasons why we believed the offering did not constitute a change in control under their respective standards, or to determine what was required if any such commission or agency did consider the offering to constitute a change in control. None of the other accrediting commissions and state agencies that we notified of our initial public offering has advised us that it concluded that the offering constituted a change in control under its policies or that it required us to take any further action.

A change in control also could occur as a result of future transactions in which we are involved. Some corporate reorganizations and some changes in the board of directors are examples of such transactions. In addition, Department of Education regulations provide that a change in control occurs for a publicly traded corporation, which is our status now, if either: (i) there is an event that would obligate the corporation to file a Current Report on Form 8-K with the SEC disclosing a change in control, or (ii) the corporation has a stockholder that owns, or has voting control over, at least 25% of the total outstanding voting stock of the corporation and is the largest stockholder of the corporation, and that stockholder ceases to own, or have voting control over, at least 25% of such stock or ceases to be the largest stockholder. These standards are subject to interpretation by the Department of Education. A significant purchase or disposition of our voting stock in the future, including a disposition of voting stock by the Richardson family, could be determined by the Department of Education to be a change in control under this standard. The potential adverse effects of a change in control could influence future decisions by us and our stockholders regarding the sale, purchase, transfer, issuance or redemption of our stock. In addition, the adverse regulatory effect of a change in control also could discourage bids for shares of our common stock and could have an adverse effect on the market price of our common stock.
Additional state regulation. Most state education agencies impose regulatory requirements on educational institutions operating within their boundaries. Some states have sought to assert jurisdiction over out-of-state educational institutions offering online degree programs that have no physical location or other presence in the state but that have some activity in the state, such as enrolling or offering educational services to students who reside in the state, employing faculty who reside in the state, or advertising to or recruiting prospective students in the state. State regulatory requirements for online education vary among the states, are not well developed in many states, are imprecise or unclear in some states, and can change frequently. In addition to Arizona, we have determined that our activities in certain states constitute a presence requiring licensure or authorization under the requirements of the state education agency in those states, and in other states we have obtained approvals as we have determined necessary in connection with our marketing and recruiting activities. We review the licensure requirements of other states when appropriate to determine whether our activities in those states constitute a presence or otherwise require licensure or authorization by the respective state education agencies. Because we enroll students from all 50 states and the District of Columbia, we expect we will have to seek licensure or authorization in additional states in the future. If we fail to comply with state licensing or authorization requirements for any state, we may be subject to the loss of state licensure or authorization by that state, or be subject to other sanctions, including restrictions on our activities in that state, fines, and penalties. The loss of licensure or authorization in a state other than Arizona could prohibit us from recruiting prospective students or offering services to current students in that state, which could significantly reduce our enrollments.
Item 1A. Risk Factors
You should carefully consider the risks and uncertainties described below and all other information contained in this Annual Report on Form 10-K. In order to help assess the major risks in our business, we have identified many, but not all, of these risks. Due to the scope of our operations, a wide range of factors could materially affect future developments and performance.
If any of the following risks are realized, our business, financial condition, cash flow or results of operations could be materially and adversely affected, and as a result, the trading price of our common stock could be materially and adversely impacted. These risk factors should be read in conjunction with other information set forth in this Annual Report, including Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, and Item 8, Financial Statements and Supplementary Data, including the related Notes to Financial Statements.

Risks Related to the Regulation of Our Industry
Our failure to comply with the extensive regulatory requirements governing our school could result in financial penalties, restrictions on our operations or growth, or loss of external financial aid funding for our students.
For our fiscal years ended December 31, 2007 and 2008, we derived cash receipts equal to approximately 70.2% and 74.4%, respectively, of our net revenue from tuition financed under federal student financial aid programs, which are administered by the Department of Education. To participate in the Title IV programs, a school must be authorized by the appropriate state education agency or agencies, be accredited by an accrediting commission recognized by the Department of Education, and be certified as an eligible institution by the Department of Education. In addition, our operations and programs are regulated by other state education agencies and additional accrediting commissions. As a result of these requirements, we are subject to extensive regulation by the Arizona State Board for Private Postsecondary Education and education agencies of other states, the Higher Learning Commission, which is our primary accrediting commission, specialized accrediting commissions, and the Department of Education. These regulatory requirements cover the vast majority of our operations, including our educational programs, instructional and administrative staff, administrative procedures, marketing, recruiting, financial operations, and financial condition. These regulatory requirements also affect our ability to open additional schools and locations, add new educational programs, change existing educational programs, and change our corporate or ownership structure. The agencies that regulate our operations periodically revise their requirements and modify their interpretations of existing requirements. Regulatory requirements are not always precise and clear, and regulatory agencies may sometimes disagree with the way we have interpreted or applied these requirements. Any misinterpretation by us of regulatory requirements could materially adversely affect us.
If we fail to comply with any of these regulatory requirements, we could suffer financial penalties, limitations on our operations, loss of accreditation, termination of or limitations on our ability to grant degrees and certificates, or limitations on or termination of our eligibility to participate in the Title IV programs, each of which could materially adversely affect us. In addition, if we are charged with regulatory violations, our reputation could be damaged, which could have a negative impact on our stock price and our enrollments. We cannot predict with certainty how all of these regulatory requirements will be applied, or whether we will be able to comply with all of the applicable requirements in the future.
If the Department of Education does not recertify us to continue participating in the Title IV programs, our students would lose their access to Title IV program funds, or we could be recertified but required to accept significant limitations as a condition of our continued participation in the Title IV programs.
Department of Education certification to participate in the Title IV programs lasts a maximum of six years, and institutions are thus required to seek recertification from the Department of Education on a regular basis in order to continue their participation in the Title IV programs. An institution must also apply for recertification by the Department of Education if it undergoes a change in control, as defined by Department of Education regulations, and may be subject to similar review if it expands its operations or educational programs in certain ways.

Our most recent recertification, which was issued on a provisional basis in May 2005 after an extended review by the Department of Education following the change in control that occurred in February 2004, contained a number of conditions on our continued participation in the Title IV programs. At that time we were required by the Department of Education to post a letter of credit, accept restrictions on the growth of our program offerings and enrollment, and receive certain Title IV funds under the heightened cash monitoring system of payment (pursuant to which an institution is required to credit students with Title IV funds prior to obtaining those funds from the Department of Education) rather than by advance payment (pursuant to which an institution receives Title IV funds from the Department of Education in advance of disbursement to students). In October 2006, the Department of Education eliminated the letter of credit requirement and allowed the growth restrictions to expire, and in August 2007, it eliminated the heightened cash monitoring restrictions and returned us to the advance payment method. We submitted our application for recertification in March 2008 in anticipation of the expiration of our provisional certification on June 30, 2008. The Department of Education did not make a decision on our recertification application by June 30, 2008 and therefore our participation in the Title IV programs has been automatically extended on a month-to-month basis until the Department of Education makes its decision. See Item 1, Business — Regulation — Regulation of Federal Student Financial Aid Programs — Eligibility and certification procedures. There can be no assurance that the Department of Education will recertify us while the investigation by the Office of Inspector General of the Department of Education is being conducted, while the qui tam lawsuit is pending, or at all, or that it will not impose restrictions as a condition to approving our pending recertification application or with respect to any future recertification. If the Department of Education does not renew or withdraws our certification to participate in the Title IV programs at any time, our students would no longer be able to receive Title IV program funds. Similarly, the Department of Education could renew our certification, but restrict or delay our students’ receipt of Title IV funds, limit the number of students to whom we could disburse such funds, or place other restrictions on us. Any of these outcomes would have a material adverse effect on our enrollments and us.
The Office of Inspector General of the Department of Education has commenced an investigation of Grand Canyon University, which is ongoing and which may result in fines, penalties, other sanctions, and damage to our reputation in the industry.
The Office of Inspector General of the Department of Education is responsible for, among other things, promoting the effectiveness and integrity of the Department of Education’s programs and operations, including compliance with applicable statutes and regulations. The Office of Inspector General performs investigations of alleged violations of law, including cases of alleged fraud and abuse, or other identified vulnerabilities, in programs administered or financed by the Department of Education. On August 14, 2008, the Office of Inspector General served an administrative subpoena on Grand Canyon University requiring us to provide certain records and information related to performance reviews and salary adjustments for all of our enrollment counselors and managers from January 1, 2004 to the present. Based on the records and information requested in the subpoena, we believe the Office of Inspector General is conducting an investigation focused on whether we have compensated any of our enrollment counselors or managers in a manner that violated the Title IV statutory requirements or the related Department of Education regulations concerning the payment of incentive compensation based on success in securing enrollments or financial aid. See Item 1, Business — Regulation — Regulation of Federal Student Financial Aid Programs — Incentive compensation rule.
We are cooperating with the Office of Inspector General to facilitate its investigation and are nearing completion of our rolling responsive document production, which commenced in September 2008. We cannot presently predict the ultimate outcome of the investigation or any liability or other sanctions that may result. The outcome of the Office of Inspector General investigation may depend in part on information contained in the materials we produce or any information or testimony that may be provided by former employees or other third parties.
The Department of Education may impose fines and other monetary penalties as a result of a violation of the incentive compensation law and such fines and other monetary penalties may be substantial. In addition, the Department of Education retains the authority to impose other sanctions on an institution for violations of the incentive compensation law. The possible effects of a determination of a regulatory violation are described more fully in Item 1, Business — Regulation — Regulation of Federal Student Financial Aid Programs — Potential effect of regulatory violations. Any such fine or other sanction could damage our reputation and impose significant costs on us, which could have a material adverse effect on our business, prospects, financial condition, and results of operations.

A qui tam lawsuit has been filed against us alleging, among other things, that we have improperly compensated certain of our enrollment counselors, and we may incur liability, be subject to sanctions, or experience damage to our reputation as a result of this lawsuit.
On September 11, 2008, we were served with a qui tam lawsuit that had been filed against us in August 2007, in the United States District Court for the District of Arizona by a then-current employee on behalf of the federal government. All proceedings in the lawsuit had been under seal until September 5, 2008, when the court unsealed the first amended complaint, which had been filed on August 11, 2008. The qui tam lawsuit alleges, among other things, that we violated the False Claims Act by knowingly making false statements, and submitting false records or statements, from at least 2001 to the present, to get false or fraudulent claims paid or approved, and asserts that we have improperly compensated certain of our enrollment counselors in violation of the Title IV law governing compensation of such employees, and as a result, improperly received Title IV program funds. See Item 1, Business —Regulation — Regulation of Federal Student Financial Aid Programs — Incentive compensation rule. The complaint specifically alleges that some of our compensation practices with respect to our enrollment personnel, including providing non-cash awards, have violated the Title IV law governing compensation. While we believe that our compensation policies and practices at issue in the complaint have not been based on success in enrolling students in violation of applicable law, the Department of Education’s regulations and interpretations of the incentive compensation law do not establish clear criteria for compliance in all circumstances and some of our practices, including in respect of non-cash awards, have not been within the scope of any specific “safe harbor” provided in the compensation regulations. The complaint seeks treble the amount of unspecified damages sustained by the federal government in connection with our receipt of Title IV funding, a civil penalty for each violation of the False Claims Act, attorneys’ fees, costs, and interest. While our motion to dismiss the qui tam lawsuit has been denied, we plan to vigorously contest the lawsuit.
A qui tam case is a civil lawsuit brought by one or more individuals (a “relator”) on behalf of the federal government for an alleged submission to the government of a false claim for payment. The relator, often a current or former employee, is entitled to a share of the government’s recovery in the case. A qui tam action is always filed under seal and remains under seal until the government decides whether to intervene in the case. If the government intervenes, it takes over primary control of the litigation. If the government declines to intervene in the case, the relator may nonetheless elect to continue to pursue the litigation at his or her own expense on behalf of the government. In our case, the qui tam lawsuit was initially filed under seal in August 2007 and was unsealed and served on us following the government’s decision not to intervene at that time.
If it were determined that any of our compensation practices violated the incentive compensation law, we could experience an adverse outcome in the qui tam litigation and be subject to substantial monetary liabilities, fines, and other sanctions, any of which could have a material adverse effect on our business, prospects, financial condition and results of operations and could adversely affect our stock price. We cannot presently predict the ultimate outcome of this qui tam case or any liability that might result.

Congress may change the eligibility standards or reduce funding for the Title IV programs, which could reduce our student population, revenue, and profit margin.
Political and budgetary concerns significantly affect the Title IV programs. The Higher Education Act, which is the federal law that governs the Title IV programs, must be periodically reauthorized by Congress, and was most recently reauthorized in August 2008. The new law contains numerous revisions to the requirements governing the Title IV programs. See Item 1, Business —Regulation — Regulation of Federal Student Financial Aid Programs. In addition, Congress must determine funding levels for the Title IV programs on an annual basis, and can change the laws governing the Title IV programs at any time. Because a significant percentage of our revenue is derived from the Title IV programs, any action by Congress that significantly reduces Title IV program funding or our ability or the ability of our students to participate in the Title IV programs could require us to seek to arrange for other sources of financial aid for our students and could materially decrease our student enrollment. Such a decrease in our enrollment could have a material adverse effect on us. Congressional action could also require us to modify our practices in ways that could increase our administrative and regulatory costs.
If we do not meet specific financial responsibility standards established by the Department of Education, we may be required to post a letter of credit or accept other limitations in order to continue participating in the Title IV programs, or we could lose our eligibility to participate in the Title IV programs.
To participate in the Title IV programs, an institution must either satisfy specific quantitative standards of financial responsibility prescribed by the Department of Education, or post a letter of credit in favor of the Department of Education and possibly accept operating restrictions as well. These financial responsibility tests are applied to each institution on an annual basis based on the institution’s audited financial statements, and may be applied at other times, such as if the institution undergoes a change in control. These tests may also be applied to an institution’s parent company or other related entity. The operating restrictions that may be placed on an institution that does not meet the quantitative standards of financial responsibility include being transferred from the advance payment method of receiving Title IV funds to either the reimbursement or the heightened cash monitoring system, which could result in a significant delay in the institution’s receipt of those funds. For example, when we were recertified by the Department of Education to participate in the Title IV programs in May 2005 following the change in control that occurred in February 2004, the Department of Education reviewed our fiscal year 2004 audited financial statements and advised us that our composite score, which is a standard of financial responsibility derived from a formula established by the Department of Education, reflected financial weakness. As a result of this and other concerns about our administrative capability, the Department of Education required us to post a letter of credit, accept restrictions on the growth of our program offerings and enrollment, and receive Title IV funds under the heightened cash monitoring system of payment rather than by advance payment. In October 2006, the Department of Education eliminated the letter of credit requirement and allowed the growth restrictions to expire, and in August 2007, it eliminated the heightened cash monitoring restrictions and returned us to the advance payment method. However, if, in the future, we fail to satisfy the Department of Education’s financial responsibility standards, we could experience increased regulatory compliance costs or delays in our receipt of Title IV funds because we could be required to post a letter of credit or be subjected to operating restrictions, or both. Our failure to secure a letter of credit in these circumstances could cause us to lose our ability to participate in the Title IV programs, which would materially adversely affect us.

If we do not comply with the Department of Education’s administrative capability standards, we could suffer financial penalties, be required to accept other limitations in order to continue participating in the Title IV programs, or lose our eligibility to participate in the Title IV programs.
To continue participating in the Title IV programs, an institution must demonstrate to the Department of Education that the institution is capable of adequately administering the Title IV programs under specific standards prescribed by the Department of Education. These administrative capability criteria require, among other things, that the institution has an adequate number of qualified personnel to administer the Title IV programs, has adequate procedures for disbursing and safeguarding Title IV funds and for maintaining records, submits all required reports and financial statements in a timely manner, and does not have significant problems that affect the institution’s ability to administer the Title IV programs. If we fail to satisfy any of these criteria, the Department of Education may assess financial penalties against us, restrict the manner in which the Department of Education delivers Title IV funds to us, place us on provisional certification status, or limit or terminate our participation in the Title IV programs, any of which could materially adversely affect us.
We would lose our ability to participate in the Title IV programs if we fail to maintain our institutional accreditation, and our student enrollments could decline if we fail to maintain any of our accreditations or approvals.
An institution must be accredited by an accrediting commission recognized by the Department of Education in order to participate in the Title IV programs. We have institutional accreditation by the Higher Learning Commission, which is an accrediting commission recognized by the Department of Education. To remain accredited, we must continuously meet accreditation standards relating to, among other things, performance, governance, institutional integrity, educational quality, faculty, administrative capability, resources, and financial stability. We were reaccredited by the Higher Learning Commission in 2007 for the maximum term of 10 years. While the Higher Learning Commission concluded that we were in compliance with its accreditation standards, it did note certain deficiencies to be addressed by us. See Item 1, Business — Regulation — Accreditation. In February 2009, we filed a monitoring report with the Higher Learning Commission addressing our progress in resolving these deficiencies. If we fail to resolve the Higher Learning Commission’s concerns, the Higher Learning Commission could ask for another monitoring report, send a team to confirm progress in addressing the deficiencies, or determine that we are not making adequate progress in addressing the Higher Learning Commission’s concerns. If we fail to satisfy any of the Higher Learning Commission’s standards, or fail to address the deficiencies noted in our last review, we could lose our accreditation by the Higher Learning Commission, which would cause us to lose our eligibility to participate in the Title IV programs and could cause a significant decline in our total student enrollments and have a material adverse effect on us. In addition, many of our individual educational programs are also accredited by specialized accrediting commissions or approved by specialized state agencies. If we fail to satisfy the standards of any of those specialized accrediting commissions or state agencies, we could lose the specialized accreditation or approval for the affected programs, which could result in materially reduced student enrollments in those programs and have a material adverse effect on us.
If we do not maintain our state authorization in Arizona, we may not operate or participate in the Title IV programs.
A school that grants degrees or certificates must be authorized by the relevant education agency of the state in which it is located. We are located in the state of Arizona and are authorized by the Arizona State Board for Private Postsecondary Education. State authorization is also required for our students to be eligible to receive funding under the Title IV programs. To maintain our state authorization, we must continuously meet standards relating to, among other things, educational programs, facilities, instructional and administrative staff, marketing and recruitment, financial operations, addition of new locations and educational programs, and various operational and administrative procedures. If we fail to satisfy any of these standards, we could lose our authorization by the Arizona State Board for Private Postsecondary Education to offer our educational programs, which would also cause us to lose our eligibility to participate in the Title IV programs and have a material adverse effect on us.

If a substantial number of our students cannot secure Title IV loans as a result of decreased lender participation in the Title IV programs or if lenders increase the costs or reduce the benefits associated with the Title IV loans they provide, we could be materially adversely affected.
The cumulative impact of recent regulatory and market developments and conditions, including the widespread disruption in the credit and financial markets, has caused some lenders to cease providing Title IV loans to students, including some lenders that have previously provided Title IV loans to our students. Other lenders have reduced the benefits and increased the fees associated with the Title IV loans they provide. We and other schools have had to modify student loan practices in ways that result in higher administrative costs. If the cost of Title IV loans increases or availability decreases, some students may not be able to take out loans and may not enroll in a postsecondary institution. In May 2008, new federal legislation was enacted to attempt to ensure that all eligible students will be able to obtain Title IV loans in the future and that a sufficient number of lenders will continue to provide Title IV loans. Among other things, that legislation:
•	authorizes the Department of Education to purchase Title IV loans from lenders, thereby providing capital to the lenders to enable them to continue making Title IV loans to students; and
•	permits the Department of Education to designate institutions eligible to participate in a “lender of last resort” program, under which federally recognized student loan guaranty agencies will be required to make Title IV loans to all otherwise eligible students at those institutions.
We cannot predict if this legislation will be effective in ensuring students’ access to Title IV loans. If a substantial number of lenders cease to participate in the Title IV loan programs, increase the costs of student access to such programs, or reduce the benefits available under such programs, our students may not have access to such loans, which could cause our enrollments to decline and have a material adverse effect on us.
An increase in interest rates could adversely affect our ability to attract and retain students.
For our fiscal years ended December 31, 2007 and 2008 we derived cash receipts equal to approximately 70.2% and 74.4%, respectively, of our net revenue from tuition financed under the Title IV programs, which include student loans with interest rates subsidized by the federal government. Additionally, some of our students finance their education through private loans that are not subsidized. If our students’ employment circumstances are adversely affected by regional or national economic downturns, they may be more heavily dependent on student loans. Interest rates have reached relatively low levels in recent years, creating a favorable borrowing environment for students. However, in the event interest rates increase or Congress decreases the amount available for federal student aid, our students may have to pay higher interest rates on their loans. Any future increase in interest rates will result in a corresponding increase in educational costs to our existing and prospective students, which could result in a significant reduction in our student population and revenues. Higher interest rates could also contribute to higher default rates with respect to our students’ repayment of their education loans. Higher default rates may in turn adversely impact our eligibility to participate in some or all of the Title IV programs, which could result in a significant reduction in our student population and our profitability. See Item 1A, Risk Factors — We may lose our eligibility to participate in the Title IV programs if our student loan default rates are too high, for further information.

Our failure to comply with the regulatory requirements of states other than Arizona could result in actions taken by those states that could have a material adverse effect on our enrollments.
Almost every state imposes regulatory requirements on educational institutions that have physical facilities located within the state’s boundaries. These regulatory requirements establish standards in areas such as educational programs, facilities, instructional and administrative staff, marketing and recruitment, financial operations, addition of new locations and educational programs, and various operational and administrative procedures, some of which are different than the standards prescribed by the Department of Education or the Arizona State Board for Private Postsecondary Education. In addition, several states have sought to assert jurisdiction over educational institutions offering online degree programs that have no physical location or other presence in the state but that have some activity in the state, such as enrolling or offering educational services to students who reside in the state, employing faculty who reside in the state, or advertising to or recruiting prospective students in the state. State regulatory requirements for online education vary among the states, are not well developed in many states, are imprecise or unclear in some states, and can change frequently. In the future, states could coordinate their efforts in order to more aggressively attempt to regulate or restrict schools’ offering of online education.
In addition to Arizona, we have determined that our activities in certain states constitute a presence requiring licensure or authorization under the requirements of the state education agency in those states. In certain other states, we have obtained approvals to operate as we have determined necessary in connection with our marketing and recruiting activities. If we fail to comply with state licensing or authorization requirements for a state, or fail to obtain licenses or authorizations when required, we could lose our state licensure or authorization by that state or be subject to other sanctions, including restrictions on our activities in that state, fines, and penalties. The loss of licensure or authorization in a state other than Arizona could prohibit us from recruiting prospective students or offering educational services to current students in that state, which could significantly reduce our enrollments and revenues and materially adversely effect us.
State laws and regulations are not always precise or clear, and regulatory agencies may sometimes disagree with the way we have interpreted or applied these requirements. Any misinterpretation by us of these regulatory requirements or adverse changes in regulations or interpretations thereof by regulators could materially adversely affect us.
The inability of our graduates to obtain a professional license or certification in their chosen field of study could reduce our enrollments and revenues, and potentially lead to student claims against us that could be costly to us.
Many of our students, particularly those in our education and healthcare programs, seek a professional license or certification in their chosen fields following graduation. A student’s ability to obtain a professional license or certification depends on several factors, including whether the institution and the student’s program were accredited by a particular accrediting commission or approved by a professional association or by the state in which the student seeks employment. Additional factors are outside the control of the institution, such as the individual student’s own background and qualifications. If one or more states refuse to recognize a significant number of our students for professional licensing or certification based on factors relating to our institution or programs, the potential growth of those programs would be negatively impacted and we could be exposed to claims or litigation by students or graduates based on their inability to obtain their desired professional license or certification, each of which could materially adversely affect us.

Increased scrutiny by various governmental agencies regarding relationships between student loan providers and educational institutions and their employees have produced significant uncertainty concerning restrictions applicable to the administration of the Title IV loan programs and the funding for those programs which, if not satisfactorily or timely resolved, could result in increased regulatory burdens and costs for us and could adversely affect our student enrollments.
During 2007 and 2008, student loan programs, including the Title IV programs, have come under increased scrutiny by the Department of Education, Congress, state attorneys general, and other parties. Issues that have received extensive attention include allegations of conflicts of interest between some institutions and lenders that provide Title IV loans, questionable incentives given by lenders to some schools and school employees, allegations of deceptive practices in the marketing of student loans, and schools leading students to use certain lenders. Several institutions and lenders have been cited for these problems and have paid several million dollars in the aggregate to settle those claims. The practices of numerous other schools and lenders are being examined by government agencies at the federal and state level. In recent years, the Attorney General of the State of Arizona requested extensive documentation from us and other institutions in Arizona concerning student loan practices, and we provided testimony in response to a subpoena from the Attorney General of the State of Arizona about such practices. In 2008, without admitting any wrongdoing, we agreed with the Attorney General of the State of Arizona to conclude its investigation of us by executing a Letter of Assurance, whereby we agreed to conduct referrals of students to lenders in accordance with our existing policies or any new policies promulgated by the State of Arizona in the future and to reimburse the state for the costs of its investigation in the amount of approximately $20,000.
As a result of the increased scrutiny of student loan programs, Congress has passed new laws, the Department of Education has enacted stricter regulations, and several states have adopted codes of conduct or enacted state laws that further regulate the conduct of lenders, schools, and school personnel. These new laws and regulations, among other things, limit schools’ relationships with lenders, restrict the types of services that schools may receive from lenders, prohibit lenders from providing other types of loans to students in exchange for Title IV loan volume from schools, require schools to provide additional information to students concerning institutionally preferred lenders, and significantly reduce the amount of federal payments to lenders who participate in the Title IV loan programs. The environment surrounding access to and cost of student loans remains in a state of flux, with reviews of many institutions and lenders still pending and with additional legislation and regulatory changes being considered at the federal and state levels. The uncertainty surrounding these issues, and any resolution of these issues that increases loan costs or reduces students’ access to Title IV loans, may adversely affect our student enrollments, which could have an adverse effect on us.
Government agencies, regulatory agencies, and third parties may conduct compliance reviews, bring claims, or initiate litigation against us based on alleged violations of the extensive regulatory requirements applicable to us, which could require us to pay monetary damages, be sanctioned or limited in our operations, and expend significant resources to defend against those claims.
Because we operate in a highly regulated industry, we are subject to program reviews, audits, investigations, claims of non-compliance, and lawsuits by government agencies, regulatory agencies, students, stockholders, and other third parties alleging non-compliance with applicable legal requirements, many of which are imprecise and subject to interpretation. As we grow larger, this scrutiny of our business may increase. If the result of any such proceeding is unfavorable to us, we may lose or have limitations imposed on our state licensing, accreditation, or Title IV program participation; be required to pay monetary damages (including triple damages in certain whistleblower suits); or be subject to fines, injunctions, or other penalties, any of which could have a material adverse effect on our business, prospects, financial condition, and results of operations. In this regard, we are currently subject to an investigation by the Department of Education’s Office of Inspector General, which we believe is focused on the manner in which we have compensated our enrollment counselors and managers, and a qui tam lawsuit brought by a former employee alleging violations in the same area. See Item 1, Business — Regulation — Regulation of Federal Student Financial Aid Programs — Incentive compensation rule; Item 1A, Risk Factors — The Office of Inspector General of the Department of Education has commenced an investigation of Grand Canyon University, which is ongoing and which may result in fines, penalties, other sanctions, and damage to our reputation in the industry; Item 1A, Risk Factors — We were recently notified that a qui tam lawsuit has been filed against us alleging, among other things, that we have improperly compensated certain of our enrollment counselors, and we may incur liability, be subject to sanctions, or experience damage to our reputation as a result of this lawsuit; and Item 3, Legal Proceedings. Claims and lawsuits brought against us, even if they are without merit, may also result in adverse publicity, damage our reputation, negatively affect the market price of our stock, adversely affect our student enrollments, and reduce the willingness of third parties to do business with us. Even if we adequately address the issues raised by any such proceeding and successfully defend against it, we may have to devote significant financial and management resources to address these issues, which could harm our business.
A decline in the overall growth of enrollment in postsecondary institutions, or in the number of students seeking degrees in our core disciplines, could cause us to experience lower enrollment at our schools, which could negatively impact our future growth.
Based on industry analyses, we believe that enrollment growth in degree-granting, postsecondary institutions is slowing and that the number of high school graduates that are eligible to enroll in degree-granting, postsecondary institutions is expected to decrease over the next few years. In order to maintain current growth rates, we will need to attract a larger percentage of students in existing markets and expand our markets by creating new academic programs. In addition, if job growth in the fields related to our core disciplines is weaker than expected, as a result of any regional or national economic downturn or otherwise, fewer students may seek the types of degrees that we offer. Our failure to attract new students, or the decisions by prospective students to seek degrees in other disciplines, would have an adverse impact on our future growth.
If our students were unable to obtain private loans from third-party lenders, our business could be adversely affected given our increasing reliance on such lenders as a source of net revenue.
During the fiscal year ended December 31, 2008, private loans to students at our school represented approximately 2.9% of our revenue (calculated on a cash basis) as compared to 5.1% of revenue in fiscal 2007 and 2.5% of revenue in fiscal 2006. These loans were provided pursuant to private loan programs and were made available to eligible students to fund a portion of the students’ costs of education not covered by the Title IV programs and state financial aid sources. Private loans are made to our students by lending institutions and are non-recourse to us. Recent adverse market conditions for consumer and federally guaranteed student loans (including lenders’ increasing difficulties in reselling or syndicating student loan portfolios) have resulted, and could continue to result, in providers of private loans reducing the availability of or increasing the costs associated with providing private loans to postsecondary students. In particular, loans to students with low credit scores who would not otherwise be eligible for credit-based private loans have become increasingly difficult to obtain. Prospective students may find that these increased financing costs make borrowing prohibitively expensive and abandon or delay enrollment in postsecondary education programs. If any of these scenarios were to occur, our students’ ability to finance their education could be adversely affected and our student population could decrease, which could have a material adverse effect on our business, prospects, financial condition, and results of operations.

If any of the education regulatory agencies that regulate us do not approve or delay their approval of any transaction involving us that constitutes a “change in control,” our ability to operate or participate in the Title IV programs may be impaired.
If we experience a change in control under the standards of the Department of Education, the Arizona State Board for Private Postsecondary Education, the Higher Learning Commission, or any other applicable state education agency or accrediting commission, we must notify or seek the approval of each such agency. These agencies do not have uniform criteria for what constitutes a change in control. Transactions or events that typically constitute a change in control include significant acquisitions or dispositions of the voting stock of an institution or its parent company, and significant changes in the composition of the board of directors of an institution or its parent company. Some of these transactions or events may be beyond our control. Our failure to obtain, or a delay in receiving, approval of any change in control from the Department of Education, the Arizona State Board for Private Postsecondary Education, or the Higher Learning Commission could impair our ability to operate or participate in the Title IV programs, which could have a material adverse effect on our business and financial condition. Our failure to obtain, or a delay in receiving, approval of any change in control from any other state in which we are currently licensed or authorized, or from any of our specialized accrediting commissions, could require us to suspend our activities in that state or suspend offering the applicable programs until we receive the required approval, or could otherwise impair our operations. The potential adverse effects of a change in control could influence future decisions by us and our stockholders regarding the sale, purchase, transfer, issuance, or redemption of our stock, which could discourage bids for your shares of our stock and could have an adverse effect on the market price of your shares.
In connection with our initial public offering, which we completed in November 2008, we submitted a description of the offering to the Department of Education, including a description of a voting agreement that certain of our stockholders entered into upon completion of the public offering. Based on this description, the Department of Education concluded that the offering did not result in a change in control under the Department of Education’s regulations.
The Higher Learning Commission considered our initial public offering to be a change in control under its policies. While we obtained the Higher Learning Commission’s approval to consummate the offering, as a result of its determination that the public offering constituted a change in control, the Higher Learning Commission informed us that it will conduct a site visit in March 2009 to confirm the appropriateness of the approval and to evaluate whether we continue to meet the Higher Learning Commission’s eligibility criteria. We cannot predict whether the Higher Learning Commission will impose any limitations or conditions on us, or identify any compliance issues related to us in the context of the change in control process, that could result in our loss of accreditation. Any such loss of accreditation would result in our loss of eligibility to participate in the Title IV programs and cause a significant decline in our student enrollments.
In addition, we notified the Arizona State Board for Private Postsecondary Education of our initial public offering and, based on our communications with that agency, we do not believe that our initial public offering constituted a change in control under Arizona law. We also notified other accrediting commissions and state agencies, as we believed necessary, of our initial public offering and the reasons why we believed the offering did not constitute a change in control under their respective standards, or to determine what was required if any such commission or agency did consider the offering to constitute a change in control. None of the other accrediting commissions and state agencies that we notified of our initial public offering has advised us that it concluded that the offering constituted a change in control under its policies or that it required us to take any further action.

We are subject to sanctions if we pay impermissible commissions, bonuses, or other incentive payments to persons involved in certain recruiting, admissions, or financial aid activities.
A school participating in the Title IV programs may not provide, or contract with a third party that provides, any commission, bonus, or other incentive payment based on success in enrolling students or securing financial aid to any person involved in student recruiting or admission activities or in making decisions regarding the awarding of Title IV program funds. The Department of Education’s regulations set forth 12 “safe harbors” which describe payments and arrangements that do not violate the incentive compensation rule. The Department of Education’s regulations make clear that the safe harbors are not a complete list of permissible practices under this law. One of these safe harbors permits adjustments to fixed salary for enrollment personnel provided that such adjustments are not made more than twice during any twelve month period, and that any adjustment is not based solely on the number of students recruited, admitted, enrolled, or awarded financial aid. While we believe that our compensation policies and practices have not been based on success in enrolling students in violation of applicable law, the Department of Education’s regulations and interpretations of the incentive compensation law do not establish clear criteria for compliance in all circumstances and, in a limited number of instances, our actions have not been within the scope of any specific safe harbor provided in the compensation regulations. In addition, such safe harbors do not address non-cash awards to enrollment personnel.
As described in Item 1A, Risk Factors — The Office of Inspector General of the Department of Education has commenced an investigation of Grand Canyon University, which is ongoing and which may result in fines, penalties, other sanctions, and damage to our reputation in the industry, and in Item 1, Business — Regulation — Regulation of Federal Student Financial Aid Programs — Incentive compensation rule, we are currently subject to an investigation by the Department of Education’s Office of Inspector General, which we believe is focused on the manner in which we have compensated our enrollment counselors and managers. In addition, in recent years several for-profit education companies, including us, have been faced with whistleblower lawsuits, known as “qui tam” cases, by current or former employees alleging violations of this prohibition. See Item 1A, Risk Factors —A qui tam lawsuit has been filed against us alleging, among other things, that we have improperly compensated certain of our enrollment counselors, and we may incur liability, be subject to sanctions, or experience damage to our reputation as a result of this lawsuit. If the Department of Education determines as a result of the pending investigation that we have violated this law, if we are found to be liable in the pending qui tam action, or if we or any third parties we have engaged otherwise violate this law, we could be fined or sanctioned by the Department of Education, or subjected to other monetary liability or penalties that could be substantial, any of which could harm our reputation, impose significant costs on us, and have a material adverse effect on our business, prospects, financial condition, and results of operations.
Our reputation and our stock price may be negatively affected by the actions of other postsecondary educational institutions.
In recent years, regulatory proceedings and litigation have been commenced against various postsecondary educational institutions relating to, among other things, deceptive trade practices, false claims against the government, and non-compliance with Department of Education requirements, state education laws, and state consumer protection laws. These proceedings have been brought by the Department of Education, the U.S. Department of Justice, the U.S. Securities and Exchange Commission, and state governmental agencies, among others. These allegations have attracted adverse media coverage and have been the subject of legislative hearings and regulatory actions at both the federal and state levels, focusing not only on the individual schools but in some cases on the larger for-profit postsecondary education sector as a whole. Adverse media coverage regarding other for-profit education companies or other educational institutions could damage our reputation, result in lower enrollments, revenues, and operating profit, and have a negative impact on our stock price. Such coverage could also result in increased scrutiny and regulation by the Department of Education, Congress, accrediting commissions, state legislatures, state attorneys general, or other governmental authorities of all educational institutions, including us.

If the percentage of our revenue that is derived from the Title IV programs is too high, we may lose our eligibility to participate in those programs.
A for-profit institution loses its eligibility to participate in the Title IV programs if, under a formula that requires cash basis accounting and other adjustments to the calculation of revenue, it derives more than 90% of its revenues from those programs in any fiscal year. The period of ineligibility is at least the next succeeding fiscal year, and any Title IV funds already received by the institution and its students in that succeeding year would have to be returned to the applicable lender or the Department of Education. Using the Department of Education’s formula that was in effect prior to the August 2008 reauthorization of the Higher Education Act for this test, we have calculated that, for our 2007 and 2008 fiscal years, we derived approximately 74.0% and 78.6%, respectively, of our revenue from the Title IV programs. The August 2008 reauthorization of the Higher Education Act makes significant changes to this revenue requirement, effective upon the date of the law’s enactment. Under the new law, an institution will be subject to loss of eligibility to participate in the Title IV programs only if it exceeds the 90% threshold for two consecutive years, the period of ineligibility is extended to at least two years, and an institution whose rate exceeds 90% for any single year will be placed on provisional certification. Recent changes in federal law that increased Title IV grant and loan limits, and any additional increases in the future, may result in an increase in the revenues we receive from the Title IV programs. Economic downturns that adversely affect our students’ employment circumstances could also increase their reliance on Title IV programs. These developments could make it more difficult for us to satisfy this requirement. We are currently assessing what impact, if any, the Department of Education’s revised formula and other changes in federal law will have on our 90/10 calculation. Exceeding the 90% threshold and losing our eligibility to participate in the Title IV programs would have a material adverse effect on our business, prospects, financial condition, and results of operations.
We may lose our eligibility to participate in the Title IV programs if our student loan default rates are too high.
An institution may lose its eligibility to participate in some or all of the Title IV programs if, for three consecutive years, 25% or more of its students who were required to begin repayment on their student loans in one year default on their payment by the end of the following year. In addition, an institution may lose its eligibility to participate in some or all of the Title IV programs if the default rate of its students exceeds 40% for any single year. The August 2008 reauthorization of the Higher Education Act extends by one year the period for which students’ defaults on their loans will be included in the calculation of an institution’s default rate, a change that is expected to increase most institutions’ default rates. The new law also increases the threshold for an institution to lose its eligibility to participate in the relevant Title IV programs from 25% to 30%. These changes to the law take effect for institutions’ cohort default rates for federal fiscal year 2009, which are expected to be calculated and issued by the Department of Education in 2012. Although our cohort default rates have historically been significantly below these levels, we cannot assure you that this will continue to be the case. Any increase in interest rates or declines in income or job losses for our students could contribute to higher default rates on student loans. Exceeding the student loan default rate thresholds and losing our eligibility to participate in the Title IV programs would have a material adverse effect on our business, prospects, financial condition, and results of operations. Any future changes in the formula for calculating student loan default rates, economic conditions, or other factors that cause our default rates to increase, could place us in danger of losing our eligibility to participate in some or all of the Title IV programs and materially adversely affect us.

We are subject to sanctions if we fail to correctly calculate and timely return Title IV program funds for students who withdraw before completing their educational program.
A school participating in the Title IV programs must calculate the amount of unearned Title IV program funds that it has disbursed to students who withdraw from their educational programs before completing such programs and must return those unearned funds to the appropriate lender or the Department of Education in a timely manner, generally within 45 days of the date the school determines that the student has withdrawn. If the unearned funds are not properly calculated and timely returned for a sufficient percentage of students, we may have to post a letter of credit in favor of the Department of Education equal to 25% of the Title IV funds that should have been returned for such students in the prior fiscal year, and we could be fined or otherwise sanctioned by the Department of Education, which could increase our cost of regulatory compliance and materially adversely affect us.
We cannot offer new programs, expand our operations into certain states, or acquire additional schools if such actions are not timely approved by the applicable regulatory agencies, and we may have to repay Title IV funds disbursed to students enrolled in any such programs, schools, or states if we do not obtain prior approval.
Our expansion efforts include offering new educational programs. In addition, we may increase our operations in additional states and seek to acquire existing schools from other companies. If we are unable to obtain the necessary approvals for such new programs, operations, or acquisitions from the Department of Education, the Higher Learning Commission, the Arizona State Board for Private Postsecondary Education, or any other applicable state education agency or accrediting commission, or if we are unable to obtain such approvals in a timely manner, our ability to consummate the planned actions and provide Title IV funds to any affected students would be impaired, which could have a material adverse effect on our expansion plans. If we were to determine erroneously that any such action did not need approval or had all required approvals, we could be liable for repayment of the Title IV program funds provided to students in that program or at that location.
Risks Related to Our Business
Our success depends, in part, on the effectiveness of our marketing and advertising programs in recruiting new students.
Building awareness of Grand Canyon University and the programs we offer is critical to our ability to attract prospective students. It is also critical to our success that we convert prospective students to enrolled students in a cost-effective manner and that these enrolled students remain active in our programs. Some of the factors that could prevent us from successfully recruiting, enrolling, and retaining students in our programs include:
•	the reduced availability of, or higher interest rates and other costs associated with, Title IV loan funds or other sources of financial aid;
•	the emergence of more successful competitors;
•	factors related to our marketing, including the costs and effectiveness of Internet advertising and broad-based branding campaigns and recruiting efforts;
•	performance problems with our online systems;
•	failure to maintain institutional and specialized accreditations;
•	the requirements of the education agencies that regulate us which restrict schools’ initiation of new programs and modification of existing programs;
•	the requirements of the education agencies that regulate us which restrict the ways schools can compensate their recruitment personnel;
•	increased regulation of online education, including in states in which we do not have a physical presence;

•	restrictions that may be imposed on graduates of online programs that seek certification or licensure in certain states;
•	student dissatisfaction with our services and programs;
•	adverse publicity regarding us, our competitors, or online or for-profit education generally;
•	price reductions by competitors that we are unwilling or unable to match;
•	a decline in the acceptance of online education;
•	an adverse economic or other development that affects job prospects in our core disciplines; and
•	a decrease in the perceived or actual economic benefits that students derive from our programs.
If we are unable to continue to develop awareness of Grand Canyon University and the programs we offer, and to recruit, enroll, and retain students, our enrollments would suffer and our ability to increase revenues and maintain profitability would be significantly impaired.
If we are unable to hire and train new and existing employees responsible for student recruitment, the effectiveness of our student recruiting efforts would be adversely affected.
In order to support our planned revenue growth we intend to hire, develop, and train a significant number of additional employees responsible for student recruitment and retain and continue to develop and train our current student recruitment personnel. Our ability to develop and maintain a strong student recruiting function may be affected by a number of factors, including our ability to integrate and motivate our enrollment counselors, our ability to effectively train our enrollment counselors, the length of time it takes new enrollment counselors to become productive, regulatory restrictions on the method of compensating enrollment counselors, and the competition in hiring and retaining enrollment counselors. If we are unable to hire, develop, and retain a sufficient number of qualified enrollment counselors, our ability to increase enrollments would be adversely affected.
We operate in a highly competitive industry, and competitors with greater resources could harm our business.
The postsecondary education market is highly fragmented and competitive. We compete for students with traditional public and private two-year and four-year colleges and universities and other for-profit schools, including those that offer online learning programs. Many public and private schools, colleges, and universities, including most major colleges and universities, offer online programs. We expect to experience additional competition in the future as more colleges, universities, and for-profit schools offer an increasing number of online programs. Public institutions receive substantial government subsidies, and public and private non-profit institutions have access to government and foundation grants, tax-deductible contributions, and other financial resources generally not available to for-profit schools. Accordingly, public and private non-profit institutions may have instructional and support resources superior to those in the for-profit sector, and public institutions can offer substantially lower tuition prices. Some of our competitors in both the public and private sectors also have substantially greater financial and other resources than we do. We may not be able to compete successfully against current or future competitors and may face competitive pressures that could adversely affect our business, prospects, financial condition, and results of operations. These competitive factors could cause our enrollments, revenues, and profitability to significantly decrease. See Item 1, Business — Competition for further information.

Capacity constraints, system disruptions, or security breaches in our online computer networks could have a material adverse effect on our ability to attract and retain students.
The performance and reliability of the infrastructure of our online operations are critical to our reputation and to our ability to attract and retain students. Any computer system disruption or failure, or a sudden and significant increase in traffic on the servers that host our online operations, may result in our online courses and programs being unavailable for a period of time. In addition, any significant failure of our computer networks or servers could disrupt our on-campus operations. Individual, sustained, or repeated occurrences could significantly damage the reputation of our online operations and result in a loss of potential or existing students. Additionally, our online operations are vulnerable to interruption or malfunction due to events beyond our control, including natural disasters and network and telecommunications failures. Our computer networks may also be vulnerable to unauthorized access, computer hackers, computer viruses, and other security problems. A user who circumvents security measures could misappropriate proprietary information or cause interruptions to or malfunctions in operations. As a result, we may be required to expend significant resources to protect against the threat of these security breaches or to alleviate problems caused by these incidents. Any interruption to our online operations could have a material adverse effect on our ability to attract students to our online programs and to retain those students.
We may not be able to successfully implement our growth strategy if we are not able to improve the content of our existing academic programs or to develop new programs on a timely basis and in a cost-effective manner, or at all.
We continually seek to improve the content of our existing programs and develop new programs in order to meet changing market needs. The success of any of our programs and courses, both ground and online, depends in part on our ability to expand the content of our existing programs, develop new programs in a cost-effective manner, and meet the needs of existing and prospective students and employers in a timely manner, as well as on the acceptance of our actions by existing or prospective students and employers. As of December 31, 2008, we offered 61 fully online programs, 17 of which we introduced in 2007, 12 of which we introduced in 2008, including our first doctoral degree program, and many of which were based on our existing ground programs. In the future, we may develop programs solely, or initially, for online use, which may pose new challenges, including the need to develop course content without having an existing program on which such content can be based. Even if we are able to develop acceptable new programs, we may not be able to introduce these new programs in a timely fashion or as quickly as our competitors are able to introduce competing programs. If we do not respond adequately to changes in market conditions, our ability to attract and retain students could be impaired and our business, prospects, financial condition, and results of operations could suffer.
The development and approval of new programs and courses, both ground and online, are subject to requirements and limitations imposed by the Department of Education, state licensing agencies, and the relevant accrediting commissions, and in certain cases, such as with our newly approved doctoral program in education, involves a process that can take several years to complete. The imposition of restrictions on the initiation of new educational programs by any of our regulatory agencies, or delays in obtaining approvals of such programs, may delay our expansion plans. Establishing new academic programs or modifying existing academic programs may also require us to make investments in specialized personnel, increase marketing efforts, and reallocate resources. We may have limited experience with the subject matter of new programs.
If we are unable to expand our existing programs, offer new programs on a timely basis or in a cost-effective manner, or otherwise manage effectively the operations of newly established programs, our business, prospects, financial condition, and results of operations could be adversely affected.

Our failure to keep pace with changing market needs and technology could harm our ability to attract students.
Our success depends to a large extent on the willingness of employers to employ, promote, or increase the pay of our graduates. Increasingly, employers demand that their new employees possess appropriate technical and analytical skills and also appropriate interpersonal skills, such as communication, and teamwork skills. These skills can evolve rapidly in a changing economic and technological environment. Accordingly, it is important that our educational programs evolve in response to those economic and technological changes. The expansion of existing academic programs and the development of new programs may not be accepted by current or prospective students or by the employers of our graduates. Even if we are able to develop acceptable new programs, we may not be able to begin offering those new programs in a timely fashion or as quickly as our competitors offer similar programs. If we are unable to adequately respond to changes in market requirements due to regulatory or financial constraints, unusually rapid technological changes, or other factors, the rates at which our graduates obtain jobs in their fields of study could suffer, our ability to attract and retain students could be impaired, and our business, prospects, financial condition, and results of operations could be adversely affected.
If we do not maintain existing, and develop additional, relationships with employers, our future growth may be impaired.
We currently have relationships with large school districts and healthcare systems, primarily in Arizona, and also recently began seeking relationships with national and international employers, to provide their employees with the opportunity to obtain degrees through us while continuing their employment. These relationships are an important part of our strategy as they provide us with a steady source of potential working adult students for particular programs and also serve to increase our reputation among high-profile employers. If we are unable to develop new relationships, or if our existing relationships deteriorate or end as a result of economic conditions affecting employers or otherwise, our efforts to seek these sources of potential working adult students will be impaired, and this could materially and adversely affect our business, prospects, financial condition, and results of operations.
Our failure to effectively manage our growth could harm our business.
Our business recently has experienced rapid growth. Growth and expansion of our operations may place a significant strain on our resources and increase demands on our executive management team, management information and reporting systems, financial management controls and personnel, and regulatory compliance systems and personnel. We may not be able to maintain or accelerate our current growth rate, effectively manage our expanding operations, or achieve planned growth on a timely or profitable basis. If we are unable to manage our growth effectively, we may experience operating inefficiencies and our earnings may be materially adversely affected.
Our success depends upon our ability to recruit and retain key personnel.
Our success to date has largely depended on, and will continue to depend on, the skills, efforts, and motivation of our executive officers, who generally have significant experience with our company and within the education industry. Our success also largely depends on our ability to attract and retain highly qualified faculty, school administrators, and additional corporate management personnel. We may have difficulties in locating and hiring qualified personnel and in retaining such personnel once hired. In addition, because we operate in a highly competitive industry, our hiring of qualified executives or other personnel may cause us or such persons to be subject to lawsuits alleging misappropriation of trade secrets, improper solicitation of employees, or other claims. Other than non-compete agreements of limited duration that we have with certain executive officers, we have not historically sought non-compete agreements with key personnel and they may leave and subsequently compete against us. The loss of the services of any of our key personnel, many of whom are not party to employment agreements with us, or our failure to attract and retain other qualified and experienced personnel on acceptable terms, could cause our business to suffer.

The protection of our operations through exclusive proprietary rights and intellectual property is limited, and from time to time we encounter disputes relating to our use of intellectual property of third parties, any of which could harm our operations and prospects.
In the ordinary course of our business we develop intellectual property of many kinds that is or will be the subject of copyright, trademark, service mark, patent, trade secret, or other protections. This intellectual property includes but is not limited to courseware materials and business know-how and internal processes and procedures developed to respond to the requirements of operating our business and to comply with the rules and regulations of various education regulatory agencies. We rely on a combination of copyrights, trademarks, service marks, trade secrets, domain names, and agreements to protect our intellectual property. We rely on service mark and trademark protection in the United States to protect our rights to the mark “Grand Canyon University,” as well as distinctive logos and other marks associated with our services. We rely on agreements under which we obtain rights to use course content developed by faculty members and other third party content experts, as well as license agreements pursuant to which we license the right to brand certain of our program offerings. We cannot assure you that the measures that we take will be adequate or that we have secured, or will be able to secure, appropriate protections for all of our proprietary rights in the United States or select foreign jurisdictions, or that third parties will not infringe upon or violate our proprietary rights. Unauthorized third parties may attempt to duplicate or copy the proprietary aspects of our curricula, online resource material, and other content, and offer competing programs to ours.
In particular, we license the right to utilize the name of Ken Blanchard in connection with our business school and Executive MBA programs and have spent significant resources in related branding efforts. Nevertheless, our license agreement with Blanchard Education, LLC has a fixed term and may not necessarily be extended in the future. In addition, third parties may attempt to develop competing programs or copy aspects of our curriculum, online resource material, quality management, and other proprietary content. The termination of this license agreement, or attempts to compete with or duplicate our programs, if successful, could adversely affect our business. Protecting these types of intellectual property rights can be difficult, particularly as it relates to the development by our competitors of competing courses and programs.
We may from time to time encounter disputes over rights and obligations concerning intellectual property, and we may not prevail in these disputes. In certain instances, we may not have obtained sufficient rights in the content of a course. Third parties may raise a claim against us alleging an infringement or violation of the intellectual property of that third party. Some third-party intellectual property rights may be extremely broad, and it may not be possible for us to conduct our operations in such a way as to avoid those intellectual property rights. Any such intellectual property claim could subject us to costly litigation and impose a significant strain on our financial resources and management personnel regardless of whether such claim has merit, and we may be required to alter the content of our classes or pay monetary damages, which may be significant.

We are subject to laws and regulations as a result of our collection and use of personal information, and any violations of such laws or regulations, or any breach, theft, or loss of such information, could adversely affect our reputation and operations.
Possession and use of personal information in our operations subjects us to risks and costs that could harm our business. We collect, use, and retain large amounts of personal information regarding our applicants, students, faculty, staff, and their families, including social security numbers, tax return information, personal and family financial data, and credit card numbers. We also collect and maintain personal information of our employees in the ordinary course of our business. Our services can be accessed globally through the Internet. Therefore, we may be subject to the application of national privacy laws in countries outside the U.S. from which applicants and students access our services. Such privacy laws could impose conditions that limit the way we market and provide our services.
Our computer networks and the networks of certain of our vendors that hold and manage confidential information on our behalf may be vulnerable to unauthorized access, employee theft or misuse, computer hackers, computer viruses, and other security threats. Confidential information may also inadvertently become available to third parties when we integrate systems or migrate data to our servers following an acquisition of a school or in connection with periodic hardware or software upgrades.
Due to the sensitive nature of the personal information stored on our servers, our networks may be targeted by hackers seeking to access this data. A user who circumvents security measures could misappropriate sensitive information or cause interruptions or malfunctions in our operations. Although we use security and business controls to limit access and use of personal information, a third party may be able to circumvent those security and business controls, which could result in a breach of student or employee privacy. In addition, errors in the storage, use, or transmission of personal information could result in a breach of privacy for current or prospective students or employees. Possession and use of personal information in our operations also subjects us to legislative and regulatory burdens that could require notification of data breaches and restrict our use of personal information, and a violation of any laws or regulations relating to the collection or use of personal information could result in the imposition of fines against us. As a result, we may be required to expend significant resources to protect against the threat of these security breaches or to alleviate problems caused by these breaches. A major breach, theft, or loss of personal information regarding our students and their families or our employees that is held by us or our vendors, or a violation of laws or regulations relating to the same, could have a material adverse effect on our reputation and result in further regulation and oversight by federal and state authorities and increased costs of compliance.
We operate in a highly competitive market with rapid technological change, and we may not have the resources needed to compete successfully.
Online education is a highly competitive market that is characterized by rapid changes in students’ technological requirements and expectations and evolving market standards. Our competitors vary in size and organization, and we compete for students with traditional public and private two-year and four-year colleges and universities and other for-profit schools, including those that offer online learning programs. Each of these competitors may develop platforms or other technologies, including technologies such as streaming video, that allow for greater levels of interactivity between faculty and students, that are superior to the platform and technology we use, and these differences may affect our ability to recruit and retain students. We may not have the resources necessary to acquire or compete with technologies being developed by our competitors, which may render our online delivery format less competitive or obsolete.
At present we derive a significant portion of our revenues and operating income from our graduate programs.
As of December 31, 2008, approximately 53% of our students were graduate students, which includes master’s and doctoral students. This percentage has declined in recent periods, and we anticipate that this percentage will continue to decline over time, due to our recent growth emphasis in our undergraduate business and liberal arts programs. If we were to experience any event that adversely affected our graduate offerings or the attractiveness of our programs to prospective graduate students, our business, prospects, financial condition, and results of operations could be significantly and adversely affected.

We may incur liability for the unauthorized duplication or distribution of class materials posted online for class discussions.
In some instances, our faculty members or our students may post various articles or other third-party content on class discussion boards. Third parties may raise claims against us for the unauthorized duplication of material posted online for class discussions. Any such claims could subject us to costly litigation and impose a significant strain on our financial resources and management personnel regardless of whether the claims have merit. Our general liability insurance may not cover potential claims of this type adequately or at all, and we may be required to alter the content of our courses or pay monetary damages, which may be significant.
We use third-party software for our online classroom, and if the provider of that software were to cease to do business or was acquired by a competitor, we may have difficulty maintaining the software required for our online classroom or updating it for future technological changes, which could adversely affect our performance.
Our online classroom employs the ANGEL Learning Management Suite pursuant to a license from ANGEL Learning, Inc. The ANGEL system is a web-based portal that stores, manages, and delivers course content; enables assignment uploading; provides interactive communication between students and faculty; and supplies online evaluation tools. We rely on ANGEL Learning, Inc. for administrative support of the ANGEL system and, if ANGEL Learning, Inc. ceased to operate or was unable or unwilling to continue to provide us with services or upgrades on a timely basis, we may have difficulty maintaining the software required for our online classroom or updating it for future technological changes. Any failure to maintain our online classroom would have an adverse impact on our operations, damage our reputation, and limit our ability to attract and retain students.
Seasonal and other fluctuations in our results of operations could adversely affect the trading price of our common stock.
Our net revenue and operating results normally fluctuate as a result of seasonal variations in our business, principally due to changes in enrollment, and are typically lowest in our second fiscal quarter and highest in our fourth fiscal quarter. Accordingly, our results in any quarter may not indicate the results we may achieve in any subsequent quarter or for the full year. Student population varies as a result of new enrollments, graduations, and student attrition. A significant portion of our general and administrative expenses do not vary proportionately with fluctuations in revenues. We expect quarterly fluctuations in operating results to continue as a result of seasonal enrollment patterns. Such patterns may change, however, as a result of new program introductions, the timing of colloquia and events, and increased enrollments of students. These fluctuations may result in volatility or have an adverse effect on the market price of our common stock.
We only recently began operating as a for-profit company and have a limited operating history as a for-profit company. Accordingly, our historical and recent financial and business results may not necessarily be representative of what they will be in the future.
We have only operated as a for-profit company with private ownership interests since February 2004. We have a limited operating history as a for-profit business on which you can evaluate our management decisions, business strategy, and financial results. Moreover, until October 2006, we operated under various Department of Education limitations on our growth and activities. As a result, our historical and recent financial and business results may not necessarily be representative of what they will be in the future. We are subject to risks, uncertainties, expenses, and difficulties associated with changing and implementing our business strategy that are not typically encountered by established for-profit companies. As a result, we may not be able to operate effectively as a for-profit corporation. It is possible that we may incur significant operating losses in the future and that we may not be able to achieve or sustain long-term profitability.

Our current success and future growth depend on the continued acceptance of the Internet and the corresponding growth in users seeking educational services on the Internet.
Our business relies in part on the Internet for its success. A number of factors could inhibit the continued acceptance of the Internet and adversely affect our profitability, including:
•	inadequate Internet infrastructure;
•	security and privacy concerns;
•	the unavailability of cost-effective Internet service and other technological factors; and
•	changes in government regulation of Internet use.
If Internet use decreases, or if the number of Internet users seeking educational services on the Internet does not increase, our business may not grow as planned.
Government regulations relating to the Internet could increase our cost of doing business, affect our ability to grow or otherwise have a material adverse effect on our business.
The increasing popularity and use of the Internet and other online services has led and may lead to the adoption of new laws and regulatory practices in the United States or foreign countries and to new interpretations of existing laws and regulations. These new laws and interpretations may relate to issues such as online privacy, copyrights, trademarks and service marks, sales taxes, fair business practices, and the requirement that online education institutions qualify to do business as foreign corporations or be licensed in one or more jurisdictions where they have no physical location or other presence. New laws and regulations or interpretations thereof related to doing business over the Internet could increase our costs and materially and adversely affect our business, prospects, financial condition, and results of operations.
A reclassification of our online faculty by federal or state authorities from independent contractor to employee status could materially increase our costs.
A majority of our faculty at December 31, 2008 were online faculty, whom we have historically treated as independent contractors. Because we have historically classified our online faculty as independent contractors, we have not withheld federal or state income or other employment-related taxes, made federal or state unemployment tax or Federal Insurance Contributions Act, or FICA, payments or provided workers’ compensation insurance with respect to our online faculty. The determination of whether online faculty members are properly classified as independent contractors or as employees is based upon the facts and circumstances of our relationship with our online faculty members. We believe that, under existing interpretations, federal or state authorities may challenge our classification and assert that our online faculty members be classified as employees, and we have undertaken a review of this matter to determine whether our practices should change. In the event that we did determine to, or were otherwise required to, reclassify our online faculty as employees, we would be required to withhold the appropriate taxes, make unemployment tax and FICA payments, and pay for workers’ compensation insurance and additional payroll processing costs. If we had reclassified our online faculty members as employees for 2008, we estimate our additional tax, workers’ compensation insurance, and payroll processing payments would have been approximately $0.9 million for that year. The amount of additional tax and insurance payments would increase in the future as the total amount we pay to online faculty increases. In addition to these known costs, we could be subject to retroactive taxes and penalties, which may be significant, by federal and state authorities, which could adversely affect our business, prospects, financial condition, and results of operations.

We may incur significant costs complying with the Americans with Disabilities Act and similar laws.
Under the Americans with Disabilities Act of 1990, or the ADA, all public accommodations must meet federal requirements related to access and use by disabled persons. Additional federal, state, and local laws also may require modifications to our properties, or restrict our ability to renovate our properties. For example, the Fair Housing Amendments Act of 1988, or FHAA, requires apartment properties first occupied after March 13, 1990 to be accessible to the handicapped. We have not conducted an audit or investigation of all of our properties to determine our compliance with present requirements. Noncompliance with the ADA or FHAA could result in the imposition of fines or an award or damages to private litigants and also could result in an order to correct any non-complying feature. We cannot predict the ultimate amount of the cost of compliance with the ADA, FHAA, or other legislation. If we incur substantial costs to comply with the ADA, FHAA, or any other legislation, we could be materially and adversely affected.
Our failure to comply with environmental laws and regulations governing our activities could result in financial penalties and other costs.
We use hazardous materials at our ground campus and generate small quantities of waste, such as used oil, antifreeze, paint, car batteries, and laboratory materials. As a result, we are subject to a variety of environmental laws and regulations governing, among other things, the use, storage, and disposal of solid and hazardous substances and waste, and the clean-up of contamination at our facilities or off-site locations to which we send or have sent waste for disposal. In the event we do not maintain compliance with any of these laws and regulations, or are responsible for a spill or release of hazardous materials, we could incur significant costs for clean-up, damages, and fines, or penalties which could adversely impact our business, prospects, financial condition, and results of operations.
If we expand in the future into new markets outside the United States, we would be subject to risks inherent in non-domestic operations.
If we acquire schools or establish programs in new markets outside the United States, we will face risks that are inherent in non-domestic operations, including the complexity of operations across borders, new regulatory regimes, currency exchange rate fluctuations, monetary policy risks, such as inflation, hyperinflation and deflation, and potential political and economic instability in the countries into which we expand.
Our failure to obtain additional capital in the future could adversely affect our ability to grow.
We believe that funds from operations, cash on hand, and investments will be adequate to fund our current operating and growth plans for the foreseeable future. However, we may need additional financing in order to finance our continued growth, particularly if we pursue any acquisitions. The amount, timing, and terms of such additional financing will vary principally depending on the timing and size of new program offerings, the timing and size of acquisitions we may seek to consummate, and the amount of cash flows from our operations. To the extent that we require additional financing in the future, such financing may not be available on terms acceptable to us or at all, and, consequently, we may not be able to fully implement our growth strategy.

If we are not able to integrate acquired schools, our business could be harmed.
From time to time, we may pursue acquisitions of other schools. Integrating acquired operations into our institution involves significant risks and uncertainties, including:
•	inability to maintain uniform standards, controls, policies, and procedures;
•	distraction of management’s attention from normal business operations during the integration process;
•	inability to obtain, or delay in obtaining, approval of the acquisition from the necessary regulatory agencies, or the imposition of operating restrictions or a letter of credit requirement on us or on the acquired school by any of those regulatory agencies;
•	expenses associated with the integration efforts; and
•	unidentified issues not discovered in our due diligence process, including legal contingencies.
If we complete one or more acquisitions and are unable to integrate acquired operations successfully, our business could suffer.
Risks Related to Owning our Common Stock
Our executive officers, directors, and principal existing stockholders own a large percentage of our voting stock, which may allow them to collectively control substantially all matters requiring stockholder approval and, in the case of certain of our principal stockholders, will have other unique rights that may afford them access to our management.
Our directors, executive officers, and principal existing stockholders beneficially own approximately 31.6 million shares, or 69%, of our common stock as of December 31, 2008. Our directors and executive officers beneficially own in the aggregate approximately 29.7 million shares, or 65%, of our common stock as of December 31, 2008. In addition, pursuant to a voting agreement entered into among Brent Richardson, Chris Richardson, and certain of our existing stockholders, the Richardsons have voting control over approximately 43% or our common stock. Accordingly, the Richardsons could significantly influence the outcome of any actions requiring the vote or consent of stockholders, including elections of directors, amendments to our certificate of incorporation and bylaws, mergers, going private transactions, and other extraordinary transactions, and any decisions concerning the terms of any of these transactions. The ownership and voting positions of these stockholders may have the effect of delaying, deterring, or preventing a change in control or a change in the composition of our board of directors. These stockholders may also use their contractual rights, including access to management, and their large ownership position to address their own interests, which may be different from those of our other stockholders.
We are incurring increased costs as a result of being a public company, and the requirements of being a public company may divert management attention from our business.
We have operated as a public company since November 19, 2008. As a public company, we incur significant legal, accounting and other expenses that we did not incur as a private company. In addition, we are subject to a number of additional requirements, including the reporting requirements of the Securities Exchange Act of 1934, as amended, or the Exchange Act, the Sarbanes-Oxley Act of 2002, or Sarbanes-Oxley Act and the listing standards of Nasdaq. These requirements will cause us to incur increased costs and might place a strain on our systems and resources. The Exchange Act requires, among other things, that we file annual, quarterly, and current reports with respect to our business and financial condition. The Sarbanes-Oxley Act requires, among other things, that we maintain effective disclosure controls and procedures and internal control over financial reporting, and also requires that our internal controls be assessed by management and attested to by our auditors as of December 31 of each year commencing with our year ending December 31, 2009. In order to maintain and improve the effectiveness of our disclosure controls and procedures and internal control over financial reporting, significant resources and management oversight will be required. As a result, our management’s attention might be diverted from other business concerns, which could have a material adverse effect on our business, prospects, financial condition, and results of operations.

Your percentage ownership in us may be diluted by future issuances of capital stock, which could reduce your influence over matters on which stockholders vote.
Our board of directors has the authority, without action or vote of our stockholders, to issue all or any part of our authorized but unissued shares of common stock, including shares issuable upon the exercise of options, shares that may be issued to satisfy our payment obligations under our incentive plans, or shares of our authorized but unissued preferred stock. Issuances of common stock or voting preferred stock would reduce your influence over matters on which our stockholders vote, and, in the case of issuances of preferred stock, likely would result in your interest in us being subject to the prior rights of holders of that preferred stock.
A substantial potion of our outstanding common stock will soon be released from restrictions on resale and may be sold in the public market in the near future. Future sales of shares by existing stockholders may cause the market price of shares of our common stock to decline.
If our existing stockholders, directors or executive officers sell a substantial number of shares of our common stock in the public market, or are perceived by the public market as intending to sell, the trading price of our common stock could decline significantly. As of December 31, 2008, approximately 33.4 million shares (excluding shares issuable upon the exercise of vested options that would be subject to this lock up), or approximately 73.4% of our outstanding shares at that date, are subject to lock-up agreements entered into by our directors, executive officers, and stockholders with the underwriters in connection with our initial public offering. Upon expiration of the lock-up period, which will occur on or around May 19, 2009, approximately 12.3 million additional shares of common stock may be eligible for sale in the public market without restriction, and up to approximately 21.0 million shares of common stock (excluding shares issuable upon the exercise of vested options that would be subject to this lock up), held by affiliates may become eligible for sale, subject to the restrictions under Rule 144 of the Securities Act of 1933, as amended, or the Securities Act.
Provisions in our charter documents and the Delaware General Corporation Law could make it more difficult for a third party to acquire us and could discourage a takeover and adversely affect existing stockholders.
Anti-takeover provisions of our certificate of incorporation, bylaws, the Delaware General Corporation Law, or DGCL, and regulations of state and federal education agencies could diminish the opportunity for stockholders to participate in acquisition proposals at a price above the then-current market price of our common stock. For example, while we have no present plans to issue any preferred stock, our board of directors, without further stockholder approval, may issue shares of undesignated preferred stock and fix the powers, preferences, rights, and limitations of such class or series, which could adversely affect the voting power of your shares. In addition, our bylaws provide for an advance notice procedure for nomination of candidates to our board of directors that could have the effect of delaying, deterring, or preventing a change in control. Further, as a Delaware corporation, we are subject to provisions of the DGCL regarding “business combinations,” which can deter attempted takeovers in certain situations. The approval requirements of the Department of Education, our regional accrediting commission, and state education agencies for a change in control transaction could also delay, deter, or prevent a transaction that would result in a change in control. We may, in the future, consider adopting additional anti-takeover measures. The authority of our board to issue undesignated preferred or other capital stock and the anti-takeover provisions of the DGCL, as well as other current and any future anti-takeover measures adopted by us, may, in certain circumstances, delay, deter, or prevent takeover attempts and other changes in control of the company not approved by our board of directors.

We currently do not intend to pay dividends on our common stock and, consequently, your only opportunity to achieve a return on your investment is if the price of our common stock appreciates.
We do not expect to pay dividends on shares of our common stock in the foreseeable future and intend to use cash to grow our business. The payment of cash dividends in the future, if any, will be at the discretion of our board of directors and will depend upon such factors as earnings levels, capital requirements, our overall financial condition, and any other factors deemed relevant by our board of directors. Consequently, your only opportunity to achieve a positive return on your investment in us will be if the market price of our common stock appreciates.
The price of our common stock may be volatile, and as a result returns on an investment in our common stock may be volatile.
We completed our initial public offering in November 2008. Given the relatively limited public float since that time, trading in our common stock has also been limited and, at times, volatile. An active trading market for our common stock may not be sustained, and the trading price of our common stock may fluctuate substantially.
The market price of our common stock could fluctuate significantly for various reasons, which include:
•	our quarterly or annual earnings or earnings of other companies in our industry;
•	the public’s reaction to our press releases, our other public announcements, and our filings with the SEC;
•	changes in earnings estimates or recommendations by research analysts who track our common stock or the stocks of other companies in our industry;
•	changes in our number of enrolled students;
•	new laws or regulations or new interpretations of laws or regulations applicable to our business;
•	seasonal variations in our student population;
•	the availability and cost of Title IV funds, other student financial aid, and private loans;
•	the failure to maintain or keep in good standing our regulatory approvals and accreditations;
•	changes in accounting standards, policies, guidance, interpretations, or principles;
•	changes in general conditions in the U.S. and global economies or financial markets, including those resulting from war, incidents of terrorism, or responses to such events;

•	an adverse economic or other development that affects job prospects in our core disciplines;
•	litigation involving our company, or investigations or audits by regulators into the operations of our company or our competitors, including the investigation of Grand Canyon University currently being conducted by the Office of Inspector General of the Department of Education, and the pending qui tam action regarding the manner in which we have compensated our enrollment personnel; and
•	sales of common stock by our directors, executive officers, and significant stockholders.
In addition, in recent years, the stock market has experienced extreme price and volume fluctuations. This volatility has had a significant impact on the market price of securities issued by many companies, including companies in our industry. The changes frequently appear to occur without regard to the operating performance of these companies. The price of our common stock could fluctuate based upon factors that have little or nothing to do with our company, and these fluctuations could materially reduce our stock price.
In the past, following periods of volatility in the market price of a company’s securities, securities class action litigation has often been brought against that company. Because of the potential volatility of our stock price, we may become the target of securities litigation in the future. Securities litigation could result in substantial costs and divert management’s attention and resources from our business.
Seasonal and other fluctuations in our results of operations could adversely affect the trading price of our common stock.
Our results in any quarter may not indicate the results we may achieve in any subsequent quarter or for the full year. Our revenues and operating results normally fluctuate as a result of seasonal variations in our business, principally due to changes in enrollment and term starts. Student population varies as a result of new enrollments, graduations and student attrition. While our number of enrolled students has grown substantially year over year, the number of enrolled students has been proportionally greatest in the fourth quarter of each respective year. A significant portion of our infrastructure costs do not vary proportionately with fluctuations in revenues. We expect quarterly fluctuations in operating results to continue as a result of seasonal enrollment patterns. Such patterns may change, however, as a result of new program introductions and increased enrollments of students. These fluctuations may result in volatility in our results of operations and/or have an adverse effect on the market price of our common stock.
If we fail to maintain proper and effective disclosure controls and procedures and internal controls over financial reporting, our ability to produce accurate financial statements could be impaired, which could adversely affect our stock price, our ability to operate our business and investors’ views of us.
Ensuring that we have adequate disclosure controls and procedures, including internal controls over financial reporting, in place so that we can produce accurate financial statements on a timely basis is a costly and time-consuming effort that needs to be re-evaluated frequently. We are continuing the process of documenting, reviewing and, if appropriate, improving our internal controls and procedures as we will eventually be subject to the requirements of Section 404 of the Sarbanes-Oxley Act, which will require annual management assessments of the effectiveness of our internal controls over financial reporting and a report by our independent auditors addressing these assessments. We will be required to comply with the internal controls evaluation and certification requirements of Section 404 of the Sarbanes-Oxley Act by no later than the end of our 2009 fiscal year.

If securities analysts do not publish research or reports about our business or if they downgrade their evaluations of our stock, the price of our stock could decline.
The trading market for our common stock depends in part on the research and reports that industry or financial analysts publish about us or our business. If one or more of the analysts covering us downgrade their estimates or evaluations of our stock, the price of our stock could decline. If one or more of these analysts cease coverage of our company, we could lose visibility in the market for our stock, which in turn could cause our stock price to decline.
Item 1B. Unresolved Staff Comments
None.
Item 2. Properties
Our ground campus is located on approximately 90 acres in the center of the Phoenix, Arizona metropolitan area, near downtown Phoenix. Our campus facilities currently consist of 43 buildings with more than 500,000 square feet of space, which include 63 classrooms, three lecture halls, a 500-seat theater, three student computer labs with 150 computers that are available to students 18 hours per day, a 68,000-volume physical library, and a media arts complex that provides communications students with audio and video equipment. We house our ground students in on-campus student apartments and dormitories that can collectively hold up to 800 students. We lease the campus under a lease that expires in 2024. Renewal terms under this lease allow for us to extend the current lease for up to four additional five-year terms. We also lease two additional facilities for employees, one in Utah and one in Arizona. In late December 2008, we obtained additional capacity at three new Arizona locations to accommodate our growth plans beyond 2009 and may add one additional facility during the next twelve months.
Item 3. Legal Proceedings
On February 28, 2007, we filed a complaint against SunGard Higher Education Managed Services Inc. (“SunGard”) in the Maricopa County Superior Court, Case No. CV2007-003492, for breach of contract, breach of implied covenant of good faith and fair dealing, breach of warranty, breach of fiduciary duty, tortious interference with business expectancy, unjust enrichment, and consumer fraud related to a technology services agreement between the parties. In response, SunGard moved to stay the litigation and compel arbitration. The court granted the motion to stay, and compelled the parties to arbitrate. SunGard then filed its own claims in the arbitration alleging breach of the parties’ technology services agreement. Following discovery, the arbitration hearing occurred in late May 2008 and final arguments were heard in July 2008. We sought approximately $1.4 million from SunGard, and SunGard counterclaimed for approximately $2.5 million. On October 22, 2008, the arbitration panel issued a Final Award finding for SunGard on its breach of contract claim and also finding for us on our breach of contract, breach of the duty of good faith and fair dealing, and conversion counterclaims. Both parties were awarded damages with a net award to SunGard in the amount of approximately $250,000 plus interest. The arbitration panel also held that each party would be responsible for its own attorneys’ fees and that the parties would equally share the arbitration costs. On January 14, 2009, we entered into a settlement agreement with SunGard regarding payment of the arbitration award and effecting a mutual release between the parties regarding all claims that were brought, or could have been brought, in the litigation and related arbitration.

On August 14, 2008, the Office of Inspector General of the United States Department of Education served an administrative subpoena on Grand Canyon University requiring us to provide certain records and information related to performance reviews and salary adjustments for all of our enrollment counselors and managers from January 1, 2004 to the present. We are cooperating with the Office of Inspector General to facilitate its investigation and are nearing completion of our rolling responsive document production, which commenced in September 2008. We cannot presently predict the ultimate outcome of the investigation or any liability or other sanctions that may result.
On September 11, 2008, we were served with a qui tam lawsuit that had been filed against us in August 2007, in the United States District Court for the District of Arizona by a then-current employee on behalf of the federal government. All proceedings in the lawsuit had been under seal until September 5, 2008, when the court unsealed the first amended complaint, which was filed on August 11, 2008. The qui tam lawsuit alleges, among other things, that we violated the False Claims Act by knowingly making false statements, and submitting false records or statements, from at least 2001 to the present, to get false or fraudulent claims paid or approved, and asserts that we improperly compensated certain of our enrollment counselors in violation of the Title IV law governing compensation of such employees, and as a result, improperly received Title IV program funds. The complaint specifically alleges that some of our compensation practices with respect to our enrollment personnel, including providing non-cash awards, have violated the Title IV law governing compensation. While we believe that the compensation policies and practices at issue in the complaint have not been based on success in enrolling students in violation of applicable law, the Department of Education’s regulations and interpretations of the incentive compensation law do not establish clear criteria for compliance in all circumstances, and some of these practices, including the provision of non-cash awards, are not within the scope of any explicit “safe harbor” provided in the compensation regulations. The complaint seeks treble the amount of unspecified damages sustained by the federal government in connection with our receipt of Title IV funding, a civil penalty for each violation of the False Claims Act, attorneys’ fees, costs, and interest. While our motion to dismiss the qui tam lawsuit has been denied, we plan to vigorously contest the lawsuit.
If it were determined that any of our compensation practices violated the incentive compensation law, we could experience an adverse outcome in the qui tam litigation and be subject to substantial monetary liabilities, fines, and other sanctions, any of which could have a material adverse effect on our business, prospects, financial condition and results of operations and could adversely affect our stock price. We cannot presently predict the ultimate outcome of this litigation or any liability or other sanctions that may result. It is possible that, during the course of the litigation, other information may be discovered that would adversely affect the outcome of the litigation.
From time to time, we are subject to ordinary and routine litigation incidental to our business. While the outcomes of these matters are uncertain, management does not expect that the ultimate costs to resolve these matters will have a material adverse effect on our financial position, results of operations or cash flows.
Item 4. Submission of Matters to a Vote of Security Holders
On November 12, 2008, in connection with our initial public offering of common stock, stockholders representing more than a majority of the issued and outstanding voting power of our capital stock consented in writing to an amendment of the terms of our formerly authorized Series C preferred stock to clarify the terms upon which such series would convert to common stock upon our initial public offering, and also to approve our amended and restated certificate of incorporation that became in effect following our initial public offering.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market Information
Our common stock trades on the Nasdaq Global Market under the symbol “LOPE.” The holders of our common stock are entitled to one vote per share on any matter to be voted upon by stockholders. All shares of common stock rank equally as to voting and all other matters. The shares of common stock have no preemptive or conversion rights, no redemption or sinking fund provisions, are not liable for further call or assessment and are not entitled to cumulative voting rights.
The table below sets forth the high and low sales prices for our common stock, as reported by the Nasdaq Global Market, between November 20, 2008, the day we began trading on the Nasdaq Global Market in connection with our initial public offering of common stock, and the end of the 2008 fiscal year.

	High	Low
2008
Fourth Quarter	$19.12	$9.49
Holders
As of December 31, 2008, there were approximately 20 registered holders of record of common stock. A substantially greater number of holders of common stock are “street name” or beneficial holders, whose shares are held of record by banks, brokers and other financial institutions.
Dividends
On November 19, 2008, our registration statement for our initial public offering of common stock became effective. In the initial public offering, we sold 10,500,000 shares of common stock at a price to the public of $12.00 per share, before underwriting discounts and commissions. On November 26, 2008, the underwriters elected to exercise in full their option to purchase an additional 1,575,000 shares at the initial public offering price to cover over-allotments. Aggregate net proceeds to us were approximately $134.8 million, after deducting underwriting discounts and commissions and before offering expenses. On September 26, 2008, our Board of Directors approved the payment of a special distribution to our stockholders of record immediately prior to the initial public offering to be paid from the proceeds of the initial public offering (including any proceeds resulting from sales of shares pursuant to the exercise of the over-allotment option) in the amount of 75% of the gross offering proceeds. On November 25, 2008, we distributed $94.5 million in the initial public offering and, on December 3, 2008, we distributed an additional $14.2 million in connection with the underwriters’ exercise of their over-allotment option. The special distribution was paid on an as converted basis to our common and preferred shareholders of record as of November 18, 2008.
We currently intend to retain all future earnings for the operation and expansion of our business and do not anticipate paying cash dividends on our common stock in the foreseeable future.

Recent Sales of Unregistered Securities
In the past three fiscal years, we have issued the following securities that were not registered under the Securities Act:
Preferred Stock
On March 31, 2005, we sold $14.0 million aggregate principal amount of notes to the Endeavour Entities. On August 24, 2005, we sold 5,953 shares of our newly designated Series A convertible preferred stock at a purchase price of $3,233.67 per share, or $19.3 million total, of which 4,948 shares were sold to the Endeavour Entities and 1,005 shares were sold to 220 GCU, L.P. A substantial portion of the purchase price paid by the Endeavour Entities was paid through the contributions to us of notes that were previously issued to the Endeavour Entities. The sales were made in reliance on Section 4(2) of the Securities Act.
On December 31, 2005, we issued 2,163 shares of our newly designated Series B preferred stock and received gross proceeds of approximately $7.0 million, or $3,236.25 per share, in the form of a stock subscription receivable. The receivable was subsequently paid in April 2006. Of these shares, 1,298 were sold to the Endeavour Entities and 865 were sold to Rich Crow Enterprises, LLC, which is owned, in part, by Brent Richardson, our Executive Chairman, and Christopher Richardson, our General Counsel and a member of our Board of Directors. The sales were made in reliance on Section 4(2) of the Securities Act.
On December 18, 2007, we sold an aggregate of 3,829 shares of our newly designed Series C preferred stock at a purchase price of $3,500 per share, or approximately $13.4 million total, of which 1,675 shares were sold to the Endeavour Entities, 834 shares were sold to Rich Crow Enterprises, LLC, and 935 shares were sold to third parties. The purchase price payable by Rich Crow Enterprises for its shares of Series C preferred stock was paid in part by the exchange of the 865 outstanding shares of Series B preferred stock it purchased in 2006. The sales were made in reliance on Rule 506 of Regulation D promulgated under the Securities Act.
Common Stock
In November 2008, we issued, in reliance on Section 4(2) of the Securities Act, 909,348 shares of our common stock upon the exercise of a warrant that was issued in June 2004. The exercise price of the warrant was approximately $0.58 per share, or $526,316 in the aggregate. Also in November 2008, we granted, pursuant to our equity incentive plan, 109,329 shares of our common stock to our Chief Executive Officer. This grant was made immediately after the effectiveness of the registration statement for our initial public offering, in reliance on Section 4(2) of the Securities Act, and was valued at a price per share of $12.00, which was the initial public offering price of our common stock.
Use of Proceeds from our Initial Public Offering
In November 2008, we completed an initial public offering of our common stock pursuant to a registration statement on Form S-1 (File No. 333-150876) that was declared effective by the SEC on November 19, 2008. We sold 10,500,000 shares of common stock in the offering, and granted the underwriters an over-allotment option to purchase an additional 1,575,000 shares, which option was exercised on November 26, 2008. Credit Suisse and Merrill Lynch & Co. acted as co book-running managers. The shares were sold at a price to the public of $12.00 per share. The aggregate gross proceeds of the shares offered and sold by us, including in connection with the exercise of the over-allotment option, totaled $144.9 million. In connection with the offering, we paid an aggregate of $16.1 million in expense, consisting of $10.1 million in underwriting discounts and commissions to the underwriters, and other expenses totaling $6.0 million.

After deducting the underwriting discounts and commissions and the other offering expenses, we received net proceeds from our initial public offering of approximately $128.8 million. We used $108.7 million of the proceeds to pay the special distribution described above to our shareholders of record as of November 18, 2008. The remaining $20.1 million of net proceeds from the offering will be used for general corporate purposes. Of the $108.7 million special distribution paid with the net proceeds from the offering, $92.7 million was paid in respect of shares of our capital stock over which our directors and executive officers, and persons known to us to beneficially own 10% or more of our outstanding capital stock in each case at the time of payment, were deemed to exercise sale or shared voting or investment power.
Securities Authorized for Issuance under Equity Compensation Plans
The information required by Item 201(d) of Regulation S-K is provided under Item 12, Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters, “Equity Compensation Plan Information,” which is incorporated herein by reference.
Purchases of Equity Securities
None.
Company Stock Performance
The following graph compares the cumulative 2-month return of holders of our common stock with the cumulative total returns of the S&P 500 Index, the NASDAQ Composite index, and a customized peer group of four companies that includes: Capella Education Company, American Public Education, Inc., Apollo Group Inc., and Strayer Education Inc. This chart assumes that an investment of $100 was made in our common stock, in the index, and in the peer group on November 20, 2008 and that all dividends paid by us (other than the special distribution) and such companies were reinvested, and tracks the relative performance of such investments through December 31, 2008.

COMPARISON OF CUMULATIVE TOTAL RETURN*
Among Grand Canyon Education, Inc., The S&P 500 Index,
The NASDAQ Composite Index And A Peer Group

*	$100 invested on 11/20/08 in stock & 10/31/08 in index-including reinvestment of dividends. Fiscal year ending December 31.
Copyright © 2009 S&P, a division of The McGraw-Hill Companies Inc. All rights reserved.

	11/20/08	11/08	12/08
Grand Canyon Education, Inc.	100.00	125.23	158.48
S&P 500	100.00	92.83	93.81
NASDAQ Composite	100.00	89.53	92.23
Peer Group	100.00	115.66	112.62
Copyright © 2009 Standard & Poor’s, a division of The McGraw-Hill Companies Inc. All rights reserved. (www.researchdatagroup.com/S&P.htm)
The information contained in the performance graph shall not be deemed “soliciting material” or to be “filed” with the Securities and Exchange Commission nor shall such information be deemed incorporated by reference into any future filing under the Securities Act or the Exchange Act, except to the extent that we specifically incorporate it by reference into such filing.
The stock price performance included in this graph is not necessarily indicative of future stock price performance.

Item 6. Selected Financial and Other Data
The following selected financial and other data should be read in conjunction with Item 8, Financial Statements and Supplementary Data, and Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, to fully understand factors that may affect the comparability of the information presented below. The selected statement of operations and other data, excluding period end enrollment, for the years ended December 31, 2006, 2007, and 2008, and the selected balance sheet data as of December 31, 2007 and 2008, have been derived from our audited financial statements, included herein. The selected statement of operations and other data, excluding period end enrollment, for the year ended December 31, 2005 have been derived from our audited financial statements for such year which are not included herein. The selected statement of operations and other data for the period from February 2, 2004 (date of inception) through December 31, 2004, and the selected balance sheet data as of December 31, 2004 and 2005 have been derived from our unaudited financial statements, which are not included herein. Our historical results are not necessarily indicative of our results for any future period.

	February 2, 2004
	to December 31,	Year Ended December 31,
	2004(1)	2005	2006	2007	2008
	(Unaudited)

Statement of Operations Data:
Net revenue	$25,629	$51,793	$72,111	$99,326	$161,309
Costs and expenses:
Instructional costs and services	19,705	28,063	31,287	39,050	54,450
Selling and promotional	9,735	14,047	20,093	35,148	65,551
General and administrative	10,828	12,968	15,011	17,001	26,825
Royalty to former owner	448	1,619	2,678	3,782	1,686

Total costs and expenses	40,716	56,697	69,069	94,981	148,512

Operating income (loss)	(15,087)	(4,904)	3,042	4,345	12,797
Interest expense	(1,135)	(3,098)	(2,827)	(2,975)	(2,897)
Interest income	10	276	912	1,172	640

Income (loss) before income taxes	(16,212)	(7,726)	1,127	2,542	10,540
Income tax expense (benefit) (2)	—	(3,440)	529	1,016	3,855

Net income (loss)	(16,212)	(4,286)	598	1,526	6,685
Preferred dividends	—	—	(527)	(349)	(938)

Net income available (loss attributable) to common stockholders	$(16,212)	$(4,286)	$71	$1,177	$5,747

Earnings (loss) per common share
Basic	N/A	$(0.23)	$0.00	$0.06	$0.26
Diluted	N/A	$(0.23)	$0.00	$0.03	$0.17
Shares used in computing earnings (loss) per common share
Basic	N/A	18,470	18,853	18,923	22,185
Diluted	N/A	18,470	36,858	35,143	33,430

	February 2, 2004
	to December 31,	Year Ended December 31,
	2004(1)	2005	2006	2007	2008
	(Unaudited)

Other Data:
Capital expenditures	$24,376	$817	$2,387	$7,406	$8,374
Depreciation and amortization	$1,136	$1,879	$2,396	$3,300	$5,095
Adjusted EBITDA(3)	$(13,503)	$(895)	$9,074	$11,723	$25,675
Period end enrollment:
Online	3,141	6,212	8,406	12,497	21,955
Ground	1,852	2,210	2,256	2,257	2,681

	As of December 31,
	2004	2005	2006	2007	2008
	(Unaudited)	(Unaudited)

Balance Sheet Data:
Cash and cash equivalents	$3,476	$544	$11,535	$18,930	$35,152
Cash, cash equivalents and investments — restricted	—	2,035	5,900	7,578	5,600
Total assets	30,892	51,859	61,232	88,568	116,990
Capital lease obligations (including short-term)	24,360	24,789	29,728	29,228	30,509
Other indebtedness (including short-term indebtedness)	4,511	2,635	2,462	2,408	1,744
Preferred stock	—	25,590	21,390	31,948	—

Total stockholders’/members’ (deficit) equity (2)	(7,645)	(12,111)	(11,723)	(10,386)	53,590

(1)	On February 2, 2004, we acquired the assets of Grand Canyon University from a non-profit foundation and converted its operations from non-profit to for-profit status. While the university has continuously operated since 1949, for accounting and financial statement reporting purposes, we treat the date of acquisition and conversion to for-profit status as the date of inception of our business.

(2)	On August 24, 2005, we converted from a limited liability company to a taxable corporation. For all periods subsequent to such date, we have been subject to corporate-level U.S. federal and state income taxes.

(3)	Adjusted EBITDA is defined as net income (loss) plus interest expense net of interest income, plus income tax expense (benefit), and plus depreciation and amortization (EBITDA), as adjusted for (i) royalty payments incurred pursuant to an agreement with our former owner that has been terminated as of April 15, 2008, as discussed in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations — Factors affecting comparability — Settlement with former owner, and Note 2 to our financial statements that are included in Item 8, Financial Statements and Supplementary Data; (ii) management fees and expenses that are no longer paid; (iii) contributions made to Arizona school tuition organizations in lieu of payments of state income taxes; and (iv) share-based compensation.

We present Adjusted EBITDA because we consider it to be an important supplemental measure of our operating performance. We also make certain compensation decisions based, in part, on our operating performance, as measured by Adjusted EBITDA. All of the adjustments made in our calculation of Adjusted EBITDA are adjustments to items that management does not consider to be reflective of our core operating performance. Management considers our core operating performance to be that which can be affected by our managers in any particular period through their management of the resources that affect our underlying revenue and profit generating operations during that period. Management fees and expenses, royalty expenses paid to our former owner and share-based compensation are not considered reflective of our core operating performance.
Our management uses Adjusted EBITDA:
•	in developing our internal budgets and strategic plan;
•	as a measurement of operating performance;
•	as a factor in evaluating the performance of our management for compensation purposes; and
•	in presentations to the members of our board of directors to enable our board to have the same measurement basis of operating performance as are used by management to compare our current operating results with corresponding prior periods and with the results of other companies in our industry.
However, Adjusted EBITDA is not a recognized measurement under GAAP, and when analyzing our operating performance, investors should use Adjusted EBITDA in addition to, and not as an alternative for, net income, operating income, or any other performance measure presented in accordance with GAAP, or as an alternative to cash flow from operating activities or as a measure of our liquidity. Because not all companies use identical calculations, our presentation of Adjusted EBITDA may not be comparable to similarly titled measures of other companies. Adjusted EBITDA has limitations as an analytical tool, as discussed under Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations — Non-GAAP Discussion.
The following table presents data relating to Adjusted EBITDA, which is a non-GAAP measure, for the periods indicated:

	Year Ended December 31,
	2006	2007	2008

Net income (loss)	$598	$1,526	$6,685
Plus: interest expense net of interest income	1,915	1,803	2,257
Plus: income tax expense (benefit)	529	1,016	3,855
Plus: depreciation and amortization	2,396	3,300	5,095

EBITDA	5,438	7,645	17,892

Plus: royalty to former owner(a)	2,678	3,782	1,686
Plus: management fees and expenses(b)	958	296	356
Plus: contributions made in lieu of state income taxes(c)	—	—	750
Plus: share-based compensation(d)	—	—	4,991

Adjusted EBITDA	$9,074	$11,723	$25,675

(a)	Reflects the royalty fee arrangement with the former owner of Grand Canyon University in which we agreed to pay a stated percentage of cash revenue generated by our online programs. As a result of the settlement of a dispute with the former owner, we are no longer obligated to pay this royalty, although the settlement includes a prepayment of future royalties that will be amortized in 2008 and future periods. See Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations — Factors affecting comparability — Settlement with former owner, and Note 2 to our financial statements that are included in Item 8, Financial Statements and Supplementary Data.

(b)	Reflects management fees and expenses of $0.3 million, $0.3 million, and $0.4 million for the years ended December 31, 2006, 2007, and 2008, respectively, to the general partner of Endeavour Capital Fund IV, L.P., one of our significant stockholders, and an aggregate of $0.7 million for the years ended December 31, 2006, to an entity affiliated with a former director and another affiliated with a significant stockholder, in each case following their investment in us. The agreements relating to these arrangements have all terminated.

(c)	Reflects contributions made to various Arizona school tuition organizations to assist with funding for education. In connection with such contributions made we received a dollar-for-dollar state income tax credit, which resulted in a reduction in our effective income tax rate to 36.6% for the year ended December 31, 2008. Had this payment not been made our effective tax rate would have been 40.8%. Such contributions are viewed by our management to be made in lieu of payments of state income taxes and are therefore excluded from evaluation of our core operating performance.

(d)	Reflects share based compensation expense recorded in the fourth quarter of 2008, $1.3 million of which relates to stock granted to our new Chief Executive Officer in connection with our initial public offering and $3.7 million of which relates to share-based compensation for stock options granted to employees and directors in connection with our initial public offering of common stock.
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our financial statements and related notes that appear in Item 8, Financial Statements and Supplementary Data. In addition to historical financial information, the following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to these differences include those discussed below and elsewhere in this Annual Report on Form 10-K, particularly in Item 1A, Risk Factors and Forward-Looking Statements.
Executive Overview
General
We are a regionally accredited provider of online postsecondary education services focused on offering graduate and undergraduate degree programs in our core disciplines of education, business, and healthcare. In addition to our online programs, we offer ground programs at our traditional campus in Phoenix, Arizona and onsite at the facilities of employers. At December 31, 2008, we had approximately 24,600 students an increase of 67.0% over 14,800 students at December 31, 2007. At December 31, 2008, 89.1% of students were enrolled in our online programs, with 52.9% pursuing master’s or doctoral degrees. Since we acquired Grand Canyon University in February 2004, we have enhanced our senior management team, expanded our online platform, increased our program offerings, and initiated a marketing and branding effort to further differentiate us in the markets in which we operate. We have also made investments to enhance our student and technology support services. We believe the changes we have instituted, combined with our management expertise, provide a platform that will support continued enrollment and revenue growth.

During fiscal year 2008, we experienced the following significant events:
•	Initial Public Offering — On November 19, 2008, our registration statement for our initial public offering of common stock became effective. In the initial public offering, we sold 10,500,000 shares of common stock at a price to the public of $12.00 per share, before underwriting discounts and commissions. On November 26, 2008, the underwriters’ elected to exercise in full the underwriters’ option to purchase, and we sold, an additional 1,575,000 shares at the initial public offering price to cover over-allotments. The aggregate gross proceeds of the shares offered and sold by us, including in connection with the underwriters’ exercise of the over-allotment option, totaled $144.9 million. We used $108.7 million of the proceeds to pay a special distribution on an as converted basis to the common and preferred shareholders of record as of November 18, 2008, $10.1 million to pay underwriting discounts and commissions, and $6.0 million to pay other expenses in connection with the offering. The remaining $20.1 million of net proceeds from the offering will be used for general corporate purposes.
•	Enrollment, Net Revenue and Operating Income Growth — We achieved 67.0% growth in enrollment for the fiscal year ended December 31, 2008 as compared to fiscal year ended December 31, 2007, which was the primary factor contributing to a 62.4% increase in net revenue over the same period. In addition, we increased tuition for students in our online and professional studies programs by 5.0% to 5.3% for our 2008-09 academic year, as compared to 2.6% to 4.2% for the prior academic year. Tuition for our traditional ground programs increased 11.2% for our 2008-09 academic year, as compared to 16.0% for the prior academic year. The enrollment and tuition price increases were partially offset by the continuing mix shift towards online programs, which have a lower tuition price per credit hour and with respect to which our online students take fewer credit hours per semester than our traditional ground students. Operating income was $12.8 million for the fiscal year ended December 31, 2008, an increase of 194.5% over the $4.3 million in operating income for 2007.
•	OIG Investigation and Qui Tam Law Suit — In recent years, several for-profit education companies have been faced with whistleblower lawsuits, known as “qui tam” cases, brought by current or former employees alleging that their institution had made impermissible incentive payments to admissions employees. The employees bringing such lawsuits typically seek, for themselves and for the federal government, substantial financial penalties against the subject company. In this regard, on September 11, 2008, we were served with a qui tam lawsuit that had been filed against us in August 2007 in the United States District Court for the District of Arizona by a then-current employee on behalf of the federal government. All proceedings in the lawsuit had been under seal until September 5, 2008, when the court unsealed the first amended complaint, which had been filed on August 11, 2008. The lawsuit alleges, among other things, that we have improperly compensated certain of our enrollment counselors in violation of the Title IV law governing compensation of such employees, and as a result, improperly received Title IV program funds. See Item 1A, Risk Factors — We were recently notified that a qui tam lawsuit has been filed against us alleging, among other things, that we have improperly compensated certain of our enrollment counselors, and we may incur liability, be subject to sanctions, or experience damage to our reputation as a result of this lawsuit, Item 1, Business — Legal Proceedings; Item 1, Business — Regulation — Regulation of Federal Student Financial Aid Programs — Incentive compensation rule; and Item 3, Legal Proceedings. Further, on August 14, 2008, the Office of Inspector General of the Department of Education served an administrative subpoena on Grand Canyon University requiring us to provide certain records and information related to performance reviews and salary adjustments for all of our enrollment counselors and managers from January 1, 2004 to the present. See Item 1A, Risk Factors — The Office of Inspector General of the Department of Education has commenced an investigation of Grand Canyon University, which is ongoing and which may result in fines, penalties, other sanctions, and damage to our reputation in the industry; Item 1, Business — Regulation — Regulation of Federal Student Financial Aid Programs — Incentive compensation rule; and Item 3, Legal Proceedings. These matters remain ongoing. If it were determined that any of our compensation practices violated the incentive compensation law, we could be subject to substantial monetary liabilities, fines, and other sanctions or could suffer an adverse outcome in the qui tam litigation, any of which could have a material adverse effect on our business, prospects, financial condition and results of operations and could adversely affect our stock price.
•	Changes in Executive Management Team —Effective July 1, 2008, we hired Brian Mueller, Stan Meyer and Dan Bachus to serve as our Chief Executive Officer, Executive Vice President, and Chief Financial Officer, respectively. Mr. Mueller has been involved in the education industry for over 25 years, most recently as the president of Apollo Group, Inc., a for-profit, postsecondary education company and the parent company of the University of Phoenix. Mr. Meyer also has over 25 years of experience in the education industry, most recently served as the executive vice president of marketing and enrollment for Apollo Group, Inc. Mr. Bachus, who is a certified public accountant, has worked in the education industry for approximately seven years, including as the chief accounting officer and controller for Apollo Group, Inc. This team, together with our other senior officers, possesses extensive experience in the management and operation of publicly-traded for-profit, postsecondary education companies, as well as other educational services businesses, including in the areas of marketing, recruiting, and retaining students pursuing online and other distance education degree offerings.
•	Share-Based Compensation — In the fourth quarter of 2008, we recognized $3.7 million in share-based compensation in conjunction with grants of 710,494 fully vested options and 2,594,583 time vested options to purchase shares of our common stock to our employees and directors in connection with our initial public offering, which options were granted with an exercise price equal to the initial public offering price of $12.00 per share. We also recognized $1.3 million in compensation expense, which is reflected in general and administrative expense, in conjunction with the grant of 109,329 shares of common stock to our Chief Executive Officer in connection with our initial public offering, which shares were valued at the initial public offering price of $12.00 per share.

Key financial metrics
Net revenue
Net revenue consists principally of tuition, room and board charges attributable to students residing on our ground campus, application and graduation fees, and commissions we earn from bookstore and publication sales, less scholarships. Factors affecting our net revenue include: (i) the number of students who are enrolled and who remain enrolled in our courses; (ii) the number of credit hours per student; (iii) our degree and program mix; (iv) changes in our tuition rates; (v) the amount of the scholarships that we offer; (vi) the number of students housed in, and the rent charged for, our on-campus student apartments and dormitories; and (vii) the number of students who purchase books from our bookstore.
We define enrollments for a particular time period as the number of students registered in a course on the last day of classes for each program within that financial reporting period. We offer three 16-week semesters in a calendar year, with two starts available per semester for our online students and for students who typically take evening courses on-campus or onsite at the facilities of their employer, whom we refer to as professional studies ground students, and one start available per semester for our traditional ground students. Enrollments are a function of the number of continuing students at the beginning of each period and new enrollments during the period, which are offset by graduations, withdrawals, and inactive students during the period. Inactive students for a particular period include students who are not registered in a class and, therefore, are not generating net revenue for that period, but who have not withdrawn from Grand Canyon University.
We believe that the principal factors that affect our enrollments and net revenue are the number and breadth of the programs we offer; the attractiveness of our program offerings and learning experience, particularly for career-oriented adults who are seeking pay increases or job opportunities that are directly tied to higher educational attainment; the effectiveness of our marketing, recruiting and retention efforts, which is affected by the number and seniority of our enrollment counselors and other recruiting personnel; the quality of our academic programs and student services; the convenience and flexibility of our online delivery platform; the availability and cost of federal and other funding for student financial aid; the seasonality of our net revenue, which is enrollment driven and is typically lowest in our second fiscal quarter and highest in our fourth fiscal quarter; and general economic conditions, particularly as they might affect job prospects in our core disciplines.
The following is a summary of our student enrollment at December 31, 2006, 2007, and 2008 (which included less than 150 students pursuing non-degree certificates in each period) by degree type and by instructional delivery method:

	December 31,
	2006		2007		2008
	# of Students	% of Total	# of Students	% of Total	# of Students	% of Total
Master’s degree(1)	7,812	73.3%	9,156	62.1%	13,031	52.9%
Bachelor’s degree	2,850	26.7%	5,598	37.9%	11,605	47.1%

Total	10,662	100.0%	14,754	100.0%	24,636	100.0%

	December 31,
	2006		2007		2008
	# of Students	% of Total	# of Students	% of Total	# of Students	% of Total
Online	8,406	78.8%	12,497	84.7%	21,955	89.1%
Ground(2)	2,256	21.2%	2,257	15.3%	2,681	10.9%

Total	10,662	100.0%	14,754	100.0%	24,636	100.0%

(1)	Includes 56 students pursuing doctoral degrees at December 31, 2008.

(2)	Includes our traditional ground students, as well as our professional students.

For the 2008-09 academic year (the academic year that began in May 2008), our prices per credit hour are $395 for undergraduate online and professional studies courses, $420 for graduate online courses (other than graduate nursing), $510 for graduate online nursing courses, and $645 for undergraduate courses for ground students. The overall price of each course varies based upon the number of credit hours per course (with most courses representing three credit hours), the degree level of the program, and the discipline. In addition, we charge a fixed $7,740 “block tuition” for undergraduate ground students taking between 12 and 18 credit hours per semester, with an additional $645 per credit hour for credits in excess of 18. A traditional undergraduate degree typically requires a minimum of 120 credit hours. The minimum number of credit hours required for a master’s degree and overall cost for such a degree varies by program, although such programs typically require approximately 36 credit hours. Our new doctoral program in education, which is first being offered in the 2008-09 academic year, costs $770 per credit hour and requires approximately 60 credit hours.
Based on current tuition rates, tuition for a full program would equate to approximately $15,000 for an online master’s program, approximately $47,000 for a full four-year online bachelor’s program, and approximately $62,000 for a full four-year bachelor’s program taken on our ground campus. The tuition amounts referred to above assume no reductions for transfer credits or scholarships, which many of our students utilize to reduce their total program costs. The amount of tuition received from our students for a full program is reduced to the extent credits are transferred from other institutions. Additionally, tuition is reduced for some of our students by scholarships. For the years ended December 31, 2006, 2007 and 2008, revenue was reduced by approximately $8.0 million, $10.3 million and $18.4 million, respectively, as a result of scholarships that we offered to our students.
Tuition increases for students in our online and professional studies ground programs range from 5.0% to 5.3% for our 2008-09 academic year as compared to 2.6% to 4.2% in the prior academic year. Tuition increases have not historically been, and may not in the future be, consistent across our programs due to market conditions and differences in operating costs of individual programs. Tuition for our traditional ground programs increased 11.2% for our 2008-09 academic year, as compared to 16.0% for the prior academic year. The larger increases for our traditional ground programs generally reflect recovery from a significant decrease in ground tuition rates that we implemented shortly after the 2004 acquisition in an effort to stabilize enrollments and revenues.
We derive a majority of our net revenue from tuition financed by the Title IV programs. For the years ended December 31, 2006, 2007 and 2008, we derived cash receipts equal to approximately 67.9%, 70.2% and 74.4%, respectively, of our net revenue from Title IV programs. Our students also rely on scholarships, personal savings, private loans, and employer tuition reimbursements to pay a portion of their tuition and related expenses. During fiscal 2008, payments derived from private loans constituted approximately 2.9% of our net revenue. Third party lenders independently determine whether a loan to a student is classified as subprime, and, based on these determinations, we derived no payments from subprime loans during the year ended December 31, 2008. Our future revenues could be affected if and to the extent the Department of Education restricts our participation in the Title IV programs, as it did during the period between 2005 and 2007. Current conditions in the credit markets have adversely affected the environment surrounding access to and cost of student loans. The legislative and regulatory environment is also changing, and new federal legislation was recently enacted pursuant to which the Department of Education is authorized to buy Title IV loans and implement a “lender of last resort” program in certain circumstances. See “Risk Factors” and “Regulation — Regulation of Federal Student Financial Aid Programs.” We do not believe these market and regulatory conditions have adversely affected us to date, but we cannot predict whether the new legislation will improve access to Title IV funding or the impact of any of these developments on future performance.

Costs and expenses
Instructional cost and services. Instructional cost and services consist primarily of costs related to the administration and delivery of our educational programs. This expense category includes salaries and benefits for full-time and adjunct faculty and administrative personnel, costs associated with online faculty, information technology costs, curriculum and new program development costs, and costs associated with other support groups that provide service directly to the students. This category also includes an allocation of depreciation, amortization, rent, and occupancy costs attributable to the provision of educational services. Classroom facilities are leased or, in some cases, are provided by the students’ employers at no charge to us. We expect instructional costs and services as a percentage of tuition and other net revenue to continue to decline as we leverage our support services that are in place over a larger tuition and enrollment base.
Selling and promotional. Selling and promotional expenses include salaries and benefits of personnel engaged in the marketing, recruitment, and retention of students, as well as advertising costs associated with purchasing leads, hosting events and seminars, and producing marketing materials. Our selling and promotional expenses are generally affected by the cost of advertising media and leads, the efficiency of our marketing and recruiting efforts, salaries, and benefits for our enrollment personnel, and expenditures on advertising initiatives for new and existing academic programs. This category also includes an allocation of depreciation, amortization, rent, and occupancy costs attributable to selling and promotional activities. Selling and promotional costs are expensed as incurred. As a result of the removal of our growth restrictions in October 2006, we more than quadrupled the number of our enrollment counselors between December 31, 2006 and December 31, 2008 in an effort to increase our recruiting activities and enroll prospective students. We intend to continue to increase the number of our enrollment counselors in these centers to increase enrollment and enhance student retention, and to lease additional space in the future. We incur immediate expenses in connection with hiring new enrollment counselors while these individuals undergo training, and typically do not achieve full productivity or generate enrollments from these enrollment counselors until four to six months after their dates of hire.
Selling and promotional costs also include revenue share arrangements with related parties pursuant to which we pay a percentage of the net revenue that we actually receive from applicants recruited by those entities that matriculate at Grand Canyon University. The related party bears all costs associated with the recruitment of these applicants. For the years ended December 31, 2006, 2007, and 2008, we expensed approximately $3.7 million, $4.3 million, and $5.9 million, respectively, pursuant to these arrangements. As we increase our internal recruiting, marketing, and enrollment staff, we expect this revenue share as a proportion of total revenue to decline.
General and administrative. General and administrative expenses include salaries, benefits, and share-based compensation of employees engaged in corporate management, finance, human resources, facilities, compliance, and other corporate functions. General and administrative expenses also include bad debt expense and an allocation of depreciation, amortization, rent and occupancy costs attributable to general and administrative functions.
Royalty to former owner. In connection with our February 2004 acquisition of the assets of Grand Canyon University by several of our current stockholders, we entered into a royalty fee arrangement with the former owner in which we agreed to pay a stated percentage of cash revenue generated by our online programs. For the years ended December 31, 2006, 2007, and 2008, we expensed $2.7 million, $3.8 million, and $1.7 million, respectively, in connection with this arrangement. This arrangement has been terminated, as discussed below.
Interest expense. Interest expense consists primarily of interest charges on our capital lease obligations and on the outstanding balances of our notes payable and line of credit.

Factors affecting comparability
We have set forth below selected factors that we believe have had, or can be expected to have, a significant effect on the comparability of recent or future results of operations:
Public company expenses. In November 2008, we completed an initial public offering of shares of our common stock and our shares are listed for trading on the Nasdaq Global Market. As a result, we will now need to comply with laws, regulations, and requirements that we did not need to comply with as a private company, including certain provisions of the Sarbanes-Oxley Act of 2002, related SEC regulations, and the requirements of Nasdaq. Compliance with the requirements of being a public company will require us to increase our general and administrative expenses in order to pay our employees, legal counsel, and accountants to assist us in, among other things, external reporting, instituting and monitoring a more comprehensive compliance and board governance function, establishing and maintaining internal control over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act of 2002, and preparing and distributing periodic public reports in compliance with our obligations under the federal securities laws. In addition, being a public company has made it more expensive for us to obtain director and officer liability insurance. We estimate that incremental annual public company costs will be between $3.0 million and $4.0 million in fiscal 2009.
Settlement with former owner. To resolve a dispute with our former owner arising from our acquisition of Grand Canyon University and subsequent lease of our campus, we entered into a standstill agreement in September 2007 pursuant to which we agreed with the former owner to stay all pending legal proceedings through April 15, 2008. In accordance with the terms of the standstill agreement, we made an initial non-refundable $3.0 million payment to the former owner in October 2007 and made an additional $19.5 million payment to the former owner in April 2008, with these amounts serving as consideration for: (i) the satisfaction in full of all past and future royalties due to the former owner under a royalty agreement; (ii) the acquisition by us of a parcel of real estate owned by the former owner on our campus; (iii) the termination of a sublease agreement pursuant to which the former owner leased office space on our campus; (iv) the assumption by us of all future payment obligations in respect of certain gift annuities made to the school by donors prior to the acquisition; (v) the cancellation of a warrant we issued to the former owner in the lease transaction; and (vi) the satisfaction in full of a $1.25 million loan made by the former owner to us in the lease transaction (including all accrued and unpaid interest thereon). Most of the amounts payable to the former owner under the royalty arrangement in 2005, and all of the amounts payable in 2006 and 2007, were accrued and not paid due to the dispute. A portion of the settlement payments has been treated as a prepaid royalty asset that will be amortized over 20 years at approximately $0.3 million per year, which differs from the historical royalty expense.
Management fees and expenses. In connection with an August 2005 investment in us led by the Endeavour Entities, we entered into a professional services agreement with the Endeavour Entities’ general partner. Concurrent with the completion of the public offering, the professional services agreement terminated by its terms. For the years ended December 31, 2006, 2007, and 2008, we incurred $0.3 million, $0.3 million, and $0.4 million, respectively, in fees and expenses under this agreement. In addition, through December 31, 2006, we were party to two additional professional services agreements, one with an entity affiliated with a former director and another affiliated with a then significant stockholder, both of which terminated in accordance with their respective terms in 2006. For the years ended December 31, 2006, we paid an aggregate of $0.7 million under these agreements.
Share-based and other executive compensation. Prior to becoming a public company, we had not granted or issued any stock-based compensation. Accordingly, we had not recognized any stock-based compensation expense in prior periods. On November 19, 2008, in connection with our initial public offering, we made substantial awards to our directors, officers, and employees, including certain grants to our new Chief Executive Officer and to other employees that were fully vested upon grant. As a result, we expensed share-based compensation expenses in the fourth quarter of 2008 totaling $5.0 million and will expense $14.3 million of unrecognized share-based compensation cost over a weighted average period of 4.9 years related to these grants.

General and administrative expenses and tax expense. In July 2008, we hired a new Chief Executive Officer, Chief Financial Officer, and Executive Vice President, and have since hired other financial, accounting, and administrative personnel. Accordingly, compensation expenses, as reflected in our general and administrative expenses, are higher beginning in the third quarter of 2008.
In connection with the Office of Inspector General investigation and the qui tam litigation, we incurred increased legal expenses associated with responding to and/or defending such matters, including $1.0 million in the fourth quarter of 2008 as compared to the approximately $0.2 million in legal expenses incurred in the fourth quarter of 2007.
In addition, we contributed $0.8 million to Arizona school tuition organizations in lieu of state income taxes during the fourth quarter of 2008, for which we received a dollar-for-dollar tax credit. These contributions were classified as a general and administrative expense and resulted in higher operating expenses and a lower effective tax rate. Had these payments not been made our effective tax rate for the year ended December 31, 2008 would have been 40.8% rather than 36.6%. The effective tax rate for the year ended December 31, 2007 was 40.0%.
License agreement. In June 2004, we entered into a license agreement with Blanchard Education, LLC (“Blanchard”) relating to our use of the Ken Blanchard name for our College of Business. The license agreement remains in effect (unless terminated earlier) until February 6, 2016. Under the terms of that agreement, we agreed to pay Blanchard royalties and to issue to Blanchard up to 909,348 shares of common stock, with the actual number of shares to be issued to be contingent upon our achievement of stated enrollment levels in the College of Business programs during the term of the agreement. On December 31, 2006, it became probable that Blanchard would earn 182,600 shares under this agreement associated with the first enrollment threshold and, during the third quarter 2007, those 182,600 shares were earned due to the enrollment threshold being met. On May 9, 2008, the terms of the agreement were amended, pursuant to which Blanchard was issued a total of 365,200 shares of common stock in full settlement of all shares owed and contingently owed under this agreement. Thus, an additional 182,600 shares became earned on that date and all remaining performance conditions based on enrollment thresholds were terminated. The shares issued were valued at the date the shares were earned and have been treated as a prepaid royalty asset that will be amortized over the remaining term of the license agreement. We will recognize approximately $0.4 million per year in amortization expense related to the issuance of the common stock through February 2016.
Critical Accounting Policies and Estimates
The discussion of our financial condition and results of operations is based upon our financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles, or GAAP. During the preparation of these financial statements, we are required to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, costs and expenses, and related disclosures. On an ongoing basis, we evaluate our estimates and assumptions, including those discussed below. We base our estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances. The results of our analysis form the basis for making assumptions about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions, and the impact of such differences may be material to our financial statements.

We believe that the following critical accounting policies involve our more significant judgments and estimates used in the preparation of our financial statements:
Revenue recognition. Tuition revenue is recognized monthly over the applicable period of instruction. Deferred revenue and student deposits in any period represent the excess of tuition, fees, and other student payments received as compared to amounts recognized as revenue on the statement of operations and are reflected as current liabilities on our balance sheet. Our educational programs have starting and ending dates that differ from our fiscal quarters. Therefore, at the end of each fiscal quarter, a portion of our revenue from these programs is not yet earned in accordance with the SEC’s Staff Accounting Bulletin No. 104, Revenue Recognition in Financial Statements. Generally, if a student withdraws prior to the end of the third week of a semester, we refund all or a portion of tuition already paid pursuant to our refund policy, which generally results in a reduction in deferred revenue and student deposits.
Allowance for doubtful accounts. Bad debt expense is recorded as a general and administrative expense. We record an allowance for doubtful accounts for estimated losses resulting from the inability, failure, or refusal of our students to make required payments. We determine the adequacy of our allowance for doubtful accounts based on an analysis of our aging of our accounts receivable and historical bad debt experience. We generally write off accounts receivable balances deemed uncollectible at the time the account is returned by an outside collection agency. However, we continue to reflect accounts receivable with offsetting allowances as long as management believes there is a reasonable possibility of collection. As a result, our allowance for doubtful accounts has increased on an annual basis as bad debt expense has exceeded amounts written off. Commencing in the second half of 2008, we began writing off existing and new doubtful accounts no later than one year after the revenue is generated, which will likely result in a significant reduction in our accounts receivable and related allowances. We believe our reserves are adequate to cover any write offs we may make.
Long-Lived Assets. We evaluate the recoverability of our long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to undiscounted future net cash flows expected to be generated by the assets. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets.
Income taxes. On August 24, 2005, we converted from a limited liability company to a corporation. For all periods subsequent to such date, we have been and will continue to be subject to corporate-level U.S. federal and state income taxes. Effective January 1, 2008, we adopted FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”). FIN 48 prescribes a more-likely-than-not threshold for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. We account for income taxes as prescribed by Statement of Financial Accounting Standards (“SFAS”) No. 109, Accounting for Income Taxes (“SFAS No. 109”). SFAS No. 109 prescribes the use of the asset and liability method to compute the differences between the tax basis of assets and liabilities and the related financial amounts using currently enacted tax laws. We have deferred tax assets, which are subject to periodic recoverability assessments. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount that more likely than not will be realized. Realization of the deferred tax assets is principally dependent upon achievement of projected future taxable income offset by deferred tax liabilities. We evaluate the realizability of the deferred tax assets annually. Since becoming a taxable corporation, we have not recorded any valuation allowances to date on our deferred income tax assets.

Results of Operations
The following table sets forth statements of operations data as a percentage of net revenue for each of the periods indicated:

	Year Ended December 31,
	2006	2007	2008
Net revenue	100.0%	100.0%	100.0%
Operating expenses
Instructional cost and services	43.4	39.3	33.8
Selling and promotional	27.9	35.4	40.6
General and administrative	20.8	17.1	16.6
Royalty to former owner	3.7	3.8	1.0

Total operating expenses	95.8	95.6	92.1

Operating income	4.2	4.4	7.9
Interest expense	(3.9)	(3.0)	(1.8)
Interest income	1.2	1.2	0.4

Income before income taxes	1.5	2.6	6.5
Income tax expense	0.7	1.0	2.4

Net income	0.8	1.6	4.1

Year Ended December 31, 2008 Compared to Year Ended December 31, 2007
Net revenue. Our net revenue for the year ended December 31, 2008 was $161.3 million, an increase of $62.0 million, or 62.4%, as compared to net revenue of $99.3 million for the year ended December 31, 2007. This increase was primarily due to increased enrollment and, to a lesser extent, increases in the average tuition per student caused by tuition price increases and an increase in the average credits per student, partially offset by an increase in institutional scholarships. End-of-period enrollment increased 67.0% between December 31, 2007 and 2008, as we were able to continue our growth and increase our recruitment, marketing, and enrollment operations following the elimination of the Department of Education’s growth restrictions in October 2006. The year over year increase in enrollment exceeded the year over year increase in revenue due to the continuing mix shift towards online programs, which have a lower tuition price per credit hour and with respect to which our online students take fewer credit hours per semester than our traditional ground students.
Instructional cost and services expenses. Our instructional cost and services expenses for the year ended December 31, 2008 were $54.5 million, an increase of $15.4 million, or 39.4%, as compared to instructional cost and services expenses of $39.1 million for the year ended December 31, 2007. This increase was primarily due to increases in instructional compensation and related expenses, faculty compensation, share-based compensation, depreciation and amortization, occupancy and other miscellaneous instructional costs and services of $4.9 million, $4.2 million, $1.7 million, $1.3 million, $0.8 million, and $2.5 million, respectively. These increases are primarily attributable to the increased headcount (both staff and faculty) needed to provide student instruction and support services as a result of the increase in enrollments. Our instructional cost and services expenses as a percentage of net revenue decreased by 5.5% to 33.8% for the year ended December 31, 2008, as compared to 39.3% for the year ended December 31, 2007. This decrease was a result of the continued shift of our student population to online programs and our ability to leverage the relatively fixed cost structure of our campus-based facilities and ground faculty across an increasing revenue base, as well as increased class size, partially offset by share-based compensation, which represented 1.1% of net revenue in 2008.

Selling and promotional expenses. Our selling and promotional expenses for the year ended December 31, 2008 were $65.5 million, an increase of $30.4 million, or 86.5%, as compared to selling and promotional expenses of $35.1 million for the year ended December 31, 2007. This increase was primarily due to increases in selling and promotional employee compensation and related expenses, advertising, revenue sharing expense, share-based compensation, and other selling and promotional related costs of $17.5 million, $8.3 million, $1.6 million, $1.3 million and $1.7 million, respectively. These increases were driven by a substantial expansion in our marketing efforts following the removal of our growth restrictions by the Department of Education, which resulted in an increase in recruitment, marketing, and enrollment staffing, and expenses related to our revenue sharing arrangement. Our selling and promotional expenses as a percentage of net revenue increased by 5.2% to 40.6% for the year ended December 31, 2008, from 35.4% for the year ended December 31, 2007. This increase occurred as a result of a significant increase in the number of our enrollment counselors to increase our efforts to enroll prospective students and also increased lead purchases to support the additional enrollment counselors. In this regard, we incur immediate expenses in connection with hiring new enrollment counselors while these individuals undergo training, and typically do not achieve full productivity or generate enrollments from these enrollment counselors until four to six months after their dates of hire. We plan to continue to add additional enrollment counselors in the future, although the number of additional hires as a percentage of the total headcount is expected to decrease, and we therefore plan to reduce selling and promotional expenses as a percentage of net revenue in the future. In addition share-based compensation represented 0.8% of net revenue in 2008.
General and administrative expenses. Our general and administrative expenses for the year ended December 31, 2008 were $26.8 million, an increase of $9.8 million, or 57.8%, as compared to general and administrative expenses of $17.0 million for the year ended December 31, 2007. This increase was primarily due to increases in bad debt expense; employee compensation; share-based compensation; legal, audit and corporate insurance; contributions to Arizona school tuition organization in lieu of state income taxes; and other general and administrative expenses of $2.2 million, $2.0 million, $1.9 million, $1.7 million, $0.8 million and $1.2 million, respectively. Bad debt expense increased to $8.5 million for the year ended December 31, 2008 from $6.3 million for the year ended December 31, 2007 as a result of an increase in net revenue. Employee compensation increased primarily as a result of the additions in July 2008 to our executive management team and the hiring of other personnel needed to operate as a public company. The increase in legal, audit, and corporate insurance is primarily related to legal costs associated with the Sungard matter, as well as costs incurred related to the OIG investigation and the qui tam lawsuit. See Item 3, Legal Proceedings. The other general and administrative expense increase was attributable to expenditures made to continue to support the growth of our business. Our general and administrative expenses as a percentage of net revenue decreased by 0.5% to 16.6% for the year ended December 31, 2008, from 17.1% for the year ended December 31, 2007, primarily due to a decrease in our bad debt expense as a percentage of net revenue between periods from 6.3% of net revenue during 2007 to 5.3% of net revenue during 2008 and our ability to leverage our fixed infrastructure over higher net revenue, partially offset by share-based compensation, which represented 1.2% of net revenue in 2008. The improvement in bad debt expense as a percentage of net revenue is primarily due to an improvement in our aging between periods and an increased revenue base.
Royalty to former owner. In connection with our royalty fee arrangement with the former owner related to online revenue, we incurred royalty expenses for the year ended December 31, 2008 of $1.7 million, a decrease of $2.1 million, or 55.4%, as compared to royalty expenses incurred of $3.8 million for the year ended December 31, 2007 as a result of the elimination of the obligation to pay royalties to the former owner effective April 15, 2008. As discussed above, the only related expense in future periods will be the approximately $0.3 million in annual amortization of the prepaid royalty asset that was established as a result of payments made to eliminate this future obligation. Our royalty expense as a percentage of net revenue decreased to 1.0% for the year ended December 31, 2008 from 3.8% for the year ended December 31, 2007.

Interest expense. Our interest expense for the year ended December 31, 2008 was $2.9 million, a decrease of $0.1 million from $3.0 million for the year ended December 31, 2007, as the average level of borrowings remained fairly consistent between periods.
Interest income. Our interest income for the year ended December 31, 2008 was $0.6 million, a decrease of $0.6 million from $1.2 million for the year ended December 31, 2007, as a result of decreased interest rates and lower levels of cash and cash equivalents in most of 2008.
Income tax expense. Income tax expense for the year ended December 31, 2008 was $3.8 million, an increase of $2.8 million from $1.0 million for the year ended December 31, 2007. This increase was primarily attributable to increased income before income taxes, partially offset by a reduction in our effective tax rate as a result of our $0.8 million in contributions made to various Arizona school tuition organizations in lieu of the payment of state income taxes. These contributions resulted in a state income tax credit, which reduced our effective income tax rate in 2008 to 36.6% compared to 40.0% in 2007.
Net income. Our net income for the year ended December 31, 2008 was $6.7 million, an increase of $5.2 million, or 338.2%, as compared to net income of $1.5 million for the year ended December 31, 2007, due to the factors discussed above.
Year Ended December 31, 2007 Compared to Year Ended December 31, 2006
Net revenue. Our net revenue for the year ended December 31, 2007 was $99.3 million, an increase of $27.2 million, or 37.7%, as compared to net revenue of $72.1 million for the year ended December 31, 2006. This increase was primarily due to increased enrollment and, to a lesser extent, increases in tuition rates, including a 2.6% to 4.2% tuition increase for students in our online programs that took effect in May 2007, partially offset by an increase in institutional scholarships. End-of-period enrollment increased 38.4% in 2007 compared to 2006, as we were able to continue our growth and increase our recruitment, marketing, and enrollment operations following the elimination of the Department of Education’s growth restrictions in October 2006.
Instructional cost and services expenses. Our instructional cost and services expenses for the year ended December 31, 2007 were $39.1 million, an increase of $7.8 million, or 24.8%, as compared to instructional cost and services expenses of $31.3 million for the year ended December 31, 2006. This increase was primarily due to increases in instructional compensation expense and student support services as a result of the increase in enrollments and the addition of certain academic support services, such as the establishment of our Office of Assessment and Institutional Research. Our instructional cost and services expenses as a percentage of net revenue decreased by 4.1% to 39.3% for the year ended December 31, 2007, as compared to 43.4% for the year ended December 31, 2006. This decrease was a result of the continued shift of our student population to online programs and our ability to leverage the relatively fixed cost structure of our campus-based facilities and ground faculty across an increasing revenue base.

Selling and promotional expenses. Our selling and promotional expenses for the year ended December 31, 2007 were $35.1 million, an increase of $15.1 million, or 74.9%, as compared to selling and promotional expenses of $20.1 million for the year ended December 31, 2006. This increase was driven by a substantial expansion in our marketing efforts following the removal of our growth restrictions by the Department of Education, which resulted in an increase in recruitment, marketing, and enrollment staffing, the opening of new enrollment facilities in Arizona and Utah, and expenses related to our revenue sharing arrangement. Our selling and promotional expenses as a percentage of net revenue increased by 7.5% to 35.4% for the year ended December 31, 2007, from 27.9% for the year ended December 31, 2006. This increase occurred as a result of a significant increase in the number of our enrollment counselors to increase our efforts to enroll prospective students and also increased marketing and retention staffing. In this regard, we incur immediate expenses in connection with hiring new enrollment counselors while these individuals undergo training, and typically do not achieve full productivity or generate enrollments from these enrollment counselors until four to six months after their dates of hire.
General and administrative expenses. Our general and administrative expenses for the year ended December 31, 2007 were $17.0 million, an increase of $2.0 million, or 13.3%, as compared to general and administrative expenses of $15.0 million for the year ended December 31, 2006. Bad debt expense increased to $6.3 million for the year ended December 31, 2007 from $4.7 million for the year ended December 31, 2006 primarily as a result of a proportional increase in net revenue. The general and administrative expense increase was also attributable to expenditures made to continue to support the growth of our business. Our general and administrative expenses as a percentage of net revenue decreased by 3.7% to 17.1% for the year ended December 31, 2007, from 20.8% for the year ended December 31, 2006, as we benefited from leveraging our prior infrastructure investments over a larger enrollment and revenue base.
Royalty to former owner. In connection with our royalty fee arrangement with the former owner related to online revenue, we incurred royalty expenses for the year ended December 31, 2007 of $3.8 million, an increase of $1.1 million, or 41.2%, as compared to royalty expenses incurred of $2.7 million for the year ended December 31, 2006. Our royalty expense as a percentage of net revenue remained relatively steady for the years ended December 31, 2007 and 2006, increasing to 3.8% from 3.7%.
Interest expense. Interest expense for the year ended December 31, 2007 was $3.0 million, an increase of $0.2 million, from $2.8 million for the year ended December 31, 2006 due to a higher average level of borrowings in 2007.
Interest income. Interest income for the year ended December 31, 2007 was $1.2 million, an increase of $0.3 million, or 28.5%, from $0.9 million for the year ended December 31, 2006, as a result of increased levels of cash and cash equivalents, offset by slightly lower interest rates.
Income tax expense. Income tax expense for the year ended December 31, 2007 was $1.0 million, an increase of $0.5 million, or 92.1%, from $0.5 million for the year ended December 31, 2006. This increase was primarily attributable to increased income before income taxes, partially offset by a decrease in our effective income tax rate to 40.0% from 46.9%.
Net income. Our net income for the year ended December 31, 2007 was $1.5 million, an increase of $0.9 million, or 155.2%, as compared to net income of $0.6 million for the year ended December 31, 2006, due to the factors discussed above.

Seasonality
Our net revenue and operating results normally fluctuate as a result of seasonal variations in our business, principally due to changes in enrollment. Student population varies as a result of new enrollments, graduations, and student attrition. A portion of our ground students do not attend courses during the summer months (June through August), which affects our results for our second and third fiscal quarters. Because a significant amount of our campus costs are fixed, the lower revenue resulting from the decreased enrollment has historically contributed to operating losses during those period. As we increase the relative proportion of our online students, we expect this summer effect to lessen, Partially offsetting this summer effect in the third quarter has been the sequential quarterly increase in enrollments that has occurred as a result of the traditional fall school start. This increase in enrollments also has occurred in the first quarter, corresponding to calendar year matriculation. In addition, we typically experience higher net revenue in the fourth quarter due to its overlap with the semester encompassing the traditional fall school start and in the first quarter due to its overlap with the first semester of the calendar year. A portion of our expenses do not vary proportionately with fluctuation in net revenue, resulting in higher operating income in the first and fourth quarters relative to other quarters. We expect quarterly fluctuation in operating results to continue as a result of these seasonal patterns.
Liquidity, Capital Resources, and Financial Position
Liquidity. We financed our operating activities and capital expenditures during the years ended December 31, 2006, 2007, and 2008 primarily through cash provided by operating activities several private placements of securities, and, in 2008, from net proceeds of $20.1 million, net of $108.7 million of a special distribution, from our initial public offering of common stock. Our unrestricted cash, cash equivalents, and marketable securities were $11.5 million, $18.9 million, and $35.2 million at December 31, 2006, 2007 and 2008, respectively. Our restricted cash, cash equivalents and investments at December 31, 2006, 2007, and 2008 were $5.9 million, $7.6 million and $5.6 million, respectively.
During 2007, we entered into a line of credit arrangement with a bank for $6.0 million. As of December 31, 2007, the entire $6.0 million was drawn. We repaid this line in full in February 2008 and we terminated the facility in May 2008.
A significant portion of our net revenue is derived from tuition financed by the Title IV programs. Federal regulations dictate the timing of disbursements under the Title IV programs. Students must apply for new loans and grants each academic year, which starts July 1 for Title IV purposes. Loan funds are generally provided by lenders in multiple disbursements for each academic year. The disbursements are usually received by the start of the second week of the semester. These factors, together with the timing of our students beginning their programs, affect our operating cash flow. We believe we have a favorable working capital profile as these Title IV funds and a significant portion of other tuition and fees are typically received by the start of the second week of a semester and the revenue is recognized and the related expenses are incurred over the duration of the semester, which reduces the impact of the growth in our accounts receivables associated with our enrollment growth.
Based on our current level of operations and anticipated growth, we believe that our cash flow from operations and other sources of liquidity, including cash, and cash equivalents, will provide adequate funds for ongoing operations, planned capital expenditures, and working capital requirements for at least the next 24 months.

Cash Flows
Operating Activities. Net cash provided by operating activities for the year ended December 31, 2008 was $10.2 million. Excluding the payment of $19.5 million that was made to our former owner in April 2008 to satisfy in full all past royalties due under the royalty agreement and the elimination of the existing obligation to pay royalties for online student revenues in perpetuity, net cash provided by operating activities for the year ended December 31, 2008 would have been $22.5 million. Net cash provided by operating activities for the year ended December 31, 2007 was $7.1 million. Our operating cash flows were affected by our dispute with our former owner; as previously discussed, during 2007 we accrued $3.8 million of royalties payable to our former owner and funded a $3.0 million deposit in connection with a preliminary settlement of that dispute with our former owner. Excluding the accrual and payment to our former owner, net cash provided by operating activities for the year ended December 31, 2007 would have been $6.3 million. Our tax payments exceeded our tax expense as our $5.0 million of income taxes paid represented a majority of our 2006 and 2007 tax obligations.
Net cash provided by operating activities for the year ended December 31, 2006 was $6.8 million. As previously discussed, we accrued $2.7 million of royalties payable to our former owner during fiscal year 2006. Excluding the accrued royalties to our former owner, net cash provided by operating activities for the year ended December 31, 2006 would have been $4.1 million. Our tax expense exceeded our income taxes paid as a significant portion of our income tax payable for fiscal year 2006 was paid in early 2007.
Investing Activities. Net cash provided by (used in) investing activities was $5.9 million, $(9.0) million, and $(6.3) million for the years ended December 31, 2006, 2007, and 2008, respectively. Our cash used in investing activities is primarily related to the purchase of property, and equipment, leasehold improvements, and changes in restricted cash and cash equivalents. In 2005, we purchased $9.2 million of investments related to a letter of credit required by the Department of Education and associated with our growth restrictions. This letter of credit was released in 2006, resulting in investment proceeds of $9.0 million. Capital expenditures were $2.4 million, $7.4 million and $8.4 million for the years ended December 31, 2006, 2007, and 2008, respectively. A majority of our historical capital expenditures have been related to our ground campus in Phoenix, Arizona. Our online business does not require significant capital expenditures. We will continue to invest in the ground campus, and in computer equipment and office furniture and fixtures to support our increasing employee headcounts.
Financing Activities. Net cash provided by (used in) financing activities was $(1.7) million, $9.3 million, and $12.3 million for the years ended December 31, 2006, 2007, and 2008, respectively. During these periods, principal payments on notes payable, capital lease obligations and our line of credit were offset by private placements of securities to our stockholders, amounts drawn on our line of credit and the net proceeds from our initial public offering of common stock.
Contractual Obligations
The following table sets forth, as of December 31, 2008, the aggregate amounts of our significant contractual obligations and commitments with definitive payment terms due in each of the periods presented (in millions):

		Payments Due by Period
		Less than			More than
	Total	1 Year	1-3 Years	3-5 Years	5 Years
Long term debt(1)	$1.7	$0.3	$0.7	$0.2	$0.5
Capital lease obligations(1)	56.5	3.8	7.4	7.3	38.0
Operating lease obligations(2)	35.5	3.3	7.1	5.8	19.3

Total contractual obligations	$93.7	$7.4	$15.2	$13.3	$57.8

(1)	See Note 8, “Notes Payable and Capital Lease Obligations,” to our financial statements, included in Item 8, Financial Statements and Supplementary Data, for a discussion of our long term debt and capital lease obligations.

(2)	See Note 9, “Commitments and Contingencies,” to our financial statements, included in Item 8, Financial Statements and Supplementary Data, for a discussion of our operating lease obligations.

The foregoing obligations exclude potential royalty payments to Blanchard Education, LLC under our license agreement, the amounts of which are contingent on tuition revenue from certain of our business programs.
Off-Balance Sheet Arrangements
We do not have any off-balance sheet arrangements that have had or are reasonably likely to have a material current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources.
Non-GAAP Discussion
In addition to our GAAP results, we use Adjusted EBITDA as a supplemental measure of our operating performance and as part of our compensation determinations. Adjusted EBITDA is not required by or presented in accordance with GAAP and should not be considered as an alternative to net income, operating income, or any other performance measure derived in accordance with GAAP, or as an alternative to cash flow from operating activities or as a measure of our liquidity.
We define Adjusted EBITDA as net income (loss) plus interest expense net of interest income, plus income tax expense (benefit), and plus depreciation and amortization (EBITDA), as adjusted for (i) royalty payments incurred pursuant to an agreement with our former owner that has been terminated as of April 15, 2008, as discussed above and in Note 2 to our financial statements, included in Item 8, Financial Statements and Supplementary Data , (ii) management fees and expenses that are no longer paid, (iii) contributions made to Arizona school tuition organizations in lieu of the payment of state income taxes, and (iv) share-based compensation.
We present Adjusted EBITDA because we consider it to be an important supplemental measure of our operating performance. We also make certain compensation decisions based, in part, on our operating performance, as measured by Adjusted EBITDA. All of the adjustments made in our calculation of Adjusted EBITDA are adjustments to items that management does not consider to be reflective of our core operating performance. Management considers our core operating performance to be that which can be affected by our managers in any particular period through their management of the resources that affect our underlying revenue and profit generating operations during that period. Management fees and expenses, royalty expenses paid to our former owner and share-based compensation are not considered reflective of our core performance. We believe Adjusted EBITDA allows us to compare our current operating results with corresponding historical periods and with the operational performance of other companies in our industry because it does not give effect to potential differences caused by variations in capital structures (affecting relative interest expense, including the impact of write-offs of deferred financing costs when companies refinance their indebtedness), tax positions (such as the impact on periods or companies of changes in effective tax rates or net operating losses), the book amortization of intangibles (affecting relative amortization expense), and other items that we do not consider reflective of underlying operating performance. We also present Adjusted EBITDA because we believe it is frequently used by securities analysts, investors, and other interested parties as a measure of performance.

In evaluating Adjusted EBITDA, you should be aware that in the future we may incur expenses similar to the adjustments described above. Our presentation of Adjusted EBITDA should not be construed as an inference that our future results will be unaffected by expenses that are unusual, non-routine, or non-recurring. Adjusted EBITDA has limitations as an analytical tool, and you should not consider it in isolation, or as a substitute for analysis of our results as reported under GAAP. Some of these limitations are that it does reflect:
•	cash expenditures for capital expenditures or contractual commitments;
•	changes in, or cash requirements for, our working capital requirements;
•	interest expense, or the cash requirements necessary to service interest or principal payments on our indebtedness;
•	the cost or cash required to replace assets that are being depreciated or amortized; and
•	the impact on our reported results of earnings or charges resulting from (i) royalties to our prior owner, including amortization of royalties prepaid in connection with our settlement, (ii) management fees and expenses that were payable until completion of our public offering, (iii) contributions to Arizona school tuition organizations in lieu of the payment of state income taxes; and (iv) share-based compensation.
In addition, other companies, including other companies in our industry, may calculate these measures differently than we do, limiting the usefulness of Adjusted EBITDA as a comparative measure. Because of these limitations, Adjusted EBITDA should not be considered as a substitute for net income, operating income, or any other performance measure derived in accordance with GAAP, or as an alternative to cash flow from operating activities or as a measure of our liquidity. We compensate for these limitations by relying primarily on our GAAP results and using Adjusted EBITDA only supplementally. For more information, see our financial statements and the notes to those statements included elsewhere in this Annual Report on Form 10-K.
The following table presents data relating to Adjusted EBITDA, which is a non-GAAP measure, for the periods indicated:

	Year Ended December 31,
	2006	2007	2008

Net income	$598	$1,526	$6,685
Plus: interest expense net of interest income	1,915	1,803	2,257
Plus: income tax expense (benefit)	529	1,016	3,855
Plus: depreciation and amortization	2,396	3,300	5,095

EBITDA	5,438	7,645	17,892

Plus: royalty to former owner(a)	2,678	3,782	1,686
Plus: management fees and expenses(b)	958	296	356
Plus: contributions made in lieu of state income taxes(c)	—	—	750
Plus: share-based compensation(d)	—	—	4,991

Adjusted EBITDA	$9,074	$11,723	$25,675

(a)	Reflects the royalty fee arrangement with the former owner of Grand Canyon University in which we agreed to pay a stated percentage of cash revenue generated by our online programs. As a result of the settlement of a dispute with the former owner, we are no longer obligated to pay this royalty, although the settlement includes a prepayment of future royalties that will be amortized in 2008 and future periods. See Note 2 to our financial statements included in Item 8, Financial Statements and Supplementary Data.

(b)	Reflects management fees and expenses of $0.3 million, $0.3 million, and $0.4 million for the years ended December 31, 2006, 2007, and 2008, respectively, to the general partner of the Endeavour Entities, and an aggregate of $0.7 million for the year ended December 31, 2006, to an entity affiliated with a former director and another affiliated with a then significant stockholder following their investment in us. The agreements relating to these arrangements have all terminated.

(c)	Reflects contributions made to various Arizona school tuition organizations to assist with funding for education. In connection with such contributions made we received a dollar-for-dollare state income tax credit, which resulted in a reduction in our effective income tax rate to 36.6% for the year ended December 31, 2008. Had this payment not been made our effective tax rate would have been 40.8%. Such contributions are viewed by our management to be made in lieu of payments of state income taxes and are therefore excluded from evaluation of our core operating performance.

(d)	Reflects share based compensation expense recorded in the fourth quarter of 2008, $1.3 million of which relates to stock granted to our new Chief Executive Officer in connection with our initial public offering and $3.7 million of which relates to share-based compensation for stock options granted to employees and directors in connection with our initial public offering.
Recent Accounting Pronouncements
See Note 2, Significant Accounting Policies, in Item 8, Financial Statements and Supplementary Data
Item 7A. Quantitative and Qualitative Disclosures about Market Risk
Impact of Inflation. We believe that inflation has not had a material impact on our results of operations for the years ended December 31, 2006, 2007, or 2008. There can be no assurance that future inflation will not have an adverse impact on our operating results and financial condition.
Market risk. We have no derivative financial instruments or derivative commodity instruments. We invest cash in excess of current operating requirements in short term certificates of deposit and money market instruments in multiple financial institutions.
Interest rate risk. We manage interest rate risk by investing excess funds in cash equivalents and AAA rated marketable securities bearing variable interest rates, which are tied to various market indices. Our future investment income may fall short of expectations due to changes in interest rates or we may suffer losses in principal if we are forced to sell securities that have declined in market value due to changes in interest rates. At December 31, 2008, a 10% increase or decrease in interest rates would not have a material impact on our future earnings, fair values, or cash flows. All of our notes payable and capital lease obligations are fixed rate instruments and are not subject to fluctuations in interest rates.

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders
Grand Canyon Education, Inc.
We have audited the accompanying balance sheets of Grand Canyon Education, Inc. (the “Company”) as of December 31, 2007 and 2008, and the related statements of operations, preferred stock and stockholders’ (deficit) equity, and cash flows for each of the three years in the period ended December 31, 2008. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Grand Canyon Education, Inc. at December 31, 2007 and 2008, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2008, in conformity with U.S. generally accepted accounting principles.
/s/ Ernst & Young LLP
Phoenix, Arizona
February 19, 2009

Grand Canyon Education, Inc.
Balance Sheets

	As of December 31,
($ in thousands, except share data)	2007	2008
ASSETS:
Current assets
Cash and cash equivalents	$18,930	$35,152
Restricted cash and cash equivalents	4,280	2,197
Accounts receivable, net of allowance for doubtful accounts of $12,158 and $6,356 at December 31, 2007 and 2008	7,114	9,442
Due from related parties	6,001	—
Income taxes receivable	—	1,576
Deferred income taxes	4,640	2,603
Other current assets	1,349	2,629

Total current assets	42,314	53,599
Property and equipment, net	33,849	41,399
Restricted cash and investments	3,298	3,403
Prepaid royalties	317	8,043
Goodwill	2,941	2,941
Deferred income taxes	2,806	7,404
Deposit with former owner	3,000	—
Other assets	43	201

Total assets	$88,568	$116,990

LIABILITIES, PREFERRED STOCK AND STOCKHOLDERS’ (DEFICIT) EQUITY:
Current liabilities
Accounts payable	$3,434	$5,770
Accrued liabilities	6,893	9,674
Income taxes payable	241	172
Deferred revenue and student deposits	10,369	14,262
Royalty payable to former owner	7,428	—
Due to related parties	1,005	1,197
Line of credit	6,000	—
Current portion of capital lease obligations	1,150	1,125
Current portion of notes payable	646	357

Total current liabilities	37,166	32,557
Capital lease obligations, less current portion	28,078	29,384
Notes payable, less current portion and other	1,762	1,459

Total liabilities	67,006	63,400

Commitments and contingencies
Series A convertible preferred stock, $0.01 par value:
Authorized — 9,700 and 0 shares at December 31, 2007 and 2008, respectively
Issued and outstanding — 5,953 and 0 shares at December 31, 2007 and 2008, respectively	18,610	—
Series B 12% convertible preferred stock, $0.01 par value:
Authorized — 2,200 and 0 shares at December 31, 2007 and 2008, respectively
Issued and outstanding — 0 shares at December 31, 2007 and 2008	—	—
Series C convertible preferred stock, $0.01 par value:
Authorized — 3,900 and 0 shares at December 31, 2007 and 2008, respectively
Issued and outstanding — 3,829 and 0 shares at December 31, 2007 and 2008, respectively	13,338	—
Stockholders’ (deficit) equity
Preferred stock, $0.01 par value, 10,000,000 shares authorized; 0 shares issued and outstanding at December 31, 2007 and 2008	—	—
Common stock, $0.01 par value, 100,000,000 shares authorized; 19,036,050 and 45,465,160 shares issued and outstanding at December 31, 2007 and 2008, respectively	190	455
Additional paid-in capital	7,719	64,808
Accumulated other comprehensive income	79	16
Accumulated deficit	(18,374)	(11,689)

Total stockholders’ (deficit) equity	(10,386)	53,590

Total liabilities, preferred stock and stockholders’ (deficit) equity	$88,568	$116,990

The accompanying notes are an integral part of these financial statements.

Grand Canyon Education, Inc.
Statements of Operations

	Year Ended December 31,
(In thousands, except per share data)	2006	2007	2008
Net revenue	$72,111	$99,326	$161,309

Costs and expenses:
Instructional costs and services	31,287	39,050	54,450
Selling and promotional, including $3,742 in 2006, $4,293 in 2007 and $5,895 in 2008, to related parties	20,093	35,148	65,551
General and administrative	15,011	17,001	26,825
Royalty to former owner	2,678	3,782	1,686

Total costs and expenses	69,069	94,981	148,512

Operating income	3,042	4,345	12,797
Interest expense	(2,827)	(2,975)	(2,897)
Interest income	912	1,172	640

Income before income taxes	1,127	2,542	10,540
Income tax expense	529	1,016	3,855

Net income	598	1,526	6,685

Preferred dividends	(527)	(349)	(938)

Net income available to common stockholders	$71	$1,177	$5,747

Earnings per share:
Basic income per share	$0.00	$0.06	$0.26

Diluted income per share	$0.00	$0.03	$0.17

Basic weighted average shares outstanding	18,853	18,923	22,185

Diluted weighted average shares outstanding	36,858	35,143	33,430

The accompanying notes are an integral part of these financial statements.

Grand Canyon Education, Inc.
Statements of Preferred Stock and Stockholders’ (Deficit) Equity
($ in thousands, except share data)

	Preferred Stock						Stockholders’ (Deficit) Equity
										Accumulated
	Series A Convertible		Series B Convertible		Series C				Additional	Other
	Preferred Stock		Preferred Stock		Preferred Stock		Common Stock		Paid-in	Comprehensive	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Par Value	Capital	Income	Deficit	Total
Balance at December 31, 2005	5,953	$18,610	2,163	$6,980	—	$—	18,853,450	$189	$8,198	$—	$(20,498)	$(12,111)
Net income	—	—	—	—	—	—	—	—	—	—	598	598
Unrealized gains on available-for-sale securities, net of taxes of $23	—	—	—	—	—	—	—	—	—	35		35

Comprehensive income												633
Redemption of Series B Convertible Preferred Stock	—	—	(1,298)	(4,200)	—	—	—	—	—	—	—	—
Value assigned to Blanchard shares	—	—	—	—	—	—	—	—	282	—	—	282
Dividend on Series B Convertible Preferred Stock	—	—	—	—	—	—	—	—	(527)	—	—	(527)

Balance at December 31, 2006	5,953	18,610	865	2,780	—	—	18,853,450	189	7,953	35	(19,900)	(11,723)
Net income	—	—	—	—	—	—	—	—	—	—	1,526	1,526
Unrealized gains on available-for-sale securities, net of taxes of $30	—	—	—	—	—	—	—	—	—	44	—	44

Comprehensive income												1,570
Conversion of Series B Convertible Preferred Stock to Series C Preferred Stock	—	—	(865)	(2,780)	800	2,780	—	—	—	—	—	—
Payment of amounts due to related party with Series C Preferred Stock	—	—	—	—	34	120	—	—	—	—	—	—
Issuance of Series C Preferred Stock for cash, net of issuance costs of $36	—	—	—	—	2,995	10,409		—	—	—	—	—
Issuance of Blanchard shares	—	—	—	—	—	—	182,600	1	115	—	—	116
Dividend on Series B Convertible Preferred Stock	—	—	—	—	—	—	—	—	(320)	—	—	(320)
Accretion of Series C Preferred Stock Dividend	—	—	—	—	—	29	—	—	(29)	—	—	(29)

Balance at December 31, 2007	5,953	18,610	—	—	3,829	13,338	19,036,050	190	7,719	79	(18,374)	(10,386)
Net income	—	—	—	—	—	—	—	—	—	—	6,685	6,685
Unrealized losses on available for-sale securities, net of taxes of $42	—	—	—	—	—	—	—	—	—	(63)	—	(63)

Comprehensive income												6,622
Undeclared dividends on Series C Preferred Stock	—	—	—	—	—	938	—	—	(938)	—	—	(938)
Issuance of Blanchard shares	—	—	—	—	—	—	182,600	2	2,994	—	—	2,996
Cancellation of IAS warrant, net of $2,316 deferred taxes	—	—	—	—	—	—	—	—	(3,684)	—	—	(3,684)
Exercise of warrant	—	—	—	—	—	—	909,348	9	517	—	—	526
Conversion of Series A and Series C Convertible Preferred Stock to Common Stock	(5,953)	(18,610)	—	—	(3,829)	(14,276)	13,103,511	131	32,755	—	—	32,886
Stock issued in initial public offering, net of issuance costs	—	—	—	—	—	—	12,075,000	121	128,635	—	—	128,756
Special distribution to stockholders from initial public offering proceeds	—	—	—	—	—	—	—	—	(108,675)	—		(108,675)
Restricted stock granted to Chief Executive Officer	—	—	—	—	—	—	109,329	1	1,310	—	—	1,311
Share-based compensation	—	—	—	—	—	—	—	—	3,563	—	—	3,563
Exercise of stock options	—	—	—	—	—	—	49,322	1	591	—	—	592
Excess tax benefit from share-based compensation	—	—	—	—	—	—	—	—	21	—	—	21

Balance at December 31, 2008	—	$—	—	$—	—	$—	45,465,160	$455	$64,808	$16	$(11,689)	$53,590

The accompanying notes are an integral part of these financial statements.

Grand Canyon Education, Inc.
Statements of Cash Flows

	Year Ended December 31,
($ in thousands)	2006	2007	2008
Cash flows provided by operating activities:
Net income	$598	$1,526	$6,685
Adjustments to reconcile net income to net cash provided by operating activities:
Share-based compensation	—	—	4,991
Excess tax benefits from share-based compensation	—	—	(21)
Provision for bad debts	4,664	6,257	8,465
Depreciation and amortization	2,396	3,300	5,095
Deferred income taxes	(2,148)	(1,656)	(245)
Other	—	19	(106)
Changes in assets and liabilities:
Accounts receivable	(5,974)	(8,573)	(10,793)
Prepaid expenses and other assets	(451)	(442)	(751)
Due to/from related parties	202	(107)	468
Accounts payable	1,663	253	927
Accrued liabilities	(646)	3,802	3,596
Income taxes payable	2,280	(2,294)	(1,624)
Deferred revenue and student deposits	1,538	4,236	3,893
Prepaid royalties to former owner	—	—	(5,920)
Royalty payable to former owner	2,678	3,782	(7,428)
Deposit with former owner	—	(3,000)	3,000

Net cash provided by operating activities	6,800	7,103	10,232

Cash flows provided by (used in) investing activities:
Capital expenditures	(2,387)	(7,406)	(8,374)
Change in restricted cash and cash equivalents	(791)	(1,454)	2,083
Purchases of investments	—	—	(2,627)
Proceeds from sale or maturity of investments	9,045	(149)	2,570

Net cash provided by (used in) investing activities	5,867	(9,009)	(6,348)

Cash flows provided by (used in) financing activities:
Principal payments on notes payable and capital lease obligations	(1,179)	(1,230)	(1,357)
Repayment on line of credit	—	—	(6,000)
Proceeds from line of credit and other debt obligations	—	6,000	—
Repurchase of Institute Warrant	—	—	(6,000)
Repayment of Institute Note Payable	—	—	(1,250)
Net proceeds from issuance of preferred stock	—	4,684	—
Proceeds from related party payable on preferred stock	4,200	—	5,725
Redemptions of preferred stock	(4,200)	—	—
Dividends on preferred stock	(497)	(153)	—
Net proceeds from issuance of common stock	—	—	128,756
Payment of special distribution	—	—	(108,675)
Proceeds from exercise of warrant	—	—	526
Net proceeds from exercise of stock options	—	—	592
Excess tax benefits from share-based compensation	—	—	21

Net cash provided by (used in) financing activities	(1,676)	9,301	12,338

Net increase in cash and cash equivalents	10,991	7,395	16,222
Cash and cash equivalents, beginning of year	544	11,535	18,930

Cash and cash equivalents, end of year	$11,535	$18,930	$35,152

Supplemental disclosure of cash flow information
Cash paid during the year for interest	$2,523	$2,645	$3,709
Cash paid during the year for income taxes	$397	$4,964	$5,274
Supplemental disclosure of non-cash investing and financing activities
Purchase of equipment through capital lease obligations	$5,945	$676	$2,481
Purchases of property and equipment included in accounts payable	$—	$—	$1,292
Issuance of Series B and Series C convertible preferred stock for notes receivable	$—	$5,725	$—
Receipt of marketable securities for Series B convertible preferred stock	$2,908	$—	$—
Issuance of Series C convertible preferred stock for settlement of balances owed	$—	$120	$—
Accretion of dividends on Series C convertible preferred stock	$—	$29	$938
Value assigned to Blanchard shares	$282	$116	$2,996
Assumption of future obligations under gift annuities	$—	$—	$887
Deferred tax on repurchase of Institute Warrant	$—	$—	$2,316
Conversion of Series A and Series C convertible preferred stock	$—	$—	$32,886
The accompanying notes are an integral part of these financial statements.

Grand Canyon Education, Inc.
Notes to Financial Statements
(In thousands of dollars, except share and per share data)
1. Nature of Business
Grand Canyon Education, Inc. (the “Company”) was formed in Delaware in November 2003 as a limited liability company, under the name Significant Education, LLC, for the purpose of acquiring the assets of Grand Canyon University from a non-profit foundation on February 2, 2004. On August 24, 2005, the Company converted from a limited liability company to a corporation and changed its name to Significant Education, Inc. On May 9, 2008, the Company changed its name to Grand Canyon Education, Inc.
The Company is a regionally accredited provider of online postsecondary education services focused on offering graduate and undergraduate degree programs in its core disciplines of education, business, and healthcare. In addition to online programs, the Company offers courses at its campus in Phoenix, Arizona and onsite at the facilities of employers. The Company is accredited by the Higher Learning Commission of the North Central Association of Colleges and Schools.
Except as otherwise indicated, all information presented in the accompanying financial statements has been adjusted to reflect the 1,826 for one split of common stock and conversion of formerly outstanding shares of preferred stock into common stock, both of which occurred in connection with the Company’s initial public offering of common stock.
2. Summary of Significant Accounting Policies
Formation and Transactions with Former Owner
On January 29, 2004, the Company entered into an asset purchase agreement (the “Purchase Agreement”) with the Grand Canyon University Institute for Advanced Studies (the “Institute” or “former owner”), an Arizona nonprofit corporation, pursuant to which the Company acquired substantially all of the operating assets (excluding the ground campus and related buildings) of Grand Canyon University (the “University”), including all accreditations, licensures, and approvals necessary to offer its ground and online education programs. In consideration for the purchase of such assets, the Company paid the Institute $500 in cash, assumed certain liabilities, and agreed to pay the Institute a royalty equal to 5% of the revenue generated by the Company through its online education program for each year in the period 2004 through 2008 and 4% for each year thereafter, in perpetuity (the “Royalty Agreement”). The consideration paid and liabilities assumed exceeded the fair value of the assets acquired by $2,941 which was recorded as goodwill. The transaction closed on February 2, 2004 at which time the Company commenced its operations.
On June 25, 2004, the Company entered into an ancillary agreement (the “Ancillary Agreement”) with the Institute, pursuant to which the Company agreed to purchase the ground campus and related buildings (the “Campus”) excluding one building and the underlying real estate, from the Institute for the following consideration:
•	$26,750 in cash;

•	the assumption of a $1,500 note payable to a third party (the “Kirksville Note”);
•	the issuance by the Company to the Institute of a warrant (the “Institute Warrant”) to purchase a 10.0% non-dilutable equity interest in the Company for an exercise price of $1 during a one month period beginning in July 1, 2011 subject to a right for the Company to repurchase the warrant at any time prior to its exercise for $6,000.

Grand Canyon Education, Inc.
Notes to Financial Statements
(In thousands of dollars, except share and per share data)
The value of the warrant was estimated at $420 which approximates 10% of the estimated fair value of the Company at the date of grant and was included as a component of the cost of the campus and related buildings.
In connection with the Ancillary Agreement, (i) the Company assigned its right to purchase the Campus to Spirit Finance Acquisitions, LLC (“Spirit”), (ii) following such assignment, Spirit acquired the Campus from the Institute for cash, (iii) Spirit leased the Campus to the Company under a long-term lease (the “Spirit Lease”) in connection with which the Company issued to Spirit a warrant, and (iv) the Institute loaned the Company $1,250 payable over seven years (the “Institute Loan”).
Shortly after the completion of the acquisition, the Company and the Institute became involved in certain disputes, with the Company alleging breaches of representations and warranties concerning the University’s operations, its compliance with Department of Education regulations, and the Institute’s failure to adequately disclose liabilities in the Purchase Agreement and the Ancillary Agreement. In addition, the Company withheld payment of amounts due under the Royalty Agreement and the Institute Loan. At December 31, 2007, the Company had withheld payment of approximately $7,428 in payments due under the Royalty Agreement and approximately $840 of principal and interest payments under the Institute Loan. As a result of these disputes, the Company commenced legal proceedings in March 2006 and the Institute brought counterclaims.
In September 2007, the Company and the Institute entered into a standstill agreement pursuant to which they agreed to stay all legal proceedings through April 15, 2008. In accordance with the terms of the standstill agreement, the Company made an initial non-refundable, non-creditable $3,000 payment to the Institute and received an option to pay an additional $19,500 to the Institute by April 15, 2008, which would serve, in its entirety, as consideration for:
•	the satisfaction in full of all past royalties due to the Institute under the Royalty Agreement and the elimination of the existing obligation to pay royalties for online student revenues in perpetuity;

•	the repurchase of the Institute Warrant;

•	the acquisition by the Company of the real property and related building located on the Campus that was owned by the Institute and not transferred in connection with the Ancillary Agreement;

•	the termination of a sublease agreement pursuant to which the Institute leased office space on the Campus;

Grand Canyon Education, Inc.
Notes to Financial Statements
(In thousands of dollars, except share and per share data)
•	the assumption by the Company of all future payment obligations in respect to certain gift annuities made to the school by donors prior to the acquisition; and

•	the satisfaction in full of the $1,250 Institute Loan (including all accrued and unpaid interest thereon).
On April 15, 2008, the Company exercised its option and paid the additional $19,500 to the Institute and the Institute relinquished any and all rights it had to be involved in Grand Canyon University, and all parties released any and all claims they may have had against the other parties.
Accounting for the April 15, 2008 Settlement of the Standstill Agreement
The following table provides a tabular depiction of the Company’s allocation of the $22,500 total payment to the Institute to each of the assets acquired, obligations settled, and liabilities assumed, based on the Company’s fair value estimates.

($ in thousands)
Initial Payment	$3,000
Optional Payment	19,500

Total Payment to be allocated	$22,500

1) Obligations settled
—Accrued royalties due under Royalty Agreement (as of April 15, 2008)	$8,730
—Repurchase of Institute Warrant	6,000
—Repayment of Institute Loan, including accrued interest	2,257
—Other amounts due to the Institute	327
2) Liabilities assumed
—Assumption of gift annuities obligation, at fair value	(887)
3) Cost to be allocated to assets acquired
—Real property and prepaid royalty asset	6,073

Total fair value estimates	$22,500

As indicated in the table above, the total payment was applied to the following items, in the order indicated: (1) to satisfy all past royalties due to the Institute; (2) to redeem the Institute Warrant, based on the original terms of such warrant; (3) to satisfy a loan provided by the Institute, including all accrued and unpaid interest thereon; and (4) to satisfy other amounts due to the Institute.
The standstill agreement also required the Company to assume future payment obligations in respect of certain gift annuities made to the school by donors prior to the acquisition, which represents a liability assumed under the standstill agreement and was recognized based on the fair value of such annuities at the option exercise date.
The remaining $6,073 of the total payment was allocated to the remaining acquired assets based on their individual fair value relative to the total fair value of those assets. The Company recognized the real property (i.e., land) and related building acquired from the Institute in the transaction as an asset at the option exercise date and these assets totaling $129 and $24, respectively, have been classified within “Property and Equipment” on the Company’s balance sheet at December 31, 2008.

Grand Canyon Education, Inc.
Notes to Financial Statements
(In thousands of dollars, except share and per share data)
The $5,920 value of the settlement of future royalty payment obligations to the Institute was determined based on its relative fair value at the option exercise date and is included in the accompanying balance sheet at December 31, 2008 as a “Prepaid Royalty,” and will be amortized on a straight line basis over a period of 20 years.
Use of Estimates
The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts in the financial statements and accompanying notes. Actual results could differ from those estimates.
Reclassifications
Certain reclassifications of prior year amounts have been made to the prior year balances to conform to the current period.
Cash and Cash Equivalents
The Company invests cash in excess of current operating requirements in short term certificates of deposit and money market instruments. The Company considers all highly liquid investments with maturities of three months or less at the time of purchase to be cash equivalents.
Restricted Cash and Cash Equivalents
A significant portion of our revenue is received from students who participate in government financial aid and assistance programs. Restricted cash and cash equivalents primarily represents amounts received from the federal and state governments under various student aid grant and loan programs, such as Title IV. These funds are received subsequent to the completion of the authorization and disbursement process for the benefit of the student. The U.S. Department of Education requires Title IV funds collected in advance of student billings to be segregated in a separate cash or cash equivalent account until the students are billed for their portion. We record these amounts as a current asset in restricted cash and cash equivalents. Restricted cash and cash equivalents is excluded from cash and cash equivalents until the cash is no longer restricted. The majority of these funds remain as restricted cash and cash equivalents for an average of 60 to 90 days from the date of receipt.
Restricted Cash and Investments
The Company owns certain marketable securities that are pledged as collateral for a Standby Letter of Credit as further described in Note 4. The Company considers its investments in such marketable securities as available-for-sale securities, in accordance with the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 115, Accounting for Certain Investments in Debt and Equity Securities. Available-for-sale investments are carried at fair value as determined by quoted market prices, with unrealized gains and losses, net of tax, reported as a separate component of stockholders’ deficit. Unrealized losses considered to be other-than-temporary are recognized currently in earnings. The cost of securities sold is based on the specific identification method. Amortization of premiums, accretion of discounts, interest and dividend income and realized gains and losses are included in investment income. Because these investments are pledged as collateral, the Company classifies all such amounts as long term assets.

Grand Canyon Education, Inc.
Notes to Financial Statements
(In thousands of dollars, except share and per share data)
Fair Value of Financial Instruments
The carrying value of cash and cash equivalents, accounts receivable, accounts payable, and line of credit approximate their fair value based on the liquidity or the short-term maturities of these instruments. The carrying value of notes payable and capital lease obligations approximate fair value based upon market interest rates available to the Company for debt of similar risk and maturities.
SFAS No. 157, Fair Value Measurements (“SFAS No. 157”), establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three broad levels. The fair value hierarchy gives the highest priority to quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3).
At December 31, 2008 the fair value of municipal and U.S. agency securities were determined using Level 1 of the hierarchy of valuation inputs, with the use of observable market prices in the active market. The unit of account used for valuation is the individual underlying security. The municipal securities are comprised of city and county bonds related to schools, water and sewer, and housing bonds. The U.S. agency securities are comprised of Fannie Mae and Federal Home Loan Bank bonds. Because these securities held by the Company are investments, assessment of non-performance risk is not applicable as such considerations are only applicable in evaluating the fair value measurements for liabilities.
The fair value of the prepaid royalty asset related to the settlement of future royalty payment obligations to the Institute was determined using an income approach, based on management’s forecasts of revenue to be generated through its online education program using Level 3 of the hierarchy of valuation inputs. The rate utilized to discount net cash flows to their present values is 35%. This discount rate was determined after consideration of the Company’s weighted average cost of capital giving effect to estimates of the Company’s risk-free rate, beta coefficient, equity risk premium, small size risk premium, and company-specific risk premium.
Allowance for Doubtful Accounts
The Company records an allowance for doubtful accounts for estimated losses resulting from the inability, failure or refusal of its students to make required payments. The Company determines the adequacy of its allowance for doubtful accounts based on an analysis of its historical bad debt experience and the aging of the accounts receivable. The Company writes off account receivable balances deemed uncollectible on a regular basis and in 2008 implemented a policy of writing off account receivable balances one year after the revenue is generated. However, the Company continues to reflect accounts receivable with an offsetting allowance as long as management believes there is a reasonable possibility of collection. Bad debt expense is recorded as a general and administrative expense in the statement of operations.

Grand Canyon Education, Inc.
Notes to Financial Statements
(In thousands of dollars, except share and per share data)
Property and Equipment
Property and equipment are recorded at cost less accumulated depreciation. Depreciation is computed using the straight-line method. Normal repairs and maintenance are expensed as incurred. Expenditures that materially extend the useful life of an asset are capitalized. Construction in progress represents items not yet placed in service and are not depreciated. The Company capitalizes interest pursuant to SFAS No. 34, Capitalization of Interest Costs. The Company used its interest rates on the specific borrowings used to finance the improvements, which approximated 8.7% in 2006, 2007, and 2008 given the amount of the specific debt exceeded the in process value of the project at all times. Interest cost capitalized and incurred in the years ended December 31, 2006, 2007, and 2008 are as follows:

	Year Ended December 31,
	2006	2007	2008
Interest incurred	$2,925	$3,102	$3,022
Interest capitalized	98	127	125

Interest expense	$2,827	$2,975	$2,897

Depreciation is provided using the straight-line method over the estimated useful lives of the assets. Leasehold improvements and furniture and fixtures, computer equipment, and vehicles have estimated useful lives of 10, four, and five years, respectively. Buildings are under 20 year capital leases.
Long-Lived Assets
The Company evaluates the recoverability of its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to undiscounted future net cash flows expected to be generated by the assets. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets.
Goodwill
Goodwill represents the excess of the cost over the fair market value of net assets acquired, including identified intangible assets. Goodwill is tested annually or more frequently if circumstances indicate potential impairment, by comparing its fair value to its carrying amount as defined by SFAS No. 142, Goodwill and Other Intangible Assets.
The determination of whether or not goodwill is impaired involves significant judgment. Although the Company believes its goodwill is not impaired, changes in strategy or market conditions could significantly impact these judgments and may require future adjustments to the carrying amount of goodwill.

Grand Canyon Education, Inc.
Notes to Financial Statements
(In thousands of dollars, except share and per share data)
Share-Based Compensation
The Company applied the provisions of SFAS No. 123 (revised 2004), Share-Based Payment (“SFAS No. 123(R)”) to measure and recognize compensation expense for share-based payment awards made to employees, consultants and directors, including employee stock options. Prior to the Company’s initial public offering in November 2008, the Company had no share-based awards.
SFAS No. 123(R) requires the Company to calculate the fair value of share-based awards on the date of grant. The Company uses the Black-Scholes-Merton option pricing model to estimate fair value. The option pricing model requires the Company to estimate certain key assumptions such as expected life, volatility, risk free interest rates, and dividend yield to determine the fair value of share-based awards, based on historical information and management judgment. The Company amortizes the share-based compensation expense over the period that the awards are expected to vest, net of estimated forfeiture rates. If the actual forfeitures differ from management estimates, adjustments to compensation expense are recorded. The Company reports cash flows resulting from tax deductions in excess of the compensation cost recognized for those options (excess tax benefits) as financing cash flows.
In March 2005, the SEC issued Staff Accounting Bulletin No. 107, Share Based Payment (“SAB 107”), relating to SFAS No. 123(R), and in December 2007, the SEC issued Staff Accounting Bulletin No. 110, Share-Based Payment (“SAB 110”). SAB 110 allows companies to continue to use the simplified method, as defined in SAB 107, to estimate the expected term of stock options under certain circumstances. The simplified method for estimating the expected life uses the mid-point between the vesting term and the contractual term of the stock option. The Company has analyzed the circumstances in which the simplified method is allowed and is utilizing the simplified method for stock options granted in November 2008.
Income Taxes
The Company accounts for income taxes as prescribed by SFAS No. 109, Accounting for Income Taxes (“SFAS No. 109”). SFAS No. 109 prescribes the use of the asset and liability method to compute the differences between the tax basis of assets and liabilities and the related financial amounts using currently enacted tax laws.
Effective January 1, 2008, the Company adopted FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”). FIN 48 prescribes a more-likely-than-not threshold for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. We recognize interest and penalties related to uncertain tax positions in income tax expense. The Company has reserved approximately $299 for FIN 48 liabilities including interest and penalties, which is classified within accrued liabilities on the accompanying balance sheet as of December 31, 2008.
The Company has deferred tax assets, which are subject to periodic recoverability assessments. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount that more likely than not will be realized. Realization of the deferred tax assets is principally dependent upon achievement of projected future taxable income offset by deferred tax liabilities.

Grand Canyon Education, Inc.
Notes to Financial Statements
(In thousands of dollars, except share and per share data)
Revenue Recognition
Revenues consist primarily of tuition and fees derived from courses taught by the Company online, at its traditional campus in Phoenix, Arizona, and onsite at facilities of employers. Tuition revenue is recognized monthly over the applicable period of instruction, net of scholarships provided by the Company. For the years ended December 31, 2006, 2007 and 2008, the Company’s revenue was reduced by approximately $8.0 million, $10.3 million and $18.4 million, respectively, as a result of scholarships that the Company offered to students. If a student withdraws prior to the end of the third week of a semester, the Company will refund all or a portion of tuition already paid pursuant to its refund policy. Deferred revenue and student deposits in any period represent the excess of tuition, fees, and other student payments received as compared to amounts recognized as revenue on the statement of operations and are reflected as current liabilities in the accompanying balance sheet. The Company’s educational programs have starting and ending dates that differ from its fiscal quarters. Therefore, at the end of each fiscal quarter, a portion of revenue from these programs is not yet earned in accordance with the SEC’s Staff Accounting Bulletin No. 104, Revenue Recognition in Financial Statements. Textbook sales and other revenues are recognized as sales occur or services are performed and represent less than 10% of total revenues.
Instructional Costs and Services
Instructional cost and services consist primarily of costs related to the administration and delivery of the Company’s educational programs. This expense category includes salaries, benefits and share-based compensation for full-time and adjunct faculty and administrative personnel, costs associated with online faculty, information technology costs, curriculum and new program development costs (which are expensed as incurred) and costs associated with other support groups that provide services directly to the students. This category also includes an allocation of depreciation, amortization, rent, and occupancy costs attributable to the provision of educational services, primarily at the Company’s Phoenix, Arizona campus.
Selling and Promotional
Selling and promotional expenses include salaries, benefits and share-based compensation of personnel engaged in the marketing, recruitment, and retention of students, as well as advertising costs associated with purchasing leads, hosting events and seminars, and producing marketing materials. This category also includes an allocation of depreciation, amortization, rent, and occupancy costs attributable to selling and promotional activities at the Company’s facilities in Arizona and Utah. Selling and promotional costs are expensed as incurred. Advertising costs, which include marketing leads, events, and promotional materials for the years ended December 31, 2006, 2007, and 2008 were $4,674, $10,213, and $18,541, respectively.
The Company is party to revenue share arrangements with related parties pursuant to which it pays a percentage of the net revenue that it actually receives from applicants recruited by those entities that matriculate at Grand Canyon University. The related party bears all costs associated with the recruitment of these applicants. For the years ended December 31, 2006, 2007, and 2008, the Company expensed approximately $3,742, $4,293, and $5,895, respectively, pursuant to these arrangements. As of December 31, 2007 and 2008, $416, and $679, respectively, were due to these related parties.

Grand Canyon Education, Inc.
Notes to Financial Statements
(In thousands of dollars, except share and per share data)
General and Administrative
General and administrative expenses include salaries, benefits and share-based compensation of employees engaged in corporate management, finance, human resources, compliance, and other corporate functions. General and administrative expenses also include bad debt expense, as well as an allocation of depreciation, amortization, rent, and occupancy costs attributable to the departments providing general and administrative functions.
Royalty to Former Owner
In connection with the February 2, 2004 acquisition of the assets of Grand Canyon University from a non-profit foundation, the Company entered into a royalty fee arrangement with the former owner in which the Company agreed to pay a stated percentage of cash revenue generated by its online programs. In early 2005, in connection with a dispute with the former owner, the Company continued to accrue but did not pay the royalty. As of December 31, 2007, the Company had accrued an aggregate of $7,428, in such payments, which amounts are included in “royalty to former owner” in the accompanying balance sheets. The Company settled all future royalty obligations with the former owner in April 2008 as described above under Formation and Transactions with Former Owner. The royalties accrued through April 2008 were applied against the payments made to the former owner.
Insurance/Self-Insurance
The Company uses a combination of insurance and self-insurance for a number of risks, including claims related to employee health care, workers’ compensation, general liability, and business interruption. Liabilities associated with these risks are estimated based on, among other things, historical claims experience, severity factors, and other actuarial assumptions. The Company’s loss exposure related to self-insurance is limited by stop loss coverage on a per occurrence and aggregate basis. Expected loss accruals are based on estimates, and while the Company believes the amounts accrued are adequate, the ultimate loss may differ from the amounts provided.
Concentration of Credit Risk
The Company may extend credit for tuition to some students. A substantial portion is repaid through the student’s participation in federally funded financial aid programs. Transfers of funds from the financial aid programs to the Company are made in accordance with the U.S. Department of Education (“Department of Education”) requirements. A majority of the Company’s revenues are derived from tuition financed under the Title IV programs of the Higher Education Act of 1965, as amended (the “Higher Education Act”). The financial aid and assistance programs are subject to political and budgetary considerations and are subject to extensive and complex regulations. The Company’s administration of these programs is periodically reviewed by various regulatory agencies. Any regulatory violation could be the basis for the initiation of potentially adverse actions including a suspension, limitation, or termination proceeding, which could have a material adverse effect on the Company.
Students obtain access to federal student financial aid through a Department of Education prescribed application and eligibility certification process. Student financial aid funds are generally made available to students at prescribed intervals throughout their predetermined expected length of study. Students typically apply the funds received from the federal financial aid programs first to pay their tuition and fees. Any remaining funds are distributed directly to the student.

Grand Canyon Education, Inc.
Notes to Financial Statements
(In thousands of dollars, except share and per share data)
Accumulated Other Comprehensive Income
The only item of accumulated other comprehensive income relates to unrealized gains and losses on available-for-sale marketable securities at December 31, 2007 and 2008, which totaled $79 (net of taxes of $52) and $16 (net of taxes of $11), respectively.
Segment Information
The Company operates as a single educational delivery operation using a core infrastructure that serves the curriculum and educational delivery needs of both its ground and online students regardless of geography. The Company’s chief operating decision maker manages the Company’s operations as a whole and no expense or operating income information is generated or evaluated on any component level.
3. Initial Public Offering and Special Distribution
In November 2008, the Company completed an intial public offering of common stock. In the initial public offering, the Company sold 10,500,000 shares of common stock at a price to the public of $12.00 per share, before underwriting discounts and commissions. On November 26, 2008, the underwriters’ elected to exercise in full their option to purchase an additional 1,575,000 shares at the initial public offering price to cover over-allotments. Net proceeds to the Company were approximately $134.8 million, after deducting underwriting discounts and commissions and before offering expenses. Upon the closing of the offering, all of the Company’s then outstanding Series A Preferred Stock converted into 10,870,178 shares of common stock and all of the Company’s then outstanding Series C Preferred Stock converted into 2,233,333 shares of common stock.
On September 26, 2008 the Company’s Board of Directors approved the payment of a special distribution to its stockholders of record as of September 26, 2008 to be paid from the proceeds of the initial public offering (including any proceeds resulting from sales of shares pursuant to the underwriters’ exercise of their over-allotment option) in the amount of 75% of the gross offering proceeds. On November 3, 2008, the Company’s Board of Directors approved the revision of the record date for determining those stockholders entitled to receive the possible special distribution described above to November 18, 2008. The Company’s registration statement for the initial public offering became effective on November 19, 2008. On November 25, 2008, the Company distributed $94.5 million, which is equal to 75% of the total gross proceeds from the sale of common stock by the Company in the initial public offering and, on December 3, 2008, the Company distributed $14.2 million, which is equal to 75% of the total gross proceeds from the sale of common stock by the Company in connection with the underwriters’ exercise of the over-allotment option. The special distribution was paid on an as if converted basis to all common and preferred shareholders of record as of November 18, 2008.

Grand Canyon Education, Inc.
Notes to Financial Statements
(In thousands of dollars, except share and per share data)
4.	Restricted Cash and Investments
The following is a summary of amounts included in restricted cash and investments. The Company considers all investments as available for sale.

	As of December 31, 2007
		Gross	Gross	Estimated
	Adjusted	Unrealized	Unrealized	Fair
	Cost	Gains	(Losses)	Value
Money Market Funds	$258	$—	$—	$258
Municipal Securities	550	18	(1)	567
U.S. Agency	2,358	115	—	2,473

Total	$3,166	$133	$(1)	$3,298

	As of December 31, 2008
		Gross	Gross	Estimated
	Adjusted	Unrealized	Unrealized	Fair
	Cost	Gains	(Losses)	Value
Money Market Funds	$2,928	$—	$—	$2,928
Municipal Securities	448	28	(1)	475

Total	$3,376	$28	$(1)	$3,403

The cash flows of the Agency instruments are guaranteed by an agency of the U.S. government while Municipal Securities are backed by the issuing municipality’s credit worthiness. Contractual maturities of the marketable securities at December 31, 2008 are as follows:

Due in one year or less	$2,928
Due in one to five years	371
Due in five to ten years	104
Due after ten years	—

$3,403

Gross realized gains and losses resulting from the sale of available-for-sale securities were $0 for the years ended December 31, 2006 and 2007, and $110 for the year ended December 31, 2008. For the years ended December 31, 2006, 2007, and 2008, the net unrealized gain (loss) on available-for-sale securities were $35, $44, and $(63), net of tax effect, respectively.

Grand Canyon Education, Inc.
Notes to Financial Statements
(In thousands of dollars, except share and per share data)
5. Property and Equipment
Property and equipment consist of the following:

	As of December 31,
	2007	2008
Buildings under capital lease	$20,562	$22,283
Equipment under capital leases	2,236	1,571
Leasehold improvements	8,073	12,773
Furniture, fixtures and equipment	9,515	14,439
Other	805	1,222
Construction in progress	1,020	2,049

	42,211	54,337
Less accumulated depreciation and amortization	(8,362)	(12,938)

Property and equipment, net	$33,849	$41,399

Depreciation and amortization expense associated with property and equipment, including assets under capital lease, totaled $2,298, $3,270, and $4,592 for the years ended December 31, 2006, 2007, and 2008, respectively.
6. Accrued Liabilities
Accrued liabilities consist of the following:

	As of December 31,
	2007	2008
Accrued compensation and benefits	$3,775	$5,340
Accrued interest	1,096	284
Deferred rent	—	34
Tax reserves, non-income tax related	—	710
FIN 48 accrual	—	299
Other accrued expenses	2,022	3,007

	$6,893	$9,674

Grand Canyon Education, Inc.
Notes to Financial Statements
(In thousands of dollars, except share and per share data)
7. Financing Arrangements
At December 31, 2007, the Company had a line of credit with a bank that provided for borrowings of up to $6,000. As of December 31, 2007, the amount outstanding under this line of credit was $6,000. The line of credit was paid in full in February 2008 and terminated in May 2008.
In connection with the Spirit Lease, the Company is required to maintain a $2,000 letter of credit in favor of Spirit. The letter of credit is secured by a pledge of certain Company assets that are included in Restricted cash and investments in the accompanying balance sheet.
8. Capital Lease Obligations, Notes Payable, and Other
Capital lease obligations and notes payable consist of the following:

	As of December 31,
	2007	2008
Capital Lease Obligations
Capital lease for buildings (monthly payments of $301 at an implicit interest rate of 8.7% through 2024)	$28,451	$30,098
Capital leases for equipment (various leases extending into 2012, with implicit interest rates ranging from 7.4% to 9.3%, monthly payments totaling $35)	777	411

	29,228	30,509
Less: Current portion of capital lease obligations	1,150	1,125

	$28,078	$29,384

	As of December 31,
	2007	2008
Notes Payable
Institute Loan, settled in April 2008	$1,250	$—
Kirksville Note; monthly payments of $20; interest at 3.9% through September 2011	840	628
Various Gift Annuities; quarterly payments of $34 extending through 2018; interest at 10%	—	875
Notes payable for vehicles requiring monthly payments with interest rates ranging from 9.5% to 11.0% extending into January 2013	318	241

	2,408	1,744
Less: Current portion	646	357

	$1,762	$1,387

Grand Canyon Education, Inc.
Notes to Financial Statements
(In thousands of dollars, except share and per share data)
Long-term deferred rent included in notes payable and other as of December 31, 2007 and 2008 was $0 and $72, respectively.
The Spirit Lease provides the Company with the use of the campus land and buildings for a term of twenty years and provides the Company with four options to extend the term of the lease term for five year periods through 2044. In accordance with SFAS No. 13, Accounting for Leases, the lease of the campus land was treated as an operating lease and the lease of the buildings was treated as a capital lease. The lease includes scheduled bi-annual adjustments based on the lesser of 5.0% or 125% of the change in the Consumer Price Index. The most recent adjustment for this lease occurred in September 2008. Under the original lease terms, Spirit provided an advance to make tenant improvements of $6,250 that were received in 2004 and 2005. Through December 31, 2007 and 2008, the Company had expended $3,963 and $6,250, respectively, of the amounts advanced for approved capital improvement projects. In June 2006, Spirit agreed to provide an additional $5,800 of lease funding for tenant improvements. Through December 31, 2007, the Company has expended $4,350 and utilized $3,589 of the tenant improvement funds. As of December 31, 2008, the Company has expended and utilized $4,350, leaving $1,450 in available funding. The lease provides the Company with an option to purchase the property at the greater of fair value or Spirit’s total investment in the property.
Payments due under the notes payable and future minimum lease payments under the capital lease obligations are as follows:

	December 31, 2008
	Capital Lease
	Obligations	Notes Payable
2009	$3,829	$338
2010	3,756	350
2011	3,682	302
2012	3,639	122
2013	3,614	81
Thereafter	37,943	551

	56,463	$1,744

Less: Portion representing interest	25,954

Present value of minimum lease payments	$30,509

Grand Canyon Education, Inc.
Notes to Financial Statements
(In thousands of dollars, except share and per share data)
9. Commitments and Contingencies
Leases
The Company leases certain land, buildings and equipment under non-cancelable operating leases expiring at various dates through 2023. Future minimum lease payments under operating leases due each year are as follows at December 31, 2008:

December 31,
2008
2009	$3,287
2010	3,699
2011	3,444
2012	3,181
2013	2,653
Thereafter	19,254

Total minimum payments	$35,518

Total rent expense and related taxes and operating expenses under operating leases for the years ended December 31, 2006, 2007 and 2008 was $2,136, $2,260, and $2,375, respectively.
Legal Matters
From time to time, the Company is a party to various lawsuits, claims, and other legal proceedings that arise in the ordinary course of business, some of which are covered by insurance. When the Company is aware of a claim or potential claim, it assesses the likelihood of any loss or exposure. If it is probable that a loss will result and the amount of the loss can be reasonably estimated, the Company records a liability for the loss. If the loss is not probable or the amount of the loss cannot be reasonably estimated, the Company discloses the nature of the specific claim if the likelihood of a potential loss is reasonably possible and the amount involved is material. With respect to the majority of pending litigation matters, the Company’s ultimate legal and financial responsibility, if any, cannot be estimated with certainty and, in most cases, any potential losses related to those matters are not considered probable.
On February 28, 2007, the Company filed a complaint against SunGard Higher Education Managed Services Inc. (“SunGard”) in the Maricopa County Superior Court, Case No. CV2007-003492, for breach of contract, breach of implied covenant of good faith and fair dealing, breach of warranty, breach of fiduciary duty, tortious interference with business expectancy, unjust enrichment, and consumer fraud related to a technology services agreement between the parties. In response, SunGard moved to stay the litigation and compel arbitration. The court granted the motion to stay, and compelled the parties to arbitrate. SunGard then filed its own claims in the arbitration alleging breach of the parties’ technology services agreement. Following discovery, the arbitration hearing occurred in late May 2008 and final arguments were heard in July 2008. The Company sought approximately $1.4 million from SunGard, and SunGard counterclaimed for approximately $2.5 million. On October 22, 2008, the arbitration panel issued a Final Award finding for SunGard on its breach of contract claim and also finding for the Company on its breach of contract, breach of the duty of good faith and fair dealing, and conversion counterclaims. Both parties were awarded damages with a net award to SunGard in the amount of approximately $255 plus interest. The arbitration panel also held that each party would be responsible for its own attorneys’ fees and that the parties would equally share the arbitration costs. On January 14, 2009, the Company entered into a settlement agreement with SunGard regarding payment of the arbitration award and effecting a mutual release between the parties regarding all claims that were brought, or could have been brought, in the litigation and related arbitration.

Grand Canyon Education, Inc.
Notes to Financial Statements
(In thousands of dollars, except share and per share data)
At December 31, 2007 the Company had reserved approximately $750 for estimated losses related to the SunGard matter, which was classified within accrued liabilities on the accompanying balance sheet. As a result of the SunGard arbitration decision, the Company has reduced its reserve for litigation by $400 in the year ended December 31, 2008, given that there is no further legal recourse for either party and the remaining actions necessary to settle the matters are administrative in nature.
On August 14, 2008, the Office of Inspector General (“OIG”) served an administrative subpoena on the Company requiring it to provide certain records and information related to performance reviews and salary adjustments for all of its enrollment counselors and managers from January 1, 2004 to the present. The Company is cooperating with the Office of Inspector General to facilitate its investigation and is nearing completion of the Company’s rolling responsive document production, which commenced in September 2008. The Company cannot presently predict the ultimate outcome of the investigation or any liability or other sanctions that may result.
On September 11, 2008, the Company was served with a qui tam lawsuit that had been filed against the Company in August 2007, in the United States District Court for the District of Arizona by a then-current employee on behalf of the federal government. All proceedings in the lawsuit had been under seal until September 5, 2008, when the court unsealed the first amended complaint, which was filed on August 11, 2008. The qui tam lawsuit alleges, among other things, that the Company violated the False Claims Act by knowingly making false statements, and submitting false records or statements, from at least 2001 to the present, to get false or fraudulent claims paid or approved, and asserts that the Company improperly compensated certain of its enrollment counselors in violation of the Title IV law governing compensation of such employees, and as a result, improperly received Title IV program funds. The complaint specifically alleges that some of the Company’s compensation practices with respect to its enrollment personnel, including providing non-cash awards, have violated the Title IV law governing compensation. While the Company believes that the compensation policies and practices at issue in the complaint have not been based on success in enrolling students in violation of applicable law, the Department of Education’s regulations and interpretations of the incentive compensation law do not establish clear criteria for compliance in all circumstances, and some of these practices, including the provision of non-cash awards, are not within the scope of any explicit “safe harbor” provided in the compensation regulations. The complaint seeks treble the amount of unspecified damages sustained by the federal government in connection with the Company’s receipt of Title IV funding, a civil penalty for each violation of the False Claims Act, attorneys’ fees, costs, and interest. A number of similar lawsuits have been filed in recent years against for-profit educational institutions that receive Title IV funds. While the Company’s motion to dismiss the qui tam lawsuit has been denied, the Company plans to vigorously contest the lawsuit.

Grand Canyon Education, Inc.
Notes to Financial Statements
(In thousands of dollars, except share and per share data)
Based on information available to date, management does not believe that the outcome of this proceeding would have a material adverse effect on the Company’s financial condition, results of operations or cash flows. However, the outcome of this proceeding is uncertain and the Company cannot presently predict the ultimate outcome of this case or any liability or other sanctions that may result.
If it were determined that any of the Company’s compensation practices violated the incentive compensation law, the Company could be subject to substantial monetary liabilities, fines, and other sanctions or could suffer monetary damages if there were to be an adverse outcome in the qui tam litigation.
Upon resolution of any pending legal matters, the Company may incur charges in excess of presently established reserves. Management does not believe that any such charges would, individually or in the aggregate, have a material adverse effect on the Company’s financial condition, results of operations or cash flows.
Tax Reserves, Non-Income Tax Related
From time to time the Company has exposure to various non-income tax related matters that arise in the ordinary course of business. At December 31, 2008, the Company has reserved approximately $710 for tax matters where its ultimate exposure is considered probable and the potential loss can be reasonably estimated.
10. Earnings Per Share
Basic earnings per common share is calculated by dividing net income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per common share reflects the assumed conversion of all potentially dilutive securities, consisting of stock options, preferred stock and common stock warrants for which the estimated fair value exceeds the exercise price, less shares which could have been purchased with the related proceeds, unless anti-dilutive. Contingently issuable stock, such as issuances to Blanchard Education, LLC (as discussed in Note 11), is also included in the diluted shares computation if enrollment levels have been attained, unless anti-dilutive.
The table below reflects the calculation of the weighted average number of common shares outstanding, on an as if converted basis, used in computing basic and diluted earnings (loss) per common share.

	Year Ended December 31,
	2006	2007	2008
Denominator:

Basic common shares outstanding	18,853,450	18,922,838	22,184,766

Effect of dilutive preferred stock	14,494,788	12,393,062	9,559,801

Effect of dilutive warrants	3,509,572	3,805,384	1,666,312

Effect of contingently issuable common stock	—	21,912	19,010

Diluted common shares outstanding	36,857,810	35,143,196	33,429,889

Grand Canyon Education, Inc.
Notes to Financial Statements
(In thousands of dollars, except share and per share data)
Diluted weighted average shares outstanding exclude the incremental effect of shares that would be issued upon the assumed exercise of stock options. For the year ended December 31, 2008, approximately 3,247,380 of our stock options outstanding were excluded from the calculation of diluted earnings per share as their inclusion would have been anti-dilutive. These options could be dilutive in the future.
11. Preferred Stock and Equity Transactions
Preferred Stock
As of December 31, 2008, the Company had 10,000,000 shares of authorized but unissued and undesignated preferred stock. As of December 31, 2007, the following series of preferred stock had been authorized, all of which were previously repurchased or converted into shares of our common stock in connection with our initial public offering of common stock in November 2008:
Series A Convertible Preferred Stock
The Company entered into a Series A convertible preferred stock (the “Series A”) purchase agreement on August 24, 2005. The holders of Series A were entitled to vote and to receive dividends, when and as declared by the board of directors from time to time, in each case on an as-converted to common stock basis. The Series A was originally convertible into common stock on a one for one basis, but, as a result of the stock split that occurred in connection with our initial public offering of common stock, the Series A ultimately converted at a ratio of 1,826 shares of common stock for each share of Series A, or a total of 10,870,178 shares of common stock, upon the completion of the Company’s initial public offering of common stock in November 2008.
Series B Convertible Preferred Stock
On December 31, 2005, the Company entered into a Series B preferred stock purchase agreement. The holders of Series B were entitled to receive, in preference to the holders of Series A, when and as declared by the board of directors, cumulative dividends at a rate of 12.0% per year, less the amount of any dividends actually paid. Such dividends accrued whether or not declared by the board of directors, and whether or not there were funds legally available to pay dividends. The Series B was originally convertible into Series A on a one for one basis and was non-voting.
On December 31, 2005 the Company issued 2,163 shares Series B and received net proceeds of $6,980 in the form of a stock subscription receivable. The receivable was subsequently paid in April 2006. On November 6, 2006, the Company redeemed 1,298 shares of the Series B for an aggregate redemption price of $4,200 plus accrued and unpaid dividends of $286. Dividends of $241 on the remaining shares of Series B were declared by the board of directors of which $213 were paid as of December 31, 2006. During 2007, the Company declared $320 of dividends on the Series B of which $153 was paid with the remaining balance accrued for as dividends payable. The remaining 865 shares of Series B were exchanged for 800 shares of Series C on December 17, 2007. The fair value of the shares of Series C issued in exchange for such shares of Series B was equal to the carrying amount of the shares of Series B at the date of the exchange. As of December 31, 2007 and 2008, no shares of Series B were outstanding.

Grand Canyon Education, Inc.
Notes to Financial Statements
(In thousands of dollars, except share and per share data)
Series C Preferred Stock
On December 18, 2007, the Company entered into a Series C preferred stock purchase agreement and subscription agreement. The holders of Series C were entitled to receive, in preference to the holders of the all other classes of stock, when and as declared by the board of directors or upon a liquidation event, cumulative dividends at a rate of 8.0% per year, less the amount of any dividends actually paid. Such dividends accrued whether or not declared by the board of directors, whether or not there were funds legally available to pay dividends, and compounded on an annual basis. In the event of liquidation, or a change in control, as defined, the holders of the Series C were entitled to receive, in preference to all other shareholders, any distributions of the assets of the Company equal to two times the original purchase price of the shares, or $7,000 per share, subject to certain adjustments, plus all accumulated but unpaid dividends. The Series C was non-voting.
On December 18, 2007 the Company issued 1,359 shares of Series C stock and received net proceeds of $4,720 in cash and a subscription receivable of $5,725 for the remaining 1,636 shares, which were paid for and issued in January 2008. Additionally, the Company issued 34 shares of Series C in consideration for amounts owed to one of the Series B stockholders and converted 865 shares of Series B for 800 shares of Series C as noted above. Cumulative undeclared dividends on the Series C were $29 at December 31, 2007.
In May 2008, the board of directors and stockholders of the Company authorized an amendment to be made to the Company’s certificate of incorporation that provided for the Series C preferred stock to convert automatically into common stock upon the closing of a qualified public offering. In November 2008, the board of directors and stockholders of the Company revised such amendment to clarify that, upon conversion to common stock, accrued and unpaid dividends would be disregarded and not paid. The amendment was filed on November 19, 2008, and became effective prior to the effectiveness of the registration statement relating to our initial public offering. The number of shares of common stock issued upon conversion of the Series C in connection with the initial public offering was equal to the aggregate liquidation preference of the Series C preferred stock divided by the public offering price of the common stock, which equaled $26,800 divided by $12.00, or 2,233,333 shares of common stock. The accrued but unpaid dividends related to the Series C were accretive through November 19, 2008 resulting in cumulative undeclared dividends on the Series C of $938 upon conversion.
Common Stock
On September 26, 2008 the Company’s Board of Directors approved an amendment to the Company’s charter to increase the Company’s authorized common stock to 100,000,000 common shares. This charter amendment was approved by the Company’s stockholders on September 27, 2008 and became effective on September 29, 2008. On September 26, 2008, the Company’s Board of Directors declared a 1,826 for one stock split of its outstanding common stock, which became effective on September 29, 2008. This stock split resulted in the issuance of approximately 19.2 million additional shares of common stock and caused the conversion ratio of the Series A to adjust from a one for one ratio to an 1,826 for one ratio. All information presented in the accompanying financial statements have been adjusted to reflect the 1,826 for one stock split.

Grand Canyon Education, Inc.
Notes to Financial Statements
(In thousands of dollars, except share and per share data)
In June 2004, the Company entered into a license agreement with Blanchard relating to the Company’s use of the Ken Blanchard name for its College of Business. Under the terms of that agreement the Company agreed to pay Blanchard a royalty generated on net tuition from certain programs in the University’s College of Business and to issue to Blanchard up to 909,348 shares of common stock with the actual number issued to be contingent upon the Company’s achievement of stated enrollment levels in its College of Business during the term of the agreement. As of December 31, 2006, the Company deemed it probable that 182,600 shares would be earned and, as of August 15, 2007, those 182,600 shares were earned and due to Blanchard under this agreement, On May 9, 2008, the Company and Blanchard amended the terms of the agreement pursuant to which Blanchard was issued 365,200 shares of the Company’s common stock in full settlement of all shares owed and contingently owed under this agreement. The fair value of the shares issued to Blanchard as part of the license agreement of $3,394 was determined at the date it became probable that shares would then be earned and then adjusted until the date the shares were earned. This amount is included in the balance sheet as a component of “Prepaid Royalty” and will be amortized through operations as an expense over the remaining term of the license agreement. Included in due to related parties is $382 and $484 at December 31, 2007 and 2008, respectively, related to the royalty arrangement.
Preferred Stock
The Company’s charter, which became effective upon the completion of the Company’s initial public offering, provides that the board of directors has authority to issue preferred stock, with voting powers, designations, preferences, and special rights, qualifications, limitation, or restrictions as permitted by law as determined by the board of directors, without stockholder approval. The board of directors may authorize the issuance of preferred stock with voting or conversion rights that could adversely affect the voting power or other rights of the holders of the common stock.
Warrants to Purchase Common Stock
On June 25, 2004, the Company issued the Institute Warrant to purchase a 10.0% non-dilutive membership interest (later amended to be common stock), at an exercise price of $1. The Institute Warrant was to have been exercisable for a one month period beginning on July 1, 2011. The Company had the right to repurchase the Institute Warrant prior to the exercise period for $6,000. On April 15, 2008 the Institute Warrant was repurchased with the execution of the settlement discussed in Note 2. The repurchase was accounted for as a reduction of equity, net of related tax benefit of $2,316.
In 2004, the Company issued the Spirit Warrant, which was exercisable for 909,348 shares for an aggregate exercise price of $526. On November 18, 2008, the Spirit Warrant was exercised. The shares issued upon exercise of the Spirit Warrant are subject to repurchase at a fixed price of $16,000 at any time prior to three years after the date the Spirit Warrant was exercised, or November 18, 2011. This repurchase option may be exercised in whole or in part by the Company. The Company has not yet exercised this right.

Grand Canyon Education, Inc.
Notes to Financial Statements
(In thousands of dollars, except share and per share data)
Investor Rights Agreement
The Company is a party to an investor rights agreement with certain of its investors, pursuant to which the Company has granted those persons or entities the right to register shares of common stock held by them under the Securities Act of 1933, as amended (the “Securities Act”). Certain of the holders of these rights are entitled to demand that the Company register their shares of common stock under the Securities Act, while others are entitled to “piggyback” registration rights in which they may require the Company to include their shares of common stock in future registration statements that may be filed, either for its own account or for the account of other security holders exercising registration rights. In addition, after an initial public offering, certain of these holders have the right to request that their shares of common stock be registered on a Form S-3 registration statement so long as the anticipated aggregate sales price of such registered shares as of the date of filing of the Form S-3 registration statement is at least $1,000. The foregoing registration rights are subject to various conditions and limitations, including the right of underwriters of an offering to limit the number of registrable securities that may be included in an offering. The registration rights terminate as to any particular shares on the date on which the holder sells such shares to the public in a registered offering or pursuant to Rule 144 under the Securities Act. The Company is generally required to bear all of the expenses of these registrations, except underwriting commissions, selling discounts, and transfer taxes.
12. Income Taxes
The Company has deferred tax assets and liabilities that reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Deferred tax assets are subject to periodic recoverability assessments. Realization of the deferred tax assets, net of deferred tax liabilities is principally dependent upon achievement of projected future taxable income. The Company has no valuation allowance at December 31, 2007 and 2008.
The components of income tax expense (benefit) are as follows:

	Year Ended December 31,
	2006	2007	2008
Current:
Federal	$2,221	$2,194	$3,564
State	456	478	432

	2,677	2,672	3,996

Deferred:
Federal	(1,792)	(1,358)	190
State	(356)	(298)	(331)

	(2,148)	(1,656)	(141)

	$529	$1,016	$3,855

Grand Canyon Education, Inc.
Notes to Financial Statements
(In thousands of dollars, except share and per share data)
A reconciliation of income tax computed at the U.S. statutory rate to the effective income tax rate is as follows:

	Year Ended December 31,
	2006	2007	2008
Statutory U.S. federal income tax rate (benefit)	34.0%	34.0%	35.0%
State income taxes, net of federal tax benefit	5.5	4.7	5.8
State tax credits, net of federal benefit	—	—	(5.2)
Non deductible expenses	6.0	0.5	0.7
Other	1.4	0.8	0.3

Effective income tax rate (benefit)	46.9%	40.0%	36.6%

Significant components of the Company’s deferred income tax assets and liabilities as of December 31, 2007 and 2008 are as follows:

	As of December 31,
	2007	2008
Current deferred tax asset (liability):
Accounts receivable allowance for doubtful accounts	$4,981	$2,668
Tax credits	—	183
State taxes	(286)	(664)
Other	(55)	416

Current deferred tax asset	4,640	2,603

Non-current deferred tax asset (liability):
Depreciation and leases	1,712	1,750
Share-based compensation	—	1,403
Unrealized gains on available for sale securities	(52)	(10)
Deferred rent	—	45
Intangibles	1,146	4,216

Non-current deferred tax asset	2,806	7,404

Net deferred tax asset	$7,446	$10,007

The Company has Arizona state income tax credit carryforwards of $183 primarily attributable to Enterprise Zone Credits and school tuition credits which expire in 2013.

Grand Canyon Education, Inc.
Notes to Financial Statements
(In thousands of dollars, except share and per share data)
As of January 1, 2008, the Company adopted FASB interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement 109, Accounting for Income Taxes, which clarifies the accounting for uncertainty in tax positions. FIN 48 requires that the Company recognize the impact of a tax position in its financial statements if that position is more-likely-than-not of being sustained on audit, based on the technical merits of the position. FIN 48 requires the disclosure of all unrecognized tax benefits, which includes the reserves recorded for uncertain tax positions on filed tax returns and the unrecognized portion of affirmative claims. The adoption of FIN 48 did not result in an adjustment to opening retained earnings. The Company recognizes interest and penalties related to uncertain tax positions in income tax expense.
The following table provides a reconciliation of unrecognized tax benefits from January 1, 2008 to December 31, 2008:

Balance at January 1, 2008	$404
Tax positions taken during the current year
Increases	117
Decreases	—
Tax positions taken during a prior year
Increases	227
Decreases	—
Decreases for settlements during the period	—
Reductions for lapses of applicable statute of limitations	—

Balance at December 31, 2008	$748

As of December 31, 2008, the unrecognized tax benefit recorded of $235, if reversed, would impact the effective tax rate. During the years ended December 31, 2006, 2007, and 2008, the Company recognized approximately $9, $21 and $116, respectively, in interest and penalties. It is reasonably possible that the amount of the unrecognized tax benefit will change during the next 12 months, however management does not expect the potential change to have a material effect on the results of operations or financial position.
The Company’s uncertain tax positions are related to tax years that remain subject to examination by tax authorities. As of December 31, 2008, the earliest tax year still subject to examination for federal and state purposes is 2005. During the second quarter ended June 30, 2008, the Internal Revenue Service (“IRS”) commenced an examination of the Company’s 2005 income tax return.
13. Regulatory
The Company is subject to extensive regulation by federal and state governmental agencies and accrediting bodies. In particular, the Higher Education Act and the regulations promulgated thereunder by the Department of Education subject the Company to significant regulatory scrutiny on the basis of numerous standards that schools must satisfy in order to participate in the various federal student financial assistance programs under Title IV of the Higher Education Act.

Grand Canyon Education, Inc.
Notes to Financial Statements
(In thousands of dollars, except share and per share data)
To participate in the Title IV programs, an institution must be authorized to offer its programs of instruction by the relevant agency of the state in which it is located, accredited by an accrediting agency recognized by the Department of Education and certified as eligible by the Department of Education. The Department of Education will certify an institution to participate in the Title IV programs only after the institution has demonstrated compliance with the Higher Education Act and the Department of Education’s extensive regulations regarding institutional eligibility. An institution must also demonstrate its compliance to the Department of Education on an ongoing basis. The Company submitted its application for recertification in March 2008 in anticipation of the expiration of its provisional certification on June 30, 2008. The Department of Education did not make a decision on the Company’s recertification application by June 30, 2008, and therefore the Company’s participation in the Title IV programs has been automatically extended on a month-to-month basis until the Department of Education makes its decision. As of December 31, 2007 and 2008, management believes the Company is in compliance with the applicable regulations in all material respects.
The Higher Education Act requires accrediting agencies to review many aspects of an institution’s operations in order to ensure that the training offered is of sufficiently high quality to achieve satisfactory outcomes, and that the institution is complying with accrediting standards. Failure to demonstrate compliance with accrediting standards may result in the imposition of probation or Show Cause orders, or the requirements of periodic reports, and ultimately the loss of accreditation if deficiencies are not remediated.
Political and budgetary concerns significantly affect the Title IV programs. Congress must reauthorize the student financial assistance programs of the Higher Education Act on a periodic basis. On July 31, 2008, Congress passed the Higher Education Opportunity Act (the “2008 Act”), which reauthorized and made numerous changes to the Higher Education Act and its programs. President Bush signed the 2008 Act on August 14, 2008. The Higher Education Act, as reauthorized and amended by the 2008 Act, continues the access of the Company and its students to Title IV funds. In addition, changes made by the 2008 Act will affect how the Company complies with the requirement that it receive a certain proportion of its revenue from other than the Title IV programs. Prior to the enactment of the 2008 Act, other recent changes made by Congress expanded the access of the Company and its students to Title IV funds by increasing loan limits for first and second year students and lifting restrictions on on-line education programs and students.
A significant component of Congress’ initiative to reduce abuse in the Title IV programs has been the imposition of limitations on institutions whose former students default on the repayment of their federally guaranteed or funded student loans above specific rates (cohort default rate). Although the Company is not obligated to repay any of its students’ or former students’ defaults on payments of their federally guaranteed student loans, if such default rates equal or exceed 25% for three consecutive years, the institution may lose its eligibility to participate in, and its students will be denied access to, the federally guaranteed and funded student loan programs and the Federal Pell Grant program. An institution whose cohort default rate for any federal fiscal year exceeds 40% may have its eligibility to participate in all of the Title IV programs limited, suspended or terminated by the Department of Education. The 2008 Act included significant revisions to the requirements concerning institutions’ cohort default rates, including revisions to the formula for calculating an institution’s annual cohort default rate, and increases to the threshold for ending an institution’s participation in the relevant Title IV programs from 25% to 30%.
All institutions participating in the Title IV programs must satisfy specific standards of financial responsibility. The Department of Education evaluates institutions for compliance with these standards each year, based on the institution’s annual audited financial statements, and also following a change in ownership, as defined by the Department of Education.

Grand Canyon Education, Inc.
Notes to Financial Statements
(In thousands of dollars, except share and per share data)
The Department of Education calculates the institution’s composite score for financial responsibility based on its (i) equity ratio, which measures the institution’s capital resources, ability to borrow and financial viability; (ii) primary reserve ratio, which measures the institution’s ability to support current operations from expendable resources; and (iii) net income ratio, which measures the institution’s ability to operate at a profit. An institution that does not meet the Department of Education’s minimum composite score may demonstrate its financial responsibility by posting a letter of credit in favor of the Department of Education and possibly accepting other conditions on its participation in the Title IV programs. As of December 31, 2008, the Company satisfied each of the Department of Education’s standards of financial responsibility.
Because the Company operates in a highly regulated industry, it, like other industry participants, may be subject from time to time to investigations, claims of non-compliance, or lawsuits by governmental agencies or third parties, which allege statutory violations, regulatory infractions, or common law causes of action. While there can be no assurance that regulatory agencies or third parties will not undertake investigations or make claims against the Company, or that such claims, if made, will not have a material adverse effect on the Company’s business, results of operations or financial condition, management believes it has materially complied with all regulatory requirements.
14. Share-Based Compensation Plans
Adoption of Equity Plans
On September 27, 2008 the Company’s stockholders approved the adoption of the 2008 Equity Incentive Plan (“Incentive Plan”) and the 2008 Employee Stock Purchase (“ESPP”).
A total of 4,199,937 shares of our common stock have been authorized for issuance under the Incentive Plan. This reserve will automatically increase on a cumulative basis on January 1, 2009 and each subsequent anniversary through 2017, by an amount equal to the smaller of (a) 2.5% of the number of shares of common stock issued and outstanding on the immediately preceding December 31, or (b) a lesser amount determined by our board of directors. Shares subject to awards that expire or are cancelled or forfeited will again become available for issuance under the Incentive Plan. The Incentive Plan allows for incentive stock options to be granted to employees and allows for nonstatutory stock options, stock appreciation rights, restricted stock purchase rights or bonuses, restricted stock units, performance shares, performance units, and cash-based awards to be granted to employees, officers, directors or consultants. Only members of the board of directors who are not employees at the time of grant will be eligible to participate in the non-employee director awards component of the Incentive Plan. The board of directors or the compensation committee will set the amount and type of non-employee director awards to be awarded on a periodic, non-discriminatory basis. In the event of a change in control, as described in the Incentive Plan, the acquiring or successor entity may assume or continue all or any awards outstanding under the Incentive Plan or substitute substantially equivalent awards. Any awards that are not assumed or continued in connection with a change in control or are not exercised or settled prior to the change in control will terminate effective as of the time of the change in control. The compensation committee may provide for the acceleration of vesting of any or all outstanding awards at its discretion including, but not limited to, upon a change in control. Upon a change in control, the vesting of all non-employee director awards will automatically be accelerated in full. The Incentive Plan also authorizes the compensation committee, in its discretion and without the consent of any participant, to cancel each or any outstanding award denominated in shares upon a change in control in exchange for a payment to the participant with respect to each share subject to the cancelled award of an amount equal to the excess of the consideration to be paid per share of common stock in the change in control transaction over the exercise price per share, if any, under the award.

Grand Canyon Education, Inc.
Notes to Financial Statements
(In thousands of dollars, except share and per share data)
A total of 1,049,984 shares of our common stock has been authorized for sale under the ESPP. In addition, the ESPP will provide for an automatic annual increase in the number of shares available for issuance under the plan on January 1 of each year beginning in 2009 and continuing through and including January 1, 2017 equal to the lesser of (a) 1.0% of our then issued and outstanding shares of common stock on the immediately preceding December 31, or (b) a number of shares as our board of directors may determine. Our employees, and the employees of any future parent or subsidiary corporation or other affiliated entity, will be eligible to participate in the ESPP if they are customarily employed by us, or such other entity, if applicable, for more than 20 hours per week and more than five months in any calendar year. However, an employee may not be granted a right to purchase stock under the ESPP if: (a) the employee immediately after such grant would own stock possessing 5% or more of the total combined voting power or value of all classes of our capital stock, or (b) the employee’s rights to purchase stock under the ESPP and Incentive Plan would accrue at a rate that exceeds $25,000 in value for each calendar year of participation in such plans. The ESPP will be implemented through a series of sequential offering periods, generally three months in duration beginning on the first trading days of February, May, August, and November each year. Amounts accumulated for each participant, generally through payroll deductions, will be credited toward the purchase of shares of our common stock at the end of each offering period at a price generally equal to 95% of the fair market value of our common stock on the purchase date. Prior to commencement of an offering period, the compensation committee has been authorized to change the purchase price discount for that offering period, but the purchase price may not be less than 85% of the lower of the fair market value of our common stock at the beginning of the offering period or at the end of the offering period. As of December 31, 2008, no shares have been issued under the ESPP.
Incentive Plan
In connection with the initial public offering, on November 19, 2008, the Company granted 710,494 fully vested options and 2,594,583 time vested options to purchase shares of common stock with an exercise price equal to the initial public offering price of $12.00 per share. The time vested options will vest ratably over a period of five years for employees and three years for the director grant. Both the fully vested and time vested options will expire ten years from the date of grant.
For the year ended December 31, 2008, the Company recognized $3.7 million in share-based compensation expense as required under SFAS No. 123R and a total income tax benefit of $0.02 million.

Grand Canyon Education, Inc.
Notes to Financial Statements
(In thousands of dollars, except share and per share data)
A summary of the activity related to stock options granted under the Company’s Incentive Plan is as follows:

	Summary of Stock Options Outstanding
		Weighted	Weighted
		Average	Average
		Exercise	Remaining	Aggregate
	Total	Price per	Contractual	Intrinsic
(Numbers in thousands, except per share data)	Shares	Share	Term (Years)	Value ($)(1)
Outstanding as of December 31, 2007	—	$—
Granted	3,305	12.00
Exercised	(49)	12.00
Forfeited, canceled or expired	(8)	12.00

Outstanding as of December 31, 2008	3,248	$12.00	6.14	$22,017

Exercisable as of December 31, 2008	661	$12.00	4.85	$4,483

Available for issuance as of December 31, 2008	903

(1)	Aggregate intrinsic value represents the value of our closing stock price on December 31, 2008 ($18.78) in excess of the exercise price multiplied by the number of options outstanding or exercisable.
As of December 31, 2008, there was approximately $14.3 million of total unrecognized share-based compensation cost, net of forfeitures, related to unvested stock options. These costs are expected to be recognized over a weighted average period of 4.89 years.
The following table summarizes information related to outstanding and exercisable options as of December 31, 2008:

	Outstanding			Exercisable
		Weighted Avg.	Weighted Avg.		Weighted Avg.
		Contractual	Exercise		Exercise
		Life	Price		Price
Exercise Price	Outstanding	Remaining	per Share	Exercisable	Per Share
(Options in thousands)
$12.00	3,248	6.14	$12.00	661	$12.00

The following table summarizes information related to stock options exercised for year ended December 31, 2008:

($ in thousands)	2008
Amounts related to options exercised:
Intrinsic value realized by optionee	$249
Actual tax benefit realized by Company for tax deductions	$98
Cash received from stock option exercises during fiscal year 2008 totaled approximately $0.6 million.

Grand Canyon Education, Inc.
Notes to Financial Statements
(In thousands of dollars, except share and per share data)
Share-based Compensation Expense
The table below outlines share-based compensation expense for the fiscal year ended December 31, 2008 related to stock options granted:

(Numbers in thousands)	2008
Instructional costs and services	$1,737
Selling and promotional	1,322
General and administrative	619

Share-based compensation expense included in operating expenses	3,678
Tax effect of share-based compensation	(1,454)

Share-based compensation expense, net of tax	$2,224

Share-based Compensation Expense Assumptions
Fair Value. The Company uses the Black-Scholes-Merton option pricing model to estimate the fair value of our options as of the grant dates using the following weighted average assumptions:

Year Ended December 31,	2008
Weighted average fair value	$5.68
Expected volatility	46.13%
Expected life (years)	6.14
Risk-free interest rate	2.44%
Dividend yield	0%
Expected Volatility. As the Company’s stock had not been publicly traded prior to November 2008, the expected volatility assumption for the year ended December 31, 2008 reflects an average of volatilities of the Company’s peer group of public education companies with a period equal to the expected life of the options consistent with SFAS No. 123(R) and SAB 107.
Expected Life (years). In December 2007, the Securities and Exchange Commission staff issued SAB 110. SAB 110 allows companies to continue to use the simplified method, as defined in SAB 107, to estimate the expected term of stock options under certain circumstances. The simplified method for estimating expected term is to use the mid-point between the vesting term and the contractual term of the share option. The Company has analyzed the circumstances in which the use of the simplified method is allowed. The Company has elected to use the simplified method for options granted in fiscal year 2008 because the Company does not have historical exercise data to estimate expected term due to the limited time period its shares have been publicly traded.
Risk-Free Interest Rate. The risk-free interest rate assumption is based upon the U.S. constant maturity treasury rates as the risk-free rate interpolated between the years commensurate with the expected life of the options.
Dividend Yield. The dividend yield assumption is zero since the Company does not expect to declare or pay dividends in the foreseeable future.

Grand Canyon Education, Inc.
Notes to Financial Statements
(In thousands of dollars, except share and per share data)
Forfeitures. Forfeitures are estimated at the time of grant based on historical retention of employees. If necessary, management estimates are adjusted at the end of each vesting period if actual forfeitures differ from those estimates.
Expected Vesting Period. The Company amortizes the share-based compensation expense, net of forfeitures, over the expected vesting period using the straight-line method in accordance with SFAS 123(R).
Stock Grant
On November 19, 2008, the Company granted 109,329 shares of common stock with a fair value of $12.00 per share, to its Chief Executive Officer, which is reflected as share-based compensation expense in 2008 in the amount of $1.3 million in general and administrative expense.
401(k) Plan
The Company has established a 401(k) Defined Contribution Benefit Plan (the “Plan”). The Plan provides eligible employees, upon date of hire, with an opportunity to make tax-deferred contributions into a long-term investment and savings program. All employees over the age of 21 are eligible to participate in the plan. The Plan allows eligible employees to contribute to the Plan subject to Internal Revenue Code restrictions and the Plan allows the Company to make discretionary matching contributions. No employer contributions were made for the year ended December 31, 2006. The Company made discretionary matching contributions to the plan of $250 and $388 for the years ended December 31, 2007 and 2008, respectively.
15. Related Party Transactions
Related party transactions include transactions between the Company and certain of its shareholders and affiliates. The following transactions were in the normal course of operations and were measured at the exchange amount, which is the amount of consideration established and agreed to by the parties.
As of and for the years ended December 31, 2006, 2007, and 2008, related party transactions consisted of the following:
Shareholders
Significant Education Holding, LLC (“Sig Ed”) — Prior to completion of the Company’s initial public offering of common stock, Sig Ed was a stockholder of the Company. In connection with the initial public offering, Sig Ed was dissolved and shares of the Company’s common stock that were held by Sig Ed were distributed to its members. At December 31, 2007 until the distribution of such shares in connection with the initial public offering, Sig Ed held 18,260,000 shares of the Company’s common stock. The Company has not engaged in any transactions with Sig Ed, but has engaged in certain transactions with former members of Sig Ed, as discussed below.
220 Partners, LLC (“220 Partners”) — 220 Partners, which is affiliated with several entities that held membership interests in Sig Ed and a former director of the Company, received management fees, consulting fees, and reimbursed expenses of $299, $0, and $0 in the years ended December 31, 2006, 2007, and 2008, respectively. There were no amounts due from or payable to 220 Partners at December 31, 2007, and 2008.

Grand Canyon Education, Inc.
Notes to Financial Statements
(In thousands of dollars, except share and per share data)
Affiliates of 220 Partners purchased 632 shares of Series C for $2,212 in 2007, of which $1,409 was due as of December 31, 2007 and was included in the due from related parties on the accompanying balance sheet. This amount was paid January 6, 2008. There were no other amounts due from or payable to an affiliate of 220 Partners at December 31, 2007 and 2008.
Rich Crow Enterprises, LLC (“Rich Crow”) — Members of Rich Crow include the Executive Chairman and General Counsel of the Company, who are also both members of the Company’s Board of Directors. Rich Crow was also a member of Sig Ed. A member of Rich Crow is also related to the owner of a company that provided marketing services totaling $454 and $401 in the years ended December 31, 2007, and 2008, respectively, of which $72 and $0 were owed at December 31, 2007, and 2008, respectively.
Members of Rich Crow had a $2,000 irrevocable letter of credit in favor of the Company. During 2006, this letter of credit was transferred from Rich Crow and collateralized by cash of the Company and secured by the lease facilities of the Company.
Significant Ventures, LLC (“Significant Ventures”) — Significant Ventures was a member of Sig Ed. In the years ended December 31, 2006, 2007, and 2008, the Company made payments of $390, $0, and $0, respectively, to Significant Ventures for services and reimbursement of expenses. There were no amounts due from or payable to Significant Ventures as of December 31, 2007, and 2008.
Endeavour Capital Fund IV, LP, Endeavour Associated Fund IV, LP, and Endeavour Capital Parallel Fund IV, LP (“Endeavour”) — Two members of the Company’s Board of Directors are also employees of Endeavour. In March 2005, the Company obtained $14,000 from Endeavour in exchange for the issuance of senior secured promissory notes. The Company paid interest of $340 to Endeavour in relation to the notes. On August 24, 2005, the principal balance on the promissory notes was exchanged for Series A. The Company also paid Endeavour management and reimbursed fees of $269, $296, and $356 for the years ended December 31, 2006, 2007 and 2008, respectively. As of December 31, 2007 and 2008, $0 and $34 were payable to Endeavour.
Affiliates
Mind Streams, LLC (“Mind Streams”) and 21st Century, LLC (“21st Century”) — Mind Streams and 21st Century are owned and operated, in part, by the father of the Company’s Executive Chairman and General Counsel. See further discussion in Note 2, Summary of Significant Accounting Policies — Selling and Promotional.
Youth In Motion — Youth In Motion is owned by the former Chief Operating Officer (COO) of the Company. The Company paid consulting fees and expense reimbursements to Youth In Motion of $113, $0, and $0 in the years ended December 31, 2006, 2007, and 2008, respectively. There were no amounts due from or payable to Youth In Motion at December 31, 2007 and 2008.

Grand Canyon Education, Inc.
Notes to Financial Statements
(In thousands of dollars, except per share data)
The Center for Educational Excellence, LLC (“CEE”) — Members of CEE include the former COO of the Company. The Company paid $607 and $0 of expenses on CEE’s behalf during the years ended December 31, 2007 and 2008, respectively, and was reimbursed $331, and $0, respectively, and was owed $276 and $0, respectively, included in due from related parties at December 31, 2007 and 2008.
16. Valuation and Qualifying Accounts

	Balance at			Balance at
	Beginning of	Charged to		End of
	Year	Expense	Deductions(1)	Year
Allowance for doubtful accounts receivable:
Year ended December 31, 2006	$4,368	4,664	(1,652)	$7,380
Year ended December 31, 2007	$7,380	6,257	(1,479)	$12,158
Year ended December 31, 2008	$12,158	8,465	(14,267)	$6,356

(1)	Deductions represent accounts written off, net of recoveries.
17. Quarterly Results of Operations (Unaudited)
The following unaudited interim financial information presented should be read in conjunction with other information included in the accompanying financial statements. The Company believes that the unaudited financial information reflects all adjustments, which include only normal and recurring adjustments, necessary to present fairly the information below.

	2008
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Net revenue	$35,709	$34,566	$39,351	$51,683
Costs and expenses:
Instructional costs and services	11,620	12,408	12,967	17,455
Selling and promotional	12,586	14,887	18,562	19,516
General and administrative	4,541	6,419	5,032	10,833
Royalty to former owner	1,022	466	124	74

Total costs and expenses	29,769	34,180	36,685	47,878

Operating Income (loss)	5,940	386	2,666	3,805
Net interest expense	(560)	(515)	(573)	(609)

Income (loss) before income taxes	5,380	(129)	2,093	3,196
Income tax expense (benefit)	2,076	(49)	841	987

Net income (loss)	3,304	(80)	1,252	2,209
Preferred dividends	(253)	(268)	(270)	(147)

Net income (loss) available to common stockholders	$3,051	$(348)	$982	$2,062

Earnings (loss) per share:
Basic income (loss) per share(1)	$0.16	$(0.02)	$0.05	$0.07

Diluted income (loss) per share(1)	$0.09	$(0.02)	$0.03	$0.06

Basic weighted average shares outstanding	19,036	19,142	19,219	31,240

Diluted weighted average shares outstanding	33,849	19,142	30,970	37,488

(1)	The sum of quarterly income per share may not equal annual income per share due to rounding and second quarter net loss.

Grand Canyon Education, Inc.
Notes to Financial Statements
(In thousands of dollars, except per share data)

	2007
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Net revenue	$23,213	$20,858	$24,401	$30,854

Costs and expenses:
Instructional costs and services	8,845	8,710	9,976	11,519
Selling and promotional	6,008	8,178	10,105	10,857
General and administrative	3,614	4,763	3,471	5,153
Royalty to former owner	607	1,022	956	1,197

Total costs and expenses	19,074	22,673	24,508	28,726

Operating Income (loss)	4,139	(1,815)	(107)	2,128
Net interest expense	(448)	(375)	(526)	(454)

Income (loss) before income taxes	3,691	(2,190)	(633)	1,674
Income tax expense (benefit)	1,475	(875)	(253)	669

Net income (loss)	2,216	(1,315)	(380)	1,005
Preferred dividends	(83)	(84)	(84)	(98)

Net income (loss) available to common stockholders	$2,133	$(1,399)	$(464)	$907

Earnings (loss) per share:
Basic income (loss) per share(1)	$0.11	$(0.07)	$(0.02)	$0.05

Diluted income (loss) per share(1)	$0.06	$(0.07)	$(0.02)	$0.03

Basic weighted average shares outstanding	18,853	18,853	18,947	19,036

Diluted weighted average shares outstanding	35,058	18,853	18,947	35,215

(1)	The sum of quarterly income per share may not equal annual income per share due to rounding and second quarter net loss.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure
None.
Item 9A. Controls and Procedures
Disclosure Controls and Procedures
We maintain disclosure controls and procedures designed to provide reasonable assurance that information required to be disclosed in reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the specified time periods and accumulated and communicated to our management, including our Chief Executive Officer (“Principal Executive Officer”) and Chief Financial Officer (“Principal Financial Officer”), as appropriate, to allow timely decisions regarding required disclosure. Under the supervision and with the participation of our management, including our Principal Executive Officer and Principal Financial Officer, an evaluation was performed on the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this annual report. Based on that evaluation, our management, including the Principal Executive Officer and Principal Financial Officer, concluded that our disclosure controls and procedures were effective as of December 31, 2008.
As previously disclosed in our Registration Statement on Form S-1 (Registration No. 333-150876), we identified material weaknesses in connection with the preparation of our 2005, 2006 and 2007 financial statements, and our financial statements for the six month period ended June 30, 2008. Such material weaknesses related to our lack of processes and controls that would ensure the proper recording of assets, expenses, leases and equity instruments in accordance with GAAP.
A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.
The material weaknesses related to significant and unusual transactions surrounding the acquisition of the assets of Grand Canyon University from its former owner, the valuation of assets contributed in connection with our formation in 2004, accounting for deferred taxes at the date of our conversion from a limited liability company to a corporation in 2005, other equity transactions with various third parties, the ongoing accounting for operating versus capital leases and our allowance for doubtful accounts.
Beginning in mid-2008, through completion in the fourth quarter of 2008, we implemented changes and improvements in our internal control over financial reporting to remediate the control deficiencies that gave rise to the material weaknesses. Specifically, these changes implemented by us include:
•	engaging a new Chief Financial Officer, and hiring several additional financial and accounting personnel, all of whom have experience managing or working in the corporate accounting department of large publicly traded companies;
•	making numerous policy and procedure changes governing the accounting review and approval of significant and unusual transactions, including process changes in the financial reporting area, including additional oversight and review; and improving in the understanding of roles and responsibilities among our financial and accounting personnel; and
•	conducting training of our accounting staff for purposes of enabling them to recognize and properly account for transactions of the type described above.

Based on the evaluation completed in the fourth quarter of 2008, our management has concluded that these control improvements are properly designed and operating effectively as of December 31, 2008, and that the material weaknesses existing as of June 30, 2008 have been remediated.
Changes in Internal Control Over Financial Reporting
Except as noted above, there was no change in our internal control over financial reporting during the quarter ended December 31, 2008, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
This annual report does not include a report on management’s assessment regarding internal control over financial reporting or an attestation report of the registered public accounting firm due to a transition period established by rules of the Securities and Exchange Commission for newly public companies.
Item 9B. Other Information
None.
PART III
Item 10. Directors, Executive Officers and Corporate Governance
Information relating to our Board of Directors, Executive Officers, and Corporate Governance required by this item appears in our proxy statement, to be filed within 120 days of our fiscal year end (December 31, 2008) and such information is incorporated herein by reference.
Our employees must act ethically at all times and in accordance with the policies in our Code of Business Conduct and Ethics. We require full compliance with this policy from all designated employees including our Chief Executive Officer, Chief Financial Officer, and Chief Accounting Officer. We publish the policy, and any amendments or waivers to the policy, in the Corporate Governance section of our website located at www.gcu.edu/ Investor Relations/CorporateGovernance.
The charters of our Audit Committee, Compensation Committee, and Nominating and Governance Committee are also available in the Corporate Governance section our website located at www.gcu.edu/ InvestorRelations/CorporateGovernance.
Item 11. Executive Compensation
Information relating to this item appears in our proxy statement, to be filed within 120 days of our fiscal year end (December 31, 2008) and such information is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Information relating to this item appears in our proxy statement , to be filed within 120 days of our fiscal year end (December 31, 2008) and such information is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence
Information relating to this item appears in our proxy statement , to be filed within 120 days of our fiscal year end (December 31, 2008) and such information is incorporated herein by reference.
Item 14. Principal Accounting Fees and Services
Information relating to this item appears in our proxy statement , to be filed within 120 days of our fiscal year end (December 31, 2008) and such information is incorporated herein by reference.
PART IV
Item 15. Exhibits, Financial Statement Schedules
(a) The following documents are filed as part of this Annual Report on Form 10-K:
1. Financial Statements filed as part of this report
2. Financial Statement Schedules
All financial statement schedules have been omitted since the required information is not applicable or is not present in amounts sufficient to require submission of the schedule, or because the information required is included in the Financial Statements and Notes thereto.
3. Exhibits

Number	Description	Method of Filing

3.1	Amended and Restated Certificate of Incorporation	Incorporated by reference to Exhibit 3.1 to Amendment No. 6 to the Company’s Registration Statement on Form S-1 filed with the SEC on November 12, 2008.

3.2	Amended and Restated Bylaws	Incorporated by reference to Exhibit 3.2 to Amendment No. 6 to the Company’s Registration Statement on Form S-1 filed with the SEC on November 12, 2008.

4.1	Specimen of Stock Certificate	Incorporated by reference to Exhibit 4.1 to Amendment No. 2 to the Company’s Registration Statement on Form S-1 filed with the SEC on September 29, 2008.

4.2	Amended and Restated Investor Rights Agreement, dated September 17, 2008, by and among Grand Canyon Education, Inc. and the other parties named therein	Incorporated by reference to Exhibit 4.2 to Amendment No. 2 to the Company’s Registration Statement on Form S-1 filed with the SEC on September 29, 2008.

10.1	Amended and Restated Executive Employment Agreement, dated September 10, 2008, by and between Grand Canyon Education, Inc. and Brent Richardson†	Incorporated by reference to Exhibit 10.1 to Amendment No. 2 to the Company’s Registration Statement on Form S-1 filed with the SEC on September 29, 2008.

10.2	Amended and Restated Executive Employment Agreement, dated September 10, 2008, by and between Grand Canyon Education, Inc. and Christopher Richardson†	Incorporated by reference to Exhibit 10.2 to Amendment No. 2 to the Company’s Registration Statement on Form S-1 filed with the SEC on September 29, 2008.

Number	Description	Method of Filing

10.3	Amended and Restated Senior Management Agreement, dated September 10, 2008, by and between Grand Canyon Education, Inc. and John Crowley†	Incorporated by reference to Exhibit 10.3 to Amendment No. 2 to the Company’s Registration Statement on Form S-1 filed with the SEC on September 29, 2008.

10.4	2008 Equity Incentive Plan†	Incorporated by reference to Exhibit 10.4 to Amendment No. 2 to the Company’s Registration Statement on Form S-1 filed with the SEC on September 29, 2008.

10.5	2008 Employee Stock Purchase Plan†	Incorporated by reference to Exhibit 10.5 to Amendment No. 2 to the Company’s Registration Statement on Form S-1 filed with the SEC on September 29, 2008.

10.6	Lease Agreement, effective June 28, 2004, by and between Spirit Finance Acquisitions, LLC and Significant Education, LLC	Incorporated by reference to Exhibit 10.7 to the Company’s Registration Statement on Form S-1 filed with the SEC on May 13, 2008.

10.7	First Amendment to Lease Agreement, effective September 24, 2004, by and between Spirit Finance Acquisitions, LLC and Significant Education, LLC	Incorporated by reference to Exhibit 10.8 to the Company’s Registration Statement on Form S-1 filed with the SEC on May 13, 2008.

10.8	Second Amendment to Lease Agreement, effective August 23, 2005, by and between Spirit Master Funding, LLC and Significant Education, LLC	Incorporated by reference to Exhibit 10.9 to the Company’s Registration Statement on Form S-1 filed with the SEC on May 13, 2008.

10.9	Third Amendment to Lease Agreement, effective June 2006, by and between Spirit Master Funding, LLC and Significant Education, Inc.	Incorporated by reference to Exhibit 10.10 to the Company’s Registration Statement on Form S-1 filed with the SEC on May 13, 2008.

10.10	Fourth Amendment to Lease Agreement, effective August 9, 2006, by and between Spirit Master Funding, LLC and Significant Education, Inc.	Incorporated by reference to Exhibit 10.11 to the Company’s Registration Statement on Form S-1 filed with the SEC on May 13, 2008.

10.11	Fifth Amendment to Lease Agreement, effective December 31, 2006, by and between Spirit Master Funding, LLC and Significant Education, Inc.	Incorporated by reference to Exhibit 10.12 to the Company’s Registration Statement on Form S-1 filed with the SEC on May 13, 2008.

10.12	Sixth Amendment to Lease Agreement, effective September 30, 2007, by and between Spirit Master Funding, LLC and Significant Education, Inc.	Incorporated by reference to Exhibit 10.13 to the Company’s Registration Statement on Form S-1 filed with the SEC on May 13, 2008.

10.13	Seventh Amendment to Lease Agreement, effective March 28, 2008, by and between Spirit Master Funding, LLC and Significant Education, Inc.	Incorporated by reference to Exhibit 10.14 to the Company’s Registration Statement on Form S-1 filed with the SEC on May 13, 2008.

10.14	License Agreement, dated June 30, 2004, by and between Blanchard Education, LLC and Significant Education, LLC	Incorporated by reference to Exhibit 10.15 to the Company’s Registration Statement on Form S-1 filed with the SEC on May 13, 2008.

10.15	Letter Agreement, dated February 6, 2006, by and between The Ken Blanchard Companies and Grand Canyon University	Incorporated by reference to Exhibit 10.16 to the Company’s Registration Statement on Form S-1 filed with the SEC on May 13, 2008.

10.16	Amendment to License Agreement, dated May 8, 2008, by and between Blanchard Education, LLC and Grand Canyon Education, Inc.	Incorporated by reference to Exhibit 10.17 to the Company’s Registration Statement on Form S-1 filed with the SEC on May 13, 2008.

Number	Description	Method of Filing

10.17	Collaboration Agreement, dated July 11, 2005, by and between Mind Streams, LLC and Significant Education, LLC (as supplemented by Project One and Project Two)	Incorporated by reference to Exhibit 10.18 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 filed with the SEC on August 13, 2008.

10.18	Executive Employment Agreement, dated June 25, 2008, by and between Grand Canyon Education, Inc. and Daniel E. Bachus†	Incorporated by reference to Exhibit 10.19 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 filed with the SEC on August 13, 2008.

10.19	Executive Employment Agreement, dated June 25, 2008, by and between Grand Canyon Education, Inc. and Brian E. Mueller†	Incorporated by reference to Exhibit 10.20 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 filed with the SEC on August 13, 2008.

10.20	Executive Employment Agreement, dated June 25, 2008, by and between Grand Canyon Education, Inc. and W. Stan Meyer†	Incorporated by reference to Exhibit 10.21 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 filed with the SEC on August 13, 2008.

10.21	Form of Director and Officer Indemnity Agreement	Incorporated by reference to Exhibit 10.21 to Amendment No. 2 to the Company’s Registration Statement on Form S-1 filed with the SEC on September 29, 2008.

23.1	Consent of Independent Registered Public Accounting Firm	Filed herewith.

24.1	Power of Attorney	See signature page.

31.1	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith.

31.2	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith.

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002††	Filed herewith.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002††	Filed herewith.

Significant Education, LLC is the predecessor to Significant Education, Inc., which is the former name of Grand Canyon Education, Inc.

†	Indicates a management contract or any compensatory plan, contract or arrangement.

††	This certification is being furnished solely to accompany this report pursuant to 18 U.S.C. Section 1350, and is not being filed for purposes of Section 18 of the Exchange Act, and is not to be incorporated by reference into any filings of the Company, whether made before or after the date hereof, regardless of any general incorporation language in such filing.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GRAND CANYON EDUCATION, INC.
By:	/s/ Brian E. Mueller
	Name:	Brian E. Mueller
	Title:	Chief Executive Officer
KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Brian E. Mueller, Daniel E. Bachus, Brent D. Richardson, and Christopher C. Richardson, and each of them, his true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto and other documents in connection therewith the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully and to all intents and purposes as he might or could do in person hereby ratifying and confirming all that said attorneys-in-fact and agents, or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Brian E. Mueller Brian E. Mueller	Chief Executive Officer (Principal Executive Officer)	February 19, 2009

/s/ Daniel E. Bachus Daniel E. Bachus	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	February 19, 2009

/s/ Brent D. Richardson Brent D. Richardson	Executive Chairman	February 19, 2009

/s/ Christopher C. Richardson Christopher C. Richardson	Director	February 19, 2009

/s/ David J. Johnson David J. Johnson	Director	February 19, 2009

/s/ Jack A. Henry Jack A. Henry	Director	February 19, 2009

/s/ D. Mark Dorman D. Mark Dorman	Director	February 19, 2009

/s/ Chad N. Heath Chad N. Heath	Director	February 19, 2009

EXHIBIT INDEX

Number	Description	Method of Filing

3.1	Amended and Restated Certificate of Incorporation	Incorporated by reference to Exhibit 3.1 to Amendment No. 6 to the Company’s Registration Statement on Form S-1 filed with the SEC on November 12, 2008.

3.2	Amended and Restated Bylaws	Incorporated by reference to Exhibit 3.2 to Amendment No. 6 to the Company’s Registration Statement on Form S-1 filed with the SEC on November 12, 2008.

4.1	Specimen of Stock Certificate	Incorporated by reference to Exhibit 4.1 to Amendment No. 2 to the Company’s Registration Statement on Form S-1 filed with the SEC on September 29, 2008.

4.2	Amended and Restated Investor Rights Agreement, dated September 17, 2008, by and among Grand Canyon Education, Inc. and the other parties named therein	Incorporated by reference to Exhibit 4.2 to Amendment No. 2 to the Company’s Registration Statement on Form S-1 filed with the SEC on September 29, 2008.

10.1	Amended and Restated Executive Employment Agreement, dated September 10, 2008, by and between Grand Canyon Education, Inc. and Brent Richardson†	Incorporated by reference to Exhibit 10.1 to Amendment No. 2 to the Company’s Registration Statement on Form S-1 filed with the SEC on September 29, 2008.

10.2	Amended and Restated Executive Employment Agreement, dated September 10, 2008, by and between Grand Canyon Education, Inc. and Christopher Richardson†	Incorporated by reference to Exhibit 10.2 to Amendment No. 2 to the Company’s Registration Statement on Form S-1 filed with the SEC on September 29, 2008.

10.3	Amended and Restated Senior Management Agreement, dated September 10, 2008, by and between Grand Canyon Education, Inc. and John Crowley†	Incorporated by reference to Exhibit 10.3 to Amendment No. 2 to the Company’s Registration Statement on Form S-1 filed with the SEC on September 29, 2008.

10.4	2008 Equity Incentive Plan†	Incorporated by reference to Exhibit 10.4 to Amendment No. 2 to the Company’s Registration Statement on Form S-1 filed with the SEC on September 29, 2008.

10.5	2008 Employee Stock Purchase Plan†	Incorporated by reference to Exhibit 10.5 to Amendment No. 2 to the Company’s Registration Statement on Form S-1 filed with the SEC on September 29, 2008.

10.6	Lease Agreement, effective June 28, 2004, by and between Spirit Finance Acquisitions, LLC and Significant Education, LLC	Incorporated by reference to Exhibit 10.7 to the Company’s Registration Statement on Form S-1 filed with the SEC on May 13, 2008.

10.7	First Amendment to Lease Agreement, effective September 24, 2004, by and between Spirit Finance Acquisitions, LLC and Significant Education, LLC	Incorporated by reference to Exhibit 10.8 to the Company’s Registration Statement on Form S-1 filed with the SEC on May 13, 2008.

10.8	Second Amendment to Lease Agreement, effective August 23, 2005, by and between Spirit Master Funding, LLC and Significant Education, LLC	Incorporated by reference to Exhibit 10.9 to the Company’s Registration Statement on Form S-1 filed with the SEC on May 13, 2008.

10.9	Third Amendment to Lease Agreement, effective June 2006, by and between Spirit Master Funding, LLC and Significant Education, Inc.	Incorporated by reference to Exhibit 10.10 to the Company’s Registration Statement on Form S-1 filed with the SEC on May 13, 2008.

10.10	Fourth Amendment to Lease Agreement, effective August 9, 2006, by and between Spirit Master Funding, LLC and Significant Education, Inc.	Incorporated by reference to Exhibit 10.11 to the Company’s Registration Statement on Form S-1 filed with the SEC on May 13, 2008.

10.11	Fifth Amendment to Lease Agreement, effective December 31, 2006, by and between Spirit Master Funding, LLC and Significant Education, Inc.	Incorporated by reference to Exhibit 10.12 to the Company’s Registration Statement on Form S-1 filed with the SEC on May 13, 2008.

10.12	Sixth Amendment to Lease Agreement, effective September 30, 2007, by and between Spirit Master Funding, LLC and Significant Education, Inc.	Incorporated by reference to Exhibit 10.13 to the Company’s Registration Statement on Form S-1 filed with the SEC on May 13, 2008.

10.13	Seventh Amendment to Lease Agreement, effective March 28, 2008, by and between Spirit Master Funding, LLC and Significant Education, Inc.	Incorporated by reference to Exhibit 10.14 to the Company’s Registration Statement on Form S-1 filed with the SEC on May 13, 2008.

Number	Description	Method of Filing

10.14	License Agreement, dated June 30, 2004, by and between Blanchard Education, LLC and Significant Education, LLC	Incorporated by reference to Exhibit 10.15 to the Company’s Registration Statement on Form S-1 filed with the SEC on May 13, 2008.

10.15	Letter Agreement, dated February 6, 2006, by and between The Ken Blanchard Companies and Grand Canyon University	Incorporated by reference to Exhibit 10.16 to the Company’s Registration Statement on Form S-1 filed with the SEC on May 13, 2008.

10.16	Amendment to License Agreement, dated May 8, 2008, by and between Blanchard Education, LLC and Grand Canyon Education, Inc.	Incorporated by reference to Exhibit 10.17 to the Company’s Registration Statement on Form S-1 filed with the SEC on May 13, 2008.

10.17	Collaboration Agreement, dated July 11, 2005, by and between Mind Streams, LLC and Significant Education, LLC (as supplemented by Project One and Project Two)	Incorporated by reference to Exhibit 10.18 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 filed with the SEC on August 13, 2008.

10.18	Executive Employment Agreement, dated June 25, 2008, by and between Grand Canyon Education, Inc. and Daniel E. Bachus†	Incorporated by reference to Exhibit 10.19 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 filed with the SEC on August 13, 2008.

10.19	Executive Employment Agreement, dated June 25, 2008, by and between Grand Canyon Education, Inc. and Brian E. Mueller†	Incorporated by reference to Exhibit 10.20 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 filed with the SEC on August 13, 2008.

10.20	Executive Employment Agreement, dated June 25, 2008, by and between Grand Canyon Education, Inc. and W. Stan Meyer†	Incorporated by reference to Exhibit 10.21 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 filed with the SEC on August 13, 2008.

10.21	Form of Director and Officer Indemnity Agreement	Incorporated by reference to Exhibit 10.21 to Amendment No. 2 to the Company’s Registration Statement on Form S-1 filed with the SEC on September 29, 2008.

23.1	Consent of Independent Registered Public Accounting Firm	Filed herewith.

24.1	Power of Attorney	See signature page.

31.1	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith.

31.2	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith.

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002††	Filed herewith.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002††	Filed herewith.

Significant Education, LLC is the predecessor to Significant Education, Inc., which is the former name of Grand Canyon Education, Inc.

†	Indicates a management contract or any compensatory plan, contract or arrangement.

††	This certification is being furnished solely to accompany this report pursuant to 18 U.S.C. Section 1350, and is not being filed for purposes of Section 18 of the Exchange Act, and is not to be incorporated by reference into any filings of the Company, whether made before or after the date hereof, regardless of any general incorporation language in such filing.