Form 10-Q
period 2009-03-31
Grand Canyon Education, Inc.
filed 2009-04-28
CIK 1434588

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2009
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission File Number: 001-34211

GRAND CANYON EDUCATION, INC.
(Exact name of registrant as specified in its charter)

DELAWARE	20-3356009
(State or other jurisdiction of	(I.R.S. Employer
Incorporation or organization)	Identification No.)
3300 W. Camelback Road
Phoenix, Arizona 85017
(Address, including zip code, of principal executive offices)
(602) 639-7500
(Registrant’s telephone number, including area code)
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☑
The total number of shares of common stock outstanding as of April 23, 2009, was 45,485,765.

GRAND CANYON EDUCATION, INC.
FORM 10-Q
INDEX

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
GRAND CANYON EDUCATION, INC.
Statements of Operations

	Three Months Ended
	March 31,
(In thousands, except per share data)	2008	2009
	(Unaudited)
Net revenue	$35,709	$58,964
Costs and expenses:
Instructional costs and services	11,620	18,332
Selling and promotional, including $1,512 and $1,612 for the three months ended March 31, 2008 and 2009, respectively, to related parties	12,586	19,670
General and administrative	4,541	8,833
Royalty to former owner	1,022	74

Total costs and expenses	29,769	46,909

Operating income	5,940	12,055
Interest expense	(813)	(667)
Interest income	252	108

Income before income taxes	5,379	11,496
Income tax expense	2,076	4,593

Net income	3,303	6,904
Preferred dividends	(253)	—

Net income available to common stockholders	$3,050	$6,904

Earnings per share:
Basic income per share	$0.16	$0.15

Diluted income per share	$0.09	$0.15

Basic weighted average shares outstanding	19,036	45,474

Diluted weighted average shares outstanding	33,849	45,821

The accompanying notes are an integral part of these financial statements.

GRAND CANYON EDUCATION, INC.
Balance Sheets

	December 31,	March 31,
(In thousands, except share data)	2008	2009
		(Unaudited)
ASSETS:
Current assets
Cash and cash equivalents	$35,152	$68,275
Restricted cash and cash equivalents	2,197	3,946
Accounts receivable, net of allowance for doubtful accounts of $6,356 and $6,068 at December 31, 2008 and March 31, 2009, respectively	9,442	10,509
Income taxes receivable	1,576	938
Deferred income taxes	2,603	2,175
Other current assets	2,629	2,660

Total current assets	53,599	88,503
Property and equipment, net	41,399	45,922
Restricted cash and investments (of which $2,928 and $0 is restricted at December 31, 2008 and March 31, 2009, respectively)	3,403	483
Prepaid royalties	8,043	7,860
Goodwill	2,941	2,941
Deferred income taxes	7,404	12,018
Other assets	201	166

Total assets	$116,990	$157,893

LIABILITIES AND STOCKHOLDERS’ EQUITY:
Current liabilities
Accounts payable	$5,770	$7,547
Accrued liabilities	9,674	11,935
Income taxes payable	172	4,123
Deferred revenue and student deposits	14,262	31,995
Due to related parties	1,197	2,429
Current portion of capital lease obligations	1,125	1,746
Current portion of notes payable	357	447

Total current liabilities	32,557	60,222
Capital lease obligations, less current portion	29,384	30,332
Notes payable, less current portion and other	1,459	1,713

Total liabilities	63,400	92,267

Commitments and contingencies
Stockholders’ equity
Preferred stock, $0.01 par value, 10,000,000 shares authorized; 0 shares issued and outstanding at December 31, 2008 and March 31, 2009	—	—
Common stock, $0.01 par value, 100,000,000 shares authorized; 45,465,160 and 45,485,765 shares issued and outstanding at December 31, 2008 and March 31, 2009, respectively	455	455
Additional paid-in capital	64,808	69,935
Accumulated other comprehensive income	16	21
Accumulated deficit	(11,689)	(4,785)

Total stockholders’ equity	53,590	65,626

Total liabilities and stockholders’ equity	$116,990	$157,893

The accompanying notes are an integral part of these financial statements.

GRAND CANYON EDUCATION, INC.
Statement of Stockholders’ Equity
(In thousands, except share data)
(Unaudited)

				Accumulated
			Additional	Other
	Common Stock		Paid-in	Comprehensive	Accumulated
	Shares	Par Value	Capital	Income	Deficit	Total
Balance at December 31, 2008	45,465,160	$455	$64,808	$16	$(11,689)	$53,590
Net income	—	—	—	—	6,904	6,904
Unrealized losses on available for-sale securities, net of taxes of $3	—	—	—	5	—	5

Comprehensive income						6,909
Share-based compensation	—	—	764	—	—	764
Exercise of stock options	20,605	—	247	—	—	247
Excess tax benefit from share-based compensation	—	—	9	—	—	9
Tax benefit on Spirit warrant intangible	—	—	4,107	—	—	4,107

Balance at March 31, 2009	45,485,765	$455	$69,935	$21	$(4,785)	$65,626

The accompanying notes are an integral part of these financial statements.

GRAND CANYON EDUCATION, INC.
Statements of Cash Flows

	Three Months Ended
	March 31,
($ in thousands)	2008	2009
	(Unaudited)
Cash flows provided by operating activities:
Net income	$3,303	$6,904
Adjustments to reconcile net income to net cash provided by operating activities:
Share-based compensation	—	764
Excess tax benefits from share-based compensation	—	(9)
Provision for bad debts	1,680	3,295
Depreciation and amortization	1,090	1,632
Deferred income taxes	2	(79)
Other	—	(14)
Changes in assets and liabilities:
Accounts receivable	(2,465)	(4,362)
Prepaid expenses and other assets	(199)	185
Due to/from related parties	809	1,232
Accounts payable	1,667	2,435
Accrued liabilities	659	2,261
Income taxes payable	2,014	4,598
Royalty payable to former owner	1,022	—
Deferred revenue and student deposits	8,958	17,733

Net cash provided by operating activities	18,540	36,575

Cash flows used in investing activities:
Capital expenditures	(1,583)	(4,500)
Change in restricted cash and cash equivalents	(1,390)	1,187
Purchases of investments	(2,399)	(11)
Proceeds from sale or maturity of investments	2,342	—

Net cash used in investing activities	(3,030)	(3,324)

Cash flows used in financing activities:
Principal payments on notes payable and capital lease obligations	(321)	(384)
Repayment on line of credit	(6,000)	—
Proceeds from related party payable on preferred stock	5,725	—
Net proceeds from exercise of stock options	—	247
Excess tax benefits from share-based compensation	—	9

Net cash used in financing activities	(596)	(128)

Net increase in cash and cash equivalents	14,914	33,123
Cash and cash equivalents, beginning of period	18,930	35,152

Cash and cash equivalents, end of period	$33,844	$68,275

Supplemental disclosure of cash flow information
Cash paid for interest	$687	$673
Cash paid for income taxes	$53	$138
Supplemental disclosure of non-cash investing and financing activities
Purchase of equipment through capital lease obligations	$760	$2,116
Purchases of property and equipment included in accounts payable	$349	$658
Tax benefit of Spirit warrant intangible	$—	$4,107
Accretion of dividends on Series C convertible preferred stock	$253	$—
The accompanying notes are an integral part of these financial statements.

GRAND CANYON EDUCATION, INC.
Notes to Financial Statements
(In thousands, except share and per share data)
(Unaudited)
1. Nature of Business
Grand Canyon Education, Inc. (the “Company”) is a regionally accredited provider of online postsecondary education services focused on offering graduate and undergraduate degree programs in its core disciplines of education, business, and healthcare. In addition to online programs, the Company offers courses at its campus in Phoenix, Arizona and onsite at the facilities of employers. The Company is accredited by The Higher Learning Commission of the North Central Association of Colleges and Schools.
2. Summary of Significant Accounting Policies
Unaudited Interim Financial Information
The accompanying unaudited interim financial statements of the Company have been prepared in accordance with U.S. generally accepted accounting principles, consistent in all material respects with those applied in its financial statements included in its Annual Report on Form 10-K for the fiscal year ended December 31, 2008. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. Such interim financial information is unaudited but reflects all adjustments that in the opinion of management are necessary for the fair presentation of the interim periods presented. Interim results are not necessarily indicative of results for a full year. This Quarterly Report on Form 10-Q should be read in conjunction with the Company’s financial statements and footnotes included in its Annual Report on Form 10-K for the fiscal year ended December 31, 2008.
Use of Estimates
The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts in the financial statements and accompanying notes. Actual results could differ from those estimates.
Segment Information
The Company operates as a single educational delivery operation using a core infrastructure that serves the curriculum and educational delivery needs of both its ground and online students regardless of geography. The Company’s chief decision maker manages the Company’s operations as a whole and no expense or operating income information is generated or evaluated on any component level.
Reclassifications
Certain reclassification of prior year amounts have been made to the prior year balances to conform to the current period.
Comprehensive income
Total comprehensive income includes net income and other comprehensive income (loss), which consists solely of unrealized gains and losses on available-for-sale investments. Total comprehensive income for the three months ended March 31, 2009 and 2008 was $6,909 and $3,308, respectively.
3. Earnings Per Share
Basic earnings per common share is calculated by dividing net income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per common share reflects the assumed conversion of all potentially dilutive securities, consisting of stock options, preferred stock and common stock warrants for which the estimated fair value exceeds the exercise price, less shares which could have been purchased with the related proceeds, unless anti-dilutive. For employee equity awards, repurchased shares are also included for any unearned compensation adjusted for tax.

GRAND CANYON EDUCATION, INC.
Notes to Financial Statements
(In thousands, except share and per share data)
(Unaudited)
The table below reflects the calculation of the weighted average number of common shares outstanding, on an as if converted basis, used in computing basic and diluted earnings per common share.

	Three Months Ended
	March 31,
	2008	2009

Denominator:

Basic common shares outstanding	19,036,050	45,474,318

Effect of dilutive preferred stock	10,870,178	—

Effect of dilutive warrants	3,943,187	—

Effect of dilutive stock options and restricted stock	—	347,000

Diluted common shares outstanding	33,849,415	45,821,318

4. Valuation and Qualifying Accounts

	Balance at			Balance at
	Beginning of	Charged to		End of
	Year	Expense	Deductions(1)	Period
Allowance for doubtful accounts receivable:
Three months ended March 31, 2008	$12,158	1,680	(424)	$13,414
Three months ended March 31, 2009	$6,356	3,295	(3,583)	$6,068

(1)	Deductions represent accounts written off, net of recoveries.
5. Accrued Liabilities
Accrued liabilities consist of the following:

	December 31,	March 31,
	2008	2009
Accrued compensation and benefits	$5,340	$7,955
Accrued interest	284	290
Deferred rent	34	39
Tax reserves, non-income tax related	710	810
FIN 48 accrual	299	238
Other accrued expenses	3,007	2,603

	$9,674	$11,935

6. Commitments and Contingencies
Leases
The Company leases certain land, buildings and equipment under non-cancelable operating leases expiring at various dates through 2023. Future minimum lease payments under operating leases due each year are as follows at March 31, 2009:

2009	$2,753
2010	4,487
2011	4,187
2012	3,688
2013	3,538
Thereafter	20,319

Total minimum payments	$38,972

GRAND CANYON EDUCATION, INC.
Notes to Financial Statements
(In thousands, except share and per share data)
(Unaudited)
Total rent expense and related taxes and operating expenses under operating leases for the three months ended March 31, 2008 and 2009 was $553, and $1,135, respectively.
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
We were previously a party to a dispute with SunGard Higher Education Managed Services Inc. (“SunGard”). On October 22, 2008, an arbitration panel issued a final award pursuant to which the Company and SunGard were awarded damages, with a net award to SunGard in the amount of approximately $250 plus interest. The arbitration panel also held that each party would be responsible for its own attorneys’ fees and that the parties would equally share the arbitration costs. On January 14, 2009, we entered into a settlement agreement with SunGard regarding payment of the arbitration award and effecting a mutual release between the parties regarding all claims that were brought, or could have been brought, in the litigation and related arbitration, and all administrative matters relating to this dispute have been resolved. Therefore, as of March 31, 2009 there are no reserves for litigation related to this matter.
On August 14, 2008, the Office of Inspector General of the United States Department of Education (“OIG”) served an administrative subpoena on the Company requiring it to provide certain records and information related to performance reviews and salary adjustments for all of its enrollment counselors and managers from January 1, 2004 to the present. The Company is cooperating with the OIG to facilitate its investigation and is now in the discovery phase of this investigation. The Company cannot presently predict the ultimate outcome of the investigation or any liability or other sanctions that may result.
On September 11, 2008, the Company was served with a qui tam lawsuit that had been filed against the Company in August 2007 in the United States District Court for the District of Arizona by a then-current employee on behalf of the federal government. All proceedings in the lawsuit had been under seal until September 5, 2008, when the court unsealed the first amended complaint, which was filed on August 11, 2008. The qui tam lawsuit alleges, among other things, that the Company violated the False Claims Act by knowingly making false statements, and submitting false records or statements, from at least 2001 to the present, to get false or fraudulent claims paid or approved, and asserts that the Company improperly compensated certain of its enrollment counselors in violation of the Title IV law governing compensation of such employees, and as a result, improperly received Title IV program funds. The complaint specifically alleges that some of the Company’s compensation practices with respect to its enrollment personnel, including providing non-cash awards, have violated the Title IV law governing compensation. While the Company believes that the compensation policies and practices at issue in the complaint have not been based on success in enrolling students in violation of applicable law, the Department of Education’s regulations and interpretations of the incentive compensation law do not establish clear criteria for compliance in all circumstances, and some of these practices, including the provision of non-cash awards, are not within the scope of any explicit “safe harbor” provided in the compensation regulations. The complaint seeks treble the amount of unspecified damages sustained by the federal government in connection with the Company’s receipt of Title IV funding, a civil penalty for each violation of the False Claims Act, attorneys’ fees, costs, and interest. A number of similar lawsuits have been filed in recent years against for-profit educational institutions that receive Title IV funds. While the Company’s motion to dismiss the qui tam lawsuit has been denied, the Company is currently conducting discovery and plans to vigorously contest the lawsuit. Based on information available to date, management does not believe that the outcome of this proceeding would have a material adverse effect on the Company’s financial condition, results of operations or cash flows. However, the outcome of this proceeding is uncertain and the Company cannot presently predict the ultimate outcome of this case or any liability or other sanctions that may result. If it were determined that any of the Company’s compensation practices violated the incentive compensation law, the Company could be subject to substantial monetary liabilities, fines, and other sanctions or could suffer monetary damages.
Upon resolution of any pending legal matters, the Company may incur charges in excess of presently established reserves. Management does not believe that any such charges would, individually or in the aggregate, have a material adverse effect on the Company’s financial condition, results of operations or cash flows.

GRAND CANYON EDUCATION, INC.
Notes to Financial Statements
(In thousands, except share and per share data)
(Unaudited)
Tax Reserves, Non-Income Tax Related
From time to time the Company has exposure to various non-income tax related matters that arise in the ordinary course of business. At March 31, 2009 and December 31, 2008, the Company has reserved approximately $810 and $710, respectively, for tax matters where its ultimate exposure is considered probable and the potential loss can be reasonably estimated.
7. Income Taxes
The Company’s uncertain tax positions are related to tax years that remain subject to examination by tax authorities. As of March 31, 2009, the earliest tax year still subject to examination for federal and state purposes is 2005. During the second quarter ended June 30, 2008, the Internal Revenue Service (“IRS”) commenced an examination of the Company’s 2005 income tax return.
During the three months ended March 31, 2009, the Company determined that it was entitled to a deferred tax benefit in the amount of $4,107 related to the fair value of the exercised warrant by Spirit Management Company. This exercise generated a leasehold intangible for income tax purposes that will be amortized over the life of the original term of the lease agreement. Given that the tax benefit related to an equity transaction, the benefit of this long-term deferred tax asset has been recorded as a credit to additional paid-in capital.
8. Share-Based Compensation
On September 27, 2008 the Company’s shareholders approved the adoption of the 2008 Equity Incentive Plan (“Incentive Plan”) and the 2008 Employee Stock Purchase (“ESPP”). A total of 4,199,937 shares of our common stock were originally authorized for issuance under the Incentive Plan. On January 1, 2009 and in accordance with the terms of the Incentive Plan, the number of shares authorized for issuance under the Incentive Plan automatically increased by 2.5% of the number of shares of common stock issued and outstanding on December 31, 2008, or 1,136,629 shares, raising the total number of shares of common stock authorized for issuance under the Incentive Plan to 5,336,566 shares. Although the ESPP is not in use, a total of 1,049,984 shares of our common stock have been authorized for sale under the ESPP.
The table below reflects our share-based compensation expense recognized in the three months ended March 31, 2008 and 2009 related to stock options granted under the Incentive Plan:

	Three Months Ended
	March 31,
	2008	2009
Instructional costs and services	$—	$83
Selling and promotional	—	35
General and administrative	—	643
Stock-based compensation expense included in operating expenses	—	761
Tax effect of share-based compensation	—	(304)
Share-based compensation expense, net of tax	$—	$457
Stock Grant
On March 3, 2009, the Company granted 1,307 shares of restricted common stock with a fair value of $15.30 per share to each of David J. Johnson and Jack A. Henry, each of whom was appointed to the Company’s board of directors in November 2008. The fair value of this grant is reflected as share-based compensation expense in the first quarter of 2009 in the amount of $3 in general and administrative expense. The restricted shares have voting rights and vest on March 3, 2010.
9. Regulatory
The Company is subject to extensive regulation by federal and state governmental agencies and accrediting bodies. In particular, the Higher Education Act of 1965, as amended (the “Higher Education Act”), and the regulations promulgated thereunder by the Department of Education subject the Company to significant regulatory scrutiny on the basis of numerous standards that schools must satisfy in order to participate in the various federal student financial assistance programs under Title IV of the Higher Education Act.

GRAND CANYON EDUCATION, INC.
Notes to Financial Statements
(In thousands, except share and per share data)
(Unaudited)
To participate in the Title IV programs, an institution must be authorized to offer its programs of instruction by the relevant agency of the state in which it is located, accredited by an accrediting agency recognized by the Department of Education and certified as eligible by the Department of Education. The Department of Education will certify an institution to participate in the Title IV programs only after the institution has demonstrated compliance with the Higher Education Act and the Department of Education’s extensive regulations regarding institutional eligibility. An institution must also demonstrate its compliance to the Department of Education on an ongoing basis. The Company submitted its application for recertification in March 2008 in anticipation of the expiration of its provisional certification on June 30, 2008. The Department of Education did not make a decision on the Company’s recertification application by June 30, 2008, and therefore the Company’s participation in the Title IV programs has been automatically extended on a month-to-month basis until the Department of Education makes its decision. As of December 31, 2008 and March 31, 2009, management believes the Company is in compliance with the applicable regulations in all material respects.
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
Political and budgetary concerns significantly affect the Title IV programs. Congress must reauthorize the student financial assistance programs of the Higher Education Act on a periodic basis. On July 31, 2008, Congress passed the Higher Education Opportunity Act (the “2008 Act”), which reauthorized and made numerous changes to the Higher Education Act and its programs. President Bush signed the 2008 Act on August 14, 2008. The Higher Education Act, as reauthorized and amended by the 2008 Act, continues the access of the Company and its students to Title IV funds. In addition, changes made by the 2008 Act will affect how the Company complies with the requirement that it receive a certain proportion of its revenue from other than the Title IV programs. Other recent changes made by Congress expanded the access of the Company and its students to Title IV funds by increasing loan limits for first and second year students and lifting restrictions on online education programs and students.
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
The Higher Learning Commission considered our initial public offering to be a change in control under its policies. While we obtained the Higher Learning Commission’s approval to consummate the offering, as a result of its determination that the public offering constituted a change in control, the Higher Learning Commission informed us that it would conduct a site visit to confirm the appropriateness of the approval and to evaluate whether we continue to meet the Higher Learning Commission’s eligibility criteria. The Higher Learning Commission conducted its site visit in March 2009 and determined, among other things, that the initial public offering was conducted in a manner that did not disrupt the ongoing operations of the University and that no further action would be required as a result of the change in control.
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

GRAND CANYON EDUCATION, INC.
Notes to Financial Statements
(In thousands, except share and per share data)
(Unaudited)
10. Subsequent Events
On April 27, 2009, we signed a purchase agreement pursuant to which we agreed to acquire our campus land and buildings and 909,348 shares of our common stock from Spirit Master Funding, LLC and Spirit Management Company, respectively (collectively, “Spirit”) for an aggregate purchase price of $50 million. Prior to the acquisition, we had leased the land and buildings from Spirit accounting for the land as an operating lease and the buildings and improvements as capital lease obligations. To finance this purchase, we also entered into a loan agreement with a financial institution pursuant to which we agreed to borrow $25.7 million, all of which will be used to fund a portion of the purchase price. Under the terms of the loan agreement, the Company will make principal payments in equal monthly installments of $143 plus accrued interest at 30 day LIBOR plus 3.5% (approximately 4.0% at April 27, 2009). All remaining unpaid principal is due on March 31, 2014. The transaction and funding are expected to close promptly and, in any event, by no later than April 30, 2009.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion of our historical results of operations and our liquidity and capital resources should be read in conjunction with the financial statements and related notes that appear elsewhere in this report.
Forward-Looking Statements
This Quarterly Report on Form 10-Q, including Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations, contains certain “forward-looking statements,” which include information relating to future events, future financial performance, strategies, expectations, competitive environment, regulation, and availability of resources. These forward-looking statements include, without limitation, statements regarding: proposed new programs; expectations that regulatory developments or other matters will not have a material adverse effect on our financial position, results of operations, or liquidity; statements concerning projections, predictions, expectations, estimates, or forecasts as to our business, financial and operational results, and future economic performance; and statements of management’s goals and objectives and other similar expressions concerning matters that are not historical facts. Words such as “may,” “should,” “could,” “would,” “predicts,” “potential,” “continue,” “expects,” “anticipates,” “future,” “intends,” “plans,” “believes,” “estimates” and similar expressions, as well as statements in future tense, identify forward-looking statements.
Forward-looking statements should not be read as a guarantee of future performance or results, and will not necessarily be accurate indications of the times at, or by, which such performance or results will be achieved. Forward-looking statements are based on information available at the time those statements are made or management’s good faith belief as of that time with respect to future events, and are subject to risks and uncertainties that could cause actual performance or results to differ materially from those expressed in or suggested by the forward-looking statements. Important factors that could cause such differences include, but are not limited to:
•	our failure to comply with the extensive regulatory framework applicable to our industry, including Title IV of the Higher Education Act and the regulations thereunder, state laws and regulatory requirements, and accrediting commission requirements;
•	the results of the ongoing investigation by the Department of Education’s Office of Inspector General and the pending qui tam action regarding the manner in which we have compensated our enrollment personnel, and possible remedial actions or other liability resulting therefrom;
•	the ability of our students to obtain federal Title IV funds, state financial aid, and private financing;
•	risks associated with changes in applicable federal and state laws and regulations and accrediting commission standards;
•	our ability to hire and train new, and develop and train existing, enrollment counselors;

•	the pace of growth of our enrollment;
•	our ability to convert prospective students to enrolled students and to retain active students;
•	our success in updating and expanding the content of existing programs and developing new programs in a cost-effective manner or on a timely basis;
•	industry competition, including competition for qualified executives and other personnel;

•	risks associated with the competitive environment for marketing our programs;
•	failure on our part to keep up with advances in technology that could enhance the online experience for our students;

•	our ability to manage future growth effectively;
•	general adverse economic conditions or other developments that affect job prospects in our core disciplines; and
•	other factors discussed under the headings “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Forward-looking statements speak only as of the date the statements are made. Factors that could cause actual results to differ from those discussed in the forward-looking statements include, but are not limited to, those described in “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2008, as updated in our subsequent reports filed with the Securities and Exchange Commission (“SEC”), including any updates found in Part II, Item 1A of this or other reports on Form 10-Q. You should not put undue reliance on any forward-looking statements. We assume no obligation to update forward-looking statements to reflect actual results, changes in assumptions, or changes in other factors affecting forward-looking information, except to the extent required by applicable securities laws. If we do update one or more forward-looking statements, no inference should be drawn that we will make additional updates with respect to those or other forward-looking statements.
Overview
We are a regionally accredited provider of online postsecondary education services focused on offering graduate and undergraduate degree programs in our core disciplines of education, business, and healthcare. In addition to our online programs, we offer programs at our traditional campus in Phoenix, Arizona and onsite at the facilities of employers. In February 2004, several of our current stockholders acquired the assets of the school and converted its operations to a for-profit institution. Since then, we have enhanced our senior management team, expanded our online platform, increased our program offerings, and initiated a marketing and branding effort to further differentiate us in the markets in which we operate. We have also made investments to enhance our traditional campus and student and technology support services. We believe the changes we have instituted, combined with our management expertise, provide a platform that will support continued enrollment and revenue growth.
At March 31, 2009, we had approximately 28,400 students, an increase of 62.4% over 17,500 students at March 31, 2008. At March 31, 2009, 90.7% of students were enrolled in our online programs, with 49.8% pursuing master’s or doctoral degrees. In addition, we increased tuition for students in our online and professional studies programs by 5.0% to 5.3% for our 2008-09 academic year, as compared to 2.6% to 4.2% for the prior academic year. Tuition for our traditional programs increased 11.2% for our 2008-09 academic year, as compared to 16.0% for the prior academic year. The enrollment and tuition price increases were partially offset by the continuing mix shift towards online programs, which have a lower tuition price per credit hour and with respect to which our online students take fewer credit hours per semester than our traditional students. Operating income was $12.1 million for the quarter ended March 31, 2009 an increase of 102.9% over the $5.9 million in operating income for the quarter ended March 31, 2008.

Critical Accounting Policies and Use of Estimates
Our critical accounting policies are disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2008. During the three months ended March 31, 2009, there have been no significant changes in our critical accounting policies.
The following is a summary of our student enrollment at March 31, 2008 and 2009 (which included less than 150 students pursuing non-degree certificates in each period) by degree type and by instructional delivery method:

	March 31,
	2008		2009
	# of Students	% of Total	# of Students	% of Total
Master’s degree(1)	10,276	58.8%	14,128	49.8%
Bachelor’s degree	7,210	41.2%	14,265	50.2%

Total	17,486	100.0%	28,393	100.0%

	March 31,
	2008		2009
	# of Students	% of Total	# of Students	% of Total
Online	15,133	86.5%	25,758	90.7%
Ground(2)	2,353	13.5%	2,635	9.3%

Total	17,486	100.0%	28,393	100.0%

(1)	Includes 162 students pursuing doctoral degrees at March 31, 2009.

(2)	Includes our traditional students, as well as our professional students.
Factors Affecting Comparability
We have set forth below selected factors that we believe have had, or can be expected to have, a significant effect on the comparability of recent or future results of operations:
Public company expenses. In November 2008, we completed an initial public offering of shares of our common stock and our shares are listed for trading on the Nasdaq Global Market. As a result, we will now need to comply with laws, regulations, and requirements that we did not need to comply with as a private company, including certain provisions of the Sarbanes-Oxley Act of 2002, related SEC regulations, and the requirements of Nasdaq. Compliance with the requirements of being a public company will require us to increase our general and administrative expenses in order to pay our employees, legal counsel, and accountants to assist us in, among other things, external reporting, instituting and monitoring a more comprehensive compliance and board governance function, establishing and maintaining internal control over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act of 2002, and preparing and distributing periodic public reports in compliance with our obligations under the federal securities laws. In addition, being a public company has made it more expensive for us to obtain director and officer liability insurance. We estimate that incremental annual public company costs will be between $3.0 million and $4.0 million in fiscal 2009, which will primarily be reflected in general and administrative costs.
Settlement with former owner. To resolve a dispute with our former owner arising from our acquisition of Grand Canyon University and subsequent lease of our campus, we entered into a standstill agreement in September 2007 pursuant to which we agreed with the former owner to stay all pending legal proceedings through April 15, 2008. In accordance with the terms of the standstill agreement, we made an initial non-refundable $3.0 million payment to the former owner in October 2007 and made an additional $19.5 million payment to the former owner in April 2008, with these amounts serving as consideration for, among other things, final resolution of the dispute and related matters. A portion of the settlement payments has been treated as a prepaid royalty asset that will be amortized over 20 years at approximately $0.3 million per year, which differs from the historical royalty expense.
Management fees and expenses. In connection with an August 2005 investment in us led by Endeavour Capital Fund IV, L.P. and affiliates (collectively, the “Endeavour Entities”), we entered into a professional services agreement with the Endeavour Entities’ general partner. Concurrent with the completion of the public offering, the professional services agreement terminated by its terms. For the quarter ended March 31, 2008, we incurred $0.1 million in fees and expenses under this agreement.

Share-based and other executive compensation. Prior to becoming a public company, we had not granted or issued any stock-based compensation. Accordingly, we had not recognized any stock-based compensation expense in prior periods. On November 19, 2008, in connection with our initial public offering, we made substantial awards to our directors, officers, and employees. In addition, on March 3, 2009, the Company granted 1,307 shares of restricted common stock with a fair value of $15.30 per share to each of David J. Johnson and Jack A. Henry, each of whom was appointed to the Company’s board of directors in November 2008. As a result, we incurred share-based compensation expenses in the first quarter of 2009 totaling $0.8 million and will continue to incur expense in future periods as compared to no share-based compensation in the quarters ending prior to September 30, 2008.
General and administrative expenses and tax expense. In July 2008, we hired a new Chief Executive Officer, Chief Financial Officer, and Executive Vice President, and have since hired other financial, accounting, and administrative personnel. Accordingly, compensation expenses, as reflected in our general and administrative expenses, are higher beginning in the third quarter of 2008.
License agreement. In June 2004, we entered into a license agreement with Blanchard Education, LLC (“Blanchard”) relating to our use of the Ken Blanchard name for our College of Business. The license agreement remains in effect (unless terminated earlier) until February 6, 2016. Under the terms of that agreement, we agreed to pay Blanchard royalties and to issue to Blanchard up to 909,348 shares of common stock, with the actual number of shares to be issued to be contingent upon our achievement of stated enrollment levels in the College of Business programs during the term of the agreement. On May 9, 2008, the terms of the agreement were amended, pursuant to which Blanchard was issued a total of 365,200 shares of common stock in full settlement of all shares owed and contingently owed under this agreement. Thus, all remaining performance conditions based on enrollment thresholds were terminated. The shares issued were valued at the date the shares were earned and have been treated as a prepaid royalty asset that will be amortized over the remaining term of the license agreement. We will recognize approximately $0.4 million per year in amortization expense related to the issuance of the common stock through February 2016.
Results of Operations
The following table sets forth statements of operations data as a percentage of net revenue for each of the periods indicated:

	Three Months Ended
	March 31,
	2008	2009
Net revenue	100.0%	100.0%
Operating expenses
Instructional cost and services	32.5	31.1
Selling and promotional	35.2	33.4
General and administrative	12.7	15.0
Royalty to former owner	2.9	0.1

Total operating expenses	83.4	79.6

Operating income	16.6	20.4
Interest expense	(2.3)	(1.1)
Interest income	0.7	0.2

Income before income taxes	15.1	19.5
Income tax expense	5.8	7.8

Net income	9.2	11.7

Three Months Ended March 31, 2009 Compared to Three Months Ended March 31, 2008
Net revenue. Our net revenue for the quarter ended March 31, 2009 was $59.0 million, an increase of $23.3 million, or 65.1%, as compared to net revenue of $35.7 million for the quarter ended March 31, 2008. This increase was primarily due to increased online enrollment and, to a lesser extent, increases in the average tuition per student caused by tuition price increases and an increase in the average credits per student, partially offset by an increase in institutional scholarships. End-of-period enrollment increased 62.4% between March 31, 2008 and 2009, as we were able to continue our growth and increase our recruitment, marketing, and enrollment operations. The year-over-year increase in net revenue exceeded the year-over-year increase in enrollment due to an increase in the average revenue per student partially offset by the continuing decrease in traditional students as a percentage of the total student base.

Instructional cost and services expenses. Our instructional cost and services expenses for the quarter ended March 31, 2009 were $18.3 million, an increase of $6.7 million, or 57.8%, as compared to instructional cost and services expenses of $11.6 million for the quarter ended March 31, 2008. This increase was primarily due to increases in instructional compensation and related expenses, faculty compensation, occupancy, depreciation and amortization, share-based compensation, and other miscellaneous instructional costs and services of $3.0 million, $1.6 million, $0.7 million, $0.4 million, $0.1 million, and $0.9 million, respectively. These increases are primarily attributable to the increased headcount (both staff and faculty) needed to provide student instruction and support services, including increased occupancy and equipment costs for the increased headcount, as a result of the increase in enrollments. Our instructional cost and services expenses as a percentage of net revenue decreased by 1.4% to 31.1% for the quarter ended March 31, 2009, as compared to 32.5% for the quarter ended March 31, 2008. This decrease was a result of the continued shift of our student population to online programs and our ability to leverage the relatively fixed cost structure of our campus-based facilities and traditional faculty across an increasing revenue base, as well as increased class size, partially offset by an increase in employee compensation and related expenses as a percentage of revenue as we have increased the student to support personnel ratios to further improve the customer service to our students.
Selling and promotional expenses. Our selling and promotional expenses for the quarter ended March 31, 2009 were $19.7 million, an increase of $7.1 million, or 56.3%, as compared to selling and promotional expenses of $12.6 million for the quarter ended March 31, 2008. This increase was primarily due to increases in selling and promotional employee compensation and related expenses, advertising, occupancy, and other selling and promotional related costs of $3.2 million, $2.3 million, $0.4 million, and $1.2 million, respectively. These increases were driven by a substantial expansion in our marketing efforts following the removal of our growth restrictions by the Department of Education, which resulted in an increase in recruitment, marketing, and enrollment staffing, and expenses related to our revenue sharing arrangement. Our selling and promotional expenses as a percentage of net revenue decreased by 1.8% to 33.4% for the quarter ended March 31, 2009, from 35.2% for the quarter ended March 31, 2008. This decrease occurred as a result of an increase in the productivity of our enrollment counselors that were hired during the third and fourth quarters of 2008, coupled with a focus on higher quality leads to enhance our efforts to enroll prospective students. In this regard, we incur immediate expenses in connection with hiring new enrollment counselors while these individuals undergo training, and typically do not achieve full productivity or generate enrollments from these enrollment counselors until four to six months after their dates of hire. We plan to continue to add additional enrollment counselors in the future, although the number of additional hires as a percentage of the total headcount is expected to decrease, and we therefore plan to continue to reduce selling and promotional expenses as a percentage of net revenue in the future.
General and administrative expenses. Our general and administrative expenses for the quarter ended March 31, 2009 were $8.8 million, an increase of $4.2 million, or 94.5%, as compared to general and administrative expenses of $4.6 million for the quarter ended March 31, 2008. This increase was primarily due to increases in bad debt expense; employee compensation; share-based compensation; legal, audit and corporate insurance expenses; and other general and administrative expenses of $1.6 million, $1.3 million, $0.6 million, $0.6 million and $0.1 million, respectively. Bad debt expense increased to $3.3 million for the quarter ended March 31, 2009 from $1.7 million for the quarter ended March 31, 2008 as a result of an increase in net revenue and the increase in aged receivables between periods. Employee compensation increased primarily as a result of the additions in July 2008 to our executive management team and the hiring of other personnel needed to operate as a public company. Share based compensation increased as prior to November 2008 no equity awards had been granted. The increase in legal, audit, and corporate insurance is primarily related to insurance and audit costs associated with being a public company. Our general and administrative expenses as a percentage of net revenue increased by 2.3% to 15.0% for the quarter ended March 31, 2009, from 12.7% for the quarter ended March 31, 2008, primarily due to an increase in our bad debt expense as a percentage of net revenue between periods from 4.7% of net revenue during the first quarter of 2008 to 5.6% of net revenue during the first quarter of 2009, increased employee compensation and related expenses as a percentage of net revenue as discussed above, and share-based compensation, which represented 1.1% of net revenue in 2009, partially offset by our ability to leverage our fixed infrastructure over higher net revenue.
Royalty to former owner. In connection with our royalty fee arrangement with the former owner related to online revenue, we incurred royalty expenses for the quarter ended March 31, 2009 of $0.1 million, a decrease of $0.9 million, or 92.8%, as compared to royalty expenses incurred of $1.0 million for the quarter ended March 31, 2008 as a result of the elimination of the obligation to pay royalties to the former owner effective April 15, 2008. As discussed above, the only related expense in future periods will be the approximately $0.3 million in annual amortization of the prepaid royalty asset that was established as a result of payments made to eliminate this future obligation. Our royalty expense as a percentage of net revenue decreased to 0.1% for the quarter ended March 31, 2009 from 2.9% for the quarter ended March 31, 2008.
Interest expense. Our interest expense for the quarter ended March 31, 2009 was $0.7 million, a decrease of $0.1 million from $0.8 million for the quarter ended March 31, 2008, as the average level of borrowings and related interest rates remained fairly consistent between periods.

Interest income. Our interest income for the quarter ended March 31, 2009 was $0.1 million, a decrease of $0.2 million from $0.3 million for the quarter ended March 31, 2008, as a result of decreased short-term interest rates in 2009.
Income tax expense. Income tax expense for the quarter ended March 31, 2009 was $4.6 million, an increase of $2.5 million from $2.1 million for the quarter ended March 31, 2008. This increase was primarily attributable to increased income before income taxes. Our effective tax rate was 40.0% during the first quarter of 2009 compared to 38.6% during the first quarter of 2008. This slight increase is the result of income before taxes growing in excess of our permanent tax deductions.
Net income. Our net income for the quarter ended March 31, 2009 was $6.9 million, an increase of $3.6 million, or 109.0%, as compared to net income of $3.3 million for the quarter ended March 31, 2008, due to the factors discussed above.
Seasonality
Our net revenue and operating results normally fluctuate as a result of seasonal variations in our business, principally due to changes in enrollment. Student population varies as a result of new enrollments, graduations, and student attrition. A portion of our traditional students do not attend courses during the summer months (June through August), which affects our results for our second and third fiscal quarters. Since a significant amount of our campus costs are fixed, the lower revenue resulting from the decreased enrollment has historically contributed to operating losses during those periods. As we increase the relative proportion of our online students, we expect this summer effect to lessen. Partially offsetting this summer effect in the third quarter has been the sequential quarterly increase in enrollments that has occurred as a result of the traditional fall school start. This increase in enrollments also has occurred in the first quarter, corresponding to calendar year matriculation. In addition, we typically experience higher net revenue in the fourth quarter due to its overlap with the semester encompassing the traditional fall school start and in the first quarter due to its overlap with the first semester of the calendar year. A portion of our expenses do not vary proportionately with fluctuation in net revenue, resulting in higher operating income in the first and fourth quarters relative to other quarters. We expect quarterly fluctuation in operating results to continue as a result of these seasonal patterns.
Liquidity and Capital Resources
Liquidity. We financed our operating activities and capital expenditures during the quarter ended March 31, 2008, and 2009 primarily through cash provided by operating activities. Our unrestricted cash, cash equivalents, and marketable securities were $33.8 million, $68.3 million, and $35.2 million at March 31, 2008 and 2009 and December 31, 2008, respectively. Our restricted cash, cash equivalents and investments at March 31, 2008 and 2009 and December 31, 2008 were $9.0 million, $4.4 million and $5.6 million, respectively.
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
Cash Flows
Operating Activities. Net cash provided by operating activities for the quarter ended March 31, 2009 was $36.6 million as compared to $18.5 million for the quarter ended March 31, 2008 primarily due to increased enrollment.
Investing Activities. Net cash used in investing activities was $3.0 million and $3.3 million for the quarters ended March 31, 2008, and 2009, respectively. Our cash used in investing activities is primarily related to the purchase of property, and equipment, leasehold improvements, and changes in restricted cash and cash equivalents. Capital expenditures were $1.6 million and $4.5 million for the quarters ended March 31, 2008, and 2009, respectively. Capital expenditures primarily consist of computer equipment, leasehold improvements, and office furniture and fixtures to support our increasing employee headcounts.

Financing Activities. Net cash used in financing activities was $0.6 million and $0.1 million for the quarters ended March 31, 2008 and 2009, respectively. During the first quarter of 2008 principal payments on notes payable, capital lease obligations and our line of credit were offset by proceeds from preferred stock issuances. During the first quarter of 2009, principal payments on notes payable and capital lease obligations were offset by cash received from exercise of stock options.
Contractual Obligations
There have been no material changes in our contractual obligations and other commercial commitments other than in the ordinary course of business since the end of fiscal year 2008. Information regarding our contractual obligations and commercial commitments is provided in our Annual Report on Form 10-K for the year ended December 31, 2008.
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
We define Adjusted EBITDA as net income (loss) plus interest expense net of interest income, plus income tax expense (benefit), and plus depreciation and amortization (EBITDA), as adjusted for (i) royalty payments incurred pursuant to an agreement with our former owner that has been terminated as of April 15, 2008, (ii) management fees and expenses that are no longer paid, and (iii) share-based compensation.
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

In evaluating Adjusted EBITDA, you should be aware that in the future we may incur expenses similar to the adjustments described above. Our presentation of Adjusted EBITDA should not be construed as an inference that our future results will be unaffected by expenses that are unusual, non-routine, or non-recurring. Adjusted EBITDA has limitations as an analytical tool, and you should not consider it in isolation, or as a substitute for analysis of our results as reported under GAAP. Some of these limitations are that it does reflect:
•	cash expenditures for capital expenditures or contractual commitments;
•	changes in, or cash requirements for, our working capital requirements;
•	interest expense, or the cash requirements necessary to service interest or principal payments on our indebtedness;
•	the cost or cash required to replace assets that are being depreciated or amortized; and
•	the impact on our reported results of earnings or charges resulting from (i) royalties to our prior owner, including amortization of royalties prepaid in connection with our settlement, (ii) management fees and expenses that were payable until completion of our public offering, and (iii) share-based compensation.
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
The following table presents data relating to Adjusted EBITDA, which is a non-GAAP measure, for the periods indicated:

	Three Months Ended
	March 31,
(In thousands)	2008	2009
	(Unaudited)
Net income	$3,303	$6,904
Plus: interest expense net of interest income	561	559
Plus: income tax expense (benefit)	2,076	4,593
Plus: depreciation and amortization	1,090	1,632

EBITDA	7,030	13,688

Plus: royalty to former owner(a)	1,022	74
Plus: management fees and expenses(b)	115	—
Plus: share-based compensation(c)	—	764

Adjusted EBITDA	$8,167	$14,526

(a)	Reflects the royalty fee arrangement with the former owner of Grand Canyon University in which we agreed to pay a stated percentage of cash revenue generated by our online programs. As a result of the settlement of a dispute with the former owner, we are no longer obligated to pay this royalty, although the settlement includes a prepayment of future royalties that will be amortized in 2009 and future periods.

(b)	Reflects management fees and expenses of $0.1 million for the quarter ended March 31, 2008 to the general partner of the Endeavour Entities. The agreement relating to this arrangement has been terminated.

(c)	Reflects share based compensation expense recorded in the first quarter of 2009, related to share-based compensation for stock options granted to employees and directors in connection with our initial public offering.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
Impact of inflation. We believe that inflation has not had a material impact on our results of operations for the three months ended March 31, 2008, or 2009. There can be no assurance that future inflation will not have an adverse impact on our operating results and financial condition.
Market risk. We have no derivative financial instruments or derivative commodity instruments. We invest cash in excess of current operating requirements in short term certificates of deposit and money market instruments in multiple financial institutions.
Interest rate risk. We manage interest rate risk by investing excess funds in cash equivalents and AAA-rated marketable securities bearing variable interest rates, which are tied to various market indices. Our future investment income may fall short of expectations due to changes in interest rates or we may suffer losses in principal if we are forced to sell securities that have declined in market value due to changes in interest rates. At March 31, 2009, a 10% increase or decrease in interest rates would not have a material impact on our future earnings, fair values, or cash flows. All of our notes payable and capital lease obligations are fixed rate instruments and are not subject to fluctuations in interest rates.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
We carried out an evaluation, under the supervision and with the participation of our management, including the chief executive officer and the chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based upon that evaluation, our chief executive officer and chief financial officer concluded that the company’s disclosure controls and procedures are effective, as of March 31, 2009, in ensuring that material information relating to us required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in reports it files or submits under the Exchange Act is accumulated and communicated to management, including its principal executive officer or officers and principal financial officer or officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting.
There was no change in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION
Item 1. Legal Proceedings
We were previously a party to a dispute with SunGard Higher Education Managed Services Inc. (“SunGard”). On October 22, 2008, an arbitration panel issued a final award pursuant to which the Company and SunGard were awarded damages, with a net award to SunGard in the amount of approximately $250,000 plus interest. The arbitration panel also held that each party would be responsible for its own attorneys’ fees and that the parties would equally share the arbitration costs. On January 14, 2009, we entered into a settlement agreement with SunGard regarding payment of the arbitration award and effecting a mutual release between the parties regarding all claims that were brought, or could have been brought, in the litigation and related arbitration, and all administrative matters relating to this dispute have been resolved. Therefore, as of March 31, 2009 there are no reserves for litigation related to this matter.
On August 14, 2008, the OIG served an administrative subpoena on Grand Canyon University requiring us to provide certain records and information related to performance reviews and salary adjustments for all of our enrollment counselors and managers from January 1, 2004 to the present. We are cooperating with the OIG to facilitate its investigation and are nearing completion of our rolling responsive document production, which commenced in September 2008. We cannot presently predict the ultimate outcome of the investigation or any liability or other sanctions that may result.
On September 11, 2008, we were served with a qui tam lawsuit that had been filed against us in August 2007 in the United States District Court for the District of Arizona by a then-current employee on behalf of the federal government. All proceedings in the lawsuit had been under seal until September 5, 2008, when the court unsealed the first amended complaint, which was filed on August 11, 2008. The qui tam lawsuit alleges, among other things, that we violated the False Claims Act by knowingly making false statements, and submitting false records or statements, from at least 2001 to the present, to get false or fraudulent claims paid or approved, and asserts that we improperly compensated certain of our enrollment counselors in violation of the Title IV law governing compensation of such employees, and as a result, improperly received Title IV program funds. The complaint specifically alleges that some of our compensation practices with respect to our enrollment personnel, including providing non-cash awards, have violated the Title IV law governing compensation. While we believe that the compensation policies and practices at issue in the complaint have not been based on success in enrolling students in violation of applicable law, the Department of Education’s regulations and interpretations of the incentive compensation law do not establish clear criteria for compliance in all circumstances, and some of these practices, including the provision of non-cash awards, are not within the scope of any explicit “safe harbor” provided in the compensation regulations. The complaint seeks treble the amount of unspecified damages sustained by the federal government in connection with our receipt of Title IV funding, a civil penalty for each violation of the False Claims Act, attorneys’ fees, costs, and interest. While our motion to dismiss the qui tam lawsuit has been denied, we are currently conducting discovery and plan to vigorously contest the lawsuit.
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
Item 1A. Risk Factors
Other than with respect to the risk factors below, there have been no material changes to the risk factors disclosed in the “Risk Factors” section of our Annual Report on Form 10-K for the year ended December 31, 2008.

We would lose our ability to participate in the Title IV programs if we fail to maintain our institutional accreditation, and our student enrollments could decline if we fail to maintain any of our accreditations or approvals.
An institution must be accredited by an accrediting commission recognized by the Department of Education in order to participate in the Title IV programs. We have institutional accreditation by the Higher Learning Commission, which is an accrediting commission recognized by the Department of Education. To remain accredited, we must continuously meet accreditation standards relating to, among other things, performance, governance, institutional integrity, educational quality, faculty, administrative capability, resources, and financial stability. We were reaccredited by the Higher Learning Commission in 2007 for the maximum term of 10 years. While the Higher Learning Commission concluded that we were in compliance with its accreditation standards, it did note certain deficiencies to be addressed by us. In February 2009, we filed a monitoring report with the Higher Learning Commission addressing our progress in resolving these deficiencies. In March 2009, we received confirmation from the Higher Learning Commission our monitoring report was accepted and no further reports are required. If we fail to satisfy any of the Higher Learning Commission’s standards, we could lose our accreditation by the Higher Learning Commission, which would cause us to lose our eligibility to participate in the Title IV programs and could cause a significant decline in our total student enrollments and have a material adverse effect on us. In addition, many of our individual educational programs are also accredited by specialized accrediting commissions or approved by specialized state agencies. If we fail to satisfy the standards of any of those specialized accrediting commissions or state agencies, we could lose the specialized accreditation or approval for the affected programs, which could result in materially reduced student enrollments in those programs and have a material adverse effect on us.
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
The Higher Learning Commission considered our initial public offering to be a change in control under its policies. While we obtained the Higher Learning Commission’s approval to consummate the offering, as a result of its determination that the public offering constituted a change in control, the Higher Learning Commission informed us that it would conduct a site visit to confirm the appropriateness of the approval and to evaluate whether we continue to meet the Higher Learning Commission’s eligibility criteria. The Higher Learning Commission conducted its site visit in March 2009 and determined, among other things, that the initial public offering was conducted in a manner that did not disrupt the ongoing operations of the University and that no further action would be required as a result of the change in control.
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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Recent Sales of Unregistered Securities
None.
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
None.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Submission of Matters to a Vote of Security Holders
None.
Item 5. Other Information
None.
Item 6. Exhibits
(a) Exhibits

Number	Description	Method of Filing
3.1	Amended and Restated Certificate of Incorporation.	Incorporated by reference to Exhibit 3.1 to Amendment No. 6 to the Company’s Registration Statement on Form S-1 filed with the SEC on November 12, 2008.

3.2	Amended and Restated Bylaws.	Incorporated by reference to Exhibit 3.2 to Amendment No. 6 to the Company’s Registration Statement on Form S-1 filed with the SEC on November 12, 2008.

4.1	Specimen of Stock Certificate.	Incorporated by reference to Exhibit 4.1 to Amendment No. 2 to the Company’s Registration Statement on Form S-1 filed with the SEC on September 29, 2008.

4.2	Amended and Restated Investor Rights Agreement, dated September 17, 2008, by and among Grand Canyon Education, Inc. and the other parties named therein.	Incorporated by reference to Exhibit 4.2 to Amendment No. 2 to the Company’s Registration Statement on Form S-1 filed with the SEC on September 29, 2008.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. †	Filed herewith.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. †	Filed herewith.

†	This certification is being furnished solely to accompany this report pursuant to 18 U.S.C. Section 1350, and is not being filed for purposes of Section 18 of the Exchange Act, and is not to be incorporated by reference into any filings of the Company, whether made before or after the date hereof, regardless of any general incorporation language in such filing.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GRAND CANYON EDUCATION, INC.
Date: April 27, 2009	By:	/s/ Daniel E. Bachus
Daniel E. Bachus
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

EXHIBIT INDEX

Number	Description	Method of Filing
3.1	Amended and Restated Certificate of Incorporation.	Incorporated by reference to Exhibit 3.1 to Amendment No. 6 to the Company’s Registration Statement on Form S-1 filed with the SEC on November 12, 2008.

3.2	Amended and Restated Bylaws.	Incorporated by reference to Exhibit 3.2 to Amendment No. 6 to the Company’s Registration Statement on Form S-1 filed with the SEC on November 12, 2008.

4.1	Specimen of Stock Certificate.	Incorporated by reference to Exhibit 4.1 to Amendment No. 2 to the Company’s Registration Statement on Form S-1 filed with the SEC on September 29, 2008.

4.2	Amended and Restated Investor Rights Agreement, dated September 17, 2008, by and among Grand Canyon Education, Inc. and the other parties named therein.	Incorporated by reference to Exhibit 4.2 to Amendment No. 2 to the Company’s Registration Statement on Form S-1 filed with the SEC on September 29, 2008.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. †	Filed herewith.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. †	Filed herewith.

†	This certification is being furnished solely to accompany this report pursuant to 18 U.S.C. Section 1350, and is not being filed for purposes of Section 18 of the Exchange Act, and is not to be incorporated by reference into any filings of the Company, whether made before or after the date hereof, regardless of any general incorporation language in such filing.