Form 10-Q
period 2009-06-30
Grand Canyon Education, Inc.
filed 2009-08-03
CIK 1434588

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2009
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission File Number: 001-34211

GRAND CANYON EDUCATION, INC.
(Exact name of registrant as specified in its charter)

DELAWARE (State or other jurisdiction of Incorporation or organization)	20-3356009 (I.R.S. Employer Identification No.)
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The total number of shares of common stock outstanding as of July 30, 2009, was 44,595,794.

GRAND CANYON EDUCATION, INC.
FORM 10-Q
INDEX

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements
GRAND CANYON EDUCATION, INC.
Statements of Operations

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands, except per share amounts)	2009	2008	2009	2008
	Unaudited
Net revenue	$59,400	$34,566	$118,364	$70,275
Costs and expenses:
Instructional costs and services	20,047	12,408	38,379	24,028
Selling and promotional, including $1,779 and $1,413 for the three months ended June 30, 2009 and 2008, respectively, and $3,391 and $2,925 for the six months ended June 30, 2009 and 2008, respectively, to related parties	20,631	14,887	40,301	27,473
General and administrative	8,688	6,419	17,521	10,960
Royalty to former owner	74	466	148	1,488

Total costs and expenses	49,440	34,180	96,349	63,949

Operating income	9,960	386	22,015	6,326
Interest expense	(420)	(694)	(1,087)	(1,507)
Interest income	121	179	229	432

Income (loss) before income taxes	9,661	(129)	21,157	5,251
Income tax expense (benefit)	3,846	(49)	8,439	2,027

Net income (loss)	5,815	(80)	12,718	3,224
Preferred dividends	—	(268)	—	(521)

Net income (loss) available to common stockholders	$5,815	$(348)	$12,718	$2,703

Net income (loss) per common share:
Basic	$0.13	$(0.02)	$0.28	$0.14

Diluted	$0.13	$(0.02)	$0.28	$0.08

Shares used in computing net income (loss) per common share:
Basic	44,846	19,142	45,159	19,089

Diluted	45,051	19,142	45,437	32,623

The accompanying notes are an integral part of these financial statements.

GRAND CANYON EDUCATION, INC.
Balance Sheets

	June 30,	December 31,
(In thousands, except share data)	2009	2008
	(Unaudited)
ASSETS:
Current assets
Cash and cash equivalents	$24,742	$35,152
Restricted cash and cash equivalents	6,230	2,197
Accounts receivable, net of allowance for doubtful accounts of $7,110 and $6,356 at June 30, 2009 and December 31, 2008, respectively	10,612	9,442
Income taxes receivable	1,398	1,576
Deferred income taxes	3,087	2,603
Other current assets	2,330	2,629

Total current assets	48,399	53,599
Property and equipment, net	58,146	41,399
Restricted cash and investments (of which $0 and $2,928 is restricted at June 30, 2009 and December 31, 2008, respectively)	483	3,403
Prepaid royalties	7,677	8,043
Goodwill	2,941	2,941
Deferred income taxes	8,216	7,404
Other assets	644	201

Total assets	$126,506	$116,990

LIABILITIES AND STOCKHOLDERS’ EQUITY:
Current liabilities
Accounts payable	$9,753	$5,770
Accrued liabilities	11,178	9,674
Income taxes payable	67	172
Deferred revenue and student deposits	20,183	14,262
Due to related parties	1,666	1,197
Current portion of capital lease obligations	801	1,125
Current portion of notes payable	2,108	357

Total current liabilities	45,756	32,557
Capital lease obligations, less current portion	1,212	29,384
Notes payable, less current portion and other	25,573	1,459

Total liabilities	72,541	63,400

Commitments and contingencies
Stockholders’ equity
Preferred stock, $0.01 par value, 10,000,000 shares authorized; 0 shares issued and outstanding at June 30, 2009 and December 31, 2008	—	—
Common stock, $0.01 par value, 100,000,000 shares authorized; 44,576,417 and 45,465,160 shares issued and outstanding at June 30, 2009 and December 31, 2008, respectively	446	455
Additional paid-in capital	52,469	64,808
Accumulated other comprehensive income	21	16
Accumulated earnings (deficit)	1,029	(11,689)

Total stockholders’ equity	53,965	53,590

Total liabilities and stockholders’ equity	$126,506	$116,990

The accompanying notes are an integral part of these financial statements.

GRAND CANYON EDUCATION, INC.
Statement of Stockholders’ Equity
(In thousands, except share data)
(Unaudited)

				Accumulated
			Additional	Other	Accumulated
	Common Stock		Paid-in	Comprehensive	Earnings
	Shares	Par Value	Capital	Income	(Deficit)	Total
Balance at December 31, 2008	45,465,160	$455	$64,808	$16	$(11,689)	$53,590
Net income	—	—	—	—	12,718	12,718
Unrealized losses on available for-sale securities, net of taxes of $3	—	—	—	5	—	5

Comprehensive income						12,723
Share-based compensation	—	—	1,577	—	—	1,577
Exercise of stock options	20,605	—	247	—	—	247
Excess tax benefits from share-based compensation	—	—	323	—	—	323
Repurchase and retirement of shares of the Company’s common stock	(909,348)	(9)	(14,486)	—	—	(14,495)

Balance at June 30, 2009	44,576,417	$446	$52,469	$21	$1,029	$53,965

The accompanying notes are an integral part of these financial statements.

GRAND CANYON EDUCATION, INC.
Statements of Cash Flows

	Six Months Ended June 30,
(In thousands)	2009	2008
	(Unaudited)
Cash flows provided by (used in) operating activities:
Net income	$12,718	$3,224
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Share-based compensation	1,577	—
Excess tax benefits from share-based compensation	(9)	—
Provision for bad debts	6,587	4,052
Depreciation and amortization	3,386	2,269
Deferred income taxes	(1,296)	(186)
Other	(14)	(112)
Changes in assets and liabilities:
Accounts receivable	(7,757)	(3,868)
Prepaid expenses and other	333	(266)
Due to/from related parties	469	288
Accounts payable	2,942	619
Accrued liabilities	1,729	576
Income taxes receivable/payable	396	1,405
Deposit with former owner	—	3,000
Royalty payable to former owner	—	(7,428)
Prepaid royalties to former owner	—	(5,920)
Deferred revenue and student deposits	5,921	604

Net cash provided by (used in) operating activities	26,982	(1,743)

Cash flows used in investing activities:
Capital expenditures	(11,111)	(3,504)
Purchase of campus land and buildings	(35,505)	—
Change in restricted cash and cash equivalents	(1,108)	2,064
Purchases of investments	—	(2,499)
Proceeds from sale or maturity of investments	—	2,470

Net cash used in investing activities	(47,724)	(1,469)

Cash flows provided by (used in) financing activities:
Principal payments on notes payable and capital lease obligations	(976)	(719)
Proceeds from debt	25,547	—
Repurchase of common shares	(14,495)	—
Repayment on line of credit	—	(6,000)
Proceeds from related party payable on preferred stock	—	5,725
Repurchase of Institute Warrant	—	(6,000)
Repurchase of Institute Note Payable	—	(1,250)
Amount paid related to initial public offering	—	(2,484)
Excess tax benefits from share-based compensation	9	—
Net proceeds from exercise of stock options	247	—

Net cash provided by (used in) financing activities	10,332	(10,728)

Net decrease in cash and cash equivalents	(10,410)	(13,940)
Cash and cash equivalents, beginning of period	35,152	18,930

Cash and cash equivalents, end of period	$24,742	$4,990

Supplemental disclosure of cash flow information
Cash paid for interest	$1,276	$2,382
Cash paid for income taxes	$9,402	$762
Supplemental disclosure of non-cash investing and financing activities
Purchase of equipment through notes payable and capital lease obligations	$2,116	$760
Purchases of property and equipment included in accounts payable	$1,041	$479
Settlement of capital lease obligation	$30,020	$—
Tax benefit of Spirit warrant intangible	$314	$—
Value assigned to Blanchard shares	$—	$2,996
Assumption of future obligations under gift annuities	$—	$887
Accretion of dividends on Series C convertible preferred stock	$—	$521
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
2. Summary of Significant Accounting Policies
Unaudited Interim Financial Information
The accompanying unaudited interim financial statements of the Company have been prepared in accordance with U.S. generally accepted accounting principles, consistent in all material respects with those applied in its financial statements included in its Annual Report on Form 10-K for the year ended December 31, 2008. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. Such interim financial information is unaudited but reflects all adjustments that in the opinion of management are necessary for the fair presentation of the interim periods presented. Interim results are not necessarily indicative of results for a full year. This Quarterly Report on Form 10-Q should be read in conjunction with the Company’s financial statements and footnotes included in its Annual Report on Form 10-K for the year ended December 31, 2008.
Revenue Recognition
Net revenues consist primarily of tuition and fees derived from courses taught by the Company online, at its traditional campus in Phoenix, Arizona, and onsite at facilities of employers, as well as from related educational resources such as access to online materials. Tuition revenue and most fees and related educational resources are recognized monthly over the applicable period of instruction, net of scholarships provided by the Company.
Derivatives and Hedging
Derivative financial instruments are recorded on the balance sheet as assets or liabilities and re-measured at fair value at each reporting date. For derivatives designated as cash flow hedges, the effective portion of the gain or loss on the derivative is reported as a component of other comprehensive income and reclassified into earnings in the same period or period during which the hedged transaction affects earnings. Gains and losses on the derivative representing either hedge ineffectiveness or hedge components excluded from the assessment of effectiveness are recognized in current earnings.
Derivative financial instruments enable the Company to manage its exposure to interest rate risk. The Company does not engage in any derivative instrument trading activity. Credit risk associated with the Company’s derivatives is limited to the risk that a derivative counterparty will not perform in accordance with the terms of the contract. Exposure to counterparty credit risk is considered low because these agreements have been entered into with major credit-worthy institutions with strong credit ratings, and they are expected to perform fully under the terms of the agreements.
On June 30, 2009, the Company entered into two derivative agreements to manage its 30 Day LIBOR interest exposure related to its variable rate debt, which commenced in April 2009 until maturity in April 2014. The fair value of the corridor derivative asset as of June 30, 2009 was $164 and is included in Other assets. The fair value of the forward starting interest rate swap is $0 as of June 30, 2009. These derivative instruments were designated and formally documented as cash flow hedges of variable rate debt obligations.
The corridor instrument hedges variable interest rate risk starting July 1, 2009 through April 30, 2014 with a notional amount of $12,695 as of June 30, 2009. The corridor instrument permits the Company to hedge its interest rate risk at several thresholds; the Company will pay variable interest rates based on the 30 Day LIBOR rates monthly until that index reaches 4%. If 30 Day LIBOR is equal to 4% through 6%, the Company will pay 4%. If 30 Day LIBOR exceeds 6%, the Company will pay actual 30 Day LIBOR less 2%. This reduces the Company’s exposure to potentially increased interest rate risk.
The forward starting interest rate swap commences on May 1, 2010 and continues each month thereafter until April 30, 2014 and has an initial notional amount of $11,982. The Company will receive 30 Day LIBOR and pay 3.245% fixed interest on the amortizing notional amount. Therefore, the Company has hedged its exposure to future variable rate cash flows in the future through April 30, 2014.
As of June 30, 2009 no derivative ineffectiveness was identified. Any ineffectiveness in the Company’s derivative instruments designated as hedges would be reported in Interest expense in the statement of operations.
Fair Value of Financial Instruments
As of June 30, 2009, the carrying value of cash and cash equivalents, accounts receivable, account payable and accrued expenses approximate their fair value based on the liquidity or the short-term maturities of these instruments. The carrying value of debt approximates fair value as it is based on variable rate index. The carrying value of capital lease obligations approximate fair value based upon market interest rates available to the Company for debt of similar risk and maturities. The fair value of investments was determined using Statement of Financial Accounting Standard (“SFAS”) No. 157, “Fair Value Measurements,” Level 1 of the hierarchy of valuation inputs, with the use of observable market prices in the active market. The Company’s investment portfolio is primarily comprised of money market funds with AAA rating at more than one financial institution. Derivative financial instruments are carried at fair market value, determined using Level 2 of the hierarchy of valuation inputs, with the use of inputs other than quoted prices that are observable for the asset or liability.
Comprehensive Income
Total comprehensive income includes net income and other comprehensive income (loss), which consists solely of unrealized gains and losses on available-for-sale investments. Total comprehensive income for the six months ended June 30, 2009 and 2008 was $12,723 and $3,155, respectively.
Use of Estimates
The preparation of financial statements in conformity with U.S. generally accepted accounting principles in the United States requires management to make estimates and assumptions that affect the reported amounts in the financial statements and accompanying notes. Actual results could differ from those estimates.

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
Recent Accounting Pronouncements
In April 2009, the Financial Accounting Standards Board (“FASB”) issued Financial Statement Position (“FSP”) No. FAS 107-1 and Accounting Principal Board (“APB”) No. 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (“FSP FAS 107-1” and “APB 28-1”). This statement increases the frequency of fair value disclosures from annual only to quarterly. FSP FAS 107-1 and APB 28-1 is effective for interim periods ending after June 15, 2009 and is effective for the Company with respect to this Form 10-Q. The Company’s adoption of FSP FAS 107-1 and APB 28-1 did not have a material impact on its financial condition, results of operations or disclosures.
In May 2009, the FASB issued SFAS No. 165, “Subsequent Events” (“SFAS No. 165”), which provides guidance for management of reporting entities relating to the accounting for and disclosures of events that occur after the balance sheet date but before the financial statements are issued or are available to be issued. SFAS No. 165 requires entities to disclose the date through which subsequent events were evaluated as well as the rationale for the date selection. SFAS No. 165 is effective for interim and annual periods ending after June 15, 2009. Management has evaluated subsequent events for this interim reporting period through August 3, 2009. Given the centralization of operations and location of key management personnel, the Company believes this is a reasonable date through which to evaluate subsequent events. The adoption of SFAS No. 165 did not have an impact on the Company’s financial condition, results of operations or disclosures.
In June 2009, the FASB approved the “FASB Accounting Standards Codification” (“Codification”) as the single authoritative source for United States Generally Accepted Accounting Principles (“U.S. GAAP”). The Codification, which was launched on July 1, 2009, does not change current U.S. GAAP, but is intended to simplify user access by providing all authoritative U. S. GAAP in one location. All existing accounting standard documents will be superseded and all other accounting literature not included in the Codification will be considered nonauthoritative. The Codification is effective for interim and annual periods ending after September 15, 2009. The Codification is effective for the Company for the interim period ending September 30, 2009 and will not have an impact on the Company’s financial condition or results of operations.
3. Spirit Transaction
On April 28, 2009, the Company acquired the land and buildings that comprise its ground campus and 909,348 shares of its common stock from Spirit Master Funding, LLC and Spirit Management Company, respectively (collectively, “Spirit”) for an aggregate purchase price of $50,000. Prior to the acquisition, the Company had leased the land and buildings from Spirit, accounting for the land as an operating lease and the buildings and improvements as capital lease obligations. To finance a portion of the purchase, the Company entered into a loan agreement with a financial institution pursuant to which it borrowed $25,675. Under the terms of the loan agreement, the Company will make principal payments in equal monthly installments of $143 plus accrued interest at 30 day LIBOR plus 3.5% (approximately 3.82% at June 30, 2009). All remaining unpaid principal is due on April 30, 2014. The loan agreement contains standard covenants, including covenants that, among other things, restrict the Company’s ability to incur additional debt or make certain investments, require the Company to maintain compliance with certain applicable regulatory standards, and require the Company to maintain a certain financial condition. Indebtedness under the loan agreement is secured by the land and buildings that comprise the Company’s ground campus. As of June 30, 2009, the Company is in compliance with its debt covenants.
The Company allocated $14,495 of the purchase price to the repurchase of its common stock and the remaining $35,505 to the land and buildings. Additionally, the Company removed the building and improvement assets and related capital lease obligations of $29,796 and applied the deferred gain of $1,429 as a reduction to the new building value.
4. Earnings Per Share
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

	Three Months Ended June 30,		Six Month Ended June 30,
	2009	2008	2009	2008
Denominator:

Basic common shares outstanding	44,846,224	19,142,399	45,158,536	19,089,004

Effect of dilutive preferred stock	—	—	—	10,870,178

Effect of dilutive warrants and contingently issuable common stock	—	—	—	2,625,788

Effect of dilutive stock options and restricted stock	204,395	—	278,388	38,346

Diluted common shares outstanding	45,050,619	19,142,399	45,436,924	32,623,316

For the three months ended June 30, 2008, approximately 10,870,178 shares of preferred stock and 1,382,126 of warrants were excluded from the calculation of diluted earnings per share as their inclusion would have been anti-dilutive given the net loss.
5. Valuation and Qualifying Accounts

	Balance at			Balance at
	Beginning of	Charged to		End of
	Year	Expense	Deductions(1)	Period
Allowance for doubtful accounts receivable:
Six months ended June 30, 2009	$6,356	6,587	(5,833)	$7,110
Six months ended June 30, 2008	$12,158	4,052	(768)	$15,442

(1)	Deductions represent accounts written off, net of recoveries.
6. Accrued Liabilities
Accrued liabilities consist of the following:

	June 30,	December 31,
	2009	2008
Accrued compensation and benefits	$7,317	$5,340
Accrued interest	94	284
Deferred rent	39	34
Tax reserves, non-income tax related	233	710
FIN 48 accrual	244	299
Other accrued expenses	3,251	3,007

	$11,178	$9,674

7. Commitments and Contingencies
Leases
The Company leases certain land, buildings and equipment under non-cancelable operating leases expiring at various dates through 2015. Future minimum lease payments under operating leases due each year are as follows at June 30, 2009:

2009	$1,590
2010	3,791
2011	3,491
2012	2,996
2013	2,846
Thereafter	13,055

Total minimum payments	$27,769

Total rent expense and related taxes and operating expenses under operating leases for the six months ended June 30, 2009 and 2008 were $2,376 and $1,097, respectively.
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

GRAND CANYON EDUCATION, INC.
Notes to Financial Statements
(In thousands, except share and per share data)
(Unaudited)
We were previously a party to a dispute with SunGard Higher Education Managed Services Inc. (“SunGard”). On October 22, 2008, an arbitration panel issued a final award pursuant to which the Company and SunGard were awarded damages, with a net award to SunGard in the amount of approximately $250 plus interest. The arbitration panel also held that each party would be responsible for its own attorneys’ fees and that the parties would equally share the arbitration costs. On January 14, 2009, we entered into a settlement agreement with SunGard regarding payment of the arbitration award and effecting a mutual release between the parties regarding all claims that were brought, or could have been brought, in the litigation and related arbitration, and all administrative matters relating to this dispute have been resolved. Therefore, as of June 30, 2009 there are no reserves for litigation related to this matter.
On August 14, 2008, the Office of Inspector General of the United States Department of Education (“OIG”) served an administrative subpoena on the Company requiring it to provide certain records and information related to performance reviews and salary adjustments for all of its enrollment counselors and managers from January 1, 2004 to the present. The Company is cooperating with the OIG to facilitate its investigation and has completed production of all requested documents. The Company cannot presently predict the ultimate outcome of the investigation or any liability or other sanctions that may result.
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
Tax Reserves, Non-Income Tax Related
From time to time the Company has exposure to various non-income tax related matters that arise in the ordinary course of business. At June 30, 2009 and December 31, 2008, the Company had reserved approximately $233 and $710, respectively, for tax matters where its ultimate exposure is considered probable and the potential loss can be reasonably estimated. During the three months ended June 30, 2009, a non-income tax related matter related to the Company’s classification of its online faculty as independent contractors was resolved with the Internal Revenue Service (“IRS”) and, effective July 1, 2009, all faculty for the Company will be treated as employees. The Company had reserved $235 related to this matter, which approximated the amount paid.
8. Income Taxes
The Company’s uncertain tax positions are related to tax years that remain subject to examination by tax authorities. As of June 30, 2009, the earliest tax year still subject to examination for federal and state purposes was 2005. During the second quarter ended June 30, 2008, the IRS commenced an examination of the Company’s 2005 income tax return.
During the three months ended June 30, 2009, the Company revised its approach for the treatment of excess tax benefits in 2009 generated in connection with the exercise of a warrant to purchase the Company’s common stock. This exercise generated a leasehold intangible for income tax purposes that will be amortized over the life of the original term of the lease agreement. Given that the tax benefit related to an equity transaction, the benefit of this deduction has been and will continue to be recorded as a credit to additional paid-in capital as it is realized by the related deduction reducing income taxes that would otherwise be paid.
9. Share-Based Compensation
On September 27, 2008 the Company’s shareholders approved the adoption of the 2008 Equity Incentive Plan (“Incentive Plan”) and the 2008 Employee Stock Purchase (“ESPP”). A total of 4,199,937 shares of the Company’s common stock were originally authorized for issuance under the Incentive Plan. On January 1, 2009 and in accordance with the terms of the Incentive Plan, the number of shares authorized for issuance under the Incentive Plan automatically increased by 2.5% of the number of shares of common stock issued and outstanding on December 31, 2008, or 1,136,629 shares, raising the total number of shares of common stock authorized for issuance under the Incentive Plan to 5,336,566 shares. Although the ESPP has not yet been implemented, a total of 1,049,984 shares of the Company’s common stock have been authorized for sale under the ESPP.
The table below reflects the Company’s share-based compensation expense recognized in the three and six months ended June 30, 2009 and 2008 related to stock options granted under the Incentive Plan:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
Instructional costs and services	$90	$—	$173	$—
Selling and promotional	43	—	78	—
General and administrative	662	—	1,305	—

Stock-based compensation expense included in operating expenses	795	—	1,556	—
Tax effect of share-based compensation	(318)	—	(622)	—

Share-based compensation expense, net of tax	$477	$—	$934	$—

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
To participate in the Title IV programs, an institution must be authorized to offer its programs of instruction by the relevant agency of the state in which it is located, accredited by an accrediting agency recognized by the Department of Education and certified as eligible by the Department of Education. The Department of Education will certify an institution to participate in the Title IV programs only after the institution has demonstrated compliance with the Higher Education Act and the Department of Education’s extensive regulations regarding institutional eligibility. An institution must also demonstrate its compliance to the Department of Education on an ongoing basis. The Company submitted its application for recertification in March 2008 in anticipation of the expiration of its provisional certification on June 30, 2008. The Department of Education did not make a decision on the Company’s recertification application by June 30, 2008, and therefore the Company’s participation in the Title IV programs has been automatically extended on a month-to-month basis until the Department of Education makes its decision. As of December 31, 2008 and June 30, 2009, management believes the Company is in compliance with the applicable regulations in all material respects.
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
The Higher Learning Commission considered the Company’s initial public offering to be a change in control under its policies. While we obtained the Higher Learning Commission’s approval to consummate the offering, as a result of its determination that the public offering constituted a change in control, the Higher Learning Commission informed us that it would conduct a site visit to confirm the appropriateness of the approval and to evaluate whether we continue to meet the Higher Learning Commission’s eligibility criteria. The Higher Learning Commission conducted its site visit in March 2009 and determined, among other things, that the initial public offering was conducted in a manner that did not disrupt the ongoing operations of the University and that no further action would be required as a result of the change in control.
Because the Company operates in a highly regulated industry, it, like other industry participants, may be subject from time to time to investigations, claims of non-compliance, or lawsuits by governmental agencies or third parties, which allege statutory violations, regulatory infractions, or common law causes of action. While it is possible that regulatory agencies or third parties could undertake investigations or make claims against the Company, or that such claims, if made, could have a material adverse effect on the Company’s business, results of operations or financial condition, management believes it has materially complied with all regulatory requirements.

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

Overview
We are a regionally accredited provider of online postsecondary education services focused on offering graduate and undergraduate degree programs in our core disciplines of education, business, and healthcare. In addition to our online programs, we offer ground programs at our traditional campus in Phoenix, Arizona and onsite at the facilities of employers. In February 2004, several of our current stockholders acquired the assets of the school and converted its operations to a for-profit institution. Since then, we have enhanced our senior management team, expanded our online platform, increased our program offerings, and initiated a marketing and branding effort to further differentiate us in the markets in which we operate. We have also made investments to enhance our ground campus and student and technology support services. We believe the changes we have instituted, combined with our management expertise, provide a platform that will support continued enrollment and revenue growth.
At June 30, 2009, we had approximately 27,600 students, an increase of 67.3% over the approximately 16,500 students we had at June 30, 2008. At June 30, 2009, 95.0% of our students were enrolled in our online programs, and 50.1% were pursuing master’s or doctoral degrees. In addition, we increased tuition prices for students in our online and professional studies programs by 2.3% to 15.5% for our 2009-10 academic year, depending on program, with an estimated blended rate increase of approximately 5.0%, as compared to tuition price increases of 5.0% to 5.3% for the prior academic year. Tuition for our traditional ground programs increased 11.2% for our 2008-09 academic year, as compared to a tuition price increase of 16.0% for the prior academic year. Tuition for our traditional ground programs will increase 6.6% for our 2009-10 academic year. The benefits of the enrollment and tuition price increases were partially offset by the continuing mix shift towards online programs, which have a lower tuition price per credit hour and with respect to which our online students take fewer credit hours per semester than our traditional ground students. Operating income was $9.9 million for the quarter ended June 30, 2009, an increase of $9.5 million over the $0.4 million in operating income for the quarter ended June 30, 2008.
Critical Accounting Policies and Use of Estimates
Our critical accounting policies are disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2008. During the six months ended June 30, 2009, there have been no significant changes in our critical accounting policies.

The following is a summary of our student enrollment at June 30, 2009 and 2008 (which included less than 150 students pursuing non-degree certificates in each period) by degree type and by instructional delivery method:

	June 30,
	2009		2008
	# of Students	% of Total	# of Students	% of Total
Master’s or doctoral degree(1)	13,841	50.1%	10,051	60.9%
Bachelor’s degree	13,781	49.9%	6,459	39.1%

Total	27,622	100.0%	16,510	100.0%

	June 30,
	2009		2008
	# of Students	% of Total	# of Students	% of Total
Online	26,234	95.0%	14,847	89.9%
Ground(2)	1,388	5.0%	1,663	10.1%

Total	27,622	100.0%	16,510	100.0%

(1)	Includes 228 students pursuing doctoral degrees at June 30, 2009.

(2)	Includes a small number of our traditional ground students that are taking courses during the summer, as well as our professional students.
Factors affecting comparability
We have set forth below selected factors that we believe have had, or can be expected to have, a significant effect on the comparability of recent or future results of operations:
Public company expenses. In November 2008, we completed an initial public offering of shares of our common stock and our shares are listed for trading on the Nasdaq Global Market. As a result, we will now need to comply with laws, regulations, and requirements that we did not need to comply with as a private company, including certain provisions of the Sarbanes-Oxley Act of 2002, related SEC regulations, and the requirements of Nasdaq. Compliance with the requirements of being a public company has caused us to incur, and will continue to cause us to incur, increased general and administrative expenses related to salaries and fees paid to employees, legal counsel, and accountants to assist us in, among other things, external reporting, instituting and monitoring a more comprehensive compliance and board governance function, establishing and maintaining internal control over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act of 2002, and preparing and distributing periodic public reports in compliance with our obligations under the federal securities laws. In addition, being a public company has made it more expensive for us to obtain director and officer liability insurance. We estimate that incremental annual public company costs will be between $3.0 million and $4.0 million in fiscal 2009, which will primarily be reflected in general and administrative costs.

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
Management fees and expenses. In connection with an August 2005 investment in us led by Endeavour Capital Fund IV, L.P. and affiliates (collectively, the “Endeavour Entities”), we entered into a professional services agreement with the Endeavour Entities’ general partner. Concurrent with the completion of our initial public offering in November 2008, the professional services agreement terminated by its terms. For the three and six months ended June 30, 2008, we incurred $0.1 million and $0.2 million, respectively, in fees and expenses under this agreement.
Share-based and other executive compensation. Prior to becoming a public company, we had not granted or issued any stock-based compensation. Accordingly, we had not recognized any stock-based compensation expense in prior periods. On November 19, 2008, in connection with our initial public offering, we made substantial awards to our directors, officers, and employees. In addition, on May 19, 2009, the Company granted 2,491 shares of restricted common stock with a fair value of $14.05 and on March 3, 2009, the Company granted 1,307 shares of restricted common stock with a fair value of $15.30 per share to each of David J. Johnson and Jack A. Henry, each of whom was appointed to the Company’s board of directors in November 2008. As a result, we incurred share-based compensation expenses in the three and six months ended June 30, 2009 totaling $0.8 million and $1.6 million, respectively, and will continue to incur expense in future periods as compared to no share-based compensation in the quarters ending prior to September 30, 2008.
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
Spirit transaction and related borrowings. On April 28, 2009, we acquired the land and buildings that comprise our ground campus and 909,348 shares of our common stock from Spirit Master Funding, LLC and Spirit Management Company, respectively (collectively, “Spirit”) for an aggregate purchase price of $50 million. Prior to the acquisition, we had leased the land and buildings from Spirit, accounting for the land as an operating lease and the buildings and improvements as capital lease obligations. To finance a portion of the purchase, we entered into a loan agreement with a financial institution pursuant to which we borrowed $25.7 million. Under the terms of the loan agreement, we will make principal payments in equal monthly installments of approximately $143,000 plus accrued interest at 30 day LIBOR plus 3.5% (approximately 3.82% at June 30, 2009). All remaining unpaid principal is due on April 30, 2014. We allocated $14.5 million to the repurchase of our common stock and the remaining $35.5 million to the land and buildings. Additionally, we removed the building and improvement assets and related capital lease obligations of $30.0 million and applied the deferred gain of $1.4 million as a reduction to the new building value. Accordingly, interest expense will be lower starting in May 2009 as the effective interest rate for the capital lease obligations was approximately 8.7% as compared to variable rate debt at an effective interest rate of approximately 4.0% starting in May 2009.
Results of Operations
The following table sets forth statements of operations data as a percentage of net revenue for each of the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Net revenue	100.0%	100.0%	100.0%	100.0%
Operating expenses
Instructional cost and services	33.7	35.9	32.4	34.2
Selling and promotional	34.7	43.1	34.0	39.1
General and administrative	14.6	18.6	14.8	15.6
Royalty to former owner	0.1	1.3	0.1	2.1

Total operating expenses	83.2	98.9	81.4	91.0

Operating income	16.8	1.1	18.6	9.0
Interest expense	(0.7)	(2.0)	(0.9)	(2.1)
Interest income	0.2	0.5	0.2	0.6

Income (loss) before income taxes	16.3	(0.4)	17.9	7.5
Income tax expense (benefit)	6.5	(0.1)	7.1	2.9

Net income (loss)	9.8	(0.2)	10.7	4.6

Three Months Ended June 30, 2009 Compared to Three Months Ended June 30, 2008
Net revenue. Our net revenue for the quarter ended June 30, 2009 was $59.4 million, an increase of $24.8 million, or 71.8%, as compared to net revenue of $34.6 million for the quarter ended June 30, 2008. This increase was primarily due to increased online enrollment and, to a lesser extent, increases in the average tuition per student caused by tuition price increases and an increase in the average credits per student, partially offset by an increase in institutional scholarships. End-of-period enrollment increased 67.3% between June 30, 2009 and 2008, as we were able to continue our growth and increase our recruitment, marketing, and enrollment operations. The year-over-year increase in net revenue exceeded the year-over-year increase in enrollment due to an increase in the average revenue per student primarily due to tuition price increases partially offset by the continuing decrease in traditional ground students as a percentage of the total student base.
Instructional cost and services expenses. Our instructional cost and services expenses for the quarter ended June 30, 2009 were $20.1 million, an increase of $7.7 million, or 61.6%, as compared to instructional cost and services expenses of $12.4 million for the quarter ended June 30, 2008. This increase was primarily due to increases in instructional compensation and related expenses, faculty compensation, occupancy, depreciation and amortization, share-based compensation, and other miscellaneous instructional costs and services of $3.9 million, $1.9 million, $0.8 million, $0.4 million, $0.1 million, and $0.6 million, respectively. These increases are primarily attributable to the increased headcount (both staff and faculty) needed to provide student instruction and support services, including increased occupancy and equipment costs for the increased headcount, as a result of the increase in enrollments. Our instructional cost and services expenses as a percentage of net revenue decreased by 2.2% to 33.7% for the quarter ended June 30, 2009, as compared to 35.9% for the quarter ended June 30, 2008. This decrease was a result of the continued shift of our student population to online programs and our ability to leverage the relatively fixed cost structure of our campus-based facilities and ground faculty across an increasing revenue base, as well as increased class size, partially offset by an increase in employee compensation and related expenses as a percentage of revenue as we have increased the student to support personnel ratios to further improve the customer service to our students.
Selling and promotional expenses. Our selling and promotional expenses for the quarter ended June 30, 2009 were $20.6 million, an increase of $5.7 million, or 38.6%, as compared to selling and promotional expenses of $14.9 million for the quarter ended June 30, 2008. This increase was primarily due to increases in selling and promotional employee compensation and related expenses, advertising, occupancy, and other selling and promotional related costs of $2.2 million, $3.0 million, $0.4 million, and $0.1 million, respectively. These increases were driven by a substantial expansion in our marketing efforts following the removal of our growth restrictions by the Department of Education, which resulted in an increase in recruitment, marketing, and enrollment staffing, and expenses related to our revenue sharing arrangement. Our selling and promotional expenses as a percentage of net revenue decreased by 8.4% to 34.7% for the quarter ended June 30, 2009, from 43.1% for the quarter ended June 30, 2008. This decrease occurred as a result of an increase in the productivity of our enrollment counselors that were hired during the third and fourth quarters of 2008, coupled with our efforts to focus on pursuing higher quality leads to increase enrollment. In this regard, we incur immediate expenses in connection with hiring new enrollment counselors while these individuals undergo training, and typically do not achieve full productivity or generate enrollments from these enrollment counselors until four to six months after their dates of hire. We plan to continue to add additional enrollment counselors in the future, although the number of additional hires as a percentage of the total headcount is expected to decrease, and we therefore expect selling and promotional expenses as a percentage of net revenue to continue to decline in the future.
General and administrative expenses. Our general and administrative expenses for the quarter ended June 30, 2009 were $8.7 million, an increase of $2.3 million, or 35.4%, as compared to general and administrative expenses of $6.4 million for the quarter ended June 30, 2008. This increase was primarily due to increases in employee compensation, bad debt expense, and share-based compensation, partially offset by decreases in legal, audit and corporate insurance expenses and other general and administrative expenses of $1.2 million, $0.9 million, $0.7 million, $0.4 million and $0.1 million, respectively. Employee compensation increased primarily as a result of the additions in July 2008 to our executive management team and the hiring of other personnel needed to operate as a public company. Bad debt expense increased to $3.3 million for the quarter ended June 30, 2009 from $2.4 million for the quarter ended June 30, 2008 as a result of an increase in net revenue and the increase in aged receivables between periods. Share based compensation increased since prior to November 2008 we had never granted equity awards. The decrease in legal, audit, and corporate insurance is primarily related to lower legal costs in 2009 as a result of the settlement of the SunGard litigation and the completion of our initial public offering in November 2008, partially offset by increased insurance and audit costs associated with being a public company. Our general and administrative expenses as a percentage of net revenue decreased by 4.0% to 14.6% for the quarter ended June 30, 2009, from 18.6% for the quarter ended June 30, 2008. This decrease was primarily due to our ability to leverage our fixed infrastructure over an increasing revenue base, a decrease in bad debt expense as a percentage of revenue from 6.9% in the second quarter of 2008 to 5.5% in the second quarter of 2009 as a result of improved processes and an increase in the number of finance counselors, partially offset by increased employee compensation and related expenses as a percentage of net revenue as discussed above, and share-based compensation, which represented 1.2% of net revenue for the quarter ended June 30, 2009.
Royalty to former owner. In connection with our royalty fee arrangement with the former owner related to online revenue, we incurred royalty expenses for the quarter ended June 30, 2009 of $0.1 million, a decrease of $0.4 million, or 84.1%, as compared to royalty expenses incurred of $0.5 million for the quarter ended June 30, 2008 as a result of the elimination of the obligation to pay royalties to the former owner effective April 15, 2008. As discussed above, the only related expense in future periods will be the approximately $0.3 million in annual amortization of the prepaid royalty asset that was established as a result of payments made to eliminate this future obligation. Our royalty expense as a percentage of net revenue decreased to 0.1% for the quarter ended June 30, 2009 from 1.3% for the quarter ended June 30, 2008.

Interest expense. Our interest expense for the quarter ended June 30, 2009 was $0.4 million, a decrease of $0.3 million from $0.7 million for the quarter ended June 30, 2008, as the average level of borrowings and related interest rates were significantly lowered as a result of the repurchase of the campus land and building and the conversion from a capital lease obligation at an effective interest rate of approximately 8.7% to a variable rate debt which was approximately 4.0% in May and June of 2009.
Interest income. Our interest income for the quarter ended June 30, 2009 was $0.1 million, with no change from $0.1 million for the quarter ended June 30, 2008, as a result of decreased short-term interest rates in 2009 offset by increased cash balances in 2009.
Income tax expense (benefit). Income tax expense for the quarter ended June 30, 2009 was $3.8 million, an increase of $3.9 million from a benefit of $0.1 million for the quarter ended June 30, 2008. This increase was primarily attributable to increased income before income taxes. Our effective tax rate was 39.8% during the second quarter of 2009 compared to 38.6% during the second quarter of 2008. This slight increase is the result of income before taxes growing in excess of our permanent tax deductions.
Net income (loss). Our net income for the quarter ended June 30, 2009 was $5.8 million, an increase of $5.9 million, as compared to net loss of $0.1 million for the quarter ended June 30, 2008, due to the factors discussed above.
Six Months Ended June 30, 2009 Compared to Six Months Ended June 30, 2008
Net revenue. Our net revenue for the six months ended June 30, 2009 was $118.4 million, an increase of $48.1 million, or 68.4%, as compared to net revenue of $70.3 million for the six months ended June 30, 2008. This increase was primarily due to increased online enrollment and, to a lesser extent, increases in the average tuition per student caused by tuition price increases and an increase in the average credits per student, partially offset by an increase in institutional scholarships. End-of-period enrollment increased 67.3% between June 30, 2009 and 2008, as we were able to continue our growth and increase our recruitment, marketing, and enrollment operations. The year-over-year increase in net revenue exceeded the year-over-year increase in enrollment due to an increase in the average revenue per student primarily due to tuition price increases partially offset by the continuing decrease in traditional ground students as a percentage of the total student base.
Instructional cost and services expenses. Our instructional cost and services expenses for the six months ended June 30, 2009 were $38.4 million, an increase of $14.4 million, or 59.7%, as compared to instructional cost and services expenses of $24.0 million for the six months ended June 30, 2008. This increase was primarily due to increases in instructional compensation and related expenses, faculty compensation, occupancy, depreciation and amortization, share-based compensation, and other miscellaneous instructional costs and services of $6.8 million, $3.5 million, $1.5 million, $0.7 million, $0.2 million, and $1.7 million, respectively. These increases are primarily attributable to the increased headcount (both staff and faculty) needed to provide student instruction and support services, including increased occupancy and equipment costs for the increased headcount, as a result of the increase in enrollments. Our instructional cost and services expenses as a percentage of net revenue decreased by 1.8% to 32.4% for the six months ended June 30, 2009, as compared to 34.2% for the six months ended June 30, 2008. This decrease was a result of the continued shift of our student population to online programs and our ability to leverage the relatively fixed cost structure of our campus-based facilities and ground faculty across an increasing revenue base, as well as increased class size, partially offset by an increase in employee compensation and related expenses as a percentage of revenue as we have increased the student to support personnel ratios to further improve the customer service to our students.
Selling and promotional expenses. Our selling and promotional expenses for the six months ended June 30, 2009 were $40.3 million, an increase of $12.8 million, or 46.7%, as compared to selling and promotional expenses of $27.5 million for the six months ended June 30, 2008. This increase was primarily due to increases in selling and promotional employee compensation and related expenses, advertising, occupancy, and other selling and promotional related costs of $5.4 million, $5.4 million, $0.8 million, and $1.2 million, respectively. These increases were driven by a substantial expansion in our marketing efforts following the removal of our growth restrictions by the Department of Education, which resulted in an increase in recruitment, marketing, and enrollment staffing, and expenses related to our revenue sharing arrangement. Our selling and promotional expenses as a percentage of net revenue decreased by 5.1% to 34.0% for the six months ended June 30, 2009, from 39.1% for the six months ended June 30, 2008. This decrease occurred as a result of an increase in the productivity of our enrollment counselors that were hired during the third and fourth quarters of 2008, coupled with a focus on higher quality leads to enhance our efforts to enroll prospective students. In this regard, we incur immediate expenses in connection with hiring new enrollment counselors while these individuals undergo training, and typically do not achieve full productivity or generate enrollments from these enrollment counselors until four to six months after their dates of hire. We plan to continue to add additional enrollment counselors in the future, although the number of additional hires as a percentage of the total headcount is expected to decrease, and we therefore plan to continue to reduce selling and promotional expenses as a percentage of net revenue in the future.
General and administrative expenses. Our general and administrative expenses for the six months ended June 30, 2009 were $17.5 million, an increase of $6.5 million, or 59.9%, as compared to general and administrative expenses of $11.0 million for the six months ended June 30, 2008. This increase was primarily due to increases in bad debt expense, employee compensation, share-based compensation, legal, audit and corporate insurance expenses, and other general and administrative expenses of $2.5 million, $2.4 million, $1.3 million, $0.2 million and $0.1 million, respectively. Bad debt expense increased to $6.6 million for the six months ended June 30, 2009 from $4.1 million for the six months ended June 30, 2008 as a result of an increase in net revenue and the increase in aged receivables between periods. Employee compensation increased primarily as a result of the additions in July 2008 to our executive management team and the hiring of other personnel needed to operate as a public company. Share based compensation increased since prior to November 2008 we had never granted equity awards had. The increase in legal, audit, and corporate insurance is primarily related to insurance and audit costs associated with being a public company. Our general and administrative expenses as a percentage of net revenue decreased by 0.8% to 14.8% for the six months ended June 30, 2009, from 15.6% for the six months ended June 30, 2008, primarily due to our ability to leverage our fixed infrastructure over an increasing revenue base, a decrease in our bad debt expense as a percentage of net revenue between periods from 5.8% of net revenue during the six months ended June 30, 2008 to 5.6% of net revenue during the six months ended June 30, 2009, partially offset by increased employee compensation and related expenses as a percentage of net revenue as discussed above, and share-based compensation, which represented 1.1% of net revenue for the six months ended June 30, 2009.
Royalty to former owner. In connection with our royalty fee arrangement with the former owner related to online revenue, we incurred royalty expenses for the six months ended June 30, 2009 of $0.2 million, a decrease of $1.3 million, or 90.1%, as compared to royalty expenses incurred of $1.5 million for the six months ended June 30, 2008 as a result of the elimination of the obligation to pay royalties to the former owner effective April 15, 2008. As discussed above, the only related expense in future periods will be the approximately $0.3 million in annual amortization of the prepaid royalty asset that was established as a result of payments made to eliminate this future obligation. Our royalty expense as a percentage of net revenue decreased to 0.1% for the six months ended June 30, 2009 from 2.1% for the six months ended June 30, 2008.

Interest expense. Our interest expense for the six months ended June 30, 2009 was $1.1 million, a decrease of $0.4 million from $1.5 million for the quarter ended June 30, 2008, as the average level of borrowings and related interest rates changed as a result of the repurchase of the campus land and buildings in late April 2009 from an effective borrowing rates of approximately 8.7% to variable rate debt at effective interest of approximately 4.0% starting in May 2009.
Interest income. Our interest income for the six months ended June 30, 2009 was $0.2 million, a decrease of $0.2 million from $0.4 million for the six months ended June 30, 2008, as a result of decreased short-term interest rates in 2009 partially offset by higher cash balances in 2009 as a result of the owner settlement in 2008.
Income tax expense. Income tax expense for the six months ended June 30, 2009 was $8.4 million, an increase of $6.4 million from $2.0 million for the quarter ended June 30, 2008. This increase was primarily attributable to increased income before income taxes. Our effective tax rate was 39.9% during the six months ended June 30, 2009 compared to 38.6% during the six months ended June 30, 2008. This slight increase is the result of income before taxes growing in excess of our permanent tax deductions.
Net income. Our net income for the six months ended June 30, 2009 was $12.7 million, an increase of $9.5 million, or 295%, as compared to net income of $3.2 million for the six months ended June 30, 2008, due to the factors discussed above.
Seasonality
Our net revenue and operating results normally fluctuate as a result of seasonal variations in our business, principally due to changes in enrollment. Student population varies as a result of new enrollments, graduations, and student attrition. A portion of our traditional ground students do not attend courses during the summer months (June through August), which affects our results for our second and third fiscal quarters. Since a significant amount of our campus costs are fixed, the lower revenue resulting from the decreased ground student enrollment has historically contributed to operating losses during those periods. As we increase the relative proportion of our online students, we expect this summer effect to lessen. Partially offsetting this summer effect in the third quarter has been the sequential quarterly increase in enrollments that has occurred as a result of the traditional fall school start. This increase in enrollments also has occurred in the first quarter, corresponding to calendar year matriculation. In addition, we typically experience higher net revenue in the fourth quarter due to its overlap with the semester encompassing the traditional fall school start and in the first quarter due to its overlap with the first semester of the calendar year. A portion of our expenses do not vary proportionately with fluctuation in net revenue, resulting in higher operating income in the first and fourth quarters relative to other quarters. We expect quarterly fluctuation in operating results to continue as a result of these seasonal patterns.
Liquidity and Capital Resources
Liquidity. We financed our operating activities and capital expenditures during the six months ended June 30, 2009 and 2008 primarily through cash provided by operating activities, and loan proceeds of $25.7 million received in the second quarter of 2009 used solely for the purchase of the land and buildings comprising our ground campus. Our unrestricted cash, cash equivalents, and marketable securities were $25.2 million and $35.6 million at June 30, 2009 and December 31, 2008, respectively. Our restricted cash, cash equivalents and investments at June 30, 2009 and December 31, 2008 were $6.2 million and $5.2 million, respectively.
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
Based on our current level of operations and anticipated growth, we believe that our cash flow from operations and other sources of liquidity, including cash and cash equivalents, will provide adequate funds for ongoing operations, planned capital expenditures, and working capital requirements for at least the next 24 months.
Cash Flows
Operating Activities. Net cash provided by operating activities for the six months ended June 30, 2009 was $27.0 million as compared to $1.7 million used in operating activities for the six months ended June 30, 2008. Cash provided by operations in the six months ended June 30, 2009 resulted from our net income plus non cash charges for bad debts, depreciation and amortization and share-based compensation. The cash used in operation in the six months ended June 30, 2008 was primarily due to the $19.5 million payment made in April 2008 in connection with the settlement with the former owners.
Investing Activities. Net cash used in investing activities was $47.7 million and $1.5 million for the six months ended June 30, 2009 and 2008, respectively. Cash used in investing activities is primarily related to the acquisition of our campus land and buildings from Spirit , for an allocated purchase amount of $35.5 million. Other capital expenditures were $11.1 million and $3.5 million for the six months ended June 30, 2009 and 2008, respectively. Capital expenditures primarily consist of computer equipment, leasehold improvements, and office furniture and fixtures to support our increasing employee headcounts and increased internal use software development.
Financing Activities. Net cash provided by financing activities was $10.3 million for the six months ended June 30, 2009 and net cash used in financing activities was $10.7 million for the six months ended June 30, 2008. During the first six months of 2008, principal payments on notes payable, capital lease obligations, settlement with the prior owners and our line of credit were offset by proceeds from preferred stock issuances. During the first six months of 2009, the proceeds from the loan agreement were partially offset by the repurchase of our shares from Spirit.

Contractual Obligations
The following table sets forth, as of June 30, 2009, the aggregate amounts of our significant contractual obligations and commitments with definitive payment terms due in each of the periods presented (in millions):

		Payments Due by Period
		Less than			More than
	Total	1 Year	2-3 Years	4-5 Years	5 Years
Long term debt and notes payable(1)	$27.4	$1.1	$6.1	$3.6	$16.6
Capital lease obligations(1)	2.0	0.4	1.6	0.0	0.0
Purchase obligations(2)	8.9	4.9	3.3	0.4	0.3
Operating lease obligations	27.8	1.6	10.3	15.7	0.2

Total contractual obligations	$66.1	$8.0	$21.3	$19.7	$17.1

(1)	The material changes since December 31, 2008 are a result of the acquisition of the land and buildings comprising our ground campus in April 2009. In connection with this acquisition, we reduced our capital lease obligations for the buildings that we had previously leased and increased our debt obligations pursuant to the loan agreement with a financial institution that we entered into for the sole purpose of financing the acquisition of the campus land and buildings.

(2)	The purchase obligation amounts include expected spending by period under contracts that were in effect at June 30, 2009. Less than one year represents spend from July 1, 2009 through December 31, 2009.
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
In evaluating Adjusted EBITDA, you should be aware that in the future we may incur expenses similar to the adjustments described above. Our presentation of Adjusted EBITDA should not be construed as an inference that our future results will be unaffected by expenses that are unusual, non-routine, or non-recurring. Adjusted EBITDA has limitations as an analytical tool, and you should not consider it in isolation, or as a substitute for analysis of our results as reported under GAAP. Some of these limitations are that it does not reflect:
•	cash expenditures for capital expenditures or contractual commitments;

•	changes in, or cash requirements for, our working capital requirements;

•	interest expense, or the cash requirements necessary to service interest or principal payments on our indebtedness;

•	the cost or cash required to replace assets that are being depreciated or amortized; and

•	the impact on our reported results of earnings or charges resulting from (i) royalties to our former owner, including amortization of royalties prepaid in connection with our settlement, (ii) management fees and expenses that were payable until completion of our initial public offering, and (iii) share-based compensation.
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

The following table presents data relating to Adjusted EBITDA, which is a non-GAAP measure, for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
	(Unaudited, in thousands)
Net income (loss)	$5,815	$(80)	$12,718	$3,224
Plus: interest expense net of interest income	299	515	858	1,075
Plus: income tax expense (benefit)	3,846	(49)	8,439	2,027
Plus: depreciation and amortization	1,680	1,179	3,238	2,269

EBITDA	11,640	1,565	25,253	8,595

Plus: royalty to former owner (a)	74	466	148	1,488
Plus: management fees and expenses (b)	—	96	—	211
Plus: share-based compensation (c)	813	—	1,577	—

Adjusted EBITDA	$12,527	$2,127	$26,978	$10,294

(a)	Reflects the royalty fee arrangement with our former owner in which we agreed to pay a stated percentage of cash revenue generated by our online programs. As a result of the settlement of a dispute with the former owner, we are no longer obligated to pay this royalty, although the settlement included a prepayment of future royalties that will be amortized in 2009 and future periods.

(b)	Reflects management fees and expenses of $0.1 million and $0.2 million for the three and six months periods ended June 30, 2008 to the general partner of the Endeavour Entities. The agreement relating to this arrangement has been terminated.

(c)	Reflects share-based compensation expense recorded in the first six months of 2009 related to share-based compensation for stock options granted to employees and directors in connection with our initial public offering and additional equity awards granted in subsequent periods.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk
Impact of inflation. We believe that inflation has not had a material impact on our results of operations for the six months ended June 30, 2009 or 2008. There can be no assurance that future inflation will not have an adverse impact on our operating results and financial condition.
Market risk. On June 30, 2009, we entered into two derivative agreements to manage our 30 Day LIBOR interest exposure from the variable rate debt we incurred in connection with the repurchase from Spirit of shares of our common stock and the land and buildings that comprise our campus, which debt matures in April 2014. The corridor instrument, which hedges variable interest rate risk starting July 1, 2009 through April 30, 2014 with a notional amount of $12.7 million as of June 30, 2009, permits us to hedge our interest rate risk at several thresholds. Under this arrangement, in addition to the credit spread we will pay variable interest rates based on the 30 Day LIBOR rates monthly until that index reaches 4%. If 30 Day LIBOR is equal to 4% through 6%, we will pay 4%. If 30 Day LIBOR exceeds 6%, we will pay actual 30 Day LIBOR less 2%. The forward interest rate risk starts on May 1, 2010, continues each month thereafter until April 30, 2014, and has a notional amount of $12.0 million. Under this arrangement, we will receive 30 Day LIBOR and pay 3.245% fixed on the amortizing notional amount plus the credit spread.
Except with respect to the foregoing, we have no derivative financial instruments or derivative commodity instruments. We invest cash in excess of current operating requirements in short term certificates of deposit and money market instruments in multiple financial institutions.
Interest rate risk. We manage interest rate risk by investing excess funds in cash equivalents and AAA-rated marketable securities bearing variable interest rates, which are tied to various market indices. Our future investment income may fall short of expectations due to changes in interest rates or we may suffer losses in principal if we are forced to sell securities that have declined in market value due to changes in interest rates. At June 30, 2009, a 10% increase or decrease in interest rates would not have a material impact on our future earnings, fair values, or cash flows. For information regarding our variable rate debt, see “Market risk” above.

Item 4.	Controls and Procedures
Evaluation of Disclosure Controls and Procedures
We carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and the chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based upon that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are effective, as of June 30, 2009, in ensuring that material information relating to us required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in reports it files or submits under the Exchange Act is accumulated and communicated to management, including its principal executive officer or officers and principal financial officer or officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting.
There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II — OTHER INFORMATION

Item 1.	Legal Proceedings
We were previously a party to a dispute with SunGard Higher Education Managed Services Inc. (“SunGard”). On October 22, 2008, an arbitration panel issued a final award pursuant to which the Company and SunGard were awarded damages, with a net award to SunGard in the amount of approximately $250,000 plus interest. The arbitration panel also held that each party would be responsible for its own attorneys’ fees and that the parties would equally share the arbitration costs. On January 14, 2009, we entered into a settlement agreement with SunGard regarding payment of the arbitration award and effecting a mutual release between the parties regarding all claims that were brought, or could have been brought, in the litigation and related arbitration, and all administrative matters relating to this dispute have been resolved. Therefore, as of June 30, 2009 there are no reserves for litigation related to this matter.
On August 14, 2008, the OIG served an administrative subpoena on Grand Canyon University requiring us to provide certain records and information related to performance reviews and salary adjustments for all of our enrollment counselors and managers from January 1, 2004 to the present. We are cooperating with the OIG to facilitate its investigation and have completed production of all requested documents. We cannot presently predict the ultimate outcome of the investigation or any liability or other sanctions that may result.
On September 11, 2008, we were served with a qui tam lawsuit that had been filed against us in August 2007. In the United States District Court for the District of Arizona by a then-current employee on behalf of the federal government. All proceedings in the lawsuit had been under seal until September 5, 2008, when the court unsealed the first amended complaint, which was filed on August 11, 2008. The qui tam lawsuit alleges, among other things, that we violated the False Claims Act by knowingly making false statements, and submitting false records or statements, from at least 2001 to the present, to get false or fraudulent claims paid or approved, and asserts that we improperly compensated certain of our enrollment counselors in violation of the Title IV law governing compensation of such employees, and as a result, improperly received Title IV program funds. The complaint specifically alleges that some of our compensation practices with respect to our enrollment personnel, including providing non-cash awards, have violated the Title IV law governing compensation. While we believe that the compensation policies and practices at issue in the complaint have not been based on success in enrolling students in violation of applicable law, the Department of Education’s regulations and interpretations of the incentive compensation law do not establish clear criteria for compliance in all circumstances, and some of these practices, including the provision of non-cash awards, are not within the scope of any explicit “safe harbor” provided in the compensation regulations. The complaint seeks treble the amount of unspecified damages sustained by the federal government in connection with our receipt of Title IV funding, a civil penalty for each violation of the False Claims Act, attorneys’ fees, costs, and interest. While our motion to dismiss the qui tam lawsuit has been denied, we are currently conducting discovery and plan to vigorously contest the lawsuit.

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
Other than with respect to the risk factors below, there have been no material changes to the risk factors disclosed in the “Risk Factors” section of our Annual Report on Form 10-K for the year ended December 31, 2008 as updated in our Quarterly Report of Form 10-Q for the quarter ended March 31, 2009.
•	As a result of the Company re-classifying its online faculty from independent contractors to employees, the risk factor containing the caption “[a] reclassification of our online faculty by federal or state authorities from independent contractor to employee status could materially increase our costs” is hereby removed.

•	As a result of the expiration of the lock-up that was entered into by our pre-initial public offering stockholders, the risk factor containing the caption “[a] substantial potion of our outstanding common stock will soon be released from restrictions on resale and may be sold in the public market in the near future” is hereby removed.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
Recent Sales of Unregistered Securities
None.
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
On April 28, 2009, we acquired the land and buildings that comprise the ground campus of the University and 909,348 shares of our common stock from Spirit Master Funding, LLC and Spirit Management Company, respectively, for an aggregate purchase price of $50 million. We allocated $35.5 million of the $50 million purchase price to the land and buildings and $14.5 million to the repurchase of common stock, resulting in a deemed repurchase price for the shares of common stock of approximately $15.94 per share.

Item 3.	Defaults Upon Senior Securities
None.

Item 4.	Submission of Matters to a Vote of Security Holders
Our 2009 Annual Meeting of Stockholders was held on May 19, 2009. Stockholders holding 28,130,193 shares, or 61.84% of the outstanding shares, were present in person or by proxy at the annual meeting. At the annual meeting, the stockholders (i) elected Brent D. Richardson, Brian E. Mueller, Christopher C. Richardson, Chad N. Heath, D. Mark Dorman, David J. Johnson, and Jack A. Henry to serve as directors until the next annual meeting of stockholders or the director’s earlier resignation or removal and (ii) ratified the appointment of Ernst & Young LLP as the Company’s independent registered public accounting firm for the 2009 fiscal year. The tabulation with respect to these matters follows:
Election of Directors

	For	Withhold / Against
Brent D. Richardson	27,519,046	611,147
Brian E. Mueller	27,593,323	536,870
Christopher C. Richardson	27,519,546	610,647
Chad N. Heath	27,472,521	657,672
D. Mark Dorman	27,207,740	922,453
David J. Johnson	27,953,060	177,133
Jack A. Henry	28,013,060	117,133
Ratification of Auditor

For	Against	Abstain
28,125,885	4,198	110

Item 5.	Other Information
None.

Item 6.	Exhibits
(a) Exhibits

Number	Description	Method of Filing
3.1	Amended and Restated Certificate of Incorporation.	Incorporated by reference to Exhibit 3.1 to Amendment No. 6 to the Company’s Registration Statement on Form S-1 filed with the SEC on November 12, 2008.

3.2	Amended and Restated Bylaws.	Incorporated by reference to Exhibit 3.2 to Amendment No. 6 to the Company’s Registration Statement on Form S-1 filed with the SEC on November 12, 2008.

4.1	Specimen of Stock Certificate.	Incorporated by reference to Exhibit 4.1 to Amendment No. 2 to the Company’s Registration Statement on Form S-1 filed with the SEC on September 29, 2008.

4.2	Amended and Restated Investor Rights Agreement, dated September 17, 2008, by and among Grand Canyon Education, Inc. and the other parties named therein.	Incorporated by reference to Exhibit 4.2 to Amendment No. 2 to the Company’s Registration Statement on Form S-1 filed with the SEC on September 29, 2008.

10.1	Purchase and Sale Agreement, dated April 27, 2009, by and among Grand Canyon Education, Inc., Spirit Master Funding, LLC, and Spirit Management Company,	Filed herewith.

10.2	Loan Agreement, dated April 27, 2009, by and between Grand Canyon Education, Inc. and Bank of America, N.A.	Filed herewith.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. †	Filed herewith.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. †	Filed herewith.

†	This certification is being furnished solely to accompany this report pursuant to 18 U.S.C. Section 1350, and is not being filed for purposes of Section 18 of the Exchange Act, and is not to be incorporated by reference into any filings of the Company, whether made before or after the date hereof, regardless of any general incorporation language in such filing.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GRAND CANYON EDUCATION, INC.
Date: August 3, 2009	By:	/s/ Daniel E. Bachus
Daniel E. Bachus
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

EXHIBIT INDEX

Number	Description	Method of Filing
3.1	Amended and Restated Certificate of Incorporation.	Incorporated by reference to Exhibit 3.1 to Amendment No. 6 to the Company’s Registration Statement on Form S-1 filed with the SEC on November 12, 2008.

3.2	Amended and Restated Bylaws.	Incorporated by reference to Exhibit 3.2 to Amendment No. 6 to the Company’s Registration Statement on Form S-1 filed with the SEC on November 12, 2008.

4.1	Specimen of Stock Certificate.	Incorporated by reference to Exhibit 4.1 to Amendment No. 2 to the Company’s Registration Statement on Form S-1 filed with the SEC on September 29, 2008.

4.2	Amended and Restated Investor Rights Agreement, dated September 17, 2008, by and among Grand Canyon Education, Inc. and the other parties named therein.	Incorporated by reference to Exhibit 4.2 to Amendment No. 2 to the Company’s Registration Statement on Form S-1 filed with the SEC on September 29, 2008.

10.1	Purchase and Sale Agreement, dated April 27, 2009, by and among Grand Canyon Education, Inc., Spirit Master Funding, LLC, and Spirit Management Company,	Filed herewith.

10.2	Loan Agreement, dated April 27, 2009, by and between Grand Canyon Education, Inc. and Bank of America, N.A.	Filed herewith.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. †	Filed herewith.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. †	Filed herewith.

†	This certification is being furnished solely to accompany this report pursuant to 18 U.S.C. Section 1350, and is not being filed for purposes of Section 18 of the Exchange Act, and is not to be incorporated by reference into any filings of the Company, whether made before or after the date hereof, regardless of any general incorporation language in such filing.