Form 10-Q
period 2009-09-30
Grand Canyon Education, Inc.
filed 2009-11-04
CIK 1434588

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2009
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The total number of shares of common stock outstanding as of October 30, 2009, was 45,613,794.

GRAND CANYON EDUCATION, INC.
FORM 10-Q
INDEX

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
GRAND CANYON EDUCATION, INC.
Statements of Operations
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands, except per share amounts)	2009	2008	2009	2008

Net revenue	$66,084	$39,351	$184,448	$109,626
Costs and expenses:
Instructional costs and services	23,466	12,967	61,845	36,995
Selling and promotional, including $1,928 and $1,398 for the three months ended September 30, 2009 and 2008, respectively, and $5,319 and $4,323 for the nine months ended September 30, 2009 and 2008, respectively, to related parties	22,095	18,562	62,396	46,035
General and administrative	8,556	5,032	26,077	15,992
Estimated litigation loss	5,200	—	5,200	—
Royalty to former owner	74	124	222	1,612

Total costs and expenses	59,391	36,685	155,740	100,634

Operating income	6,693	2,666	28,708	8,992
Interest expense	(276)	(649)	(1,363)	(2,156)
Interest income	43	76	272	508

Income before income taxes	6,460	2,093	27,617	7,344
Income tax expense	2,969	841	11,408	2,868

Net income	3,491	1,252	16,209	4,476
Preferred dividends	—	(270)	—	(791)

Net income available to common stockholders	$3,491	$982	$16,209	$3,685

Net income per common share:
Basic	$0.08	$0.05	$0.36	$0.19

Diluted	$0.08	$0.03	$0.36	$0.11

Shares used in computing net income per common share:
Basic	44,783	19,219	45,032	19,133

Diluted	45,099	30,970	45,322	32,097

The accompanying notes are an integral part of these financial statements.

GRAND CANYON EDUCATION, INC.
Balance Sheets

	September 30,	December 31,
(In thousands, except share data)	2009	2008
	(Unaudited)
ASSETS:
Current assets
Cash and cash equivalents	$73,670	$35,152
Restricted cash and cash equivalents and investments (of which $171 is unrestricted at September 30, 2009)	3,844	2,197
Accounts receivable, net of allowance for doubtful accounts of $5,232 and $6,356 at September 30, 2009 and December 31, 2008, respectively	15,577	9,442
Income taxes receivable	414	1,576
Deferred income taxes	4,952	2,603
Other current assets	2,623	2,629

Total current assets	101,080	53,599
Property and equipment, net	63,425	41,399
Restricted cash and investments (of which $2,928 is restricted at December 31, 2008)	360	3,403
Prepaid royalties	7,494	8,043
Goodwill	2,941	2,941
Deferred income taxes	7,752	7,404
Other assets	556	201

Total assets	$183,608	$116,990

LIABILITIES AND STOCKHOLDERS’ EQUITY:
Current liabilities
Accounts payable	$10,512	$5,770
Accrued liabilities	18,358	9,674
Accrued estimated litigation loss	5,200	—
Income taxes payable	386	172
Deferred revenue and student deposits	42,595	14,262
Due to related parties	3,110	1,197
Current portion of capital lease obligations	776	1,125
Current portion of notes payable	2,101	357

Total current liabilities	83,038	32,557
Capital lease obligations, less current portion	1,041	29,384
Notes payable, less current portion and other	26,040	1,459

Total liabilities	110,119	63,400

Commitments and contingencies
Stockholders’ equity
Preferred stock, $0.01 par value, 10,000,000 shares authorized; 0 shares issued and outstanding at September 30, 2009 and December 31, 2008	—	—
Common stock, $0.01 par value, 100,000,000 shares authorized; 45,613,794 and 45,465,160 shares issued and outstanding at September 30, 2009 and December 31, 2008, respectively	456	455
Additional paid-in capital	68,670	64,808
Accumulated other comprehensive (loss) income	(157)	16
Accumulated earnings (deficit)	4,520	(11,689)

Total stockholders’ equity	73,489	53,590

Total liabilities and stockholders’ equity	$183,608	$116,990

The accompanying notes are an integral part of these financial statements.

GRAND CANYON EDUCATION, INC.
Statement of Stockholders’ Equity
(In thousands, except share data)
(Unaudited)

				Accumulated
			Additional	Other	Accumulated
	Common Stock		Paid-in	Comprehensive	Earnings
	Shares	Par Value	Capital	Income	(Deficit)	Total
Balance at December 31, 2008	45,465,160	$455	$64,808	$16	$(11,689)	$53,590
Net income	—	—	—	—	16,209	16,209
Unrealized loss on hedging derivatives, net of taxes of $122				(180)		(180)
Unrealized gains on available for-sale securities, net of taxes of $5	—	—	—	7	—	7

Comprehensive income						16,036
Share-based compensation	—	—	2,439	—	—	2,439
Exercise of stock options	57,982	—	696	—	—	696
Excess tax benefits from share-based compensation	—	—	335	—	—	335
Repurchase and retirement of the Company’s common stock	(909,348)	(9)	(14,486)	—	—	(14,495)
Issuance of shares of the Company’s common stock, net of issuance costs	1,000,000	10	14,878	—	—	14,888

Balance at September 30, 2009	45,613,794	$456	$68,670	$(157)	$4,520	$73,489

The accompanying notes are an integral part of these financial statements.

GRAND CANYON EDUCATION, INC.
Statements of Cash Flows
(Unaudited)

	Nine Months Ended September 30,
(In thousands)	2009	2008
Cash flows provided by operating activities:
Net income	$16,209	$4,476
Adjustments to reconcile net income to net cash provided by operating activities:
Share-based compensation	2,439	—
Excess tax benefits from share-based compensation	(64)	—
Amortization of debt issuance costs	36	—
Provision for bad debts	9,931	5,301
Depreciation and amortization	5,782	3,676
Estimated litigation loss	5,200	—
Deferred income taxes	(2,575)	(3,227)
Other	(14)	(106)
Changes in assets and liabilities:
Accounts receivable	(16,066)	(8,284)
Prepaid expenses and other	827	(316)
Due to/from related parties	1,913	1,650
Accounts payable	4,240	105
Accrued liabilities	8,909	6,000
Income taxes receivable/payable	1,711	3,805
Deposit with former owner	—	3,000
Royalty payable to former owner	—	(5,920)
Prepaid royalties to former owner	—	(7,428)
Deferred revenue and student deposits	28,333	15,214

Net cash provided by operating activities	66,811	17,946

Cash flows used in investing activities:
Capital expenditures	(18,881)	(5,821)
Purchase of campus land and buildings	(35,505)	—
Change in restricted cash and cash equivalents	1,403	1,083
Purchases of investments	—	(2,620)
Proceeds from sale or maturity of investments	—	2,570

Net cash used in investing activities	(52,983)	(4,788)

Cash flows provided by (used in) financing activities:
Principal payments on notes payable and capital lease obligations	(1,693)	(1,165)
Proceeds from debt	25,547	—
Debt issuance costs	(317)	—
Repurchase of common shares	(14,495)	—
Repayment on line of credit	—	(6,000)
Proceeds from related party payable on preferred stock	—	5,725
Repurchase of Institute Warrant	—	(6,000)
Repurchase of Institute Note Payable	—	(1,250)
Amount paid related to initial public offering	—	(4,368)
Net proceeds from issuance of common stock	14,888	—
Excess tax benefits from share-based compensation	64	—
Net proceeds from exercise of stock options	696	—

Net cash provided by (used in) financing activities	24,690	(13,058)

Net increase in cash and cash equivalents	38,518	100
Cash and cash equivalents, beginning of period	35,152	18,930

Cash and cash equivalents, end of period	$73,670	$19,030

Supplemental disclosure of cash flow information
Cash paid for interest	$1,546	$3,019
Cash paid for income taxes	$11,980	$2,169
Supplemental disclosure of non-cash investing and financing activities
Purchase of equipment through notes payable and capital lease obligations	$2,116	$2,481
Purchases of property and equipment included in accounts payable and deferred rent	$763	$194
Settlement of capital lease obligation	$30,020	$—
Tax benefit of Spirit warrant intangible	$271	$—
Deferred tax on repurchase of institute warrant	$—	$2,316
Value assigned to Blanchard shares	$—	$2,996
Assumption of future obligations under gift annuities	$—	$887
Accretion of dividends on Series C convertible preferred stock	$—	$791
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
2. Summary of Significant Accounting Policies
Unaudited Interim Financial Information
The accompanying unaudited interim financial statements of the Company have been prepared in accordance with U.S. generally accepted accounting principles, consistent in all material respects with those applied in its financial statements included in its Annual Report on Form 10-K for the fiscal year ended December 31, 2008. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. Such interim financial information is unaudited but reflects all adjustments that in the opinion of management are necessary for the fair presentation of the interim periods presented. Interim results are not necessarily indicative of results for a full year. This Quarterly Report on Form 10-Q should be read in conjunction with the Company’s audited financial statements and footnotes included in its Annual Report on Form 10-K for the fiscal year ended December 31, 2008.
Public Offerings
On August 27, 2009, the Company filed a Registration Statement on Form S-1 (Registration No. 333-161571) for a public offering of shares of its common stock, which was completed on September 18, 2009. In the offering 6,900,000 shares were sold, consisting of 1,000,000 shares sold by the Company and 5,900,000 shares sold by certain stockholders of the Company. Total net proceeds to the Company were $14.9 million, net of underwriting discounts and commissions and offering expenses. The Company did not receive any of the proceeds from the sale of common stock sold by the selling stockholders.
Revenue Recognition
Net revenues consist primarily of tuition and fees derived from courses taught by the Company online, at its traditional campus in Phoenix, Arizona, and onsite at facilities of employers, as well as from related educational resources such as access to online materials. Tuition revenue and most fees and related educational resources are recognized pro rata over the applicable period of instruction, net of scholarships provided by the Company. If a student withdraws within the first three weeks of a course, the Company will refund all or a portion of tuition already paid pursuant to its refund policy, dependent upon length of course and modality. Deferred revenue and student deposits in any period represent the excess of tuition, fees and other student payments received as compared to amounts recognized as revenue on the statement of operations and are reflected as current liabilities in the accompanying balance sheet. The Company’s educational programs have starting and ending dates that differ from its quarters. Therefore, at the end of each fiscal quarter, a portion of revenue from these programs is not yet earned. Other revenues may be recognized as sales occur or services are performed.
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
Derivative financial instruments enable the Company to manage its exposure to interest rate risk. The Company does not engage in any derivative instrument trading activity. Credit risk associated with the Company’s derivatives is limited to the risk that a derivative counterparty will not perform in accordance with the terms of the contract. Exposure to counterparty credit risk is considered low because these agreements have been entered into with institutions with strong credit ratings, and they are expected to perform fully under the terms of the agreements.
On June 30, 2009, the Company entered into two derivative agreements to manage its 30 Day LIBOR interest exposure related to its variable rate debt, which commenced in April 2009 and matures in April 2014. The fair value of the corridor derivative asset on June 30, 2009 was $164. The fair value for the interest rate corridor was determined using a hypothetical derivative transaction and Level 2 of the hierarchy of valuation inputs. The fair value as of September 30, 2009 with adjustment for credit risk was $109 and this derivative asset is included in Other assets. The fair value of the forward starting interest rate swap, without any adjustment for credit risk, is a liability of $247 as of September 30, 2009 and is included in long term notes payable and other. These derivative instruments were designated as cash flow hedges of variable rate debt obligations. The adjustment of $302 for the effective portion of the loss on the derivatives is included as a component of other comprehensive income, net of taxes.
The interest rate corridor instrument hedges variable interest rate risk starting July 1, 2009 through April 30, 2014 with a notional amount of $12.6 million as of September 30, 2009. The corridor instrument permits the Company to hedge its interest rate risk at several thresholds; the Company will pay variable interest rates based on the 30 Day LIBOR rates monthly until that index reaches 4%. If 30 Day LIBOR is equal to 4% through 6%, the Company will pay 4%. If 30 Day LIBOR exceeds 6%, the Company will pay actual 30 Day LIBOR less 2%. This reduces the Company’s exposure to potential increases in interest rates.
The forward starting interest rate swap commences on May 1, 2010 and continues each month thereafter until April 30, 2014 and has an initial notional amount of $12.0 million. The Company will receive 30 Day LIBOR and pay 3.245% fixed interest on the amortizing notional amount. Therefore, the Company has hedged its exposure to future variable rate cash flows through April 30, 2014. The forward interest rate swap in not subject to a master netting arrangement and no collateral has been called or posted by the counterparty. Such collateral, if called by the counterparty, would be included in the restricted cash and cash equivalent balances.
As of September 30, 2009 no derivative ineffectiveness was identified. Any ineffectiveness in the Company’s derivative instruments designated as hedges would be reported in Interest expense in the statement of operations. As of September 30, 2009 credit default risk interest income of $0 was identified and recognized and is reported in Interest expense in the statement of operations. At September 30, 2009, the Company expects to reclassify $0 of gains or losses on derivative instruments from accumulated other comprehensive (loss) income into earnings during the next 12 months.

GRAND CANYON EDUCATION, INC.
Notes to Financial Statements
(In thousands, except share and per share data)
(Unaudited)
Fair Value of Financial Instruments
As of September 30, 2009, the carrying value of cash and cash equivalents, accounts receivable, account payable and accrued expenses approximate their fair value based on the liquidity or the short-term maturities of these instruments. The carrying value of debt approximates fair value as it is based on variable rate index. The carrying value of capital lease obligations approximate fair value based upon market interest rates available to the Company for debt of similar risk and maturities. The fair value of investments was determined using Level 1 of the hierarchy of valuation inputs, with the use of observable market prices in the active market. The Company’s investment portfolio is primarily comprised of money market funds with AAA rating at more than one financial institution. Derivative financial instruments are carried at fair value, determined using Level 2 of the hierarchy of valuation inputs, with the use of inputs other than quoted prices that are observable for the asset or liability. See Note 2, Summary of Significant Accounting Policies — Derivatives and Hedging.
Comprehensive Income
Total comprehensive income includes net income and other comprehensive income (loss), which consists solely of unrealized gains and losses on available-for-sale investments and the effective portion of the change in fair value of qualifying hedge instruments. Total comprehensive income for the nine months ended September 30, 2009 and 2008 was $16,036 and $4,408, respectively.
Use of Estimates
The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts in the financial statements and accompanying notes. Actual results could differ from those estimates.
Segment Information
The Company operates as a single educational delivery operation using a core infrastructure that serves the curriculum and educational delivery needs of both its ground and online students regardless of geography. The Company’s chief executive officer manages the Company’s operations as a whole and no expense or operating income information is generated or evaluated on any component level.
Reclassifications
Certain reclassification of prior period amounts have been made to the prior period balances to conform to the current period.
Recent Accounting Pronouncements
In April 2009, the Financial Accounting Standards Board (“FASB”) issued new guidance that expands the fair value disclosures required for all financial instruments to be included in interim financial statements. In addition, the new guidance requires public companies to disclose the method and significant assumptions used to estimate the fair value of those financial instruments and to discuss any changes of method or assumptions, if any, during the reporting period. This new guidance was effective for the Company’s quarter ended June 30, 2009. As this guidance relates specifically to disclosures, the adoption had no impact on the Company’s financial position or results of operations.
In May 2009, the FASB issued new guidance to establish general standards of accounting for and disclosures of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. Among other things, this new guidance requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date. This new guidance was effective for the Company’s quarter ended June 30, 2009. The Company has evaluated subsequent events for this interim reporting period through November 3, 2009, the date on which the financial statements were issued. Given the centralization of operations and location of key management personnel, the Company believes this is a reasonable date through which to evaluate subsequent events. The adoption had no impact on the Company’s financial position or results of operations.
In June 2009, the FASB issued the FASB Accounting Standards Codification (“Codification”). The Codification is the source of authoritative accounting principles recognized by the FASB to be applied by non-governmental entities in the preparation of financial statements in conformity with U.S. generally accepted accounting principles. The Codification is effective for interim and annual periods ending after September 15, 2009. The Codification does not change U. S. generally accepted accounting principles and did not have a material impact on the Company’s financial statements.
3. Spirit Transaction
On April 28, 2009, the Company acquired the land and buildings that comprise its ground campus and 909,348 shares of its common stock from Spirit Master Funding, LLC and Spirit Management Company, respectively (collectively, “Spirit”) for an aggregate purchase price of $50 million. Prior to the acquisition, the Company had leased the land and buildings from Spirit, accounting for the land as an operating lease and the buildings and improvements as capital lease obligations. To finance a portion of the purchase, the Company entered into a loan agreement with a financial institution pursuant to which it borrowed $25.7 million. Under the terms of the loan agreement, the Company makes principal payments in equal monthly installments of $143 plus accrued interest at 30 day LIBOR plus 3.5% (approximately 3.8% at September 30, 2009). All remaining unpaid principal is due on April 30, 2014. The loan agreement contains standard covenants, including covenants that, among other things, restrict the Company’s ability to incur additional debt or make certain investments, require the Company to maintain compliance with certain applicable regulatory standards, and require the Company to maintain a certain financial condition. Indebtedness under the loan agreement is secured by the land and buildings that comprise the Company’s ground campus. As of September 30, 2009, the Company is in compliance with its debt covenants.
The Company allocated $14.5 million of the purchase price to the repurchase of its common stock and the remaining $35.5 million to the land and buildings. Additionally, the Company removed the building and improvement assets and related capital lease obligations of $30.0 million and applied the deferred gain of $1.4 million as a reduction to the new building value.

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Denominator:

Basic common shares outstanding	44,783,079	19,218,650	45,032,008	19,132,681

Effect of dilutive preferred stock	—	10,870,178	—	10,870,178

Effect of dilutive warrants and contingently issuable common stock	—	881,647	—	2,094,197

Effect of dilutive stock options and restricted stock	316,076	—	289,767

Diluted common shares outstanding	45,099,155	30,970,475	45,321,775	32,097,056

5. Valuation and Qualifying Accounts

	Balance at			Balance at
	Beginning of	Charged to		End of
	Year	Expense	Deductions(1)	Period
Allowance for doubtful accounts receivable:
Nine months ended September 30, 2009	$6,356	9,931	(11,055)	$5,232
Nine months ended September 30, 2008	$12,158	5,301	(1,132)	$16,327

(1)	Deductions represent accounts written off, net of recoveries.
6. Accrued Liabilities
Accrued liabilities consist of the following:

	September 30,	December 31,
	2009	2008
Accrued compensation and benefits	$12,078	$5,340
Accrued interest	91	284
Deferred rent	260	34
Tax reserves, non-income tax related	244	710
Tax reserves, income tax related	642	299
Other accrued expenses	5,043	3,007

	$18,358	$9,674

7. Commitments and Contingencies
Leases
The Company leases certain land, buildings and equipment under non-cancelable operating leases expiring at various dates through 2023. Future minimum lease payments under operating leases due each year are as follows at September 30, 2009:

2009	$877
2010	3,771
2011	3,491
2012	2,996
2013	2,846
Thereafter	13,055

Total minimum payments	$27,036

Total rent expense and related taxes and operating expenses under operating leases for the nine months ended September 30, 2009 and 2008 were $3,300 and $1,663, respectively.

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
The Company was previously a party to a dispute with SunGard Higher Education Managed Services Inc. (“SunGard”). On October 22, 2008, an arbitration panel issued a final award pursuant to which the Company and SunGard were awarded damages, with a net award to SunGard in the amount of approximately $250 plus interest. The arbitration panel also held that each party would be responsible for its own attorneys’ fees and that the parties would equally share the arbitration costs. As a result, the Company reduced its reserve for litigation by $300 in the quarter ended September 30, 2008. On January 14, 2009, the Company entered into a settlement agreement with SunGard regarding payment of the arbitration award and effecting a mutual release between the parties regarding all claims that were brought, or could have been brought, in the litigation and related arbitration, and all administrative matters relating to this dispute have been resolved. Therefore, as of September 30, 2009 there are no reserves for litigation related to this matter.
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
On September 11, 2008, the Company was served with a qui tam lawsuit that had been filed against the Company in August 2007 in the United States District Court for the District of Arizona by a then-current employee on behalf of the federal government. All proceedings in the lawsuit had been under seal until September 5, 2008, when the court unsealed the first amended complaint, which was filed on August 11, 2008. A qui tam case is a civil lawsuit brought under the federal False Claims Act by one or more individual (a “relator”) on behalf of the federal government for an alleged submission to the government of a false claim for payment. The qui tam lawsuit alleges, among other things, that the Company violated the False Claims Act by knowingly making false statements, and submitting false records or statements, from at least 2001 to the present, to get false or fraudulent claims paid or approved, and asserts that the Company improperly compensated certain of its enrollment counselors in violation of the Title IV law governing compensation of such employees, and as a result, improperly received Title IV program funds. The complaint specifically alleges that some of the Company’s compensation practices with respect to its enrollment personnel, including providing non-cash awards, have violated the Title IV law governing compensation. While the Company believes that the compensation policies and practices at issue in the complaint have not been based on success in enrolling students in violation of applicable law, the Department of Education’s regulations and interpretations of the incentive compensation law do not establish clear criteria for compliance in all circumstances, and some of these practices, including the provision of non-cash awards, are not within the scope of any explicit “safe harbor” provided in the compensation regulations. The complaint seeks treble the amount of unspecified damages sustained by the federal government in connection with the Company’s receipt of Title IV funding, a civil penalty for each violation of the False Claims Act, attorneys’ fees, costs, and interest. The Company filed a motion to dismiss this case in November 2008, which was denied by the court in February 2009, and it has continued to vigorously contest this lawsuit. We cannot presently predict the ultimate outcome of this qui tam case or any liability or other sanctions that may result.
Pursuant to the court’s mandatory scheduling order, the Company has entered into settlement discussions with respect to the qui tam matter with the relator. In connection with such discussions, the Company is negotiating for a comprehensive settlement that would include, among other things, the resolution by the OIG of its investigation. The Company reached a settlement in principle with the relator pursuant to which the Company has agreed to pay $5,200 to finally resolve the qui tam case and thereby avoid the cost and distraction of a potentially protracted trial. The Company has accrued $5,200 for estimated litigation loss in the accompanying financial statements for the quarter ended September 30, 2009. This settlement is conditioned upon obtaining the approval of the U.S. Department of Justice (which has authority to approve settlements of False Claims Act matters) and the Department of Education with respect to the resolution of the OIG investigation, and finalizing settlement terms that would release the Company from other False Claims Act cases based upon the conduct covered by the settlement. Pursuant to a joint request by the Company, the relator and the Department of Justice, on September 28, 2009, the Court granted a stay of all litigation proceedings for 120 days while the parties attempt to negotiate a final settlement, which negotiations are underway. The ultimate dismissal of the action, should a final settlement be reached, is subject to the Court’s approval. Should the parties fail to conclude the settlement on the proposed or other terms, the Company would continue to vigorously defend this lawsuit.
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
Tax Reserves, Non-Income Tax Related
From time to time the Company has exposure to various non-income tax related matters that arise in the ordinary course of business. At September 30, 2009 and December 31, 2008, the Company had reserved approximately $244 and $710, respectively, for tax matters where its ultimate exposure is considered probable and the potential loss can be reasonably estimated. During the three months ended June 30, 2009, a non-income tax related matter related to the Company’s classification of its online faculty as independent contractors was resolved with the Internal Revenue Service (“IRS”) and, effective July 1, 2009, all faculty for the Company are now treated as employees. The Company had reserved $235 related to this matter, which approximated the amount paid.
8. Income Taxes
The Company’s uncertain tax positions are related to tax years that remain subject to examination by tax authorities. As of September 30, 2009, the earliest tax year still subject to examination for federal and state purposes was 2005. During the second quarter ended June 30, 2008, the IRS commenced an examination of the Company’s 2005 income tax return.
During the three months ended June 30, 2009, the Company revised its approach for the treatment of excess tax benefits in 2009 generated in connection with the exercise of a warrant to purchase the Company’s common stock. This exercise generated a leasehold intangible for income tax purposes that will be amortized over the life of the original term of the lease agreement. Given that the tax benefit related to an equity transaction, the benefit of this deduction has been and will continue to be recorded as a credit to additional paid-in capital.

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
The table below reflects the Company’s share-based compensation expense recognized in the three and nine months ended September 30, 2009 and 2008 related to stock options granted under the Incentive Plan:

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2009	2008	2009	2008
Instructional costs and services	$271	$—	$444	$—
Selling and promotional	13	—	91	—
General and administrative	549	—	1,854	—

Stock-based compensation expense included in operating expenses	833	—	2,389	—
Tax effect of share-based compensation	(334)	—	(956)	—

Share-based compensation expense, net of tax	$499	$—	$1,433	$—

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
To participate in the Title IV programs, an institution must be authorized to offer its programs of instruction by the relevant agency of the state in which it is located, accredited by an accrediting agency recognized by the Department of Education and certified as eligible by the Department of Education. The Department of Education will certify an institution to participate in the Title IV programs only after the institution has demonstrated compliance with the Higher Education Act and the Department of Education’s extensive regulations regarding institutional eligibility. An institution must also demonstrate its compliance to the Department of Education on an ongoing basis. The Company submitted its application for recertification in March 2008 in anticipation of the expiration of its provisional certification on June 30, 2008. The Department of Education did not make a decision on the Company’s recertification application by June 30, 2008, and therefore the Company’s participation in the Title IV programs has been automatically extended on a month-to-month basis until the Department of Education makes its decision. As of December 31, 2008 and September 30, 2009, management believes the Company is in compliance with the applicable regulations in all material respects.
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

Forward-looking statements should not be read as a guarantee of future performance or results, and will not necessarily be accurate indications of the times at, or by, which such performance or results will be achieved. Forward-looking statements are based on information available at the time those statements are made or management’s good faith belief as of that time with respect to future events, and are subject to risks and uncertainties that could cause actual performance or results to differ materially from those expressed in or suggested by the forward-looking statements. Important factors that could cause such differences include, but are not limited to:
•	our failure to comply with the extensive regulatory framework applicable to our industry, including Title IV of the Higher Education Act and the regulations thereunder, state laws and regulatory requirements, and accrediting commission requirements;

•	the results of the ongoing investigation by the Department of Education’s Office of Inspector General and the pending qui tam action regarding the manner in which we have compensated our enrollment personnel, and possible remedial actions or other liability resulting therefrom;

•	the ability of our students to obtain federal Title IV funds, state financial aid, and private financing;

•	risks associated with changes in applicable federal and state laws and regulations and accrediting commission standards;

•	our ability to hire and train new, and develop and train existing, enrollment counselors;

•	the pace of growth of our enrollment;

•	our ability to convert prospective students to enrolled students and to retain active students;

•	our success in updating and expanding the content of existing programs and developing new programs in a cost-effective manner or on a timely basis;

•	industry competition, including competition for qualified executives and other personnel;

•	risks associated with the competitive environment for marketing our programs;

•	failure on our part to keep up with advances in technology that could enhance the online experience for our students;

•	the extent to which obligations under our loan agreement, including the need to comply with restrictive and financial convenants and to pay principal and interest payments, limits our ability to conduct our operations or seek new business opportunities;

•	our ability to manage future growth effectively;

•	general adverse economic conditions or other developments that affect job prospects in our core disciplines; and

•	other factors discussed under the headings “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
Forward-looking statements speak only as of the date the statements are made. Factors that could cause actual results to differ from those discussed in the forward-looking statements include, but are not limited to, those described in “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2008, as updated in our subsequent reports filed with the Securities and Exchange Commission (“SEC”), including our updated Risk Factors and Regulation discussion included in Registration Statement on Form S-1 filed with the SEC on August 27, 2009 and filed in our Current Report on Form 8-K filed with the SEC on August 27, 2009, including any updates found in Part II, Item 1A of this or other reports on Form 10-Q. You should not put undue reliance on any forward-looking statements. We assume no obligation to update forward-looking statements to reflect actual results, changes in assumptions, or changes in other factors affecting forward-looking information, except to the extent required by applicable securities laws. If we do update one or more forward-looking statements, no inference should be drawn that we will make additional updates with respect to those or other forward-looking statements.

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
At September 30, 2009, we had approximately 34,200 students, an increase of 55.8% over the approximately 22,000 students we had at September 30, 2008. At September 30, 2009, 91.1% of our students were enrolled in our online programs, and 44.4% were pursuing master’s or doctoral degrees. In addition, we increased tuition prices for students in our online and professional studies programs by 2.3% to 15.5% for our 2009-10 academic year, depending on the program, with an estimated blended rate increase of 5.0%, as compared to tuition price increases of 5.0% to 5.3% for the prior academic year. Tuition for our traditional ground programs increased 11.2% for our 2008-09 academic year, as compared to a tuition price increase of 16.0% for the prior academic year. We increased tuition for our traditional ground programs by 6.6% for our 2009-10 academic year. The benefits of the enrollment and tuition price increases were partially offset by the continuing mix shift towards online programs, which have a lower tuition price per credit hour and with respect to which our online students take fewer credit hours per semester than our traditional ground students. Operating income was $6.7 million for the quarter ended September 30, 2009, an increase of $4.0 million over the $2.7 million in operating income for the quarter ended September 30, 2008.
Critical Accounting Policies and Use of Estimates
Our critical accounting policies are disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2008. During the nine months ended September 30, 2009, there have been no significant changes in our critical accounting policies.
The following is a summary of our student enrollment at September 30, 2009 and 2008 (which included less than 170 students pursuing non-degree certificates in each period) by degree type and by instructional delivery method:

	September 30,
	2009		2008
	# of Students	% of Total	# of Students	% of Total
Master’s or doctoral degree(1)	15,202	44.4%	12,286	56.0%
Bachelor’s degree	19,016	55.6%	9,671	44.0%

Total	34,218	100.0%	21,957	100.0%

	September 30,
	2009		2008
	# of Students	% of Total	# of Students	% of Total
Online	31,160	91.1%	19,287	87.8%
Ground(2)	3,058	8.9%	2,670	12.2%

Total	34,218	100.0%	21,957	100.0%

(1)	Includes 315 students pursuing doctoral degrees at September 30, 2009.

(2)	Includes both our traditional on-campus ground students, as well as our professional studies students.
Factors affecting comparability
We have set forth below selected factors that we believe have had, or can be expected to have, a significant effect on the comparability of recent or future results of operations:
Public company expenses. In November 2008, we completed an initial public offering of shares of our common stock and our shares are listed for trading on the Nasdaq Global Market. As a result, we now need to comply with laws, regulations, and requirements that we did not need to comply with as a private company, including certain provisions of the Sarbanes-Oxley Act of 2002, related SEC regulations, and the requirements of Nasdaq. Compliance with the requirements of being a public company has caused us to incur, and will continue to cause us to incur, increased general and administrative expenses related to salaries and fees paid to employees, legal counsel, and accountants to assist us in, among other things, external reporting, instituting and monitoring a more comprehensive compliance and board governance function, establishing and maintaining internal control over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act of 2002, and preparing and distributing periodic public reports in compliance with our obligations under the federal securities laws. In addition, being a public company has made it more expensive for us to obtain director and officer liability insurance. We estimate that incremental annual public company costs will be between $3.0 million and $4.0 million in fiscal 2009, which will primarily be reflected in general and administrative costs.
Management fees and expenses. In connection with an August 2005 investment in us led by Endeavour Capital Fund IV, L.P. and affiliates (collectively, the “Endeavour Entities”), we entered into a professional services agreement with the Endeavour Entities’ general partner. Concurrent with the completion of our initial public offering in November 2008, the professional services agreement terminated by its terms. For the three and nine months ended September 30, 2008, we incurred $0.1 million and $0.3 million, respectively, in fees and expenses under this agreement.
Share-based and other executive compensation. Prior to becoming a public company, we had not granted or issued any stock-based compensation. Accordingly, we had not recognized any stock-based compensation expense in prior periods. On November 19, 2008, in connection with our initial public offering, we made substantial awards to our directors, officers, and employees and have continued to make awards since that time, principally in connection with new management hires. As a result, we incurred share-based compensation expenses in the three and nine months ended September 30, 2009 totaling $0.9 million and $2.4 million, respectively, and will continue to incur expense in future periods as compared to no share-based compensation in the quarters ending prior to September 30, 2008.

General and administrative expenses and tax expense. In July 2008, we hired a new Chief Executive Officer, Chief Financial Officer, and Executive Vice President, and have since hired a new Chief Information Officer and other financial, accounting, and administrative personnel. Accordingly, compensation expenses, as reflected in our general and administrative expenses, are higher beginning in the third quarter of 2008.
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
Spirit transaction and related borrowings. On April 28, 2009, we acquired the land and buildings that comprise our ground campus and 909,348 shares of our common stock from Spirit Master Funding, LLC and Spirit Management Company, respectively (collectively, “Spirit”) for an aggregate purchase price of $50 million. Prior to the acquisition, we had leased the land and buildings from Spirit, accounting for the land as an operating lease and the buildings and improvements as capital lease obligations. To finance a portion of the purchase, we entered into a loan agreement with a financial institution pursuant to which we borrowed $25.7 million. Under the terms of the loan agreement, we make principal payments in equal monthly installments of approximately $143,000 plus accrued interest at 30 day LIBOR plus 3.5% (approximately 3.8% at September 30, 2009). All remaining unpaid principal is due on April 30, 2014. We allocated $14.5 million to the repurchase of our common stock and the remaining $35.5 million to the land and buildings. Additionally, we removed the building and improvement assets and related capital lease obligations of $30.0 million and applied the deferred gain of $1.4 million as a reduction to the new building value. Accordingly, interest expense is lower starting in May 2009 as the effective interest rate for the capital lease obligations was approximately 8.7% as compared to variable rate debt at an effective interest rate of approximately 3.8% starting in May 2009.
Estimated litigation loss. During the third quarter of fiscal year 2009, the Company recorded an accrual of $5.2 million for a litigation settlement that has been reached in principle but is conditioned upon obtaining governmental approval and finalizing settlement terms. See Note 7 — Commitments and Contingencies, and Part II, Item 1, Legal Proceedings.
Results of Operations
The following table sets forth statements of operations data as a percentage of net revenue for each of the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Net revenue	100.0%	100.0%	100.0%	100.0%
Operating expenses
Instructional cost and services	35.5	33.0	33.5	33.7
Selling and promotional	33.4	47.2	33.8	42.0
General and administrative	12.9	12.8	14.1	14.6
Estimated litigation loss	7.9	0.0	2.8	0.0
Royalty to former owner	0.1	0.3	0.1	1.5

Total operating expenses	89.9	93.2	84.4	91.8

Operating income	10.1	6.8	15.6	8.2
Interest expense	(0.4)	(1.7)	(0.7)	(2.0)
Interest income	0.1	0.2	0.1	0.5

Income before income taxes	9.8	5.3	15.0	6.7
Income tax expense	4.5	2.1	6.2	2.6

Net income	5.3	3.2	8.8	4.1

Three Months Ended September 30, 2009 Compared to Three Months Ended September 30, 2008
Net revenue. Our net revenue for the quarter ended September 30, 2009 was $66.1 million, an increase of $26.8 million, or 67.9%, as compared to net revenue of $39.3 million for the quarter ended September 30, 2008. This increase was primarily due to increased online enrollment and, to a lesser extent, and increases in the average tuition per student caused by tuition price increases, partially offset by an increase in institutional scholarships. End-of-period enrollment increased 55.8% between September 30, 2009 and 2008, as we were able to continue our growth and increase our recruitment, marketing, and enrollment operations. The year-over-year increase in net revenue exceeded the year-over-year increase in enrollment due to an increase in the average revenue per student primarily due to tuition price increases.
Instructional cost and services expenses. Our instructional cost and services expenses for the quarter ended September 30, 2009 were $23.5 million, an increase of $10.5 million, or 81.0%, as compared to instructional cost and services expenses of $13.0 million for the quarter ended September 30, 2008. This increase was primarily due to increases in instructional compensation and related expenses, faculty compensation, instructional supplies, depreciation and amortization, share-based compensation, and other miscellaneous instructional costs and services of $4.9 million, $2.0 million, $0.9 million, $0.8 million, $0.3 million, and $1.6 million, respectively. These increases are primarily attributable to the increased headcount (both staff and faculty) needed to provide student instruction and support services, including increased occupancy and equipment costs for the increased headcount, as a result of the increase in enrollments. Our instructional cost and services expenses as a percentage of net revenue increased by 2.5% to 35.5% for the quarter ended September 30, 2009, as compared to 33.0% for the quarter ended September 30, 2008. This increase was a result of increase in employee compensation and related expenses as a percentage of revenue as we have increased the support personnel to student ratios to further improve the customer service to our students, increased employer tax expense from the transition of our online faculty to employees from independent contractors, partially offset by the continued shift of our student population to online programs and our ability to leverage the relatively fixed cost structure of our campus-based facilities and ground faculty across an increasing revenue base, as well as increased class size.

Selling and promotional expenses. Our selling and promotional expenses for the quarter ended September 30, 2009 were $22.1 million, an increase of $3.6 million, or 19.0%, as compared to selling and promotional expenses of $18.5 million for the quarter ended September 30, 2008. This increase was primarily due to increases in selling and promotional employee compensation and related expenses, advertising, occupancy, and other selling and promotional related costs of $2.5 million, $0.4 million, $0.3 million, and $0.4 million, respectively. These increases were driven by a continued substantial expansion in our marketing efforts following the removal of our growth restrictions by the Department of Education in 2006, which resulted in an increase in recruitment, marketing, and enrollment staffing, and expenses related to our revenue sharing arrangement. Our selling and promotional expenses as a percentage of net revenue decreased by 13.8% to 33.4% for the quarter ended September 30, 2009, from 47.2% for the quarter ended September 30, 2008. This decrease occurred as a result of an increase in the productivity of our enrollment counselors that were hired during 2008, coupled with our efforts to focus on pursuing higher quality leads to increase enrollment. In this regard, we incur immediate expenses in connection with hiring new enrollment counselors while these individuals undergo training, and typically do not achieve full productivity or generate enrollments from these enrollment counselors until four to six months after their dates of hire. We plan to continue to add additional enrollment counselors in the future, although the number of additional hires as a percentage of the total headcount is expected to decrease, and we therefore expect selling and promotional expenses as a percentage of net revenue to continue to decline in the future.
General and administrative expenses. Our general and administrative expenses for the quarter ended September 30, 2009 were $8.6 million, an increase of $3.6 million, or 70.0%, as compared to general and administrative expenses of $5.0 million for the quarter ended September 30, 2008. This increase was primarily due to increases in bad debt expense, employee compensation, and share-based compensation, partially offset by a decrease in legal, audit and corporate insurance expenses of $2.1 million, $1.1 million, $0.6 million, and $0.2 million, respectively. Bad debt expense increased to $3.3 million for the quarter ended September 30, 2009 from $1.2 million for the quarter ended September 30, 2008 as a result of an increase in net revenues and the increase in aged receivables between periods. Employee compensation increased primarily as a result of the additions in July 2008 to our executive management team and the hiring of other personnel needed to operate as a public company. Share based compensation increased since prior to November 2008 we had never granted equity awards. The decrease in legal, audit, and corporate insurance is primarily related to lower legal costs in 2009 as a result of the settlement of the SunGard litigation and the completion of our initial public offering in November 2008, partially offset by increased insurance and audit costs associated with being a public company. Our general and administrative expenses as a percentage of net revenue increased by 0.1% to 12.9% for the quarter ended September 30, 2009, from 12.8% for the quarter ended September 30, 2008. This increase was primarily due to an increase in bad debt expense from $1.2 million in the third quarter of 2008 to $3.3 million in the third quarter of 2009. The increase was the result of both an increase in revenue and a refinement made in 2009 to our methodology for estimating bad debt expense to better reflect the pattern and timing of the aging of our receivables as well as to incorporate our most recent collections experience. On a sequential basis, bad debt expense as a percentage of revenue of 5.1% for the third quarter is down from 5.5% in the second quarter of 2009, and 5.2% for the year ended December 31, 2008. In addition, share-based compensation represented 0.9% of net revenue for the quarter ended September 30, 2009. These increases were partially offset by our ability to leverage our fixed infrastructure over an increasing revenue base.
Estimated litigation loss. During the third quarter of fiscal year 2009, the Company recorded an accrual of $5.2 million for the estimated settlement of the qui tam lawsuit that has been reached in principle but is conditioned upon obtaining governmental approval and finalizing settlement terms. See Note 7 — Commitments and Contingencies, and Part II, Item 1, Legal Proceedings.
Royalty to former owner. In connection with our royalty fee arrangement with the former owner related to online revenue, we incurred royalty expenses for the quarter ended September 30, 2009 of $0.0 million, a decrease of $0.1 million, or 40.0%, as compared to royalty expenses incurred of $0.1 million for the quarter ended September 30, 2008 as a result of the elimination of the obligation to pay royalties to the former owner effective April 15, 2008. As discussed above, the only related expense in future periods will be the approximately $0.3 million in annual amortization of the prepaid royalty asset that was established as a result of payments made to eliminate this future obligation.
Interest expense. Our interest expense for the quarter ended September 30, 2009 was $0.3 million, a decrease of $0.4 million from $0.7 million for the quarter ended September 30, 2008, as the average level of borrowings and related interest rates were significantly lowered as a result of the repurchase of the campus land and building and the conversion from a capital lease obligation at an effective interest rate of approximately 8.7% to a variable rate debt with an effective interest rate of 3.8% in the third quarter of 2009.
Interest income. Our interest income for the quarter ended September 30, 2009 and 2008 were $0.1 million. Decreased short-term interest rates in 2009 were offset by increased cash balances in 2009.
Income tax expense (benefit). Income tax expense for the quarter ended September 30, 2009 was $3.0 million, an increase of $2.2 million from $0.8 million for the quarter ended September 30, 2008. This increase was primarily attributable to increased income before income taxes. Our effective tax rate was 46.0% during the third quarter of 2009 compared to 40.2% during the third quarter of 2008. This increase is primarily attributable to the potential impact of the estimated litigation loss for the qui tam settlement, which may not be fully deductible.
Net income. Our net income for the quarter ended September 30, 2009 was $3.5 million, an increase of $2.2 million, as compared to $1.3 million for the quarter ended September 30, 2008, due to the factors discussed above.
Nine Months Ended September 30, 2009 Compared to Nine Months Ended September 30, 2008
Net revenue. Our net revenue for the nine months ended September 30, 2009 was $184.5 million, an increase of $74.9 million, or 68.3%, as compared to net revenue of $109.6 million for the nine months ended September 30, 2008. This increase was primarily due to increased online enrollment and, to a lesser extent, increases in the average tuition per student caused by tuition price increases, an increase in the average credits per student and increases in our digital media content revenues, partially offset by an increase in institutional scholarships. End-of-period enrollment increased 55.8% between September 30, 2009 and 2008, as we were able to continue our growth and increase our recruitment, marketing, and enrollment operations. The year-over-year increase in net revenue exceeded the year-over-year increase in enrollment due to an increase in the average revenue per student primarily due to tuition price increases.
Instructional cost and services expenses. Our instructional cost and services expenses for the nine months ended September 30, 2009 were $61.9 million, an increase of $24.9 million, or 67.2%, as compared to instructional cost and services expenses of $37.0 million for the nine months ended September 30, 2008. This increase was primarily due to increases in instructional compensation and related expenses, faculty compensation, occupancy, instructional supplies, depreciation and amortization, share-based compensation, and other miscellaneous instructional costs and services of $11.8 million, $5.3 million, $1.6 million, $1.6 million, $1.6 million, $0.4 million, and $2.6 million, respectively. These increases are primarily attributable to the increased headcount (both staff and faculty) needed to provide student instruction and support services, including increased occupancy and equipment costs for the increased headcount, as a result of the increase in enrollments. Our instructional cost and services expenses as a percentage of net revenue decreased by 0.2% to 33.5% for the nine months ended September 30, 2009, as compared to 33.7% for the nine months ended September 30, 2008. This decrease was a result of the continued shift of our student population to online programs and our ability to leverage the relatively fixed cost structure of our campus-based facilities and ground faculty across an increasing revenue base, as well as increased class size, partially offset by an increase in employee compensation and related expenses as a percentage of revenue as we have increased the support personnel to student ratios to further improve the customer service to our students.

Selling and promotional expenses. Our selling and promotional expenses for the nine months ended September 30, 2009 were $62.4 million, an increase of $16.4 million, or 35.5%, as compared to selling and promotional expenses of $46.0 million for the nine months ended September 30, 2008. This increase was primarily due to increases in selling and promotional employee compensation and related expenses, advertising, occupancy, and other selling and promotional related costs of $8.0 million, $5.9 million, $1.1 million, and $1.4 million, respectively. These increases were driven by a continued substantial expansion in our marketing efforts following the removal of our growth restrictions by the Department of Education in 2006, which resulted in an increase in recruitment, marketing, and enrollment staffing, and expenses related to our revenue sharing arrangement. Our selling and promotional expenses as a percentage of net revenue decreased by 8.2% to 33.8% for the nine months ended September 30, 2009, from 42.0% for the nine months ended September 30, 2008. This decrease occurred as a result of an increase in the productivity of our enrollment counselors that were hired during 2008, coupled with a focus on higher quality leads to enhance our efforts to enroll prospective students. In this regard, we incur immediate expenses in connection with hiring new enrollment counselors while these individuals undergo training, and typically do not achieve full productivity or generate enrollments from these enrollment counselors until four to six months after their dates of hire. We plan to continue to add additional enrollment counselors in the future, although the number of additional hires as a percentage of the total headcount is expected to decrease, and we therefore plan to continue to reduce selling and promotional expenses as a percentage of net revenue in the future.
General and administrative expenses. Our general and administrative expenses for the nine months ended September 30, 2009 were $26.1 million, an increase of $10.1 million, or 63.1%, as compared to general and administrative expenses of $16.0 million for the nine months ended September 30, 2008. This increase was primarily due to increases in bad debt expense, employee compensation, share-based compensation, and other general and administrative expenses of $4.6 million, $3.5 million, $1.9 million and $0.1 million, respectively. Bad debt expense increased to $9.9 million for the nine months ended September 30, 2009 from $5.3 million for the nine months ended September 30, 2008 as a result of an increase in net revenues and the increase in aged receivables between periods. Employee compensation increased primarily as a result of the additions in July 2008 to our executive management team and the hiring of other personnel needed to operate as a public company. Share based compensation increased since prior to November 2008 we had never granted equity awards. Our general and administrative expenses as a percentage of net revenue decreased by 0.5% to 14.1% for the nine months ended September 30, 2009, from 14.6% for the nine months ended September 30, 2008, primarily due to our ability to leverage our fixed infrastructure over an increasing revenue base, partially offset by an increase in our bad debt expense as a percentage of net revenue between periods from 4.8% of net revenue during the nine months ended September 30, 2008 to 5.4% of net revenue during the nine months ended September 30, 2009 and increased employee compensation and related expenses as a percentage of net revenue as discussed above, and share-based compensation, which represented 1.0% of net revenue for the nine months ended September 30, 2009.
Estimated litigation loss. During the nine months ended September 30, 2009, the Company recorded an accrual of $5.2 million for the estimated settlement of the qui tam lawsuit that has been reached in principle but is conditioned upon obtaining governmental approval and finalizing settlement terms. See Note 7 — Commitments and Contingencies, and Part II, Item 1, Legal Proceedings.
Royalty to former owner. In connection with our royalty fee arrangement with the former owner related to online revenue, we incurred royalty expenses for the nine months ended September 30, 2009 of $0.2 million, a decrease of $1.4 million, or 86.2%, as compared to royalty expenses incurred of $1.6 million for the nine months ended September 30, 2008 as a result of the elimination of the obligation to pay royalties to the former owner effective April 15, 2008. As discussed above, the only related expense in future periods will be the approximately $0.3 million in annual amortization of the prepaid royalty asset that was established as a result of payments made to eliminate this future obligation. Our royalty expense as a percentage of net revenue decreased to 0.1% for the nine months ended September 30, 2009 from 1.5% for the nine months ended September 30, 2008.
Interest expense. Our interest expense for the nine months ended September 30, 2009 was $1.4 million, a decrease of $0.8 million from $2.2 million for the quarter ended September 30, 2008, as the average level of borrowings and related interest rates changed as a result of the repurchase of the campus land and buildings in late April 2009 from an effective borrowing rates of approximately 8.7% to variable rate debt with an effective interest of approximately 3.8% starting in May 2009.
Interest income. Our interest income for the nine months ended September 30, 2009 was $0.3 million, a decrease of $0.2 million from $0.5 million for the nine months ended September 30, 2008, as a result of decreased short-term interest rates in 2009 partially offset by higher cash balances in 2009 as a result of the owner settlement in 2008.
Income tax expense. Income tax expense for the nine months ended September 30, 2009 was $11.4 million, an increase of $8.6 million from $2.8 million for the nine months ended September 30, 2008. This increase was primarily attributable to increased income before income taxes. Our effective tax rate was 41.3% during the nine months ended September 30, 2009 compared to 39.0% during the nine months ended September 30, 2008. This increase is primarily attributable to the potential impact of the estimated litigation loss for the qui tam settlement, which may not be fully deductible.
Net income. Our net income for the nine months ended September 30, 2009 was $16.2 million, an increase of $11.7 million, or 262%, as compared to net income of $4.5 million for the nine months ended September 30, 2008, due to the factors discussed above.
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
Liquidity and Capital Resources
Liquidity. We financed our operating activities and capital expenditures during the nine months ended September 30, 2009 and 2008 primarily through cash provided by operating activities, loan proceeds of $25.7 million received in the second quarter of 2009 used solely for the purchase of the land and buildings comprising our ground campus, and offering proceeds of $14.9 million received in September 2009 from the sale of 1,000,000 shares of our common stock. Our unrestricted cash, cash equivalents, and marketable securities were $74.2 million and $35.6 million at September 30, 2009 and December 31, 2008, respectively. Our restricted cash, cash equivalents and investments at September 30, 2009 and December 31, 2008 were $3.7 million and $5.1 million, respectively.
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
Cash Flows
Operating Activities. Net cash provided by operating activities for the nine months ended September 30, 2009 was $66.8 million as compared to $17.9 million for the nine months ended September 30, 2008. Cash provided by operations in the nine months ended September 30, 2009 resulted from our net income plus non cash charges for bad debts, depreciation and amortization and share-based compensation. The cash provided by operations in the nine months ended September 30, 2008 was lower than 2009 primarily due to continued increases in enrollment in 2009 and the $19.5 million payment made in April 2008 in connection with the settlement with the former owners.
Investing Activities. Net cash used in investing activities was $53.0 million and $4.8 million for the nine months ended September 30, 2009 and 2008, respectively. Cash used in investing activities is primarily related to the acquisition of our campus land and buildings from Spirit , for an allocated purchase amount of $35.5 million. Other capital expenditures were $18.7 million and $5.8 million for the nine months ended September 30, 2009 and 2008, respectively. Capital expenditures primarily consist of computer equipment, leasehold improvements, new system infrastructure licenses and office furniture and fixtures to support our increasing employee headcounts and increased internal use software development.
Financing Activities. Net cash provided by financing activities was $24.7 million for the nine months ended September 30, 2009 and cash used in financing activity was $13.1 million for the nine months ended September 30, 2008. During the first nine months of 2008, principal payments on notes payable, capital lease obligations, settlement with the prior owners and our line of credit were offset by proceeds from preferred stock issuances. During the first nine months of 2009, the proceeds from the loan agreement and proceeds from our 2009 public offering of stock were partially offset by the repurchase of our shares from Spirit.
Contractual Obligations
The following table sets forth, as of September 30, 2009, the aggregate amounts of our significant contractual obligations and commitments with definitive payment terms due in each of the periods presented (in millions):

		Payments Due by Period
		Less than			More than
	Total	1 Year	2–3 Years	4–5 Years	5 Years
Long term debt and notes payable(1)	$26.6	$0.5	$4.2	$3.6	$18.3
Capital lease obligations(1)	1.8	0.2	1.5	0.1	0.0
Purchase obligations(2)	14.2	9.3	4.3	0.4	0.2
Operating lease obligations	27.0	0.9	7.3	5.8	13.0

Total contractual obligations	$69.6	$10.9	$17.3	$9.9	$31.5

(1)	The material change since December 31, 2008 is a result of the acquisition of the land and buildings comprising our ground campus in April 2009. In connection with this acquisition, we reduced our capital lease obligations for the buildings that we had previously leased and increased our debt obligations pursuant to the loan agreement with a financial institution that we entered into for the sole purpose of financing the acquisition of the campus land and buildings.

(2)	The purchase obligation amounts include expected spending by period under contracts that were in effect at September 30, 2009. Less than one year represents expected expenditures from October 1, 2009 through December 31, 2009.
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
We define Adjusted EBITDA as net income (loss) plus interest expense net of interest income, plus income tax expense (benefit), and plus depreciation and amortization (EBITDA), as adjusted for (i) royalty payments incurred pursuant to an agreement with our former owner that has been terminated as of April 15, 2008, (ii) management fees and expenses that are no longer paid, (iii) estimated litigation losses, and (iv) share-based compensation.
We present Adjusted EBITDA because we consider it to be an important supplemental measure of our operating performance. We also make certain compensation decisions based, in part, on our operating performance, as measured by Adjusted EBITDA, and our loan agreement requires us to comply with covenants that include performance metrics substantially similar to Adjusted EBITDA. All of the adjustments made in our calculation of Adjusted EBITDA are adjustments to items that management does not consider to be reflective of our core operating performance. Management considers our core operating performance to be that which can be affected by our managers in any particular period through their management of the resources that affect our underlying revenue and profit generating operations during that period. Management fees and expenses, royalty expenses paid to our former owner, estimated litigation losses, financing arrangements, and share-based compensation are not considered reflective of our core performance. We believe Adjusted EBITDA allows us to compare our current operating results with corresponding historical periods and with the operational performance of other companies in our industry because it does not give effect to potential differences caused by variations in capital structures (affecting relative interest expense, including the impact of write-offs of deferred financing costs when companies refinance their indebtedness), tax positions (such as the impact on periods or companies of changes in effective tax rates or net operating losses), the book amortization of intangibles (affecting relative amortization expense), and other items that we do not consider reflective of underlying operating performance. We also present Adjusted EBITDA because we believe it is frequently used by securities analysts, investors, and other interested parties as a measure of performance.

In evaluating Adjusted EBITDA, you should be aware that in the future we may incur expenses similar to the adjustments described above. Our presentation of Adjusted EBITDA should not be construed as an inference that our future results will be unaffected by expenses that are unusual, non-routine, or non-recurring. Adjusted EBITDA has limitations as an analytical tool, and you should not consider it in isolation, or as a substitute for analysis of our results as reported under GAAP. Some of these limitations are that it does not reflect:
•	cash expenditures for capital expenditures or contractual commitments;

•	changes in, or cash requirements for, our working capital requirements;

•	interest expense, or the cash requirements necessary to service interest or principal payments on our indebtedness;

•	the cost or cash required to replace assets that are being depreciated or amortized; and

•	the impact on our reported results of earnings or charges resulting from (i) royalties to our former owner, including amortization of royalties prepaid in connection with our settlement, (ii) management fees and expenses that were payable until completion of our initial public offering, (iii) estimated litigation loss, and (iv) share-based compensation.
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
The following table presents data relating to Adjusted EBITDA, which is a non-GAAP measure, for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
	(Unaudited, in thousands)
Net income	$3,491	$1,252	$16,209	$4,476
Plus: interest expense net of interest income	223	573	1,091	1,648
Plus: income tax expense	2,969	841	11,408	2,868
Plus: depreciation and amortization	2,322	1,407	5,560	3,676

EBITDA	9,005	4,073	34,268	12,668

Plus: royalty to former owner (a)	74	124	222	1,612
Plus: management fees and expenses (b)	—	77	—	288
Plus: estimated litigation loss (c)	5,200	—	5,200	—
Plus: share-based compensation (d)	862	—	2,439	—

Adjusted EBITDA	$15,141	$4,274	$42,129	$14,568

(a)	Reflects the royalty fee arrangement with our former owner in which we agreed to pay a stated percentage of cash revenue generated by our online programs. As a result of the settlement of a dispute with the former owner, we are no longer obligated to pay this royalty, although the settlement included a prepayment of future royalties that will be amortized in 2009 and future periods.

(b)	Reflects management fees and expenses of $0.1 million and $0.3 million for the three and nine months periods ended September 30, 2008 to the general partner of the Endeavour Entities. The agreement relating to this arrangement has been terminated.

(c)	Reflects an accrual of $5.2 million for an estimated litigation settlement that has been reached in principle but is conditioned upon obtaining governmental approval and finalizing settlement terms. See Note 7 — Commitments and Contingencies, and Part II, Item 1, Legal Proceedings.

(d)	Reflects share-based compensation expense recorded in the first nine months of 2009 related to share-based compensation for stock options granted to employees and directors in connection with our initial public offering and additional equity awards granted in subsequent periods.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk
Impact of inflation. We believe that inflation has not had a material impact on our results of operations for the nine months ended September 30, 2009 or 2008. There can be no assurance that future inflation will not have an adverse impact on our operating results and financial condition.
Market risk. On June 30, 2009, we entered into two derivative agreements to manage our 30 Day LIBOR interest exposure from the variable rate debt we incurred in connection with the repurchase from Spirit of shares of our common stock and the land and buildings that comprise our ground campus, which debt matures in April 2014. The corridor instrument, which hedges variable interest rate risk starting July 1, 2009 through April 30, 2014 with a notional amount of $12.6 million as of September 30, 2009, permits us to hedge our interest rate risk at several thresholds. Under this arrangement, in addition to the credit spread we will pay variable interest rates based on the 30 Day LIBOR rates monthly until that index reaches 4%. If 30 Day LIBOR is equal to 4% through 6%, we will continue to pay 4%. If 30 Day LIBOR exceeds 6%, we will pay actual 30 Day LIBOR less 2%. The forward interest rate risk starts on May 1, 2010, continues each month thereafter until April 30, 2014, and has a notional amount of $12.0 million. Under this arrangement, we will receive 30 Day LIBOR and pay 3.245% fixed rate on the amortizing notional amount plus the credit spread.
Except with respect to the foregoing, we have no derivative financial instruments or derivative commodity instruments. We invest cash in excess of current operating requirements in short term certificates of deposit and money market instruments in multiple financial institutions.
Interest rate risk. We manage interest rate risk by investing excess funds in cash equivalents and AAA-rated marketable securities bearing variable interest rates, which are tied to various market indices. Our future investment income may fall short of expectations due to changes in interest rates or we may suffer losses in principal if we are forced to sell securities that have declined in market value due to changes in interest rates. At September 30, 2009, a 10% increase or decrease in interest rates would not have a material impact on our future earnings, fair values, or cash flows. For information regarding our variable rate debt, see “Market risk” above.

Item 4.	Controls and Procedures
Evaluation of Disclosure Controls and Procedures
We carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and the chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based upon that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are effective, as of September 30, 2009, in ensuring that material information relating to us required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in reports it files or submits under the Exchange Act is accumulated and communicated to management, including its principal executive officer or officers and principal financial officer or officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.
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
We were previously a party to a dispute with SunGard Higher Education Managed Services Inc. (“SunGard”). On October 22, 2008, an arbitration panel issued a final award pursuant to which the Company and SunGard were awarded damages, with a net award to SunGard in the amount of approximately $250,000 plus interest. The arbitration panel also held that each party would be responsible for its own attorneys’ fees and that the parties would equally share the arbitration costs. As a result, we reduced our reserves for litigation by $300,000 in the quarter ended September 30, 2008. On January 14, 2009, we entered into a settlement agreement with SunGard regarding payment of the arbitration award and effecting a mutual release between the parties regarding all claims that were brought, or could have been brought, in the litigation and related arbitration, and all administrative matters relating to this dispute have been resolved. Therefore, as of September 30, 2009 there are no reserves for litigation related to this matter.
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
On September 11, 2008, we were served with a qui tam lawsuit that had been filed against us in August 2007 in the United States District Court for the District of Arizona by a then-current employee on behalf of the federal government. All proceedings in the lawsuit had been under seal until September 5, 2008, when the court unsealed the first amended complaint, which was filed on August 11, 2008. A qui tam case is a civil lawsuit brought under the federal False Claims Act by one or more individuals (a “relator”) on behalf of the federal government for an alleged submission to the government of a false claim for payment. The qui tam lawsuit alleges, among other things, that we violated the False Claims Act by knowingly making false statements, and submitting false records or statements, from at least 2001 to the present, to get false or fraudulent claims paid or approved, and asserts that we improperly compensated certain of our enrollment counselors in violation of the Title IV law governing compensation of such employees, and as a result, improperly received Title IV program funds. The complaint specifically alleges that some of our compensation practices with respect to our enrollment personnel, including providing non-cash awards, have violated the Title IV law governing compensation. While we believe that the compensation policies and practices at issue in the complaint have not been based on success in enrolling students in violation of applicable law, the Department of Education’s regulations and interpretations of the incentive compensation law do not establish clear criteria for compliance in all circumstances, and some of these practices, including the provision of non-cash awards, are not within the scope of any explicit “safe harbor” provided in the compensation regulations. The complaint seeks treble the amount of unspecified damages sustained by the federal government in connection with our receipt of Title IV funding, a civil penalty for each violation of the False Claims Act, attorneys’ fees, costs, and interest. The Company filed a motion to dismiss this case in November 2008, which was denied by the court in February 2009, and it has continued to vigorously contest this lawsuit. We cannot presently predict the ultimate outcome of this litigation or any liability or other sanctions that may result
Pursuant to the court’s mandatory scheduling order, we have entered into a settlement discussions with respect to the qui tam matter with the relator. In connection with such discussions, we are negotiating for a comprehensive settlement that would include, among other things, the resolution by the OIG of its investigation. We have reached a settlement in principle with the relator pursuant to which we have agreed to pay $5.2 million to finally resolve the qui tam case and thereby avoid the cost and distraction of a potentially protracted trial. We have accrued that amount in the accompanying financial statements for the quarter ended September 30, 2009. This settlement is conditioned upon obtaining the approval of the U.S. Department of Justice (which has authority to approve settlement of False Claims Act matters) and the Department of Education with respect to the resolution of the OIG investigation, and finalizing settlement terms that would release us from other False Claims Act cases based upon the conduct covered by the settlement. Pursuant to a joint request by us, the relator and the Department of Justice, on September 28, 2009, the Court granted a stay of all litigation proceedings for 120 days while the parties attempt to negotiate a final settlement, which negotiations are underway. The ultimate dismissal of the action, should a final settlement be reached, is subject to the Court’s approval. Should the parties fail to conclude the settlement on the proposed or other terms, we would continue to vigorously defend this lawsuit.
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
There have been no material changes to the risk factors disclosed in the “Risk Factors” section of our Annual Report on Form 10-K for the year ended December 31, 2008, as updated in our Quarterly Reports on Form 10-Q for the quarters ended March 31, 2009 and June 30, 2009 and as updated in our Current Report on Form 8-K filed on August 27, 2009.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
Recent Sales of Unregistered Securities
None.
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
None.

Item 3.	Defaults Upon Senior Securities
None.

Item 4.	Submission of Matters to a Vote of Security Holders
None

Item 5.	Other Information
None.

Item 6.	Exhibits
(a) Exhibits

Number	Description	Method of Filing
3.1	Amended and Restated Certificate of Incorporation.	Incorporated by reference to Exhibit 3.1 to Amendment No. 6 to the Company’s Registration Statement on Form S-1 filed with the SEC on November 12, 2008.

3.2	Amended and Restated Bylaws.	Incorporated by reference to Exhibit 3.2 to Amendment No. 6 to the Company’s Registration Statement on Form S-1 filed with the SEC on November 12, 2008.

4.1	Specimen of Stock Certificate.	Incorporated by reference to Exhibit 4.1 to Amendment No. 2 to the Company’s Registration Statement on Form S-1 filed with the SEC on September 29, 2008.

4.2	Amended and Restated Investor Rights Agreement, dated September 17, 2008, by and among Grand Canyon Education, Inc. and the other parties named therein.	Incorporated by reference to Exhibit 4.2 to Amendment No. 2 to the Company’s Registration Statement on Form S-1 filed with the SEC on September 29, 2008.

10.1	Employment Agreement, dated September 16, 2009, by and between Grand Canyon Education, Inc. and Joseph N. Mildenhall.	Filed herewith.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. †	Filed herewith.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. †	Filed herewith.

†	This certification is being furnished solely to accompany this report pursuant to 18 U.S.C. Section 1350, and is not being filed for purposes of Section 18 of the Exchange Act, and is not to be incorporated by reference into any filings of the Company, whether made before or after the date hereof, regardless of any general incorporation language in such filing.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GRAND CANYON EDUCATION, INC.
Date: November 3, 2009	By:	/s/ Daniel E. Bachus
Daniel E. Bachus
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

EXHIBIT INDEX

Number	Description	Method of Filing
3.1	Amended and Restated Certificate of Incorporation.	Incorporated by reference to Exhibit 3.1 to Amendment No. 6 to the Company’s Registration Statement on Form S-1 filed with the SEC on November 12, 2008.

3.2	Amended and Restated Bylaws.	Incorporated by reference to Exhibit 3.2 to Amendment No. 6 to the Company’s Registration Statement on Form S-1 filed with the SEC on November 12, 2008.

4.1	Specimen of Stock Certificate.	Incorporated by reference to Exhibit 4.1 to Amendment No. 2 to the Company’s Registration Statement on Form S-1 filed with the SEC on September 29, 2008.

4.2	Amended and Restated Investor Rights Agreement, dated September 17, 2008, by and among Grand Canyon Education, Inc. and the other parties named therein.	Incorporated by reference to Exhibit 4.2 to Amendment No. 2 to the Company’s Registration Statement on Form S-1 filed with the SEC on September 29, 2008.

10.1	Employment Agreement, dated September 16, 2009, by and between Grand Canyon Education, Inc. and Joseph N. Mildenhall.	Filed herewith.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. †	Filed herewith.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. †	Filed herewith.

†	This certification is being furnished solely to accompany this report pursuant to 18 U.S.C. Section 1350, and is not being filed for purposes of Section 18 of the Exchange Act, and is not to be incorporated by reference into any filings of the Company, whether made before or after the date hereof, regardless of any general incorporation language in such filing.