Form 10-K
period 2009-12-31
Grand Canyon Education, Inc.
filed 2010-02-18
CIK 1434588

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended: December 31, 2009
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
None
(Title of class)
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act). Yes ☐ No ☑
The total number of shares of common stock outstanding as of January 29, 2010, was 45,658,016.
As of June 30, 2009, the last business day of the registrant’s most recently completed second fiscal quarter, the registrant’s common stock was listed on the NASDAQ Global Market. As of June 30, 2009, the aggregate market value of the registrant’s common stock held by nonaffiliates was approximately $401.4 million.
DOCUMENTS INCORPORATED BY REFERENCE
Certain portions of the registrant’s Definitive Proxy Statement for its 2010 Annual Meeting of Stockholders (which is expected to be filed with the Commission within 120 days after the end of the registrant’s 2009 fiscal year) are incorporated by reference into Part III of this Report.

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
Forward-looking statements should not be read as a guarantee of future performance or results, and will not necessarily be accurate indications of the times at, or by, which such performance or results will be achieved. Forward-looking statements are based on information available at the time those statements are made or management’s good faith belief as of that time with respect to future events, and are subject to risks and uncertainties that could cause actual performance or results to differ materially from those expressed in or suggested by the forward-looking statements. Important factors that could cause such differences include, but are not limited to:
•	our failure to comply with the extensive regulatory framework applicable to our industry, including Title IV of the Higher Education Act and the regulations thereunder, state laws and regulatory requirements, and accrediting commission requirements;

•	the results of the ongoing investigation by the Department of Education’s Office of Inspector General and the pending qui tam action regarding the manner in which we have compensated our enrollment personnel, and possible remedial actions or other liability resulting therefrom;

•	the ability of our students to obtain federal Title IV funds, state financial aid, and private financing;

•	risks associated with changes in applicable federal and state laws and regulations and accrediting commission standards;

•	risks associated with a change in control under applicable regulatory or accrediting standards, and our inability to obtain appropriate approvals for such an event in a timely manner, or at all;

•	our ability to hire and train new, and develop and train existing, enrollment counselors;

•	the pace of growth of our enrollment;

•	our ability to convert prospective students to enrolled students and to retain active students;

•	our success in updating and expanding the content of existing programs and developing new programs in a cost-effective manner or on a timely basis;

•	industry competition, including competition for qualified executives and other personnel;

•	risks associated with the competitive environment for marketing our programs;

•	failure on our part to keep up with advances in technology that could enhance the online experience for our students;

•	the extent to which obligations under our loan agreement, including the need to comply with restrictive and financial covenants and to pay principal and interest payments, limits our ability to conduct our operations or seek new business opportunities;

•	our ability to manage future growth effectively;

•	general adverse economic conditions or other developments that affect job prospects in our core disciplines; and

•	other factors discussed under the headings “Risk Factors,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” “Business,” and “Regulation.”
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

Part I
Item 1. Business
Overview
We are a regionally accredited provider of online postsecondary education services focused on offering graduate and undergraduate degree programs in our core disciplines of education, business, and healthcare. In addition to our online programs, we offer ground programs at our traditional campus in Phoenix, Arizona and onsite at the facilities of employers. We are committed to providing an academically rigorous educational experience with a focus on career-oriented programs that meet the objectives of our students. We utilize an integrated, innovative approach to marketing, recruiting, and retaining students, which has enabled us to increase enrollment from approximately 3,000 students at the end of 2003 to approximately 37,700 students at December 31, 2009, representing a compound annual growth rate of approximately 52.5%. At December 31, 2009, 91.7% of our students were enrolled in our online programs, and of those students, 44.5% are pursuing master’s or doctoral degrees.
We primarily focus on recruiting and educating working adults, whom we define as students age 25 or older who are pursuing a degree while employed. As of December 31, 2009, approximately 91.3% of our online students were age 25 or older. We believe that working adults are attracted to the convenience and flexibility of our online programs because they can study and interact with faculty and classmates during times that suit their schedules. We also believe that working adults represent an attractive student population because they are better able to finance their education, more readily recognize the benefits of a postsecondary degree, and have higher persistence and completion rates than students generally.
We have experienced significant growth in enrollment, net revenue, and operating income over the last several years. Our enrollment at December 31, 2009 was approximately 37,700, representing an increase of approximately 53.1% over our enrollment at December 31, 2008. Our net revenue and operating income for the year ended December 31, 2009 were $261.9 million and $46.6 million, respectively, representing increases of 62.4% and 264%, respectively, over the year ended December 31, 2008. Our net revenue and operating income for the year ended December 31, 2008 were $161.3 million and $12.8 million, respectively, representing increases of 62.4% and 194.5%, respectively, over the year ended December 31, 2007. We seek to achieve continued growth in a manner that reinforces our reputation for providing academically rigorous, career-oriented educational programs that advance the careers of our students. As part of our efforts to ensure that our students graduate with the knowledge, competencies, and skills that will enable them to succeed following graduation, we have established an Office of Assessment to monitor student and faculty performance and improve student satisfaction.
We have been regionally accredited by the Higher Learning Commission of the North Central Association of Colleges and Schools and its predecessor since 1968, and we were reaccredited in 2007 for the maximum term of ten years. We are regulated by the Department of Education as a result of our participation in the federal student financial aid programs authorized by Title IV of the Higher Education Act (hereafter, Title IV), and, at the state level, we are licensed to operate and offer our programs by the Arizona State Board for Private Postsecondary Education. In addition, we have specialized accreditations for certain programs from the Association of Collegiate Business Schools and Programs, the Commission on Collegiate Nursing Education, and the Commission on Accreditation of Athletic Training Education. We believe that our institution-wide state authorization and regional accreditation, together with these specialized accreditations, reflect the quality of our programs, enhance their marketability, and improve the employability of our graduates.
We believe that our online capabilities, combined with our 60-year heritage as a traditional campus-based university, differentiate us in the for-profit postsecondary market and enhance the reputation of our degree programs among students and employers. Our online students benefit from our flexible, interactive online platform, which we believe offers a highly effective delivery medium for our programs, yet are enrolled in a university with a traditional campus, faculty, facilities, and athletic programs. We require our online faculty to undergo training in the delivery of online programs before teaching their initial course, while our full-time ground faculty help maintain the consistency and quality of our online programs by supervising and conducting peer reviews of our online faculty, and participating as subject matter experts in the development of our online curricula. Our campus also offers our ground students, faculty and staff an opportunity to participate in a traditional college experience.

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
Since February 2004, we have enhanced our senior management team, expanded our online platform and programs, initiated an infrastructure and technology improvement plan and launched a marketing and branding effort to further differentiate us in the markets in which we operate and support our continued growth. We have also made investments to enhance our student and technology support services. We believe these investments, combined with our management expertise, provide a platform that will support continued enrollment and revenue growth. We have also maintained our non-denominational Christian identity, with many of our undergraduate programs including Christian study requirements.
Our Approach to Academic Quality
Some of the key elements that we focus on to promote a high level of academic quality include:
•	Academically rigorous, career oriented curricula. We create academically rigorous curricula that are designed to enable all students to gain the foundational knowledge, professional competencies, and demonstrable skills required to be successful in their chosen fields. Our curriculum is designed and delivered by faculty that are committed to delivering a high quality, rigorous education. We design our curricula to address specific career-oriented objectives that we believe working adult students in the disciplines we serve are seeking. Through this combination, we believe that we produce graduates that can compete and become leaders in their chosen fields.

•	Qualified faculty. We demonstrate our commitment to high quality education by hiring qualified faculty with relevant practical experience. Substantially all of our current faculty members hold at least a master’s degree in their respective field and 28% of our faculty members hold a doctoral degree. Many of our faculty members are able to integrate relevant, practical experiences from their professional careers into the courses they teach. We invest in the professional development of our faculty members by providing training in traditional and online teaching techniques, hosting events and discussion forums that foster sharing of best practices, and continually assessing teaching effectiveness through peer reviews and student evaluations.

•	Standardized course design. We employ a standardized curriculum development process to ensure a consistent learning experience with frequent faculty-student interaction in our courses. We thereafter continuously review our programs in an effort to ensure that they remain consistent, up-to-date, and effective in producing the desired learning outcomes. We also regularly review student surveys to identify opportunities for course modifications and upgrades.

•	Effective student services. We establish teams comprised of enrollment, academic and finance personnel that act as the primary support contact point for each of our students, beginning at the application stage and continuing through graduation. In recent years, we have also concentrated on improving the technology used to support student learning, including enhancing our online learning platform and further improving student services through the implementation of online interfaces. As a result, many of our support services, including academic, administrative, library, and career services, are accessible online, generally allowing users to access these services at a time and in a manner that is generally convenient to them.

•	Continual academic oversight. We have centralized the assessment functions for all of our programs through our Office of Assessment, which continuously evaluates the desired learning outcomes for each of our programs. We continuously assess outcomes data to determine whether our students graduate with the knowledge, competencies, and skills that are necessary to succeed in the workplace. The Office of Assessment also initiates and manages periodic examinations of our curricula by internal and external reviewers to evaluate and verify program quality and workplace applicability. Based on these processes and student feedback, we determine whether to modify or discontinue programs that do not meet our standards or market needs, or to create new programs. The Office of Assessment also oversees assessment of mission-based competencies.
We also offer the following features in an effort to enrich the academic experience of current and prospective students:
•	Flexibility in program delivery. We also seek to meet market demands by providing students with the flexibility to take courses exclusively online or to combine online coursework with various campus and onsite options. For example, based on market demand, particularly in connection with our nursing programs, we have established satellite locations at multiple hospitals that allow nursing students to take clinical courses onsite while completing other course work online. We have established similar onsite arrangements with other major employers, including schools and school districts through which students can pursue student teaching opportunities. This flexibility raises our profile among employers, encourages students to take and complete courses and eliminates inconveniences that tend to lessen student persistence.

•	Small class size. At December 31, 2009, 90% of our online classes had 25 or fewer students. These class sizes provide each student with the opportunity to interact directly with course faculty and to receive individualized feedback and attention while also affording our faculty with the opportunity to engage proactively with a manageable number of students. We believe this interaction enhances the academic quality of our programs by promoting opportunities for students to participate actively and thus build the requisite knowledge, competencies, and skills.
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
2008 – 2010

Ken Blanchard College of Business
•     The Association of Collegiate Business Schools and Programs accredits our Executive Master of Business Administration degree program, Master of Business Administration degree program, and our Bachelor of Science degree programs in Accounting, Business Administration, Marketing and Entrepreneurship.
2007 – 2017

Specialized Accreditations and Program
College	Approvals	Current Period
College of Nursing and Health Sciences	• The Commission on Collegiate Nursing Education accredits our Bachelor of Science in Nursing and Master of Science in Nursing degree programs.	2006 – 2016 (B.S.) 2006 – 2011 (M.S.)

	• The Arizona State Board of Nursing approves our Bachelor of Science in Nursing and Master of Science in Nursing degree programs.	2006 – 2016 (B.S.) 2006 – 2011 (M.S.)

	• The Commission on Accreditation of Athletic Training Education accredits our Athletic Training Program.	2008 – 2013
Our regional accreditation with the Higher Learning Commission, and our specialized accreditations and approvals for our core programs, reflect the quality of, and standards we set for, our programs, enhance their marketability, and improve the employability of our graduates.
Curricula
We offer the degrees of Doctorate of Education, Master of Arts, Master of Education, Master of Business Administration, Master of Science, Bachelor of Arts, and Bachelor of Science and a variety of programs leading to each of these degrees. Many of our degree programs also offer the opportunity to obtain one or more emphases. We require students to take a minimum of three designated courses to achieve a given emphasis. We also offer certificate programs, which consist of a series of courses focused on a particular area of study, for students who seek to enhance their skills and knowledge.
We offer our academic programs through our four distinct colleges:
•	the College of Education, which has a 60-year history as one of Arizona’s leading teacher’s colleges and consistently graduates teachers who meet or exceed state averages on the Arizona Educator Proficiency Assessment exams;

•	the Ken Blanchard College of Business, which has a well-known brand among our target student population, an advisory board that includes nationally recognized business leaders, and a reputation for offering career-oriented degree programs, including an Executive MBA and programs in leadership, business, and entrepreneurship;

•	the College of Nursing and Health Sciences, which has a strong reputation within the Arizona healthcare community and is the second largest nursing program in Arizona; and

•	the College of Liberal Arts, which develops and provides many of the general education course requirements in our other colleges and also serves as one of the vehicles through which we offer programs in additional targeted disciplines.
We license the right to utilize the name of Ken Blanchard in connection with our business school and Executive MBA Programs.

Under the overall leadership of our senior academic affairs personnel and the deans of the individual colleges, each of the colleges organizes its academic programs through various departments and schools. At December 31, 2009, we offered 94 academic degree program and emphasis combinations, as follows:

College of Education		Ken Blanchard College of Business
Degree Program	Emphasis	Degree Program	Emphasis
Doctor of Education
• Organizational Leadership — Organizational Development
• Organizational Leadership — Higher Education Leadership
• Organizational Leadership — Effective Schools
• Organizational Leadership — Behavioral Health
• Organizational Leadership — Instructional Leadership

Master of Arts	• Teaching — Professional Learning Communities • Teaching — Teaching Leadership	Ken Blanchard Executive MBA

Master of Education	• Education Administration — Institutional Recommendation (“IR”)	Master of Business Administration	• Accounting • General
	• Education Administration — Organizational Leadership — Non-IR		• Finance • Health Systems Management
	• Elementary Education — IR		• Marketing
	• Elementary Education — Non-IR		• Leadership
	• Curriculum and Instruction: Reading— Elementary • Curriculum and Instruction: Reading — Secondary		• Strategic Human Resources Management
• Curriculum and Instruction: Technology
• Secondary Education — IR
	• Secondary Education — Non-IR	Master of Science	• Leadership
	• Special Education for Certified Special Educators • Teaching English to Speakers of Other Languages		• Leadership — Disaster Preparedness & Executive Fire Leadership
• Special Education — IR
	• Special Education — Non-IR	Bachelor of Science	• Accounting
• Business Administration
• Applied Management
• Finance and Economics
• Entrepreneurial Studies
• Marketing
• Public Safety Administration
• Public Safety and Emergency Management

Bachelor of Science	• Elementary/Special Education
• Elementary Education — Early Childhood Education
• Elementary Education — English
• Elementary Education — Math
• Elementary Education — Science
• Secondary Education — Biology*
• Secondary Education — Business Education
• Secondary Education — Chemistry*
• Secondary Education — Mathematics
• Secondary Education — Social Studies
• Secondary Education — Physical Education*
• Secondary Education — English

College of Nursing and Health Sciences		College of Liberal Arts
Degree Program	Emphasis	Degree Program	Emphasis
Master of Science	• Nursing — Family Nurse Practitioner*
	• Nursing — Leadership in Healthcare Systems	Bachelor of Science	• Justice Studies
	• Nursing — Clinical Nurse Specialist (Education Focus)*		• Psychology • Sociology
• Nursing — Clinical Nurse Specialist*
	• Nursing — Nursing Education	Bachelor of Arts	• Communications
	• Professional Counseling		• English Literature
	• Addiction Counseling		• Interdisciplinary Studies
	• Marriage and Family Therapy		• Christian Studies
	• Health Care Administration		• History

Bachelor of Science	• Nursing*	Master of Science	• Criminal Justice
• Psychology

Bachelor of Science	• Biology — Pre-Medicine*
	• Biology — Pre-Pharmacy*	Master of Arts	• Christian Studies
• Biology — Pre-Physician Assistant*
• Health Science: Professional Development and Advanced Patient Care
• Respiratory Care
• Medical Imaging Sciences
• Athletic Training*
• Addiction Counseling
• Exercise Science — Athletic Coaching
• Exercise Science — Health Education
• Exercise Science — Physical Education
• Exercise Science — Pre-Physical Therapy

Undergraduate Minors
		• Athletic Coaching*	• Christian Studies
		• Behavioral Sciences*	• Communication
		• Business	• English Literature
		• Health Education*	• Justice Studies
		• History	• Psychology
• Sociology

*	Indicates program was offered on ground only
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
We currently offer our programs through three 16-week semesters in a calendar year, with up to four starts available per semester for our online students, two starts available for our professional studies ground students and one start available per semester for our traditional ground students. During each semester, classes may last for five, eight, or 16 weeks. Depending on the program, students generally enroll in one to three courses per semester. We generally require online students to complete two courses during a 16-week semester, with each student concentrating on one course during each eight-week period. While there is no explicit requirement, we communicate to our online students our expectation that they access their online student classroom at least four times each week in order to maintain an active dialogue with their professors and classmates. Our online programs provide a digital record of student interactions for the course instructor to assess students’ levels of engagement and demonstration of required competencies.
New Program Development
We typically identify a potential new degree program or emphasis area through market demand or from proposals developed by faculty, staff, students, alumni, or partners, and then perform an analysis of the development cost and the long-term demand for the program. If, following this analysis, we decide to proceed with the program, our Curriculum Design and Development Team designates a subject matter expert who works with other faculty and our curriculum development personnel to design a program that is consistent with our academically rigorous, career-oriented program standards. The program is then reviewed by the dean of the applicable college, the Program Standards and Evaluation Committee, Academic Affairs Committee, our Provost and Chief Academic Officer, and finally, our President. Upon approval, the subject matter expert develops a course syllabus and our Marketing Department creates a marketing plan to publicize the new program. Our average program development process is six months from proposal to course introduction. The development process is typically longer if we are expanding into a new field or offering a new level of degree.

Assessment
Our Office of Assessment serves as our central resource for assessing and continually improving our curricula, student satisfaction and learning outcomes. Among other things, the assessment team reviews student course satisfaction surveys; analyzes archived student assignments to assess whether a given program is developing students’ foundational knowledge, professional competencies, and skills to achieve the expected learning outcomes; and provides feedback as to program effectiveness. Based on this data and the conclusions of the assessment team, we modify programs as necessary to meet our student satisfaction and educational development standards and make recommendations as to adding or modifying programs.
Faculty
Our faculty includes full-time, ground-based faculty who teach under a nine-month or twelve-month teaching contract, as well as adjunct ground-based faculty and online faculty who we employ to teach on a course-by-course basis for a specified fee. As of December 31, 2009, we employed 522 ground-based faculty members, of which 57 were full-time and 465 were part-time adjuncts. Including our ground-based faculty members, who are available to teach online courses, we maintain a pool of over 1,600 online faculty members, all of whom had completed our required training. Substantially all of our current faculty members hold at least a master’s degree in their respective field and 28% of our faculty members hold a doctoral degree. On occasion, we engage a limited number of faculty members who may not hold a graduate degree, but who evidence significant professional experience and achievement in their respective subject areas.
We believe that the quality of our faculty is critical to our success, particularly because faculty members have more interaction with our students than any other university employee. Accordingly, we regularly review the performance of our faculty, including, but not limited to, engaging our full-time ground faculty and other specialists to conduct peer reviews of our online faculty, monitoring the amount of contact and the quality of feedback that faculty have with students in our online programs, reviewing student feedback, and evaluating the learning outcomes achieved by students. If we determine that a faculty member is not performing at the level that we require, we work with the faculty member to improve performance, including, among other things, assigning him or her a mentor or through other means. If the faculty member’s performance does not improve, we terminate the faculty member’s contract and employment.
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
Academic services. We provide students with a variety of services designed to support their academic studies. Our Center for Learning and Advancement offers research services, writing services, and other tutoring services.
Administrative services. We provide students with the ability to access a variety of administrative services both telephonically and via the Internet. For example, students can register for classes, apply for financial aid, pay their tuition, and access their transcripts online. We believe this online accessibility provides the convenience and self-service capabilities that our students value. Our academic and finance counselors provide personalized online and telephonic support to our students.

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
Our enrollment counselors typically have prior education industry or sales experience. Each counselor undergoes a standardized three-week training program that involves both classroom and supervisor-monitored fieldwork and provides the counselor with training in financial aid, regulatory requirements, general sales skills, and our history and heritage, mission, and academic programs. As of December 31, 2009, we employed over 650 enrollment counselors at facilities in the Phoenix, Arizona metropolitan area.
Retention. A key component in retaining our students is providing an outstanding learning experience. We feel that our team-based, proactive approach to recruitment and enhanced student services results in increased retention due to our systematic approach to contacting students at key milestones during their enrollment, providing encouragement and highlighting their achievements. Our financial advisors proactively assist each student with the student’s selection of an appropriate payment option, and monitors the student’s progress and account balance to ensure a smooth financial aid experience and to help ensure our students are well prepared for their financial obligations incurred. Our academic advisors assist their students with their academic schedules and regularly monitor “triggering events,” such as the failure to participate in the classroom or failure to matriculate in a timely manner, which signal that a student may be at-risk for dropping out. Upon identifying an at-risk student, academic advisors proactively interact with the student to resolve any issues and encourage the student to continue with his or her program. We have found that personally involving our employees in the student educational process, and proactively seeking to resolve issues before they become larger problems, can significantly increase retention rates among students. These frequent interactions between financial and academic advisors and students are a key component to our retention strategy.
Admissions
Admission to Grand Canyon University is available to qualified students who are at least 16 years of age. Undergraduate applicants may qualify in various ways, including by having a high school diploma, an unweighted grade point average of 2.25 or greater, a composite score of 920 or greater on the Scholastic Aptitude Test, or a passing score of 520 or greater on the General Education Development (GED) tests. Some of our programs require a higher grade point average and/or other criteria to qualify for admission. Applicants to our graduate programs must generally have an undergraduate degree from an accredited college, university, or program with a grade point average of 2.8 or greater, or a graduate degree from such a college, university, or program. In addition, some students who do not meet the qualifications for admission may be admitted at our discretion. A student being considered for such admission may be asked to submit additional information such as personal references and an essay addressing academic history. Students may also need to schedule an interview to help clarify academic goals and help us make an informed decision.
Enrollment
At December 31, 2009, we had 37,709 students enrolled in our courses, of which 34,596, or 91.7%, were enrolled in our online programs, and 3,113, or 8.3%, were enrolled in our ground programs. Of our online students, which were geographically distributed throughout all 50 states of the United States, and Canada, 91.3% were age 25 or older. Of our ground students, which, although we draw students from throughout the United States, were predominantly comprised of students from Arizona, 59.2% were age 25 or older.

The following is a summary of our student enrollment at December 31, 2009 and December 31, 2008 (which included less than 200 students pursuing non-degree certificates) by degree type and by instructional delivery method:

	December 31, 2009		December 31, 2008
	# of Students	% of Total	# of Students	% of Total
Graduate degree (1)	16,097	42.7%	13,031	52.9%
Undergraduate degree	21,612	57.3%	11,605	47.1%

Total	37,709	100.0%	24,636	100.0%

	December 31, 2009		December 31, 2008
	# of Students	% of Total	# of Students	% of Total
Online(2)	34,596	91.7%	21,955	89.1%
Ground (3)	3,113	8.3%	2,681	10.9%

Total	37,709	100.0%	24,636	100.0%

(1)	Includes 315 and 56 students pursuing doctoral degrees at December 31, 2009 and 2008, respectively.

(2)	As of December 31, 2009, 44.5% of our online students are pursuing graduate or doctoral degrees.

(3)	Includes our traditional on-campus students, as well as our professional studies students.
Tuition and Fees
Our tuition rates vary by type and length of program and by degree level. For all graduate and undergraduate programs, tuition is determined by the number of courses taken by each student. For our 2009-10 academic year (the academic year that began in May 2009), our prices per credit hour are $415 for undergraduate online and professional studies courses, $440 for graduate online courses (other than graduate business and graduate nursing), $485 for graduate business courses, $535 for graduate online nursing courses, and $688 for undergraduate courses for ground students. For our active duty and active reserve online and professional studies students, our prices per credit hour are $250 for undergraduate and $350 for graduate. The overall price of each course varies based upon the number of credit hours per course (with most courses representing three credit hours), the degree level of the program, and the discipline of the course. In addition, we charge a fixed $8,250 “block tuition” for undergraduate ground students taking between 12 and 18 credit hours per semester, with an additional $688 per credit hour for credits in excess of 18. A traditional undergraduate degree typically requires a minimum of 120 credit hours. The minimum number of credit hours required for a master’s degree and overall cost for such a degree varies by program although such programs typically require approximately 36 credit hours. Our doctoral program in education was $770 per credit hour during 2009 but was reduced to $550 per credit hour beginning January 1, 2010. The doctoral program requires approximately 60 credit hours.
We offer tuition scholarships to select students, including online students, athletes, employees, and participants in programs we offer through relationships with employers. For the years ended December 31, 2009, 2008, and 2007, our revenue was reduced by approximately $34.2 million, $18.4 million, and $10.3 million, respectively, as a result of scholarships that we offered to our students. The increase in scholarships is due to increased revenues and a significant increase in the use of academic scholarships to attract high performing students.
We have established a refund policy for tuition and fees based upon individual course start dates. Under our policy, for courses offered through a non-traditional modality, if a student drops or withdraws from a course before the first week, 100% of the charges for tuition and fees are refunded. If a student drops or withdraws from a course during the first week of the course, 75% of the charges for tuition are refunded. If a student drops or withdraws from a course during or after the second week of a course, tuition charges and fees are not refunded. All fees, including materials fees, are non-refundable for non-traditional students after the start of a course. We will refund tuition and fees according to the above policy unless a student attending courses online is a resident of a state that requires us to comply with different, state specific guidelines. For traditional students attending 16 week courses, generally if a student withdraws before the first week 100% of the charges for tuition and fees are refunded. If a student withdraws during the first week of the course, 90% of the charges for tuition are refunded and instructional fees and ground campus-related fees are refunded. If a student drops or withdraws from a course during the second week of a course, 75% of the tuition charges are refunded and all fees are non-refundable. If a student drops during the third week of a course, 50% of the tuition charges are refunded and during or after the fourth week, there are no refunds for tuition charges or fees. Fees charged by us include graduation fees of $200, as well as fees for dropping or withdrawing from courses after the beginning of the course. This tuition and fees refund policy is different from, and applies in addition to, the return of Title IV funds policy we are required to follow as a condition of our participation in the Title IV programs.

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
During fiscal 2009 and 2008, we derived approximately 82.5% and 78.6%, respectively, of our revenue (calculated on a cash basis in accordance with Department of Education standards that were in effect prior to the August 2008 reauthorization of the Higher Education Act) from tuition financed under the Title IV programs. The primary Title IV programs that our students receive funding from are the Federal Family Education Loan, or FFEL, Program, Federal Direct Loan Program, or FDL Program, and the Federal Pell Grant, or Pell, Program, which are described below:
•	FFEL. Under the FFEL Program, banks and other lending institutions make loans to students. The FFEL Program includes the Federal Stafford Loan Program, the Federal PLUS Program (which provides loans to graduate and professional studies students as well as parents of dependent undergraduate students), and the Federal Consolidation Loan Program. If a student defaults on an FFEL loan, payment to the lender is guaranteed by a federally recognized guaranty agency, which is then reimbursed by the Department of Education. Students who demonstrate financial need may qualify for a subsidized Stafford loan. With a subsidized Stafford loan, the federal government pays the interest on the loan while the student is in school and during grace periods and any approved periods of deferment, until the student’s obligation to repay the loan begins. Unsubsidized Stafford loans are not based on financial need, and are available to students who do not qualify for a subsidized Stafford loan or, in some cases, in addition to a subsidized Stafford loan. Loan funds are disbursed to us, and we in turn disburse the amounts in excess of tuition and fees to students. Effective July 1, 2008, under the Federal Stafford Loan Program, a dependent undergraduate student can borrow up to $5,500 for the first academic year, $6,500 for the second academic year, and $7,500 for each of the third and fourth academic years. Students classified as independent, and dependent students whose parents were denied a parent loan for undergraduate students, can obtain up to an additional $4,000 for each of the first and second academic years and an additional $5,000 for each of the third and fourth academic years. Students enrolled in graduate programs can borrow up to $20,500 per academic year. Students enrolled in certain graduate-level health programs can receive an additional $12,500 per academic year.

•	FDL Program. In addition to FFEL loans made by private lenders, the Department of Education also administers the FDL Program, which eliminated the private financial institution as the lender. Under the FDL Program, the federal government makes the loans directly to the students with terms consistent with FFEL loans. The types of loans, the maximum annual loan amounts and other terms of the loans made under the FDL Program are similar to those for loans made under the FFEL Program. During fiscal year 2009, we began participating in the FDL Program for a portion of our Title IV eligible students. In U.S. President Barack Obama’s 2010 budget request delivered to Congress on February 26, 2009, the Department of Education proposed to eliminate FFEL loans and instead require all Title IV student loans to be administered through the FDL Program commencing July 1, 2010. We expect to be able to fully transition from the FFEL Program to the FDL Program by September 2010.

•	Pell. Under the Pell Program, the Department of Education makes grants to undergraduate students who demonstrate financial need. Effective July 1, 2008, the maximum annual grant a student can receive under the Pell Program is $4,731, and effective July 1, 2009, the maximum annual amount increased to $5,350. Under the August 2008 reauthorization of the Higher Education Act, students are able for the first time to receive Pell Grant funds for attendance on a year-round basis, which means that the amount a student can receive in a given year is more than the traditionally defined maximum annual amount.
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
Other financial aid programs. In addition to the Title IV programs listed above, eligible students may participate in several other financial aid programs or receive support from other governmental sources. These include veterans educational benefits administered by the U.S. Department of Veterans Affairs and state financial aid programs. During fiscal 2009 and 2008, we derived an immaterial amount of our net revenue from tuition financed by such programs.
Private loans. Some of our students also use private loan programs to help finance their education. Students can apply to a number of different lenders for private loans at current market interest rates. Private loans are intended to fund a portion of students’ cost of education not covered by the Title IV programs and other financial aid. During fiscal 2009 and 2008, payments derived from private loans constituted approximately 0.9% and 2.9%, respectively, of our cash revenue. Third-party lenders independently determine whether a loan to a student is classified as subprime, and, based on these determinations, we did not derive any payments from subprime loans during fiscal year 2009 or 2008.
Other sources. We derived the remainder of our net revenue from tuition that is self-funded or attributable to employer tuition reimbursements.
Technology Systems and Management
We believe that we have established a secure, reliable, scalable technology system that provides a high quality online educational environment and gives us the capability to substantially grow our online programs and enrollment.
Online course delivery and management. Our online learning management system is the ANGEL Learning Management Suite, which is a web-based system and collaboration portal that stores, manages, and delivers course content; provides interactive communication between students and faculty; enables assignment uploading; and supplies online evaluation tools. The system also provides centralized administration features that support the implementation of policies for content format and in-classroom learning tools. We continually seek to develop and implement features that enhance the online classroom experience, such as delivering course content through streaming video, simulations, and other interactive enhancements.
Internal administration. We utilize a commercial customer relations management package to distribute, manage, track, and report on all prospective student leads developed, both internally and externally. This package is scalable to capacity levels well in excess of current requirements. We also utilize a commercial software package to track Title IV funds, student records, grades, accounts receivable, and accounts payable. This back office system was designed to manage campus based traditional students. We plan to transition our online programs from a term-based financial aid system to a borrower-based financial aid system, that will allow us to manage both traditional and non-traditional students. As part of this transition, we are converting our back office system from Datatel, Inc. to a series of programs developed by Campus Management Corp., including CampusVue and CampusPortal, and also implementing Microsoft’s Great Plains accounting system. We anticipate going live in our new systems in the second quarter of 2010.

Infrastructure. We operate two data centers, one at our campus and one at a third-party co-location facility. All of our servers are networked and we have redundant data backup. We manage our technology environment internally. Our wide area network uses multi-protocol label switching technology for maximum availability and flexibility. Student access is provided through redundant data carriers in both data centers and is load balanced for maximum performance. Real-time monitoring provides current system status across server, network, and storage components.
Ground Campus
We own our ground campus, which is located on approximately 100 acres in the center of the Phoenix, Arizona metropolitan area, near downtown Phoenix. Our campus facilities currently consist of 43 buildings with more than 500,000 square feet of space, which include 63 classrooms, three lecture halls, a 500-seat theater, three student computer labs with 150 computers that are available to students 18 hours per day, a 68,000-volume physical library, and a media arts complex that provides communications students with audio and video equipment. We house our ground students in on-campus student apartments and dormitories that can collectively hold up to 800 students.
We have 18 athletic teams that compete in Division II of the National Collegiate Athletic Association (“NCAA”). Our athletic facilities include two gymnasiums, which accommodate basketball, volleyball, and wrestling, as well as facilities for our baseball, softball, tennis, lacrosse, and swimming programs. Our baseball program has produced more than twenty Major League Baseball players. Baseball, basketball, tennis and soccer have combined to produce nine National Association of Intercollegiate Athletics (“NAIA”) or NCAA National Championship teams.
We believe our ground-based programs and traditional campus not only offers our ground students, faculty, and staff an opportunity to participate in a traditional college experience, but also provides our online students, faculty, and staff with a sense of connection to a traditional university. Additionally, our full-time ground faculty play an important role in integrating online faculty into our academic programs and ensuring the overall consistency and quality of the ground and online student experience. We believe our mix of a rapidly growing online program, anchored by a traditional ground-based program with a 60-year history and heritage, differentiates us from most other for-profit postsecondary education providers.
We intend to expand the size and enhance the profile and reputation of our ground campus by, among other things, adding faculty and expanding upon and modernizing our campus infrastructure and technological capabilities over the next several years. These activities may require significant capital expenditures and may cause us to incur significant expenses. In anticipation of this growth we recently completed the acquisition of 10 acres of land adjacent to our campus for $1.0 million and began the construction of an additional dormitory, classroom building and a student recreation facility.
Employees
In addition to our faculty, as of December 31, 2009, we employed 1,899 staff and administrative personnel in university services, academic advising and academic support, enrollment services, university administration, financial aid, information technology, human resources, corporate accounting, finance, and other administrative functions. None of our employees is a party to any collective bargaining or similar agreement with us. We consider our relationships with our employees to be good.
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

Non-profit institutions receive substantial government subsidies, and have access to government and foundation grants, tax-deductible contributions and other financial resources generally not available to for-profit schools. Accordingly, non-profit institutions may have instructional and support resources that are superior to those in the for-profit sector. In addition, some of our competitors, including both traditional colleges and universities and other for-profit schools, have substantially greater name recognition and financial resources than we have, which may enable them to compete more effectively for potential students. We also expect to face increased competition as a result of new entrants to the online education market, including established colleges and universities that had not previously offered online education programs.
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
Available Information
Our Internet address is www.gcu.edu. We make available free of charge on our website our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, Forms 3, 4, and 5 filed on behalf of directors and executive officers, and all amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act, as soon as reasonably practicable after such reports are electronically filed with, or furnished to, the Securities and Exchange Commission (hereafter, the SEC). In addition, our earnings conference calls and presentation to the financial community are web cast live via our website. In addition to visiting our website, you may read and copy any document we file with the SEC at the SEC’s Public Reference Room at 100 F. Street NE, Washington, D.C. 20549 or at www.sec.gov. Please call the SEC at 1-800-SEC-0330 for information on the Public Reference Room.

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
As an institution of higher education that grants degrees and certificates, we are required to be authorized by appropriate state education authorities. In addition, in order to participate in the federal student financial aid programs, we must be accredited by an accrediting commission recognized by the Department of Education. Accreditation is a non-governmental process through which an institution submits to qualitative review by an organization of peer institutions, based on the standards of the accrediting commission and the stated aims and purposes of the institution. The Higher Education Act requires accrediting commissions recognized by the Department of Education to review and monitor many aspects of an institution’s operations and to take appropriate action if the institution fails to meet the accrediting commission’s standards.
Our operations are also subject to regulation by the Department of Education due to our participation in the federal student financial aid programs under Title IV of the Higher Education Act. Those Title IV programs include educational loans with below-market interest rates that are guaranteed by the federal government in the event of a student’s default on repaying the loan, as well as grant programs for students with demonstrated financial need. To participate in the Title IV programs, a school must receive and maintain authorization by the appropriate state education agency or agencies, be accredited by an accrediting commission recognized by the Department of Education, and be certified as an eligible institution by the Department of Education.
Our business activities are planned and implemented to comply with the standards of these regulatory agencies. We employ a Vice President of SFA Compliance who is knowledgeable about regulatory matters relevant to student financial aid programs and our Chief Financial Officer, Chief Risk Officer, and General Counsel also provide oversight designed to ensure that we meet the requirements of our regulated operating environment.
State Education Licensure and Regulation
We are authorized to offer our educational programs by the Arizona State Board for Private Postsecondary Education, the regulatory agency governing private postsecondary educational institutions in the State of Arizona, where we are located. We do not presently have campuses in any states other than Arizona. We are required by the Higher Education Act to maintain authorization from the Arizona State Board for Private Postsecondary Education in order to participate in the Title IV programs. This authorization is very important to us and our business. To maintain our state authorization, we must continuously meet standards relating to, among other things, educational programs, facilities, instructional and administrative staff, marketing and recruitment, financial operations, addition of new locations and educational programs, and various operational and administrative procedures. Failure to comply with the requirements of the Arizona State Board for Private Postsecondary Education could result in us losing our authorization to offer our educational programs, which would cause us to lose our eligibility to participate in the Title IV programs and which could force us to cease operations. Alternatively, the Arizona State Board for Private Postsecondary Education could restrict our ability to offer certain degree and non-degree programs.
Most other states impose regulatory requirements on out-of-state educational institutions operating within their boundaries, such as those having a physical facility or conducting certain academic activities within the state. State laws establish standards in areas such as instruction, qualifications of faculty, administrative procedures, marketing, recruiting, financial operations, and other operational matters, some of which are different than the standards prescribed by the Department of Education or the Arizona State Board for Private Postsecondary Education. Laws in some states limit schools’ ability to offer educational programs and award degrees to residents of those states. Some states also prescribe financial regulations that are different from those of the Department of Education, and many require the posting of surety bonds.

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
We have determined that our activities in certain states constitute a presence requiring licensure or authorization under the requirements of the state education agency in those states and we have obtained such licensure. In other states, we have obtained approvals as we have determined necessary in connection with our marketing and recruiting activities or where we have determined that our licensure or authorization can facilitate the teaching certification process in a particular state for graduates of our College of Education. We review the licensure requirements of other states when appropriate to determine whether our activities in those states constitute a presence or otherwise require licensure or authorization by the respective state education agencies. Because state regulatory requirements, including agency interpretations, can change frequently, and because we enroll students in all 50 states and the District of Columbia, we expect that state regulatory authorities in states where we are not currently licensed or authorized will request that we seek licensure or authorization in their states in the future. Although we believe that we will be able to comply with additional state licensing or authorization requirements that may arise or be asserted in the future, if we fail to comply with state licensing or authorization requirements for a state, or fail to obtain licenses or authorizations when required, we could lose our state licensure or authorization by that state or be subject to other sanctions, including restrictions on our activities in that state, fines, and penalties. While we do not believe that any of the states in which we are currently licensed or authorized, other than Arizona, are individually material to our operations, the loss of licensure or authorization in any state could prohibit us from recruiting prospective students or offering services to current students in that state, which could significantly reduce our enrollments.
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
Our College of Education is approved by the Arizona State Board of Education to offer Institutional Recommendations (credentials) for the certification of elementary, secondary, and special education teachers and school administrators. Our College of Nursing and Health Services is approved by the Arizona State Board of Nursing for the Bachelor of Science in Nursing and Master of Science in Nursing degrees. Due to varying requirements for professional licensure in each state, we inform students of the risks associated with obtaining professional licensure and that it is each student’s responsibility to determine what state, local, or professional licensure and certification requirements are necessary in his or her individual state.

Accreditation
We have been continuously accredited since 1968 by the Higher Learning Commission and its predecessor, each a regional accrediting commission recognized by the Department of Education. Our accreditation was reaffirmed in 2007, and the next scheduled comprehensive evaluation will be conducted in 2016-2017. Accreditation is a private, non-governmental process for evaluating the quality of educational institutions and their programs in areas including student performance, governance, integrity, educational quality, faculty, physical resources, administrative capability and resources, and financial stability. To be recognized by the Department of Education, accrediting commissions must adopt specific standards for their review of educational institutions, conduct peer-review evaluations of institutions, and publicly designate those institutions that meet their criteria. An accredited school is subject to periodic review by its accrediting commissions to determine whether it continues to meet the performance, integrity and quality required for accreditation.
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
The reauthorization of the Higher Education Act in 2008, and final regulations issued by the Department of Education, effective July 1, 2010, require accreditors to monitor the growth of programs at institutions that are experiencing significant enrollment growth. The Higher Learning Commission requires all affiliated institutions to complete an annual data report. If the non-financial data, particularly enrollment information, and any other information submitted by the institution indicate problems, rapid change, or significant growth, the Higher Learning Commission staff may require that the institution address any concerns arising from the data report in the next self-study and visit process. The Higher Learning Commission staff may also recommend that its Institutional Actions Council require additional monitoring. In addition, the Department of Education has issued final regulations, which will take effect on July 1, 2010, that require the Higher Learning Commission to notify the Department of Education if an institution it accredits that offers distance learning programs experiences an increase in its headcount enrollment of 50% or more in any fiscal year, which could include us based on our historical enrollment growth rates, and the Department of Education may consider that information in connection with its own regulatory oversight activities.
In addition to institutional accreditation by the Higher Learning Commission, there are numerous specialized accrediting commissions that accredit specific programs or schools within their jurisdiction, many of which are in healthcare and professional fields. Accreditation of specific programs by one of these specialized accrediting commissions signifies that those programs have met the additional standards of those agencies. In addition to being accredited by the Higher Learning Commission, we also have the following specialized accreditations:
•	The Association of Collegiate Business Schools and Programs accredits our Executive Master of Business Administration degree program, Master of Business Administration degree program and our Bachelor of Science degree programs in Accounting, Business Administration, Marketing, and Entrepreneurship;

•	The Commission on Collegiate Nursing Education accredits our Bachelor of Science in Nursing and Master of Science in Nursing degree programs; and

•	The Commission on Accreditation of Athletic Training Education accredits our Athletic Training Program.
If we fail to satisfy the standards of any of these specialized accrediting commissions, we could lose the specialized accreditation for the affected programs, which could result in materially reduced student enrollments in those programs as well as student inability to seek licensure.
Regulation of Federal Student Financial Aid Programs
To be eligible to participate in the Title IV programs, an institution must comply with specific requirements contained in the Higher Education Act and the regulations issued thereunder by the Department of Education. An institution must, among other things, be licensed or authorized to offer its educational programs by the state in which it is physically located (in our case, Arizona) and maintain institutional accreditation by an accrediting commission recognized by the Department of Education (in our case, the Higher Learning Commission). We submitted our application for recertification to participate in the Title IV programs to the Department of Education in March 2008 in anticipation of the expiration of our provisional certification on June 30, 2008. The Department of Education did not make a decision on our recertification application by June 30, 2008, and therefore our participation in the Title IV programs has been automatically extended on a month-to-month basis until the Department of Education makes its decision.
The substantial amount of federal funds disbursed to schools through the Title IV programs, the large number of students and institutions participating in these programs, and allegations of fraud and abuse by certain for-profit educational institutions have caused Congress to require the Department of Education to exercise considerable regulatory oversight over for-profit educational institutions. As a result, our institution is subject to extensive oversight and review. Because the Department of Education periodically revises its regulations (as it did in 2009 in connection with the August 2008 reauthorization of the Higher Education Act described below) and changes its interpretations of existing laws and regulations, we cannot predict with certainty how the Title IV program requirements will be applied in all circumstances.
Significant factors relating to the Title IV programs that could adversely affect us include the following:
Congressional action. Congress must reauthorize the Higher Education Act on a periodic basis, usually every five to six years, and the most recent reauthorization occurred in August 2008. The reauthorized Higher Education Act reauthorized all of the Title IV programs in which we participate, but made numerous revisions to the requirements governing the Title IV programs, including provisions relating to the relationships between institutions and lenders that make student loans, student loan default rates, and the formula for revenue that institutions are permitted to derive from the Title IV programs. In addition, in 2007 Congress enacted legislation that reduces interest rates on certain Title IV loans and government subsidies to lenders that participate in the Title IV programs, which caused reduced liquidity in capital markets and, therefore, the potential to reduce access to Title IV program loans by students and parents. In May 2008, Congress enacted additional legislation to attempt to ensure that all eligible students will be able to obtain Title IV loans in the future, and that a sufficient number of lenders will continue to provide Title IV loans. Additional legislation is also pending in Congress, including legislation which, among other things, would eliminate the federally guaranteed student loan program and require all future student loans to be made through the FDL Program. We are not in a position to predict with certainty whether any of the pending legislation will be enacted. Although we are approved to participate in the FDL Program, because a significant percentage of our revenue is derived from the Title IV programs, any action by Congress that significantly reduces Title IV program funding or our ability or the ability of our students to participate in the Title IV programs could increase our costs of compliance, reduce the ability of some students to finance their education at our institution, require us to seek to arrange for other sources of financial aid for our students and materially decrease our student enrollment. In addition, a transition to the FDL Program could cause disruptions in the administration of Title IV program loans to our students if we or the Department of Education encounter difficulties with the systems or processes necessary for increased FDL Program loans. However, we have already started participating in the FDL Program and have experienced no difficulties thus far in processing loans.

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
Pending regulatory changes. In connection with the 2008 reauthorization of the Higher Education Act, Congress directed the Department of Education to promulgate regulations to clarify and carry out the numerous revisions made in such reauthorization. In December 2008, the Department of Education established five negotiated rulemaking committees to begin to work on developing such regulations. Negotiated rulemaking is a process whereby the Department of Education consults with members of the postsecondary education community to identify issues of concern and attempts to agree on proposed regulatory revisions to address those issues before the Department of Education formally proposes any regulations. If the Department of Education and negotiators cannot reach consensus on their entire package of draft regulations, the Department of Education is authorized to propose regulations without being bound by any agreements made in the negotiation process. The five original negotiated rulemaking committees have completed work on certain regulation packages and final regulations were issued in October of 2009, which will become effective on July 1, 2010.
In May 2009, the Department of Education announced its intent to initiate another round of negotiated rulemaking to address regulations to improve the administration of the Title IV programs. That process was concluded for a significant number of regulatory topics in January of 2010 and addressed a number of significant issues, including: compensation paid by institutions to persons or entities engaged in student recruiting or admission activities; the determination of satisfactory academic progress under different academic calendars; state authorization as a component of institutional eligibility; the definition of a credit hour for purposes of determining program eligibility status, particularly in the context of awarding Pell Grants; verification of information included on student aid applications; the definition of a high school diploma as a condition of a student’s receipt of Title IV aid and requirements that an institution be able to demonstrate that its graduates obtain gainful employment, as measured against certain metrics such as student loan debt and salaries of graduates. The negotiators did not reach consensus on many of the issues up for discussion in this round of negotiated rulemaking. Of the proposed revisions to the regulations being considered in this negotiated rulemaking, the issues related to gainful employment and incentive compensation are of particular concern to for-profit educational institutions. The negotiators did not reach consensus on either of these issues, leaving many significant concerns of industry negotiators open and unresolved. As such, the Department of Education is authorized to propose regulations with respect to these topics without regard to the concerns of institutions as expressed during the negotiated rulemaking process. Following the conclusion of this round of negotiated rulemaking, possibly in the spring or summer of 2010, the Department of Education is expected to issue proposed regulations for public comment and to issue final regulations by November 1, 2010, which is the required deadline in order for such regulations to take effect on July 1, 2011. We are still assessing the impact of the final regulations issued in October of 2009 and the possible impact of the ongoing negotiated rulemaking on our financial aid policies and other plans and strategies. To the extent certain of these revisions to the regulations are adopted as proposed by the Department of Education, we cannot predict with any certainty whether we will be able to comply with such new requirements or whether compliance with such new requirements will result in a material adverse effect on our enrollments and operations. In May 2009, the Department of Education announced that it was initiating a further negotiated rulemaking process to revise its regulations in certain areas, including the regulations related to incentive compensation and gainful employment. As part of the current negotiated rulemaking process, the potential elimination or curtailment of the incentive compensation “safe harbors” is being considered, leaving open the possibility that this rule will be administered on an even stricter basis.
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

Since May 2005 we have been certified to participate in Title IV programs on a provisional basis. We submitted our application for recertification in March 2008 in anticipation of the expiration of our provisional certification on June 30, 2008. The Department of Education did not make a decision on our recertification application by June 30, 2008, and therefore our provisional certification to participate in the Title IV programs has been automatically extended on a month-to-month basis until the Department of Education makes its decision. Since June 2008, we have filed updates with the Department of Education and communicated with Department of Education personnel in order to update our pending recertification application with relevant information, such as our status as a publicly-traded corporation and the identity of the members of our Board of Directors. Based on our provisional certification, the Department of Education may more closely review any application we may file for recertification, new locations, new educational programs, acquisitions of other schools, or other significant changes. For a school that is certified on a provisional basis, the Department of Education may revoke the institution’s certification without advance notice or advance opportunity for the institution to challenge that action. For a school that is provisionally certified on a month-to-month basis, the Department of Education may allow the institution’s certification to expire at the end of any month without advance notice, and without any formal procedure for review of such action. To our knowledge, such action is very rare and has only occurred upon a determination that an institution is in substantial violation of material Title IV requirements. For the foreseeable future, we do not have plans to initiate new educational programs, acquire other schools, or make other significant changes in our operations that would require approval of the Department of Education. Accordingly, we do not believe that our continued provisional certification on a month-to-month basis has had or will have any material impact on our day-to-day operations. However, there can be no assurance that the Department of Education will recertify us while the investigation by the Office of Inspector General of the Department of Education is being conducted, while the qui tam lawsuit is pending, or at all, or that it will not impose restrictions as a condition of approving our pending recertification application or with respect to any future recertification. If the Department of Education does not renew or withdraws our certification to participate in the Title IV programs at any time, our students would no longer be able to receive Title IV program funds. Similarly, the Department of Education could renew our certification, but restrict or delay our students’ receipt of Title IV funds, limit the number of students to whom we could disburse such funds, or place other restrictions on us that could be similar to, or more or less restrictive than, the restrictions that the Department of Education imposed on us in connection with our recertification in 2005. Any of these outcomes would have a material adverse effect on our enrollments and us.
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
The Department of Education published final regulations revising the administrative capability regulations. These revisions include provisions related to (i) reporting to the Department of Education any reasonable reimbursements paid or provided by a lender to institutional employees with loan or other financial aid responsibilities and (ii) implementation of the new three year cohort default rate rules and will be effective on July 1, 2010. We will have to make certain administrative and reporting changes to adapt our systems and practices to meet the requirements of these new regulations when they take effect, and we are still assessing the other potential impacts, if any, of these new regulations on our business. In addition, as part of our transition from a “term-based” financial aid system (where all students, including online students, begin programs and are eligible to receive financial aid at periodic start dates pursuant to a calendar-based term system) to a “borrower-based” financial aid system (where each student may begin a program and be eligible to receive financial aid at any time throughout the year), we are converting our back office system from Datatel, Inc. to a series of programs developed by Campus Management Corp., including CampusVue and CampusPortal. Effective spring 2010, when we move to the borrower-based academic year (“BBAY’) non-term processing, GCU will no longer be offering courses in the “modular” format. This conversion is intended to allow us to manage our non-traditional online students with greater ease and flexibility by providing for rolling and flexible start dates. If we do not effectively implement this system or if the system does not operate as intended, it could affect our ability to comply with the Department of Education’s administrative capability requirements. If we are found not to have satisfied the Department of Education’s administrative capability requirements, our students could lose, or be limited in their access to, Title IV program funding.

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
The Department of Education assigns a strength factor to the results of each of these ratios on a scale from negative 1.0 to positive 3.0, with negative 1.0 reflecting financial weakness and positive 3.0 reflecting financial strength. The Department of Education then assigns a weighting percentage to each ratio and adds the weighted scores for the three ratios together to produce a composite score for the institution. The composite score for the institution’s most recent fiscal year must be at least 1.5 for the institution to be deemed financially responsible without the need for further Department of Education oversight. In addition to having an acceptable composite score, an institution must, among other things, provide the administrative resources necessary to comply with Title IV program requirements, meet all of its financial obligations including required refunds to students and any Title IV liabilities and debts, be current in its debt payments, and not receive an adverse, qualified, or disclaimed opinion by its accountants in its audited financial statements.
When we were recertified by the Department of Education in 2005 to continue participating in the Title IV programs, the Department of Education advised us that we did not satisfy its standards of financial responsibility, based on our fiscal year 2004 financial statements, as submitted to the Department of Education. As a result of this and other concerns about our administrative capability, the Department of Education required us to post a letter of credit, accept restrictions on the growth of our program offerings and enrollment, and receive Title IV funds under the heightened cash monitoring system of payment rather than by advance payment. In October 2006, the Department of Education eliminated the letter of credit requirement and allowed the growth restrictions to expire, based upon its review of our fiscal year 2005 financial statements. We have subsequently submitted our fiscal year 2006, 2007, and 2008 financial statements to the Department of Education as required, and we calculated that our composite score for each such fiscal year exceeded 1.5. We therefore believe that we meet the Department of Education’s financial responsibility standards for our most recently completed fiscal year. We have not submitted our financial statements to the Department of Education for our most recently completed fiscal year but we have calculated that our composite score for fiscal year 2009 will also exceed 1.5.
If the Department of Education were to determine that we did not meet the financial responsibility standards due to a failure to meet the composite score or other factors, we would expect to be able to establish financial responsibility on an alternative basis permitted by the Department of Education, which could include, in the Department’s discretion, posting a letter of credit, accepting provisional certification, complying with additional Department of Education monitoring requirements, agreeing to receive Title IV program funds under an arrangement other than the Department of Education’s standard advance funding arrangement, such as the reimbursement system of payment or heightened cash monitoring, and complying with or accepting other limitations on our ability to increase the number of programs we offer or the number of students we enroll.
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

Return of Title IV funds for students who withdraw. When a student who has received Title IV program funds withdraws from school, the institution must determine the amount of Title IV program funds the student has “earned.” In a term based environment, which is what we currently operate in, the Return to Title IV is calculated based on completed days in the term as a percentage of the total days in the term. The exception to this rule is that if courses are offered in a modular setting, and a student has completed the first module, no Return to Title IV calculation needs to be done. Our terms consist primarily of two eight week courses. So if a student completed the first eight week course, no Return to Title IV calculation is required. We are moving from a term based environment to a borrower based non-term environment starting in April 2010. In a borrower-based environment, if the student withdraws during the first 60% of any period of enrollment or payment period, the amount of Title IV program funds that the student has earned is equal to a pro rata portion of the funds the student received or for which the student would otherwise be eligible. If the student withdraws after the 60% threshold, then the student is deemed to have earned 100% of the Title IV program funds he or she received. Based on the change to a non-term environment, we anticipate an increase in the Title IV program funds to be returned to lenders or the Department of Education. The institution must return the unearned Title IV program funds to the appropriate lender or the Department of Education in a timely manner, which is generally no later than 45 days after the date the institution determined that the student withdrew. If such payments are not timely made, the institution will be required to submit a letter of credit to the Department of Education equal to 25% of the Title IV funds that the institution should have returned for withdrawn students in its most recently completed fiscal year. Under Department of Education regulations, the letter of credit requirement is triggered by late returns of Title IV program funds for 5% or more of the withdrawn students in the audit sample in the institution’s annual Title IV compliance audit for either of the institution’s two most recent fiscal years or in a Department of Education program review. We did not exceed this 5% threshold in our annual Title IV compliance audit in our 2006, 2007, or 2008 fiscal years.
The “90/10 Rule.” A requirement of the Higher Education Act, commonly referred to as the “90/10 Rule,” that is applicable only to for-profit, postsecondary educational institutions like us, provides that an institution loses its eligibility to participate in the Title IV programs, if, under a complex regulatory formula that requires cash basis accounting and other adjustments to the calculation of revenue, the institution derives more than 90% of its revenues for each of two consecutive fiscal years from Title IV program funds. This rule provides that an institution that violates this revenue limit becomes ineligible to participate in the Title IV programs as of the first day of the fiscal year following the second consecutive fiscal year in which it exceeds the 90% threshold, and its period of ineligibility extends for at least two consecutive fiscal years. If an institution exceeds the 90% threshold for two consecutive fiscal years and it and its students have received Title IV funds during the period of ineligibility, the institution will be required to return those funds to the applicable lender or the Department of Education. If an institution’s rate exceeds 90% for any single fiscal year, it will be placed on provisional certification for at least two fiscal years. The August 2008 reauthorization of the Higher Education Act included significant revisions to the “90/10 Rule” that became effective upon the date of the law’s enactment.
Recent changes in federal law that increased Title IV grant and loan limits, and any additional increases in the future, may result in an increase in the revenues we receive from the Title IV programs, which could make it more difficult for us to satisfy the “90/10 Rule.” In addition, economic downturns that adversely affect the employment circumstances of our students or their parents, or that reduce the availability of private loans for our students, could also increase their reliance on Title IV programs. However, such effects may be mitigated by other provisions of the 2008 Higher Education Act reauthorization that allow institutions, when calculating their compliance with this revenue test, to exclude from their Title IV program revenues for a three-year period the additional federal student loan amounts that became available through the Unsubsidized Stafford Loan Program starting in July 2008, and to include more non-Title IV revenues, such as revenues from institutional loans under certain circumstances. Given the level of complexity of such a calculation we are unable to quantify precisely the benefit that we would derive in the 90/10 percentage from these revisions. As such, our reported rates below exclude the benefits from the recent revisions. Using the Department of Education’s formula under the “90/10 Rule” that was in effect prior to the August 2008 reauthorization of the Higher Education Act, for our 2009 and 2008 fiscal years, we derived approximately 82.5% and 78.6%, respectively, of our revenues (calculated on a cash basis) from Title IV program funds. These rates have been reviewed by our financial accounting firm as reflected in the notes to our audited financial statements for each fiscal year. However, as a result of recent changes in federal law that increased Title IV grant and loan limits, as well as the current economic downturn, which has adversely affected the employment circumstances of our students and their parents and increased their reliance on Title IV programs, we expect the percentage of our revenue that we receive from the Title IV programs to continue to increase in the future, making it more difficult for us to satisfy this requirement. Exceeding the 90% threshold such that we lost our eligibility to participate in the Title IV programs would have a material adverse effect on our business, prospects, financial condition, and results of operations.

Student loan defaults. Under the Higher Education Act, an educational institution may lose its eligibility to participate in some or all of the Title IV programs if defaults by its students on the repayment of their FFEL student loans or Federal Direct Loans exceed certain levels. For each federal fiscal year, the Department of Education calculates a rate of student defaults for each institution (known as a “cohort default rate”). An institution’s cohort default rate for a federal fiscal year historically has been calculated by determining the rate at which borrowers who became subject to their repayment obligation in one federal fiscal year default in that same year or by the end of the following federal fiscal year (the “two-year method”). The reauthorization of the Higher Education Act in 2008 extended the measurement period for cohort default rates so that the rate is calculated by determining the rate at which borrowers who became subject to their repayment obligation in one federal fiscal year default in that same year or by the end of the second following federal fiscal year (the “three-year method”), which is expected to increase cohort default rates for most if not all institutions. In December 2009, the Department of Education issued “trial” cohort default rates that were calculated for federal fiscal years 2005, 2006 and 2007 as if the extended period to count student defaults already applied to those prior years. The Department of Education stated that it released this data for informational purposes only, to assist institutions in anticipating how the extended period to count student defaults might affect their future cohort default rates when that extended period is actually implemented. Based on the Department of Education’s release of this information, our default rates for these prior years increased, as set forth below. While the trial cohort default rates are informative for prior periods, they do not enable us to predict or estimate with any degree of certainty the extent of the expected increase in our FFEL cohort default rates for future federal fiscal years when the new extended period to measure student defaults is put into effect, or whether any such increase will affect our participation in the Title IV programs.
The Department of Education has issued a final regulation indicating that it will begin to implement this extended measurement period for the cohort default rates that will be calculated for loans that enter repayment in federal fiscal year 2009, which is the year that ended on September 30, 2009. The Department of Education has proposed a transition period of three years during which it will calculate two cohort default rates for each institution for each of federal fiscal years 2009, 2010 and 2011, with one such rate measured under the two-year method and the other such rate measured under the three-year method. The cohort default rates for federal fiscal year 2009, 2010 and 2011, as calculated under the new three-year method, are not expected to be published until calendar years 2012, 2013 and 2014.
The Department of Education will apply different legal thresholds to measure an institution’s compliance under each set of rates. If the Department of Education notifies an institution that its cohort default rates exceed 25%, as calculated under the two-year method, for each of its three most recent federal fiscal years, or exceed 30%, as calculated under the three-year method, for each of the three most recent federal fiscal years, the institution’s participation in the FFEL Program, the FDL Program and the Pell Program ends 30 days after that notification, unless the institution appeals that determination in a timely manner on specified grounds and according to specified procedures. In addition, an institution’s participation in the FFEL Program and the FDL Program ends 30 days after notification by the Department of Education that its most recent cohort default rate, as calculated under either the two-year method or the three-year method, is greater than 40%, unless the institution timely appeals that determination on specified grounds and according to specified procedures. An institution whose participation ends under either of these provisions may not participate in the relevant programs for the remainder of the fiscal year in which the institution receives the notification and for the next two fiscal years. If an institution’s cohort default rate for any single federal fiscal year equals or exceeds 25% under the two-year method, or 30% under the three-year method, the Department of Education may place the institution on provisional certification status.
Our cohort default rates on FFEL Program loans for the 2007, 2006 and 2005 federal fiscal years, the three most recent years for which such rates have been calculated, were 1.4%, 1.6% and 1.8%, respectively. Our trial cohort default rates for these years, as issued by the Department of Education in December 2009, were 2.9%, 2.7% and 3.0%, respectively. Our draft cohort default rate for the 2008 federal fiscal year is 3.5%.
In the fall of 2009, our students began applying for loans under the FDL Program. When these loans are disbursed, they will be combined with our students’ FFEL loans in calculating our annual student loan cohort default rate. In such case, the potential sanctions discussed in this section would be based on the combined cohort default rate.

Incentive compensation rule. An institution that participates in the Title IV programs may not provide any commission, bonus, or other incentive payment based directly or indirectly on success in securing enrollments or financial aid to any person or entity engaged in any student recruitment, admissions, or financial aid awarding activity. The Department of Education’s regulations set forth 12 “safe harbors” which describe payments and arrangements that do not violate the incentive compensation rule. The Department of Education’s regulations make clear that the safe harbors are not a complete list of permissible practices under this law. For example, one of these safe harbors permits adjustments to fixed salary for enrollment personnel provided that such adjustments are not made more than twice during any twelve month period, and that any adjustment is not based solely on the number of students recruited, admitted, enrolled, or awarded financial aid, but the regulations do not address other practices, such as the provision of non-cash awards to enrollment personnel. The restrictions of the incentive compensation rule also extend to any third-party companies that an educational institution contracts with for student recruitment, admissions, or financial aid awarding services. Since 2005, we have engaged Mind Streams, LLC to assist us with student recruitment activities.
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
On September 11, 2008, we were served with a qui tam lawsuit that had been filed against us in August 2007, in the United States District Court for the District of Arizona by a then-current employee on behalf of the federal government. All proceedings in the lawsuit had been under seal until September 5, 2008, when the court unsealed the first amended complaint, which had been filed on August 11, 2008. The qui tam lawsuit alleges, among other things, that we violated the False Claims Act by knowingly making false statements, and submitting false records or statements, from at least 2001 to the present, to get false or fraudulent claims paid or approved, and asserts that we have improperly compensated certain of our enrollment counselors in violation of the Title IV law governing compensation of such employees, and as a result, improperly received Title IV program funds. The complaint specifically alleges that some of our compensation practices with respect to our enrollment personnel, including providing non-cash awards, have violated the Title IV law governing compensation. While we believe that our compensation policies and practices at issue in the complaint have not been based on success in enrolling students in violation of applicable law, the Department of Education’s regulations and interpretations of the incentive compensation law do not establish clear criteria for compliance in all circumstances and some of our practices, including in respect of non-cash awards, have not been within the scope of any specific “safe harbor” provided in the compensation regulations. The complaint seeks treble the amount of unspecified damages sustained by the federal government in connection with our receipt of Title IV funding, a civil penalty for each violation of the False Claims Act, attorneys’ fees, costs, and interest. We filed a motion to dismiss this case in November 2008, which was denied by the court in February 2009.
Pursuant to the court’s mandatory scheduling order, we have entered into settlement discussions with respect to the qui tam matter with the relator. In connection with such discussions, we have reached a settlement in principle with the relator pursuant to which we have agreed to pay $5.2 million to finally resolve the qui tam case and thereby avoid the cost and distraction of a potentially protracted trial. We have accrued that amount in the accompanying financial statements for the year ended December 31, 2009. This settlement is conditioned upon obtaining the approval of the U.S. Department of Justice (which has authority to approve settlements of False Claims Act matters) and the Department of Education with respect to the resolution of the OIG investigation, and finalizing settlement terms that would release us from other False Claims Act cases based upon the conduct covered by the settlement. The parties and the United States government are continuing to negotiate towards a final settlement. The ultimate dismissal of the action, should a final settlement be reached, is subject to the court’s approval. Should the parties fail to conclude the settlement on the proposed or other terms, we intend to vigorously defend this lawsuit.

The Office of Inspector General of the Department of Education is responsible for, among other things, promoting the effectiveness and integrity of the Department of Education’s programs and operations, including compliance with applicable statutes and regulations. The Office of Inspector General performs investigations of alleged violations of law, including cases of alleged fraud and abuse, or other identified vulnerabilities, in programs administered or financed by the Department of Education, including matters related to the incentive compensation rule. On August 14, 2008, the Office of Inspector General served an administrative subpoena on Grand Canyon University requiring us to provide certain records and information related to performance reviews and salary adjustments for all of our enrollment counselors and managers from January 1, 2004 to the present. The Office of Inspector General’s investigation is focused on whether we have compensated any of our enrollment counselors or managers in a manner that violated the Title IV statutory requirements or the related Department of Education regulations concerning the payment of incentive compensation based on success in securing enrollments or financial aid. We have been cooperating with the Office of Inspector General to facilitate its investigation and have completed production of all requested documents. See Item 1A, Risk Factors — The Office of Inspector General of the Department of Education has commenced an investigation of Grand Canyon University, which is ongoing and which may result in fines, penalties, other sanctions, and damage to our reputation in the industry.
Any fine or other sanction resulting from the Office of Inspector General investigation or otherwise, or any monetary liability resulting from the qui tam action, could damage our reputation and impose significant costs on us, which could have a material adverse effect on our business, prospects, financial condition, and results of operations. We cannot presently predict the ultimate outcome of the qui tam lawsuit or the Office of Inspector General investigation or any liability or other sanctions that might result.
In May 2009, the Department of Education announced that it was initiating a further negotiated rulemaking process to revise its regulations in certain areas, including the regulations implementing the incentive compensation rule. As part of the current negotiated rulemaking process, the potential elimination or curtailment of the incentive compensation “safe harbors” is being considered, leaving open the possibility that this rule will be administered on an even stricter basis.
Following the conclusion of this round of negotiated rulemaking, possibly in the spring or summer of 2010, the Department of Education is expected to issue proposed regulations for public comment and to issue final regulations by November 1, 2010, which is the required deadline in order for such regulations to take effect on July 1, 2011.
Compliance reviews. We are subject to announced and unannounced compliance reviews and audits by various external agencies, including the Department of Education, its Office of Inspector General, state licensing agencies, agencies that guarantee FFEL loans, the applicable state approving agencies for financial assistance to veterans, and accrediting commissions. As part of the Department of Education’s ongoing monitoring of institutions’ administration of the Title IV programs, the Higher Education Act also requires institutions to annually submit to the Department of Education a Title IV compliance audit conducted by an independent certified public accountant in accordance with applicable federal and Department of Education audit standards. In addition, to enable the Department of Education to make a determination of an institution’s financial responsibility, each institution must annually submit audited financial statements prepared in accordance with Department of Education regulations.
Privacy of student records. The Family Educational Rights and Privacy Act of 1974, or FERPA, and the Department of Education’s FERPA regulations require educational institutions to protect the privacy of students’ educational records by limiting an institution’s disclosure of a student’s personally identifiable information without the student’s prior written consent. FERPA also requires institutions to allow students to review and request changes to their educational records maintained by the institution, to notify students at least annually of this inspection right, and to maintain records in each student’s file listing requests for access to and disclosures of personally identifiable information and the interest of such party in that information. If an institution fails to comply with FERPA, the Department of Education may require corrective actions by the institution or may terminate an institution’s receipt of further federal funds. In addition, educational institutions are obligated to safeguard student information pursuant to the Gramm-Leach-Bliley Act, or GLBA, a federal law designed to protect consumers’ personal financial information held by financial institutions and other entities that provide financial services to consumers. GLBA and the applicable GLBA regulations require an institution to, among other things, develop and maintain a comprehensive, written information security program designed to protect against the unauthorized disclosure of personally identifiable financial information of students, parents, or other individuals with whom such institution has a customer relationship. If an institution fails to comply with the applicable GLBA requirements, it may be required to take corrective actions, be subject to monitoring and oversight by the FTC, and be subject to fines or penalties imposed by the FTC. For-profit educational institutions are also subject to the general deceptive practices jurisdiction of the FTC with respect to their collection, use, and disclosure of student information. The institution must also comply with the FTC Red Flags Rule, a section of the federal Fair Credit Reporting Act, that requires the establishment of guidelines and policies regarding identity theft related to student credit accounts.

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
If we lost our eligibility to participate in the Title IV programs, or if the amount of available Title IV program funds was reduced, we would seek to arrange or provide alternative sources of revenue or financial aid for students. We believe that one or more private organizations would be willing to provide financial assistance to our students, but there is no assurance that this would be the case. The interest rate and other terms of such financial aid would likely not be as favorable as those for Title IV program funds, and we might be required to guarantee all or part of such alternative assistance or might incur other additional costs in connection with securing such alternative assistance. It is unlikely that we would be able to arrange alternative funding on any terms to replace all the Title IV funding our students receive. Accordingly, our loss of eligibility to participate in the Title IV programs, or a reduction in the amount of available Title IV program funding for our students, would have a material adverse effect on our results of operations, even if we could arrange or provide alternative sources of revenue or student financial aid.
In addition to the actions that may be brought against us as a result of our participation in the Title IV programs, we are also subject to complaints and lawsuits relating to regulatory compliance brought not only by our regulatory agencies, but also by other government agencies and third parties, such as present or former students or employees and other members of the public.
Uncertainties, increased oversight, and changes in student loan environment. Since 2007, student loan programs, including the Title IV programs, have come under increased scrutiny by the Department of Education, Congress, state attorneys general, and other parties. Issues that have received extensive attention include allegations of conflicts of interest between some institutions and lenders that provide Title IV loans, questionable incentives given by lenders to some schools and school employees, allegations of deceptive practices in the marketing of student loans, and schools leading students to use certain lenders. Several institutions and lenders have been cited for these problems and have paid several million dollars in the aggregate to settle those claims. The practices of numerous other schools and lenders are being examined by government agencies at the federal and state level.
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

The cumulative impact of these developments and conditions has caused some lenders to cease providing Title IV loans to students, including some lenders that previously provided Title IV loans to our students. Other lenders have reduced the benefits and increased the fees associated with the Title IV loans they do provide. We and other schools have had to modify student loan practices in ways that result in higher administrative costs. If the costs of their Title IV loans increase, some students may decide not to take out loans and not enroll in a postsecondary institution. In May 2008, new federal legislation was enacted to attempt to ensure that all eligible students would be able to obtain Title IV loans in the future and that a sufficient number of lenders would continue to provide Title IV loans. Among other things, that legislation:
•	authorized the Department of Education to purchase Title IV loans from lenders, thereby providing capital to the lenders to enable them to continue making Title IV loans to students; and

•	permitted the Department of Education to designate institutions eligible to participate in a “lender of last resort” program, under which federally recognized student loan guaranty agencies would be required to make Title IV loans to all otherwise eligible students at those institutions.
While this legislation appears to have provided some stability to the marketplace for Title IV loans, it is not yet clear if it ultimately will be effective in ensuring students’ access to Title IV loans. The environment surrounding access to and cost of student loans remains in a state of flux. The Department of Education issued final regulations regarding student loans in July 2009, which will go into effect on July 1, 2010, and Congress is considering legislation to eliminate the FFEL Program and move all federal student lending into the FDL Program. The uncertainty surrounding these issues, and any resolution of these issues that increases loan costs or reduces students’ access to Title IV loans, may adversely affect our student enrollments. Although we are approved to participate in the FDL Program, because a significant percentage of our revenue is derived from the Title IV programs, any action by Congress that significantly reduces Title IV program funding or our ability or the ability of our students to participate in the Title IV programs could increase our costs of compliance, reduce the ability of some students to finance their education at our institution, require us to seek to arrange for other sources of financial aid for our students and materially decrease our student enrollment, each of which could have a material adverse effect on us. During fiscal year 2009, we began participating in the FDL Program for a portion of our Title IV eligible students. We expect to be able to transition fully from the FFEL Program to the FDL Program by September 2010. While we have not encountered difficulties to date, a complete transition to the FDL Program could cause disruptions in the administration of Title IV program loans to our students if we or the Department of Education encounter difficulties with the systems or processes necessary for increased FDL Program loans.
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
Acquiring other schools. While we have not acquired any other schools in the past, we may seek to do so in the future. The Department of Education and virtually all state education agencies and accrediting commissions require a company to seek their approval if it wishes to acquire another school. In our case, we would need to obtain the approval of the Arizona State Board for Private Postsecondary Education or other state education agency that licenses the school being acquired, the Higher Learning Commission, any other accrediting commission that accredits the school being acquired, and the Department of Education. The level of review varies by individual state and accrediting commission, with some requiring approval of such an acquisition before it occurs while others only consider approval after the acquisition has occurred. The Higher Learning Commission would require us to obtain its advance approval of such an acquisition. The approval of the applicable state education agencies and accrediting commissions is a necessary prerequisite to the Department of Education certifying the acquired school to participate in the Title IV programs under our ownership. The restrictions imposed by any of the applicable regulatory agencies could delay or prevent our acquisition of other schools in some circumstances.
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
We are currently provisionally certified to participate in the Title IV programs on a month-to-month basis. The Department of Education issued our current program participation agreement in May 2005, after an extended review following the change in control that occurred in February 2004. The Department of Education’s 2005 recertification imposed certain conditions on us, including a requirement that we post a letter of credit, accept restrictions on the growth of our program offerings and enrollment, and receive Title IV funds under the heightened cash monitoring system of payment rather than by advance payment. In October 2006, the Department of Education eliminated the letter of credit requirement and allowed the growth restrictions to expire, and in August 2007, it eliminated the heightened cash monitoring restrictions and returned us to the advance payment method. We submitted our application for recertification in March 2008 in anticipation of the expiration of our provisional certification on June 30, 2008. The Department of Education did not make a decision on our recertification application by June 30, 2008 and therefore our provisional certification to participate in the Title IV programs has been automatically extended on a month-to-month basis until the Department of Education makes its decision. Since June 2008, we have filed updates with the Department of Education and communicated with Department of Education personnel in order to update our pending recertification application with relevant information, such as our status as a publicly-traded corporation after the initial public offering and the identity of the members of our Board of Directors. There can be no assurance that the Department of Education will recertify us while the investigation by the Office of Inspector General of the Department of Education is being conducted, while the qui tam lawsuit is pending, or at all, or that it will not impose restrictions as a condition of approving our pending recertification application or with respect to any future recertification.

Change in ownership resulting in a change in control. The Department of Education and the Higher Learning Commission, as well as many accrediting commissions and states require institutions of higher education to report or obtain approval of certain changes in control and changes in other aspects of institutional organization or control. The types of and thresholds for such reporting and approval vary among the various regulatory bodies.
Under Department of Education regulations, an institution that undergoes a change in control as defined by the Department of Education loses its eligibility to participate in the Title IV programs and must apply to the Department of Education in order to reestablish such eligibility. In connection with our initial public offering in November 2008, we submitted a description of the offering to the Department of Education, including a description of the voting agreement entered into by certain of our stockholders. Pursuant to the agreement, Brent D. Richardson, our Executive Chairman and Christopher C. Richardson, our General Counsel and a director (collectively, the Richardson Voting Group”), controlled the voting power of approximately 42.9% of our total outstanding voting stock after the initial public offering. Based on this description, the Department of Education concluded that our initial public offering did not result in a change in control under the Department of Education’s regulations that were applicable to us before we became a publicly-traded corporation. With respect to publicly-traded corporations, like us, Department of Education regulations provide that a change in control occurs if either: (i) there is an event that would obligate the corporation to file a Current Report on Form 8-K with the SEC disclosing a change in control, or (ii) the corporation has a stockholder that owns, or has voting control over, at least 25% of the total outstanding voting stock of the corporation and is the largest stockholder of the corporation (defined in the regulations as a “controlling shareholder”), and that controlling shareholder ceases to own, or have voting control over, at least 25% of such stock or ceases to be the largest stockholder. Prior to the completion of our secondary offering, the Richardson Voting Group was amended to also include Endeavour Associates Fund IV, L.P. and affiliates and therefore the Richardson Voting Group own or control more than 25% of our outstanding voting stock following our secondary offering completed in September 2009, the Department of Education has not concluded that the offering triggered a change in ownership resulting in a change in control under the Department of Education’s regulations.
The Higher Learning Commission provides that an institution must obtain its approval in advance of a change in ownership, corporate control or structure in order for the institution to retain its accredited status. In June 2009, the Higher Learning Commission adopted new policies and standards for the review of transactions that may constitute such a change in control. One standard provides that a transaction may be considered a change in control if an individual, entity or group increases or decreases its control of shares to greater than or less than 25% of the total outstanding shares of the stock of a parent corporation that owns or controls the accredited institution. In addition, in the event of a change in control, the Higher Learning Commission requires the institution to obtain its approval in advance of the change, and in certain circumstances that process may require several weeks or several months or more to complete. In addition, following a change in control, the Higher Learning Commission will conduct an onsite evaluation within six months in order to continue the institution’s accreditation. The Higher Learning Commission did consider our initial public offering in November 2008 to be a change in control under its policies and, while it approved our consummation of the offering, it informed us that it would conduct a site visit to confirm the appropriateness of the approval and to evaluate whether we continue to meet the Higher Learning Commission’s eligibility criteria. The Higher Learning Commission, after conducting its site visit in March 2009, determined, among other things, that the initial public offering was conducted in a manner that did not disrupt our ongoing operations and that no further action would be required as a result of the change in control, and formally approved the change in control in June 2009. Because the Richardson Voting Group owned or controlled more than 25% of our outstanding voting stock following our secondary offering completed in September 2009, we were advised by the Higher Learning Commission that the offering would not constitute a change in control under its policies and standards.

Even though the offering in September 2009 did not constitute a change of control under the Department of Education’s regulations or the Higher Learning Commission’s policies, under the terms of the voting agreement with the Richardson Voting Group, if any person party to the voting agreement transfers shares covered by the proxy in registered or open-market sales, the proxy is no longer effective as to such shares. Accordingly, the number of shares over which the Richardson Voting Group will continue to hold voting power will decrease over time as shares held by other parties to the voting agreement are sold, and we may not be aware of these sales since many of the shares subject to the voting agreement are held in “street name.” If at any time in the future, as a result of such future registered or open-market sales, the number of shares over which the Richardson Voting Group holds voting power falls below 25%, a change in control will occur. At that point, with respect to the Department of Education, if we file a timely and materially complete application, the Department of Education may temporarily certify us on a provisional basis following the change in control, so that our students would retain access to Title IV program funds until the Department of Education completes its full review. In addition, the Department of Education will extend our temporary provisional certification if we timely file other required materials, including any approval of the change of control by the Higher Learning Commission and the Arizona State Board for Private Postsecondary Education, as required, and certain required financial information (consisting of our recent SEC filings) showing our financial condition. As a general matter, an institution is required to file the materially complete application within ten business days after the change in control, as measured from the date of the event that constitutes the change in control. The deadline for an institution to timely file the other materials, including the financial documentation, that are required following a change in control is the last day of the month following the month in which the change of control occurs. For an institution that is owned by a publicly traded corporation, like us, a related Department of Education regulation provides that the deadline to notify the Department of Education of a significant change in the distribution of the ownership of the institution is ten days, as measured from the date on which management of the corporation learns of such significant change or, alternatively, the date that the institution notifies its accrediting agency of such change. If the Department of Education were to determine that we failed to meet any of these application and other deadlines, our certification would expire and our students would not be eligible to receive Title IV program funds until the Department of Education completes its full review, which commonly takes several months and may take longer. If the Department of Education approves the application after a change in control, it would normally certify us on a provisional basis for a period of up to approximately three years. The precise conditions and duration of our provisional certification in this circumstance and what restrictions, if any, may be imposed, are difficult to predict because we have been certified on a month-to-month basis for an extended period and are subject to the ongoing investigation by the Office of Inspector General of the Department of Education and the qui tam lawsuit, which may affect the Department of Education’s decision regarding the terms to attach when it next renews our certification.
With respect to the Higher Learning Commission, if we anticipate that the number of shares over which the Richardson Voting Group holds voting power will fall below 25% at any time in the future, we would be required to obtain the approval of the Higher Learning Commission before such event occurs. However, because we may be unaware when such event occurs, we would seek the cooperation of the Higher Learning Commission to allow us to arrange an appropriate review procedure at that time since there may not be an opportunity to obtain the Higher Learning Commission’s advance review and approval, as is typically required by its policies. Another policy of the Higher Learning Commission provides that an institution is obligated to provide notice of certain transactions, such as the transfer of stock by an investor, promptly after the institution becomes reasonably knowledgeable of such transaction. This policy suggests that, in certain circumstances, the Higher Learning Commission can adapt its procedures to allow an institution, like us, to provide notice and seek the necessary approval after the institution gains knowledge of an investor transaction such as the sale of shares by other parties to the voting agreement, but there can be no assurance that would be the case with respect to this offering or any such sales of stock that may occur following the completion of this offering. In such a circumstance, we cannot predict whether the Higher Learning Commission would impose any limitations or conditions on us, or identify any compliance issues related to us in the context of the change in control process, that could result in our loss of accreditation by the Higher Learning Commission. Any such loss would result in our loss of eligibility to participate in the Title IV programs and cause a significant decline in our student enrollments.

Many states include the sale of a controlling interest of common stock in the definition of a change in control requiring approval, but their thresholds for determining a change in control vary widely. The standards of the Arizona State Board for Private Postsecondary Education provide that an institution that is owned by a publicly-traded company whose control is vested in the voting members of the board of directors, such as Grand Canyon Education, undergoes a change in control if 50% or more of the voting members of the board of directors change within a 12-month period or the chief executive officer of the corporation changes. A change in control under the definition of one of the other state agencies that regulate us might require us to obtain approval of the change in control in order to maintain our authorization to operate in that state, and in some cases such states could require us to obtain advance approval of the change in control.
We notified the Arizona State Board for Private Postsecondary Education of our initial public offering and, based on our communications with that agency before and after the consummation of the initial public offering, we do not believe that our initial public offering constituted a change in control under Arizona law that was applicable to us before we were a publicly traded corporation. We notified the Arizona State Board for Private Postsecondary Education of the offering in September of 2009 and the Arizona State Board for Private Postsecondary Education confirmed in writing that such offering would not constitute a change of ownership or control under its standards. If we were to undergo a change in control under the standards of the Arizona State Board of Private Postsecondary Education at any time in the future, we would be required to file an application with the Arizona State Board for Private Postsecondary Education in order to obtain approval for such change in control. We cannot predict whether the Arizona State Board for Private Postsecondary Education would impose any limitations or conditions on us, or identify any compliance issues related to us in the context of the change in control process, that could result in our loss of authorization in Arizona. Any such loss would result in our loss of eligibility to participate in the Title IV programs and cause a significant decline in our student enrollments.
We also notified other accrediting commissions and state agencies, as we believed necessary, of our initial public offering and the reasons why we believed that offering did not constitute a change in control under their respective standards, or to determine what was required if any such commission or agency did consider the offering to constitute a change in control. None of the other accrediting commissions and state agencies that we notified of our initial public offering advised us that it concluded that the offering constituted a change in control under its policies or that it required us to take any further action. We provided each of these other accrediting commissions and state agencies, as we believed necessary, with a notice and description of this offering before the consummation of the September 2009 offering. None of them required us to obtain their approval in connection with the September 2009 offering. If the September 2009 offering were considered a change of control under the standards of any of these commissions or agencies, and we failed to obtain the approval of that commission or agency, we could lose accreditation, state licensure, or be subject to other limitations or penalties.
Additional state regulation. Most state education agencies impose regulatory requirements on educational institutions operating within their boundaries. Some states have sought to assert jurisdiction over out-of-state educational institutions offering online degree programs that have no physical location in the state but that have some activity in the state, such as enrolling or offering educational services to students who reside in the state, employing faculty who reside in the state, or advertising to or recruiting prospective students in the state. State regulatory requirements for online education vary among the states, are not well developed in many states, are imprecise or unclear in some states, and can change frequently. In addition to Arizona, we have determined that our activities in certain states constitute a presence requiring licensure or authorization under the requirements of the state education agency in those states, which we have obtained, and in other states we have obtained approvals as we have determined necessary in connection with our marketing and recruiting activities. We review the licensure requirements of other states when appropriate to determine whether our activities in those states require licensure or authorization by the respective state education agencies. Because state regulatory requirements, including agency interpretations, can change frequently, and because we enroll students from all 50 states and the District of Columbia, we expect we will have to seek licensure or authorization in additional states in the future. If we fail to comply with state licensing or authorization requirements for any state, we may be subject to the loss of state licensure or authorization by that state, or be subject to other sanctions, including restrictions on our activities in that state, fines, and penalties. While we do not believe that any of the states in which we are currently licensed or authorized, other than Arizona, are individually material to our operations, the loss of licensure or authorization in a state other than Arizona could prohibit us from recruiting prospective students or offering services to current students in that state, which could significantly reduce our enrollments.

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
If any of the following risks, or risks that we did not anticipate, are realized, our business, financial condition, cash flow or results of operations could be materially and adversely affected, and as a result, the trading price of our common stock could be materially and adversely impacted. These risk factors should be read in conjunction with other information set forth in this Annual Report, including Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, and Item 8, Financial Statements and Supplementary Data, including the related Notes to Financial Statements.
Risks Related to the Regulation of Our Industry
Our failure to comply with the extensive regulatory requirements governing our school could result in financial penalties, restrictions on our operations or growth, or loss of external financial aid funding for our students.
For our fiscal years ended December 31, 2009 and 2008, we derived cash receipts equal to approximately 78.3% and 74.4%, respectively, of our net revenue from tuition financed under federal student financial aid programs authorized under Title IV, which are administered by the Department of Education. To participate in the Title IV programs, a school must be authorized by the appropriate state education agency or agencies, be accredited by an accrediting commission recognized by the Department of Education, and be certified as an eligible institution by the Department of Education. In addition, our operations and programs are regulated by other state education agencies and additional accrediting commissions. As a result of these requirements, we are subject to extensive regulation by the Arizona State Board for Private Postsecondary Education and education agencies of other states, the Higher Learning Commission, which is our primary accrediting commission, specialized accrediting commissions, and the Department of Education. These regulatory requirements cover the vast majority of our operations, including our educational programs, instructional and administrative staff, administrative procedures, marketing, recruiting, financial operations, and financial condition. These regulatory requirements also affect our ability to open additional schools and locations, add new educational programs, change existing educational programs, and change our corporate or ownership structure. The agencies that regulate our operations periodically revise their requirements and modify their interpretations of existing requirements. Regulatory requirements are not always precise and clear, and regulatory agencies may sometimes disagree with the way we have interpreted or applied these requirements. Any misinterpretation by us of regulatory requirements could materially adversely affect us.
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

Our most recent recertification, which was issued on a provisional basis in May 2005 after an extended review by the Department of Education following the change in control that occurred in February 2004, contained a number of conditions on our continued participation in the Title IV programs. At that time we were required by the Department of Education to post a letter of credit, accept restrictions on the growth of our program offerings and enrollment, and receive certain Title IV funds under the heightened cash monitoring system of payment (pursuant to which an institution is required to credit students with Title IV program funds prior to obtaining those funds from the Department of Education) rather than by advance payment (pursuant to which an institution receives Title IV program funds from the Department of Education in advance of disbursement to students). In 2006 and 2007, the Department of Education eliminated the letter of credit requirement, allowed the growth restrictions to expire, eliminated the heightened cash monitoring restrictions and returned us to the advance payment method. We submitted our application for recertification to participate in the Title IV programs to the Department of Education in March 2008 in anticipation of the expiration of our provisional certification on June 30, 2008. The Department of Education did not make a decision on our recertification application by June 30, 2008 and therefore our provisional certification to participate in the Title IV programs has been automatically extended on a month-to-month basis until the Department of Education makes its decision. See Item 1, Business — Regulation — Regulation of Federal Student Financial Aid Programs — Eligibility and certification procedures. There can be no assurance that the Department of Education will recertify us while the investigation by the Office of Inspector General of the Department of Education is being conducted, while the qui tam lawsuit is pending, or at all, or that it will not impose restrictions as a condition to approving our pending recertification application or with respect to any future recertification. See Item 1A, Risk Factors — The Office of Inspector General of the Department of Education has commenced an investigation of Grand Canyon University, which is ongoing and which may result in fines, penalties, other sanctions, and damage to our reputation in the industry; and — A qui tam lawsuit has been filed against us alleging, among other things, that we have improperly compensated certain of our enrollment counselors, and we may incur liability, be subject to sanctions, or experience damage to our reputation as a result of this lawsuit. If the Department of Education does not renew or withdraws our certification to participate in the Title IV programs at any time, our students would no longer be able to receive Title IV program funds. Similarly, the Department of Education could renew our certification, but restrict or delay our students’ receipt of Title IV funds, limit the number of students to whom we could disburse such funds, or place other restrictions on us that could be similar to, or more or less restrictive than, the restrictions that Department of Education imposed on us in connection with our recertification in 2005. Any of these outcomes would have a material adverse effect on our enrollments and us.
The Office of Inspector General of the Department of Education has commenced an investigation of Grand Canyon University, which is ongoing and which may result in fines, penalties, other sanctions, and damage to our reputation in the industry.
The Office of Inspector General of the Department of Education is responsible for, among other things, promoting the effectiveness and integrity of the Department of Education’s programs and operations, including compliance with applicable statutes and regulations. The Office of Inspector General performs investigations of alleged violations of law, including cases of alleged fraud and abuse, or other identified vulnerabilities, in programs administered or financed by the Department of Education. On August 14, 2008, the Office of Inspector General served an administrative subpoena on Grand Canyon University requiring us to provide certain records and information related to performance reviews and salary adjustments for all of our enrollment counselors and managers from January 1, 2004 to August 2008. The Office of Inspector General’s investigation is focused on whether we have compensated any of our enrollment counselors or managers in a manner that violated the Title IV statutory requirements or the related Department of Education regulations concerning the payment of incentive compensation based on success in securing enrollments or financial aid. See Item 1, Business — Regulation — Regulation of Federal Student Financial Aid Programs — Incentive compensation rule.
We have been cooperating with the Office of Inspector General to facilitate its investigation and have completed production of all requested documents. We cannot presently predict the ultimate outcome of the investigation or any liability or other sanctions that may result. The outcome of the Office of Inspector General investigation may depend in part on information contained in the materials we produced or information or testimony provided by former employees or other third parties.

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
The qui tam lawsuit alleges, among other things, that we violated the False Claims Act by knowingly making false statements, and submitting false records or statements, from at least 2001 to the present, to get false or fraudulent claims paid or approved, and asserts that we have improperly compensated certain of our enrollment counselors in violation of the Title IV law governing compensation of such employees, and as a result, improperly received Title IV program funds. See Item 1, Business — Regulation — Regulation of Federal Student Financial Aid Programs — Incentive compensation rule. The complaint specifically alleges that some of our compensation practices with respect to our enrollment personnel, including providing non-cash awards, have violated the Title IV law governing compensation. While we believe that our compensation policies and practices at issue in the complaint have not been based on success in enrolling students in violation of applicable law, the Department of Education’s regulations and interpretations of the incentive compensation law do not establish clear criteria for compliance in all circumstances and some of our practices, including in respect of non-cash awards, have not been within the scope of any specific “safe harbor” provided in the compensation regulations. The complaint seeks treble the amount of unspecified damages sustained by the federal government in connection with our receipt of Title IV funding, a civil penalty for each violation of the False Claims Act, attorneys’ fees, costs, and interest. We filed a motion to dismiss this case in November 2008, which was denied by the court in February 2009. If it were determined that any of our compensation practices violated the incentive compensation law, we could experience an adverse outcome in the qui tam litigation and be subject to substantial monetary liabilities, fines, and other sanctions, any of which could have a material adverse effect on our business, prospects, financial condition and results of operations and could adversely affect our stock price. We cannot presently predict the ultimate outcome of this qui tam case or any liability or other sanctions that may result. It is possible that during the course of the litigation or the related Office of Inspector General investigation other information may be discovered that would adversely affect the outcome of the litigation.
Pursuant to the court’s mandatory scheduling order, we have entered into settlement discussions with respect to the qui tam matter with the relator. In connection with such discussions, we have reached a settlement in principle with the relator pursuant to which we have agreed to pay $5.2 million to finally resolve the qui tam case and thereby avoid the cost and distraction of a potentially protracted trial. We have accrued that amount in the accompanying financial statements for the year ended December 31, 2009. This settlement is conditioned upon obtaining the approval of the U.S. Department of Justice (which has authority to approve settlement of False Claims Act matters) and the Department of Education with respect to the resolution of the OIG investigation, and finalizing settlement terms that would release us from other False Claims Act cases based upon the conduct covered by the settlement. The parties and the United States government are continuing to negotiate towards a final settlement. The ultimate dismissal of the action, should a final settlement be reached, is subject to the court’s approval. Should the parties fail to conclude the settlement on the proposed or other terms, we intend to vigorously defend this lawsuit. If it were determined that any of our compensation practices violated the incentive compensation law, we could experience an adverse outcome in the qui tam litigation and be subject to substantial monetary liabilities, fines, and other sanctions, any of which could have a material adverse effect on our business, prospects, financial condition and results of operations and could adversely affect our stock price.

Congress may change the eligibility standards or reduce funding for the Title IV programs, which could reduce our student population, revenue, and profit margin.
Political and budgetary concerns significantly affect the Title IV programs. The Higher Education Act, which is the federal law that governs the Title IV programs, must be periodically reauthorized by Congress, and was most recently reauthorized in August 2008. The new law contains numerous revisions to the requirements governing the Title IV programs. See Item 1, Business — Regulation — Regulation of Federal Student Financial Aid Programs. In addition, Congress must determine funding levels for the Title IV programs on an annual basis, and can change the laws governing the Title IV programs at any time. Because a significant percentage of our revenue is derived from the Title IV programs, any action by Congress that significantly reduces Title IV program funding or our ability or the ability of our students to participate in the Title IV programs, or otherwise requires us to modify our practices with respect to the Title IV programs, could increase our costs of compliance, reduce the ability of some students to finance their education at our institution, require us to seek to arrange for other sources of financial aid for our students, and materially decrease our student enrollment, each of which could have a material adverse effect on us.
If we do not meet specific financial responsibility standards established by the Department of Education, we may be required to post a letter of credit or accept other limitations in order to continue participating in the Title IV programs, or we could lose our eligibility to participate in the Title IV programs.
To participate in the Title IV programs, an institution must either satisfy specific quantitative standards of financial responsibility prescribed by the Department of Education, or post a letter of credit in favor of the Department of Education and possibly accept operating restrictions as well. These financial responsibility tests are applied to each institution on an annual basis based on the institution’s audited financial statements, and may be applied at other times, such as if the institution undergoes a change in control. These tests may also be applied to an institution’s parent company or other related entity. The operating restrictions that may be placed on an institution that does not meet the quantitative standards of financial responsibility include being transferred from the advance payment method of receiving Title IV program funds to either the reimbursement or the heightened cash monitoring system, which could result in a significant delay in the institution’s receipt of those funds. If, in the future, we fail to satisfy the Department of Education’s financial responsibility standards, we could experience increased regulatory compliance costs or delays in our receipt of Title IV program funds because we could be required to post a letter of credit or be subjected to operating restrictions, or both. Our failure to secure a letter of credit in these circumstances could cause us to lose our ability to participate in the Title IV programs, which would materially adversely affect us.
If we do not comply with the Department of Education’s administrative capability standards, we could suffer financial penalties, be required to accept other limitations in order to continue participating in the Title IV programs, or lose our eligibility to participate in the Title IV programs.
To continue participating in the Title IV programs, an institution must demonstrate to the Department of Education that the institution is capable of adequately administering the Title IV programs under specific standards prescribed by the Department of Education. These administrative capability criteria require, among other things, that the institution has an adequate number of qualified personnel to administer the Title IV programs, has adequate procedures for disbursing and safeguarding Title IV funds and for maintaining records, submits all required reports and financial statements in a timely manner, and does not have significant problems that affect the institution’s ability to administer the Title IV programs. If we fail to satisfy any of these criteria, the Department of Education may assess financial penalties against us, restrict the manner in which we receive Title IV funds, require us to post a letter of credit, place us on provisional certification status, or limit or terminate our participation in the Title IV programs, any of which could materially adversely affect us.

We would lose our ability to participate in the Title IV programs if we fail to maintain our institutional accreditation, and our student enrollments could decline if we fail to maintain any of our accreditations or approvals.
An institution must be accredited by an accrediting commission recognized by the Department of Education in order to participate in the Title IV programs. We have institutional accreditation by the Higher Learning Commission, which is an accrediting commission recognized by the Department of Education. To remain accredited, we must continuously meet accreditation standards relating to, among other things, performance, governance, institutional integrity, educational quality, faculty, administrative capability, resources, and financial stability. We were reaccredited by the Higher Learning Commission in 2007, and the next scheduled comprehensive evaluation will be conducted in 2016-2017. While, during the 2007 reaccreditation process, the Higher Learning Commission concluded that we were in compliance with its accreditation standards, it did note certain deficiencies to be addressed by us. In February 2009, we filed a monitoring report with the Higher Learning Commission addressing our progress in resolving these deficiencies and, in March 2009, we received notification from the Higher Learning Commission that our report was accepted and that no further reports were required. The Higher Learning Commission is currently reviewing our request to offer an Associate of Arts degree. If we fail to satisfy any of the Higher Learning Commission’s standards, we could lose our accreditation by the Higher Learning Commission, which would cause us to lose our eligibility to participate in the Title IV programs and could cause a significant decline in our total student enrollments and have a material adverse effect on us. In addition, many of our individual educational programs are also accredited by specialized accrediting commissions or approved by specialized state agencies. If we fail to satisfy the standards of any of those specialized accrediting commissions or state agencies, we could lose the specialized accreditation or approval for the affected programs, which could result in materially reduced student enrollments in those programs and have a material adverse effect on us.
In December 2009, the Department of Education issued an “Alert Memorandum,” calling into question the Higher Learning Commission’s compliance with the applicable Department of Education regulations related to the Higher Learning Commission’s status as recognized by the Department of Education. Specifically, in matters unrelated to us, the Department of Education Office of Inspector General asserted that the Higher Learning Commission did not make appropriate assessments as to credit hours with respect to the distance education programs of one of Higher Learning Commission’s accredited institutions and, as such, the Office of Inspector General recommended that the Department of Education take action to terminate the Higher Learning Commission’s recognition by the Secretary of Education. At this point, we do not know if this matter will be resolved and we are unable to speculate as to the impact on us or other institutions accredited by the Higher Learning Commission if the Higher Learning Commission were to be de-recognized as an accrediting commission by the Department of Education.
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
If we experience a change in control under the standards of the Department of Education, the Higher Learning Commission, the Arizona State Board for Private Postsecondary Education, or any other applicable state education agency or accrediting commission, we must notify and/or seek the approval of each such agency. These agencies do not have uniform criteria for what constitutes a change in control. Transactions or events that typically constitute a change in control include significant acquisitions or dispositions of the voting stock of an institution or its parent company, and significant changes in the composition of the board of directors of an institution or its parent company. Some of these transactions or events may be beyond our control. Our failure to obtain, or a delay in receiving, approval of any change in control from the Department of Education, the Higher Learning Commission, or the Arizona State Board for Private Postsecondary Education could impair our ability to operate or participate in the Title IV programs, which could have a material adverse effect on our business, prospects, financial condition, and results of operations. Our failure to obtain, or a delay in receiving, approval of any change in control from any other state in which we are currently licensed or authorized, or from any of our specialized accrediting commissions, could require us to suspend our activities in that state or suspend offering the applicable programs until we receive the required approval, or could otherwise impair our operations. The potential adverse effects of a change in control could influence future decisions by us and our stockholders regarding the sale, purchase, transfer, issuance, or redemption of our stock, which could discourage bids for your shares of our stock and could have an adverse effect on the market price of your shares.
In connection with our initial public offering in November 2008, we submitted a description of the offering to the Department of Education, including a description of the Richardson Voting Group. Based on this description, the Department of Education concluded that the initial public offering did not result in a change in control under the Department of Education’s regulations. The Higher Learning Commission did consider our initial public offering to be a change in control under its policies and, while it approved our consummation of the offering, it informed us that it would conduct a site visit to confirm the appropriateness of the approval and to evaluate whether we continue to meet the Higher Learning Commission’s eligibility criteria. The Higher Learning Commission conducted its site visit in March 2009 and determined, among other things, that the initial public offering was conducted in a manner that did not disrupt our ongoing operations and that no further action would be required as a result of the change in control. As a result, the Higher Learning Commission formally approved the change in control in June 2009. In addition, we notified the Arizona State Board for Private Postsecondary Education of our initial public offering and, based on our communications with that agency, we did not believe that our initial public offering constituted a change in control under Arizona law. We also notified other accrediting commissions and state agencies, as we believed necessary, of our initial public offering and the reasons why we believed the offering did not constitute a change in control under their respective standards, or to determine what was required if any such commission or agency did consider the offering to constitute a change in control. None of the other accrediting commissions and state agencies that we notified of our initial public offering advised us that it concluded that the offering constituted a change in control under its policies or that it required us to take any further action.
With respect to publicly-traded corporations, like us, Department of Education regulations provide that a change in control occurs if either: (i) there is an event that would obligate the corporation to file a Current Report on Form 8-K with the SEC disclosing a change in control, or (ii) the corporation has a stockholder that owns, or has voting control over, at least 25% of the total outstanding voting stock of the corporation and is the largest stockholder of the corporation, and that stockholder ceases to own, or have voting control over, at least 25% of such stock or ceases to be the largest stockholder. The Higher Learning Commission adopted new policies and procedures with respect to changes in control in June 2009, and one such policy provides that an institution is considered to undergo a change in control if a person or group increases or decreases its control of shares to greater than or less than 25% of the total outstanding shares of the stock of a parent corporation that owns or controls the accredited institution and, in such event, requires the institution to obtain its approval in advance of the change. In addition, the standards of the Arizona State Board for Private Postsecondary Education provide that an institution that is owned by a publicly-traded corporation whose control is vested in the voting members of the board of directors, like us, undergoes a change in control if 50% or more of the voting members of the board of directors change within a 12-month period or the chief executive officer of the corporation changes. Following our September 2009 public stock offering, based on the number of shares of common stock sold by us and the selling stockholders, and the addition of the Endeavour Entities (as defined herein) as parties to the proxy and voting agreement (described below), the Richardson Voting Group continued to have voting power over 25% or more of our total outstanding voting stock after the completion of the offering and therefore such offering did not constitute a change in control under the Department of Education’s regulations. In addition, we were advised by the Higher Learning Commission and the Arizona State Board for Private Postsecondary Education that the September 2009 offering would not constitute a change in control under their respective rules and policies, and did not receive any indication from the Department of Education that it considered the September 2009 offering to constitute a change in control under its regulations.

Under the terms of the voting agreement with the Richardson Voting Group, if any person party to the voting agreement transfers shares covered by the proxy in registered or open-market sales, the proxy is no longer effective as to such shares. Accordingly, the number of shares over which the Richardson Voting Group will continue to hold voting power pursuant to the voting agreement will decrease over time as shares held by other parties to the voting agreement are sold, and we may not be aware of these sales since many of the shares subject to the voting agreement are held in “street name.” If at any time in the future, as a result of such future registered or open-market sales, the number of shares over which the Richardson Voting Group holds voting power falls below 25%, a change in control will occur. At that point, with respect to the Department of Education, we will lose our eligibility to participate in the Title IV programs and must apply to the Department of Education in order to reestablish such eligibility. If we file the required application and follow other procedures, the Department of Education may temporarily certify us on a provisional basis following the change in control, so that our students retain access to Title IV program funds until the Department of Education completes its full review. In addition, the Department of Education will extend such temporary provisional certification if we timely file other required materials. While we expect to file all such applications and other materials within applicable deadlines, there is no assurance that we will be able to do so because we cannot be certain of the percentage of stock that is subject to the Richardson Voting Group at any given time in order to be certain if and when the Richardson Voting Group falls below the applicable 25% threshold. If we fail to meet any of these application and other deadlines, our certification will expire and our students will not be eligible to receive Title IV program funds until the Department of Education completes its full review, which commonly takes several months and may take longer. If the Department of Education approves our application after a change in control, it will certify us on a provisional basis for a period of up to approximately three years, although we cannot predict how the Department of Education will process this provisional recertification or what restrictions may be imposed if such change in control occurs while we remain on month-to-month status and subject to the ongoing investigation by the Office of Inspector General of the Department of Education or the qui tam lawsuit. See Item 1, Business — Regulation — Regulatory Standards that May Restrict Institutional Expansion or Other Changes — Change in ownership resulting in a change in control.
With respect to the Higher Learning Commission, if we anticipate that the number of shares over which the Richardson Voting Group holds voting power will fall below 25% at any time in the future, we would be required to obtain the approval of the Higher Learning Commission before such event occurs. However, because we may be unaware when such event occurs, we would seek the cooperation of the Higher Learning Commission to allow us to arrange an appropriate review procedure at that time since there may not be an opportunity to obtain the Higher Learning Commission’s advance review and approval, as is typically required by its policies. In that circumstance, we cannot predict whether the Higher Learning Commission would impose any limitations or conditions on us, or identify any compliance issues related to us in the context of the change in control process, that could result in our loss of accreditation by the Higher Learning Commission. Any such loss of accreditation would result in our loss of eligibility to participate in the Title IV programs and cause a significant decline in our student enrollments.
If a substantial number of our students cannot secure Title IV loans as a result of decreased lender participation in the Title IV programs or if lenders increase the costs or reduce the benefits associated with the Title IV loans they provide, we could be materially adversely affected.
The cumulative impact of recent regulatory and market developments and conditions, including the widespread disruption in the credit and financial markets, has caused some lenders to cease providing Title IV program loans to students, including some lenders that previously provided our students with Title IV program loans, also known as Federal Family Education Loan Program loans, or FFEL loans. Other lenders have reduced the benefits and increased the fees associated with the Title IV program loans they provide. We and other schools have had to modify student loan practices in ways that result in higher administrative costs. If the cost of Title IV program loans increases or availability decreases, some students may not be able to take out loans and may not enroll in a postsecondary institution. In May 2008, new federal legislation was enacted to attempt to ensure that all eligible students would be able to obtain Title IV program loans in the future and that a sufficient number of lenders would continue to provide Title IV program loans. Among other things, that legislation:
•	authorized the Department of Education to purchase Title IV program loans from lenders, thereby providing capital to the lenders to enable them to continue making Title IV program loans to students; and

•	permitted the Department of Education to designate institutions eligible to participate in a “lender of last resort” program, under which federally recognized student loan guaranty agencies would be required to make Title IV program loans to all otherwise eligible students at those institutions.
While this legislation appears to have provided some stability to the marketplace for Title IV program loans, it is not yet clear if it ultimately will be effective in ensuring students’ access to Title IV program loans. The environment surrounding access to and cost of student loans remains in a state of flux. The Department of Education issued new regulations regarding student loans in October 2009, which will go into effect on July 1, 2010, and Congress is in the process of considering legislation to eliminate the FFEL loan Program and move all federal student lending into the Federal Direct Loan Program, known as the FDL Program. The uncertainty surrounding these issues, and any resolution of these issues that increases loan costs or reduces students’ access to Title IV program loans, may adversely affect our student enrollments. Although we are approved to participate in the FDL Program, because a significant percentage of our revenue is derived from the Title IV programs, any action by Congress that significantly reduces Title IV program funding or our ability or the ability of our students to participate in the Title IV programs could increase our costs of compliance, reduce the ability of some students to finance their education at our institution, require us to seek to arrange for other sources of financial aid for our students and materially decrease our student enrollment, each of which could have a material adverse effect on us. During fiscal year 2009, we began participating in the FDL Program for a portion of our Title IV eligible students. We expect to be able to fully transition from the FFEL Program to FDL Program by September 2010. While we have not encountered difficulties to date, a complete transition to the FDL Program could cause disruptions in the administration of Title IV program loans to our students if we or the Department of Education encounter difficulties with the systems or processes necessary for increased FDL Program loans.
Our failure to comply with new regulations promulgated by the Department of Education could result in financial penalties, or the limitation, suspension, or termination of our continued participation in the Title IV programs.
The Department of Education has been working since December 2008 to develop regulations through a negotiated rulemaking process to carry out the numerous revisions to the Title IV program regulations required by the reauthorization of the Higher Education Act in August 2008. Negotiated rulemaking is a process whereby the Department of Education consults with members of the postsecondary education community to identify issues of concern and attempts to agree on proposed regulatory revisions to address those issues before the Department of Education formally proposes any regulations. Following the conclusion of such negotiated rulemaking, in July and August 2009, the Department of Education issued final regulations in October 2009 relating to, among other things, the relationships between schools and lenders of both private and Title IV program loans, the approval and oversight of accrediting agencies, and general programmatic requirements applicable to the Title IV programs, including the “90/10 Rule.” The Department of Education published these new final regulations by November 1, 2009, which is the required deadline in order for such regulations to take effect on July 1, 2010. In addition, in May 2009, the Department of Education announced its intent to establish new negotiated rulemaking committees that began their discussions in the fall of 2009. Those committees have addressed a number of significant issues, including: incentive compensation paid by institutions to persons or entities engaged in student recruiting or admission activities; gainful employment, the determination of satisfactory academic progress under different academic calendars; state authorization as a component of institutional eligibility; the definition of a credit hour for purposes of determining program eligibility status, particularly in the context of awarding Pell Grants; verification of information on student financial aid applications; and the definition of a high school diploma as a condition of a student’s eligibility for Title IV program aid. The negotiators did not reach consensus on many of the issues up for discussion in this round of negotiated rulemaking. Of the proposed revisions to the regulations being considered in this negotiated rulemaking, the issues related to gainful employment and incentive compensation are of particular concern to for-profit educational institutions. The negotiators did not reach consensus on either of these issues, leaving many significant concerns of industry negotiators open and unresolved. As such, the Department of Education is authorized to propose regulations with respect to these topics without regard to the concerns of institutions as expressed during the negotiated rulemaking process.

The issues addressed in the regulations that were issued in final in October 2009 by the Department of Education, as well as the issues being addressed in the recently completed negotiated rulemaking process, are broad and complex and concern a number of significant aspects of the Title IV programs, including eligibility and certification, administrative capability, school-lender relationships, the “90/10 Rule,” incentive compensation, and student loan default rates. See Item 1, Business — Regulation — Regulation of Student Financial Aid Programs — The 90/10 Rule. At this time, we cannot be certain whether and to what extent any changes may affect our ability to remain eligible to participate in the Title IV programs or require us to incur additional costs in connection with our administration of the Title IV programs. Any future changes that jeopardize our eligibility to participate in some or all of the Title IV programs could materially adversely affect us.
An increase in interest rates could adversely affect our ability to attract and retain students.
For our fiscal years ended December 31, 2009 and 2008, we derived cash receipts equal to approximately 78.3% and 74.4%, respectively, of our net revenue from tuition financed under the Title IV programs, which include student loans with interest rates subsidized by the federal government. Additionally, some of our students finance their education through private loans that are not subsidized. If our students’ or our students’ parents’ employment circumstances are adversely affected by regional or national economic downturns, our students may become more heavily dependent on student loans. Interest rates have reached relatively low levels in recent years, creating a favorable borrowing environment for students. However, in the event interest rates increase or Congress decreases the amount available for federal student aid, our students may have to pay higher interest rates on their loans. Any future increase in interest rates will result in a corresponding increase in educational costs to our existing and prospective students, which could result in a significant reduction in our student population and revenues. Higher interest rates could also contribute to higher default rates with respect to our students’ repayment of their education loans. Higher default rates may in turn adversely impact our eligibility to participate in some or all of the Title IV programs, which could result in a significant reduction in our student population and our profitability. See Item 1A, Risk Factors — We may lose our eligibility to participate in the Title IV programs if our student loan default rates are too high for further information.
Our failure to comply with the regulatory requirements of states other than Arizona could result in actions taken by those states that could have a material adverse effect on our enrollments.
Almost every state imposes regulatory requirements on educational institutions that have physical facilities located within the state’s boundaries. These regulatory requirements establish standards in areas such as educational programs, facilities, instructional and administrative staff, marketing and recruitment, financial operations, addition of new locations and educational programs, and various operational and administrative procedures, some of which are different than the standards prescribed by the Department of Education or the Arizona State Board for Private Postsecondary Education. In addition, several states have sought to assert jurisdiction over educational institutions offering online degree programs that have no physical location in the state but that have some activity in the state, such as enrolling or offering educational services to students who reside in the state, employing faculty who reside in the state, or advertising to or recruiting prospective students in the state. State regulatory requirements for online education vary among the states, are not well developed in many states, are imprecise or unclear in some states, and can change frequently. In the future, states could coordinate their efforts in order to more aggressively attempt to regulate or restrict schools’ offering of online education.
In addition to Arizona, we have determined that our activities in certain states constitute a presence requiring licensure or authorization under the requirements of the state education agency in those states, which we have obtained. In certain other states, we have obtained approvals to operate as we have determined necessary in connection with our marketing and recruiting activities. If we fail to comply with state licensing or authorization requirements for a state, or fail to obtain licenses or authorizations when required, we could lose our state licensure or authorization by that state or be subject to other sanctions, including restrictions on our activities in that state, fines, and penalties. The loss of licensure or authorization in a state other than Arizona could prohibit us from recruiting prospective students or offering educational services to current students in that state, which could significantly reduce our enrollments.
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
Increased scrutiny and regulation by various governmental agencies of relationships between student loan providers and educational institutions and their employees have produced significant uncertainty concerning restrictions applicable to the administration of both Title IV and private student loan programs and the funding for those programs which, if not satisfactorily or timely resolved, could result in increased regulatory burdens and costs for us and could adversely affect our student enrollments.
During 2007 and 2008, both Title IV and private student loan programs came under increased scrutiny by the Department of Education, Congress, state attorneys general, and other parties. Issues that received extensive attention included allegations of conflicts of interest between some institutions and lenders that provide student loans, questionable incentives given by lenders to some schools and school employees, allegations of deceptive practices in the marketing of student loans, and schools leading students to use certain lenders. Several institutions and lenders were cited for these problems and paid several million dollars in the aggregate to settle those claims. The practices of numerous other schools and lenders were, and in some cases continue to be, examined by government agencies at the federal and state level. The Attorney General of the State of Arizona requested extensive documentation from us and other institutions in Arizona concerning student loan practices, and we provided testimony in response to a subpoena from the Attorney General of the State of Arizona about such practices. In 2008, without admitting any wrongdoing, we agreed with the Attorney General of the State of Arizona to conclude its investigation of us by executing a Letter of Assurance, whereby we agreed to conduct referrals of students to lenders in accordance with our existing policies or any new policies promulgated by the State of Arizona in the future and to reimburse the state for the costs of its investigation in the amount of approximately $20,000.
As a result of the increased scrutiny of student loan programs, Congress has passed new laws, the Department of Education and the Board of Governors of the Federal Reserve System have promulgated or proposed new and stricter regulations, and several states have adopted codes of conduct or enacted state laws that further regulate the conduct of lenders, schools, and school personnel. These new laws and regulations, among other things, limit schools’ relationships with lenders, restrict the types of services that schools may receive from lenders, prohibit lenders from providing other types of loans to students in exchange for Title IV program loan volume from schools, and require schools and lenders to provide additional information to students concerning institutionally preferred lenders and the terms of available student loans. The environment surrounding access to and cost of student loans remains in a state of flux, with additional legislation and regulatory changes being considered at the state and federal levels. The Department of Education issued new regulations regarding student loans in October 2009, which will go into effect on July 1, 2010, and Congress is considering legislation to eliminate the FFEL Program and move all federal student lending into the FDL Program. This uncertainty, and any resolution of these issues that increases loan costs or reduces students’ access to student loans, may adversely affect our student enrollments, which could have an adverse effect on us.

Government agencies, regulatory agencies, and third parties may conduct compliance reviews, bring claims, or initiate litigation against us based on alleged violations of the extensive regulatory requirements applicable to us, which could cause us to pay monetary damages, be sanctioned or limited in our operations, and expend significant resources to defend against those claims.
Because we operate in a highly regulated industry, we are subject to program reviews, audits, investigations, claims of non-compliance, and lawsuits by government agencies, regulatory agencies, students, employees, stockholders, and other third parties alleging non-compliance with applicable legal requirements, many of which are imprecise and subject to interpretation. As we grow larger, this scrutiny of our business may increase. If the result of any such proceeding is unfavorable to us, we may lose or have limitations imposed on our state licensing, accreditation, or Title IV program participation; be required to pay monetary damages (including triple damages in certain whistleblower suits); or be subject to fines, injunctions, or other penalties, any of which could have a material adverse effect on our business, prospects, financial condition, and results of operations. In this regard, we are currently subject to an investigation by the Department of Education’s Office of Inspector General, which is focused on the manner in which we have compensated our enrollment counselors and managers, and a qui tam lawsuit brought by a former employee alleging violations in the same area. See Item 1A, Risk Factors — The Office of Inspector General of the Department of Education has commenced an investigation of Grand Canyon University, which is ongoing and which may result in fines, penalties, other sanctions, and damage to our reputation in the industry; Item 1A, Risk Factors — A qui tam lawsuit has been filed against us alleging, among other things, that we have improperly compensated certain of our enrollment counselors, and we may incur liability, be subject to sanctions, or experience damage to our reputation as a result of this lawsuit; and Item 1, Business — Regulation — Regulation of Federal Student Financial Aid Programs — Incentive compensation rule. Claims and lawsuits brought against us, even if they are without merit, may also result in adverse publicity, damage our reputation, negatively affect the market price of our stock, adversely affect our student enrollments, and reduce the willingness of third parties to do business with us. Even if we adequately address the issues raised by any such proceeding and successfully defend against it, we may have to devote significant financial and management resources to address these issues, which could harm our business.
A decline in the overall growth of enrollment in postsecondary institutions, or in the number of students seeking degrees online or in our core disciplines, could cause us to experience lower enrollment at our schools, which could negatively impact our future growth.
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
If our students were unable to obtain private loans from third-party lenders, our business could be adversely affected given our students’ reliance on such loans to satisfy their educational expenses.
During the fiscal year ended December 31, 2009, private loans to students at our school represented approximately 0.9% of our revenue (calculated on a cash basis) as compared to 2.9% of revenue in fiscal 2008. These loans were provided pursuant to private loan programs and were made available to eligible students to fund a portion of the students’ costs of education not covered by the Title IV programs and state financial aid sources. Private loans are made to our students by lending institutions and are non-recourse to us. The 2008 reauthorization of the Higher Education Act and related proposed and final regulations place significant new restrictions on the relationships between institutions and the providers of private loans, and require that certain specific terms and disclosures accompany such loans. This increased regulatory burden, coupled with recent adverse market conditions for consumer and federally guaranteed student loans (including lenders’ difficulties in reselling or syndicating student loan portfolios) have resulted, and could continue to result, in providers of private loans reducing the availability of or increasing the costs associated with providing private loans to postsecondary students. In particular, loans to students with low credit scores who would not otherwise be eligible for credit-based private loans have become increasingly difficult to obtain. Prospective students may find that these increased financing costs make borrowing prohibitively expensive and abandon or delay enrollment in postsecondary education programs. If any of these scenarios were to occur, our students’ ability to finance their education could be adversely affected and our student population could decrease, which could have a material adverse effect on our business, prospects, financial condition, and results of operations.

We are subject to sanctions if we pay impermissible commissions, bonuses, or other incentive payments to persons involved in certain recruiting, admissions, or financial aid activities.
A school participating in the Title IV programs may not provide, or contract with a third party that provides, any commission, bonus, or other incentive payment based on success in enrolling students or securing financial aid to any person involved in student recruiting or admission activities or in making decisions regarding the awarding of Title IV program funds. The Department of Education’s regulations set forth 12 “safe harbors” which describe payments and arrangements that do not violate the incentive compensation rule. The Department of Education’s regulations make clear that the safe harbors are not a complete list of permissible practices under this law. One of these safe harbors permits adjustments to fixed salary for enrollment personnel provided that such adjustments are not made more than twice during any twelve month period, and that any adjustment is not based solely on the number of students recruited, admitted, enrolled, or awarded financial aid. In addition, such safe harbors do not address non-cash awards to enrollment personnel. In May 2009, the Department of Education announced that it was initiating a further negotiated rulemaking process to revise its regulations in certain areas, including the regulations implementing the incentive compensation rule. As part of the current negotiated rulemaking process, the potential elimination or curtailment of the incentive compensation “safe harbors” is being considered, leaving open the possibility that this rule will be administered on an even stricter basis.
Following the conclusion of this round of negotiated rulemaking, possibly in the spring or summer of 2010, the Department of Education is expected to issue proposed regulations for public comment and to issue final regulations by November 1, 2010, which is the required deadline in order for such regulations to take effect on July 1, 2011.
As described in Item 1A, Risk Factors — The Office of Inspector General of the Department of Education has commenced an investigation of Grand Canyon University, which is ongoing and which may result in fines, penalties, other sanctions, and damage to our reputation in the industry, and in Item 1, Business — Regulation — Regulation of Federal Student Financial Aid Programs — Incentive compensation rule, we are currently subject to an investigation by the Department of Education’s Office of Inspector General, which is focused on the manner in which we have compensated our enrollment counselors and managers. In addition, in recent years several for-profit education companies, including us, have been faced with whistleblower lawsuits, known as “qui tam” cases, by current or former employees alleging violations of this prohibition. See Item 1A, Risk Factors — A qui tam lawsuit has been filed against us alleging, among other things, that we have improperly compensated certain of our enrollment counselors, and we may incur liability, be subject to sanctions, or experience damage to our reputation as a result of this lawsuit. While we believe that our compensation policies and practices at issue in the complaint have not been based on success in enrolling students in violation of applicable law, the Department of Education’s regulations and interpretations of the incentive compensation law do not establish clear criteria for compliance in all circumstances and some of our practices, including in respect of non-cash awards, have not been within the scope of any specific “safe harbor” provided in the incentive compensation regulations. If the Department of Education determines as a result of the pending investigation that we have violated this law, if we are found to be liable in the pending qui tam action, or if we or any third parties we have engaged otherwise violate this law, we could be fined or sanctioned by the Department of Education, or subjected to other monetary liability or penalties that could be substantial, any of which could harm our reputation, impose significant costs on us, and have a material adverse effect on our business, prospects, financial condition, and results of operations.
Our reputation and our stock price may be negatively affected by adverse publicity or by the actions of other postsecondary educational institutions.
In recent years, regulatory proceedings and litigation have been commenced against various postsecondary educational institutions relating to, among other things, deceptive trade practices, false claims against the government, and non-compliance with Department of Education requirements, state education laws, and state consumer protection laws. These proceedings have been brought by the Department of Education, the U.S. Department of Justice, the SEC, and state governmental agencies, among others. These allegations have attracted adverse media coverage and have been the subject of legislative hearings and regulatory actions at both the federal and state levels, focusing not only on the individual schools but in some cases on the for-profit postsecondary education sector as a whole. Adverse media coverage regarding other for-profit education companies or other educational institutions could damage our reputation, result in lower enrollments, revenues, and operating profit, and have a negative impact on our stock price. Such coverage could also result in increased scrutiny and regulation by the Department of Education, Congress, accrediting commissions, state legislatures, state attorneys general, or other governmental authorities of all educational institutions, including us.

If the percentage of our revenue that is derived from the Title IV programs is too high, we may lose our eligibility to participate in those programs.
A for-profit institution loses its eligibility to participate in the Title IV programs if, under a formula that requires cash basis accounting and other adjustments to the calculation of revenue, it derives more than 90% of its revenues from those programs in two consecutive fiscal years. The period of ineligibility covers at least the next two succeeding fiscal years and any Title IV program funds already received by the institution and its students during the period of ineligibility would have to be returned to the applicable lender or the Department of Education. An institution whose rate exceeds 90% for any single year will be placed on provisional certification for at least two fiscal years. The August 2008 reauthorization of the Higher Education Act made significant changes to this revenue requirement, including certain changes to the formula used to calculate a school’s ratio. Given the level of complexity of such a calculation we were unable to quantify precisely the benefit that we would derive in the 90/10 percentage from these revisions. Using the Department of Education’s formula that was in effect prior to the August 2008 reauthorization of the Higher Education Act, we have calculated that, for our 2009 and 2008 fiscal years, we derived approximately 82.5% and 78.6%, respectively, of our revenue from the Title IV programs. As a result of recent changes in federal law that increased Title IV grant and loan limits, as well as the current economic downturn, which has adversely affected the employment circumstances of our students and their parents and increased their reliance on the Title IV programs, we expect the percentage of our revenue that we receive from the Title IV programs to continue to increase in the future, making it more difficult for us to satisfy this requirement. Exceeding the 90% threshold such that we lost our eligibility to participate in the Title IV programs would have a material adverse effect on our business, prospects, financial condition, and results of operations.
We may lose our eligibility to participate in the Title IV programs if our student loan default rates are too high.
An institution may lose its eligibility to participate in some or all of the Title IV programs if, for three consecutive years, 25% or more of its students who were required to begin repayment on their student loans in one year default on their payment by the end of the following year. In addition, an institution may lose its eligibility to participate in some or all of the Title IV programs if the default rate of its students exceeds 40% for any single year. The August 2008 reauthorization of the Higher Education Act extends by one year the period for which students’ defaults on their loans will be included in the calculation of an institution’s default rate, a change that is expected to increase our cohort default rates. The new law also increases the threshold for an institution to lose its eligibility to participate in the relevant Title IV programs from 25% to 30% over three consecutive years, while leaving the threshold at 40% for a single year. These changes to the law take effect for institutions’ cohort default rates for federal fiscal year 2009, which are expected to be calculated and issued by the Department of Education in 2012. While our cohort default rates have historically been significantly below these levels, we cannot assure you that this will continue to be the case. For example, we expect our cohort default rate for the 2008 federal fiscal year to increase (but remain well below the Department of Education’s thresholds) due primarily to the impact of current economic conditions on our students and former students. Our cohort default rates on FFEL Program loans for the 2007, 2006 and 2005 federal fiscal years, the three most recent years for which such rates have been calculated, were 1.4%, 1.6% and 1.8%, respectively. Our trial cohort default rates for these years, as issued by the Department of Education in December 2009, were 2.9%, 2.7% and 3.0%, respectively. Our draft cohort default rate for the 2008 federal fiscal year is 3.5%. In addition, increases in interest rates or declines in income or job losses for our students could contribute to higher default rates on student loans. Exceeding the student loan default rate thresholds and losing our eligibility to participate in the Title IV programs would have a material adverse effect on our business, prospects, financial condition, and results of operations. Any future changes in the formula for calculating student loan default rates, economic conditions, or other factors that cause our default rates to increase, could place us in danger of losing our eligibility to participate in some or all of the Title IV programs and materially adversely affect us.

We are subject to sanctions if we fail to correctly calculate and timely return Title IV program funds for students who withdraw before completing their educational program.
A school participating in the Title IV programs must calculate the amount of unearned Title IV program funds that it has disbursed to students who withdraw from their educational programs before completing such programs and must return those unearned funds to the appropriate lender or the Department of Education in a timely manner, generally within 45 days of the date the school determines that the student has withdrawn. If the unearned funds are not properly calculated and timely returned for a sufficient percentage of students, we may have to post a letter of credit in favor of the Department of Education equal to 25% of the Title IV program funds that should have been returned for such students in the prior fiscal year, we may be liable for repayment of Title IV program funds and related interest and we could be fined or otherwise sanctioned by the Department of Education, which could increase our cost of regulatory compliance and materially adversely affect us. Further, a failure to comply with these regulatory requirements could result in termination of our ability to participate in the Title IV programs, which would materially affect us.
We cannot offer new programs, expand our operations into certain states, or acquire additional schools if such actions are not timely approved by the applicable regulatory agencies, and we may have to repay Title IV funds disbursed to students enrolled in any such programs, schools, or states if we do not obtain prior approval.
Our expansion efforts include offering new educational programs. In addition, we may increase our operations in additional states and seek to acquire existing schools from other companies. If we are unable to obtain the necessary approvals for such new programs, operations, or acquisitions from the Department of Education, the Higher Learning Commission, the Arizona State Board for Private Postsecondary Education, or any other applicable state education agency or accrediting commission, or if we are unable to obtain such approvals in a timely manner, our ability to consummate the planned actions and provide Title IV funds to any affected students would be impaired, which could have a material adverse effect on our expansion plans. If we were to determine erroneously that any such action did not need approval or that we had all required approvals, we could be liable for repayment of the Title IV program funds provided to students in that program or at that location.
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
Building awareness of Grand Canyon University and the programs we offer is critical to our ability to attract prospective students. It is also critical to our success that we convert prospective students to enrolled students in a cost-effective manner and that these enrolled students remain active in our programs. Some of the factors that could prevent us from successfully recruiting, enrolling, and retaining students in our programs include:
•	the reduced availability of, or higher interest rates and other costs associated with, Title IV loan funds or other sources of financial aid;

•	the emergence of more successful competitors;

•	factors related to our marketing, including the costs and effectiveness of Internet advertising and broad-based branding campaigns and recruiting efforts;

•	performance problems with our online systems;

•	failure to maintain institutional and specialized accreditations;

•	the requirements of the education agencies that regulate us which restrict schools’ initiation of new programs and modification of existing programs;

•	the requirements of the education agencies that regulate us which restrict the ways schools can compensate their recruitment personnel;

•	increased regulation of online education, including in states in which we do not have a physical presence;

•	restrictions that may be imposed on graduates of online programs that seek certification or licensure in certain states;

•	student dissatisfaction with our services and programs;

•	the results of the ongoing investigation by the Department of Education’s Office of Inspector General and the pending qui tam action regarding the manner in which we have compensated our enrollment personnel, and possible remedial actions or other liability resulting therefrom;

•	damage to our reputation or other adverse effects as a result of negative publicity in the media, in industry or governmental reports, or otherwise, affecting us or other companies in the for-profit postsecondary education sector;

•	price reductions by competitors that we are unwilling or unable to match;

•	a decline in the acceptance of online education;

•	an adverse economic or other development that affects job prospects in our core disciplines; and

•	a decrease in the perceived or actual economic benefits that students derive from our programs.
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
The postsecondary education market is highly fragmented and competitive. We compete for students with traditional public and private two-year and four-year colleges and universities and other for-profit schools, including those that offer online learning programs. Many public and private schools, colleges, and universities, including most major colleges and universities, offer online programs. We expect to experience additional competition in the future as more colleges, universities, and for-profit schools offer an increasing number of online programs. Each of these competitors may develop platforms or other technologies, including technologies such as streaming video, that allow for greater levels of interactivity between faculty and students and that are superior to the platform and technology we use, and these differences may affect our ability to recruit and retain students. Public institutions receive substantial government subsidies, and public and private non-profit institutions have access to government and foundation grants, tax-deductible contributions, and other financial resources generally not available to for-profit schools. Accordingly, public and private non-profit institutions may have instructional and support resources superior to those in the for-profit sector, and public institutions can offer substantially lower tuition prices. Some of our competitors in both the public and private sectors also have substantially greater financial and other resources than we do. We may not be able to compete successfully against current or future competitors, including with respect to our ability to acquire or compete with technologies being developed by our competitors, and may face competitive pressures that could adversely affect our business, prospects, financial condition, and results of operations. These competitive factors could cause our enrollments, revenues, and profitability to significantly decrease and could render our online delivery format less competitive or obsolete.

Capacity constraints, system disruptions, or security breaches in our online computer networks could have a material adverse effect on our ability to attract and retain students.
The performance and reliability of the infrastructure of our online operations are critical to our reputation and to our ability to attract and retain students. Any computer system disruption or failure, or a sudden and significant increase in traffic on the servers that host our online operations, may result in our online courses and programs being unavailable for a period of time. In addition, any significant failure of our computer networks or servers, whether as a result of third-party actions or in connection with planned upgrades and conversions, could disrupt our on-campus operations. Individual, sustained, or repeated occurrences could significantly damage the reputation of our online operations and result in a loss of potential or existing students. Additionally, our online operations are vulnerable to interruption or malfunction due to events beyond our control, including natural disasters and network and telecommunications failures. Our computer networks may also be vulnerable to unauthorized access, computer hackers, computer viruses, and other security problems. A user who circumvents security measures could misappropriate proprietary information or cause interruptions to or malfunctions in operations. As a result, we may be required to expend significant resources to protect against the threat of these security breaches or to alleviate problems caused by these incidents. Any interruption to our online operations could have a material adverse effect on our ability to attract students to our online programs and to retain those students.
The implementation of our new back office systems could impact our ability to timely and accurately admit students to the university and register them for classes, bill students, certify and disburse financial aid, prepare financial reports, or impact the effectiveness of our internal controls over financial reporting.
We plan to transition our online programs from a “term-based” financial aid system (where all students, including online students, begin programs and are eligible to receive financial aid at periodic start dates pursuant to a calendar-based term system) to a “borrower-based” financial aid system (where each student may begin a program and be eligible to receive financial aid at any time throughout the year). As part of this transition, we are converting our back office system from Datatel, Inc. to a series of programs developed by Campus Management Corp., including CampusVue and CampusPortal, and also implementing Microsoft’s Great Plains accounting system. These new systems are intended to allow us to manage our non-traditional online students with greater ease and flexibility by providing for rolling and flexible start dates. While we intend to maintain redundancies between our old and new systems for a period of time while we complete the conversions and ensure the that the new systems operate as intended, if we do not effectively transition our student and financial aid data to these systems or if these systems do not operate as intended, it could adversely impact the effectiveness of our internal controls over financial reporting, as well as our ability to timely and accurately admit students to the university and register them for classes, bill students, certify and disburse financial aid, and prepare financial reports. This may in turn affect our ability to comply with the Department of Education’s administrative capability standards, as discussed under Item 1A, Risk Factors — If we do not comply with the Department of Education’s administrative capability standards, we could suffer financial penalties, be required to accept other limitations in order to continue participating in the Title IV programs, or lose our eligibility to participate in the Title IV programs.

We may not be able to successfully implement our growth strategy if we are not able to improve the content of our existing academic programs or to develop new programs on a timely basis and in a cost-effective manner, or at all.
We continually seek to improve the content of our existing programs and develop new programs in order to meet changing market needs. The success of any of our programs and courses, both ground and online, depends in part on our ability to expand the content of our existing programs, develop new programs in a cost-effective manner, and meet the needs of existing and prospective students and employers in a timely manner, as well as on the acceptance of our actions by existing or prospective students and employers. We developed many of our online programs based on our existing ground programs. In the future, we may develop programs solely, or initially, for online use, which may pose new challenges, including the need to develop course content without having an existing program on which such content can be based. Even if we are able to develop acceptable new programs, we may not be able to introduce these new programs in a timely fashion or as quickly as our competitors are able to introduce competing programs. If we do not respond adequately to changes in market conditions, our ability to attract and retain students could be impaired and our business, prospects, financial condition, and results of operations could suffer.
The development and approval of new programs and courses, both ground and online, are subject to requirements and limitations imposed by the Department of Education, state licensing agencies, and the relevant accrediting commissions, and in certain cases, such as with doctoral programs, involves a process that can take several years to complete. The imposition of restrictions on the initiation of new educational programs by any of our regulatory agencies, or delays in obtaining approvals of such programs, may delay our expansion plans. Establishing new academic programs or modifying existing academic programs may also require us to make investments in specialized personnel, increase marketing efforts, and reallocate resources. We may have limited experience with the subject matter of new programs.
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
We currently have relationships with large school districts and healthcare systems, primarily in Arizona, and also recently began seeking relationships with national and international employers, to provide their employees with the opportunity to obtain degrees through us while continuing their employment. These relationships are an important part of our strategy as they provide us with a steady source of potential working adult students for particular programs and also serve to increase our reputation among high-profile employers. As a result of economic conditions, a number of employers we work with have reduced the extent to which they reimburse their employees for participating in our programs. If we are unable to develop new relationships, or if our existing relationships deteriorate or end as a result of current or future economic conditions affecting employers or otherwise, our efforts to seek these sources of potential working adult students will be impaired, and this could materially and adversely affect our business, prospects, financial condition, and results of operations.

Our failure to effectively manage our growth could harm our business.
Our business continues to experience rapid growth. Growth and expansion of our operations place a significant strain on our resources and increase demands on our executive management team, management information and reporting systems, financial management controls and personnel, and regulatory compliance systems and personnel. We may not be able to maintain or accelerate our current growth rate, effectively manage our expanding operations, or achieve planned growth on a timely or profitable basis. If we are unable to manage our growth effectively, we may experience operating inefficiencies and our earnings may be materially adversely affected.
We may be unable to finance our expansion activities, and interest and other expenses may increase.
We intend to expand the size and enhance the profile and reputation of our ground campus by, among other things, adding faculty and expanding upon and modernizing our campus infrastructure and technological capabilities over the next several years. These activities may require significant capital expenditures and may cause us to incur significant expenses, and there can be no guarantee that we will be able, or that it will be advantageous, to fund such expenditures or expenses with cash flow from operations. If we do not fund such activities with cash flow from operations, we will be required to finance such activities. Financing may take the form of, among other things, loans under a credit facility, sale-leaseback transactions, the issuance of equity securities, or a combination of the foregoing. There can be no guarantee that any such financing will be available on terms acceptable to us, or at all. Furthermore, our existing loan agreement contains covenants that restrict our ability to incur debt, and there can be no guarantee that we will be able to secure the consent of our lender for any financing.
If we obtain financing, we may incur increased interest or lease expenses, or other financing charges, that could have an adverse effect on our cash flow. In addition, any financing accomplished through the issuance of any additional equity securities could be dilutive to holders of our common stock. If we are unable to fund our expansion activities, our ability to implement our business plan will be adversely affected.
If we fail to maintain proper and effective disclosure controls and procedures and internal controls over financial reporting, our ability to produce accurate financial statements could be impaired, which could adversely affect our stock price, our ability to operate our business and investors’ views of us.
Ensuring that we have adequate disclosure controls and procedures, including internal controls over financial reporting, in place so that we can produce accurate financial statements on a timely basis is a costly and time- consuming effort that needs to be re-evaluated frequently. We are subject to the requirements of Section 404 of the Sarbanes-Oxley Act for the first time for the year ended December 31, 2009. Section 404 requires annual management assessments of the effectiveness of our internal controls over financial reporting and a report by our independent auditors addressing these assessments. Failure to maintain effective internal controls could lead to a lack of confidence by investors in our reported results, a decline in our stock price and significant costs to remediate the situation.
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

Due to the sensitive nature of the personal information stored on our servers, our networks may be targeted by hackers seeking to access this data. A user who circumvents security measures could misappropriate sensitive information or cause interruptions or malfunctions in our operations. Although we use security and business controls to limit access and use of personal information, a third party may be able to circumvent those security and business controls, which could result in a breach of student or employee privacy. In addition, errors in the storage, use, or transmission of personal information could result in a breach of privacy for current or prospective students or employees. Possession and use of personal information in our operations also subjects us to legislative and regulatory burdens that could require us to implement certain policies and procedures, such as the procedures we adopted to comply with the Red Flags Rule that was promulgated by the Federal Trade Commission, or FTC, under the federal Fair Credit Reporting Act and that requires the establishment of guidelines and policies regarding identity theft related to student credit accounts, and could require us to make certain notifications of data breaches and restrict our use of personal information. A violation of any laws or regulations relating to the collection or use of personal information could result in the imposition of fines against us. As a result, we may be required to expend significant resources to protect against the threat of these security breaches or to alleviate problems caused by these breaches. A major breach, theft, or loss of personal information regarding our students and their families or our employees that is held by us or our vendors, or a violation of laws or regulations relating to the same, could have a material adverse effect on our reputation and result in further regulation and oversight by federal and state authorities and increased costs of compliance.
We are incurring increased costs as a result of being a public company, and the requirements of being a public company may divert management attention from our business.
We have operated as a public company since November 19, 2008. As a public company, we incur significant legal, accounting and other expenses that we did not incur as a private company. In addition, we are subject to a number of additional requirements, including the reporting requirements of the Securities Exchange Act of 1934, as amended, or the Exchange Act, the Sarbanes-Oxley Act, and the listing standards of Nasdaq. These requirements have caused us to incur increased costs and place a strain on our systems and resources. The Exchange Act requires, among other things, that we file annual, quarterly, and current reports with respect to our business and financial condition. The Sarbanes-Oxley Act requires, among other things, that we maintain effective disclosure controls and procedures and internal control over financial reporting, and also requires that our internal controls be assessed by management and attested to by our auditors as of December 31 of each fiscal year commencing with our fiscal year ended December 31, 2009. In order to maintain and improve the effectiveness of our disclosure controls and procedures and internal control over financial reporting, significant resources and management oversight is required. As a result, our management’s attention might be diverted from other business concerns, which could have a material adverse effect on our business, prospects, financial condition, and results of operations.
At present we derive a significant portion of our revenues and operating income from our graduate programs.
As of December 31, 2009, 42.7% of our students were graduate students, which includes master’s and doctoral students. This percentage has declined in recent periods, and we anticipate that this percentage may continue to decline over time, due to our recent growth emphasis in our undergraduate nursing and liberal arts programs as well as our military division. If we were to experience any event that adversely affected our graduate offerings or the attractiveness of our programs to prospective graduate students, our business, prospects, financial condition, and results of operations could be significantly and adversely affected.
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

The provider of third-party software for our online classroom has been acquired by a competitor, and we may have difficulty maintaining the software required for our online classroom or updating it for future technological changes, which could adversely affect our performance.
Our online classroom employs the ANGEL Learning Management Suite pursuant to a license from ANGEL Learning, Inc. The ANGEL system is a web-based portal that stores, manages, and delivers course content; enables assignment uploading; provides interactive communication between students and faculty; and supplies online evaluation tools. In May 2009, ANGEL Learning, Inc. was acquired by Blackboard, Inc., a competitor in the provision of online educational software and tools. We now rely on Blackboard, Inc. for administrative support of the ANGEL system and, if Blackboard, Inc. ceased to operate or was unable or unwilling to continue to provide us with services or upgrades on a timely basis, we may have difficulty maintaining the software required for our online classroom or updating it for future technological changes. We cannot predict what effect, if any, Blackboard, Inc.’s acquisition of ANGEL Learning, Inc. will have on our use of, or the support for or the efficacy of, the ANGEL Learning Management Suite. Any failure to maintain our online classroom would have an adverse impact on our operations, damage our reputation, and limit our ability to attract and retain students.
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
Our loan agreement may restrict our operations and our ability to complete certain transactions.
Our loan agreement, which we entered into in connection with the purchase of our campus in April 2009, imposes certain operating and financial restrictions on us. Without the consent of our lender, these restrictions generally limit our ability to, among other things:
•	incur additional indebtedness or liens;

•	sell, assign, lease, transfer or otherwise dispose of any part of our assets other than in the ordinary course of business;

•	make investments or capital contributions to any individual or entity;

•	enter into any consolidation, merger, or other combination, or become a partner in a partnership, a member of a joint venture, or a member of a limited liability company;

•	acquire or purchase a business or all or substantially all of the assets of a business in an aggregate amount exceeding an amount equal to 25% of our tangible net worth; and

•	engage in any business activities substantially different from our present business.
In addition, the loan agreement requires us to maintain a maximum funded debt to adjusted EBITDA ratio, a minimum basic fixed charge coverage ratio and a minimum tangible net worth ratio, in each case as such terms are defined in the loan agreement. We cannot assure you that these covenants will not adversely affect our ability to finance our future operations or capital needs or to pursue available business opportunities. A breach of any of these covenants or our inability to maintain the required financial ratios could result in a default in respect of the related indebtedness. If a default occurs, the affected lenders could elect to declare the indebtedness, together with accrued interest and other fees, to be immediately due and payable.

Our current success and future growth depend on the continued growth in users seeking educational services on the Internet.
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
If the number of Internet users seeking educational services on the Internet does not continue to increase, our business may not grow as planned.
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
Certain of our stockholders have entered into a proxy and voting agreement, pursuant to which such persons granted to the Richardson Voting Group a five-year irrevocable proxy to exercise voting authority with respect to certain shares of our common stock held by such persons, for so long as such shares are held by such persons. Upon the completion of our secondary offering in September 2009, as a result of the proxy and voting agreement, the Richardson Voting Group had the power to exercise voting authority with respect to 32.1% of our common stock. Under the terms of the proxy and voting agreement, if any person party to the voting agreement transfers shares covered by the proxy in registered or open-market transactions, the proxy is no longer effective as to such shares. Accordingly, the number of shares as to which the Richardson Voting Group has voting power will decrease over time as shares held by other parties to the proxy and voting agreement are sold.
As a result of the proxy and voting agreement, the Richardson Voting Group could significantly influence the outcome of any actions requiring the vote or consent of stockholders, including elections of directors, amendments to our certificate of incorporation and bylaws, mergers, going private transactions, and other extraordinary transactions, and any decisions concerning the terms of any of these transactions. The ownership and voting positions of these stockholders may have the effect of delaying, deterring, or preventing a change in control or a change in the composition of our Board of Directors. These stockholders may also use their contractual rights, including access to management, and their large ownership position to address their own interests, which may be different from those of our other stockholders.

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
The market price of our common stock could fluctuate significantly for various reasons, which include:
•	our quarterly or annual earnings or earnings of other companies in our industry;

•	the public’s reaction to our press releases, our other public announcements, and our filings with the SEC;

•	changes in earnings estimates or recommendations by research analysts who track our common stock or the stocks of other companies in our industry;

•	changes in our number of enrolled students;

•	new or proposed laws or regulations or new or proposed interpretations of laws or regulations applicable to our business;

•	seasonal variations in our student population;

•	damage to our reputation or other adverse effects as a result of negative publicity in the media, in industry or governmental reports, or otherwise, affecting us or other companies in the for-profit postsecondary education sector;

•	the availability and cost of Title IV funds, other student financial aid, and private loans;

•	the failure to maintain or keep in good standing our regulatory approvals and accreditations;

•	changes in accounting standards, policies, guidance, interpretations, or principles;

•	changes in general conditions in the U.S. and global economies or financial markets, including those resulting from war, incidents of terrorism, or responses to such events;

•	an adverse economic or other development that affects job prospects in our core disciplines;

•	litigation involving our company, or investigations or audits by regulators into the operations of our company or our competitors, including the investigation of Grand Canyon University currently being conducted by the Office of Inspector General of the Department of Education, and the pending qui tam action regarding the manner in which we have compensated our enrollment personnel; and

•	sales of common stock by our directors, executive officers, and significant stockholders.

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

Item 1B. Unresolved Staff Comments
None.
Item 2. Properties
Our ground campus is located on approximately 100 acres in the center of the Phoenix, Arizona metropolitan area, near downtown Phoenix. Our campus facilities currently consist of 43 buildings with more than 500,000 square feet of space, which include 63 classrooms, three lecture halls, a 500-seat theater, three student computer labs with 150 computers that are available to students 18 hours per day, a 68,000-volume physical library, and a media arts complex that provides communications students with audio and video equipment. We house our ground students in on-campus student apartments and dormitories that can collectively hold up to 800 students. In April 2009, we acquired the land and buildings that comprise our ground campus from Spirit Master Funding, LLC and Spirit Management Company, respectively (collectively, “Spirit”). Prior to the acquisition, the Company had leased the land and buildings from Spirit, accounting for the land as an operating lease and the buildings and improvements as capital lease obligations. Our ground campus serves as collateral under our loan agreement, which we entered into, in part, to finance the purchase of the campus. We also lease four additional facilities for employees in Arizona. We plan on adding additional space in our Arizona locations to accommodate our growth plans in 2010 and beyond and may add additional locations.
Item 3. Legal Proceedings
On August 14, 2008, the Office of Inspector General of the United States Department of Education served an administrative subpoena on Grand Canyon University requiring us to provide certain records and information related to performance reviews and salary adjustments for all of our enrollment counselors and managers from January 1, 2004 to August 2008. We are cooperating with the Office of Inspector General to facilitate its investigation and have completed production of all requested documents. We cannot presently predict the ultimate outcome of the investigation or any liability or other sanctions that may result.
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

Pursuant to the court’s mandatory scheduling order, we have entered into a settlement discussions with respect to the qui tam matter with the relator. In connection with such discussions, we have reached a settlement in principle with the relator pursuant to which we have agreed to pay $5.2 million to finally resolve the qui tam case and thereby avoid the cost and distraction of a potentially protracted trial. We have accrued that amount in the accompanying financial statements for the year ended December 31, 2009. This settlement is conditioned upon obtaining the approval of the U.S. Department of Justice (which has authority to approve settlement of False Claims Act matters) and the Department of Education with respect to the resolution of the OIG investigation, and finalizing settlement terms that would release us from other False Claims Act cases based upon the conduct covered by the settlement. The parties and the United States government continue to negotiate towards a final settlement. The ultimate dismissal of the action, should a final settlement be reached, is subject to the court’s approval. Should the parties fail to conclude the settlement on the proposed or other terms, we intend to vigorously defend this lawsuit.
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
None.

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
The table below sets forth the high and low sales prices for our common stock, as reported by the Nasdaq Global Market, between November 20, 2008, the day we began trading on the Nasdaq Global Market in connection with our initial public offering of common stock, and the end of the 2009 fiscal year.

	High	Low
2008
Fourth Quarter	$19.12	$9.49

2009
First Quarter	$20.80	$12.53
Second Quarter	$17.35	$12.74
Third Quarter	$19.52	$15.69
Fourth Quarter	$19.88	$15.96
Holders
As of December 31, 2009, there were approximately 26 registered holders of record of common stock. A substantially greater number of holders of common stock are “street name” or beneficial holders, whose shares are held of record by banks, brokers and other financial institutions.
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
Company Stock Performance
The following graph compares the cumulative 13-month return of holders of our common stock with the cumulative total returns of the S&P 500 Index, the NASDAQ Composite index, our old peer group of four companies that includes: Capella Education Company, American Public Education, Inc., Apollo Group Inc., and Strayer Education Inc; and a new peer group that includes all four companies from the old peer group plus Education Management Corporation and Bridgepoint Education, Inc. This chart assumes that an investment of $100 was made in our common stock, in the index, and in the peer group on November 20, 2008 and that all dividends paid by us (other than the special distribution) and such companies were reinvested, and tracks the relative performance of such investments through December 31, 2009.

	11/08	11/08	12/08	1/09	2/09	3/09	4/09	5/09

Grand Canyon Education, Inc.	100.00	125.23	158.48	146.24	143.63	145.65	137.97	114.43
S&P 500	100.00	92.83	93.81	85.91	76.76	83.48	91.47	96.59
NASDAQ Composite	100.00	89.99	92.81	87.08	81.62	89.96	100.59	104.30
Old Peer Group	100.00	115.66	112.62	117.80	103.71	111.15	94.79	89.95
New Peer Group	100.00	112.86	110.37	114.62	103.04	91.28	77.84	74.49

	6/09	7/09	8/09	9/09	10/09	11/09	12/09

Grand Canyon Education, Inc.	141.60	147.76	146.84	150.46	136.88	161.77	160.42
S&P 500	96.78	104.10	107.86	111.88	109.80	116.39	118.64
NASDAQ Composite	108.02	116.39	118.59	125.08	120.89	126.96	134.06
Old Peer Group	107.61	104.86	100.14	110.55	91.52	91.33	97.22
New Peer Group	89.68	87.84	84.18	91.49	76.19	75.97	80.07
Copyright © 2009 Standard & Poor’s, a division of The McGraw-Hill Companies Inc. All rights reserved. (www.researchdatagroup.com/S&P.htm)
The information contained in the performance graph shall not be deemed “soliciting material” or to be “filed” with the SEC nor shall such information be deemed incorporated by reference into any future filing under the Securities Act or the Exchange Act, except to the extent that we specifically incorporate it by reference into such filing.
The stock price performance included in this graph is not necessarily indicative of future stock price performance.

Item 6. Selected Financial and Other Data
The following selected financial and other data should be read in conjunction with Item 8, Financial Statements and Supplementary Data, and Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, to fully understand factors that may affect the comparability of the information presented below. The selected statement of operations and other data, excluding period end enrollment, for the years ended December 31, 2009, 2008, and 2007, and the selected balance sheet data as of December 31, 2009, and 2008, have been derived from our audited financial statements for such years, which are included herein. The selected statement of operations and other data, excluding period end enrollment, for the year ended December 31, 2006 and 2005, and the selected balance sheet data as of December 31, 2007, and 2006, have been derived from our audited financial statements for such years, which are not included herein. The selected balance sheet data as of December 31, 2005 has been derived from our unaudited financial statements for such year, which are not included herein. Our historical results are not necessarily indicative of our results for any future period.

	Year Ended December 31,
	2009	2008	2007	2006	2005
	(In thousands, except per share data)

Statement of Operations Data:
Net revenue	$261,902	$161,309	$99,326	$72,111	$51,793
Costs and expenses:
Instructional costs and services	87,592	54,450	39,050	31,287	28,063
Selling and promotional	85,405	65,551	35,148	20,093	14,047
General and administrative	35,619	26,825	17,001	15,011	12,968
Estimated litigation loss	5,200	—	—	—	—
Estimated exit costs	1,218	—	—	—	—
Royalty to former owner	296	1,686	3,782	2,678	1,619

Total costs and expenses	215,330	148,512	94,981	69,069	56,697

Operating income (loss)	46,572	12,797	4,345	3,042	(4,904)
Interest expense	(1,613)	(2,897)	(2,975)	(2,827)	(3,098)
Interest income	324	640	1,172	912	276

Income (loss) before income taxes	45,283	10,540	2,542	1,127	(7,726)
Income tax expense (benefit)	17,979	3,855	1,016	529	(3,440)

Net income (loss)	27,304	6,685	1,526	598	(4,286)
Preferred dividends	—	(938)	(349)	(527)	—

Net income available (loss attributable) to common stockholders	$27,304	$5,747	$1,177	$71	$(4,286)

Earnings (loss) per common share
Basic	$0.60	$0.26	$0.06	$0.00	$(0.23)
Diluted	$0.60	$0.17	$0.03	$0.00	$(0.23)
Shares used in computing earnings (loss) per common share
Basic	45,184	22,185	18,923	18,853	18,470
Diluted	45,503	33,430	35,143	36,858	18,470

	Year Ended December 31,
	2009	2008	2007	2006	2005
	(In thousands)
Other Data:
Capital expenditures	$24,760	$8,374	$7,406	$2,387	$817
Purchase of campus land and buildings	$35,505	$—	$—	$—	$—
Depreciation and amortization	$7,960	$5,095	$3,300	$2,396	$1,879
Adjusted EBITDA(1)	$65,119	$25,675	$11,723	$9,074	$(895)
Period end enrollment:
Online	34,596	21,955	12,497	8,406	6,212
Ground	3,113	2,681	2,257	2,256	2,210

	As of December 31,
	2009	2008	2007	2006	2005
					(Unaudited)
	(In thousands)
Balance Sheet Data:
Cash and cash equivalents and marketable securities — unrestricted	$63,101	$35,627	$18,930	$11,535	$544
Cash, cash equivalents and investments — restricted	3,233	5,125	7,578	5,900	2,035
Total assets	174,738	116,990	88,568	61,232	51,859
Capital lease obligations (including short-term)	1,619	30,509	29,228	29,728	24,789
Notes payable and other (including short-term)	27,555	1,816	2,408	2,462	2,635
Preferred stock	—	—	31,948	21,390	25,590
Total stockholders’/member s’ equity (deficit)	86,028	53,590	(10,386)	(11,723)	(12,111)

(1)	Adjusted EBITDA is defined as net income (loss) plus interest expense net of interest income, plus income tax expense (benefit), and plus depreciation and amortization (EBITDA), as adjusted for (i) royalty payments incurred pursuant to an agreement with our former owner that was terminated as of April 15, 2008, as discussed in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations — Factors affecting comparability — Settlement with former owner, and Note 2 to our financial statements that are included in Item 8, Financial Statements and Supplementary Data; (ii) management fees and expenses that are no longer paid; (iii) contributions made to Arizona school tuition organizations in lieu of payments of state income taxes; (iv) estimated litigation loss; (v) exit costs; and (vi) share-based compensation.
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

Our management uses Adjusted EBITDA:
•	in developing our internal budgets and strategic plan;

•	as a measurement of operating performance;

•	as a factor in evaluating the performance of our management for compensation purposes;

•	to, in part, assess compliance with our loan agreement; and

•	in presentations to the members of our board of directors to enable our board to have the same measurement basis of operating performance as are used by management to compare our current operating results with corresponding prior periods and with the results of other companies in our industry.
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
The following table presents data relating to Adjusted EBITDA, for the periods indicated:

	Year Ended December 31,
(In thousands)	2009	2008	2007
Net income	$27,304	$6,685	$1,526
Plus: interest expense net of interest income	1,289	2,257	1,803
Plus: income tax expense	17,979	3,855	1,016
Plus: depreciation and amortization	7,664	5,095	3,300

EBITDA	54,236	17,892	7,645

Plus: royalty to former owner(a)	296	1,686	3,782
Plus: management fees and expenses(b)	—	356	296
Plus: contributions made in lieu of state income taxes(c)	750	750	—
Plus: estimated litigation loss(d)	5,200	—	—
Plus: exit costs(e)	1,218	—	—
Plus: share-based compensation(f)	3,419	4,991	—

Adjusted EBITDA	$65,119	$25,675	$11,723

(a)	Reflects the royalty fee arrangement with the former owner of Grand Canyon University in which we agreed to pay a stated percentage of cash revenue generated by our online programs. As a result of a 2008 settlement of a dispute with the former owner, we are no longer obligated to pay this royalty, although the settlement included a prepayment of future royalties that we amortize over time. See Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations — Factors affecting comparability — Settlement with former owner, and Note 2 to our financial statements that are included in Item 8, Financial Statements and Supplementary Data.

(b)	Reflects management fees and expenses to the general partner of Endeavour Capital Fund IV, L.P., one of our significant stockholders. Concurrent with the completion of the initial public offering in November 2008, the professional services agreement pursuant to which these fees and expenses were paid terminated by its terms.

(c)	Reflects contributions made to various Arizona school tuition organizations to assist with funding for education. In connection with such contributions made we received a dollar-for-dollar state income tax credit, which resulted in a reduction in our effective income tax rate to 39.7% and 36.6% for the years ended December 31, 2009 and 2008, respectively. Had these contributions not been made, our effective tax rate would have been 40.7% and 40.8%, for 2009 and 2008, respectively. Such contributions are viewed by our management to be made in lieu of payments of state income taxes and are therefore excluded from evaluation of our core operating performance.

(d)	Reflects an accrual of $5.2 million for an estimated litigation settlement that has been reached in principle but is conditioned upon obtaining governmental approval and finalizing settlement terms. See Item 8, Financial Statements and Supplementary Data, and Part I, Item 3, Legal Proceedings.

(e)	Represents exit costs related to the closure of a student services facility in Utah, including termination benefits, relocation expenses and the future lease payments, net of estimated sublease rentals, plus the write off of leasehold improvements associated with the leased space.

(f)	Reflects share-based compensation expense relating to stock and option grants made to employees and directors in connection with our initial public offering and thereafter.

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
Executive Overview
We are a regionally accredited provider of online postsecondary education services focused on offering graduate and undergraduate degree programs in our core disciplines of education, business, and healthcare. In addition to our online programs, we offer ground programs at our traditional campus in Phoenix, Arizona and onsite at the facilities of employers. At December 31, 2009, we had approximately 37,700 students, an increase of 53.1% over 24,600 students at December 31, 2008. At December 31, 2009, 91.7% of students were enrolled in our online programs, with 42.7% pursuing master’s or doctoral degrees.
During fiscal year 2009, we experienced the following significant events:
•	Enrollment, Net Revenue, and Operating Income Growth — We achieved 53.1% growth in enrollment for the fiscal year ended December 31, 2009 as compared to fiscal year ended December 31, 2008, which was the primary factor contributing to a 62.4% increase in net revenue over the same period. In addition, we increased tuition for students in our online and professional studies programs from 2.3% to 15.5%, depending on the program, with an estimated blended rate increase of 5.0% for our 2009-10 academic year as compared to 5.0% to 5.3% for our 2008-09 academic year. Tuition for our traditional ground programs increased 6.6% for our 2009-10 academic year, as compared to 11.2% for the prior academic year. The enrollment and tuition price increases were partially offset by the continuing mix shift towards online programs, which have a lower tuition price per credit hour and with respect to which our online students take fewer credit hours per semester than our traditional ground students. Operating income was $46.6 million for the fiscal year ended December 31, 2009, an increase of 264% over the $12.8 million in operating income for 2008.
•	Spirit transaction and related borrowings — On April 28, 2009, we acquired the land and buildings that comprise our ground campus and 909,348 shares of our common stock from Spirit for an aggregate purchase price of $50 million. Prior to the acquisition, we had leased the land and buildings from Spirit. To finance a portion of the purchase, we entered into a note agreement with a financial institution pursuant to which we borrowed $25.7 million. Under the terms of the loan agreement, we make principal payments in equal monthly installments of approximately $143,000 plus accrued interest at 30 day LIBOR plus 3.5% (approximately 3.7% at December 31, 2009). All remaining unpaid principal is due on April 30, 2014. We allocated $14.5 million to the repurchase of our common stock and the remaining $35.5 million to the land and buildings. Additionally, we removed the building and improvement assets and related capital lease obligations of $30.0 million and applied the deferred gain of $1.4 million as a reduction to the new building value. Accordingly, beginning in May 2009, our interest expense became lower as the effective interest rate for the capital lease obligations was approximately 8.7% as compared to the 3.8% variable rate on our note payable.

•	Change in Online Faculty —Effective July 1, 2009, all faculty were converted from independent contractors to part-time employees. Previously, we classified our pool of online faculty as independent contractors. As a result, our employer taxes included in faculty compensation within instructional costs and services increased in the third and fourth quarter of 2009 as compared to 2008 by approximately $0.8 million.
•	Secondary Offering — In September 2009, we sold 6,900,000 shares of common stock, consisting of 1,000,000 shares sold by us and 5,900,000 shares sold by certain selling stockholders. Total net proceeds to us were $14.9 million, net of underwriting discounts and commissions and offering expenses. We did not receive any of the proceeds from the sale of common stock sold by the selling shareholders. We expect to use the net proceeds from the offering for general corporate purposes.
•	Exit Costs — On November 5, 2009, we finalized a plan to centralize our student services operations in Arizona and, as a result, decided to close our student services facility in Utah. This decision resulted in a reduction in force of approximately 50 employees. The exit costs, which related to the closure of our student services facility in Utah, include termination benefits, relocation of employees, and future lease payments, net of estimated sublease rentals, plus the write off of leasehold improvements associated with the leased space. Exit costs of approximately $1.2 million were recorded in the fourth quarter of 2009.
•	Appointment of Director — On October 8, 2009 and November 6, 2009, the Board of Directors appointed Jerry Colangelo to our Board of Directors and Audit Committee, respectively, for a term expiring at the 2010 annual meeting of stockholders, or until his respective successor is elected or qualified or his earlier resignation or removal. With the addition of Mr. Colangelo to our Audit Committee, we have a total of three independent directors on this committee.
•	Estimated litigation loss — OIG Investigation and Qui Tam Law Suit — In recent years, several for-profit education companies have been faced with whistleblower lawsuits, known as “qui tam” cases, brought by current or former employees alleging that their institution had made impermissible incentive payments to admissions employees. In this regard, on September 11, 2008, we were served with a qui tam lawsuit that had been filed against us in August 2007 in the United States District Court for the District of Arizona by a then-current employee on behalf of the federal government. During the third quarter of fiscal year 2009, we recorded an accrual of $5.2 million for a litigation settlement that has been reached in principle but is conditioned upon obtaining governmental approval and finalizing settlement terms. See Item 8, Financial Statements and Supplementary Data, and Part I, Item 3, Legal Proceedings.
•	Strategic decision to implement new back office systems — During 2009, we decided to transition our online programs from a “term-based” financial aid system (where all students including online students, begin programs and are eligible to receive financial aid at periodic start dates pursuant to a calendar-based term system) to a “borrower-based” financial aid system (where each student may begin a program and be eligible to receive financial aid at any time throughout the year). As part of this transition, we are converting our back office system from Datatel, Inc. to a series of programs developed by Campus Management Corp., including CampusVue and CampusPortal, and also implementing Microsoft’s Great Plains accounting system. These new systems are intended to allow us to manage our non-traditional online students with greater ease and flexibility by providing for rolling and flexible start dates. We incurred approximately $3.6 million of capital expenditures during 2009 in connection with these implementations which are expected to be completed in the second quarter of 2010.

Key financial metrics
Net revenue
Net revenue consists principally of tuition, room and board charges attributable to students residing on our ground campus, application and graduation fees, and fees from educational resources such as access to online materials or commissions we earn from bookstore and publication sales, less scholarships. Factors affecting our net revenue include: (i) the number of students who are enrolled and who remain enrolled in our courses; (ii) the number of credit hours per student; (iii) our degree and program mix; (iv) changes in our tuition rates; (v) the amount of the scholarships that we offer; and (vi) the number of students housed in, and the rent charged for, our on-campus student apartments and dormitories.
We define enrollments for a particular time period as the number of students registered in a course for each program within that financial reporting period. We offer three 16-week semesters in a calendar year, with up to four starts available per semester for our online students, two starts available per semester for students who typically take evening courses on-campus or onsite at the facilities of their employer, whom we refer to as professional studies ground students, and one start available per semester for our traditional ground students. Enrollments are a function of the number of continuing students at the beginning of each period and new enrollments during the period, which are offset by graduations, withdrawals, and inactive students during the period. Inactive students for a particular period include students who are not registered in a class and, therefore, are not generating net revenue for that period, but who have not withdrawn from Grand Canyon University.
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
The following is a summary of our student enrollment at December 31, 2009, 2008, and 2007 (which included less than 200 students pursuing non-degree certificates in each period) by degree type and by instructional delivery method:

	December 31,
	2009		2008		2007
	# of Students	% of Total	# of Students	% of Total	# of Students	% of Total
Graduate degree(1)	16,097	42.7%	13,031	52.9%	9,156	62.1%
Undergraduate degree	21,612	57.3%	11,605	47.1%	5,598	37.9%

Total	37,709	100.0%	24,636	100.0%	14,754	100.0%

	December 31,
	2009		2008		2007
	# of Students	% of Total	# of Students	% of Total	# of Students	% of Total
Online(2)	34,596	91.7%	21,955	89.1%	12,497	84.7%
Ground(3)	3,113	8.3%	2,681	10.9%	2,257	15.3%

Total	37,709	100.0%	24,636	100.0%	14,754	100.0%

(1)	Includes 315 and 56 students pursuing doctoral degrees at December 31, 2009 and 2008, respectively.

(2)	As of December 31, 2009, 44.5% of our online students are pursuing graduate or doctoral degrees.

(3)	Includes our traditional on-campus students, as well as our professional studies students.

For the 2009-10 academic year (the academic year that began in May 2009), our prices per credit hour are $415 for undergraduate online and professional studies courses, $440 for graduate online courses (other than graduate business and graduate nursing), $485 for graduate business courses, $535 for graduate online nursing courses, and $688 for undergraduate courses for ground students. For our active duty and active reserve online and professional studies students, our prices per credit hour are $250 for undergraduate and $350 for graduate. The overall price of each course varies based upon the number of credit hours per course (with most courses representing three credit hours), the degree level of the program, and the discipline. In addition, we charge a fixed $8,250 “block tuition” for undergraduate ground students taking between 12 and 18 credit hours per semester, with an additional $688 per credit hour for credits in excess of 18. A traditional undergraduate degree typically requires a minimum of 120 credit hours. The minimum number of credit hours required for a master’s degree and overall cost for such a degree varies by program, although such programs typically require approximately 36 credit hours. Our doctoral program in education was $770 per credit hour during 2009 but was reduced to $550 per credit hour beginning January 1, 2010. The doctoral program requires approximately 60 credit hours.
Based on current tuition rates, tuition for a full program would equate to approximately $16,000 for an online master’s program, approximately $50,000 for a full four-year online bachelor’s program, and approximately $55,000 for a full four-year bachelor’s program taken on our ground campus. The tuition amounts referred to above assume no reductions for transfer credits or scholarships, which many of our students utilize to reduce their total program costs. The amount of tuition received from a student for a full program is reduced to the extent the student is able to transfer credits from another institution, which many students are able to do. Additionally, tuition is reduced for some of our students by scholarships. For the years ended December 31, 2009, 2008 and 2007, revenue was reduced by approximately $34.2 million, $18.4 million and $10.3 million, respectively, as a result of scholarships that we offered to our students. The increase in scholarships is due to increased revenues and a significant increase in the use of academic scholarships to attract high performing students.
Tuition increased for students in our online and professional studies ground programs from 2.3% to 15.5%, depending on the program, which resulted in an estimated blended rate increase of 5.0% for our 2009-10 academic year as compared to 5.0% to 5.3% in the prior academic year. Tuition increases have not historically been, and may not in the future be, consistent across our programs due to market conditions and differences in operating costs of individual programs. Tuition for our traditional ground programs increased 6.6% for our 2009-10 academic year, as compared to 11.2% for the prior academic year. The lower increases for our programs for the current academic year generally reflect the ongoing leverage caused by increased online enrollment and a concerted effort to control costs so that debt levels of students are reasonable.
We derive a majority of our net revenue from tuition financed by the Title IV programs. For the years ended December 31, 2009, 2008 and 2007, we derived cash receipts equal to approximately 79.9%, 74.4% and 70.2%, respectively, of our net revenue from Title IV programs. Our students also rely on scholarships, personal savings, private loans, and employer tuition reimbursements to pay a portion of their tuition and related expenses. During fiscal 2009, payments derived from private loans constituted approximately 0.9% of our net revenue. Third party lenders independently determine whether a loan to a student is classified as subprime, and, based on these determinations, we derived no payments from subprime loans during the year ended December 31, 2009. Our future revenues could be affected if and to the extent the Department of Education restricts our participation in the Title IV programs, as it did during the period between 2005 and 2007. Current conditions in the credit markets have adversely affected the environment surrounding access to and cost of student loans. The legislative and regulatory environment is also changing, and new federal legislation was recently enacted or has been proposed that could have an impact on us. See “Risk Factors” and “Regulation — Regulation of Federal Student Financial Aid Programs.” We do not believe these market and regulatory conditions have adversely affected us to date, but we cannot predict whether the new legislation will improve access to Title IV funding or the impact of any of these developments on future performance.
Costs and expenses
Instructional cost and services. Instructional cost and services consist primarily of costs related to the administration and delivery of our educational programs, including electronic media. This expense category includes salaries and benefits for full-time and adjunct faculty and administrative personnel, costs associated with online faculty, information technology costs, curriculum and new program development costs, and costs associated with other support groups that provide service directly to the students. This category also includes an allocation of depreciation, amortization, rent, and occupancy costs attributable to the provision of educational services. Classroom facilities are leased or, in some cases, are provided by the students’ employers at no charge to us. We continue to increase our spending on student and academic services, and we expect instructional costs and services as a percentage of tuition and other net revenue to remain flat as these additional costs are offset by leverage of our support services that are in place over a larger tuition and enrollment base.

Selling and promotional. Selling and promotional expenses include salaries and benefits of personnel engaged in the marketing, recruitment, and retention of students, as well as advertising costs associated with purchasing leads, hosting events and seminars, producing marketing materials, and our ad campaigns in Arizona. Our selling and promotional expenses are generally affected by the cost of advertising media and leads, the efficiency of our marketing and recruiting efforts, salaries, and benefits for our enrollment personnel, and expenditures on advertising initiatives for new and existing academic programs. This category also includes an allocation of depreciation, amortization, rent, and occupancy costs attributable to selling and promotional activities. Selling and promotional costs are expensed as incurred.
We have more than quadrupled the number of our enrollment counselors over the past four years in an effort to increase our recruiting activities and enroll prospective students. During the year ended December 31, 2009, we added between 10 and 15 enrollment counselors per month. We intend to continue to increase the number of our enrollment counselors at a rate similar to 2009 to increase enrollment and enhance student retention, and to lease additional space to accommodate this increase in personnel in the future. We incur immediate expenses in connection with hiring new enrollment counselors while these individuals undergo training, and typically do not achieve full productivity or generate enrollments from these enrollment counselors until four to six months after their dates of hire.
Selling and promotional costs also include revenue share arrangements with related parties pursuant to which we pay a percentage of the net revenue that we actually receive from applicants recruited by those entities that matriculate at Grand Canyon University. The related party bears all costs associated with the recruitment of these applicants. For the years ended December 31, 2009, 2008, and 2007, we expensed approximately $6.7 million, $5.9 million, and $4.3 million, respectively, pursuant to these arrangements. As we increase our internal recruiting, marketing, and enrollment staff, we expect this revenue share as a proportion of total revenue to continue to decline.
General and administrative. General and administrative expenses include salaries, benefits, and share-based compensation of employees engaged in corporate management, finance, human resources, facilities, compliance, insurance, audit fees and other corporate functions. General and administrative expenses also include bad debt expense and an allocation of depreciation, amortization, rent and occupancy costs attributable to general and administrative functions.
Interest expense. Interest expense consists primarily of interest charges on our notes payable, capital lease obligations and on the outstanding balances of our line of credit.

Factors affecting comparability
We have set forth below selected factors that we believe have had, or can be expected to have, a significant effect on the comparability of recent or future results of operations:
Spirit transaction and related borrowings. In April 2009, we acquired the land and buildings that comprise our ground campus and 909,348 shares of our common stock from Spirit for an aggregate purchase price of $50 million. To finance a portion of the purchase, we entered into a note agreement with a financial institution pursuant to which we borrowed $25.7 million. We removed the building and improvement assets and related capital lease obligations of $30.0 million. Accordingly, beginning in May 2009, our interest expense became lower as the effective interest rate for the capital lease obligations was approximately 8.7% as compared to the 3.8% variable rate on our note payable.
Public company expenses. In November 2008, we completed an initial public offering of shares of our common stock and our shares are listed for trading on the Nasdaq Global Market. As a result, we now need to comply with laws, regulations, and requirements that we did not need to comply with as a private company, including certain provisions of the Sarbanes-Oxley Act of 2002, related SEC regulations, and the requirements of Nasdaq. Compliance with the requirements of being a public company required us to increase our general and administrative expenses in order to pay our employees, legal counsel, and accountants to assist us in, among other things, external reporting, instituting and monitoring a more comprehensive compliance and board governance function, establishing and maintaining internal control over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act of 2002, and preparing and distributing periodic public reports in compliance with our obligations under the federal securities laws. In addition, being a public company has made it more expensive for us to obtain director and officer liability insurance. We estimate that incremental annual public company costs were between $3.0 million and $4.0 million in fiscal 2009.
Share-based compensation. Prior to becoming a public company, we had not granted or issued any share-based compensation. Accordingly, we had not recognized any share-based compensation expense in prior periods. On November 19, 2008, in connection with our initial public offering, we made substantial awards to our directors, officers, and employees and have continue to make awards since that time, principally in connection with new management hires. As a result, we incurred share-based compensation expenses in the year ended December 31, 2009 and 2008 totaling $3.4 million and $5.0 million, respectively, and will continue to incur expense in future periods as compared to no share-based compensation in the periods prior to September 30, 2008.
General and administrative expenses and tax expense. In July 2008, we hired a new Chief Executive Officer, Chief Financial Officer, and Executive Vice President, and have since hired other financial, accounting, and administrative personnel including a Chief Information Officer in September 2009. Accordingly, compensation expenses are higher beginning in the third quarter of 2008.
In addition, we contributed $0.8 million to Arizona school tuition organizations in lieu of state income taxes during the fourth quarter of 2009 and 2008, for which we received a dollar-for-dollar tax credit. These contributions were classified as a general and administrative expense and resulted in higher operating expenses and a lower effective tax rate. Had these payments not been made our effective tax rate for the year ended December 31, 2009 and 2008 would have been 40.7% and 40.8% rather than 39.7% and 36.6%, respectively.
Estimated litigation loss. During the third quarter of 2009, we recorded an accrual of $5.2 million for a litigation settlement that has been reached in principle but is conditioned upon obtaining governmental approval and finalizing settlement terms. See Item 8, Financial Statements and Supplementary Data, and Part I, Item 3, Legal Proceedings.
Exit costs. During the fourth quarter of 2009, we recorded $1.2 million for the exit costs related to the closure of the student services facility in Utah, including termination benefits, relocation expenses and the future lease payments, net of estimated sublease rentals, plus the write off of leasehold improvements associated with the leased space.
Management fees and expenses. In connection with an August 2005 investment in us led by the Endeavour Entities, we entered into a professional services agreement with the Endeavour Entities’ general partner. Concurrent with the completion of the public offering, the professional services agreement terminated by its terms. For the years ended December 31, 2009, 2008, and 2007, we incurred $0.0 million, $0.4 million, and $0.3 million, respectively, in fees and expenses under this agreement.

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
We believe that the following critical accounting policies involve our more significant judgments and estimates used in the preparation of our financial statements:
Revenue recognition. Net revenues consist primarily of tuition and fees derived from courses taught by us online, at its traditional campus in Phoenix, Arizona, and onsite at facilities of employers, as well as from related educational resources such as access to online materials. Tuition revenue and most fees and related educational resources are recognized over the applicable period of instruction, net of scholarships provided by us. Generally, we will refund all or a portion of tuition already paid pursuant to our refund policy, dependent upon length of course and modality and subject to certain state specific refund requirements. Deferred revenue and student deposits in any period represent the excess of tuition, fees and other student payments received as compared to amounts recognized as revenue on the statement of operations and are reflected as current liabilities in the accompanying balance sheet. Our educational programs have starting and ending dates that differ from our quarters. Therefore, at the end of each fiscal quarter, a portion of revenue from these programs is not yet earned. Other revenues may be recognized as sales occur or services are performed.

Allowance for doubtful accounts. Bad debt expense is recorded as a general and administrative expense. We record an allowance for doubtful accounts for estimated losses resulting from the inability, failure, or refusal of our students to make required payments. We determine the adequacy of our allowance for doubtful accounts based on an analysis of our aging of our accounts receivable and historical bad debt experience. Our actual experience and the qualitative factors that we use to determine the allowance for doubtful accounts are susceptible to change based on unforeseen events and uncertainties. We assess the trends that could affect our estimates and make changes to the allowance quarterly when it appears our actual bad debt experience may differ from our original estimates. We apply reserves to each aging category based upon an estimate of the risk presented by the age of the receivables. We assess the reasonableness of our estimation process by comparing actual and project write-offs as a percentage of revenue on a course-by-course basis to the bad debt expense recorded in the general ledger to determine if the composition of our accounts receivable has materially changed, which could indicate that modifications to the allowance may be required. We generally write off accounts receivable balances deemed uncollectible at the time the account is returned by an outside collection agency. However, we continue to reflect accounts receivable with offsetting allowances as long as management believes there is a reasonable possibility of collection. As a result, our allowance for doubtful accounts has increased on an annual basis as bad debt expense has exceeded amounts written off. Commencing in the second half of 2008, we began writing off existing and new doubtful accounts no later than one year after the revenue is generated, which will likely result in a significant reduction in our gross accounts receivable and related allowances. We believe our reserves are adequate to cover any write offs we may make. We have noticed that as a result of the current economic conditions, a higher percentage of aged receivables are not being paid. However, this deterioration in collections of aged receivables has recently been more than offset by changes that we have implemented with respect to our student accounts receivable collection process, which has resulted in fewer accounts reaching aged status. Thus, the amount of aged receivables as a percentage of revenue has remained consistent on a year over year basis.
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
Loss Contingencies. We are subject to various claims and contingencies in the ordinary course of business and incidental to our industry, including those related to regulation, litigation, business transactions and taxes, among others. We accrue for contingent obligations when it is probable that a liability has been incurred and the amount is reasonably estimable. When we become aware of a claim or potential claim, the likelihood of any loss exposure is assessed. If it is probable that a loss will result and the amount of the loss is estimable, we accrue for the estimated amount of the loss. If the loss is not probable or the amount of the potential loss is not estimable, we disclose the claim if the likelihood of a potential loss is reasonably possible and that the amount of the potential loss could be material. Estimates that are particularly sensitive to future changes include tax, legal, and other regulatory matters, which are subject to change as events evolve, and as additional information becomes available during the administrative and litigation process.
Income taxes. We recognize the amount of taxes payable or refundable for the current year and deferred tax assets and liabilities for future tax consequences of events that have been recognized in our financial statements or tax returns. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which the temporary differences are expect to be realized. Our deferred tax assets are subject to periodic recoverability assessments. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount that more likely than not will be realized. Realization of the deferred tax assets is principally dependent upon achievement of projected future taxable income offset by deferred tax liabilities. We evaluate the realizability of the deferred tax assets annually. Since becoming a taxable corporation in August 2005, we have not recorded any valuation allowances to date on our deferred income tax assets. Commencing in January 2008, we evaluate and account for uncertain tax positions using a two step approach. Recognition occurs when we conclude that a tax position based solely on its technical merits, is more-likely-than-not to be sustained upon examination. Measurement determines the amount of benefit that is greater than 50% likely to be realized upon the ultimate settlement with a taxing authority that has full knowledge of the facts. Derecognition of a tax position that was previously recognized occurs when we determine that a tax position no longer meets the more-likely-than-not threshold of being sustained upon examination.

Results of Operations
The following table sets forth statements of operations data as a percentage of net revenue for each of the periods indicated:

	Year Ended December 31,
	2009	2008	2007
Net revenue	100.0%	100.0%	100.0%
Operating expenses
Instructional cost and services	33.4	33.8	39.3
Selling and promotional	32.6	40.6	35.4
General and administrative	13.6	16.6	17.1
Estimated litigation loss	2.0	0.0	0.0
Exit costs	0.5	0.0	0.0
Royalty to former owner	0.1	1.0	3.8

Total operating expenses	82.2	92.1	95.6

Operating income	17.8	7.9	4.4
Interest expense	(0.6)	(1.8)	(3.0)
Interest income	0.1	0.4	1.2

Income before income taxes	17.3	6.5	2.6
Income tax expense	6.9	2.4	1.0

Net income	10.4	4.1	1.6

Year Ended December 31, 2009 Compared to Year Ended December 31, 2008
Net revenue. Our net revenue for the year ended December 31, 2009 was $261.9 million, an increase of $100.6 million, or 62.4%, as compared to net revenue of $161.3 million for the year ended December 31, 2008. This increase was primarily due to increased enrollment and, to a lesser extent, increases in the average tuition per student caused primarily by tuition price increases, partially offset by an increase in institutional scholarships. End-of-period enrollment increased 53.1% between December 31, 2009 and 2008, as we continued our growth and increased our recruitment, marketing, and enrollment operations.
Instructional cost and services expenses. Our instructional cost and services expenses for the year ended December 31, 2009 were $87.6 million, an increase of $33.1 million, or 60.9%, as compared to instructional cost and services expenses of $54.5 million for the year ended December 31, 2008. This increase was primarily due to increases in instructional compensation and related expenses, faculty compensation, instructional supplies, depreciation and amortization, occupancy and other miscellaneous instructional costs and services of $16.3 million, $7.6 million, $2.6 million, $2.2 million, $2.2 million, and $2.2 million, respectively. These increases are primarily attributable to the increased headcount (both staff and faculty) needed to provide student instruction and support services, including increased occupancy and equipment costs for the increased headcount, as a result of the increase in enrollments. Our instructional cost and services expenses as a percentage of net revenue decreased by 0.4% to 33.4% for the year ended December 31, 2009, as compared to 33.8% for the year ended December 31, 2008. This decrease was a result of the continued shift of our student population to online programs and our ability to leverage the relatively fixed cost structure of our campus-based facilities and ground faculty across an increasing revenue base, as well as increased class size, partially offset by an increase in employee compensation and related expenses as a percentage of revenue as we have increased the support personnel to student ratios to further improve the customer service to our students.
Selling and promotional expenses. Our selling and promotional expenses for the year ended December 31, 2009 were $85.4 million, an increase of $19.9 million, or 30.3%, as compared to selling and promotional expenses of $65.5 million for the year ended December 31, 2008. This increase was primarily due to increases in selling and promotional employee compensation and related expenses, advertising and revenue sharing expense, occupancy, and other selling and promotional related costs of $11.0 million, $7.1 million, $1.5 million, and $0.3 million, respectively. These increases were driven by the continued expansion in our marketing efforts, which resulted in an increase in recruitment, marketing, and enrollment staffing, and expenses related to our revenue sharing arrangement. Our selling and promotional expenses as a percentage of net revenue decreased by 8.0% to 32.6% for the year ended December 31, 2009, from 40.6% for the year ended December 31, 2008. This decrease occurred as a result of an increase in the productivity of our enrollment counselors that were hired during 2008 and early 2009, coupled with a focus on higher quality leads. In this regard, we incur immediate expenses in connection with hiring new enrollment counselors while these individuals undergo training, and typically do not achieve full productivity or generate enrollments from these enrollment counselors until four to six months after their dates of hire. We plan to continue to add additional enrollment counselors in the future, although the number of additional hires as a percentage of the total headcount is expected to decrease, and we therefore expect selling and promotional expenses as a percentage of net revenue to continue to decrease in the future.

General and administrative expenses. Our general and administrative expenses for the year ended December 31, 2009 were $35.6 million, an increase of $8.8 million, or 32.8%, as compared to general and administrative expenses of $26.8 million for the year ended December 31, 2008. This increase was primarily due to increases in bad debt expense, employee compensation, and share-based compensation, which were partially offset by decreases in legal, audit and corporate insurance of $5.5 million, $3.5 million, $0.6 million, and $0.8 million, respectively. Bad debt expense increased to $14.0 million for the year ended December 31, 2009 from $8.5 million for the year ended December 31, 2008 as a result of an increase in net revenues and the increase in aged receivables between periods. Employee compensation increased primarily as a result of the full year impact of the additions made in July 2008 to our executive management team and the subsequent hiring of other personnel needed to operate as a public company. The decrease in legal, audit, and corporate insurance is primarily related to legal costs associated with the Sungard matter incurred in 2008 and subsequently settled in 2009. Our general and administrative expenses as a percentage of net revenue decreased by 3.0% to 13.6% for the year ended December 31, 2009, from 16.6% for the year ended December 31, 2008, primarily due to a decrease in our legal costs as a percentage of net revenue between periods during 2008 to 1.5% of net revenue during 2009 from 2.9% in 2008 and our ability to leverage our fixed infrastructure over higher net revenue. As a result of current economic conditions, a higher percentage of aged receivables are not being paid. However, this deterioration in collections of aged receivables has recently been more than offset by changes that have been implemented with respected to our student accounts receivable collection process, which has resulted in fewer accounts reaching aged status. Thus the amount of aged receivables and bad debt expense as a percentage of revenue has remained comparable between years.
Estimated litigation loss. During the third quarter of 2009, we recorded an accrual of $5.2 million for the estimated settlement of the qui tam lawsuit that has been reached in principle but is conditioned upon obtaining governmental approval and finalizing settlement terms. See Item 8, Financial Statements and Supplementary Data, and Part I, Item 3, Legal Proceedings.
Exit costs. During the fourth quarter of 2009, we recorded $1.2 million for exit costs related to the closure of the student services facility in Utah, including termination benefits, relocation expenses and the future lease payments, net of estimated sublease rentals, plus the write off of leasehold improvements associated with the leased space.
Royalty to former owner. In connection with our royalty fee arrangement with the former owner related to online revenue, we incurred royalty expenses for the year ended December 31, 2009 of $0.3 million, a decrease of $1.4 million, or 82.4%, as compared to royalty expenses incurred of $1.7 million for the year ended December 31, 2008 as a result of the elimination of the obligation to pay royalties to the former owner effective April 15, 2008.
Interest expense. Our interest expense for the year ended December 31, 2009 was $1.6 million, a decrease of $1.3 million, or 44.3%, from $2.9 million for the year ended December 31, 2008, as the average level of borrowings and related interest rates changed as a result of the purchase of the campus land and buildings in late April 2009 from an effective borrowing rate of approximately 8.7% to the 3.8% variable rate note payable as of December 31, 2009.
Interest income. Our interest income for the year ended December 31, 2009 was $0.3 million, a decrease of $0.3 million from $0.6 million for the year ended December 31, 2008, as a result of decreased short-term interest rates in 2009 partially offset by higher cash balance in 2009.
Income tax expense. Income tax expense for the year ended December 31, 2009 was $18.0 million, an increase of $14.2 million from $3.8 million for the year ended December 31, 2008. This increase was primarily attributable to increased income before income taxes. Our effective tax rate increase from 36.6% in 2008 to 39.7% in 2009 as the $0.8 million in contributions made to various Arizona school tuition organization in lieu of the payment of state income taxes had a greater impact on the 2008 effective tax rate than the 2009 effective tax rate due to higher income before taxes in 2009. Excluding the contributions made in lieu of state income taxes the effective tax rate would have been 40.7% and 40.8% in 2009 and 2008.
Net income. Our net income for the year ended December 31, 2009 was $27.3 million, an increase of $20.6 million, or 308%, as compared to net income of $6.7 million for the year ended December 31, 2008, due to the factors discussed above.

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

Seasonality
Our net revenue and operating results normally fluctuate as a result of seasonal variations in our business, principally due to changes in enrollment. Student population varies as a result of new enrollments, graduations, and student attrition. A portion of our ground students do not attend courses during the summer months (June through August), which affects our results for our second and third fiscal quarters. Because a significant amount of our campus costs are fixed, the lower revenue resulting from the decreased enrollment has historically contributed to operating losses during those period. As we increase the relative proportion of our online students and move to the “borrower-based” system that allows rolling enrollments, we expect this summer effect to lessen. Partially offsetting this summer effect in the third quarter has been the sequential quarterly increase in enrollments that has occurred as a result of the traditional fall school start. This increase in enrollments also has occurred in the first quarter, corresponding to calendar year matriculation. In addition, we typically experience higher net revenue in the fourth quarter due to its overlap with the semester encompassing the traditional fall school start and in the first quarter due to its overlap with the first semester of the calendar year. A portion of our expenses do not vary proportionately with fluctuation in net revenue, resulting in higher operating income in the first and fourth quarters relative to other quarters. We expect quarterly fluctuation in operating results to continue as a result of these seasonal patterns.
Liquidity, Capital Resources, and Financial Position
Liquidity. We financed our operating activities and capital expenditures primarily through cash provided by operating activities and several private placements of securities. Our unrestricted cash, cash equivalents, and marketable securities were $63.1 million at December 31, 2009 and our restricted cash, cash equivalents and investments were $3.2 million.
During 2009, we acquired our campus land and buildings and repurchased 909,348 shares of our common stock from Spirit. We financed a portion of the purchase price through a loan agreement with a financial institution for an initial amount of $25.7 million.
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

Cash Flows
Operating Activities. Net cash provided by operating activities for the year ended December 31, 2009 was $61.2 million. Cash provided by operations in 2009 resulted from our net income plus non cash charges for provision for bad debts, depreciation and amortization, estimated settlement loss, exit costs, share-based compensation and improvement in our working capital management. Net cash provided by operating activities for the year ended December 31, 2008 was $10.2 million. Excluding the payment of $19.5 million that was made to our former owner in April 2008 to satisfy in full all past royalties due under the royalty agreement and the elimination of the existing obligation to pay royalties for online student revenues in perpetuity, net cash provided by operating activities for the year ended December 31, 2008 would have been $22.5 million. Net cash provided by operating activities for the year ended December 31, 2007 was $7.1 million. Our operating cash flows were affected by our dispute with our former owner; as previously discussed, during 2007 we accrued $3.8 million of royalties payable to our former owner and funded a $3.0 million deposit in connection with a preliminary settlement of that dispute with our former owner. Excluding the accrual and payment to our former owner, net cash provided by operating activities for the year ended December 31, 2007 would have been $6.3 million.
Investing Activities. Net cash used in investing activities was $58.4 million, $6.3 million, and $9.0 million for the years ended December 31, 2009, 2008, and 2007, respectively. Our cash used in investing activities is primarily related to the purchase of property and equipment, leasehold improvements, and changes in restricted cash and cash equivalents. In 2009, cash used in investing activities was primarily related to the acquisition of our campus land and buildings from Spirit, for $35.5 million. Other capital expenditures were $24.8 million, $8.4 million and $7.4 million for the years ended December 31, 2009, 2008, and 2007, respectively. Capital expenditures primarily consisted of purchases of computer equipment, leasehold improvements, infrastructure licenses to facilitate our transition from Datatel to CampusVue and Great Plains, and office furniture and fixtures to support our increasing employee headcounts, and a significant increase in internal use software development. We anticipate capital expenditures as a percentage of revenue to remain at levels comparable to 2009 in 2010 and 2011 as a result of continued internal use software development and ground campus building projects.
Financing Activities. Net cash provided by financing activities was $24.7 million, $12.3 million, and $9.3 million for the years ended December 31, 2009, 2008, and 2007, respectively. During 2009, the proceeds from the note payable associated with the acquisition of our ground campus and buildings and proceeds from our September 2009 offering of stock were partially offset by the repurchase of our shares from Spirit. During 2008 and 2007, principal payments on notes payable, capital lease obligations and our line of credit were offset by private placements of securities to our stockholders, amounts drawn on our line of credit and the net proceeds from our initial public offering of common stock.

Contractual Obligations
The following table sets forth, as of December 31, 2009, the aggregate amounts of our significant contractual obligations and commitments with definitive payment terms due in each of the periods presented (in millions):

		Payments Due by Period
		Less than			More than
	Total	1 Year	2-3 Years	4-5 Years	5 Years
Long term notes payable(1)	$26.1	$2.1	$3.9	$19.7	$0.4
Capital lease obligations(2)	1.6	0.7	0.9	0.0	0.0
Purchase obligations	28.4	26.4	1.6	0.4	0.0
Operating lease obligations(3)	30.3	3.7	7.1	6.9	12.6

Total contractual obligations	$86.4	$32.9	$13.5	$27.0	$13.0

(1)	See Note 7, “Notes Payable and Other,” to our financial statements, included in Item 8, Financial Statements and Supplementary Data, for a discussion of our long term notes payable and other obligations.

(2)	See Note 8, “Capital Lease Obligations,” to our financial statements, included in Item 8, Financial Statements and Supplementary Data, for a discussion of our capital lease obligations.

(3)	See Note 9, “Commitments and Contingencies,” to our financial statements, included in Item 8, Financial Statements and Supplementary Data, for a discussion of our operating lease obligations.
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
We define Adjusted EBITDA as net income plus interest expense net of interest income, plus income tax expense, and plus depreciation and amortization (EBITDA), as adjusted for (i) royalty payments incurred pursuant to an agreement with our former owner that has been terminated as of April 15, 2008, as discussed above and in Note 2 to our financial statements, included in Item 8, Financial Statements and Supplementary Data , (ii) management fees and expenses that are no longer paid, (iii) contributions made to Arizona school tuition organizations in lieu of the payment of state income taxes, (iv) estimated litigation loss; (v) exit costs; and (vi) share-based compensation.
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

In evaluating Adjusted EBITDA, you should be aware that in the future we may incur expenses similar to the adjustments described above. Our presentation of Adjusted EBITDA should not be construed as an inference that our future results will be unaffected by expenses that are unusual, non-routine, or non-recurring. Adjusted EBITDA has limitations as an analytical tool, and you should not consider it in isolation, or as a substitute for analysis of our results as reported under GAAP. Some of these limitations are that it does not reflect:
•	cash expenditures for capital expenditures or contractual commitments;

•	changes in, or cash requirements for, our working capital requirements;

•	interest expense, or the cash requirements necessary to service interest or principal payments on our indebtedness;

•	the cost or cash required to replace assets that are being depreciated or amortized; and

•	the impact on our reported results of earnings or charges resulting from (i) royalties to our prior owner, including amortization of royalties prepaid in connection with our settlement, (ii) management fees and expenses that were payable until completion of our public offering, (iii) contributions to Arizona school tuition organizations in lieu of the payment of state income taxes; (iv) estimated litigation loss; (v) exit costs; and (vi) share-based compensation.
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
The following table presents data relating to Adjusted EBITDA, for the periods indicated:

	Year Ended December 31,
(In thousands)	2009	2008	2007
Net income	$27,304	$6,685	$1,526
Plus: interest expense net of interest income	1,289	2,257	1,803
Plus: income tax expense	17,979	3,855	1,016
Plus: depreciation and amortization	7,664	5,095	3,300

EBITDA	54,236	17,892	7,645

Plus: royalty to former owner(a)	296	1,686	3,782
Plus: management fees and expenses(b)	—	356	296
Plus: contributions made in lieu of state income taxes(c)	750	750	—
Plus: estimated litigation loss(d)	5,200	—	—
Plus: exit costs(e)	1,218	—	—
Plus: share-based compensation(f)	3,419	4,991	—

Adjusted EBITDA	$65,119	$25,675	$11,723

(a)	Reflects the royalty fee arrangement with the former owner of Grand Canyon University in which we agreed to pay a stated percentage of cash revenue generated by our online programs. As a result of the settlement of a dispute with the former owner, we are no longer obligated to pay this royalty, although the settlement includes a prepayment of future royalties that we amortize over time. See Note 2 to our financial statements included in Item 8, Financial Statements and Supplementary Data.

(b)	Reflects management fees and expenses to the general partner of Endeavour Capital Fund IV, L.P., one of our significant stockholders. Concurrent with the completion of the initial public offering in November 2008, the professional services agreement pursuant to which we paid such fees and expenses was terminated by its terms.

(c)	Reflects contributions made to various Arizona school tuition organizations to assist with funding for education. In connection with such contributions made we received a dollar-for-dollar state income tax credit, which resulted in a reduction in our effective income tax rate to 39.7% and 36.6% for the years ended December 31, 2009 and 2008, respectively. Had this payment not been made our effective tax rate would have been 40.7% and 40.8%, for 2009 and 2008, respectively. Such contributions are viewed by our management to be made in lieu of payments of state income taxes and are therefore excluded from evaluation of our core operating performance.

(d)	Reflects an accrual of $5.2 million for an estimated litigation settlement that has been reached in principle but is conditioned upon obtaining governmental approval and finalizing settlement terms. See Item 8, Financial Statements and Supplementary Data, and Part I, Item 3, Legal Proceedings.

(e)	Represents exit costs as a result of the closure of the student services facility in Utah, including termination benefits, relocation expenses and the future lease payments, net of estimated sublease rentals, plus the write off of leasehold improvements associated with the leased space.

(f)	Reflects share-based compensation expense relating to stock and option grants made to employees and directors in connection with our initial public offering and thereafter.

Recent Accounting Pronouncements
See Note 2, Significant Accounting Policies, in Item 8, Financial Statements and Supplementary Data
Item 7A. Quantitative and Qualitative Disclosures about Market Risk
Impact of inflation. We believe that inflation has not had a material impact on our results of operations for the years ended December 31, 2009, 2008, or 2007. There can be no assurance that future inflation will not have an adverse impact on our operating results and financial condition.
Market risk. On June 30, 2009, we entered into two derivative agreements to manage our 30-day LIBOR interest exposure from the variable rate note payable. The corridor instrument hedges our variable interest rate risk from July 1, 2009 through April 30, 2014 with a notional amount of $12.3 million as of December 31, 2009 and permits us to hedge our interest rate risk at several thresholds. Under this arrangement, in addition to the credit spread we will pay variable interest rates based on the 30 Day LIBOR rates monthly until that index reaches 4%. If 30-day LIBOR is equal to 4% through 6%, we will continue to pay 4%. If 30 day LIBOR exceeds 6%, we will pay actual 30day LIBOR less 2%. The forward interest rate swap risk starts on May 1, 2010, continues each month thereafter until April 30, 2014, and has a notional amount of $12.0 million. Under this arrangement, we will receive 30-day LIBOR and pay 3.245% fixed rate on the amortizing notional amount plus the credit spread.
Except with respect to the foregoing, we have no derivative financial instruments or derivative commodity instruments. We invest cash in excess of current operating requirements in short term certificates of deposit and money market instruments in multiple financial institutions.
Interest rate risk. We manage interest rate risk through the instruments noted above and by investing excess funds in cash equivalents and AAA rated marketable securities bearing variable interest rates, which are tied to various market indices. Our future investment income may fall short of expectations due to changes in interest rates or we may suffer losses in principal if we are forced to sell securities that have declined in market value due to changes in interest rates. At December 31, 2009 a 10% increase or decrease in interest rates would not have a material impact on our future earnings, fair values, or cash flows. For information regarding our variable rate notes payable, see “Market risk” above.

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders
Grand Canyon Education, Inc.
We have audited the accompanying balance sheets of Grand Canyon Education, Inc. (the “Company”) as of December 31, 2009 and 2008, and the related statements of operations, preferred stock and stockholders’ equity (deficit), and cash flows for each of the three years in the period ended December 31, 2009. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Grand Canyon Education, Inc. at December 31, 2009 and 2008, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2009, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Grand Canyon Education, Inc.’s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 18, 2010 expressed an unqualified opinion thereon.
/s/ Ernst & Young LLP
Phoenix, Arizona
February 18, 2010

Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting
The Board of Directors and Stockholders of Grand Canyon Education, Inc.:
We have audited Grand Canyon Education, Inc.’s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Grand Canyon Education, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Report of Management on Grand Canyon Education, Inc.’s Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.
We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
In our opinion, Grand Canyon Education, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the accompanying balance sheets of Grand Canyon Education, Inc. as of December 31, 2009 and 2008, and the related statements of operations, preferred stock and stockholders’ equity (deficit), and cash flows for each of the three years in the period ended December 31, 2009 and our report dated February 18, 2010 expressed an unqualified opinion thereon.
/s/ Ernst & Young LLP
Phoenix, Arizona
February 18, 2010

Grand Canyon Education, Inc.
Balance Sheets

	As of December 31,
($ in thousands, except share data)	2009	2008
ASSETS:
Current assets
Cash and cash equivalents	$62,571	$35,152
Restricted cash, cash equivalents and investments (of which $170 is unrestricted at December 31, 2009)	3,403	2,197
Accounts receivable, net of allowance for doubtful accounts of $7,553 and $6,356 at December 31, 2009 and 2008	13,802	9,442
Income taxes receivable	—	1,576
Deferred income taxes	6,685	2,603
Other current assets	3,785	2,629

Total current assets	90,246	53,599
Property and equipment, net	67,370	41,399
Restricted cash and investments (of which $2,928 is restricted at December 31, 2008)	360	3,403
Prepaid royalties	7,311	8,043
Goodwill	2,941	2,941
Deferred income taxes	5,956	7,404
Other assets	554	201

Total assets	$174,738	$116,990

LIABILITIES AND STOCKHOLDERS’ EQUITY:
Current liabilities
Accounts payable	$8,762	$5,770
Accrued liabilities	18,103	9,674
Accrued estimated litigation loss	5,200	—
Accrued exit costs	832	—
Income taxes payable	2,261	172
Deferred revenue and student deposits	23,204	14,262
Due to related parties	1,174	1,197
Current portion of capital lease obligations	751	1,125
Current portion of notes payable	2,105	357

Total current liabilities	62,392	32,557
Capital lease obligations, less current portion	868	29,384
Notes payable, less current portion and other	25,450	1,459

Total liabilities	88,710	63,400

Commitments and contingencies
Stockholders’ equity
Preferred stock, $0.01 par value, 10,000,000 shares authorized; 0 shares issued and outstanding at December 31, 2009 and 2008	—	—
Common stock, $0.01 par value, 100,000,000 shares authorized; 45,657,946 and 45,465,160 shares issued and outstanding at December 31, 2009 and 2008, respectively	457	455
Additional paid-in capital	70,100	64,808
Accumulated other comprehensive (loss) income	(144)	16
Accumulated earnings (deficit)	15,615	(11,689)

Total stockholders’ equity	86,028	53,590

Total liabilities and stockholders’ equity	$174,738	$116,990

The accompanying notes are an integral part of these financial statements.

Grand Canyon Education, Inc.

Statements of Operations

	Year Ended December 31,
($ in thousands, except per share data)	2009	2008	2007
Net revenue	$261,902	$161,309	$99,326
Costs and expenses:
Instructional costs and services	87,592	54,450	39,050
Selling and promotional, including $6,736 in 2009; $5,895 in 2008; and $4,293 in 2007, to related parties	85,405	65,551	35,148
General and administrative	35,619	26,825	17,001
Estimated litigation loss	5,200	—	—
Exit costs	1,218	—	—
Royalty to former owner	296	1,686	3,782

Total costs and expenses	215,330	148,512	94,981

Operating income	46,572	12,797	4,345
Interest expense	(1,613)	(2,897)	(2,975)
Interest income	324	640	1,172

Income before income taxes	45,283	10,540	2,542
Income tax expense	17,979	3,855	1,016

Net income	27,304	6,685	1,526
Preferred dividends	—	(938)	(349)

Net income available to common stockholders	$27,304	$5,747	$1,177

Earnings per share:
Basic income per share	$0.60	$0.26	$0.06

Diluted income per share	$0.60	$0.17	$0.03

Basic weighted average shares outstanding	45,184	22,185	18,923

Diluted weighted average shares outstanding	45,503	33,430	35,143

The accompanying notes are an integral part of these financial statements.

Grand Canyon Education, Inc.
Statements of Preferred Stock and Stockholders’ Equity (Deficit)
($ in thousands, except share data)

	Preferred Stock						Stockholders’ (Deficit) Equity
										Accumulated
	Series A Convertible		Series B Convertible		Series C				Additional	Other
	Preferred Stock		Preferred Stock		Preferred Stock		Common Stock		Paid-in	Comprehensive	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Par Value	Capital	Income (Loss)	Earnings (Deficit)	Total
Balance at December 31, 2006	5,953	18,610	865	2,780	—	—	18,853,450	189	7,953	35	(19,900)	(11,723)
Net income	—	—	—	—	—	—	—	—	—	—	1,526	1,526
Unrealized gains on available-for-sale securities, net of taxes of $30	—	—	—	—	—	—	—	—	—	44	—	44

Comprehensive income												1,570
Conversion of Series B Convertible Preferred Stock to Series C Preferred Stock	—	—	(865)	(2,780)	800	2,780	—	—	—	—	—	—
Payment of amounts due to related party with Series C Preferred Stock	—	—	—	—	34	120	—	—	—	—	—	—
Issuance of Series C Preferred Stock for cash, net of issuance costs of $36	—	—	—	—	2,995	10,409		—	—	—	—	—
Issuance of Blanchard shares	—	—	—	—	—	—	182,600	1	115	—	—	116
Dividend on Series B Convertible Preferred Stock	—	—	—	—	—	—	—	—	(320)	—	—	(320)
Accretion of Series C Preferred Stock Dividend	—	—	—	—	—	29	—	—	(29)	—	—	(29)

Balance at December 31, 2007	5,953	18,610	—	—	3,829	13,338	19,036,050	190	7,719	79	(18,374)	(10,386)
Net income	—	—	—	—	—	—	—	—	—	—	6,685	6,685
Unrealized losses on available for-sale securities, net of taxes of $42	—	—	—	—	—	—	—	—	—	(63)	—	(63)

Comprehensive income												6,622
Undeclared dividends on Series C Preferred Stock	—	—	—	—	—	938	—	—	(938)	—	—	(938)
Issuance of Blanchard shares	—	—	—	—	—	—	182,600	2	2,994	—	—	2,996
Cancellation of IAS warrant, net of $2,316 deferred taxes	—	—	—	—	—	—	—	—	(3,684)	—	—	(3,684)
Exercise of warrant	—	—	—	—	—	—	909,348	9	517	—	—	526
Conversion of Series A and Series C Convertible Preferred Stock to Common Stock	(5,953)	(18,610)	—	—	(3,829)	(14,276)	13,103,511	131	32,755	—	—	32,886
Stock issued in initial public offering, net of issuance costs	—	—	—	—	—	—	12,075,000	121	128,635	—	—	128,756
Special distribution to stockholders from initial public offering proceeds	—	—	—	—	—	—	—	—	(108,675)	—		(108,675)
Restricted stock granted to Chief Executive Officer	—	—	—	—	—	—	109,329	1	1,310	—	—	1,311
Share-based compensation	—	—	—	—	—	—	—	—	3,563	—	—	3,563
Exercise of stock options	—	—	—	—	—	—	49,322	1	591	—	—	592
Excess tax benefit from share-based compensation	—	—	—	—	—	—	—	—	21	—	—	21

Balance at December 31, 2008	—	$—	—	$—	—	$—	45,465,160	$455	$64,808	$16	$(11,689)	$53,590

Net income	—	—	—	—	—	—	—	—	—	—	27,304	27,304
Unrealized losses on hedging derivatives, net of taxes of $111	—	—	—	—	—	—	—	—	—	(167)	—	(167)
Unrealized gains on available for-sale securities, net of taxes of $5	—	—	—	—	—	—	—	—	—	7	—	7

Comprehensive income												27,144
Repurchase and retirement of the Company’s common stock	—	—	—	—	—	—	(909,348)	(9)	(14,486)	—	—	(14,495)
Stock issued in offering, net of issuance costs	—	—	—	—	—	—	1,000,000	10	14,870	—	—	14,880
Share-based compensation	—	—	—	—	—	—	—	—	3,419	—	—	3,419
Exercise of stock options	—	—	—	—	—	—	102,134	1	1,225	—	—	1,226
Excess tax benefit	—	—	—	—	—	—	—	—	264	—	—	264

Balance at December 31, 2009	—	$—	—	$—	—	$—	45,657,946	$457	$70,100	$(144)	$15,615	$86,028

Grand Canyon Education, Inc.
Statements of Cash Flows

	Year Ended December 31,
($ in thousands)	2009	2008	2007
Cash flows provided by operating activities:
Net income	$27,304	$6,685	$1,526
Adjustments to reconcile net income to net cash provided by operating activities:
Share-based compensation	3,419	4,991	—
Excess tax benefits from share-based compensation	(247)	(21)	—
Amortization of notes payable issuance costs	42	—	—
Provision for bad debts	14,016	8,465	6,257
Depreciation and amortization	7,960	5,095	3,300
Estimated litigation loss	5,200	—	—
Exit costs	832	—	—
Deferred income taxes	(2,523)	(245)	(1,656)
Other	(14)	(106)	19
Changes in assets and liabilities:
Accounts receivable	(18,376)	(10,793)	(8,573)
Prepaid expenses and other	(377)	(751)	(442)
Due to/from related parties	(23)	468	(107)
Accounts payable	2,155	927	253
Accrued liabilities	8,928	3,596	3,802
Income taxes receivable/payable	3,929	(1,624)	(2,294)
Deferred revenue and student deposits	8,942	3,893	4,236
Prepaid royalties to former owner	—	(5,920)	—
Royalty payable to former owner	—	(7,428)	3,782
Deposit with former owner	—	3,000	(3,000)

Net cash provided by operating activities	61,167	10,232	7,103

Cash flows used in investing activities:
Capital expenditures	(24,760)	(8,374)	(7,406)
Purchase of campus land and buildings	(35,505)	—	—
Change in restricted cash and cash equivalents	1,844	2,083	(1,454)
Purchases of investments	—	(2,627)	—
Proceeds from sale or maturity of investments	—	2,570	(149)

Net cash used in investing activities	(58,421)	(6,348)	(9,009)

Cash flows provided by financing activities:
Principal payments on notes payable and capital lease obligations	(2,415)	(1,357)	(1,230)
Repayment on line of credit	—	(6,000)	—
Proceeds from notes payable and line of credit	25,547	—	6,000
Notes payable issuance costs	(317)	—	—
Repurchase of outstanding shares	(14,495)	—	—
Repurchase of Institute Warrant	—	(6,000)	—
Repayment of Institute Note Payable	—	(1,250)	—
Net proceeds from issuance of preferred stock	—	—	4,684
Proceeds from related party payable on preferred stock	—	5,725	—
Dividends on preferred stock	—	—	(153)
Net proceeds from issuance of common stock	14,880	128,756	—
Payment of special distribution	—	(108,675)	—
Proceeds from exercise of warrant	—	526	—
Net proceeds from exercise of stock options	1,226	592	—
Excess tax benefits from share-based compensation	247	21	—

Net cash provided by financing activities	24,673	12,338	9,301

Net increase in cash and cash equivalents	27,419	16,222	7,395
Cash and cash equivalents, beginning of year	35,152	18,930	11,535

Cash and cash equivalents, end of year	$62,571	$35,152	$18,930

Grand Canyon Education, Inc.

Statement of Cash Flows (continued)

	Year Ended December 31,
($ in thousands)	2009	2008	2007
Supplemental disclosure of cash flow information
Cash paid during the year for interest	$1,802	$3,709	$2,645
Cash paid during the year for income taxes	$16,307	$5,274	$4,964
Supplemental disclosure of non-cash investing and financing activities
Purchase of equipment through notes payable and capital lease obligations	$2,116	$2,481	$676
Purchases of property and equipment included in accounts payable and deferred rent	$1,098	$1,292	$—
Settlement of capital lease obligation	$30,020	$—	$—
Removal of Utah leasehold improvements	$274	$—	$—
Issuance of Series B and Series C convertible preferred stock for notes receivable	$—	$—	$5,725
Issuance of Series C convertible preferred stock for settlement of balances owed	$—	$—	$120
Accretion of dividends on Series C convertible preferred stock	$—	$938	$29
Value assigned to Blanchard shares	$—	$2,996	$116
Assumption of future obligations under gift annuities	$—	$887	$—
Deferred tax on repurchase of Institute Warrant	$—	$2,316	$—
Conversion of Series A and Series C convertible preferred stock	$—	$32,886	$—
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
Except as otherwise indicated, all information presented in the accompanying financial statements has been adjusted to reflect the 1,826 for one split of common stock and conversion of formerly outstanding shares of preferred stock into common stock, both of which occurred in connection with the Company’s November 18, 2008 initial public offering of common stock.
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
The remaining $6,073 of the total payment was allocated to the remaining acquired assets based on their individual fair value relative to the total fair value of those assets. The Company recognized the real property (i.e., land) and related building acquired from the Institute in the transaction as an asset at the option exercise date and these assets totaling $129 and $24, respectively, have been classified within “Property and Equipment” in the Company’s balance sheets.
The $5,920 value of the settlement of future royalty payment obligations to the Institute was determined based on its relative fair value at the option exercise date and is included in the accompanying balance sheet at December 31, 2008 as a “Prepaid Royalty,” and is being amortized on a straight line basis over a period of 20 years.
Spirit Transaction
On April 28, 2009, the Company acquired the land and buildings that comprise its ground campus and 909,348 shares of its common stock from Spirit Master Funding, LLC and Spirit Management Company, respectively (collectively, “Spirit”) for an aggregate purchase price of $50,000. Prior to the acquisition, the Company had leased the land and buildings from Spirit, accounting for the land as an operating lease and the buildings and improvements as capital lease obligations. To finance a portion of the purchase, the Company entered into a loan agreement with a financial institution pursuant which it borrowed $25,675. See Note 7, Notes Payable and Other and Note 12, Warrants to Purchase Common Stock.
The Company allocated $14,495 of the purchase price to the repurchase of its common stock and the remaining $35,505 to the land and buildings. Additionally, the Company removed the building and improvement assets and related capital lease obligations of $30,020 and applied the deferred gain of $1,429 as a reduction to the new building value. See Note 5, Property and Equipment.

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
Reclassifications
Certain reclassifications have been made to prior year balances to conform to the current period.
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
Restricted Cash and Investments
The Company owns certain marketable securities that were pledged as collateral through December 31, 2008 for a Standby Letter of Credit as further described in Note 7, Notes Payable and Other. The Company considers its investments in such marketable securities as available-for-sale securities. Available-for-sale securities are carried at fair value as determined by quoted market prices, with unrealized gains and losses, net of tax, reported as a separate component of stockholders’ equity. Unrealized losses considered to be other-than-temporary are recognized currently in earnings. The cost of securities sold is based on the specific identification method. Amortization of premiums, accretion of discounts, interest and dividend income and realized gains and losses are included in investment income. Because these securities were pledged as collateral, the Company classified all such amounts as long term assets through December 31, 2008. On January 1, 2009, the pledge was removed.
Fair Value of Financial Instruments
The carrying value of cash and cash equivalents, accounts receivable, accounts payable and accrued expenses approximate their fair value based on the liquidity or the short-term maturities of these instruments. The carrying value of notes payable approximate fair value based on its variable rate index. The carrying value of other notes payable and capital lease obligations approximate fair value based upon market interest rates available to the Company for debt of similar risk and maturities. Derivative financial instruments are carried at fair value, determined using Level 2 of the hierarchy of valuation inputs as defined in the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“Codification”), with the use of inputs other than quoted prices that are observable for the asset or liability. See Note 10, Derivative Instruments.
The fair value of investments, primarily municipal securities, were determined using Level 1 of the hierarchy of valuation inputs, with the use of observable market prices in the active market. The unit of account used for valuation is the individual underlying security. The municipal securities are comprised of city and county bonds related to schools, water and sewer, and housing bonds. Because these securities held by the Company are investments, assessment of non-performance risk is not applicable as such considerations are only applicable in evaluating the fair value measurements for liabilities.

Grand Canyon Education, Inc.
Notes to Financial Statements
(In thousands of dollars, except share and per share data)
The fair value of the prepaid royalty asset relating to the settlement of future royalty payment obligations to the Institute was determined using an income approach, based on management’s forecasts of revenue to be generated through its online education program using Level 3 of the hierarchy of valuation inputs. The rate utilized to discount net cash flows to their present values is 35%. This discount rate was determined after consideration of the Company’s weighted average cost of capital giving effect to estimates of the Company’s risk-free rate, beta coefficient, equity risk premium, small size risk premium, and company-specific risk premium.
Allowance for Doubtful Accounts
The Company records an allowance for doubtful accounts for estimated losses resulting from the inability, failure or refusal of its students to make required payments. The Company determines the adequacy of its allowance for doubtful accounts based on an analysis of its historical bad debt experience and the aging of the accounts receivable. The Company applies reserves to each aging category based upon an estimate of the risk presented by the age of the receivables. The Company writes off account receivable balances deemed uncollectible on a regular basis and in 2008 implemented a policy of writing off account receivable balances one year after the revenue is generated. However, the Company continues to reflect accounts receivable with an offsetting allowance as long as management believes there is a reasonable possibility of collection. Bad debt expense is recorded as a general and administrative expense in the statements of operations.
Property and Equipment
Property and equipment are recorded at cost less accumulated depreciation. Depreciation is computed using the straight-line method. Normal repairs and maintenance are expensed as incurred. Expenditures that materially extend the useful life of an asset are capitalized. Construction in progress represents items not yet placed in service and are not depreciated. Internally developed software represents qualifying salary and consulting costs for time spent on developing internal use software and is included in construction in progress until its completion. The Company capitalizes interest using its interest rates on the specific borrowings used to finance the improvements, which approximated 5.4% in 2009 and 8.7% in 2008 and 2007 given the amount of the specific debt exceeded the in process value of the project at all times. Interest cost capitalized and incurred in the years ended December 31, 2009, 2008, and 2007 are as follows:

	Year Ended December 31,
	2009	2008	2007
Interest incurred	$1,808	$3,022	$3,102
Interest capitalized	195	125	127

Interest expense	$1,613	$2,897	$2,975

Depreciation is provided using the straight-line method over the estimated useful lives of the assets. Furniture and fixtures, computer equipment, and vehicles generally have estimated useful lives of 10, four, and five years, respectively. Leasehold improvements are depreciated over the shorter of their lease term or their useful life. Land improvements and buildings are depreciated over lives ranging from 10 to 30 years.
Leases
The Company enters into various lease agreements in conducting its business. At the inception of each lease, we evaluate the lease agreement to determine whether the lease is an operating or capital lease. In addition, many of the lease agreements contain renewal options and tenant improvement allowances. When such items are included in a lease agreement, the Company records a deferred liability on the balance sheet and records the rent expense evenly over the term of the lease. Leasehold improvements are included as investing activities and are included as additions to property, plant and equipment. For leases with renewal options, the Company records rent expense and amortizes the leasehold improvement on a straight-line basis over the initial non-cancelable lease term unless it intends to exercise the renewal option. Once it extends the renewal option, the Company amortizes any tenant improvement allowances over the extended lease period as well as the leasehold improvement asset (unless the extended lease term is longer than the economic life of the asset). The Company expenses any additional payments under its operating leases for taxes, insurance or other operating expenses as incurred.

Grand Canyon Education, Inc.
Notes to Financial Statements
(In thousands of dollars, except share and per share data)
Deferred Loan Costs
In April 2009, the Company capitalized expenses paid to third parties from a note agreement with a financial institution and these costs, which totaled $317 are amortized over the five year life of the note using the straight-line method, which approximates the effective interest rate. Accumulated amortization was $42 as of December 31, 2009.
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
Goodwill
Goodwill represents the excess of the cost over the fair market value of net assets acquired, including identified intangible assets. Goodwill is tested annually or more frequently if circumstances indicate potential impairment, by comparing its fair value to its carrying amount.
Share-Based Compensation
The Company measures and recognizes compensation expense for share-based payment awards made to employees, consultants and directors, including employee stock options. Prior to the Company’s initial public offering in November 2008, the Company had no share-based awards.
The Company calculates the fair value of share-based awards on the date of grant. The Company uses the Black-Scholes-Merton option pricing model to estimate fair value. The option pricing model requires the Company to estimate certain key assumptions such as expected life, volatility, risk free interest rates, and dividend yield to determine the fair value of share-based awards, based on historical information and management judgment. The Company amortizes the share-based compensation expense over the period that the awards are expected to vest, net of estimated forfeiture rates. If the actual forfeitures differ from management estimates, adjustments to compensation expense are recorded. The Company reports cash flows resulting from tax deductions in excess of the compensation cost recognized for those options (excess tax benefits) as financing cash flows.
The Company has analyzed the circumstances in which the simplified method is allowed and is utilizing the simplified method for all stock options granted since November 2008. The simplified method for estimating the expected life uses the mid-point between the vesting term and the contractual term of the stock option.
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

Grand Canyon Education, Inc.
Notes to Financial Statements
(In thousands of dollars, except share and per share data)
As of December 31, 2009 no derivative ineffectiveness was identified. Any ineffectiveness in the Company’s derivative instruments designated as hedges would be reported in interest expense in the statement of operations. As of December 31, 2009 credit default risk interest income of $2 was identified and recognized and is reported in interest expense in the statement of operations. At December 31, 2009, the Company does not expect to reclassify any gains or losses on derivative instruments from accumulated other comprehensive income (loss) into earnings during the next 12 months.
Income Taxes
The Company accounts for income taxes payable or refundable for the current year and deferred tax assets and liabilities for future tax consequences of events that have been recognized in our financial statements or tax returns. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which the temporary differences are expect to be realized.
In January 2008, the Company adopted a more-likely-than-not threshold for financial statement recognition and measurement of an uncertain tax position taken or expected to be taken in a tax return. We recognize interest and penalties related to uncertain tax positions in income tax expense. The Company has reserved approximately $568 and $299 for uncertain tax positions including interest and penalties, which is classified within accrued liabilities on the accompanying balance sheet as of December 31, 2009 and 2008, respectively.
The Company has deferred tax assets, which are subject to periodic recoverability assessments. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount that more likely than not will be realized. Realization of the deferred tax assets is principally dependent upon achievement of projected future taxable income offset by deferred tax liabilities.
Loss Contingencies
The Company accrues for contingent obligation when it is probable that a liability has been incurred and the amount is reasonably estimable. When the Company becomes aware of a claim or potential claim, the likelihood of any loss exposure is assessed. If it is probable that a loss will result and the amount of the loss is estimable, the Company records a liability for the estimated loss. If the loss is not probable or the amount of the potential loss is not estimable, the Company will disclose the claim if the likelihood of a potential loss is reasonably possible and that the amount of the potential loss could be material. Estimates that are particularly sensitive to future changes include tax, legal, and other regulatory matters, which are subject to change as events evolve, and as additional information becomes available during the administrative and litigation process. In the third quarter of 2009, the Company recorded an accrual of $5,200 for a litigation settlement that has been reached in principle but is conditioned upon obtaining governmental approval and finalizing settlement terms. See Note 9 — Commitments and Contingencies. The Company’s policy is to expense legal fees as incurred.
Revenue Recognition
Net revenues consist primarily of tuition and fees derived from courses taught by the Company online, at its traditional campus in Phoenix, Arizona, and onsite at facilities of employers, as well as from related educational resources such as access to online materials. Tuition revenue and most fees and related educational resources are recognized ratably over the applicable period of instruction, net of scholarships provided by the Company. For the years ended December 31, 2009, 2008 and 2007, the Company’s revenue was reduced by approximately $34,155, $18,381 and $10,269, respectively, as a result of scholarships that the Company offered to students. The Company will refund all or a portion of tuition already paid pursuant to its refund policy, dependent upon length of course and modality. Deferred revenue and student deposits in any period represent the excess of tuition, fees, and other student payments received as compared to amounts recognized as revenue on the statement of operations and are reflected as current liabilities in the accompanying balance sheet. The Company’s educational programs have starting and ending dates that differ from its fiscal quarters. Therefore, at the end of each fiscal quarter, a portion of revenue from these programs is not yet earned. Other revenues may be recognized as sales occur or services are performed.

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
Selling and Promotional
Selling and promotional expenses include salaries, benefits and share-based compensation of personnel engaged in the marketing, recruitment, and retention of students, as well as advertising costs associated with purchasing leads, hosting events and seminars, and producing marketing materials. This category also includes an allocation of depreciation, amortization, rent, and occupancy costs attributable to selling and promotional activities at the Company’s facilities in Arizona. Selling and promotional costs are expensed as incurred. Advertising costs, which include marketing leads, events, and promotional materials for the years ended December 31, 2009, 2008, and 2007 were $24,820, $18,541, and $10,213, respectively.
The Company is a party to revenue sharing arrangements with related parties pursuant to which it pays a percentage of the net revenue that it actually receives from applicants recruited by those entities that matriculate at Grand Canyon University. The related party bears all costs associated with the recruitment of these applicants. For the years ended December 31, 2009, 2008, and 2007, the Company expensed approximately $6,736, $5,895, and $4,293, respectively, pursuant to these arrangements. As of December 31, 2009 and 2008, $359, and $679, respectively, were due to these related parties.
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
Exit Costs
On November 5, 2009, management finalized a plan to centralize its student services operations in Arizona and, as a result, closed its student services facility in Utah. The employees impacted by the closure of the student services facility in Utah, who are primarily enrollment counselors, were offered similar positions in Arizona. Employees who chose not to relocate were terminated immediately and were eligible to receive transition benefits. The employees were notified of the transition plan on November 5, 2009. The Company physically ceased using the leased space in Utah by December 31, 2009. The exit costs expected to be incurred in connection with this decision have been expensed and are presented separately on the income statement. The costs incurred include severance payments; relocation expense; future lease payments, net of estimated sublease rentals; and the write off of leasehold improvements associated with this leased space.

Grand Canyon Education, Inc.
Notes to Financial Statements
(In thousands of dollars, except share and per share data)
The following is a summary of our exit expense by category and amounts paid to date:

	Year Ended December 31,
	Estimated	Payments to	Remaining
	Expense	Date	Expense
Severance payments	$615	$112	$503
Future lease payments, net of estimated sublease rentals	288	—	288
Leasehold improvements and other	315	274	41

Exit costs as of December 31, 2009	$1,218	$386	—

Accrual for exit costs as of December 31, 2009			$832

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
Recent Accounting Pronouncements
In April 2009, the FASB issued guidance that expands the fair value disclosures required for all financial instruments to be included in interim financial statements. In addition, the guidance requires public companies to disclose the method and significant assumptions used to estimate the fair value of those financial instruments and to discuss any changes of method or assumptions, if any, during the reporting period. This guidance was effective for the Company’s quarter ended June 30, 2009. As this guidance relates specifically to disclosures, the adoption had no impact on the Company’s financial position or results of operations.

Grand Canyon Education, Inc.
Notes to Financial Statements
(In thousands of dollars, except share and per share data)
In May 2009, the FASB issued guidance to establish general standards of accounting for and disclosures of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. Among other things, this new guidance requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date — that is, whether that date represents the date the financial statements were issued or were available to be issued. This disclosure should alert all users of financial statements that an entity has not evaluated subsequent events after that date in the set of financial statements being presented. The Company has evaluated subsequent events for this reporting period through February 18, 2010, the date the Company’s audited financial statements were issued. The adoption had no impact on the Company’s financial position or results of operations.
In June 2009, the FASB issued the FASB Codification. The Codification is the source of authoritative accounting principles recognized by the FASB to be applied by non-governmental entities in the preparation of financial statements in conformity with U.S. generally accepted accounting principles. The Codification is effective for interim and annual periods ending after September 15, 2009. The Codification does not change U. S. generally accepted accounting principles and did not have a material impact on the Company’s financial statements.
In June 2009, the FASB issued guidance that modifies how a company determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. This guidance clarifies that the determination of whether a company is required to consolidate an entity is based on, among other things, an entity’s purpose and design and a company’s ability to direct the activities of the entity that most significantly impact the entity’s economic performance. This guidance requires an ongoing reassessment of whether a company is the primary beneficiary of a variable interest entity and additional disclosures about a company’s involvement in variable interest entities and any significant changes in risk exposure due to that involvement. This guidance is effective for fiscal years beginning after November 15, 2009. The Company is evaluating the impact that the adoption will have on our financial condition, results of operations, and disclosures.
The Company has determined that all other recently issued accounting standards will not have a material impact on its financial statements, or do not apply to its operations.

Grand Canyon Education, Inc.
Notes to Financial Statements
(In thousands of dollars, except share and per share data)
3. Initial Public Offering, Special Distribution and Secondary Offering
In November 2008, the Company completed an initial public offering of common stock. In the initial public offering, the Company sold 11,575,000 shares of common stock at a price to the public of $12.00 per share, before underwriting discounts and commissions. Net proceeds to the Company were approximately $128,756, after deducting underwriting discounts and commissions and offering expenses. Upon the closing of the offering, all of the Company’s then outstanding Series A Preferred Stock converted into 10,870,178 shares of common stock and all of the Company’s then outstanding Series C Preferred Stock converted into 2,233,333 shares of common stock.
On September 26, 2008 the Company’s Board of Directors approved the payment of a special distribution to its stockholders of record as of September 26, 2008 to be paid from the proceeds of the initial public offering (including any proceeds resulting from sales of shares pursuant to the underwriters’ exercise of their over-allotment option) in the amount of 75% of the gross offering proceeds. On November 3, 2008, the Company’s Board of Directors approved the revision of the record date for determining those stockholders entitled to receive the possible special distribution described above to November 18, 2008. The Company’s registration statement for the initial public offering became effective on November 19, 2008. In the fourth quarter of 2008, the Company distributed $108,675, which is equal to 75% of the total gross proceeds from the sale of common stock, including the underwriters’ exercise of the over-allotment option. The special distribution was paid on an as if converted basis to all common and preferred shareholders of record as of November 18, 2008.
In September 2009, the Company completed a public offering of shares of its common stock. In the offering 6,900,000 shares were sold, consisting of 1,000,000 shares sold by the Company and 5,900,000 shares sold by certain stockholders of the Company. Total net proceeds to the Company were $14,880, net of underwriting discounts and commissions and offering expenses. The Company did not receive any of the proceeds from the sale of common stock sold by the selling stockholders.
4. Restricted Cash and Investments
The following is a summary of amounts included in restricted cash and investments. The Company considers all investments as available for sale.

	As of December 31, 2009
		Gross	Gross	Estimated
	Adjusted	Unrealized	Unrealized	Fair
	Cost	Gains	(Losses)	Value
Money Market Funds	$43	$—	$—	$43
Municipal Securities	448	38	(1)	487

Total	$491	$38	$(1)	$530

	As of December 31, 2008
		Gross	Gross	Estimated
	Adjusted	Unrealized	Unrealized	Fair
	Cost	Gains	(Losses)	Value
Money Market Funds	$2,928	$—	$—	$2,928
Municipal Securities	448	28	(1)	475

Total	$3,376	$28	$(1)	$3,403

Grand Canyon Education, Inc.
Notes to Financial Statements
(In thousands of dollars, except share and per share data)
The cash flows of Municipal Securities are backed by the issuing municipality’s credit worthiness. Contractual maturities of the marketable securities at December 31, 2009 are as follows:

Due in one year or less	$170
Due in one to five years	320
Due in five to ten years	40
Due after ten years	—

$530

Gross realized gains and losses resulting from the sale of available-for-sale securities were $0, $110, and $0 for the years ended December 31, 2009, 2008 and 2007, respectively. For the years ended December 31, 2009, 2008, and 2007, the net unrealized gain (loss) on available-for-sale securities were $7, $(63), and $44, net of tax effect, respectively.
5. Property and Equipment
Property and equipment consist of the following:

	As of December 31,
	2009	2008
Land	$7,230	$—
Land improvements	1,597	—
Buildings	25,176	—
Buildings under capital leases	—	22,283
Equipment under capital leases	3,545	1,571
Leasehold improvements	3,692	12,773
Furniture, fixtures and equipment	30,077	14,439
Other	1,431	1,222
Construction in progress	7,712	2,049

	80,460	54,337
Less accumulated depreciation and amortization	(13,090)	(12,938)

Property and equipment, net	$67,370	$41,399

In 2009, the Company acquired the land and buildings from Spirit. Prior to the acquisition, the Company had leased the land and buildings from Spirit, accounting for the land as an operating lease and the buildings and improvements as capital lease obligations. See Note 2 — Spirit Transaction.
Depreciation and amortization expense associated with property and equipment, including assets under capital lease, totaled $7,228, $4,592, and $3,270 for the years ended December 31, 2009, 2008, and 2007, respectively.
6. Accrued Liabilities
Accrued liabilities consist of the following:

	As of December 31,
	2009	2008
Accrued compensation and benefits	$11,898	$5,340
Accrued interest	94	284
Deferred rent	244	34
Tax reserves, non-income tax related	229	710
Uncertain tax positions accrual	568	299
Other accrued expenses	5,070	3,007

	$18,103	$9,674

Grand Canyon Education, Inc.
Notes to Financial Statements
(In thousands of dollars, except share and per share data)
7. Notes Payable and Other
To finance a portion of the campus land and building purchase from Spirit, the Company entered into a loan agreement in April 2009 with a financial institution pursuant to which it borrowed $25,675. The note agreement contains standard covenants, including covenants that, among other things, restrict the Company’s ability to incur additional debt or make certain investments, require the Company to maintain compliance with certain applicable regulatory standards, and require the Company to maintain a certain financial condition. Indebtedness under the note agreement is collateralized by the land and buildings that comprise the Company’s ground campus. As of December 31, 2009, the Company is in compliance with its debt covenants.

	As of December 31,
	2009	2008
Notes Payable
Note payable, monthly payment of $143; interest at 30 day LIBOR plus 3.5% (3.755% at December 31, 2009) through April 30, 2014	$24,565	$—
Note payable; monthly payments of $20; interest at 3.9% through September 2011	407	628
Various Gift Annuities; quarterly payments of $34 extending through 2019; interest at 10%	802	875
Equipment note; monthly payments of $6 extending through December 2011; interest at 6.6%	136	—
Notes payable for vehicles requiring monthly payments with interest rates ranging from 8.8% to 11.0% extending into March 2013	178	241

	26,088	1,744
Less: Current portion	2,105	357

	$23,983	$1,387

Long-term deferred rent included in notes payable and other as of December 31, 2009 and 2008 was $1,239 and $72, respectively. The derivative liability for the forward interest rate swap included in notes payable and other as of December 31, 2009 and 2008 was $228 and $0, respectively.
Payments due under the notes payable obligations are as follows:

December 31,
Notes Payable
2010	$2,105
2011	2,056
2012	1,808
2013	1,767
2014	17,908
Thereafter	444

$26,088

Grand Canyon Education, Inc.
Notes to Financial Statements
(In thousands of dollars, except share and per share data)
8. Capital Lease Obligations
Capital lease obligations consist of the following:

	As of December 31,
	2009	2008
Capital Lease Obligations
Capital lease for buildings (monthly payments of $301 at an implicit interest rate of 8.7% through April 2009)	$—	$30,098
Capital leases for equipment (various leases extending into 2012, with implicit interest rates ranging from 4.0% to 9.3%, monthly payments totaling $74)	1,619	411

	1,619	30,509
Less: Current portion of capital lease obligations	751	1,125

	$868	$29,384

Payments due under future minimum lease payments under the capital lease obligations are as follows:

December 31, 2009
Capital Lease
Obligations
2010	$820
2011	746
2012 and thereafter	152

1,718

Less: Portion representing interest	99

Present value of minimum lease payments	$1,619

9. Commitments and Contingencies
Leases
The Company leases certain land, buildings and equipment under non-cancelable operating leases expiring at various dates through 2023. Future minimum lease payments under operating leases due each year are as follows at December 31, 2009:

December 31,
2009
2010	$3,699
2011	3,770
2012	3,340
2013	3,582
2014	3,333
Thereafter	12,544

Total minimum payments	$30,268

Total rent expense and related taxes and operating expenses under operating leases for the years ended December 31, 2009, 2008 and 2007 was $4,541, $2,375, and $2,260, respectively.

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
On August 14, 2008, the Office of Inspector General (“OIG”) served an administrative subpoena on the Company requiring it to provide certain records and information related to performance reviews and salary adjustments for all of its enrollment counselors and managers from January 1, 2004 to August 2008. The Company is cooperating with the Office of Inspector General to facilitate its investigation and is nearing completion of the Company’s rolling responsive document production, which commenced in September 2008. The Company cannot presently predict the ultimate outcome of the investigation or any liability or other sanctions that may result.
On September 11, 2008, the Company was served with a qui tam lawsuit that had been filed against the Company in August 2007 in the United States District Court for the District of Arizona by a then-current employee on behalf of the federal government. All proceedings in the lawsuit had been under seal until September 5, 2008, when the court unsealed the first amended complaint, which was filed on August 11, 2008. A qui tam case is a civil lawsuit brought under the federal False Claims Act by one or more individual (a “relator”) on behalf of the federal government for an alleged submission to the government of a false claim for payment. The qui tam lawsuit alleges, among other things, that the Company violated the False Claims Act by knowingly making false statements, and submitting false records or statements, from at least 2001 to the present, to get false or fraudulent claims paid or approved, and asserts that the Company improperly compensated certain of its enrollment counselors in violation of the Title IV law governing compensation of such employees, and as a result, improperly received Title IV program funds. The complaint specifically alleges that some of the Company’s compensation practices with respect to its enrollment personnel, including providing non-cash awards, have violated the Title IV law governing compensation. While the Company believes that the compensation policies and practices at issue in the complaint have not been based on success in enrolling students in violation of applicable law, the Department of Education’s regulations and interpretations of the incentive compensation law do not establish clear criteria for compliance in all circumstances, and some of these practices, including the provision of non-cash awards, are not within the scope of any explicit “safe harbor” provided in the compensation regulations. The complaint seeks treble the amount of unspecified damages sustained by the federal government in connection with the Company’s receipt of Title IV funding, a civil penalty for each violation of the False Claims Act, attorneys’ fees, costs, and interest. The Company filed a motion to dismiss this case in November 2008, which was denied by the court in February 2009. The Company cannot presently predict the ultimate outcome of this qui tam case or any liability or other sanctions that may result.
Pursuant to the court’s mandatory scheduling order, the Company has entered into settlement discussions with respect to the qui tam matter with the relator. In connection with such discussions, in October 2009 the Company reached a settlement in principle with the relator pursuant to which the Company has agreed to pay $5,200 to finally resolve the qui tam case and thereby avoid the cost and distraction of a potentially protracted trial. The Company has accrued $5,200 for estimated litigation loss in the accompanying financial statements. This settlement is conditioned upon obtaining the approval of the U.S. Department of Justice (which has authority to approve settlements of False Claims Act matters) and the Department of Education with respect to the resolution of the OIG investigation, and finalizing settlement terms that would release the Company from other False Claims Act cases based upon the conduct covered by the settlement. The parties and the United States government continue to negotiate towards a final settlement. The ultimate dismissal of the action, should a final settlement be reached, is subject to the court’s approval. Should the parties fail to conclude the settlement on the proposed or other terms, the Company intends to vigorously defend this lawsuit.
If it were determined that any of our compensation practices violated the incentive compensation law, the Company could experience an adverse outcome in the qui tam litigation and be subject to substantial monetary liabilities, fines, and other sanctions, any of which could have a material adverse effect on the Company’s business, prospects, financial condition and results of operations.

Grand Canyon Education, Inc.
Notes to Financial Statements
(In thousands of dollars, except share and per share data)
On February 28, 2007, the Company filed a complaint against SunGard Higher Education Managed Services Inc. (“SunGard”) in the Maricopa County Superior Court, Case No. CV2007-003492, for breach of contract, breach of implied covenant of good faith and fair dealing, breach of warranty, breach of fiduciary duty, tortious interference with business expectancy, unjust enrichment, and consumer fraud related to a technology services agreement between the parties. In response, SunGard moved to stay the litigation and compel arbitration. The court granted the motion to stay, and compelled the parties to arbitrate. SunGard then filed its own claims in the arbitration alleging breach of the parties’ technology services agreement. Following discovery, the arbitration hearing occurred in late May 2008 and final arguments were heard in July 2008. The Company sought approximately $1,400 from SunGard, and SunGard counterclaimed for approximately $2,500. On October 22, 2008, the arbitration panel issued a Final Award finding for SunGard on its breach of contract claim and also finding for the Company on its breach of contract, breach of the duty of good faith and fair dealing, and conversion counterclaims. Both parties were awarded damages with a net award to SunGard in the amount of approximately $255 plus interest. The arbitration panel also held that each party would be responsible for its own attorneys’ fees and that the parties would equally share the arbitration costs. On January 14, 2009, the Company entered into a settlement agreement with SunGard regarding payment of the arbitration award and effecting a mutual release between the parties regarding all claims that were brought, or could have been brought, in the litigation and related arbitration.
At December 31, 2007 the Company had reserved approximately $750 for estimated losses related to the SunGard matter. As a result of the SunGard arbitration decision, the Company reduced its reserve for litigation by $400 in the year ended December 31, 2008, given that there was no further legal recourse for either party and the remaining actions necessary to settle the matters were administrative in nature.
Upon resolution of any pending legal matters, the Company may incur charges in excess of presently established reserves. Management does not believe that any such charges would, individually or in the aggregate, have a material adverse effect on the Company’s financial condition, results of operations or cash flows.
Tax Reserves, Non-Income Tax Related
From time to time the Company has exposure to various non-income tax related matters that arise in the ordinary course of business. At December 31, 2009 and 2008, the Company has reserved approximately $229 and $710 for tax matters where its ultimate exposure is considered probable and the potential loss can be reasonably estimated. During 2009, a non-income tax related matter related to the Company’s classification of its online faculty as independent contractors was resolved with the Internal Revenue Service (“IRS”) and, effective July 1, 2009, all faculty for the Company will be treated as employees. The Company had reserved $235 in 2008 related to this matter, which approximated the amount paid in 2009.
10. Derivative Instruments
On June 30, 2009, the Company entered into two derivative agreements to manage its 30-day LIBOR interest exposure related to its variable rate note payable. Neither of these instruments contained financing elements. The contractual terms of the Company’s derivative instruments have not been structured to ensure that net payments will be made by one party in the earlier periods and subsequently returned by the counterparty in later periods of the derivative’s term. Neither of the Company’s derivative instruments have been amended or modified since their inception. The interest rate corridor required an upfront payment of $164 by the Company to the counterparty solely for the time value of an out-of-the-money option contract based on the forward LIBOR rate curve at the instrument’s inception. Accordingly, the fair value of the corridor derivative asset at inception was $164. The fair value for the interest rate corridor was determined using a hypothetical derivative transaction and Level 2 of the hierarchy of valuation inputs. The fair value as of December 31, 2009 with adjustment for credit risk was $113 and this derivative asset is included in Other assets in the accompanying balance sheet. The interest rate swap instrument was an out-of-the-money option contract based on the forward LIBOR rate curve at the instrument’s inception. The fair value of the forward starting interest rate swap, with adjustment for credit risk, is a liability of $228 as of December 31, 2009 and is included in long term notes payable and other in the accompanying balance sheet. These derivative instruments were designated as cash flow hedges of variable rate note payable obligations. Accordingly, the adjustment of $278 for the effective portion of the loss on the derivatives is included as a component of other comprehensive income, net of taxes.

Grand Canyon Education, Inc.
Notes to Financial Statements
(In thousands of dollars, except share and per share data)
The interest rate corridor instrument hedges variable interest rate risk starting July 1, 2009 through April 30, 2014 with a notional amount of $12,300 as of December 31, 2009. The corridor instrument permits the Company to hedge its interest rate risk at several thresholds; the Company will pay variable interest rates based on the 30-day LIBOR rates monthly until that index reaches 4%. If 30-day LIBOR is equal to 4% through 6%, the Company will pay 4%. If 30-day LIBOR exceeds 6%, the Company will pay actual 30-day LIBOR less 2%. This reduces the Company’s exposure to potential increases in interest rates.
The forward starting interest rate swap commences on May 1, 2010 and continues each month thereafter until April 30, 2014 and has an initial notional amount of $12,000. The Company will receive 30-day LIBOR and pay 3.245% fixed interest on the amortizing notional amount. Therefore, the Company has hedged its exposure to future variable rate cash flows through April 30, 2014. The forward interest rate swap in not subject to a master netting arrangement and no collateral has been called or posted by the counterparty. Such collateral, if called by the counterparty, would be included in the restricted cash and cash equivalent balances.
11. Earnings Per Share
Basic earnings per common share is calculated by dividing net income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per common share reflects the assumed conversion of all potentially dilutive securities, consisting of stock options, preferred stock and common stock warrants for which the estimated fair value exceeds the exercise price, less shares which could have been purchased with the related proceeds, unless anti-dilutive. Contingently issuable stock, such as issuances to Blanchard Education, LLC (as discussed in Note 12), is also included in the diluted shares computation if enrollment levels have been attained, unless anti-dilutive.
The table below reflects the calculation of the weighted average number of common shares outstanding, on an as if converted basis, used in computing basic and diluted earnings per common share.

	Year Ended December 31,
	2009	2008	2007
Denominator:
Basic common shares outstanding	45,184,186	22,184,766	18,922,838
Effect of dilutive preferred stock	—	9,559,801	12,393,062
Effect of dilutive warrants	—	1,666,312	3,805,384
Effect of contingently issuable common stock	—	19,010	21,912
Effect of dilutive stock options and restricted stock	318,639	—	—

Diluted common shares outstanding	45,502,825	33,429,889	35,143,196

Diluted weighted average shares outstanding exclude the incremental effect of shares that would be issued upon the assumed exercise of stock options. For the year ended December 31, 2009 and 2008, approximately 196,804 and 3,247,380, respectively, of our stock options outstanding were excluded from the calculation of diluted earnings per share as their inclusion would have been anti-dilutive. These options could be dilutive in the future.

Grand Canyon Education, Inc.
Notes to Financial Statements
(In thousands of dollars, except share and per share data)
12. Preferred Stock and Equity Transactions
Preferred Stock
As of December 31, 2009 and 2008, the Company had 10,000,000 shares of authorized but unissued and undesignated preferred stock. As of December 31, 2007, the following series of preferred stock had been authorized, all of which were previously repurchased or converted into shares of our common stock in connection with our initial public offering of common stock in November 2008.
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
On December 31, 2005 the Company issued 2,163 shares Series B and received net proceeds of $6,980 in the form of a stock subscription receivable. The receivable was subsequently paid in April 2006. On November 6, 2006, the Company redeemed 1,298 shares of the Series B for an aggregate redemption price of $4,200 plus accrued and unpaid dividends of $286. Dividends of $241 on the remaining shares of Series B were declared by the board of directors of which $213 were paid as of December 31, 2006. During 2007, the Company declared $320 of dividends on the Series B of which $153 was paid with the remaining balance accrued for as dividends payable. The remaining 865 shares of Series B were exchanged for 800 shares of Series C on December 17, 2007. The fair value of the shares of Series C issued in exchange for such shares of Series B was equal to the carrying amount of the shares of Series B at the date of the exchange. As of December 31, 2008 and 2009, no shares of Series B were outstanding.
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
In June 2004, the Company entered into a license agreement with Blanchard relating to the Company’s use of the Ken Blanchard name for its College of Business. Under the terms of that agreement the Company agreed to pay Blanchard a royalty generated on net tuition from certain programs in the University’s College of Business and to issue to Blanchard up to 909,348 shares of common stock with the actual number issued to be contingent upon the Company’s achievement of stated enrollment levels in its College of Business during the term of the agreement. As of December 31, 2006, the Company deemed it probable that 182,600 shares would be earned and, as of August 15, 2007, those 182,600 shares were earned and due to Blanchard under this agreement, On May 9, 2008, the Company and Blanchard amended the terms of the agreement pursuant to which Blanchard was issued 365,200 shares of the Company’s common stock in full settlement of all shares owed and contingently owed under this agreement. The fair value of the shares issued to Blanchard as part of the license agreement of $3,394 was determined at the date it became probable that shares would then be earned and then adjusted until the date the shares were earned. This amount is included in the balance sheet as a component of “Prepaid Royalty” and will be amortized through operations as an expense over the remaining term of the license agreement. Included in due to related parties is $869 and $484 at December 31, 2009 and 2008, respectively, related to the royalty arrangement.
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
Warrants to Purchase Common Stock
In 2004, the Company issued the Institute Warrant to purchase a 10.0% non-dilutive membership interest (later amended to be common stock), at an exercise price of $1. The Institute Warrant was to have been exercisable for a one month period beginning on July 1, 2011. The Company had the right to repurchase the Institute Warrant prior to the exercise period for $6,000. On April 15, 2008 the Institute Warrant was repurchased with the execution of the settlement discussed in Note 2. The repurchase was accounted for as a reduction of equity, net of related tax benefit of $2,316.

Grand Canyon Education, Inc.
Notes to Financial Statements
(In thousands of dollars, except share and per share data)
In 2004, the Company issued the Spirit Warrant, which was exercisable for 909,348 shares for an aggregate exercise price of $526. On November 18, 2008, the Spirit Warrant was exercised. The shares issued upon exercise of the Spirit Warrant were subject to repurchase at a fixed price of $16,000 at any time prior to three years after the date the Spirit Warrant was exercised, or November 18, 2011. The Company exercised this right in April 2009 and repurchased the 909,348 shares for an allocated purchase price of $14,495. The shares were retired. See Note 2, Spirit Transaction.
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
13. Income Taxes
The Company has deferred tax assets and liabilities that reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Deferred tax assets are subject to periodic recoverability assessments. Realization of the deferred tax assets, net of deferred tax liabilities is principally dependent upon achievement of projected future taxable income. The Company has no valuation allowance at December 31, 2009 and 2008.
The components of income tax expense (benefit) are as follows:

	Year Ended December 31,
	2009	2008	2007
Current:
Federal	$16,587	$3,564	$2,194
State	3,515	432	478

	20,102	3,996	2,672

Deferred:
Federal	(1,498)	190	(1,358)
State	(625)	(331)	(298)

	(2,123)	(141)	(1,656)

	$17,979	$3,855	$1,016

Grand Canyon Education, Inc.
Notes to Financial Statements
(In thousands of dollars, except share and per share data)
A reconciliation of income tax computed at the U.S. statutory rate to the effective income tax rate is as follows:

	Year Ended December 31,
	2009	2008	2007
Statutory U.S. federal income tax rate (benefit)	35.0%	35.0%	34.0%
State income taxes, net of federal tax benefit	5.2	5.8	4.7
State tax credits, net of federal effect	(1.5)	(5.2)	—
Non deductible expenses	(0.1)	0.7	0.5
Other	1.1	0.3	0.8

Effective income tax rate (benefit)	39.7%	36.6%	40.0%

Significant components of the Company’s deferred income tax assets and liabilities as of December 31, 2009 and 2008 are as follows:

	As of December 31,
	2009	2008
Current deferred tax asset (liability):
Accounts receivable allowance for doubtful accounts	$3,315	$2,668
Tax credits	—	183
State taxes	(135)	(664)
Estimated litigation loss	2,247	—
Other	1,258	416

Current deferred tax asset	6,685	2,603

Non-current deferred tax asset (liability):
Depreciation and leases	(605)	1,750
Share-based compensation	2,749	1,403
Unrealized gains on available for sale securities	(16)	(10)
Deferred rent	376	45
Intangibles	3,812	4,216
Other	(360)	—

Non-current deferred tax asset	5,956	7,404

Net deferred tax asset	$12,641	$10,007

The Company has Arizona state income tax credit carryforwards of $364 primarily attributable to school tuition credits which expire in 2013.
In January 2008, the Company began its accounting for uncertainty in tax positions. The Company will recognize the impact of a tax position in its financial statements if that position is more-likely-than-not of being sustained on audit, based on the technical merits of the position. The Company discloses all unrecognized tax benefits, which includes the reserves recorded for uncertain tax positions on filed tax returns and the unrecognized portion of affirmative claims. No adjustment was made to opening retained earnings. The Company recognizes interest and penalties related to uncertain tax positions in income tax expense.
The reconciliation of the beginning and ending balance of unrecognized tax benefits at December 31 is as follows:

	2009	2008
Unrecognized tax benefits, beginning of year	$748	$404
Tax positions taken during the current year
Increases	390	117
Decreases	—	—
Tax positions taken during a prior year
Increases	7	227
Decreases	(4)	—
Decreases for settlements during the period	(75)	—
Reductions for lapses of applicable statute of limitations	—	—

Unrecognized tax benefits, end of year	$1,066	$748

Grand Canyon Education, Inc.
Notes to Financial Statements
(In thousands of dollars, except share and per share data)
As of December 31, 2009 and 2008, the unrecognized tax benefit recorded of $619 and $235, respectively, if reversed, would impact the effective tax rate. During the years ended December 31, 2009, 2008, and 2007, the Company recognized approximately $52, $116 and $21, respectively, in interest and penalties. At December 31, 2009 and 2008, the Company had accrued $148 and $136, respectively, in interest and $30 and $36, respectively, in penalties. It is reasonably possible that the amount of the unrecognized tax benefit will change during the next 12 months, however management does not expect the potential change to have a material effect on the results of operations or financial position.
The Company’s uncertain tax positions are related to tax years that remain subject to examination by tax authorities. As of December 31, 2009, the earliest tax year still subject to examination for federal and state purposes is 2005. During the second quarter ended June 30, 2008, the IRS commenced an examination of the Company’s 2005 income tax return and subsequently opened 2006 for examination.
14. Regulatory
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
To participate in the Title IV programs, an institution must be authorized to offer its programs of instruction by the relevant agency of the state in which it is located, accredited by an accrediting agency recognized by the Department of Education and certified as eligible by the Department of Education. The Department of Education will certify an institution to participate in the Title IV programs only after the institution has demonstrated compliance with the Higher Education Act and the Department of Education’s extensive regulations regarding institutional eligibility. An institution must also demonstrate its compliance to the Department of Education on an ongoing basis. The Company submitted its application for recertification in March 2008 in anticipation of the expiration of its provisional certification on June 30, 2008. The Department of Education did not make a decision on the Company’s recertification application by June 30, 2008, and therefore the Company’s participation in the Title IV programs has been automatically extended on a month-to-month basis until the Department of Education makes its decision. As of December 31, 2009 and 2008, management believes the Company is in compliance with the applicable regulations in all material respects.
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
Political and budgetary concerns significantly affect the Title IV programs. Congress must reauthorize the student financial assistance programs of the Higher Education Act on a periodic basis. On July 31, 2008, Congress passed the Higher Education Opportunity Act (the “2008 Act”), which reauthorized and made numerous changes to the Higher Education Act and its programs. President Bush signed the 2008 Act on August 14, 2008. The Higher Education Act, as reauthorized and amended by the 2008 Act, continues the access of the Company and its students to Title IV program funds. In addition, changes made by the 2008 Act will affect how the Company complies with the requirement that it receive a certain proportion of its revenue from other than the Title IV programs. Prior to the enactment of the 2008 Act, other recent changes made by Congress expanded the access of the Company and its students to Title IV program funds by increasing loan limits for first and second year students and lifting restrictions on on-line education programs and students.

Grand Canyon Education, Inc.
Notes to Financial Statements
(In thousands of dollars, except share and per share data)
A significant component of Congress’ initiative to reduce abuse in the Title IV programs has been the imposition of limitations on institutions whose former students default on the repayment of their federally guaranteed or funded student loans above specific rates (cohort default rate). Although the Company is not obligated to repay any of its students’ or former students’ defaults on payments of their federally guaranteed student loans, if such default rates equal or exceed 25% for three consecutive years, the institution may lose its eligibility to participate in, and its students will be denied access to, the federally guaranteed and funded student loan programs and the Federal Pell Grant Program. An institution whose cohort default rate for any federal fiscal year exceeds 40% will not be eligible to participate in the Title IV loan programs. The 2008 Act included significant revisions to the requirements concerning institutions’ cohort default rates, including revisions to the formula for calculating an institution’s annual cohort default rate which are expected to increase the likelihood of default, and increases to the threshold for ending an institution’s participation in the relevant Title IV programs from 25% to 30%.
All institutions participating in the Title IV programs must satisfy specific standards of financial responsibility. The Department of Education evaluates institutions for compliance with these standards each year, based on the institution’s annual audited financial statements, and also following a change in ownership, as defined by the Department of Education.
The Department of Education calculates the institution’s composite score for financial responsibility based on its (i) equity ratio, which measures the institution’s capital resources, ability to borrow and financial viability; (ii) primary reserve ratio, which measures the institution’s ability to support current operations from expendable resources; and (iii) net income ratio, which measures the institution’s ability to operate at a profit. An institution that does not meet the Department of Education’s minimum composite score may demonstrate its financial responsibility by posting a letter of credit in favor of the Department of Education and possibly accepting other conditions on its participation in the Title IV programs. As of December 31, 2009, the Company satisfied each of the Department of Education’s standards of financial responsibility.
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
15. Share-Based Compensation Plans
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

Grand Canyon Education, Inc.
Notes to Financial Statements
(In thousands of dollars, except share and per share data)
A summary of the activity related to stock options granted under the Company’s Incentive Plan is as follows:

	Summary of Stock Options Outstanding
		Weighted	Weighted
		Average	Average
		Exercise	Remaining	Aggregate
	Total	Price per	Contractual	Intrinsic
	Shares	Share	Term (Years)	Value ($)(1)
Outstanding as of December 31, 2007	—	$—
Granted	3,305,108	12.00
Exercised	(49,322)	12.00
Forfeited, canceled or expired	(8,375)	12.00

Outstanding as of December 31, 2008	3,247,411	12.00

Granted	217,526	16.65
Exercised	(12,807)	12.00
Forfeited, canceled or expired	(102,134)	12.00

Outstanding as of December 31, 2009	3,349,996	$12.30	8.93	$23,014

Exercisable as of December 31, 2009	1,093,356	$12.00	8.88	$7,839

Available for issuance as of December 31, 2009	1,717,049

(1)	Aggregate intrinsic value represents the value of our closing stock price on December 31, 2009 ($19.17) in excess of the exercise price multiplied by the number of options outstanding or exercisable.
As of December 31, 2009, there was approximately $13,100 of total unrecognized share-based compensation cost, net of forfeitures, related to unvested stock options. These costs are expected to be recognized over a weighted average period of 2.4 years.
The following table summarizes information related to stock options exercised for year ended December 31, 2009 and 2008:

	2009	2008
Amounts related to options exercised:
Intrinsic value realized by optionee	$656	$249
Actual tax benefit realized by Company for tax deductions	$262	$98
Cash received from stock option exercises during fiscal year 2009 and 2008 totaled approximately $1,200 and $600, respectively.
Share-based Compensation Expense
The table below outlines share-based compensation expense for the fiscal year ended December 31, 2009 and 2008 related to stock options granted:

	2009	2008
Instructional costs and services	$771	$1,737
Selling and promotional	116	1,322
General and administrative	2,453	619

Share-based compensation expense included in operating expenses	3,340	3,678
Tax effect of share-based compensation	(1,336)	(1,454)

Share-based compensation expense, net of tax	$2,004	$2,224

Grand Canyon Education, Inc.
Notes to Financial Statements
(In thousands of dollars, except share and per share data)
Share-based Compensation Expense Assumptions
Fair Value. The Company uses the Black-Scholes-Merton option pricing model to estimate the fair value of our options as of the grant dates using the following weighted average assumptions:

Year Ended December 31,	2009	2008
Weighted average fair value	$7.99	$5.68
Expected volatility	47.46%	46.13%
Expected life (years)	6.47	6.14
Risk-free interest rate	2.81%	2.44%
Dividend yield	0%	0%
Expected Volatility. As the Company’s stock had not been publicly traded prior to November 2008, the expected volatility assumption for the year ended December 31, 2009 and 2008 reflects an average of volatilities of the Company’s peer group of public education companies with a period equal to the expected life of the options.
Expected Life (years). The Company continues to use the simplified method to estimate the expected term of stock options under certain circumstances. The simplified method for estimating expected term is to use the mid-point between the vesting term and the contractual term of the share option. The Company has analyzed the circumstances in which the use of the simplified method is allowed. The Company has elected to use the simplified method for options granted in fiscal year 2008 and 2009 because the Company does not have historical exercise data to estimate expected term due to the limited time period its shares have been publicly traded.
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
Expected Vesting Period. The Company amortizes the share-based compensation expense, net of forfeitures, over the expected vesting period using the straight-line method.
Stock Grant
On November 19, 2008, the Company granted 109,329 shares of common stock with a fair value of $12.00 per share, to its Chief Executive Officer, which is reflected as share-based compensation expense in 2008 in the amount of $1,300 in general and administrative expense.
Restricted Stock Grants
On March 3, 2009, the Company granted 1,307 shares of common stock with a fair value of $15.30 per share, to certain members of the Company’s board of directors. The restricted shares have voting rights and vest on March 3, 2010. On May 19, 2009, the Company granted 2,491 shares of common stock with a fair value of $14.05 per share, to certain members of the Company’s board of directors. The restricted shares have voting rights and vest on the earlier of May 19, 2010 or immediately prior to the 2010 annual stockholders’ meeting. On November 10, 2009, the Company granted 1,141 shares of common stock with a fair value of $17.54 per share, to a member of the Company’s board of directors. The restricted shares have voting rights and vest on November 10, 2010.

Grand Canyon Education, Inc.
Notes to Financial Statements
(In thousands of dollars, except share and per share data)
A summary of the activity related to restricted and unrestricted stock granted under the Company’s Incentive Plan is as follows:

		Weighted
		Average
		Grant Date
	Total	Fair Value
	Shares	per Share
Outstanding as of December 31, 2007	—	$—
Granted	109,328	12.00
Vested	109,328	12.00
Forfeited, canceled or expired	—

Outstanding as of December 31, 2008	109,328	12.00

Granted	8,737	14.88
Vested	—
Forfeited, canceled or expired	—

Outstanding as of December 31, 2009	118,065	$12.21

Exercisable as of December 31, 2009	109,328	$12.00

401(k) Plan
The Company has established a 401(k) Defined Contribution Benefit Plan (the “Plan”). The Plan provides eligible employees, upon date of hire, with an opportunity to make tax-deferred contributions into a long-term investment and savings program. All employees over the age of 21 are eligible to participate in the plan. The Plan allows eligible employees to contribute to the Plan subject to Internal Revenue Code restrictions and the Plan allows the Company to make discretionary matching contributions. The Company made discretionary matching contributions to the plan of $400, $388 and $250 for the years ended December 31, 2009, 2008 and 2007, respectively.
16. Related Party Transactions
Related party transactions include transactions between the Company and certain of its shareholders and affiliates. The following transactions were in the normal course of operations and were measured at the exchange amount, which is the amount of consideration established and agreed to by the parties.
As of and for the years ended December 31, 2009, 2008, and 2007, related party transactions consisted of the following:
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

Grand Canyon Education, Inc.
Notes to Financial Statements
(In thousands of dollars, except share and per share data)
Affiliates of 220 Partners purchased 632 shares of Series C for $2,212 in 2007, of which $1,409 was due as of December 31, 2007. This amount was paid January 6, 2008. There were no other amounts due from or payable to an affiliate of 220 Partners at December 31, 2009 and 2008.
Rich Crow Enterprises, LLC (“Rich Crow”) — Members of Rich Crow include the Executive Chairman and General Counsel of the Company, who are also both members of the Company’s Board of Directors. Rich Crow was also a member of Sig Ed. A member of Rich Crow is also related to the owner of a company that provided marketing services totaling $257 and $401 in the years ended December 31, 2009, and 2008, respectively, of which no amounts were owed at December 31, 2009, and 2008.
Endeavour Capital Fund IV, LP, Endeavour Associated Fund IV, LP, and Endeavour Capital Parallel Fund IV, LP (“Endeavour”) — Two members of the Company’s Board of Directors are also employees of Endeavour. The Company paid Endeavour management and reimbursed fees of $0, $356, and $296 for the years ended December 31, 2009, 2008 and 2007, respectively. As of December 31, 2009 and 2008, $0 and $34 were payable to Endeavour.
Affiliates
Mind Streams, LLC (“Mind Streams”) and 21st Century, LLC (“21st Century”) — Mind Streams and 21st Century are owned and operated, in part, by the father of the Company’s Executive Chairman and General Counsel. See further discussion in Note 2, Summary of Significant Accounting Policies — Selling and Promotional.
17. Valuation and Qualifying Accounts

	Balance at			Balance at
	Beginning of	Charged to		End of
	Year	Expense	Deductions(1)	Year
Allowance for doubtful accounts receivable:
Year ended December 31, 2009	$6,356	14,016	(12,819)	$7,553
Year ended December 31, 2008	$12,158	8,465	(14,267)	$6,356
Year ended December 31, 2007	$7,380	6,257	(1,479)	$12,158

(1)	Deductions represent accounts written off, net of recoveries.

Grand Canyon Education, Inc.
Notes to Financial Statements
(In thousands of dollars, except share and per share data)
18. Quarterly Results of Operations (Unaudited)
As a result of an increase in the number of start dates for courses offered to its students for the 2009-2010 academic year and in preparation for its conversion from a term-based to a non-term, borrower-based financial aid system, on July 1, 2009 the Company refined its revenue recognition methodology to recognize tuition revenue and most fees on a daily basis over the applicable period of instruction (the “days approach”). Previously, the Company recognized tuition revenue and most fees monthly over the applicable period of instruction (the “monthly approach”), which management believed resulted in revenue being recognized on a basis materially consistent with the days approach. However, upon adoption of the days approach, management noted that while the monthly approach recognized revenue on a basis that materially approximated the annual revenue recognized under the days approach, it created materially different results in certain interim periods. Those differences were primarily the result of the timing of the start of the terms and scheduled breaks. As a result, management has restated its quarterly financial information for all periods prior to July 1, 2009 as a correction of an error in accordance with ASC 250 to reflect revenue as if it had been recorded under the days approach for all prior interim periods. The restatement also reflects adjustments to the timing of recording of certain expenses, including salaries and benefits for faculty, revenue share and royalty arrangements and prior to its termination, the royalty payment to the former owner, to recognize those expenses as incurred on a basis commensurate with the term of the related course.
The following table summarizes the unaudited quarterly results of operations as originally reported and as restated for each of the four quarters of 2008 and the first two quarters of 2009 with the restated amounts reflecting amounts that would have been recorded had the days approach been used to recognize revenue and related expenses for all periods presented, and should be read in conjunction with other information included in the accompanying financial statements.

	2009
	First Quarter	First Quarter	Second Quarter	Second Quarter
	As Reported	As Restated	As Reported	As Restated
Net revenue	$58,964	$55,459	$59,400	$62,905
Costs and expenses:
Instructional costs and services	18,332	17,968	20,047	20,411
Selling and promotional	19,670	19,575	20,631	20,726
General and administrative	8,833	8,833	8,688	8,688
Estimated litigation loss	—	—	—	—
Estimated exit costs	—	—	—	—
Royalty to former owner	74	74	74	74

Total costs and expenses	46,909	46,450	49,440	49,899

Operating income	12,055	9,009	9,960	13,006
Net interest expense	(559)	(558)	(299)	(300)

Income before income taxes	11,496	8,451	9,661	12,706
Income tax expense	4,593	3,376	3,846	5,063

Net income available to common stockholders	$6,903	$5,075	$5,815	$7,643

Earnings per share:
Basic income per share(1)	$0.15	$0.11	$0.13	$0.17

Diluted income per share(1)	$0.15	$0.11	$0.13	$0.17

Basic weighted average shares outstanding	45,474	45,474	44,846	44,846

Diluted weighted average shares outstanding	45,821	45,821	45,051	45,051

(1)	The sum of quarterly income per share may not equal annual income per share due to rounding and second quarter net loss.

Grand Canyon Education, Inc.
Notes to Financial Statements
(In thousands of dollars, except share and per share data)

	2009
	Third Quarter	Fourth Quarter
Net revenue	$66,084	$77,454
Costs and expenses:
Instructional costs and services	23,466	25,747
Selling and promotional	22,095	23,009
General and administrative	8,556	9,542
Estimated litigation loss	5,200	—
Estimated exit costs	—	1,218
Royalty to former owner	74	74

Total costs and expenses	59,391	59,590

Operating income	6,693	17,864
Net interest expense	(233)	(198)

Income before income taxes	6,460	17,666
Income tax expense	2,969	6,571

Net income available to common stockholders	$3,491	$11,095

Earnings per share:
Basic income per share(1)	$0.08	$0.24

Diluted income per share(1)	$0.08	$0.24

Basic weighted average shares outstanding	44,783	45,636

Diluted weighted average shares outstanding	45,099	46,041

(1)	The sum of quarterly income per share may not equal annual income per share due to rounding and second quarter net loss.

Grand Canyon Education, Inc.
Notes to Financial Statements
(In thousands of dollars, except share and per share data)

	2008
	First Quarter	First Quarter	Second Quarter	Second Quarter
	As Reported	As Restated	As Reported	As Restated
Net revenue	$35,709	$33,389	$34,566	$36,945
Costs and expenses:
Instructional costs and services	11,620	11,334	12,408	12,730
Selling and promotional	12,586	12,487	14,887	14,984
General and administrative	4,541	4,541	6,419	6,419
Royalty to former owner	1,022	956	466	533

Total costs and expenses	29,769	29,318	34,180	34,666

Operating income (loss)	5,940	4,071	386	2,279
Net interest expense	(560)	(561)	(515)	(515)

Income (loss) before income taxes	5,380	3,510	(129)	1,764
Income tax expense (benefit)	2,076	1,355	(49)	681

Net income (loss)	3,304	2,155	(80)	1,083
Preferred dividends	(253)	(253)	(268)	(268)

Net income (loss) available to common stockholders	$3,051	$1,902	$(348)	$815

Earnings (loss) per share:
Basic income (loss) per share(1)	$0.16	$0.10	$(0.02)	$0.04

Diluted income (loss) per share(1)	$0.09	$0.06	$(0.02)	$0.03

Basic weighted average shares outstanding	19,036	19,036	19,142	19,142

Diluted weighted average shares outstanding	33,849	33,849	19,142	31,395

(1)	The sum of quarterly income per share may not equal annual income per share due to rounding and second quarter net loss.

Grand Canyon Education, Inc.
Notes to Financial Statements
(In thousands of dollars, except share and per share data)

	2008
	Third Quarter	Third Quarter	Fourth Quarter	Fourth Quarter
	As Reported	As Restated	As Reported	As Restated
Net revenue	$39,351	$40,420	$51,683	$50,555
Costs and expenses:
Instructional costs and services	12,967	13,097	17,455	17,289
Selling and promotional	18,562	18,600	19,516	19,480
General and administrative	5,032	5,032	10,833	10,833
Royalty to former owner	124	124	74	73

Total costs and expenses	36,685	36,853	47,878	47,675

Operating income (loss)	2,666	3,567	3,805	2,880
Net interest expense	(573)	(573)	(609)	(608)

Income (loss) before income taxes	2,093	2,994	3,196	2,272
Income tax expense (benefit)	841	1,193	987	627

Net income (loss)	1,252	1,801	2,209	1,645
Preferred dividends	(270)	(270)	(147)	(147)

Net income (loss) available to common stockholders	$982	$1,531	$2,062	$1,498

Earnings (loss) per share:
Basic income (loss) per share(1)	$0.05	$0.08	$0.07	$0.05

Diluted income (loss) per share(1)	$0.03	$0.05	$0.06	$0.04

Basic weighted average shares outstanding	19,219	19,219	31,240	31,240

Diluted weighted average shares outstanding	30,970	30,970	37,488	37,488

(1)	The sum of quarterly income per share may not equal annual income per share due to rounding and second quarter net loss.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure
None.
Item 9A. Controls and Procedures
Disclosure Controls and Procedures
We maintain disclosure controls and procedures designed to provide reasonable assurance that information required to be disclosed in reports filed under the Exchange Act is recorded, processed, summarized and reported within the specified time periods and accumulated and communicated to our management, including our Chief Executive Officer (“Principal Executive Officer”) and Chief Financial Officer (“Principal Financial Officer”), as appropriate, to allow timely decisions regarding required disclosure. We have established a Disclosure Committee, consisting of certain member of management, to assist in this evaluation. Our Disclosure Committee meets on a quarterly basis and more often if necessary.
Under the supervision and with the participation of our management, including our Principal Executive Officer and Principal Financial Officer, an evaluation was performed on the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(3) promulgated under the Exchange Act), as of the end of the period covered by this annual report. Based on that evaluation, our management, including the Principal Executive Officer and Principal Financial Officer, concluded that our disclosure controls and procedures were effective as of December 31, 2009.
Attached as exhibits to this Annual Report on Form 10-K are certifications of our Chief Executive Office and Chief Financial Officer, which are required in accordance with Rule 13a-14 of the Exchange Act. This Disclosure Controls and Procedures section includes information concerning management’s evaluation of disclosure controls and procedures referred to in those certifications and, as such, should be read in conjunction with the certifications of our Chief Executive Officer and Chief Financial Officer.
Management’s Report on Internal Control Over Financial Reporting
Management is responsible for establishing and maintaining effective internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles (“GAAP”).
Our internal control over financial reporting includes those policies and procedures that:
(i)	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets;
(ii)	provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that receipts and expenditures are being made only in accordance with authorizations of our management and directors; and
(iii)	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of our assets that could have a material effect on the financial statements.
Because of its inherent limitation, our internal control systems and procedures may not prevent or detect misstatements. An internal control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. Also, projections of any evaluation of effectiveness to future periods are subject to the risks that controls may become inadequate because of changes in condition, or that the degree of compliance with the policies and procedures may deteriorate.

Management performed an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2009, utilizing the criteria described in the “Internal Control-Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. The objective of this assessment was to determine whether our internal control over financial reporting was effective as of December 31, 2009. Based on our assessment, management believes that, as of December 31, 2009, the Company’s internal control over financial reporting is effective.
The effectiveness of our internal control over financial reporting has been audited by, Ernst & Young LLP, an independent registered public accounting firm, as stated in their attestation report which is included herein.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended December 31, 2009, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Item 9B. Other Information
None.
PART III
Item 10. Directors, Executive Officers and Corporate Governance
Information relating to our Board of Directors, Executive Officers, and Corporate Governance required by this item appears in our proxy statement, to be filed within 120 days of our fiscal year end (December 31, 2009) and such information is incorporated herein by reference.
Our employees must act ethically at all times and in accordance with the policies in our Code of Business Conduct and Ethics. We require full compliance with this policy from all designated employees including our Chief Executive Officer, Chief Financial Officer, and Chief Accounting Officer. We publish the policy, and any amendments or waivers to the policy, in the Corporate Governance section of our website located at www.gcu.edu/ Investor Relations/Corporate Governance.
The charters of our Audit Committee, Compensation Committee, and Nominating and Governance Committee are also available in the Corporate Governance section our website located at www.gcu.edu/ Investor Relations/Corporate Governance.
Item 11. Executive Compensation
Information relating to this item appears in our proxy statement, to be filed within 120 days of our fiscal year end (December 31, 2009) and such information is incorporated herein by reference.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Information relating to this item appears in our proxy statement , to be filed within 120 days of our fiscal year end (December 31, 2009) and such information is incorporated herein by reference.
Item 13. Certain Relationships and Related Transactions, and Director Independence
Information relating to this item appears in our proxy statement , to be filed within 120 days of our fiscal year end (December 31, 2009) and such information is incorporated herein by reference.
Item 14. Principal Accounting Fees and Services
Information relating to this item appears in our proxy statement , to be filed within 120 days of our fiscal year end (December 31, 2009) and such information is incorporated herein by reference.

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
3. Exhibits

Number	Description	Method of Filing

3.1	Amended and Restated Certificate of Incorporation	Incorporated by reference to Exhibit 3.1 to Amendment No. 6 to the Company’s Registration Statement on Form S-1 filed with the SEC on November 12, 2008.

3.2	Amended and Restated Bylaws	Incorporated by reference to Exhibit 3.2 to Amendment No. 6 to the Company’s Registration Statement on Form S-1 filed with the SEC on November 12, 2008.

4.1	Specimen of Stock Certificate	Incorporated by reference to Exhibit 4.1 to Amendment No. 2 to the Company’s Registration Statement on Form S-1 filed with the SEC on September 29, 2008.

4.2	Amended and Restated Investor Rights Agreement, dated September 17, 2008, by and among Grand Canyon Education, Inc. and the other parties named therein	Incorporated by reference to Exhibit 4.2 to Amendment No. 2 to the Company’s Registration Statement on Form S-1 filed with the SEC on September 29, 2008.

10.1	Amended and Restated Executive Employment Agreement, dated September 10, 2008, by and between Grand Canyon Education, Inc. and Brent Richardson†	Incorporated by reference to Exhibit 10.1 to Amendment No. 2 to the Company’s Registration Statement on Form S-1 filed with the SEC on September 29, 2008.

10.2	Amended and Restated Executive Employment Agreement, dated September 10, 2008, by and between Grand Canyon Education, Inc. and Christopher Richardson†	Incorporated by reference to Exhibit 10.2 to Amendment No. 2 to the Company’s Registration Statement on Form S-1 filed with the SEC on September 29, 2008.

10.3	Executive Employment Agreement, dated September 1, 2008, by and between Grand Canyon Education, Inc. and Kathy Player†	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on March 25, 2009.

Number	Description	Method of Filing

10.4	2008 Equity Incentive Plan†	Incorporated by reference to Exhibit 10.4 to Amendment No. 2 to the Company’s Registration Statement on Form S-1 filed with the SEC on September 29, 2008.

10.5	2008 Employee Stock Purchase Plan†	Incorporated by reference to Exhibit 10.5 to Amendment No. 2 to the Company’s Registration Statement on Form S-1 filed with the SEC on September 29, 2008.

10.6	License Agreement, dated June 30, 2004, by and between Blanchard Education, LLC and Significant Education, LLC	Incorporated by reference to Exhibit 10.15 to the Company’s Registration Statement on Form S-1 filed with the SEC on May 13, 2008.

10.7	Letter Agreement, dated February 6, 2006, by and between The Ken Blanchard Companies and Grand Canyon University	Incorporated by reference to Exhibit 10.16 to the Company’s Registration Statement on Form S-1 filed with the SEC on May 13, 2008.

10.8	Amendment to License Agreement, dated May 8, 2008, by and between Blanchard Education, LLC and Grand Canyon Education, Inc.	Incorporated by reference to Exhibit 10.17 to the Company’s Registration Statement on Form S-1 filed with the SEC on May 13, 2008.

10.9	Collaboration Agreement, dated July 11, 2005, by and between Mind Streams, LLC and Significant Education, LLC (as supplemented by Project One and Project Two)	Incorporated by reference to Exhibit 10.18 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 filed with the SEC on August 13, 2008.

10.10	Executive Employment Agreement, dated June 25, 2008, by and between Grand Canyon Education, Inc. and Daniel E. Bachus†	Incorporated by reference to Exhibit 10.19 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 filed with the SEC on August 13, 2008.

10.11	Executive Employment Agreement, dated June 25, 2008, by and between Grand Canyon Education, Inc. and Brian E. Mueller†	Incorporated by reference to Exhibit 10.20 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 filed with the SEC on August 13, 2008.

10.12	Executive Employment Agreement, dated June 25, 2008, by and between Grand Canyon Education, Inc. and W. Stan Meyer†	Incorporated by reference to Exhibit 10.21 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 filed with the SEC on August 13, 2008.

10.13	Form of Director and Officer Indemnity Agreement	Incorporated by reference to Exhibit 10.21 to Amendment No. 2 to the Company’s Registration Statement on Form S-1 filed with the SEC on September 29, 2008.

10.14	Purchase and Sale Agreement, dated April 27, 2009, by and among Grand Canyon Education, Inc., Spirit Master Funding, LLC, and Spirit Management Company	Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on August 3, 2009.

10.15	Loan Agreement, dated April 27, 2009, by and between Grand Canyon Education, Inc. and Bank of America, N.A.	Incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on August 3, 2009.

10.16	Employment Agreement, dated September 16, 2009, by and between Grand Canyon Education, Inc. and Joseph N. Mildenhall†	Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on November 4, 2009.

23.1	Consent of Independent Registered Public Accounting Firm	Filed herewith.

24.1	Power of Attorney	See signature page.

Number	Description	Method of Filing

31.1	Certification of the Chief Executive Officer Pursuant to Rule 13a-14(a) and 15d-14(a) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith.

31.2	Certification of the Chief Financial Officer Pursuant to Rule 13a-14(a) and 15d-14(a) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith.

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002††	Filed herewith.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002††	Filed herewith.

Significant Education, LLC is the predecessor to Significant Education, Inc., which is the former name of Grand Canyon Education, Inc.

†	Indicates a management contract or any compensatory plan, contract or arrangement.

††	This certification is being furnished solely to accompany this report pursuant to 18 U.S.C. Section 1350, and is not being filed for purposes of Section 18 of the Exchange Act, and is not to be incorporated by reference into any filings of the Company, whether made before or after the date hereof, regardless of any general incorporation language in such filing.

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

Signature	Title	Date

/s/ Brian E. Mueller Brian E. Mueller	Chief Executive Officer and Director (Principal Executive Officer)	February 18, 2010

/s/ Daniel E. Bachus Daniel E. Bachus	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	February 18, 2010

/s/ Brent D. Richardson Brent D. Richardson	Executive Chairman	February 18, 2010

/s/ Christopher C. Richardson Christopher C. Richardson	Director	February 18, 2010

/s/ David J. Johnson David J. Johnson	Director	February 18, 2010

/s/ Jack A. Henry Jack A. Henry	Director	February 18, 2010

/s/ Jerry Colangelo Jerry Colangelo	Director	February 18, 2010

/s/ D. Mark Dorman D. Mark Dorman	Director	February 18, 2010

/s/ Chad N. Heath Chad N. Heath	Director	February 18, 2010

EXHIBIT INDEX

Number	Description	Method of Filing

3.1	Amended and Restated Certificate of Incorporation	Incorporated by reference to Exhibit 3.1 to Amendment No. 6 to the Company’s Registration Statement on Form S-1 filed with the SEC on November 12, 2008.

3.2	Amended and Restated Bylaws	Incorporated by reference to Exhibit 3.2 to Amendment No. 6 to the Company’s Registration Statement on Form S-1 filed with the SEC on November 12, 2008.

4.1	Specimen of Stock Certificate	Incorporated by reference to Exhibit 4.1 to Amendment No. 2 to the Company’s Registration Statement on Form S-1 filed with the SEC on September 29, 2008.

4.2	Amended and Restated Investor Rights Agreement, dated September 17, 2008, by and among Grand Canyon Education, Inc. and the other parties named therein	Incorporated by reference to Exhibit 4.2 to Amendment No. 2 to the Company’s Registration Statement on Form S-1 filed with the SEC on September 29, 2008.

10.1	Amended and Restated Executive Employment Agreement, dated September 10, 2008, by and between Grand Canyon Education, Inc. and Brent Richardson†	Incorporated by reference to Exhibit 10.1 to Amendment No. 2 to the Company’s Registration Statement on Form S-1 filed with the SEC on September 29, 2008.

10.2	Amended and Restated Executive Employment Agreement, dated September 10, 2008, by and between Grand Canyon Education, Inc. and Christopher Richardson†	Incorporated by reference to Exhibit 10.2 to Amendment No. 2 to the Company’s Registration Statement on Form S-1 filed with the SEC on September 29, 2008.

10.3	Executive Employment Agreement, dated September 1, 2008, by and between Grand Canyon Education, Inc. and Kathy Player†	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on March 25, 2009.

10.4	2008 Equity Incentive Plan†	Incorporated by reference to Exhibit 10.4 to Amendment No. 2 to the Company’s Registration Statement on Form S-1 filed with the SEC on September 29, 2008.

10.5	2008 Employee Stock Purchase Plan†	Incorporated by reference to Exhibit 10.5 to Amendment No. 2 to the Company’s Registration Statement on Form S-1 filed with the SEC on September 29, 2008.

10.6	License Agreement, dated June 30, 2004, by and between Blanchard Education, LLC and Significant Education, LLC	Incorporated by reference to Exhibit 10.15 to the Company’s Registration Statement on Form S-1 filed with the SEC on May 13, 2008.

10.7	Letter Agreement, dated February 6, 2006, by and between The Ken Blanchard Companies and Grand Canyon University	Incorporated by reference to Exhibit 10.16 to the Company’s Registration Statement on Form S-1 filed with the SEC on May 13, 2008.

10.8	Amendment to License Agreement, dated May 8, 2008, by and between Blanchard Education, LLC and Grand Canyon Education, Inc.	Incorporated by reference to Exhibit 10.17 to the Company’s Registration Statement on Form S-1 filed with the SEC on May 13, 2008.

10.9	Collaboration Agreement, dated July 11, 2005, by and between Mind Streams, LLC and Significant Education, LLC (as supplemented by Project One and Project Two)	Incorporated by reference to Exhibit 10.18 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 filed with the SEC on August 13, 2008.

Number	Description	Method of Filing

10.10	Executive Employment Agreement, dated June 25, 2008, by and between Grand Canyon Education, Inc. and Daniel E. Bachus†	Incorporated by reference to Exhibit 10.19 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 filed with the SEC on August 13, 2008.

10.11	Executive Employment Agreement, dated June 25, 2008, by and between Grand Canyon Education, Inc. and Brian E. Mueller†	Incorporated by reference to Exhibit 10.20 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 filed with the SEC on August 13, 2008.

10.12	Executive Employment Agreement, dated June 25, 2008, by and between Grand Canyon Education, Inc. and W. Stan Meyer†	Incorporated by reference to Exhibit 10.21 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 filed with the SEC on August 13, 2008.

10.13	Form of Director and Officer Indemnity Agreement	Incorporated by reference to Exhibit 10.21 to Amendment No. 2 to the Company’s Registration Statement on Form S-1 filed with the SEC on September 29, 2008.

10.14	Purchase and Sale Agreement, dated April 27, 2009, by and among Grand Canyon Education, Inc., Spirit Master Funding, LLC, and Spirit Management Company	Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on August 3, 2009.

10.15	Loan Agreement, dated April 27, 2009, by and between Grand Canyon Education, Inc. and Bank of America, N.A.	Incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on August 3, 2009.

10.16	Employment Agreement, dated September 16, 2009, by and between Grand Canyon Education, Inc. and Joseph N. Mildenhall†	Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on November 4, 2009.

23.1	Consent of Independent Registered Public Accounting Firm	Filed herewith.

24.1	Power of Attorney	See signature page.

31.1	Certification of the Chief Executive Officer Pursuant to Rule 13a-14(a) and 15d-14(a) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith.

31.2	Certification of the Chief Financial Officer Pursuant to Rule 13a-14(a) and 15d-14(a) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith.

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002††	Filed herewith.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002††	Filed herewith.

Significant Education, LLC is the predecessor to Significant Education, Inc., which is the former name of Grand Canyon Education, Inc.

†	Indicates a management contract or any compensatory plan, contract or arrangement.

††	This certification is being furnished solely to accompany this report pursuant to 18 U.S.C. Section 1350, and is not being filed for purposes of Section 18 of the Exchange Act, and is not to be incorporated by reference into any filings of the Company, whether made before or after the date hereof, regardless of any general incorporation language in such filing.