Form 10-Q
period 2010-03-31
Grand Canyon Education, Inc.
filed 2010-05-04
CIK 1434588

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2010
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

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☑
The total number of shares of common stock outstanding as of April 30, 2010, was 45,702,415.

GRAND CANYON EDUCATION, INC.
FORM 10-Q
INDEX

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements
GRAND CANYON EDUCATION, INC.
Income Statements
(Unaudited)

	Three Months Ended
	March 31,
(In thousands, except per share data)	2010	2009
Net revenue	$89,326	$55,459
Costs and expenses:
Instructional costs and services	31,812	17,968
Selling and promotional, including $2,347 and $1,516 to related parties for March 31, 2010 and 2009, respectively	26,876	19,575
General and administrative	10,878	8,833
Exit costs	89	—
Royalty to former owner	74	74

Total costs and expenses	69,729	46,450

Operating income	19,597	9,009
Interest expense	(344)	(667)
Interest income	61	109

Income before income taxes	19,314	8,451
Income tax expense	7,834	3,376

Net income	$11,480	$5,075

Earnings per share:
Basic income per share	$0.25	$0.11

Diluted income per share	$0.25	$0.11

Basic weighted average shares outstanding	45,674	45,474

Diluted weighted average shares outstanding	46,325	45,821

The accompanying notes are an integral part of these financial statements.

GRAND CANYON EDUCATION, INC.
Balance Sheets

	March 31,	December 31,
(In thousands, except share data)	2010	2009
	(Unaudited)
ASSETS:
Current assets
Cash and cash equivalents	$97,883	$62,571
Restricted cash, cash equivalents and investments (of which $170 is unrestricted at December 31, 2009)	6,203	3,403
Accounts receivable, net of allowance for doubtful accounts of $7,848 and $7,553 at March 31, 2010 and December 31, 2009, respectively	13,890	13,802
Deferred income taxes	7,146	6,685
Other current assets	4,269	3,785

Total current assets	129,391	90,246
Property and equipment, net	75,127	67,370
Investments	—	360
Prepaid royalties	7,128	7,311
Goodwill	2,941	2,941
Deferred income taxes	5,633	5,956
Other assets	1,749	554

Total assets	$221,969	$174,738

LIABILITIES AND STOCKHOLDERS’ EQUITY:
Current liabilities
Accounts payable	$9,317	$8,762
Accrued liabilities	23,127	18,103
Accrued estimated litigation loss	5,200	5,200
Accrued exit costs	353	832
Income taxes payable	8,253	2,261
Deferred revenue and student deposits	45,283	23,204
Due to related parties	2,574	1,174
Current portion of capital lease obligations	725	751
Current portion of notes payable	2,121	2,105

Total current liabilities	96,953	62,392
Capital lease obligations, less current portion	692	868
Notes payable, less current portion and other	25,188	25,450

Total liabilities	122,833	88,710

Commitments and contingencies
Stockholders’ equity
Preferred stock, $0.01 par value, 10,000,000 shares authorized; 0 shares issued and outstanding at March 31, 2010 and December 31, 2009	—	—
Common stock, $0.01 par value, 100,000,000 shares authorized; 45,702,415 and 45,657,946 shares issued and outstanding at March 31, 2010 and December 31, 2009, respectively	457	457
Additional paid-in capital	71,898	70,100
Accumulated other comprehensive loss	(314)	(144)
Accumulated earnings	27,095	15,615

Total stockholders’ equity	99,136	86,028

Total liabilities and stockholders’ equity	$221,969	$174,738

The accompanying notes are an integral part of these financial statements.

GRAND CANYON EDUCATION, INC.
Statement of Stockholders’ Equity
(In thousands, except share data)
(Unaudited)

				Accumulated
			Additional	Other
	Common Stock		Paid-in	Comprehensive	Accumulated
	Shares	Par Value	Capital	Loss	Earnings	Total
Balance at December 31, 2009	45,657,946	$457	$70,100	$(144)	$15,615	$86,028
Net income	—	—	—	—	11,480	11,480
Unrealized loss on hedging derivatives, net of taxes of $98				(147)		(147)
Unrealized losses on available for-sale securities, net of taxes of $3	—	—	—	(4)	—	(4)
Reclassification of realized gains on available for-sale securities, net of taxes of $12	—	—	—	(19)	—	(19)

Comprehensive income						11,310
Exercise of stock options	41,855	—	502	—	—	502
Excess tax benefits from share-based compensation	—	—	259	—	—	259
Share-based compensation	2,614	—	1,037	—	—	1,037

Balance at March 31, 2010	45,702,415	$457	$71,898	$(314)	$27,095	$99,136

The accompanying notes are an integral part of these financial statements.

GRAND CANYON EDUCATION, INC.
Statements of Cash Flows
(Unaudited)

	Three Months Ended March 31,
(In thousands)	2010	2009
		Restated
Cash flows provided by operating activities:
Net income	$11,480	$5,075
Adjustments to reconcile net income to net cash provided by operating activities:
Share-based compensation	1,037	764
Excess tax benefits from share-based compensation	(492)	(9)
Amortization of debt issuance costs	16	—
Provision for bad debts	4,774	3,295
Depreciation and amortization	2,661	1,632
Exit costs	(479)	—
Deferred income taxes	(27)	(79)
Other	(39)	(14)
Changes in assets and liabilities:
Accounts receivable	(4,862)	(4,362)
Prepaid expenses and other	(1,655)	185
Due to/from related parties	1,400	1,210
Accounts payable	1,912	2,435
Accrued liabilities	5,024	1,920
Income taxes payable	6,251	3,381
Deferred revenue and student deposits	22,079	21,142

Net cash provided by operating activities	49,080	36,575

Cash flows used in investing activities:
Capital expenditures	(11,591)	(4,500)
Change in restricted cash and cash equivalents	(2,931)	1,187
Purchases of investments	—	(11)
Proceeds from sale or maturity of investments	487	—

Net cash used in investing activities	(14,035)	(3,324)

Cash flows provided by (used in) financing activities:
Principal payments on notes payable and capital lease obligations	(727)	(384)
Excess tax benefits from share-based compensation	492	9
Net proceeds from exercise of stock options	502	247

Net cash provided by (used in) financing activities	267	(128)

Net increase in cash and cash equivalents	35,312	33,123
Cash and cash equivalents, beginning of period	62,571	35,152

Cash and cash equivalents, end of period	$97,883	$68,275

Supplemental disclosure of cash flow information
Cash paid for interest	$195	$673
Cash paid for income taxes	$1,598	$138
Supplemental disclosure of non-cash investing and financing activities
Purchase of equipment through capital lease obligations	$—	$2,116
Purchases of property and equipment included in accounts payable	$(1,357)	$658
Tax benefit of Spirit warrant intangible	$259	$4,107
The accompanying notes are an integral part of these financial statements.

GRAND CANYON EDUCATION, INC.
Notes to Financial Statements
(In thousands, except share and per share data)
(Unaudited)
1. Nature of Business
Grand Canyon Education, Inc. (the “Company”) is a regionally accredited provider of online postsecondary education services focused on offering graduate and undergraduate degree programs in its core disciplines of education, business, healthcare, and liberal arts. In addition to online programs, the Company offers courses at its campus in Phoenix, Arizona and onsite at the facilities of employers. The Company is accredited by The Higher Learning Commission of the North Central Association of Colleges and Schools.
2. Summary of Significant Accounting Policies
Unaudited Interim Financial Information
The accompanying unaudited interim financial statements of the Company have been prepared in accordance with U.S. generally accepted accounting principles, consistent in all material respects with those applied in its financial statements included in its Annual Report on Form 10-K for the fiscal year ended December 31, 2009. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. Such interim financial information is unaudited but reflects all adjustments that in the opinion of management are necessary for the fair presentation of the interim periods presented. Interim results are not necessarily indicative of results for a full year. This Quarterly Report on Form 10-Q should be read in conjunction with the Company’s audited financial statements and footnotes included in its Annual Report on Form 10-K for the fiscal year ended December 31, 2009 from where the December 31, 2009 balance sheet information was derived.
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
On June 30, 2009, the Company entered into two derivative agreements to manage its 30 Day LIBOR interest exposure related to its variable rate debt, which commenced in April 2009 and matures in April 2014. The fair value for the interest rate corridor was determined using a hypothetical derivative transaction and Level 2 of the hierarchy of valuation inputs. The fair value as of March 31, 2010 and December 31, 2009 was $73 and $113, respectively, and this derivative asset is included in other assets. The fair value of the forward starting interest rate swap is a liability of $432 and $228 as of March 31, 2010 and December 31, 2009, respectively, and is included in long term notes payable and other. These derivative instruments were designated as cash flow hedges of variable rate debt obligations. The adjustment of $246 in the first quarter of 2010 for the effective portion of the loss on the derivatives is included as a component of other comprehensive income, net of taxes.
The interest rate corridor instrument hedges variable interest rate risk starting July 1, 2009 through April 30, 2014 with a notional amount of $12.1 million as of March 31, 2010. The corridor instrument permits the Company to hedge its interest rate risk at several thresholds; the Company will pay variable interest rates based on the 30 Day LIBOR rates monthly until that index reaches 4%. If 30 Day LIBOR is equal to 4% through 6%, the Company will pay 4%. If 30 Day LIBOR exceeds 6%, the Company will pay actual 30 Day LIBOR less 2%. This reduces the Company’s exposure to potential increases in interest rates.
The forward starting interest rate swap commences on May 1, 2010 and continues each month thereafter until April 30, 2014 and has an initial notional amount of $12.0 million. The Company will receive 30 Day LIBOR and pay 3.245% fixed interest on the amortizing notional amount. Therefore, the Company has hedged its exposure to future variable rate cash flows through April 30, 2014. The forward interest rate swap is not subject to a master netting arrangement and no collateral has been called or posted by the counterparty. Such collateral, if called by the counterparty, would be included in the restricted cash and cash equivalent balances.
As of March 31, 2010 no derivative ineffectiveness was identified. Any ineffectiveness in the Company’s derivative instruments designated as hedges would be reported in Interest expense in the statement of operations. At March 31, 2010, the Company is not expected to reclassify gains or losses on derivative instruments from accumulated other comprehensive (loss) income into earnings during the next 12 months.
Fair Value of Financial Instruments
As of March 31, 2010, the carrying value of cash and cash equivalents, accounts receivable, account payable and accrued expenses approximate their fair value based on the liquidity or the short-term maturities of these instruments. The carrying value of debt approximates fair value as it is based on variable rate index. The carrying value of capital lease obligations approximate fair value based upon market interest rates available to the Company for debt of similar risk and maturities. The fair value of investments was determined using Level 1 of the hierarchy of valuation inputs, with the use of observable market prices in the active market. The Company’s investment portfolio is primarily comprised of money market funds with AAA rating at more than one financial institution. Derivative financial instruments are carried at fair value, determined using Level 2 of the hierarchy of valuation inputs, with the use of inputs other than quoted prices that are observable for the asset or liability. See Note 2, Summary of Significant Accounting Policies — Derivatives and Hedging.

GRAND CANYON EDUCATION, INC.
Notes to Financial Statements
(In thousands, except share and per share data)
(Unaudited)
Exit Costs
In November 2009, the Company finalized a plan to centralize its student services operations in Arizona and, as a result, closed its student services facility in Utah. The exit costs expected to be incurred in connection with this decision have been expensed and are presented separately on the income statement. The costs incurred include severance payments; relocation expense; future lease payments, net of estimated sublease rentals; and the write off of leasehold improvements associated with this leased space.
The following is a summary of our exit activities:

	Accrued Exit Costs			Accrued Exit
	at December 31,			Costs at March
	2009	Exit Costs	Payments to Date	31, 2010
Severance payments	$503	$—	$(503)	$—
Future lease payments, net of estimated sublease rentals	288	89	(64)	313
Leasehold improvements and other	41	—	(1)	40

Total	$832	$89	$(568)	$353

Comprehensive Income
Total comprehensive income includes net income and other comprehensive income (loss), which consists of unrealized gains and losses on available-for-sale investments and the effective portion of the change in fair value of qualifying hedge instruments. Total comprehensive income for the three months ended March 31, 2010 and 2009 was $11,310 and $5,080 (see Note 3), respectively.
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
Reclassifications
Certain reclassifications have been made to the prior period balances to conform to the current period.
Recent Accounting Pronouncements
In January 2010, previously released guidance on fair value measurements and disclosures was amended. The amendment requires disclosure of transfers into and out of Level 1 and Level 2 fair value measurements, and also requires more detail disclosure about the activity within Level 3 fair value measurements. The guidance became effective for our interim and annual reporting periods beginning January 1, 2010. The adoption had no impact on the Company’s financial position or results of operations.
In February 2010, the FASB issued new guidance relating to subsequent events. This update removes the requirement for an SEC filer to disclose the date through which subsequent events have been evaluated and became effective for our interim and annual reporting periods beginning January 1, 2010. The adoption had no impact on the Company’s financial position or results of operations.
In June 2009, the FASB set forth certain requirements to improve the financial reporting by enterprises involved with variable interest entities and to provide more relevant information to users of financial statements. This guidance became effective for our interim and annual reporting periods beginning January 1, 2010. The adoption had no impact on the Company’s financial position or results of operations.
Also in June 2009, the FASB provided guidance to improve transparency of financial assets and a transferor’s continuing involvement, if any, with transferred financial assets. This guidance became effective for our interim and annual reporting periods beginning January 1, 2010. The adoption had no impact on the Company’s financial position or results of operations.
3. Restatement of Financial Statements
As a result of an increase in the number of start dates for courses offered to the Company’s students for the 2009-2010 academic year and in preparation for the Company’s conversion from a term-based to a non-term, borrower-based financial aid system, on July 1, 2009 the Company refined its revenue recognition methodology to recognize tuition revenue and most fees on a daily basis over the applicable period of instruction (the “days approach”). Previously, the Company recognized tuition revenue and most fees monthly over the applicable period of instruction (the “monthly approach”), which the Company believed resulted in revenue being recognized on a basis materially consistent with the days approach. However, upon adoption of the days approach, the Company noticed that while the monthly approach recognized revenue on a basis that materially approximated the annual revenue recognized under the days approach, it created materially different results in certain interim periods. Those differences were primarily the result of the timing of the start of the terms and scheduled breaks. As a result, in the Company’s 2009 Annual Report on Form 10-K the Company presented restated quarterly statements of operations for all periods prior to July 1, 2009 as a correction of an error to reflect revenue as if it had been recorded under the days approach for all prior interim periods. That restatement also reflected adjustments to the timing of certain expenses, including salaries and benefits for faculty, revenue share and royalty arrangements and prior to its termination, the royalty payment to the former owner, to recognize those expenses as incurred on a basis commensurate with the term of the related course. The quarterly amounts for the period ended March 31, 2009, included herein, reflect amounts that would have been recorded had the days approach been used to recognize revenue and related expenses during such period.

GRAND CANYON EDUCATION, INC.
Notes to Financial Statements
(In thousands, except share and per share data)
(Unaudited)
The Company has restated the accompanying statement of cash flows for the quarter ended March 31, 2009 to reflect the restated net income and changes in operating liabilities, however net cash provided by operating activities remained the same on a restated basis. Other comprehensive income was previously $6,909 and has been restated (see Note 2) to $5,080.
4. Earnings Per Share
Basic earnings per common share is calculated by dividing net income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per common share reflects the assumed conversion of all potentially dilutive securities, consisting of stock options, for which the estimated fair value exceeds the exercise price, less shares which could have been purchased with the related proceeds, unless anti-dilutive. For employee equity awards, repurchased shares are also included for any unearned compensation adjusted for tax.
The table below reflects the calculation of the weighted average number of common shares outstanding, on an as if converted basis, used in computing basic and diluted earnings per common share.

	Three Months Ended March 31,
	2010	2009
Denominator:

Basic weighted average shares outstanding	45,673,917	45,474,318

Effect of dilutive stock options and restricted stock	650,856	347,000

Diluted weighted average shares outstanding	46,324,773	45,821,318

5. Valuation and Qualifying Accounts

	Balance at			Balance at
	Beginning of	Charged to		End of
	Period	Expense	Deductions(1)	Period
Allowance for doubtful accounts receivable:
Three months ended March 31, 2010	$7,553	4,774	(4,479)	$7,848
Three months ended March 31, 2009	$6,356	3,295	(3,583)	$6,068

(1)	Deductions represent accounts written off, net of recoveries.
6. Accrued Liabilities
Accrued liabilities consist of the following:

	March 31,	December 31,
	2010	2009
Accrued compensation and benefits	$15,478	$11,898
Accrued interest	92	94
Deferred rent	238	244
Tax reserves, non-income tax related	501	229
Tax reserves, income tax related	631	568
Other accrued expenses	6,187	5,070

	$23,127	$18,103

7. Commitments and Contingencies
Leases
The Company leases certain land, buildings and equipment under non-cancelable operating leases expiring at various dates through 2023. Future minimum lease payments under operating leases due each year are as follows at March 31, 2010:

2010	$2,851
2011	3,789
2012	3,353
2013	3,582
2014	3,333
Thereafter	12,545

Total minimum payments	$29,453

Total rent expense and related taxes and operating expenses under operating leases for the three months ended March 31, 2010 and 2009 were $1,084 and $1,135, respectively.

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
On August 14, 2008, the U. S. Department of Education, Office of Inspector General (“OIG”) served an administrative subpoena on the Company requiring it to provide certain records and information related to performance reviews and salary adjustments for all of its enrollment counselors and managers from January 1, 2004 to August 2008. The Company is cooperating with the OIG to facilitate its investigation and has completed its rolling responsive document production, which commenced in September 2008. Under the terms of the proposed settlement of the qui tam litigation that the Company and the qui tam relator submitted to the Court for approval on April 28, 2010 (described below), the OIG investigation would be resolved. The proposed settlement is subject to Court approval and the United States will have an opportunity to object the proposed settlement. The Company cannot presently predict the ultimate outcome of the OIG investigation, including any liability or other sanctions that may result, or the outcome of the proposed settlement.
On September 11, 2008, the Company was served with a qui tam lawsuit that had been filed against the Company in August 2007 in the United States District Court for the District of Arizona (the “Court”) by a then-current employee on behalf of the federal government. All proceedings in the lawsuit had been under seal until September 5, 2008, when the court unsealed the first amended complaint, which was filed on August 11, 2008. A qui tam case is a civil lawsuit brought under the federal False Claims Act by one or more individuals (a “relator”) on behalf of the federal government for an alleged submission to the government of a false claim for payment. The qui tam lawsuit alleges, among other things, that the Company violated the False Claims Act by knowingly making false statements, and submitting false records or statements, from at least 2001 to the present, to get false or fraudulent claims paid or approved, and asserts that the Company improperly compensated certain of its enrollment counselors in violation of the Title IV law governing compensation of such employees, and as a result, improperly received Title IV program funds. The complaint specifically alleges that some of the Company’s compensation practices with respect to its enrollment personnel, including providing non-cash awards, have violated the Title IV law governing compensation. While the Company believes that the compensation policies and practices at issue in the complaint have not been based on success in enrolling students in violation of applicable law, the Department of Education’s regulations and interpretations of the incentive compensation law do not establish clear criteria for compliance in all circumstances, and some of these practices, including the provision of non-cash awards, are not within the scope of any explicit “safe harbor” provided in the compensation regulations. The complaint seeks treble the amount of unspecified damages sustained by the federal government in connection with the Company’s receipt of Title IV funding, a civil penalty for each violation of the False Claims Act, attorneys’ fees, costs, and interest. The Company filed a motion to dismiss this case in November 2008, which was denied by the court in February 2009. The Company cannot presently predict the ultimate outcome of this qui tam case or any liability or other sanctions that may result.
Pursuant to the court’s mandatory scheduling order, the Company entered into settlement discussions with respect to the qui tam matter with the relator. In connection with such discussions, in October 2009 the Company reached a settlement in principle with the relator pursuant to which the Company has agreed to pay $5,200 to finally resolve the qui tam case and thereby avoid the cost and distraction of a potentially protracted trial. Thus, in the third quarter of 2009, the Company accrued $5,200 for the estimated litigation loss. On April 28, 2010, the Company and the relator submitted a proposed settlement agreement to the Court for approval. Under a scheduling order set by the Court, the United States may file any objections it has to the proposed settlement on or before May 28, 2010. The settlement agreement, and the ultimate dismissal of the action is subject to the Court’s approval and the Court has the authority to approve the proposed settlement over the United States’ objections, if any. The Court has set a hearing on approval, modification, or rejection of the proposed settlement for June 10, 2010. Should the parties fail to conclude the settlement on the proposed or other terms, the Company intends to vigorously defend this lawsuit.
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
Tax Reserves, Non-Income Tax Related
From time to time the Company has exposure to various non-income tax related matters that arise in the ordinary course of business. At March 31, 2010 and December 31, 2009, the Company had reserved approximately $501 and $229, respectively, for tax matters where its ultimate exposure is considered probable and the potential loss can be reasonably estimated.
8. Income Taxes
The Company’s uncertain tax positions are related to tax years that remain subject to examination by tax authorities. As of December 31, 2009, the earliest tax year still subject to examination for federal and state purposes was 2005. During 2008, the IRS commenced an examination of the Company’s 2005 income tax return and subsequently opened 2006 for examination. The Company is in the process of finalizing the federal income tax audits of 2005 and 2006 and as a result of the audit findings, will pay $67 and $20 in tax and interest, respectively, for 2005 and $159 and $31 in tax and interest, respectively, for 2006 during the second quarter of 2010.

GRAND CANYON EDUCATION, INC.
Notes to Financial Statements
(In thousands, except share and per share data)
(Unaudited)
9. Share-Based Compensation
On September 27, 2008 the Company’s shareholders approved the adoption of the 2008 Equity Incentive Plan (“Incentive Plan”) and the 2008 Employee Stock Purchase (“ESPP”). A total of 4,199,937 shares of the Company’s common stock were originally authorized for issuance under the Incentive Plan. On January 1, 2010 and 2009 and in accordance with the terms of the Incentive Plan, the number of shares authorized for issuance under the Incentive Plan automatically increased by 2.5% of the number of shares of common stock issued and outstanding on December 31, 2009 and 2008, or 1,141,449 shares and 1,136,629 shares, respectively, raising the total number of shares of common stock authorized for issuance under the Incentive Plan to 6,478,015 shares. On February 22, 2010, the Company filed a Form S-8 to register the additional shares authorized for issuance on January 1, 2010 and 2009 under the Incentive Plan. Although the ESPP has not yet been implemented, a total of 1,049,984 shares of the Company’s common stock have been authorized for sale under the ESPP.
A summary of the activity related to stock options granted under the Company’s Incentive Plan since December 31, 2009 is as follows:

	Summary of Stock Options Outstanding
		Weighted	Weighted
		Average	Average
		Exercise	Remaining	Aggregate
	Total	Price per	Contractual	Intrinsic
	Shares	Share	Term (Years)	Value ($)(1)
Outstanding as of December 31, 2009	3,349,996	12.30

Granted	848,800	21.10
Exercised	(41,855)	12.00
Forfeited, canceled or expired	(16,585)	15.21

Outstanding as of March 31, 2010	4,140,356	$14.10	8.93	$49,850

Exercisable as of March 31, 2010	1,054,421	$12.01	8.64	$14,899

Available for issuance as of March 31, 2010	2,026,283

(1)	Aggregate intrinsic value represents the value of our closing stock price on March 31, 2010 ($26.14) in excess of the exercise price multiplied by the number of options outstanding or exercisable.
Share-based Compensation Expense
The table below outlines share-based compensation expense for the quarter ended March 31, 2010 and 2009 related to restricted stock and stock options granted:

	2010	2009
Instructional costs and services	$379	$83
Selling and promotional	37	35
General and administrative	621	646

Share-based compensation expense included in operating expenses	1,037	764
Tax effect of share-based compensation	(415)	(306)

Share-based compensation expense, net of tax	$622	$458

Restricted Stock Grants
On March 3, 2009, the Company granted 2,614 shares of common stock with a fair value of $15.30 per share, to certain members of the Company’s board of directors. The restricted shares have voting rights and vested on March 3, 2010.
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
To participate in the Title IV programs, an institution must be authorized to offer its programs of instruction by the relevant agency of the state in which it is located, accredited by an accrediting agency recognized by the Department of Education and certified as eligible by the Department of Education. The Department of Education will certify an institution to participate in the Title IV programs only after the institution has demonstrated compliance with the Higher Education Act and the Department of Education’s extensive regulations regarding institutional eligibility. An institution must also demonstrate its compliance to the Department of Education on an ongoing basis. The Company submitted its application for recertification in March 2008 in anticipation of the expiration of its provisional certification on June 30, 2008. The Department of Education did not make a decision on the Company’s recertification application by June 30, 2008, and therefore the Company’s participation in the Title IV programs has been automatically extended on a month-to-month basis until the Department of Education makes its decision. As of December 31, 2009 and March 31, 2010, management believes the Company is in compliance with the applicable regulations in all material respects.
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
Forward-looking statements speak only as of the date the statements are made. Factors that could cause actual results to differ from those discussed in the forward-looking statements include, but are not limited to, those described in “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2009, as updated in our subsequent reports filed with the Securities and Exchange Commission (“SEC”), including any updates found in Part II, Item 1A of this or other reports on Form 10-Q. You should not put undue reliance on any forward-looking statements. We assume no obligation to update forward-looking statements to reflect actual results, changes in assumptions, or changes in other factors affecting forward-looking information, except to the extent required by applicable securities laws. If we do update one or more forward-looking statements, no inference should be drawn that we will make additional updates with respect to those or other forward-looking statements.

Overview
We are a regionally accredited provider of online postsecondary education services focused on offering graduate and undergraduate degree programs in our core disciplines of education, business, healthcare, and liberal arts. In addition to our online programs, we offer ground programs at our traditional campus in Phoenix, Arizona and onsite at the facilities of employers. In February 2004, several of our current stockholders acquired the assets of the school and converted its operations to a for-profit institution. Since then, we have enhanced our senior management team, expanded our online platform, increased our program offerings, and initiated a marketing and branding effort to further differentiate us in the markets in which we operate. We have also made investments to enhance our ground campus and student and technology support services. We believe the changes we have instituted, combined with our management expertise, provide a platform that will support continued enrollment and revenue growth.
At March 31, 2010, we had approximately 38,900 students, an increase of 36.8% over the approximately 28,400 students we had at March 31, 2009. At March 31, 2010, 92.1% of our students were enrolled in our online programs, and 43.4% of our online students were pursuing master’s or doctoral degrees. In addition, revenue per student increased between periods as we increased tuition prices for students in our online and professional studies programs by 2.3% to 15.5% for our 2009-10 academic year, depending on the program, with an estimated blended rate increase of 5.0%, as compared to tuition price increases of 5.0% to 5.3% for the prior academic year. Tuition for our traditional ground programs increased 6.6% for our 2009-10 academic year, as compared to a tuition price increase of 11.2% for the prior academic year. In addition, we experienced an increase in the number of students taking 4 credit courses between years. Operating income was $19.6 million for the quarter ended March 31, 2010, an increase of $10.6 million over the $9.0 million in operating income for the quarter ended March 31, 2009.
As part of our transition from a “term-based” financial aid system (where all students, including online students, begin programs and are eligible to receive financial aid at periodic start dates pursuant to a calendar-based term system) to a “borrower-based” financial aid system (where each student may begin a program and start an award year at any time throughout the year), we successfully converted our back office system from Datatel, Inc. to a series of programs developed by Campus Management Corp., including CampusVue and Campus Portal. Beginning in April 2010, all new and continuing online and professional studies students starting a new award year will have financial aid awarded based on the borrower-based academic year (“BBAY”) non-term processing. All other online and professional studies students will be transitioned to BBAY, non-term processing at the completion of their current spring term. All traditional ground students will remain on the term based financial aid system. This conversion allows us to manage our non-traditional online and professional studies students with greater ease and flexibility by providing for rolling and flexible start dates.
The following is a summary of our student enrollment at March 31, 2010 and 2009 (which included less than 200 students pursuing non-degree certificates in each period) by degree type and by instructional delivery method:

	March 31,
	2010		2009
	# of Students	% of Total	# of Students	% of Total
Graduate degrees(1)	16,213	41.7%	14,128	49.8%
Undergraduate degree	22,641	58.3%	14,265	50.2%

Total	38,854	100.0%	28,393	100.0%

	March 31,
	2010		2009
	# of Students	% of Total	# of Students	% of Total
Online(2)	35,796	92.1%	25,758	90.7%
Ground(3)	3,058	7.9%	2,635	9.3%

Total	38,854	100.0%	28,393	100.0%

(1)	Includes 615 and 162 students pursuing doctoral degrees at March 31, 2010 and 2009, respectively.

(2)	As of March 31, 2010 and 2009, 43.4% and 52.2%, respectively, of our Online students are pursuing graduate degrees.

(3)	Includes both our traditional on-campus ground students, as well as our professional studies students.
Critical Accounting Policies and Use of Estimates
Our critical accounting policies are disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2009. During the three months ended March 31, 2010, there have been no significant changes in our critical accounting policies.
Factors affecting comparability
We have set forth below selected factors that we believe have had, or can be expected to have, a significant effect on the comparability of recent or future results of operations:
Spirit transaction and related borrowings. On April 28, 2009, we acquired the land and buildings that comprise our ground campus and 909,348 shares of our common stock from Spirit Master Funding, LLC and Spirit Management Company, respectively (collectively, “Spirit”) for an aggregate purchase price of $50 million. To finance a portion of the purchase, we entered into a note agreement with a financial institution pursuant to which we borrowed $25.7 million. We removed the building and improvement assets and related capital lease obligations of $30.0 million. Accordingly, beginning in May 2009 our interest expense became lower as the effective interest rate for the capital lease obligations was approximately 8.7% as compared to the 3.8% variable rate on our note payable.

Results of Operations
The following table sets forth statements of operations data as a percentage of net revenue for each of the periods indicated:

	Three Months Ended March 31,
	2010	2009
Net revenue	100.0%	100.0%
Operating expenses
Instructional cost and services	35.6	32.4
Selling and promotional	30.1	35.3
General and administrative	12.2	15.9
Exit costs	0.1	0.0
Royalty to former owner	0.1	0.1

Total operating expenses	78.1	83.8

Operating income	21.9	16.2
Interest expense	(0.4)	(1.2)
Interest income	0.1	0.2

Income before income taxes	21.6	15.2
Income tax expense	8.8	6.1

Net income	12.9	9.2

Three Months Ended March 31, 2010 Compared to Three Months Ended March 31, 2009
Net revenue. Our net revenue for the quarter ended March 31, 2010 was $89.3 million, an increase of $33.8 million, or 61.1%, as compared to net revenue of $55.5 million for the quarter ended March 31, 2009. This increase was primarily due to increased online enrollment and, to a lesser extent, increases in the average tuition per student as a result of tuition price increases and an increase in the number of students taking four credit courses between years, partially offset by an increase in institutional scholarships. End-of-period enrollment increased 36.8% between March 31, 2010 and 2009, as we were able to continue our growth and increase our recruitment, marketing, and enrollment operations.
Instructional cost and services expenses. Our instructional cost and services expenses for the quarter ended March 31, 2010 were $31.8 million, an increase of $13.8 million, or 77.0%, as compared to instructional cost and services expenses of $18.0 million for the quarter ended March 31, 2009. This increase was primarily due to increases in instructional compensation and related expenses, faculty compensation, instructional supplies, depreciation and amortization, share-based compensation, and other miscellaneous instructional costs and services of $4.3 million, $3.5 million, $1.1 million, $0.8 million, $0.3 million, and $3.8 million, respectively. These increases are primarily attributable to the increased headcount (both staff and faculty) needed to provide student instruction and support services, including increased occupancy and equipment costs for the increased headcount, to support the increase in enrollments. Our instructional cost and services expenses as a percentage of net revenue increased by 3.2% to 35.6% for the quarter ended March 31, 2010, as compared to 32.4% for the quarter ended March 31, 2009. This increase was a result of an increase in employee compensation and related expenses as a percentage of revenue as we have increased the support personnel to student ratios to further improve the customer service to our students and increased instructional supplies and miscellaneous instructional costs due to increased licensing fees related to educational resources and continued improvement in curriculum development and new and enhanced innovative educational tools, partially offset by our ability to leverage the fixed cost structure of our campus-based facilities and ground faculty across an increasing revenue base.
Selling and promotional expenses. Our selling and promotional expenses for the quarter ended March 31, 2010 were $26.9 million, an increase of $7.3 million, or 37.3%, as compared to selling and promotional expenses of $19.6 million for the quarter ended March 31, 2009. This increase was primarily due to increases in selling and promotional employee compensation and related expenses and advertising of $4.6 million and $3.2 million, respectively, partially offset by a decrease in other selling and promotional related costs of $0.5 million. These increases were driven by a continued substantial expansion in our marketing efforts, which resulted in an increase in recruitment, marketing, and enrollment staffing, and expenses related to our revenue sharing arrangement. Our selling and promotional expenses as a percentage of net revenue decreased by 5.2% to 30.1% for the quarter ended March 31, 2010, from 35.3% for the quarter ended March 31, 2009. This decrease occurred as a result of an increase in the productivity of our enrollment counselors that were hired during 2008 and 2009, coupled with our efforts to focus on pursuing higher quality leads to increase enrollment. In this regard, we incur immediate expenses in connection with hiring new enrollment counselors while these individuals undergo training, and typically do not achieve full productivity or generate enrollments from these enrollment counselors until four to six months after their dates of hire. We plan to continue to add additional enrollment counselors in the future, although the number of additional hires as a percentage of the total headcount is expected to remain flat or decrease.
General and administrative expenses. Our general and administrative expenses for the quarter ended March 31, 2010 were $10.9 million, an increase of $2.1 million, or 23.2%, as compared to general and administrative expenses of $8.8 million for the quarter ended March 31, 2009. This increase was primarily due to increases in bad debt expense, employee compensation, and other general and administrative expenses of $1.5 million, $0.5 million, and $0.1 million, respectively. Bad debt expense increased to $4.8 million for the quarter ended March 31, 2010 from $3.3 million for the quarter ended March 31, 2009 as a result of an increase in net revenues and the increase in aged receivables between periods. Employee compensation increased primarily as a result of additions in 2009 and the first quarter of 2010 resulting from our continued growth. Our general and administrative expenses as a percentage of net revenue decreased by 3.7% to 12.2% for the quarter ended March 31, 2010, from 15.9% for the quarter ended March 31, 2009. This decrease was primarily due to a decrease in bad debt expense as a percentage of revenue from 5.9% in the first quarter of 2009 to 5.3% in the first quarter of 2010. As a result of current economic conditions, a higher percentage of aged receivables are not being paid. However, this deterioration in collections of aged receivables has recently been more than offset by changes that have been implemented with respect to our student accounts receivable collection process, which has resulted in fewer accounts reaching aged status.
Interest expense. Our interest expense for the quarter ended March 31, 2010 was $0.3 million, a decrease of $0.4 million from $0.7 million for the quarter ended March 31, 2009, as the average level of borrowings and related interest rates were significantly lowered as a result of the repurchase of the campus land and buildings and the conversion from a capital lease obligation at an effective interest rate of approximately 8.7% to a variable rate debt with an effective interest rate of 3.8% beginning in the second quarter of 2009.
Income tax expense (benefit). Income tax expense for the quarter ended March 31, 2010 was $7.8 million, an increase of $4.4 million from $3.4 million for the quarter ended March 31, 2009. This increase was primarily attributable to increased income before income taxes. Our effective tax rate was 40.6% during the first quarter of 2010 compared to 40.0% during the first quarter of 2009. The increase in the effective tax rate between periods is due to higher state income taxes.
Net income. Our net income for the quarter ended March 31, 2010 was $11.5 million, an increase of $6.4 million, as compared to $5.1 million for the quarter ended March 31, 2009, due to the factors discussed above.

Seasonality
Our net revenue and operating results normally fluctuate as a result of seasonal variations in our business, principally due to changes in enrollment. Student population varies as a result of new enrollments, graduations, and student attrition. A portion of our traditional ground students do not attend courses during the summer months (May through August), which affects our results for our second and third fiscal quarters. Since a significant amount of our campus costs are fixed, the lower revenue resulting from the decreased ground student enrollment has historically contributed to lower operating margins during those periods. As we have increased the relative proportion of our online students, we expect this summer effect to continue to lessen. Partially offsetting this summer effect in the third quarter has been the sequential quarterly increase in enrollments that has occurred as a result of the traditional fall school start. This increase in enrollments also has occurred in the first quarter, corresponding to calendar year matriculation. In addition, we typically experience higher net revenue in the fourth quarter due to its overlap with the semester encompassing the traditional fall school start and in the first quarter due to its overlap with the first semester of the calendar year. A portion of our expenses do not vary proportionately with these fluctuations in net revenue, resulting in higher operating income in the first and fourth quarters relative to other quarters. We expect quarterly fluctuation in operating results to continue as a result of these seasonal patterns.
Liquidity and Capital Resources
Liquidity. We financed our operating activities and capital expenditures during the quarter ended March 31, 2010 and 2009 primarily through cash provided by operating activities. Our unrestricted cash, cash equivalents, and marketable securities were $97.9 million and $63.1 million at March 31, 2010 and December 31, 2009, respectively. Our restricted cash, cash equivalents and investments at March 31, 2010 and December 31, 2009 were $6.2 million and $3.2 million, respectively.
A significant portion of our net revenue is derived from tuition financed by the Title IV programs. Federal regulations dictate the timing of disbursements under the Title IV programs. Students must apply for new loans and grants each academic year, which starts July 1 for Title IV purposes. Loan funds are generally provided by lenders in multiple disbursements for each academic year. The disbursements are usually received by the start of the second week of the semester. These factors, together with the timing of our students beginning their programs, affect our operating cash flow. We believe we have a favorable working capital profile as these Title IV funds and a significant portion of other tuition and fees are typically received by the start of the second week of a semester and the revenue is recognized and the related expenses are incurred over the duration of the semester, which reduces the impact of the growth in our accounts receivables associated with our enrollment growth. We will be transitioning online and professional studies student into the borrower-based, non-term financial aid structure starting in April 2010. This transition will be completed by August. Financial aid for these students will no longer be processed on a semester basis but rather a payment period basis where financial aid is released upon students completing a set number of credits.
Based on our current level of operations and anticipated growth, we believe that our cash flow from operations and other sources of liquidity, including cash and cash equivalents, will provide adequate funds for ongoing operations, planned capital expenditures, and working capital requirements for at least the next 24 months.
Cash Flows
Operating Activities. Net cash provided by operating activities for the quarter ended March 31, 2010 was $49.1 million as compared to $36.6 million for the quarter ended March 31, 2009. Cash provided by operations in the quarter ended March 31, 2010 resulted from our net income plus non cash charges for bad debts, depreciation and amortization, exit costs, share-based compensation and improvement in our working capital management.
Investing Activities. Net cash used in investing activities was $14.0 million and $3.3 million for the quarter ended March 31, 2010 and 2009, respectively. Capital expenditures were $11.6 million and $4.5 million for the quarter ended March 31, 2010 and 2009, respectively. In 2010, cash used in investing activities primarily consisted of purchases of computer equipment, and software costs to complete our transition from Datatel to CampusVue and Great Plains, other internal use software projects, furniture and equipment to support our increasing employee base and headcount and ground campus building projects such as a new dorm and recreational center to support our increasing traditional ground student enrollment. In 2009, capital expenditures primarily consist of computer equipment, leasehold improvements, and office furniture and fixtures to support our increasing employee headcounts.
Financing Activities. Net cash provided by financing activities was $0.3 million in first quarter 2010 as compared to cash used in financing activities of $0.1 million for the quarter ended March 31, 2009. During 2010 principal payments on notes payable and capital lease obligations were offset by proceeds from the exercise of stock options. In 2009 principal payments on notes payable and capital lease obligations exceeded the proceeds received from the exercise of stock options.
Contractual Obligations
The following table sets forth, as of March 31, 2010, the aggregate amounts of our significant contractual obligations and commitments with definitive payment terms due in each of the periods presented (in millions):

		Payments Due by Period
		Less than			More than
	Total	1 Year	2-3 Years	4-5 Years	5 Years
Long term notes payable	$25.6	$1.6	$3.9	$19.7	$0.4
Capital lease obligations	1.4	0.5	0.9	0.0	0.0
Purchase obligations(1)	71.1	47.3	23.4	0.4	0.0
Operating lease obligations	29.3	2.8	7.1	6.9	12.5

Total contractual obligations	$127.4	$52.2	$35.3	$27.0	$12.9

(1)	The purchase obligation amounts include expected spending by period under contracts that were in effect at March 31, 2010. Less than one year represents expected expenditures from April 1, 2010 through December 31, 2010.
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
We define Adjusted EBITDA as net income plus interest expense net of interest income, plus income tax expense, and plus depreciation and amortization (EBITDA), as adjusted for (i) royalty payments incurred pursuant to an agreement with our former owner that has been terminated as of April 15, 2008, (ii) contributions made to Arizona school tuition organizations in lieu of the payment of state income taxes, (iii) estimated litigation loss, (iv) exit costs, and (v) share-based compensation.

We present Adjusted EBITDA because we consider it to be an important supplemental measure of our operating performance. We also make certain compensation decisions based, in part, on our operating performance, as measured by Adjusted EBITDA, and our loan agreement requires us to comply with covenants that include performance metrics substantially similar to Adjusted EBITDA. All of the adjustments made in our calculation of Adjusted EBITDA are adjustments to items that management does not consider to be reflective of our core operating performance. Management considers our core operating performance to be that which can be affected by our managers in any particular period through their management of the resources that affect our underlying revenue and profit generating operations during that period. Royalty expenses paid to our former owner, contributions made to Arizona school tuition organizations in lieu of the payment of state income taxes, estimated litigation losses, exit costs, and share-based compensation are not considered reflective of our core performance. We believe Adjusted EBITDA allows us to compare our current operating results with corresponding historical periods and with the operational performance of other companies in our industry because it does not give effect to potential differences caused by variations in capital structures (affecting relative interest expense, including the impact of write-offs of deferred financing costs when companies refinance their indebtedness), tax positions (such as the impact on periods or companies of changes in effective tax rates or net operating losses), the book amortization of intangibles (affecting relative amortization expense), and other items that we do not consider reflective of underlying operating performance. We also present Adjusted EBITDA because we believe it is frequently used by securities analysts, investors, and other interested parties as a measure of performance.
In evaluating Adjusted EBITDA, you should be aware that in the future we may incur expenses similar to the adjustments described above. Our presentation of Adjusted EBITDA should not be construed as an inference that our future results will be unaffected by expenses that are unusual, non-routine, or non-recurring. Adjusted EBITDA has limitations as an analytical tool, and you should not consider it in isolation, or as a substitute for analysis of our results as reported under GAAP. Some of these limitations are that it does not reflect:
•	cash expenditures for capital expenditures or contractual commitments;

•	changes in, or cash requirements for, our working capital requirements;

•	interest expense, or the cash requirements necessary to service interest or principal payments on our indebtedness;

•	the cost or cash required to replace assets that are being depreciated or amortized; and

•	the impact on our reported results of earnings or charges resulting from (i) royalties to our former owner, including amortization of royalties prepaid in connection with our settlement, (ii) exit costs, and (iii) share-based compensation.
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
The following table presents data relating to Adjusted EBITDA, which is a non-GAAP measure, for the periods indicated:

	Three Months Ended March 31,
(In thousands)	2010	2009
Net income	$11,480	$5,075
Plus: interest expense net of interest income	283	558
Plus: income tax expense (benefit)	7,834	3,376
Plus: depreciation and amortization	2,587	1,558

EBITDA	22,184	10,567

Plus: royalty to former owner(a)	74	74
Plus: exit costs(b)	89	—
Plus: share-based compensation(c)	1,037	764

Adjusted EBITDA	$23,384	$11,405

(a)	Reflects the amortization of prepaid royalties recorded in conjunction with a settlement with the former owner.

(b)	Represents exit costs as a result of the closure of the student services facility in Utah during the fourth quarter of 2009. This amount represents increased costs related to an adjustment in the estimated sublease rentals associated with the leased space.

(c)	Reflects share-based compensation expense relating to stock and option grants made to employees and directors.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk
Impact of inflation. We believe that inflation has not had a material impact on our results of operations for the quarter ended March 31, 2010 or 2009. There can be no assurance that future inflation will not have an adverse impact on our operating results and financial condition.
Market risk. On June 30, 2009, we entered into two derivative agreements to manage our 30 Day LIBOR interest exposure from the variable rate debt we incurred in connection with the repurchase from Spirit of shares of our common stock and the land and buildings that comprise our ground campus, which debt matures in April 2014. The corridor instrument, which hedges variable interest rate risk starting July 1, 2009 through April 30, 2014 with a notional amount of $12.1 million as of March 31, 2010, permits us to hedge our interest rate risk at several thresholds. Under this arrangement, in addition to the credit spread we will pay variable interest rates based on the 30 Day LIBOR rates monthly until that index reaches 4%. If 30 Day LIBOR is equal to 4% through 6%, we will continue to pay 4%. If 30 Day LIBOR exceeds 6%, we will pay actual 30 Day LIBOR less 2%. The forward interest rate swap starts on May 1, 2010, continues each month thereafter until April 30, 2014, and has a notional amount of $12.0 million. Under this arrangement, we will receive 30 Day LIBOR and pay 3.245% fixed rate on the amortizing notional amount plus the credit spread.
Except with respect to the foregoing, we have no derivative financial instruments or derivative commodity instruments. We invest cash in excess of current operating requirements in short term certificates of deposit and money market instruments in multiple financial institutions.

Interest rate risk. We manage interest rate risk by investing excess funds in cash equivalents and AAA-rated marketable securities bearing variable interest rates, which are tied to various market indices. Our future investment income may fall short of expectations due to changes in interest rates or we may suffer losses in principal if we are forced to sell securities that have declined in market value due to changes in interest rates. At March 31, 2010, a 10% increase or decrease in interest rates would not have a material impact on our future earnings, fair values, or cash flows. For information regarding our variable rate debt, see “Market risk” above.

Item 4.	Controls and Procedures
Evaluation of Disclosure Controls and Procedures
We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective, as of March 31, 2010, in ensuring that material information relating to us required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in reports it files or submits under the Exchange Act is accumulated and communicated to management, including its principal executive officer or officers and principal financial officer or officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting.
Based on an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, there were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II — OTHER INFORMATION

Item 1.	Legal Proceedings
On August 14, 2008, the U. S. Department of Education, Office of Inspector General (“OIG”) served an administrative subpoena on Grand Canyon University requiring us to provide certain records and information related to performance reviews and salary adjustments for all of our enrollment counselors and managers from January 1, 2004 to August 2008. We are cooperating with the OIG to facilitate its investigation and have completed our rolling responsive document production, which commenced in September 2008. Under the terms of the proposed settlement of the qui tam litigation that we and the qui tam relator submitted to the Court for approval on April 28, 2010 (described below), the OIG investigation would be resolved. The proposed settlement is subject to Court approval and the United States will have an opportunity to object the proposed settlement. We cannot presently predict the ultimate outcome of the OIG investigation, including any liability or other sanctions that may result, or the outcome of the proposed settlement.
On September 11, 2008, we were served with a qui tam lawsuit that had been filed against us in August 2007, in the United States District Court for the District of Arizona (the “Court”) by a then-current employee on behalf of the federal government. All proceedings in the lawsuit had been under seal until September 5, 2008, when the court unsealed the first amended complaint, which was filed on August 11, 2008. The qui tam lawsuit alleges, among other things, that we violated the False Claims Act by knowingly making false statements, and submitting false records or statements, from at least 2001 to the present, to get false or fraudulent claims paid or approved, and asserts that we improperly compensated certain of our enrollment counselors in violation of the Title IV law governing compensation of such employees, and as a result, improperly received Title IV program funds. The complaint specifically alleges that some of our compensation practices with respect to our enrollment personnel, including providing non-cash awards, have violated the Title IV law governing compensation. While we believe that the compensation policies and practices at issue in the complaint have not been based on success in enrolling students in violation of applicable law, the Department of Education’s regulations and interpretations of the incentive compensation law do not establish clear criteria for compliance in all circumstances, and some of these practices, including the provision of non-cash awards, are not within the scope of any explicit “safe harbor” provided in the compensation regulations. The complaint seeks treble the amount of unspecified damages sustained by the federal government in connection with our receipt of Title IV funding, a civil penalty for each violation of the False Claims Act, attorneys’ fees, costs, and interest. The Company filed a motion to dismiss this case in November 2008, which was denied by the court in February 2009, and it has continued to vigorously contest this lawsuit. We cannot presently predict the ultimate outcome of this litigation or any liability or other sanctions that may result.
Pursuant to the court’s mandatory scheduling order, we entered into a settlement discussions with respect to the qui tam matter with the relator. In connection with such discussions, in October 2009, we reached a settlement in principle with the relator pursuant to which we agreed to pay $5.2 million to finally resolve the qui tam case and thereby avoid the cost and distraction of a potentially protracted trial. Thus, in the third quarter of 2009, we accrued $5.2 million for the estimated litigation loss. On April 28, 2010, we and the relator submitted a proposed settlement agreement to the Court for approval. Under a scheduling order set by the Court, the United States may file any objections it has to the proposed settlement on or before May 28, 2010. The settlement agreement, and the ultimate dismissal of the action is subject to the Court’s approval and the Court has the authority to approve the proposed settlement over the United States’ objections, if any. The Court has set a hearing on approval, modification, or rejection of the proposed settlement for June 10, 2010. Should the parties fail to conclude the settlement on the proposed or other terms, we intend to vigorously defend this lawsuit.
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
There have been no material changes to the risk factors disclosed in the “Risk Factors” section of our Annual Report on Form 10-K for the year ended December 31, 2009.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
Recent Sales of Unregistered Securities
None.
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
None.

Item 3.	Defaults Upon Senior Securities
None.

Item 4.	Reserved

Item 5.	Other Information
None.

Item 6.	Exhibits
(a) Exhibits

Number	Description	Method of Filing
3.1	Amended and Restated Certificate of Incorporation.	Incorporated by reference to Exhibit 3.1 to Amendment No. 6 to the Company’s Registration Statement on Form S-1 filed with the SEC on November 12, 2008.

3.2	Amended and Restated Bylaws.	Incorporated by reference to Exhibit 3.2 to Amendment No. 6 to the Company’s Registration Statement on Form S-1 filed with the SEC on November 12, 2008.

4.1	Specimen of Stock Certificate.	Incorporated by reference to Exhibit 4.1 to Amendment No. 2 to the Company’s Registration Statement on Form S-1 filed with the SEC on September 29, 2008.

4.2	Amended and Restated Investor Rights Agreement, dated September 17, 2008, by and among Grand Canyon Education, Inc. and the other parties named therein.	Incorporated by reference to Exhibit 4.2 to Amendment No. 2 to the Company’s Registration Statement on Form S-1 filed with the SEC on September 29, 2008.

31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. †	Filed herewith.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. †	Filed herewith.

†	This certification is being furnished solely to accompany this report pursuant to 18 U.S.C. Section 1350, and is not being filed for purposes of Section 18 of the Exchange Act, and is not to be incorporated by reference into any filings of the Company, whether made before or after the date hereof, regardless of any general incorporation language in such filing.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GRAND CANYON EDUCATION, INC.
Date: May 4, 2010	By:	/s/ Daniel E. Bachus
Daniel E. Bachus
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

EXHIBIT INDEX

Number	Description	Method of Filing
3.1	Amended and Restated Certificate of Incorporation.	Incorporated by reference to Exhibit 3.1 to Amendment No. 6 to the Company’s Registration Statement on Form S-1 filed with the SEC on November 12, 2008.

3.2	Amended and Restated Bylaws.	Incorporated by reference to Exhibit 3.2 to Amendment No. 6 to the Company’s Registration Statement on Form S-1 filed with the SEC on November 12, 2008.

4.1	Specimen of Stock Certificate.	Incorporated by reference to Exhibit 4.1 to Amendment No. 2 to the Company’s Registration Statement on Form S-1 filed with the SEC on September 29, 2008.

4.2	Amended and Restated Investor Rights Agreement, dated September 17, 2008, by and among Grand Canyon Education, Inc. and the other parties named therein.	Incorporated by reference to Exhibit 4.2 to Amendment No. 2 to the Company’s Registration Statement on Form S-1 filed with the SEC on September 29, 2008.

31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. †	Filed herewith.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. †	Filed herewith.

†	This certification is being furnished solely to accompany this report pursuant to 18 U.S.C. Section 1350, and is not being filed for purposes of Section 18 of the Exchange Act, and is not to be incorporated by reference into any filings of the Company, whether made before or after the date hereof, regardless of any general incorporation language in such filing.