Form 10-Q
period 2010-06-30
Grand Canyon Education, Inc.
filed 2010-08-09
CIK 1434588

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2010
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission File Number: 001-34211

GRAND CANYON EDUCATION, INC.
(Exact name of registrant as specified in its charter)

DELAWARE	20-3356009
(State or other jurisdiction of Incorporation or organization)	(I.R.S. Employer Identification No.)
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The total number of shares of common stock outstanding as of August 5, 2010, was 45,774,965.

GRAND CANYON EDUCATION, INC.
FORM 10-Q
INDEX

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
GRAND CANYON EDUCATION, INC.
Income Statements
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands, except per share amounts)	2010	2009	2010	2009

Net revenue	$97,522	$62,905	$186,848	$118,364
Costs and expenses:
Instructional costs and services	36,169	20,411	67,981	38,379
Selling and promotional, including $2,628 and $1,875 for the three months ended June 30, 2010 and 2009, respectively, and $4,975 and $3,391 for the six months ended June 30, 2010 and 2009, respectively, to related parties	28,976	20,726	55,852	40,301
General and administrative	11,675	8,688	22,553	17,521
Exit costs	116	—	205	—
Royalty to former owner	74	74	148	148

Total costs and expenses	77,010	49,899	146,739	96,349

Operating income	20,512	13,006	40,109	22,015
Interest expense	(162)	(420)	(506)	(1,087)
Interest income	37	120	98	229

Income before income taxes	20,387	12,706	39,701	21,157
Income tax expense	7,991	5,063	15,825	8,439

Net income	$12,396	$7,643	$23,876	$12,718

Net income per common share:
Basic	$0.27	$0.17	$0.52	$0.28

Diluted	$0.27	$0.17	$0.51	$0.28

Shares used in computing net income per common share:
Basic	45,724	44,846	45,699	45,159

Diluted	46,557	45,051	46,441	45,437

The accompanying notes are an integral part of these financial statements.

GRAND CANYON EDUCATION, INC.
Balance Sheets

	June 30,	December 31,
(In thousands, except par value)	2010	2009
	(Unaudited)
ASSETS:
Current assets
Cash and cash equivalents	$43,420	$62,571
Restricted cash, cash equivalents and investments (of which $170 is unrestricted at December 31, 2009)	30,658	3,403
Accounts receivable, net of allowance for doubtful accounts of $11,182 and $7,553 at June 30, 2010 and December 31, 2009, respectively	42,636	13,802
Deferred income taxes	11,355	6,685
Other current assets	4,864	3,785

Total current assets	132,933	90,246
Property and equipment, net	85,012	67,370
Investments	—	360
Prepaid royalties	6,945	7,311
Goodwill	2,941	2,941
Deferred income taxes	7,509	5,956
Other assets	2,473	554

Total assets	$237,813	$174,738

LIABILITIES AND STOCKHOLDERS’ EQUITY:
Current liabilities
Accounts payable	$12,053	$8,762
Accrued liabilities	26,585	18,103
Accrued estimated litigation loss	5,200	5,200
Accrued exit costs	351	832
Income taxes payable	4,815	2,261
Deferred revenue and student deposits	45,083	23,204
Due to related parties	2,076	1,174
Current portion of capital lease obligations	710	751
Current portion of notes payable	2,100	2,105

Total current liabilities	98,973	62,392
Capital lease obligations, less current portion	502	868
Notes payable, less current portion and other	25,031	25,450

Total liabilities	124,506	88,710

Commitments and contingencies
Stockholders’ equity
Preferred stock, $0.01 par value, 10,000 shares authorized; 0 shares issued and outstanding at June 30, 2010 and December 31, 2009	—	—
Common stock, $0.01 par value, 100,000 shares authorized; 45,745 and 45,658 shares issued and outstanding at June 30, 2010 and December 31, 2009, respectively	457	457
Additional paid-in capital	73,880	70,100
Accumulated other comprehensive loss	(521)	(144)
Accumulated earnings	39,491	15,615

Total stockholders’ equity	113,307	86,028

Total liabilities and stockholders’ equity	$237,813	$174,738

The accompanying notes are an integral part of these financial statements.

GRAND CANYON EDUCATION, INC.
Statement of Stockholders’ Equity
(In thousands)
(Unaudited)

				Accumulated
			Additional	Other
	Common Stock		Paid-in	Comprehensive	Accumulated
	Shares	Par Value	Capital	Loss	Earnings	Total
Balance at December 31, 2009	45,658	$457	$70,100	$(144)	$15,615	$86,028
Net income	—	—	—	—	23,876	23,876
Unrealized loss on hedging derivatives, net of taxes of $237				(354)		(354)
Unrealized losses on available for-sale securities, net of taxes of $3	—	—	—	(4)	—	(4)
Reclassification of realized gains on available for-sale securities, net of taxes of $12	—	—	—	(19)	—	(19)

Comprehensive income						23,499
Exercise of stock options	80	—	955	—	—	955
Excess tax benefits from share-based compensation	—	—	487	—	—	487
Share-based compensation	7	—	2,338	—	—	2,338

Balance at June 30, 2010	45,745	$457	$73,880	$(521)	$39,491	$113,307

The accompanying notes are an integral part of these financial statements.

GRAND CANYON EDUCATION, INC.
Statements of Cash Flows
(Unaudited)

	Six Months Ended June 30,
(In thousands)	2010	2009
Cash flows provided by operating activities:
Net income	$23,876	$12,718
Adjustments to reconcile net income to net cash provided by operating activities:
Share-based compensation	2,338	1,577
Excess tax benefits from share-based compensation	(536)	(9)
Amortization of debt issuance costs	32	—
Provision for bad debts	10,273	6,587
Depreciation and amortization	5,309	3,386
Non-capitalizable system conversion costs	4,013	—
Exit costs	(481)	—
Deferred income taxes	(5,974)	(1,296)
Other	(59)	(14)
Changes in assets and liabilities:
Accounts receivable	(43,120)	(7,757)
Prepaid expenses and other	(2,910)	333
Due to/from related parties	902	469
Accounts payable	3,062	2,942
Accrued liabilities	8,482	1,729
Income taxes payable	3,041	396
Deferred revenue and student deposits	21,879	5,921

Net cash provided by operating activities	30,127	26,982

Cash flows used in investing activities:
Capital expenditures	(22,355)	(11,111)
Purchase of campus land and buildings	—	(35,505)
Change in restricted cash and cash equivalents	(27,386)	(1,108)
Proceeds from sale or maturity of investments	487	—

Net cash used in investing activities	(49,254)	(47,724)

Cash flows (used in) provided by financing activities:
Principal payments on notes payable and capital lease obligations	(1,515)	(976)
Proceeds from debt	—	25,547
Repurchase of common shares	—	(14,495)
Excess tax benefits from share-based compensation	536	9
Net proceeds from exercise of stock options	955	247

Net cash (used in) provided by financing activities	(24)	10,332

Net decrease in cash and cash equivalents	(19,151)	(10,410)
Cash and cash equivalents, beginning of period	62,571	35,152

Cash and cash equivalents, end of period	$43,420	$24,742

Supplemental disclosure of cash flow information
Cash paid for interest	$409	$1,276
Cash paid for income taxes	$19,061	$9,402
Supplemental disclosure of non-cash investing and financing activities
Purchase of equipment through capital lease obligations	$—	$2,116
Purchases of property and equipment included in accounts payable	$229	$1,041
Settlement of capital lease obligation	$—	$30,020
Tax benefit of Spirit warrant intangible	$259	$314
The accompanying notes are an integral part of these financial statements.

GRAND CANYON EDUCATION, INC.
Notes to Financial Statements
(In thousands, except share and per share data)
(Unaudited)
1. Nature of Business
Grand Canyon Education, Inc. (the “Company”) is a regionally accredited provider of postsecondary education services focused on offering graduate and undergraduate degree programs in its core disciplines of education, business, healthcare, and liberal arts. The Company offers courses online, at its 100 acre campus in Phoenix, Arizona and onsite at the facilities of employers. The Company is accredited by The Higher Learning Commission of the North Central Association of Colleges and Schools.
2. Summary of Significant Accounting Policies
Unaudited Interim Financial Information
The accompanying unaudited interim financial statements of the Company have been prepared in accordance with U.S. generally accepted accounting principles, consistent in all material respects with those applied in its financial statements included in its Annual Report on Form 10-K for the fiscal year ended December 31, 2009. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. Such interim financial information is unaudited but reflects all adjustments that in the opinion of management are necessary for the fair presentation of the interim periods presented. Interim results are not necessarily indicative of results for a full year. This Quarterly Report on Form 10-Q should be read in conjunction with the Company’s audited financial statements and footnotes included in its Annual Report on Form 10-K for the fiscal year ended December 31, 2009 from which the December 31, 2009 balance sheet information was derived.
Instructional Costs and Services
Instructional cost and services consist primarily of costs related to the administration and delivery of the Company’s educational programs. This expense category includes salaries, benefits and share-based compensation for full-time and adjunct faculty and administrative personnel, costs associated with online faculty, information technology costs, curriculum and new program development costs (which are expensed as incurred) and costs associated with other support groups that provide services directly to the students. This category also includes an allocation of depreciation, amortization, rent, and occupancy costs attributable to the provision of educational services, primarily at the Company’s Phoenix, Arizona campus. In the second quarter of 2010, the Company completed the conversion of its student records system from DataTel to CampusVue. In connection with this conversion, the Company incurred approximately $4,013 of costs due to unanticipated delays in information processing which are included in instructional costs and services for the three- and six-month periods ended June 30, 2010.
Selling and Promotional
Selling and promotional expenses include salaries, benefits and share-based compensation of personnel engaged in the marketing, recruitment, and retention of students, as well as advertising costs associated with purchasing leads, hosting events and seminars, and producing marketing materials. This category also includes an allocation of depreciation, amortization, rent and occupancy costs attributable to selling and promotional activities at the Company’s facilities in Arizona. Selling and promotional costs are expensed as incurred.
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
On June 30, 2009, the Company entered into two derivative agreements to manage its 30 Day LIBOR interest exposure related to its variable rate debt, which commenced in April 2009 and matures in April 2014. The fair value for the interest rate corridor was determined using a hypothetical derivative transaction and Level 2 of the hierarchy of valuation inputs. The fair value as of June 30, 2010 and December 31, 2009 was $29 and $113, respectively, and this derivative asset is included in other assets. The fair value of the interest rate swap is a liability of $715 and $228 as of June 30, 2010 and December 31, 2009, respectively, and is included in long term notes payable and other. These derivative instruments were designated as cash flow hedges of variable rate debt obligations. The adjustment of $354 in the first six months of 2010 for the effective portion of the loss on the derivatives is included as a component of other comprehensive income, net of taxes.
The interest rate corridor instrument hedges variable interest rate risk starting July 1, 2009 through April 30, 2014 with a notional amount of $11,910 as of June 30, 2010. The corridor instrument permits the Company to hedge its interest rate risk at several thresholds; the Company will pay variable interest rates based on the 30 Day LIBOR rates monthly until that index reaches 4%. If 30 Day LIBOR is equal to 4% through 6%, the Company will pay 4%. If 30 Day LIBOR exceeds 6%, the Company will pay actual 30 Day LIBOR less 2%. This reduces the Company’s exposure to potential increases in interest rates.
The interest rate swap commenced on May 1, 2010 and continues each month thereafter until April 30, 2014 and has a notional amount of $11,910 as of June 30, 2010. The Company will receive 30 Day LIBOR and pay 3.245% fixed interest on the amortizing notional amount. Therefore, the Company has hedged its exposure to future variable rate cash flows through April 30, 2014. The interest rate swap is not subject to a master netting arrangement and no collateral has been called or posted by the counterparty. Such collateral, if called by the counterparty, would be included in the restricted cash and cash equivalent balances.
As of June 30, 2010 no derivative ineffectiveness was identified. Any ineffectiveness in the Company’s derivative instruments designated as hedges would be reported in Interest expense in the income statement. As of June 30, 2010, credit default risk interest income of $21 was identified and recognized. At June 30, 2010, the Company is not expected to reclassify gains or losses on derivative instruments from accumulated other comprehensive (loss) income into earnings during the next 12 months.
Fair Value of Financial Instruments
As of June 30, 2010, the carrying value of cash and cash equivalents, accounts receivable, account payable and accrued expenses approximate their fair value based on the liquidity or the short-term maturities of these instruments. The carrying value of debt approximates fair value as it is based on variable rate index. The carrying value of capital lease obligations approximate fair value based upon market interest rates available to the Company for debt of similar risk and maturities. The fair value of investments was determined using Level 1 of the hierarchy of valuation inputs, with the use of observable market prices in the active market. The Company’s investment portfolio is primarily comprised of money market funds with AAA rating at more than one financial institution. Derivative financial instruments are carried at fair value, determined using Level 2 of the hierarchy of valuation inputs, with the use of inputs other than quoted prices that are observable for the asset or liability.

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
The following is a summary of our exit activities:

	Accrued Exit Costs			Accrued Exit
	at			Costs at
	December 31, 2009	Exit Costs	Payments to Date	June 30, 2010

Severance payments	$503	$—	$(503)	$—
Future lease payments, net of estimated sublease rentals	288	109	(128)	269
Leasehold improvements and other	41	96	(55)	82

Total	$832	$205	$(686)	$351

Comprehensive Income
Total comprehensive income includes net income and other comprehensive income (loss), which consists of unrealized gains and losses on available-for-sale investments and the effective portion of the change in fair value of qualifying hedge instruments. Total comprehensive income for the six months ended June 30, 2010 and 2009 was $23,499 and $12,723, respectively.
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

GRAND CANYON EDUCATION, INC.
Notes to Financial Statements
(In thousands, except share and per share data)
(Unaudited)
3. Spirit Transaction and Loan Agreement
On April 28, 2009, the Company acquired the land and buildings that comprise its ground campus and 909,348 shares of its common stock from Spirit Master Funding, LLC and Spirit Management Company, respectively (collectively, “Spirit”) for an aggregate purchase price of $50,000. Prior to the acquisition, the Company had leased the land and buildings from Spirit, accounting for the land as an operating lease and the buildings and improvements as capital lease obligations. To finance a portion of the purchase, the Company entered into a loan agreement with a financial institution pursuant to which it borrowed $25,675. Under the terms of the loan agreement, the Company makes principal payments in equal monthly installments of $143 plus accrued interest. All remaining unpaid principal is due on April 30, 2014. The loan agreement contains standard covenants, including covenants that, among other things, restrict the Company’s ability to incur additional debt or make certain investments, require the Company to maintain compliance with certain applicable regulatory standards, and require the Company to maintain a certain financial condition. Indebtedness under the loan agreement is secured by the land and buildings that comprise the Company’s ground campus. Under the original terms of the loan agreement, interest accrued based on 30 day LIBOR plus 3.5%. On June 9, 2010, the loan agreement was amended to reduce the interest rate on unpaid amounts to 30 day LIBOR plus 2.25% (approximately 3.9% at June 30, 2010). All other significant aspects of the loan agreement remained unchanged. As of June 30, 2010, the Company is in compliance with its debt covenants.
The Company allocated $14,495 of the purchase price to the repurchase of its common stock and the remaining $35,505 to the land and buildings. Additionally, the Company removed the building and improvement assets and related capital lease obligations of $29,796 and applied the deferred gain of $1,429 as a reduction to the new building value.
4. Net Income Per Common Share
Basic net income per common share is calculated by dividing net income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per common share reflects the assumed conversion of all potentially dilutive securities, consisting of stock options, for which the estimated fair value exceeds the exercise price, less shares which could have been purchased with the related proceeds, unless anti-dilutive. For employee equity awards, repurchased shares are also included for any unearned compensation adjusted for tax.
The table below reflects the calculation of the weighted average number of common shares outstanding, on an as if converted basis, used in computing basic and diluted net income per common share.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Denominator:

Basic common shares outstanding	45,723,634	44,846,224	45,698,913	45,158,536

Effect of dilutive stock options and restricted stock	833,788	204,395	742,322	278,388

Diluted common shares outstanding	46,557,422	45,050,619	46,441,235	45,436,924

5. Valuation and Qualifying Accounts

	Balance at			Balance at
	Beginning of	Charged to		End of
	Period	Expense	Deductions(1)	Period
Allowance for doubtful accounts receivable:
Six months ended June 30, 2010	$7,553	10,273	(6,644)	$11,182
Six months ended June 30, 2009	$6,356	6,587	(5,833)	$7,110

(1)	Deductions represent accounts written off, net of recoveries.
6. Property and Equipment
Property and equipment consist of the following:

	As of June 30,	As of December 31,
	2010	2009
Land	$8,282	$7,230
Land improvements	1,597	1,597
Buildings	25,176	25,176
Equipment under capital leases	3,545	3,545
Leasehold improvements	7,288	3,692
Computer equipment	30,134	22,327
Furniture, fixtures and equipment	9,025	7,750
Other	2,763	1,431
Construction in progress	15,384	7,712

	103,194	80,460
Less accumulated depreciation and amortization	(18,182)	(13,090)

Property and equipment, net	$85,012	$67,370

GRAND CANYON EDUCATION, INC.
Notes to Financial Statements
(In thousands, except share and per share data)
(Unaudited)
7. Accrued Liabilities
Accrued liabilities consist of the following:

	June 30,	December 31,
	2010	2009
Accrued compensation and benefits	$17,298	$11,898
Accrued interest	90	94
Deferred rent	238	244
Tax reserves, non-income tax related	709	229
Tax reserves, income tax related	267	568
Other accrued expenses	7,983	5,070

	$26,585	$18,103

8. Commitments and Contingencies
Leases
The Company leases certain land, buildings and equipment under non-cancelable operating leases expiring at various dates through 2023. Future minimum lease payments under operating leases due each year are as follows at June 30, 2010:

2010	$1,966
2011	4,069
2012	3,623
2013	3,681
2014	3,309
Thereafter	12,538

Total minimum payments	$29,186

Total rent expense and related taxes and operating expenses under operating leases for the six months ended June 30, 2010 and 2009 were $2,327 and $2,376, respectively.
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
On September 11, 2008, the Company was served with a qui tam lawsuit that had been filed against the Company in August 2007 in the United States District Court for the District of Arizona (the “Court”) by a then-current employee on behalf of the federal government. All proceedings in the lawsuit had been under seal until September 5, 2008, when the court unsealed the first amended complaint, which was filed on August 11, 2008. A qui tam case is a civil lawsuit brought under the federal False Claims Act by one or more individuals (a “relator”) on behalf of the federal government for an alleged submission to the government of a false claim for payment. The qui tam lawsuit alleges, among other things, that the Company violated the False Claims Act by knowingly making false statements, and submitting false records or statements, from at least 2001 to the present, to get false or fraudulent claims paid or approved, and asserts that the Company improperly compensated certain of its enrollment counselors in violation of the Title IV law governing compensation of such employees, and as a result, improperly received Title IV program funds. The complaint specifically alleges that some of the Company’s compensation practices with respect to its enrollment personnel, including providing non-cash awards, have violated the Title IV law governing compensation. While the Company believes that the compensation policies and practices at issue in the complaint have not been based on success in enrolling students in violation of applicable law, the Department of Education’s regulations and interpretations of the incentive compensation law do not establish clear criteria for compliance in all circumstances, and some of these practices, including the provision of non-cash awards, are not within the scope of any explicit “safe harbor” provided in the compensation regulations. The complaint seeks treble the amount of unspecified damages sustained by the federal government in connection with the Company’s receipt of Title IV funding, a civil penalty for each violation of the False Claims Act, attorneys’ fees, costs, and interest. The Company filed a motion to dismiss this case in November 2008, which was denied by the court in February 2009, and it has continued to vigorously contest this lawsuit. The Company cannot presently predict the outcome of this qui tam case or any liability or other sanctions that may result.

GRAND CANYON EDUCATION, INC.
Notes to Financial Statements
(In thousands, except share and per share data)
(Unaudited)
Pursuant to the court’s mandatory scheduling order, the Company entered into settlement discussions with respect to the qui tam matter with the relator. In connection with such discussions, in October 2009 the Company reached a settlement in principle with the relator pursuant to which the Company agreed to pay $5,200 to finally resolve the qui tam case and thereby avoid the cost and distraction of a potentially protracted trial. Thus, in the third quarter of 2009, the Company accrued $5,200 for the estimated litigation loss. Following unsuccessful attempts to conclude a settlement agreement among the Company, the relator and the United States, on April 28, 2010, the Company and the relator submitted a proposed settlement agreement to the Court for approval. In accordance with a scheduling order set by the Court, the United States filed certain objections to the proposed settlement agreement to which the Company and the relator responded. The Court then held a hearing regarding the proposed settlement agreement, and the United States’ objections thereto, on June 10, 2010.
Following the June 10, 2010 hearing, the Court ruled that, notwithstanding the United States’ objections, the Court would not object to the provisions of the settlement agreement proposed by the Company and the relator that provide, among other things, (a) that the $5,200 settlement amount would be payable by the Company on the earlier of September 1, 2011 or the issuance by the DOE to the Company of a Title IV program participation agreement (the Company’s application for which had been pending since March 2008), and (b) that the Company would receive a release from future False Claims Act claims (i.e. qui tam actions) with respect to all conduct which is of the same subject matter as the conduct that is at issue in the current qui tam litigation (the “covered conduct”) through the date that the settlement agreement is approved by the Court. The Court asked for further briefing on the issue of whether the Court has jurisdiction to approve the settlement agreement, over the United States’ objections, if it includes (i) within the scope of the release provision, a release from future DOE administrative actions with respect to the covered conduct, and (ii) a provision confirming that the Company has fully complied with the OIG subpoena (the “contested provisions”). The parties have completed such briefing and, a final hearing on approval, modification, or rejection of the contested provisions will be held on August 13, 2010. If the Court determines that it cannot approve the contested provisions, then the parties may agree to strike those provisions and the Court, per its June 10, 2010 ruling, will approve a settlement consisting of the remaining proposed provisions, including those described in (a) and (b) above. Alternatively, the Company would have the option to abandon the proposed settlement and continue with its defense of the litigation. In either such event, the DOE would retain the power it currently possesses to continue with the OIG investigation and/or to initiate other administrative actions, including a program review, against the Company based on the covered, or any other, conduct. Should the parties fail to conclude the settlement on the proposed or other terms, the Company intends to vigorously defend this lawsuit.
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
Tax Reserves, Non-Income Tax Related
From time to time the Company has exposure to various non-income tax related matters that arise in the ordinary course of business. At June 30, 2010 and December 31, 2009, the Company had reserved approximately $709 and $229, respectively, for tax matters where its ultimate exposure is considered probable and the potential loss can be reasonably estimated.
9. Income Taxes
The Company’s uncertain tax positions are related to tax years that remain subject to examination by tax authorities. As of December 31, 2009, the earliest tax year still subject to examination for federal and state purposes was 2005. During 2008, the IRS commenced an examination of the Company’s 2005 income tax return and subsequently opened 2006 for examination. The Company has finalized the federal income tax audits of 2005 and 2006 and as a result of the audit findings, paid $67 and $20 in tax and interest, respectively, for 2005 and $159 and $31 in tax and interest, respectively, for 2006 during the second quarter of 2010.
10. Share-Based Compensation
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

GRAND CANYON EDUCATION, INC.
Notes to Financial Statements
(In thousands, except share and per share data)
(Unaudited)
A summary of the activity related to stock options granted under the Company’s Incentive Plan since December 31, 2009 is as follows:

	Summary of Stock Options Outstanding
		Weighted	Weighted
		Average	Average
		Exercise	Remaining	Aggregate
	Total	Price per	Contractual	Intrinsic
	Shares	Share	Term (Years)	Value ($)(1)
Outstanding as of December 31, 2009	3,349,996	12.30

Granted	883,800	21.25
Exercised	(79,602)	12.00
Forfeited, canceled or expired	(64,130)	16.60

Outstanding as of June 30, 2010	4,090,064	$14.18	8.69	$37,833

Exercisable as of June 30, 2010	1,031,854	$12.07	8.40	$11,722

Available for issuance as of June 30, 2010	2,037,778

(1)	Aggregate intrinsic value represents the value of our closing stock price on June 30, 2010 ($23.43) in excess of the exercise price multiplied by the number of options outstanding or exercisable.
Share-based Compensation Expense
The table below outlines share-based compensation expense for the six months ended June 30, 2010 and 2009 related to restricted stock and stock options granted:

	2010	2009
Instructional costs and services	$918	$173
Selling and promotional	100	78
General and administrative	1,320	1,326

Share-based compensation expense included in operating expenses	2,338	1,577
Tax effect of share-based compensation	(935)	(631)

Share-based compensation expense, net of tax	$1,403	$946

Restricted Stock Grants
On March 3, 2009, the Company granted 2,614 shares of common stock with a fair value of $15.30 per share, to certain members of the Company’s board of directors. The restricted shares have voting rights and vested on March 3, 2010. On May 19, 2009, the Company granted 4,982 shares of common stock with a fair value of $14.05 per share, to certain members of the Company’s board of directors. The restricted shares have voting rights and vested on May 17, 2010. On May 18, 2010, the Company granted 4,173 shares of common stock with a fair value of $25.16 per share, to certain members of the Company’s board of directors. The restricted shares have voting rights and vest the earlier of May 18, 2011 or immediately prior to the 2011 Annual Meeting of Stockholders.
11. Regulatory
The Company is subject to extensive regulation by federal and state governmental agencies and accrediting bodies. In particular, the Higher Education Act of 1965, as amended (the “Higher Education Act”), and the regulations promulgated thereunder by the Department of Education (the “DOE”) subject the Company to significant regulatory scrutiny on the basis of numerous standards that schools must satisfy in order to participate in the various federal student financial assistance programs under Title IV of the Higher Education Act.
To participate in the Title IV programs, an institution must be authorized to offer its programs of instruction by the relevant agency of the state in which it is located, accredited by an accrediting agency recognized by the Department of Education and certified as eligible by the DOE. The DOE will certify an institution to participate in the Title IV programs only after the institution has demonstrated compliance with the Higher Education Act and the DOE’s extensive regulations regarding institutional eligibility. An institution must also demonstrate its compliance to the DOE on an ongoing basis. The Company submitted its application for recertification in March 2008 in anticipation of the expiration of its provisional certification on June 30, 2008. The DOE did not make a decision on the Company’s recertification application by June 30, 2008, and therefore the Company’s participation in the Title IV programs has been automatically extended on a month-to-month basis until the DOE makes its decision. As of December 31, 2009 and June 30, 2010, management believes the Company is in compliance with the applicable regulations in all material respects.
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

GRAND CANYON EDUCATION, INC.
Notes to Financial Statements
(In thousands, except share and per share data)
(Unaudited)
In connection with its administration of the Title IV program, the Department of Education periodically conducts program reviews at selected schools that receive Title IV funds. In July 2010, the Department of Education initiated a program review of Grand Canyon University covering the 2008-2009 and 2009-2010 award years. As part of this program review, a Department of Education program review team conducted a site visit on campus and reviewed, and in some cases has requested further information regarding, the University’s records, practices and policies relating to, among other things, financial aid, enrollment, enrollment counselor compensation, program eligibility and other Title IV compliance matters. Upon the conclusion of the site visit, the Company was informed by the program review team that it would (i) conduct further review of the University’s documents and records offsite, (ii) upon completion of such review, schedule a formal exit interview to be followed by a preliminary program review report in which any preliminary findings of non-compliance would be presented, and (iii) conclude the review by issuance of a final program review report or a final determination letter. Accordingly, at this point, the program review remains open and the Company intends to continue to cooperate with the review team until the program review is completed.
While the Company has not yet received notification of the timing of our exit interview or the Department of Education’s preliminary or final program review report or a final determination letter, as a result of concerns first raised by a member of the program review team at the conclusion of the site visit and subsequently stated in an affidavit by such member filed in connection with the qui tam case, the Company is aware that the program review team has two preliminary findings of concern. The first issue is whether a compensation policy in use during part of the period under review improperly rewarded some enrollment counselors based on success in enrolling students in violation of applicable law. As the Company has previously disclosed in the context of the ongoing qui tam action, while we believe that the Company’s compensation policies and practices are not based on success in enrolling students in violation of applicable law, the Department of Education’s regulations and interpretations of the incentive compensation law do not establish clear criteria for compliance in all circumstances and some of the Company’s practices in prior years were not within the scope of any specific “safe harbor” provided in the compensation regulations.
The second issue is whether, during the award years under review, certain programs offered within the University’s College of Liberal Arts provided students with training for gainful employment in recognized occupations. This “gainful employment” standard has been a requirement of Title IV eligibility generally for programs offered at proprietary institutions of higher learning such as Grand Canyon University, but under legislation passed in 2008 and effective as of July 1, 2010, it no longer applies to designated liberal arts programs offered by the University. Subsequent to the filing of the affidavit by the program review team member expressing this preliminary finding, the program review team requested additional information from the Company that would help them determine whether the University’s liberal arts degree programs were eligible under Title IV because they did provide training for gainful employment in recognized occupations during the award years under review. While the Company has not been informed at this time which of the University’s liberal arts programs the program review team believes may be ineligible, the Company is in the process of gathering information for delivery to the Department of Education by its requested deadline that the Company believes will demonstrate that its liberal arts programs met this requirement during such award years.
The Company’s policies and procedures are planned and implemented to comply with the applicable standards and regulations under Title IV. If and to the extent the DOE’s program review identifies any compliance issues, the Company is committed to resolving such issues and ensuring that Grand Canyon University operated in compliance with all DOE requirements. Program reviews may be unresolved for several months or years with little or no communication from the DOE, and may involve additional exchanges of information following the site visit. The Company cannot presently predict whether further information requests will be made, when the program review will be closed, when the exit interview will take place or when the preliminary or final program review report or final determination letter will be issued. If the DOE were to make significant findings of non-compliance in the final program review determination, it could have a material adverse effect on the Company’s business, results of operations, cash flows and financial position.

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
Forward-looking statements should not be read as a guarantee of future performance or results, and will not necessarily be accurate indications of the times at, or by, which such performance or results will be achieved. Forward-looking statements are based on information available at the time those statements are made or management’s good faith belief as of that time with respect to future events, and are subject to risks and uncertainties that could cause actual performance or results to differ materially from those expressed in or suggested by the forward-looking statements. Important factors that could cause such differences include, but are not limited to:
•	our failure to comply with the extensive regulatory framework applicable to our industry, including Title IV of the Higher Education Act and the regulations thereunder, state laws and regulatory requirements, and accrediting commission requirements;

•	the results of the ongoing investigation by the Department of Education’s Office of Inspector General and the pending qui tam action regarding the manner in which we have compensated our enrollment personnel, and possible remedial actions or other liability resulting therefrom;

•	the results of the ongoing program review being conducted by the Department of Education of our compliance with Title IV program requirements, and possible fines or other administrative sanctions resulting therefrom;

•	the ability of our students to obtain federal Title IV funds, state financial aid, and private financing;

•	we experience damage to our reputation or other adverse effects as a result of negative publicity in the media, in industry or in connection with governmental reports or investigations or otherwise, affecting us or other companies in the for-profit postsecondary education sector;

•	risks associated with changes in applicable federal and state laws and regulations and accrediting commission standards;

•	we experience a change of control under applicable regulatory or accrediting standards, including as a result of actions or events not within our control, and we are unable to obtain appropriate approvals for such an event in a timely manner, or at all;

•	our ability to hire and train new, and develop and train existing, enrollment counselors;

•	the pace of growth of our enrollment;

•	our ability to convert prospective students to enrolled students and to retain active students;

•	our success in updating and expanding the content of existing programs and developing new programs in a cost-effective manner or on a timely basis;

•	industry competition, including competition for qualified executives and other personnel;

•	risks associated with the competitive environment for marketing our programs;

•	failure on our part to keep up with advances in technology that could enhance the online experience for our students;

•	the extent to which obligations under our loan agreement, including the need to comply with restrictive and financial convenants and to pay principal and interest payments, limits our ability to conduct our operations or seek new business opportunities;

•	our ability to manage future growth effectively;

•	general adverse economic conditions or other developments that affect job prospects in our core disciplines; and

•	other factors discussed under the headings “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
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

Overview
We are a regionally accredited provider of postsecondary education services focused on offering graduate and undergraduate degree programs in our core disciplines of education, business, healthcare, and liberal arts. We offer programs online as well as ground programs at our 100 acre traditional campus in Phoenix, Arizona and onsite at the facilities of employers. In February 2004, several of our current stockholders acquired the assets of the school and converted its operations to a for-profit institution. Since then, we have enhanced our senior management team, expanded our online platform, increased our program offerings, and initiated a marketing and branding effort to further differentiate us in the markets in which we operate. We have also made investments to enhance our ground campus and student and technology support services. We believe the changes we have instituted, combined with our management expertise, provide a platform that will support continued enrollment and revenue growth.
At June 30, 2010, we had approximately 36,300 students, an increase of 31.5% over the approximately 27,600 students we had at June 30, 2009. At June 30, 2010, 96.8% of our students were enrolled in our online programs, and 44.1% of our online students were pursuing master’s or doctoral degrees. In addition, revenue per student increased between periods as we increased tuition prices for students in our online and professional studies programs by 0.0% to 5.7%, depending on the program, with an estimated blended rate increase of 3.5% for our 2010-11 academic year, as compared to tuition price increases for students in our online and professional studies programs by 2.3% to 15.5% for our 2009-10 academic year, depending on the program, with an estimated blended rate increase of 5.0% for the prior academic year. Tuition for our traditional ground programs had no increase for our 2010-11 academic year, as compared to an increase of 6.6% for the prior academic year. In addition, we experienced an increase in the number of students taking 4 credit courses between years. Operating income was $40.8 million for the six months ended June 30, 2010, an increase of $18.8 million over the $22.0 million in operating income for the six months ended June 30, 2009.
As part of our transition from a “term-based” financial aid system (where all students, including online students, begin programs and are eligible to receive financial aid at periodic start dates pursuant to a calendar-based term system) to a “borrower-based” financial aid system (where each student may begin a program and start an award year at any time throughout the year), we successfully converted our back office system from Datatel, Inc. to a series of programs developed by Campus Management Corp., including CampusVue and Campus Portal. Beginning in April 2010, all new and continuing online and professional studies students starting a new award year have financial aid awarded based on the borrower-based academic year (“BBAY”) non-term processing. All other online and professional studies students were transitioned to BBAY, non-term processing at the completion of their spring term. All traditional ground students will remain on the term based financial aid system. This conversion allows us to manage our non-traditional online and professional studies students with greater ease and flexibility by providing for rolling and flexible start dates.
The following is a summary of our student enrollment at June 30, 2010 and 2009 (which included less than 200 students pursuing non-degree certificates in each period) by degree type and by instructional delivery method:

	June 30,
	2010(1)		2009
	# of Students	% of Total	# of Students	% of Total
Graduate degrees(2)	15,916	43.8%	13,841	50.1%
Undergraduate degree	20,385	56.2%	13,781	49.9%

Total	36,301	100.0%	27,622	100.0%

	June 30,
	2010(1)		2009
	# of Students	% of Total	# of Students	% of Total
Online(3)	35,145	96.8%	26,234	95.0%
Ground(4)	1,156	3.2%	1,388	5.0%

Total	36,301	100.0%	27,622	100.0%

(1)	Enrollment at June 30, 2010 represents individual students who attended a course during the last two months of the calendar quarter. Prior to our transition to BBAY, enrollment had been defined as individual students that attended a course in a term that was in session as of the end of the quarter.

(2)	Includes 870 and 228 students pursuing doctoral degrees at June 30, 2010 and 2009, respectively.

(3)	As of June 30, 2010 and 2009, 44.1% and 50.8%, respectively, of our Online students are pursuing graduate degrees.

(4)	Includes both our traditional on-campus ground students, as well as our professional studies students.
Critical Accounting Policies and Use of Estimates
Our critical accounting policies are disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2009. During the six months ended June 30, 2010, there have been no significant changes in our critical accounting policies.

Key Trends, Developments and Challenges

The following circumstances and trends present opportunities, challenges and risks.

Evolving Postsecondary Education Market

The U.S. is in the midst of an economic downturn that has caused an increased number of individuals to consider advancing their education. Additionally, we believe the number of non-traditional students who work, are raising a family, or are doing both while trying to earn a college degree continue to grow. Given these trends, we believe that many individuals will be attracted to our high quality academic programs at affordable tuition rates.

Regulation and Oversight
We are subject to extensive regulation by federal and state governmental agencies and accrediting bodies. In particular, the Higher Education Act of 1965, as amended (the “Higher Education Act”), and the regulations promulgated thereunder by the Department of Education (the “DOE”) subject the Company to significant regulatory scrutiny on the basis of numerous standards that schools must satisfy in order to participate in the various federal student financial assistance programs under Title IV of the Higher Education Act.
Pending Rulemaking by the Department of Education
In November 2009, the Department of Education convened a new negotiated rulemaking team related to Title IV program integrity issues. This team, which included representatives of the various higher education constituencies, was unable to reach consensus of the form of all of the rules addressed by that team. Accordingly, under the negotiated rulemaking protocol, the Department of Education became free to propose rules without regard to the tentative agreement reached regarding certain of the rules.

The proposed program integrity rulemaking addresses numerous topics. The most significant proposals for our business are the following:
•	Modification of the standards relating to the payment of incentive compensation to employees involved in student recruitment and enrollment; and
•	Adoption of a definition of “gainful employment” for purposes of the requirement for Title IV student financial aid that a program of study prepare students for gainful employment in a recognized occupation.
On June 18, 2010, the Department of Education issued a Notice of Proposed Rulemaking (“NPRM”) in respect of the program integrity issues, other than the metrics for determining compliance with the gainful employment requirement, with a 45 day public comment period. On July 26, 2010, the Department of Education issued an NPRM in respect of the proposed gainful employment requirement, also with a 45 day comment period. With respect to both NPRMs, the Department of Education has stated that its goal to publish rules by November 1, 2010 and to have the final rules be effective July 1, 2011 with certain provisions of the gainful employment rules to be effective July 1, 2012.
There remain many open questions and interpretive issues with respect to each of these NPRMs. In particular, with repect to the gainful employment NPRM, there remain questions as to the availability of, and the ability of education companies to obtain, the information needed to calculate the applicable metrics. If the gainful employment regulation is adopted in a form similar to the Department of Education’s proposal in the NPRM, it could render some of our programs ineligible for Title IV funding if we do not meet the test to be considered “fully eligible.” We are currently evaluating the impact of the proposed rules and will continue to monitor developments in this area.
Department of Education Program Review
In connection with its administration of the Title IV program, the Department of Education periodically conducts program reviews at selected schools that receive Title IV funds. In July 2010, the Department of Education initiated a program review of Grand Canyon University covering the 2008-2009 and 2009-2010 award years. As part of this program review, a Department of Education program review team conducted a site visit on our campus and reviewed, and in some cases has requested further information regarding, our records, practices and policies relating to, among other things, financial aid, enrollment, enrollment counselor compensation, program eligibility and other Title IV compliance matters. Upon the conclusion of the site visit, we were informed by the program review team that it would (i) conduct further review of our documents and records offsite, (ii) upon completion of such review, schedule a formal exit interview to be followed by a preliminary program review report in which any preliminary findings of non-compliance would be presented, and (iii) conclude the review by issuance of a final program review report or a final determination letter. Accordingly, at this point, the program review remains open and we intend to continue to cooperate with the review team until the program review is completed.
While we have not yet received notification of the timing of our exit interview or the Department of Education’s preliminary or final program review report or a final determination letter, as a result of concerns first raised by a member of the program review team at the conclusion of the site visit and subsequently stated in an affidavit by such member filed in connection with our qui tam case, we are aware that the program review team has two preliminary findings of concern. The first issue is whether a compensation policy in use during part of the period under review improperly rewarded some enrollment counselors based on success in enrolling students in violation of applicable law. As we have previously disclosed in the context of our ongoing qui tam action, while we believe that our compensation policies and practices are not based on success in enrolling students in violation of applicable law, the Department of Education’s regulations and interpretations of the incentive compensation law do not establish clear criteria for compliance in all circumstances and some of our practices in prior years were not within the scope of any specific “safe harbor” provided in the compensation regulations.
The second issue is whether, during the award years under review, certain programs offered within our College of Liberal Arts provided students with training for gainful employment in recognized occupations. This “gainful employment” standard has been a requirement of Title IV eligibility generally for programs offered at proprietary institutions of higher learning such as Grand Canyon University, but under legislation passed in 2008 and effective as of July 1, 2010, it no longer applies to designated liberal arts programs offered by us. Subsequent to the filing of the affidavit by the program review team member expressing this preliminary finding, the program review team requested additional information from us that would help them determine whether our liberal arts degree programs were eligible under Title IV because they did provide training for gainful employment in recognized occupations during the award years under review. While we have not been informed at this time which of our liberal arts programs the program review team believes may be ineligible, we are in the process of gathering information for delivery to the Department of Education by its requested deadline that we believe will demonstrate that our liberal arts programs met this requirement during such award years.

The Company’s policies and procedures are planned and implemented to comply with the applicable standards and regulations under Title IV. If and to the extent the DOE’s program review identifies any compliance issues, the Company is committed to resolving such issues and ensuring that Grand Canyon University operated in compliance with all DOE requirements. Program reviews may be unresolved for several months or years with little or no communication from the DOE, and may involve additional exchanges of information following the site visit. The Company cannot presently predict whether further information requests will be made, when the program review will be closed, when the exit interview will take place or when the preliminary or final program review report or final determination letter will be issued. If the DOE were to make significant findings of non-compliance in the final program review determination, it could have a material adverse effect on the Company’s business, results of operations, cash flows and financial position.
Congressional Hearings
In recent months, there has been increased focus by the U.S. Congress on the role that for-profit educational institutions play in higher education. On June 17, 2010, the Education and Labor Committee of the U.S. House of Representatives held a hearing to examine the manner in which accrediting agencies review higher education institutions’ policies on credit hours and program length. On June 24, 2010, the Health, Education, Labor and Pensions (“HELP”) Committee of the U.S. Senate released a report entitled, “Emerging Risk?: An Overview of Growth, Spending, Student Debt and Unanswered Questions in For-Profit Higher Education” and held the first in a series of hearings to examine the proprietary education sector. Earlier, on June 21, 2010 the Chairmen of each of these education committees, together with other members of Congress, requested the Government Accountability Office (“GAO”) to conduct a review and prepare a report with recommendations regarding various aspects of the proprietary sector, including recruitment practices, educational quality, student outcomes, the sufficiency of integrity safeguards against waste, fraud and abuse in federal student aid programs and the degree to which proprietary institutions’ revenue is composed of Title IV and other federal funding sources. On August 4, 2010, the HELP Committee held a second hearing to examine student recruitment practices as for-profit colleges. At this hearing, the GAO presented a report detailing the results of an investigation into sales and marketing practices in the for-profit education industry, which found that certain schools named in the report had engaged in fraudulent, deceptive or otherwise questionable practices in the area of student recruitment. These hearings and the GAO investigation are not formally related to the Department of Education’s program integrity rulemaking process currently underway regarding program integrity issues. However, the outcome of the hearings and the GAO investigation could impact the substance of the rulemaking process.
Following the August 6, 2010 hearing, we received a request from the HELP Committee to provide information to the committee concerning how we use Federal resources, including how we recruit and enroll students, set program price or tuition, determine financial aid including private or institutional loans, track attendance, handle withdrawals of students and return of Title IV dollars and manage compliance with the requirement that no more than 90% of revenues come from Title IV dollars. The request also seeks an understanding of the number of students who complete or graduate from programs we offer, how many of those students find new work in their educational area, the debt levels of students enrolling and completing programs and how we track and manage the number of students who risk default within the cohort default rate window. In furtherance of this, the HELP Committee has requested that we provide information about a broad spectrum of our business, including detailed information relating to financial results, management, operations, personnel, recruiting, enrollment, graduation, student withdrawals, receipt of Title IV funds, institutional accreditation, regulatory compliance and other matters. We are in the process of evaluating this request. For further information, see “Item 1A. Risk Factors — The U.S. Congress has recently commenced an examination of the for-profit education sector that could result in legislation or further U.S. Department of Education rulemaking restricting Title IV program participation by proprietary schools in a manner that materially and adversely affects our business.”

Results of Operations
The following table sets forth statements of operations data as a percentage of net revenue for each of the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Net revenue	100.0%	100.0%	100.0%	100.0%
Operating expenses
Instructional cost and services	37.1	32.4	36.4	32.4
Selling and promotional	29.7	32.9	29.9	34.0
General and administrative	12.0	13.8	12.1	14.8
Exit costs	0.1	0.0	0.1	0.0
Royalty to former owner	0.1	0.1	0.1	0.1

Total operating expenses	79.0	79.3	78.5	81.4

Operating income	21.0	20.7	21.5	18.6
Interest expense	(0.2)	(0.7)	(0.3)	(0.9)
Interest income	0.0	0.2	0.1	0.2

Income before income taxes	20.9	20.2	21.2	17.9
Income tax expense	8.2	8.0	8.5	7.1

Net income	12.7	12.2	12.8	10.7

Three Months Ended June 30, 2010 Compared to Three Months Ended June 30, 2009
Net revenue. Our net revenue for the quarter ended June 30, 2010 was $97.5 million, an increase of $34.6 million, or 55.0%, as compared to net revenue of $62.9 million for the quarter ended June 30, 2009. This increase was primarily due to an increase in online enrollment, and, to a lesser extent increases in the average tuition per student as a result of tuition price increases and an increase in the number of students taking four credit courses between years, partially offset by increased institutional scholarships. End-of-period enrollment increased 31.5% between June 30, 2010 and 2009, as we were able to continue our growth and increase our recruitment, marketing, and enrollment operations.
Instructional cost and services expenses. Our instructional cost and services expenses for the quarter ended June 30, 2010 were $36.2 million, an increase of $15.8 million, or 77.2%, as compared to instructional cost and services expenses of $20.4 million for the quarter ended June 30, 2009. This increase was primarily due to increases in instructional compensation and related expenses, non-capitalizable system conversion costs, faculty compensation, instructional supplies, depreciation and amortization, share-based compensation, and other miscellaneous instructional costs and services of $4.3 million, $4.0 million, $2.8 million, $1.2 million, $0.8 million, $0.4 million, and $2.3 million, respectively. These increases are primarily attributable to the increased headcount (both staff and faculty) needed to provide student instruction and support services, including increased occupancy and equipment costs for the increased headcount, to support the increase in enrollments. Our instructional cost and services expenses as a percentage of net revenue increased by 4.7% to 37.1% for the quarter ended June 30, 2010, as compared to 32.4% for the quarter ended June 30, 2009. This increase was a result of costs incurred during our system conversion during the second quarter of 2010, an increase in employee compensation and related expenses as a percentage of revenue as we have increased the support personnel to student ratios to further improve the customer service to our students and increased instructional supplies and miscellaneous instructional costs due to increased licensing fees related to educational resources and continued improvement in curriculum development and new and enhanced innovative educational tools, partially offset by our ability to leverage the fixed cost structure of our campus-based facilities and ground faculty across an increasing revenue base.
Selling and promotional expenses. Our selling and promotional expenses for the quarter ended June 30, 2010 were $29.0 million, an increase of $8.3 million, or 39.8%, as compared to selling and promotional expenses of $20.7 million for the quarter ended June 30, 2009. This increase was primarily due to increases in selling and promotional employee compensation and related expenses, advertising and other promotional expenses of $4.1 million, $3.1 million and $1.1 million, respectively. These increases were driven by a continued expansion in our marketing efforts, which resulted in an increase in recruitment, marketing, and enrollment staffing, and expenses related to our revenue sharing arrangement. Our selling and promotional expenses as a percentage of net revenue decreased by 3.2% to 29.7% for the quarter ended June 30, 2010, from 32.9% for the quarter ended June 30, 2009. This decrease occurred as a result of an increase in the productivity of our enrollment counselors that were hired during 2009, coupled with our efforts to focus on pursuing higher quality leads to increase enrollment. In this regard, we incur immediate expenses in connection with hiring new enrollment counselors while these individuals undergo training, and typically do not achieve full productivity or generate enrollments from these enrollment counselors until four to six months after their dates of hire. We plan to continue to add additional enrollment counselors in the future, although the number of additional hires as a percentage of the total headcount is expected to remain flat or decrease.
General and administrative expenses. Our general and administrative expenses for the quarter ended June 30, 2010 were $11.7 million, an increase of $3.0 million, or 34.4%, as compared to general and administrative expenses of $8.7 million for the quarter ended June 30, 2009. This increase was primarily due to increases in bad debt expense and employee compensation and related expenses of $2.2 million and $0.9 million, partially offset by decreases in other general and administrative expenses of $0.1 million. Bad debt expense increased to $5.5 million for the quarter ended June 30, 2010 from $3.3 million for the quarter ended June 30, 2009 as a result of an increase in net revenues and the increase in aged receivables between periods. Employee compensation increased primarily as a result of additions in 2009 and the first quarter of 2010 resulting from our continued growth. Our general and administrative expenses as a percentage of net revenue decreased by 1.8% to 12.0% for the quarter ended June 30, 2010, from 13.8% for the quarter ended June 30, 2009. This decrease was primarily due to our ability to leverage certain costs such as administration and legal expenses across increasing revenue, partially offset by an increase in bad debt expense as a percentage of revenue from 5.2% in the second quarter of 2009 to 5.6% in the second quarter of 2010. As a result of current economic conditions, a higher percentage of aged receivables are not being paid.
Interest expense. Our interest expense for the quarter ended June 30, 2010 was $0.2 million, a decrease of $0.2 million from $0.4 million for the quarter ended June 30, 2009, as the average level of borrowings and related interest rates were significantly lowered as a result of the repurchase of the campus land and buildings and the conversion from a capital lease obligation at an effective interest rate of approximately 8.7% to a variable rate debt with an effective interest rate of 3.8% beginning in the second quarter of 2009.

Income tax expense. Income tax expense for the quarter ended June 30, 2010 was $8.0 million, an increase of $2.9 million from $5.1 million for the quarter ended June 30, 2009. This increase was primarily attributable to increased income before income taxes. Our effective tax rate was 39.2% during the second quarter of 2010 compared to 39.8% during the second quarter of 2009. The decrease in the effective tax rate between periods is due to resolution of the 2005 and 2006 IRS audit.
Net income. Our net income for the quarter ended June 30, 2010 was $12.4 million, an increase of $4.8 million, as compared to $7.6 million for the quarter ended June 30, 2009, due to the factors discussed above.
Six Months Ended June 30, 2010 Compared to Six Months Ended June 30, 2009
Net revenue. Our net revenue for the six months ended June 30, 2010 was $186.8 million, an increase of $68.4 million, or 57.9%, as compared to net revenue of $118.4 million for the six months ended June 30, 2009. This increase was primarily due to increased online enrollment and, to a lesser extent, increases in the average tuition per student as a result of tuition price increases and an increase in the number of students taking four credit courses between years, partially offset by an increase in institutional scholarships. End-of-period enrollment increased 31.5% between June 30, 2010 and 2009, as we were able to continue our growth and increase our recruitment, marketing, and enrollment operations.
Instructional cost and services expenses. Our instructional cost and services expenses for the six months ended June 30, 2010 were $68.0 million, an increase of $29.6 million, or 77.1%, as compared to instructional cost and services expenses of $38.4 million for the six months ended June 30, 2009. This increase was primarily due to increases in instructional compensation and related expenses, faculty compensation, non-capitalizable system conversion costs, instructional supplies, depreciation and amortization, share-based compensation, and other miscellaneous instructional costs and services of $8.8 million, $6.4 million, $4.0 million, $2.3 million, $1.6 million, $0.7 million, and $5.8 million, respectively. These increases are primarily attributable to the increased headcount (both staff and faculty) needed to provide student instruction and support services, including increased occupancy and equipment costs for the increased headcount, to support the increase in enrollments. Our instructional cost and services expenses as a percentage of net revenue increased by 4.0% to 36.4% for the six months ended June 30, 2010, as compared to 32.4% for the six months ended June 30, 2009. This increase was a result of costs incurred during our system conversion that occurred in the second quarter of 2010, an increase in employee compensation and related expenses as a percentage of revenue as we have increased the support personnel to student ratios to further improve the customer service to our students and increased instructional supplies and miscellaneous instructional costs due to increased licensing fees related to educational resources and continued improvement in curriculum development and new and enhanced innovative educational tools, partially offset by our ability to leverage the fixed cost structure of our campus-based facilities and ground faculty across an increasing revenue base.
Selling and promotional expenses. Our selling and promotional expenses for the six months ended June 30, 2010 were $55.9 million, an increase of $15.6 million, or 38.6%, as compared to selling and promotional expenses of $40.3 million for the six months ended June 30, 2009. This increase was primarily due to increases in selling and promotional employee compensation and related expenses, advertising and other selling and promotional expenses of $8.7 million, $6.5 million and $0.4 million, respectively. These increases were driven by a continued expansion in our marketing efforts, which resulted in an increase in recruitment, marketing, and enrollment staffing, and expenses related to our revenue sharing arrangement. Our selling and promotional expenses as a percentage of net revenue decreased by 4.1% to 29.9% for the six months ended June 30, 2010, from 34.0% for the six months ended June 30, 2009. This decrease occurred as a result of an increase in the productivity of our enrollment counselors that were hired during 2008 and 2009, coupled with our efforts to focus on pursuing higher quality leads to increase enrollment. In this regard, we incur immediate expenses in connection with hiring new enrollment counselors while these individuals undergo training, and typically do not achieve full productivity or generate enrollments from these enrollment counselors until four to six months after their dates of hire. We plan to continue to add additional enrollment counselors in the future, although the number of additional hires as a percentage of the total headcount is expected to remain flat or decrease.
General and administrative expenses. Our general and administrative expenses for the six months ended June 30, 2010 were $22.6 million, an increase of $5.1 million, or 28.7%, as compared to general and administrative expenses of $17.5 million for the six months ended June 30, 2009. This increase was primarily due to increases in bad debt expense and employee compensation of $3.7 million and $1.5 million, partially offset by lower other general and administrative expenses of $0.1 million. Bad debt expense increased to $10.3 million for the six months ended June 30, 2010 from $6.6 million for the six months ended June 30, 2009 as a result of an increase in net revenues and the increase in aged receivables between periods. Employee compensation increased primarily as a result of additions in 2009 and the first quarter of 2010 resulting from our continued growth. Our general and administrative expenses as a percentage of net revenue decreased by 2.7% to 12.1% for the six months ended June 30, 2010, from 14.8% for the six months ended June 30, 2009. This decrease was primarily due to our ability to leverage certain costs such as administration and legal expenses across an increasing revenue base. In addition, our bad debt expense decreased as a percentage of revenue from 5.6% in the first six months of 2009 to 5.5% in the first six months of 2010. As a result of current economic conditions, a higher percentage of aged receivables are not being paid. However, this deterioration in collections of aged receivables has recently been more than offset by changes that have been implemented with respect to our student accounts receivable collection process, which has resulted in fewer accounts reaching aged status.
Interest expense. Our interest expense for the six months ended June 30, 2010 was $0.5 million, a decrease of $0.6 million from $1.1 million for the six months ended June 30, 2009, as the average level of borrowings and related interest rates were significantly lowered as a result of the repurchase of the campus land and buildings and the conversion from a capital lease obligation at an effective interest rate of approximately 8.7% to a variable rate debt with an effective interest rate of 3.8% beginning in the second quarter of 2009.
Income tax expense (benefit). Income tax expense for the six months ended June 30, 2010 was $15.8 million, an increase of $7.4 million from $8.4 million for the six months ended June 30, 2009. This increase was primarily attributable to increased income before income taxes. Our effective tax rate was 39.9% during the first six months of 2010 compared to 39.9% during the first six months of 2009.
Net income. Our net income for the six months ended June 30, 2010 was $23.9 million, an increase of $11.2 million, as compared to $12.7 million for the six months ended June 30, 2009, due to the factors discussed above.
Seasonality
Our net revenue and operating results normally fluctuate as a result of seasonal variations in our business, principally due to changes in enrollment. Student population varies as a result of new enrollments, graduations, and student attrition. The majority of our traditional ground students do not attend courses during the summer months (May through August), which affects our results for our second and third fiscal quarters. Since a significant amount of our campus costs are fixed, the lower revenue resulting from the decreased ground student enrollment has historically contributed to lower operating margins during those periods. As we have increased the relative proportion of our online students, we expect this summer effect to continue to lessen. Partially offsetting this summer effect in the third quarter has been the sequential quarterly increase in enrollments that has occurred as a result of the traditional fall school start. This increase in enrollments also has occurred in the first quarter, corresponding to calendar year matriculation. In addition, we typically experience higher net revenue in the fourth quarter due to its overlap with the semester encompassing the traditional fall school start and in the first quarter due to its overlap with the first semester of the calendar year. A portion of our expenses do not vary proportionately with these fluctuations in net revenue, resulting in higher operating income in the first and fourth quarters relative to other quarters. We expect quarterly fluctuation in operating results to continue as a result of these seasonal patterns.

Liquidity and Capital Resources
Liquidity. We financed our operating activities and capital expenditures during the six months ended June 30, 2010 and 2009 primarily through cash provided by operating activities. Our unrestricted cash, cash equivalents, and marketable securities were $43.4 million and $63.1 million at June 30, 2010 and December 31, 2009, respectively. Our restricted cash, cash equivalents and investments at June 30, 2010 and December 31, 2009 were $30.7 million and $3.2 million, respectively.
A significant portion of our net revenue is derived from tuition financed by the Title IV programs. Federal regulations dictate the timing of disbursements under the Title IV programs. Under the BBAY financial aid system, loan funds are generally provided by the Direct Loan Program in two disbursements for each academic year. The disbursements are usually received four weeks into the first course of a payment period. These factors, together with the timing of our students beginning their programs, affect our operating cash flow.
The significant increase in the restricted cash amount between December 31, 2009 and June 30, 2010 is the result of us transitioning online and professional studies students into BBAY starting in April 2010. Financial aid for these students previously was processed on a semester basis in which disbursements for the semester were typically received in the first couple of weeks of the semester. We classify all financial aid received for courses that have not yet started as restricted cash.
Based on our current level of operations and anticipated growth, we believe that our cash flow from operations and other sources of liquidity, including cash and cash equivalents, will provide adequate funds for ongoing operations, planned capital expenditures, and working capital requirements for at least the next 24 months.
Cash Flows
Operating Activities. Net cash provided by operating activities for the six months ended June 30, 2010 was $30.1 million as compared to $27.0 million for the six months ended June 30, 2009. Cash provided by operating activities in the six months ended June 30, 2010 resulted from our net income plus non cash charges for bad debts, depreciation and amortization, exit costs, share-based compensation and improvement in our working capital management.
Investing Activities. Net cash used in investing activities was $49.3 million and $47.7 million for the six months ended June 30, 2010 and 2009, respectively. Cash used in investing activities in 2010 is primarily due to an increase in restricted cash during the second quarter of 2010 as a result of our transition from a term-based financial aid system to BBAY in April 2010. Other capital expenditures were $22.4 million and $11.1 million for the six months ended June 30, 2010 and 2009, respectively. In the first six months of 2010, capital expenditures primarily consisted of purchases of computer equipment, and software costs to complete our transition from Datatel to CampusVue and Great Plains, other internal use software projects, furniture and equipment to support our increasing employee base and headcount and ground campus building projects such as a new dormitory, classroom building and recreational center to support our increasing traditional ground student enrollment. In 2009, cash used in investing activities was primarily the result of our acquisition on April 28, 2009 of the land and buildings that comprise our ground campus for $35.5 million, in addition to the $11.1 million of capital expenditures which primarily consisted of purchases of computer equipment, leasehold improvements, and office furniture and fixtures to support our increasing employee headcounts.
Financing Activities. Net cash used in financing activities was nil and provided by financing activities was $10.3 million in the six months ended June 30, 2010 and 2009, respectively. During the first six months of 2010 principal payments on notes payable and capital lease obligations were offset by proceeds from the exercise of stock options and the excess tax benefits from share-based compensation. During the first six months of 2009, the proceeds from the loan agreement were partially offset by the repurchase of our shares from Spirit.
Contractual Obligations
The following table sets forth, as of June 30, 2010, the aggregate amounts of our significant contractual obligations and commitments with definitive payment terms due in each of the periods presented (in millions):

	Payments Due by Period
		Less than			More than
	Total	1 Year	2-3 Years	4-5 Years	5 Years
Long term notes payable	$25.0	$1.0	$3.8	$19.8	$0.4
Capital lease obligations	1.2	0.3	0.9	0.0	0.0
Purchase obligations(1)	53.5	29.7	23.4	0.4	0.0
Operating lease obligations	29.2	2.0	7.7	7.0	12.5

Total contractual obligations	$108.9	$33.0	$35.8	$27.2	$12.9

(1)	The purchase obligation amounts include expected spending by period under contracts that were in effect at June 30, 2010. Less than one year represents expected expenditures from July 1, 2010 through December 31, 2010.
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
We define Adjusted EBITDA as net income plus interest expense net of interest income, plus income tax expense, and plus depreciation and amortization (EBITDA), as adjusted for (i) the amortization of prepaid royalty payments recorded in conjunction with a settlement of a dispute with our former owner, (ii) contributions made to Arizona school tuition organizations in lieu of the payment of state income taxes, which we typically make in the fourth quarter of a fiscal year, (iii) estimated litigation losses, if any, (iv) exit costs, and (v) share-based compensation.
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

In evaluating Adjusted EBITDA, you should be aware that in the future we may incur expenses similar to the adjustments described above. Our presentation of Adjusted EBITDA should not be construed as an inference that our future results will be unaffected by expenses that are unusual, non-routine, or non-recurring. Adjusted EBITDA has limitations as an analytical tool, and you should not consider it in isolation, or as a substitute for analysis of our results as reported under GAAP. Some of these limitations are that it does not reflect:
•	cash expenditures for capital expenditures or contractual commitments;
•	changes in, or cash requirements for, our working capital requirements;
•	interest expense, or the cash requirements necessary to service interest or principal payments on our indebtedness;
•	the cost or cash required to replace assets that are being depreciated or amortized; and
•	the impact on our reported results of earnings or charges resulting from the items for which we make adjustments to our EBITDA, as described above and set forth in the table below.
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
The following table presents data relating to Adjusted EBITDA, which is a non-GAAP measure, for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
	(Unaudited, in thousands)
Net income	$12,396	$7,643	$23,876	$12,718
Plus: interest expense net of interest income	125	300	408	858
Plus: income tax expense	7,991	5,063	15,825	8,439
Plus: depreciation and amortization	2,574	1,680	5,161	3,238

EBITDA	23,086	14,686	45,270	25,253

Plus: royalty to former owner (a)	74	74	148	148
Plus: exit costs (b)	116	—	205	—
Plus: share-based compensation (c )	1,301	813	2,338	1,577

Adjusted EBITDA	$24,577	$15,573	$47,961	$26,978

(a)	Reflects the amortization of prepaid royalties recorded in conjunction with a settlement with the former owner.

(b)	Represents exit costs as a result of the closure of the student services facility in Utah during the fourth quarter of 2009. This amount represents increased costs related to an adjustment in the estimated sublease rentals associated with the leased space.

(c)	Reflects share-based compensation expense relating to stock and option grants made to employees and directors.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Impact of inflation. We believe that inflation has not had a material impact on our results of operations for the quarter ended June 30, 2010 or 2009. There can be no assurance that future inflation will not have an adverse impact on our operating results and financial condition.
Market risk. On June 30, 2009, we entered into two derivative agreements to manage our 30 Day LIBOR interest exposure from the variable rate debt we incurred in connection with the repurchase from Spirit of shares of our common stock and the land and buildings that comprise our ground campus, which debt matures in April 2014. The corridor instrument, which hedges variable interest rate risk starting July 1, 2009 through April 30, 2014 with a notional amount of $11.9 million as of June 30, 2010, permits us to hedge our interest rate risk at several thresholds. Under this arrangement, in addition to the credit spread we will pay variable interest rates based on the 30 Day LIBOR rates monthly until that index reaches 4%. If 30 Day LIBOR is equal to 4% through 6%, we will continue to pay 4%. If 30 Day LIBOR exceeds 6%, we will pay actual 30 Day LIBOR less 2%. The interest rate swap commenced on May 1, 2010, continues each month thereafter until April 30, 2014, and has a notional amount of $11.9 million as of June 30, 2010. Under this arrangement, we will receive 30 Day LIBOR and pay 3.245% fixed rate on the amortizing notional amount plus the credit spread.
Except with respect to the foregoing, we have no derivative financial instruments or derivative commodity instruments. We invest cash in excess of current operating requirements in short term certificates of deposit and money market instruments in multiple financial institutions.
Interest rate risk. We manage interest rate risk by investing excess funds in cash equivalents and AAA-rated marketable securities bearing variable interest rates, which are tied to various market indices. Our future investment income may fall short of expectations due to changes in interest rates or we may suffer losses in principal if we are forced to sell securities that have declined in market value due to changes in interest rates. At June 30, 2010, a 10% increase or decrease in interest rates would not have a material impact on our future earnings, fair values, or cash flows. For information regarding our variable rate debt, see “Market risk” above.

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective, as of June 30, 2010, in ensuring that material information relating to us required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in reports it files or submits under the Exchange Act is accumulated and communicated to management, including its principal executive officer or officers and principal financial officer or officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.
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
Pursuant to the court’s mandatory scheduling order, we entered into a settlement discussions with respect to the qui tam matter with the relator. In connection with such discussions, in October 2009, we reached a settlement in principle with the relator pursuant to which we agreed to pay $5.2 million to finally resolve the qui tam case and thereby avoid the cost and distraction of a potentially protracted trial. Thus, in the third quarter of 2009, we accrued $5.2 million for the estimated litigation loss. On April 28, 2010, we and the relator submitted a proposed settlement agreement to the Court for approval. Following unsuccessful attempts to conclude a settlement agreement among the Company, the relator and the United States, on April 28, 2010, the Company and the relator submitted a proposed settlement agreement to the Court for approval. In accordance with a scheduling order set by the Court, the United States filed certain objections to the proposed settlement agreement to which the Company and the relator responded. The Court then held a hearing regarding the proposed settlement agreement, and the United States’ objections thereto, on June 10, 2010.
Following the June 10, 2010 hearing, the Court ruled that, notwithstanding the United States’ objections, the Court would not object to the provisions of the settlement agreement proposed by the Company and the relator that provide, among other things, (a) that the $5.2 million settlement amount would be payable by the Company on the earlier of September 1, 2011 or the issuance by the DOE to the Company of a Title IV program participation agreement (the Company’s application for which had been pending since March 2008), and (b) that the Company would receive a release from future False Claims Act claims (i.e. qui tam actions) with respect to all conduct which is of the same subject matter as the conduct that is at issue in the current qui tam litigation (the “covered conduct”) through the date that the settlement agreement is approved by the Court. The Court asked for further briefing on the issue of whether the Court has jurisdiction to approve the settlement agreement, over the United States’ objections, if it includes (i) within the scope of the release provision, a release from future DOE administrative actions with respect to the covered conduct, and (ii) a provision confirming that the Company has fully complied with the OIG subpoena (the “contested provisions”). The parties have completed such briefing and, a final hearing on approval, modification, or rejection of the contested provisions will be held on August 13, 2010. If the Court determines that it cannot approve the contested provisions, then the parties may agree to strike those provisions and the Court, per its June 10, 2010 ruling, will approve a settlement consisting of the remaining proposed provisions, including those described in (a) and (b) above. Alternatively, the Company would have the option to abandon the proposed settlement and continue with its defense of the litigation. In either such event, the DOE would retain the power it currently possesses to continue with the OIG investigation and/or to initiate other administrative actions, including a program review, against the Company based on the covered, or any other, conduct. Should the parties fail to conclude the settlement on the proposed or other terms, we intend to vigorously defend this lawsuit.

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
Item 1A. Risk Factors
Other than with respect to the risk factors below, there have been no material changes to the risk factors disclosed in the “Risk Factors” section of our Annual Report on Form 10-K for the year ended December 31, 2009, as updated in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2010.
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
Pursuant to the court’s mandatory scheduling order, we entered into settlement discussions with respect to the qui tam matter with the relator and in October 2009, reached a settlement in principle with the relator pursuant to which we agreed to pay $5.2 million to finally resolve the qui tam case and thereby avoid the cost and distraction of a potentially protracted trial. We have accrued that amount in the accompanying financial statements for the year ended December 31, 2009. At that time, we also accrued $5.2 million for the estimated litigation loss. This settlement in principle was conditioned upon obtaining the approval of the U. S. Department of Justice (which has authority to approve settlement of False Claims Act matters) and the Department of Education with respect to the issuance to us of our Title IV program participation agreement (our application for which has been pending since March 2008), resolution of the OIG investigation, and finalizing the settlement terms that would release us from other False Claims Act cases based upon the conduct covered by the settlement.
Following unsuccessful attempts to conclude a settlement agreement among us, the relator and the United States, we and the relator submitted a proposed settlement agreement to the Court for approval. In accordance with a scheduling order set by the Court, the United States filed certain objections to the proposed settlement agreement to which the Company and the relator responded. The Court then held a hearing regarding the proposed settlement agreement, and the United States’ objections thereto, on June 10, 2010.
Following the June 10, 2010 hearing, the Court ruled that, notwithstanding the United States’ objections, the Court would not object to the provisions of the settlement agreement proposed by us and the relator that provide, among other things, (a) that the $5.2 million settlement amount would be payable by us on the earlier of September 1, 2011 or the issuance by the Department of Education to us of our Title IV program participation agreement, and (b) that we would receive a release from future False Claims Act claims (i.e. qui tam actions) with respect to all conduct which is of the same subject matter as the conduct that is at issue in the current qui tam litigation (the “covered conduct”) through the date that the settlement agreement is approved by the Court. The Court asked for further briefing on the issue of whether the Court has jurisdiction to approve the settlement agreement, over the United States’ objections, if it includes (i) within the scope of the release provision, a release from future Department of Education administrative actions with respect to the covered conduct, and (ii) a provision confirming that we have fully complied with the OIG subpoena (the “contested provisions”). The parties have completed such briefing and, a final hearing on approval, modification, or rejection of the contested provisions will be held on August 13, 2010. If the Court determines that it cannot approve the contested provisions, then the parties may agree to strike those provisions and the Court, per its June 10, 2010 ruling, will approve a settlement consisting of the remaining proposed provisions, including those described in (a) and (b) above. Alternatively, we would have the option to abandon the proposed settlement and continue with our defense of the litigation. In either such event, the Department of Education would retain the power it currently possesses to continue with the OIG investigation and/or to initiate other administrative actions, including a program review, against us based on the covered, or any other, conduct.
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

The Department of Education is conducting a program review of Grand Canyon University, which may result in the repayment of a substantial amount of Title IV funds and may lead to fines, penalties, or other sanctions, and damage to our reputation in the industry.
In connection with its administration of the Title IV federal student aid programs, the Department of Education periodically conducts program reviews at selected schools that receive Title IV funds. In July 2010, the Department of Education initiated a program review of Grand Canyon University covering the 2008-2009 and 2009-2010 award years. As part of this program review, a Department of Education program review team conducted a site visit on our campus and reviewed, and in some cases has requested further information regarding, our records, practices and policies relating to, among other things, financial aid, enrollment, enrollment counselor compensation, program eligibility and other Title IV compliance matters. Upon the conclusion of the site visit, we were informed by the program review team that it would (i) conduct further review of our documents and records offsite, (ii) upon completion of such review, schedule a formal exit interview to be followed by a preliminary program review report in which any preliminary findings of non-compliance would be presented, and (iii) conclude the review by issuance of a final program review determination letter. Accordingly, at this point, the program review remains open and we intend to continue to cooperate with the review team until the program review is completed.
While we have not yet received notification of the timing of our exit interview or the Department of Education’s preliminary program review report, as a result of concerns first raised by a member of the program review team at the conclusion of the site visit and subsequently stated in an affidavit by such member filed in connection with our qui tam case, we are aware that the program review team has two preliminary findings of concern. The first issue is whether a compensation policy in use during part of the period under review improperly rewarded some enrollment counselors based on success in enrolling students in violation of applicable law. As we have previously disclosed in the context of our ongoing qui tam action, while we believe that our compensation policies and practices are not based on success in enrolling students in violation of applicable law, the Department of Education’s regulations and interpretations of the incentive compensation law do not establish clear criteria for compliance in all circumstances and some of our practices in prior years were not within the scope of any specific “safe harbor” provided in the compensation regulations.
The second issue is whether certain programs offered within our College of Liberal Arts provided students with training to prepare them for gainful employment in a recognized occupation. This “gainful employment” standard has been a requirement for Title IV eligibility for programs offered at proprietary institutions of higher education such as Grand Canyon University although, under legislation passed in 2008 and effective as of July 1, 2010, it no longer applies to designated liberal arts programs offered by us and certain other institutions that have held accreditation by a regional accrediting agency since a date on or before October 1, 2007 (we have held a regional accreditation since 1968). Subsequent to the filing of the affidavit by the program review team member expressing this preliminary finding, the program review team requested additional information from us that would help them determine whether our liberal arts degree programs were eligible under Title IV because they did provide training to prepare students for gainful employment in a recognized occupation. While we have not been informed at this time which of our liberal arts programs the program review team believes may be ineligible, we are in the process of gathering the information for delivery to the Department of Education by its requested deadline that we believe will demonstrate that each of our liberal arts programs met this requirement.
Our policies and procedures are planned and implemented to comply with the applicable standards and regulations under Title IV. If and to the extent the Department of Education’s final program review determination letter identifies any compliance issues, we are committed to resolving such issues and ensuring that Grand Canyon University operates in compliance with all Department of Education requirements. Program reviews may remain unresolved for months or years with little or no communication from the Department of Education, and may involve multiple exchanges of information following the site visit. We cannot presently predict whether or if further information requests will be made, when the exit interview will take place, when the preliminary program review report or final determination letter will be issued, or when the program review will be closed. If the Department of Education were to make significant findings of non-compliance in the final program review determination letter, including any finding related to the two issues discussed above, then, after exhausting any administrative appeals available to us, we could be required to pay a fine, return Title IV monies previously received, or be subjected to other administrative sanctions, any of which outcomes could damage our reputation in the industry and have a material adverse effect on our business, results of operations, cash flows, and financial position.
Pending rulemaking by the U.S. Department of Education could result in regulatory changes that materially and adversely affect our business.
In November 2009, the Department of Education convened a new negotiated rulemaking team related to Title IV program integrity issues. This team, which included representatives of the various higher education constituencies, was unable to reach consensus on the form of all of the rules address by that team. Accordingly, under the negotiated rulemaking protocol, the Department of Education became free to propose rules without regard to the tentative agreement reached regarding certain of the rules.
The proposed program integrity rulemaking addresses numerous topics. The most significant proposals for our business are the following:
•	Modification of the standards relating to the payment of incentive compensation to employees involved in student recruitment and enrollment; and
•	Adoption of a definition of “gainful employment” for purposes of the requirement for Title IV student financial aid that a program of study prepare students for gainful employment in a recognized occupation.
On June 18, 2010, the Department of Education issued a Notice of Proposed Rulemaking (“NPRM”) in respect of the program integrity issues, other than the metrics for determining compliance with the gainful employment requirement, with a 45 day public comment period. On July 26, 2010, the Department of Education issued an NPRM in respect of the proposed gainful employment requirement, also with a 45 day comment period. With respect to both NPRMs, the Department of Education has stated that its goal to publish final rules by November 1, 2010 and to have the final rules be effective July 1, 2011 with certain provisions of the gainful employment rules to be effective July 1, 2012.
Incentive Compensation
Current Title IV rules and regulations restrict the ability of a school participating in Title IV programs to pay any commission, bonus or other incentive payments to any person involved in student recruitment or admissions or awarding of Title IV program funds, if such payments are based directly or indirectly on success in enrolling students or obtaining student financial aid. The law and regulations governing this requirement do not establish clear criteria for compliance in all circumstances, but there currently are twelve safe harbors that define specific types of compensation that are deemed not to constitute impermissible incentive compensation. Currently, we rely on several of these safe harbors to ensure that our compensation and recruitment practices comply with the applicable requirements.
In the rules proposed by the Department of Education, these twelve safe harbors would be eliminated and, in lieu of the safe harbors, some of the relevant concepts relating to the incentive compensation limitations would be defined. We believe these changes may increase the uncertainty about what constitutes incentive compensation and which employees are covered by the regulation, and may require us and other schools to change some of our compensation practices for enrollment counselors and other employees, as well as certain third parties whom we pay for Internet-based services related to lead generation and marketing and whose activities are also subject to the incentive compensation rules. This could adversely affect our ability to compensate our enrollment counselors, other employees, and third parties in a manner that appropriately reflects their relative merit, which in turn could reduce their effectiveness and make it more difficult to attract and retain staff with the desired talent and motivation to succeed at Grand Canyon University. In addition, a lack of certainty could increase the risk of future Federal False Claims Act qui tam lawsuits in which private plaintiffs assert that our compensation practices violate the incentive compensation rules and, therefore, that our receipt of Title IV funds constitutes a submission to the government of a false claim for payment.

Gainful Employment
Under the Higher Education Act of 1965, proprietary schools are eligible to participate in Title IV programs in respect of educational programs that lead to “gainful employment in a recognized occupation.” Historically, this concept has not been defined in detail. The proposed definition of gainful employment in the NPRM would take into consideration whether former students are repaying their federal student loans and the relationship between total student loan debt and average earnings after a postsecondary program. Individual educational programs would be divided into three groups based on the proposed metrics:
•	Programs with at least 45% of their former students paying down the principal on their federal loans, or with graduates having a debt-to-earnings ratio of less than 20% of discretionary income or 8% or total income, would be deemed fully eligible for Title IV funding. These programs would be required to disclose both their repayment rates and debt-to-earnings ratios unless they pass both of the preceeding tests.
•	Programs with less than 35% of their former students paying down the principal on their federal loans, and with graduates having a debt-to-earnings ratio above 30% of discretionary income and 12% of total income, would be deemed ineligible for Title IV funding. Such programs would lose Title IV eligibility as of July 1, 2012, although institutions must warn students in the programs about the high debt-to-earnings ratio effective July 1, 2011. In order to mitigate against large and immediate displacements of students as of July 1, 2012, the Department of Education has further proposed that no more than 5 percent of a single institution’s programs would be declared ineligible as of that date, with the lowest-performing programs immediately losing eligibility and the remaining non-compliant programs losing eligibility one year later.
•	Programs that are not fully eligible or ineligible under the above standards would be restricted programs and subject to limits on enrollment growth. Such institutions also would be required to demonstrated employer support for the program and warn consumers and current students of high debt levels.
While there remain many open questions and interpretive issues with respect to this NPRM, including questions as to the availability of, and the ability of education companies to obtain, the information needed to calculate the applicable metrics, if this regulation is adopted in a form similar to the Department of Education’s proposal in the NPRM, it could render some of our programs ineligible for Title IV funding if we do not meet the test to be considered “fully eligible.” In addition, the continuing eligibility of our educational programs for Title IV funding would be at risk due to factors beyond our control, such as changes in the income level of persons employed in specific occupations or sectors, increases in interest rates, changes in student mix to persons requiring higher amounts of student loans to complete their programs, changes in student loan delinquency rates and other factors. If a particular program ceased to be eligible for Title IV funding, in most cases it would not be practical to continue offering that course under our current business model. Regulations in the form proposed in the NPRM could result in a significant realignment of the types of educational programs that are offered by us and by proprietary institutions in general, in order to comply with the rules or to avoid the uncertainty associated with compliance over time. Furthermore, we may be required for certain programs to warn consumers and current students of high debt levels and provide the most recent debt measures for the program. Such changes in our business practices could reduce our enrollment, perhaps materially, which could have a material adverse effect on our business, prospects, financial condition and results of operations and could adversely affect our stock price.
The U.S. Congress has recently commenced an examination of the for-profit education sector that could result in legislation or further U.S. Department of Education rulemaking restricting Title IV program participation by proprietary schools in a manner that materially and adversely affects our business.
In recent months, there has been increased focus by the U.S. Congress on the role that for-profit educational institutions play in higher education. On June 17, 2010, the Education and Labor Committee of the U.S. House of Representatives held a hearing to examine the manner in which accrediting agencies review higher education institutions’ policies on credit hours and program length. On June 24, 2010, the Health, Education, Labor and Pensions (“HELP”) Committee of the U.S. Senate released a report entitled, “Emerging Risk?: An Overview of Growth, Spending, Student Debt and Unanswered Questions in For-Profit Higher Education” and held the first in a series of hearings to examine the proprietary education sector. Earlier, on June 21, 2010 the Chairmen of each of these education committees, together with other members of Congress, requested the Government Accountability Office (“GAO”) to conduct a review and prepare a report with recommendations regarding various aspects of the proprietary sector, including recruitment practices, educational quality, student outcomes, the sufficiency of integrity safeguards against waste, fraud and abuse in federal student aid programs and the degree to which proprietary institutions’ revenue is composed of Title IV and other federal funding sources. On August 4, 2010, the HELP Committee held a second hearing to examine student recruitment practices as for-profit colleges. At this hearing, the GAO presented a report detailing the results of an investigation into sales and marketing practices in the for-profit education industry, which found that certain schools named in the report had engaged in fraudulent, deceptive or otherwise questionable practices in the area of student recruitment. These hearings and the GAO investigation are not formally related to the Department of Education’s program integrity rulemaking process currently underway regarding program integrity issues. However, the outcome of the hearings and the GAO investigation could impact the substance of the rulemaking process.
In connection with the August 6, 2010 hearing, the Chairman of the HELP Committee announced that additional hearings on for-profit colleges would take place in September, November and possibly December 2010, which would include a review of accreditors’ oversight of for-profit colleges, and also announced the HELP Committee’s plans to send requests to approximately 30 for-profit colleges, including all of the publicly-traded companies that operate for-profit colleges, seeking information about such matters as graduation and loan default rates, as well as internal recruiting documents and details about the use of third-party companies, such as lead generators, in the recruiting process. On August 6, 2010, we received one of these requests for information from the HELP Committee. The request seeks information to more accurately understand how we use Federal resources, including how we recruit and enroll students, set program price or tuition, determine financial aid including private or institutional loans, track attendance, handle withdrawals of students and return of Title IV dollars and manage compliance with the requirement that no more than 90% of revenues come from Title IV dollars. The request also seeks an understanding of the number of students who complete or graduate from programs we offer, how many of those students find new work in their educational area, the debt levels of students enrolling and completing programs and how we track and manage the number of students who risk default within the cohort default rate window. In furtherance of this, the HELP Committee has requested that we provide information about a broad spectrum of our business, including detailed information relating to financial results, management, operations, personnel, recruiting, enrollment, graduation, student withdrawals, receipt of Title IV funds, institutional accreditation, regulatory compliance and other matters. The HELP Committee has requested that we produce a portion of the specified information by August 26, 2010 and the remainder of the information by September 16, 2010. We are in the process of evaluating this request.
We cannot predict the extent to which, or whether, these hearings and review will result in legislation, further rulemaking or other administrative actions affecting our participation in Title IV programs. To the extent that any laws or regulations are adopted, or other administrative actions are taken, that limit our participation in Title IV programs or the amount of student financial aid for which the students at our institutions are eligible, our enrollments, revenues and results of operation could be materially and adversely affected.

The implementation of our new back office systems could impact our ability to timely and accurately admit students to the university and register them for classes, bill students, certify and disburse financial aid, prepare financial reports, or impact the effectiveness of our internal controls over financial reporting.
We have completed the transition of our online programs from a “term-based” financial aid system (where all students, including online students, begin programs and are eligible to receive financial aid at periodic start dates pursuant to a calendar-based term system) to a “borrower-based” financial aid system (where each student may begin a program and be eligible to receive financial aid at any time throughout the year). As part of this transition, we converted our back office system from Datatel, Inc. to a series of programs developed by Campus Management Corp., including CampusVue and CampusPortal, and also implemented Microsoft’s Great Plains accounting system. These new systems are intended to allow us to manage our non-traditional online students with greater ease and flexibility by providing for rolling and flexible start dates. We continue to maintain redundancies between our old and new systems for a period of time while we ensure that the new systems operate as intended. If we did not effectively transition our student and financial aid data to these systems or if these systems do not operate as intended, it could adversely impact the effectiveness of our internal controls over financial reporting, as well as our ability to timely and accurately admit students to the university and register them for classes, bill students, certify and disburse financial aid, and prepare financial reports. This may in turn affect our ability to comply with the Department of Education’s administrative capability standards.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Recent Sales of Unregistered Securities
None.
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
None.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Reserved
Item 5. Other Information
None.

Item 6. Exhibits
(a) Exhibits

Number	Description	Method of Filing
3.1	Amended and Restated Certificate of Incorporation.	Incorporated by reference to Exhibit 3.1 to Amendment No. 6 to the Company’s Registration Statement on Form S-1 filed with the SEC on November 12, 2008.

3.2	Amended and Restated Bylaws.	Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on August 2, 2010.

4.1	Specimen of Stock Certificate.	Incorporated by reference to Exhibit 4.1 to Amendment No. 2 to the Company’s Registration Statement on Form S-1 filed with the SEC on September 29, 2008.

4.2	Amended and Restated Investor Rights Agreement, dated September 17, 2008, by and among Grand Canyon Education, Inc. and the other parties named therein.	Incorporated by reference to Exhibit 4.2 to Amendment No. 2 to the Company’s Registration Statement on Form S-1 filed with the SEC on September 29, 2008.

10.1	Amendment No. 1 to Loan Agreement, dated June 9, 2010, by and between Grand Canyon Education, Inc. and Bank of America, N.A.	Filed herewith.

31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. †	Filed herewith.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. †	Filed herewith.

†	This certification is being furnished solely to accompany this report pursuant to 18 U.S.C. Section 1350, and is not being filed for purposes of Section 18 of the Exchange Act, and is not to be incorporated by reference into any filings of the Company, whether made before or after the date hereof, regardless of any general incorporation language in such filing.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GRAND CANYON EDUCATION, INC.
Date: August 9, 2010	By:	/s/ Daniel E. Bachus
Daniel E. Bachus
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

EXHIBIT INDEX

Number	Description	Method of Filing
3.1	Amended and Restated Certificate of Incorporation.	Incorporated by reference to Exhibit 3.1 to Amendment No. 6 to the Company’s Registration Statement on Form S-1 filed with the SEC on November 12, 2008.

3.2	Amended and Restated Bylaws.	Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on August 2, 2010.

4.1	Specimen of Stock Certificate.	Incorporated by reference to Exhibit 4.1 to Amendment No. 2 to the Company’s Registration Statement on Form S-1 filed with the SEC on September 29, 2008.

4.2	Amended and Restated Investor Rights Agreement, dated September 17, 2008, by and among Grand Canyon Education, Inc. and the other parties named therein.	Incorporated by reference to Exhibit 4.2 to Amendment No. 2 to the Company’s Registration Statement on Form S-1 filed with the SEC on September 29, 2008.

10.1	Amendment No. 1 to Loan Agreement, dated June 9, 2010, by and between Grand Canyon Education, Inc. and Bank of America, N.A.	Filed herewith.

31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. †	Filed herewith.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. †	Filed herewith.

†	This certification is being furnished solely to accompany this report pursuant to 18 U.S.C. Section 1350, and is not being filed for purposes of Section 18 of the Exchange Act, and is not to be incorporated by reference into any filings of the Company, whether made before or after the date hereof, regardless of any general incorporation language in such filing.