Form 10-Q
period 2010-09-30
Grand Canyon Education, Inc.
filed 2010-11-09
CIK 1434588

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2010
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The total number of shares of common stock outstanding as of November 5, 2010, was 45,731,775.

GRAND CANYON EDUCATION, INC.
FORM 10-Q
INDEX

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
GRAND CANYON EDUCATION, INC.
Income Statements
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands, except per share amounts)	2010	2009	2010	2009

Net revenue	$98,946	$66,084	$285,794	$184,448
Costs and expenses:
Instructional costs and services	35,923	23,466	103,904	61,845
Selling and promotional, including $2,702 and $1,928 for the three months ended September 30, 2010 and 2009, respectively, and $7,694 and $5,319 for the nine months ended September 30, 2010 and 2009, respectively, to related parties	28,103	22,095	83,955	62,396
General and administrative	12,681	8,556	35,234	26,077
Estimated litigation loss	—	5,200	—	5,200
Exit costs	27	—	232	—
Royalty to former owner	74	74	222	222

Total costs and expenses	76,808	59,391	223,547	155,740

Operating income	22,138	6,693	62,247	28,708
Interest expense	(176)	(276)	(682)	(1,363)
Interest income	33	43	131	272

Income before income taxes	21,995	6,460	61,696	27,617
Income tax expense	9,077	2,969	24,902	11,408

Net income	$12,918	$3,491	$36,794	$16,209

Net income per common share:
Basic	$0.28	$0.08	$0.80	$0.36

Diluted	$0.28	$0.08	$0.79	$0.36

Shares used in computing net income per common share:
Basic	45,746	44,783	45,715	45,032

Diluted	46,351	45,099	46,413	45,322

The accompanying notes are an integral part of these financial statements.

GRAND CANYON EDUCATION, INC.
Balance Sheets

	September 30,	December 31,
(In thousands, except par value)	2010	2009
	(Unaudited)
ASSETS:
Current assets
Cash and cash equivalents	$50,471	$62,571
Restricted cash, cash equivalents and investments (of which $170 is unrestricted at December 31, 2009)	55,875	3,403
Accounts receivable, net of allowance for doubtful accounts of $11,412 and $7,553 at September 30, 2010 and December 31, 2009, respectively	32,722	13,802
Deferred income taxes	9,204	6,685
Other current assets	4,802	3,785

Total current assets	153,074	90,246
Property and equipment, net	107,169	67,370
Investments	—	360
Prepaid royalties	6,762	7,311
Goodwill	2,941	2,941
Deferred income taxes	7,948	5,956
Other assets	3,648	554

Total assets	$281,542	$174,738

LIABILITIES AND STOCKHOLDERS’ EQUITY:
Current liabilities
Accounts payable	$21,659	$8,762
Accrued compensation and benefits	12,990	11,898
Accrued liabilities	11,062	6,205
Accrued estimated litigation loss	5,200	5,200
Accrued exit costs	287	832
Income taxes payable	1,608	2,261
Student deposits	52,823	18,055
Deferred revenue	15,158	5,149
Due to related parties	4,758	1,174
Current portion of capital lease obligations	1,333	751
Current portion of notes payable	2,104	2,105

Total current liabilities	128,982	62,392
Capital lease obligations, less current portion	334	868
Notes payable, less current portion and other	25,121	25,450

Total liabilities	154,437	88,710

Commitments and contingencies
Stockholders’ equity
Preferred stock, $0.01 par value, 10,000 shares authorized; 0 shares issued and outstanding at September 30, 2010 and December 31, 2009	—	—
Common stock, $0.01 par value, 100,000 shares authorized;_45,782 and 45,658 shares issued and 45,732_ and 45,658 shares outstanding at September 30, 2010 and December 31, 2009, respectively	458	457
Treasury stock, at cost, 50 and 0 shares of common stock at September 30, 2010 and December 31, 2009, respectively	(782)	—
Additional paid-in capital	75,607	70,100
Accumulated other comprehensive loss	(587)	(144)
Accumulated earnings	52,409	15,615

Total stockholders’ equity	127,105	86,028

Total liabilities and stockholders’ equity	$281,542	$174,738

The accompanying notes are an integral part of these financial statements.

GRAND CANYON EDUCATION, INC.
Statement of Stockholders’ Equity
(In thousands)
(Unaudited)

						Accumulated
					Additional	Other
	Common Stock		Treasury Stock		Paid-in	Comprehensive	Accumulated
	Shares	Par Value	Shares	Stated Value	Capital	Loss	Earnings	Total
Balance at December 31, 2009	45,658	$457	—	$—	$70,100	$(144)	$15,615	$86,028
Net income							36,794	36,794
Unrealized loss on hedging derivative, net of taxes of $335						(420)		(420)
Unrealized losses on available for-sale securities, net of taxes of $3						(4)		(4)
Realized gains on available for-sale securities, net of taxes of $12						(19)		(19)

Comprehensive income								36,351
Common stock purchased for treasury			50	(782)				(782)
Exercise of stock options	116	1			1,392			1,393
Excess tax benefits from share-based compensation					430			430
Share-based compensation	8				3,685			3,685

Balance at September 30, 2010	45,782	$458	50	$(782)	$75,607	$(587)	$52,409	$127,105

The accompanying notes are an integral part of these financial statements.

GRAND CANYON EDUCATION, INC.
Statements of Cash Flows
(Unaudited)

	Nine Months Ended
	September 30,
(In thousands)	2010	2009

Cash flows provided by operating activities:
Net income	$36,794	$16,209
Adjustments to reconcile net income to net cash provided by operating activities:
Share-based compensation	3,685	2,439
Excess tax benefits from share-based compensation	(675)	(64)
Amortization of debt issuance costs	48	36
Provision for bad debts	16,347	9,931
Depreciation and amortization	8,551	5,782
Non-capitalizable system conversion costs	4,013	—
Estimated litigation loss	—	5,200
Exit costs	(545)	—
Deferred income tax benefit	(4,163)	(2,575)
Other	(67)	(14)
Changes in assets and liabilities:
Accounts receivable	(39,280)	(16,066)
Prepaid expenses and other	(3,578)	827
Due to/from related parties	3,584	1,913
Accounts payable	5,317	4,240
Accrued compensation, benefits and liabilities	5,949	8,909
Income taxes payable	(223)	1,711
Deferred revenue and student deposits	44,777	28,333

Net cash provided by operating activities	80,534	66,811

Cash flows used in investing activities:
Capital expenditures	(39,595)	(18,881)
Purchase of campus land and buildings	—	(35,505)
Change in restricted cash and cash equivalents	(52,603)	1,403
Proceeds from sale or maturity of investments	487	—

Net cash used in investing activities	(91,711)	(52,983)

Cash flows (used in) provided by financing activities:
Principal payments on notes payable and capital lease obligations	(2,209)	(1,693)
Proceeds from debt	—	25,547
Debt issuance costs	—	(317)
Repurchase of common shares and treasury stock	(782)	(14,495)
Net proceeds from issuance of common stock	—	14,888
Excess tax benefits from share-based compensation	675	64
Net proceeds from exercise of stock options	1,393	696

Net cash (used in) provided by financing activities	(923)	24,690

Net (decrease) increase in cash and cash equivalents	(12,100)	38,518
Cash and cash equivalents, beginning of period	62,571	35,152

Cash and cash equivalents, end of period	$50,471	$73,670

Supplemental disclosure of cash flow information
Cash paid for interest	$533	$1,546
Cash paid for income taxes	$29,528	$11,980
Supplemental disclosure of non-cash investing and financing activities
Purchase of equipment through capital lease obligations	$625	$2,116
Purchases of property and equipment included in accounts payable	$7,580	$763
Settlement of capital lease obligation	$—	$30,020
Tax benefit of Spirit warrant intangible	$160	$271
The accompanying notes are an integral part of these financial statements.

GRAND CANYON EDUCATION, INC.
Notes to Financial Statements
(In thousands, except share and per share data)
(Unaudited)
1. Nature of Business
Grand Canyon Education, Inc. (the “University”) is a regionally accredited provider of postsecondary education services focused on offering graduate and undergraduate degree programs in its core disciplines of education, business, healthcare, and liberal arts. The University offers courses online, at its approximately 100 acre traditional ground campus in Phoenix, Arizona and onsite at the facilities of employers. The University is accredited by The Higher Learning Commission of the North Central Association of Colleges and Schools.
2. Summary of Significant Accounting Policies
Unaudited Interim Financial Information
The accompanying unaudited interim financial statements of the University have been prepared in accordance with U.S. generally accepted accounting principles, consistent in all material respects with those applied in its financial statements included in its Annual Report on Form 10-K for the fiscal year ended December 31, 2009. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. Such interim financial information is unaudited but reflects all adjustments that in the opinion of management are necessary for the fair presentation of the interim periods presented. Interim results are not necessarily indicative of results for a full year. This Quarterly Report on Form 10-Q should be read in conjunction with the University’s audited financial statements and footnotes included in its Annual Report on Form 10-K for the fiscal year ended December 31, 2009 from which the December 31, 2009 balance sheet information was derived.
Revenue recognition
Net revenues consist primarily of tuition and fees derived from courses taught by the University online, at its 100 acre traditional campus in Phoenix, Arizona and onsite at the facilities of employers, as well as from related educational resources such as access to online materials. Tuition revenue and most fees and related educational resources are recognized pro-rata over the applicable period of instruction, net of scholarships provided by the University. The University maintains an institutional tuition refund policy, which provides for all or a portion of tuition to be refunded if a student withdraws during stated refund periods. Certain states in which students reside impose separate, mandatory refund policies, which override the University’s policy to the extent in conflict. If a student withdraws at a time when only a portion, or none of the tuition is refundable, then in accordance with its revenue recognition policy, the University continues to recognize the tuition that was not refunded as revenue pro-rata over the applicable period of instruction. Since the University recognizes revenue pro-rata over the term of the course and because, under its institutional refund policy, the amount subject to refund is never greater than the amount of the revenue that has been deferred, revenue is never recognized with respect to amounts that could potentially be refunded. The University’s change in April 2010 to a non-term borrower-based institution from a term-based institution for federal student financial aid funding purposes does not have any impact on the timing and recognition of revenues.
Instructional Costs and Services
Instructional costs and services consist primarily of costs related to the administration and delivery of the University’s educational programs. This expense category includes salaries, benefits and share-based compensation for full-time and adjunct faculty and administrative personnel, information technology costs, curriculum and new program development costs (which are expensed as incurred) and costs associated with other support groups that provide services directly to the students. This category also includes an allocation of depreciation, amortization, rent, and occupancy costs attributable to the provision of educational services, primarily at the University’s Phoenix, Arizona campus. In the second quarter of 2010, the University completed the conversion of its student records system from DataTel to CampusVue. In connection with this conversion, the University incurred approximately $0 and $4,013 of costs due to unanticipated delays in information processing which are included in instructional costs and services for the three and nine month periods ended September 30, 2010.
Selling and Promotional
Selling and promotional expenses include salaries, benefits and share-based compensation of personnel engaged in the marketing, recruitment, and retention of students, as well as advertising costs associated with purchasing leads, hosting events and seminars, and producing marketing materials. This category also includes an allocation of depreciation, amortization, rent and occupancy costs attributable to selling and promotional activities at the University’s facilities in Arizona. Selling and promotional costs are expensed as incurred.
General and Administrative
General and administrative expenses include salaries, benefits and share-based compensation of employees engaged in corporate management, finance, human resources, compliance and other corporate functions. General and administrative expenses also include bad debt expense, as well as an allocation of depreciation, amortization, rent and occupancy costs attributable to the departments providing general and administrative functions.
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

GRAND CANYON EDUCATION, INC.
Notes to Financial Statements
(In thousands, except share and per share data)
(Unaudited)
Allowance for Doubtful Accounts
The University records an allowance for doubtful accounts for estimated losses resulting from the inability, failure or refusal of its students to make required payments. The University determines the adequacy of its allowance for doubtful accounts based on an analysis of its historical bad debt experience and the aging of the accounts receivable. The University applies reserves to each aging category based upon an estimate of the risk presented by the age of the receivables. The University writes off account receivable balances deemed uncollectible on a regular basis and in 2008 implemented a policy of writing off account receivable balances one year after the revenue is generated. However, the University continues to reflect accounts receivable with an offsetting allowance as long as management believes there is a reasonable possibility of collection. Bad debt expense is recorded as a general and administrative expense in the income statement.
Loss Contingencies
The University accrues for a contingent obligation when it is probable that a liability has been incurred and the amount is reasonably estimable. When the University becomes aware of a claim or potential claim, the likelihood of any loss exposure is assessed. If it is probable that a loss will result and the amount of the loss is estimable, the University records a liability for the estimated loss. If the loss is not probable or the amount of the potential loss is not estimable, the University will disclose the claim if the likelihood of a potential loss is reasonably possible and that the amount of the potential loss could be material. Estimates that are particularly sensitive to future changes include tax, legal, and other regulatory matters, which are subject to change as events evolve, and as additional information becomes available during the administrative and litigation process. The University’s policy is to expense legal fees as incurred.
Derivatives and Hedging
Derivative financial instruments are recorded on the balance sheet as assets or liabilities and re-measured at fair value at each reporting date. For derivatives designated as cash flow hedges, the effective portion of the gain or loss on the derivative is reported as a component of other comprehensive income and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. Gains and losses on the derivative representing either hedge ineffectiveness or hedge components excluded from the assessment of effectiveness are recognized in current earnings.
Derivative financial instruments enable the University to manage its exposure to interest rate risk. The University does not engage in any derivative instrument trading activity. Credit risk associated with the University’s derivatives is limited to the risk that a derivative counterparty will not perform in accordance with the terms of the contract. Exposure to counterparty credit risk is considered low because these agreements have been entered into with institutions with strong credit ratings, and they are expected to perform fully under the terms of the agreements.
On June 30, 2009, the University entered into two derivative agreements to manage its 30 Day LIBOR interest exposure related to its variable rate debt, which commenced in April 2009 and matures in April 2014. The fair value for the interest rate corridor was determined using a hypothetical derivative transaction and Level 2 of the hierarchy of valuation inputs. The fair value as of September 30, 2010 and December 31, 2009 was $13 and $113, respectively, and this derivative asset is included in other assets. The fair value of the interest rate swap is a liability of $848 and $228 as of September 30, 2010 and December 31, 2009, respectively, and is included in long term notes payable and other. These derivative instruments were designated as cash flow hedges of variable rate debt obligations. The adjustment of $755 in the first nine months of 2010 for the effective portion of the loss on the derivatives is included as a component of other comprehensive income, net of taxes.
The interest rate corridor instrument hedges variable interest rate risk starting July 1, 2009 through April 30, 2014 with a notional amount of $11,696 as of September 30, 2010. The corridor instrument permits the University to hedge its interest rate risk at several thresholds; the University will pay variable interest rates based on the 30 Day LIBOR rates monthly until that index reaches 4%. If 30 Day LIBOR is equal to 4% through 6%, the University will pay 4%. If 30 Day LIBOR exceeds 6%, the University will pay actual 30 Day LIBOR less 2%. This reduces the University’s exposure to potential increases in interest rates.
The interest rate swap commenced on May 1, 2010 and continues each month thereafter until April 30, 2014 and has a notional amount of $11,696 as of September 30, 2010. The University will receive 30 Day LIBOR and pay 3.245% fixed interest on the amortizing notional amount. Therefore, the University has hedged its exposure to future variable rate cash flows through April 30, 2014. The interest rate swap is not subject to a master netting arrangement and no collateral has been called or posted by the counterparty. Such collateral, if called by the counterparty, would be included in the restricted cash and cash equivalent balances.
As of September 30, 2010 no derivative ineffectiveness was identified. Any ineffectiveness in the University’s derivative instruments designated as hedges would be reported in Interest expense in the income statement. For the nine months ended September 30, 2010 $35 of credit risk was recorded in interest expense on the derivatives. At September 30, 2010, the University is not expected to reclassify gains or losses on derivative instruments from accumulated other comprehensive (loss) income into earnings during the next 12 months.
Fair Value of Financial Instruments
As of September 30, 2010, the carrying value of cash and cash equivalents, accounts receivable, account payable and accrued expenses approximate their fair value based on the liquidity or the short-term maturities of these instruments. The carrying value of debt approximates fair value as it is based on variable rate index. The carrying value of capital lease obligations approximate fair value based upon market interest rates available to the University for debt of similar risk and maturities. The fair value of investments was determined using Level 1 of the hierarchy of valuation inputs, with the use of observable market prices in the active market. The University’s investment portfolio is primarily comprised of money market funds with AAA ratings at more than one financial institution. Derivative financial instruments are carried at fair value, determined using Level 2 of the hierarchy of valuation inputs, with the use of inputs other than quoted prices that are observable for the asset or liability.
Exit Costs
In November 2009, the University finalized a plan to centralize its student services operations in Arizona and, as a result, closed its student services facility in Utah. The exit costs expected to be incurred in connection with this decision have been expensed and are presented separately on the income statement. The costs incurred include severance payments; relocation expenses; future lease payments, net of estimated sublease rentals; and the write off of leasehold improvements associated with this leased space.

GRAND CANYON EDUCATION, INC.
Notes to Financial Statements
(In thousands, except share and per share data)
(Unaudited)
The following is a summary of our exit activities:

	Accrued Exit Costs			Accrued Exit
	at			Costs at
	December 31,			September 30,
	2009	Exit Costs	Payments to Date	2010

Severance payments	$503	$—	$(503)	$—
Future lease payments, net of estimated sublease rentals	288	104	(193)	199
Leasehold improvements and other	41	128	(81)	88

Total	$832	$232	$(777)	$287

Comprehensive Income
Total comprehensive income includes net income and other comprehensive income (loss), which consists of unrealized gains and losses on available-for-sale investments and the effective portion of the change in fair value of qualifying hedge instruments. Total comprehensive income for the nine months ended September 30, 2010 and 2009 was $36,351 and $16,036, respectively.
Use of Estimates
The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts in the financial statements and accompanying notes. Actual results could differ from those estimates.
Segment Information
The University operates as a single educational delivery operation using a core infrastructure that serves the curriculum and educational delivery needs of both its ground and online students regardless of geography. The University’s Chief Executive Officer manages the University’s operations as a whole and no expense or operating income information is generated or evaluated on any component level.
Reclassifications
Certain reclassifications have been made to the prior period balances to conform to the current period.
Recent Accounting Pronouncements
In January 2010, previously released guidance on fair value measurements and disclosures was amended. The amendment requires disclosure of transfers into and out of Level 1 and Level 2 fair value measurements, and also requires more detailed disclosure about the activity within Level 3 fair value measurements. The guidance became effective for our interim and annual reporting periods beginning January 1, 2010. The adoption had no impact on the University’s financial position or results of operations.
In February 2010, the Financial Accounting Standards Board (“FASB”) issued new guidance relating to subsequent events. This update removes the requirement for an SEC filer to disclose the date through which subsequent events have been evaluated and became effective for our interim and annual reporting periods beginning January 1, 2010. The adoption had no impact on the University’s financial position or results of operations.
In June 2009, the FASB set forth certain requirements to improve the financial reporting by enterprises involved with variable interest entities and to provide more relevant information to users of financial statements. This guidance became effective for our interim and annual reporting periods beginning January 1, 2010. The adoption had no impact on the University’s financial position or results of operations.
Also in June 2009, the FASB provided guidance to improve transparency of financial assets and a transferor’s continuing involvement, if any, with transferred financial assets. This guidance became effective for the interim and annual reporting periods beginning January 1, 2010. The adoption had no impact on the University’s financial position or results of operations.
3. Spirit Transaction and Loan Agreement
On April 28, 2009, the University acquired the land and buildings that comprise its ground campus and 909,348 shares of its common stock from Spirit Master Funding, LLC and Spirit Management Company, respectively (collectively, “Spirit”) for an aggregate purchase price of $50,000. Prior to the acquisition, the University had leased the land and buildings from Spirit, accounting for the land as an operating lease and the buildings and improvements as capital lease obligations. To finance a portion of the purchase, the University entered into a loan agreement with a financial institution pursuant to which it borrowed $25,675. Under the terms of the loan agreement, the University makes principal payments in equal monthly installments of $143 plus accrued interest. All remaining unpaid principal is due on April 30, 2014. The loan agreement contains standard covenants, including covenants that, among other things, restrict the University’s ability to incur additional debt or make certain investments, require the University to maintain compliance with certain applicable regulatory standards, and require the University to maintain a certain financial condition. Indebtedness under the loan agreement is secured by the land and buildings that comprise the University’s ground campus. Under the original terms of the loan agreement, interest accrued based on 30 day LIBOR plus 3.5%. On June 9, 2010, the loan agreement was amended to reduce the interest rate on unpaid amounts to 30 day LIBOR plus 2.25% (approximately 2.5% at September 30, 2010). All other significant aspects of the loan agreement remained unchanged. As of September 30, 2010, the University is in compliance with its debt covenants.
The University allocated $14,495 of the purchase price to the repurchase of its common stock and the remaining $35,505 to the land and buildings. Additionally, the University removed the building and improvement assets and related capital lease obligations of $29,796 and applied the deferred gain of $1,429 as a reduction to the new building value.

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Denominator:
Basic common shares outstanding	45,746,227	44,783,079	45,714,858	45,032,008
Effect of dilutive stock options and restricted stock	604,338	316,076	697,718	289,767

Diluted common shares outstanding	46,350,565	45,099,155	46,412,576	45,321,775

Diluted weighted average shares outstanding exclude the incremental effect of shares that would be issued upon the assumed exercise of stock options. For the three months ended September 30, 2010 and 2009, approximately 1,029,299 and 2,148,981, respectively, of our stock options outstanding were excluded from the calculation of diluted earnings per share as their inclusion would have been anti-dilutive. For the nine months ended September 30, 2010 and 2009, approximately 803,172 and 2,094,284, respectively, of our stock options outstanding were excluded from the calculation of diluted earnings per share as their inclusion would have been anti-dilutive. These options could be dilutive in the future.
5. Valuation and Qualifying Accounts

	Balance at			Balance at
	Beginning of	Charged to		End of
	Period	Expense	Deductions(1)	Period

Allowance for doubtful accounts receivable:
Nine months ended September 30, 2010	$7,553	16,347	(12,488)	$11,412
Nine months ended September 30, 2009	$6,356	9,931	(11,055)	$5,232

(1)	Deductions represent accounts written off, net of recoveries.
6. Property and Equipment
Property and equipment consist of the following:

	As of	As of
	September 30,	December 31,
	2010	2009
Land	$8,282	$7,230
Land improvements	1,597	1,597
Buildings	33,544	25,176
Equipment under capital leases	4,171	3,545
Leasehold improvements	10,329	3,692
Computer equipment	34,337	22,327
Furniture, fixtures and equipment	10,185	7,750
Other	3,437	1,431
Construction in progress	22,379	7,712

	128,261	80,460
Less accumulated depreciation and amortization	(21,092)	(13,090)

Property and equipment, net	$107,169	$67,370

7. Commitments and Contingencies
Leases
The University leases certain land, buildings and equipment under non-cancelable operating leases expiring at various dates through 2023. Future minimum lease payments under operating leases due each year are as follows at September 30, 2010:

2010	$1,125
2011	4,416
2012	5,391
2013	6,372
2014	6,064
Thereafter	29,170

Total minimum payments	$52,538

Total rent expense and related taxes and operating expenses under operating leases for the nine months ended September 30, 2010 and 2009 were $3,871 and $3,300, respectively.

GRAND CANYON EDUCATION, INC.
Notes to Financial Statements
(In thousands, except share and per share data)
(Unaudited)
Legal Matters
From time to time, the University is a party to various lawsuits, claims, and other legal proceedings that arise in the ordinary course of business, some of which are covered by insurance. When the University is aware of a claim or potential claim, it assesses the likelihood of any loss or exposure. If it is probable that a loss will result and the amount of the loss can be reasonably estimated, the University records a liability for the loss. If the loss is not probable or the amount of the loss cannot be reasonably estimated, the University discloses the nature of the specific claim if the likelihood of a potential loss is reasonably possible and the amount involved is material. With respect to the majority of pending litigation matters, the University’s ultimate legal and financial responsibility, if any, cannot be estimated with certainty and, in most cases, any potential losses related to those matters are not considered probable.
On August 14, 2008, the U. S. Department of Education (“Department of Education”), Office of Inspector General (“OIG”) served an administrative subpoena on the University requiring it to provide certain records and information related to performance reviews and salary adjustments for all of its enrollment counselors and managers from January 1, 2004 to August 2008. The University has cooperated with the OIG to facilitate its investigation and completed its rolling responsive document production, which commenced in September 2008, in June 2009. The University cannot presently predict the ultimate outcome of the OIG investigation, including any liability or other sanctions that may result.
On September 11, 2008, the University was served with a qui tam lawsuit that had been filed against the University in August 2007 in the United States District Court for the District of Arizona (the “Court”) by a then-current employee on behalf of the federal government. All proceedings in the lawsuit had been under seal until September 5, 2008, when the court unsealed the first amended complaint, which had been filed on August 11, 2008. A qui tam case is a civil lawsuit brought under the federal False Claims Act by one or more individuals (a “relator”) on behalf of the federal government for an alleged submission to the government of a false claim for payment. The relator, often a current or former employee, is entitled to a share of the government’s recovery in the case. A qui tam action is always filed under seal and remains under seal until the government decides whether to intervene in the case. If the government intervenes, it takes over primary control of the litigation. If the government declines to intervene in the case, the relator may nonetheless elect to continue to pursue the litigation at his or her own expense on behalf of the government. In our case, the qui tam lawsuit was initially filed under seal in August 2007 and was unsealed and served on us following the government’s decision not to intervene at that time.
The qui tam lawsuit alleges, among other things, that the University violated the False Claims Act by knowingly making false statements, and submitting false records or statements, from at least 2001 to the present, to get false or fraudulent claims paid or approved, and asserts that the University improperly compensated certain of its enrollment counselors in violation of the Title IV law governing compensation of such employees, and as a result, improperly received Title IV program funds. The complaint specifically alleges that some of the University’s compensation practices with respect to its enrollment personnel, including providing non-cash awards, have violated the Title IV law governing compensation. While the University believes that the compensation policies and practices at issue in the complaint have not been based on success in enrolling students in violation of applicable law, the Department of Education’s regulations and interpretations of the incentive compensation law do not establish clear criteria for compliance in all circumstances, and some of these practices, including the provision of non-cash awards, were not within the scope of any explicit “safe harbor” provided in the compensation regulations. The complaint seeks treble the amount of unspecified damages sustained by the federal government in connection with the University’s receipt of Title IV funding, a civil penalty for each violation of the False Claims Act, attorneys’ fees, costs, and interest. The University filed a motion to dismiss this case in November 2008, which was denied by the court in February 2009.
Pursuant to the court’s mandatory scheduling order, the University entered into settlement discussions with respect to the qui tam matter with the relator and, in October 2009, reached a settlement in principle with the relator pursuant to which the University agreed to pay $5,200 to finally resolve the qui tam case and thereby avoid the cost and distraction of a potentially protracted trial. Thus, in the third quarter of 2009, the University accrued $5,200 for the estimated litigation loss. This settlement in principle was conditioned upon obtaining the approval of the U.S. Department of Justice (which has authority to approve settlement of False Claims Act matters) and the Department of Education with respect to the issuance to the University of a full three-year Title IV program participation agreement (the University’s application for which has been pending since March 2008), resolving the OIG investigation, and finalizing the settlement terms that would release the University from other False Claims Act cases based upon the conduct covered by the settlement. Following unsuccessful attempts to conclude a settlement agreement among the University, the relator and the United States, on April 28, 2010, the University and the relator submitted a proposed settlement agreement to the Court for approval. In accordance with a scheduling order set by the Court, the United States filed certain objections to the proposed settlement agreement to which the University and the relator responded. The Court then held a hearing regarding the proposed settlement agreement, and the United States’ objections thereto, on June 10, 2010.
Following the June 10, 2010 hearing, the Court ruled that, notwithstanding the United States’ objections, the Court would not object to the provisions of the settlement agreement proposed by the University and the relator that provide, among other things, (a) that the $5,200 settlement amount would be payable by the University on the earlier of September 1, 2011 or the issuance by the Department of Education to the University of a full three-year Title IV program participation agreement, and (b) that the University would receive a release from future False Claims Act claims (i.e. qui tam actions) with respect to all conduct which is of the same subject matter as the conduct that is at issue in the current qui tam litigation (the “covered conduct”) through April 28, 2010 (the date that the settlement agreement was submitted to the Court). The Court asked for further briefing and a final hearing on August 13, 2010 on the issue of whether the Court had jurisdiction to approve the settlement agreement, over the United States’ objections, if it included (i) within the scope of the release provision, a release, given by the relator acting on behalf of the Department of Education to the fullest extent permitted by applicable law, from future Department of Education administrative actions with respect to the covered conduct, and (ii) a provision confirming that the University had fully complied with the OIG subpoena.
Following the August 13, 2010 hearing, on August 17, 2010 the Court filed an order approving a settlement agreement between the University and the relator. In its August 17, 2010 order, the Court approved the inclusion of the administrative release provision in the settlement agreement, but stated that it lacked a basis for making a finding regarding the University’s compliance with the OIG subpoena. As a result, the settlement agreement provides a release to the University, given by the relator acting on behalf of the Department of Education to the fullest extent permitted by law, from future Department of Education administrative actions with respect to the covered conduct for the period from January 1, 2001 to April 28, 2010, although the Department of Education does retain the power it currently possesses to initiate other administrative actions against the University. On August 20, 2010, the Court filed an order dismissing the matter with prejudice pursuant to the settlement. As required by the settlement agreement, the University promptly deposited $5,200 into an interest-bearing segregated account controlled by the University, for payment to the United States and the relator in accordance with the terms of the settlement agreement, as described above.
On September 16, 2010, the United States filed a notice with the Court that it intends to appeal, before the U.S. Court of Appeals for the Ninth Circuit, the Court’s June 10, 2010 and August 17, 2010 orders overruling the United States’ objections to the settlement and the Courts’ August 20, 2010 order dismissing that matter with prejudice pursuant to the settlement. The United States’ notice of appeal indicates that it intends to appeal in its entirety the Court’s overruling of the settlement objections, including provisions concerning the timing and method of the settlement payment and the length of the release period, as well as the inclusion of the administrative release.

GRAND CANYON EDUCATION, INC.
Notes to Financial Statements
(In thousands, except share and per share data)
(Unaudited)
If the Ninth Circuit Court rules in favor of the United States in respect of one or more of its objections, then the parties may agree to strike those provisions and amend the settlement agreement to satisfy such objections. Alternatively, the University would have the option to abandon the proposed settlement and continue with its defense of the litigation. In the latter case, the University could experience an adverse outcome in the qui tam litigation and be subject to substantial monetary liabilities, fines, and other sanctions, any of which could have a material adverse effect on the University’s business, prospects, financial condition and results of operations.
Upon resolution of any pending legal matters, the University may incur charges in excess of presently established reserves. Management does not believe that any such charges would, individually or in the aggregate, have a material adverse effect on the University’s financial condition, results of operations or cash flows.
Tax Reserves, Non-Income Tax Related
From time to time the University has exposure to various non-income tax related matters that arise in the ordinary course of business. At September 30, 2010 and December 31, 2009, the University had reserved approximately $832 and $229, respectively, for tax matters where its ultimate exposure is considered probable and the potential loss can be reasonably estimated.
8. Income Taxes
The University’s uncertain tax positions are related to tax years that remain subject to examination by tax authorities. As of December 31, 2009, the earliest tax year still subject to examination for federal and state purposes was 2005. During 2008, the IRS commenced an examination of the University’s 2005 income tax return and subsequently opened 2006 for examination. The University has finalized the federal income tax audits of 2005 and 2006 and as a result of the audit findings, paid $67 and $20 in tax and interest, respectively, for 2005 and $159 and $31 in tax and interest, respectively, for 2006 during the second quarter of 2010.
9. Share-Based Compensation
On September 27, 2008 the University’s shareholders approved the adoption of the 2008 Equity Incentive Plan (“Incentive Plan”) and the 2008 Employee Stock Purchase (“ESPP”). A total of 4,199,937 shares of the University’s common stock were originally authorized for issuance under the Incentive Plan. On January 1, 2010 and 2009 and in accordance with the terms of the Incentive Plan, the number of shares authorized for issuance under the Incentive Plan automatically increased by 2.5% of the number of shares of common stock issued and outstanding on December 31, 2009 and 2008, or 1,141,449 shares and 1,136,629 shares, respectively, raising the total number of shares of common stock authorized for issuance under the Incentive Plan to 6,478,015 shares. On February 22, 2010, the University filed a Form S-8 to register the additional shares authorized for issuance on January 1, 2010 and 2009 under the Incentive Plan. Although the ESPP has not yet been implemented, a total of 1,049,984 shares of the University’s common stock have been authorized for sale under the ESPP.
A summary of the activity related to stock options granted under the University’s Incentive Plan since December 31, 2009 is as follows:

	Summary of Stock Options Outstanding
		Weighted	Weighted
		Average	Average
		Exercise	Remaining	Aggregate
	Total	Price per	Contractual	Intrinsic
	Shares	Share	Term (Years)	Value ($)(1)
Outstanding as of December 31, 2009	3,349,996	12.30

Granted	907,450	21.32
Exercised	(116,093)	12.00
Forfeited, canceled or expired	(78,262)	16.97

Outstanding as of September 30, 2010	4,063,091	$14.24	8.45	$31,245

Exercisable as of September 30, 2010	1,011,863	$12.15	8.16	$9,896

Available for issuance as of September 30, 2010	2,029,310

(1)	Aggregate intrinsic value represents the value of our closing stock price on September 30, 2010 ($21.93) in excess of the exercise price multiplied by the number of options outstanding or exercisable.
Share-based Compensation Expense
The table below outlines share-based compensation expense for the quarter ended September 30, 2010 and 2009 related to restricted stock and stock options granted:

	2010	2009
Instructional costs and services	$1,479	$444
Selling and promotional	166	91
General and administrative	2,040	1,904

Share-based compensation expense included in operating expenses	3,685	2,439
Tax effect of share-based compensation	(1,474)	(976)

Share-based compensation expense, net of tax	$2,211	$1,463

Restricted Stock Grants
On March 3, 2009, the University granted 2,614 shares of common stock with a fair value of $15.30 per share, to certain members of the University’s board of directors. The restricted shares have voting rights and vested on March 3, 2010. On May 19, 2009, the University granted 4,982 shares of common stock with a fair value of $14.05 per share, to certain members of the University’s board of directors. The restricted shares have voting rights and vested on May 17, 2010. On May 18, 2010, the University granted 4,173 shares of common stock with a fair value of $25.16 per share, to certain members of the University’s board of directors. The restricted shares have voting rights and vest the earlier of May 18, 2011 or immediately prior to the 2011 Annual Meeting of Stockholders.

GRAND CANYON EDUCATION, INC.
Notes to Financial Statements
(In thousands, except share and per share data)
(Unaudited)
10. Regulatory
The University is subject to extensive regulation by federal and state governmental agencies and accrediting bodies. In particular, the Higher Education Act of 1965, as amended (the “Higher Education Act”), and the regulations promulgated thereunder by the Department of Education, subject the University to significant regulatory scrutiny on the basis of numerous standards that schools must satisfy in order to participate in the various federal student financial assistance programs under Title IV of the Higher Education Act.
To participate in the Title IV programs, an institution must be authorized to offer its programs of instruction by the relevant agency of the state in which it is located, accredited by an accrediting agency recognized by the Department of Education and certified as eligible by the Department of Education. The Department of Education will certify an institution to participate in the Title IV programs only after the institution has demonstrated compliance with the Higher Education Act and the Department of Education’s extensive regulations regarding institutional eligibility. An institution must also demonstrate its compliance to the Department of Education on an ongoing basis. The University submitted its application for recertification in March 2008 in anticipation of the expiration of its provisional certification on June 30, 2008. The Department of Education did not make a decision on the University’s recertification application by June 30, 2008, and therefore the University’s participation in the Title IV programs has been automatically extended on a month-to-month basis until the Department of Education makes its decision. As of December 31, 2009 and September 30, 2010, management believes the University is in compliance with the applicable regulations in all material respects.
Because the University operates in a highly regulated industry, it, like other industry participants, may be subject from time to time to investigations, claims of non-compliance, or lawsuits by governmental agencies or third parties, which allege statutory violations, regulatory infractions, or common law causes of action. While there can be no assurance that regulatory agencies or third parties will not undertake investigations or make claims against the University, or that such claims, if made, will not have a material adverse effect on the University’s business, results of operations or financial condition, management believes the University is in compliance with applicable regulations in all material respects.
In connection with its administration of the Title IV federal student financial aid programs, the Department of Education periodically conducts program reviews at selected schools that receive Title IV funds. In July 2010, the Department of Education initiated a program review of Grand Canyon University covering the 2008-2009 and 2009-2010 award years. As part of this program review, a Department of Education program review team conducted a site visit on the University’s campus and reviewed, and in some cases requested further information regarding, the University’s records, practices and policies relating to, among other things, financial aid, enrollment, enrollment counselor compensation, program eligibility and other Title IV compliance matters. Upon the conclusion of the site visit, the University was informed by the program review team that it would (i) conduct further review of the University’s documents and records offsite, (ii) upon completion of such review, schedule a formal exit interview to be followed by a preliminary program review report in which any preliminary findings of non-compliance would be presented, and (iii) conclude the review by issuance of a final determination letter. The program review team has not yet scheduled a formal exit interview with the University. Accordingly, at this point, the program review remains open and the University intends to continue to cooperate with the review team until the program review is completed.
While the University has not yet received notification of the timing of its exit interview or the Department of Education’s preliminary program review report or final determination letter, as a result of concerns first raised by a member of the program review team at the conclusion of the site visit and subsequently stated in an affidavit by such member filed in connection with the August 13, 2010 hearing in the qui tam case, the University is aware that the program review team has two preliminary findings of concern. The first issue is whether a compensation policy in use during part of the period under review improperly rewarded some enrollment counselors based on success in enrolling students in violation of applicable law. As the University has previously disclosed in the context of the ongoing qui tam action, while it believes that the University’s compensation policies and practices are not based on success in enrolling students in violation of applicable law, the Department of Education’s regulations and interpretations of the incentive compensation law do not establish clear criteria for compliance in all circumstances and some of the University’s practices in prior years were not within the scope of any specific “safe harbor” provided in the compensation regulations.
The second issue is whether, during the award years under review, certain programs offered within the University’s College of Liberal Arts provided students with training to prepare them for gainful employment in a recognized occupation. This “gainful employment” standard has been a requirement for Title IV eligibility for programs offered at proprietary institutions of higher education such as Grand Canyon University although, pursuant to legislation passed in 2008 and effective as of July 1, 2010, this requirement no longer applies to designated liberal arts programs offered by the University and certain other institutions that have held accreditation by a regional accrediting agency since a date on or before October 1, 2007 (the University has held a regional accreditation since 1968). Subsequent to the filing of the affidavit by the program review team member expressing this preliminary finding, the program review team submitted a written request to the University in which the program review team stated the view that, prior to July 1, 2010, traditional liberal arts programs were not considered as being eligible under Title IV but then requested additional information from the University that would help the Department of Education determine whether the programs offered within the University’s College of Liberal Arts were eligible under Title IV because they did provide training to prepare students for gainful employment in a recognized occupation. While the University was not informed as to which specific programs offered within the University’s College of Liberal Arts the program review team believes may be ineligible, in August 2010 the University provided the Department of Education with the requested information which the University believes will demonstrate that the programs offered within the University’s College of Liberal Arts met this requirement. The University has received no further communications from the Department of Education regarding the program review.
The University’s policies and procedures are planned and implemented to comply with the applicable standards and regulations under Title IV. If and to the extent the Department of Education’s final determination letter identifies any compliance issues, the University is committed to resolving such issues and ensuring that Grand Canyon University operates in compliance with all Department of Education requirements. Program reviews may remain unresolved for months or years with little or no communication from the Department of Education, and may involve multiple exchanges of information following the site visit. The University cannot presently predict whether or if further information requests will be made, when the exit interview will take place, when the preliminary program review report or final determination letter will be issued, or when the program review will be closed. If the Department of Education were to make significant findings of non-compliance in the final program review determination letter, including any finding related to the two issues discussed above, then, after exhausting any administrative appeals available to the University, the University could be required to pay a fine, return Title IV monies previously received, or be subjected to other administrative sanctions, any of which outcomes could damage the University’s reputation in the industry and have a material adverse effect on the University’s business, results of operations, cash flows and financial position.

GRAND CANYON EDUCATION, INC.
Notes to Financial Statements
(In thousands, except share and per share data)
(Unaudited)
11. Treasury Stock
On August 16, 2010, the University announced that its Board of Directors had authorized the University to repurchase up to $25,000 of common stock, from time to time, depending on market conditions and other considerations. The expiration date on the repurchase authorizations is September 30, 2011 and repurchases occur at our discretion. Repurchases may be made in the open market or in privately negotiated transactions, pursuant to the applicable Securities and Exchange Commission rules. The amount and timing of future share repurchases, if any, will be made as market and business conditions warrant. Since its approval of the share repurchase plan, the University has purchased 50,000 common stock shares at an aggregate cost of $782, which are recorded at cost in the accompanying September 30, 2010 balance sheet and statement of stockholders’ equity.
12. Quarterly Supplemental Balance Sheet Information
During the quarter ended September 30, 2009, the University refined the manner in which it recognizes revenue pro-rata over the applicable period of instruction. Historically, the University had recognized revenue for its 16-week academic terms pro-rata on a monthly basis over the four month period beginning with the month in which the term generally started and ending with the month in which the term ended (known as the “months approach”). The University believed that this method for recognizing revenue was appropriate insofar as the University previously operated on the basis of six term starts each year for nontraditional online students (i.e. once every two months) and three term starts each year for traditional ground students (i.e. once every four months) and such terms generally started during the first week of a calendar month. However, in connection with the University’s decision to increase the number of term starts offered for nontraditional students from six each year to multiple term starts during any given calendar month, as well as in anticipation of the University’s planned 2010 conversion from a term-based institution to a non-term, borrower-based institution for Title IV purposes, the University determined it should recognize revenue based on the more precise “days approach.” Under a days approach, the University recognizes revenue pro-rata on a daily basis beginning on the day a course starts and ending on the day the course ends. Subsequent to applying the days approach, the University recognized that the prior application of the months approach created materially different results in certain prior interim periods although it did not create material differences in revenue among prior annual periods because most, if not all, of the University’s courses (both traditional and nontraditional) end prior to the end of the calendar year (and thus do not straddle a fiscal year end) in order to allow all students a year-end holiday break. Given these facts, management concluded the University’s historical calculation based on the months approach was inconsistent with its accounting policy (although that approach did not result in revenue being recognized in prior annual periods in amounts that were materially inconsistent with the University’s accounting policy) and determined that such differences constituted errors under ASC 250. In its annual report on Form 10-K, the University provided restated income statement data for each of the four quarters of 2008 and for the first two quarters of 2009.
The following table provides quarterly balance sheet data as originally reported and as restated for each of the four quarters of 2008 and for the first two quarters of 2009 with the restated amounts reflecting amounts that would have been recorded had the days approach been used to recognize revenue and related expenses for all periods presented.

	As of March 31, 2009		As of June 30, 2009
	As Reported	As Restated	As Reported	As Restated
Accrued liabilities	11,935	11,594	11,178	11,178
Income taxes payable	4,123	2,906	67	67
Deferred revenue and student deposits	31,995	35,404	20,183	20,183
Due to related parties	2,429	2,407	1,666	1,666
Total current liabilities	60,222	62,051	45,756	45,756
Total liabilities	92,267	94,096	72,541	72,541
Accumulated deficit	(4,785)	(6,614)	1,029	1,029
Total stockholders’ equity	65,626	63,797	53,965	53,965
Total liabilities and stockholders’ equity	157,893	157,893	126,506	126,506

	As of March 31, 2008		As of June 30, 2008
	As Reported	As Restated	As Reported	As Restated
Accrued liabilities	7,252	7,285	6,582	6,615
Income taxes payable	2,255	1,534	1,646	1,654
Deferred revenue and student deposits	19,327	21,549	10,973	10,914
Due to related parties	10,289	10,203	1,472	1,475
Total current liabilities	46,048	47,196	26,749	26,734
Total liabilities	76,250	77,398	56,519	56,503
Accumulated deficit	(14,989)	(16,137)	(15,150)	(15,135)
Total stockholders’ equity	(7,333)	(8,481)	(8,440)	(8,425)
Total liabilities and stockholders’ equity	101,118	101,118	80,548	80,548

	As of September 30, 2008		As of December 31, 2008
	As Reported	As Restated	As Reported	As Restated
Accrued liabilities	12,006	12,162	9,674	9,674
Income taxes payable	4,046	4,406	172	172
Deferred revenue and student deposits	25,583	24,493	14,262	14,262
Due to related parties	2,379	2,390	1,197	1,197
Total current liabilities	49,239	48,676	32,557	32,557
Total liabilities	80,336	79,773	63,400	63,400
Accumulated deficit	(13,898)	(13,335)	(11,689)	(11,689)
Total stockholders’ equity	(7,457)	(6,894)	53,590	53,590
Total liabilities and stockholders’ equity	105,618	105,618	116,990	116,990

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
Forward-looking statements should not be read as a guarantee of future performance or results, and will not necessarily be accurate indications of the times at, or by, which such performance or results will be achieved. Forward-looking statements are based on information available at the time those statements are made or management’s good faith belief as of that time with respect to future events, and are subject to risks and uncertainties that could cause actual performance or results to differ materially from those expressed in or suggested by the forward-looking statements. Important factors that could cause such differences include, but are not limited to:
•	our failure to comply with the extensive regulatory framework applicable to our industry, including Title IV of the Higher Education Act and the regulations thereunder, state laws and regulatory requirements, and accrediting commission requirements;
•	any adverse results arising from the investigation by the Department of Education’s Office of Inspector General that was originally initiated in connection with the qui tam action;
•	the outcome of the pending appeal of the settlement of the qui tam action and possible remedial actions or other liability in excess of the settlement amount resulting therefrom;
•	the results of the ongoing program review being conducted by the Department of Education of our compliance with Title IV program requirements, and possible fines or other administrative sanctions resulting therefrom;
•	the ability of our students to obtain federal Title IV funds, state financial aid, and private financing;
•	potential damage to our reputation or other adverse effects as a result of negative publicity in the media, in the industry or in connection with governmental reports or investigations or otherwise, affecting us or other companies in the for-profit postsecondary education sector;
•	risks associated with changes in applicable federal and state laws and regulations and accrediting commission standards including pending rulemaking by the Department of Education;
•	a possible change of control under applicable regulatory or accrediting standards, including as a result of actions or events not within our control, and we are unable to obtain appropriate approvals for such an event in a timely manner, or at all;
•	our ability to hire and train new, and develop and train existing, enrollment counselors;
•	the pace of growth of our enrollment;
•	our ability to convert prospective students to enrolled students and to retain active students;
•	our success in updating and expanding the content of existing programs and developing new programs in a cost-effective manner or on a timely basis;
•	industry competition, including competition for qualified executives and other personnel;
•	risks associated with the competitive environment for marketing our programs;
•	failure on our part to keep up with advances in technology that could enhance the online experience for our students;
•	the extent to which obligations under our loan agreement, including the need to comply with restrictive and financial covenants and to pay principal and interest payments, limits our ability to conduct our operations or seek new business opportunities;
•	potential decreases in enrollment, the payment of refunds or other negative impacts on our operating results as a result of our change from a “term-based” financial aid system to a “borrower-based, non-term” or “BBAY” financial aid system;
•	our ability to manage future growth effectively; and
•	general adverse economic conditions or other developments that affect job prospects in our core disciplines.
Additional factors that could cause actual results to differ from those discussed in the forward-looking statements include, but are not limited to, those described in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2009, as updated in our subsequent reports filed with the Securities and Exchange Commission (“SEC”), including any updates found in Part II, Item 1A of this Quarterly Report on Form 10-Q or our other reports on Form 10-Q. You should not put undue reliance on any forward-looking statements. Forward-looking statements speak only as of the date the statements are made and we assume no obligation to update forward-looking statements to reflect actual results, changes in assumptions, or changes in other factors affecting forward-looking information, except to the extent required by applicable securities laws. If we do update one or more forward-looking statements, no inference should be drawn that we will make additional updates with respect to those or other forward-looking statements.

Overview
We are a regionally accredited provider of postsecondary education services focused on offering graduate and undergraduate degree programs in our core disciplines of education, business, healthcare, and liberal arts. We offer programs online as well as ground programs at our approximately 100 acre traditional campus in Phoenix, Arizona and onsite at the facilities of employers. In February 2004, several of our current stockholders acquired the assets of the University and converted its operations to a for-profit institution. Since then, we have enhanced our senior management team, expanded our online platform, increased our program offerings, and initiated a marketing and branding effort to further differentiate us in the markets in which we operate. We have also made investments to enhance our ground campus and student and technology support services. We believe the changes we have instituted, combined with our management expertise, provide a platform that will support continued enrollment and revenue growth.
At September 30, 2010, we had approximately 42,300 students, an increase of 23.6% over the approximately 34,200 students we had at September 30, 2009. At September 30, 2010, 91.3% of our students were enrolled in our online programs, and 45.5% of our online students were pursuing master’s or doctoral degrees. In addition, revenue per student increased between periods as we increased tuition prices for students in our online and professional studies programs by 0.0% to 5.7%, depending on the program, with an estimated blended rate increase of 3.5% for our 2010-11 academic year, as compared to tuition price increases for students in our online and professional studies programs of 2.3% to 15.5% for our 2009-10 academic year, depending on the program, with an estimated blended rate increase of 5.0% for the prior academic year. Tuition for our traditional ground programs had no increase for our 2010-11 academic year, as compared to an increase of 6.6% for the prior academic year. In addition, we experienced an increase in the number of students taking four credit courses between years. Operating income was $62.2 million for the nine months ended September 30, 2010, an increase of $33.5 million over the $28.7 million in operating income for the nine months ended September 30, 2009.
The following is a summary of our student enrollment at September 30, 2010 and 2009 (which included less than 300 students pursuing non-degree certificates in each period) by degree type and by instructional delivery method:

	September 30,
	2010		2009
	# of Students	% of Total	# of Students	% of Total
Graduate degrees(1)	18,128	42.9%	15,202	44.4%
Undergraduate degree	24,158	57.1%	19,016	55.6%

Total	42,286	100.0%	34,218	100.0%

	September 30,
	2010		2009
	# of Students	% of Total	# of Students	% of Total
Online(2)	38,593	91.3%	31,160	91.1%
Ground(3)	3,693	8.7%	3,058	8.9%

Total	42,286	100.0%	34,218	100.0%

(1)	Includes 977 and 315 students pursuing doctoral degrees at September 30, 2010 and 2009, respectively.

(2)	As of September 30, 2010 and 2009, 45.5% and 46.6%, respectively, of our Online students are pursuing graduate degrees.

(3)	Includes both our traditional on-campus ground students, as well as our professional studies students.
Critical Accounting Policies and Use of Estimates
Our critical accounting policies are disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2009. During the nine months ended September 30, 2010, there have been no significant changes in our critical accounting policies. See Note 2, “Summary of Significant Accounting Policies-Revenue recognition,” for a more detailed explanation of our revenue recognition policy as it relates to our institutional refund policy, which explanation is incorporated herein by reference.
Key Trends, Developments and Challenges
The following circumstances and trends present opportunities, challenges and risks.
Evolving Postsecondary Education Market. The U.S. is in the midst of an economic downturn that has caused an increased number of individuals to consider advancing their education. Additionally, we believe the number of non-traditional students who work, are raising a family, or are doing both while trying to earn a college degree continues to grow. Given these trends, we believe that many individuals will be attracted to our high quality academic programs at affordable tuition rates.
Regulation and Oversight. We are subject to extensive regulation by federal and state governmental agencies and accrediting bodies. In particular, the Higher Education Act of 1965, as amended (the “Higher Education Act”), and the regulations promulgated thereunder by the Department of Education subject us to significant regulatory scrutiny on the basis of numerous standards that schools must satisfy in order to participate in the various federal student financial assistance programs under Title IV of the Higher Education Act.
Pending Rulemaking by the Department of Education. In November 2009, the Department of Education convened a new negotiated rulemaking team related to Title IV program integrity issues. This team, which included representatives of the various higher education constituencies, was unable to reach consensus on the form of all of the rules addressed by that team. Accordingly, under the negotiated rulemaking protocol, the Department of Education became free to propose rules without regard to the tentative agreement reached regarding certain of the rules.
The negotiated rulemaking committees addressed 14 “program integrity” issues. The most significant proposals for our business were the following:
•	A proposal to modify the standards relating to the payment of incentive compensation to employees involved in student recruitment and enrollment;
•	A proposal to modify the standards relating to misrepresentations by employees and third parties on behalf of institutions;
•	A proposal to modify state authorization of online programs; and
•	A proposal to adopt a definition of “gainful employment” for purposes of the requirement placed on proprietary schools that participate in Title IV student financial aid programs that a program of study prepare students for gainful employment in a recognized occupation.

Incentive compensation rule. An institution that participates in the Title IV programs may not provide any commission, bonus, or other incentive payment based directly or indirectly on success in securing enrollments or financial aid to any person or entity engaged in any student recruitment, admissions, or financial aid awarding activity. Under current Department of Education regulations, there are 12 “safe harbors” that describe payments and arrangements that do not violate the incentive compensation rule. The Department of Education’s regulations make clear that the safe harbors are not a complete list of permissible practices under this law. For example, one of these safe harbors permits adjustments to fixed salary for enrollment personnel provided that such adjustments are not made more than twice during any twelve month period, and that any adjustment is not based solely on the number of students recruited, admitted, enrolled, or awarded financial aid, but the regulations do not address other practices, such as the provision of non-cash awards to enrollment personnel. The restrictions of the incentive compensation rule also extend to any third-party companies that an educational institution contracts with for student recruitment, admissions, or financial aid awarding services. Historically, we have relied on several of these safe harbors to ensure that our compensation and recruitment practices comply with the applicable requirements.
On June 18, 2010, the Department of Education issued a Notice of Proposed Rulemaking (“NPRM”) in respect of the incentive compensation rule and other program integrity issues, other than the metrics for determining compliance with the gainful employment requirement, with a 45 day public comment period. This comment period has concluded and the final rules on these topics were published on October 29, 2010 (the “Final Rules”) and will, largely, become effective on July 1, 2011. In the Final Rules relating to incentive compensation, the 12 safe harbors were eliminated as the Department of Education took the position that any commission, bonus or other incentive payment based in any part, directly or indirectly, on securing enrollments or awarding financial aid is inconsistent with the incentive payment prohibition in the Higher Education Act. The Department of Education contends that institutions do not need to rely on safe harbors to protect compensation that complies with the Higher Education Act, and that institutions can readily determine if a payment or compensation is permissible under the Higher Education Act by analyzing (1) whether it is a commission, bonus or other incentive payment, defined as an award of a sum of money or something of value (other than a fixed salary or wages), paid to or given to a person or entity for services rendered, and (2) whether the commission, bonus or other incentive payment is provided to any person based in any part, directly or indirectly, upon success in securing enrollments or the award of financial aid, which are defined as activities engaged in for the purpose of the admission or matriculation of students for any period of time or the award of financial aid.
The Department of Education maintains that an institution can still make merit-based adjustments to employee compensation, provided that such adjustments are not based in any part, directly or indirectly, upon success in securing enrollments or the award of financial aid. Accordingly, among other things, the Department of Education states that (1) an institution may maintain a hierarchy of recruitment personnel with different levels of responsibility, with salary scales that reflect an added amount of responsibility, (2) an institution may promote or demote recruitment personnel based on merit, and (3) an institution may make a compensation decision based on seniority or length of employment, provided that in each case compensation decisions are consistent with the Higher Education Act’s prohibition on incentive compensation.
The Final Rule further clarifies that this prohibition may extend to individuals holding a managerial position at any level of the company, to the extent that a particular individual has responsibility for recruitment or admission of students, or makes decisions about awarding Title IV program funds. The Department of Education states that an institution still would be able to make merit-based adjustments to employee compensation, but would not be permitted to consider nor base compensation directly or indirectly, in any part, on factors such as an employee’s success in securing student enrollments, the award of financial aid or institutional goals based on that success.
We believe these changes may increase the uncertainty about what constitutes incentive compensation and which employees are covered by the regulation, and may require us and other schools to change some of our compensation practices for enrollment counselors and other employees, as well as certain third parties whom we pay for Internet-based services related to lead generation and marketing and whose activities are also subject to the incentive compensation rules. This could adversely affect our ability to compensate our enrollment counselors, other employees, and third parties in a manner that appropriately reflects their relative merit, which in turn could reduce their effectiveness and make it more difficult to attract and retain staff with the desired talent and motivation to succeed at Grand Canyon University. This could also increase marketing costs, decrease quality of leads provided, decrease efficiency and reduce revenues if we are unable to maintain or increase the rate of student enrollment. In addition, a lack of certainty could increase the risk of future Federal False Claims Act qui tam lawsuits in which private plaintiffs assert that our compensation practices violate the incentive compensation rules and, therefore, that our receipt of Title IV funds constitutes a submission to the government of a false claim for payment.
Misrepresentation. The Final Rules also strengthened the Department of Education’s authority to sanction institutions for misrepresentations made by employees and certain third parties with which such institutions maintain service agreements (such as for the provision of educational programs or marketing, advertising, recruiting or admissions services). Considering the breadth of this prohibition, it is possible that, despite our efforts to prevent such misrepresentations, our employees or service providers may make statements that could be construed as misrepresentations. As a result, we may face complaints from students, prospective students and employees over statements made by us and our agents throughout the enrollment, admissions and financial aid process, as well as throughout attendance at the University, which would expose us to increased risk of litigation and enforcement action and applicable sanctions or other penalties up to and including termination of Title IV eligibility.
State Authorization. States have the authority to assert jurisdiction, to the extent they so choose, over educational institutions offering online degree programs in a state but that otherwise have no physical location or other presence in that state. The Final Rules include a provision that requires online providers to meet any such state requirements and, thus, the Department of Education would seem to have authority, in addition to that of the states, to enforce applicable state law requirements. It is unclear how this rule will be enforced and what impact it will have on us. In addition to Arizona, we have determined that our activities in certain states constitute a presence requiring licensure or authorization under the requirements of the state education agency in those states, which we have obtained, while in other states we have determined that we are exempt under applicable state law from licensure or authorization requirements due to our regional accreditation or for other reasons. In still other states, we have obtained approvals to operate as we have determined necessary in connection with our marketing and recruiting activities. Although we have a process for evaluating the compliance of our online educational programs with state requirements regarding distance and correspondence learning, and have experienced no significant restrictions on our educational activities to date as a result of such requirements, state regulatory requirements for online education vary among the states, are not well developed in many states, are imprecise or unclear in some states and are subject to change. Moreover, it is also unclear whether and to what extent state agencies may augment or change their regulations in this area as a result of these new Department of Education regulations and increased scrutiny. If we fail to comply with licensing or authorization requirements for a particular state, or fail to obtain licenses or authorizations when required, we could lose our licensure or authorization from that state or be subject to other sanctions, including restrictions on our activities in that state, and fines and penalties, including Department of Education sanctions. The loss of licensure or authorization in a state other than Arizona could prohibit us from recruiting prospective students or offering educational services to current students in that state, which could significantly reduce our enrollments.
There remain many unresolved issues related to the Final Rules. Also, as the rules have only recently been published, we are still analyzing the Final Rules to determine their full impact on the University.

Proposed gainful employment rule. Under the Higher Education Act, proprietary schools are eligible to participate in Title IV programs only to the extent that their educational programs lead to “gainful employment in a recognized occupation,” with the limited exception of qualified programs leading to a bachelor’s degree in liberal arts. Historically, this concept has not been defined in detail. On July 26, 2010, the Department of Education issued an NPRM in respect of the proposed gainful employment requirement, also with a 45 day comment period. The proposed definition of gainful employment in the NPRM would take into consideration whether former students are repaying their federal student loans and the relationship between total student loan debt and average earnings after completing a postsecondary program. As proposed in the NPRM, the final rule, which was originally expected to be finalized and published by November 1, 2011, would divide individual educational programs into three groups based on the proposed metrics:
•	Programs with at least 45% of their former students paying down the principal on their federal loans, or with graduates having a debt-to-earnings ratio of less than 20% of discretionary income or 8% of total income, would be deemed fully eligible for Title IV funding. These programs would be required to disclose both their repayment rates and debt-to-earnings ratios unless they pass both of the preceding tests.
•	Programs with less than 35% of their former students paying down the principal on their federal loans, and with graduates having a debt-to-earnings ratio above 30% of discretionary income and 12% of total income, would be deemed ineligible for Title IV funding. Such programs would have lost Title IV eligibility as of July 1, 2012, although institutions would have been required to warn students in the programs about the high debt-to-earnings ratio effective July 1, 2011. In order to mitigate against large and immediate displacements of students as of the July 1, 2012 deadline, the Department of Education further proposed that no more than 5% of a single institution’s programs would be declared ineligible as of that date, with the lowest-performing programs immediately losing eligibility and the remaining non-compliant programs losing eligibility one year later.
•	Programs that are not fully eligible or ineligible under the above standards would be restricted programs and subject to limits on enrollment growth. Such institutions also would be required to demonstrate employer support for the program and warn consumers and current students of high debt levels.
Due to the unprecedented volume of comments received to the gainful employment NPRM, on September 24, 2010, the Department of Education announced that it would delay issuing final rules regarding the gainful employment standard until early 2011 in order to give interested parties more time to clarify their comments and respond to questions from Department of Education officials. On October 29, 2010, however, as part of the Final Rules, the Department of Education issued final regulations associated with the approval of new programs. These rules, which were originally proposed as part of the gainful employment NPRM, will go into effect on July 1, 2011. Although the final rules relaxed the program approval standard originally proposed in the NPRM, the rules still impose various new requirements on, and could adversely affect, our ability to add new academic programs. In addition, the Department of Education has published no definite standards by which schools can determine the likelihood that any program will be approved. As such, we believe this rule adds uncertainty regarding new program approval, which could adversely affect our ability to respond to emerging employment trends and add programs that are responsive to those trends, which in turn could decrease our attractiveness to certain students. In addition, a lack of certainty could increase the risk of future Federal False Claims Act qui tam lawsuits in which private plaintiffs assert that students improperly received Title IV aid while attending a program that has not been approved. These rules have only recently been published and we are still analyzing these final regulations to determine their full impact on the University.
While there remain many open questions and interpretive issues with respect to this gainful employment NPRM, including when it will go into effect and questions as to the availability of, and the ability of education companies to obtain, the information needed to calculate the applicable metrics, if this regulation is adopted in a form similar to the Department of Education’s proposal in the NPRM, it could render some of our programs ineligible for Title IV funding if we do not meet the test to be considered “fully eligible.” In addition, the continuing eligibility of our educational programs for Title IV funding would be at risk due to factors beyond our control, such as changes in the income level of persons employed in specific occupations or sectors, increases in interest rates, changes in student mix to persons requiring higher amounts of student loans to complete their programs, changes in student loan delinquency rates and other factors. If a particular program ceased to be eligible for Title IV funding, in most cases it would not be practical to continue offering that course under our current business model. Regulations in the form proposed in the NPRM could result in a significant realignment of the types of educational programs that are offered by us and by proprietary institutions in general, in order to comply with the rules or to avoid the uncertainty associated with compliance over time. Furthermore, we may be required for certain programs to warn consumers and current students of high debt levels and provide the most recent debt measures for the program. Such changes in our business practices could reduce our enrollment, perhaps materially, which could have a material adverse effect on our business, prospects, financial condition and results of operations and could adversely affect our stock price.
The Final Rules released on October 29, 2010 also require that, for each program leading to “gainful employment” in a recognized occupation, institutions must provide prospective students with information concerning the occupation that the program prepares students to enter; the program’s on-time graduation rate; the tuition and fees it charges a student for completing the program within normal time, along with the costs of books, supplies, room, and board; the placement rate for students completing the program, and the median loan debt incurred by students who completed the program. Institutions must also provide the Department of Education with information that will allow determination of student debt levels and incomes after program completion. It is unclear at this time the level of administrative burden, increased costs, or effect on growth and enrollments that may result from the new reporting and disclosure requirements. There remain many open questions and interpretive issues with respect to these aspects of the Final Rules. We are currently evaluating the impact of these rules on our business and will continue to monitor developments in this area.
Department of Education Program Review. In connection with its administration of the Title IV federal student financial aid programs, the Department of Education periodically conducts program reviews at selected schools that receive Title IV funds. In July 2010, the Department of Education initiated a program review of Grand Canyon University covering the 2008-2009 and 2009-2010 award years. As part of this program review, a Department of Education program review team conducted a site visit on our campus and reviewed, and in some cases requested further information regarding, our records, practices and policies relating to, among other things, financial aid, enrollment, enrollment counselor compensation, program eligibility and other Title IV compliance matters. Upon the conclusion of the site visit, we were informed by the program review team that it would (i) conduct further review of our documents and records offsite, (ii) upon completion of such review, schedule a formal exit interview to be followed by a preliminary program review report in which any preliminary findings of non-compliance would be presented, and (iii) conclude the review by issuance of a final determination letter. The program review team has not yet scheduled a formal exit interview with us. Accordingly, at this point, the program review remains open and we intend to continue to cooperate with the review team until the program review is completed.
While we have not yet received notification of the timing of our exit interview or the Department of Education’s preliminary program review report or final determination letter, as a result of concerns first raised by a member of the program review team at the conclusion of the site visit and subsequently stated in an affidavit by such member filed in connection with the August 13, 2010 hearing in our qui tam case, we are aware that the program review team has two preliminary findings of concern. The first issue is whether a compensation policy in use during part of the period under review improperly rewarded some enrollment counselors based on success in enrolling students in violation of applicable law. As we have previously disclosed in the context of our ongoing qui tam action, while we believe that our compensation policies and practices are not based on success in enrolling students in violation of applicable law, the Department of Education’s regulations and interpretations of the incentive compensation law do not establish clear criteria for compliance in all circumstances and some of our practices in prior years were not within the scope of any specific “safe harbor” provided in the compensation regulations.

The second issue is whether, during the award years under review, certain programs offered within our College of Liberal Arts provided students with training to prepare them for gainful employment in a recognized occupation. This “gainful employment” standard has been a requirement for Title IV eligibility for programs offered at proprietary institutions of higher education such as Grand Canyon University although pursuant to legislation passed in 2008 and effective as of July 1, 2010, this requirement no longer applies to designated liberal arts programs offered by us and certain other institutions that have held accreditation by a regional accrediting agency since a date on or before October 1, 2007 (we have held a regional accreditation since 1968). Subsequent to the filing of the affidavit by the program review team member expressing this preliminary finding, the program review team submitted a written request to the University in which the program review team stated the view that, prior to July 1, 2010, traditional liberal arts programs were not considered as being eligible under Title IV but then requested additional information from the University that would help the Department of Education determine whether the programs offered within the University’s College of Liberal Arts were eligible under Title IV because they did provide training to prepare students for gainful employment in a recognized occupation. While the University was not informed as to which specific programs offered within the University’s College of Liberal Arts the program review team believes may be ineligible, in August 2010 the University provided the Department of Education with the requested information which the University believes will demonstrate that the programs offered within the University’s College of Liberal Arts met this requirement. The University has received no further communications from the Department of Education regarding the program review.
Our policies and procedures are planned and implemented to comply with the applicable standards and regulations under Title IV. If and to the extent the Department of Education’s final determination letter identifies any compliance issues, we are committed to resolving such issues and ensuring that Grand Canyon University operates in compliance with all Department of Education requirements. Program reviews may remain unresolved for months or years with little or no communication from the Department of Education, and may involve multiple exchanges of information following the site visit. We cannot presently predict whether or if further information requests will be made, when the exit interview will take place, when the preliminary program review report or final determination letter will be issued, or when the program review will be closed. If the Department of Education were to make significant findings of non-compliance in the final program review determination letter, including any finding related to the two issues discussed above, then, after exhausting any administrative appeals available to us, we could be required to pay a fine, return Title IV monies previously received, or be subjected to other administrative sanctions, any of which outcomes could damage our reputation in the industry and have a material adverse effect on our business, results of operations, cash flows and financial position.
Congressional Hearings. In recent months, there has been increased focus by the U.S. Congress on the role that for-profit educational institutions play in higher education. On June 17, 2010, the Education and Labor Committee of the U.S. House of Representatives held a hearing to examine the manner in which accrediting agencies review higher education institutions’ policies on credit hours and program length. On June 24, 2010, the Health, Education, Labor and Pensions (“HELP”) Committee of the U.S. Senate released a report entitled, “Emerging Risk?: An Overview of Growth, Spending, Student Debt and Unanswered Questions in For-Profit Higher Education” and held the first in a series of hearings to examine the proprietary education sector. Earlier, on June 21, 2010, the Chairmen of each of these education committees, together with other members of Congress, requested the Government Accountability Office (“GAO”) to conduct a review and prepare a report with recommendations regarding various aspects of the proprietary sector, including recruitment practices, educational quality, student outcomes, the sufficiency of integrity safeguards against waste, fraud and abuse in federal student aid programs and the degree to which proprietary institutions’ revenue is composed of Title IV and other federal funding sources. On August 4, 2010, the HELP Committee held a second hearing to examine student recruitment practices at for-profit colleges. At this hearing, the GAO presented a report detailing the results of an investigation into sales and marketing practices in the for-profit education industry, which found that certain schools named in the report had engaged in fraudulent, deceptive or otherwise questionable practices in the area of student recruitment. On September 30, 2010, the HELP Committee held a third hearing to examine the debt levels incurred by, and drop-out rates of, students attending for-profit colleges. Additional hearings may take place in November and December 2010. These hearings and the GAO investigation are not formally related to the Department of Education’s program integrity rulemaking process described above. However, the outcome of the hearings and the GAO investigation could impact the substance of the rulemaking process. In connection with the August 4, 2010 hearing, the Chairman of the HELP Committee announced the HELP Committee’s plans to send requests to approximately 30 for-profit colleges, including all of the publicly-traded companies that operate for-profit colleges, seeking information about such matters as graduation and loan default rates, as well as internal recruiting documents and details about the use of third-party companies, such as lead generators, in the recruiting process. On August 6, 2010, we received one of these requests for information from the HELP Committee. The request sought information concerning how we use federal resources, including how we recruit and enroll students, set program price or tuition, determine financial aid including private or institutional loans, track attendance, handle withdrawals of students and return of Title IV dollars and manage compliance with the requirement that no more than 90% of revenues come from Title IV dollars. The request also sought an understanding of the number of students who complete or graduate from programs we offer, how many of those students find new work in their educational area, the debt levels of students enrolling and completing programs and how we track and manage the number of students who risk default within the cohort default rate window. In furtherance of this, the HELP Committee requested that we provide information about a broad spectrum of our business, including detailed information relating to financial results, management, operations, personnel, recruiting, enrollment, graduation, student withdrawals, receipt of Title IV funds, institutional accreditation, regulatory compliance and other matters. We complied with the HELP Committee’s request and believe that we have completed the document production necessary to satisfy the request. We cannot predict the extent to which, or whether, these hearings and review will result in additional legislation, further rulemaking or other administrative actions affecting our participation in Title IV programs. To the extent that any laws or regulations are adopted, or other administrative actions are taken, that limit our participation in Title IV programs or the amount of student financial aid for which the students at our institutions are eligible, our enrollments, revenues and results of operation could be materially and adversely affected.
Conversion to Borrower Based, Non-Term Financial Aid System. A significant portion of our net revenue is derived from tuition financed by the Title IV programs. Federal regulations dictate the timing of disbursements under the Title IV programs. In April 2010, we began transitioning our online and professional studies students from a “term-based” financial aid system (where all students, including online students, begin programs and are eligible to receive financial aid at periodic start dates pursuant to a calendar-based term system) to a “borrower-based, non-term” or “BBAY” financial aid system (where each student may begin a program and be eligible to receive financial aid at any time throughout the year). We believe BBAY provides greater ease and flexibility for our students by providing for rolling and flexible start dates. It also assists in ensuring the student does not over borrow in the early years of a program, which could result in aggregate loan limits being exceeded prior to graduation. The move to BBAY may significantly reduce the amount of living expenses a student is eligible to receive. We believe that the conversion to BBAY, although positive for the student in many respects, has caused some of our existing students to leave the University and some potential new students to look for educational opportunities elsewhere.
Under the BBAY financial aid system, loan funds are generally provided by the Federal Direct Loan Program in two disbursements for each academic year. The disbursements are usually received two to four weeks into the first course of a payment period. These factors, together with the timing of students beginning their programs, affect our operating cash flow. In a term-based Title IV environment, Title IV disbursements are generally based on three academic terms per year and institutions operating on this basis are generally allowed to bring in depending on which term the student begins in anywhere from 33% to 100% of a student’s academic year financial aid at the start of a term, with the majority of such amounts being treated as unrestricted cash and deferred revenue (or a student deposit liability depending on if the course had begun or not) until the revenue is recognized. In BBAY, Title IV disbursements are generally based on a 24-credit academic year/12-credit payment period for undergraduate students and a 12-credit academic year/6-credit payment period for graduate students. Institutions operating on this basis are generally allowed to bring in up to 50% of a student’s academic year financial aid at the start of a program. If this financial aid is received for courses that have begun, then it is treated as unrestricted cash and deferred revenue until the revenue is recognized. If the financial aid is received for courses that have not yet begun, then it is treated as restricted cash and a student deposit liability. As a result of our move to BBAY, we receive a greater proportion of student financial aid prior to the time courses have begun, which has resulted in the shift of unrestricted cash to restricted cash and caused a significant increase in our restricted cash amount between December 31, 2009 and September 30, 2010.

When a student who has received Title IV program funds withdraws from school, the institution must determine the amount of Title IV program funds the student has “earned” and then must return the unearned Title IV program funds (a “return to Title IV”) to the appropriate lender or the Department of Education in a timely manner, which is generally no later than 45 days after the date the institution determined that the student withdrew. In a term based environment, the return to Title IV is calculated based on the number of completed days in a term as a percentage of the total days in the term, with the exception that, with respect to courses offered in a modular setting (i.e. those offered to nontraditional students as two eight week courses in a term), if a student completed the first course but withdrew prior to the second course, then the full financial aid award was earned by and paid to the student and no return to Title IV calculation was done. In BBAY, we calculate returns to Title IV based on the percentage of the payment period attended in comparison to the full payment period (there is no module concept in a BBAY environment). In this environment, a student (whether undergraduate or graduate) must complete greater than 60% of the payment period in order to earn the full financial aid award. Thus, if a student completes the first course but withdraws prior to the second course and therefore does not complete greater than 60% of the payment period, then the full financial aid award is not earned by the student. In such case, we must perform a return to Title IV calculation and most, if not all, of the refund would be returned to the lender or the Department of Education. If the student withdraws after the 60% threshold, then the student is deemed to have earned 100% of the Title IV program funds he or she received. Since, under BBAY, a student generally must complete two of the courses in a payment period to earn the full financial aid award, as opposed to just a single course under the term-based module approach, we anticipate that we will experience an increase in the Title IV program funds that will need to be returned to lenders or the Department of Education.
In accordance with University policy, all prospective students are required to select both a primary and secondary payment option with respect to amounts due to the University for tuition, fees and other expenses. In instances where a student selects financial aid as the primary payment option, he or she often selects personal cash as the secondary option. If a student that has selected financial aid as his or her primary payment option withdraws prior to the end of a course but after the date that our institutional refund period has expired, the student will have incurred the obligation to pay the full cost of the course. If the withdrawal occurs before the date at which the student has earned 100% of his or her financial aid, however, then we will have a return to Title IV requirement and the student will owe us all amounts incurred that are in excess of the amount of financial aid that the student earned and that we are entitled to retain. In this case, we must collect the receivable using the student’s second payment option. We are often successful in collecting such receivables because the amounts owed by a particular student that is in excess of the amount of financial aid that the student earned and that we are entitled to retain is often quite small.

Results of Operations
The following table sets forth income statement data as a percentage of net revenue for each of the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Net revenue	100.0%	100.0%	100.0%	100.0%
Operating expenses
Instructional costs and services	36.3	35.5	36.4	33.5
Selling and promotional	28.4	33.4	29.4	33.8
General and administrative	12.8	12.9	12.3	14.1
Estimated litigation loss	0.0	7.9	0.0	2.8
Exit costs	0.0	0.0	0.1	0.0
Royalty to former owner	0.1	0.1	0.1	0.1

Total operating expenses	77.6	89.9	78.2	84.4

Operating income	22.4	10.1	21.8	15.6
Interest expense	(0.2)	(0.4)	(0.2)	(0.7)
Interest income	0.0	0.1	0.0	0.1

Income before income taxes	22.2	9.8	21.6	15.0
Income tax expense	9.2	4.5	8.7	6.2

Net income	13.1	5.3	12.9	8.8

Three Months Ended September 30, 2010 Compared to Three Months Ended September 30, 2009
Net revenue. Our net revenue for the quarter ended September 30, 2010 was $98.9 million, an increase of $32.8 million, or 49.7%, as compared to net revenue of $66.1 million for the quarter ended September 30, 2009. This increase was primarily due to an increase in online enrollment and, to a lesser extent, increases in the average tuition per student as a result of tuition price increases and an increase in the number of students taking four credit courses between years, partially offset by an increase in institutional scholarships. End-of-period enrollment increased 23.6% between September 30, 2010 and 2009, as we were able to continue our growth and increase our recruitment, marketing, and enrollment operations. We are anticipating increased pressure on new and continuing enrollments due primarily to the increasing challenges presented in the economy, the impact of new and proposed regulations, and increased competition, as well as the change to BBAY.
Instructional costs and services expenses. Our instructional costs and services expenses for the quarter ended September 30, 2010 were $35.9 million, an increase of $12.4 million, or 53.1%, as compared to instructional costs and services expenses of $23.5 million for the quarter ended September 30, 2009. This increase was primarily due to increases in faculty compensation, instructional compensation and related expenses, instructional supplies, occupancy, depreciation and amortization, share-based compensation, and other miscellaneous instructional costs and services of $4.5 million, $4.4 million, $1.2 million, $0.7 million, $0.6 million, $0.3 million, and $0.7 million, respectively. These increases are primarily attributable to the increased headcount (both staff and faculty) needed to provide student instruction and support services, including increased occupancy and equipment costs for the increased headcount, to support the increase in enrollments. Our instructional costs and services expenses as a percentage of net revenue increased by 0.8% to 36.3% for the quarter ended September 30, 2010, as compared to 35.5% for the quarter ended September 30, 2009. This increase was a result of committing to hire more full time faculty and to teaching difficult courses with lower class size ratios and increased instructional supplies and miscellaneous instructional costs due to increased licensing fees related to educational resources and continued improvement in curriculum development and new and enhanced innovative educational tools, partially offset by our ability to leverage the fixed cost structure of our campus-based facilities and ground faculty across an increasing revenue base.
Selling and promotional expenses. Our selling and promotional expenses for the quarter ended September 30, 2010 were $28.1 million, an increase of $6.0 million, or 27.2%, as compared to selling and promotional expenses of $22.1 million for the quarter ended September 30, 2009. This increase was primarily due to increases in advertising, other selling and promotional expense, and selling and promotional employee compensation and related expenses of $3.3 million, $1.5 million and $1.2 million, respectively. These increases were driven by a continued expansion in our marketing efforts, which resulted in an increase in recruitment, marketing, and enrollment staffing, and expenses related to our revenue sharing arrangement. Our selling and promotional expenses as a percentage of net revenue decreased by 5.0% to 28.4% for the quarter ended September 30, 2010, from 33.4% for the quarter ended September 30, 2009. This decrease occurred as a result of slowing the growth of our enrollment counselor hiring such that our new enrollment counselors as a percentage of total enrollment counselors is less in 2010 than in 2009. In this regard, we incur immediate expenses in connection with hiring new enrollment counselors while these individuals undergo training, and typically do not achieve full productivity or generate enrollments from these enrollment counselors until four to six months after their dates of hire. We plan to continue to add additional enrollment counselors in the future, although the number of additional hires as a percentage of the total headcount is expected to remain flat or decrease.
General and administrative expenses. Our general and administrative expenses for the quarter ended September 30, 2010 were $12.7 million, an increase of $4.1 million, or 48.2%, as compared to general and administrative expenses of $8.6 million for the quarter ended September 30, 2009. This increase was primarily due to increases in bad debt expense, increases in legal, audit and insurance related expenses, and other general and administrative expenses of $2.8 million, $0.7 million, and $0.6 million, respectively. Bad debt expense increased to $6.2 million for the quarter ended September 30, 2010 from $3.3 million for the quarter ended September 30, 2009 as a result of an increase in net revenues and the increase in aged receivables between periods as a result of current economic conditions and the conversion to BBAY. Our general and administrative expenses as a percentage of net revenue stayed relatively flat for the quarters ended September 30, 2010 and 2009. Our ability to maintain no increase as a percentage of net revenues is primarily due to our continued growth and ability to leverage our costs over an increasing revenue base, partially offset by an increase in bad debt expense as a percentage of revenue from 5.0% in the third quarter of 2009 to 6.1% in the third quarter of 2010.
Estimated litigation loss. During the third quarter of fiscal year 2009, the University recorded an accrual of $5.2 million for the estimated settlement of the qui tam lawsuit. See Note 7 — Commitments and Contingencies, and Part II, Item 1, Legal Proceedings.
Interest expense. Our interest expense for the quarter ended September 30, 2010 was $0.2 million, a decrease of $0.1 million from $0.3 million for the quarter ended September 30, 2009, as the average interest rates were lowered as a result of the loan amendment to reduce the interest rate beginning in the third quarter of 2010.
Income tax expense (benefit). Income tax expense for the quarter ended September 30, 2010 was $9.1 million, an increase of $6.1 million from $3.0 million for the quarter ended September 30, 2009. This increase was primarily attributable to increased income before income taxes. Our effective tax rate was 41.3% during the third quarter of 2010 compared to 46.0% during the third quarter of 2009. The decrease is primarily attributable to the potential impact of the estimated litigation loss for the qui tam settlement recorded in the third quarter of 2009, which may not be fully deductible.
Net income. Our net income for the quarter ended September 30, 2010 was $12.9 million, an increase of $9.4 million, as compared to $3.5 million for the quarter ended September 30, 2009, due to the factors discussed above.

Nine Months Ended September 30, 2010 Compared to Nine Months Ended September 30, 2009
Net revenue. Our net revenue for the nine months ended September 30, 2010 was $285.8 million, an increase of $101.4 million, or 54.9%, as compared to net revenue of $184.4 million for the nine months ended September 30, 2009. This increase was primarily due to increased online enrollment and, to a lesser extent, increases in the average tuition per student as a result of tuition price increases and an increase in the number of students taking four credit courses between years, partially offset by an increase in institutional scholarships. End-of-period enrollment increased 23.6% between September 30, 2010 and 2009, as we were able to continue our growth and increase our recruitment, marketing, and enrollment operations. We are anticipating increased pressure on new and continuing enrollments due primarily to the increasing challenges presented in the economy, the impact of new and proposed regulations, and increased competition, as well as the change to BBAY.
Instructional costs and services expenses. Our instructional costs and services expenses for the nine months ended September 30, 2010 were $103.9 million, an increase of $42.1 million, or 68.0%, as compared to instructional costs and services expenses of $61.8 million for the nine months ended September 30, 2009. This increase was primarily due to increases in instructional compensation and related expenses, faculty compensation, non-capitalizable system conversion costs, instructional supplies, depreciation and amortization, dues, fees and subscription expenses, share-based compensation, and other miscellaneous instructional costs and services of $13.0 million, $10.9 million, $4.0 million, $3.5 million, $2.3 million, $1.3 million, $1.1 million, and $6.0 million, respectively. These increases are primarily attributable to the increased headcount (both staff and faculty) needed to provide student instruction and support services, including increased occupancy and equipment costs for the increased headcount, to support the increase in enrollments and the non-capitalizable system conversion costs of $4.0 million incurred in the second quarter of 2010. Our instructional costs and services expenses as a percentage of net revenue increased by 2.9% to 36.4% for the nine months ended September 30, 2010, as compared to 33.5% for the nine months ended September 30, 2009. This increase was a result of committing to hire more full time faculty and to teaching difficult courses with lower class size ratios, non-capitalizable system conversion costs and increased instructional supplies and miscellaneous instructional costs due to increased licensing fees related to educational resources and continued improvement in curriculum development and new and enhanced innovative educational tools, partially offset by our ability to leverage the fixed cost structure of our campus-based facilities and ground faculty across an increasing revenue base.
Selling and promotional expenses. Our selling and promotional expenses for the nine months ended September 30, 2010 were $84.0 million, an increase of $21.6 million, or 34.6%, as compared to selling and promotional expenses of $62.4 million for the nine months ended September 30, 2009. This increase was primarily due to increases in selling and promotional employee compensation and related expenses, advertising, and other selling and promotional related costs of $9.8 million, $9.8 million and $2.0 million, respectively. These increases were driven by a continued substantial expansion in our marketing efforts, which resulted in an increase in recruitment, marketing, and enrollment staffing, and expenses related to our revenue sharing arrangement. Our selling and promotional expenses as a percentage of net revenue decreased by 4.4% to 29.4% for the nine months ended September 30, 2010, from 33.8% for the nine months ended September 30, 2009. This decrease occurred as a result of slowing the growth of our enrollment counselor hiring such that our new enrollment counselors as a percentage of total enrollment counselors is less in 2010 than in 2009. In this regard, we incur immediate expenses in connection with hiring new enrollment counselors while these individuals undergo training, and typically do not achieve full productivity or generate enrollments from these enrollment counselors until four to six months after their dates of hire. We plan to continue to add additional enrollment counselors in the future, although the number of additional hires as a percentage of the total headcount is expected to remain flat or decrease.
General and administrative expenses. Our general and administrative expenses for the nine months ended September 30, 2010 were $35.2 million, an increase of $9.1 million, or 35.1%, as compared to general and administrative expenses of $26.1 million for the nine months ended September 30, 2009. This increase was primarily due to increases in bad debt expense, employee compensation, and other general and administrative expenses of $6.4 million, $1.7 million, and $1.0 million, respectively. Bad debt expense increased to $16.3 million for the nine months ended September 30, 2010 from $9.9 million for the nine months ended September 30, 2009 as a result of an increase in net revenues and the increase in aged receivables between periods as a result of current economic conditions and the conversion to BBAY approach. Employee compensation increased primarily as a result of additions in 2009 and the first quarter of 2010 resulting from our continued growth. Our general and administrative expenses as a percentage of net revenue decreased by 1.8% to 12.3% for the nine months ended September 30, 2010, from 14.1% for the nine months ended September 30, 2009. This decrease was primarily due to our ability to leverage our costs over an increasing revenue base, partially offset by an increase in bad debt expense as a percentage of revenue from 5.4% in the nine months ended September 30, 2009 to 5.7% for the nine months ended September 30, 2010.
Estimated litigation loss. During the third quarter of fiscal year 2009, the University recorded an accrual of $5.2 million for the estimated settlement of the qui tam lawsuit. See Note 7 — Commitments and Contingencies, and Part II, Item 1, Legal Proceedings.
Interest expense. Our interest expense for the nine months ended September 30, 2010 was $0.7 million, a decrease of $0.7 million from $1.4 million for the nine months ended September 30, 2009, as the average level of borrowings and related interest rates were significantly lowered as a result of the repurchase of the campus land and buildings and the conversion from a capital lease obligation at an effective interest rate of approximately 8.7% to a variable rate debt with an effective interest rate of 3.8% beginning in the second quarter of 2009.
Income tax expense (benefit). Income tax expense for the nine months ended September 30, 2010 was $24.9 million, an increase of $13.5 million from $11.4 million for the nine months ended September 30, 2009. This increase was primarily attributable to increased income before income taxes. Our effective tax rate was 40.4% during the first nine months of 2010 compared to 41.3% during the first nine months of 2009.
Net income. Our net income for the nine months ended September 30, 2010 was $36.8 million, an increase of $20.6 million, as compared to $16.2 million for the nine months ended September 30, 2009, due to the factors discussed above.
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

Liquidity and Capital Resources
Liquidity. We financed our operating activities and capital expenditures during the nine months ended September 30, 2010 and 2009 primarily through cash provided by operating activities. Our unrestricted cash, cash equivalents, and marketable securities were $50.5 million and $63.1 million at September 30, 2010 and December 31, 2009, respectively. Our restricted cash, cash equivalents and investments at September 30, 2010 and December 31, 2009 were $55.9 million and $3.2 million, respectively.
A significant portion of our net revenue is derived from tuition financed by the Title IV programs. Federal regulations dictate the timing of disbursements under the Title IV programs. Under the BBAY financial aid system, loan funds are generally provided by the Federal Direct Loan Program in two disbursements for each academic year. The disbursements are usually received two to four weeks into the first course of a payment period. These factors, together with the timing of students beginning their programs, affect our operating cash flow. In a term-based Title IV environment, Title IV disbursements are generally based on three academic terms per year and institutions operating on this basis are generally allowed to bring in up to 33% of a student’s academic year financial aid at the start of each term, with the majority of such amounts being treated as unrestricted cash and deferred revenue (or a student deposit liability depending on if the course had begun or not) until the revenue is recognized. In a non-term, borrower-based environment, Title IV disbursements are generally based on a 24-credit academic year/12-credit payment period for undergraduate students and a 12-credit academic year/6-credit payment period for graduate students. Institutions operating on this basis are generally allowed to bring in up to 50% of a student’s academic year financial aid at the start of a program. If this financial aid is received for courses that have begun, then it is treated as unrestricted cash and deferred revenue until the revenue is recognized. If the financial aid is received for courses that have not yet begun, then it is treated as restricted cash and a student deposit liability. As a result of our move to BBAY, we receive a greater proportion of student financial aid prior to the time courses have begun, which has resulted in the shift of unrestricted cash to restricted cash and caused a significant increase in the restricted cash amount between December 31, 2009 and September 30, 2010.
Based on our current level of operations and anticipated growth, we believe that our cash flow from operations and other sources of liquidity, including cash and cash equivalents, will provide adequate funds for ongoing operations, planned capital expenditures, and working capital requirements for at least the next 24 months.
Cash Flows
Operating Activities. Net cash provided by operating activities for the nine months ended September 30, 2010 was $80.5 million as compared to $66.8 million for the nine months ended June 30, 2009. Cash provided by operating activities in the nine months ended September 30, 2010 resulted from our net income plus non cash charges for bad debts, depreciation and amortization, exit costs, share-based compensation, and non-capitalizable system conversion costs and improvement in our working capital management.
Investing Activities. Net cash used in investing activities was $91.7 million and $53.0 million for the nine months ended September 30, 2010 and 2009, respectively. Cash used in investing activities in 2010 is primarily due to an increase in restricted cash during the second and third quarters of 2010 as a result of our transition from a term-based financial aid system to BBAY in April 2010. Capital expenditures were $39.6 million and $18.9 million for the nine months ended September 30, 2010 and 2009, respectively. In the first nine months of 2010, capital expenditures primarily consisted of purchases of computer equipment, and software costs to complete our transition from Datatel to CampusVue and Great Plains, other internal use software projects, furniture and equipment to support our increasing employee base and headcount and ground campus building projects to support our increasing traditional ground student enrollment. In 2009, cash used in investing activities was primarily the result of our acquisition on April 28, 2009 of the land and buildings that comprise our ground campus for $35.5 million, in addition to the $18.9 million of capital expenditures which primarily consisted of purchases of computer equipment, leasehold improvements, and office furniture and fixtures to support our increasing employee headcounts.
Financing Activities. Net cash used in financing activities was $0.9 million and provided by financing activities was $24.7 million in the nine months ended September 30, 2010 and 2009, respectively. During the first nine months of 2010 principal payments on notes payable and capital lease obligations and the repurchase of our common stock were partially offset by proceeds from the exercise of stock options and the excess tax benefits from share-based compensation. During the first nine months of 2009, the proceeds from the loan agreement were partially offset by the repurchase of our shares from Spirit and principal payments on notes payable and capital lease obligations.
Contractual Obligations
The following table sets forth, as of September 30, 2010, the aggregate amounts of our significant contractual obligations and commitments with definitive payment terms due in each of the periods presented (in millions):

		Payments Due by Period
		Less than			More than
	Total	1 Year	2-3 Years	4-5 Years	5 Years
Long term notes payable	$24.5	$0.5	$3.8	$19.7	$0.5
Capital lease obligations	1.7	0.5	1.2	0.0	0.0
Purchase obligations(1)	48.8	19.3	29.0	0.5	0.0
Operating lease obligations	52.5	1.1	9.8	12.4	29.2

Total contractual obligations	$127.5	$21.4	$43.8	$32.6	$29.7

(1)	The purchase obligation amounts include expected spending by period under contracts that were in effect at September 30, 2010. Less than one year represents expected expenditures from October 1, 2010 through December 31, 2010.
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
We define Adjusted EBITDA as net income plus interest expense net of interest income, plus income tax expense, and plus depreciation and amortization (EBITDA), as adjusted for (i) the amortization of prepaid royalty payments recorded in conjunction with a settlement of a dispute with our former owner, (ii) contributions made to Arizona school tuition organizations in lieu of the payment of state income taxes, which we typically make in the fourth quarter of a fiscal year, (iii) estimated litigation losses, if any, (iv) exit costs, if any, and (v) share-based compensation.

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
In evaluating Adjusted EBITDA, investors should be aware that in the future we may incur expenses similar to the adjustments described above. Our presentation of Adjusted EBITDA should not be construed as an inference that our future results will be unaffected by expenses that are unusual, non-routine, or non-recurring. Adjusted EBITDA has limitations as an analytical tool, and you should not consider it in isolation, or as a substitute for analysis of our results as reported under GAAP. Some of these limitations are that it does not reflect:
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
The following table presents data relating to Adjusted EBITDA, which is a non-GAAP measure, for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
	(Unaudited, in thousands)
Net income	$12,918	$3,491	$36,794	$16,209
Plus: interest expense net of interest income	143	233	551	1,091
Plus: income tax expense	9,077	2,969	24,902	11,408
Plus: depreciation and amortization	3,168	2,322	8,329	5,560

EBITDA	25,306	9,015	70,576	34,268

Plus: royalty to former owner (a)	74	74	222	222
Plus: estimated litigation loss (b)	—	5,200	—	5,200
Plus: exit costs ( c)	27	—	232	—
Plus: share-based compensation (d)	1,347	862	3,685	2,439

Adjusted EBITDA	$26,754	$15,151	$74,715	$42,129

(a)	Reflects the amortization of prepaid royalties recorded in conjunction with a settlement with the former owner.

(b)	Reflects an accrual of $5.2 million for a litigation settlement on our qui tam action.

(c)	Represents exit costs as a result of the closure of the student services facility in Utah during the fourth quarter of 2009. This amount represents increased costs related to an adjustment in the estimated sublease rentals associated with the leased space and infrastructure related expenses.

(d)	Reflects share-based compensation expense relating to stock and option grants made to employees and directors.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
Impact of inflation. We believe that inflation has not had a material impact on our results of operations for the quarter ended September 30, 2010 or 2009. There can be no assurance that future inflation will not have an adverse impact on our operating results and financial condition.
Market risk. On June 30, 2009, we entered into two derivative agreements to manage our 30 Day LIBOR interest exposure from the variable rate debt we incurred in connection with the repurchase from Spirit of shares of our common stock and the land and buildings that comprise our ground campus, which debt matures in April 2014. The corridor instrument, which hedges variable interest rate risk starting July 1, 2009 through April 30, 2014 with a notional amount of $11.7 million as of September 30, 2010, permits us to hedge our interest rate risk at several thresholds. Under this arrangement, in addition to the credit spread we will pay variable interest rates based on the 30 Day LIBOR rates monthly until that index reaches 4%. If 30 Day LIBOR is equal to 4% through 6%, we will continue to pay 4%. If 30 Day LIBOR exceeds 6%, we will pay actual 30 Day LIBOR less 2%. The interest rate swap commenced on May 1, 2010, continues each month thereafter until April 30, 2014, and has a notional amount of $11.7 million as of September 30, 2010. Under this arrangement, we will receive 30 Day LIBOR and pay 3.245% fixed rate on the amortizing notional amount plus the credit spread.
Except with respect to the foregoing, we have no derivative financial instruments or derivative commodity instruments. We invest cash in excess of current operating requirements in short term certificates of deposit and money market instruments in multiple financial institutions.
Interest rate risk. We manage interest rate risk by investing excess funds in cash equivalents and AAA-rated marketable securities bearing variable interest rates, which are tied to various market indices. Our future investment income may fall short of expectations due to changes in interest rates or we may suffer losses in principal if we are forced to sell securities that have declined in market value due to changes in interest rates. At September 30, 2010, a 10% increase or decrease in interest rates would not have a material impact on our future earnings, fair values, or cash flows. For information regarding our variable rate debt, see “Market risk” above.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective, as of September 30, 2010, in ensuring that material information relating to us required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in reports it files or submits under the Exchange Act is accumulated and communicated to management, including its principal executive officer or officers and principal financial officer or officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.
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
PART II — OTHER INFORMATION
Item 1. Legal Proceedings
On August 14, 2008, the U. S. Department of Education, Office of Inspector General (“OIG”) served an administrative subpoena on Grand Canyon University requiring us to provide certain records and information related to performance reviews and salary adjustments for all of our enrollment counselors and managers from January 1, 2004 to August 2008. We are cooperating with the OIG to facilitate its investigation and completed our rolling responsive document production, which commenced in September 2008, in June 2009. We cannot presently predict the ultimate outcome of the OIG investigation, including any liability or other sanctions that may result.
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
The qui tam lawsuit alleges, among other things, that we violated the False Claims Act by knowingly making false statements, and submitting false records or statements, from at least 2001 to the present, to get false or fraudulent claims paid or approved, and asserts that we improperly compensated certain of our enrollment counselors in violation of the Title IV law governing compensation of such employees, and as a result, improperly received Title IV program funds. The complaint specifically alleges that some of our compensation practices with respect to our enrollment personnel, including providing non-cash awards, have violated the Title IV law governing compensation. While we believe that the compensation policies and practices at issue in the complaint have not been based on success in enrolling students in violation of applicable law, the Department of Education’s regulations and interpretations of the incentive compensation law do not establish clear criteria for compliance in all circumstances, and some of these practices, including the provision of non-cash awards, were not within the scope of any explicit “safe harbor” provided in the compensation regulations. The complaint seeks treble the amount of unspecified damages sustained by the federal government in connection with our receipt of Title IV funding, a civil penalty for each violation of the False Claims Act, attorneys’ fees, costs, and interest. We filed a motion to dismiss this case in November 2008, which was denied by the court in February 2009.

Pursuant to the court’s mandatory scheduling order, the University entered into settlement discussions with respect to the qui tam matter with the relator and, in October 2009, reached a settlement in principle with the relator pursuant to which the University agreed to pay $5.2 million to finally resolve the qui tam case and thereby avoid the cost and distraction of a potentially protracted trial. Thus, in the third quarter of 2009, the University accrued $5,200 for the estimated litigation loss. This settlement in principle was conditioned upon obtaining the approval of the U.S. Department of Justice (which has authority to approve settlement of False Claims Act matters) and the Department of Education with respect to the issuance to the University of a full three-year Title IV program participation agreement (the University’s application for which has been pending since March 2008), resolving the OIG investigation, and finalizing the settlement terms that would release the University from other False Claims Act cases based upon the conduct covered by the settlement. Following unsuccessful attempts to conclude a settlement agreement among the University, the relator and the United States, on April 28, 2010, the University and the relator submitted a proposed settlement agreement to the Court for approval. In accordance with a scheduling order set by the Court, the United States filed certain objections to the proposed settlement agreement to which the University and the relator responded. The Court then held a hearing regarding the proposed settlement agreement, and the United States’ objections thereto, on June 10, 2010.
Following the June 10, 2010 hearing, the Court ruled that, notwithstanding the United States’ objections, the Court would not object to the provisions of the settlement agreement proposed by the University and the relator that provide, among other things, (a) that the $5,200 settlement amount would be payable by the University on the earlier of September 1, 2011 or the issuance by the Department of Education to the University of a full three-year Title IV program participation agreement, and (b) that the University would receive a release from future False Claims Act claims (i.e. qui tam actions) with respect to all conduct which is of the same subject matter as the conduct that is at issue in the current qui tam litigation (the “covered conduct”) through April 28, 2010 (the date that the settlement agreement was submitted to the Court). The Court asked for further briefing and a final hearing on August 13, 2010 on the issue of whether the Court had jurisdiction to approve the settlement agreement, over the United States’ objections, if it included (i) within the scope of the release provision, a release, given by the relator acting on behalf of the Department of Education to the fullest extent permitted by applicable law, from future Department of Education administrative actions with respect to the covered conduct, and (ii) a provision confirming that the University had fully complied with the OIG subpoena.
Following the August 13, 2010 hearing, on August 17, 2010 the Court filed an order approving a settlement agreement between the University and the relator. In its August 17, 2010 order, the Court approved the inclusion of the administrative release provision in the settlement agreement, but stated that it lacked a basis for making a finding regarding the University’s compliance with the OIG subpoena. As a result, the settlement agreement provides a release to the University, given by the relator acting on behalf of the Department of Education to the fullest extent permitted by law, from future Department of Education administrative actions with respect to the covered conduct for the period from January 1, 2001 to April 28, 2010, although the Department of Education does retain the power it currently possesses to initiate other administrative actions against the University. On August 20, 2010, the Court filed an order dismissing the matter with prejudice pursuant to the settlement. As required by the settlement agreement, the University promptly deposited $5.2 million into an interest-bearing segregated account controlled by the University, for payment to the United States and the relator in accordance with the terms of the settlement agreement, as described above.
On September 16, 2010, the United States filed a notice with the Court that it intends to appeal, before the U.S. Court of Appeals for the Ninth Circuit, the Court’s June 10, 2010 and August 17, 2010 orders overruling the United States’ objections to the settlement and the Courts’ August 20, 2010 order dismissing that matter with prejudice pursuant to the settlement. The United States’ notice of appeal indicates that it intends to appeal in its entirety the Court’s overruling of the settlement objections, including provisions concerning the timing and method of the settlement payment and the length of the release period, as well as the inclusion of the administrative release.
If the Ninth Circuit Court rules in favor of the United States in respect of one or more of its objections, then the parties may agree to strike those provisions and amend the settlement agreement to satisfy such objections. Alternatively, we would have the option to abandon the proposed settlement and continue with our defense of the litigation. In the latter case, we could experience an adverse outcome in the qui tam litigation and be subject to substantial monetary liabilities, fines, and other sanctions, any of which could have a material adverse effect on our business, prospects, financial condition and results of operations.
From time to time, we are subject to ordinary and routine litigation incidental to our business. While the outcomes of these matters are uncertain, management does not expect that the ultimate costs to resolve these matters will have a material adverse effect on our financial position, results of operations or cash flows.
Item 1A. Risk Factors
Other than with respect to the risk factors below, there have been no material changes to the risk factors disclosed in the “Risk Factors” section of our Annual Report on Form 10-K for the year ended December 31, 2009, as updated in our Quarterly Report on Form 10-Q for the quarters ended March 31, 2010 and June 30, 2010.
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
The qui tam lawsuit alleges, among other things, that we violated the False Claims Act by knowingly making false statements, and submitting false records or statements, from at least 2001 to the present, to get false or fraudulent claims paid or approved, and asserts that we improperly compensated certain of our enrollment counselors in violation of the Title IV law governing compensation of such employees, and as a result, improperly received Title IV program funds. The complaint specifically alleges that some of our compensation practices with respect to our enrollment personnel, including providing non-cash awards, have violated the Title IV law governing compensation. While we believe that our compensation policies and practices at issue in the complaint have not been based on success in enrolling students in violation of applicable law, the Department of Education’s regulations and interpretations of the incentive compensation law do not establish clear criteria for compliance in all circumstances and some of our practices, including the provision of non-cash awards, were not within the scope of any explicit “safe harbor” provided in the compensation regulations. The complaint seeks treble the amount of unspecified damages sustained by the federal government in connection with our receipt of Title IV funding, a civil penalty for each violation of the False Claims Act, attorneys’ fees, costs, and interest. We filed a motion to dismiss this case in November 2008, which was denied by the court in February 2009.

Pursuant to the court’s mandatory scheduling order, the University entered into settlement discussions with respect to the qui tam matter with the relator and, in October 2009, reached a settlement in principle with the relator pursuant to which the University agreed to pay $5.2 million to finally resolve the qui tam case and thereby avoid the cost and distraction of a potentially protracted trial. Thus, in the third quarter of 2009, the University accrued $5,200 for the estimated litigation loss. This settlement in principle was conditioned upon obtaining the approval of the U.S. Department of Justice (which has authority to approve settlement of False Claims Act matters) and the Department of Education with respect to the issuance to the University of a full three-year Title IV program participation agreement (the University’s application for which has been pending since March 2008), resolving the OIG investigation, and finalizing the settlement terms that would release the University from other False Claims Act cases based upon the conduct covered by the settlement. Following unsuccessful attempts to conclude a settlement agreement among the University, the relator and the United States, on April 28, 2010, the University and the relator submitted a proposed settlement agreement to the Court for approval. In accordance with a scheduling order set by the Court, the United States filed certain objections to the proposed settlement agreement to which the University and the relator responded. The Court then held a hearing regarding the proposed settlement agreement, and the United States’ objections thereto, on June 10, 2010.
Following the June 10, 2010 hearing, the Court ruled that, notwithstanding the United States’ objections, the Court would not object to the provisions of the settlement agreement proposed by the University and the relator that provide, among other things, (a) that the $5,200 settlement amount would be payable by the University on the earlier of September 1, 2011 or the issuance by the Department of Education to the University of a full three-year Title IV program participation agreement, and (b) that the University would receive a release from future False Claims Act claims (i.e. qui tam actions) with respect to all conduct which is of the same subject matter as the conduct that is at issue in the current qui tam litigation (the “covered conduct”) through April 28, 2010 (the date that the settlement agreement was submitted to the Court). The Court asked for further briefing and a final hearing on August 13, 2010 on the issue of whether the Court had jurisdiction to approve the settlement agreement, over the United States’ objections, if it included (i) within the scope of the release provision, a release, given by the relator acting on behalf of the Department of Education to the fullest extent permitted by applicable law, from future Department of Education administrative actions with respect to the covered conduct, and (ii) a provision confirming that the University had fully complied with the OIG subpoena.
Following the August 13, 2010 hearing, on August 17, 2010 the Court filed an order approving a settlement agreement between the University and the relator. In its August 17, 2010 order, the Court approved the inclusion of the administrative release provision in the settlement agreement, but stated that it lacked a basis for making a finding regarding the University’s compliance with the OIG subpoena. As a result, the settlement agreement provides a release to the University, given by the relator acting on behalf of the Department of Education to the fullest extent permitted by law, from future Department of Education administrative actions with respect to the covered conduct for the period from January 1, 2001 to April 28, 2010, although the Department of Education does retain the power it currently possesses to initiate other administrative actions against the University. On August 20, 2010, the Court filed an order dismissing the matter with prejudice pursuant to the settlement. As required by the settlement agreement, the University promptly deposited $5.2 million into an interest-bearing segregated account controlled by the University, for payment to the United States and the relator in accordance with the terms of the settlement agreement, as described above.
On September 16, 2010, the United States filed a notice with the Court that it intends to appeal, before the U.S. Court of Appeals for the Ninth Circuit, the Court’s June 10, 2010 and August 17, 2010 orders overruling the United States’ objections to the settlement and the Courts’ August 20, 2010 order dismissing that matter with prejudice pursuant to the settlement. The United States’ notice of appeal indicates that it intends to appeal in its entirety the Court’s overruling of the settlement objections, including provisions concerning the timing and method of the settlement payment and the length of the release period, as well as the inclusion of the administrative release.
If the Ninth Circuit Court rules in favor of the United States in respect of one or more of its objections, then the parties may agree to strike those provisions and amend the settlement agreement to satisfy such objections. Alternatively, we would have the option to abandon the proposed settlement and continue with our defense of the litigation. In the latter case, we could experience an adverse outcome in the qui tam litigation and be subject to substantial monetary liabilities, fines, and other sanctions, any of which could have a material adverse effect on our business, prospects, financial condition and results of operations.
The Department of Education is conducting a program review of Grand Canyon University, which may result in the repayment of a substantial amount of Title IV funds and may lead to fines, penalties, or other sanctions, and damage to our reputation in the industry.
In connection with its administration of the Title IV federal student financial aid programs, the Department of Education periodically conducts program reviews at selected schools that receive Title IV funds. In July 2010, the Department of Education initiated a program review of Grand Canyon University covering the 2008-2009 and 2009-2010 award years. As part of this program review, a Department of Education program review team conducted a site visit on our campus and reviewed, and in some cases requested further information regarding, our records, practices and policies relating to, among other things, financial aid, enrollment, enrollment counselor compensation, program eligibility and other Title IV compliance matters. Upon the conclusion of the site visit, we were informed by the program review team that it would (i) conduct further review of our documents and records offsite, (ii) upon completion of such review, schedule a formal exit interview to be followed by a preliminary program review report in which any preliminary findings of non-compliance would be presented, and (iii) conclude the review by issuance of a final determination letter. The program review team has not yet scheduled a formal exit interview with us. Accordingly, at this point, the program review remains open and we intend to continue to cooperate with the review team until the program review is completed.
While we have not yet received notification of the timing of our exit interview or the Department of Education’s preliminary program review report or final determination letter, as a result of concerns first raised by a member of the program review team at the conclusion of the site visit and subsequently stated in an affidavit by such member filed in connection with an August 13, 2010 hearing in our qui tam case, we are aware that the program review team has two preliminary findings of concern. The first issue is whether a compensation policy in use during part of the period under review improperly rewarded some enrollment counselors based on success in enrolling students in violation of applicable law. As we have previously disclosed in the context of our ongoing qui tam action, while we believe that our compensation policies and practices are not based on success in enrolling students in violation of applicable law, the Department of Education’s regulations and interpretations of the incentive compensation law do not establish clear criteria for compliance in all circumstances and some of our practices in prior years were not within the scope of any specific “safe harbor” provided in the compensation regulations.
The second issue is whether, during the award years under review, certain programs offered within our College of Liberal Arts provided students with training to prepare them for gainful employment in a recognized occupation. This “gainful employment” standard has been a requirement for Title IV eligibility for programs offered at proprietary institutions of higher education such as Grand Canyon University although, pursuant to legislation passed in 2008 and effective as of July 1, 2010, this requirement no longer applies to designated liberal arts programs offered by us and certain other institutions that have held accreditation by a regional accrediting agency since a date on or before October 1, 2007 (we have held a regional accreditation since 1968). Subsequent to the filing of the affidavit by the program review team member expressing this preliminary finding, the program review team submitted a written request to the University in which the program review team stated the view that, prior to July 1, 2010, traditional liberal arts programs were not considered as being eligible under Title IV but then requested additional information from the University that would help the Department of Education determine whether the programs offered within the University’s College of Liberal Arts were eligible under Title IV because they did provide training to prepare students for gainful employment in a recognized occupation. While the University was not informed as to which specific programs offered within the University’s College of Liberal Arts the program review team believes may be ineligible, in August 2010 the University provided the Department of Education with the requested information which the University believes will demonstrate that the programs offered within the University’s College of Liberal Arts met this requirement. The University has received no further communications from the Department of Education regarding the program review.

Our policies and procedures are planned and implemented to comply with the applicable standards and regulations under Title IV. If and to the extent the Department of Education’s final determination letter identifies any compliance issues, we are committed to resolving such issues and ensuring that Grand Canyon University operates in compliance with all Department of Education requirements. Program reviews may remain unresolved for months or years with little or no communication from the Department of Education, and may involve multiple exchanges of information following the site visit. We cannot presently predict whether or if further information requests will be made, when the exit interview will take place, when the preliminary program review report or final determination letter will be issued, or when the program review will be closed. If the Department of Education were to make significant findings of non-compliance in the final program review determination letter, including any finding related to the two issues discussed above, then, after exhausting any administrative appeals available to us, we could be required to pay a fine, return Title IV monies previously received, or be subjected to other administrative sanctions, any of which outcomes could damage our reputation in the industry and have a material adverse effect on our business, results of operations, cash flows and financial position.
Pending rulemaking by the U.S. Department of Education could result in regulatory changes that materially and adversely affect our business.
In November 2009, the Department of Education convened a new negotiated rulemaking team related to Title IV program integrity issues. This team, which included representatives of the various higher education constituencies, was unable to reach consensus on the form of all of the rules addressed by that team. Accordingly, under the negotiated rulemaking protocol, the Department of Education became free to propose rules without regard to the tentative agreement reached regarding certain of the rules.
The negotiated rulemaking committees addressed 14 “program integrity” issues, many of which are relevant to the University. The most significant proposals for our business were the following:
•	A proposal to modify the standards relating to the payment of incentive compensation to employees involved in student recruitment and enrollment;
•	A proposal to modify the standards relating to misrepresentations by employees and third parties on behalf of institutions;
•	A proposal to modify state authorization of online programs; and
•	A proposal to adopt a definition of “gainful employment” for purposes of the requirement placed on proprietary schools that participate in Title IV student financial aid programs that a program of study prepare students for gainful employment in a recognized occupation.
Incentive compensation rule. An institution that participates in the Title IV programs may not provide any commission, bonus, or other incentive payment based directly or indirectly on success in securing enrollments or financial aid to any person or entity engaged in any student recruitment, admissions, or financial aid awarding activity. Under current Department of Education regulations, there are 12 “safe harbors” that describe payments and arrangements that do not violate the incentive compensation rule. The Department of Education’s regulations make clear that the safe harbors are not a complete list of permissible practices under this law. For example, one of these safe harbors permits adjustments to fixed salary for enrollment personnel provided that such adjustments are not made more than twice during any twelve month period, and that any adjustment is not based solely on the number of students recruited, admitted, enrolled, or awarded financial aid, but the regulations do not address other practices, such as the provision of non-cash awards to enrollment personnel. The restrictions of the incentive compensation rule also extend to any third-party companies that an educational institution contracts with for student recruitment, admissions, or financial aid awarding services. Historically, we have relied on several of these safe harbors to ensure that our compensation and recruitment practices comply with the applicable requirements.
On June 18, 2010, the Department of Education issued a Notice of Proposed Rulemaking (“NPRM”) in respect of the incentive compensation rule and other program integrity issues, other than the metrics for determining compliance with the gainful employment requirement, with a 45 day public comment period. This comment period has concluded and the final rules on these topics were published on October 29, 2010 (the “Final Rules”) and will, largely, become effective on July 1, 2011. In the final rules relating to incentive compensation, the 12 safe harbors were eliminated as the Department of Education took the position that any commission, bonus or other incentive payment based in any part, directly or indirectly, on securing enrollments or awarding financial aid is inconsistent with the incentive payment prohibition in the Higher Education Act. The Department of Education contends that institutions do not need to rely on safe harbors to protect compensation that complies with the Higher Education Act, and that institutions can readily determine if a payment or compensation is permissible under the Higher Education Act by analyzing (1) whether it is a commission, bonus or other incentive payment, defined as an award of a sum of money or something of value (other than a fixed salary or wages), paid to or given to a person or entity for services rendered, and (2) whether the commission, bonus or other incentive payment is provided to any person based in any part, directly or indirectly, upon success in securing enrollments or the award of financial aid, which are defined as activities engaged in for the purpose of the admission or matriculation of students for any period of time or the award of financial aid.
The Department of Education maintains that an institution can still make merit-based adjustments to employee compensation, provided that such adjustments are not based in any part, directly or indirectly, upon success in securing enrollments or the award of financial aid. Accordingly, among other things, the Department of Education states that (1) an institution may maintain a hierarchy of recruitment personnel with different levels of responsibility, with salary scales that reflect an added amount of responsibility, (2) an institution may promote or demote recruitment personnel based on merit, and (3) an institution may make a compensation decision based on seniority or length of employment, provided that in each case compensation decisions are consistent with the Higher Education Act’s prohibition on incentive compensation.
The Final Rules further clarify that this prohibition may extend to individuals holding a managerial position at any level of the company, to the extent that a particular individual has responsibility for recruitment or admission of students, or makes decisions about awarding Title IV program funds. The Department of Education states that an institution still would be able to make merit-based adjustments to employee compensation, but would not be permitted to consider nor base compensation directly or indirectly, in any part, on factors such as an employee’s success in securing student enrollments, the award of financial aid or institutional goals based on that success.
We believe these changes may increase the uncertainty about what constitutes incentive compensation and which employees are covered by the regulation, and may require us and other schools to change some of our compensation practices for enrollment counselors and other employees, as well as certain third parties whom we pay for Internet-based services related to lead generation and marketing and whose activities are also subject to the incentive compensation rules. This could adversely affect our ability to compensate our enrollment counselors, other employees, and third parties in a manner that appropriately reflects their relative merit, which in turn could reduce their effectiveness and make it more difficult to attract and retain staff with the desired talent and motivation to succeed at Grand Canyon University. This could also increase marketing costs, decrease quality of leads provided, decrease efficiency and reduce revenues if we are unable to maintain or increase the rate of student enrollment. In addition, a lack of certainty could increase the risk of future Federal False Claims Act qui tam lawsuits in which private plaintiffs assert that our compensation practices violate the incentive compensation rules and, therefore, that our receipt of Title IV funds constitutes a submission to the government of a false claim for payment.
Misrepresentation. The Final Rules also strengthened the Department of Education’s authority to sanction institutions for misrepresentations made by employees and certain third parties with which such institutions maintain service agreements (such as for the provision of educational programs or marketing, advertising, recruiting or admissions services). Considering the breadth of this prohibition, it is possible that, despite our efforts to prevent such misrepresentations, our employees or service providers may make statements that could be construed as misrepresentations. As a result, we may face complaints from students, prospective students and employees over statements made by us and our agents throughout the enrollment, admissions and financial aid process, as well as throughout attendance at the University, which would expose us to increased risk of litigation and enforcement action and applicable sanctions or other penalties up to and including termination of Title IV eligibility.

State Authorization. States have the authority to assert jurisdiction, to the extent they so choose, over educational institutions offering online degree programs in a state but that otherwise have no physical location or other presence in that state. The Final Rules include a provision that requires online providers to meet any such state requirements and, thus, the Department of Education would seem to have authority, in addition to that of the states, to enforce applicable state law requirements. It is unclear how this rule will be enforced and what impact it will have on us. In addition to Arizona, we have determined that our activities in certain states constitute a presence requiring licensure or authorization under the requirements of the state education agency in those states, which we have obtained, while in other states we have determined that we are exempt under applicable state law from licensure or authorization requirements due to our regional accreditation or for other reasons. In still other states, we have obtained approvals to operate as we have determined necessary in connection with our marketing and recruiting activities. Although we have a process for evaluating the compliance of our online educational programs with state requirements regarding distance and correspondence learning, and have experienced no significant restrictions on our educational activities to date as a result of such requirements, state regulatory requirements for online education vary among the states, are not well developed in many states, are imprecise or unclear in some states and are subject to change. Moreover, it is also unclear whether and to what extent state agencies may augment or change their regulations in this area as a result of these new Department of Education regulations and increased scrutiny. If we fail to comply with licensing or authorization requirements for a particular state, or fail to obtain licenses or authorizations when required, we could lose our licensure or authorization from that state or be subject to other sanctions, including restrictions on our activities in that state, and fines and penalties, including Department of Education sanctions. The loss of licensure or authorization in a state other than Arizona could prohibit us from recruiting prospective students or offering educational services to current students in that state, which could significantly reduce our enrollments.
There remain many unresolved issues related to the Final Rules. Also, as the rules have only recently been published, we are still analyzing the Final Rules to determine their full impact on the University.
Proposed gainful employment rule. Under the Higher Education Act, proprietary schools are eligible to participate in Title IV programs only to the extent that their educational programs lead to “gainful employment in a recognized occupation,” with the limited exception of qualified programs leading to a bachelor’s degree in liberal arts. Historically, this concept has not been defined in detail. On July 26, 2010, the Department of Education issued an NPRM in respect of the proposed gainful employment requirement, also with a 45 day comment period. The proposed definition of gainful employment in the NPRM would take into consideration whether former students are repaying their federal student loans and the relationship between total student loan debt and average earnings after completing a postsecondary program. As proposed in the NPRM, the final rule, which was originally expected to be finalized and published by November 1, 2011, would divide individual educational programs into three groups based on the proposed metrics:
•	Programs with at least 45% of their former students paying down the principal on their federal loans, or with graduates having a debt-to-earnings ratio of less than 20% of discretionary income or 8% of total income, would be deemed fully eligible for Title IV funding. These programs would be required to disclose both their repayment rates and debt-to-earnings ratios unless they pass both of the preceding tests.
•	Programs with less than 35% of their former students paying down the principal on their federal loans, and with graduates having a debt-to-earnings ratio above 30% of discretionary income and 12% of total income, would be deemed ineligible for Title IV funding. Such programs would have lost Title IV eligibility as of July 1, 2012, although institutions would have been required to warn students in the programs about the high debt-to-earnings ratio effective July 1, 2011. In order to mitigate against large and immediate displacements of students as of the July 1, 2012 deadline, the Department of Education further proposed that no more than 5% of a single institution’s programs would be declared ineligible as of that date, with the lowest-performing programs immediately losing eligibility and the remaining non-compliant programs losing eligibility one year later.
•	Programs that are not fully eligible or ineligible under the above standards would be restricted programs and subject to limits on enrollment growth. Such institutions also would be required to demonstrate employer support for the program and warn consumers and current students of high debt levels.
Due to the unprecedented volume of comments received to the gainful employment NPRM, on September 24, 2010, the Department of Education announced that it would delay issuing final rules regarding the gainful employment standard until early 2011 in order to give interested parties more time to clarify their comments and respond to questions from Department of Education officials. On October 29, 2010, however, as part of the Final Rules the Department of Education issued final regulations associated with the approval of new programs. These rules, which were originally proposed as part of the gainful employment NPRM, will go into effect on July 1, 2011. Although the final rules relaxed the program approval standard originally proposed in the NPRM, the rules still impose various new requirements on, and could adversely affect, our ability to add new academic programs. In addition, the Department of Education has published no definite standards by which schools can determine the likelihood that any program will be approved. As such, we believe this rule adds uncertainty regarding new program approval, which could adversely affect our ability to respond to emerging employment trends and add programs that are responsive to those trends, which in turn could decrease our attractiveness to certain students. In addition, a lack of certainty could increase the risk of future Federal False Claims Act qui tam lawsuits in which private plaintiffs assert that students improperly received Title IV aid while attending a program that has not been approved. These rules have only recently been published and we are still analyzing these final regulations to determine their full impact on the University.
While there remain many open questions and interpretive issues with respect to this gainful employment NPRM, including when it will go into effect and questions as to the availability of, and the ability of education companies to obtain, the information needed to calculate the applicable metrics, if this regulation is adopted in a form similar to the Department of Education’s proposal in the NPRM, it could render some of our programs ineligible for Title IV funding if we do not meet the test to be considered “fully eligible.” In addition, the continuing eligibility of our educational programs for Title IV funding would be at risk due to factors beyond our control, such as changes in the income level of persons employed in specific occupations or sectors, increases in interest rates, changes in student mix to persons requiring higher amounts of student loans to complete their programs, changes in student loan delinquency rates and other factors. If a particular program ceased to be eligible for Title IV funding, in most cases it would not be practical to continue offering that course under our current business model. Regulations in the form proposed in the NPRM could result in a significant realignment of the types of educational programs that are offered by us and by proprietary institutions in general, in order to comply with the rules or to avoid the uncertainty associated with compliance over time. Furthermore, we may be required for certain programs to warn consumers and current students of high debt levels and provide the most recent debt measures for the program. Such changes in our business practices could reduce our enrollment, perhaps materially, which could have a material adverse effect on our business, prospects, financial condition and results of operations and could adversely affect our stock price.
Additional Final Rules. In addition to the program integrity issues specifically addressed above, the Final Rules issued by Department of Education on October 29, 2010 include provisions regarding the definition of a credit hour; the types of statements by an institution or parties related to an institution that constitute prohibited misrepresentation; written agreements between institutions, particularly institutions under common ownership or control; the administration of ability-to-benefit examinations; requirements regarding an institution’s return of Title IV program funds; and certain other issues pertaining to a student’s eligibility to receive Title IV program funds. We are in the process of reviewing all of the Final Rules. We cannot predict how the recently released or any other resulting regulations will be interpreted, and therefore whether we will be able to comply with these requirements by the effective date. Compliance with the Final Rules, which in most cases become effective on July 1, 2011, and insufficient time or lack of sufficient guidance for compliance, could have a material adverse effect on our business. Uncertainty surrounding the application of the Final Rules, interpretive regulations, and guidance from Department of Education may continue for some period of time and could reduce our enrollment, increase our cost of doing business, and have a material adverse effect on our business, financial condition, results of operations and cash flows.

Increased disclosure and recordkeeping requirements could result in lower enrollment or growth rates in a manner than materially and adversely affects our business.
The Final Rules also require that, for each program leading to “gainful employment” in a recognized occupation, institutions must provide prospective students with information concerning the occupation that the program prepares students to enter; the program’s on-time graduation rate; the tuition and fees it charges a student for completing the program within normal time, along with the costs of books, supplies, room, and board; the placement rate for students completing the program, and the median loan debt incurred by students who completed the program. Institutions must also provide the Department of Education with information that will allow determination of student debt levels and incomes after program completion. It is unclear at this time the level of administrative burden, increased costs, or effect on growth and enrollments that may result from the new reporting and disclosure requirements.
The U.S. Congress has recently commenced an examination of the for-profit education sector that could result in legislation or further U.S. Department of Education rulemaking restricting Title IV program participation by proprietary schools in a manner that materially and adversely affects our business.
In recent months, there has been increased focus by the U.S. Congress on the role that for-profit educational institutions play in higher education. On June 17, 2010, the Education and Labor Committee of the U.S. House of Representatives held a hearing to examine the manner in which accrediting agencies review higher education institutions’ policies on credit hours and program length. On June 24, 2010, the Health, Education, Labor and Pensions (“HELP”) Committee of the U.S. Senate released a report entitled, “Emerging Risk?: An Overview of Growth, Spending, Student Debt and Unanswered Questions in For-Profit Higher Education” and held the first in a series of hearings to examine the proprietary education sector. Earlier, on June 21, 2010, the Chairmen of each of these education committees, together with other members of Congress, requested the Government Accountability Office (“GAO”) to conduct a review and prepare a report with recommendations regarding various aspects of the proprietary sector, including recruitment practices, educational quality, student outcomes, the sufficiency of integrity safeguards against waste, fraud and abuse in federal student aid programs and the degree to which proprietary institutions’ revenue is composed of Title IV and other federal funding sources. On August 4, 2010, the HELP Committee held a second hearing to examine student recruitment practices at for-profit colleges. At this hearing, the GAO presented a report detailing the results of an investigation into sales and marketing practices in the for-profit education industry, which found that certain schools named in the report had engaged in fraudulent, deceptive or otherwise questionable practices in the area of student recruitment. On September 30, 2010, the HELP Committee held a third hearing to examine the debt levels incurred by, and drop-out rates of, students attending for-profit colleges. Additional hearings may take place in November and December 2010. These hearings and the GAO investigation are not formally related to the Department of Education’s program integrity rulemaking process described above. However, the outcome of the hearings and the GAO investigation could impact the substance of the rulemaking process. In connection with the August 4, 2010 hearing, the Chairman of the HELP Committee announced the HELP Committee’s plans to send requests to approximately 30 for-profit colleges, including all of the publicly-traded companies that operate for-profit colleges, seeking information about such matters as graduation and loan default rates, as well as internal recruiting documents and details about the use of third-party companies, such as lead generators, in the recruiting process. On August 6, 2010, we received one of these requests for information from the HELP Committee. The request sought information concerning how we use federal resources, including how we recruit and enroll students, set program price or tuition, determine financial aid including private or institutional loans, track attendance, handle withdrawals of students and return of Title IV dollars and manage compliance with the requirement that no more than 90% of revenues come from Title IV dollars. The request also sought an understanding of the number of students who complete or graduate from programs we offer, how many of those students find new work in their educational area, the debt levels of students enrolling and completing programs and how we track and manage the number of students who risk default within the cohort default rate window. In furtherance of this, the HELP Committee requested that we provide information about a broad spectrum of our business, including detailed information relating to financial results, management, operations, personnel, recruiting, enrollment, graduation, student withdrawals, receipt of Title IV funds, institutional accreditation, regulatory compliance and other matters. We complied with the HELP Committee’s request and believe that we have completed the document production necessary to satisfy the request.
We cannot predict the extent to which, or whether, these hearings and review will result in additional legislation, further rulemaking or other administrative actions affecting our participation in Title IV programs. To the extent that any laws or regulations are adopted, or other administrative actions are taken, that limit our participation in Title IV programs or the amount of student financial aid for which the students at our institutions are eligible, our enrollments, revenues and results of operation could be materially and adversely affected.
Proposed legislation, additional rulemaking or additional examinations from US Congress may impact general public perception of the industry in a negative manner resulting in a material and adverse impact on our business.
Criticisms of the overall student lending and postsecondary education sectors may impact general public perceptions of educational institutions, including us, in a negative manner. Adverse media coverage regarding other educational institutions or regarding us directly could damage our reputation. The environment surrounding access to and the costs of student loans remains in a state of flux. The uncertainty surrounding these issues, and any resolution of these issues that increases loan costs or reduces students’ access to Title IV loans or to student extended payment plans such as the ones we make available to our students, could reduce student demand for our programs, adversely impact our revenues and operating profit or result in increased regulatory scrutiny.
Conversion to Borrower Based, Non-Term Financial Aid System may result in lower enrollments in a manner that materially and adversely affects our business.
A significant portion of our net revenue is derived from tuition financed by the Title IV programs. Federal regulations dictate the timing of disbursements under the Title IV programs. In April 2010, we began transitioning our online and professional studies students from a “term-based” financial aid system (where all students, including online students, begin programs and are eligible to receive financial aid at periodic start dates pursuant to a calendar-based term system) to a “borrower-based, non-term” or “BBAY” financial aid system (where each student may begin a program and be eligible to receive financial aid at any time throughout the year). We believe BBAY provides greater ease and flexibility for our students by providing for rolling and flexible start dates. It also assists in ensuring that students do not over borrow in the early years of a program, which could result in aggregate loan limits being exceeded prior to graduation. The move to BBAY may significantly reduce the amount of living expenses a student is eligible to receive. Therefore, we believe that the conversion to BBAY, although positive for the student in many respects, has caused some of our existing students to leave the University and some potential new students to look for educational opportunities elsewhere.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Recent Sales of Unregistered Securities
None.
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
On August 16, 2010, our Board of Directors adopted a stock repurchase program, pursuant to which we are authorized to repurchase up to $25.0 million of shares of common stock, from time to time, depending on market conditions and other considerations. The expiration date on the repurchase authorization is September 30, 2011 and repurchases occur at our discretion. Repurchases may be made in the open market or in privately negotiated transactions, pursuant to the applicable Securities and Exchange Commission rules. The amount and timing of future share repurchases, if any, will be made as market and business conditions warrant. During the quarter ended September 30, 2010, we purchased 50,000 shares of common stock at an aggregate cost of $781,000 and for an average price of $15.62 per share. At September 30, 2010, there remains $24.2 million available under our current share repurchase authorization.

The following table sets forth our share repurchases of common stock during each period in the third quarter of fiscal 2010:

			Total Number of Shares	Maximum Dollar Value
			Purchased as Part of	of Shares That May Yet
	Total Number of	Average Price	Publicly Announced	Be Purchased Under that
Period	Shares Purchased	Paid Per Share	Programs	Programs
July 1, 2010 - July 31, 2010	—		—	$25,000,000
August 1, 2010 - August 31, 2010	50,000		50,000	$24,219,000
September 1, 2010 - September 30, 2010	—		—	$24,219,000

Total	50,000		50,000	$24,219,000

Item 3. Defaults Upon Senior Securities
None.
Item 4. Reserved
Item 5. Other Information
None.
Item 6. Exhibits
(a) Exhibits

Number	Description	Method of Filing
3.1	Amended and Restated Certificate of Incorporation.	Incorporated by reference to Exhibit 3.1 to Amendment No. 6 to the University’s Registration Statement on Form S-1 filed with the SEC on November 12, 2008.

3.2	Second Amended and Restated Bylaws.	Incorporated by reference to Exhibit 3.1 to the University’s Current Report on Form 8-K filed with the SEC on August 2, 2010.

4.1	Specimen of Stock Certificate.	Incorporated by reference to Exhibit 4.1 to Amendment No. 2 to the University’s Registration Statement on Form S-1 filed with the SEC on September 29, 2008.

4.2	Amended and Restated Investor Rights Agreement, dated September 17, 2008, by and among Grand Canyon Education, Inc. and the other parties named therein.	Incorporated by reference to Exhibit 4.2 to Amendment No. 2 to the University’s Registration Statement on Form S-1 filed with the SEC on September 29, 2008.

31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. †	Filed herewith.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. †	Filed herewith.

†	This certification is being furnished solely to accompany this report pursuant to 18 U.S.C. Section 1350, and is not being filed for purposes of Section 18 of the Exchange Act, and is not to be incorporated by reference into any filings of the University, whether made before or after the date hereof, regardless of any general incorporation language in such filing.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GRAND CANYON EDUCATION, INC.
Date: November 9, 2010	By:	/s/ Daniel E. Bachus
Daniel E. Bachus
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

EXHIBIT INDEX

Number	Description	Method of Filing
3.1	Amended and Restated Certificate of Incorporation.	Incorporated by reference to Exhibit 3.1 to Amendment No. 6 to the University’s Registration Statement on Form S-1 filed with the SEC on November 12, 2008.

3.2	Second Amended and Restated Bylaws.	Incorporated by reference to Exhibit 3.1 to the University’s Current Report on Form 8-K filed with the SEC on August 2, 2010.

4.1	Specimen of Stock Certificate.	Incorporated by reference to Exhibit 4.1 to Amendment No. 2 to the University’s Registration Statement on Form S-1 filed with the SEC on September 29, 2008.

4.2	Amended and Restated Investor Rights Agreement, dated September 17, 2008, by and among Grand Canyon Education, Inc. and the other parties named therein.	Incorporated by reference to Exhibit 4.2 to Amendment No. 2 to the University’s Registration Statement on Form S-1 filed with the SEC on September 29, 2008.

31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. †	Filed herewith.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. †	Filed herewith.

†	This certification is being furnished solely to accompany this report pursuant to 18 U.S.C. Section 1350, and is not being filed for purposes of Section 18 of the Exchange Act, and is not to be incorporated by reference into any filings of the University, whether made before or after the date hereof, regardless of any general incorporation language in such filing.