Form 10-K
period 2010-12-31
Grand Canyon Education, Inc.
filed 2011-02-22
CIK 1434588

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended: December 31, 2010
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

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act). Yes ☐ No ☑
The total number of shares of common stock outstanding as of February 4, 2011, was 45,761,504.
As of June 30, 2010, the last business day of the registrant’s most recently completed second fiscal quarter, the registrant’s common stock was listed on the NASDAQ Global Market. As of June 30, 2010, the aggregate market value of the registrant’s common stock held by nonaffiliates was approximately $743.1 million.
DOCUMENTS INCORPORATED BY REFERENCE
Certain portions of the registrant’s Definitive Proxy Statement for its 2011 Annual Meeting of Stockholders (which is expected to be filed with the Commission within 120 days after the end of the registrant’s 2010 fiscal year) are incorporated by reference into Part III of this Report.

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
Overview
We are a regionally accredited provider of postsecondary education services focused on offering graduate and undergraduate degree programs in our core disciplines of education, business, healthcare, and liberal arts. We offer programs online as well as ground programs at our approximately 100 acre traditional campus in Phoenix, Arizona and onsite at the facilities of employers. We are committed to providing an academically rigorous educational experience with a focus on career-oriented programs that meet the objectives of our students. We utilize an integrated, innovative approach to marketing, recruiting, and retaining students, which has enabled us to increase enrollment from approximately 3,000 students at the end of 2003 to approximately 41,500 students at December 31, 2010. At December 31, 2010, 91.0% of our students were enrolled in our online programs, and of those students, 45.5% were pursuing master’s or doctoral degrees.
We primarily focus on recruiting and educating working adults, whom we define as students age 25 or older who are pursuing a degree while employed. As of December 31, 2010, approximately 92.2% of our online students were age 25 or older. We believe that working adults are attracted to the convenience and flexibility of our online programs because they can study and interact with faculty and classmates during times that suit their schedules. We also believe that working adults represent an attractive student population because they are better able to finance their education, more readily recognize the benefits of a postsecondary degree, and have higher persistence and completion rates than students generally.
We have experienced significant growth in enrollment, net revenue, and operating income over the last several years. Our enrollment at December 31, 2010 was approximately 41,500, representing an increase of approximately 10.0% over our enrollment at December 31, 2009. Our net revenue and operating income for the year ended December 31, 2010 were $385.8 million and $73.5 million, respectively, representing increases of 47.3% and 57.9%, respectively, over the year ended December 31, 2009. Our net revenue and operating income for the year ended December 31, 2009 were $261.9 million and $46.6 million, respectively, representing increases of 62.4% and 264%, respectively, over the year ended December 31, 2008. We seek to achieve continued growth in a manner that reinforces our reputation for providing academically rigorous, career-oriented educational programs that advance the careers of our students. As part of our efforts to ensure that our students graduate with the knowledge, competencies, and skills that will enable them to succeed following graduation, we have an Office of Assessment to monitor student and faculty performance and improve student satisfaction.
We have been regionally accredited by the Higher Learning Commission of the North Central Association of Colleges and Schools and its predecessor since 1968, and we were reaccredited in 2007 for the maximum term of ten years. We are regulated by the Department of Education as a result of our participation in the federal student financial aid programs authorized by Title IV of the Higher Education Act (hereafter, Title IV), and, at the state level, we are licensed to operate and offer our programs by the Arizona State Board for Private Postsecondary Education and the Arizona Department of Education for Institutional Recommendation Programs. In addition, we have specialized accreditations for certain programs from the Association of Collegiate Business Schools and Programs, the Commission on Collegiate Nursing Education, and the Commission on Accreditation of Athletic Training Education. We believe that our institution-wide state authorization and regional accreditation, together with these specialized accreditations, reflect the quality of our programs, enhance their marketability, and improve the employability of our graduates.
We believe that our online capabilities, combined with our 60-year heritage as a traditional campus-based university, differentiate us in the for-profit postsecondary market and enhance the reputation of our degree programs among students and employers. Our online students benefit from our flexible, interactive online platform, which we believe offers a highly effective delivery medium for our programs, yet are enrolled in a university with a traditional campus, faculty, facilities, and athletic programs. We require our online faculty to undergo training in the delivery of online programs before teaching their initial course, while our full-time ground faculty and select online faculty help maintain the consistency and quality of our online programs by supervising and conducting peer reviews of our online faculty, and participating as subject matter experts in the development of our online curricula. Our campus also offers our ground students, faculty and staff an opportunity to participate in a traditional college experience.

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
Since February 2004, we have enhanced our senior management team, expanded our online platform and programs, initiated an infrastructure and technology improvement plan and launched a marketing and branding effort to further differentiate us in the markets in which we operate and support our continued growth. We have also made investments to enhance our student and technology support services and added additional infrastructure including an additional dormitory and classroom building, a recreation center and an arena to support our growing traditional on-campus student population. We believe these investments, combined with our management expertise, provide a platform that will support continued enrollment and revenue growth. We have also maintained our non-denominational Christian identity, with many of our undergraduate programs including Christian study requirements.
Our Approach to Academic Quality
Some of the key elements that we focus on to promote a high level of academic quality include:
•	Academically rigorous, career oriented curricula. We create academically rigorous curricula that are designed to enable all students to gain the foundational knowledge, professional competencies, and demonstrable skills required to be successful in their chosen fields. Our curriculum is designed and delivered by faculty that are committed to delivering a high quality, rigorous education. We design our curricula to address specific career-oriented objectives that we believe working adult students in the disciplines we serve are seeking. Through this combination, we believe that we produce graduates that can compete and become leaders in their chosen fields.
•	Qualified faculty. We demonstrate our commitment to high quality education by hiring qualified faculty with relevant practical experience. Substantially all of our current faculty members hold at least a master’s degree in their respective field and 30% of our faculty members hold a doctoral degree. Faculty members are able to integrate relevant, practical experiences from their professional careers into the courses they teach. We invest in the professional development of our faculty members by providing training in traditional and online teaching techniques, hosting events and discussion forums that foster sharing of best practices, and continually assessing teaching effectiveness through assessment, peer reviews, and student evaluations.
•	Standardized course design. We employ a standardized curriculum development process to ensure a consistent learning experience with frequent faculty-student interaction in our courses. We thereafter continuously review our programs in an effort to ensure that they remain consistent, up-to-date, and effective in producing the desired learning outcomes. We also regularly review student surveys to identify opportunities for course modifications and upgrades.

•	Effective student services. We establish teams comprised of enrollment, academic and finance personnel that act as the primary support contact point for each of our students, beginning at the application stage and continuing through graduation. In recent years, we have also concentrated on improving the technology used to support student learning, including enhancing our online learning platform and further improving student services through the implementation of online interfaces. As a result, many of our support services, including academic, administrative, library, and career services, are accessible online, generally allowing users to access these services at a time and in a manner that is generally convenient to them.
•	Continual academic oversight. We have centralized the assessment functions for all of our programs through our Office of Assessment, which continuously evaluates the desired learning outcomes for each of our programs. We continuously assess outcomes data to determine whether our students graduate with the knowledge, competencies, and skills that are necessary to succeed in the workplace. The Office of Assessment also initiates and manages periodic examinations of our curricula by internal and external reviewers to evaluate and verify program quality and workplace applicability. Based on these processes and student feedback, we determine whether to modify or discontinue programs that do not meet our standards or market needs, or to create new programs. The Office of Assessment also oversees assessment of mission-based competencies.
We also offer the following features in an effort to enrich the academic experience of current and prospective students:
•	Flexibility in program delivery. We also seek to meet market demands by providing students with the flexibility to take courses exclusively online or to combine online coursework with various campus and onsite options. For example, based on market demand, particularly in connection with our nursing programs, we have established satellite locations at multiple hospitals that allow nursing students to take clinical courses onsite while completing other course work online. We have established similar onsite arrangements with other major employers, including schools and school districts through which students can pursue student teaching opportunities. This flexibility raises our profile among employers, encourages students to take and complete courses and eliminates inconveniences that tend to lessen student persistence.
•	Small class size. At December 31, 2010, over 98.0% of our online classes had 25 or fewer students. These class sizes provide each student with the opportunity to interact directly with course faculty and to receive individualized feedback and attention while also affording our faculty with the opportunity to engage proactively with a manageable number of students. We believe this interaction enhances the academic quality of our programs by promoting opportunities for students to participate actively and thus build the requisite knowledge, competencies, and skills.

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

College of Education
•    The Arizona State Board of Education approves our College of Education to offer Institutional Recommendations for the certification of elementary, secondary, and special education teachers (B.S./M.Ed.) and school principals (M.Ed.).
2010 – 2013 (teacher) 2010-2012 (principal)

Ken Blanchard College of Business
•    The Association of Collegiate Business Schools and Programs accredits our Executive Master of Business Administration degree program, Master of Business Administration degree program, and our Bachelor of Science degree programs in Accounting, Business Administration, Marketing, Finance and Economics, and Entrepreneurial Studies.
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
Curricula
We offer the degrees of Doctorate of Education, Doctor of Business Administration, Doctor of Philosophy in General Psychology, Master of Arts, Master of Education, Master of Business Administration, Executive MBA, Master of Public Health, Master of Science, Bachelor of Arts, and Bachelor of Science and a variety of programs leading to each of these degrees. Many of our degree programs also offer the opportunity to obtain one or more emphases. We require students to take a minimum of three designated courses to achieve a given emphasis. We also offer certificate programs, which consist of a series of courses focused on a particular area of study, for students who seek to enhance their skills and knowledge.
We offer our academic programs through our six distinct colleges:
•	the College of Doctoral Studies, which utilizes innovative technology, collaboration, and learning communities to develop expert practitioners and researchers who can become leaders in the disciplines and communities they serve;
•	the College of Education, which has a 60-year history as one of Arizona’s leading teacher’s colleges and consistently graduates teachers who meet or exceed state averages on the Arizona Educator Proficiency Assessment exams;
•	the Ken Blanchard College of Business, which has a well-known brand among our target student population, an advisory board that includes nationally recognized business leaders, and a reputation for offering career-oriented degree programs, including an Executive MBA and programs in leadership, business, and entrepreneurship;

•	the College of Nursing and Health Sciences, which has a strong reputation within the Arizona healthcare community and is the second largest nursing program in Arizona;
•	the College of Liberal Arts, which develops and provides many of the general education course requirements in our other colleges and also serves as one of the vehicles through which we offer programs in additional targeted disciplines; and
•	the College of Fine Arts and Production, which was reintroduced in 2010 and which continues the long and highly regarded tradition that the University has in the Fine Arts.
We license the right to utilize the name of Ken Blanchard in connection with our business school and Executive MBA Programs.
Under the overall leadership of our senior academic affairs personnel and the deans of the individual colleges, each of the colleges organizes its academic programs through various departments and schools. At December 31, 2010, we offered 107 academic degree program and emphasis combinations, as follows:

College of Doctoral Studies
Degree Program	Emphasis
Doctor of Education	• Organizational Leadership — Organizational Development
• Organizational Leadership — Higher Education Leadership
• Organizational Leadership — Effective Schools
• Organizational Leadership — Behavioral Health
• Organizational Leadership — Instructional Leadership

College of Education		Ken Blanchard College of Business
Degree Program	Emphasis	Degree Program	Emphasis
Master of Arts	• Teaching — Professional Learning Communities	Ken Blanchard Executive MBA
• Teaching — Teaching Leadership

Master of Education	• Education Administration — Institutional Recommendation (“IR”)	Master of Business Administration	• Accounting • Corporate
	• Educational Leadership — Non-IR		• Finance
• Health Systems Management
	• Elementary Education — IR		• Marketing
	• Elementary Education — Non-IR		• Leadership
	• Curriculum and Instruction: Reading— Elementary		• Strategic Human Resources Management
	• Curriculum and Instruction: Reading — Secondary	Master of Public Administration	• Government and Policy
	• Curriculum and Instruction: Technology		• Health Care Management
• Secondary Education — IR
	• Secondary Education — Non-IR	Master of Science	• Leadership
	• Special Education for Certified Special Educators		• Leadership — Disaster Preparedness & Executive Fire Leadership
• Teaching English to Speakers of Other Languages
• Special Education — IR
	• Special Education — Non-IR	Bachelor of Science	• Accounting
	• Early Childhood Education — IR		• Business Administration
	• Early Childhood Education — Non-IR		• Applied Management
• Finance and Economics
• Entrepreneurial Studies
• Marketing
• Public Safety Administration
• Sports Management
• Public Safety and Emergency Management

College of Education		College of Fine Arts and Production
Degree Program	Emphasis	Degree Program	Emphasis

Bachelor of Science	• Elementary/Special Education	Bachelor of Arts	• Dance Education*
	• Elementary Education — Early Childhood		• Digital Film — Production*
	Education		• Digital Film — Screenwriting*
	• Elementary Education — English		• Music Education*
	• Elementary Education — Math		• Music — Piano*
	• Elementary Education — Science		• Music — Voice*
	• Secondary Education — Biology*		• Theatre and Drama*
• Secondary Education — Business Education
• Secondary Education — Chemistry*
• Secondary Education — Mathematics
• Secondary Education — Social Studies
• Secondary Education — Physical Education*
• Secondary Education — English
• Early Childhood Education

College of Nursing and Health Sciences		College of Liberal Arts
Degree Program	Emphasis	Degree Program	Emphasis
Master of Science	• Nursing — Family Nurse Practitioner*	Master of Science	• Criminal Justice — Law Enforcement
• Nursing — Acute Care Nurse Practitioner
	• Nursing — Leadership in Healthcare Systems		• Criminal Justice — Legal Studies
	• Nursing — Clinical Nurse Specialist (Education Focus)*		• Psychology — Industrial and Organizational Psychology
	• Nursing — Clinical Nurse Specialist*		• Psychology — General Psychology
• Nursing — Nursing Education
	• Professional Counseling	Master of Arts	• Christian Studies
	• Addiction Counseling		• Christian Studies — Pastoral Ministry
	• Marriage and Family Therapy		• Christian Studies — Urban Ministry
	• Health Care Administration		• Christian Studies — Youth Ministry
	• Health Care Informatics		• Christian Studies — Christian Leadership

Master of Public Health Science

Bachelor of Science	• Nursing*	Bachelor of Science	• Justice Studies
	• Biology — Pre-Medicine*		• Psychology
	• Biology — Pre-Pharmacy*		• Sociology
• Biology — Pre-Physician Assistant*
• Health Science: Professional Development and Advanced Patient Care
	• Respiratory Care	Bachelor of Arts	• Communications
	• Medical Imaging Sciences		• English Literature
	• Athletic Training*		• Interdisciplinary Studies
	• Addiction Counseling		• Christian Studies
	• Exercise Science — Athletic Coaching		• History
• Exercise Science — Health Education
• Exercise Science — Physical Education
• Exercise Science — Pre-Physical Therapy
• Health Care Administration

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
We currently offer our ground-based programs to traditional students through three 16-week semesters in a calendar year and to online students in five, seven or eight week courses throughout the calendar year. Traditional students generally enroll in three or four courses per semester while online students typically concentrate on one course at a time. While there is no explicit requirement, we communicate to our online students our expectation that they access their online student classroom at least four times each week in order to maintain an active dialogue with their professors and classmates. Our online programs provide a digital record of student interactions for the course instructor to assess students’ levels of engagement and demonstration of required competencies.

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
Faculty
Our faculty includes full-time faculty who teach under a nine-month or twelve-month teaching contract, as well as adjunct faculty whom we employ to teach on a course-by-course basis for a specified fee. As of December 31, 2010, we employed 111 full-time faculty members and we maintain a pool of over 2,500 adjunct faculty members, all of whom had completed our required training. Substantially all of our current faculty members hold at least a master’s degree in their respective field and 30% of our faculty members hold a doctoral degree. On occasion, we engage a limited number of faculty members who may not hold a graduate degree, but who evidence significant professional experience and achievement in their respective subject areas.
We believe that the quality of our faculty is critical to our success, particularly because faculty members have more interaction with our students than any other university employee. Accordingly, we regularly review the performance of our faculty, including, but not limited to, engaging our full-time faculty and other specialists to conduct peer reviews of our adjunct faculty, monitoring the amount of contact and the quality of feedback that faculty have with students in our online programs, reviewing student feedback, and evaluating the learning outcomes achieved by students. If we determine that a faculty member is not performing at the level that we require, we work with the faculty member to improve performance, including, among other things, assigning him or her a mentor or through other means. If the faculty member’s performance does not improve, we terminate the faculty member’s contract and employment.
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
Marketing, Recruitment, and Retention
Marketing. We engage in a range of marketing activities designed to position us as a provider of academically rigorous, career-oriented educational programs, build strong brand recognition in our core disciplines, differentiate us from other educational providers, raise awareness among prospective students, generate enrollment inquiries, and stimulate student and alumni referrals. We target our online programs to working adults focused on program quality, convenience, and career advancement goals. We target our ground programs to traditional college students, working adults seeking a high quality education in a traditional college setting, and working adults seeking to take classes with a cohort onsite at their employer’s facility. In marketing our programs to prospective students, we emphasize the value of the educational experience and the academic rigor and career orientation of the programs, rather than the cost or speed to graduation. We believe this approach reinforces the qualities that we want associated with our brand and also attracts students who tend to be more persistent in starting and finishing their programs.
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

Admissions
Admission to Grand Canyon University is available to qualified students who are at least 16 years of age. Undergraduate applicants may qualify in various ways, including by having a high school diploma, certain minimum grade point average levels, a composite score of 920 or greater on the Scholastic Aptitude Test, or a passing score of 520 or greater on the General Education Development (GED) tests. Some of our programs require a higher grade point average and/or other criteria to qualify for admission. Applicants to our graduate programs must generally have an undergraduate degree from an accredited college, university, or program with a grade point average of 2.8 or greater, or a graduate degree from such a college, university, or program. In addition, some students who do not meet the qualifications for admission may be admitted at our discretion. A student being considered for such admission may be asked to submit additional information such as personal references and an essay addressing academic history. Students may also need to schedule an interview to help clarify academic goals and help us make an informed decision.
Enrollment
At December 31, 2010, we had 41,482 students enrolled in our courses, of which 37,734, or 91.0%, were enrolled in our online programs, and 3,748, or 9.0%, were enrolled in our ground programs. Of our online students, which were geographically distributed throughout all 50 states of the United States, and Canada, 92.2% were age 25 or older. Of our traditional on-campus students, which, although we draw students from throughout the United States, were predominantly comprised of students from Arizona, 22.0% were age 25 or older.
The following is a summary of our student enrollment at December 31, 2010 and December 31, 2009 (which included fewer than 275 students pursuing non-degree certificates) by degree type and by instructional delivery method:

	December 31, 2010(1)		December 31, 2009
	# of Students	% of Total	# of Students	% of Total
Graduate degree (2)	17,732	42.7%	16,097	42.7%
Undergraduate degree	23,750	57.3%	21,612	57.3%

Total	41,482	100.0%	37,709	100.0%

	December 31, 2010(1)		December 31, 2009
	# of Students	% of Total	# of Students	% of Total
Online(3)	37,734	91.0%	34,596	91.7%
Ground (4)	3,748	9.0%	3,113	8.3%

Total	41,482	100.0%	37,709	100.0%

(1)	Enrollment at December 31, 2010 represents individual students who attended a course during the last two months of the calendar quarter. Prior to our transition to BBAY, enrollment had been defined as individual students that attended a course in a term that was in session as of the end of the quarter.

(2)	Includes 1,186 and 315 students pursuing doctoral degrees at December 31, 2010 and 2009, respectively.

(3)	As of December 31, 2010 and 2009, 45.5% and 44.5%, respectively, of our online students were pursuing graduate or doctoral degrees.

(4)	Includes our traditional on-campus students, as well as our professional studies students.

Tuition and Fees
Our tuition rates vary by type and length of program and by degree level. For all graduate and undergraduate programs, tuition is determined by the number of courses taken by each student. For our 2010-11 academic year (the academic year that began in May 2010), our prices per credit hour are $435 for undergraduate online and professional studies courses, $465 for graduate online courses (other than graduate business and graduate nursing), $510 for graduate business courses, $560 for graduate online nursing courses, $575 for doctoral courses, and $688 for undergraduate courses for traditional on-campus students. For our active duty and active reserve online and professional studies students, our prices per credit hour are $250 for undergraduate and $370 for graduate. The overall price of each course varies based upon the number of credit hours per course (with most courses representing four credit hours), the degree level of the program, and the discipline of the course. In addition, we charge a fixed $8,250 “block tuition” for undergraduate ground students taking between 12 and 18 credit hours per semester, with an additional $688 per credit hour for credits in excess of 18. A traditional undergraduate degree typically requires a minimum of 120 credit hours. The minimum number of credit hours required for a master’s degree and overall cost for such a degree varies by program although such programs typically require approximately 36 credit hours. The doctoral programs require approximately 60 credit hours.
We offer tuition scholarships to select students, including online students, athletes, employees, and participants in programs we offer through relationships with employers. For the years ended December 31, 2010, 2009, and 2008, our revenue was reduced by approximately $55.8 million, $34.2 million, and $18.4 million, respectively, as a result of scholarships that we offered to our students. The increase in scholarships is due to increased revenues and a significant increase in the use of academic scholarships to attract high performing students.
We have established a refund policy for tuition and fees based upon individual course start dates. Under our policy, for courses offered through a non-traditional modality, generally if a student drops or withdraws from a course before the first week, 100% of the charges for tuition and fees are refunded. If a student drops or withdraws from a course during the first week of the course, 75% of the charges for tuition are refunded. If a student drops or withdraws from a course during or after the second week of a course, tuition charges and fees are not refunded. All fees, including materials fees, are non-refundable for non-traditional students after the start of a course. We will refund tuition and fees according to the above policy unless a student attending courses online is a resident of a state that requires us to comply with different, state specific guidelines. For traditional students attending 16-week courses, generally if a student withdraws before the first week 100% of the charges for tuition and fees are refunded. If a student withdraws during the first week of the course, 90% of the charges for tuition are refunded and instructional fees and ground campus-related fees are refunded. If a student drops or withdraws from a course during the second week of a course, 75% of the tuition charges are refunded and all fees are non-refundable. If a student drops during the third week of a course, 50% of the tuition charges are refunded and during or after the fourth week, there are no refunds for tuition charges or fees. Fees charged by us include graduation fees as well as fees for access to certain educational resources such as online materials. This tuition and fees refund policy is different from, and applies in addition to, the return of Title IV funds policy we are required to follow as a condition of our participation in the Title IV programs.
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

During fiscal 2010 and 2009, we derived approximately 84.9% and 82.5%, respectively, of our revenue (calculated on a cash basis in accordance with Department of Education standards that were in effect prior to the August 2008 reauthorization of the Higher Education Act) from tuition financed under the Title IV programs. During fiscal year 2010, the Health Care and Education Reconciliation Act was enacted and signed into law. This legislation, among other things, eliminated the Federal Family Education Loan Program, or FFEL, and required all Title IV federal student loans to be administered through the Federal Direct Loan Program, or FDL Program, commencing July 1, 2010. We completed the transition of loan origination and related servicing from the FFEL to the FDL Program during the third quarter of fiscal year 2010. The primary Title IV programs that our students receive funding from are the FDL Program, and the Federal Pell Grant, or Pell, Program.
Student loans are currently the most significant source of U.S. federal student aid and are administered through the FDL Program. Previously, these loans were also available under the FFEL. Annual and aggregate loan limits apply based on the student’s grade level. There are two types of federal student loans: subsidized loans, which are based on the U.S. federal statutory calculation of student need, and unsubsidized loans, which are not need-based. Neither type of student loan is based on creditworthiness. Students are not responsible for interest on subsidized loans while the student is enrolled in school. Students are responsible for the interest on unsubsidized loans while enrolled in school, but have the option to defer payment while enrolled. Repayment on federal student loans begins six months after the date the student ceases to be enrolled. The loans are repayable over the course of 10 years and, in some cases, longer. Both graduate and undergraduate students are eligible for loans. During 2010, federal student loans (both subsidized and unsubsidized) represented approximately 87.1% of the gross Title IV funds received by the University.
Pell Grants are awarded based on need and only to undergraduate students who have not earned a bachelor’s or professional degree. Unlike loans, Pell Grants are not repayable. During fiscal year 2010, Pell Grants represented approximately 11.8% of the gross Title IV funds received by the University. The eligibility requirements for, and the maximum amount available under, Pell Grants have increased in each of the past three years.
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
Other financial aid programs. In addition to the Title IV programs listed above, eligible students may participate in several other financial aid programs or receive support from other governmental sources. These include veterans educational benefits administered by the U.S. Department of Veterans Affairs and state financial aid programs. During fiscal 2010 and 2009, we derived an immaterial amount of our net revenue from tuition financed by such programs.
Private loans. Some of our students also use private loan programs to help finance their education. Students can apply to a number of different lenders for private loans at current market interest rates. Private loans are intended to fund a portion of students’ cost of education not covered by the Title IV programs and other financial aid. During fiscal 2010 and 2009, payments derived from private loans constituted less than 1% of our net revenues for each year respectively. Third-party lenders independently determine whether a loan to a student is classified as subprime, and, based on these determinations, we did not derive any payments from subprime loans during fiscal year 2010 or 2009.
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

Online course delivery and management. Our online learning management system is the ANGEL Learning Management Suite, which is a web-based system and collaboration portal that stores, manages, and delivers course content; provides interactive communication between students and faculty; enables assignment uploading; and supplies online evaluation tools. The system also provides centralized administration features that support the implementation of policies for content format and in-classroom learning tools. During 2010, we entered into an agreement with an affiliated entity to develop a new learning management system for use by the University Through this agreement we prepaid perpetual license fees, acquired source code rights for the software developed, and prepaid maintenance and service fees for the first seven years of use, for an aggregate amount of $4.9 million. We anticipate full conversion to this new learning management platform for our online delivered coursework by the third quarter of 2011. We continually seek to develop and implement features that enhance the online classroom experience, such as delivering course content through streaming video, simulations, and other interactive enhancements.
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
Infrastructure. We operate two data centers, one at our campus and one at our Peoria Avenue location. All of our servers are networked and we have redundant data backup. We manage our technology environment internally. Our wide area network uses multi-protocol label switching technology for maximum availability and flexibility. Student access is load balanced for maximum performance. Real-time monitoring provides current system status across server, network, and storage components.
Ground Campus
We own our ground campus, which is located on approximately 100 acres in the center of the Phoenix, Arizona metropolitan area, near downtown Phoenix. Our on-campus facilities currently consist of 43 buildings with more than 700,000 square feet of space, which include 64 classrooms, two lecture halls, a 300-seat theater, four student computer labs with 125 computers that are available to students 18 hours per day, a 155,000-volume library, a media arts complex that provides communications students with audio and video equipment, and a 55,000 square foot recreation center for both student-athletes and on-campus students. We house our ground students in an on-campus student apartment complex and two dormitories that can collectively hold up to 1,200 students. A new 140,000 square foot arena will open in September 2011, and a new 500-bed dormitory and a food court restaurant will be completed in August 2011.
We have 22 intercollegiate athletic teams that compete in Division II of the National Collegiate Athletic Association (“NCAA”). Our athletic facilities include a competition/practice gymnasium, which accommodates basketball, volleyball, and wrestling competitive events. In addition, the University has a student recreation center that has state of the art training facilities for our 400 student-athletes plus practice space and locker rooms for men’s and women’s basketball and wrestling. Our baseball, softball, soccer and lacrosse programs utilize on-campus practice and competition sites. Golf, tennis, cross-country, track and field and swimming programs utilize off-campus sites for practice and competition. Our baseball program has produced 13 Major League Baseball players while the men’s basketball program has produced a pair of NBA players. Baseball, basketball, tennis and soccer have combined to produce nine National Association of Intercollegiate Athletics (“NAIA”) or NCAA National Championship teams.
We believe our ground-based programs and traditional campus not only offer our ground students, faculty, and staff an opportunity to participate in a traditional college experience, but also provide our online students, faculty, and staff with a sense of connection to a traditional university. Additionally, our full-time ground faculty play an important role in integrating online faculty into our academic programs and ensuring the overall consistency and quality of the ground and online student experience. We believe our mix of a rapidly growing online program, anchored by a traditional ground-based program with a 60-year history and heritage, differentiates us from most other for-profit postsecondary education providers.
We intend to continue to expand the size and enhance the profile and reputation of our ground campus by, among other things, adding faculty and expanding upon and modernizing our campus infrastructure and technological capabilities over the next several years. These activities may require significant capital expenditures and may cause us to incur significant expenses.

Employees
In addition to our faculty, as of December 31, 2010, we employed approximately 2,600 staff and administrative personnel in university services, academic advising and academic support, enrollment services, university administration, financial aid, information technology, human resources, corporate accounting, finance, and other administrative functions. None of our employees is a party to any collective bargaining or similar agreement with us. We consider our relationships with our employees to be good.
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

Proprietary Rights
We own or are licensed to use various intellectual property rights, including copyrights, trademarks, service marks, trade secrets and domain names. We license the right to utilize the name of Ken Blanchard in connection with our business school and Executive MBA programs and have spent significant resources in related branding efforts. The license agreement with Ken Blanchard has a current term that expires on June 30, 2014. While such intellectual property rights are important to us, we do not believe that the loss of any individual property right or group of related rights would have a material adverse effect on our overall business.
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
As an institution of higher education that grants degrees and certificates, we are required to be authorized by appropriate state education authorities. These state education authorities also exercise regulatory oversight of our institution. In addition, in order to participate in the federal student financial aid programs, we must be accredited by an accrediting commission recognized by the Department of Education. Accreditation is a non-governmental process through which an institution submits to qualitative review by an organization of peer institutions, based on the standards of the accrediting commission and the stated aims and purposes of the institution. The Higher Education Act requires accrediting commissions recognized by the Department of Education to review and monitor many aspects of an institution’s operations and to take appropriate action if the institution fails to meet the accrediting commission’s standards.
Our operations are also subject to regulation by the Department of Education due to our participation in the federal student financial aid programs under Title IV of the Higher Education Act. Those Title IV programs include educational loans with below-market interest rates that are issued by the federal government under the Federal Direct Loan program (the “FDL Program”), as well as grant programs for students with demonstrated financial need. To participate in the Title IV programs, a school must receive and maintain authorization by the appropriate state education agency or agencies, be accredited by an accrediting commission recognized by the Department of Education, and be certified as an eligible institution by the Department of Education.
Our business activities are planned and implemented to comply with the standards of these regulatory agencies. We employ a Vice President of Student Financial Aid Compliance who is knowledgeable about regulatory matters relevant to student financial aid programs and our Chief Financial Officer, Chief Compliance Officer, and General Counsel also provide oversight designed to ensure that we meet the requirements of our regulated operating environment.
State Education Licensure and Regulation
We are authorized to offer our educational programs by the Arizona State Board for Private Postsecondary Education, the regulatory agency governing private postsecondary educational institutions in the State of Arizona, where we are located. We do not presently have campuses in any states other than Arizona. We are required by the Higher Education Act to maintain authorization from the Arizona State Board for Private Postsecondary Education in order to participate in the Title IV programs. This authorization is very important to us and our business. To maintain our state authorization, we must continuously meet standards relating to, among other things, educational programs, facilities, instructional and administrative staff, marketing and recruitment, financial operations, addition of new locations and educational programs, and various operational and administrative procedures. Our failure to comply with the requirements of the Arizona State Board for Private Postsecondary Education could result in us losing our authorization to offer our educational programs, which would cause us to lose our eligibility to participate in the Title IV programs and could force us to cease operations. Alternatively, the Arizona State Board for Private Postsecondary Education could restrict our ability to offer certain degree and non-degree programs.
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

Several states have sought to assert jurisdiction over educational institutions offering online degree programs that have no physical location or other presence in the state but that have some activity in the state, such as enrolling or offering educational services to students who reside in the state, employing faculty who reside in the state, or advertising to or recruiting prospective students in the state. In addition, the Department of Education has adopted new regulations that require online providers to meet any such state requirements and, thus, the Department of Education would seem to have authority, in addition to that of the states, to enforce applicable state law requirements. See “New and Pending Regulations — State authorization.” Because state regulatory requirements for online education vary among the states, are not well developed in many states, are imprecise or unclear in some states, and can change frequently, it is unclear how the new Department of Education regulation will be enforced and what impact it will have on us. New laws, regulations, or interpretations related to doing business over the Internet could also increase our cost of doing business and affect our ability to recruit students in particular states, which could, in turn, negatively affect enrollments and revenues and have a material adverse effect on our business.
We have determined that our activities in certain states constitute a presence requiring licensure or authorization under the requirements of the applicable state education agency in those states and we have obtained such licensure. In other states, we have obtained approvals as we have determined necessary in connection with our marketing and recruiting activities or where we have determined that our licensure or authorization can facilitate the teaching certification process in a particular state for graduates of our College of Education. We review the licensure or authorization requirements of other states when appropriate to determine whether our activities in those states constitute a presence or otherwise require licensure or authorization by the applicable state education agencies. Because state regulatory requirements, including agency interpretations, can change frequently, and because we enroll students in all 50 states and the District of Columbia, we expect that state regulatory authorities in states where we are not currently licensed or authorized will request that we seek licensure or authorization in their states in the future. Although we believe that we will be able to comply with additional state licensing or authorization requirements that may arise or be asserted in the future, including under the new Department of Education regulation, if we fail to comply with state licensing or authorization requirements for a state, or fail to obtain licenses or authorizations when required, we could lose our state licensure or authorization by that state or be subject to other sanctions, including restrictions on our activities in, and fines and penalties imposed by, that state, as well as fines, penalties, and sanctions imposed by the Department of Education. While we do not believe that any of the states in which we are currently licensed or authorized, other than Arizona, are individually material to our operations, the loss of licensure or authorization in any state could prohibit us from recruiting prospective students or offering services to current students in that state, which could significantly reduce our enrollments.
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

Our College of Education is approved by the Arizona State Board of Education to offer Institutional Recommendations (credentials) for the certification of elementary, secondary, and special education teachers and school administrators. Our College of Nursing and Health Services is approved by the Arizona State Board of Nursing for the Bachelor of Science in Nursing and Master of Science in Nursing degrees. Due to varying requirements for professional licensure and certification in states other than Arizona, we inform students of the risks associated with obtaining professional licensure or certification and that it is each student’s responsibility to determine what state, local or professional licensure and certification requirements are necessary in his or her individual state.
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
There are six regional accrediting commissions recognized by the Department of Education, each with a specified geographic scope of coverage, which together cover the entire United States. Most traditional, public and private non-profit, degree-granting colleges and universities are accredited by one of these six regional accrediting commissions. The Higher Learning Commission, which accredits Grand Canyon University, is the same regional accrediting commission that accredits such universities as the University of Arizona, Arizona State University, and other degree-granting public, private non-profit, and proprietary colleges and universities in the states of Arizona, Arkansas, Colorado, Illinois, Indiana, Iowa, Kansas, Michigan, Minnesota, Missouri, Nebraska, New Mexico, North Dakota, Ohio, Oklahoma, South Dakota, West Virginia, Wisconsin, and Wyoming.
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
The reauthorization of the Higher Education Act in 2008 and final regulations thereunder issued by the Department of Education that became effective July 1, 2010 require accreditors to monitor the growth of programs at institutions that are experiencing significant enrollment growth. The Higher Learning Commission requires all affiliated institutions to complete an annual data report. If the non-financial data, particularly enrollment information, and any other information submitted by the institution indicate problems, rapid change, or significant growth, the Higher Learning Commission staff may require that the institution address any concerns arising from the data report in the next self-study and visit process. The Higher Learning Commission staff may also recommend that its Institutional Actions Council require additional monitoring. In addition, the Department of Education has issued final regulations that became effective July 1, 2010 that require the Higher Learning Commission to notify the Department of Education if an institution it accredits that offers distance learning programs experiences an increase in its headcount enrollment of 50% or more in any fiscal year, and the Department of Education may consider that information in connection with its own regulatory oversight activities.

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
If we fail to satisfy the standards of any of these specialized accrediting commissions, we could lose the specialized accreditation for the affected programs, which could result in materially reduced student enrollments in those programs and prevent our students from seeking and obtaining appropriate licensure in their fields.
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
The substantial amount of federal funds disbursed to schools through the Title IV programs, the large number of students and institutions participating in these programs, and allegations of fraud and abuse by certain for-profit educational institutions have caused Congress to require the Department of Education to exercise considerable regulatory oversight over for-profit educational institutions. As a result, our institution is subject to extensive oversight and review. Because the Department of Education periodically revises its regulations and changes its interpretations of existing laws and regulations, we cannot predict with certainty how the Title IV program requirements will be applied in all circumstances.
Significant factors relating to the Title IV programs that could adversely affect us include the following:
Congressional action. Congress must reauthorize the Higher Education Act on a periodic basis, usually every five to six years, and the most recent reauthorization occurred in August 2008. The reauthorized Higher Education Act reauthorized all of the Title IV programs in which we participate, but made numerous revisions to the requirements governing the Title IV programs, including provisions relating to student loan default rates and the formula for determining the maximum amount of revenue that institutions are permitted to derive from the Title IV programs. In 2010, Congress enacted legislation, which became effective July 1, 2010, that eliminated the federally guaranteed student loan program and required all such student loans to be made through the FDL Program. We are not in a position to predict with certainty whether any other pending, or any proposed, legislation affecting our business will be enacted. Although we are approved to participate in the FDL Program, because a significant percentage of our revenue is derived from the Title IV programs, any action by Congress that significantly reduces Title IV program funding or our ability or the ability of our students to participate in the Title IV programs could increase our costs of compliance, reduce the ability of some students to finance their education at our institution, require us to seek to arrange for other sources of financial aid for our students and materially decrease our student enrollment.

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
During 2010 and since, there has been increased focus by the Congress on the role that for-profit educational institutions play in higher education. Each of the Congressional education committees held one or more hearings examining various aspects of the proprietary education industry, including the manner in which accrediting agencies review higher education institutions’ policies on credit hours and program length, student recruitment practices, and the debt levels incurred by, and drop-out rates of, students attending for-profit colleges. In addition, at the request of the Chairmen of each of these committees, the Government Accountability Office (“GAO”) conducted reviews and prepared reports with recommendations regarding various aspects of the proprietary sector, including recruitment practices, educational quality, student outcomes, the sufficiency of integrity safeguards against waste, fraud and abuse in federal student aid programs and the degree to which proprietary institutions’ revenue is composed of Title IV and other federal funding sources. Finally, in August 2010, the Health, Education, Labor and Pensions (“HELP”) Committee of the U.S. Senate sent requests to approximately 30 for-profit colleges, including us and all of the other publicly-traded companies that operate for-profit colleges, seeking information about such matters as graduation and loan default rates, as well as internal recruiting documents and details about the use of third-party companies, such as lead generators, in the recruiting process. The request sought information concerning how we use federal resources, including how we recruit and enroll students, set program price or tuition, determine financial aid including private or institutional loans, track attendance, handle withdrawals of students and return of Title IV dollars and manage compliance with the requirement that no more than 90% of revenues come from Title IV dollars (calculated on a cash basis). The request also sought an understanding of the number of students who complete or graduate from programs we offer, how many of those students find new work in their educational area, the debt levels of students enrolling and completing programs and how we track and manage the number of students who risk default within the cohort default rate window. In furtherance of this, the HELP Committee requested that we provide information about a broad spectrum of our business, including detailed information relating to financial results, management, operations, personnel, recruiting, enrollment, graduation, student withdrawals, receipt of Title IV funds, institutional accreditation, regulatory compliance and other matters. We complied with the HELP Committee’s request and believe that we have completed the document production necessary to satisfy the request. We cannot predict the extent to which, or whether, these hearings and review will result in additional legislation, further rulemaking or other administrative actions affecting our participation in Title IV programs. To the extent that any laws or regulations are adopted, or other administrative actions are taken, that limit our participation in Title IV programs or the amount of student financial aid for which the students at our institutions are eligible, our enrollments, revenues and results of operation could be materially and adversely affected.
Pending regulatory changes. In May 2009, the Department of Education announced its intent to initiate a round of negotiated rulemaking to address Title IV program integrity issues. Negotiated rulemaking is a process whereby the Department of Education consults with members of the postsecondary education community to identify issues of concern and attempts to agree on proposed regulatory revisions to address those issues before the Department of Education formally proposes any regulations. If the Department of Education and negotiators cannot reach consensus on their entire package of draft regulations, the Department of Education is authorized to propose regulations without being bound by any agreements made in the negotiation process. That process was concluded for a significant number of regulatory topics in January 2010 and addressed a number of significant issues, including: compensation paid by institutions to persons or entities engaged in student recruiting or admission activities; the determination of satisfactory academic progress under different academic calendars; state authorization as a component of institutional eligibility; the definition of a credit hour for purposes of determining program eligibility status, particularly in the context of awarding Pell Grants; verification of information included on student aid applications; the definition of a high school diploma as a condition of a student’s receipt of Title IV aid and requirements that an institution be able to demonstrate that its graduates obtain gainful employment, as measured against certain metrics such as student loan debt and salaries of graduates. Of the proposed revisions to the regulations being considered in this negotiated rulemaking, the negotiators did not reach consensus on the proposals to modify the standards relating to the payment of incentive compensation to employees involved in student recruitment and enrollment and to adopt a definition of “gainful employment” for purposes of the requirement placed on proprietary schools that participate in Title IV programs that a program of study prepare students for gainful employment in a recognized occupation. Accordingly, under the negotiated rulemaking protocol, the Department of Education became authorized to propose regulations with respect to these topics without regard to the concerns of institutions as expressed during the negotiated rulemaking process.

On June 18, 2010, the Department of Education issued a Notice of Proposed Rulemaking (“NPRM”) in respect of the incentive compensation rule and other program integrity issues, other than the metrics for determining compliance with the gainful employment requirement. The final rules on these topics were published on October 29, 2010 and will become effective on July 1, 2011. The changes to the incentive compensation rule and other program integrity issues are discussed below under “New and Pending Regulations — Revised incentive compensation rule,” “New and Pending Regulations —Misrepresentation,” and “New and Pending Regulations —State authorization.”
On July 26, 2010, the Department of Education issued an NPRM in respect of the proposed gainful employment requirement, While the Department of Education previously stated that its goal was to publish final rules related to the gainful employment requirement by November 1, 2010 and to have the final rules be effective July 1, 2011 with certain provisions to be effective July 1, 2012, due to the unprecedented volume of comments received regarding the proposed rules, on September 24, 2010, the Department of Education announced that it would delay issuing final rules until early 2011 in order to give interested parties more time to clarify their comments and respond to questions from Department of Education officials. The final gainful employment rules have yet to be released. The proposed gainful employment rules are discussed below under “New and Pending Regulations — Proposed gainful employment rule.”
We are still assessing the impact of the final regulations, including those implementing changes to the incentive compensation rule, and the possible impact of the proposed gainful employment rules on our financial aid policies and practices and on our other operations, plans, and strategies. At this time, we cannot predict with any certainty whether compliance with such new requirements will result in a material adverse effect on our enrollments and operations.
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
Since May 2005, we have been certified to participate in Title IV programs on a provisional basis. We submitted our application for recertification in March 2008 in anticipation of the expiration of our provisional certification on June 30, 2008. The Department of Education did not make a decision on our recertification application by June 30, 2008, and therefore our provisional certification to participate in the Title IV programs has been automatically extended since that time on a month-to-month basis until the Department of Education makes its decision. Since June 2008, we have filed updates with the Department of Education and communicated with Department of Education personnel in order to update our pending recertification application with relevant information, such as our status as a publicly-traded corporation, the identity of the members of our Board of Directors, and the termination of the voting agreements in January 2011. Based on our provisional certification, the Department of Education may more closely review any application we may file for recertification, new locations, new educational programs, acquisitions of other schools, or other significant changes. For a school that is certified on a provisional basis, the Department of Education may revoke the institution’s certification without advance notice or advance opportunity for the institution to challenge that action. For a school that is provisionally certified on a month-to-month basis, like we are, the Department of Education may allow the institution’s certification to expire at the end of any month without advance notice, and without any formal procedure for review of such action. To our knowledge, such action is very rare and has only occurred upon a determination that an institution is in substantial violation of material Title IV requirements. To date, we do not believe that our continued provisional certification on a month-to-month basis has had or will have any material impact on our day-to-day operations. However, there can be no assurance that the Department of Education will recertify us or that it will not impose conditions or other restrictions on us as a condition of granting us provisional certification following a change in control or approving our pending recertification application or with respect to any future recertification. If the Department of Education does not renew or withdraws our certification to participate in the Title IV programs at any time, our students would no longer be able to receive Title IV program funds. Similarly, the Department of Education could renew our certification, but restrict or delay our students’ receipt of Title IV funds, limit the number of students to whom we could disburse such funds, or place other restrictions on us. Any of these outcomes would have a material adverse effect on our enrollments and us.
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
New Department of Education regulations that became effective July 1, 2010 revised the administrative capability regulations to, among other things (i) require reporting to the Department of Education of any reasonable reimbursements paid or provided by a lender to institutional employees with loan or other financial aid responsibilities and (ii) implement the new three year cohort default rate rules. See “Regulation of Student Financial Aid Programs — Student loan defaults.” We have had to make certain administrative and reporting changes to adapt our systems and practices to meet the requirements of these new regulations. In addition, as part of our transition from a “term-based” financial aid system (where all students, including online students, begin programs and are eligible to receive financial aid at periodic start dates pursuant to a calendar-based term system) to a “borrower-based” financial aid system (where each student may begin a program and be eligible to receive financial aid at any time throughout the year) in the spring of 2010, we converted our back office system from Datatel, Inc. to a series of programs developed by Campus Management Corp., including CampusVue and CampusPortal. This conversion is intended to allow us to manage our non-traditional online students with greater ease and flexibility by providing for rolling and flexible start dates.
Financial responsibility. The Higher Education Act and Department of Education regulations establish extensive standards of financial responsibility that institutions such as Grand Canyon University must satisfy in order to participate in the Title IV programs. The Department of Education evaluates institutions for compliance with these standards on an annual basis based on the institution’s annual audited financial statements, as well as when the institution applies to the Department of Education to have its eligibility to participate in the Title IV programs recertified. The most significant financial responsibility standard is the institution’s composite score, which is derived from a formula established by the Department of Education based on three financial ratios:
•	equity ratio, which measures the institution’s capital resources, financial viability and ability to borrow;

•	primary reserve ratio, which measures the institution’s ability to support current operations from expendable resources; and

•	net income ratio, which measures the institution’s ability to operate at a profit or within its means.
The Department of Education assigns a strength factor to the results of each of these ratios on a scale from negative 1.0 to positive 3.0, with negative 1.0 reflecting financial weakness and positive 3.0 reflecting financial strength. The Department of Education then assigns a weighting percentage to each ratio and adds the weighted scores for the three ratios together to produce a composite score for the institution. The composite score for the institution’s most recent fiscal year must be at least 1.5 for the institution to be deemed financially responsible without the need for further Department of Education oversight. Our composite scores for our fiscal years ended December 31, 2009 and 2008 were 2.9 each year and, therefore, we are considered financially responsible for purposes of these regulations. We have not yet submitted our financial statements to the Department of Education for our most recent fiscal year, but have calculated that our composite score for fiscal year 2010 will be at least 2.8.
In addition to having an acceptable composite score, an institution must, among other things, provide the administrative resources necessary to comply with Title IV program requirements, meet all of its financial obligations, including required refunds to students and any Title IV liabilities and debts, be current in its debt payments, and not receive an adverse, qualified, or disclaimed opinion by its accountants in its audited financial statements. If the Department of Education were to determine that we did not meet the financial responsibility standards due to a failure to meet the composite score or other factors, we would expect to be able to establish financial responsibility on an alternative basis permitted by the Department of Education, which could include, in the Department of Education’s discretion, posting a letter of credit, accepting provisional certification, complying with additional Department of Education monitoring requirements, agreeing to receive Title IV program funds under an arrangement other than the Department of Education’s standard advance funding arrangement, such as the reimbursement system of payment or heightened cash monitoring, and complying with or accepting other limitations on our ability to increase the number of programs we offer or the number of students we enroll.

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
Return of Title IV funds for students who withdraw. When a student who has received Title IV program funds withdraws from school, the institution must determine the amount of Title IV program funds the student has “earned” and then must return the unearned Title IV program funds (a “return to Title IV”) to the appropriate lender or the Department of Education in a timely manner, which is generally no later than 45 days after the date the institution determined that the student withdrew. If such payments are not timely made, the institution will be required to submit a letter of credit to the Department of Education equal to 25% of the Title IV funds that the institution should have returned for withdrawn students in its most recently completed fiscal year. Under Department of Education regulations, the letter of credit requirement is triggered by late returns of Title IV program funds for 5% or more of the withdrawn students in the audit sample in the institution’s annual Title IV compliance audit for either of the institution’s two most recent fiscal years or in a Department of Education program review. We did not exceed this 5% threshold in our annual Title IV compliance audits for 2009 (the most recent year for which we have completed a Title IV compliance audit), 2008 or 2007.
Prior to spring 2010, we operated in a term-based environment in which, in accordance with Department of Education regulations, we calculated our returns to Title IV based on the number of completed days in a term as a percentage of the total days in the term, with the exception that, with respect to courses offered in a modular setting (i.e. those offered to nontraditional students as two eight-week courses, or modules, in a term), if a student completed the first course but withdrew prior to the second course, then the full financial aid award was earned by and paid to the student and no return to Title IV calculation was done.
In April 2010, we converted from a term-based environment to a non-term, borrower-based environment. In a non-term, borrower-based environment, we operate on a 24-credit academic year/12-credit payment period for our undergraduate students, who must take three courses during each payment period, and a 12-credit academic year/6-credit payment period for our graduate students, who must take two courses during each payment period, and, as a result, we now calculate returns to Title IV based on the percentage of the payment period attended in comparison to the full payment period (there is no module concept in a non-term, borrower-based environment). In this environment, a student (whether undergraduate or graduate) must complete greater than 60% of the payment period in order to earn the full financial aid award. Thus, if a student completes the first course but withdraws prior to the second one and therefore does not complete greater than 60% of the payment period, then the full financial aid award is not earned by the student. In such case, we must perform a return to Title IV calculation and most, if not all of the funds for future courses, would be returned to the lender or the Department of Education. If the student withdraws after the 60% threshold, then the student is deemed to have earned 100% of the Title IV program funds he or she received. Since, under the non-term, borrower-based system, a student generally must complete two of the courses in a payment period to earn the full financial aid award, as opposed to just a single course under the term-based module approach, we have experienced an increase in the Title IV funds that needed to be returned to lenders or the Department of Education.
The “90/10 Rule.” A requirement of the Higher Education Act, commonly referred to as the “90/10 Rule,” that is applicable only to for-profit, postsecondary educational institutions like us, provides that an institution loses its eligibility to participate in the Title IV programs if the institution derives more than 90% of its revenue for each of two consecutive fiscal years from Title IV program funds. For purposes of the 90/10 Rule, revenue is calculated under a complex regulatory formula that requires cash basis accounting and other adjustments to the calculation of an institution’s revenue under generally accepted accounting principles that appears in its financial statements. This rule provides that an institution that violates this revenue limit becomes ineligible to participate in the Title IV programs as of the first day of the fiscal year following the second consecutive fiscal year in which it exceeds the 90% threshold, and its period of ineligibility extends for at least two consecutive fiscal years. If an institution exceeds the 90% threshold for two consecutive fiscal years and it and its students have received Title IV funds during the period of ineligibility, the institution will be required to return those Title IV funds to the applicable lender or the Department of Education. If an institution’s rate exceeds 90% for any single fiscal year, it will be placed on provisional certification for at least two fiscal years.

The August 2008 reauthorization of the Higher Education Act included significant revisions to the 90/10 Rule that became effective upon the date of the law’s enactment, including provisions that allow institutions, when calculating their compliance with this revenue test, to exclude from their Title IV program revenue for a three-year period ending June 30, 2011 the additional federal student loan amounts that became available through the Unsubsidized Stafford Loan Program starting in July 2008, and to include more non-Title IV revenue, such as revenue from institutional loans under certain circumstances. Given the level of complexity of this calculation we are unable to quantify precisely the benefit that we have derived or will derive in the 90/10 percentage from these temporary exclusions. As such, our reported rates below exclude the benefits from these exclusions. Using the Department of Education’s cash-basis, regulatory formula under the “90/10 Rule” that was in effect prior to the August 2008 reauthorization of the Higher Education Act, for our 2010, 2009 and 2008 fiscal years, we derived approximately 84.9%, 82.5%, and 78.6%, respectively, of our 90/10 Rule revenue from Title IV program funds. These rates have been reviewed by our financial accounting firm as reflected in the notes to our audited financial statements for each fiscal year. As a result of recent changes in federal law that increased Title IV grant and loan limits, as well as the recent economic downturn, which has adversely affected the employment circumstances of our students and their parents and increased their reliance on Title IV programs, we expect the percentage of our revenue that we receive from the Title IV programs to continue to increase in the future, making it more difficult for us to satisfy this requirement. Exceeding the 90% threshold such that we lost our eligibility to participate in the Title IV programs would have a material adverse effect on our business, prospects, financial condition, and results of operations
Student loan defaults. Under the Higher Education Act, an educational institution may lose its eligibility to participate in some or all of the Title IV programs if defaults by its students on the repayment of their federal student loans exceed certain levels. For each federal fiscal year, the Department of Education calculates a rate of student defaults for each institution (known as a “cohort default rate”). An institution’s cohort default rate for a federal fiscal year historically has been calculated by determining the rate at which borrowers who became subject to their repayment obligation in one federal fiscal year default in that same year or by the end of the following federal fiscal year (the “two-year method”). The reauthorization of the Higher Education Act in 2008 extended the measurement period for cohort default rates so that the rate is calculated by determining the rate at which borrowers who became subject to their repayment obligation in one federal fiscal year default in that same year or by the end of the second following federal fiscal year (the “three-year method”), which is expected to increase cohort default rates for most if not all institutions. In December 2009 and February 2010, the Department of Education issued “trial” cohort default rates that were calculated for federal fiscal years 2005, 2006, 2007 and 2008 as if the extended period to count student defaults already applied to those prior years. The Department of Education stated that it released this data for informational purposes only, to assist institutions in anticipating how the extended period to count student defaults might affect their future cohort default rates when that extended period is actually implemented. Based on the Department of Education’s release of this information, our default rates for these prior years increased, as set forth below. While the trial cohort default rates are informative for prior periods, they do not enable us to predict or estimate with any degree of certainty the extent of the expected increase in our cohort default rates for future federal fiscal years when the new extended period to measure student defaults is put into effect, or whether any such increase will affect our participation in the Title IV programs.
The Department of Education has issued a final regulation indicating that it will begin to implement this extended measurement period for the cohort default rates that will be calculated for loans that enter repayment in federal fiscal year 2009, which is the year that ended on September 30, 2009. The Department of Education has included a transition period of three years during which it will calculate two cohort default rates for each institution for each of federal fiscal years 2009, 2010 and 2011, with one such rate measured under the two-year method and the other such rate measured under the three-year method. The cohort default rates for federal fiscal years 2009, 2010 and 2011, as calculated under the new three-year method, are not expected to be published until calendar years 2012, 2013 and 2014.

The Department of Education will apply different legal thresholds to measure an institution’s compliance under each set of rates. If the Department of Education notifies an institution that its cohort default rates exceed 25%, as calculated under the two-year method, for each of its three most recent federal fiscal years, or exceed 30%, as calculated under the three-year method, for each of its three most recent federal fiscal years, the institution’s participation in the the FDL Program and the Pell grant program will end 30 days after that notification, unless the institution appeals that determination in a timely manner on specified grounds and according to specified procedures. In addition, an institution’s participation in the FDL Program will end 30 days after notification by the Department of Education that its most recent cohort default rate, as calculated under either the two-year method or the three-year method, is greater than 40%, unless the institution timely appeals that determination on specified grounds and according to specified procedures. An institution whose participation ends under either of these provisions may not participate in the relevant programs for the remainder of the fiscal year in which the institution receives the notification or for the next two fiscal years. If an institution’s cohort default rate for any single federal fiscal year equals or exceeds 25% under the two-year method, or 30% under the three-year method, the Department of Education may place the institution on provisional certification status.
Our cohort default rates, under the two-year method, on federal student loans for the 2008, 2007, and 2006 federal fiscal years, the three most recent years for which such rates have been calculated, were 3.4%, 1.4%, and 1.6%, respectively. Our trial cohort default rates, under the three-year method, for the 2008, 2007, 2006 and 2005 federal fiscal years, as issued by the Department of Education, were 8.4%, 2.9%, 2.7% and 3.0%, respectively.
Incentive compensation rule. An institution that participates in the Title IV programs may not provide any commission, bonus, or other incentive payment based directly or indirectly on success in securing enrollments or financial aid to any person or entity engaged in any student recruitment, admissions, or financial aid awarding activity. Under current Department of Education regulations, there are 12 “safe harbors” that describe payments and arrangements that do not violate the incentive compensation rule. For example, one of these safe harbors permits adjustments to fixed salary for enrollment personnel provided that such adjustments are not made more than twice during any twelve month period, and that any adjustment is not based solely on the number of students recruited, admitted, enrolled, or awarded financial aid, but the regulations do not address other practices, such as the provision of non-cash awards to enrollment personnel. The restrictions of the incentive compensation rule also extend to any third-party companies that an educational institution contracts with for student recruitment, admissions, or financial aid awarding services. Historically, we have relied on several of these safe harbors to ensure that our compensation and recruitment practices comply with the applicable requirements, and the Department of Education’s regulations made clear that the safe harbors were not a complete list of permissible practices under this law. In the final rules issued by the Department of Education in respect of the incentive compensation rule and other program integrity issues described above, which will become effective on July 1, 2011, the 12 safe harbors under the incentive compensation rule were eliminated. See “New and Pending Regulations — Revised incentive compensation rule.”
In recent years, several for-profit education companies have been faced with whistleblower lawsuits, known as “qui tam” cases, brought by current or former employees alleging that their institution had made impermissible incentive payments. A qui tam case is a civil lawsuit brought by one or more individuals (a “relator”) on behalf of the federal government for an alleged submission to the government of a false claim for payment. The relator, often a current or former employee, is entitled to a share of the government’s recovery in the case. A qui tam action is always filed under seal and remains under seal until the government decides whether to intervene in the case. If the government intervenes, it takes over primary control of the litigation. If the government declines to intervene in the case, the relator may nonetheless elect to continue to pursue the litigation at his or her own expense on behalf of the government. On September 11, 2008, we were served with a qui tam lawsuit that had been filed against us in August 2007, in the United States District Court for the District of Arizona by a then-current employee on behalf of the federal government. This qui tam lawsuit has now been settled. See “Item 3 — Legal Proceedings.”
The Office of Inspector General of the Department of Education is responsible for, among other things, promoting the effectiveness and integrity of the Department of Education’s programs and operations, including compliance with applicable statutes and regulations. The Office of Inspector General performs investigations of alleged violations of law, including cases of alleged fraud and abuse, or other identified vulnerabilities, in programs administered or financed by the Department of Education, including matters related to the incentive compensation rule. On August 14, 2008, the Office of Inspector General, in connection with the qui tam case described above, served an administrative subpoena on Grand Canyon University requiring us to provide certain records and information related to performance reviews and salary adjustments for all of our enrollment counselors and managers from January 1, 2004 to August 2008. We cooperated with the OIG to facilitate its investigation and completed our rolling responsive document production, which commenced in September 2008, in June 2009. In light of the settlement of the qui tam litigation described below, we believe that this investigation has effectively ended. See “Item 3 — Legal Proceedings.”

Compliance reviews. We are subject to announced and unannounced compliance reviews and audits by various external agencies, including the Department of Education, its Office of Inspector General, state licensing agencies, the applicable state approving agencies for financial assistance to veterans, and accrediting commissions. As part of the Department of Education’s ongoing monitoring of institutions’ administration of the Title IV programs, the Higher Education Act also requires institutions to annually submit to the Department of Education a Title IV compliance audit conducted by an independent certified public accountant in accordance with applicable federal and Department of Education audit standards. In addition, to enable the Department of Education to make a determination of an institution’s financial responsibility, each institution must annually submit audited financial statements prepared in accordance with Department of Education regulations.
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
While we have not yet received notification of the timing of our exit interview or the Department of Education’s preliminary program review report or final determination letter, as a result of concerns first raised by a member of the program review team at the conclusion of the site visit and subsequently stated in an affidavit by such member filed in connection with the August 2010 hearing in our qui tam case, we became aware that the program review team had two preliminary findings of concern. The first issue is whether a compensation policy in use during part of the period under review improperly rewarded some enrollment counselors based on success in enrolling students in violation of applicable law. As we have previously disclosed in the context of our now-settled qui tam action, while we believe that our compensation policies and practices are not based on success in enrolling students in violation of applicable law, the Department of Education’s regulations and interpretations of the incentive compensation law do not establish clear criteria for compliance in all circumstances and some of our practices in prior years were not within the scope of any specific “safe harbor” provided in the compensation regulations.
The second issue is whether, during the award years under review, certain programs offered within our College of Liberal Arts provided students with training to prepare them for gainful employment in a recognized occupation. This “gainful employment” standard has been a requirement for Title IV eligibility for programs offered at proprietary institutions of higher education such as Grand Canyon University although, pursuant to legislation passed in 2008 and effective as of July 1, 2010, this requirement no longer applies to designated liberal arts programs offered by us and certain other institutions that have held accreditation by a regional accrediting agency since a date on or before October 1, 2007 (we have held a regional accreditation since 1968). Subsequent to the filing of the affidavit by the program review team member expressing this preliminary finding, the program review team submitted a written request to us in which the program review team stated the view that, prior to July 1, 2010, traditional liberal arts programs were not considered as being eligible under Title IV but then requested additional information from us that would help the Department of Education determine whether the programs offered within our College of Liberal Arts were eligible under Title IV because they did provide training to prepare students for gainful employment in a recognized occupation. While we were not informed as to which specific programs offered within our College of Liberal Arts the program review team believes may be ineligible, in August 2010 we provided the Department of Education with the requested information which we believe demonstrates that the programs offered within our College of Liberal Arts met this requirement. We have received no further communications from the Department of Education regarding the program review.

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
New and Pending Regulations
Revised incentive compensation rule. In the final rules issued by the Department of Education in respect of the incentive compensation rule and other program integrity issues described above, which will become effective on July 1, 2011, the 12 safe harbors under the incentive compensation rule were eliminated as the Department of Education took the position that any commission, bonus or other incentive payment based in any part, directly or indirectly, on securing enrollments or awarding financial aid is inconsistent with the incentive payment prohibition in the Higher Education Act. The Department of Education contends that institutions do not need to rely on safe harbors to protect compensation that complies with the Higher Education Act, and that institutions can readily determine if a payment or compensation is permissible under the Higher Education Act by analyzing (1) whether it is a commission, bonus or other incentive payment, defined as an award of a sum of money or something of value (other than a fixed salary or wages), paid to or given to a person or entity for services rendered, and (2) whether the commission, bonus or other incentive payment is provided to any person based in any part, directly or indirectly, upon success in securing enrollments or the award of financial aid, which are defined as activities engaged in for the purpose of the admission or matriculation of students for any period of time or the award of financial aid. The Department of Education maintains that an institution can still make merit-based adjustments to employee compensation, provided that such adjustments are not based in any part, directly or indirectly, upon success in securing enrollments or the award of financial aid. Accordingly, among other things, the Department of Education states that (1) an institution may maintain a hierarchy of recruitment personnel with different levels of responsibility, with salary scales that reflect an added amount of responsibility, (2) an institution may promote or demote recruitment personnel based on merit, and (3) an institution may make a compensation decision based on seniority or length of employment, provided that in each case compensation decisions are consistent with the Higher Education Act’s prohibition on incentive compensation. The final rules further clarify that this prohibition may extend to individuals holding a managerial position at any level of the company, to the extent that a particular individual has responsibility for recruitment or admission of students, or makes decisions about awarding Title IV program funds. The Department of Education states that an institution still would be able to make merit-based adjustments to employee compensation, but would not be permitted to consider nor base compensation decisions directly or indirectly, in any part, on factors such as an employee’s success in securing student enrollments, the award of financial aid or institutional goals based on that success.
While it is anticipated that the Department of Education may issue certain guidance on incentive compensation issues prior to July 1, 2011, we believe the changes imposed by the final rules, including the elimination of the safe harbors, increase the uncertainty about what constitutes incentive compensation and which employees are covered by the regulation. In light of such uncertainty, we have changed some of our compensation practices for enrollment counselors and other employees, as well as the terms of our arrangements with certain third parties whom we pay for Internet-based services related to lead generation and marketing and whose activities are also subject to the incentive compensation rules. The changes in these practices and arrangements could adversely affect our ability to compensate our enrollment counselors, other employees, and third parties in a manner that appropriately reflects their relative merit, which in turn could reduce their effectiveness and make it more difficult to attract and retain staff with the desired talent and motivation to succeed at Grand Canyon University. In addition, this lack of certainty could increase the risk of future federal False Claims Act qui tam lawsuits in which private plaintiffs assert that our compensation practices violate the incentive compensation rules and, therefore, that our receipt of Title IV funds constitutes a submission to the government of a false claim for payment.

Misrepresentation. The final rules on program integrity adopted October 29, 2010 and effective July 1, 2011 include provisions that strengthen the Department of Education’s authority to sanction institutions for misrepresentations made by employees and certain third parties with which such institutions maintain service agreements (such as for the provision of educational programs or marketing, advertising, recruiting or admissions services). Considering the breadth of this prohibition, it is possible that, despite our efforts to prevent such misrepresentations, our employees or service providers may make statements that could be construed as misrepresentations. As a result, we may face complaints from students, prospective students and employees over statements made by us and our agents throughout the enrollment, admissions and financial aid process, as well as throughout attendance at Grand Canyon University, which would expose us to increased risk of litigation and enforcement action and applicable sanctions or other penalties up to and including termination of Title IV eligibility.
State authorization. States have the authority to assert jurisdiction, to the extent they so choose, over educational institutions offering online degree programs in a state but that otherwise have no physical location or other presence in that state. The final program integrity rules adopted October 29, 2010 and effective July 1, 2011 include a provision that requires online providers to meet any such state requirements and, thus, the Department of Education would seem to have authority, in addition to that of the states, to enforce applicable state law requirements. It is unclear how this rule will be enforced and what impact it will have on us. In addition to Arizona, we have determined that our activities in certain states constitute a presence requiring licensure or authorization under the requirements of the state education agency in those states, which we have obtained, while in other states we have determined that we are exempt under applicable state law from licensure or authorization requirements due to our regional accreditation or for other reasons. In still other states, we have obtained approvals to operate as we have determined necessary in connection with our marketing and recruiting activities. Although we have a process for evaluating the compliance of our online educational programs with state requirements regarding distance and correspondence learning, and have experienced no significant restrictions on our educational activities to date as a result of such requirements, state regulatory requirements for online education vary among the states, are not well developed in many states, are imprecise or unclear in some states and are subject to change. Moreover, it is also unclear whether and to what extent state agencies may augment or change their regulations in this area as a result of these new Department of Education regulations and increased scrutiny. If we fail to comply with licensing or authorization requirements for a particular state, or fail to obtain licenses or authorizations when required, we could lose our licensure or authorization from that state or be subject to other sanctions, including restrictions on our activities in that state, and fines and penalties, including Department of Education sanctions. The loss of licensure or authorization in a state other than Arizona could prohibit us from recruiting prospective students or offering educational services to current students in that state, which could significantly reduce our enrollments.
Approval of new programs. The final program integrity rules adopted October 29, 2010 and effective July 1, 2011 include provisions regarding the approval of new programs. Although the final rules relaxed the program approval standard originally proposed, the rules still impose various new requirements on, and could adversely affect, our ability to add new academic programs. In addition, the Department of Education has published no definite standards by which schools can determine the likelihood that any program will be approved. As such, we believe this rule adds uncertainty regarding new program approval, which could adversely affect our ability to respond to emerging employment trends and add programs that are responsive to those trends, which in turn could decrease our attractiveness to certain students. In addition, a lack of certainty could increase the risk of future federal False Claims Act qui tam lawsuits in which private plaintiffs assert that students improperly received Title IV aid while attending a program that has not been approved.
Additional final rules. In addition to the program integrity issues specifically addressed above, the final rules issued by Department of Education on October 29, 2010 and effective July 1, 2011 include provisions regarding the definition of a credit hour; written agreements between institutions, particularly institutions under common ownership or control; the administration of ability-to-benefit examinations; requirements regarding an institution’s return of Title IV program funds; and certain other issues pertaining to a student’s eligibility to receive Title IV program funds. We are in the process of reviewing all of the final rules. We cannot predict how the recently released or any other resulting regulations will be interpreted, and therefore whether we will be able to comply with these requirements by the effective date. Insufficient time, or lack of sufficient guidance, for compliance with the final rules, could have a material adverse effect on our business. Uncertainty surrounding the application of the final rules, interpretive regulations, and guidance from Department of Education may continue for some period of time and could reduce our enrollment, increase our cost of doing business, and have a material adverse effect on our business, financial condition, results of operations and cash flows.

Proposed gainful employment rule. Under the Higher Education Act, proprietary schools are eligible to participate in Title IV programs in respect of educational programs that lead to “gainful employment in a recognized occupation,” with the limited exception of qualified programs leading to a bachelor’s degree in liberal arts. Historically, this concept has not been defined in detail. The proposed definition of gainful employment in the July 26, 2010 NPRM described above would take into consideration whether former students are repaying their federal student loans and the relationship between total student loan debt and average earnings after completing a postsecondary program. As proposed in the NPRM, individual educational programs would be divided into three groups based on the proposed metrics:
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

Regulatory Standards that May Restrict Institutional Expansion or Other Changes
Many actions that we may wish to take in connection with expanding our operations or other changes are subject to review or approval by the applicable regulatory agencies. In addition to those matters described in detail below, most state education agencies impose regulatory requirements on educational institutions operating within their boundaries. See “State Educational Licensure and Authorization” and “New and Pending Regulations — State authorization.”
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
With respect to the Department of Education, if an institution participating in the Title IV programs plans to add a new location or educational program, the institution must generally apply to the Department of Education to have the additional location or educational program designated as within the scope of the institution’s Title IV eligibility. Historically, a degree-granting institution such as us was not required to obtain the Department of Education’s approval of additional programs that lead to an associate, bachelor’s, professional, or graduate degree at the same degree level as programs previously approved by the Department of Education, and, similarly, an institution was not required to obtain advance approval for new programs that prepare students for gainful employment in the same or a related recognized occupation as an educational program that has previously been designated by the Department of Education as an eligible program at that institution if it meets certain minimum-length requirements. However, as a condition for an institution to participate in the Title IV programs on a provisional basis, the Department of Education can require prior approval of such programs or otherwise restrict the number of programs an institution may add or the extent to which an institution can modify existing educational programs. If an institution that is required to obtain the Department of Education’s advance approval for the addition of a new program or new location fails to do so, the institution may be liable for repayment of the Title IV program funds received by the institution or students in connection with that program or enrolled at that location. In addition, as part of the final rules adopted by the Department of Education on October 29, 2010 and effective July 1, 2011, the Department of Education issued final regulations imposing new requirements with respect to the approval of new programs. See “New and Pending Regulations — Approval of new programs.”
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
We are currently provisionally certified to participate in the Title IV programs on a month-to-month basis. The Department of Education issued our current program participation agreement in May 2005, after an extended review following the change in control that occurred in February 2004. The Department of Education’s 2005 recertification imposed certain conditions on us, including a requirement that we post a letter of credit, accept restrictions on the growth of our program offerings and enrollment, and receive Title IV funds under the heightened cash monitoring system of payment rather than by advance payment. In October 2006, the Department of Education eliminated the letter of credit requirement and allowed the growth restrictions to expire, and in August 2007, it eliminated the heightened cash monitoring restrictions and returned us to the advance payment method. We submitted our application for recertification in March 2008 in anticipation of the expiration of our provisional certification on June 30, 2008. The Department of Education did not make a decision on our recertification application by June 30, 2008 and therefore our provisional certification to participate in the Title IV programs has been automatically extended on a month-to-month basis until the Department of Education makes its decision. Since June 2008, we have filed updates with the Department of Education and communicated with Department of Education personnel in order to update our pending recertification application with relevant information, such as our status as a publicly-traded corporation after the initial public offering, the identity of the members of our Board of Directors, and the termination of the voting agreements in January 2011. There can be no assurance that the Department of Education will recertify us or that it will not impose restrictions as a condition of approving our pending recertification application or with respect to any future recertification.
Change in ownership resulting in a change in control. The Department of Education, as well as many accrediting commissions and states, require institutions of higher education to report or obtain approval of certain changes in control and changes in other aspects of institutional organization or control. With respect to publicly-traded corporations, like us, Department of Education regulations provide that a change in control occurs if, among other things, the corporation has a stockholder that owns, or has voting control over, at least 25% of the total outstanding voting stock of the corporation and is the largest stockholder of the corporation (defined in the regulations as a “controlling shareholder”), and that controlling shareholder ceases to own, or have voting control over, at least 25% of such stock or ceases to be the largest stockholder. Under Department of Education regulations, an institution that undergoes a change in control as defined by the Department of Education loses its eligibility to participate in the Title IV programs and must apply to the Department of Education in order to reestablish such eligibility.
Since May 2005, we have been certified to participate in Title IV programs on a provisional basis. We submitted our application for recertification in March 2008 in anticipation of the expiration of our provisional certification on June 30, 2008. The Department of Education did not make a decision on our recertification application by June 30, 2008, and therefore our provisional certification to participate in the Title IV programs has been automatically extended since that time on a month-to-month basis until the Department of Education makes its decision. For a school that is certified on a provisional basis, the Department of Education may revoke the institution’s certification without advance notice or advance opportunity for the institution to challenge that action. For a school that is provisionally certified on a month-to-month basis, like we are, the Department of Education may allow the institution’s certification to expire at the end of any month without advance notice, and without any formal procedure for review of such action. To our knowledge, such action is very rare and has only occurred upon a determination that an institution is in substantial violation of material Title IV requirements.

In connection with our initial public offering in November 2008 and our secondary offering in September 2009, Brent D. Richardson, our Executive Chairman, and Christopher C. Richardson, our General Counsel and a director (collectively, the “Richardson Voting Group”), had entered into voting agreements with certain stockholders. Pursuant to these agreements, certain of our stockholders granted to the Richardson Voting Group a five-year irrevocable proxy to exercise voting authority with respect to certain shares of our common stock held by such persons, for so long as such shares are held by such persons. The voting agreements do not apply to any shares held by any such person that are transferred in open-market or other transactions. The number of shares over which the Richardson Voting Group continues to hold voting power will decrease over time as shares held by other parties to the voting agreement are sold, which sales we may be not be aware of since many of the shares held by such other parties are held in “street name.” Pursuant to these agreements, however, following each offering and through January 11, 2011, the Richardson Voting Group continued to control the voting power of more than 25% of our total outstanding voting stock.
To avoid an unplanned change in control from occurring and to allow the Richardsons and other stockholders party to the agreements flexibility to sell shares without causing an unplanned change in control, we submitted a notice to the Department of Education informing it of the Richardson Voting Group’s intention to terminate the voting agreements, which would trigger a change in control because it would cause the Richardson Voting Group to own and control less than 25% of our outstanding voting stock, and requesting that the Department of Education review such proposed terminations and advise us as to the effect of such terminations on our eligibility to participate in the Title IV programs, particularly in light of our pending application for recertification (discussed below). In December 2010, the Department of Education responded to our request in writing and informed us that, consistent with Department of Education regulations, if we notified the Department of Education of the change in control and filed a timely and materially complete application within ten business days after the change in control occurred, the Department of Education may temporarily certify us on a provisional basis following the change in control, so that our students would retain access to Title IV program funds until the Department of Education completed its full review. In addition, the Department of Education informed us that it may extend our temporary provisional certification if we timely filed other required materials by the last day of the month following the month in which the change in control occurred, including any approval of the change in control by the Higher Learning Commission (our accrediting commission) and the Arizona State Board for Private Postsecondary Education (our state licensing agency), as required, and certain required financial information (consisting of our recent SEC filings) showing our financial condition. The Department of Education’s letter did not indicate any intention to impose any conditions (such as any letter of credit requirement) or other restrictions on us as a result of the change in control. Accordingly, following receipt of the Department of Education’s letter, the approval of the Higher Learning Commission to terminate the voting agreements and confirmation from the Arizona State Board for Private Postsecondary Education that terminating the voting agreements would not be considered a change in control, the Richardson Voting Group terminated the voting agreements effective January 12, 2011. On that same day, we filed our complete application and all other required information with the Department of Education.
Following the completion of the Department of Education’s review of the information that we have provided in connection with the termination of the voting agreements, it would normally certify us on a provisional basis for a period of up to approximately three years. The precise conditions and restrictions, if any, and duration of any provisional certification granted in this circumstance, however, are difficult to predict because we already are, and have been for an extended period, provisionally certified on a month-to-month basis. We do not believe that our continued provisional certification on a month-to-month basis, following the change in control or otherwise, has had or will have any material impact on our day-to-day operations. However, there can be no assurance that the Department of Education will recertify us or that it will not impose conditions or other restrictions on us as a condition of granting us provisional certification following the change in control or approving our pending recertification application or with respect to any future recertification. If the Department of Education does not renew or withdraws our certification to participate in the Title IV programs at any time, our students would no longer be able to receive Title IV program funds. Similarly, the Department of Education could renew our certification, but restrict or delay our students’ receipt of Title IV funds, limit the number of students to whom we could disburse such funds, or place other restrictions on us. Any of these outcomes would have a material adverse effect on our enrollments and us.

The Higher Learning Commission provides that an institution must obtain its approval in advance of a change in ownership, corporate control or structure in order for the institution to retain its accredited status. In June 2009, the Higher Learning Commission adopted new policies and standards for the review of transactions that may constitute such a change in control. One standard provides that a transaction may be considered a change in control if an individual, entity or group increases or decreases its control of shares to greater than or less than 25% of the total outstanding shares of the stock of a parent corporation that owns or controls the accredited institution. In addition, in the event of a change in control, the Higher Learning Commission requires the institution to obtain its approval in advance of the change, and in certain circumstances that process may require several weeks or several months or more to complete. In addition, following a change in control, the Higher Learning Commission will conduct an onsite evaluation within six months in order to continue the institution’s accreditation. As noted above, we informed the Higher Learning Commission of the Richardson Voting Group’s intent to terminate the voting agreements and/or Endeavour Capital Fund IV, LP and its affiliates’ intent to sell shares that, in either case, would cause the Richardson Voting Group to own and control less than 25% of our outstanding voting stock. The Higher Learning Commission has informed us that such event may occur, provided that we provide an update to the Higher Learning Commission confirming the facts of the termination or other transaction, identifying investors who continue to hold 5% or more of our outstanding voting stock, and explaining the impact thereof, if any, on us and our Board of Directors.
Many states include the sale of a controlling interest of common stock in the definition of a change in control requiring approval, but their thresholds for determining a change in control vary widely. The standards of the Arizona State Board for Private Postsecondary Education provide that an institution that is owned by a publicly-traded company whose control is vested in the voting members of the board of directors, such as Grand Canyon Education, undergoes a change in control if 50% or more of the voting members of the board of directors change within a 12-month period or the chief executive officer of the corporation changes. A change in control under the definition of one of the other state agencies that regulate us might require us to obtain approval of a change in control in order to maintain our authorization to operate in that state, and in some cases such states could require us to obtain advance approval of the change in control. If we were to undergo a change in control under the standards of the Arizona State Board of Private Postsecondary Education at any time in the future, we would be required to file an application with the Arizona State Board for Private Postsecondary Education in order to obtain approval for such change in control. We cannot predict whether the Arizona State Board for Private Postsecondary Education would impose any limitations or conditions on us, or identify any compliance issues related to us in the context of the change in control process, that could result in our loss of authorization in Arizona. Any such loss would result in our loss of eligibility to participate in the Title IV programs which would cause a significant decline in our student enrollments. As noted above, we informed the Arizona State Board of Private Postsecondary Education of the Richardson Voting Group’s intent to terminate the voting agreements and/or Endeavour Capital Fund IV, LP and its affiliates’ intent to sell shares that, in either case, would cause the Richardson Voting Group to own and control less than 25% of our outstanding voting stock. The Arizona State Board of Private Postsecondary Education has informed us that it does not consider such event to be a change of control under its standards.

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
During fiscal 2010 and 2009, we derived approximately 84.9% and 82.5%, respectively, of our revenue (calculated on a cash basis in accordance with Department of Education standards that were in effect prior to the August 2008 reauthorization of the Higher Education Act) from tuition financed under the Title IV programs. Accordingly, if we fail to comply with any of these regulatory requirements, we could suffer financial penalties, limitations on our operations, loss of accreditation, termination of or limitations on our ability to grant degrees and certificates, or limitations on or termination of our eligibility to participate in the Title IV programs, each of which could materially adversely affect us. In addition, if we are charged with regulatory violations, our reputation could be damaged, which could have a negative impact on our stock price and our enrollments. We cannot predict with certainty how all of these regulatory requirements will be applied, or whether we will be able to comply with all of the applicable requirements in the future.
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

Since May 2005, we have been certified to participate in Title IV programs on a provisional basis. We submitted our application for recertification in March 2008 in anticipation of the expiration of our provisional certification on June 30, 2008. The Department of Education did not make a decision on our recertification application by June 30, 2008 and therefore our provisional certification to participate in the Title IV programs has been automatically extended since that time on a month-to-month basis until the Department of Education makes its decision. See Item 1, Business — Regulation — Regulation of Federal Student Financial Aid Programs — Eligibility and certification procedures. There can be no assurance that the Department of Education will recertify us or that it will not impose conditions or other restrictions on us as a condition of granting us provisional certification following our pending change in control or approving our pending recertification application or with respect to any future recertification. See Item 1A, Risk Factors — If any of the education regulatory agencies that regulate us do not approve or delay their approval of any transaction involving us that constitutes a “change in control,” our ability to operate or participate in the Title IV programs may be impaired. If the Department of Education does not renew or withdraws our certification to participate in the Title IV programs at any time, our students would no longer be able to receive Title IV program funds. Similarly, the Department of Education could renew our certification, but restrict or delay our students’ receipt of Title IV funds, limit the number of students to whom we could disburse such funds, or place other restrictions on us. Any of these outcomes would have a material adverse effect on our enrollments and us.
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
While we have not yet received notification of the timing of our exit interview or the Department of Education’s preliminary program review report or final determination letter, as a result of concerns first raised by a member of the program review team at the conclusion of the site visit and subsequently stated in an affidavit by such member filed in connection with an August 13, 2010 hearing related to our recently settled qui tam case, we became aware that the program review team had two preliminary findings of concern. The first issue is whether a compensation policy in use during part of the period under review improperly rewarded some enrollment counselors based on success in enrolling students in violation of applicable law. As we have previously disclosed in the context of our now-settled qui tam action, while we believe that our compensation policies and practices at issue in the program review were not based on success in enrolling students in violation of applicable law, the Department of Education’s regulations and interpretations of the incentive compensation law do not establish clear criteria for compliance in all circumstances and some of our practices in prior years were not within the scope of any of the specific “safe harbors” provided in the compensation regulations and applicable during that period.

The second issue is whether, during the award years under review, certain programs offered within our College of Liberal Arts provided students with training to prepare them for gainful employment in a recognized occupation. This “gainful employment” standard has been a requirement for Title IV eligibility for programs offered at proprietary institutions of higher education such as Grand Canyon University although, pursuant to legislation passed in 2008 and effective as of July 1, 2010, this requirement no longer applies to designated liberal arts programs offered by us and certain other institutions that have held accreditation by a regional accrediting agency since a date on or before October 1, 2007 (we have held a regional accreditation since 1968). Subsequent to the filing of the affidavit by the program review team member expressing this preliminary finding, the program review team submitted a written request to us in which the program review team stated the view that, prior to July 1, 2010, traditional liberal arts programs were not considered as being eligible under Title IV but then requested additional information from us that would help the Department of Education determine whether the programs offered within the University’s College of Liberal Arts were eligible under Title IV because they did provide training to prepare students for gainful employment in a recognized occupation. While we were not informed as to which specific programs offered within our College of Liberal Arts the program review team believes may be ineligible, in August 2010 we provided the Department of Education with the requested information which we believe will demonstrates that the programs offered within our College of Liberal Arts met this requirement. We have received no further communications from the Department of Education regarding the program review.
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
Rulemaking by the U.S. Department of Education has resulted in regulatory changes that materially and adversely affect our business.
In May 2009, the Department of Education announced its intent to initiate a round of negotiated rulemaking to address Title IV program integrity issues. Negotiated rulemaking is a process whereby the Department of Education consults with members of the postsecondary education community to identify issues of concern and attempts to agree on proposed regulatory revisions to address those issues before the Department of Education formally proposes any regulations. If the Department of Education and negotiators cannot reach consensus on their entire package of draft regulations, the Department of Education is authorized to propose regulations without being bound by any agreements made in the negotiation process. That process was concluded for a significant number of regulatory topics in January 2010 and addressed a number of significant issues, including: compensation paid by institutions to persons or entities engaged in student recruiting or admission activities; the determination of satisfactory academic progress under different academic calendars; state authorization as a component of institutional eligibility; the definition of a credit hour for purposes of determining program eligibility status, particularly in the context of awarding Pell Grants; verification of information included on student aid applications; the definition of a high school diploma as a condition of a student’s receipt of Title IV aid and requirements that an institution be able to demonstrate that its graduates obtain gainful employment, as measured against certain metrics such as student loan debt and salaries of graduates. Of the proposed revisions to the regulations being considered in this negotiated rulemaking, the negotiators did not reach consensus on the proposals to modify the standards relating to the payment of incentive compensation to employees involved in student recruitment and enrollment and to adopt a definition of “gainful employment” for purposes of the requirement placed on proprietary schools that participate in Title IV programs that a program of study prepare students for gainful employment in a recognized occupation. Accordingly, under the negotiated rulemaking protocol, the Department of Education became authorized to propose regulations with respect to these topics without regard to the concerns of institutions as expressed during the negotiated rulemaking process. The most significant proposals for our business were the following:
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
On June 18, 2010, the Department of Education issued a Notice of Proposed Rulemaking (“NPRM”) in respect of the incentive compensation rule and other program integrity issues, other than the metrics for determining compliance with the gainful employment requirement. The final rules on these topics were published on October 29, 2010 and will become effective on July 1, 2011. In the final rules, the 12 safe harbors under the incentive compensation rule were eliminated as the Department of Education took the position that any commission, bonus or other incentive payment based in any part, directly or indirectly, on securing enrollments or awarding financial aid is inconsistent with the incentive payment prohibition in the Higher Education Act. The Department of Education contends that institutions do not need to rely on safe harbors to protect compensation that complies with the Higher Education Act, and that institutions can readily determine if a payment or compensation is permissible under the Higher Education Act by analyzing (1) whether it is a commission, bonus or other incentive payment, defined as an award of a sum of money or something of value (other than a fixed salary or wages), paid to or given to a person or entity for services rendered, and (2) whether the commission, bonus or other incentive payment is provided to any person based in any part, directly or indirectly, upon success in securing enrollments or the award of financial aid, which are defined as activities engaged in for the purpose of the admission or matriculation of students for any period of time or the award of financial aid. The Department of Education maintains that an institution can still make merit-based adjustments to employee compensation, provided that such adjustments are not based in any part, directly or indirectly, upon success in securing enrollments or the award of financial aid. Accordingly, among other things, the Department of Education states that (1) an institution may maintain a hierarchy of recruitment personnel with different levels of responsibility, with salary scales that reflect an added amount of responsibility, (2) an institution may promote or demote recruitment personnel based on merit, and (3) an institution may make a compensation decision based on seniority or length of employment, provided that in each case compensation decisions are consistent with the Higher Education Act’s prohibition on incentive compensation. The final rules further clarify that this prohibition may extend to individuals holding a managerial position at any level of the company, to the extent that a particular individual has responsibility for recruitment or admission of students, or makes decisions about awarding Title IV program funds. The Department of Education states that an institution still would be able to make merit-based adjustments to employee compensation, but would not be permitted to consider nor base compensation directly or indirectly, in any part, on factors such as an employee’s success in securing student enrollments, the award of financial aid or institutional goals based on that success.
While it is anticipated that the Department of Education may issue certain guidance on incentive compensation issues prior to July 1, 2011, we believe the changes imposed by the final rules, including the elimination of the safe harbors, increase the uncertainty about what constitutes incentive compensation and which employees are covered by the regulation. In light of such uncertainty, we have changed some of our compensation practices for enrollment counselors and other employees, as well as the terms of our arrangements with certain third parties whom we pay for Internet-based services related to lead generation and marketing and whose activities are also subject to the incentive compensation rules. The changes in these practices and arrangements could adversely affect our ability to compensate our enrollment counselors, other employees, and third parties in a manner that appropriately reflects their relative merit, which in turn could reduce their effectiveness and make it more difficult to attract and retain staff with the desired talent and motivation to succeed at Grand Canyon University. This could also increase marketing costs, decrease quality of leads provided, decrease efficiency and reduce revenues if we are unable to maintain or increase the rate of student enrollment. In addition, this lack of certainty could increase the risk of future Federal False Claims Act qui tam lawsuits in which private plaintiffs assert that our compensation practices violate the incentive compensation rules and, therefore, that our receipt of Title IV funds constitutes a submission to the government of a false claim for payment.

Misrepresentation. The final rules on program integrity adopted October 29, 2010 and effective July 1, 2011 include provisions that strengthen the Department of Education’s authority to sanction institutions for misrepresentations made by employees and certain third parties with which such institutions maintain service agreements (such as for the provision of educational programs or marketing, advertising, recruiting or admissions services). Considering the breadth of this prohibition, it is possible that, despite our efforts to prevent such misrepresentations, our employees or service providers may make statements that could be construed as misrepresentations. As a result, we may face complaints from students, prospective students and employees over statements made by us and our agents throughout the enrollment, admissions and financial aid process, as well as throughout attendance at Grand Canyon University, which would expose us to increased risk of litigation and enforcement action and applicable sanctions or other penalties up to and including termination of Title IV eligibility.
State Authorization. States have the authority to assert jurisdiction, to the extent they so choose, over educational institutions offering online degree programs in a state but that otherwise have no physical location or other presence in that state. The final program integrity rules adopted October 29, 2010 and effective July 1, 2011 include a provision that requires online providers to meet any such state requirements and, thus, the Department of Education would seem to have authority, in addition to that of the states, to enforce applicable state law requirements. It is unclear how this rule will be enforced and what impact it will have on us. In addition to Arizona, we have determined that our activities in certain states constitute a presence requiring licensure or authorization under the requirements of the state education agency in those states, which we have obtained, while in other states we have determined that we are exempt under applicable state law from licensure or authorization requirements due to our regional accreditation or for other reasons. In still other states, we have obtained approvals to operate as we have determined necessary in connection with our marketing and recruiting activities. Although we have a process for evaluating the compliance of our online educational programs with state requirements regarding distance and correspondence learning, and have experienced no significant restrictions on our educational activities to date as a result of such requirements, state regulatory requirements for online education vary among the states, are not well developed in many states, are imprecise or unclear in some states and are subject to change. Moreover, it is also unclear whether and to what extent state agencies may augment or change their regulations in this area as a result of these new Department of Education regulations and increased scrutiny. If we fail to comply with licensing or authorization requirements for a particular state, or fail to obtain licenses or authorizations when required, we could lose our licensure or authorization from that state or be subject to other sanctions, including restrictions on our activities in that state, and fines and penalties, including Department of Education sanctions. The loss of licensure or authorization in a state other than Arizona could prohibit us from recruiting prospective students or offering educational services to current students in that state, which could significantly reduce our enrollments.
Approval of new programs. The final program integrity rules adopted October 29, 2010 and effective July 1, 2011 include provisions regarding the approval of new programs. Although the final rules relaxed the program approval standard originally proposed, the rules still impose various new requirements on, and could adversely affect, our ability to add new academic programs. In addition, the Department of Education has published no definite standards by which schools can determine the likelihood that any program will be approved. As such, we believe this rule adds uncertainty regarding new program approval, which could adversely affect our ability to respond to emerging employment trends and add programs that are responsive to those trends, which in turn could decrease our attractiveness to certain students. In addition, a lack of certainty could increase the risk of future Federal False Claims Act qui tam lawsuits in which private plaintiffs assert that students improperly received Title IV aid while attending a program that has not been approved.

Additional final rules. In addition to the program integrity issues specifically addressed above, the final rules issued by Department of Education on October 29, 2010 and effective July 1, 2011 include provisions regarding the definition of a credit hour; written agreements between institutions, particularly institutions under common ownership or control; the administration of ability-to-benefit examinations; requirements regarding an institution’s return of Title IV program funds; and certain other issues pertaining to a student’s eligibility to receive Title IV program funds. We are in the process of reviewing all of the final rules. We cannot predict how the recently released or any other resulting regulations will be interpreted, and therefore whether we will be able to comply with these requirements by the effective date. Insufficient time, or lack of sufficient guidance, for compliance with the final rules, could have a material adverse effect on our business. Uncertainty surrounding the application of the final rules, interpretive regulations, and guidance from Department of Education may continue for some period of time and could reduce our enrollment, increase our cost of doing business, and have a material adverse effect on our business, financial condition, results of operations and cash flows.
Proposed gainful employment rule. Under the Higher Education Act, proprietary schools are eligible to participate in Title IV programs only to the extent that their educational programs lead to “gainful employment in a recognized occupation,” with the limited exception of qualified programs leading to a bachelor’s degree in liberal arts. Historically, this concept has not been defined in detail. On July 26, 2010, the Department of Education issued an NPRM in respect of the proposed gainful employment requirement. While the Department of Education previously stated that its goal was to publish final rules related to the gainful employment requirement by November 1, 2010 and to have the final rules be effective July 1, 2011 with certain provisions to be effective July 1, 2012, due to the unprecedented volume of comments received regarding the proposed rules, on September 24, 2010, the Department of Education announced that it would delay issuing final rules until early 2011 in order to give interested parties more time to clarify their comments and respond to questions from Department of Education officials. The final gainful employment rules have yet to be released.
The proposed definition of gainful employment in the July 26, 2010 NPRM described above would take into consideration whether former students are repaying their federal student loans and the relationship between total student loan debt and average earnings after completing a postsecondary program. As proposed in the NPRM, individual educational programs would be divided into three groups based on the proposed metrics:
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
We are still assessing the impact of the final regulations, including those implementing changes to the incentive compensation rule, and the possible impact of the proposed gainful employment rules on our financial aid policies and practices and on our other operations, plans, and strategies. At this time, we cannot predict with any certainty whether we will be able to comply with such new requirements or whether compliance with such new requirements will result in a material adverse effect on our enrollments and operations.
Increased disclosure and recordkeeping requirements could result in lower enrollment or growth rates in a manner that materially and adversely affects our business.
The final rules issued by Department of Education on October 29, 2010 and effective July 1, 2011 also require that, for each program leading to “gainful employment” in a recognized occupation, institutions must provide prospective students with information concerning the occupation that the program prepares students to enter; the program’s on-time graduation rate; the tuition and fees it charges a student for completing the program within normal time, along with the costs of books, supplies, room, and board; the placement rate for students completing the program, and the median loan debt incurred by students who completed the program. Institutions must also provide the Department of Education with information that will allow determination of student debt levels and incomes after program completion. It is unclear at this time the level of administrative burden, increased costs, or effect on growth and enrollments that may result from the new reporting and disclosure requirements.
The U.S. Congress has recently commenced an examination of the for-profit education sector that could result in legislation or further U.S. Department of Education rulemaking restricting Title IV program participation by proprietary schools in a manner that materially and adversely affects our business.
During 2010 and since, there has been increased focus by Congress on the role that for-profit educational institutions play in higher education. Each of the Congressional education committees held one or more hearings examining various aspects of the proprietary education industry, including the manner in which accrediting agencies review higher education institutions’ policies on credit hours and program length, student recruitment practices, and the debt levels incurred by, and drop-out rates of, students attending for-profit colleges. In addition, at the request of the Chairmen of each of these committees, the Government Accountability Office (“GAO”) conducted reviews and prepared reports with recommendations regarding various aspects of the proprietary sector, including recruitment practices, educational quality, student outcomes, the sufficiency of integrity safeguards against waste, fraud and abuse in federal student aid programs and the degree to which proprietary institutions’ revenue is composed of Title IV and other federal funding sources. Finally, in August 2010, the Health, Education, Labor and Pensions (“HELP”) Committee of the U.S. Senate sent requests to approximately 30 for-profit colleges, including us and all of the other publicly-traded companies that operate for-profit colleges, seeking information about such matters as graduation and loan default rates, as well as internal recruiting documents and details about the use of third-party companies, such as lead generators, in the recruiting process. The request sought information concerning how we use federal resources, including how we recruit and enroll students, set program price or tuition, determine financial aid including private or institutional loans, track attendance, handle withdrawals of students and return of Title IV dollars and manage compliance with the requirement that no more than 90% of revenues come from Title IV dollars. The request also sought an understanding of the number of students who complete or graduate from programs we offer, how many of those students find new work in their educational area, the debt levels of students enrolling and completing programs and how we track and manage the number of students who risk default within the cohort default rate window. In furtherance of this, the HELP Committee requested that we provide information about a broad spectrum of our business, including detailed information relating to financial results, management, operations, personnel, recruiting, enrollment, graduation, student withdrawals, receipt of Title IV funds, institutional accreditation, regulatory compliance and other matters. We complied with the HELP Committee’s request and believe that we have completed the document production necessary to satisfy the request. We cannot predict the extent to which, or whether, these hearings and review will result in additional legislation, further rulemaking or other administrative actions affecting our participation in Title IV programs. To the extent that any laws or regulations are adopted, or other administrative actions are taken, that limit our participation in Title IV programs or the amount of student financial aid for which the students at our institutions are eligible, our enrollments, revenues and results of operation could be materially and adversely affected.

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
Political and budgetary concerns significantly affect the Title IV programs. The Higher Education Act, which is the federal law that governs the Title IV programs, must be periodically reauthorized by Congress, and was most recently reauthorized in August 2008. See Item 1, Business — Regulation — Regulation of Federal Student Financial Aid Programs. In addition, Congress must determine funding levels for the Title IV programs on an annual basis through the budget and appropriations process, and can change the laws governing the Title IV programs at any time. Because a significant percentage of our revenue is derived from the Title IV programs, any action by Congress that significantly reduces Title IV program funding or our ability or the ability of our students to participate in the Title IV programs, or otherwise requires us to modify our practices with respect to the Title IV programs, could increase our costs of compliance, reduce the ability of some students to finance their education at our institution, require us to seek to arrange for other sources of financial aid for our students, and materially decrease our student enrollment, each of which could have a material adverse effect on us.
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
If we experience a change in control under the standards of the Department of Education, the Higher Learning Commission, the Arizona State Board for Private Postsecondary Education, or any other applicable state education agency or accrediting commission, we must notify and/or seek the approval of each such agency. These agencies do not have uniform criteria for what constitutes a change in control. Transactions or events that typically constitute a change in control include significant acquisitions or dispositions of the voting stock of an institution or its parent company and significant changes in the composition of the board of directors of an institution or its parent company. With respect to publicly-traded corporations, like us, they also may include cases where a corporation has a stockholder that owns, or has voting control over, at least 25% of the total outstanding voting stock of the corporation and is the largest stockholder of the corporation (defined in the regulations as a “controlling shareholder”), and that controlling shareholder ceases to own, or have voting control over, at least 25% of such stock or ceases to be the largest stockholder, or other transactions or events may be beyond our control. Our failure to obtain, or a delay in receiving, approval of any change in control from the Department of Education, the Higher Learning Commission, or the Arizona State Board for Private Postsecondary Education could impair our ability to operate or participate in the Title IV programs, which could have a material adverse effect on our business, prospects, financial condition, and results of operations. Our failure to obtain, or a delay in receiving, approval of any change in control from any other state in which we are currently licensed or authorized, or from any of our specialized accrediting commissions, could require us to suspend our activities in that state or suspend offering the applicable programs until we receive the required approval, or could otherwise impair our operations. The potential adverse effects of a change in control could influence future decisions by us and our stockholders regarding the sale, purchase, transfer, issuance, or redemption of our stock, which could discourage bids for your shares of our stock and could have an adverse effect on the market price of your shares.
Since May 2005, we have been certified to participate in Title IV programs on a provisional basis. We submitted our application for recertification in March 2008 in anticipation of the expiration of our provisional certification on June 30, 2008. The Department of Education did not make a decision on our recertification application by June 30, 2008, and therefore our provisional certification to participate in the Title IV programs has been automatically extended since that time on a month-to-month basis until the Department of Education makes its decision. For a school that is certified on a provisional basis, the Department of Education may revoke the institution’s certification without advance notice or advance opportunity for the institution to challenge that action. For a school that is provisionally certified on a month-to-month basis, like we are, the Department of Education may allow the institution’s certification to expire at the end of any month without advance notice, and without any formal procedure for review of such action. To our knowledge, such action is very rare and has only occurred upon a determination that an institution is in substantial violation of material Title IV requirements.
In connection with our initial public offering in November 2008 and our secondary offering in September 2009, Brent D. Richardson, our Executive Chairman, and Christopher C. Richardson, our General Counsel and a director (collectively, the “Richardson Voting Group”), had entered into voting agreements with certain stockholders. Pursuant to these agreements, certain of our stockholders granted to the Richardson Voting Group a five-year irrevocable proxy to exercise voting authority with respect to certain shares of our common stock held by such persons, for so long as such shares are held by such persons. The voting agreements do not apply to any shares held by any such person that are transferred in open-market or other transactions. The number of shares over which the Richardson Voting Group continues to hold voting power will decrease over time as shares held by other parties to the voting agreement are sold, which sales we may be not be aware of since many of the shares held by such other parties are held in “street name.” Pursuant to these agreements, however, following each offering and through January 11, 2011, the Richardson Voting Group continued to control the voting power of more than 25% of our total outstanding voting stock.

To avoid an unplanned change in control from occurring and to allow the Richardsons and other stockholders party to the agreements flexibility to sell shares without causing an unplanned change in control, we submitted a notice to the Department of Education informing it of the Richardson Voting Group’s intention to terminate the voting agreements, which would trigger a change in control because it would cause the Richardson Voting Group to own and control less than 25% of our outstanding voting stock, and requesting that the Department of Education review such proposed terminations and advise us as to the effect of such terminations on our eligibility to participate in the Title IV programs, particularly in light of our pending application for recertification (discussed below). In December 2010, the Department of Education responded to our request in writing and informed us that, consistent with Department of Education regulations, if we notified the Department of Education of the change in control and filed a timely and materially complete application within ten business days after the change in control occurs, the Department of Education may temporarily certify us on a provisional basis following the change in control, so that our students would retain access to Title IV program funds until the Department of Education completed its full review. In addition, the Department of Education informed us that it may extend our temporary provisional certification if we timely filed other required materials by the last day of the month following the month in which the change in control occurred, including any approval of the change in control by the Higher Learning Commission (our accrediting commission) and the Arizona State Board for Private Postsecondary Education (our state licensing agency), as required, and certain required financial information (consisting of our recent SEC filings) showing our financial condition. The Department of Education’s letter did not indicate any intention to impose any conditions (such as any letter of credit requirement) or other restrictions on us as a result of the change in control. Accordingly, following receipt of the Department of Education’s letter, the approval of the Higher Learning Commission to terminate the voting agreements and confirmation from the Arizona State Board for Private Postsecondary Education that terminating the voting agreements will not be considered a change in control, the Richardson Voting Group terminated the voting agreements effective January 12, 2011. On that same day, we filed our complete application and all other required information with the Department of Education.
Following the completion of the Department of Education’s review of the information that we have provided in connection with the termination of the voting agreements, it would normally certify us on a provisional basis for a period of up to approximately three years. The precise conditions and restrictions, if any, and duration of any provisional certification granted in this circumstance, however, are difficult to predict because we already are, and have been for an extended period, provisionally certified on a month-to-month basis. We do not believe that our continued provisional certification on a month-to-month basis, following the change in control or otherwise, has had or will have any material impact on our day-to-day operations. However, there can be no assurance that the Department of Education will recertify us or that it will not impose conditions or other restrictions on us as a condition of granting us provisional certification following the change in control or approving our pending recertification application or with respect to any future recertification. If the Department of Education does not renew or withdraws our certification to participate in the Title IV programs at any time, our students would no longer be able to receive Title IV program funds. Similarly, the Department of Education could renew our certification, but restrict or delay our students’ receipt of Title IV funds, limit the number of students to whom we could disburse such funds, or place other restrictions on us. Any of these outcomes would have a material adverse effect on our enrollments and us. See Item 1, Business — Regulation — Regulatory Standards that May Restrict Institutional Expansion or Other Changes — Change in ownership resulting in a change in control.
Our failure to comply with the regulatory requirements of states other than Arizona could result in actions taken by those states or the Department of Education that could have a material adverse effect on our enrollments.
Almost every state imposes regulatory requirements on educational institutions that have physical facilities located within the state’s boundaries. These regulatory requirements establish standards in areas such as educational programs, facilities, instructional and administrative staff, marketing and recruitment, financial operations, addition of new locations and educational programs, and various operational and administrative procedures, some of which are different than the standards prescribed by the Department of Education or the Arizona State Board for Private Postsecondary Education. Several states have sought to assert jurisdiction over educational institutions offering online degree programs that have no physical location in the state but that have some activity in the state, such as enrolling or offering educational services to students who reside in the state, employing faculty who reside in the state, or advertising to or recruiting prospective students in the state. In addition, the Department of Education has adopted new regulations that require online providers to meet any such state requirements and, thus, the Department of Education would seem to have authority, in addition to that of the states, to enforce applicable state law requirements. See Item 1. Business — Regulation — New and Pending Regulations — State authorization. Because state regulatory requirements for online education vary among the states, are not well developed in many states, are imprecise or unclear in some states, and can change frequently, it is unclear how the new Department of Education regulation will be enforced and what impact it will have on us. New laws, regulations, or interpretations related to doing business over the Internet could also increase our cost of doing business and affect our ability to recruit students in particular states, which could, in turn, negatively affect enrollments and revenues and have a material adverse effect on our business. In the future, states could coordinate their efforts in order to more aggressively attempt to regulate or restrict schools’ offering of online education.

In addition to Arizona, we have determined that our activities in certain states constitute a presence requiring licensure or authorization under the requirements of the state education agency in those states, which we have obtained. In certain other states, we have obtained approvals to operate as we have determined necessary in connection with our marketing and recruiting activities or where we have determined that our licensure or authorization can facilitate the teaching certification process in a particular state for graduates of our College of Education. We review the licensure or authorization requirements of other states when appropriate to determine whether our activities in those states constitute a presence or otherwise require licensure or authorization by the applicable state education agencies. Because state regulatory requirements, including agency interpretations, can change frequently, and because we enroll students in all 50 states and the District of Columbia, we expect that state regulatory authorities in states where we are not currently licensed or authorized will request that we seek licensure or authorization in their states in the future. Although we believe that we will be able to comply with additional state licensing or authorization requirements that may arise or be asserted in the future, including under the new Department of Education regulation, if we fail to comply with state licensing or authorization requirements for a state, or fail to obtain licenses or authorizations when required, we could lose our state licensure or authorization by that state or be subject to other sanctions, including restrictions on our activities in, and fines and penalties imposed by, that state, as well as fines, penalties, and sanctions imposed by the Department of Education. The loss of licensure or authorization in a state other than Arizona could prohibit us from recruiting prospective students or offering educational services to current students in that state, which could significantly reduce our enrollments.
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
Because we operate in a highly regulated industry, we are subject to program reviews, audits, investigations, claims of non-compliance, and lawsuits by government agencies, regulatory agencies, students, employees, stockholders, and other third parties alleging non-compliance with applicable legal requirements, many of which are imprecise and subject to interpretation. Item 1, Business — Regulation — Regulation of Federal Student Financial Aid Programs. As we grow larger, this scrutiny of our business may increase. See Item 1A, Risk Factors — The Department of Education is conducting a program review of Grand Canyon University, which may result in fines, penalties, other sanctions, and damage to our reputation in the industry. If the result of any such proceeding is unfavorable to us, we may lose or have limitations imposed on our state licensing, accreditation, or Title IV program participation; be required to pay monetary damages (including triple damages in certain whistleblower suits); or be subject to fines, injunctions, or other penalties, any of which could have a material adverse effect on our business, prospects, financial condition, and results of operations. Claims and lawsuits brought against us, even if they are without merit, may also result in adverse publicity, damage our reputation, negatively affect the market price of our stock, adversely affect our student enrollments, and reduce the willingness of third parties to do business with us. Even if we adequately address the issues raised by any such proceeding and successfully defend against it, we may have to devote significant financial and management resources to address these issues, which could harm our business.
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
If our students were unable to obtain private loans from third-party lenders, or the costs for such loans increase, our business could be adversely affected given our students’ reliance on such loans to satisfy their educational expenses.
Some of our students finance their education through private loans that are not subsidized. During the fiscal year ended December 31, 2010 and 2009, private loans to students at our school represented less than 1% of our net revenues (calculated based on net revenues from our income statement). These loans were provided pursuant to private loan programs and were made available to eligible students to fund a portion of the students’ costs of education not covered by the Title IV programs and state financial aid sources. Private loans are made to our students by lending institutions and are non-recourse to us. The 2008 reauthorization of the Higher Education Act and related proposed and final regulations place significant new restrictions on the relationships between institutions and the providers of private loans, and require that certain specific terms and disclosures accompany such loans. If our students’ or our students’ parents’ employment circumstances are adversely affected by regional or national economic downturns, our students may become more heavily dependent on student loans. At the same time, however, the increased regulatory burden has resulted, and could continue to result, in providers of private loans reducing the availability of or increasing the costs associated with providing private loans to postsecondary students. In particular, loans to students with low credit scores who would not otherwise be eligible for credit-based private loans have become increasingly difficult to obtain. Prospective students may find that these increased financing costs make borrowing prohibitively expensive and abandon or delay enrollment in postsecondary education programs. If any of these scenarios were to occur, our students’ ability to finance their education could be adversely affected and our student population could decrease, which could have a material adverse effect on our business, prospects, financial condition, and results of operations. In addition, interest rates have reached relatively low levels in recent years, creating a favorable borrowing environment for students. However, in the event interest rates increase or Congress decreases the amount available for federal student aid, our students may have to pay higher interest rates on their loans. Any future increase in interest rates will result in a corresponding increase in educational costs to our existing and prospective students, which could result in a significant reduction in our student population and revenues. Higher interest rates could also contribute to higher default rates with respect to our students’ repayment of their education loans. Higher default rates may in turn adversely impact our eligibility to participate in some or all of the Title IV programs, which could result in a significant reduction in our student population and our profitability.

Our reputation and our stock price may be negatively affected by adverse publicity or by the actions of other postsecondary educational institutions.
In addition to the Congressional and regulatory activities focused on for-profit educational institutions in 2010 and since, in recent years, regulatory proceedings and litigation have been commenced against various postsecondary educational institutions relating to, among other things, deceptive trade practices, false claims against the government, and non-compliance with Department of Education requirements, state education laws, and state consumer protection laws. These proceedings have been brought by the Department of Education, the U.S. Department of Justice, the SEC, and state governmental agencies, among others. These allegations have attracted adverse media coverage and have been the subject of legislative hearings and regulatory actions at both the federal and state levels, focusing not only on the individual schools but in some cases on the for-profit postsecondary education sector as a whole. Adverse media coverage regarding other for-profit education companies or other educational institutions could damage our reputation, result in lower enrollments, revenues, and operating profit, and have a negative impact on our stock price. Such coverage could also result in increased scrutiny and regulation by the Department of Education, Congress, accrediting commissions, state legislatures, state attorneys general, or other governmental authorities of all educational institutions, including us.
If the percentage of our revenue that is derived from the Title IV programs is too high, we may lose our eligibility to participate in those programs.
A requirement of the Higher Education Act, commonly referred to as the “90/10 Rule,” that is applicable only to for-profit, postsecondary educational institutions like us provides that an institution loses its eligibility to participate in the Title IV programs if the institution derives more than 90% of its revenue for each of two consecutive fiscal years from Title IV program funds. For purposes of the 90/10 Rule, revenue is calculated under a complex regulatory formula that requires cash basis accounting and other adjustments to the calculation of an institution’s revenue under generally accepted accounting principles that appears in its financial statements. This rule provides that an institution that violates this revenue limit becomes ineligible to participate in the Title IV programs as of the first day of the fiscal year following the second consecutive fiscal year in which it exceeds the 90% threshold, and its period of ineligibility extends for at least two consecutive fiscal years. If an institution exceeds the 90% threshold for two consecutive fiscal years and it and its students have received Title IV funds during the period of ineligibility, the institution will be required to return those Title IV funds to the applicable lender or the Department of Education. If an institution’s rate exceeds 90% for any single fiscal year, it will be placed on provisional certification for at least two fiscal years. The August 2008 reauthorization of the Higher Education Act included significant revisions to the 90/10 Rule that became effective upon the date of the law’s enactment, including provisions that allow institutions, when calculating their compliance with this revenue test, to exclude from their Title IV program revenue for a three-year period ending June 30, 2011 the additional federal student loan amounts that became available through the Unsubsidized Stafford Loan Program starting in July 2008, and to include more non-Title IV revenue, such as revenue from institutional loans under certain circumstances. Given the level of complexity of this calculation we are unable to quantify precisely the benefit that we have derived or will derive in the 90/10 percentage from these temporary exclusions. As such, our reported rates below exclude the benefits from these exclusions. Using the Department of Education’s cash-basis, regulatory formula under the “90/10 Rule” that was in effect prior to the August 2008 reauthorization of the Higher Education Act, for our 2010, 2009 and 2008 fiscal years, we derived approximately 84.9%, 82.5%, and 78.6%, respectively, of our 90/10 Rule revenue from Title IV program funds. As a result of recent changes in federal law that increased Title IV grant and loan limits, as well as the recent economic downturn, which has adversely affected the employment circumstances of our students and their parents and increased their reliance on Title IV programs, we expect the percentage of our revenue that we receive from the Title IV programs to continue to increase in the future, making it more difficult for us to satisfy this requirement. Exceeding the 90% threshold such that we lost our eligibility to participate in the Title IV programs would have a material adverse effect on our business, prospects, financial condition, and results of operations.

We may lose our eligibility to participate in the Title IV programs if our student loan default rates are too high.
An institution may lose its eligibility to participate in some or all of the Title IV programs if, for three consecutive years, 25% or more of its students who were required to begin repayment on their student loans in one year default on their payment by the end of the following year. In addition, an institution may lose its eligibility to participate in some or all of the Title IV programs if the default rate of its students exceeds 40% for any single year. The August 2008 reauthorization of the Higher Education Act extends by one year the period for which students’ defaults on their loans will be included in the calculation of an institution’s default rate, a change that is expected to increase our cohort default rates. The new law also increases the threshold for an institution to lose its eligibility to participate in the relevant Title IV programs from 25% to 30% over three consecutive years, while leaving the threshold at 40% for a single year. These changes to the law take effect for institutions’ cohort default rates for federal fiscal year 2009, which are expected to be calculated and issued by the Department of Education in 2012. While our cohort default rates have historically been significantly below these levels, we cannot assure you that this will continue to be the case. For example, we expect our cohort default rate for the 2009 federal fiscal year to increase (but remain well below the Department of Education’s thresholds) due primarily to the impact of current economic conditions on our students and former students. Our cohort default rates, under the two-year method, on federal student loans for the 2008, 2007, and 2006 federal fiscal years, the three most recent years for which such rates have been calculated, were 3.4%, 1.4%, and 1.6%, respectively. Our trial cohort default rates, under the three-year method, for the 2008, 2007, and 2006 federal fiscal years, as issued by the Department of Education in January 2011, were 8.4%, 2.9%, and 2.7%, respectively. Increases in interest rates or declines in income or job losses for our students could contribute to higher default rates on student loans. Exceeding the student loan default rate thresholds and losing our eligibility to participate in the Title IV programs would have a material adverse effect on our business, prospects, financial condition, and results of operations. Any future changes in the formula for calculating student loan default rates, economic conditions, or other factors that cause our default rates to increase, could place us in danger of losing our eligibility to participate in some or all of the Title IV programs and materially adversely affect us.
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
Building awareness of Grand Canyon University and the programs we offer is critical to our ability to attract prospective students. It is also critical to our success that we convert prospective students to enrolled students in a cost-effective manner and that these enrolled students remain active in our programs. Some of the factors that could prevent us from successfully recruiting, enrolling, and retaining students in our programs include:
•	the reduced availability of, or higher interest rates and other costs associated with, Title IV loan funds or other sources of financial aid;
•	the emergence of more successful competitors;
•	factors related to our marketing, including the costs and effectiveness of Internet advertising and broad-based branding campaigns and recruiting efforts;
•	performance problems with our online systems;
•	failure to maintain institutional and specialized accreditations;
•	the requirements of the education agencies that regulate us which restrict schools’ initiation of new programs and modification of existing programs;
•	the requirements of the education agencies that regulate us which restrict the ways schools can compensate their recruitment personnel;
•	increased regulation of online education, including in states in which we do not have a physical presence;
•	restrictions that may be imposed on graduates of online programs that seek certification or licensure in certain states;
•	student dissatisfaction with our services and programs;
•	the results of the ongoing program review by the Department of Education, and possible remedial actions or other liability resulting therefrom;
•	damage to our reputation or other adverse effects as a result of negative publicity in the media, in industry or governmental reports, or otherwise, affecting us or other companies in the for-profit postsecondary education sector;
•	price reductions by competitors that we are unwilling or unable to match;
•	a decline in the acceptance of online education;
•	an adverse economic or other development that affects job prospects in our core disciplines; and

•	a decrease in the perceived or actual economic benefits that students derive from our programs.

If we are unable to continue to develop awareness of Grand Canyon University and the programs we offer, and to recruit, enroll, and retain students, our enrollments would suffer and our ability to increase revenues and maintain profitability would be significantly impaired.
Our business may be adversely affected by a general economic slowdown or recession in the U.S. or abroad or by an economic recovery in the U.S.
The U.S. and many other industrialized countries are experiencing challenging economic circumstance, including increases in unemployment, uncertainty about financial markets and, in many cases, economic recession. In addition, homeowners in the U.S. have experienced a significant reduction in their net worth due to continued declines in residential real estate values across the U.S. We believe the economic downturn in the U.S., in particular the high unemployment rate, has contributed to a portion of our increased enrollment growth as an increase number of working adults seek to continue to advance their education to improve job security or new employment prospects. This effect cannot be quantified. However, to the extent that the economic downturn and increased unemployment have increased demands for our programs, an improving economy and increased employment may negate this effect and reduce such demand as fewer learners seek to advance their education. This decline could have a material adverse effect on our business, financial condition, results of operations and cash flows. Alternatively, a worsening of economic and employment conditions may reduce the ability for employers to sponsor educational opportunities for their employees, which could adversely impact our enrollment. In addition, continued deterioration in our economy and employment opportunities could adversely affect the ability of our former students to repay student loans, which could increase our bad debt expense and our student loan cohort default rate, which would require increased focus and attention to manage these defaults, which could have a material adverse effect on our business.
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
Our conversion to a borrower-based, non-term financial aid system has resulted in lower enrollments in a manner that materially and adversely affects our business.
A significant portion of our net revenue is derived from tuition financed by the Title IV programs. Federal regulations dictate the timing of disbursements under the Title IV programs. In April 2010, we began transitioning our online and professional studies students from a “term-based” financial aid system (where all students, including online students, begin programs and are eligible to receive financial aid at periodic start dates pursuant to a calendar-based term system) to a “borrower-based, non-term” or “BBAY” financial aid system (where each student may begin a program and be eligible to receive financial aid at any time throughout the year). We believe BBAY provides greater ease and flexibility for our students by providing for rolling and flexible start dates. It also assists in ensuring that students do not over borrow in the early years of a program, which could result in aggregate loan limits being exceeded prior to graduation. The move to BBAY has, in some circumstances, significantly reduced the amount of living expenses a student is eligible to receive. Therefore, we believe that the conversion to BBAY, although positive for the student in many respects, has caused some of our existing students to leave Grand Canyon University and some potential new students to look for educational opportunities elsewhere. The increased flexibility of BBAY has also resulted in our students more frequently taking breaks between classes which has the effect of reducing the revenues we earn in the short term. This consequence of the move to BBAY was particularly apparent during the period of time between Thanksgiving and New Years Day when a number of previously active students chose to delay the continuation of their studies until after the holidays.
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
We currently have relationships with large school districts and healthcare systems, primarily in Arizona, and also have relationships with national and international employers, to provide their employees with the opportunity to obtain degrees through us while continuing their employment. These relationships are an important part of our strategy as they provide us with a steady source of potential working adult students for particular programs and also serve to increase our reputation among high-profile employers. As a result of economic conditions, a number of employers we work with have reduced the extent to which they reimburse their employees for participating in our programs. If we are unable to develop new relationships, or if our existing relationships deteriorate or end as a result of current or future economic conditions affecting employers or otherwise, our efforts to seek these sources of potential working adult students will be impaired, and this could materially and adversely affect our business, prospects, financial condition, and results of operations.
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
Our success to date has largely depended on, and will continue to depend on, the skills, efforts, and motivation of our executive officers, who generally have significant experience with our University and within the education industry. Our success also largely depends on our ability to attract and retain highly qualified faculty, school administrators, and additional corporate management personnel. We may have difficulties in locating and hiring qualified personnel and in retaining such personnel once hired. In addition, because we operate in a highly competitive industry, our hiring of qualified executives or other personnel may cause us or such persons to be subject to lawsuits alleging misappropriation of trade secrets, improper solicitation of employees, or other claims. Other than non-compete agreements of limited duration that we have with certain executive officers, we have not historically sought non-compete agreements with key personnel and they may leave and subsequently compete against us. The loss of the services of any of our key personnel, many of whom are not party to employment agreements with us, or our failure to attract and retain other qualified and experienced personnel on acceptable terms, could cause our business to suffer.
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
The market price of our common stock could fluctuate significantly for various reasons, which include:
•	our quarterly or annual earnings or earnings of other companies in our industry;
•	the public’s reaction to our press releases, our other public announcements, and our filings with the SEC;
•	changes in earnings estimates or recommendations by research analysts who track our common stock or the stocks of other companies in our industry;
•	changes in our number of enrolled students;
•	new or proposed laws or regulations or new or proposed interpretations of laws or regulations applicable to our business;
•	seasonal variations in our student population;
•	damage to our reputation or other adverse effects as a result of negative publicity in the media, in industry or governmental reports, or otherwise, affecting us or other companies in the for-profit postsecondary education sector;
•	the availability and cost of Title IV funds, other student financial aid, and private loans;
•	the failure to maintain or keep in good standing our regulatory approvals and accreditations;
•	changes in accounting standards, policies, guidance, interpretations, or principles;
•	changes in general conditions in the U.S. and global economies or financial markets, including those resulting from war, incidents of terrorism, or responses to such events;
•	an adverse economic or other development that affects job prospects in our core disciplines;
•	litigation involving our University, or investigations or audits by regulators into the operations of our University or our competitors, including the ongoing program review being conducted by the Department of Education; and
•	sales of common stock by our directors, executive officers, and significant stockholders.
In addition, in recent years, the stock market has experienced extreme price and volume fluctuations. This volatility has had a significant impact on the market price of securities issued by many companies, including companies in our industry. The changes frequently appear to occur without regard to the operating performance of these companies. The price of our common stock could fluctuate based upon factors that have little or nothing to do with our University, and these fluctuations could materially reduce our stock price.
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
The trading market for our common stock depends in part on the research and reports that industry or financial analysts publish about us or our business. If one or more of the analysts covering us downgrade their estimates or evaluations of our stock, the price of our stock could decline. If one or more of these analysts cease coverage of our University, we could lose visibility in the market for our stock, which in turn could cause our stock price to decline.
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
We own our ground campus, which is located on approximately 100 acres in the center of the Phoenix, Arizona metropolitan area, near downtown Phoenix. Our campus facilities currently consist of 43 buildings with more than 700,000 square feet of space, which include 64 classrooms, two lecture halls, a 300-seat theater, four student computer labs with 125 computers that are available to students 18 hours per day, a 155,000-volume library, a media arts complex that provides communications students with audio and video equipment, and a 55,000 square foot recreation center for both student-athletes and on-campus students. We house our ground students in an on-campus student apartment complex and dormitories that can collectively hold up to 1,200 students. A new 140,000 square foot arena will open in September 2011, a new 500 bed dormitory and a food court will be completed in August 2011. We also lease four additional facilities for employees in Arizona. We may add additional space in our Arizona locations to accommodate our growth plans in 2011 and beyond.

Item 3.	Legal Proceedings
On August 14, 2008, the U. S. Department of Education, Office of Inspector General (“OIG”) served an administrative subpoena on Grand Canyon University requiring us to provide certain records and information related to performance reviews and salary adjustments for all of our enrollment counselors and managers from January 1, 2004 to August 2008. We cooperated with the OIG to facilitate its investigation and completed our rolling responsive document production, which commenced in September 2008, in June 2009. In light of the settlement of the qui tam litigation described below, we believe that this investigation has effectively ended.
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

The qui tam lawsuit alleged, among other things, that we violated the False Claims Act by knowingly making false statements, and submitting false records or statements, from at least 2001 to the present, to get false or fraudulent claims paid or approved, and asserted that we improperly compensated certain of our enrollment counselors in violation of the Title IV law governing compensation of such employees, and as a result, improperly received Title IV program funds. The complaint specifically alleged that some of our compensation practices with respect to our enrollment personnel, including providing non-cash awards, violated the Title IV law governing compensation. While we believe that the compensation policies and practices at issue in the complaint were not based on success in enrolling students in violation of applicable law, the Department of Education’s regulations and interpretations of the incentive compensation law do not establish clear criteria for compliance in all circumstances, and some of these practices, including the provision of non-cash awards, were not within the scope of any explicit “safe harbor” provided in the compensation regulations. The complaint sought treble the amount of unspecified damages sustained by the federal government in connection with our receipt of Title IV funding, a civil penalty for each violation of the False Claims Act, attorneys’ fees, costs, and interest. We filed a motion to dismiss this case in November 2008, which was denied by the Court in February 2009.
Pursuant to the court’s mandatory scheduling order, the University entered into settlement discussions with respect to the qui tam matter with the relator and, in October 2009, reached a settlement in principle with the relator pursuant to which the University agreed to pay $5.2 million to finally resolve the qui tam case and thereby avoid the cost and distraction of a potentially protracted trial. Thus, in the third quarter of 2009, the University accrued $5.2 million for the estimated litigation loss. This settlement in principle was conditioned upon obtaining the approval of the U.S. Department of Justice (which has authority to approve settlement of False Claims Act matters) and the Department of Education with respect to the issuance to the University of a full three-year Title IV program participation agreement (the University’s application for which has been pending since March 2008), resolving the OIG investigation, and finalizing the settlement terms that would release the University from other False Claims Act cases based upon the conduct covered by the settlement. Following unsuccessful attempts to finalize a settlement agreement among the University, the relator and the United States, on April 28, 2010, the University and the relator submitted a proposed settlement agreement to the Court for approval. In accordance with a scheduling order set by the Court, the United States filed certain objections to the proposed settlement agreement to which the University and the relator responded. The Court then held a hearing regarding the proposed settlement agreement, and the United States’ objections thereto, on June 10, 2010.
Following the June 10, 2010 hearing, the Court ruled that, notwithstanding the United States’ objections, the Court would not object to the provisions of the settlement agreement proposed by the University and the relator that provide, among other things, (a) that the $5.2 million settlement amount would be payable by the University on the earlier of September 1, 2011 or the issuance by the Department of Education to the University of a full three-year Title IV program participation agreement, and (b) that the University would receive a release from future False Claims Act claims (i.e. qui tam actions) with respect to all conduct which is of the same subject matter as the conduct that is at issue in the current qui tam litigation (the “covered conduct”) through April 28, 2010 (the date that the settlement agreement was submitted to the Court). The Court asked for further briefing and a final hearing on August 13, 2010 on the issue of whether the Court had jurisdiction to approve the settlement agreement, over the United States’ objections, if it included (i) within the scope of the release provision, a release, given by the relator acting on behalf of the Department of Education to the fullest extent permitted by applicable law, from future Department of Education administrative actions with respect to the covered conduct, and (ii) a provision confirming that the University had fully complied with the OIG subpoena.
Following the August 13, 2010 hearing, on August 17, 2010 the Court filed an order approving a settlement agreement between the University and the relator. In its August 17, 2010 order, the Court approved the inclusion of the administrative release provision in the settlement agreement, but stated that it lacked a basis for making a finding regarding the University’s compliance with the OIG subpoena. As a result, the settlement agreement provided a release to the University, given by the relator acting on behalf of the Department of Education to the fullest extent permitted by law, from future Department of Education administrative actions with respect to the covered conduct for the period from January 1, 2001 to April 28, 2010, although the Department of Education does retain the power it currently possesses to initiate other administrative actions against the University. On August 20, 2010, the Court filed an order dismissing the matter with prejudice pursuant to the settlement. As required by the settlement agreement, the University promptly deposited $5.2 million into an interest-bearing segregated account controlled by the University, for payment to the United States and the relator in accordance with the terms of the settlement agreement, as described above.

On September 16, 2010, the United States filed a notice with the Court that it intended to appeal, before the U.S. Court of Appeals for the Ninth Circuit, the Court’s June 10, 2010 and August 17, 2010 orders overruling the United States’ objections to the settlement and the Courts’ August 20, 2010 order dismissing that matter with prejudice pursuant to the settlement.
On December 27, 2010, the United States filed a motion with the Court of Appeals seeking to voluntarily dismiss its appeal of the District Court’s orders. The Court of Appeals granted this motion on December 28, 2010. As a result the settlement agreement previously approved by the District Court will take effect on the terms previously disclosed. Subject to the distribution of the settlement amount from escrow in accordance with the terms of the settlement agreement, the qui tam matter, which was originally filed in 2007 and unsealed in 2008, is now finally resolved.
From time to time, we are subject to ordinary and routine litigation incidental to our business. While the outcomes of these matters are uncertain, management does not expect that the ultimate costs to resolve these matters will have a material adverse effect on our financial position, results of operations or cash flows.

Item 4.	(Removed and Reserved)

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
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
The table below sets forth the high and low sales prices for our common stock, as reported by the Nasdaq Global Market.

	High	Low
2009
First Quarter	$20.80	$12.53
Second Quarter	$17.35	$12.74
Third Quarter	$19.52	$15.69
Fourth Quarter	$19.88	$15.96

2010
First Quarter	$27.23	$18.15
Second Quarter	$28.46	$22.83
Third Quarter	$24.70	$15.33
Fourth Quarter	$23.26	$16.90
Holders
As of December 31, 2010, there were approximately 21 registered holders of record of common stock. A substantially greater number of holders of common stock are “street name” or beneficial holders, whose shares are held of record by banks, brokers and other financial institutions.
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
None.
Securities Authorized for Issuance under Equity Compensation Plans
The information required by Item 201(d) of Regulation S-K is provided under Item 12, Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters, “Equity Compensation Plan Information,” which is incorporated herein by reference.
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
On August 14, 2010, our Board of Directors adopted a stock repurchase program, pursuant to which we are authorized to repurchase up to $25.0 million of shares of common stock, from time to time, depending on market conditions and other considerations. The expiration date on the repurchase authorization is September 30, 2011 and repurchases occur at our discretion. Repurchases may be made in the open market or in privately negotiated transactions, pursuant to the applicable SEC rules. The amount and timing of future share repurchases, if any, will be made as market and business conditions warrant. No repurchases of our common stock were made in the fourth quarter of fiscal 2010.

University Stock Performance
The following graph compares the cumulative 25-month return of holders of our common stock with the cumulative total returns of the S&P 500 Index, the NASDAQ Composite index, our a peer group of six companies that includes: Capella Education Company, American Public Education, Inc., Apollo Group Inc., Strayer Education Inc; Education Management Corporation and Bridgepoint Education, Inc. This chart assumes that an investment of $100 was made in our common stock, in the index, and in the peer group on November 20, 2008 and that all dividends paid by us (other than the special distribution) and such companies were reinvested, and tracks the relative performance of such investments through December 31, 2010.

*	$100 invested on 11/20/08 in stock or 10/31/08 in index, including reinvestment of dividends. Fiscal year ending December 31.
Copyright© 2011 S&P, a division of The McGraw-Hill Companies Inc. All rights reserved.

	11/08	11/08	12/08	1/09	2/09	3/09	4/09	5/09

Grand Canyon Education, Inc.	100.00	125.23	158.48	146.24	143.63	145.65	137.97	114.43
S&P 500	100.00	92.83	93.81	85.91	76.76	83.48	91.47	96.59
NASDAQ Composite	100.00	89.99	92.81	87.08	81.62	89.96	100.59	104.30
New Peer Group	100.00	112.86	110.37	114.62	103.04	91.28	77.84	74.49

	6/09	7/09	8/09	9/09	10/09	11/09	12/09

Grand Canyon Education, Inc.	141.60	147.76	146.84	150.46	136.88	161.77	160.42
S&P 500	96.78	104.10	107.86	111.88	109.80	116.39	118.64
NASDAQ Composite	108.02	116.39	118.59	125.08	120.89	126.96	134.06
New Peer Group	89.68	87.84	84.18	91.49	76.19	75.97	80.07

	1/10	2/10	3/10	4/10	5/10	6/10	7/10

Grand Canyon Education, Inc.	168.52	183.54	220.59	204.05	207.26	197.72	204.81
S&P 500	114.37	117.91	125.03	127.00	116.86	110.74	118.50
NASDAQ Composite	127.40	132.92	142.25	145.46	133.36	125.34	133.98
New Peer Group	77.94	80.92	86.97	84.01	79.13	64.69	71.06

	8/10	9/10	10/10	11/10	12/10

Grand Canyon Education, Inc.	143.88	185.06	158.73	160.68	165.32
S&P 500	113.15	123.25	127.94	127.96	136.51
NASDAQ Composite	126.21	141.37	149.55	148.93	158.26
New Peer Group	52.47	66.91	51.37	50.97	60.29
Copyright© 2011 Standard & Poor’s, a division of The McGraw-Hill Companies Inc. All rights reserved. (www.researchdatagroup.com/S&P.htm)
The information contained in the performance graph shall not be deemed “soliciting material” or to be “filed” with the SEC nor shall such information be deemed incorporated by reference into any future filing under the Securities Act or the Exchange Act, except to the extent that we specifically incorporate it by reference into such filing.
The stock price performance included in this graph is not necessarily indicative of future stock price performance.

Item 6.	Selected Financial and Other Data
The following selected financial and other data should be read in conjunction with Item 8, Financial Statements and Supplementary Data, and Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, to fully understand factors that may affect the comparability of the information presented below. The selected income statement data and other data, excluding period end enrollment, for the years ended December 31, 2010, 2009, and 2008, and the selected balance sheet data as of December 31, 2010, and 2009, have been derived from our audited financial statements for such years, which are included herein. The selected income statement data and other data, excluding period end enrollment, for the years ended December 31, 2007 and 2006, and the selected balance sheet data as of December 31, 2007, and 2006, have been derived from our audited financial statements for such years, which are not included herein. Our historical results are not necessarily indicative of our results for any future period.

	Year Ended December 31,
	2010	2009	2008	2007	2006
	(In thousands, except per share data)

Income Statement Data:
Net revenue	$385,825	$261,902	$161,309	$99,326	$72,111
Costs and expenses:
Instructional costs and services	140,037	87,592	54,450	39,050	31,287
Selling and promotional	112,493	85,405	65,551	35,148	20,093
General and administrative	49,980	35,619	26,825	17,001	15,011
Contract termination fee	9,233	—	—	—	—
Litigation loss	—	5,200	—	—	—
Estimated exit costs	258	1,218	—	—	—
Royalty to former owner	296	296	1,686	3,782	2,678

Total costs and expenses	312,297	215,330	148,512	94,981	69,069

Operating income	73,528	46,572	12,797	4,345	3,042
Interest expense	(889)	(1,613)	(2,897)	(2,975)	(2,827)
Interest income	168	324	640	1,172	912

Income before income taxes	72,807	45,283	10,540	2,542	1,127
Income tax expense	28,442	17,979	3,855	1,016	529

Net income	44,365	27,304	6,685	1,526	598
Preferred dividends	—	—	(938)	(349)	(527)

Net income available to common stockholders	$44,365	$27,304	$5,747	$1,177	$71

Earnings per common share
Basic	$0.97	$0.60	$0.26	$0.06	$0.00
Diluted	$0.96	$0.60	$0.17	$0.03	$0.00
Shares used in computing earnings per common share
Basic	45,722	45,184	22,185	18,923	18,853
Diluted	46,396	45,503	33,430	35,143	36,858

	Year Ended December 31,
	2010	2009	2008	2007	2006
	(In thousands)
Other Data:
Capital expenditures	$62,627	$60,265	$8,374	$7,406	$2,387
Depreciation and amortization	$11,812	$7,664	$5,095	$3,300	$2,396
Adjusted EBITDA(1)	$101,176	$65,119	$25,675	$11,723	$9,074
Period end enrollment(2):
Online	37,734	34,596	21,955	12,497	8,406
Ground	3,748	3,113	2,681	2,257	2,256

	As of December 31,
	2010	2009	2008	2007	2006
	(In thousands)
Balance Sheet Data:
Cash and cash equivalents and marketable securities	$33,637	$63,101	$35,627	$18,930	$11,535
Restricted cash, cash equivalents and investments	52,938	3,233	5,125	7,578	5,900
Total assets	284,255	174,738	116,990	88,568	61,232
Capital lease obligations (including short-term)	1,824	1,619	30,509	29,228	29,728
Notes payable (including short-term)	23,907	26,088	1,744	2,408	2,462
Preferred stock	—	—	—	31,948	21,390
Total stockholders’/member s’ equity (deficit)	136,660	86,028	53,590	(10,386)	(11,723)

(1)	Adjusted EBITDA is defined as net income plus interest expense net of interest income, plus income tax expense, and plus depreciation and amortization (EBITDA), as adjusted for (i) the amortization of prepaid royalty payments recorded in conjunction with a settlement of a dispute with our former owner, as discussed in Note 2 to our financial statements that are included in Item 8, Financial Statements and Supplementary Data; (ii) management fees and expenses that are no longer paid; (iii) contributions made to Arizona school tuition organizations in lieu of the payment of state income taxes, which we typically make in the fourth quarter of a fiscal year; (iv) litigation losses, if any; (v) exit costs, if any; (vi) contract termination fees, if any; and (vii) share-based compensation.

(2)	Enrollment at December 31, 2010 represents individual students who attended a course during the last two months of the calendar quarter. Prior to our transition to BBAY, enrollment had been defined as individual students that attended a course in a term that was in session as of the end of the quarter.
We present Adjusted EBITDA because we consider it to be an important supplemental measure of our operating performance. We also make certain compensation decisions based, in part, on our operating performance, as measured by Adjusted EBITDA, and our loan agreement requires us to comply with covenants that include performance metrics substantially similar to Adjusted EBITDA. All of the adjustments made in our calculation of Adjusted EBITDA are adjustments to items that management does not consider to be reflective of our core operating performance. Management considers our core operating performance to be that which can be affected by our managers in any particular period through their management of the resources that affect our underlying revenue and profit generating operations during that period. Royalty expenses paid to our former owner, contributions made to Arizona school tuition organizations in lieu of the payment of state income taxes, estimated litigation losses, exit costs, share-based compensation, and contract termination fees are not considered reflective of our core performance. We believe Adjusted EBITDA allows us to compare our current operating results with corresponding historical periods and with the operational performance of other companies in our industry because it does not give effect to potential differences caused by variations in capital structures (affecting relative interest expense, including the impact of write-offs of deferred financing costs when companies refinance their indebtedness), tax positions (such as the impact on periods or companies of changes in effective tax rates or net operating losses), the book amortization of intangibles (affecting relative amortization expense), and other items that we do not consider reflective of underlying operating performance. We also present Adjusted EBITDA because we believe it is frequently used by securities analysts, investors, and other interested parties as a measure of performance.
In evaluating Adjusted EBITDA, investors should be aware that in the future we may incur expenses similar to the adjustments described above. Our presentation of Adjusted EBITDA should not be construed as an inference that our future results will be unaffected by expenses that are unusual, non-routine, or non-recurring. Adjusted EBITDA has limitations as an analytical tool, and you should not consider it in isolation, or as a substitute for net income, operating income, or any other performance measure derived in accordance with and reported under GAAP or as an alternative to cash flow from operating activities or as a measure of our liquidity. Some of these limitations are that it does not reflect:
•	cash expenditures for capital expenditures or contractual commitments;

•	changes in, or cash requirement for, our working capital requirements;

•	interest expense, or the cash required to replace assets that are being depreciated or amortized; and
•	the impact on our reported results of earnings or charges resulting from the items for which we make adjustments to our EBITDA, as described above and set forth in the table below.
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
The following table presents data relating to Adjusted EBITDA, for the periods indicated:

	Year Ended December 31,
(In thousands)	2010	2009	2008
Net income	$44,365	$27,304	$6,685
Plus: interest expense net of interest income	721	1,289	2,257
Plus: income tax expense	28,442	17,979	3,855
Plus: depreciation and amortization	11,812	7,664	5,095

EBITDA	85,340	54,236	17,892

Plus: royalty to former owner(a)	296	296	1,686
Plus: management fees and expenses(b)	—	—	356
Plus: contributions made in lieu of state income taxes(c)	1,000	750	750
Plus: litigation loss(d)	—	5,200	—
Plus: exit costs(e)	258	1,218	—
Plus: contract termination fee(f)	9,233	—	—
Plus: share-based compensation(g)	5,049	3,419	4,991

Adjusted EBITDA	$101,176	$65,119	$25,675

(a)	Reflects the royalty fee arrangement with the former owner of Grand Canyon University in which we agreed to pay a stated percentage of cash revenue generated by our online programs. As a result of the settlement of a dispute with the former owner, we are no longer obligated to pay this royalty, although the settlement includes a prepayment of future royalties that we amortize over time. See Note 2 to our financial statements that are included in Item 8, Financial Statements and Supplementary Data.

(b)	Reflects management fees and expenses to the general partner of Endeavour Capital Fund IV, L.P., one of our significant stockholders. Concurrent with the completion of the initial public offering in November 2008, the professional services agreement pursuant to which these fees and expenses were paid terminated by its terms.

(c)	Reflects contributions made to various Arizona school tuition organizations to assist with funding for education. In connection with such contributions made we received a dollar-for-dollar state income tax credit, which resulted in a reduction in our effective income tax rate to 39.1%, 39.7% and 36.6% for the years ended December 31, 2010, 2009 and 2008, respectively. Had these contributions not been made, our effective tax rate would have been 39.9%, 40.7% and 40.8%, for 2010, 2009 and 2008, respectively. Such contributions are viewed by our management to be made in lieu of payments of state income taxes and are therefore excluded from evaluation of our core operating performance.

(d)	Reflects an accrual of $5.2 million for the litigation settlement on our qui tam matter, which became final in December 2010. See Item 8, Financial Statements and Supplementary Data, and Part I, Item 3, Legal Proceedings.

(e)	Represents exit costs related to the closure of a student services facility in Utah, including termination benefits, relocation expenses and the future lease payments, plus the write off of leasehold improvements associated with the leased space.

(f)	Represents contract termination fees related to the termination of our Mind Streams revenue sharing arrangement, which was reached in December 2010. See Item 8, Financial Statements and Supplementary Data.

(g)	Reflects share-based compensation expense relating to stock and option grants made to employees and directors in connection with our initial public offering and thereafter.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
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
Executive Overview
We are a regionally accredited provider of postsecondary education services focused on offering graduate and undergraduate degree programs in our core disciplines of education, business, healthcare, and liberal arts. We offer programs online as well as ground programs at our approximately 100-acre traditional campus in Phoenix, Arizona and onsite at the facilities of employers. At December 31, 2010, we had approximately 41,500 students. At December 31, 2010, 91.0% of our students were enrolled in our online programs and, of those students 45.5% were pursuing master’s or doctoral degrees.
Key Trends, Developments and Challenges
The following circumstances and trends present opportunities, challenges and risks.
Evolving Postsecondary Education Market. The U.S. is in the midst of an economic downturn that has caused an increased number of individuals to consider advancing their education. Additionally, we believe the number of non-traditional students who work, are raising a family, or are doing both while trying to earn a college degree continues to grow. Given these trends, we believe that many individuals will be attracted to our high quality academic programs at affordable tuition rates. However we believe that competition for students, especially graduate students, continues to increase.
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
Final Rules Adopted by the Department of Education. In October 2010, the Department of Education issued new rules regarding the incentive compensation rule and certain other “program integrity” issues. These rules, which we describe below, will largely become effective on July 1, 2011.
Revised incentive compensation rule. As described above in “Item 1 — Business — Regulation,” under current Department of Education regulations, there are 12 “safe harbors” that describe payments and arrangements that do not violate the incentive compensation rule. In the final rules, the 12 safe harbors under the incentive compensation rule were eliminated as the Department of Education took the position that any commission, bonus or other incentive payment based in any part, directly or indirectly, on securing enrollments or awarding financial aid is inconsistent with the incentive payment prohibition in the Higher Education Act. The Department of Education contends that institutions do not need to rely on safe harbors to protect compensation that complies with the Higher Education Act, and that institutions can readily determine if a payment or compensation is permissible under the Higher Education Act by analyzing (1) whether it is a commission, bonus or other incentive payment, defined as an award of a sum of money or something of value (other than a fixed salary or wages), paid to or given to a person or entity for services rendered, and (2) whether the commission, bonus or other incentive payment is provided to any person based in any part, directly or indirectly, upon success in securing enrollments or the award of financial aid, which are defined as activities engaged in for the purpose of the admission or matriculation of students for any period of time or the award of financial aid. The Department of Education maintains that an institution can still make merit-based adjustments to employee compensation, provided that such adjustments are not based in any part, directly or indirectly, upon success in securing enrollments or the award of financial aid. Accordingly, among other things, the Department of Education states that (1) an institution may maintain a hierarchy of recruitment personnel with different levels of responsibility, with salary scales that reflect an added amount of responsibility, (2) an institution may promote or demote recruitment personnel based on merit, and (3) an institution may make a compensation decision based on seniority or length of employment, provided that in each case compensation decisions are consistent with the Higher Education Act’s prohibition on incentive compensation. The final rules further clarify that this prohibition may extend to individuals holding a managerial position at any level of the company, to the extent that a particular individual has responsibility for recruitment or admission of students, or makes decisions about awarding Title IV program funds. The Department of Education states that an institution still would be able to make merit-based adjustments to employee compensation, but would not be permitted to consider nor base compensation directly or indirectly, in any part, on factors such as an employee’s success in securing student enrollments, the award of financial aid or institutional goals based on that success.
While it is anticipated that the Department of Education may issue certain guidance on incentive compensation issues prior to July 1, 2011, we believe the changes imposed by the final rules, including the elimination of the safe harbors, increase the uncertainty about what constitutes incentive compensation and which employees are covered by the regulation. In light of such uncertainty, we have changed some of our compensation practices for enrollment counselors and other employees, as well as the terms of our arrangements with certain third parties whom we pay for Internet-based services related to lead generation and marketing and whose activities are also subject to the incentive compensation rules. The changes in these practices and arrangements could adversely affect our ability to compensate our enrollment counselors, other employees, and third parties in a manner that appropriately reflects their relative merit, which in turn could reduce their effectiveness and make it more difficult to attract and retain staff with the desired talent and motivation to succeed at Grand Canyon University. In addition, this lack of certainty could increase the risk of future federal False Claims Act qui tam lawsuits in which private plaintiffs assert that our compensation practices violate the incentive compensation rules and, therefore, that our receipt of Title IV funds constitutes a submission to the government of a false claim for payment.
Misrepresentation. The final rules include provisions that strengthen the Department of Education’s authority to sanction institutions for misrepresentations made by employees and certain third parties with which such institutions maintain service agreements (such as for the provision of educational programs or marketing, advertising, recruiting or admissions services). Considering the breadth of this prohibition, it is possible that, despite our efforts to prevent such misrepresentations, our employees or service providers may make statements that could be construed as misrepresentations. As a result, we may face complaints from students, prospective students and employees over statements made by us and our agents throughout the enrollment, admissions and financial aid process, as well as throughout attendance at Grand Canyon University, which would expose us to increased risk of litigation and enforcement action and applicable sanctions or other penalties up to and including termination of Title IV eligibility.
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

Approval of new programs. The final rules include provisions regarding the approval of new programs. Although the final rules relaxed the program approval standard originally proposed, the rules still impose various new requirements on, and could adversely affect, our ability to add new academic programs. In addition, the Department of Education has published no definite standards by which schools can determine the likelihood that any program will be approved. As such, we believe this rule adds uncertainty regarding new program approval, which could adversely affect our ability to respond to emerging employment trends and add programs that are responsive to those trends, which in turn could decrease our attractiveness to certain students. In addition, a lack of certainty could increase the risk of future federal False Claims Act qui tam lawsuits in which private plaintiffs assert that students improperly received Title IV aid while attending a program that has not been approved.
Additional final rules. In addition to the program integrity issues specifically addressed above, the final rules include provisions regarding the definition of a credit hour; written agreements between institutions, particularly institutions under common ownership or control; the administration of ability-to-benefit examinations; requirements regarding an institution’s return of Title IV program funds; and certain other issues pertaining to a student’s eligibility to receive Title IV program funds. We are in the process of reviewing all of the final rules. We cannot predict how the recently released or any other resulting regulations will be interpreted, and therefore whether we will be able to comply with these requirements by the effective date. Insufficient time, or lack of sufficient guidance, for compliance with the final rules, could have a material adverse effect on our business. Uncertainty surrounding the application of the final rules, interpretive regulations, and guidance from Department of Education may continue for some period of time and could reduce our enrollment, increase our cost of doing business, and have a material adverse effect on our business, financial condition, results of operations and cash flows.
Pending gainful employment rule. Under the Higher Education Act, proprietary schools are eligible to participate in Title IV programs in respect of educational programs that lead to “gainful employment in a recognized occupation,” with the limited exception of qualified programs leading to a bachelor’s degree in liberal arts. Historically, this concept has not been defined in detail. The proposed definition of gainful employment in the July 26, 2010 NPRM described above would take into consideration whether former students are repaying their federal student loans and the relationship between total student loan debt and average earnings after completing a postsecondary program. As proposed in the NPRM, individual educational programs would be divided into three groups based on the proposed metrics:
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
While we have not yet received notification of the timing of our exit interview or the Department of Education’s preliminary program review report or final determination letter, as a result of concerns first raised by a member of the program review team at the conclusion of the site visit and subsequently stated in an affidavit by such member filed in connection with the August 13, 2010 hearing in our qui tam case, we became aware that the program review team had two preliminary findings of concern. The first issue is whether a compensation policy in use during part of the period under review improperly rewarded some enrollment counselors based on success in enrolling students in violation of applicable law. As we have previously disclosed in the context of our now-settled qui tam action, while we believe that our compensation policies and practices are not based on success in enrolling students in violation of applicable law, the Department of Education’s regulations and interpretations of the incentive compensation law do not establish clear criteria for compliance in all circumstances and some of our practices in prior years were not within the scope of any specific “safe harbor” provided in the compensation regulations.

The second issue is whether, during the award years under review, certain programs offered within our College of Liberal Arts provided students with training to prepare them for gainful employment in a recognized occupation. This “gainful employment” standard has been a requirement for Title IV eligibility for programs offered at proprietary institutions of higher education such as Grand Canyon University although pursuant to legislation passed in 2008 and effective as of July 1, 2010, this requirement no longer applies to designated liberal arts programs offered by us and certain other institutions that have held accreditation by a regional accrediting agency since a date on or before October 1, 2007 (we have held a regional accreditation since 1968). Subsequent to the filing of the affidavit by the program review team member expressing this preliminary finding, the program review team submitted a written request to us in which the program review team stated the view that, prior to July 1, 2010, traditional liberal arts programs were not considered as being eligible under Title IV but then requested additional information from us that would help the Department of Education determine whether the programs offered within our College of Liberal Arts were eligible under Title IV because they did provide training to prepare students for gainful employment in a recognized occupation. While we were not informed as to which specific programs offered within our College of Liberal Arts the program review team believes may be ineligible, in August 2010 we provided the Department of Education with the requested information which we believe demonstrates that the programs offered within our College of Liberal Arts met this requirement. We have received no further communications from the Department of Education regarding the program review.
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
Congressional Hearings. During 2010 and since, there has been increased focus by Congress on the role that for-profit educational institutions play in higher education. Each of the Congressional education committees held one or more hearings examining various aspects of the proprietary education industry, including the manner in which accrediting agencies review higher education institutions’ policies on credit hours and program length, student recruitment practices, and the debt levels incurred by, and drop-out rates of, students attending for-profit colleges. In addition, at the request of the Chairmen of each of these committees, the Government Accountability Office (“GAO”) conducted reviews and prepared reports with recommendations regarding various aspects of the proprietary sector, including recruitment practices, educational quality, student outcomes, the sufficiency of integrity safeguards against waste, fraud and abuse in federal student aid programs and the degree to which proprietary institutions’ revenue is composed of Title IV and other federal funding sources. Finally, in August 2010, the Health, Education, Labor and Pensions (“HELP”) Committee of the U.S. Senate sent requests to approximately 30 for-profit colleges, including us and all of the other publicly-traded companies that operate for-profit colleges, seeking information about such matters as graduation and loan default rates, as well as internal recruiting documents and details about the use of third-party companies, such as lead generators, in the recruiting process. The request sought information concerning how we use federal resources, including how we recruit and enroll students, set program price or tuition, determine financial aid including private or institutional loans, track attendance, handle withdrawals of students and return of Title IV dollars and manage compliance with the requirement that no more than 90% of revenues come from Title IV dollars. The request also sought an understanding of the number of students who complete or graduate from programs we offer, how many of those students find new work in their educational area, the debt levels of students enrolling and completing programs and how we track and manage the number of students who risk default within the cohort default rate window. In furtherance of this, the HELP Committee requested that we provide information about a broad spectrum of our business, including detailed information relating to financial results, management, operations, personnel, recruiting, enrollment, graduation, student withdrawals, receipt of Title IV funds, institutional accreditation, regulatory compliance and other matters. We complied with the HELP Committee’s request and believe that we have completed the document production necessary to satisfy the request. We cannot predict the extent to which, or whether, these hearings and review will result in additional legislation, further rulemaking or other administrative actions affecting our participation in Title IV programs. To the extent that any laws or regulations are adopted, or other administrative actions are taken, that limit our participation in Title IV programs or the amount of student financial aid for which the students at our institutions are eligible, our enrollments, revenues and results of operation could be materially and adversely affected.

Conversion to Borrower Based, Non-Term Financial Aid System. A significant portion of our net revenue is derived from tuition financed by the Title IV programs. Federal regulations dictate the timing of disbursements under the Title IV programs. In April 2010, we began transitioning our online and professional studies students from a “term-based” financial aid system (where all students, including online students, begin programs and are eligible to receive financial aid at periodic start dates pursuant to a calendar-based term system) to a “borrower-based, non-term” or “BBAY” financial aid system (where each student may begin a program and be eligible to receive financial aid at any time throughout the year). We believe BBAY provides greater ease and flexibility for our students by providing for rolling and flexible start dates. It also assists in ensuring the student does not over borrow in the early years of a program, which could result in aggregate loan limits being exceeded prior to graduation. The move to BBAY has, in some circumstances, significantly reduced the amount of living expenses a student is eligible to receive. We believe that the conversion to BBAY, although positive for the student in many respects, has caused some of our existing students to leave the University and some potential new students to look for educational opportunities elsewhere. The flexibility of BBAY has also allowed our students to take more frequent breaks between classes which has reduced the revenues we earn in the short term. The consequence of the move to BBAY was particularly apparent during the period of time between Thanksgiving and New Years Day when a number of previously active students chose to delay the continuation of their studies until after the holidays.
Under the BBAY financial aid system, loan funds are generally provided by the Federal Direct Loan Program in two disbursements for each academic year. The disbursements are usually received two to four weeks into the first course of a payment period. These factors, together with the timing of students beginning their programs, affect our operating cash flow. In a term-based Title IV environment, Title IV disbursements are generally based on three academic terms per year and institutions operating on this basis are generally allowed to bring in depending on which term the student begins in anywhere from 33% to 100% of a student’s academic year financial aid at the start of a term, with the majority of such amounts being treated as unrestricted cash and deferred revenue (or a student deposit liability depending on if the course had begun or not) until the revenue is recognized. In BBAY, Title IV disbursements are generally based on a 24-credit academic year/12-credit payment period for undergraduate students and a 12-credit academic year/6-credit payment period for graduate students. Institutions operating on this basis are generally allowed to bring in up to 50% of a student’s academic year financial aid at the start of a program. If this financial aid is received for courses that have begun, then it is treated as unrestricted cash and deferred revenue until the revenue is recognized. If the financial aid is received for courses that have not yet begun, then it is treated as restricted cash and a student deposit liability. As a result of our move to BBAY, we receive a greater proportion of student financial aid prior to the time courses have begun, which has resulted in the shift of unrestricted cash to restricted cash and caused a significant increase in our restricted cash amount between December 31, 2009 and December 31, 2010.
When a student who has received Title IV program funds withdraws from school, the institution must determine the amount of Title IV program funds the student has “earned” and then must return the unearned Title IV program funds (a “return to Title IV”) to the appropriate lender or the Department of Education in a timely manner, which is generally no later than 45 days after the date the institution determined that the student withdrew. In a term based environment, the return to Title IV is calculated based on the number of completed days in a term as a percentage of the total days in the term, with the exception that, with respect to courses offered in a modular setting (i.e. those offered to nontraditional students as two eight week courses in a term), if a student completed the first course but withdrew prior to the second course, then the full financial aid award was earned by and paid to the student and no return to Title IV calculation was done. In BBAY, we calculate returns to Title IV based on the percentage of the payment period attended in comparison to the full payment period (there is no module concept in a BBAY environment). In this environment, a student (whether undergraduate or graduate) must complete greater than 60% of the payment period in order to earn the full financial aid award. Thus, if a student completes the first course but withdraws prior to the second course and therefore does not complete greater than 60% of the payment period, then the full financial aid award is not earned by the student. In such case, we must perform a return to Title IV calculation and most, if not all, of the refund would be returned to the lender or the Department of Education. If the student withdraws after the 60% threshold, then the student is deemed to have earned 100% of the Title IV program funds he or she received. Because under BBAY, a student generally must complete two of the courses in a payment period to earn the full financial aid award, as opposed to just a single course under the term-based module approach, we have experienced an increase in the Title IV program funds that will need to be returned to lenders or the Department of Education.

In accordance with University policy, all prospective students are required to select both a primary and secondary payment option with respect to amounts due to the University for tuition, fees and other expenses. In instances where a student selects financial aid as the primary payment option, he or she often selects personal cash as the secondary option. If a student that has selected financial aid as his or her primary payment option withdraws prior to the end of a course but after the date that our institutional refund period has expired, the student will have incurred the obligation to pay the full cost of the course. If the withdrawal occurs before the date at which the student has earned 100% of his or her financial aid, we will have a return to Title IV requirement and the student will owe us all amounts incurred that are in excess of the amount of financial aid that the student earned and that we are entitled to retain. In this case, we must collect the receivable using the student’s second payment option. We are often successful in collecting such receivables because the amounts owed by a particular student that is in excess of the amount of financial aid that the student earned and that we are entitled to retain is often quite small.
Fiscal Year 2010 Events
In addition to the items mentioned above, we experienced the following significant events in 2010:
•	Enrollment, Net Revenue, and Operating Income Growth — We achieved significant enrollment growth for the fiscal year ended December 31, 2010 as compared to the fiscal year ended December 31, 2009 despite a change in our enrollment calculation that reduces our reported enrollment count. As part of our transition to BBAY, we calculate period end enrollment as including only individual students who attended a course during the last two months of the calendar quarter. Prior to our transition to BBAY, enrollment had been defined as individual students that attended a course in a term that was in session as of the end of the quarter. Another factor contributing to the 47.3% increase in net revenue over the same period was the significant increase in the revenue per student as a result of the number of students taking four credit courses between years, which was slightly offset by lower tuition increases. For our 2010-11 academic year, which began in May 2010, we increased tuition for students in our online and professional studies programs from 0.0% to 5.7%, depending on the program, with an estimated blended rate increase of 3.5% as compared to increases of 2.3% to 15.5%, depending on the program, with an estimated blended rate increase of 5.0% for the prior academic year. Tuition for our traditional ground programs had no increase for our 2010-11 academic year, as compared to 6.6% increase for the prior academic year. Tuition increases have not historically been, and may not in the future be, consistent across our programs due to market conditions and differences in operating costs of individual programs. Operating income was $73.5 million for the fiscal year ended December 31, 2010, an increase of 57.9% over the $46.6 million in operating income for 2009.
•	Capital Expenditures — Our capital expenditures in 2010 of $62.6 million were primarily related to the expansion of our physical campus and significant investments in technology innovation to support our students and staff. In 2010, we completed construction on our 55,000 square foot recreation center for both student-athletes and on-campus students, a new dormitory that can hold up to 600 students, and a new College of Education classroom building. We started development on a 140,000 square foot arena that will open in September 2011, a new 500-bed dormitory and a food court restaurant that will be completed in August 2011. These investments are to support our growing on-campus student population as well as enhance the brand of the University.
•	Investing in Innovative Educational Tools — During 2010, we entered into an agreement with an affiliated entity to develop a new learning management system for use by Grand Canyon University. Through this agreement we prepaid perpetual license fees, acquired source code rights for the software developed, and prepaid maintenance and service fees for the first seven years of use for an aggregate amount of $4.9 million. We anticipate the conversion to this new learning management platform for our online delivered coursework by the third quarter of 2011.
•	Conversion to Borrower Based, Non-Term Financial Aid System — In the second quarter of 2010, we completed the conversion of our students records system from DataTel to Campus Vue. As described above, the move to BBAY has, in some circumstances, significantly reduced the amount of living expenses a student is eligible to receive, while allowing our students to take more frequent breaks between classes. We estimate that the conversion to BBAY resulted in lower net revenues between approximately $30 million to $37 million during the second half of 2010. In connection with this conversion, we incurred approximately $4.0 million of costs due to unanticipated delays in information processing which are included in instructional costs and services in 2010. In addition as a result of our move to BBAY, we receive a greater proportion of student financial aid prior to the time courses have begun, which has resulted in the shift of unrestricted cash to restricted cash and caused a significant increase in our restricted cash amount between December 31, 2009 and December 31, 2010.

•	Settlement of Qui Tam Law Suit — In recent years, several for-profit education companies have been faced with whistleblower lawsuits, known as “qui tam” cases, brought by current or former employees alleging that their institution had made impermissible incentive payments to admissions employees. In this regard, on September 11, 2008, we were served with a qui tam lawsuit that had been filed against us in August 2007 in the United States District Court for the District of Arizona by a then-current employee on behalf of the federal government. During the third quarter of fiscal year 2009, we accrued $5.2 million for the proposed settlement of this litigation, which became final in December 2010. Subject to the distribution of the settlement amount from escrow in accordance with the terms of the settlement agreement, this matter is now resolved. See Item 8, Financial Statements and Supplementary Data, and Part I, Item 3, Legal Proceedings.
•	Contract termination fees with a related party — We were a party to a Collaboration Agreement with Mind Streams, L.L.C., which is a company owned and operated, in part, by Gail Richardson, the father of Brent D. Richardson, the University’s Executive Chairman, and Christopher C. Richardson, the University’s General Counsel and a director. Under this agreement, Mind Streams identified qualified applicants for admission to the University in return for which it was paid a stated percentage of the net revenue (calculated as tuition actually received, less scholarships, refunds, and allowances) derived by us from those identified applicants that matriculated at the University. As a result of new rules adopted by the U.S. Department of Education and effective July 1, 2011, we determined that revenue sharing arrangement like the Collaboration Agreement, and the manner in which we pay amounts due Mind Streams under the Collaboration Agreement, will most likely no longer be permitted. Accordingly, we and Mind Streams entered into a termination agreement, dated December 30, 2010. The amount paid by us settles both the future amounts that would have been due to Mind Streams’ under the original terms of the agreement as well as the value of an acquired database of student leads. In the aggregate, we expensed $9.2 million in 2010 relating to the termination of this contract.
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
Prior to our transition to BBAY, enrollment had been defined as individual students that attended a course in a term that was in session as of the end of the period. We now define enrollment as individual students who attended a course during the last two months of the calendar quarter. We offer three 16-week semesters in a calendar year with one start available per semester for our traditional ground students. Online and professional studies students have more frequent class starts in five-, seven- or eight-week courses through the calendar year. Enrollments are a function of the number of continuing students at the beginning of each period and new enrollments during the period, which are offset by graduations, withdrawals, and inactive students during the period. Inactive students for a particular period include students who are not registered in a class and, therefore, are not generating net revenue for that period, but who have not withdrawn from Grand Canyon University.

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
The following is a summary of our student enrollment at December 31, 2010, 2009, and 2008 (which included fewer than 275 students pursuing non-degree certificates in each period) by degree type and by instructional delivery method:

	December 31,
	2010(1)		2009		2008
	# of Students	% of Total	# of Students	% of Total	# of Students	% of Total
Graduate degree(2)	17,732	42.7%	16,097	42.7%	13,031	52.9%
Undergraduate degree	23,750	57.3%	21,612	57.3%	11,605	47.1%

Total	41,482	100.0%	37,709	100.0%	24,636	100.0%

	December 31,
	2010(1)		2009		2008
	# of Students	% of Total	# of Students	% of Total	# of Students	% of Total
Online(3)	37,734	91.0%	34,596	91.7%	21,955	89.1%
Ground(4)	3,748	9.0%	3,113	8.3%	2,681	10.9%

Total	41,482	100.0%	37,709	100.0%	24,636	100.0%

(1)	Enrollment at December 31, 2010 represents individual students who attended a course during the last two months of the calendar quarter. Prior to our transition to BBAY, enrollment had been defined as individual students that attended a course in a term that was in session as of the end of the quarter.

(2)	Includes 1,186, 315 and 56 students pursuing doctoral degrees at December 31, 2010, 2009 and 2008, respectively.

(3)	As of December 31, 2010 and 2009, 45.5% and 44.5%, respectively, of our online students were pursuing graduate or doctoral degrees.

(4)	Includes our traditional on-campus students, as well as our professional studies students.
For the 2010-11 academic year (the academic year that began in May 2010), our prices per credit hour are $435 for undergraduate online and professional studies courses, $465 for graduate online courses (other than graduate business and graduate nursing), $510 for graduate business courses, $560 for graduate online nursing courses, $575 for doctoral programs, and $688 for undergraduate courses for ground students. For our active duty and active reserve online and professional studies students, our prices per credit hour are $250 for undergraduate and $370 for graduate. The overall price of each course varies based upon the number of credit hours per course (with most courses representing four credit hours), the degree level of the program, and the discipline. In addition, we charge a fixed $8,250 “block tuition” for undergraduate ground students taking between 12 and 18 credit hours per semester, with an additional $688 per credit hour for credits in excess of 18. A traditional undergraduate degree typically requires a minimum of 120 credit hours. The minimum number of credit hours required for a master’s degree and overall cost for such a degree varies by program, although such programs typically require approximately 36 credit hours. The doctoral program requires approximately 60 credit hours.
Based on current tuition rates, tuition for a full program would equate to between $16,500 and $20,000 for an online master’s program, approximately $52,200 for a full four-year online bachelor’s program, and approximately $57,750 for a full four-year bachelor’s program taken on our ground campus. The tuition amounts referred to above assume no reductions for transfer credits or scholarships, which many of our students utilize to reduce their total program costs. Additionally, tuition is reduced for some of our students by scholarships. For the years ended December 31, 2010, 2009 and 2008, revenue was reduced by approximately $55.8 million, $34.2 million and $18.4 million, respectively, as a result of scholarships that we offered to our students. The increase in scholarships is due to increased revenues and a significant increase in the use of academic scholarships to attract high performing students.

Revenue per student increased between periods as we increased tuition prices for students in our online and professional studies programs by 0.0% to 5.7%, depending on the program, with an estimated blended rate increase of 3.5% for our 2010-11 academic year, as compared to tuition price increases for students in our online and professional studies programs from 2.3% to 15.5%, depending on the program, with an estimated blended rate increase of 5.0% for the prior academic year. Tuition for our traditional ground programs had no increase for our 2010-11 academic year, as compared to an increase of 6.6% for the prior academic year. Tuition increases have not historically been, and may not in the future be, consistent across our programs due to market conditions and differences in operating costs of individual programs. The lower increases for our programs for the current academic year generally reflect the ongoing leverage caused by increased online enrollment and a concerted effort to control costs so that debt levels of students are reasonable.
We derive a majority of our net revenue from tuition financed by the Title IV programs. For the years ended December 31, 2010, 2009 and 2008, we derived cash receipts equal to approximately 84.9%, 79.9%, and 74.4%, respectively, of our net revenue from Title IV programs. Our students also rely on scholarships, personal savings, private loans, and employer tuition reimbursements to pay a portion of their tuition and related expenses. During fiscal 2010, payments derived from private loans constituted less than 1% of our net revenues from our income statement. Third party lenders independently determine whether a loan to a student is classified as subprime, and, based on these determinations, we derived no payments from subprime loans during the year ended December 31, 2010. Our future revenues could be affected if and to the extent the Department of Education restricts our participation in the Title IV programs, as it did during the period between 2005 and 2007. Current conditions in the credit markets have adversely affected the environment surrounding access to and cost of student loans. The legislative and regulatory environment is also changing, and new federal legislation was recently enacted or has been proposed that could have an impact on us. See “Risk Factors” and “Regulation — Regulation of Federal Student Financial Aid Programs.” We cannot predict whether the new legislation will limit access to Title IV funding or the impact of any of these developments on future performance.
Costs and expenses
Instructional cost and services. Instructional cost and services consist primarily of costs related to the administration and delivery of our educational programs, including electronic media. This expense category includes salaries and benefits for full-time and adjunct faculty and administrative personnel, information technology costs, curriculum and new program development costs, and costs associated with other support groups that provide service directly to the students. This category also includes an allocation of depreciation, amortization, rent, and occupancy costs attributable to the provision of educational services. Classroom facilities are leased or, in some cases, are provided by the students’ employers at no charge to us. We continue to increase our spending on student and academic services, and we expect instructional costs and services as a percentage of tuition and other net revenue to remain relatively consistent as these additional costs are offset by leverage of our support services that are in place over a larger tuition and enrollment base.
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

Interest expense. Interest expense consists primarily of interest charges on our notes payable and capital lease obligations.
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
We believe that the following critical accounting policies involve our more significant judgments and estimates used in the preparation of our financial statements:
Revenue recognition. Net revenues consist primarily of tuition and fees derived from courses taught by us online, at our approximately 100-acre traditional campus in Phoenix, Arizona, and onsite at facilities of employers, as well as from related educational resources such as access to online materials. Tuition revenue and most fees and related educational resources are recognized pro-rata over the applicable period of instruction, net of scholarships awarded by us. Generally, we will refund all or a portion of tuition already paid pursuant to our refund policy, dependent upon length of course and modality and subject to certain state specific refund requirements. If a student withdraws at a time when only a portion, or none of the tuition is refundable, then we continue to recognize the tuition that was not refunded pro-rata over the term of the course and as the amount subject to refund is never greater than the amount of revenue that has been deferred, under our accounting policies revenue is not recognized with respect to amounts that could potentially be refunded. While our change in April 2010 to a non-term borrower-based institution from a term based institution for federal student financial aid funding purposes impacts the timing of our cash flows, it does not impact the timing and recognition of revenues. Deferred revenue and student deposits in any period represent the excess of tuition, fees and other student payments received as compared to amounts recognized as revenue on the statement of operations and are reflected as current liabilities in the accompanying balance sheet. Our educational programs have starting and ending dates that differ from our quarters. Therefore, at the end of each fiscal quarter, a portion of revenue from these programs is not yet earned. Other revenues may be recognized as sales occur or services are performed.
Allowance for doubtful accounts. Bad debt expense is recorded as a general and administrative expense. We record an allowance for doubtful accounts for estimated losses resulting from the inability, failure, or refusal of our students to make required payments. We determine the adequacy of our allowance for doubtful accounts based on an analysis of our aging of our accounts receivable and historical bad debt experience. Our actual experience and the qualitative factors that we use to determine the allowance for doubtful accounts are susceptible to change based on unforeseen events and uncertainties. We assess the trends that could affect our estimates and make changes to the allowance quarterly when it appears our actual bad debt experience may differ from our original estimates. We apply reserves to our receivables based upon an estimate of the risk presented by the age of the receivables. We assess the reasonableness of our estimation process by comparing actual and project write-offs as a percentage of revenue on a course-by-course basis to the bad debt expense recorded in the general ledger to determine if the composition of our accounts receivable has materially changed, which could indicate that modifications to the allowance may be required. We write off accounts receivable at the earlier of the time the balance is deemed uncollectible, or one year after the revenue is generated. We believe our reserves are adequate to cover any future write offs we may make to our current receivables. We have noticed that as a result of the current economic conditions, a higher percentage of aged receivables are not being paid. However, this deterioration in collections of aged receivables in the first half of 2010 was more than offset by changes that we have implemented with respect to our student accounts receivable collection process, which resulted in fewer accounts reaching aged status. However, the continuing economic downturn in the United States, as well as our change to BBAY beginning in April 2010, has caused us to make changes in our estimation process such that we are now reserving for accounts earlier, which has caused our bad debt expense to increase during the second half of 2010.

Long-Lived Assets (other than goodwill). We evaluate the recoverability of our long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to undiscounted future net cash flows expected to be generated by the assets. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets.
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
Results of Operations
The following table sets forth statements of operations data as a percentage of net revenue for each of the periods indicated:

	Year Ended December 31,
	2010	2009	2008
Net revenue	100.0%	100.0%	100.0%
Operating expenses
Instructional cost and services	36.3	33.4	33.8
Selling and promotional	29.2	32.6	40.6
General and administrative	13.0	13.6	16.6
Litigation loss	0.0	2.0	0.0
Contract termination fees to related party	2.4	0.0	0.0
Exit costs	0.1	0.5	0.0
Royalty to former owner	0.1	0.1	1.0

Total operating expenses	80.9	82.2	92.1

Operating income	19.1	17.8	7.9
Interest expense	(0.2)	(0.6)	(1.8)
Interest income	0.0	0.1	0.4

Income before income taxes	18.9	17.3	6.5
Income tax expense	7.4	6.9	2.4

Net income	11.5	10.4	4.1

Year Ended December 31, 2010 Compared to Year Ended December 31, 2009
Net revenue. Our net revenue for the year ended December 31, 2010 was $385.8 million, an increase of $123.9 million, or 47.3%, as compared to net revenue of $261.9 million for the year ended December 31, 2009. This increase was primarily due to increased online enrollment and, to a lesser extent, increases in the average tuition per student as a result of tuition price increases and an increase in the number of students taking four credit courses between years, partially offset by an increase in institutional scholarships. End-of-period enrollment increased to approximately 41,500, as we were able to continue our growth and increase our recruitment, marketing, and enrollment operations. We are anticipating increased pressure on new and continuing enrollments due primarily to the increasing challenges presented in the economy, the impact of new and proposed regulations, and increased competition, as well as the change to BBAY.
Instructional costs and services expenses. Our instructional costs and services expenses for the year ended December 31, 2010 were $140.0 million, an increase of $52.4 million, or 59.9%, as compared to instructional costs and services expenses of $87.6 million for the year ended December 31, 2009. This increase was primarily due to increases in instructional compensation and related expenses, faculty compensation, instructional supplies, non-capitalizable system conversion costs, depreciation and amortization, share-based compensation, and other miscellaneous instructional costs and services of $16.8 million, $13.9 million, $4.3 million, $4.0 million, $3.3 million, $1.2 million, and $8.9 million, respectively. These increases are primarily attributable to the increased headcount (both staff and faculty) needed to provide student instruction and support services, including increased occupancy and equipment costs for the increased headcount, to support the increase in enrollments and non-capitalizable system conversion costs of $4.0 million. Our instructional costs and services expenses as a percentage of net revenue increased by 2.9% to 36.3% for the year ended December 31, 2010, as compared to 33.4% for the year ended December 31, 2009. This increase was a result of the non-capitalizable system conversion costs, an increase in faculty compensation as a percentage of revenue as we have seen decreases in class size as the result of increasing the number of starts during 2010 and increased instructional supplies and miscellaneous instructional costs due to increased licensing fees related to educational resources and continued improvement in curriculum development and new and enhanced innovative educational tools, partially offset by our ability to leverage the fixed cost structure of our campus-based facilities and ground faculty across an increasing revenue base.
Selling and promotional expenses. Our selling and promotional expenses for the year ended December 31, 2010 were $112.5 million, an increase of $27.1 million, or 31.7%, as compared to selling and promotional expenses of $85.4 million for the year ended December 31, 2009. This increase was primarily due to increases in selling and promotional employee compensation and related expenses, advertising, and other selling and promotional related costs of $12.2 million, $11.9 million and $3.0 million, respectively. These increases were driven by a continued substantial expansion in our marketing efforts, which resulted in an increase in recruitment, marketing, and enrollment staffing, and expenses related to our revenue sharing arrangement. Our selling and promotional expenses as a percentage of net revenue decreased by 3.4% to 29.2% for the year ended December 31, 2010, from 32.6% for the year ended December 31, 2009. This decrease occurred as a result of slowing the growth of our enrollment counselor hiring such that our new enrollment counselors as a percentage of total enrollment counselors is less in 2010 than in 2009. In this regard, we incur immediate expenses in connection with hiring new enrollment counselors while these individuals undergo training, and typically do not achieve full productivity or generate enrollments from these enrollment counselors until four to six months after their dates of hire. We plan to continue to add additional enrollment counselors in the future, although the number of additional hires as a percentage of the total headcount is expected to remain flat or decrease.
General and administrative expenses. Our general and administrative expenses for the year ended December 31, 2010 were $50.0 million, an increase of $14.4 million, or 40.3%, as compared to general and administrative expenses of $35.6 million for the year ended December 31, 2009. This increase was primarily due to increases in bad debt expense, employee compensation, increases in legal, audit and corporate insurance expenses and other general and administrative expenses of $9.4 million, $2.5 million, $1.0 million, and $1.5 million, respectively. Bad debt expense increased to $23.4 million for the year ended December 31, 2010 from $14.0 million for the year ended December 31, 2009 as a result of an increase in net revenues and the increase in aged receivables between periods as a result of current economic conditions and the conversion to BBAY. Employee compensation increased primarily as a result of headcount increases in departments such as accounting and human resources to support the increasing number of students and staff. Our general and administrative expenses as a percentage of net revenue decreased by 0.6% to 13.0% for the year ended December 31, 2010, from 13.6% for the year ended December 31, 2009. This decrease was primarily due to our ability to leverage our costs over an increasing revenue base, partially offset by an increase in bad debt expense as a percentage of revenue from 5.4% in the year ended December 31, 2009 to 6.0% for the year ended December 31, 2010.

Contract termination fees to related party. As a result of new rules adopted by the Department of Education and effective July 1, 2011, we determined that revenue sharing arrangements like the Collaboration Agreement, and the manner in which we pay amounts due Mind Streams under the Collaboration Agreement, will most likely no longer be permitted. Accordingly, we and Mind Streams entered into an agreement, dated December 30, 2010, pursuant to which we agreed to pay Mind Streams an amount equal to (a) $8.5 million, plus (b) Mind Streams’ applicable share of any net revenue actually received by us on or before February 28, 2011 with respect to any qualified applicant identified by Mind Streams that matriculated at the University and began a course prior to November 1, 2010. In return, Mind Streams agreed to (i) accept such amounts in full and complete satisfaction of all amounts owed by us to Mind Streams under the Collaboration Agreement, and (ii) transfer to us a proprietary database of potential student leads. In the aggregate, we have expensed $9.2 million in 2010 relating to the termination of this contract.
Litigation loss. During the third quarter of fiscal year 2009, we recorded an accrual of $5.2 million for the estimated settlement of the qui tam lawsuit. This settlement became final in December 2010. See Item 8, Financial Statements and Supplementary Data, and Part I, Item 3, Legal Proceedings.
Exit costs. In 2009, we recorded $1.2 million for exit costs related to the closure of the student services facility in Utah, including termination benefits, relocation expenses and the future lease payments, net of estimated sublease rentals, plus the write off of leasehold improvements associated with the leased space. During 2010, we recorded an additional $0.3 million for exit costs primarily related to our unused lease space in Utah and technology related costs that could not be utilized in other locations.
Interest expense. Our interest expense for the year ended December 31, 2010 was $0.9 million, a decrease of $0.7 million from $1.6 million for the year ended December 31, 2009, as the average level of borrowings and related interest rates were significantly lowered as a result of the repurchase of the campus land and buildings and the conversion from a capital lease obligation at an effective interest rate of approximately 8.7% to a variable rate debt with an effective interest rate of 3.8% beginning in the second quarter of 2009. Additionally, in June 2010 the loan agreement was amended to reduce the interest rate on unpaid amounts to 30-day LIBOR plus 2.25% from 30-day LIBOR plus 3.5%.
Income tax expense. Income tax expense for the year ended December 31, 2010 was $28.4 million, an increase of $10.4 million from $18.0 million for the year ended December 31, 2009. This increase was primarily attributable to increased income before income taxes. Our effective tax rate was 39.1% during the year ended December 31, 2010 compared to 39.7% during the year ended December 31, 2009.
Net income. Our net income for the year ended December 31, 2010 was $44.4 million, an increase of $17.1 million, as compared to $27.3 million for the year ended December 31, 2009, due to the factors discussed above.

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

Litigation loss. During the third quarter of 2009, we recorded an accrual of $5.2 million for the estimated settlement of the qui tam lawsuit that was settled in December 2010. See Item 8, Financial Statements and Supplementary Data, and Part I, Item 3, Legal Proceedings.
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
Income tax expense. Income tax expense for the year ended December 31, 2009 was $18.0 million, an increase of $14.2 million from $3.8 million for the year ended December 31, 2008. This increase was primarily attributable to increased income before income taxes. Our effective tax rate increased from 36.6% in 2008 to 39.7% in 2009 as the $0.8 million in contributions made to various Arizona school tuition organization in lieu of the payment of state income taxes had a greater impact on the 2008 effective tax rate than the 2009 effective tax rate due to higher income before taxes in 2009. Excluding the contributions made in lieu of state income taxes the effective tax rate would have been 40.7% and 40.8% in 2009 and 2008.
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

Liquidity, Capital Resources, and Financial Position
Liquidity. During 2010, we financed our operating activities and capital expenditures primarily through cash provided by operating activities. Our unrestricted cash, cash equivalents, and marketable securities were $33.6 million at December 31, 2010 and our restricted cash, cash equivalents and investments were $52.9 million.
During 2010, we completed construction on our 55,000 square foot recreation center for both student-athletes and on-campus students, a new dormitory that can hold up to 600 students, and a new College of Education Classroom building. We started development for a 140,000 square foot arena that will open in September 2011, a new 500 bed dormitory and a food court restaurant that will be completed in August 2011. These investments are to support our growing on-campus student population as well as enhance the brand of the University.
A significant portion of our net revenue is derived from tuition financed by the Title IV programs. Federal regulations dictate the timing of disbursements under the Title IV programs. Under the BBAY financial aid system, loan funds are generally provided by the Federal Direct Loan Program in two disbursements for each academic year. The disbursements are usually received two to four weeks into the first course of a payment period. These factors, together with the timing of students beginning their programs, affect our operating cash flow. In a term-based Title IV environment, Title IV disbursements are generally based on three academic terms per year and institutions operating on this basis are generally allowed to bring in up to 33% of a student’s academic year financial aid at the start of each term, with the majority of such amounts being treated as unrestricted cash and deferred revenue (or a student deposit liability depending on if the course had begun or not) until the revenue is recognized. In a non-term, borrower-based environment, Title IV disbursements are generally based on a 24-credit academic year/12-credit payment period for undergraduate students and a 12-credit academic year/6-credit payment period for graduate students. Institutions operating on this basis are generally allowed to bring in up to 50% of a student’s academic year financial aid at the start of a program. If this financial aid is received for courses that have begun, then it is treated as unrestricted cash and deferred revenue until the revenue is recognized. If the financial aid is received for courses that have not yet begun, then it is treated as restricted cash and a student deposit liability. As a result of our move to BBAY, we receive a greater proportion of student financial aid prior to the time courses have begun, which has resulted in the shift of unrestricted cash to restricted cash and has caused a significant increase in the restricted cash amount between December 31, 2009 and December 31, 2010.
Based on our current level of operations and anticipated growth, we believe that our cash flow from operations and other sources of liquidity, including cash, and cash equivalents, will provide adequate funds for ongoing operations, planned capital expenditures, and working capital requirements for at least the next 24 months.
Cash Flows
Operating Activities. Net cash provided by operating activities for the year ended December 31, 2010 and 2009 was $84.1 million and $61.2 million, respectively. Cash provided by operations in 2010 and 2009 resulted from our net income plus non-cash charges for provision for bad debts, depreciation and amortization, estimated settlement loss, exit costs, share-based compensation and improvement in our working capital management. Net cash provided by operating activities for the year ended December 31, 2008 was $10.2 million. Excluding the payment of $19.5 million that was made to our former owner in April 2008 to satisfy in full all past royalties due under the royalty agreement and the elimination of the existing obligation to pay royalties for online student revenues in perpetuity, net cash provided by operating activities for the year ended December 31, 2008 would have been $22.5 million.
Investing Activities. Net cash used in investing activities was $111.8 million, $58.4 million, and $6.3 million for the years ended December 31, 2010, 2009, and 2008, respectively. Our cash used in investing activities is primarily related to the purchase of property and equipment, leasehold improvements, and changes in restricted cash and cash equivalents. In 2009, cash used in investing activities was primarily related to the acquisition of our campus land and buildings from Spirit, for $35.5 million. Other capital expenditures were $62.6 million, $24.8 million and $8.4 million for the years ended December 31, 2010, 2009, and 2008, respectively. Capital expenditures primarily consisted of campus improvements to support our growing on-campus student population, purchases of computer equipment, leasehold improvements, infrastructure licenses and software development costs to facilitate our transition from Datatel to CampusVue and Great Plains, and office furniture and fixtures to support our increasing employee headcounts. We anticipate capital expenditures as a percentage of revenue to remain at levels comparable to 2010 in 2011 and 2012 to support the continued increase in ground campus students, innovative education tools and ground campus building projects.

Financing Activities. Net cash (used in) provided by financing activities was $(1.2) million, $24.7 million, and $12.3 million for the years ended December 31, 2010, 2009, and 2008, respectively. During 2009, the proceeds from the note payable associated with the acquisition of our ground campus and buildings and proceeds from our September 2009 offering of stock were partially offset by the repurchase of our shares from Spirit. During 2008, principal payments on notes payable, capital lease obligations and our line of credit were offset by private placements of securities to our stockholders, and the net proceeds from our initial public offering of common stock.
Contractual Obligations
The following table sets forth, as of December 31, 2010, the aggregate amounts of our significant contractual obligations and commitments with definitive payment terms due in each of the periods presented (in millions):

		Payments Due by Period
		Less than			More than
	Total	1 Year	2-3 Years	4-5 Years	5 Years
Long term notes payable(1)	$23.9	$2.0	$3.5	$18.0	$0.4
Capital lease obligations(2)	1.8	1.7	0.1	0.0	0.0
Purchase obligations	44.2	42.2	1.8	0.2	0.0
Operating lease obligations(3)	53.6	4.8	12.7	12.1	24.0

Total contractual obligations	$123.5	$50.7	$18.1	$30.3	$24.4

(1)	See Note 7, “Notes Payable and Other Noncurrent Liabilities,” to our financial statements, included in Item 8, Financial Statements and Supplementary Data, for a discussion of our long term notes payable and other obligations.

(2)	See Note 8, “Capital Lease Obligations,” to our financial statements, included in Item 8, Financial Statements and Supplementary Data, for a discussion of our capital lease obligations.

(3)	See Note 9, “Commitments and Contingencies,” to our financial statements, included in Item 8, Financial Statements and Supplementary Data, for a discussion of our operating lease obligations.
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
Non-GAAP Discussion
In addition to our GAAP results, we use Adjusted EBITDA as a supplemental measure of our operating performance and as part of our compensation determinations. Adjusted EBITDA is not required by or presented in accordance with GAAP and should not be considered as an alternative to net income, operating income, or any other performance measure derived in accordance with GAAP, or as an alternative to cash flow from operating activities or as a measure of our liquidity. See Item 6, Selected Financial and Other Data, for a discussion of our Adjusted EBITDA computation and reconciliation.
Recent Accounting Pronouncements
See Note 2, Summary of Significant Accounting Policies, in Item 8, Financial Statements and Supplementary Data

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk
Impact of inflation. We believe that inflation has not had a material impact on our results of operations for the years ended December 31, 2010, 2009, or 2008. There can be no assurance that future inflation will not have an adverse impact on our operating results and financial condition.
Market risk. On June 30, 2009, we entered into two derivative agreements to manage our 30-day LIBOR interest exposure from the variable rate note payable. A corridor instrument hedges our variable interest rate risk from July 1, 2009 through April 30, 2014 with a notional amount of $11.5 million as of December 31, 2010 and permits us to hedge our interest rate risk at several thresholds. Under this arrangement, in addition to the credit spread we will pay variable interest rates based on the 30-day LIBOR rates monthly until that index reaches 4%. If 30-day LIBOR is equal to 4% through 6%, we will continue to pay 4%. If the 30-day LIBOR exceeds 6%, we will pay actual 30-day LIBOR less 2%. In addition, an interest rate swap commenced on May 1, 2010, continues each month thereafter until April 30, 2014, and has a notional amount of $11.5 million as of December 31, 2010. Under this arrangement, we will receive 30-day LIBOR and pay 3.245% fixed rate on the amortizing notional amount plus the credit spread.
Except with respect to the foregoing, we have no derivative financial instruments or derivative commodity instruments. We invest cash in excess of current operating requirements in short term certificates of deposit and money market instruments in multiple financial institutions.
Interest rate risk. We manage interest rate risk through the instruments noted above and by investing excess funds in cash equivalents and AAA rated marketable securities bearing variable interest rates, which are tied to various market indices. Our future investment income may fall short of expectations due to changes in interest rates or we may suffer losses in principal if we are forced to sell securities that have declined in market value due to changes in interest rates. At December 31, 2010, a 10% increase or decrease in interest rates would not have a material impact on our future earnings, fair values, or cash flows. For information regarding our variable rate notes payable, see “Market risk” above.

Item 8.	Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders
Grand Canyon Education, Inc.
We have audited the accompanying balance sheets of Grand Canyon Education, Inc. (the “Company”) as of December 31, 2010 and 2009, and the related statements of income, comprehensive income, preferred stock and stockholders’ equity (deficit), and cash flows for each of the three years in the period ended December 31, 2010. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Grand Canyon Education, Inc. at December 31, 2010 and 2009, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2010, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Grand Canyon Education, Inc.’s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 22, 2011 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Phoenix, Arizona
February 22, 2011

Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting
The Board of Directors and Stockholders of Grand Canyon Education, Inc.:
We have audited Grand Canyon Education, Inc.’s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Grand Canyon Education, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Report of Management on Grand Canyon Education, Inc.’s Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.
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
In our opinion, Grand Canyon Education, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the accompanying balance sheets of Grand Canyon Education, Inc. as of December 31, 2010 and 2009, and the related statements of income, comprehensive income, preferred stock and stockholders’ equity (deficit), and cash flows for each of the three years in the period ended December 31, 2010 and our report dated February 22, 2011 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Phoenix, Arizona
February 22, 2011

Grand Canyon Education, Inc.
Balance Sheets

	As of December 31,
(In thousands, except par value)	2010	2009
ASSETS:
Current assets
Cash and cash equivalents	$33,637	$62,571
Restricted cash, cash equivalents and investments (of which $170 is unrestricted at December 31, 2009)	52,178	3,403
Accounts receivable, net of allowance for doubtful accounts of $14,961 and $7,553 at December 31, 2010 and 2009, respectively	33,334	13,802
Income taxes receivable	8,415	—
Deferred income taxes	9,886	6,685
Other current assets	4,834	3,785

Total current assets	142,284	90,246
Property and equipment, net	123,999	67,370
Restricted cash	760	—
Investments	—	360
Prepaid royalties	6,579	7,311
Goodwill	2,941	2,941
Deferred income taxes	2,800	5,956
Other assets	4,892	554

Total assets	$284,255	$174,738

LIABILITIES AND STOCKHOLDERS’ EQUITY:
Current liabilities
Accounts payable	$15,693	$8,762
Accrued compensation and benefits	13,633	11,898
Accrued liabilities	9,477	6,205
Accrued litigation loss	5,200	5,200
Accrued exit costs	64	832
Income taxes payable	829	2,261
Student deposits	48,873	5,149
Deferred revenue	15,034	18,055
Due to related parties	10,346	1,174
Current portion of capital lease obligations	1,673	751
Current portion of notes payable	2,026	2,105

Total current liabilities	122,848	62,392
Capital lease obligations, less current portion	151	868
Other noncurrent liabilities	2,715	1,467
Notes payable, less current portion and other	21,881	23,983

Total liabilities	147,595	88,710

Commitments and contingencies
Stockholders’ equity
Preferred stock, $0.01 par value, 10,000 shares authorized; 0 shares issued and outstanding at December 31, 2010 and 2009	—	—
Common stock, $0.01 par value, 100,000 shares authorized; 45,811 and 45,658 shares issued and 45,761 and 45,658 shares outstanding at December 31, 2010 and 2009, respectively	458	457
Treasury stock, at cost, 50 and 0 shares of common stock at December 31, 2010 and 2009, respectively	(782)	—
Additional paid-in capital	77,449	70,100
Accumulated other comprehensive loss	(445)	(144)
Accumulated earnings	59,980	15,615

Total stockholders’ equity	136,660	86,028

Total liabilities and stockholders’ equity	$284,255	$174,738

The accompanying notes are an integral part of these financial statements.

Grand Canyon Education, Inc.
Income Statements

	Year Ended December 31,
(In thousands, except per share amounts)	2010	2009	2008
Net revenue	$385,825	$261,902	$161,309
Costs and expenses:
Instructional costs and services	140,037	87,592	54,450
Selling and promotional, including $8,777 in 2010; $6,736 in 2009; and $5,895 in 2008, to related parties	112,493	85,405	65,551
General and administrative	49,980	35,619	26,825
Litigation loss	—	5,200	—
Contract termination fees to related party	9,233	—	—
Exit costs	258	1,218	—
Royalty to former owner	296	296	1,686

Total costs and expenses	312,297	215,330	148,512

Operating income	73,528	46,572	12,797
Interest expense	(889)	(1,613)	(2,897)
Interest income	168	324	640

Income before income taxes	72,807	45,283	10,540
Income tax expense	28,442	17,979	3,855

Net income	44,365	27,304	6,685
Preferred dividends	—	—	(938)

Net income available to common stockholders	$44,365	$27,304	$5,747

Earnings per share:
Basic income per share	$0.97	$0.60	$0.26

Diluted income per share	$0.96	$0.60	$0.17

Basic weighted average shares outstanding	45,722	45,184	22,185

Diluted weighted average shares outstanding	46,396	45,503	33,430

The accompanying notes are an integral part of these financial statements.

Grand Canyon Education, Inc.
Statements of Comprehensive Income

	Year Ended December 31,
(In thousands)	2010	2009	2008
Net income	$44,365	$27,304	$6,685
Other comprehensive income (loss), net of tax:
Unrealized losses on hedging derivatives	(278)	(167)	—
Unrealized gains (losses) on available for sale securities	(4)	7	(63)
Realized gains on available for sale securities	(19)	—	—

Comprehensive income	$44,064	$27,144	$6,622

The accompanying notes are an integral part of these financial statements.

Grand Canyon Education, Inc.
Statements of Preferred Stock and Stockholders’ Equity (Deficit)
(In thousands)

	Preferred Stock						Stockholders’ (Deficit) Equity
										Accumulated
	Series A Convertible		Series C						Additional	Other
	Preferred Stock		Preferred Stock		Common Stock		Treasury Stock		Paid-in	Comprehensive	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Earnings (Deficit)	Total
Balance at December 31, 2007	6	$18,610	4	$13,338	19,036	$190	—	$—	$7,719	$79	$(18,374)	$(10,386)
Net income	—	—	—	—	—	—	—	—	—	—	6,685	6,685
Unrealized losses on available for-sale securities, net of taxes of $42	—	—	—	—	—	—	—	—	—	(63)	—	(63)
Undeclared dividends on Series C Preferred Stock	—	—	—	938	—	—	—	—	(938)	—	—	(938)
Issuance of Blanchard shares	—	—	—	—	183	2	—	—	2,994	—	—	2,996
Cancellation of IAS warrant, net of $2,316 deferred taxes	—	—	—	—	—	—	—	—	(3,684)	—	—	(3,684)
Exercise of warrant	—	—	—	—	909	9		—	517	—	—	526
Conversion of Series A and Series C Convertible Preferred Stock to Common Stock	(6)	(18,610)	(4)	(14,276)	13,104	131		—	32,755	—	—	32,886
Stock issued in initial public offering, net of issuance costs	—	—	—	—	12,075	121		—	128,635	—	—	128,756
Special distribution to stockholders from initial public offering proceeds	—	—	—	—	—	—	—	—	(108,675)	—		(108,675)
Restricted stock granted to Chief Executive Officer	—	—	—	—	109	1		—	1,310	—	—	1,311
Share-based compensation	—	—	—	—	—	—	—	—	3,563	—	—	3,563
Exercise of stock options	—	—	—	—	49	1	—	—	591	—	—	592
Excess tax benefit from share-based compensation	—	—	—	—	—	—	—	—	21	—	—	21

Balance at December 31, 2008	—	$—	—	$—	45,465	$455	—	$—	$64,808	$16	$(11,689)	$53,590

Net income	—	—	—	—	—	—	—	—	—	—	27,304	27,304
Unrealized losses on hedging derivatives, net of taxes of $111	—	—	—	—	—	—	—	—	—	(167)	—	(167)
Unrealized gains on available for-sale securities, net of taxes of $5	—	—	—	—	—	—	—	—	—	7	—	7
Repurchase and retirement of the Company’s common stock	—	—	—	—	(909)	(9)	—	—	(14,486)	—	—	(14,495)
Stock issued in offering, net of issuance costs	—	—	—	—	1,000	10	—	—	14,870	—	—	14,880
Share-based compensation	—	—	—	—	—	—	—	—	3,419	—	—	3,419
Exercise of stock options	—	—	—	—	102	1	—	—	1,225	—	—	1,226
Excess tax benefit	—	—	—	—	—	—	—	—	264	—	—	264

Balance at December 31, 2009	—	$—	—	$—	45,658	$457	—	$—	$70,100	$(144)	$15,615	$86,028

Net income	—	—	—	—	—	—	—	—	—	—	44,365	44,365
Unrealized losses on hedging derivatives, net of taxes of $273	—	—	—	—	—	—	—	—	—	(278)	—	(278)
Unrealized losses on available for-sale securities, net of taxes of $3	—	—	—	—	—	—	—	—	—	(4)	—	(4)
Realized gains on available for-sale securities, net of taxes of $12	—	—	—	—	—	—	—	—	—	(19)	—	(19)
Common stock purchased for treasury	—	—	—	—	—	—	50	(782)	—	—	—	(782)
Share-based compensation	—	—	—	—	9	—	—	—	5,049	—	—	5,049
Exercise of stock options	—	—	—	—	144	1	—	—	1,746	—	—	1,747
Excess tax benefits	—	—	—	—	—	—	—	—	554	—	—	554

Balance at December 31, 2010	—	$—	—	$—	45,811	$458	50	$(782)	$77,449	$(445)	$59,980	$136,660

The accompanying notes are an integral part of these financial statements.

Grand Canyon Education, Inc.
Statements of Cash Flows

	Year Ended December 31,
(In thousands)	2010	2009	2008
Cash flows provided by operating activities:
Net income	$44,365	$27,304	$6,685
Adjustments to reconcile net income to net cash provided by operating activities:
Share-based compensation	5,049	3,419	4,991
Excess tax benefits from share-based compensation	(736)	(247)	(21)
Amortization of notes payable issuance costs	63	42	—
Provision for bad debts	23,360	14,016	8,465
Depreciation and amortization	12,108	7,960	5,095
Non-capitalizable system conversion costs	4,013	—	—
Litigation loss	—	5,200	—
Exit costs	(768)	832	—
Deferred income taxes	179	(2,523)	(245)
Other	23	(14)	(106)
Changes in assets and liabilities:
Accounts receivable	(46,905)	(18,376)	(10,793)
Prepaid expenses and other	(4,746)	(377)	(751)
Due to/from related parties	9,172	(23)	468
Accounts payable	2,510	2,155	927
Accrued liabilities	5,007	8,928	3,596
Income taxes receivable/payable	(9,293)	3,929	(1,624)
Deferred revenue	(3,021)	7,419	5,392
Student deposits	43,724	1,523	(1,499)
Prepaid royalties to former owner	—	—	(5,920)
Royalty payable to former owner	—	—	(7,428)
Deposit with former owner	—	—	3,000

Net cash provided by operating activities	84,104	61,167	10,232

Cash flows used in investing activities:
Capital expenditures	(62,627)	(60,265)	(8,374)
Change in restricted cash and cash equivalents	(49,666)	1,844	2,083
Purchases of investments	—	—	(2,627)
Proceeds from sale or maturity of investments	487	—	2,570

Net cash used in investing activities	(111,806)	(58,421)	(6,348)

Cash flows (used in) provided by financing activities:
Principal payments on notes payable and capital lease obligations	(2,933)	(2,415)	(1,357)
Repayment on line of credit	—	—	(6,000)
Proceeds from notes payable and line of credit	—	25,547	—
Notes payable issuance costs	—	(317)	—
Repurchase of outstanding shares	(782)	(14,495)	—
Repurchase of Institute Warrant	—	—	(6,000)
Repayment of Institute Note Payable	—	—	(1,250)
Proceeds from related party payable on preferred stock	—	—	5,725
Net proceeds from issuance of common stock	—	14,880	128,756
Payment of special distribution	—	—	(108,675)
Proceeds from exercise of warrant	—	—	526
Net proceeds from exercise of stock options	1,747	1,226	592
Excess tax benefits from share-based compensation	736	247	21

Net cash (used in) provided by financing activities	(1,232)	24,673	12,338

Net (decrease) increase in cash and cash equivalents	(28,934)	27,419	16,222
Cash and cash equivalents, beginning of year	62,571	35,152	18,930

Cash and cash equivalents, end of year	$33,637	$62,571	$35,152

Grand Canyon Education, Inc.
Statement of Cash Flows (continued)

	Year Ended December 31,
(In thousands)	2010	2009	2008
Supplemental disclosure of cash flow information
Cash paid during the year for interest	$769	$1,802	$3,709
Cash paid during the year for income taxes	$37,703	$16,307	$5,274
Supplemental disclosure of non-cash investing and financing activities
Purchase of equipment through notes payable and capital lease obligations	$957	$2,116	$2,481
Purchases of property and equipment included in accounts payable and deferred rent	$4,421	$1,098	$1,292
Settlement of capital lease obligation	$—	$30,020	$—
Removal of Utah leasehold improvements	$—	$274	$—
Accretion of dividends on Series C convertible preferred stock	$—	$—	$938
Value assigned to Blanchard shares	$—	$—	$2,996
Assumption of future obligations under gift annuities	$—	$—	$887
Deferred tax on repurchase of Institute Warrant	$—	$—	$2,316
Conversion of Series A and Series C convertible preferred stock	$—	$—	$32,886
The accompanying notes are an integral part of these financial statements.

Grand Canyon Education, Inc.
Notes to Financial Statements
(In thousands of dollars, except share and per share data)
1. Nature of Business
Grand Canyon Education, Inc. (the “University”) was formed in Delaware in November 2003 as a limited liability company, under the name Significant Education, LLC, for the purpose of acquiring the assets of Grand Canyon University from a non-profit foundation on February 2, 2004. On August 24, 2005, the University converted from a limited liability company to a corporation and changed its name to Significant Education, Inc. On May 9, 2008, the University changed its name to Grand Canyon Education, Inc.
The University is a regionally accredited provider of postsecondary education services focused on offering graduate and undergraduate degree programs in its core disciplines of education, business, healthcare, and liberal arts. In addition to online programs, the University offers courses at its campus in Phoenix, Arizona and onsite at the facilities of employers. The University is accredited by the Higher Learning Commission of the North Central Association of Colleges and Schools.
Except as otherwise indicated, all information presented in the accompanying financial statements has been adjusted to reflect the 1,826 for one split of common stock and conversion of formerly outstanding shares of preferred stock into common stock, both of which occurred in connection with the University’s November 18, 2008 initial public offering of common stock.
2. Summary of Significant Accounting Policies
Formation and Transactions with Former Owner
On January 29, 2004, the University entered into an asset purchase agreement (the “Purchase Agreement”) with the Grand Canyon University Institute for Advanced Studies (the “Institute” or “former owner”), an Arizona nonprofit corporation, pursuant to which the University acquired substantially all of the operating assets (excluding the ground campus and related buildings) of Grand Canyon University (the “University”), including all accreditations, licensures, and approvals necessary to offer its ground and online education programs. In consideration for the purchase of such assets, the University paid the Institute $500 in cash, assumed certain liabilities, and agreed to pay the Institute a royalty equal to 5% of the revenue generated by the University through its online education program for each year in the period 2004 through 2008 and 4% for each year thereafter, in perpetuity (the “Royalty Agreement”). The consideration paid and liabilities assumed exceeded the fair value of the assets acquired by $2,941 which was recorded as goodwill. The transaction closed on February 2, 2004 at which time the University commenced its operations.
On June 25, 2004, the University entered into an ancillary agreement (the “Ancillary Agreement”) with the Institute, pursuant to which the University agreed to purchase the ground campus and related buildings (the “Campus”) excluding one building and the underlying real estate, from the Institute for the following consideration:
•	$26,750 in cash;
•	the assumption of a $1,500 note payable to a third party (the “Kirksville Note”);
•	the issuance by the University to the Institute of a warrant (the “Institute Warrant”) to purchase a 10.0% non-dilutable equity interest in the University for an exercise price of $1 during a one month period beginning in July 1, 2011 subject to a right for the University to repurchase the warrant at any time prior to its exercise for $6,000.
The value of the warrant was estimated at $420 which approximates 10% of the estimated fair value of the University at the date of grant and was included as a component of the cost of the campus and related buildings.
In connection with the Ancillary Agreement, (i) the University assigned its right to purchase the Campus to Spirit Finance Acquisitions, LLC (“Spirit”), (ii) following such assignment, Spirit acquired the Campus from the Institute for cash, (iii) Spirit leased the Campus to the University under a long-term lease (the “Spirit Lease”) in connection with which the University issued to Spirit a warrant, and (iv) the Institute loaned the University $1,250 payable over seven years (the “Institute Loan”).

Grand Canyon Education, Inc.
Notes to Financial Statements
(In thousands of dollars, except share and per share data)
Shortly after the completion of the acquisition, the University and the Institute became involved in certain disputes, with the University alleging breaches of representations and warranties concerning the campus operations, its compliance with Department of Education regulations, and the Institute’s failure to adequately disclose liabilities in the Purchase Agreement and the Ancillary Agreement. In addition, the University withheld payment of amounts due under the Royalty Agreement and the Institute Loan. At December 31, 2007, the University had withheld payment of approximately $7,428 in payments due under the Royalty Agreement and approximately $840 of principal and interest payments under the Institute Loan. As a result of these disputes, the University commenced legal proceedings in March 2006 and the Institute brought counterclaims.
In September 2007, the University and the Institute entered into a standstill agreement pursuant to which they agreed to stay all legal proceedings through April 15, 2008. In accordance with the terms of the standstill agreement, the University made an initial non-refundable, non-creditable $3,000 payment to the Institute and received an option to pay an additional $19,500 to the Institute by April 15, 2008, which would serve, in its entirety, as consideration for:
•	the satisfaction in full of all past royalties due to the Institute under the Royalty Agreement and the elimination of the existing obligation to pay royalties for online student revenues in perpetuity;
•	the repurchase of the Institute Warrant;
•	the acquisition by the University of the real property and related building located on the Campus that was owned by the Institute and not transferred in connection with the Ancillary Agreement;
•	the termination of a sublease agreement pursuant to which the Institute leased office space on the Campus;
•	the assumption by the Company of all future payment obligations in respect to certain gift annuities made to the school by donors prior to the acquisition; and
•	the satisfaction in full of the $1,250 Institute Loan (including all accrued and unpaid interest thereon).
On April 15, 2008, the University exercised its option and paid the additional $19,500 to the Institute and the Institute relinquished any and all rights it had to be involved in Grand Canyon University, and all parties released any and all claims they may have had against the other parties.
Accounting for the April 15, 2008 Settlement of the Standstill Agreement
The following table provides a tabular depiction of the University’s allocation of the $22,500 total payment to the Institute to each of the assets acquired, obligations settled, and liabilities assumed, based on the University’s fair value estimates.

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
The standstill agreement also required the University to assume future payment obligations in respect of certain gift annuities made to the school by donors prior to the acquisition, which represents a liability assumed under the standstill agreement and was recognized based on the fair value of such annuities at the option exercise date.
The remaining $6,073 of the total payment was allocated to the remaining acquired assets based on their individual fair value relative to the total fair value of those assets. The University recognized the real property (i.e., land) and related building acquired from the Institute in the transaction as an asset at the option exercise date and these assets totaling $129 and $24, respectively, have been classified within “Property and Equipment” in the University’s balance sheets.
The $5,920 value of the settlement of future royalty payment obligations to the Institute was determined based on its relative fair value at the option exercise date and is included in the accompanying balance sheet at December 31, 2008 as a “Prepaid Royalty,” and is being amortized on a straight line basis over a period of 20 years.
Spirit Transaction
In April 2009, the University acquired the land and buildings that comprise its ground campus and 909,348 shares of its common stock from Spirit Master Funding, LLC and Spirit Management Company, respectively (collectively, “Spirit”) for an aggregate purchase price of $50,000. Prior to the acquisition, the University had leased the land and buildings from Spirit, accounting for the land as an operating lease and the buildings and improvements as capital lease obligations. To finance a portion of the purchase, the University entered into a loan agreement with a financial institution pursuant which it borrowed $25,675. See Note 7, Notes Payable and Other Noncurrent Liabilities and Note 12, Preferred Stock and Equity Transactions.
The University allocated $14,495 of the purchase price to the repurchase of its common stock and the remaining $35,505 to the land and buildings. Additionally, the University removed the building and improvement assets and related capital lease obligations of $30,020 and applied the deferred gain of $1,429 as a reduction to the new building value. See Note 6, Property and Equipment.
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
Cash and Cash Equivalents
The University invests cash in excess of current operating requirements in short term certificates of deposit and money market instruments. The Company considers all highly liquid investments with maturities of three months or less at the time of purchase to be cash equivalents.

Grand Canyon Education, Inc.
Notes to Financial Statements
(In thousands of dollars, except share and per share data)
Restricted Cash and Cash Equivalents
A significant portion of the University’s revenue is received from students who participate in government financial aid and assistance programs. Restricted cash and cash equivalents primarily represents amounts received from the federal and state governments under various student aid grant and loan programs, such as Title IV. These funds are received subsequent to the completion of the authorization and disbursement process for the benefit of the student. The U.S. Department of Education requires Title IV funds collected in advance of student billings to be segregated in a separate cash or cash equivalent account until the students are billed for their portion. The University also classifies the $5,200 that is agreed to pay to settle the qui tam matter as restricted cash, subject to the distribution of the settlement amount from escrow in accordance with the terms of the settlement agreement. The University records all of these amounts as a current asset in restricted cash and cash equivalents. Restricted cash and cash equivalents is excluded from cash and cash equivalents until the cash is no longer restricted. The majority of these funds remain as restricted cash and cash equivalents for an average of 60 to 90 days from the date of receipt.
In the fourth quarter of 2010, the counterparty to the University’s interest rate swap made a collateral call and the University posted $760 of pledged collateral as noncurrent restricted cash.
Investments
The University considers its investments in marketable securities as available-for-sale securities. Available-for-sale securities are carried at fair value as determined by quoted market prices, with unrealized gains and losses, net of tax, reported as a separate component of comprehensive income and stockholders’ equity. Unrealized losses considered to be other-than-temporary are recognized currently in earnings. The cost of securities sold is based on the specific identification method. Amortization of premiums, accretion of discounts, interest and dividend income and realized gains and losses are included in investment income.
Fair Value of Financial Instruments
The carrying value of cash and cash equivalents, accounts receivable, accounts payable, accrued compensation and benefits and accrued expenses approximate their fair value based on the liquidity or the short-term maturities of these instruments. The carrying value of notes payable approximate fair value based on its variable rate index. The carrying value of other notes payable and capital lease obligations approximate fair value based upon market interest rates available to the University for debt of similar risk and maturities. Derivative financial instruments are carried at fair value, determined using Level 2 of the hierarchy of valuation inputs as defined in the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“Codification”), with the use of inputs other than quoted prices that are observable for the asset or liability. See Note 10, Derivative Instruments.
The fair value of investments, primarily municipal securities, were determined using Level 1 of the hierarchy of valuation inputs, with the use of observable market prices in the active market. The unit of account used for valuation is the individual underlying security. The municipal securities are comprised of city and county bonds related to schools, water and sewer, and housing bonds.
The fair value of the prepaid royalty asset relating to the settlement of future royalty payment obligations to the Institute was determined using an income approach, based on management’s forecasts of revenue to be generated through its online education program using Level 3 of the hierarchy of valuation inputs. The rate utilized to discount net cash flows to their present values is 35%. This discount rate was determined after consideration of the University’s weighted average cost of capital giving effect to estimates of the University’s risk-free rate, beta coefficient, equity risk premium, small size risk premium, and company-specific risk premium.

Grand Canyon Education, Inc.
Notes to Financial Statements
(In thousands of dollars, except share and per share data)
Allowance for Doubtful Accounts
The University records an allowance for doubtful accounts for estimated losses resulting from the inability, failure or refusal of its students to make required payments. The University determines the adequacy of its allowance for doubtful accounts based on an analysis of its historical bad debt experience and the aging of the accounts receivable. The University applies reserves to its receivables based upon an estimate of the risk presented by the age of the receivables. The University writes off accounts receivable at the earlier of the time the balance is deemed uncollectible, or one year after the revenue is generated. However, the University continues to reflect accounts receivable with an offsetting allowance as long as management believes there is a reasonable possibility of collection. Bad debt expense is recorded as a general and administrative expense in the income statement.
Property and Equipment
Property and equipment are recorded at cost less accumulated depreciation. Depreciation is computed using the straight-line method. Normal repairs and maintenance are expensed as incurred. Expenditures that materially extend the useful life of an asset are capitalized. Construction in progress represents items not yet placed in service and are not depreciated. Internally developed software represents qualifying salary and consulting costs for time spent on developing internal use software and is included in construction in progress until its completion. The University capitalizes interest using its interest rates on the specific borrowings used to finance the improvements, which approximated 3.1% in 2010, 5.4% in 2009 and 8.7% in 2008, given the amount of the specific debt exceeded the in process value of the project at all times. Interest cost capitalized and incurred in the years ended December 31, 2010, 2009, and 2008 are as follows:

	Year Ended December 31,
	2010	2009	2008
Interest incurred	$1,283	$1,808	$3,022
Interest capitalized	394	195	125

Interest expense	$889	$1,613	$2,897

Depreciation is provided using the straight-line method over the estimated useful lives of the assets. Furniture and fixtures, computer equipment, and vehicles generally have estimated useful lives of ten, four, and five years, respectively. Leasehold improvements are depreciated over the shorter of their lease term or their useful life. Land improvements and buildings are depreciated over lives ranging from 10 to 40 years.
Leases
The University enters into various lease agreements in conducting its business. At the inception of each lease, the University evaluates the lease agreement to determine whether the lease is an operating or capital lease. In addition, many of the lease agreements contain renewal options and tenant improvement allowances. When such items are included in a lease agreement, the University records a deferred liability on the balance sheet and records the rent expense evenly over the term of the lease. Leasehold improvements are included as investing activities and are included as additions to property, plant and equipment. For leases with renewal options, the University records rent expense and amortizes the leasehold improvement on a straight-line basis over the initial non-cancelable lease term unless it intends to exercise the renewal option. Once it extends the renewal option, the University amortizes any tenant improvement allowances over the extended lease period as well as the leasehold improvement asset (unless the extended lease term is longer than the economic life of the asset). The University expenses any additional payments under its operating leases for taxes, insurance or other operating expenses as incurred.
Deferred Loan Costs
The University capitalized expenses paid to third parties from a note agreement with a financial institution and these costs, which totaled $317 are amortized over the five year life of the note using the straight-line method, which approximates the effective interest method. Accumulated amortization was $105 and $42 as of December 31, 2010 and 2009, respectively.

Grand Canyon Education, Inc.
Notes to Financial Statements
(In thousands of dollars, except share and per share data)
Other Assets
During 2010, the University entered into an agreement with an affiliated entity to develop a new learning management system for use by the University. Through this agreement, the University prepaid perpetual license fees, acquired source code rights for the software developed, and prepaid maintenance and service fees for the first seven years of use for an aggregate amount of $4,900. As of December 31, 2010, the University has paid $4,500. The University anticipates full conversion to this new learning management platform for online delivered coursework by the third quarter of 2011.
Long-Lived Assets
The University evaluates the recoverability of its long-lived assets for impairment, other than goodwill, for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to undiscounted future net cash flows expected to be generated by the assets. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets.
Goodwill
Goodwill represents the excess of the cost over the fair market value of net assets acquired, including identified intangible assets. Goodwill is tested annually or more frequently if circumstances indicate potential impairment, by comparing its fair value to its carrying amount.
Share-Based Compensation
The University measures and recognizes compensation expense for share-based payment awards made to employees, consultants and directors, including employee stock options. Prior to the University’s initial public offering in November 2008, the University had no share-based awards.
The University calculates the fair value of share-based awards on the date of grant. The University uses the Black-Scholes-Merton option pricing model to estimate fair value. The option pricing model requires the University to estimate certain key assumptions such as expected life, volatility, risk free interest rates, and dividend yield to determine the fair value of share-based awards, based on historical information and management judgment. The University amortizes the share-based compensation expense over the period that the awards are expected to vest, net of estimated forfeiture rates. If the actual forfeitures differ from management estimates, adjustments to compensation expense are recorded. The University reports cash flows resulting from tax deductions in excess of the compensation cost realized for those options (excess tax benefits) as financing cash flows.
The University has analyzed the circumstances in which the simplified method is allowed and is utilizing the simplified method for all stock options granted since November 2008. The simplified method for estimating the expected life uses the mid-point between the vesting term and the contractual term of the stock option.
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
Derivative financial instruments enable the University to manage its exposure to interest rate risk. The University does not engage in any derivative instrument trading activity. Credit risk associated with the University’s derivatives is limited to the risk that a derivative counterparty will not perform in accordance with the terms of the contract. Exposure to counterparty credit risk is considered low because these agreements have been entered into with institutions with Aa or higher credit ratings, and they are expected to perform fully under the terms of the agreements.

Grand Canyon Education, Inc.
Notes to Financial Statements
(In thousands of dollars, except share and per share data)
As of December 31, 2010 no derivative ineffectiveness was identified. Any ineffectiveness in the University’s derivative instruments designated as hedges would be reported in interest expense in the income statement. As of December 31, 2010 $4 of credit default risk interest income was recorded in interest expense in the income statement. At December 31, 2010, the University does not expect to reclassify any gains or losses on derivative instruments from accumulated other comprehensive income (loss) into earnings during the next 12 months.
Income Taxes
The University accounts for income taxes payable or refundable for the current year and deferred tax assets and liabilities for future tax consequences of events that have been recognized in the University’s financial statements or tax returns. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which the temporary differences are expected to be realized.
In January 2008, the University adopted a more-likely-than-not threshold for financial statement recognition and measurement of an uncertain tax position taken or expected to be taken in a tax return. The University recognizes interest and penalties related to uncertain tax positions in income tax expense. The University has reserved approximately $388 and $568 for uncertain tax positions including interest and penalties, which is classified within accrued liabilities on the accompanying balance sheet as of December 31, 2010 and 2009, respectively.
The University has deferred tax assets, which are subject to periodic recoverability assessments. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount that more likely than not will be realized. Realization of the deferred tax assets is principally dependent upon achievement of projected future taxable income offset by deferred tax liabilities.
Loss Contingencies
The University accrues for contingent obligation when it is probable that a liability has been incurred and the amount is reasonably estimable. When the University becomes aware of a claim or potential claim, the likelihood of any loss exposure is assessed. If it is probable that a loss will result and the amount of the loss is estimable, the University records a liability for the estimated loss. If the loss is not probable or the amount of the potential loss is not estimable, the University will disclose the claim if the likelihood of a potential loss is reasonably possible and that the amount of the potential loss could be material. Estimates that are particularly sensitive to future changes include tax, legal, and other regulatory matters, which are subject to change as events evolve, and as additional information becomes available during the administrative and litigation process. The University expenses legal fees as incurred.
Revenue Recognition
Net revenues consist primarily of tuition and fees derived from courses taught by the University online, at its 100 acre traditional campus in Phoenix, Arizona, and onsite at the facilities of employers, as well as from related educational resources such as access to online materials. Tuition revenue and most fees and related educational resources are recognized pro-rata over the applicable period of instruction, net of scholarships provided by the University. For the years ended December 31, 2010, 2009 and 2008, the University’s revenue was reduced by approximately $55,833, $34,155 and $18,381, respectively, as a result of scholarships that the University offered to students. The University maintains an institutional tuition refund policy, which provides for all or a portion of tuition to be refunded if a student withdraws during stated refund periods. Certain states in which students reside impose separate, mandatory refund policies, which override the University’s policy to the extent in conflict. If a student withdraws at a time when only a portion, or none of the tuition is refundable, then in accordance with its revenue recognition policy, the University continues to recognize the tuition that was not refunded as pro-rata over the applicable period of instruction. Since the University recognizes revenue pro-rata over the term of the course and because, under its institutional refund policy, the amount subject to refund is never greater than the amount of the revenue that has been deferred, under the University’s accounting policies revenue is not recognized with respect to amounts that could potentially be refunded. The University’s change in April 2010 to a non-term borrower-based institution from a term based institution for federal student financial aid funding purposes does not have any impact on the timing and recognition of revenues. Deferred revenue and student deposits in any period represent the excess of tuition, fees, and other student payments received as compared to amounts recognized as revenue on the income statement and are reflected as current liabilities in the accompanying balance sheet. The University’s educational programs have starting and ending dates that differ from its fiscal quarters. Therefore, at the end of each fiscal quarter, a portion of revenue from these programs is not yet earned. Other revenues may be recognized as sales occur or services are performed.

Grand Canyon Education, Inc.
Notes to Financial Statements
(In thousands of dollars, except share and per share data)
Instructional Costs and Services
Instructional costs and services consist primarily of costs related to the administration and delivery of the University’s educational programs. This expense category includes salaries, benefits and share-based compensation for full-time and adjunct faculty and administrative personnel, information technology costs, curriculum and new program development costs (which are expensed as incurred) and costs associated with other support groups that provide services directly to the students. This category also includes an allocation of depreciation, amortization, rent, and occupancy costs attributable to the provision of educational services, primarily at the University’s Phoenix, Arizona campus. In the second quarter of 2010, the University completed the conversion of its student records system from DataTel to CampusVue. In connection with this conversion, the University incurred approximately $4,013 of costs due to unanticipated delays in information processing which are included in instructional costs and services for the year ended December 31, 2010.
Selling and Promotional
Selling and promotional expenses include salaries, benefits and share-based compensation of personnel engaged in the marketing, recruitment, and retention of students, as well as advertising costs associated with purchasing leads, hosting events and seminars, and producing marketing materials. This category also includes an allocation of depreciation, amortization, rent, and occupancy costs attributable to selling and promotional activities at the Company’s facilities in Arizona. Selling and promotional costs are expensed as incurred. Advertising costs, which include marketing leads, events, and promotional materials for the years ended December 31, 2010, 2009, and 2008 were $35,550, $24,820, and $18,541, respectively.
Through December 2010, the University was a party to a revenue sharing arrangement (the Collaboration Agreement) with Mind Streams, L.L.C. (Mind Streams), a related party pursuant to which it pays a percentage of the net revenue that it actually receives from applicants recruited by those entities that matriculate at Grand Canyon University. Mind Streams bears all costs associated with the recruitment of these applicants. Additionally in 2010, Gail Richardson, the father of Brent D. Richardson, the University’s Executive Chairman, and Christopher C. Richardson, the University’s General Counsel and a director, formed a new entity, Lifetime Learning, which plans to generate and sell leads to the University and other entities in the education sector. For the years ended December 31, 2010, 2009, and 2008, the University expensed approximately $8,777, $6,736, and $5,895, respectively, pursuant to these arrangements, exclusive of the settlement arrangement discussed in the following paragraph. As of December 31, 2010 and 2009, $9,367, and $305, respectively, were due to these related parties.
As a result of new rules adopted by the U.S. Department of Education and effective July 1, 2011, the University determined that revenue sharing arrangements like the Collaboration Agreement, and the manner in which it pays amounts under the Collaboration Agreement, will most likely no longer be permitted. Accordingly, the University and Mind Streams entered into an agreement, dated December 30, 2010, pursuant to which the University agreed to pay Mind Streams an amount equal to (a) $8,500, plus (b) Mind Streams’ applicable share of any net revenue actually received by the University on or before February 28, 2011 with respect to any such Mind Streams identified students commencing University courses prior to November 1, 2010. In return, Mind Streams has agreed to (i) accept such amounts in full and complete satisfaction of all amounts owed by the University to Mind Streams under the Collaboration Agreement, and (ii) transfer to the University a proprietary database of potential student leads. In the aggregate, the University has expensed $9,233 in 2010 relating to this agreement.

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
Exit Costs
In November 2009, the University finalized a plan to centralize its student services operations in Arizona and, as a result, closed its student services facility in Utah. The exit costs expected to be incurred in connection with this decision have been expensed and are presented separately on the income statement. The costs incurred include severance payments; relocation expense; lease payments; and the write off of leasehold improvements associated with this leased space.
The following is a summary of the University’s exit activities:

	Accrued Exit			Accrued Exit
	Costs at			Costs at
	December 31,		Payments to	December 31,
	2009	Exit Costs	Date	2010
Severance payments	$503	$—	$(503)	$—
Future lease payments, lease terminated in October 2010	288	107	(395)	—
Leasehold improvements and other	41	151	(128)	64

Total	$832	$258	$(1,026)	$64

	Accrued Exit			Accrued Exit
	Costs at			Costs at
	December 31,		Payments to	December 31,
	2008	Exit Costs	Date	2009
Severance payments	$—	$615	$(112)	$503
Future lease payments, net of estimated sublease rentals	—	288	—	288
Leasehold improvements and other	—	315	(274)	41

Total	$—	$1,218	$(386)	$832

Insurance/Self-Insurance
The University uses a combination of insurance and self-insurance for a number of risks, including claims related to employee health care, workers’ compensation, general liability, and business interruption. Liabilities associated with these risks are estimated based on, among other things, historical claims experience, severity factors, and other actuarial assumptions. The University’s loss exposure related to self-insurance is limited by stop loss coverage on a per occurrence and aggregate basis. Expected loss accruals are based on estimates, and while the University believes the amounts accrued are adequate, the ultimate loss may differ from the amounts provided.
Concentration of Credit Risk
The University may extend credit for tuition to some students. A substantial portion is repaid through the student’s participation in federally funded financial aid programs. Transfers of funds from the financial aid programs to the Company are made in accordance with the U.S. Department of Education (“Department of Education”) requirements. A majority of the University’s revenues are derived from tuition financed under the Title IV programs of the Higher Education Act of 1965, as amended (the “Higher Education Act”). The financial aid and assistance programs are subject to political and budgetary considerations and are subject to extensive and complex regulations. The University’s administration of these programs is periodically reviewed by various regulatory agencies. Any regulatory violation could be the basis for the initiation of potentially adverse actions including a suspension, limitation, or termination proceeding, which could have a material adverse effect on the University.

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
Segment Information
The University operates as a single educational delivery operation using a core infrastructure that serves the curriculum and educational delivery needs of both its ground and online students regardless of geography. The University’s chief operating decision maker manages the University’s operations as a whole and no expense or operating income information is generated or evaluated on any component level.
Recent Accounting Pronouncements
In June 2009, the Financial Accounting Standards Board (“FASB”) issued guidance that modifies how a company determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. This guidance clarifies that the determination of whether a company is required to consolidate an entity is based on, among other things, an entity’s purpose and design and a company’s ability to direct the activities of the entity that most significantly impact the entity’s economic performance. This guidance requires an ongoing reassessment of whether a company is the primary beneficiary of a variable interest entity and additional disclosures about a company’s involvement in variable interest entities and any significant changes in risk exposure due to that involvement. This guidance is effective for fiscal years beginning after November 15, 2009. The adoption had no impact on the University’s financial position or results of operations.
In June 2009, the FASB set forth certain financial reporting requirements by enterprises involved with variable interest entities and to provide more relevant information to users of financial statements. This guidance became effective for the University’s interim and annual reporting periods beginning January 1, 2010. The adoption had no impact on the University’s financial position or results of operations.
In January 2010, previously released guidance on fair value measurements and disclosures was amended. The amendment requires disclosure of transfers into and out of Level 1 and Level 2 fair value measurements, and also requires more detailed disclosure about the activity within Level 3 fair value measurements. The guidance became effective for the University’s interim and annual reporting periods beginning January 1, 2010. The adoption had no impact on the University’s financial position or results of operations.
In February 2010, the FASB issued new guidance relating to subsequent events. This update removes the requirement for an SEC filer to disclose the date through which subsequent events have been evaluated and became effective for the University’s interim and annual reporting periods beginning January 1, 2010. The adoption had no impact on the University’s financial position or results of operations.
The University has determined that all other recently issued accounting standards will not have a material impact on its financial statements, or do not apply to its operations.

Grand Canyon Education, Inc.
Notes to Financial Statements
(In thousands of dollars, except share and per share data)
3. Initial Public Offering, Special Distribution and Secondary Offering
In November 2008, the University completed an initial public offering of common stock. In the initial public offering, the University sold 11,575,000 shares of common stock at a price to the public of $12.00 per share, before underwriting discounts and commissions. Net proceeds to the University were approximately $128,756, after deducting underwriting discounts and commissions and offering expenses. Upon the closing of the offering, all of the University’s then outstanding Series A Preferred Stock converted into 10,870,178 shares of common stock and all of the University’s then outstanding Series C Preferred Stock converted into 2,233,333 shares of common stock.
On September 26, 2008 the University’s Board of Directors approved the payment of a special distribution to its stockholders of record as of September 26, 2008 to be paid from the proceeds of the initial public offering (including any proceeds resulting from sales of shares pursuant to the underwriters’ exercise of their over-allotment option) in the amount of 75% of the gross offering proceeds. On November 3, 2008, the University’s Board of Directors approved the revision of the record date for determining those stockholders entitled to receive the possible special distribution described above to November 18, 2008. The University’s registration statement for the initial public offering became effective on November 19, 2008. In the fourth quarter of 2008, the University distributed $108,675, which is equal to 75% of the total gross proceeds from the sale of common stock, including the underwriters’ exercise of the over-allotment option. The special distribution was paid on an as if converted basis to all common and preferred shareholders of record as of November 18, 2008.
In September 2009, the University completed a public offering of shares of its common stock. In the offering 6,900,000 shares were sold, consisting of 1,000,000 shares sold by the University and 5,900,000 shares sold by certain stockholders of the University. Total net proceeds to the University were $14,880, net of underwriting discounts and commissions and offering expenses. The University did not receive any of the proceeds from the sale of common stock sold by the selling stockholders.
4. Valuation and Qualifying Accounts

	Balance at			Balance at
	Beginning of	Charged to		End of
	Year	Expense	Deductions(1)	Year
Allowance for doubtful accounts receivable:
Year ended December 31, 2010	$7,553	23,360	(15,952)	$14,961
Year ended December 31, 2009	$6,356	14,016	(12,819)	$7,553
Year ended December 31, 2008	$12,158	8,465	(14,267)	$6,356

(1)	Deductions represent accounts written off, net of recoveries.
5. Investments
The University had no investments as of December 31, 2010. The following is a summary of amounts included in investments as of December 31, 2009. The University considered all investments as available for sale.

	As of December 31, 2009
		Gross	Gross	Estimated
	Adjusted	Unrealized	Unrealized	Fair
	Cost	Gains	(Losses)	Value
Money Market Funds	$43	$—	$—	$43
Municipal Securities	448	39	(1)	487

Total	$491	$39	$(1)	$530

Gross realized gains and losses resulting from the sale of available-for-sale securities were $31, $0, and $110 for the years ended December 31, 2010, 2009 and 2008, respectively. For the years ended December 31, 2010, 2009, and 2008, the net unrealized gain (loss) on available-for-sale securities were $(4), $7, and $(63), net of tax effect, respectively.

Grand Canyon Education, Inc.
Notes to Financial Statements
(In thousands of dollars, except share and per share data)
6. Property and Equipment
Property and equipment consist of the following:

	As of December 31,
	2010	2009
Land	$8,282	$7,230
Land improvements	1,597	1,597
Buildings	48,323	25,176
Equipment under capital leases	4,502	3,545
Leasehold improvements	11,407	3,692
Computer equipment	36,742	22,327
Furniture, fixtures and equipment	11,401	7,750
Internally developed software	3,825	1,011
Other	998	420
Construction in progress	21,349	7,712

	148,426	80,460
Less accumulated depreciation and amortization	(24,427)	(13,090)

Property and equipment, net	$123,999	$67,370

Depreciation and amortization expense associated with property and equipment, including assets under capital lease, totaled $11,376, $7,228, and $4,592 for the years ended December 31, 2010, 2009, and 2008, respectively.
7. Notes Payable and Other Noncurrent Liabilities
To finance a portion of the campus land and building purchase from Spirit, the University entered into a loan agreement in April 2009 with a financial institution pursuant to which it borrowed $25,675. The note agreement contains standard covenants, including covenants that, among other things, restrict the University’s ability to incur additional indebtedness or liens; sell, assign, lease, transfer or otherwise dispose of any part of the University’s assets other than in the ordinary course of business; make investments or capital contributions to any individual or entity; enter into any consolidation, merger, or other combination, or become a partner in a partnership, a member of a joint venture, or a member of a limited liability company; acquire or purchase a business or all or substantially all of the assets of a business in an aggregate amount exceeding an amount equal to 25% of the University’s tangible net worth; and engage in any business activities substantially different from the University’s present business. In addition the loan agreement requires the University to maintain compliance with certain applicable regulatory standards, and requires the University to maintain a certain financial condition. Indebtedness under the note agreement is collateralized by the land and buildings that comprise the University’s ground campus. As of December 31, 2010, the University is in compliance with its debt covenants.

	As of December 31,
	2010	2009
Notes Payable
Note payable, monthly payment of $143; interest at 30 day LIBOR plus 2.25% (2.51% at December 31, 2010) through April 30, 2014	$22,829	$24,565
Note payable; monthly payments of $20; interest at 3.9% through September 2011	178	407
Various Gift Annuities; quarterly payments of $34 extending through 2019; interest at 10%	744	802
Equipment note; monthly payments of $6 extending through December 2011; interest at 6.6%	67	136
Notes payable for vehicles requiring monthly payments with interest rates ranging from 8.8% to 11.0% extending into March 2013	89	178

	23,907	26,088
Less: Current portion	2,026	2,105

	$21,881	$23,983

Grand Canyon Education, Inc.
Notes to Financial Statements
(In thousands of dollars, except share and per share data)
Payments due under the notes payable obligations are as follows as of December 31, 2010:

2011	$2,026
2012	1,783
2013	1,750
2014	17,903
2015	93
Thereafter	352

$23,907

Long-term deferred rent included in other noncurrent liabilities as of December 31, 2010 and 2009 was $2,029 and $1,239, respectively. The derivative liability for the forward interest rate swap included in other noncurrent liabilities as of December 31, 2010 and 2009 was $686 and $228, respectively.
8. Capital Lease Obligations
Capital lease obligations consist of the following:

	As of December 31,
	2010	2009
Capital Lease Obligations
Capital leases for equipment (various leases extending into 2012, with implicit interest rates ranging from 4.0% to 6.9%, monthly payments totaling $62 and quarterly payments totaling $239)	$1,824	$1,619

	1,824	1,619
Less: Current portion of capital lease obligations	1,673	751

	$151	$868

Payments due under future minimum lease payments under the capital lease obligations are as follows as of December 31, 2010:

2011	$1,703
2012 and thereafter	152

1,855

Less: Portion representing interest	31

Present value of minimum lease payments	$1,824

9. Commitments and Contingencies
Leases
The University leases certain land, buildings and equipment under non-cancelable operating leases expiring at various dates through 2023. Future minimum lease payments under operating leases due each year are as follows at December 31, 2010:

2011	$4,754
2012	5,874
2013	6,802
2014	6,506
2015	5,628
Thereafter	24,072

Total minimum payments	$53,636

Total rent expense and related taxes and operating expenses under operating leases for the years ended December 31, 2010, 2009 and 2008 was $5,287, $4,541, and $2,375, respectively.

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
On August 14, 2008, the U. S. Department of Education (“Department of Education”), Office of Inspector General (“OIG”) served an administrative subpoena on the University requiring it to provide certain records and information related to performance reviews and salary adjustments for all of its enrollment counselors and managers from January 1, 2004 to August 2008. The University has cooperated with the OIG to facilitate its investigation and completed its rolling responsive document production, which commenced in September 2008, in June 2009. In light of the settlement of the qui tam litigation described below, the University believes that this investigation has effectively ended.
On September 11, 2008, the University was served with a qui tam lawsuit that had been filed against the University in August 2007 in the United States District Court for the District of Arizona (the “Court”) by a then-current employee on behalf of the federal government. All proceedings in the lawsuit had been under seal until September 5, 2008, when the court unsealed the first amended complaint, which had been filed on August 11, 2008. A qui tam case is a civil lawsuit brought under the federal False Claims Act by one or more individuals (a “relator”) on behalf of the federal government for an alleged submission to the government of a false claim for payment. The relator, often a current or former employee, is entitled to a share of the government’s recovery in the case. A qui tam action is always filed under seal and remains under seal until the government decides whether to intervene in the case. If the government intervenes, it takes over primary control of the litigation. If the government declines to intervene in the case, the relator may nonetheless elect to continue to pursue the litigation at his or her own expense on behalf of the government. In the University’s case, the qui tam lawsuit was initially filed under seal in August 2007 and was unsealed and served on the University following the government’s decision not to intervene at that time.
The qui tam lawsuit alleged, among other things, that the University violated the False Claims Act by knowingly making false statements, and submitting false records or statements, from at least 2001 to the present, to get false or fraudulent claims paid or approved, and asserted that the University improperly compensated certain of its enrollment counselors in violation of the Title IV law governing compensation of such employees, and as a result, improperly received Title IV program funds. The complaint specifically alleged that some of the University’s compensation practices with respect to its enrollment personnel, including providing non-cash awards, violated the Title IV law governing compensation. While the University believes that the compensation policies and practices at issue in the complaint were not based on success in enrolling students in violation of applicable law, the Department of Education’s regulations and interpretations of the incentive compensation law do not establish clear criteria for compliance in all circumstances, and some of these practices, including the provision of non-cash awards, were not within the scope of any explicit “safe harbor” provided in the compensation regulations. The complaint sought treble the amount of unspecified damages sustained by the federal government in connection with the University’s receipt of Title IV funding, a civil penalty for each violation of the False Claims Act, attorneys’ fees, costs, and interest. The University filed a motion to dismiss this case in November 2008, which was denied by the court in February 2009.

Grand Canyon Education, Inc.
Notes to Financial Statements
(In thousands of dollars, except share and per share data)
Pursuant to the court’s mandatory scheduling order, the University entered into settlement discussions with respect to the qui tam matter with the relator and, in October 2009, reached a settlement in principle with the relator pursuant to which the University agreed to pay $5,200 to finally resolve the qui tam case and thereby avoid the cost and distraction of a potentially protracted trial. Thus, in the third quarter of 2009, the University accrued $5,200 for the estimated litigation loss. This settlement in principle was conditioned upon obtaining the approval of the U.S. Department of Justice (which has authority to approve settlement of False Claims Act matters) and the Department of Education with respect to the issuance to the University of a full three-year Title IV program participation agreement (the University’s application for which has been pending since March 2008), resolving the OIG investigation, and finalizing the settlement terms that would release the University from other False Claims Act cases based upon the conduct covered by the settlement. Following unsuccessful attempts to finalize a settlement agreement among the University, the relator and the United States, on April 28, 2010, the University and the relator submitted a proposed settlement agreement to the Court for approval. In accordance with a scheduling order set by the Court, the United States filed certain objections to the proposed settlement agreement to which the University and the relator responded. The Court then held a hearing regarding the proposed settlement agreement, and the United States’ objections thereto, on June 10, 2010.
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
Following the August 13, 2010 hearing, on August 17, 2010 the Court filed an order approving a settlement agreement between the University and the relator. In its August 17, 2010 order, the Court approved the inclusion of the administrative release provision in the settlement agreement, but stated that it lacked a basis for making a finding regarding the University’s compliance with the OIG subpoena. As a result, the settlement agreement provided a release to the University, given by the relator acting on behalf of the Department of Education to the fullest extent permitted by law, from future Department of Education administrative actions with respect to the covered conduct for the period from January 1, 2001 to April 28, 2010, although the Department of Education does retain the power it currently possesses to initiate other administrative actions against the University. On August 20, 2010, the Court filed an order dismissing the matter with prejudice pursuant to the settlement. As required by the settlement agreement, the University promptly deposited $5,200 into an interest-bearing segregated account controlled by the University, for payment to the United States and the relator in accordance with the terms of the settlement agreement, as described above.
On September 16, 2010, the United States filed a notice with the Court that it intended to appeal, before the U.S. Court of Appeals for the Ninth Circuit, the Court’s June 10, 2010 and August 17, 2010 orders overruling the United States’ objections to the settlement and the Courts’ August 20, 2010 order dismissing that matter with prejudice pursuant to the settlement. On December 27, 2010 the United States filed a motion with the Court of Appeals seeking to voluntarily dismiss its appeal of the District Court’s orders. The Court of Appeals granted this motion on December 28, 2010. As a result, the settlement agreement previously approved by the District Court took effect on the terms previously disclosed. Subject to the distribution of the settlement amount from escrow in accordance with the terms of the settlement agreement, the University management believes the qui tam matter, which was originally filed in 2007 and unsealed in 2008, is now resolved.
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

Grand Canyon Education, Inc.
Notes to Financial Statements
(In thousands of dollars, except share and per share data)
Tax Reserves, Non-Income Tax Related
From time to time the University has exposure to various non-income tax related matters that arise in the ordinary course of business. At December 31, 2010 and 2009, the University has reserved approximately $92 and $229 for tax matters where its ultimate exposure is considered probable and the potential loss can be reasonably estimated. During 2009, a non-income tax related matter related to the University’s classification of its online faculty as independent contractors was resolved with the Internal Revenue Service (“IRS”) and, effective July 1, 2009, all faculty for the University have been treated as employees. The University had reserved $235 in 2008 related to this matter, which approximated the amount paid in 2009.
10. Derivative Instruments
On June 30, 2009, the University entered into two derivative agreements to manage its 30-day LIBOR interest exposure related to its variable rate note payable. Neither of these instruments contained financing elements. The contractual terms of the University’s derivative instruments have not been structured to ensure that net payments will be made by one party in the earlier periods and subsequently returned by the counterparty in later periods of the derivative’s term. Neither of the University’s derivative instruments have been amended or modified since their inception. The interest rate corridor required an upfront payment of $164 by the University to the counterparty solely for the time value of an out-of-the-money option contract based on the forward LIBOR rate curve at the instrument’s inception. Accordingly, the fair value of the corridor derivative asset at inception was $164. The fair value for the interest rate corridor was determined using a hypothetical derivative transaction and Level 2 of the hierarchy of valuation inputs. The fair value as of December 31, 2010 and 2009 with adjustment for credit risk was $27 and $113, respectively, and this derivative asset is included in other assets in the accompanying balance sheet. The interest rate swap instrument was an out-of-the-money option contract based on the forward LIBOR rate curve at the instrument’s inception. The fair value of the interest rate swap, with adjustment for credit risk, is a liability of $686 and $228 as of December 31, 2010 and 2009, respectively, and is included in other noncurrent liabilities in the accompanying balance sheet. These derivative instruments were designated as cash flow hedges of variable rate note payable obligations. Accordingly, the adjustment of $551 and $278 for the year ended December 31, 2010 and 2009, respectively, for the effective portion of the loss on the derivatives is included as a component of other comprehensive income, net of taxes.
The interest rate corridor instrument hedges variable interest rate risk starting July 1, 2009 through April 30, 2014 with a notional amount of $11,482 as of December 31, 2010. The corridor instrument permits the University to hedge its interest rate risk at several thresholds; the University will pay variable interest rates based on the 30-day LIBOR rates monthly until that index reaches 4%. If 30-day LIBOR is equal to 4% through 6%, the University will pay 4%. If 30-day LIBOR exceeds 6%, the University will pay actual 30-day LIBOR less 2%. This reduces the University’s exposure to potential increases in interest rates.
The interest rate swap commenced on May 1, 2010 and continues each month thereafter until April 30, 2014 and has a notional amount of $11,482 as of December 31, 2010. The University will receive 30-day LIBOR and pay 3.245% fixed interest on the amortizing notional amount. Therefore, the University has hedged its exposure to future variable rate cash flows through April 30, 2014. The interest rate swap is not subject to a master netting arrangement and collateral has been called by the counterparty and reflected in a restricted cash account as of December 31, 2010 in the amount of $760.
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

	Year Ended December 31,
	2010	2009	2008
Denominator:
Basic common shares outstanding	45,721,999	45,184,186	22,184,766
Effect of dilutive preferred stock	—	—	9,559,801
Effect of dilutive warrants	—	—	1,666,312
Effect of contingently issuable common stock	—	—	19,010
Effect of dilutive stock options and restricted stock	673,917	318,639	—

Diluted common shares outstanding	46,395,916	45,502,825	33,429,889

Diluted weighted average shares outstanding exclude the incremental effect of shares that would be issued upon the assumed exercise of stock options. For the year ended December 31, 2010 and 2009, approximately 1,020,863 and 196,804, respectively, of the University’s stock options outstanding were excluded from the calculation of diluted earnings per share as their inclusion would have been anti-dilutive. These options could be dilutive in the future.
12. Preferred Stock and Equity Transactions
Preferred Stock
As of December 31, 2010 and 2009, the University had 10,000,000 shares of authorized but unissued and undesignated preferred stock. As of December 31, 2007, the following series of preferred stock had been authorized, all of which were previously repurchased or converted into shares of the University’s common stock in connection with the University’s initial public offering of common stock in November 2008.
Series A Convertible Preferred Stock
The University entered into a Series A convertible preferred stock (the “Series A”) purchase agreement on August 24, 2005. The holders of Series A were entitled to vote and to receive dividends, when and as declared by the board of directors from time to time, in each case on an as-converted to common stock basis. The Series A was originally convertible into common stock on a one for one basis, but, as a result of the stock split that occurred in connection with the University’s initial public offering of common stock, the Series A ultimately converted at a ratio of 1,826 shares of common stock for each share of Series A, or a total of 10,870,178 shares of common stock, upon the completion of the University’s initial public offering of common stock in November 2008.
Series C Preferred Stock
On December 18, 2007, the University entered into a Series C preferred stock purchase agreement and subscription agreement. The holders of Series C were entitled to receive, in preference to the holders of the all other classes of stock, when and as declared by the board of directors or upon a liquidation event, cumulative dividends at a rate of 8.0% per year, less the amount of any dividends actually paid. Such dividends accrued whether or not declared by the board of directors, whether or not there were funds legally available to pay dividends, and compounded on an annual basis. In the event of liquidation, or a change in control, as defined, the holders of the Series C were entitled to receive, in preference to all other shareholders, any distributions of the assets of the University equal to two times the original purchase price of the shares, or $7,000 per share, subject to certain adjustments, plus all accumulated but unpaid dividends. The Series C was non-voting.
On December 18, 2007 the University issued 1,359 shares of Series C stock and received net proceeds of $4,720 in cash and a subscription receivable of $5,725 for the remaining 1,636 shares, which were paid for and issued in January 2008.

Grand Canyon Education, Inc.
Notes to Financial Statements
(In thousands of dollars, except share and per share data)
In May 2008, the board of directors and stockholders of the University authorized an amendment to be made to the University’s certificate of incorporation that provided for the Series C preferred stock to convert automatically into common stock upon the closing of a qualified public offering. In November 2008, the board of directors and stockholders of the University revised such amendment to clarify that, upon conversion to common stock, accrued and unpaid dividends would be disregarded and not paid. The amendment was filed on November 19, 2008, and became effective prior to the effectiveness of the registration statement relating to the University’s initial public offering. The number of shares of common stock issued upon conversion of the Series C in connection with the initial public offering was equal to the aggregate liquidation preference of the Series C preferred stock divided by the public offering price of the common stock, which equaled $26,800 divided by $12.00, or 2,233,333 shares of common stock. The accrued but unpaid dividends related to the Series C were accretive through November 19, 2008 resulting in cumulative undeclared dividends on the Series C of $938 upon conversion.
Common Stock
On September 26, 2008 the University’s Board of Directors approved an amendment to the Company’s charter to increase the Company’s authorized common stock to 100,000,000 common shares. This charter amendment was approved by the University’s stockholders on September 27, 2008 and became effective on September 29, 2008. On September 26, 2008, the University’s Board of Directors declared a 1,826 for one stock split of its outstanding common stock, which became effective on September 29, 2008. This stock split resulted in the issuance of approximately 19.2 million additional shares of common stock and caused the conversion ratio of the Series A to adjust from a one for one ratio to an 1,826 for one ratio. All information presented in the accompanying financial statements have been adjusted to reflect the 1,826 for one stock split.
In June 2004, the University entered into a license agreement with Blanchard relating to the University’s use of the Ken Blanchard name for its College of Business. Under the terms of that agreement the University agreed to pay Blanchard a royalty generated on net tuition from certain programs in the University’s College of Business and to issue to Blanchard up to 909,348 shares of common stock with the actual number issued to be contingent upon the University’s achievement of stated enrollment levels in its College of Business during the term of the agreement. As of December 31, 2006, the University deemed it probable that 182,600 shares would be earned and, as of August 15, 2007, those 182,600 shares were earned and due to Blanchard under this agreement, On May 9, 2008, the University and Blanchard amended the terms of the agreement pursuant to which Blanchard was issued 365,200 shares of the University’s common stock in full settlement of all shares owed and contingently owed under this agreement. The fair value of the shares issued to Blanchard as part of the license agreement of $3,394 was determined at the date it became probable that shares would then be earned and then adjusted until the date the shares were earned. This amount is included in the balance sheet as a component of “Prepaid Royalty” and will be amortized through operations as an expense over the remaining term of the license agreement. Included in due to related parties is $875 and $869 at December 31, 2010 and 2009, respectively, related to the royalty arrangement.
Treasury Stock
On August 16, 2010, the University announced that its Board of Directors had authorized the University to repurchase up to $25,000 of common stock, from time to time, depending on market conditions and other considerations. The expiration date on the repurchase authorizations is September 30, 2011 and repurchases occur at the University’s discretion. Repurchases may be made in the open market or in privately negotiated transactions, pursuant to the applicable Securities and Exchange Commission rules. The amount and timing of future share repurchases, if any, will be made as market and business conditions warrant. Since its approval of the share repurchase plan, the University has purchased 50,000 common stock shares at an aggregate cost of $782, which are recorded at cost in the accompanying December 31, 2010 balance sheet and statement of stockholders’ equity (deficit).
Preferred Stock
The Company’s charter, which became effective upon the completion of the University’s initial public offering, provides that the board of directors has authority to issue preferred stock, with voting powers, designations, preferences, and special rights, qualifications, limitation, or restrictions as permitted by law as determined by the board of directors, without stockholder approval. The board of directors may authorize the issuance of preferred stock with voting or conversion rights that could adversely affect the voting power or other rights of the holders of the common stock.

Grand Canyon Education, Inc.
Notes to Financial Statements
(In thousands of dollars, except share and per share data)
Warrants to Purchase Common Stock
In 2004, the Company issued the Institute Warrant to purchase a 10.0% non-dilutive membership interest (later amended to be common stock), at an exercise price of $1. The Institute Warrant was to have been exercisable for a one month period beginning on July 1, 2011. The University had the right to repurchase the Institute Warrant prior to the exercise period for $6,000. On April 15, 2008 the Institute Warrant was repurchased with the execution of the settlement discussed in Note 2. The repurchase was accounted for as a reduction of equity, net of related tax benefit of $2,316.
In 2004, the University issued the Spirit Warrant, which was exercisable for 909,348 shares for an aggregate exercise price of $526. On November 18, 2008, the Spirit Warrant was exercised. The shares issued upon exercise of the Spirit Warrant were subject to repurchase at a fixed price of $16,000 at any time prior to three years after the date the Spirit Warrant was exercised, or November 18, 2011. The University exercised this right in April 2009 and repurchased the 909,348 shares for an allocated purchase price of $14,495. The shares were retired. See Note 2, Spirit Transaction.
Investor Rights Agreement
The University is a party to an investor rights agreement with certain of its investors, pursuant to which the University has granted those persons or entities the right to register shares of common stock held by them under the Securities Act of 1933, as amended (the “Securities Act”). Certain of the holders of these rights are entitled to demand that the University register their shares of common stock under the Securities Act, while others are entitled to “piggyback” registration rights in which they may require the University to include their shares of common stock in future registration statements that may be filed, either for its own account or for the account of other security holders exercising registration rights. In addition, after an initial public offering, certain of these holders have the right to request that their shares of common stock be registered on a Form S-3 registration statement so long as the anticipated aggregate sales price of such registered shares as of the date of filing of the Form S-3 registration statement is at least $1,000. The foregoing registration rights are subject to various conditions and limitations, including the right of underwriters of an offering to limit the number of registrable securities that may be included in an offering. The registration rights terminate as to any particular shares on the date on which the holder sells such shares to the public in a registered offering or pursuant to Rule 144 under the Securities Act. The University is generally required to bear all of the expenses of these registrations, except underwriting commissions, selling discounts, and transfer taxes.
13. Income Taxes
The University has deferred tax assets and liabilities that reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Deferred tax assets are subject to periodic recoverability assessments. Realization of the deferred tax assets, net of deferred tax liabilities is principally dependent upon achievement of projected future taxable income. The University has no valuation allowance at December 31, 2010 and 2009.
The components of income tax expense (benefit) are as follows:

	Year Ended December 31,
	2010	2009	2008
Current:
Federal	$22,522	$16,587	$3,564
State	5,163	3,515	432

	27,685	20,102	3,996

Deferred:
Federal	1,321	(1,498)	190
State	(565)	(625)	(331)

	756	(2,123)	(141)

	$28,441	$17,979	$3,855

Grand Canyon Education, Inc.
Notes to Financial Statements
(In thousands of dollars, except share and per share data)
A reconciliation of income tax computed at the U.S. statutory rate to the effective income tax rate is as follows:

	Year Ended December 31,
	2010	2009	2008
Statutory U.S. federal income tax rate (benefit)	35.0%	35.0%	35.0%
State income taxes, net of federal tax benefit	5.5	5.2	5.8
State tax credits, net of federal effect	(1.4)	(1.5)	(5.2)
Non deductible expenses	0.3	(0.1)	0.7
Other	(0.3)	1.1	0.3

Effective income tax rate (benefit)	39.1%	39.7%	36.6%

Significant components of the Company’s deferred income tax assets and liabilities as of December 31, 2010 and 2009 are as follows:

	As of December 31,
	2010	2009
Current deferred tax asset (liability):
Accounts receivable allowance for doubtful accounts	$8,219	$3,315
State taxes	(1,210)	(135)
Estimated litigation loss	2,275	2,247
Other	602	1,258

Current deferred tax asset	9,886	6,685

Non-current deferred tax asset (liability):
Depreciation and leases	(7,719)	(605)
Share-based compensation	4,561	2,749
Unrealized gains on available for sale securities	—	(16)
Deferred rent	543	376
Intangibles	4,977	3,812
Other	438	(360)

Non-current deferred tax asset	2,800	5,956

Net deferred tax asset	$12,686	$12,641

In January 2008, the University began its accounting for uncertainty in tax positions. The University will recognize the impact of a tax position in its financial statements if that position is more-likely-than-not of being sustained on audit, based on the technical merits of the position. The University discloses all unrecognized tax benefits, which includes the reserves recorded for uncertain tax positions on filed tax returns and the unrecognized portion of affirmative claims. No adjustment was made to opening retained earnings. The University recognizes interest and penalties related to uncertain tax positions in income tax expense.
The reconciliation of the beginning and ending balance of unrecognized tax benefits at December 31 is as follows:

	2010	2009
Unrecognized tax benefits, beginning of year	$1,066	$748
Tax positions taken during the current year
Increases	34	390
Decreases	—	—
Tax positions taken during a prior year
Increases	235	7
Decreases	(505)	(4)
Decreases for settlements during the period	(226)	(75)
Reductions for lapses of applicable statute of limitations	—	—

Unrecognized tax benefits, end of year	$604	$1,066

Grand Canyon Education, Inc.
Notes to Financial Statements
(In thousands of dollars, except share and per share data)
As of December 31, 2010 and 2009, the unrecognized tax benefit recorded of $388 and $619, respectively, if reversed, would impact the effective tax rate. During the years ended December 31, 2010, 2009, and 2008, the University recognized approximately $80, $52 and $116, respectively, in interest and penalties. At December 31, 2010 and 2009, the University had accrued $160 and $148, respectively, in interest and $30 and $30, respectively, in penalties. It is reasonably possible that the amount of the unrecognized tax benefit will change during the next 12 months, however management does not expect the potential change to have a material effect on the results of operations or financial position.
The University’s uncertain tax positions are related to tax years that remain subject to examination by tax authorities. As of December 31, 2010, the earliest tax year still subject to examination for federal and state purposes is 2007 and 2005, respectively. During 2008, the IRS commenced an examination of the University’s 2005 income tax return and subsequently opened 2006 for examination. The University has finalized the federal income tax audits of 2005 and 2006 and as a result of the audit findings, paid $67 and $20 in tax and interest, respectively, for 2005 and $159 and $31 in tax and interest, respectively, for 2006 during 2010.
14. Regulatory
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
To participate in the Title IV programs, an institution must be authorized to offer its programs of instruction by the relevant agency of the state in which it is located, accredited by an accrediting agency recognized by the Department of Education and certified as eligible by the Department of Education. The Department of Education will certify an institution to participate in the Title IV programs only after the institution has demonstrated compliance with the Higher Education Act and the Department of Education’s extensive regulations regarding institutional eligibility. An institution must also demonstrate its compliance to the Department of Education on an ongoing basis. The University submitted its application for recertification in March 2008 in anticipation of the expiration of its provisional certification on June 30, 2008. The Department of Education did not make a decision on the University’s recertification application by June 30, 2008, and therefore the University’s participation in the Title IV programs has been automatically extended on a month-to-month basis until the Department of Education makes its decision. As of December 31, 2010, management believes the University is in compliance with the applicable regulations in all material respects.
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

Grand Canyon Education, Inc.
Notes to Financial Statements
(In thousands of dollars, except share and per share data)
While the University has not yet received notification of the timing of its exit interview or the Department of Education’s preliminary program review report or final determination letter, as a result of concerns first raised by a member of the program review team at the conclusion of the site visit and subsequently stated in an affidavit by such member filed in connection with an August 13, 2010 hearing related to the recently-settled qui tam case, the University became aware that the program review team had two preliminary findings of concern. The first issue is whether a compensation policy in use during part of the period under review improperly rewarded some enrollment counselors based on success in enrolling students in violation of applicable law. As the University has previously disclosed in the context of its now-settled qui tam action, while it believes that the University’s compensation policies and practices at issue in the program review were not based on success in enrolling students in violation of applicable law, the Department of Education’s regulations and interpretations of the incentive compensation law do not establish clear criteria for compliance in all circumstances and some of the University’s practices in prior years were not within the scope of any of the specific “safe harbors” provided in the compensation regulations and applicable during that period.
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
The University’s policies and procedures are planned and implemented to comply with the applicable standards and regulations under Title IV. If and to the extent the Department of Education’s final determination letter identifies any compliance issues, the University is committed to resolving such issues and ensuring that Grand Canyon University operates in compliance with all Department of Education requirements. Program reviews may remain unresolved for months or years with little or no communication from the Department of Education, and may involve multiple exchanges of information following the site visit. The University cannot presently predict whether or if further information requests will be made, when the exit interview will take place, when the preliminary program review report or final determination letter will be issued, or when the program review will be closed. If the Department of Education were to make significant findings of non-compliance in the final program review determination letter, including any finding related to the two issues discussed above, then, after exhausting any administrative appeals available to the University, the University could be required to pay a fine, return Title IV monies previously received, or be subjected to other administrative sanctions. While the University cannot currently predict the outcome of the Department of Education review, any adverse finding could damage the University’s reputation in the industry and have a material adverse effect on the University’s business, results of operations, cash flows and financial position.
15. Share-Based Compensation Plans
Adoption of Equity Plans
On September 27, 2008 the University’s stockholders approved the adoption of the 2008 Equity Incentive Plan (“Incentive Plan”) and the 2008 Employee Stock Purchase (“ESPP”). A total of 4,199,937 shares of the University’s common stock were originally authorized for issuance under the Incentive Plan. On January 1, 2010 and 2009 and in accordance with the terms of the Incentive Plan, the number of shares authorized for issuance under the Incentive Plan automatically increased by 2.5% of the number of shares of common stock issued and outstanding on December 31, 2009 and 2008, or 2,278,078 shares, raising the total number of shares of common stock authorized for issuance under the Incentive Plan to 6,478,015 shares. Although the ESPP has not yet been implemented, a total of 1,049,984 shares of the University’s common stock have been authorized for sale under the ESPP.

Grand Canyon Education, Inc.
Notes to Financial Statements
(In thousands of dollars, except share and per share data)
Incentive Plan
In connection with the initial public offering, on November 19, 2008, the University granted 710,494 fully vested options and 2,594,583 time vested options to purchase shares of common stock with an exercise price equal to the initial public offering price of $12.00 per share. During 2010, the University granted time vested options to purchase shares of common stock with an exercise price equal to the fair market value on the date of grant. The time vested options will vest ratably over a period of five years for employees and three years for the director grant. Both the fully vested and time vested options will expire ten years from the date of grant.
A summary of the activity related to stock options granted under the University’s Incentive Plan is as follows:

	Summary of Stock Options Outstanding
		Weighted	Weighted
		Average	Average
		Exercise	Remaining	Aggregate
	Total	Price per	Contractual	Intrinsic
	Shares	Share	Term (Years)	Value ($)(1)
Outstanding as of December 31, 2007	—	$—
Granted	3,305,108	12.00
Exercised	(49,322)	12.00
Forfeited, canceled or expired	(8,375)	12.00

Outstanding as of December 31, 2008	3,247,411	12.00

Granted	217,526	16.65
Exercised	(102,134)	12.00
Forfeited, canceled or expired	(12,807)	12.00

Outstanding as of December 31, 2009	3,349,996	$12.30

Granted	921,550	21.29
Exercised	(144,095)	12.12
Forfeited, canceled or expired	(101,279)	17.45

Outstanding as of December 31, 2010	4,026,172	$14.24	8.20	$21,540

Exercisable as of December 31, 2010	1,513,916	$12.11	7.90	$11,324

Available for issuance as of December 31, 2010	2,034,053

(1)	Aggregate intrinsic value represents the value of the University’s closing stock price on December 31, 2010 ($19.59) in excess of the exercise price multiplied by the number of options outstanding or exercisable.
As of December 31, 2010, there was approximately $17,003 of total unrecognized share-based compensation cost, net of estimated forfeitures, related to unvested stock options. These costs are expected to be recognized over a weighted average period of 2.2 years.
The following table summarizes information related to stock options exercised for year ended December 31, 2010, 2009 and 2008:

	2010	2009	2008
Amounts related to options exercised:
Intrinsic value realized by optionee	$1,407	$656	$249
Actual tax benefit realized by the University for tax deductions	$563	$262	$98
Cash received from stock option exercises during fiscal year 2010, 2009 and 2008 totaled approximately $1,747, $1,226 and $592, respectively.

Grand Canyon Education, Inc.
Notes to Financial Statements
(In thousands of dollars, except share and per share data)
Share-based Compensation Expense
The table below outlines share-based compensation expense for the fiscal years ended December 31, 2010, 2009 and 2008 related to restricted stock and stock options granted:

	2010	2009	2008
Instructional costs and services	$2,034	$771	$1,737
Selling and promotional	233	116	1,322
General and administrative	2,782	2,532	619

Share-based compensation expense included in operating expenses	5,049	3,419	3,678
Tax effect of share-based compensation	(2,020)	(1,368)	(1,454)

Share-based compensation expense, net of tax	$3,029	$2,051	$2,224

Share-based Compensation Expense Assumptions
Fair Value. The University uses the Black-Scholes-Merton option pricing model to estimate the fair value of the University’s options as of the grant dates using the following weighted average assumptions:

Year Ended December 31,	2010	2009	2008
Weighted average fair value	$10.74	$7.99	$5.68
Expected volatility	47.50%	47.46%	46.13%
Expected life (years)	6.50	6.47	6.14
Risk-free interest rate	2.87%	2.81%	2.44%
Dividend yield	0%	0%	0%
Expected Volatility. As the University’s stock had not been publicly traded prior to November 2008, the expected volatility assumption for the years ended December 31, 2010, 2009 and 2008 reflects an average of volatilities of the University’s peer group of public education companies with a period equal to the expected life of the options.
Expected Life (years). The University continues to use the simplified method to estimate the expected term of stock options under certain circumstances. The simplified method for estimating expected term is to use the mid-point between the vesting term and the contractual term of the share option. The University has analyzed the circumstances in which the use of the simplified method is allowed. The University has elected to use the simplified method for options granted in fiscal year 2010, 2009 and 2008 because the University does not have historical exercise data to estimate expected term due to the limited time period its shares have been publicly traded.
Risk-Free Interest Rate. The risk-free interest rate assumption is based upon the U.S. constant maturity treasury rates as the risk-free rate interpolated between the years commensurate with the expected life of the options.
Dividend Yield. The dividend yield assumption is zero since the University does not expect to declare or pay dividends in the foreseeable future.
Forfeitures. Forfeitures are estimated at the time of grant based on historical retention of employees. If necessary, management estimates are adjusted at the end of each reporting period if actual forfeitures differ from those estimates.
Expected Vesting Period. The University amortizes the share-based compensation expense, net of forfeitures, over the expected vesting period using the straight-line method.

Grand Canyon Education, Inc.
Notes to Financial Statements
(In thousands of dollars, except share and per share data)
Stock Grant
On November 19, 2008, the University granted 109,329 shares of common stock with a fair value of $12.00 per share, to its Chief Executive Officer, which is reflected as share-based compensation expense in 2008 in the amount of $1,300 in general and administrative expense.
Restricted Stock Grants
On March 3, 2009, the University granted 1,307 shares of common stock with a fair value of $15.30 per share, to certain members of the University’s board of directors. The restricted shares have voting rights and vested on March 3, 2010. On May 19, 2009, the University granted 2,491 shares of common stock with a fair value of $14.05 per share, to certain members of the University’s board of directors. The restricted shares have voting rights and vested immediately prior to the 2010 annual stockholders’ meeting. On November 10, 2009, the University granted 1,141 shares of common stock with a fair value of $17.54 per share, to a member of the University’s board of directors. The restricted shares have voting rights and vested on November 10, 2010. On May 18, 2010, the University granted 1,391 shares of common stock with a fair value of $25.16 per share, to certain members of the University’s board of directors. The restricted shares have voting rights and vest on the earlier of May 18, 2011 or immediately prior to the 2011 annual stockholders meeting.
A summary of the activity related to restricted and unrestricted stock granted under the University’s Incentive Plan is as follows:

		Weighted
		Average
		Grant Date
	Total	Fair Value
	Shares	per Share
Outstanding as of December 31, 2007	—	$—
Granted	109,329	12.00
Vested	109,329	12.00
Forfeited, canceled or expired	—

Outstanding as of December 31, 2008	109,329	12.00

Granted	8,737	14.88
Vested	—
Forfeited, canceled or expired	—

Outstanding as of December 31, 2009	118,066	$12.21

Granted	4,173	25.16
Vested	8,737	14.88
Forfeited, canceled or expired	—

Outstanding as of December 31, 2010	122,239	$12.66

Vested as of December 31, 2010	118,066	$12.21

401(k) Plan
The University has established a 401(k) Defined Contribution Benefit Plan (the “Plan”). The Plan provides eligible employees, upon date of hire, with an opportunity to make tax-deferred contributions into a long-term investment and savings program. All employees over the age of 21 are eligible to participate in the plan. The Plan allows eligible employees to contribute to the Plan subject to Internal Revenue Code restrictions and the Plan allows the University to make discretionary matching contributions. The University made discretionary matching contributions to the plan of $800, $522 and $388 for the years ended December 31, 2010, 2009 and 2008, respectively.
16. Related Party Transactions
Related party transactions include transactions between the University and certain of its shareholders and affiliates. The following transactions were in the normal course of operations and were measured at the exchange amount, which is the amount of consideration established and agreed to by the parties.

Grand Canyon Education, Inc.
Notes to Financial Statements
(In thousands of dollars, except share and per share data)
As of and for the years ended December 31, 2010, 2009, and 2008, related party transactions consisted of the following:
Shareholders
Significant Education Holding, LLC (“Sig Ed”) — Prior to completion of the University’s initial public offering of common stock, Sig Ed was a stockholder of the University. In connection with the initial public offering, Sig Ed was dissolved and shares of the University’s common stock that were held by Sig Ed were distributed to its members. At December 31, 2007 until the distribution of such shares in connection with the initial public offering, Sig Ed held 18,260,000 shares of the University’s common stock. The University has not engaged in any transactions with Sig Ed, but has engaged in certain transactions with former members of Sig Ed, as discussed below.
Rich Crow Enterprises, LLC (“Rich Crow”) — Members of Rich Crow include the Executive Chairman and General Counsel of the University, who are also both members of the University’s Board of Directors. Rich Crow was also a member of Sig Ed. A member of Rich Crow is also related to the owner of a company that provided marketing services totaling $249 and $257 in the years ended December 31, 2010, and 2009, respectively, of which $44 and $0 amounts were owed at December 31, 2010, and 2009, respectively.
Endeavour Capital Fund IV, LP, Endeavour Associated Fund IV, LP, and Endeavour Capital Parallel Fund IV, LP (“Endeavour”) — Two members of the University’s Board of Directors are also employees of Endeavour. The Company paid Endeavour management and reimbursed fees of $356 for the year ended December 31, 2008. As of December 31, 2010 and 2009, $0 and $0 were payable to Endeavour.
Affiliates
Mind Streams, LLC (“Mind Streams”), 21st Century, LLC (“21st Century”) and Lifetime Learning — Mind Streams, 21st Century and Lifetime Learning are owned and operated, in part, by the father of the University’s Executive Chairman and General Counsel. See further discussion in Note 2, Summary of Significant Accounting Policies — Selling and Promotional.
Other
Young Life Southwest Region (“YLSW”) —One of the University’s Board of Directors serves as the Executive Chairman of the Board of Trustees of Young Life Southwest Region, a non-profit organization. In May 2010, the University entered into an agreement with YLSW to support leadership development, community outreach ministry growth, and student outreach growth with YLSW. During 2010, the University expensed $497 for all of these components and as of December 31, 2010 $52 was payable to YLSW. In addition, the agreement provides for ambassador program scholarships each year, $139 of scholarships were awarded to YLSW ambassadors for the year ended December 31, 2010.

Grand Canyon Education, Inc.
Notes to Financial Statements
(In thousands of dollars, except share and per share data)
17. Quarterly Results of Operations (Unaudited)
The following table summarizes the unaudited quarterly results of operations for 2010 and 2009 and should be read in conjunction with other information included in the accompanying financial statements.

	2010
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Net revenue	$89,326	$97,522	$98,946	$100,031
Costs and expenses:
Instructional costs and services	31,812	36,169	35,923	36,133
Selling and promotional	26,876	28,976	28,103	28,538
General and administrative	10,878	11,675	12,681	14,746
Litigation loss	—	—	—	—
Contract termination fees with a related party	—	—	—	9,233
Estimated exit costs	89	116	27	26
Royalty to former owner	74	74	74	74

Total costs and expenses	69,729	77,010	76,808	88,750

Operating income	19,597	20,512	22,138	11,281
Net interest expense	(283)	(125)	(143)	(170)

Income before income taxes	19,314	20,387	21,995	11,111
Income tax expense	7,834	7,991	9,077	3,540

Net income available to common stockholders	$11,480	$12,396	$12,918	$7,571

Earnings per share:
Basic income per share(1)	$0.25	$0.27	$0.28	$0.17

Diluted income per share(1)	$0.25	$0.27	$0.28	$0.16

Basic weighted average shares outstanding	45,674	45,724	45,746	45,743

Diluted weighted average shares outstanding	46,325	46,557	46,351	46,346

(1)	The sum of quarterly income per share may not equal annual income per share due to rounding and second quarter net loss.

Grand Canyon Education, Inc.
Notes to Financial Statements
(In thousands of dollars, except share and per share data)

	2009
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Net revenue	$55,459	$62,905	$66,084	$77,454
Costs and expenses:
Instructional costs and services	17,968	20,411	23,466	25,747
Selling and promotional	19,575	20,726	22,095	23,009
General and administrative	8,833	8,688	8,556	9,542
Litigation loss	—	—	5,200	—
Estimated exit costs	—	—	—	1,218
Royalty to former owner	74	74	74	74

Total costs and expenses	46,450	49,899	59,391	59,590

Operating income	9,009	13,006	6,693	17,864
Net interest expense	(558)	(300)	(233)	(198)

Income before income taxes	8,451	12,706	6,460	17,666
Income tax expense	3,376	5,063	2,969	6,571

Net income available to common stockholders	$5,075	$7,643	$3,491	$11,095

Earnings per share:
Basic income per share(1)	$0.11	$0.17	$0.08	$0.24

Diluted income per share(1)	$0.11	$0.17	$0.08	$0.24

Basic weighted average shares outstanding	45,474	44,846	44,783	45,636

Diluted weighted average shares outstanding	45,821	45,051	45,099	46,041

(1)	The sum of quarterly income per share may not equal annual income per share due to rounding and second quarter net loss.

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure
None.

Item 9A.	Controls and Procedures
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
Under the supervision and with the participation of our management, including our Principal Executive Officer and Principal Financial Officer, an evaluation was performed on the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) promulgated under the Exchange Act), as of the end of the period covered by this annual report. Based on that evaluation, our management, including the Principal Executive Officer and Principal Financial Officer, concluded that our disclosure controls and procedures were effective as of December 31, 2010.
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

Management performed an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2010, utilizing the criteria described in the “Internal Control-Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. The objective of this assessment was to determine whether our internal control over financial reporting was effective as of December 31, 2010. Based on our assessment, management believes that, as of December 31, 2010, the Company’s internal control over financial reporting is effective.
The effectiveness of our internal control over financial reporting has been audited by, Ernst & Young LLP, an independent registered public accounting firm, as stated in their attestation report which is included herein.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended December 31, 2010, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information
None.
PART III

Item 10.	Directors, Executive Officers and Corporate Governance
Information relating to our Board of Directors, Executive Officers, and Corporate Governance required by this item appears in our proxy statement, to be filed within 120 days of our fiscal year end (December 31, 2010) and such information is incorporated herein by reference.
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
The charters of our Audit Committee, Compensation Committee, and Nominating and Governance Committee are also available in the Corporate Governance section our website located at www.gcu.edu/Investor Relations/Corporate Governance.

Item 11.	Executive Compensation
Information relating to this item appears in our proxy statement, to be filed within 120 days of our fiscal year end (December 31, 2010) and such information is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Information relating to this item appears in our proxy statement, to be filed within 120 days of our fiscal year end (December 31, 2010) and such information is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence
Information relating to this item appears in our proxy statement, to be filed within 120 days of our fiscal year end (December 31, 2010) and such information is incorporated herein by reference.

Item 14.	Principal Accounting Fees and Services
Information relating to this item appears in our proxy statement, to be filed within 120 days of our fiscal year end (December 31, 2010) and such information is incorporated herein by reference.

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
3. Exhibits

Number	Description	Method of Filing

3.1	Amended and Restated Certificate of Incorporation	Incorporated by reference to Exhibit 3.1 to Amendment No. 6 to the University’s Registration Statement on Form S-1 filed with the SEC on November 12, 2008.

3.2	Second Amended and Restated Bylaws	Incorporated by reference to Exhibit 3.1 to the University’s Current Report on Form 8-K filed with the SEC on August 2, 2010.

4.1	Specimen of Stock Certificate	Incorporated by reference to Exhibit 4.1 to Amendment No. 2 to the University’s Registration Statement on Form S-1 filed with the SEC on September 29, 2008.

4.2	Amended and Restated Investor Rights Agreement, dated September 17, 2008, by and among Grand Canyon Education, Inc. and the other parties named therein	Incorporated by reference to Exhibit 4.2 to Amendment No. 2 to the University’s Registration Statement on Form S-1 filed with the SEC on September 29, 2008.

Number	Description	Method of Filing

10.1	Amended and Restated Executive Employment Agreement, dated September 10, 2008, by and between Grand Canyon Education, Inc. and Brent Richardson†	Incorporated by reference to Exhibit 10.1 to Amendment No. 2 to the University’s Registration Statement on Form S-1 filed with the SEC on September 29, 2008.

10.2	Amended and Restated Executive Employment Agreement, dated September 10, 2008, by and between Grand Canyon Education, Inc. and Christopher Richardson†	Incorporated by reference to Exhibit 10.2 to Amendment No. 2 to the University’s Registration Statement on Form S-1 filed with the SEC on September 29, 2008.

10.3	Executive Employment Agreement, dated September 1, 2008, by and between Grand Canyon Education, Inc. and Kathy Player†	Incorporated by reference to Exhibit 10.1 to the University’s Current Report on Form 8-K filed with the SEC on March 25, 2009.

10.4	2008 Equity Incentive Plan†	Incorporated by reference to Exhibit 10.4 to Amendment No. 2 to the University’s Registration Statement on Form S-1 filed with the SEC on September 29, 2008.

10.5	2008 Employee Stock Purchase Plan†	Incorporated by reference to Exhibit 10.5 to Amendment No. 2 to the University’s Registration Statement on Form S-1 filed with the SEC on September 29, 2008.

10.6	License Agreement, dated June 30, 2004, by and between Blanchard Education, LLC and Significant Education, LLC	Incorporated by reference to Exhibit 10.15 to the University’s Registration Statement on Form S-1 filed with the SEC on May 13, 2008.

10.7	Letter Agreement, dated February 6, 2006, by and between The Ken Blanchard Companies and Grand Canyon University	Incorporated by reference to Exhibit 10.16 to the University’s Registration Statement on Form S-1 filed with the SEC on May 13, 2008.

10.8	Amendment to License Agreement, dated May 8, 2008, by and between Blanchard Education, LLC and Grand Canyon Education, Inc.	Incorporated by reference to Exhibit 10.17 to the University’s Registration Statement on Form S-1 filed with the SEC on May 13, 2008.

10.9	Collaboration Agreement, dated July 11, 2005, by and between Mind Streams, LLC and Significant Education, LLC (as supplemented by Project One and Project Two)	Incorporated by reference to Exhibit 10.18 to Amendment No. 1 to the University’s Registration Statement on Form S-1 filed with the SEC on August 13, 2008.

10.10	Executive Employment Agreement, dated June 25, 2008, by and between Grand Canyon Education, Inc. and Daniel E. Bachus†	Incorporated by reference to Exhibit 10.19 to Amendment No. 1 to the University’s Registration Statement on Form S-1 filed with the SEC on August 13, 2008.

10.11	Executive Employment Agreement, dated June 25, 2008, by and between Grand Canyon Education, Inc. and Brian E. Mueller†	Incorporated by reference to Exhibit 10.20 to Amendment No. 1 to the University’s Registration Statement on Form S-1 filed with the SEC on August 13, 2008.

10.12	Executive Employment Agreement, dated June 25, 2008, by and between Grand Canyon Education, Inc. and W. Stan Meyer†	Incorporated by reference to Exhibit 10.21 to Amendment No. 1 to the University’s Registration Statement on Form S-1 filed with the SEC on August 13, 2008.

Number	Description	Method of Filing

10.13	Form of Director and Officer Indemnity Agreement	Incorporated by reference to Exhibit 10.21 to Amendment No. 2 to the University’s Registration Statement on Form S-1 filed with the SEC on September 29, 2008.

10.14	Purchase and Sale Agreement, dated April 27, 2009, by and among Grand Canyon Education, Inc., Spirit Master Funding, LLC, and Spirit Management Company	Incorporated by reference to Exhibit 10.1 to the University’s Quarterly Report on Form 10-Q filed with the SEC on August 3, 2009.

10.15	Loan Agreement, dated April 27, 2009, by and between Grand Canyon Education, Inc. and Bank of America, N.A.	Incorporated by reference to Exhibit 10.2 to the University’s Quarterly Report on Form 10-Q filed with the SEC on August 3, 2009.

10.16	Employment Agreement, dated September 16, 2009, by and between Grand Canyon Education, Inc. and Joseph N. Mildenhall†	Incorporated by reference to Exhibit 10.1 to the University’s Quarterly Report on Form 10-Q filed with the SEC on November 4, 2009.

10.17	Amendment No. 1 to Loan Agreement, dated June 9, 2010, between Grand Canyon Education, Inc. and Bank of America, N.A.	Incorporated by reference to Exhibit 10.1 to the University’s Quarterly Report on Form 10-Q filed with the SEC on August 9, 2010.

10.18	Asset Purchase Agreement, dated December 30, 2010, between Grand Canyon Education, Inc. and Mind Streams, L.L.C.	Filed herewith.

23.1	Consent of Independent Registered Public Accounting Firm	Filed herewith.

24.1	Power of Attorney	See signature page.

31.1	Certification of the Chief Executive Officer Pursuant to Rule 13a-14(a) and 15d-14(a) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith.

31.2	Certification of the Chief Financial Officer Pursuant to Rule 13a-14(a) and 15d-14(a) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith.

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002††	Filed herewith.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002††	Filed herewith.

Significant Education, LLC is the predecessor to Significant Education, Inc., which is the former name of Grand Canyon Education, Inc.

†	Indicates a management contract or any compensatory plan, contract or arrangement.
††	This certification is being furnished solely to accompany this report pursuant to 18 U.S.C. Section 1350, and is not being filed for purposes of Section 18 of the Exchange Act, and is not to be incorporated by reference into any filings of the University, whether made before or after the date hereof, regardless of any general incorporation language in such filing.

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

Signature	Title	Date

/s/ Brian E. Mueller Brian E. Mueller	Chief Executive Officer and Director (Principal Executive Officer)	February 22, 2011

/s/ Daniel E. Bachus Daniel E. Bachus	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	February 22, 2011

/s/ Brent D. Richardson Brent D. Richardson	Executive Chairman	February 22, 2011

/s/ Christopher C. Richardson Christopher C. Richardson	Director	February 22, 2011

/s/ David J. Johnson David J. Johnson	Director	February 22, 2011

/s/ Jack A. Henry Jack A. Henry	Director	February 22, 2011

/s/ Gerald J. Colangelo Gerald J. Colangelo	Director	February 22, 2011

/s/ D. Mark Dorman	Director	February 22, 2011
D. Mark Dorman

/s/ Chad N. Heath Chad N. Heath	Director	February 22, 2011

EXHIBIT INDEX

Number	Description	Method of Filing

3.1	Amended and Restated Certificate of Incorporation	Incorporated by reference to Exhibit 3.1 to Amendment No. 6 to the University’s Registration Statement on Form S-1 filed with the SEC on November 12, 2008.

3.2	Second Amended and Restated Bylaws	Incorporated by reference to Exhibit 3.1 to the University’s Current Report on Form 8-K filed with the SEC on August 2,2010.

4.1	Specimen of Stock Certificate	Incorporated by reference to Exhibit 4.1 to Amendment No. 2 to the University’s Registration Statement on Form S-1 filed with the SEC on September 29, 2008.

4.2	Amended and Restated Investor Rights Agreement, dated September 17, 2008, by and among Grand Canyon Education, Inc. and the other parties named therein	Incorporated by reference to Exhibit 4.2 to Amendment No. 2 to the University’s Registration Statement on Form S-1 filed with the SEC on September 29, 2008.

10.1	Amended and Restated Executive Employment Agreement, dated September 10, 2008, by and between Grand Canyon Education, Inc. and Brent Richardson†	Incorporated by reference to Exhibit 10.1 to Amendment No. 2 to the University’s Registration Statement on Form S-1 filed with the SEC on September 29, 2008.

10.2	Amended and Restated Executive Employment Agreement, dated September 10, 2008, by and between Grand Canyon Education, Inc. and Christopher Richardson†	Incorporated by reference to Exhibit 10.2 to Amendment No. 2 to the University’s Registration Statement on Form S-1 filed with the SEC on September 29, 2008.

10.3	Executive Employment Agreement, dated September 1, 2008, by and between Grand Canyon Education, Inc. and Kathy Player†	Incorporated by reference to Exhibit 10.1 to the University’s Current Report on Form 8-K filed with the SEC on March 25, 2009.

10.4	2008 Equity Incentive Plan†	Incorporated by reference to Exhibit 10.4 to Amendment No. 2 to the University’s Registration Statement on Form S-1 filed with the SEC on September 29, 2008.

10.5	2008 Employee Stock Purchase Plan†	Incorporated by reference to Exhibit 10.5 to Amendment No. 2 to the University’s Registration Statement on Form S-1 filed with the SEC on September 29, 2008.

10.6	License Agreement, dated June 30, 2004, by and between Blanchard Education, LLC and Significant Education, LLC	Incorporated by reference to Exhibit 10.15 to the University’s Registration Statement on Form S-1 filed with the SEC on May 13, 2008.

10.7	Letter Agreement, dated February 6, 2006, by and between The Ken Blanchard Companies and Grand Canyon University	Incorporated by reference to Exhibit 10.16 to the University’s Registration Statement on Form S-1 filed with the SEC on May 13, 2008.

10.8	Amendment to License Agreement, dated May 8, 2008, by and between Blanchard Education, LLC and Grand Canyon Education, Inc.	Incorporated by reference to Exhibit 10.17 to the University’s Registration Statement on Form S-1 filed with the SEC on May 13, 2008.

Number	Description	Method of Filing

10.9	Collaboration Agreement, dated July 11, 2005, by and between Mind Streams, LLC and Significant Education, LLC (as supplemented by Project One and Project Two)	Incorporated by reference to Exhibit 10.18 to Amendment No. 1 to the University’s Registration Statement on Form S-1 filed with the SEC on August 13, 2008.

10.10	Executive Employment Agreement, dated June 25, 2008, by and between Grand Canyon Education, Inc. and Daniel E. Bachus†	Incorporated by reference to Exhibit 10.19 to Amendment No. 1 to the University’s Registration Statement on Form S-1 filed with the SEC on August 13, 2008.

10.11	Executive Employment Agreement, dated June 25, 2008, by and between Grand Canyon Education, Inc. and Brian E. Mueller†	Incorporated by reference to Exhibit 10.20 to Amendment No. 1 to the University’s Registration Statement on Form S-1 filed with the SEC on August 13, 2008.

10.12	Executive Employment Agreement, dated June 25, 2008, by and between Grand Canyon Education, Inc. and W. Stan Meyer†	Incorporated by reference to Exhibit 10.21 to Amendment No. 1 to the University’s Registration Statement on Form S-1 filed with the SEC on August 13, 2008.

10.13	Form of Director and Officer Indemnity Agreement	Incorporated by reference to Exhibit 10.21 to Amendment No. 2 to the University’s Registration Statement on Form S-1 filed with the SEC on September 29, 2008.

10.14	Purchase and Sale Agreement, dated April 27, 2009, by and among Grand Canyon Education, Inc., Spirit Master Funding, LLC, and Spirit Management Company	Incorporated by reference to Exhibit 10.1 to the University’s Quarterly Report on Form 10-Q filed with the SEC on August 3, 2009.

10.15	Loan Agreement, dated April 27, 2009, by and between Grand Canyon Education, Inc. and Bank of America, N.A.	Incorporated by reference to Exhibit 10.2 to the University’s Quarterly Report on Form 10-Q filed with the SEC on August 3, 2009.

10.16	Employment Agreement, dated September 16, 2009, by and between Grand Canyon Education, Inc. and Joseph N. Mildenhall†	Incorporated by reference to Exhibit 10.1 to the University’s Quarterly Report on Form 10-Q filed with the SEC on November 4, 2009.

10.17	Amendment No. 1 to Loan Agreement, dated June 9, 2010, between Grand Canyon Education, Inc. and Bank of America, N.A.	Incorporated by reference to Exhibit 10.1 to the University’s Quarterly Report on Form 10-Q filed with the SEC on August 9, 2010.

10.18	Asset Purchase Agreement, dated December 30, 2010, between Grand Canyon Education, Inc. and Mind Streams, L.L.C.	Filed herewith.

23.1	Consent of Independent Registered Public Accounting Firm	Filed herewith.

24.1	Power of Attorney	See signature page.

31.1	Certification of the Chief Executive Officer Pursuant to Rule 13a-14(a) and 15d-14(a) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith.

Number	Description	Method of Filing

31.2	Certification of the Chief Financial Officer Pursuant to Rule 13a-14(a) and 15d-14(a) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith.

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002††	Filed herewith.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002††	Filed herewith.

Significant Education, LLC is the predecessor to Significant Education, Inc., which is the former name of Grand Canyon Education, Inc.

†	Indicates a management contract or any compensatory plan, contract or arrangement.

††	This certification is being furnished solely to accompany this report pursuant to 18 U.S.C. Section 1350, and is not being filed for purposes of Section 18 of the Exchange Act, and is not to be incorporated by reference into any filings of the University, whether made before or after the date hereof, regardless of any general incorporation language in such filing.