Form 10-Q
period 2011-03-31
Grand Canyon Education, Inc.
filed 2011-05-09
CIK 1434588

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2011
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The total number of shares of common stock outstanding as of May 4, 2011, was 44,860,646.

GRAND CANYON EDUCATION, INC.
FORM 10-Q
INDEX

Page

PART I — FINANCIAL INFORMATION

Item 1 Financial Statements	3

Item 2 Management’s Discussion and Analysis of Financial Condition and Results of Operations	15

Item 3 Quantitative and Qualitative Disclosures About Market Risk	19

Item 4 Controls and Procedures	19

PART II — OTHER INFORMATION	19

Item 1 Legal Proceedings	19

Item 1A Risk Factors	19

Item 2 Unregistered Sales of Equity Securities and Use of Proceeds	19

Item 3 Defaults Upon Senior Securities	20

Item 4 Reserved	20

Item 5 Other Information	20

Item 6 Exhibits	20

SIGNATURES	21

Exhibit 10.1
Exhibit 31.1
Exhibit 31.2
Exhibit 32.1
Exhibit 32.2
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements
GRAND CANYON EDUCATION, INC.
Income Statements
(Unaudited)

	Three Months Ended
	March 31,
(In thousands, except per share data)	2011	2010
Net revenue	$101,709	$89,326
Costs and expenses:
Instructional costs and services	45,830	36,660
Selling and promotional, including $401 and $2,347 to related parties for March 31, 2011 and 2010, respectively	29,832	26,876
General and administrative	6,832	6,104
Exit costs	—	89

Total costs and expenses	82,494	69,729

Operating income	19,215	19,597
Interest expense	(107)	(344)
Interest income	32	61

Income before income taxes	19,140	19,314
Income tax expense	7,842	7,834

Net income	$11,298	$11,480

Earnings per share:
Basic income per share	$0.25	$0.25

Diluted income per share	$0.25	$0.25

Basic weighted average shares outstanding	45,590	45,674

Diluted weighted average shares outstanding	46,089	46,325

The accompanying notes are an integral part of these financial statements.

GRAND CANYON EDUCATION, INC.
Statements of Comprehensive Income
(Unaudited)

	Three Months Ended
	March 31,
(In thousands)	2011	2010
Net income	$11,298	$11,480
Other comprehensive income, net of tax:
Unrealized gains (losses) on hedging derivatives	53	(147)
Unrealized losses on available for sale securities	—	(4)
Realized gains on available for sale securities	—	(19)

Comprehensive income	$11,351	$11,310

The accompanying notes are an integral part of these financial statements.

GRAND CANYON EDUCATION, INC.
Balance Sheets

	March 31,	December 31,
(In thousands, except par value)	2011	2010
	(Unaudited)
Current assets
Cash and cash equivalents	$30,243	$33,637
Restricted cash and cash equivalents	49,740	52,178
Accounts receivable, net of allowance for doubtful accounts of $13,169 and $14,961 at March 31, 2011 and December 31, 2010, respectively	32,369	33,334
Income taxes receivable	2,213	8,415
Deferred income taxes	9,143	9,886
Other current assets	4,578	4,834

Total current assets	128,286	142,284
Property and equipment, net	140,655	123,999
Restricted cash	445	760
Prepaid royalties	6,396	6,579
Goodwill	2,941	2,941
Deferred income taxes	2,487	2,800
Other assets	5,254	4,892

Total assets	$286,464	$284,255

LIABILITIES AND STOCKHOLDERS’ EQUITY:
Current liabilities
Accounts payable	$27,072	$15,693
Accrued compensation and benefits	15,144	13,633
Accrued liabilities	7,453	9,477
Accrued litigation loss	5,200	5,200
Accrued exit costs	40	64
Income taxes payable	1,223	829
Student deposits	46,882	48,873
Deferred revenue	18,463	15,034
Due to related parties	1,958	10,346
Current portion of capital lease obligations	1,638	1,673
Current portion of notes payable	1,957	2,026

Total current liabilities	127,030	122,848
Capital lease obligations, less current portion	10	151
Other noncurrent liabilities	2,679	2,715
Notes payable, less current portion	21,432	21,881

Total liabilities	151,151	147,595

Commitments and contingencies
Stockholders’ equity
Preferred stock, $0.01 par value, 10,000 shares authorized; 0 shares issued and outstanding at March 31, 2011 and December 31, 2010	—	—
Common stock, $0.01 par value, 100,000 shares authorized; 45,812 and 45,811 shares issued and 44,817 and 45,761 shares outstanding at March 31, 2011 and December 31, 2010, respectively	458	458
Treasury stock, at cost, 995 and 50 shares of common stock at March 31, 2011 and December 31, 2010, respectively	(14,993)	(782)
Additional paid-in capital	78,962	77,449
Accumulated other comprehensive loss	(392)	(445)
Accumulated earnings	71,278	59,980

Total stockholders’ equity	135,313	136,660

Total liabilities and stockholders’ equity	$286,464	$284,255

The accompanying notes are an integral part of these financial statements.

GRAND CANYON EDUCATION, INC.
Statement of Stockholders’ Equity
(In thousands)
(Unaudited)

						Accumulated
					Additional	Other
	Common Stock		Treasury Stock		Paid-in	Comprehensive	Accumulated
	Shares	Par Value	Shares	Stated Value	Capital	Loss	Earnings	Total
Balance at December 31, 2010	45,811	$458	50	$(782)	$77,449	$(445)	$59,980	$136,660
Net income	—	—	—	—	—	—	11,298	11,298
Unrealized gain on hedging derivative, net of taxes of $21	—	—	—	—	—	53	—	53
Common stock purchased for treasury	—	—	945	(14,211)	—	—	—	(14,211)
Exercise of stock options	1	—	—	—	13	—	—	13
Excess tax benefits from share-based compensation	—	—	—	—	70	—	—	70
Share-based compensation	—	—	—	—	1,430	—	—	1,430

Balance at March 31, 2011	45,812	$458	995	$(14,993)	$78,962	$(392)	$71,278	$135,313

The accompanying notes are an integral part of these financial statements.

GRAND CANYON EDUCATION, INC.
Statements of Cash Flows
(Unaudited)

	Three Months Ended March 31,
(In thousands)	2011	2010
Cash flows provided by operating activities:
Net income	$11,298	$11,480
Adjustments to reconcile net income to net cash provided by operating activities:
Share-based compensation	1,430	1,037
Excess tax benefits from share-based compensation	—	(492)
Amortization of debt issuance costs	15	16
Provision for bad debts	6,988	4,774
Depreciation and amortization	3,826	2,661
Exit costs	(24)	(479)
Deferred income taxes	1,004	(27)
Other	—	(39)
Changes in assets and liabilities:
Accounts receivable	(6,023)	(4,862)
Prepaid expenses and other	(52)	(1,655)
Due to/from related parties	(8,388)	1,400
Accounts payable	5,748	1,912
Accrued liabilities	(513)	5,024
Income taxes receivable/payable	6,666	6,251
Student deposits	(1,991)	1,617
Deferred revenue	3,429	20,462

Net cash provided by operating activities	23,413	49,080

Cash flows used in investing activities:
Capital expenditures	(14,668)	(11,591)
Change in restricted cash and cash equivalents	2,753	(2,931)
Proceeds from sale or maturity of investments	—	487

Net cash used in investing activities	(11,915)	(14,035)

Cash flows (used in) provided by financing activities:
Principal payments on notes payable and capital lease obligations	(694)	(727)
Purchase of treasury stock	(14,211)	—
Excess tax benefits from share-based compensation	—	492
Net proceeds from exercise of stock options	13	502

Net cash (used in) provided by financing activities	(14,892)	267

Net (decrease) increase in cash and cash equivalents	(3,394)	35,312
Cash and cash equivalents, beginning of period	33,637	62,571

Cash and cash equivalents, end of period	$30,243	$97,883

Supplemental disclosure of cash flow information
Cash paid for interest	$107	$195
Cash paid for income taxes	$219	$1,598
Supplemental disclosure of non-cash investing and financing activities
Purchases of property and equipment included in accounts payable	$5,631	$(1,357)
Tax benefit of Spirit warrant intangible	$70	$259
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
2. Summary of Significant Accounting Policies
Unaudited Interim Financial Information
The accompanying unaudited interim financial statements of the University have been prepared in accordance with U.S. generally accepted accounting principles, consistent in all material respects with those applied in its financial statements included in its Annual Report on Form 10-K for the fiscal year ended December 31, 2010. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. Such interim financial information is unaudited but reflects all adjustments that in the opinion of management are necessary for the fair presentation of the interim periods presented. Interim results are not necessarily indicative of results for a full year. This Quarterly Report on Form 10-Q should be read in conjunction with the University’s audited financial statements and footnotes included in its Annual Report on Form 10-K for the fiscal year ended December 31, 2010 from which the December 31, 2010 balance sheet information was derived.
Restricted Cash and Cash Equivalents
A significant portion of the University’s revenue is received from students who participate in government financial aid and assistance programs. Restricted cash and cash equivalents primarily represents amounts received from the federal and state governments under various student aid grant and loan programs, such as Title IV. These funds are received subsequent to the completion of the authorization and disbursement process for the benefit of the student. The U.S. Department of Education requires Title IV funds collected in advance of student billings to be segregated in a separate cash or cash equivalent account until the students are billed for their portion. The University also classifies the $5,200 that it agreed to pay to settle the qui tam matter as restricted cash, subject to the distribution of the settlement amount from escrow in accordance with the terms of the settlement agreement. The University records all of these amounts as a current asset in restricted cash and cash equivalents. Restricted cash and cash equivalents is excluded from cash and cash equivalents until the cash is no longer restricted. The majority of these funds remain as restricted cash and cash equivalents for an average of 60 to 90 days from the date of receipt.
In the fourth quarter of 2010, the counterparty to the University’s interest rate swap made a collateral call and the University posted $760 of pledged collateral as noncurrent restricted cash. The pledged collateral was reduced to $445 as of March 31, 2011.
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
On June 30, 2009, the University entered into an interest rate corridor instrument and an interest rate swap to manage its 30 Day LIBOR interest exposure related to its variable rate debt, which commenced in April 2009 and matures in April 2014. The fair value of the interest rate corridor instrument as of March 31, 2011 and December 31, 2010 was $25 and $27, respectively, which is included in other assets. The fair value of the interest rate swap is a liability of $583 and $686 as of March 31, 2011 and December 31, 2010, respectively, which is included in other noncurrent liabilities. The fair values of each derivative instrument were determined using a hypothetical derivative transaction and Level 2 of the hierarchy of valuation inputs. These derivative instruments were designated as cash flow hedges of variable rate debt obligations. The adjustment of $74 and $245 in the first three months of 2011 and 2010, respectively, for the effective portion of the loss on the derivatives is included as a component of other comprehensive income, net of taxes.
The interest rate corridor instrument hedges variable interest rate risk starting July 1, 2009 through April 30, 2014 with a notional amount of $11,268 as of March 31, 2011. The corridor instrument permits the University to hedge its interest rate risk at several thresholds; the University will pay variable interest rates based on the 30 Day LIBOR rates monthly until that index reaches 4%. If 30 Day LIBOR is equal to 4% through 6%, the University will pay 4%. If 30 Day LIBOR exceeds 6%, the University will pay actual 30 Day LIBOR less 2%. This reduces the University’s exposure to potential increases in interest rates.
The interest rate swap commenced on May 1, 2010 and continues each month thereafter until April 30, 2014 and has a notional amount of $11,268 as of March 31, 2011. The University will receive 30 Day LIBOR and pay 3.245% fixed interest on the amortizing notional amount. Therefore, the University has hedged its exposure to future variable rate cash flows through April 30, 2014. The interest rate swap is not subject to a master netting arrangement and collateral has been called by the counterparty and reflected in a restricted cash account as of March 31, 2011 and December 31, 2010 in the amount of $445 and $760, respectively.
As of March 31, 2011 no derivative ineffectiveness was identified. Any ineffectiveness in the University’s derivative instruments designated as hedges would be reported in interest expense in the income statement. For the three months ended March 31, 2011 $8 of credit risk was recorded in interest expense on the derivatives. At March 31, 2011, the University is not expected to reclassify gains or losses on derivative instruments from accumulated other comprehensive (loss) income into earnings during the next 12 months.

GRAND CANYON EDUCATION, INC.
Notes to Financial Statements
(In thousands, except share and per share data)
(Unaudited)
Fair Value of Financial Instruments
As of March 31, 2011, the carrying value of cash and cash equivalents, accounts receivable, account payable and accrued expenses approximate their fair value based on the liquidity or the short-term maturities of these instruments. The carrying value of debt approximates fair value as it is based on variable rate index. The carrying value of capital lease obligations approximate fair value based upon market interest rates available to the University for debt of similar risk and maturities. Derivative financial instruments are carried at fair value, determined using Level 2 of the hierarchy of valuation inputs, with the use of inputs other than quoted prices that are observable for the asset or liability.
Revenue Recognition
Net revenues consist primarily of tuition and fees derived from courses taught by the University online, at its 100 acre traditional campus in Phoenix, Arizona, and onsite at the facilities of employers, as well as from related educational resources such as access to online materials. Tuition revenue and most fees and related educational resources are recognized pro-rata over the applicable period of instruction, net of scholarships provided by the University. For the three months ended March 31, 2011 and 2010, the University’s revenue was reduced by approximately $19,769 and $13,771, respectively, as a result of scholarships that the University offered to students. The University maintains an institutional tuition refund policy, which provides for all or a portion of tuition to be refunded if a student withdraws during stated refund periods. Certain states in which students reside impose separate, mandatory refund policies, which override the University’s policy to the extent in conflict. If a student withdraws at a time when only a portion, or none of the tuition is refundable, then in accordance with its revenue recognition policy, the University continues to recognize the tuition that was not refunded as pro-rata over the applicable period of instruction. Since the University recognizes revenue pro-rata over the term of the course and because, under its institutional refund policy, the amount subject to refund is never greater than the amount of the revenue that has been deferred, under the University’s accounting policies revenue is not recognized with respect to amounts that could potentially be refunded. The University’s change in April 2010 to a non-term borrower-based institution from a term based institution for federal student financial aid funding purposes does not have any impact on the timing and recognition of revenues.
Financial Statement Presentation
In the first quarter of 2011, the University made changes in its presentation of costs and expenses and reclassified prior periods to conform to the current presentation. Previously the University reported bad debt expense as a general and administrative expense and royalty to former owner on a separate line item in the income statement. Both bad debt expense and royalty to former owner are now included in instructional costs and services. The University believes that these changes provide greater comparability to other institutions in its industry sector. There were no changes to total costs and expenses as a result of these reclassifications. Below the table are descriptions of the nature of the costs and expenses included in the University’s operating expense categories.
The following table presents the University’s costs and expenses as previously reported and as reclassified on its unaudited statements of income for the three months ended:

	March 31, 2010		June 30, 2010		September 30, 2010		December 31, 2010
	As	As	As	As	As	As	As	As
	Reported	Reclassified	Reported	Reclassified	Reported	Reclassified	Reported	Reclassified
Costs and expenses:
Instructional costs and services	$31,812	$36,660	$36,169	$41,742	$35,923	$42,071	$36,133	$43,220
Selling and promotional	26,876	26,876	28,976	28,976	28,103	28,103	28,538	28,538
General and administrative	10,878	6,104	11,675	6,176	12,681	6,607	14,746	7,733
Contract termination fees to related party	—	—	—	—	—	—	9,233	9,233
Exit costs	89	89	116	116	27	27	26	26
Royalty to former owner	74	—	74	—	74	—	74	—

Total costs and expenses	$69,729	$69,729	$77,010	$77,010	$76,808	$76,808	$88,750	$88,750

Instructional Costs and Services
Instructional costs and services consist primarily of costs related to the administration and delivery of the University’s educational programs. This expense category includes salaries, benefits and share-based compensation for full-time and adjunct faculty and administrative personnel, information technology costs, bad debt expense, curriculum and new program development costs (which are expensed as incurred) and costs associated with other support groups that provide services directly to the students. This category also includes an allocation of depreciation, amortization, rent, and occupancy costs attributable to the provision of educational services, primarily at the University’s Phoenix, Arizona campus.
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
Through December 2010, the University was a party to a revenue sharing arrangement (the Collaboration Agreement) with Mind Streams, L.L.C. (Mind Streams), a related party pursuant to which it paid a percentage of the net revenue that it actually received from applicants recruited by those entities that matriculated at Grand Canyon University. Mind Streams bore all costs associated with the recruitment of these applicants.

GRAND CANYON EDUCATION, INC.
Notes to Financial Statements
(In thousands, except share and per share data)
(Unaudited)
As a result of new rules adopted by the U.S. Department of Education and effective July 1, 2011, the University determined that revenue sharing arrangements like the Collaboration Agreement, and the manner in which it pays amounts under the Collaboration Agreement, will most likely no longer be permitted. Accordingly, the University and Mind Streams entered into an agreement, dated December 30, 2010, pursuant to which the University agreed to pay Mind Streams an amount equal to (a) $8,500, plus (b) Mind Streams’ applicable share of any net revenue actually received by the University on or before February 28, 2011 with respect to any such Mind Streams identified students commencing University courses prior to November 1, 2010. In return, Mind Streams agreed to (i) accept such amounts in full and complete satisfaction of all amounts owed by the University to Mind Streams under the Collaboration Agreement, and (ii) transfer to the University a proprietary database of potential student leads. A payment of $8,500 was made in January 2011 in conjunction with this agreement. Additionally in 2010, Gail Richardson, the father of Brent D. Richardson, the University’s Executive Chairman, and Christopher C. Richardson, the University’s General Counsel and a director, formed a new entity, Lifetime Learning, which plans to generate and sell leads to the University and other entities in the education sector. For the three months ended March 31, 2011 and 2010, the University expensed approximately $401 and $2,347, respectively, pursuant to these arrangements, exclusive of the settlement arrangement discussed above. As of March 31, 2011 and December 31, 2010 $564, and $9,367, respectively, were due to these related parties.
General and Administrative
General and administrative expenses include salaries, benefits and share-based compensation of employees engaged in corporate management, finance, human resources, compliance, and other corporate functions. General and administrative expenses also include an allocation of depreciation, amortization, rent, and occupancy costs attributable to the departments providing general and administrative functions.
Exit Costs
In November 2009, the University finalized a plan to centralize its student services operations in Arizona and, as a result, closed its student services facility in Utah. The exit costs incurred in connection with this decision have been expensed and are presented separately on the income statement. The costs incurred included severance payments; relocation expenses; future lease payments, net of estimated sublease rentals; and the write off of leasehold improvements associated with this leased space. The following is a summary of the University’s exit activities:

Accrued Exit Costs
	at			Accrued Exit
	December 31,			Costs at
	2010	Exit Costs	Payments in 2011	March 31, 2011

Accrued exit costs	$64	$—	$(24)	$40

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
Recent Accounting Pronouncements
The University has reviewed and evaluated all recent accounting pronouncements and believes there are none that could potentially have a material impact on the University’s financial condition, results of operations, or disclosures.
3. Net Income Per Common Share
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

	Three Months Ended March 31,
	2011	2010

Denominator:
Basic weighted average shares outstanding	45,590,195	45,673,917
Effect of dilutive stock options and restricted stock	498,720	650,856

Diluted weighted average shares outstanding	46,088,915	46,324,773

GRAND CANYON EDUCATION, INC.
Notes to Financial Statements
(In thousands, except share and per share data)
(Unaudited)
Diluted weighted average shares outstanding exclude the incremental effect of shares that would be issued upon the assumed exercise of stock options. For the three months ended March 31, 2011 and 2010, approximately 2,244,541 and 506,868, respectively, of the University’s stock options outstanding were excluded from the calculation of diluted earnings per share as their inclusion would have been anti-dilutive. These options could be dilutive in the future.
4. Valuation and Qualifying Accounts

	Balance at			Balance at
	Beginning of	Charged to		End of
	Period	Expense	Deductions(1)	Period
Allowance for doubtful accounts receivable:
Three months ended March 31, 2011	$14,961	6,988	(8,780)	$13,169
Three months ended March 31, 2010	$7,553	4,774	(4,479)	$7,848

(1)	Deductions represent accounts written off, net of recoveries.
5. Property and Equipment
Property and equipment consist of the following:

		As of
	As of March	December 31,
	31, 2011	2010
Land	$8,282	$8,282
Land improvements	1,597	1,597
Buildings	49,939	48,323
Equipment under capital leases	4,502	4,502
Leasehold improvements	11,835	11,407
Computer equipment	38,796	36,742
Furniture, fixtures and equipment	11,896	11,401
Internally developed software	4,390	3,825
Other	1,098	998
Construction in progress	36,390	21,349

	168,725	148,426
Less accumulated depreciation and amortization	(28,070)	(24,427)

Property and equipment, net	$140,655	$123,999

6. Commitments and Contingencies
Leases
The University leases certain land, buildings and equipment under non-cancelable operating leases expiring at various dates through 2023. Future minimum lease payments under operating leases due each year are as follows at March 31, 2011:

2011	$3,745
2012	6,243
2013	7,020
2014	6,640
2015	5,764
Thereafter	24,188

Total minimum payments	$53,600

Total rent expense and related taxes and operating expenses under operating leases for the three months ended March 31, 2011 and 2010 were $1,593 and $1,084, respectively.
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
In connection with the qui tam lawsuit that had been filed against the University in August 2007 in the United States District Court for the District of Arizona (the “Court”) by a then-current employee on behalf of the federal government, and in connection with the related settlement agreement approved by the Court in August 2010, the University continues to maintain a $5,200 accrued litigation loss and a commensurate amount of restricted cash of $5,200 in an interest-bearing segregated account controlled by the University, for payment to the United States and the relator in accordance with the terms of the settlement agreement on the earlier of September 1, 2011 or the issuance by the Department of Education to the University of a full three-year Title IV program participation agreement.

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
Tax Reserves, Non-Income Tax Related
From time to time the University has exposure to various non-income tax related matters that arise in the ordinary course of business. At March 31, 2011 and December 31, 2010, the University had reserved approximately $83 and $92, respectively, for tax matters where its ultimate exposure is considered probable and the potential loss can be reasonably estimated.
7. Income Taxes
The University’s uncertain tax positions are related to tax years that remain subject to examination by tax authorities. As of March 31, 2011, the earliest tax year still subject to examination for federal and state purposes is 2007 and 2005, respectively.
8. Share-Based Compensation
On September 27, 2008 the University’s shareholders approved the adoption of the 2008 Equity Incentive Plan (“Incentive Plan”) and the 2008 Employee Stock Purchase (“ESPP”). A total of 4,199,937 shares of the University’s common stock were originally authorized for issuance under the Incentive Plan. On January 1, of each subsequent year in accordance with the terms of the Incentive Plan, the number of shares authorized for issuance under the Incentive Plan automatically increased by 2.5% of the number of shares of common stock issued and outstanding on the previous December 31, raising the total number of shares of common stock authorized for issuance under the Incentive Plan to 7,622,034 shares. Although the ESPP has not yet been implemented, a total of 1,049,984 shares of the University’s common stock have been authorized for sale under the ESPP.
A summary of the activity related to stock options granted under the University’s Incentive Plan since December 31, 2010 is as follows:

	Summary of Stock Options Outstanding
		Weighted	Weighted
		Average	Average
		Exercise	Remaining	Aggregate
	Total	Price per	Contractual	Intrinsic
	Shares	Share	Term (Years)	Value ($)(1)
Outstanding as of December 31, 2010	4,026,172	14.24

Granted	1,226,250	15.34
Exercised	(1,154)	12.00
Forfeited, canceled or expired	(29,208)	18.22

Outstanding as of March 31, 2011	5,222,060	$14.47	8.42	$157

Exercisable as of March 31, 2011	1,671,032	$12.95	7.77	$2,590

Available for issuance as of March 31, 2011	1,978,459

(1)
Aggregate intrinsic value represents the value of the University’s closing stock price on March 31, 2011 ($14.50) in excess of the exercise price multiplied by the number of options outstanding or exercisable.

Share-based Compensation Expense
The table below outlines share-based compensation expense for the quarter ended March 31, 2011 and 2010 related to restricted stock and stock options granted:

	2011	2010
Instructional costs and services	$620	$379
Selling and promotional	64	37
General and administrative	746	621

Share-based compensation expense included in operating expenses	1,430	1,037
Tax effect of share-based compensation	(572)	(415)

Share-based compensation expense, net of tax	$858	$622

9. Regulatory
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

GRAND CANYON EDUCATION, INC.
Notes to Financial Statements
(In thousands, except share and per share data)
(Unaudited)
To participate in the Title IV programs, an institution must be authorized to offer its programs of instruction by the relevant agency of the state in which it is located, accredited by an accrediting agency recognized by the Department of Education and certified as eligible by the Department of Education. The Department of Education will certify an institution to participate in the Title IV programs only after the institution has demonstrated compliance with the Higher Education Act and the Department of Education’s extensive regulations regarding institutional eligibility. An institution must also demonstrate its compliance to the Department of Education on an ongoing basis. The University submitted its application for recertification in March 2008 in anticipation of the expiration of its provisional certification on June 30, 2008. The Department of Education did not make a decision on the University’s recertification application by June 30, 2008, and therefore the University’s participation in the Title IV programs had been automatically extended thereafter on a month-to-month basis pending the Department of Education’s decision. While this decision remained pending, on January 12, 2011, the University disclosed the termination of certain voting agreements that had the effect of triggering a change in control under Department of Education regulations because it caused the University’s largest stockholder group to own and control less than 25% of the outstanding voting stock. On April 8, 2011, following the completion of the Department of Education’s review of the information that the University provided in connection with the termination of the voting agreements, the Department of Education notified the University that it approved its application for a change of ownership and issued to the University a new, provisional program participation agreement to participate in the Title IV programs. While this certification is provisional, it does remove the University from month-to-month status, provides for the University’s continued participation in Title IV programs through December 31, 2013, and does not impose any conditions (such as any letter of credit requirement) or other restrictions on the University during the provisional period other than the standard restrictions applicable to a provisional certification. In accordance with the terms of the provisional certification, the University may apply for recertification on a full basis by submitting a complete application by no later than September 30, 2013.
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
While the University has not yet received notification of the timing of its exit interview or the Department of Education’s preliminary program review report or final determination letter, following the conclusion of the site visit the University became aware that the program review team had two preliminary findings of concern. The first issue is whether a compensation policy in use during part of the period under review improperly rewarded some enrollment counselors based on success in enrolling students in violation of applicable law. As the University has previously disclosed, while it believes that the University’s compensation policies and practices at issue in the program review were not based on success in enrolling students in violation of applicable law, the Department of Education’s regulations and interpretations of the incentive compensation law do not establish clear criteria for compliance in all circumstances and some of the University’s practices in prior years were not within the scope of any of the specific “safe harbors” provided in the compensation regulations and applicable during that period.
The second issue is whether, during the award years under review, certain programs offered within the University’s College of Liberal Arts provided students with training to prepare them for gainful employment in a recognized occupation. This “gainful employment” standard has been a requirement for Title IV eligibility for programs offered at proprietary institutions of higher education such as Grand Canyon University although, pursuant to legislation passed in 2008 and effective as of July 1, 2010, this requirement no longer applies to designated liberal arts programs offered by the University and certain other institutions that have held accreditation by a regional accrediting agency since a date on or before October 1, 2007 (the University has held a regional accreditation since 1968). Subsequent to the site visit, the program review team submitted a written request to the University in which the program review team stated the view that, prior to July 1, 2010, traditional liberal arts programs were not considered as being eligible under Title IV but then requested additional information from the University that would help the Department of Education determine whether the programs offered within the University’s College of Liberal Arts were eligible under Title IV because they did provide training to prepare students for gainful employment in a recognized occupation. While the University was not informed as to which specific programs offered within the University’s College of Liberal Arts the program review team believes may be ineligible, in August 2010 the University provided the Department of Education with the requested information which the University believes will demonstrate that the programs offered within the University’s College of Liberal Arts met this requirement. The University has received no further communications from the Department of Education regarding the program review.

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
10. Treasury Stock
On August 16, 2010, the University announced that its Board of Directors had authorized the University to repurchase up to $25,000 of common stock, from time to time, depending on market conditions and other considerations. The expiration date on the repurchase authorizations is September 30, 2011 and repurchases occur at the University’s discretion. Repurchases may be made in the open market or in privately negotiated transactions, pursuant to the applicable Securities and Exchange Commission rules. The amount and timing of future share repurchases, if any, will be made as market and business conditions warrant. Since the approval of the share repurchase plan, the University has purchased 995,200 shares of common stock shares at an aggregate cost of $14,993 which includes 945,200 shares of common stock at an aggregate cost of $14,211 during the three months ended March 31, 2011, which are recorded at cost in the accompanying balance sheets and statement of stockholders’ equity.
11. Subsequent Events
On April 8, 2011, the University entered into an amended and restated loan agreement with Bank of America, N.A. (the “Amended Agreement”). Under the Amended Agreement, the bank (a) extended the maturity date of the University’s existing loan from April 30, 2014 to March 31, 2016 and decreased the interest rate on the outstanding balance from the BBA Libor Rate plus 225 basis points to the BBA Libor Rate plus 200 basis points (all other terms of the existing loan remain the same), and (b) provided to the University a revolving line of credit in the amount of $50,000 through March 31, 2016 to be utilized for working capital, capital expenditures, share repurchases and other general corporate purposes. The Amended Agreement contains standard covenants that are substantially consistent with those included in the prior agreement, including covenants that, among other things, restrict the University’s ability to incur additional debt or make certain investments, require the University to maintain compliance with certain applicable regulatory standards, and require the University to maintain a certain financial condition. Indebtedness under the Amended Agreement is secured by all of the University’s assets.

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
Additional factors that could cause actual results to differ from those discussed in the forward-looking statements include, but are not limited to, those described in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2010, as updated in our subsequent reports filed with the Securities and Exchange Commission (“SEC”), including any updates found in Part II, Item 1A of this Quarterly Report on Form 10-Q or our other reports on Form 10-Q. You should not put undue reliance on any forward-looking statements. Forward-looking statements speak only as of the date the statements are made and we assume no obligation to update forward-looking statements to reflect actual results, changes in assumptions, or changes in other factors affecting forward-looking information, except to the extent required by applicable securities laws. If we do update one or more forward-looking statements, no inference should be drawn that we will make additional updates with respect to those or other forward-looking statements.

Overview
We are a regionally accredited provider of postsecondary education services focused on offering graduate and undergraduate degree programs in our core disciplines of education, business, healthcare, and liberal arts. We offer programs online as well as ground programs at our approximately 100 acre traditional campus in Phoenix, Arizona and onsite at the facilities of employers.
At March 31, 2011, we had approximately 42,500 students, an increase of 9.4% over the approximately 38,900 students we had at March 31, 2010. At March 31, 2011, 90.9% of our students were enrolled in our online programs, and 45.8% of our online students were pursuing master’s or doctoral degrees. In addition, revenue per student increased between periods as we increased tuition prices for students in our online and professional studies programs by 0.0% to 5.7%, depending on the program, with an estimated blended rate increase of 3.5% for our 2010-11 academic year, as compared to tuition price increases for students in our online and professional studies programs of 2.3% to 15.5% for our 2009-10 academic year, depending on the program, with an estimated blended rate increase of 5.0% for the prior academic year. Tuition for our traditional ground programs had no increase for our 2010-11 academic year, as compared to an increase of 6.6% for the prior academic year. In addition, we experienced an increase in the number of students taking four credit courses between years. Operating income was $19.2 million for the three months ended March 31, 2011, a decrease of $0.4 million over the $19.6 million in operating income for the three months ended March 31, 2010.
The following is a summary of our student enrollment at March 31, 2011 and 2010 (which included less than 525 students pursuing non-degree certificates in each period) by degree type and by instructional delivery method:

	March 31,
	2011(1)		2010
	# of Students	% of Total	# of Students	% of Total
Graduate degrees(2)	18,438	43.4%	16,213	41.7%
Undergraduate degree	24,067	56.6%	22,641	58.3%

Total	42,505	100.0%	38,854	100.0%

	March 31,
	2011(1)		2010
	# of Students	% of Total	# of Students	% of Total
Online(3)	38,655	90.9%	35,796	92.1%
Ground(4)	3,850	9.1%	3,058	7.9%

Total	42,505	100.0%	38,854	100.0%

(1)
Enrollment at March 31, 2011 represents individual students who attended a course during the last two months of the calendar quarter. Prior to our transition to BBAY, enrollment had been defined as individual students that attended a course in a term that was in session as of the end of the quarter.

(2)	Includes 1,301 and 615 students pursuing doctoral degrees at March 31, 2011 and 2010, respectively.

(3)	As of March 31, 2011 and 2010, 45.8% and 43.4%, respectively, of our online students are pursuing graduate degrees.

(4)	Includes both our traditional on-campus ground students, as well as our professional studies students.
Critical Accounting Policies and Use of Estimates
Our critical accounting policies are disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2010. During the three months ended March 31, 2011, there have been no significant changes in our critical accounting policies. Previously the University reported bad debt expense as a general and administrative expense and royalty to former owner on a separate line item in the income statement. Both bad debt expense and royalty to former owner are now included in instructional costs and services. The University believes that these changes provide greater comparability to other institutions in our industry sector.
Key Trends, Developments and Challenges
Our key trends, developments and challenges are disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2010. During the three months ended March 31, 2011, there have been no significant changes in these trends. See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Key Trends, Developments and Challenges” in our Annual Report on Form 10-K for our fiscal year ended December 31, 2010, which is incorporated herein by reference.

Results of Operations
The following table sets forth income statement data as a percentage of net revenue for each of the periods indicated:

	Three Months Ended March 31,
	2011	2010
Net revenue	100.0%	100.0%
Operating expenses
Instructional costs and services	45.1	41.0
Selling and promotional	29.3	30.1
General and administrative	6.7	6.8
Exit costs	0.0	0.1

Total operating expenses	81.1	78.1

Operating income	18.9	21.9
Interest expense	(0.1)	(0.4)
Interest income	0.0	0.1

Income before income taxes	18.8	21.6
Income tax expense	7.7	8.8

Net income	11.1	12.9

Three Months Ended March 31, 2011 Compared to Three Months Ended March 31, 2010
Net revenue. Our net revenue for the quarter ended March 31, 2011 was $101.7 million, an increase of $12.4 million, or 13.9%, as compared to net revenue of $89.3 million for the quarter ended March 31, 2010. This increase was primarily due to an increase in online enrollment and, to a lesser extent, increases in the average tuition per student as a result of tuition price increases and an increase in the number of students taking four credit courses between years, partially offset by an increase in institutional scholarships and reduced revenue caused by our transition to a borrower-based, non-term financial aid system (“BBAY”) from a term-based financial aid system. End-of-period enrollment increased to approximately 42,500, as we were able to continue our growth and increase our recruitment, marketing, and enrollment operations. We are anticipating increased pressure on new and continuing enrollments due primarily to the increasing challenges presented in the economy, the impact of new and proposed regulations, and increased competition.
Instructional costs and services expenses. Our instructional costs and services expenses for the quarter ended March 31, 2011 were $45.8 million, an increase of $9.1 million, or 25.0%, as compared to instructional costs and services expenses of $36.7 million for the quarter ended March 31, 2010. This increase was primarily due to increases in instructional compensation and related expenses, faculty compensation, bad debt expense, depreciation and amortization, and instructional supplies of $3.3 million, $2.6 million, $2.2 million, $0.9 million, and $0.8 million, respectively, partially offset by a decrease in other miscellaneous instructional costs and services of $0.7 million. These increases are primarily attributable to the increased headcount (both staff and faculty) needed to provide student instruction and support services, including increased occupancy and equipment costs for the increased headcount, to support the increase in enrollments. Our instructional costs and services expenses as a percentage of net revenue increased by 4.1% to 45.1% for the quarter ended March 31, 2011, as compared to 41.0% for the quarter ended March 31, 2010 primarily due to an increase in faculty compensation as a percentage of revenue as we have seen decreases in class size as the result of increasing the number of starts, an increase in employee compensation and related expenses as a percentage of revenue, and increased instructional supplies due to increased licensing fees related to educational resources and continued improvement in curriculum development and new and enhanced innovative educational tools, partially offset by our ability to leverage the fixed cost structure of our campus-based facilities and ground faculty across an increasing revenue base. In addition, bad debt expense increased to $7.0 million or 6.9% of net revenues in the first quarter of 2011 from $4.8 million or 5.3% of revenues in the first quarter of 2010 as a result of an increase in aged receivables between periods primarily due to the current economic conditions and the conversion to BBAY.
Selling and promotional expenses. Our selling and promotional expenses for the quarter ended March 31, 2011 were $29.8 million, an increase of $2.9 million, or 11.0%, as compared to selling and promotional expenses of $26.9 million for the quarter ended March 31, 2010. This increase was primarily due to increases in employee compensation and related expenses, other selling and promotional expense, and advertising of $1.4 million, $0.9 million and $0.6 million, respectively. These increases were driven by a continued expansion in our marketing efforts, which resulted in an increase in recruitment, marketing, and staffing. Our selling and promotional expenses as a percentage of net revenue decreased by 0.8% to 29.3% for the quarter ended March 31, 2011, from 30.1% for the quarter ended March 31, 2010. This decrease occurred as a result of slowing the growth of our enrollment counselor hiring such that our new enrollment counselors as a percentage of total enrollment counselors is less in 2011 than in 2010. In this regard, we incur immediate expenses in connection with hiring new enrollment counselors while these individuals undergo training, and typically do not achieve full productivity or generate enrollments from these enrollment counselors until four to six months after their dates of hire. We plan to continue to add additional enrollment counselors in the future, although the number of additional hires as a percentage of the total headcount is expected to remain flat or decrease. In addition, we terminated our revenue sharing arrangement with MindStreams, L.L.C. in December 2010. As a result, our advertising as a percentage of revenue decreased between years.
General and administrative expenses. Our general and administrative expenses for the quarter ended March 31, 2011 were $6.8 million, an increase of $0.7 million, or 11.9%, as compared to general and administrative expenses of $6.1 million for the quarter ended March 31, 2010. This increase was primarily due to increases in other general and administrative expenses of $0.7 million. Our general and administrative expenses as a percentage of net revenue decreased by 0.1% to 6.7% for the quarter ended March 31, 2011, from 6.8% for the quarter ended March 31, 2010.
Interest expense. Our interest expense for the quarter ended March 31, 2011 was $0.1 million, a decrease of $0.2 million from $0.3 million for the quarter ended March 31, 2010, as the average interest rates were lowered as a result of the loan amendment to reduce the interest rate beginning in the third quarter of 2010.
Income tax expense. Income tax expense for the quarter ended March 31, 2011 and 2010 was $7.8 million. In the first quarter of 2011, legislation was enacted by the state of Arizona implementing a gradual reduction in the corporate tax rate beginning in 2014 that will be fully phased in by 2017. As a result of this legislation we were required to adjust our deferred tax balances to account for the effect of the new state tax rate, which resulted in higher state income taxes for the first quarter of 2011. Excluding the state tax rate adjustment for our deferred balances, our effective tax rate was 40.0% during the first quarter of 2011 compared to 40.6% during the first quarter of 2010.
Net income. Our net income for the quarter ended March 31, 2011 was $11.3 million, a decrease of $0.2 million, as compared to $11.5 million for the quarter ended March 31, 2010, due to the factors discussed above.

Seasonality
Our net revenue and operating results normally fluctuate as a result of seasonal variations in our business, principally due to changes in enrollment. Student population varies as a result of new enrollments, graduations, and student attrition. The majority of our traditional ground students do not attend courses during the summer months (May through August), which affects our results for our second and third fiscal quarters. Since a significant amount of our campus costs are fixed, the lower revenue resulting from the decreased ground student enrollment has historically contributed to lower operating margins during those periods. As we have increased the relative proportion of our online students, this summer effect has recently lessened. However, one of our current focuses is to accelerate the growth of our ground student enrollment. Thus, it is likely that this seasonal effect could be more pronounced in the future. Partially offsetting this summer effect in the third quarter has been the sequential quarterly increase in enrollments that has occurred as a result of the traditional fall school start. This increase in enrollments also has occurred in the first quarter, corresponding to calendar year matriculation. In addition, we typically experience higher net revenue in the fourth quarter due to its overlap with the semester encompassing the traditional fall school start and in the first quarter due to its overlap with the first semester of the calendar year. A portion of our expenses do not vary proportionately with these fluctuations in net revenue, resulting in higher operating income in the first and fourth quarters relative to other quarters. We expect quarterly fluctuation in operating results to continue as a result of these seasonal patterns.
Liquidity and Capital Resources
Liquidity. We financed our operating activities and capital expenditures during the three months ended March 31, 2011 and 2010 primarily through cash provided by operating activities. Our unrestricted cash and cash equivalents were $30.2 million and $33.6 million at March 31, 2011 and December 31, 2010, respectively. Our restricted cash and cash equivalents at March 31, 2011 and December 31, 2010 were $50.2 million and $52.9 million, respectively.
On April 8, 2011, the University entered into an amended and restated loan agreement with Bank of America, N.A. (the “Amended Agreement”). Under the Amended Agreement, the bank (a) extended the maturity date of the University’s existing loan from April 30, 2014 to March 31, 2016 and decreased the interest rate on the outstanding balance from the BBA Libor Rate plus 225 basis points to the BBA Libor Rate plus 200 basis points (all other terms of the existing loan remain the same), and (b) provided to the University a revolving line of credit in the amount of $50.0 million through March 31, 2016 to be utilized for working capital, capital expenditures, share repurchases and other general corporate purposes. The Amended Agreement contains standard covenants that are substantially consistent with those included in the prior agreement, including covenants that, among other things, restrict the University’s ability to incur additional debt or make certain investments, require the University to maintain compliance with certain applicable regulatory standards, and require the University to maintain a certain financial condition. Indebtedness under the Amended Agreement is secured by all of the University’s assets.
Based on our current level of operations and anticipated growth, we believe that our cash flow from operations and other sources of liquidity, including cash and cash equivalents and our revolving line of credit, will provide adequate funds for ongoing operations, planned capital expenditures, and working capital requirements for at least the next 24 months.
Cash Flows
Operating Activities. Net cash provided by operating activities for the three months ended March 31, 2011 was $23.4 million as compared to $49.1 million for the three months ended March 31, 2010. Cash provided by operating activities in the three months ended March 31, 2011 and 2010 resulted from our net income plus non cash charges for bad debts, depreciation and amortization, and share-based compensation.
Investing Activities. Net cash used in investing activities was $11.9 million and $14.0 million for the three months ended March 31, 2011 and 2010, respectively. Capital expenditures were $14.7 million and $11.6 million for the three months ended March 31, 2011 and 2010, respectively. In 2011, capital expenditures primarily consisted of ground campus building projects such as a new dormitory and events arena to support our increasing traditional ground student enrollment as well as purchases of computer equipment, other internal use software projects and furniture and equipment. In 2010, cash used in investing activities primarily consisted of ground campus building projects, purchases of computer equipment, and software costs to complete our transition from Datatel to CampusVue and Great Plains, other internal use software projects, furniture and equipment to support our increasing student enrollment.
Financing Activities. Net cash used in financing activities was $14.9 million and provided by financing activities was $0.3 million in the three months ended March 31, 2011 and 2010, respectively. During the first three months of 2011, $14.2 million was used to purchase treasury stock in accordance with the University’s share repurchase program. During the first three months of 2010 proceeds from the exercise of stock options and the excess tax benefits from share-based compensation were partially offset by principal payments on notes payable and capital lease obligations.
Contractual Obligations
The following table sets forth, as of March 31, 2011, the aggregate amounts of our significant contractual obligations and commitments with definitive payment terms due in each of the periods presented (in millions):

		Payments Due by Period
		Less than			More than
	Total	1 Year (1)	2-3 Years	4-5 Years	5 Years
Long term notes payable	$23.4	$1.5	$3.5	$3.6	$14.8
Capital lease obligations	1.6	1.5	0.1	0.0	0.0
Purchase obligations(2)	53.2	37.1	16.1	0.0	0.0
Operating lease obligations	53.6	3.7	13.3	12.4	24.2

Total contractual obligations	$131.8	$43.8	$33.0	$16.0	$39.0

(1)	Less than one year represents expected expenditures from April 1, 2011 through December 31, 2011.

(2)	The purchase obligation amounts include expected spending by period under contracts that were in effect at March 31, 2011.
Off-Balance Sheet Arrangements
We do not have any off-balance sheet arrangements that have had or are reasonably likely to have a material current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk
Impact of inflation. We believe that inflation has not had a material impact on our results of operations for the quarter ended March 31, 2011 or 2010. There can be no assurance that future inflation will not have an adverse impact on our operating results and financial condition.
Market risk. On June 30, 2009, we entered into two derivative agreements to manage our 30 Day LIBOR interest exposure from the variable rate debt we incurred in connection with the repurchase of shares of our common stock and the land and buildings that comprise our ground campus, which debt matures in April 2014. The corridor instrument, which hedges variable interest rate risk starting July 1, 2009 through April 30, 2014 with a notional amount of $11.3 million as of March 31, 2011, permits us to hedge our interest rate risk at several thresholds. Under this arrangement, in addition to the credit spread we will pay variable interest rates based on the 30 Day LIBOR rates monthly until that index reaches 4%. If 30 Day LIBOR is equal to 4% through 6%, we will continue to pay 4%. If 30 Day LIBOR exceeds 6%, we will pay actual 30 Day LIBOR less 2%. The interest rate swap commenced on May 1, 2010, continues each month thereafter until April 30, 2014, and has a notional amount of $11.3 million as of March 31, 2011. Under this arrangement, we will receive 30 Day LIBOR and pay 3.245% fixed rate on the amortizing notional amount plus the credit spread.
Except with respect to the foregoing, we have no derivative financial instruments or derivative commodity instruments. We invest cash in excess of current operating requirements in short term certificates of deposit and money market instruments in multiple financial institutions.
Interest rate risk. We manage interest rate risk by investing excess funds in cash equivalents and AAA-rated marketable securities bearing variable interest rates, which are tied to various market indices. Our future investment income may fall short of expectations due to changes in interest rates or we may suffer losses in principal if we are forced to sell securities that have declined in market value due to changes in interest rates. At March 31, 2011, a 10% increase or decrease in interest rates would not have a material impact on our future earnings, fair values, or cash flows. For information regarding our variable rate debt, see “Market risk” above.

Item 4.	Controls and Procedures
Evaluation of Disclosure Controls and Procedures
We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective, as of March 31, 2011, in ensuring that material information relating to us required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in reports it files or submits under the Exchange Act is accumulated and communicated to management, including its principal executive officer or officers and principal financial officer or officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.
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
None.

Item 1A.	Risk Factors
There have been no material changes to the risk factors disclosed in the “Risk Factors” section of our Annual Report on Form 10-K for the year ended December 31, 2010.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
Recent Sales of Unregistered Securities
None.
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
On August 16, 2010, our Board of Directors adopted a stock repurchase program, pursuant to which we are authorized to repurchase up to $25.0 million of shares of common stock, from time to time, depending on market conditions and other considerations. The expiration date on the repurchase authorization is September 30, 2011 and repurchases occur at our discretion. Repurchases may be made in the open market or in privately negotiated transactions, pursuant to the applicable Securities and Exchange Commission rules. The amount and timing of future share repurchases, if any, will be made as market and business conditions warrant. During the quarter ended March 31, 2011, we purchased 945,200 shares of common stock at an aggregate cost of $14.2 million and for an average price of $15.03 per share. At March 31, 2011, there remains $10.0 million available under our current share repurchase authorization.

The following table sets forth our share repurchases of common stock during each period in the first quarter of fiscal 2011:

			Total Number of Shares	Maximum Dollar Value
			Purchased as Part of	of Shares That May Yet
	Total Number of	Average Price	Publicly Announced	Be Purchased Under that
Period	Shares Purchased	Paid Per Share	Programs	Programs
January 1, 2011 — January 31, 2011	—		—	$24,218,000
February 1, 2011 — February 28, 2011	100,000	15.78	100,000	$22,640,000
March 1, 2011 — March 31, 2011	845,200	14.95	845,200	$10,007,000
Total	945,200	15.03	945,200	$10,007,000

Item 3.	Defaults Upon Senior Securities
None.

Item 4.	Reserved

Item 5.	Other Information
None.

Item 6.	Exhibits
(a) Exhibits

Number	Description	Method of Filing
3.1	Amended and Restated Certificate of Incorporation.	Incorporated by reference to Exhibit 3.1 to Amendment No. 6 to the University’s Registration Statement on Form S-1 filed with the SEC on November 12, 2008.

3.2	Second Amended and Restated Bylaws.	Incorporated by reference to Exhibit 3.1 to the University’s Current Report on Form 8-K filed with the SEC on August 2, 2010.

4.1	Specimen of Stock Certificate.	Incorporated by reference to Exhibit 4.1 to Amendment No. 2 to the University’s Registration Statement on Form S-1 filed with the SEC on September 29, 2008.

4.2	Amended and Restated Investor Rights Agreement, dated September 17, 2008, by and among Grand Canyon Education, Inc. and the other parties named therein.	Incorporated by reference to Exhibit 4.2 to Amendment No. 2 to the University’s Registration Statement on Form S-1 filed with the SEC on September 29, 2008.

10.1	Amended and Restated Loan Agreement, dated April 8, 2011 by and between the University and Bank of America, N.A.	Filed herewith.

31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. †	Filed herewith.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. †	Filed herewith.

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

GRAND CANYON EDUCATION, INC.
Date: May 9, 2011	By:	/s/ Daniel E. Bachus
Daniel E. Bachus
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

EXHIBIT INDEX

Number	Description	Method of Filing
3.1	Amended and Restated Certificate of Incorporation.	Incorporated by reference to Exhibit 3.1 to Amendment No. 6 to the University’s Registration Statement on Form S-1 filed with the SEC on November 12, 2008.

3.2	Second Amended and Restated Bylaws.	Incorporated by reference to Exhibit 3.1 to the University’s Current Report on Form 8-K filed with the SEC on August 2, 2010.

4.1	Specimen of Stock Certificate.	Incorporated by reference to Exhibit 4.1 to Amendment No. 2 to the University’s Registration Statement on Form S-1 filed with the SEC on September 29, 2008.

4.2	Amended and Restated Investor Rights Agreement, dated September 17, 2008, by and among Grand Canyon Education, Inc. and the other parties named therein.	Incorporated by reference to Exhibit 4.2 to Amendment No. 2 to the University’s Registration Statement on Form S-1 filed with the SEC on September 29, 2008.

10.1	Amended and Restated Loan Agreement, dated April 8, 2011 by and between the University and Bank of America, N.A.	Filed herewith.

31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. †	Filed herewith.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. †	Filed herewith.

†
This certification is being furnished solely to accompany this report pursuant to 18 U.S.C. Section 1350, and is not being filed for purposes of Section 18 of the Exchange Act, and is not to be incorporated by reference into any filings of the University, whether made before or after the date hereof, regardless of any general incorporation language in such filing.