Form 10-Q
period 2011-06-30
Grand Canyon Education, Inc.
filed 2011-08-04
CIK 1434588

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2011
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The total number of shares of common stock outstanding as of July 29, 2011, was 44,294,925.

GRAND CANYON EDUCATION, INC.
FORM 10-Q
INDEX

Page

PART I — FINANCIAL INFORMATION	3

Item 1 Financial Statements	3

Item 2 Management’s Discussion and Analysis of Financial Condition and Results of Operations	17

Item 3 Quantitative and Qualitative Disclosures About Market Risk	24

Item 4 Controls and Procedures	24

PART II — OTHER INFORMATION	24

Item 1 Legal Proceedings	24

Item 1A Risk Factors	25

Item 2 Unregistered Sales of Equity Securities and Use of Proceeds	28

Item 3 Defaults Upon Senior Securities	28

Item 4 Reserved	28

Item 5 Other Information	28

Item 6 Exhibits	29

SIGNATURES	30

Exhibit 31.1
Exhibit 31.2
Exhibit 32.1
Exhibit 32.2
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements
GRAND CANYON EDUCATION, INC.
Consolidated Income Statements
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands, except per share amounts)	2011	2010	2011	2010

Net revenue	$103,118	$97,522	$204,827	$186,848
Costs and expenses:
Instructional costs and services	45,709	41,742	91,539	78,402
Selling and promotional, including $2 and $2,628 for the three months ended June 30, 2011 and 2010, respectively, and $403 and $4,975 for the six months ended June 30, 2011 and 2010, respectively, to related parties	27,709	28,976	57,541	55,852
General and administrative	7,038	6,176	13,870	12,280
Exit costs	—	116	—	205

Total costs and expenses	80,456	77,010	162,950	146,739

Operating income	22,662	20,512	41,877	40,109
Interest expense	(29)	(162)	(136)	(506)
Interest income	26	37	58	98

Income before income taxes	22,659	20,387	41,799	39,701
Income tax expense	9,401	7,991	17,243	15,825

Net income	$13,258	$12,396	$24,556	$23,876

Net income per common share:
Basic	$0.30	$0.27	$0.54	$0.52

Diluted	$0.29	$0.27	$0.54	$0.51

Shares used in computing net income per common share:
Basic	44,658	45,724	45,122	45,699

Diluted	45,018	46,557	45,551	46,441

The accompanying notes are an integral part of these consolidated financial statements.

GRAND CANYON EDUCATION, INC.
Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands)	2011	2010	2011	2010

Net income	$13,258	$12,396	$24,556	$23,876
Other comprehensive income (loss), net of tax:
Unrealized losses on hedging derivatives	(54)	(207)	(1)	(354)
Unrealized losses on available for sale securities	—	—	—	(4)
Realized gains on available for sale securities	—	—	—	(19)

Comprehensive income	$13,204	$12,189	$24,555	$23,499

The accompanying notes are an integral part of these consolidated financial statements.

GRAND CANYON EDUCATION, INC.
Consolidated Balance Sheets

	June 30,	December 31,
(In thousands, except par value)	2011	2010
	(Unaudited)
Current assets
Cash and cash equivalents	$14,652	$33,637
Restricted cash and cash equivalents	45,390	52,178
Accounts receivable, net of allowance for doubtful accounts of $18,103 and $14,961 at June 30, 2011 and December 31, 2010, respectively	32,120	33,334
Income taxes receivable	5,796	8,415
Deferred income taxes	6,230	9,886
Other current assets	5,619	4,834

Total current assets	109,807	142,284
Property and equipment, net	161,532	123,999
Restricted cash	555	760
Prepaid royalties	6,287	6,579
Goodwill	2,941	2,941
Deferred income taxes	3,564	2,800
Other assets	5,257	4,892

Total assets	$289,943	$284,255

LIABILITIES AND STOCKHOLDERS’ EQUITY:
Current liabilities
Accounts payable	$27,480	$15,693
Accrued compensation and benefits	11,541	13,633
Accrued liabilities	8,467	9,477
Accrued litigation loss	—	5,200
Accrued exit costs	—	64
Income taxes payable	425	829
Student deposits	46,778	48,873
Deferred revenue	21,789	15,034
Due to related parties	1,573	10,346
Current portion of capital lease obligations	1,229	1,673
Current portion of notes payable	1,841	2,026

Total current liabilities	121,123	122,848
Capital lease obligations, less current portion	—	151
Other noncurrent liabilities	5,392	2,715
Notes payable, less current portion	20,769	21,881

Total liabilities	147,284	147,595

Commitments and contingencies
Stockholders’ equity
Preferred stock, $0.01 par value, 10,000 shares authorized; 0 shares issued and outstanding at June 30, 2011 and December 31, 2010	—	—
Common stock, $0.01 par value, 100,000 shares authorized; 45,865 and 45,811 shares issued and 44,258 and 45,761 shares outstanding at June 30, 2011 and December 31, 2010, respectively	459	458
Treasury stock, at cost, 1,607 and 50 shares of common stock at June 30, 2011 and December 31, 2010, respectively	(23,151)	(782)
Additional paid-in capital	81,261	77,449
Accumulated other comprehensive loss	(446)	(445)
Accumulated earnings	84,536	59,980

Total stockholders’ equity	142,659	136,660

Total liabilities and stockholders’ equity	$289,943	$284,255

The accompanying notes are an integral part of these consolidated financial statements.

GRAND CANYON EDUCATION, INC.
Consolidated Statement of Stockholders’ Equity
(In thousands)
(Unaudited)

						Accumulated
					Additional	Other
	Common Stock		Treasury Stock		Paid-in	Comprehensive	Accumulated
	Shares	Par Value	Shares	Stated Value	Capital	Loss	Earnings	Total
Balance at December 31, 2010	45,811	$458	50	$(782)	$77,449	$(445)	$59,980	$136,660
Net income	—	—	—	—	—	—	24,556	24,556
Unrealized loss on hedging derivative, net of taxes of $0	—	—	—	—	—	(1)	—	(1)
Common stock purchased for treasury	—	—	1,557	(22,369)	—	—	—	(22,369)
Exercise of stock options	50	1	—	—	602	—	—	603
Excess tax benefits from share-based compensation	—	—	—	—	80	—	—	80
Share-based compensation	4	—	—	—	3,130	—	—	3,130

Balance at June 30, 2011	45,865	$459	1,607	$(23,151)	$81,261	$(446)	$84,536	$142,659

The accompanying notes are an integral part of these consolidated financial statements.

GRAND CANYON EDUCATION, INC.
Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended June 30,
(In thousands)	2011	2010

Cash flows provided by operating activities:
Net income	$24,556	$23,876
Adjustments to reconcile net income to net cash provided by operating activities:
Share-based compensation	3,130	2,338
Excess tax benefits from share-based compensation	—	(536)
Amortization of debt issuance costs	30	32
Provision for bad debts	14,586	10,273
Depreciation and amortization	7,826	5,309
Non-capitalizable system conversion costs	—	4,013
Litigation settlement	(5,200)	—
Exit costs	(64)	(481)
Deferred income taxes	2,881	(5,974)
Other	—	(59)
Changes in assets and liabilities:
Accounts receivable	(13,372)	(43,120)
Prepaid expenses and other	(1,127)	(3,107)
Due to/from related parties	(8,773)	902
Accounts payable	4,996	3,062
Accrued liabilities and employee related liabilities	(3,102)	8,482
Income taxes receivable/payable	2,295	3,041
Deferred rent	2,704	197
Deferred revenue	6,755	9,077
Student deposits	(2,095)	12,802

Net cash provided by operating activities	36,026	30,127

Cash flows used in investing activities:
Capital expenditures	(38,276)	(22,355)
Change in restricted cash and cash equivalents	6,993	(27,386)
Proceeds from sale or maturity of investments	—	487

Net cash used in investing activities	(31,283)	(49,254)

Cash flows used in financing activities:
Principal payments on notes payable and capital lease obligations	(1,892)	(1,515)
Debt issuance costs	(70)	—
Repurchase of common shares	(22,369)	—
Excess tax benefits from share-based compensation	—	536
Net proceeds from exercise of stock options	603	955

Net cash used in financing activities	(23,728)	(24)

Net decrease in cash and cash equivalents	(18,985)	(19,151)
Cash and cash equivalents, beginning of period	33,637	62,571

Cash and cash equivalents, end of period	$14,652	$43,420

Supplemental disclosure of cash flow information
Cash paid for interest	$145	$409
Cash paid for income taxes	$11,793	$19,061
Supplemental disclosure of non-cash investing and financing activities
Purchases of property and equipment included in accounts payable	$6,791	$229
Tax benefit of Spirit warrant intangible	$127	$259
Shortfall tax expense from share-based compensation	$47	$—
The accompanying notes are an integral part of these consolidated financial statements.

GRAND CANYON EDUCATION, INC.
Notes to Consolidated Financial Statements
(In thousands, except per share data)
(Unaudited)
1. Nature of Business
Grand Canyon Education, Inc. ( together with its subsidiaries, the “University”) is a regionally accredited provider of postsecondary education services focused on offering graduate and undergraduate degree programs in its core disciplines of education, business, healthcare, and liberal arts. The University offers courses online, at its approximately 110 acre traditional ground campus in Phoenix, Arizona and onsite at the facilities of employers. The University’s wholly-owned subsidiaries are currently dormant subsidiaries. The University is accredited by The Higher Learning Commission of the North Central Association of Colleges and Schools.
2. Summary of Significant Accounting Policies
Principles of Consolidation
The consolidated financial statements include the accounts of Grand Canyon Education, Inc. and its wholly-owned subsidiaries. Intercompany transactions have been eliminated in consolidation.
Unaudited Interim Financial Information
The accompanying unaudited interim consolidated financial statements of the University have been prepared in accordance with U.S. generally accepted accounting principles, consistent in all material respects with those applied in its financial statements included in its Annual Report on Form 10-K for the fiscal year ended December 31, 2010. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. Such interim financial information is unaudited but reflects all adjustments that in the opinion of management are necessary for the fair presentation of the interim periods presented. Interim results are not necessarily indicative of results for a full year. This Quarterly Report on Form 10-Q should be read in conjunction with the University’s audited financial statements and footnotes included in its Annual Report on Form 10-K for the fiscal year ended December 31, 2010 from which the December 31, 2010 balance sheet information was derived.
Restricted Cash and Cash Equivalents
A significant portion of the University’s revenue is received from students who participate in government financial aid and assistance programs. Restricted cash and cash equivalents primarily represents amounts received from the federal and state governments under various student aid grant and loan programs, such as Title IV. The University receives these funds subsequent to the completion of the authorization and disbursement process and holds them for the benefit of the student. The U.S. Department of Education requires Title IV funds collected in advance of student billings to be segregated in a separate cash or cash equivalent account until the course begins. The University records all of these amounts as a current asset in restricted cash and cash equivalents until the cash is no longer restricted, at which time such amounts are reclassified as cash and cash equivalents. The majority of these funds remain as restricted cash and cash equivalents for an average of 60 to 90 days from the date of receipt. In addition, the University had also classified the $5,200 that it agreed to pay in connection with the qui tam matter that it settled in 2010 as restricted cash; this amount was paid during the second quarter of 2011 in final payment of all amounts due under the settlement agreement.
In the fourth quarter of 2010, the counterparty to the University’s interest rate swap made a collateral call and the University posted $760 of pledged collateral as noncurrent restricted cash. The pledged collateral was reduced to $555 as of June 30, 2011.
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

GRAND CANYON EDUCATION, INC.
Notes to Consolidated Financial Statements
(In thousands, except per share data)
(Unaudited)
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
On June 30, 2009, the University entered into an interest rate corridor instrument and an interest rate swap to manage its 30 Day LIBOR interest exposure related to its variable rate debt, which commenced in April 2009 and matures in March 2016. The fair value of the interest rate corridor instrument as of June 30, 2011 and December 31, 2010 was $10 and $27, respectively, which is included in other assets. The fair value of the interest rate swap is a liability of $659 and $686 as of June 30, 2011 and December 31, 2010, respectively, which is included in other noncurrent liabilities. The fair values of each derivative instrument were determined using a hypothetical derivative transaction and Level 2 of the hierarchy of valuation inputs. These derivative instruments were designated as cash flow hedges of variable rate debt obligations. The adjustment of $1 and $354 in the first six months of 2011 and 2010, respectively, for the effective portion of the loss on the derivatives is included as a component of other comprehensive income, net of taxes.
The interest rate corridor instrument hedges variable interest rate risk starting July 1, 2009 through April 30, 2014 with a notional amount of $11,055 as of June 30, 2011. The corridor instrument permits the University to hedge its interest rate risk at several thresholds; the University will pay variable interest rates based on the 30 Day LIBOR rates monthly until that index reaches 4%. If 30 Day LIBOR is equal to 4% through 6%, the University will pay 4%. If 30 Day LIBOR exceeds 6%, the University will pay actual 30 Day LIBOR less 2%. This reduces the University’s exposure to potential increases in interest rates.
The interest rate swap commenced on May 1, 2010 and continues each month thereafter until April 30, 2014 and has a notional amount of $11,055 as of June 30, 2011. The University will receive 30 Day LIBOR and pay 3.245% fixed interest on the amortizing notional amount. Therefore, the University has hedged its exposure to future variable rate cash flows through April 30, 2014. The interest rate swap is not subject to a master netting arrangement and collateral has been called by the counterparty and reflected in a restricted cash account as of June 30, 2011 and December 31, 2010 in the amount of $555 and $760, respectively.
As of June 30, 2011 no derivative ineffectiveness was identified. Any ineffectiveness in the University’s derivative instruments designated as hedges would be reported in interest expense in the income statement. For the six months ended June 30, 2011 $11 of credit risk was recorded in interest expense on the derivatives. At June 30, 2011, the University is not expected to reclassify gains or losses on derivative instruments from accumulated other comprehensive (loss) income into earnings during the next 12 months.
Fair Value of Financial Instruments
As of June 30, 2011, the carrying value of cash and cash equivalents, accounts receivable, account payable and accrued expenses approximate their fair value based on the liquidity or the short-term maturities of these instruments. The carrying value of debt approximates fair value as it is based on variable rate index. The carrying value of capital lease obligations approximate fair value based upon market interest rates available to the University for debt of similar risk and maturities. Derivative financial instruments are carried at fair value, determined using Level 2 of the hierarchy of valuation inputs, with the use of inputs other than quoted prices that are observable for the asset or liability.
Revenue Recognition
Net revenues consist primarily of tuition and fees derived from courses taught by the University online, at its 110 acre traditional campus in Phoenix, Arizona, and onsite at the facilities of employers, as well as from related educational resources that the University provides to its students, such as access to online materials. Tuition revenue and most fees from related educational resources are recognized pro-rata over the applicable period of instruction, net of scholarships provided by the University. For the six months ended June 30, 2011 and 2010, the University’s revenue was reduced by approximately $34,939 and $25,043, respectively, as a result of scholarships that the University offered to students. The University maintains an institutional tuition refund policy, which provides for all or a portion of tuition to be refunded if a student withdraws during stated refund periods. Certain states in which students reside impose separate, mandatory refund policies, which override the University’s policy to the extent in conflict. If a student withdraws at a time when only a portion, or none, of the tuition is refundable, then in accordance with its revenue recognition policy, the University continues to recognize the tuition that was not refunded on a pro-rata basis over the applicable period of instruction. Since the University recognizes revenue pro-rata over the applicable period of instruction and because, under its institutional refund policy, the amount subject to refund is never greater than the amount of the revenue that has been deferred, under the University’s accounting policies revenue is not recognized with respect to amounts that could potentially be refunded. The University’s change in April 2010 to a non-term borrower-based institution from a term based institution for federal student financial aid funding purposes does not have any impact on the timing and recognition of revenues.

GRAND CANYON EDUCATION, INC.
Notes to Consolidated Financial Statements
(In thousands, except per share data)
(Unaudited)
Financial Statement Presentation
In the first quarter of 2011, the University made changes in its presentation of costs and expenses and reclassified prior periods to conform to the current presentation. Previously, the University reported bad debt expense as a general and administrative expense and royalty to former owner on a separate line item in the income statement. Both bad debt expense and royalty to former owner are now included in instructional costs and services. The University believes that these changes provide greater comparability to other institutions in its industry sector. There were no changes to total costs and expenses as a result of these reclassifications. Below are descriptions of the nature of the costs and expenses included in the University’s operating expense categories.
Instructional Costs and Services
Instructional costs and services expenses consist primarily of costs related to the administration and delivery of the University’s educational programs. This expense category includes salaries, benefits and share-based compensation for full-time and adjunct faculty and administrative personnel, information technology costs, bad debt expense, curriculum and new program development costs (which are expensed as incurred) and costs associated with other support groups that provide services directly to the students. This category also includes an allocation of depreciation, amortization, rent, and occupancy costs attributable to the provision of educational services, primarily at the University’s Phoenix, Arizona campus.
Selling and Promotional
Selling and promotional expenses include salaries, benefits and share-based compensation of personnel engaged in the marketing, recruitment, and retention of students, as well as advertising costs associated with purchasing leads, hosting events and seminars, and producing marketing materials. This category also includes an allocation of depreciation, amortization, rent, and occupancy costs attributable to selling and promotional activities at the University’s facilities in Arizona. Selling and promotional costs are expensed as incurred.
Through December 2010, the University was a party to a revenue sharing arrangement (the Collaboration Agreement) with Mind Streams, L.L.C. (Mind Streams), a related party pursuant to which it paid a percentage of the net revenue that it actually received from applicants recruited by Mind Streams that matriculated at Grand Canyon University. Mind Streams bore all costs associated with the recruitment of these applicants.
As a result of new rules adopted by the U.S. Department of Education in 2010 and effective July 1, 2011, the University determined that revenue sharing arrangements like the Collaboration Agreement, and the manner in which it paid amounts under the Collaboration Agreement, would most likely no longer be permitted. Accordingly, the University and Mind Streams entered into an agreement, dated December 30, 2010, pursuant to which the University agreed to pay Mind Streams an amount equal to (a) $8,500, plus (b) Mind Streams’ applicable share of any net revenue actually received by the University on or before February 28, 2011 with respect to any students recruited by Mind Streams that commenced University courses prior to November 1, 2010. In return, Mind Streams agreed to (i) accept such amounts in full and complete satisfaction of all amounts owed by the University to Mind Streams under the Collaboration Agreement, and (ii) transfer to the University a proprietary database of potential student leads. A payment of $8,500 was made in January 2011 in conjunction with this agreement, which was expensed in 2010. Additionally in 2010, Gail Richardson, the father of Brent D. Richardson, the University’s Executive Chairman, and Christopher C. Richardson, the University’s General Counsel and a director, formed a new entity, Lifetime Learning, for the purpose of generating and selling leads to the University and other entities in the education sector. For the six months ended June 30, 2011 and 2010, the University expensed approximately $403 and $4,975, respectively, pursuant to these arrangements, exclusive of the settlement arrangement discussed above. As of June 30, 2011 and December 31, 2010, $67 and $9,367, respectively, were due to these related parties.
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

GRAND CANYON EDUCATION, INC.
Notes to Consolidated Financial Statements
(In thousands, except per share data)
(Unaudited)
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

	Accrued Exit			Accrued
	Costs at			Exit Costs at
	December 31,		Payments in	June 30,
	2010	Exit Costs	2011	2011

Accrued exit costs	$64	$—	$(64)	$—
Use of Estimates
The preparation of consolidated financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.
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

GRAND CANYON EDUCATION, INC.
Notes to Consolidated Financial Statements
(In thousands, except per share data)
(Unaudited)
The table below reflects the calculation of the weighted average number of common shares outstanding, on an as if converted basis, used in computing basic and diluted earnings per common share.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Denominator:

Basic common shares outstanding	44,658	45,724	45,122	45,699
Effect of dilutive stock options and restricted stock	360	833	429	742

Diluted common shares outstanding	45,018	46,557	45,551	46,441

Diluted weighted average shares outstanding exclude the incremental effect of shares that would be issued upon the assumed exercise of stock options. For the six months ended June 30, 2011 and 2010, approximately 2,735 and 690, respectively, of the University’s stock options outstanding were excluded from the calculation of diluted earnings per share as their inclusion would have been anti-dilutive. These options could be dilutive in the future.
4. Valuation and Qualifying Accounts

	Balance at			Balance at
	Beginning of	Charged to		End of
	Period	Expense	Deductions(1)	Period
Allowance for doubtful accounts receivable:
Six months ended June 30, 2011	$14,961	14,586	(11,444)	$18,103
Six months ended June 30, 2010	$7,553	10,273	(6,644)	$11,182

(1)	Deductions represent accounts written off, net of recoveries.
5. Property and Equipment
Property and equipment consist of the following:

	As of	As of
	June 30,	December 31,
	2011	2010
Land	$8,282	$8,282
Land improvements	1,597	1,597
Buildings	51,044	48,323
Equipment under capital leases	4,502	4,502
Leasehold improvements	13,501	11,407
Computer equipment	40,166	36,742
Furniture, fixtures and equipment	12,368	11,401
Internally developed software	5,467	3,825
Other	1,098	998
Construction in progress	55,394	21,349

	193,419	148,426
Less accumulated depreciation and amortization	(31,887)	(24,427)

Property and equipment, net	$161,532	$123,999

GRAND CANYON EDUCATION, INC.
Notes to Consolidated Financial Statements
(In thousands, except per share data)
(Unaudited)
6. Commitments and Contingencies
Leases
The University leases certain land, buildings and equipment under non-cancelable operating leases expiring at various dates through 2023. Future minimum lease payments under operating leases due each year are as follows at June 30, 2011:

2011	$2,433
2012	5,344
2013	5,691
2014	5,280
2015	4,376
Thereafter	13,615

Total minimum payments	$36,739

Total rent expense and related taxes and operating expenses under operating leases for the six months ended June 30, 2011 and 2010 were $3,249 and $2,327, respectively.
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
In connection with the settlement of the qui tam lawsuit that had been filed against the University in August 2007 in the United States District Court for the District of Arizona (the “Court”), which settlement was approved by the Court in August 2010, the University paid $5,200 in accordance with the settlement agreement in the second quarter of 2011. This amount had been accrued for payment since September 2009.
Upon resolution of any pending legal matters, the University may incur charges in excess of presently established reserves. Management does not believe that any such charges would, individually or in the aggregate, have a material adverse effect on the University’s financial condition, results of operations or cash flows.
Tax Reserves, Non-Income Tax Related
From time to time the University has exposure to various non-income tax related matters that arise in the ordinary course of business. At June 30, 2011 and December 31, 2010, the University had reserved approximately $83 and $92, respectively, for tax matters where its ultimate exposure is considered probable and the potential loss can be reasonably estimated.
7. Income Taxes
The University’s uncertain tax positions are related to tax years that remain subject to examination by tax authorities. As of June 30, 2011, the earliest tax year still subject to examination for federal and state purposes is 2007 and 2005, respectively.

GRAND CANYON EDUCATION, INC.
Notes to Consolidated Financial Statements
(In thousands, except per share data)
(Unaudited)
8. Share-Based Compensation
On September 27, 2008 the University’s shareholders approved the adoption of the 2008 Equity Incentive Plan (“Incentive Plan”) and the 2008 Employee Stock Purchase (“ESPP”). A total of 4,200 shares of the University’s common stock was originally authorized for issuance under the Incentive Plan. On January 1 of each subsequent year in accordance with the terms of the Incentive Plan, the number of shares authorized for issuance under the Incentive Plan automatically increased by 2.5% of the number of shares of common stock issued and outstanding on the previous December 31, raising the total number of shares of common stock authorized for issuance under the Incentive Plan to 7,622 shares. Although the ESPP has not yet been implemented, a total of 1,050 shares of the University’s common stock has been authorized for sale under the ESPP.
A summary of the activity related to stock options granted under the University’s Incentive Plan since December 31, 2010 is as follows:

	Summary of Stock Options Outstanding
		Weighted	Weighted
		Average	Average
		Exercise	Remaining	Aggregate
	Total	Price per	Contractual	Intrinsic
	Shares	Share	Term (Years)	Value ($)(1)
Outstanding as of December 31, 2010	4,026	14.24

Granted	1,250	15.34
Exercised	(50)	12.00
Forfeited, canceled or expired	(75)	17.31

Outstanding as of June 30, 2011	5,151	$14.48	8.17	$—

Exercisable as of June 30, 2011	1,644	$13.06	7.53	$1,841

Available for issuance as of June 30, 2011	1,995

(1)	Aggregate intrinsic value represents the value of the University’s closing stock price on June 30, 2011 ($14.18) in excess of the exercise price multiplied by the number of options outstanding or exercisable.
Share-based Compensation Expense
The table below outlines share-based compensation expense for the six months ended June 30, 2011 and 2010 related to restricted stock and stock options granted:

	2011	2010
Instructional costs and services	$1,409	$918
Selling and promotional	149	100
General and administrative	1,572	1,320

Share-based compensation expense included in operating expenses	3,130	2,338
Tax effect of share-based compensation	(1,252)	(935)

Share-based compensation expense, net of tax	$1,878	$1,403

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

GRAND CANYON EDUCATION, INC.
Notes to Consolidated Financial Statements
(In thousands, except per share data)
(Unaudited)
To participate in the Title IV programs, an institution must be authorized to offer its programs of instruction by the relevant agency of the state in which it is located, accredited by an accrediting agency recognized by the Department of Education and certified as eligible by the Department of Education. The Department of Education will certify an institution to participate in the Title IV programs only after the institution has demonstrated compliance with the Higher Education Act and the Department of Education’s extensive regulations regarding institutional eligibility. An institution must also demonstrate its compliance to the Department of Education on an ongoing basis. The University submitted its application for recertification in March 2008 in anticipation of the expiration of its provisional certification on June 30, 2008. The Department of Education did not make a decision on the University’s recertification application by June 30, 2008, and therefore the University’s participation in the Title IV programs had been automatically extended thereafter on a month-to-month basis pending the Department of Education’s decision. While this decision remained pending, on January 12, 2011, the University disclosed the termination of certain voting agreements that had the effect of triggering a change in control under Department of Education regulations because it caused the University’s largest stockholder group to own and control less than 25% of the University’s outstanding voting stock. On April 8, 2011, following the completion of the Department of Education’s review of the information that the University provided in connection with the termination of the voting agreements, the Department of Education notified the University that it had approved its application for a change of ownership and issued to the University a new, provisional program participation agreement to participate in the Title IV programs. While this certification is provisional, it did remove the University from month-to-month status, provides for the University’s continued participation in Title IV programs through December 31, 2013, and did not impose any conditions (such as any letter of credit requirement) or other restrictions on the University during the provisional period other than the standard restrictions applicable to a provisional certification. In accordance with the terms of the provisional certification, the University may apply for recertification on a full basis by submitting a complete application by no later than September 30, 2013.
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
While the University has not yet received notification of the timing of its exit interview or the Department of Education’s preliminary program review report or final determination letter, following the conclusion of the site visit the University became aware that the program review team had two preliminary findings of concern. The first issue is whether a compensation policy in use during part of the period under review improperly rewarded some enrollment counselors based on success in enrolling students in violation of applicable law. As the University has previously disclosed, while it believes that the University’s compensation policies and practices at issue in the program review were not based on success in enrolling students in violation of applicable law, the Department of Education’s regulations and interpretations of the incentive compensation law as in effect at the time did not establish clear criteria for compliance in all circumstances and some of the University’s practices in prior years were not within the scope of any of the specific “safe harbors” provided in the compensation regulations and applicable during that period.

GRAND CANYON EDUCATION, INC.
Notes to Financial Statements
(In thousands, except per share data)
(Unaudited)
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
10. Treasury Stock
On August 16, 2010, the University announced that its Board of Directors had authorized the University to repurchase up to $25,000 of common stock, from time to time, depending on market conditions and other considerations. The expiration date on the repurchase authorizations is September 30, 2011 and repurchases occur at the University’s discretion. Repurchases may be made in the open market or in privately negotiated transactions, pursuant to the applicable Securities and Exchange Commission rules. The amount and timing of future share repurchases, if any, will be made as market and business conditions warrant. Since the approval of the share repurchase plan, the University has purchased 1,607 shares of common stock shares at an aggregate cost of $23,151 which includes 1,557 shares of common stock at an aggregate cost of $22,369 during the six months ended June 30, 2011, which are recorded at cost in the accompanying consolidated balance sheets and consolidated statement of stockholders’ equity.
11. Loan Amendment
On April 8, 2011, the University entered into an amended and restated loan agreement with Bank of America, N.A. (the “Amended Agreement”). Under the Amended Agreement, the bank (a) extended the maturity date of the University’s existing loan from April 30, 2014 to March 31, 2016 and decreased the interest rate on the outstanding balance from the BBA Libor Rate plus 225 basis points to the BBA Libor Rate plus 200 basis points (all other terms of the existing loan remain the same), and (b) provided to the University a revolving line of credit in the amount of $50,000 through March 31, 2016 to be utilized for working capital, capital expenditures, share repurchases and other general corporate purposes. The Amended Agreement contains standard covenants that are substantially consistent with those included in the prior agreement, including covenants that, among other things, restrict the University’s ability to incur additional debt or make certain investments, require the University to maintain compliance with certain applicable regulatory standards, and require the University to maintain a certain financial condition. Indebtedness under the Amended Agreement is secured by all of the University’s assets. No amounts are borrowed on the line of credit as of June 30, 2011.
12. Subsequent Events
On July 28, 2011, the Board of Directors authorized the University to repurchase an additional $25,000 of common stock, from time to time depending on market conditions and other considerations. The expiration date of the repurchase authorizations is September 30, 2012 and repurchases occur at our discretion. Repurchases may be made in the open market or in privately negotiated transactions, pursuant to the applicable Securities and Exchange Commission rules. The amount of timing of future share repurchases, if any, will be made as market and business conditions warrant.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion of our historical results of operations and our liquidity and capital resources should be read in conjunction with the financial statements and related notes that appear elsewhere in this report.
Forward-Looking Statements
This Quarterly Report on Form 10-Q, including Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations, contains certain “forward-looking statements,” which include information relating to future events, future financial performance, strategies, expectations, competitive environment, regulation, and availability of resources. These forward-looking statements include, without limitation, statements regarding: proposed new programs; expectations regarding the material adverse effect that regulatory developments or other matters may have on our financial position, results of operations, or liquidity; statements concerning projections, predictions, expectations, estimates, or forecasts as to our business, financial and operational results, and future economic performance; and statements of management’s goals and objectives and other similar expressions concerning matters that are not historical facts. Words such as “may,” “should,” “could,” “would,” “predicts,” “potential,” “continue,” “expects,” “anticipates,” “future,” “intends,” “plans,” “believes,” “estimates” and similar expressions, as well as statements in future tense, identify forward-looking statements.
Forward-looking statements should not be read as a guarantee of future performance or results, and will not necessarily be accurate indications of the times at, or by, which such performance or results will be achieved. Forward-looking statements are based on information available at the time those statements are made or management’s good faith belief as of that time with respect to future events, and are subject to risks and uncertainties that could cause actual performance or results to differ materially from those expressed in or suggested by the forward-looking statements. Important factors that could cause such differences include, but are not limited to:
•	our failure to comply with the extensive regulatory framework applicable to our industry, including Title IV of the Higher Education Act and the regulations thereunder, state laws and regulatory requirements, and accrediting commission requirements;
•	the results of the ongoing program review being conducted by the Department of Education of our compliance with Title IV program requirements, and possible fines or other administrative sanctions resulting therefrom;
•	the ability of our students to obtain federal Title IV funds, state financial aid, and private financing;
•	potential damage to our reputation or other adverse effects as a result of negative publicity in the media, in the industry or in connection with governmental reports or investigations or otherwise, affecting us or other companies in the for-profit postsecondary education sector;
•	risks associated with changes in applicable federal and state laws and regulations and accrediting commission standards;
•	our ability to hire and train new, and develop and train existing, enrollment counselors;
•	the pace of growth of our enrollment;
•	our ability to convert prospective students to enrolled students and to retain active students;
•	our success in updating and expanding the content of existing programs and developing new programs in a cost-effective manner or on a timely basis;
•	industry competition, including competition for students and for qualified executives and other personnel;
•	the competitive environment for marketing our programs;
•	failure on our part to keep up with advances in technology that could enhance the online experience for our students;
•	the extent to which obligations under our loan agreement, including the need to comply with restrictive and financial covenants and to pay principal and interest payments, limits our ability to conduct our operations or seek new business opportunities;
•	potential decreases in enrollment, the payment of refunds or other negative impacts on our operating results as a result of our change from a “term-based” financial aid system to a “borrower-based, non-term” or “BBAY” financial aid system;
•	our ability to manage future growth effectively; and
•	general adverse economic conditions or other developments that affect job prospects in our core disciplines.
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

Overview
We are a regionally accredited provider of postsecondary education services focused on offering graduate and undergraduate degree programs in our core disciplines of education, business, healthcare, and liberal arts. We offer programs online, at our approximately 110 acre traditional campus in Phoenix, Arizona and onsite at the facilities of employers.
At June 30, 2011, we had approximately 39,500 students, an increase of 8.9% over the approximately 36,300 students we had at June 30, 2010. At June 30, 2011, 95.9% of our students were enrolled in our online programs, and 43.6% of our online students were pursuing master’s or doctoral degrees. In addition, revenue per student increased between periods as we increased tuition prices for students in our online and professional studies programs by 0.0% to 6.5%, depending on the program, with an estimated blended rate increase of 3.2% for our 2011-12 academic year, as compared to tuition price increases for students in our online and professional studies programs of 0.0% to 5.7% for our 2010-11 academic year, depending on the program, with an estimated blended rate increase of 3.5% for the prior academic year. Tuition for our traditional ground programs had no increase for our 2011-12 or 2010-11 academic years. In addition, we experienced an increase in the number of students taking four credit courses between years. Operating income was $41.9 million for the six months ended June 30, 2011, an increase of $1.8 million over the $40.1 million in operating income for the six months ended June 30, 2010.
The following is a summary of our student enrollment at June 30, 2011 and 2010 (which included less than 530 students pursuing non-degree certificates in each period) by degree type and by instructional delivery method:

	June 30,
	2011(1)		2010(1)
	# of Students	% of Total	# of Students	% of Total
Graduate degrees(2)	17,205	43.5%	15,916	43.8%
Undergraduate degree	22,320	56.5%	20,385	56.2%

Total	39,525	100.0%	36,301	100.0%

	June 30,
	2011(1)		2010(1)
	# of Students	% of Total	# of Students	% of Total
Online(3)	37,915	95.9%	35,145	96.8%
Ground(4)	1,610	4.1%	1,156	3.2%

Total	39,525	100.0%	36,301	100.0%

(1)	Enrollment at June 30, 2011 and 2010 represents individual students who attended a course during the last two months of the calendar quarter.

(2)	Includes 1,409 and 870 students pursuing doctoral degrees at June 30, 2011 and 2010, respectively.

(3)	As of June 30, 2011 and 2010, 43.6% and 44.1%, respectively, of our online students are pursuing graduate degrees.

(4)	Includes both our traditional on-campus ground students, as well as our professional studies students.
Critical Accounting Policies and Use of Estimates
Our critical accounting policies are disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2010. During the six months ended June 30, 2011, there have been no significant changes in our critical accounting policies. Previously the University reported bad debt expense as a general and administrative expense and royalty to former owner on a separate line item in the income statement. Beginning in the first quarter of 2011, we have included both bad debt expense and royalty to former owner in instructional costs and services. The University believes that these changes provide greater comparability to other institutions in our industry sector.
Key Trends, Developments and Challenges
Our key trends, developments and challenges are disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2010. See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Key Trends, Developments and Challenges” in our Annual Report on Form 10-K for our fiscal year ended December 31, 2010, which is incorporated herein by reference. During the six months ended June 30, 2011, there have been no significant changes in these trends, other than those discussed below.

The following developments and trends present opportunities, challenges and risks toward achieving our goal of providing attractive returns to our shareholders:
•	Regulatory Environment In November 2009, the U.S. Department of Education convened two negotiated rulemaking teams related to Title IV program integrity issues and foreign school issues. The resulting program integrity rules promulgated in October 2010 and June 2011 address numerous topics. The most significant for our business are the modification of the standards relating to the payment of incentive compensation to employees involved in student recruitment and enrollment; the implementation of standards for state authorization of institutions of higher education; and the adoption of a definition of “gainful employment” for purposes of the requirement of Title IV student financial aid that a program of study offered by a proprietary institution prepare students for gainful employment in a recognized occupation. As explained more fully in Part II, Item IA, Risk Factors, the incentive compensation and state authorization rules are effective July 1, 2011. Also as explained in Part II, Item IA, Risk Factors, the gainful employment rule provisions governing disclosures to students and covering the implementation of new programs are effective July 1, 2011, and provisions relating to loan repayment and the debt-to-income ratio are effective July 1, 2012.

The program integrity rules require a large number of reporting and operational changes. We believe we are, or will be, in substantial compliance with these new reporting and disclosure requirements as of their respective effective dates. However, because of the scale and complexity of our educational programs, we may be unable to fully develop, test and implement all of the necessary modifications to our information management systems and administrative processes to maintain such compliance at all times in the future and, as a result, we may be subject to administrative or other sanctions if we are unable to comply with these reporting and disclosure requirements on a timely basis. In addition, these changes, individually or in combination, may impact our student enrollment, persistence and retention in ways that we cannot now predict and could adversely affect our business, financial condition, results of operations and cash flows. See Part II, Item IA, Risk Factors, for further discussion.

•	New Rulemaking On May 5, 2011, the Department announced its intention to establish additional negotiated rulemaking committees to prepare proposed regulations under the Higher Education Act, as amended. Three public hearings were conducted in May 2011 at which interested parties suggested issues that should be considered for action by the negotiating committees. The Department also conducted roundtable discussions to inform policy in the areas of teacher preparation, college completion, and the proposed “First in the World” competition. More information can be found at http://www2.ed.gov/policy/highered/reg/hearulemaking/2011/index.html.

•	U.S. Congressional Hearings. Beginning last year, there has been increased focus by members of the U.S. Congress on the role that proprietary educational institutions play in higher education. In June 2010, the U.S. Senate Committee on Health, Education, Labor and Pensions (“HELP Committee”) held the first in a series of hearings to examine the proprietary education sector. At a subsequent hearing in August 2010, the Government Accountability Office (“GAO”) presented a report of its review of various aspects of the proprietary sector, including recruitment practices and the degree to which proprietary institutions’ revenue is composed of Title IV funding. Following the August hearing, Sen. Tom Harkin, the Chairman of the HELP Committee, requested a broad range of detailed information from 30 proprietary institutions, including Grand Canyon University. We have been and intend to continue being responsive to the requests of the HELP Committee. Sen. Harkin has held subsequent hearings, most recently on July 21, 2011, and we believe that future hearings may be held. In addition, other Congressional hearings have been or are expected to be held regarding various aspects of the education industry that may affect our business.

•	Other Actions by the U.S. Congress. Political and budgetary concerns significantly affect Title IV Programs. Although the HEA is not due to be reauthorized until 2013, Congress may revise that law at any time and, in so doing, increase the regulatory burden on Grand Canyon University. In addition, as the current debate over the national debt has made clear, Congress is likely to reduce funding for student financial aid programs in a number of ways, including reducing the maximum Pell Grants available to students and eliminating the interest subsidy available to undergraduate and/or graduate students. In fact, on April 15, 2011, President Obama signed the fiscal year 2011 spending bill, also known as the Continuing Resolution, which permanently eliminated year-round Pell Grant awards beginning with the 2011-2012 award year. A reduction in the maximum annual Pell Grant amount likely would result in increased student borrowing, which may adversely impact the gainful employment metrics and cohort default rates for Grand Canyon University. Any action by Congress that significantly reduces Title IV program funding or the eligibility of our institutions or students to participate in Title IV programs could have a material adverse effect on our financial condition, results of operations and cash flows. In addition to possible reductions in federal student financial aid, we believe that the availability of state-funded student financial aid will continue to decline as states deal with historic budget shortfalls. These reductions may reduce our enrollment and, to the extent that Title IV funds replace any state funding sources for our students, may adversely impact our 90/10 Rule calculation. We cannot predict the outcome of the federal or state budget negotiations.

•	Changes in the amount or availability of veterans’ educational benefits or Department of Defense tuition assistance programs could materially and adversely affect our business. In recent months, the U.S. Congress has increased its focus on Department of Defense tuition assistance and veterans educational benefits that are used for programs of study offered at proprietary education institutions, particularly distance education programs of study. To the extent that any laws or regulations are adopted that limit or condition the amount of educational benefits that veterans can use toward their costs of education at proprietary education institutions or in distance education programs, or that limit or condition the participation of proprietary education institutions or distance education programs in military tuition assistance programs or in Title IV Programs with respect to military tuition assistance programs, our enrollments, results of operations, financial condition and 90/10 Rule calculation could be materially and adversely affected.
Results of Operations
The following table sets forth income statement data as a percentage of net revenue for each of the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Net revenue	100.0%	100.0%	100.0%	100.0%
Operating expenses
Instructional cost and services	44.3	42.8	44.7	42.0
Selling and promotional	26.9	29.7	28.1	29.9
General and administrative	6.8	6.3	6.8	6.6
Exit costs	0.0	0.1	0.0	0.1

Total operating expenses	78.0	79.0	79.6	78.5

Operating income	22.0	21.0	20.4	21.5
Interest expense	(0.0)	(0.2)	(0.1)	(0.3)
Interest income	0.0	0.0	0.0	0.1

Income before income taxes	22.0	20.9	20.4	21.2
Income tax expense	9.1	8.2	8.4	8.5

Net income	12.9	12.7	12.0	12.8

Three Months Ended June 30, 2011 Compared to Three Months Ended June 30, 2010
Net revenue. Our net revenue for the quarter ended June 30, 2011 was $103.1 million, an increase of $5.6 million, or 5.7%, as compared to net revenue of $97.5 million for the quarter ended June 30, 2010. This increase was primarily due to an increase in online enrollment and, to a lesser extent, increases in the average tuition per student as a result of tuition price increases and an increase in the number of students taking four credit courses between years, partially offset by an increase in institutional scholarships and reduced revenue caused by our transition to BBAY from a term-based financial aid system. End-of-period enrollment increased to approximately 39,500, as we were able to continue our growth and increase our recruitment, marketing, and enrollment operations. We are anticipating increased pressure on new and continuing enrollments due primarily to the increasing challenges presented in the economy, the impact of new and proposed regulations, and increased competition.
Instructional costs and services expenses. Our instructional costs and services expenses for the quarter ended June 30, 2011 were $45.7 million, an increase of $4.0 million, or 9.5%, as compared to instructional costs and services expenses of $41.7 million for the quarter ended June 30, 2010. This increase was primarily due to increases in employee compensation, bad debt expense, faculty compensation, depreciation and amortization, and other instructional compensation and related expenses, of $2.6 million, $2.1 million, $1.4 million, $1.0 million, and $0.9 million, respectively, partially offset by a decrease of $4.0 million, as compared to the second quarter of 2010, in non-capitalizable system conversion costs related to our conversion to a new system in that quarter. The increase in employee compensation is primarily due to an increase in headcount (both staff and faculty) needed to provide student instruction and support services to support the increase in enrollments. This increase, however, is partially offset by the reversal of $0.7 million of amounts accrued in previous periods that were to be paid to non-enrollment employees for students they previously recruited and for which bonuses were to be paid when those students completed 24 credit hours. Bad debt expense increased to $7.6 million or 7.4% of net revenues in the second quarter of 2011 from $5.5 million or 5.6% of revenues in the second quarter of 2010 as a result of an increase in aged receivables between periods primarily due to the current economic conditions and the conversion to BBAY. Our instructional costs and services expenses as a percentage of net revenue increased by 1.5% to 44.3% for the quarter ended June 30, 2011, as compared to 42.8% for the quarter ended June 30, 2010 primarily due to increases in bad debt expense and employee compensation as a percentage of revenue. In addition, we experienced an increase in faculty compensation as a percentage of revenue as we have seen decreases in class size as the result of increasing the number of starts, increased instructional supplies due to increased licensing fees related to educational resources and increased miscellaneous costs associated with making continued improvements in curriculum development and developing new and enhanced innovative educational tools, partially offset by our ability to leverage the fixed cost structure of our campus-based facilities and ground faculty across an increasing revenue base and the non-capitalizable system costs incurred in the second quarter of 2010.

Selling and promotional expenses. Our selling and promotional expenses for the quarter ended June 30, 2011 were $27.7 million, a decrease of $1.3 million, or 4.4%, as compared to selling and promotional expenses of $29.0 million for the quarter ended June 30, 2010. This decrease is primarily the result of decreases in employee compensation and advertising of $0.8 million and $0.3 million, respectively. These decreases are primarily due to changes made by the University to comply with the new employee compensation rules that went into effect July 1, 2011. Specifically during the second quarter of 2011 we reversed $1.5 million of amounts accrued in previous periods that were to be paid to enrollment employees for students they previously recruited and for which bonuses were to be paid when those students completed 24 credit hours and the termination of our revenue sharing arrangement with MindStreams, L.L.C. in December 2010. Our selling and promotional expenses as a percentage of net revenue decreased by 2.8% to 26.9% for the quarter ended June 30, 2011, from 29.7% for the quarter ended June 30, 2010. This decrease occurred due to the items discussed above and as a result of slowing the growth of our enrollment counselor hiring such that our new enrollment counselors as a percentage of total enrollment counselors is less in 2011 than in 2010. In this regard, we incur immediate expenses in connection with hiring new enrollment counselors while these individuals undergo training, and typically do not achieve full productivity or generate enrollments from these enrollment counselors until four to six months after their dates of hire. We plan to continue to add additional enrollment counselors in the future, although the number of additional hires as a percentage of the total headcount is expected to remain flat or decrease.
General and administrative expenses. Our general and administrative expenses for the quarter ended June 30, 2011 were $7.0 million, an increase of $0.8 million, or 14.0%, as compared to general and administrative expenses of $6.2 million for the quarter ended June 30, 2010. This increase was primarily due to increases in employee compensation, share based compensation, and other general and administrative expenses of $0.3 million, $0.1 million, and $0.4 million, respectively. Our general and administrative expenses as a percentage of net revenue increased by 0.5% to 6.8% for the quarter ended June 30, 2011, from 6.3% for the quarter ended June 30, 2010.
Interest expense. Our interest expense for the quarter ended June 30, 2011 was $0.0 million, a decrease of $0.2 million from $0.2 million for the quarter ended June 30, 2010, as a higher amount of interest expense is capitalized in 2011 as a result of our continuing expansion of our ground infrastructure.
Income tax expense. Income tax expense for the quarter ended June 30, 2011 was $9.4 million, an increase of $1.4 million from $8.0 million for the quarter ended June 20, 2010. Our effective tax rate was 41.5% during the second quarter of 2011 compared to 39.2% during the second quarter of 2010. The increase in the effective tax rate was primarily due to certain non-recurring tax items, which had the effect of increasing our effective tax rate in the second quarter of 2011 and decreasing the effective tax rate in the second quarter of 2010. Excluding certain non-recurring tax items, our effective tax rate for the second quarter of 2011 and 2010 would have been 40.3%.
Net income. Our net income for the quarter ended June 30, 2011 was $13.3 million, an increase of $0.9 million, as compared to $12.4 million for the quarter ended June 30, 2010, due to the factors discussed above.
Six Months Ended June 30, 2011 Compared to Six Months Ended June 30, 2010
Net revenue. Our net revenue for the six months ended June 30, 2011 was $204.8 million, an increase of $18.0 million, or 9.6%, as compared to net revenue of $186.8 million for the six months ended June 30, 2010. This increase was primarily due to increased online enrollment and, to a lesser extent, increases in the average tuition per student as a result of tuition price increases and an increase in the number of students taking four credit courses between years, partially offset by an increase in institutional scholarships and reduced revenue caused by our transition to BBAY from a term-based financial aid system. End-of-period enrollment increased 8.9% between June 30, 2011 and 2010, as we were able to continue our growth and increase our recruitment, marketing, and enrollment operations. We are anticipating increased pressure on new and continuing enrollments due primarily to the increasing challenges presented in the economy, the impact of new and proposed regulations, and increased competition.
Instructional cost and services expenses. Our instructional cost and services expenses for the six months ended June 30, 2011 were $91.5 million, an increase of $13.1 million, or 16.8%, as compared to instructional cost and services expenses of $78.4 million for the six months ended June 30, 2010. This increase was primarily due to increases in instructional compensation and related expenses, bad debt expense, faculty compensation, depreciation and amortization, and other miscellaneous instructional costs and services of $5.8 million, $4.3 million, $4.0 million, $2.1 million, and $0.9 million, respectively, partially offset by a decrease in non-capitalizable system conversion costs of $4.0 million. The increase in instructional and faculty compensation are primarily attributable to an increase in headcount (both staff and faculty) needed to provide student instruction and support services to support the increase in enrollments. This increase, however, is partially offset by the reversal of $0.7 million of amounts accrued in previous periods that were to be paid to non-enrollment employees for students they previously recruited and for which bonuses were to be paid when those students completed 24 credit hours. Bad debt expense increased to $14.6 million of 7.1% of net revenues in the six months ended June 30, 2011 from $10.3 million or 5.5% of net revenues in the six months ended June 30, 2010 as a result of an increase in aged receivables between period primarily due to the current economic conditions and the conversion to BBAY. Our instructional cost and services expenses as a percentage of net revenue increased by 2.7% to 44.7% for the six months ended June 30, 2011, as compared to 42.0% for the six months ended June 30, 2010 primarily due to increases in employee compensation and bad debt expense as a percentage of revenue. In addition, we experienced an increase in faculty compensation as a percentage of revenue as we have seen decreases in class size as the result of increasing the number of starts, increased instructional supplies due to increased licensing fees related to educational resources, and increased miscellaneous instructional costs associated with making continued improvements in curriculum development and developing new and enhanced innovative educational tools, partially offset by our ability to leverage the fixed cost structure of our campus-based facilities and ground faculty across an increasing revenue base and the non-capitalizable system costs incurred in the second quarter of 2010.

Selling and promotional expenses. Our selling and promotional expenses for the six months ended June 30, 2011 were $57.5 million, an increase of $1.6 million, or 3.0%, as compared to selling and promotional expenses of $55.9 million for the six months ended June 30, 2010. This increase was primarily due to increases in selling and promotional employee compensation and related expenses, advertising and other selling and promotional expenses of $0.6 million, $0.2 million and $0.8 million, respectively. These increases were driven by the continued expansion in our marketing efforts, which resulted in an increase in recruitment, marketing, and enrollment staffing. Employee compensation was lower in 2011 primarily due to changes made by the University to comply with the new employee compensation rules that went into effect July 1, 2011. Specifically during the second quarter of 2011 we reversed $1.5 million of amounts accrued in previous periods that were to be paid to enrollment employees for students they previously recruited and for which bonuses were to be paid when those students completed 24 credit hours and the termination of our revenue sharing arrangement with MindStreams, L.L.C. in December 2010. Our selling and promotional expenses as a percentage of net revenue decreased by 1.8% to 28.1% for the six months ended June 30, 2010, from 29.9% for the six months ended June 30, 2010. This decrease occurred due to the items discussed above and as a result of slowing the growth of our enrollment counselor hiring such that our new enrollment counselors as a percentage of total enrollment counselors is less in 2011 than in 2010. In this regard, we incur immediate expenses in connection with hiring new enrollment counselors while these individuals undergo training, and typically do not achieve full productivity or generate enrollments from these enrollment counselors until four to six months after their dates of hire. We plan to continue to add additional enrollment counselors in the future, although the number of additional hires as a percentage of the total headcount is expected to remain flat or decrease.
General and administrative expenses. Our general and administrative expenses for the six months ended June 30, 2011 were $13.9 million, an increase of $1.6 million, or 13.0%, as compared to general and administrative expenses of $12.3 million for the six months ended June 30, 2010. This increase was primarily due to increases in employee compensation, share based compensation, and other general and administrative expenses of $0.7 million, $0.3 million, and $0.6 million, respectfully. Employee compensation increased primarily as a result of hiring to support our continued growth. Our general and administrative expenses as a percentage of net revenue increased by 0.2% to 6.8% for the six months ended June 30, 2011, from 6.6% for the six months ended June 30, 2010.
Interest expense. Our interest expense for the six months ended June 30, 2011 was $0.1 million, a decrease of $0.4 million from $0.5 million for the six months ended June 30, 2010, as a higher amount of interest expense is capitalized in 2011 as compared to 2010 as a result of our continuing expansion of our ground infrastructure.
Income tax expense. Our income tax expense for the six months ended June 30, 2011 was $17.2 million, an increase of $1.4 million from $15.8 million for the six months ended June 30, 2010. This increase was primarily attributable to increased income before income taxes. Our effective tax rate was 41.3% during the first six months of 2011 compared to 39.9% during the first six months of 2010. The increase in the effective tax rate was primarily due to certain non-recurring tax items, which had the effect of increasing our effective tax rate in the six months ended June 30, 2011 and decreasing the effective tax rate in the six months ended June 30, 2010. Excluding certain non recurring tax items, our effective tax rate for the six months ended June 30, 2011 and 2010 would have been 40.6% and 40.3%.
Net income. Our net income for the six months ended June 30, 2011 was $24.6 million, an increase of $0.7 million, as compared to $23.9 million for the six months ended June 30, 2010, due to the factors discussed above.
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

Liquidity and Capital Resources
Liquidity. We financed our operating activities and capital expenditures during the six months ended June 30, 2011 and 2010 primarily through cash provided by operating activities. Our unrestricted cash and cash equivalents were $14.7 million and $33.6 million at June 30, 2011 and December 31, 2010, respectively. Our restricted cash and cash equivalents at June 30, 2011 and December 31, 2010 were $45.9 million and $52.9 million, respectively.
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
Based on our current level of operations and anticipated growth, we believe that our cash flow from operations and other sources of liquidity, including cash and cash equivalents and our revolving line of credit, will provide adequate funds for ongoing operations, planned capital expenditures, and working capital requirements for at least the next 24 months. No amounts are borrowed on the line of credit as of June 30, 2011.
Cash Flows
Operating Activities. Net cash provided by operating activities for the six months ended June 30, 2011 was $36.0 million as compared to $30.1 million for the six months ended June 30, 2010. Cash provided by operating activities in the six months ended June 30, 2011 and 2010 resulted from our net income plus non cash charges for bad debts, depreciation and amortization, non-capitalizable system costs and share-based compensation and, in the six months ended June 30, 2011, cash provided by operating activities has been reduced by $5.2 million related to the payment in connection with the qui tam matter.
Investing Activities. Net cash used in investing activities was $31.3 million and $49.3 million for the six months ended June 30, 2011 and 2010, respectively. Capital expenditures were $38.3 million and $22.4 million for the six months ended June 30, 2011 and 2010, respectively. In 2011, capital expenditures primarily consisted of ground campus building projects such as a new dormitory and an events arena to support our increasing traditional ground student enrollment as well as purchases of computer equipment, other internal use software projects and furniture and equipment. In 2010, cash used in investing activities primarily consisted of capital expenditures such as ground campus building projects, purchases of computer equipment, and software costs to complete our transition from Datatel to CampusVue and Great Plains, other internal use software projects, furniture and equipment to support our increasing student enrollment and a significant increase in restricted cash associated with our transition to BBAY.
Financing Activities. Net cash used in financing activities was $23.7 million and nil in the six months ended June 30, 2011 and 2010, respectively. During the first six months of 2011, $22.4 million was used to purchase treasury stock in accordance with the University’s share repurchase program and principal payments on notes payable and capital leases totaled $1.9 million. During the first six months of 2010 proceeds from the exercise of stock options and the excess tax benefits from share-based compensation were offset by principal payments on notes payable and capital lease obligations.
Contractual Obligations
The following table sets forth, as of June 30, 2011, the aggregate amounts of our significant contractual obligations and commitments with definitive payment terms due in each of the periods presented (in millions):

		Payments Due by Period
		Less than			More than
	Total	1 Year (1)	2-3 Years	4-5 Years	5 Years
Long term notes payable	$22.6	$1.0	$3.5	$3.4	$14.7
Capital lease obligations	1.2	0.8	0.4	0.0	0.0
Purchase obligations(2)	50.6	19.1	29.0	1.8	0.7
Operating lease obligations	36.7	2.4	11.0	9.7	13.6

Total contractual obligations	$111.1	$23.3	$43.9	$14.9	$29.0

(1)	Less than one year represents expected expenditures from July 1, 2011 through December 31, 2011.

(2)	The purchase obligation amounts include expected spending by period under contracts that were in effect at June 30, 2011.

Off-Balance Sheet Arrangements
We do not have any off-balance sheet arrangements that have had or are reasonably likely to have a material current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk
Impact of inflation. We believe that inflation has not had a material impact on our results of operations for the six months ended June 30, 2011 or 2010. There can be no assurance that future inflation will not have an adverse impact on our operating results and financial condition.
Market risk. On June 30, 2009, we entered into two derivative agreements to manage our 30 Day LIBOR interest exposure from the variable rate debt we incurred in connection with the repurchase of shares of our common stock and the land and buildings that comprise our ground campus, which debt matures in March 2016. The corridor instrument, which hedges variable interest rate risk starting July 1, 2009 through April 30, 2014 with a notional amount of $11.1 million as of June 30, 2011, permits us to hedge our interest rate risk at several thresholds. Under this arrangement, in addition to the credit spread we will pay variable interest rates based on the 30 Day LIBOR rates monthly until that index reaches 4%. If 30 Day LIBOR is equal to 4% through 6%, we will continue to pay 4%. If 30 Day LIBOR exceeds 6%, we will pay actual 30 Day LIBOR less 2%. The interest rate swap commenced on May 1, 2010, continues each month thereafter until April 30, 2014, and has a notional amount of $11.1 million as of June 30, 2011. Under this arrangement, we will receive 30 Day LIBOR and pay 3.245% fixed rate on the amortizing notional amount plus the credit spread.
Except with respect to the foregoing, we have no derivative financial instruments or derivative commodity instruments. We invest cash in excess of current operating requirements in short term certificates of deposit and money market instruments in multiple financial institutions.
Interest rate risk. We manage interest rate risk by investing excess funds in cash equivalents and AAA-rated marketable securities bearing variable interest rates, which are tied to various market indices. Our future investment income may fall short of expectations due to changes in interest rates or we may suffer losses in principal if we are forced to sell securities that have declined in market value due to changes in interest rates. At June 30, 2011, a 10% increase or decrease in interest rates would not have a material impact on our future earnings, fair values, or cash flows. For information regarding our variable rate debt, see “Market risk” above.

Item 4.	Controls and Procedures
Evaluation of Disclosure Controls and Procedures
We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective, as of June 30, 2011, in ensuring that material information relating to us required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in reports it files or submits under the Exchange Act is accumulated and communicated to management, including its principal executive officer or officers and principal financial officer or officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.
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
There have been no material changes to the risk factors disclosed in the “Risk Factors” section of our Annual Report on Form 10-K for the year ended December 31, 2010, except as set forth below:
Rulemaking by the U.S. Department of Education could materially and adversely affect our business.
In November 2009, the U.S. Department of Education convened two negotiated rulemaking teams related to Title IV program integrity issues and foreign school issues. The resulting program integrity rules promulgated in October 2010 and June 2011 address numerous topics. The most significant for our business are the following:
•	Modification of the standards relating to the payment of incentive compensation to employees involved in student recruitment and enrollment;
•	Implementation of standards for state authorization of institutions of higher education; and
•	Adoption of a definition of “gainful employment” for purposes of the requirement of Title IV student financial aid that a program of study offered by a proprietary institution prepare students for gainful employment in a recognized occupation.
The Department published final program integrity regulations on October 29, 2010, with most of the final rules effective July 1, 2011, including some reporting and disclosure rules related to gainful employment. On June 13, 2011, the Department published final regulations on metrics for gainful employment programs effective July 1, 2012. In addition to the rules, the Department routinely issues “Dear Colleague Letters” to provide sub-regulatory guidance on certain areas of final regulations. The guidance is provided to assist institutions with understanding the regulations in these areas, and does not make any changes to the regulations. The Department has issued numerous Dear Colleague Letters to provide further information on other provisions of the program integrity regulations and created a website dedicated to gainful employment information found at http://ifap.ed.gov/GainfulEmploymentInfo/index.html.
The program integrity rules require a large number of reporting and operational changes, some of which are described below. We believe we are, or will be, be in substantial compliance with these new reporting and disclosure requirements as of their respective effective dates. However, because of the scale and complexity of our educational programs, we may be unable to fully develop, test and implement all of the necessary modifications to our information management systems and administrative processes to maintain such compliance at all times in the future and, as a result, we may be subject to administrative or other sanctions if we are unable to comply with these reporting and disclosure requirements on a timely basis. In addition, these changes, individually or in combination, may impact our student enrollment, persistence and retention in ways that we cannot now predict and could adversely affect our business, financial condition, results of operations and cash flows.
Incentive Compensation
A school participating in Title IV programs may not pay any commission, bonus or other incentive payments to any person involved in student recruitment or admissions or awarding of Title IV program funds, if such payments are based directly or indirectly in any part on success in enrolling students or obtaining student financial aid. The law and regulations governing this requirement do not establish clear criteria for compliance in all circumstances, but until June 30, 2011 the Department offered twelve safe harbors that defined specific types of compensation that were deemed to constitute permissible incentive compensation. In the past, we relied on several of these safe harbors to ensure that our compensation and recruitment practices comply with the applicable requirements.
In the final regulations adopted by the Department, these twelve safe harbors were eliminated and, in lieu of the safe harbors, some of the relevant concepts relating to the incentive compensation limitations were defined. These changes increase the uncertainty about what constitutes incentive compensation and which employees are covered by the regulation. This makes the development of effective and compliant performance metrics more difficult to establish. In response to the Department’s concern about the impact of compensation structures that rely on the current safe harbors and in order to enhance the enrollment process for our students, we began considering an alternative compensation structure for our enrollment personnel. We developed this new structure, which we believe complies with the Department’s new rule, and implemented it on a broad scale during the second quarter of fiscal year 2011.
This change in our approach to recruiting could adversely impact our enrollment rates and increase our operating costs, perhaps materially. We believe this change is in the best interests of our students and it is consistent with our on-going efforts to address the concerns of the Department and others, including members of Congress, about enrollment practices in the proprietary sector.
State Authorization
In the U.S., institutions that participate in Title IV programs must be authorized to operate by the appropriate postsecondary regulatory authority in each state, or be exempt from such regulatory authorization, usually based on recognized accreditation or lack of physical presence in that state. As of June 30, 2011, we are authorized to operate or have confirmed an exemption to operate in almost all states, Puerto Rico and the District of Columbia.

There are annual waivers available in the final regulations that could allow us to continue to operate without specific state approval in states for which we have not received specific authorization or are otherwise exempt from obtaining authorization, through July 1, 2013. In order to obtain such annual waivers, we must have a supporting letter from each such state and file a request for an annual waiver to be considered by the Department of Education. We have obtained such supporting letters in certain states and have filed a request for an annual waiver through July 1, 2012 with the Department of Education. While we have no assurance that the waivers will be granted, we have no reason to believe that they will not be forthcoming in due course. If we experience a delay in obtaining or cannot obtain these approvals or waivers, our business could be adversely impacted. As a result, the manner in which the Department’s final regulation will apply to our business in these states, and the impact of such regulation on our business, is uncertain. If we are unable to operate in any state in a manner that would preserve Title IV eligibility for our students, our business could be materially and adversely impacted, depending on the revenue derived from students in that state.
Additionally, many states now must adopt additional statutes or regulations in order to comply with the new regulations adopted by the Department. In addition, other states are revising existing statutes and regulations that affect higher education generally or proprietary higher education providers specifically. We have no assurance that these states will be willing or able to adopt such additional statutes or regulations or that we will be able to obtain specific state regulatory approval under any revised statute of regulation, or that Grand Canyon University will be able to meet any new statute or regulation enacted. If we are unable to operate in any state due to changes in state law, or if state law limits our ability to operate in those states, our business could be materially and adversely impacted, depending on the revenue derived from students in that state.
Gainful Employment
Under the Higher Education Act, proprietary schools are eligible to participate in Title IV programs in respect of educational programs that lead to “gainful employment in a recognized occupation,” with the limited exception of qualified programs leading to a bachelor’s degree in liberal arts. Historically, this concept has not been defined in detail. On July 26, 2010, the Department of Education issued a proposed gainful employment rule. On June 13, 2011, the Department of Education issued its final gainful employment rule, which contained material modifications to the proposed rule. In its final form, the rule provides, among other things, for the following:
•	Disclosures. Effective July 1, 2011, proprietary institutions of higher education as well as public and not-for profit institutions offering postsecondary non-degree programs must provide prospective students with disclosures on the types of employment associated with the program, total cost of the program, completion rate, job placement rate, if applicable, and median loan debt of program completers.
•	Reporting. Effective October 1, 2011, institutions must annually submit information to the Department about students who complete a program leading to gainful employment in a recognized occupation, including the amount of debt incurred under private loans or institutional finance plans, graduation information, and end of year enrollment information.
•	New Program Approval. Effective July 1, 2011, the final regulations require institutions to notify the Department of Education at least 90 days before the start of new educational programs leading to gainful employment in recognized occupations. This notification must include information on the need for the program, a wage analysis, an institutional program review and approval process, and a demonstration of accreditation. An institution is not required to obtain formal Department approval if the notification is submitted at least 90 days prior to the first day of class. However, if the Department decides during the course of review that an approval is warranted, a notice will be sent to the institution at least 30 days prior to the first day of class with a request for additional information. The Department also has announced that it will be issuing a Notice of Proposed Rulemaking (NPRM) on the process for seeking Title IV eligibility for new programs. The NPRM proposes to amend the existing rules on new program approvals that went into effect on July 1, 2011.
•	Debt-to-Earnings Ratio and Loan Repayment Rate. The metrics used to define gainful employment in the final rule are based on debt-to-earnings and loan repayment rates, but with changes from the proposed rule issued July 2010. Under the final rule, a program leads to gainful employment in a recognized occupation if it meets one of the following metrics:
•	Loan Repayment Rate — at least 35 percent of former students are repaying their loans. The repayment rate generally is measured using the student’s third and fourth year of repayment, with a few exceptions. If there are 30 or fewer borrowers in a two-year period, the repayment rate period will be expanded to include borrowers in the third, fourth, fifth and sixth years. If there are still fewer than 30 borrowers after that point, the program is considered to have passed the metric.

•	Debt to Earnings Ratio — either (a) the estimated annual loan repayment of a typical graduate does not exceed 30 percent of his or her discretionary income (income above 150% of the poverty level), or (b) the estimated annual loan payment of a typical graduate does not exceed 12 percent of his or her total earnings. The ratios generally will be based upon students in their third and fourth years after graduation, with the same exceptions pertaining to small cohort programs described immediately above, for the repayment rate metric. Debt will be calculated based upon the program’s median debt, which will include private loans. Annual payments will be calculated based on a 10-year standard repayment plan for certificate and associates degree programs, 15 years for bachelor’s and master’s programs, and 20 years for graduate and professional programs. Debt incurred for living expenses is excluded from the calculation.
•	If a program fails both the Loan Repayment and Debt to Earnings metrics, then (i) after one failure, the institution must provide a warning to students disclosing the amount by which the program missed minimal acceptable performance and the program’s plans for improvement and establish a three-day waiting period before a student can enroll, (ii) after two failures within three years, the institution must provide a warning to prospective and enrolled students in the failing program stating the plan it intends to take in response, the risks associated with enrolling or continuing in the program, that the student should “expect to have difficulty repaying” the loans, and if the school chooses to discontinue the program at this stage, the timeline for doing so, and (iii) after three failures within four years, the program loses eligibility for federal student aid. Institutions cannot then reestablish the program’s eligibility for at least three years.
Although the final rules regarding gainful employment metrics provide opportunities to address program deficiencies before the loss of Title IV eligibility, the continuing eligibility of our educational programs for Title IV funding could be at risk due to factors beyond our control, such as changes in the actual or deemed income level of our graduates, changes in student borrowing levels, increases in interest rates, changes in the federal poverty income level relevant for calculating discretionary income, changes in the percentage of our former students who are current in repayment of their student loans, and other factors. In addition, even though deficiencies in the metrics may be correctible on a timely basis, the disclosure requirements to students following a failure to meet the standards may adversely impact enrollment in that program and may adversely impact the reputation of the University. The exposure to these external factors may reduce our ability to confidently offer or continue certain types of programs for which there is market demand, thus impacting our ability to maintain or grow our business.
In addition, there are many open questions and interpretive issues related to the gainful employment metrics, including questions as to the ability of institutions to obtain and verify the information needed to calculate the applicable metrics. Due to the unavailability of data, we cannot predict with certainty which or how many of our programs of study will satisfy the gainful employment metrics. In addition, the continuing eligibility of our programs of study under Title IV Programs are at risk under the gainful employment metrics due to factors beyond our control, such as:
•	changes in the income level of persons employed in specific occupations or sectors;
•	changes in student mix to persons requiring higher amounts of student loans to complete their programs;
•	changes in student loan repayment rates, including the usage of deferments and forbearances;
•	changes in student loan delinquency rates;
•	changes in the nation’s economy, which may affect graduate employment, graduate earnings and, therefore, the ability of graduates to repay their student loans;
•	personal employment decisions made by our students;
•	increases in interest rates;
•	changes in the Department’s interpretation of any element of the gainful employment requirements that result in a more expansive or harsher enforcement than is currently presented; and
•	other factors.
In addition, providing debt warnings to current and prospective students could have an adverse impact on the level of interest and enrollment in those programs of study.
The above description of the proposed gainful employment rules is qualified in its entirety by the text of the final rules and other information found at http://ifap.ed.gov/GainfulEmploymentInfo/index.html.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
Recent Sales of Unregistered Securities
None.
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
On August 16, 2010, our Board of Directors adopted a stock repurchase program, pursuant to which we are authorized to repurchase up to $25.0 million of shares of common stock, from time to time, depending on market conditions and other considerations. The expiration date on the repurchase authorization is September 30, 2011 and repurchases occur at our discretion. Repurchases may be made in the open market or in privately negotiated transactions, pursuant to the applicable Securities and Exchange Commission rules. The amount and timing of future share repurchases, if any, will be made as market and business conditions warrant. During the quarter ended June 30, 2011, we purchased 612,000 shares of common stock at an aggregate cost of $8.2 million and for an average price of $13.33 per share. At June 30, 2011, there remains $1.8 million available under our current share repurchase authorization.
The following table sets forth our share repurchases of common stock during each period in the second quarter of fiscal 2011:

			Total Number of	Maximum Dollar
			Shares Purchased as	Value of Shares
		Average	Part of Publicly	That May Yet Be
	Total Number of	Price Paid	Announced	Purchased Under
Period	Shares Purchased	Per Share	Program	the Program
April 1, 2011 — April 30, 2011	—		—	$10,007,000
May 1, 2011 — May 31, 2011	312,200	13.29	312,200	$5,859,000
June 1, 2011 — June 30, 2011	299,800	13.38	299,800	$1,849,000
Total	612,000	13.33	612,000	$1,849,000

Item 3.	Defaults Upon Senior Securities
None.

Item 4.	Reserved

Item 5.	Other Information
None.

Item 6.	Exhibits
(a) Exhibits

Number	Description	Method of Filing
3.1	Amended and Restated Certificate of Incorporation.	Incorporated by reference to Exhibit 3.1 to Amendment No. 6 to the University’s Registration Statement on Form S-1 filed with the SEC on November 12, 2008.

3.2	Second Amended and Restated Bylaws.	Incorporated by reference to Exhibit 3.1 to the University’s Current Report on Form 8-K filed with the SEC on August 2, 2010.

4.1	Specimen of Stock Certificate.	Incorporated by reference to Exhibit 4.1 to Amendment No. 2 to the University’s Registration Statement on Form S-1 filed with the SEC on September 29, 2008.

4.2	Amended and Restated Investor Rights Agreement, dated September 17, 2008, by and among Grand Canyon Education, Inc. and the other parties named therein.	Incorporated by reference to Exhibit 4.2 to Amendment No. 2 to the University’s Registration Statement on Form S-1 filed with the SEC on September 29, 2008.

31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. †	Filed herewith.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. †	Filed herewith.

†	This certification is being furnished solely to accompany this report pursuant to 18 U.S.C. Section 1350, and is not being filed for purposes of Section 18 of the Exchange Act, and is not to be incorporated by reference into any filings of the University, whether made before or after the date hereof, regardless of any general incorporation language in such filing.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GRAND CANYON EDUCATION, INC.
Date: August 4, 2011	By:	/s/ Daniel E. Bachus
Daniel E. Bachus
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

EXHIBIT INDEX

Number	Description	Method of Filing
3.1	Amended and Restated Certificate of Incorporation.	Incorporated by reference to Exhibit 3.1 to Amendment No. 6 to the University’s Registration Statement on Form S-1 filed with the SEC on November 12, 2008.

3.2	Second Amended and Restated Bylaws.	Incorporated by reference to Exhibit 3.1 to the University’s Current Report on Form 8-K filed with the SEC on August 2, 2010.

4.1	Specimen of Stock Certificate.	Incorporated by reference to Exhibit 4.1 to Amendment No. 2 to the University’s Registration Statement on Form S-1 filed with the SEC on September 29, 2008.

4.2	Amended and Restated Investor Rights Agreement, dated September 17, 2008, by and among Grand Canyon Education, Inc. and the other parties named therein.	Incorporated by reference to Exhibit 4.2 to Amendment No. 2 to the University’s Registration Statement on Form S-1 filed with the SEC on September 29, 2008.

31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. †	Filed herewith.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. †	Filed herewith.

†	This certification is being furnished solely to accompany this report pursuant to 18 U.S.C. Section 1350, and is not being filed for purposes of Section 18 of the Exchange Act, and is not to be incorporated by reference into any filings of the University, whether made before or after the date hereof, regardless of any general incorporation language in such filing.