Form 10-K/A
period 2010-12-31
Grand Canyon Education, Inc.
filed 2011-11-14
CIK 1434588

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K/A
Amendment No. 1 to Form 10-K
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
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act). Yes ☐ No ☑
The total number of shares of common stock outstanding as of November 1, 2011 was 44,331,047.
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

GRAND CANYON EDUCATION, INC.
FORM 10-K/A

Explanatory Note
This Amendment No. 1 to Form 10-K (“Amendment No. 1”) is being filed by Grand Canyon Education, Inc. (the “Company”) to amend and restate its Annual Report on Form 10-K for the year ended December 31, 2010 filed with the United States Securities and Exchange Commission (“SEC”) on February 22, 2011 (the “Initial Form 10-K”). For purposes of this Annual Report on Form 10-K/A, and in accordance with Rule 12b-15 under the Securities Exchange Act of 1934 (Exchange Act), Items 1, 1A, 6, 7, 8, 9A and 11 of our Initial Form 10-K have been amended and restated in their entirety. Pursuant to the rules of the SEC, Item 15 has also been amended and restated in its entirety to include currently dated certifications of the Company’s principal executive officer and principal financial officer as required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002. Other than the Items outlined above, there are no changes to the Initial Form 10-K. However, for the convenience of the reader, this Amendment No. 1 sets forth those items in the Initial Form 10-K that are not being amended and restated in their entirety. Except as otherwise specifically noted, all information contained herein is as of December 31, 2010 and does not reflect any events or changes that have occurred subsequent to that date. We are not required to and we have not updated any forward-looking statements previously included in the Initial Form 10-K filed on February 22, 2011. Our previously issued financial statements included in the Initial Form 10-K should no longer be relied upon.
We are filing this Amendment No. 1 as a result of the correction of an error in our methodology relating to the manner in which we estimate our allowance for doubtful accounts, which requires us to restate our financial statements for the year ended December 31, 2010 and our unaudited interim financial statements for the quarters ended June 30, 2010, September 30, 2010, March 31, 2011 and June 30, 2011.
In recent periods, we experienced a significant change in the composition of our receivable balances since our transition to the borrower-based financial aid model in the second quarter of 2010 in which the receivables due from former students had grown as a percentage of the total amount outstanding. However, our historical process for estimating the allowance for doubtful accounts did not consider the disaggregation of receivable balances by student based on enrollment status. As a result, the growth in the inactive student receivables was not evident when making our allowance estimate in prior periods. As our collection experience indicates that receivables from former students carry a higher risk, this disaggregated information should have been considered in determining the probability of loss within our receivables. If such information had been evaluated, we would have increased the allowance for doubtful accounts to reflect the increased risk profile of the receivables in prior periods. Accordingly, the Audit Committee of the Board of Directors, together with management and in consultation with Ernst & Young LLP, our independent registered public accounting firm, determined that, because management should have taken the additional steps necessary to develop the disaggregated information for use in the analysis of reserve requirements and resulting allowance for doubtful accounts, the financial statements identified above should be restated to correct the allowance for doubtful accounts.

As a result, we have concluded that we understated our bad debt expense, and overstated our operating income and net income, by approximately $15.2 million, $15.4 million and $9.2 million, respectfully, for the year ended December 31, 2010. Accordingly, we have restated:
• Our balance sheet as of December 31, 2010 by increasing our allowance for doubtful accounts by $15.2 million; and
• Our income statement for the year ended December 31, 2010 by decreasing revenues by $0.2 million, increasing instructional costs and services expense by $15.2 million and decreasing operating income and net income by $15.4 million and $9.2 million, respectively.
As a result of this restatement, amounts in our statements of cash flows and stockholders’ equity for the year ended December 31, 2010 have also been restated. Our total cash flows from operations for the year ended December 31, 2010 remains unchanged. A summary of the effects of this restatement to our financial statements included within this Amendment to our Annual Report on Form 10-K/A is presented in Note 2 in the accompanying notes to financial statements.
In connection with the restatement, we have assessed the effectiveness of our disclosure controls and procedures and have included revised disclosure in this Form 10-K/A under Item 9A of Part II, “Controls and Procedures.” We identified a material weakness in our internal control over financial reporting with respect to our calculation of the allowance for doubtful accounts, as described under Item 9A of Part II, “Management’s Report on Internal Control over Financial Reporting.” Solely as a result of this material weakness, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective at a reasonable assurance level as of December 31, 2010. As of the date of this Form 10-K/A, we have adopted a new methodology to calculate the allowance for doubtful accounts that incorporates additional information about the composition of our accounts receivable. We have taken steps, as described under Item 9A of Part II, “Remediation Steps to Address Material Weakness,” to remediate the material weakness in our internal control over financial reporting. We believe that, as a result of our in-depth review of our accounting processes and the additional procedures we have implemented, there are no material inaccuracies or omissions of material fact in this Form 10-K/A and, to the best of our knowledge, we believe that the financial statements in this Form 10-K/A fairly present in all material aspects the financial condition, results of operations and cash flows of the Company in conformity with generally accepted accounting principles.
This Amendment No. 1 also includes changes in “Item 11 — Executive Compensation” to reflect the impact of the restatement on the targets under our incentive compensation plan that was in effect for 2010. See “Item 11 — Executive Compensation.”
Throughout this Amendment to our Annual Report on Form 10-K/A, all referenced amounts reflect the balances and amounts on a restated basis.

Special Note Regarding Forward-Looking Statements
This Annual Report on Form 10-K/A, including Item 1, Business; Item 1A, Risk Factors; and Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, contains certain “forward-looking statements,” which include information relating to future events, future financial performance, strategies, expectations, competitive environment, regulation, and availability of resources. These forward-looking statements include, without limitation, statements regarding: proposed new programs; expectations that regulatory developments or other matters will not have a material adverse effect on our financial position, results of operations, or liquidity; statements concerning projections, predictions, expectations, estimates, or forecasts as to our business, financial and operational results, and future economic performance; and statements of management’s goals and objectives and other similar expressions concerning matters that are not historical facts. Words such as “may,” “should,” “could,” “would,” “predicts,” “potential,” “continue,” “expects,” “anticipates,” “future,” “intends,” “plans,” “believes,” “estimates” and similar expressions, as well as statements in future tense, identify forward-looking statements.
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
We have experienced significant growth in enrollment, net revenue, and operating income over the last several years. Our enrollment at December 31, 2010 was approximately 41,500, representing an increase of approximately 10.0% over our enrollment at December 31, 2009. Our net revenue and operating income for the year ended December 31, 2010 were $385.6 million and $58.2 million, respectively, representing increases of 47.2% and 24.9%, respectively, over the year ended December 31, 2009. Our net revenue and operating income for the year ended December 31, 2009 were $261.9 million and $46.6 million, respectively, representing increases of 62.4% and 264%, respectively, over the year ended December 31, 2008. We seek to achieve continued growth in a manner that reinforces our reputation for providing academically rigorous, career-oriented educational programs that advance the careers of our students. As part of our efforts to ensure that our students graduate with the knowledge, competencies, and skills that will enable them to succeed following graduation, we have an Office of Assessment to monitor student and faculty performance and improve student satisfaction.
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
The Department of Education assigns a strength factor to the results of each of these ratios on a scale from negative 1.0 to positive 3.0, with negative 1.0 reflecting financial weakness and positive 3.0 reflecting financial strength. The Department of Education then assigns a weighting percentage to each ratio and adds the weighted scores for the three ratios together to produce a composite score for the institution. The composite score for the institution’s most recent fiscal year must be at least 1.5 for the institution to be deemed financially responsible without the need for further Department of Education oversight. Our composite scores for our fiscal years ended December 31, 2009 and 2008 were 2.9 each year and, therefore, we are considered financially responsible for purposes of these regulations. We have not yet submitted our financial statements to the Department of Education for our most recent fiscal year, but have calculated that our composite score for fiscal year 2010 will be at least 2.5.
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
If students fail to pay their outstanding balances owed to us, our business may be harmed.
From time to time, students, including former students, may carry balances on portions of their education expense not covered by financial aid programs. Students may also carry balances related to financial aid funds we have advanced to them that are in excess of the student’s cost and related fees. These balances are unsecured and not guaranteed. We have historically been successful in collecting our accounts receivable, including those due from former students as a result of the return to Title IV requirement, because the amount owed by a particular student that is in excess of the amount of financial aid that the student earned and that we are entitled to retain is often quite small. Due primarily to the ongoing economic conditions, we believe that the level of motivation that former students have to pay off their balances due to us, based on such factors as being able to receive transcripts or protecting their credit, has lessened over time. As our collection history in recent periods demonstrated that receivables due from former students are now becoming much more likely to go uncollected, we concluded that our allowance for doubtful accounts needed to be adjusted. Thus, we have changed our allowance calculation methodology such that receivables due from former students are treated as a separate pool and are reserved for and written off in a much more accelerated timeframe. The methodology for reserving for receivables due from current students remains similar to our prior methodology given that we have not seen a change in the payment patterns for this pool of students. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Restatement of Financial Statements.” If the United States continues to experience reduced economic activity and high unemployment, it could continue to have an adverse affect on the ability or willingness of our former students to repay amounts due to us. As a result, losses related to unpaid student balances in excess of our allowance for doubtful accounts, or the failure of students to repay their debt obligations, could have a material adverse effect on our business, financial condition and results of operations.
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
Management’s determination that a material weakness exists in our internal controls over financial reporting could have a material adverse impact on our ability to produce timely and accurate financial statements.
We are required to maintain internal controls over financial reporting to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our financial statements for external purposes in accordance with generally accepted accounting principles. As of December 31, 2010, we concluded that a material weakness existed in our internal control over financial reporting as discussed in Part II, Item 9A of this Form 10-K/A. As a result of this material weakness, our disclosure controls and procedures were not effective and failed to timely prevent or detect errors in our financial statements which led to a restatement. If not remediated, this material weakness could result in future misstatements of account balances or in disclosure that could result in a material misstatement to our annual or interim consolidated financial statements.
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
The balance sheet as of, and the income statement for the year ended, December 31, 2010 have been restated as set forth below. See Note 2 in the Notes to Financial Statements in this Form 10-K/A for further information. The following selected financial and other data should be read in conjunction with Item 8, Financial Statements and Supplementary Data, and Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, to fully understand factors that may affect the comparability of the information presented below. The selected income statement data and other data, excluding period end enrollment, for the years ended December 31, 2010, 2009, and 2008, and the selected balance sheet data as of December 31, 2010, and 2009, have been derived from our audited financial statements for such years, which are included herein. The selected income statement data and other data, excluding period end enrollment, for the years ended December 31, 2007 and 2006, and the selected balance sheet data as of December 31, 2007, and 2006, have been derived from our audited financial statements for such years, which are not included herein. Our historical results are not necessarily indicative of our results for any future period.

	Year Ended December 31,
	2010	2009	2008	2007	2006
	Restated	(In thousands, except per share data)

Income Statement Data:
Net revenue	$385,625	$261,902	$161,309	$99,326	$72,111
Costs and expenses:
Instructional costs and services(1)	178,548	101,608	62,915	45,307	35,951
Selling and promotional	112,493	85,405	65,551	35,148	20,093
General and administrative(1)	26,621	21,603	18,360	10,744	10,347
Contract termination fee	9,233	—	—	—	—
Litigation loss	—	5,200	—	—	—
Estimated exit costs	258	1,218	—	—	—
Royalty to former owner	296	296	1,686	3,782	2,678

Total costs and expenses	327,449	215,330	148,512	94,981	69,069

Operating income	58,176	46,572	12,797	4,345	3,042
Interest expense	(889)	(1,613)	(2,897)	(2,975)	(2,827)
Interest income	168	324	640	1,172	912

Income before income taxes	57,455	45,283	10,540	2,542	1,127
Income tax expense	22,249	17,979	3,855	1,016	529

Net income	35,206	27,304	6,685	1,526	598
Preferred dividends	—	—	(938)	(349)	(527)

Net income available to common stockholders	$35,206	$27,304	$5,747	$1,177	$71

Earnings per common share
Basic	$0.77	$0.60	$0.26	$0.06	$0.00
Diluted	$0.76	$0.60	$0.17	$0.03	$0.00
Shares used in computing earnings per common share
Basic	45,722	45,184	22,185	18,923	18,853
Diluted	46,396	45,503	33,430	35,143	36,858

	Year Ended December 31,
	2010	2009	2008	2007	2006
	Restated	(In thousands)
Other Data:
Capital expenditures	$62,627	$60,265	$8,374	$7,406	$2,387
Depreciation and amortization	$11,812	$7,664	$5,095	$3,300	$2,396
Adjusted EBITDA(2)	$85,824	$65,119	$25,675	$11,723	$9,074
Period end enrollment(3):
Online	37,734	34,596	21,955	12,497	8,406
Ground	3,748	3,113	2,681	2,257	2,256

	As of December 31,
	2010	2009	2008	2007	2006
	Restated	(In thousands)
Balance Sheet Data:
Cash and cash equivalents and marketable securities	$33,637	$63,101	$35,627	$18,930	$11,535
Restricted cash, cash equivalents and investments	52,938	3,233	5,125	7,578	5,900
Total assets	275,096	174,738	116,990	88,568	61,232
Capital lease obligations (including short-term)	1,824	1,619	30,509	29,228	29,728
Notes payable (including short-term)	23,907	26,088	1,744	2,408	2,462
Preferred stock	—	—	—	31,948	21,390
Total stockholders’/members’ equity (deficit)	127,501	86,028	53,590	(10,386)	(11,723)

(1)	All amounts presented reflect the reclassification of bad debt expense from General and administrative expense to Instructional costs and services expense as disclosed in Note 3 to our financial statements included herein.

(2)	Adjusted EBITDA is defined as net income plus interest expense net of interest income, plus income tax expense, and plus depreciation and amortization (EBITDA), as adjusted for (i) the amortization of prepaid royalty payments recorded in conjunction with a settlement of a dispute with our former owner, as discussed in Note 3 to our financial statements that are included in Item 8, Financial Statements and Supplementary Data; (ii) management fees and expenses that are no longer paid; (iii) contributions made to Arizona school tuition organizations in lieu of the payment of state income taxes, which we typically make in the fourth quarter of a fiscal year; (iv) litigation losses, if any; (v) exit costs, if any; (vi) contract termination fees, if any; and (vii) share-based compensation.

(3)	Enrollment at December 31, 2010 represents individual students who attended a course during the last two months of the calendar quarter. Prior to our transition to BBAY, enrollment had been defined as individual students that attended a course in a term that was in session as of the end of the quarter.
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
The following table presents data relating to Adjusted EBITDA, for the periods indicated:

	Year Ended December 31,
(In thousands)	2010	2009	2008
	Restated
Net income	$35,206	$27,304	$6,685
Plus: interest expense net of interest income	721	1,289	2,257
Plus: income tax expense	22,249	17,979	3,855
Plus: depreciation and amortization	11,812	7,664	5,095

EBITDA	69,988	54,236	17,892

Plus: royalty to former owner(a)	296	296	1,686
Plus: management fees and expenses(b)	—	—	356
Plus: contributions made in lieu of state income taxes(c)	1,000	750	750
Plus: litigation loss(d)	—	5,200	—
Plus: exit costs(e)	258	1,218	—
Plus: contract termination fee(f)	9,233	—	—
Plus: share-based compensation(g)	5,049	3,419	4,991

Adjusted EBITDA	$85,824	$65,119	$25,675

(a)	Reflects the royalty fee arrangement with the former owner of Grand Canyon University in which we agreed to pay a stated percentage of cash revenue generated by our online programs. As a result of the settlement of a dispute with the former owner, we are no longer obligated to pay this royalty, although the settlement includes a prepayment of future royalties that we amortize over time. See Note 3 to our financial statements that are included in Item 8, Financial Statements and Supplementary Data.

(b)	Reflects management fees and expenses to the general partner of Endeavour Capital Fund IV, L.P., one of our significant stockholders. Concurrent with the completion of the initial public offering in November 2008, the professional services agreement pursuant to which these fees and expenses were paid terminated by its terms.

(c)	Reflects contributions made to various Arizona school tuition organizations to assist with funding for education. In connection with such contributions made we received a dollar-for-dollar state income tax credit, which resulted in a reduction in our effective income tax rate to 39.1%, 39.7% and 36.6% for the years ended December 31, 2010, 2009 and 2008, respectively. Had these contributions not been made, our effective tax rate would have been 39.9%, 40.7% and 40.8%, for 2010, 2009 and 2008, respectively. Such contributions are viewed by our management to be made in lieu of payments of state income taxes and are therefore excluded from evaluation of our core operating performance.

(d)	Reflects an accrual of $5.2 million for the litigation settlement on our qui tam matter, which became final in December 2010. See Item 8, Financial Statements and Supplementary Data, and Part I, Item 3, Legal Proceedings.

(e)	Represents exit costs related to the closure of a student services facility in Utah, including termination benefits, relocation expenses and the future lease payments, plus the write off of leasehold improvements associated with the leased space.

(f)	Represents contract termination fees related to the termination of our Mind Streams revenue sharing arrangement, which was reached in December 2010. See Item 8, Financial Statements and Supplementary Data.

(g)	Reflects share-based compensation expense relating to stock and option grants made to employees and directors in connection with our initial public offering and thereafter.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations has been restated to reflect the restatement of the balance sheet and statements of income, stockholders’ equity and cash flows for the year ended December 31, 2010 and should be read in conjunction with our financial statements and related notes that appear in Item 8, Financial Statements and Supplementary Data. In addition to historical information, the following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to these differences include those discussed below and elsewhere in this Annual Report on Form 10-K/A, particularly in Item 1A, Risk Factors and Forward-Looking Statements.
Restatement of Financial Statements
We are filing this Amendment No. 1 as a result of the correction of an error in the methodology we use to estimate our allowance for doubtful accounts, which requires us to restate our financial statements for the year ended December 31, 2010 and our unaudited interim financial statements for the quarters ended June 30, 2010, September 30, 2010, March 31, 2011 and June 30, 2011.
In recent periods, we experienced a significant change in the composition of our receivable balances since our transition to the borrower-based financial aid model in the second quarter of 2010 in which the receivables due from former students had grown as a percentage of the total amount outstanding. However, our historical process for estimating the allowance for doubtful accounts did not consider the disaggregation of receivable balances by student based on enrollment status. As a result, the growth in the inactive student receivables was not evident when making our allowance estimate in prior periods. As our collection experience indicates that receivables from former students carry a higher risk, this disaggregated information should have been considered in determining the probability of loss within our receivables. If such information had been evaluated, we would have increased the allowance for doubtful accounts to reflect the increased risk profile of the receivables in prior periods. Accordingly, the Audit Committee of the Board of Directors, together with management and in consultation with Ernst & Young LLP, our independent registered public accounting firm, determined that, because management should have taken the additional steps necessary to develop the disaggregated information for use in the analysis of reserve requirements and resulting allowance for doubtful accounts, the financial statements identified above should be restated to correct the allowance for doubtful accounts.

As a result, we have concluded that we understated our bad debt expense, and overstated our operating income and net income, by approximately $15.2 million, $15.4 million and $9.2 million, respectfully, for the year ended December 31, 2010. Accordingly, we have restated:
• Our balance sheet as of December 31, 2010 by increasing our allowance for doubtful accounts by $15.2 million; and
• Our income statement for the year ended December 31, 2010 by decreasing revenues by $0.2 million, increasing instructional costs and services expense by $15.2 million and decreasing operating income and net income by $15.4 million and $9.2 million, respectively.
As a result of this restatement, amounts in our statements of cash flows and stockholders’ equity for the year ended December 31, 2010 have also been restated. Our total cash flows from operations for the year ended December 31, 2010 remains unchanged. A summary of the effects of this restatement to our financial statements included within this Amendment to our Annual Report on Form 10-K/A is presented in Note 2 in the accompanying notes to financial statements.
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
In accordance with University policy, all prospective students are required to select both a primary and secondary payment option with respect to amounts due to the University for tuition, fees and other expenses. In instances where a student selects financial aid as the primary payment option, he or she often selects personal cash as the secondary option. If a student that has selected financial aid as his or her primary payment option withdraws prior to the end of a course but after the date that our institutional refund period has expired, the student will have incurred the obligation to pay the full cost of the course. When a student who has received Title IV program funds withdraws from school, the institution must determine the amount of Title IV program funds the student has “earned” and then must return the unearned Title IV program funds (a “return to Title IV”) to the appropriate lender or the Department of Education in a timely manner, which is generally no later than 45 days after the date the institution determined that the student withdrew. In a term based environment, the return to Title IV is calculated based on the number of completed days in a term as a percentage of the total days in the term, with the exception that, with respect to courses offered in a modular setting (i.e. those offered to nontraditional students as two eight week courses in a term), if a student completed the first course but withdrew prior to the second course, then the full financial aid award was earned by and paid to the student and no return to Title IV calculation was done. In BBAY, we calculate returns to Title IV based on the percentage of the payment period attended in comparison to the full payment period (there is no module concept in a BBAY environment). In this environment, a student (whether undergraduate or graduate) must complete greater than 60% of the payment period in order to earn the full financial aid award. Thus, if a student completes the first course but withdraws prior to the second course and therefore does not complete greater than 60% of the payment period, then the full financial aid award is not earned by the student. In such case, we must perform a return to Title IV calculation and most, if not all, of the refund would be returned to the lender or the Department of Education. If the student withdraws after the 60% threshold, then the student is deemed to have earned 100% of the Title IV program funds he or she received. Because under BBAY, a student generally must complete two of the courses in a payment period to earn the full financial aid award, as opposed to just a single course under the term-based module approach, we have experienced an increase in the Title IV program funds that will need to be returned to lenders or the Department of Education. This has resulted in an increase in the amounts we need to collect from inactive students which has led to an increase in bad debt expense, from 5.4% of revenue in 2009 to 10.0% of revenue in 2010.

Fiscal Year 2010 Events
In addition to the items mentioned above, we experienced the following significant events in 2010:
•	Enrollment, Net Revenue, and Operating Income Growth — We achieved significant enrollment growth for the fiscal year ended December 31, 2010 as compared to the fiscal year ended December 31, 2009 despite a change in our enrollment calculation that reduces our reported enrollment count. As part of our transition to BBAY, we calculate period end enrollment as including only individual students who attended a course during the last two months of the calendar quarter. Prior to our transition to BBAY, enrollment had been defined as individual students that attended a course in a term that was in session as of the end of the quarter. Another factor contributing to the 47.3% increase in net revenue over the same period was the significant increase in the revenue per student as a result of the number of students taking four credit courses between years, which was slightly offset by lower tuition increases. For our 2010-11 academic year, which began in May 2010, we increased tuition for students in our online and professional studies programs from 0.0% to 5.7%, depending on the program, with an estimated blended rate increase of 3.5% as compared to increases of 2.3% to 15.5%, depending on the program, with an estimated blended rate increase of 5.0% for the prior academic year. Tuition for our traditional ground programs had no increase for our 2010-11 academic year, as compared to 6.6% increase for the prior academic year. Tuition increases have not historically been, and may not in the future be, consistent across our programs due to market conditions and differences in operating costs of individual programs. Operating income was $73.5 million for the fiscal year ended December 31, 2010, an increase of 57.9% over the $46.6 million in operating income for 2009.
•	Capital Expenditures — Our capital expenditures in 2010 of $62.6 million were primarily related to the expansion of our physical campus and significant investments in technology innovation to support our students and staff. In 2010, we completed construction on our 55,000 square foot recreation center for both student-athletes and on-campus students, a new dormitory that can hold up to 600 students, and a new College of Education classroom building. We started development on a 140,000 square foot arena that will open in September 2011, a new 500-bed dormitory and a food court restaurant that will be completed in August 2011. These investments are to support our growing on-campus student population as well as enhance the brand of the University.
•	Investing in Innovative Educational Tools — During 2010, we entered into an agreement with an affiliated entity to develop a new learning management system for use by Grand Canyon University. Through this agreement we prepaid perpetual license fees, acquired source code rights for the software developed, and prepaid maintenance and service fees for the first seven years of use for an aggregate amount of $4.9 million. We anticipate the conversion to this new learning management platform for our online delivered coursework by the third quarter of 2011.
•	Conversion to Borrower Based, Non-Term Financial Aid System — In the second quarter of 2010, we completed the conversion of our students records system from DataTel to Campus Vue. As described above, the move to BBAY has, in some circumstances, significantly reduced the amount of living expenses a student is eligible to receive, while allowing our students to take more frequent breaks between classes. We estimate that the conversion to BBAY resulted in lower net revenues between approximately $30 million to $37 million during the second half of 2010. In connection with this conversion, we incurred approximately $4.0 million of costs due to unanticipated delays in information processing which are included in instructional costs and services in 2010. In addition as a result of our move to BBAY, we receive a greater proportion of student financial aid prior to the time courses have begun, which has resulted in the shift of unrestricted cash to restricted cash and caused a significant increase in our restricted cash amount between December 31, 2009 and December 31, 2010.

•	Settlement of Qui Tam Law Suit — In recent years, several for-profit education companies have been faced with whistleblower lawsuits, known as “qui tam” cases, brought by current or former employees alleging that their institution had made impermissible incentive payments to admissions employees. In this regard, on September 11, 2008, we were served with a qui tam lawsuit that had been filed against us in August 2007 in the United States District Court for the District of Arizona by a then-current employee on behalf of the federal government. During the third quarter of fiscal year 2009, we accrued $5.2 million for the proposed settlement of this litigation, which became final in December 2010. Subject to the distribution of the settlement amount from escrow in accordance with the terms of the settlement agreement, this matter is now resolved. See Item 8, Financial Statements and Supplementary Data, and Part I, Item 3, Legal Proceedings.
•	Contract termination fees with a related party — We were a party to a Collaboration Agreement with Mind Streams, L.L.C., which is a company owned and operated, in part, by Gail Richardson, the father of Brent D. Richardson, the University’s Executive Chairman, and Christopher C. Richardson, the University’s General Counsel and a director. Under this agreement, Mind Streams identified qualified applicants for admission to the University in return for which it was paid a stated percentage of the net revenue (calculated as tuition actually received, less scholarships, refunds, and allowances) derived by us from those identified applicants that matriculated at the University. As a result of new rules adopted by the U.S. Department of Education and effective July 1, 2011, we determined that revenue sharing arrangement like the Collaboration Agreement, and the manner in which we pay amounts due Mind Streams under the Collaboration Agreement, will most likely no longer be permitted. Accordingly, we and Mind Streams entered into a termination agreement, dated December 30, 2010. The amount paid by us settles both the future amounts that would have been due to Mind Streams’ under the original terms of the agreement as well as the value of an acquired database of student leads. In the aggregate, we expensed $9.2 million in 2010 relating to the termination of this contract.
•	Internal control over financial reporting. As of December 31, 2010, in connection with the restatement of our 2010 financial statements discussed above, we concluded that a material weakness existed in our internal control over financial reporting. See Item 9A — Controls and Procedures. We have implemented certain changes in our internal controls in an effort to remediate this material weakness. As of the date of this filing, we believe the measures we have under taken have remediated the material weakness we have identified.
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
Costs and expenses
Instructional cost and services. Instructional cost and services consist primarily of costs related to the administration and delivery of our educational programs, including electronic media. This expense category includes salaries and benefits for full-time and adjunct faculty and administrative personnel, information technology costs, bad debt expense, curriculum and new program development costs, and costs associated with other support groups that provide service directly to the students. This category also includes an allocation of depreciation, amortization, rent, and occupancy costs attributable to the provision of educational services. Classroom facilities are leased or, in some cases, are provided by the students’ employers at no charge to us. We continue to increase our spending on student and academic services, and we expect instructional costs and services as a percentage of tuition and other net revenue to remain relatively consistent as these additional costs are offset by leverage of our support services that are in place over a larger tuition and enrollment base.
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
General and administrative. General and administrative expenses include salaries, benefits, and share-based compensation of employees engaged in corporate management, finance, human resources, facilities, compliance, insurance, audit fees and other corporate functions. General and administrative expenses also include an allocation of depreciation, amortization, rent and occupancy costs attributable to general and administrative functions.

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
Allowance for doubtful accounts. In accordance with our policy, all prospective students are required to select both a primary and secondary payment option with respect to amounts due to us for tuition, fees and other expenses. The most common payment option for our students is financial aid but students may also choose personal cash, tuition reimbursement, or direct bill to their employer. Financial aid loan funds are generally provided by the Federal Direct Loan Program in two disbursements for each academic year. The disbursements are usually received two to four weeks after the start of the first course in a payment period. These factors, together with the timing of students’ beginning their programs, affect our operating cash flow including our accounts receivable balance. In instances where a student selects financial aid as the primary payment option, he or she often selects personal cash as the secondary option. If a student that has selected financial aid as his or her primary payment option withdraws prior to the end of a course but after the date that our institutional refund period has expired, the student will have incurred the obligation to pay the full cost of the course. If the withdrawal occurs before the date at which the student has earned 100% of his or her financial aid, we will have a return to Title IV requirement and the student will owe us all amounts incurred that are in excess of the amount of financial aid that the student earned and that we are entitled to retain. In this case, we must collect the receivable using the student’s second payment option. In instances in which the student chose to receive living expense funds as part of his or her financial aid disbursement, we are required to return the unearned portion of these funds as well and then collect these amounts from the student.
We record an allowance for doubtful accounts for estimated losses resulting from the inability, failure or refusal of its students to make required payments, which includes the recovery of financial aid funds advanced to a student for amounts in excess of the student’s cost of tuition and related fees. We determine the adequacy of our allowance for doubtful accounts based on an analysis of our historical bad debt experience, current economic trends, and the aging of the accounts receivable and student status. We apply a reserve to our receivables based upon an estimate of the risk presented by the age of the receivables and student status. We have historically written off accounts receivable at the earlier of the time the balance is deemed uncollectible, or one year after the revenue is generated. We monitor our collections and write-off experience to assess whether adjustments are necessary.

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
Results of Operations
The following table sets forth statements of operations data as a percentage of net revenue for each of the periods indicated:

	Year Ended December 31,
	2010	2009	2008
Net revenue	100.0%	100.0%	100.0%
Operating expenses
Instructional cost and services	46.3	38.8	39.0
Selling and promotional	29.2	32.6	40.6
General and administrative	6.9	8.2	11.4
Litigation loss	0.0	2.0	0.0
Contract termination fees to related party	2.4	0.0	0.0
Exit costs	0.1	0.5	0.0
Royalty to former owner	0.1	0.1	1.0

Total operating expenses	84.9	82.2	92.1

Operating income	15.1	17.8	7.9
Interest expense	(0.2)	(0.6)	(1.8)
Interest income	0.0	0.1	0.4

Income before income taxes	14.9	17.3	6.5
Income tax expense	5.8	6.9	2.4

Net income	9.1	10.4	4.1

Year Ended December 31, 2010 Compared to Year Ended December 31, 2009
Net revenue. Our net revenue for the year ended December 31, 2010 was $385.6 million, an increase of $123.9 million, or 47.2%, as compared to net revenue of $261.9 million for the year ended December 31, 2009. This increase was primarily due to increased online enrollment and, to a lesser extent, increases in the average tuition per student as a result of tuition price increases and an increase in the number of students taking four credit courses between years, partially offset by an increase in institutional scholarships. End-of-period enrollment increased to approximately 41,500, as we were able to continue our growth and increase our recruitment, marketing, and enrollment operations. We are anticipating increased pressure on new and continuing enrollments due primarily to the increasing challenges presented in the economy, the impact of new and proposed regulations, and increased competition, as well as the change to BBAY.
Instructional costs and services expenses. Our instructional costs and services expenses for the year ended December 31, 2010 were $178.5 million, an increase of $76.9 million, or 75.7%, as compared to instructional costs and services expenses of $101.6 million for the year ended December 31, 2009. This increase was primarily due to increases in bad debt expense, instructional compensation and related expenses, faculty compensation, instructional supplies, non-capitalizable system conversion costs, depreciation and amortization, share-based compensation, and other miscellaneous instructional costs and services of $24.5 million, $16.8 million, $13.9 million, $4.3 million, $4.0 million, $3.3 million, $1.2 million, and $8.9 million, respectively. The increase is primarily due to bad debt expense increasing to $38.5 million for the year ended December 31, 2010 from $14.0 million for the year ended December 31, 2009 as a result of an increase in net revenues and the increase in aged receivables between periods as a result of current economic conditions and the conversion to BBAY, which has caused an increase in receivables due from former students. These increases are also attributable to the increased headcount (both staff and faculty) needed to provide student instruction and support services, including increased occupancy and equipment costs for the increased headcount, to support the increase in enrollments and non-capitalizable system conversion costs of $4.0 million. Our instructional costs and services expenses as a percentage of net revenue increased by 7.5% to 46.3% for the year ended December 31, 2010, as compared to 38.8% for the year ended December 31, 2009. This increase was a result of an increase in bad debt expense as a percentage of revenue from 5.4% in the year ended December 31, 2009 to 10.0% for the year ended December 31, 2010, the non-capitalizable system conversion costs, an increase in faculty compensation as a percentage of revenue as we have seen decreases in class size as the result of increasing the number of starts during 2010 and increased instructional supplies and miscellaneous instructional costs due to increased licensing fees related to educational resources and continued improvement in curriculum development and new and enhanced innovative educational tools, partially offset by our ability to leverage the fixed cost structure of our campus-based facilities and ground faculty across an increasing revenue base.
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
General and administrative expenses. Our general and administrative expenses for the year ended December 31, 2010 were $26.6 million, an increase of $5.0 million, or 23.2%, as compared to general and administrative expenses of $21.6 million for the year ended December 31, 2009. This increase was primarily due to increases in employee compensation, increases in legal, audit and corporate insurance expenses and other general and administrative expenses of $2.5 million, $1.0 million, and $1.5 million, respectively. Employee compensation increased primarily as a result of headcount increases in departments such as accounting and human resources to support the increasing number of students and staff. Our general and administrative expenses as a percentage of net revenue decreased by 1.3% to 6.9% for the year ended December 31, 2010, from 8.2% for the year ended December 31, 2009. This decrease was primarily due to our ability to leverage our costs over an increasing revenue base.

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
Income tax expense. Income tax expense for the year ended December 31, 2010 was $22.2 million, an increase of $4.2 million from $18.0 million for the year ended December 31, 2009. This increase was primarily attributable to increased income before income taxes. Our effective tax rate was 38.7% during the year ended December 31, 2010 compared to 39.7% during the year ended December 31, 2009.
Net income. Our net income for the year ended December 31, 2010 was $35.2 million, an increase of $7.9 million, as compared to $27.3 million for the year ended December 31, 2009, due to the factors discussed above.

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
Instructional cost and services expenses. Our instructional cost and services expenses for the year ended December 31, 2009 were $101.6 million, an increase of $38.7 million, or 61.5%, as compared to instructional cost and services expenses of $62.9 million for the year ended December 31, 2008. This increase was primarily due to increases in instructional compensation and related expenses, faculty compensation, bad debt expense, instructional supplies, depreciation and amortization, occupancy and other miscellaneous instructional costs and services of $16.3 million, $7.6 million, $5.6  million, $2.6 million, $2.2 million, $2.2 million, and $2.2 million, respectively. These increases are primarily attributable to the increased headcount (both staff and faculty) needed to provide student instruction and support services, including increased occupancy and equipment costs for the increased headcount, as a result of the increase in enrollments. Bad debt expense increased to $14.0 million for the year ended December 31, 2009 from $8.5 million for the year ended December 31, 2008 as a result of an increase in net revenues and the increase in aged receivables between periods. Our instructional cost and services expenses as a percentage of net revenue increased by 5.0% to 38.8% for the year ended December 31, 2009, as compared to 33.8% for the year ended December 31, 2008. This increase is primarily due to an increase in employee compensation and related expenses as a percentage of revenue as we have increased the support personnel to student ratios to further improve the customer service to our students, as well as an increase in bad debt expense due to current economic conditions, a higher percentage of aged receivables are not being paid. However, this deterioration in collections of aged receivables has recently been more than offset by changes that have been implemented with respect to our student accounts receivable collection process, which has resulted in fewer accounts reaching aged status. Thus the amount of aged receivable and bad debt expense as a percentage of revenue has remained comparable between years. These increases are partially offsets as a result of the continued shift of our student population to online programs and our ability to leverage the relatively fixed cost structure of our campus-based facilities and ground faculty across an increasing revenue based, as well as increased class sizes.
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
General and administrative expenses. Our general and administrative expenses for the year ended December 31, 2009 were $21.6 million, an increase of $3.2 million, or 17.7%, as compared to general and administrative expenses of $18.4 million for the year ended December 31, 2008. This increase was primarily due to increases in, employee compensation, and share-based compensation, which were partially offset by decreases in legal, audit and corporate insurance of $5.5 million, $3.5 million, $0.6 million, and $0.8 million, respectively. Employee compensation increased primarily as a result of the full year impact of the additions made in July 2008 to our executive management team and the subsequent hiring of other personnel needed to operate as a public company. The decrease in legal, audit, and corporate insurance is primarily related to legal costs associated with the Sungard matter incurred in 2008 and subsequently settled in 2009. Our general and administrative expenses as a percentage of net revenue decreased by 3.2% to 8.2% for the year ended December 31, 2009, from 11.4% for the year ended December 31, 2008, primarily due to a decrease in our legal costs as a percentage of net revenue between periods during 2008 to 1.5% of net revenue during 2009 from 2.9% in 2008 and our ability to leverage our fixed infrastructure over higher net revenue.

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
Contractual Obligations
The following table sets forth, as of December 31, 2010, the aggregate amounts of our significant contractual obligations and commitments with definitive payment terms due in each of the periods presented (in millions):

		Payments Due by Period
		Less than			More than
	Total	1 Year	2-3 Years	4-5 Years	5 Years
Long term notes payable(1)	$23.9	$2.0	$3.5	$18.0	$0.4
Capital lease obligations(2)	1.8	1.7	0.1	0.0	0.0
Purchase obligations	44.2	42.2	1.8	0.2	0.0
Operating lease obligations(3)	53.6	4.8	12.7	12.1	24.0

Total contractual obligations	$123.5	$50.7	$18.1	$30.3	$24.4

(1)	See Note 8, “Notes Payable and Other Noncurrent Liabilities,” to our financial statements, included in Item 8, Financial Statements and Supplementary Data, for a discussion of our long term notes payable and other obligations.

(2)	See Note 9, “Capital Lease Obligations,” to our financial statements, included in Item 8, Financial Statements and Supplementary Data, for a discussion of our capital lease obligations.

(3)	See Note 10, “Commitments and Contingencies,” to our financial statements, included in Item 8, Financial Statements and Supplementary Data, for a discussion of our operating lease obligations.
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
Recent Accounting Pronouncements
See Note 3, Summary of Significant Accounting Policies, in Item 8, Financial Statements and Supplementary Data

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

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders
Grand Canyon Education, Inc.
We have audited the accompanying balance sheets of Grand Canyon Education, Inc. (the “Company”) as of December 31, 2010 (restated) and 2009, and the related statements of income, comprehensive income, preferred stock and stockholders’ equity (deficit), and cash flows for each of the three years in the period ended December 31, 2010 (restated). These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Grand Canyon Education, Inc. at December 31, 2010 (restated) and 2009, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2010 (restated), in conformity with U.S. generally accepted accounting principles.
As discussed in Note 2, the accompanying financial statements as of and for the year ended December 31, 2010 have been restated for the correction of an error in the Company’s calculation of its allowance for doubtful accounts.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Grand Canyon Education, Inc.’s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 22, 2011, except for the effects of the material weakness described in the sixth paragraph of that report, as to which the date is November 14, 2011, expressed an adverse opinion thereon.

/s/ Ernst & Young LLP
Phoenix, Arizona
February 22, 2011, except for Note 2, as to which the date is November 14, 2011

Grand Canyon Education, Inc.
Balance Sheets

	As of December 31,
(In thousands, except par value)	2010	2009
	Restated
ASSETS:
Current assets
Cash and cash equivalents	$33,637	$62,571
Restricted cash, cash equivalents and investments (of which $170 is unrestricted at December 31, 2009)	52,178	3,403
Accounts receivable, net of allowance for doubtful accounts of $30,112 (Restated) and $7,553 at December 31, 2010 and 2009, respectively	17,983	13,802
Income taxes receivable	8,415	—
Deferred income taxes	16,078	6,685
Other current assets	4,834	3,785

Total current assets	133,125	90,246
Property and equipment, net	123,999	67,370
Restricted cash	760	—
Investments	—	360
Prepaid royalties	6,579	7,311
Goodwill	2,941	2,941
Deferred income taxes	2,800	5,956
Other assets	4,892	554

Total assets	$275,096	$174,738

LIABILITIES AND STOCKHOLDERS’ EQUITY:
Current liabilities
Accounts payable	$15,693	$8,762
Accrued compensation and benefits	13,633	11,898
Accrued liabilities	9,477	6,205
Accrued litigation loss	5,200	5,200
Accrued exit costs	64	832
Income taxes payable	829	2,261
Student deposits	48,873	5,149
Deferred revenue	15,034	18,055
Due to related parties	10,346	1,174
Current portion of capital lease obligations	1,673	751
Current portion of notes payable	2,026	2,105

Total current liabilities	122,848	62,392
Capital lease obligations, less current portion	151	868
Other noncurrent liabilities	2,715	1,467
Notes payable, less current portion and other	21,881	23,983

Total liabilities	147,595	88,710

Commitments and contingencies
Stockholders’ equity
Preferred stock, $0.01 par value, 10,000 shares authorized; 0 shares issued and outstanding at December 31, 2010 and 2009	—	—
Common stock, $0.01 par value, 100,000 shares authorized; 45,811 and 45,658 shares issued and 45,761 and 45,658 shares outstanding at December 31, 2010 and 2009, respectively	458	457
Treasury stock, at cost, 50 and 0 shares of common stock at December 31, 2010 and 2009, respectively	(782)	—
Additional paid-in capital	77,449	70,100
Accumulated other comprehensive loss	(445)	(144)
Accumulated earnings	50,821	15,615

Total stockholders’ equity	127,501	86,028

Total liabilities and stockholders’ equity	$275,096	$174,738

The accompanying notes are an integral part of these financial statements.

Grand Canyon Education, Inc.
Income Statements

	Year Ended December 31,
(In thousands, except per share amounts)	2010	2009	2008
	Restated
Net revenue	$385,625	$261,902	$161,309
Costs and expenses:
Instructional costs and services	178,548	101,608	62,915
Selling and promotional, including $8,777 in 2010; $6,736 in 2009; and $5,895 in 2008, to related parties	112,493	85,405	65,551
General and administrative	26,621	21,603	18,360
Litigation loss	—	5,200	—
Contract termination fees to related party	9,233	—	—
Exit costs	258	1,218	—
Royalty to former owner	296	296	1,686

Total costs and expenses	327,449	215,330	148,512

Operating income	58,176	46,572	12,797
Interest expense	(889)	(1,613)	(2,897)
Interest income	168	324	640

Income before income taxes	57,455	45,283	10,540
Income tax expense	22,249	17,979	3,855

Net income	35,206	27,304	6,685
Preferred dividends	—	—	(938)

Net income available to common stockholders	$35,206	$27,304	$5,747

Earnings per share:
Basic income per share	$0.77	$0.60	$0.26

Diluted income per share	$0.76	$0.60	$0.17

Basic weighted average shares outstanding	45,722	45,184	22,185

Diluted weighted average shares outstanding	46,396	45,503	33,430

The accompanying notes are an integral part of these financial statements.

Grand Canyon Education, Inc.
Statements of Comprehensive Income

	Year Ended December 31,
(In thousands)	2010	2009	2008
	Restated
Net income	$35,206	$27,304	$6,685
Other comprehensive income (loss), net of tax:
Unrealized losses on hedging derivatives	(278)	(167)	—
Unrealized gains (losses) on available for sale securities	(4)	7	(63)
Realized gains on available for sale securities	(19)	—	—

Comprehensive income	$34,905	$27,144	$6,622

The accompanying notes are an integral part of these financial statements.

Grand Canyon Education, Inc.
Statements of Preferred Stock and Stockholders’ Equity (Deficit)
(In thousands)

	Preferred Stock						Stockholders’ (Deficit) Equity
										Accumulated
	Series A Convertible		Series C						Additional	Other
	Preferred Stock		Preferred Stock		Common Stock		Treasury Stock		Paid-in	Comprehensive	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Earnings (Deficit)	Total
Balance at December 31, 2007	6	$18,610	4	$13,338	19,036	$190	—	$—	$7,719	$79	$(18,374)	$(10,386)
Net income	—	—	—	—	—	—	—	—	—	—	6,685	6,685
Unrealized losses on available for-sale securities, net of taxes of $42	—	—	—	—	—	—	—	—	—	(63)	—	(63)
Undeclared dividends on Series C Preferred Stock	—	—	—	938	—	—	—	—	(938)	—	—	(938)
Issuance of Blanchard shares	—	—	—	—	183	2	—	—	2,994	—	—	2,996
Cancellation of IAS warrant, net of $2,316 deferred taxes	—	—	—	—	—	—	—	—	(3,684)	—	—	(3,684)
Exercise of warrant	—	—	—	—	909	9		—	517	—	—	526
Conversion of Series A and Series C Convertible Preferred Stock to Common Stock	(6)	(18,610)	(4)	(14,276)	13,104	131		—	32,755	—	—	32,886
Stock issued in initial public offering, net of issuance costs	—	—	—	—	12,075	121		—	128,635	—	—	128,756
Special distribution to stockholders from initial public offering proceeds	—	—	—	—	—	—	—	—	(108,675)	—		(108,675)
Restricted stock granted to Chief Executive Officer	—	—	—	—	109	1		—	1,310	—	—	1,311
Share-based compensation	—	—	—	—	—	—	—	—	3,563	—	—	3,563
Exercise of stock options	—	—	—	—	49	1	—	—	591	—	—	592
Excess tax benefit from share-based compensation	—	—	—	—	—	—	—	—	21	—	—	21

Balance at December 31, 2008	—	$—	—	$—	45,465	$455	—	$—	$64,808	$16	$(11,689)	$53,590

Net income	—	—	—	—	—	—	—	—	—	—	27,304	27,304
Unrealized losses on hedging derivatives, net of taxes of $111	—	—	—	—	—	—	—	—	—	(167)	—	(167)
Unrealized gains on available for-sale securities, net of taxes of $5	—	—	—	—	—	—	—	—	—	7	—	7
Repurchase and retirement of the Company’s common stock	—	—	—	—	(909)	(9)	—	—	(14,486)	—	—	(14,495)
Stock issued in offering, net of issuance costs	—	—	—	—	1,000	10	—	—	14,870	—	—	14,880
Share-based compensation	—	—	—	—	—	—	—	—	3,419	—	—	3,419
Exercise of stock options	—	—	—	—	102	1	—	—	1,225	—	—	1,226
Excess tax benefit	—	—	—	—	—	—	—	—	264	—	—	264

Balance at December 31, 2009	—	$—	—	$—	45,658	$457	—	$—	$70,100	$(144)	$15,615	$86,028

Net income (Restated)	—	—	—	—	—	—	—	—	—	—	35,206	35,206
Unrealized losses on hedging derivatives, net of taxes of $273	—	—	—	—	—	—	—	—	—	(278)	—	(278)
Unrealized losses on available for-sale securities, net of taxes of $3	—	—	—	—	—	—	—	—	—	(4)	—	(4)
Realized gains on available for-sale securities, net of taxes of $12	—	—	—	—	—	—	—	—	—	(19)	—	(19)
Common stock purchased for treasury	—	—	—	—	—	—	50	(782)	—	—	—	(782)
Share-based compensation	—	—	—	—	9	—	—	—	5,049	—	—	5,049
Exercise of stock options	—	—	—	—	144	1	—	—	1,746	—	—	1,747
Excess tax benefits	—	—	—	—	—	—	—	—	554	—	—	554

Balance at December 31, 2010 (Restated)	—	$—	—	$—	45,811	$458	50	$(782)	$77,449	$(445)	$50,821	$127,501

The accompanying notes are an integral part of these financial statements.

Grand Canyon Education, Inc.
Statements of Cash Flows

	Year Ended December 31,
(In thousands)	2010	2009	2008
	Restated
Cash flows provided by operating activities:
Net income	$35,206	$27,304	$6,685
Adjustments to reconcile net income to net cash provided by operating activities:
Share-based compensation	5,049	3,419	4,991
Excess tax benefits from share-based compensation	(736)	(247)	(21)
Amortization of notes payable issuance costs	63	42	—
Provision for bad debts	38,511	14,016	8,465
Depreciation and amortization	12,108	7,960	5,095
Non-capitalizable system conversion costs	4,013	—	—
Litigation loss	—	5,200	—
Exit costs	(768)	832	—
Deferred income taxes	(6,013)	(2,523)	(245)
Other	23	(14)	(106)
Changes in assets and liabilities:
Accounts receivable	(46,705)	(18,376)	(10,793)
Prepaid expenses and other	(4,746)	(377)	(751)
Due to/from related parties	9,172	(23)	468
Accounts payable	2,510	2,155	927
Accrued liabilities	5,007	8,928	3,596
Income taxes receivable/payable	(9,293)	3,929	(1,624)
Deferred revenue	(3,021)	7,419	5,392
Student deposits	43,724	1,523	(1,499)
Prepaid royalties to former owner	—	—	(5,920)
Royalty payable to former owner	—	—	(7,428)
Deposit with former owner	—	—	3,000

Net cash provided by operating activities	84,104	61,167	10,232

Cash flows used in investing activities:
Capital expenditures	(62,627)	(60,265)	(8,374)
Change in restricted cash and cash equivalents	(49,666)	1,844	2,083
Purchases of investments	—	—	(2,627)
Proceeds from sale or maturity of investments	487	—	2,570

Net cash used in investing activities	(111,806)	(58,421)	(6,348)

Cash flows (used in) provided by financing activities:
Principal payments on notes payable and capital lease obligations	(2,933)	(2,415)	(1,357)
Repayment on line of credit	—	—	(6,000)
Proceeds from notes payable and line of credit	—	25,547	—
Notes payable issuance costs	—	(317)	—
Repurchase of outstanding shares	(782)	(14,495)	—
Repurchase of Institute Warrant	—	—	(6,000)
Repayment of Institute Note Payable	—	—	(1,250)
Proceeds from related party payable on preferred stock	—	—	5,725
Net proceeds from issuance of common stock	—	14,880	128,756
Payment of special distribution	—	—	(108,675)
Proceeds from exercise of warrant	—	—	526
Net proceeds from exercise of stock options	1,747	1,226	592
Excess tax benefits from share-based compensation	736	247	21

Net cash (used in) provided by financing activities	(1,232)	24,673	12,338

Net (decrease) increase in cash and cash equivalents	(28,934)	27,419	16,222
Cash and cash equivalents, beginning of year	62,571	35,152	18,930

Cash and cash equivalents, end of year	$33,637	$62,571	$35,152

Grand Canyon Education, Inc.
Statement of Cash Flows (continued)

	Year Ended December 31,
(In thousands)	2010	2009	2008
Supplemental disclosure of cash flow information
Cash paid during the year for interest	$769	$1,802	$3,709
Cash paid during the year for income taxes	$37,703	$16,307	$5,274
Supplemental disclosure of non-cash investing and financing activities
Purchase of equipment through notes payable and capital lease obligations	$957	$2,116	$2,481
Purchases of property and equipment included in accounts payable and deferred rent	$4,421	$1,098	$1,292
Settlement of capital lease obligation	$—	$30,020	$—
Removal of Utah leasehold improvements	$—	$274	$—
Accretion of dividends on Series C convertible preferred stock	$—	$—	$938
Value assigned to Blanchard shares	$—	$—	$2,996
Assumption of future obligations under gift annuities	$—	$—	$887
Deferred tax on repurchase of Institute Warrant	$—	$—	$2,316
Conversion of Series A and Series C convertible preferred stock	$—	$—	$32,886
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
2. Restatement of Financial Statements
On November 3, 2011, the University determined that there was an error in the methodology it used to estimate its allowance for doubtful accounts and that its financial statements for the year ended December 31, 2010 needed to be restated. The restatement adjustments also affect the unaudited quarterly financial information for the quarters ended June 30, 2010, September 30, 2010, and December 31, 2010 presented in Note 18 of these financial statements.
In recent periods, the University experienced a significant change in the composition of its receivable balances since its transition to the borrower-based financial aid model in the second quarter of 2010 in which the receivables due from former students had grown as a percentage of the total amount outstanding. However, the University’s historical process for estimating the allowance for doubtful accounts did not consider the disaggregation of receivable balances by student based on enrollment status. As a result, the growth in the inactive student receivables was not evident when making the allowance estimate in prior periods. As the University’s collection experience indicates that receivables from former students carry a higher risk, this disaggregated information should have been considered in determining the probability of loss within the University’s receivables. If such information had been evaluated, management would have increased the allowance for doubtful accounts to reflect the increased risk profile of the receivables in prior periods. Accordingly, the Audit Committee of the Board of Directors, together with management, determined that, because management should have taken the additional steps necessary to develop the disaggregated information for use in the analysis of reserve requirements and resulting allowance for doubtful accounts, the financial statements for the fiscal year ended December 31, 2010 should be restated to correct the allowance for doubtful accounts.

The following table summarizes the impact of the restatement on the University’s annual results of operations for the year ended December 31, 2010.

	2010
	Twelve Months	Twelve Months
	Ended	Ended
	December 31,	December 31,
	As Reported(1)	As Restated
Net revenue	$385,825	$385,625
Costs and expenses:
Instructional costs and services	163,396	178,548
Selling and promotional	112,493	112,493
General and administrative	26,621	26,621
Contract termination fees	9,233	9,233
Royalty to former owner	296	296
Estimated exit costs	258	258

Total costs and expenses	312,297	327,449

Operating income	73,528	58,176
Net interest expense	(721)	(721)

Income before income taxes	72,807	57,455
Income tax expense	28,442	22,249

Net income available to common stockholders	$44,365	$35,206

Earnings per share:
Basic income per share(1)	$0.97	$0.77

Diluted income per share(1)	$0.96	$0.76

Basic weighted average shares outstanding	45,722	45,722

Diluted weighted average shares outstanding	46,396	46,396

(1)	The As Reported amounts reflect the reclassification of bad debt expense from General and administrative to Instructional costs and services as disclosed in Note 3.
The following is a summary of the changes on the University’s balance sheet.

	As of December 31, 2010
	As Reported	As Restated
Accounts receivable, net of allowance for doubtful accounts of $14,961 (as reported) and $30,112 (as restated)	$33,334	17,983
Deferred income taxes — current	9,886	16,078
Total current assets	142,284	133,125
Total assets	284,255	275,096
Accumulated earnings	59,980	50,821
Total stockholders’ equity	136,660	127,501
Total liabilities and stockholders’ equity	284,255	275,096
The following is a summary of the changes on the University’s statement of cash flows.

	Year Ended December 31, 2010
	As Reported	As Restated
Net income	$44,365	35,206
Provision for bad debts	23,360	38,511
Deferred income taxes	179	(6,013)
Changes in accounts receivable	(46,905)	(46,705)
Net cash provided by operating activities	84,104	84,104

3. Summary of Significant Accounting Policies
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
Spirit Transaction
In April 2009, the University acquired the land and buildings that comprise its ground campus and 909,348 shares of its common stock from Spirit Master Funding, LLC and Spirit Management Company, respectively (collectively, “Spirit”) for an aggregate purchase price of $50,000. Prior to the acquisition, the University had leased the land and buildings from Spirit, accounting for the land as an operating lease and the buildings and improvements as capital lease obligations. To finance a portion of the purchase, the University entered into a loan agreement with a financial institution pursuant which it borrowed $25,675. See Note 8, Notes Payable and Other Noncurrent Liabilities and Note 13, Preferred Stock and Equity Transactions.
The University allocated $14,495 of the purchase price to the repurchase of its common stock and the remaining $35,505 to the land and buildings. Additionally, the University removed the building and improvement assets and related capital lease obligations of $30,020 and applied the deferred gain of $1,429 as a reduction to the new building value. See Note 7, Property and Equipment.
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
Fair Value of Financial Instruments
The carrying value of cash and cash equivalents, accounts receivable, accounts payable, accrued compensation and benefits and accrued expenses approximate their fair value based on the liquidity or the short-term maturities of these instruments. The carrying value of notes payable approximate fair value based on its variable rate index. The carrying value of other notes payable and capital lease obligations approximate fair value based upon market interest rates available to the University for debt of similar risk and maturities. Derivative financial instruments are carried at fair value, determined using Level 2 of the hierarchy of valuation inputs as defined in the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“Codification”), with the use of inputs other than quoted prices that are observable for the asset or liability. See Note 11, Derivative Instruments.
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

Grand Canyon Education, Inc.
Notes to Financial Statements
(In thousands of dollars, except share and per share data)
Allowance for Doubtful Accounts
All students are required to select both a primary and secondary payment option with respect to amounts due to the University for tuition, fees and other expenses. The most common payment option for the University’s students is financial aid. In instances where a student selects financial aid as the primary payment option, he or she often selects personal cash as the secondary option. If a student that has selected financial aid as his or her primary payment option withdraws prior to the end of a course but after the date that the University’s institutional refund period has expired, the student will have incurred the obligation to pay the full cost of the course. If the withdrawal occurs before the date at which the student has earned 100% of his or her financial aid, the University will have a return to Title IV requirement and the student will owe the University all amounts incurred that are in excess of the amount of financial aid that the student earned and that the University is entitled to retain. In this case, the University must collect the receivable using the student’s second payment option. In instances in which the student chose to receive living expense funds as part of his or her financial aid disbursement, the University is required to return the unearned portion of these funds as well and then collect these amounts from the student.
The University records an allowance for doubtful accounts for estimated losses resulting from the inability, failure or refusal of its students to make required payments, which includes the recovery of financial aid funds advanced to a student for amounts in excess of the student’s cost of tuition and related fees. The University determines the adequacy of its allowance for doubtful accounts based on an analysis of its historical bad debt experience, current economic trends, and the aging of the accounts receivable and student status. The University applies reserves to its receivables based upon an estimate of the risk presented by the age of the receivables and student status. The University writes off accounts receivable balances at the earlier of the time the balance is deemed uncollectible, or one year after the revenue is generated. The University continues to reflect accounts receivable with an offsetting allowance as long as management believes there is a reasonable possibility of collection. Bad debt expense is recorded as an instructional costs and services expense in the income statement.
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

Grand Canyon Education, Inc.
Notes to Financial Statements
(In thousands of dollars, except share and per share data)
Instructional Costs and Services
Instructional costs and services consist primarily of costs related to the administration and delivery of the University’s educational programs. This expense category includes salaries, benefits and share-based compensation for full-time and adjunct faculty and administrative personnel, information technology costs, bad debt expense, curriculum and new program development costs (which are expensed as incurred) and costs associated with other support groups that provide services directly to the students. This category also includes an allocation of depreciation, amortization, rent, and occupancy costs attributable to the provision of educational services, primarily at the University’s Phoenix, Arizona campus. In the second quarter of 2010, the University completed the conversion of its student records system from DataTel to CampusVue. In connection with this conversion, the University incurred approximately $4,013 of costs due to unanticipated delays in information processing which are included in instructional costs and services for the year ended December 31, 2010. In 2010, the University reclassified its bad debt expense from general and administrative to instructional costs and services. The University believes that these changes provide greater comparability to other institutions in its industry sector. There were no changes to total costs and expenses as a result of these reclassifications.
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
5. Valuation and Qualifying Accounts

	Balance at			Balance at
	Beginning of	Charged to		End of
	Year	Expense	Deductions(1)	Year
Allowance for doubtful accounts receivable:
Year ended December 31, 2010 (Restated)	$7,553	38,511	(15,952)	$30,112
Year ended December 31, 2009	$6,356	14,016	(12,819)	$7,553
Year ended December 31, 2008	$12,158	8,465	(14,267)	$6,356

(1)	Deductions represent accounts written off, net of recoveries.
6. Investments
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
8. Notes Payable and Other Noncurrent Liabilities
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
9. Capital Lease Obligations
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

10. Commitments and Contingencies
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
11. Derivative Instruments
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
12. Earnings Per Share
Basic earnings per common share is calculated by dividing net income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per common share reflects the assumed conversion of all potentially dilutive securities, consisting of stock options, preferred stock and common stock warrants for which the estimated fair value exceeds the exercise price, less shares which could have been purchased with the related proceeds, unless anti-dilutive. Contingently issuable stock, such as issuances to Blanchard Education, LLC (as discussed in Note 13), is also included in the diluted shares computation if enrollment levels have been attained, unless anti-dilutive.

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
13. Preferred Stock and Equity Transactions
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

Grand Canyon Education, Inc.
Notes to Financial Statements
(In thousands of dollars, except share and per share data)
Warrants to Purchase Common Stock
In 2004, the Company issued the Institute Warrant to purchase a 10.0% non-dilutive membership interest (later amended to be common stock), at an exercise price of $1. The Institute Warrant was to have been exercisable for a one month period beginning on July 1, 2011. The University had the right to repurchase the Institute Warrant prior to the exercise period for $6,000. On April 15, 2008 the Institute Warrant was repurchased with the execution of the settlement discussed in Note 3. The repurchase was accounted for as a reduction of equity, net of related tax benefit of $2,316.
In 2004, the University issued the Spirit Warrant, which was exercisable for 909,348 shares for an aggregate exercise price of $526. On November 18, 2008, the Spirit Warrant was exercised. The shares issued upon exercise of the Spirit Warrant were subject to repurchase at a fixed price of $16,000 at any time prior to three years after the date the Spirit Warrant was exercised, or November 18, 2011. The University exercised this right in April 2009 and repurchased the 909,348 shares for an allocated purchase price of $14,495. The shares were retired. See Note 3, Spirit Transaction.
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
14. Income Taxes
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
The components of income tax expense (benefit) are as follows:

	Year Ended December 31,
	2010	2009	2008
	Restated
Current:
Federal	$22,522	$16,587	$3,564
State	5,163	3,515	432

	27,685	20,102	3,996

Deferred:
Federal	(2,956)	(1,498)	190
State	(2,480)	(625)	(331)

	(5,436)	(2,123)	(141)

	$22,249	$17,979	$3,855

Grand Canyon Education, Inc.
Notes to Financial Statements
(In thousands of dollars, except share and per share data)
A reconciliation of income tax computed at the U.S. statutory rate to the effective income tax rate is as follows:

	Year Ended December 31,
	2010	2009	2008
	Restated
Statutory U.S. federal income tax rate (benefit)	35.0%	35.0%	35.0%
State income taxes, net of federal tax benefit	5.6	5.2	5.8
State tax credits, net of federal effect	(1.7)	(1.5)	(5.2)
Non deductible expenses	0.4	(0.1)	0.7
Other	(0.6)	1.1	0.3

Effective income tax rate (benefit)	38.7%	39.7%	36.6%

Significant components of the Company’s deferred income tax assets and liabilities as of December 31, 2010 and 2009 are as follows:

	As of December 31,
	2010	2009
	Restated
Current deferred tax asset (liability):
Accounts receivable allowance for doubtful accounts	$14,713	$3,315
State taxes	(1,512)	(135)
Estimated litigation loss	2,275	2,247
Other	602	1,258

Current deferred tax asset	16,078	6,685

Non-current deferred tax asset (liability):
Depreciation and leases	(7,719)	(605)
Share-based compensation	4,561	2,749
Unrealized gains on available for sale securities	—	(16)
Deferred rent	543	376
Intangibles	4,977	3,812
Other	438	(360)

Non-current deferred tax asset	2,800	5,956

Net deferred tax asset	$18,878	$12,641

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
15. Regulatory
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
16. Share-Based Compensation Plans
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
17. Related Party Transactions
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
Affiliates
Mind Streams, LLC (“Mind Streams”), 21st Century, LLC (“21st Century”) and Lifetime Learning — Mind Streams, 21st Century and Lifetime Learning are owned and operated, in part, by the father of the University’s Executive Chairman and General Counsel. See further discussion in Note 3, Summary of Significant Accounting Policies — Selling and Promotional.
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

Grand Canyon Education, Inc.
Notes to Financial Statements
(In thousands of dollars, except share and per share data)
18. Quarterly Results of Operations (Unaudited and Restated)
The following table summarizes the unaudited quarterly results of operations for 2010 (Restated as described in Note 2) and 2009 and should be read in conjunction with other information included in the accompanying financial statements.

	2010
		Second Quarter	Second Quarter	Third Quarter	Third Quarter	Fourth Quarter	Fourth Quarter
	First Quarter	As Reported (2)	As Restated	As Reported (2)	As Restated	As Reported (2)	As Restated
Net revenue	$89,326	$97,522	$97,322	$98,946	$98,946	$100,031	$100,031
Costs and expenses:
Instructional costs and services	36,586	41,668	50,958	41,996	45,643	43,146	45,361
Selling and promotional	26,876	28,976	28,976	28,103	28,103	28,538	28,538
General and administrative	6,104	6,176	6,176	6,608	6,608	7,733	7,733
Contract termination fees with a related party	—	—	—	—	—	9,233	9,233
Estimated exit costs	89	74	74	74	74	74	74
Royalty to former owner	74	116	116	27	27	26	26

Total costs and expenses	69,729	77,010	86,300	76,808	80,455	88,750	90,965

Operating income	19,597	20,512	11,022	22,138	18,491	11,281	9,066
Net interest expense	(283)	(125)	(125)	(143)	(143)	(170)	(170)

Income before income taxes	19,314	20,387	10,897	21,995	18,348	11,111	8,896
Income tax expense	7,834	7,991	4,163	9,077	7,606	3,540	2,646

Net income available to common stockholders	$11,480	$12,396	$6,734	$12,918	$10,742	$7,571	$6,250

Earnings per share:
Basic income per share(1)	$0.25	$0.27	$0.15	$0.28	$0.23	$0.17	$0.14

Diluted income per share(1)	$0.25	$0.27	$0.14	$0.28	$0.23	$0.16	$0.13

Basic weighted average shares outstanding	45,674	45,724	45,724	45,746	45,746	45,743	45,743

Diluted weighted average shares outstanding	46,325	46,557	46,557	46,351	46,351	46,346	46,346

(1)	The sum of quarterly income per share may not equal annual income per share due to rounding.

(2)	The As Reported amounts reflect the reclassification of bad debt expense from General and administrative to Instructional costs and services as disclosed in Note 3.

Grand Canyon Education, Inc.
Notes to Financial Statements
(In thousands of dollars, except share and per share data)

	2009
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Net revenue	$55,459	$62,905	$66,084	$77,454
Costs and expenses:
Instructional costs and services	21,263	23,703	26,809	29,832
Selling and promotional	19,575	20,726	22,095	23,009
General and administrative	5,538	5,396	5,213	5,457
Litigation loss	—	—	5,200	—
Estimated exit costs	—	—	—	1,218
Royalty to former owner	74	74	74	74

Total costs and expenses	46,450	49,899	59,391	59,590

Operating income	9,009	13,006	6,693	17,864
Net interest expense	(558)	(300)	(233)	(198)

Income before income taxes	8,451	12,706	6,460	17,666
Income tax expense	3,376	5,063	2,969	6,571

Net income available to common stockholders	$5,075	$7,643	$3,491	$11,095

Earnings per share:
Basic income per share(1)	$0.11	$0.17	$0.08	$0.24

Diluted income per share(1)	$0.11	$0.17	$0.08	$0.24

Basic weighted average shares outstanding	45,474	44,846	44,783	45,636

Diluted weighted average shares outstanding	45,821	45,051	45,099	46,041

(1)	The sum of quarterly income per share may not equal annual income per share due to rounding.

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure
None.

Item 9A.	Controls and Procedures
Disclosure Controls and Procedures
We maintain disclosure controls and procedures designed to provide reasonable assurance that information required to be disclosed in reports filed under the Exchange Act is recorded, processed, summarized and reported within the specified time periods and accumulated and communicated to our management, including our Chief Executive Officer (“Principal Executive Officer”) and Chief Financial Officer (“Principal Financial Officer”), as appropriate, to allow timely decisions regarding required disclosure. We have established a Disclosure Committee, consisting of certain members of management, to assist in this evaluation. Our Disclosure Committee meets on a quarterly basis and more often if necessary.
Under the supervision and with the participation of our management, including our Principal Executive Officer and Principal Financial Officer, an evaluation was performed on the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) promulgated under the Exchange Act), as of the end of the period covered by this annual report in connection with the filing of our original Annual Report on Form 10-K for the fiscal year ended December 31, 2010. Based on that evaluation, our management, including the Principal Executive. Officer and Principal Financial Officer, concluded at that time that our disclosure controls and procedures were effective as of December 31, 2010.
In connection with the restatement of our financial statements for the year ended December 31, 2010, our management re-evaluated the effectiveness of our disclosure controls and procedures and identified a material weakness in our internal control over financial reporting with respect to our calculation of the allowance for doubtful accounts, as described below under “Management’s Report on Internal Control over Financial Reporting. ” Solely as a result of this material weakness, our Principal Executive Officer and Principal Financial Officer have revised their conclusions regarding the effectiveness of our internal control over financial reporting as of December  31, 2010. Accordingly, management now concludes that our disclosure controls and procedures were not effective at a reasonable assurance level as of December 31, 2010.
As of the date of this filing, we have adopted a new methodology to calculate the allowance for doubtful accounts that incorporates additional information about the composition of our accounts receivable. Management has taken actions, as described below under “Remediation Steps to Address Material Weakness,” to remediate the material weakness in our internal control over financial reporting, and believes such controls have been remediated as of the date of this filing.
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
Prior to the filing of our original Annual Report on Form 10-K for the fiscal year ended December 31, 2010, management, under the direction of our Principal Executive Officer and Principal Financial Officer, assessed the effectiveness of the Corporation’s internal control over financial reporting. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, our management had concluded that as of December 31, 2010, our internal control over financial reporting was effective based on those criteria.
In connection with the restatement discussed in the Explanatory Note to this Form 10-K/A and in Note 2 to our financial statements, management reevaluated the effectiveness of our internal control over financial reporting as of December 31, 2010. Based on its re-evaluation, management determined that a material weakness in our internal control over the calculation of our allowance for doubtful accounts existed as of December 31, 2010. A material weakness is a control deficiency, or combination of control deficiencies, in internal control over financial reporting that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. Specifically, the design of controls over the preparation and review of the allowance for doubtful accounts did not detect that our estimation method did not consider all available information to make an appropriate estimate of the required reserve. As a result, we were required to restate our previously issued financial statements for the fiscal year ended December 31, 2010 and the fiscal quarters ended June 30, 2010, September 30, 2010, March 31, 2011 and June 30, 2011.

Based on its reevaluation, our management has now concluded that as of December 31, 2010 our internal control over financial reporting is not effective based on COSO criteria.
The effectiveness of our internal control over financial reporting has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their attestation report which is included herein.
Remediation Steps to Address Material Weakness
Management has dedicated significant resources to correct the methodology relating to the calculation of our allowance for doubtful accounts and to ensure that we take proper steps to improve our internal controls and remedy our material weakness in our internal control over financial reporting and disclosure controls. Management has implemented effective control policies and procedures and remediated the underlying control deficiencies by taking the following actions:
•	conducted a full review of our methodology for estimating the allowance for doubtful accounts
•	established controls and procedures adequate to timely identify changes to the composition of our accounts receivable
•	established controls and procedures to enhance our ability to monitor collection trends.
Management believes that the actions described above have remediated the identified material weakness and strengthened our internal control over financial reporting as of the date of this filing.
Further, we believe that, as a result of management’s in-depth review of its accounting processes and the additional procedures management has implemented, there are no material inaccuracies or omissions of material fact in this Form 10-K/A and, to the best of our knowledge, we believe that the financial statements in this Form 10-K/A fairly present in all material aspects the financial condition, results of operations and cash flows of the Company in conformity with generally accepted accounting principles.
Changes in Internal Control Over Financial Reporting
Except as noted above, there were no changes in our internal control over financial reporting during the quarter ended December 31, 2010, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders
Grand Canyon Education, Inc.
We have audited Grand Canyon Education Inc.’s (the “Company”) internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Grand Canyon Education Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included above under the heading “Management’s Report on Internal Control over Financial Reporting.” Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
In our report dated February 22, 2011, we expressed an unqualified opinion on the effectiveness of internal control over financial reporting as of December 31, 2010. As described in the following paragraph, the Company subsequently determined that a deficiency in controls as described in the following paragraph existed as of the previous assessment date, and has further concluded that such deficiency represented a material weakness as of December 31, 2010. As a result, management has revised its assessment included above under the heading “Management's Report on Internal Control over Financial Reporting” to conclude that the Company’s internal control over financial reporting was not effective as of December 31, 2010. Accordingly, our opinion on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2010, expressed herein is different from that expressed in our previous report.
A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. The following material weakness has been identified and included in management's assessment. Management has identified a material weakness in its internal control over the Company’s calculation of its allowance for doubtful accounts. This material weakness was considered in determining the nature, timing and extent of audit tests applied in our audit of the 2010 financial statements and this report does not affect our report dated February 22, 2011, except for Note 2, as to which the date is November 14, 2011, on those financial statements (as restated).
In our opinion, because of the effect of the material weakness described above on the achievement of the objectives of the control criteria, Grand Canyon Education, Inc. has not maintained effective internal control over financial reporting as of December 31, 2010, based on the COSO criteria.

/s/ Ernst & Young LLP
Phoenix, Arizona
February 22, 2011, except for the effects of the material weakness described in the sixth paragraph above, as to which the date is November 14, 2011

Item 9B.	Other Information
None.
PART III

Item 10.	Directors, Executive Officers and Corporate Governance
Information relating to our Board of Directors, Executive Officers, and Corporate Governance required by this item appears in the sections entitled “Corporate Governance and Board Matters” and “Proposal No. 1: Election of Directors” in our 2011 proxy statement, and such information is incorporated herein by reference.
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
EXECUTIVE COMPENSATION
Compensation Discussion and Analysis
The following discussion and analysis should be read in conjunction with “Compensation of Named Executive Officers” and the related tables that follow. In addition, the following discussion and analysis gives effect to the restatement of our balance sheet and statements of income, stockholders’ equity and cash flows for the year ended December 31, 2010 as described above in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Executive Summary
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
Fiscal 2010 was a transitional year for the Company. We made a strategic decision to scale down enrollment growth and focus on enhancing the academic reputation of our private, Christian-focused, market-supported institution. In addition, we made numerous operational and academic changes, including adjustments to our student refund policy, the strengthening of our academic progress policy, the raising of our admissions requirements and the transition from a “term-based” financial aid system (where all students, including online students, begin programs and are eligible to receive financial aid at periodic start dates pursuant to a calendar-based term system) to a “borrower-based, non-term” or “BBAY” financial aid system (where each student may begin a program and be eligible to receive financial aid at any time throughout the year). While these changes had a significant negative impact on our short-term financial results, we believe they are in the long-term best interest of the Company.
In addition, throughout 2010, our industry faced a changing regulatory environment with new proposed and final rules being issued by the Department of Education and legislative hearings and initiatives in both the U.S. Senate and House of Representatives. For a complete description of these matters, please see “Business — Regulation” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K/A.
Our senior management guided our company through these changes while still producing very positive financial results (2010 operating income, Adjusted EBITDA and net income results are as restated):
•	Net revenue increased 47.3% to $385.8 million for fiscal 2010, compared to $261.9 million for fiscal 2009;
•	Operating income increased 35.3% to $63.0 million for fiscal 2010, compared to $46.6 million for fiscal 2009. The operating margin for fiscal 2010 was 16.3%, compared to 17.8% for fiscal 2009;
•	Adjusted EBITDA increased 39.2% to $90.7 million for fiscal 2010, compared to $65.1 million for fiscal 2009;
•	Net income increased 39.5% to $38.1 million for fiscal 2010, compared to $27.3 million for fiscal 2009; and
•	Diluted net income per share was $0.82 for fiscal 2010, compared to $0.60 for fiscal 2009

We also had positive non-financial developments in 2010, including:
•	The focus on the quality of our online student body resulted in an increase in the number of graduate students as a percentage of the total online student body to 45.5% in 2010 from 44.5% in 2009 and an increase in the number of our nursing and education students, who as a group have the highest graduation rates and lowest default rates, as a percentage of the total online student body to 19.3% and 49.6% in 2010 from 13.4% and 49.1% in 2009, respectively;
•	The focus on the quality of our campus-based students and our ground campus resulted in an increase in the number of campus-based students from 3,113 in 2009 to 3,748 in 2010 and an increase in the average incoming G.P.A. of these students. While we currently expect to have between 4,200 and 4,500 campus-based students in fall 2011, we expect the quality of these students to continue to improve;
•	We continued to focus on academic excellence initiatives, including a new learning system that we will begin to implement in the first half of 2011 and which we expect will increase student learning and faculty effectiveness and result in higher retention rates, as well as the build out of our instructional design team, who work to improve the curriculum, instruction and course sequencing in many of our programs.
Finally, during fiscal year 2010, we continued practices that are considered standard for good corporate governance and executive compensation, including:
•	Strong alignment between company-wide and personal performance and payouts under our annual cash incentive plan;
•	The absence of any multi-year guaranteed bonuses;
•	Severance arrangements with our named executive officers that are limited to one year of base salary and benefits and limited acceleration of vesting; and
•	Double-trigger change-in-control arrangements with our named executive officers.
Given these factors and practices, we believe our executive compensation in fiscal year 2010 appropriately reflected the economic and regulatory environments, the performance of the Company and the relationship with market compensation necessary to retain and motivate our executives.
We anticipate 2011 may be equally as challenging. It appears that our industry is beginning to face an increased amount of competition for working adult students as more universities have begun offering working adults options to return to school, and the easing of the economic downturn of the last three years, which had created a counter-cyclical environment. The legislative hearings and initiatives in the U.S. Senate, House of Representatives and at the Department of Education appear as if they will also continue.
Overview of 2010 Executive Compensation
The purpose of this compensation discussion and analysis is to provide information about each material element of compensation that we pay or award to, or that is earned by, our named executive officers, who consist of our principal executive officer, our principal financial officer, and our five other most highly compensated executive officers whose total compensation for the fiscal year ended December 31, 2010, was in excess of $100,000 and who were serving as executive officers at the end of that fiscal year, all as set forth in the Summary Compensation Table set forth below.

This compensation discussion and analysis addresses and explains the compensation practices we followed in 2010, the numerical and related information contained in the summary compensation and related tables presented below, and actions we have taken regarding executive compensation since the end of our 2010 fiscal year. Specifically, this compensation discussion and analysis addresses:
•	the objectives of our compensation program (found in the section entitled “Objectives of Compensation Programs”);
•	what our compensation program is designed to reward (also described in the section entitled “Objectives of Compensation Programs”);
•	each element of compensation (set forth in the section entitled “Compensation Programs Design and Elements of Compensation”);
•	why each element was chosen (described with each element of compensation, including base pay, short-term incentives and long-term incentives);
•	how amounts and formulas for pay are determined (also described with each element of compensation, including base pay, short-term incentives and long-term incentives); and
•	how each compensation element and our decisions regarding that element fit into the Company’s overall compensation objectives and affect decisions regarding other elements (described with each element of compensation).
Compensation Determinations
All of our named executive officers who appear in the Summary Compensation Table are parties to employment agreements, and the level of base salary to be paid to those officers over the term of their respective employment agreements was determined as part of the negotiation process relating to such agreements.
Our Compensation Committee’s charter empowers it to set all compensation, including, but not limited to, salary, bonus, incentive compensation, equity awards, benefits and perquisites, for our executive officers. Our Compensation Committee makes such determinations with respect to our Executive Chairman and Chief Executive Officer and, for all other executives, makes such determinations in consultation with our Executive Chairman and Chief Executive Officer. For additional information regarding the Compensation Committee, please see “Corporate Governance and Board Matters — Committees of Our Board of Directors — Compensation Committee.”
Objectives of Compensation Programs
We pay our executive officers based on business performance and individual performance, and, in setting compensation levels, we take into consideration our past practices, our current and anticipated future needs, and the relative skills and experience of each individual executive.
Compensation philosophy. Under our compensation philosophy, a named executive officer’s total compensation will vary based on our overall performance and the particular named executive officer’s personal performance and contribution to our overall results. This philosophy generally applies to all of our employees, although the degree of variability and compensation at risk increases as an employee’s function and level of responsibility increases. Our overall goals in implementing this philosophy are to attract, motivate, and retain highly qualified individuals responsible for guiding us and creating value for our investors.
Compensation objectives. We believe that the compensation program we follow helps us achieve the following objectives:
•	Compensation should be related to performance. We believe that the performance-based portion of an individual’s total compensation should increase as the individual’s business responsibilities increase. Thus, a material portion of executive compensation is linked to our and the individual’s performance, which also serves to align the named executive officers’ interests with those of our investors.
•	Compensation should be competitive and cost effective. We believe that our compensation programs should foster an innovative, high integrity, and performance-oriented culture that serves to attract, motivate, and retain executives and other key employees with the appropriate skill sets to lead us through expected future growth in a dynamic, competitive, and highly regulated environment. Accordingly, we seek to provide compensation, in amounts and based on performance targets, necessary to achieve these goals and which is of fair value relative to other positions at the Company.

Company compensation policies. During 2010, our named executive officers’ total in-service compensation consisted of base salaries, cash bonuses, limited perquisites, and other benefits generally available to all employees. With regard to these components, we adhere to the following compensation policies:
•	Founders with significant equity stakes require limited cash or equity incentives. As founders of our Company, Brent D. Richardson and Christopher C. Richardson have significant equity ownership in the Company. We believe that the Richardsons’ ownership stake provides a level of motivation that would not be appreciably enhanced through material cash bonus opportunities or the grant of further equity incentives. Accordingly, in 2010, the Richardsons were compensated solely through base salary, a limited bonus and limited perquisites.
•	Cash should be the principal component of compensation. The Company’s compensation policy focuses most heavily on providing the opportunity for its named executive officers to earn total cash compensation at levels that enable the Company to achieve the motivation and retention goals described above, and to provide equity incentives as a reward for superior performance rather than as a substitute for cash compensation.
•	Base salaries should generally be the largest component of cash compensation. Our compensation programs generally reflect our view that base salaries reflect compensation for the named executive officers to perform the essential elements of their respective jobs, and that cash bonuses are a reward for superior company and individual performance. In this regard, base salary should generally be the largest component of cash compensation.
•	Cash incentives should be linked to performance. Under our Cash Incentive Plan, bonuses paid to our named executive officers are based on overall company and individual performance.
We believe our policies have helped us achieve our compensation objectives of attracting, motivating, retaining, and rewarding our key officers.
Compensation Programs Design and Elements of Compensation
We choose to pay each element of compensation to further the objectives of our compensation program, which, as noted, include the need to attract, motivate, retain, and reward key leaders critical to our success by providing competitive total compensation.
Elements of In-Service Compensation. For our 2010 fiscal year, our executive compensation mix included base salary, cash bonuses, share-based compensation, limited perquisites, and other benefits generally available to all employees. We generally determine the nature and amount of each element of compensation as follows:
•	Base salary. We typically agree upon a base salary with a named executive officer at the time of initial employment. The amount of base salary agreed upon, which is not at risk, reflects our views as to the individual executive’s past experience, future potential, knowledge, scope of anticipated responsibilities, skills, expertise, and potential to add value through performance, as well as competitive industry salary practices. Although minimum base salaries for each of our current named executive officers are set by their respective employment agreements, as described below, we review executive officer salaries annually and may increase them based on an evaluation of the Company’s performance for the year and the performance of the functional areas under an executive officer’s scope of responsibility. We also consider qualitative criteria, such as education and experience requirements, complexity, and scope or impact of the position compared to other executive positions internally.

•	Bonuses. We provide cash bonuses, which typically are at-risk, to recognize and reward our named executive officers based on our success and their individual performance in a given year. For 2010, we awarded performance-related bonuses based on the Cash Incentive Plan. The operation of this plan as it relates to our named executive officers is described in more detail below.
•	Share-based compensation. Our Equity Incentive Plan had authorized 6,478,015 shares of common stock for grants as of December 31, 2010. Under the terms of this plan, the number of shares authorized for grants thereunder automatically increased on January 1, 2011 by 2.5% of the number of shares of our common stock issued and outstanding on December 31, 2010, to 7,621,065 shares. In 2010, our named executive officers received grants under this plan as part of an overall, annual grant made to company employees.
•	Perquisites. We seek to compensate our named executive officers at levels that eliminate the need for material perquisites and enable each individual officer to provide for his or her own needs. Accordingly, in 2010, we provided limited perquisites to our named executive officers. See “Compensation of Executive Officers — Summary Compensation Table” for additional detail.
•	Other. We offer other employee benefits to named executive officers for the purpose of meeting current and future health and security needs for the executives and their families. These benefits, which we generally offer to all eligible employees, include medical, dental, and life insurance benefits; short-term disability pay; long-term disability insurance; flexible spending accounts for medical expense reimbursements; a 401(k) retirement savings plan; and free tuition for a spouse or up to two children with no more than two participants receiving the tuition benefit at any one time. The 401(k) retirement savings plan is a defined contribution plan under Section 401(a) of the Code. Employees may make pre-tax contributions into the plan, expressed as a percentage of compensation, up to prescribed IRS annual limits, with such contributions subject to a matching Company contribution up to prescribed limits.
Elements of Post-Termination Compensation and Benefits. The employment agreements of our current named executive officers provide for post-termination salary and benefit continuation in the event of a termination by us without Cause (as defined below) or by the executive for Good Reason (as defined below) or in the event of any such termination within 12 months following a Change in Control (as defined below), and for so long as the named executive officer abides by customary confidentiality, non-competition, and non-solicitation covenants and executes a full release of all claims, known or unknown, that the executive may have against the Company. We believe that the amounts of these payments and benefits and the periods of time during which they would be provided are fair and reasonable, and we have not historically taken into account any amounts that may be received by a named executive officer following termination when establishing current compensation levels. The elements of post-termination compensation that were in effect during 2010 pursuant to the written employment agreements consisted of the following:
•	Salary continuation. Each named executive officer would continue to receive salary payments for a period of 12 months following any qualifying termination of employment.
•	Benefits continuation. Each named executive officer would continue to receive Company -paid premiums for continued group health benefits under COBRA during the 12-month salary continuation period.
•	Partially accelerated vesting of stock options. Mr. Mueller, Dr. Meyer, and Mr. Bachus would receive partial acceleration of the vesting of certain of their stock options to the next vesting date immediately following the date of termination, in the event of a termination by us without Cause or by the executive for Good Reason.
•	Fully accelerated vesting of stock options. In the event of a termination by us without Cause or by the executive for Good Reason within 12 months following a Change in Control, each named executive officer would receive full acceleration of the vesting of their stock options.

See “Potential Payments Upon Termination or Change in Control” for additional detail.
Impact of Performance on Compensation
Under the Cash Incentive Plan, a participant’s bonus is based on the Company’s achievement of revenue and Adjusted EBITDA targets, as well as the participant’s achievement of individual performance goals. For purposes of the plan, Adjusted EBITDA is defined as net income plus interest expense net of interest income, plus income tax expense, and plus depreciation and amortization (EBITDA), as adjusted for (i) royalty payments incurred pursuant to an agreement with our former owner that was terminated as of April 15, 2008; (ii) share-based compensation and any other expense related to equity compensation awards for the applicable fiscal year; (iii) any extraordinary, nonrecurring items, as determined by the Compensation Committee; and (iv) all amounts (including settlement payments, legal fees, costs and other litigation and/or settlement expenses) expensed during the applicable fiscal year in connection with the settlement of litigation matters. We focus on Adjusted EBITDA in connection with our Cash Incentive Plan because we believe that it provides useful information regarding our operating performance and executive performance as it does not give effect to items that management does not consider to be reflective of our core operating performance. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Non-GAAP Discussion” in our Annual Report on Form 10-K for further information. As such, we believe it is fair and reasonable to our executives to assess their individual performance on the same basis as our performance is assessed by our Board of Directors and investors.
Company performance. Depending on a participant’s management level, the financial metrics account for between 60% and 80% of the target bonus and the specific individual performance goals account for between 20% and 40% of the target bonus.
Individual performance. In reviewing individual performance, we look at an executive’s achievement of non-financial objectives that, with respect to a given participant, may include achieving objectives related to, among other things, program development and expansion, regulatory compliance, and enrollment growth.
Calculation of bonuses. For each named executive officer, the Compensation Committee establishes a target bonus, which is stated as a percentage of the officer’s base salary. For 2010, the target bonus percentage for the named executive officers was as follows:

Target Bonus as a
Name	Percentage of Base Salary
Brent D. Richardson	8.4%
Brian E. Mueller	100.0%
Dr. W. Stan Meyer	75.0%
Daniel E. Bachus	75.0%
Joseph N. Mildenhall	50.0%
Christopher C. Richardson	50.0%
Dr. Kathy Player	50.0%
For each named executive officer, the financial metrics account for 80% of the target bonus, with the revenue target and the Adjusted EBITDA target accounting for 50.0% each of such 80%, respectively, and the specific individual performance goals accounting for 20% of the target bonus. The actual percentage is determined on the basis of the Company’s achievement of the revenue and Adjusted EBITDA targets that the Compensation Committee establishes for the applicable fiscal year. With respect to these targets, the threshold goal is set using the Company’s budget for the applicable fiscal year. For participants to earn any payout under the plan, the Company must achieve at least of 95% of both budgeted revenue and Adjusted EBITDA. Assuming both of these thresholds are achieved, payouts are made based on the Company’s achievement of a minimum of 95% of budgeted revenue and Adjusted EBITDA (resulting in a bonus of 50% of the target bonus allocable to the financial metrics) and a maximum of 105% of budgeted revenue and 107% of Adjusted EBITDA (resulting in a bonus of 150% of the target bonus allocable to the financial metrics). Performance between minimum and maximum levels results in prorated payments to plan participants using straight-line interpolation.

Shown below is a summary of the matrix described above:

Goal	Threshold	Target	Maximum
Revenue goal (50.0% of financial metric)	95% of budget	100% of budget	105% of budget

Adjusted EBITDA (50.0% of financial metric)	95% of budget	100% of budget	107% of budget

Bonus payout as a % of target bonus allocable to financial metrics	50%	100%	150%
Under the Cash Incentive Plan, the actual bonus that a named executive officer could earn under the plan for a given fiscal year ranges from 0% to a maximum of 140% of his or her annual target bonus (with such maximum achieved by obtaining the maximum payout for achieving the financial metrics (80% * 150%, or 120%) and achieving the individual goals (an additional 20%). To illustrate how the plan functions, assume that a participant’s base salary for 2010 is $300,000 and that the target bonus is 50% of base salary. Of this target bonus of $150,000, $60,000 (or 50.0% of the 80% subject to achievement of the financial metrics) would be based upon the Company’s achievement of the revenue target, $60,000 (or 50.0% of the 80% subject to the achievement of the financial metrics) would be based on the Company’s achievement of the Adjusted EBITDA target, and $30,000 (20%) would be based on the participant’s achievement of his or her individual performance goals. If the revenue target is achieved at the threshold level (so only 50% of the revenue component is payable at that level), the Adjusted EBITDA target is achieved at the target level (so that 100% of the Adjusted EBITDA component is payable at that level), and the specific individual performance goals are met, the participant would be entitled to a potential bonus of $120,000 (calculated as $30,000 plus $60,000 plus $30,000).
The plan for eligible senior management other than the named executive officers is similar to the above, except that, for participants below the named executive officer level, the bonus is calculated based on two six-month cycles, such that the determination of the bonus payable for each half of the applicable year is determined on the basis of the achievement of the revenue, Adjusted EBITDA and individual performance targets established for each such period.
Changes to performance goals and target awards. At any time prior to the final determination of bonuses earned, the Compensation Committee may adjust the performance goals and target awards to reflect a change in corporate capitalization (such as a stock split or stock dividend), or a corporate transaction (such as a merger, consolidation, separation, reorganization or partial or complete liquidation), or to reflect equitably the occurrence of any extraordinary event, any change in applicable accounting rules or principles, any change in the Company’s method of accounting, any change in applicable law, any change due to any merger, consolidation, acquisition, reorganization, stock split, stock dividend, combination of shares or other changes in the Company’s corporate structure or shares, or any other change of a similar nature.
2010 financial goals. The following table shows the Company financial goals established for the named executive officers for 2010. These financial goals were selected based upon the Company’s budget for 2010, which the Board of Directors believes is the appropriate level at which to set goals in order to maximize the incentive for superior performance.

			Maximum
			(105% of Budget for
	Threshold	Target	Revenue/107% of Budget
	(95% of Budget)	(100% of Budget)	for Adjusted EBITDA
Revenue	$379,549,607	$399,525,902	$419,502,197
Adjusted EBITDA(1)	80,407,672	84,639,655	90,564,431

(1)	The Threshold, Target, and Maximum amounts for the Adjusted EBITDA goal have been adjusted to reflect a change in the methodology used to calculate our allowance for doubtful accounts that caused the Company’s 2010 financial results to be restated. See Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations.

2010 individual goals. The individual performance goals applicable to the named executive officers in 2010 focused on each executive’s achievement of one or more objectives that related to their specific duties and responsibilities on behalf of the Company. For Mr. Mueller, Dr. Meyer, Mr. Bachus, Mr. Chris Richardson, Mr. Mildenhall, and Dr. Player, one individual performance goal was to manage their individual departments within budget. Mr. Brent Richardson’s individual performance goals included providing insight and direction to the senior management team regarding key corporate objectives. The individual performance goals for Mr. Mueller and Dr. Meyer included developing solutions for operational challenges such as improving student time to completion, transitioning to a borrower-based financial aid environment, improving staff to student ratios, and developing campus infrastructure. The individual performance goals for Mr. Mueller and Mr. Bachus included participation in a specified number of investor conferences and/or investor meetings. Dr. Meyer’s individual performance goals included developing a media and marketing strategy that improved the marketing awareness of Grand Canyon University. Mr. Bachus individual performance goals included managing the financial and reporting functions to ensure that no material weaknesses occurred within the Company’s financial reporting structure and overseeing the transition to the federal direct lending program. The individual performance goals for Mr. Chris Richardson included working with outside legal counsel to resolve outstanding legal matters and demonstrating leadership in other management areas such as human resources and state licensure. Dr. Player’s individual performance goals included producing a comprehensive Presidential Report regarding Grand Canyon University and its colleges and working on solutions to improve certain academic related items.
Performance vs. compensation paid for 2010. For 2010, each named executive officer achieved performance payout percentages of between 85.0% and 100.0% of the 20.0% portion of their respective bonus awards that are allocable to individual performance goals. In addition, the Company achieved revenue equal to 96.6% of target and Adjusted EBITDA equal to 101.4% of target, resulting in performance payout percentages of 66.0% for the revenue component of the target bonus and 110.0% for the adjusted EBITDA component of the target bonus. Accordingly, the named executive officers achieved incentive bonuses equal to the following percentages of their base salaries:

		Adjusted	Individual	2010 Bonus as	2010 Bonus
	Revenue	EBITDA	Goals	Percentage of	as Percentage
	Performance	Performance	Performance	Target Bonus	of Base	2010
Name	Payout (%)	Payout (%)	Payout (%)	(%)	Salary($)	Bonus ($)
Brent D. Richardson	66.0%	110.0%	100.0%	90.4%	7.6%	$22,600
Brian E. Mueller	66.0%	110.0%	100.0%	90.4%	90.4%	$542,400
Dr. W. Stan Meyer	66.0%	110.0%	93.8%	89.2%	66.9%	$234,019
Daniel E. Bachus	66.0%	110.0%	100.0%	90.4%	67.8%	$237,300
Christopher C. Richardson	66.0%	110.0%	100.0%	90.4%	45.2%	$134,470
Joseph N. Mildenhall	66.0%	110.0%	100.0%	90.4%	45.2%	$135,600
Dr. Kathy Player	66.0%	110.0%	85.0%	87.4%	43.7%	$120,175
Impact of Restatement on Determination of 2010 Bonuses. In considering the impact of the restatement of our 2010 financial statements on the bonuses that were paid to our named executive officers for 2010, the Compensation Committee considered the fact that the increase in the allowance for doubtful accounts for 2010 (and corresponding decrease in Adjusted EBITDA) as a result of the restatement solely reflected a correction in the methodology used to calculate our allowance for doubtful accounts - from our previous methodology that had been followed since the Company’s initial public offering to a new methodology largely resulting from the Company’s move from a term-based financial aid system to BBAY in 2010 and the ongoing ongoing economic downturn, the latter of which has had a cumulative, and difficult to detect, effect on the motivation of former students to timely repay their receivables balances. In addition, this change in methodology resulted from management, on its own initiative, undertaking an in-depth analysis of the makeup of the students (active and former) from whom we held accounts receivable and did not involve any misconduct, malfeasance or other action or inaction on the part of our named executive officers for which the committee believed any named executive officers should be held accountable or should otherwise be penalized in the determination of the achievement of the 2010 financial performance goals. The Compensation Committee further believes that, regardless of the change in methodology and its impact on our financial results for 2010, our senior management guided us through a difficult year for our industry with very positive results, all while making numerous operational, academic and other non-financial changes (described above) that we believe are in the long-term best interest of the Company. With the foregoing factors in mind, the Compensation Committee determined that the Adjusted EBITDA targets for 2010 should be adjusted to reflect equitably the change in accounting policy, with the result that the bonuses paid in 2010 remain unchanged.
Equity Incentives
In 2008, our Board of Directors and stockholders adopted the Equity Incentive Plan and authorized and reserved a total of 4,199,937 shares of our common stock for issuance thereunder. The number of shares authorized and reserved under the Equity Incentive Plan will increases on each subsequent January 1 through 2018 by an amount equal to the smaller of (a) 2.5% of the number of shares of common stock issued and outstanding on the immediately preceding December 31, or (b) a lesser amount determined by our Board of Directors. As of January 1, 2011, there is authorized and reserved a total of 6,478,015 shares under the Equity Incentive plan. Shares subject to awards that expire or are cancelled or forfeited will again become available for issuance under the Equity Incentive Plan. The shares available are not reduced by awards settled in cash or by shares withheld to satisfy tax withholding obligations. Only the net number of shares issued upon the exercise of stock appreciation rights or options exercised by means of a net exercise or by tender of previously owned shares are deducted from the shares available under the Equity Incentive Plan.

The following table provides information as of December 31, 2010, with respect to shares of our common stock that may be issued under our existing equity compensation plans:
Equity Compensation Plan Information

	Number of securities to be		Weighted-average	Number of securities
	issued upon exercise of		exercise price of	remaining available for
	outstanding options,		outstanding options,	future issuance under
Plan Category	warrants and rights		warrants and rights	equity compensation plans
Equity Compensation Plans Approved by Securityholders	4,443,962	(1)	$14.19	2,034,053	(2)
Equity Compensation Plans Not Approved by Securityholders	None		—	None

Total	4,443,962	(1)	$14.19	2,034,053	(2)

(1)	Includes outstanding options to purchase shares of our common stock under our Equity Incentive Plan.

(2)	Includes shares available for future issuance under our Equity Incentive Plan.
We may grant awards under the Equity Incentive Plan to our employees, officers, directors, or consultants, or those of any future parent or subsidiary corporation or other affiliated entity. While we may grant incentive stock options only to employees, we may grant nonstatutory stock options, stock appreciation rights, restricted stock purchase rights or bonuses, restricted stock units, performance shares, performance units, and cash-based awards or other stock-based awards to any eligible participant.
Only members of the Board of Directors who are not employees at the time of grant are eligible to participate in the non-employee director awards component of the Equity Incentive Plan. The Board of Directors, based on the recommendation of the Nominating and Corporate Governance Committee, sets the amount and type of non-employee director awards to be awarded on a periodic, non-discriminatory basis. Non-employee director awards may be granted in the form of nonstatutory stock options, stock appreciation rights, restricted stock awards and restricted stock unit awards.
In the event of a change in control, as described in the Equity Incentive Plan, the acquiring or successor entity may assume or continue all or any awards outstanding under the Equity Incentive Plan or substitute substantially equivalent awards. Any awards that are not assumed or continued in connection with a change in control or are not exercised or settled prior to the change in control will terminate effective as of the time of the change in control. In connection with a change in control, the Compensation Committee may provide for the acceleration of vesting of any or all outstanding awards upon such terms and to such extent as it determines, except that the vesting of all non-employee director awards will automatically be accelerated in full, and the vesting of awards held by each of our named executive officers who are parties to employment agreements will automatically be accelerated in full upon termination other than for cause upon or within 12 months following such change in control. The Equity Incentive Plan also authorizes the Compensation Committee, in its discretion and without the consent of any participant, to cancel each or any outstanding award denominated in shares upon a change in control in exchange for a payment to the participant with respect to each share subject to the cancelled award of an amount equal to the excess of the consideration to be paid per share of common stock in the change in control transaction over the exercise price per share, if any, under the award.
Our Board of Directors has approved a policy relating to the granting of stock options and other equity-based awards. Under this policy:
•	all stock option grants, restricted stock awards, and other equity based awards, which we collectively refer to as stock-based grants, must be approved by the Compensation Committee;
•	the date for determining the strike price and similar measurements for stock-based awards will be the date of the meeting (or a date shortly after the meeting) or, in the case of an employee, director, or consultant not yet hired, appointed, or retained, respectively, the subsequent date of hire, appointment, or retention, as the case may be;

•	we will not intentionally grant stock-based awards before the anticipated announcement of materially favorable news or intentionally delay the grant of stock-based awards until after the announcement of materially unfavorable news; and
•	the Compensation Committee will approve stock-based grants only for persons specifically identified at the meeting by management.
Role of the Compensation Consultant
The Compensation Committee has the sole authority from the Board of Directors for the appointment, compensation and oversight of our outside compensation consultant. The Compensation Committee has retained Mercer, a wholly-owned subsidiary of Marsh & McLennan Companies, Inc. (“MMC”), as its consultant to assist the Compensation Committee with its responsibilities related to our executive compensation programs. Mercer’s fees for executive compensation consulting to the Compensation Committee in fiscal year 2010 were $28,473. The executive compensation services provided include assisting in defining the Company’s executive compensation strategy, providing market benchmark information, supporting and reviewing the design of incentive compensation plans, advising on the competitiveness of executive officer compensation, and providing regulatory and governance guidance.
During the fiscal year, Mercer and its MMC affiliates were retained by Company management to provide services unrelated to executive compensation, including insurance brokerage services and services related to the Company’s employee health plans. The aggregate fees paid for those other services in fiscal 2010 were $149,000. The Compensation Committee did not review or approve the other services provided by Mercer and its affiliates to the Company, as those services were approved by management in the normal course of business. Based on policies and procedures implemented by the Compensation Committee and by Mercer to ensure the objectivity of Mercer’s individual executive compensation consultant, the Compensation Committee believes that the consulting advice it receives from Mercer is objective and not influenced by Mercer’s or its affiliates’ other relationships with the Company.
Effect of Accounting and Tax Treatment on Compensation Decisions
Internal Revenue Code Section 162(m) Policy
Section 162(m) of the Code, as amended, imposes a $1 million limit on the amount that a public company may deduct for compensation paid to the company’s chief executive officer or any of the company’s four other most highly compensated executive officers who are employed as of the end of the year. This limitation does not apply to compensation that meets the requirements under Section 162(m) for “qualifying performance-based” compensation (i.e., compensation paid only if the individual’s performance meets pre-established objective goals based on performance criteria approved by stockholders). With regard to our Equity Incentive Plan, we previously relied on an exemption from Section 162(m) for a plan adopted prior to the time a company becomes a public company. In connection with this proxy statement, we are soliciting the approval of our stockholders with respect to the grant limitation within our 2008 Equity Incentive Plan. If stockholder approval of the grant limitation within our 2008 Equity Incentive Plan is not obtained, we will not make any further grants under the Equity Incentive Plan to our chief executive officer and our other named executive officers who are “covered employees” as defined in Section 162(m), or their successors, until such time, if any, as stockholder approval of a subsequent similar proposal is obtained. With regard to the cash compensation we pay, in the form of both base salary and pursuant to our Cash Incentive Plan described above, we are also soliciting the approval of our stockholders of the Cash Incentive Plan in accordance with Section 162(m). If the Cash Incentive Plan is approved by stockholders, it will be effective for fiscal 2011, beginning January 1, 2011 and ending December 31, 2011, and will remain in effect for each fiscal year thereafter until terminated by our Board of Directors or Compensation Committee. No compensation will be paid under the Cash Incentive Plan to the named executive officers covered by the Cash Incentive Plan unless the Cash Incentive Plan is approved by stockholders.

Internal Revenue Code Section 409A
Section 409A of the Code (“Section 409A”) requires that “nonqualified deferred compensation” be deferred and paid under plans or arrangements that satisfy the requirements of the statute with respect to the timing of deferral elections, timing of payments and certain other matters. Failure to satisfy these requirements can expose employees and other service providers to accelerated income tax liabilities and penalty taxes and interest on their vested compensation under such plans. Accordingly, as a general matter, it is our intention to design and administer our compensation and benefits plans and arrangements for all of our employees and other service providers, including our named executive officers, so that they are either exempt from, or satisfy the requirements of, Section 409A. With respect to our compensation and benefit plans that are subject to Section 409A, in accordance with Section 409A and regulatory guidance issued by the Internal Revenue Service, we are currently operating such plans in compliance with Section 409A.
Accounting Standards
Grants of stock options under the Equity Incentive Plan are recognized as compensation expense for the fair value of equity-based compensation awards. The Compensation Committee considers the accounting implications of significant compensation decisions, including in connection with decisions that relate to the Equity Incentive Plan and equity award programs thereunder. As accounting standards change, we may revise certain programs to appropriately align accounting expenses of our equity awards with our overall executive compensation philosophy and objectives.
Conclusion
We believe that the compensation amounts paid to our named executive officers for their service in 2010 were reasonable and appropriate and in our best interests.
Significant Events After December 31, 2010
The Compensation Committee granted stock options to the Company’s named executive officers, other than Brent D. Richardson and Christopher C. Richardson, effective March 11, 2011. Each option vests 20% on each of the first five anniversaries of the date of grant, and has an exercise price of $15.34, which is equal to the closing price of our common stock on the date of grant. The number of shares granted to each such officer is as follows:

Name	Number of Shares Subject to Option
Brian E. Mueller	150,000
Dr. W. Stan Meyer	80,000
Daniel E. Bachus	80,000
Joseph N. Mildenhall	80,000
Dr. Kathy Player	15,000
Compensation Policies and Practices as Related to Risk Management
In connection with the preparation of this proxy statement, our Compensation Committee reviewed and discussed our compensation policies and practices for senior management, including our named executive officers. In this regard, the Compensation Committee took note of the fact that:
•	We pay base salaries we believe are competitive and that are generally intended to constitute the largest component of cash compensation. We believe that this emphasis on paying competitive base salaries that are not at risk for performance discourages inappropriate risk taking;
•	Our Cash Incentive Plan focuses on the achievement of company-wide revenue and adjusted EBITDA targets and individual non-financial performance metrics (which can include metrics based on compliance with regulatory or other risk management policies). We believe that the design of the Cash Incentive Plan prevents participants from being able to materially enhance their bonus prospects through excessive or inappropriate risk-taking;

•	The cash payments that may be made to our named executive officers under the Cash Incentive Plan are subject to stated maximum limits, which we believe mitigates any risks that our named executive officers may take; and
•	The stock option grants made to our named executive officers, and all other employees, under the Equity Incentive Plan all vest in annual increments over a period of five years, which we believe discourages excessive or inappropriate short-term risk taking.
Based on that review, and with input from management, the Compensation Committee has determined that that there are no known potential risks arising from our compensation polices or practices that are reasonably likely to have a material adverse effect on us.

Compensation Committee Report
The Compensation Committee has discussed and reviewed the Compensation Discussion and Analysis with management. Based upon this review and discussion, the Compensation Committee recommended to the Board of Directors that the Compensation Discussion and Analysis be included in this proxy statement.

Compensation Committee: David J. Johnson (Chair) Chad N. Heath D. Mark Dorman
Compensation Committee Interlocks and Insider Participation
During 2010, Messrs. Johnson, Heath and Dorman served as the members of our Compensation Committee. No executive officer serves, or in the past has served, as a member of the Board of Directors or compensation committee of any entity that has any of its executive officers serving as a member of our Board of Directors or Compensation Committee.
Compensation of Named Executive Officers
Summary Compensation Table
The following table sets forth the total compensation earned for services rendered by our principal executive officer, our principal financial officer, and our five other most highly compensated executive officers whose total compensation for the fiscal year ended December 31, 2010 was in excess of $100,000 and who were serving as executive officers at the end of that fiscal year. The listed individuals are referred to herein as the “named executive officers.”

				Stock	Options	Non-Equity Incentive Plan	All Other
			Bonus	Awards	Awards	Compensation	Compensation
Name and Position	Year	Salary ($)	($)(1)	($) (2)	($)(3)	($)(4)	($) (5)	Total
Brent D. Richardson	2010	$297,500	—	$—	$—	$22,600	$17,408	$337,508
Executive Chairman	2009	297,500	—	—	—	25,425	17,408	340,333
	2008	297,500	18,000	—	—	—	15,628	331,128

Brian E. Mueller	2010	555,384	—	—	1,067,000	542,400	2,580	2,167,364
Chief Executive Officer and Director	2009	500,000	—	—	—	508,500	20,205	1,028,705
(Principal Executive Officer) (6)	2008	246,154	250,000	1,311,948	6,533,489	—	7,740	8,349,331

Dr. W. Stan Meyer	2010	327,692	—	—	426,800	234,019	2,745	991,256
Executive Vice President (6)	2009	300,000	—	—	—	152,550	5,391	457,941
	2008	147,692	75,000	—	2,613,394	—	—	2,836,086

Daniel E. Bachus	2010	316,538	—	—	426,800	237,300	420	981,058
Chief Financial Officer	2009	275,000	—	—	—	139,838	323	415,161
(Principal Financial Officer) (6)	2008	132,212	68,750		2,352,058	—	—	2,553,020

Christopher C. Richardson	2010	297,500	—	—	—	134,470	2,527	434,497
General Counsel and Director	2009	297,500	—	—	—	76,275	5,244	379,019
	2008	297,500	18,000	—	—	—	7,750	323,250

Mr. Joseph N. Mildenhall	2010	300,000	—	—	266,750	135,600	2,963	705,313
Chief Information Officer	2009	78,075	—	—	580,650	44,356	17,887	720,968

Dr. Kathy Player	2010	275,000	—	—	266,750	120,175	2,610	664,535
Grand Canyon University President	2009	275,000	—	—	—	139,838	5,346	420,184
	2008	230,000	75,000	—	398,139	—	7,750	710,889

(1)	For Mr. Mueller, Dr. Meyer, Mr. Bachus and Dr. Player, the amounts in this column for 2008 reflect non-performance-related bonuses that were negotiated in connection with the employment agreements we entered into with them prior to our initial public offering, as well as, for Dr. Player only, an additional discretionary bonus of $6,250. All other amounts in this column reflect discretionary bonuses paid prior to the time we became a public company.

(2)	The amounts shown in this column reflect the compensation costs attributable to an unrestricted stock grant made to Mr. Mueller in 2008 in connection with out initial public offering. The compensation costs are based on the grant date fair value for the shares of common stock granted. Such grant date fair value has been calculated on the basis of the fair market value of our common stock on the grant date. No shares of stock were granted in any year prior to 2008.

(3)	The amounts shown in this column reflect the compensation costs attributable to the stock options granted to the named executive officers in 2010, 2009 and 2008. The compensation costs are based on the grant date fair value of each stock option and do not take into account any estimated forfeitures related to service-based vesting conditions, if any. Assumptions used in the calculation of the grant date fair value of each option granted during the 2010, 2009 and 2008 fiscal year are set forth in Notes 3 and 16 to our financial statements for the fiscal year ended December 31, 2010 included in our 2010 Annual Report on Form 10-K. No options were granted in any year prior to 2008.

(4)	The amounts in this column reflect non-equity incentive payments earned pursuant to our Cash Incentive Plan.

(5)	For Mr. Brent D. Richardson, the amounts in this column include the value of payments made by us on a Company-owned vehicle used by Mr. Richardson. In 2009 for Mr. Mueller, the amount in this column reflects the value of tuition-free enrollment for an additional child at Grand Canyon University (beyond the single spouse or child tuition benefit available to all full-time Company employees at that time). For Mr. Mueller, Dr. Meyer, Mr. Christopher D. Richardson, Mr. Joseph N. Mildenhall and Dr. Player, the amounts in this column reflect matching payments made by the Company under our 401(k) plan. In 2010 and 2009, the amounts in this column include company paid life insurance premiums for all named executive officers.

(6)	Mr. Mueller, Dr. Meyer, and Mr. Bachus commenced employment with us on July 1, 2008. Mr. Mildenhall commenced employment with us on September 16, 2009.
2010 Grants of Plan-Based Awards
The following table sets forth certain information with respect to incentive plan awards under our Cash Incentive Plan and our Equity Incentive Plan for the fiscal year ended December 31, 2010 to each of our named executive officers:

					All Other
					Option	Exercise
					Awards:	or Base	Grant Date
					Number of	Price of	Fair Value
		Estimated Future Payouts Under Non-			Securities	Option	of Stock
		Equity Incentive Plan Awards(1)			Underlying	Awards	and Option
Name	Grant Date	Threshold($)	Target($)	Maximum($)	Options (#)	($/Sh)	Awards(2)
Brent D. Richardson	—	$12,500	$25,000	$35,000	—	—	—
Brian E. Mueller	Feb. 25, 2010	300,000	600,000	840,000	100,000	$21.10	$1,067,000
Dr. W. Stan Meyer	Feb. 25, 2010	131,250	262,500	367,500	40,000	21.10	426,800
Daniel E. Bachus	Feb. 25, 2010	131,250	262,500	367,500	40,000	21.10	426,800
Christopher C. Richardson	—	75,000	150,000	210,000	—	—	—
Joseph N. Mildenhall	Feb. 25, 2010	74,375	148,750	208,250	25,000	21.10	266,750
Dr. Kathy Player	Feb. 25, 2010	68,750	137,500	192,500	25,000	21.10	266,750

(1)	These amounts reflect the Threshold, Target and Maximum bonuses payable to our named executive officers under our Cash Incentive Plan. All such awards have been paid, and the actual amounts paid are set forth in the Summary Compensation Table above.

(2)	The dollar value reported in this column with respect to option awards represents the grant date fair value of each option award determined in accordance with the provisions of SFAS 123(R). A discussion of the valuation assumptions used in the SFAS 123(R) calculation of grant date fair value is set forth in Notes 3 and 16 to our financial statements for the fiscal year ended December 31, 2010, included in our 2010 Annual Report on Form 10-K.
2010 Outstanding Equity Awards at Fiscal Year-End
The following table provides certain summary information concerning outstanding equity awards held by the named executive officers as of December 31, 2010.

	Option Awards(1)
	Number of	Number of			Stock Awards
	Securities	Securities			Number of	Market Value
	Underlying	Underlying			Shares of	of Shares of
	Unexercised	Unexercised	Option		Stock That	Stock That
	Options (#)	Options (#)	Exercise Price	Option Expiration	Have Not	Have Not
Name	Exercisable	Unexercisable	($)	Date	Vested	Vested

Brian E. Mueller	—	100,000	$21.10	February 25, 2020	—	—
	437,315	655,973	12.00	November 19, 2018	—	—
Dr. W. Stan Meyer	—	40,000	21.10	February 25, 2020	—	—
	174,926	262,389	12.00	November 19, 2018	—	—
Daniel E. Bachus	—	40,000	21.10	February 25, 2020	—	—
	157,433	236,151	12.00	November 19, 2018	—	—
Joseph N. Mildenhall	—	25,000	21.10	February 25, 2020	—	—
	15,000	60,000	17.03	September 16, 2019	—	—
Dr. Kathy Player	—	25,000	21.00	February 25, 2020	—	—
	31,955	26,240	12.00	November 19, 2018	—	—

(1)	For Dr. Player, 29,463 shares covered by her exercisable options were fully vested upon grant. The shares covered by the options granted to Mr. Mueller, Dr. Meyer, Mr. Bachus, Mr. Mildenhall and the remainder of Dr. Player’s options vest in five successive equal annual installments upon the completion of each year of service with us over the five year period measured from their grant date, subject to fully accelerated vesting in the event of a termination of employment by us without cause or by the executive for good reason within 12 months following a change in control of the Company. Mr. Mueller, Dr. Meyer, Mr. Bachus and Mr. Mildenhall also receive partially accelerated vesting through the next vesting date immediately following the date of termination, upon the termination of employment by us without cause or by the executive for good reason.
Option Exercises and Stock Vested
Dr. Player was the only one of our named executive officers that exercised stock options during the fiscal year ended December 31, 2010.

	Option Awards
	Number of Shares Acquired	Value Realized
Name	on Exercise (#)	on Exercise ($)
Dr. Kathy Player	15,000	$210,000
Executive Employment Agreements
We are parties to employment agreements with each of our named executive officers. The agreements with Mr. Mueller, Dr. Meyer, and Mr. Bachus (entered into in July 2008), and the agreements with Messrs. Richardson and Richardson and Dr. Player (entered into in September 2008) each have a four-year term that automatically renew for one year periods after the initial four-year term unless either party provides written notice that it does not wish to renew the respective agreement. The agreement with Mr. Mildenhall (entered into in September 2009) has a three-year term and is also subject to automatic renewal. Except with respect to certain items of compensation, as described below, the terms of each agreement are similar in all material respects.
•	The agreements with each of Brent D. Richardson and Christopher C. Richardson provide for a base salary of $297,500, subject to annual review by the Compensation Committee, and entitle each to receive performance bonuses as determined by the Compensation Committee based upon the Company’s achievement of performance, budgetary, and other objectives, as set in advance by the Compensation Committee. The agreements do not set a target performance bonus as percentage of base salary, but leave such target to be determined by the Compensation Committee. In addition, and also as discussed elsewhere in this proxy statement, although Messrs. Richardson and Richardson are eligible to participate in the Equity Incentive Plan, we do not anticipate granting any material awards under the Equity Incentive Plan to them and their agreements do not provide for any such awards.

•	The agreements with each of Mr. Mueller, Dr. Meyer, Mr. Bachus, Mr. Mildenhall and Dr. Player provide for a base salary and a target bonus under our Cash Incentive Plan. Effective June 1, 2010, the Compensation Committee increased the base salaries of Mr. Mueller, Dr. Meyer and Mr. Bachus to $600,000, $350,000 and $350,000 from $500,000, $300,000 and $275,000, respectively, and also increased the target bonus for Dr. Meyer and Mr. Bachus to 75% of base salary from 50% of base salary. Mr. Mueller, Dr. Meyer, Mr. Bachus, Mr. Mildenhall, and Dr. Player are also eligible to receive equity incentive awards under our Equity Incentive Plan.
•	Each agreement entitles the executive to receive customary and usual fringe benefits generally available to our senior management, and to be reimbursed for reasonable out-of-pocket business expenses.
•	Each agreement entitles the executive to certain benefits upon his or her termination of employment under specified circumstances.
In addition, each of the above employment agreements provides for payments upon certain terminations of the executive’s employment. For a description of these termination provisions, whether or not following a change-in-control, and a quantification of benefits that would be received by these executives, see the heading “Potential Payments upon Termination or Change in Control” below.
Potential Payments upon Termination or Change in Control
Our employment agreements with our named executive officers entitle them to certain severance payments and other benefits in the event of certain types of terminations, which are summarized below.
Termination for Cause
Each of the employment agreements provides that if the named executive officer is terminated by us for “Cause,” the named executive officer will be entitled to receive only his or her base salary then in effect, pro rated to the date of termination, and all fringe benefits through the date of termination, and all of such officer’s vested and unvested options will terminate. For purposes of each of the employment agreements, “Cause” is defined as (a) acts or omissions constituting gross negligence, recklessness or willful misconduct on the part of the executive with respect to the executive’s obligations or otherwise relating to the business of the Company; (b) the executive’s material breach of the employment agreement; (c) the executive’s breach of the Company’s employee nondisclosure and assignment agreement; (d) the executive’s conviction or entry of a plea of nolo contendere for fraud, misappropriation or embezzlement, or any felony or crime of moral turpitude; (e) the executive’s inability to perform the essential functions of the executive’s position, with or without reasonable accommodation, due to a mental or physical disability; (f) the executive’s willful neglect of duties as determined in the sole and exclusive discretion of the Board of Directors, provided that the executive has received written notice of the action or omission giving rise to such determination and has failed to remedy such situation to the satisfaction of the Board of Directors within 30 days following receipt of such written notice, unless the executive’s action or omission is not subject to cure, in which case no such notice shall be required, or (g) the executive’s death.
Termination Without Cause or Termination for Good Reason
Each of the employment agreements provides that if the named executive officer’s employment is terminated by us without Cause, or by the executive for “Good Reason,” the named executive officer will be entitled to receive his or her base salary then in effect, pro rated to the date of termination, as well as a severance package consisting of the following:
•	a severance payment equivalent to 12 months of the executive’s base salary then in effect on the date of termination, payable in accordance with the Company’s regular payroll cycle commencing with the first payroll date occurring on or after the 60th day following the date of the executive’s termination of employment;

•	payment by us of the premiums required to continue the executive’s group health care coverage for a period of 12 months following the executive’s termination, under the applicable provisions of the Consolidated Omnibus Budget Reconciliation Act (“COBRA”), provided that the executive timely elects to continue and remains eligible for these benefits under COBRA, and does not become eligible for health coverage through another employer during this period; and
•	with respect to Mr. Mueller, Dr. Meyer, and Mr. Bachus, acceleration of the vesting of the next annual installment of the options granted to them in November 2008 that would otherwise have vested on the next vesting date following the termination of the executive’s employment.
To receive the severance package, the executive must: (i) comply with all surviving provisions of his or her agreement, including the non-competition, non-solicitation, and confidentiality provisions described below, and (ii) execute a full general release, releasing all claims, known or unknown, that executive may have against us arising out of or in any way related to executive’s employment or termination of employment with us. In addition, for options that previously vested, the executive has until the earlier of three months from the date of separation and the expiration of the applicable option to exercise such option.
For purposes of each of the employment agreements, “Good Reason” is defined as the occurrence of any of the following conditions without the executive’s written consent, which condition remains in effect 30 days after the executive provides written notice to us of such condition: (a) a material reduction in the executive’s base salary as then in effect prior to such reduction, other than as part of a salary reduction program among similar management employees, (b) a material diminution in the executive’s authority, duties or responsibilities as an employee of the Company as they existed prior to such change, or (c) a relocation of the executive’s principal place of work that increases the executive’s one-way commute distance by more than 50 miles; provided that the executive will be deemed to have given consent to any such condition if the executive does not provide written notice to us of his or her intent to exercise such rights within 30 days following the first occurrence of such condition.
Termination Upon a Change in Control
Each of the employment agreements provides that if the named executive officer’s employment is terminated by us without Cause or by the executive for Good Reason, in each case upon or within 12 months following a “Change in Control,” then, in addition to receiving his or her base salary then in effect, pro rated to the date of termination, and the severance package described above, the named executive officer will also be entitled to acceleration of the vesting of all stock options held by such executive that have not yet vested as of the date of such termination. For purposes of each of the employment agreements, “Change in Control” is defined as any one of the following occurrences: (a) any “person” (as such term is used in Sections 13(d) and 14(d) of the Exchange Act), becomes the “beneficial owner” (as such term is defined in Rule 13d-3 promulgated under the Exchange Act), directly or indirectly, of securities of the Company representing more than 50% of the total fair market value or total combined voting power of our then-outstanding securities entitled to vote generally in the election of directors; provided, however, that a Change in Control shall not be deemed to have occurred if such degree of beneficial ownership results from any of the following: (i) an acquisition of securities by any person who on the effective date of the employment agreement was the beneficial owner of more than 50% of such voting power, (ii) any acquisition of securities directly from us including, without limitation, pursuant to or in connection with a public offering of securities, (iii) any acquisition of securities by us, (iv) any acquisition of securities by a trustee or other fiduciary under a Company employee benefit plan, or (v) any acquisition of securities by an entity owned directly or indirectly by stockholders of the Company in substantially the same proportions as their ownership of the voting securities of the Company; (b) the sale or disposition of all or substantially all of the Company’s assets (other than a sale or disposition to one or more subsidiaries of the Company), or any transaction having similar effect is consummated; (c) the Company is party to a merger or consolidation that results in the holders of voting securities of the Company outstanding immediately prior thereto failing to continue to represent (either by remaining outstanding or by being converted into voting securities of the surviving entity) more than 50% of the combined voting power of the voting securities of the Company or such surviving entity outstanding immediately after such merger or consolidation; or (d) the dissolution or liquidation of the Company.

Non-Competition and Non-Solicitation Obligations
Each of the agreements prohibits the executives from engaging in any work that creates an actual conflict of interest with us, and includes customary non-competition and non-solicitation covenants that prohibit the executives, during their employment with us and for 12 months thereafter, from (i) owning (except ownership of less than 1% of any class of securities which are listed for trading on any securities exchange or which are traded in the over the counter market), managing, controlling, participating in, consulting with, rendering services for, or in any manner engaging in the operation of a for-profit, postsecondary education institution or any other business that is in the same line of business as us; (ii) soliciting funds on behalf of, or for the benefit of, any for-profit, postsecondary education institution (other than us) or any other entity that competes with us; (iii) soliciting our current or prospective students to be students for any other for-profit, postsecondary education institution; (iv) inducing or attempting to induce any of our employees to leave our employ, or in any way interfering with the relationship between us and any of our employees; or (v) inducing or attempting to induce any of our students, customers, suppliers, licensees, or other business partners to cease doing business with, or modify its business relationship with, us, or in any way interfere with or hinder the relationship between any such student, customer, supplier, licensee, or business partner and us. Each of the executives has separately entered into a confidentiality agreement with us.
The following table provides information regarding the potential payments upon termination without Cause or for Good Reason, as well upon termination without Cause or for Good Reason after a Change in Control of the Company, which would have been paid to each executive in the event he or she had been terminated as of December 31, 2010. All payments in connection with any such termination will comply with Section 409A of the Code, to the extent Section 409A applies. The actual amounts to be paid out can only be determined at the time of such executive’s separation from the Company.

				Termination without Cause or for Good Reason
	Termination without Cause or for Good Reason			following a Change in Control
			Acceleration of
	Cash		Vesting of			Acceleration of
	Payment	Benefits	Options	Cash Payment	Benefits	Vesting of Options
	($)(1)	($)(2)	($)(3)	($)(1)	($)(2)	($)(3)
Brent D. Richardson	$297,500	$14,681	$—	$297,500	$14,681	$—
Brian E. Mueller	600,000	14,681	1,659,611	600,000	14,681	4,978,834
Dr. W. Stan Meyer	350,000	14,681	663,844	350,000	14,681	1,991,533
Daniel E. Bachus	350,000	14,681	597,461	350,000	14,681	1,792,382
Joseph N. Mildenhall	300,000	11,283	38,400	300,000	11,283	115,200
Christopher C. Richardson	297,500	14,462	—	297,500	14,462	—
Dr. Kathy Player	275,000	5,075	—	275,000	5,075	296,503

(1)	Assumes a termination date of December 31, 2010, and is based on the executive’s salary in effect at such date.

(2)	Reflects the cost related to the continuation of the executive’s health benefits for the period specified.

(3)	Calculated based on an assumed termination date of December 31, 2010 and the closing market price of our common stock on the Nasdaq Global Market on such date, less the applicable exercise price for each option for which vesting is accelerated.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Information relating to this item appears in the sections entitled “Executive Compensation” and “Beneficial Ownership of Common Stock” in our 2011 proxy statement, and such information is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.
Information relating to this item appears in the sections entitled “Corporate Governance and Board Matters — Director Independence” and “Certain Relationships and Related Party Transactions” in our 2011 proxy statement, and such information is incorporated by reference herein.

Item 14.	Principal Accounting Fees and Services
Information relating to this item appears in the section entitled “Proposal No. 6: Ratification of Independent Registered Public Accounting Firm — Fees” in our 2011 proxy statement, and such information is incorporated herein by reference.

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
3. Exhibits

Number	Description	Method of Filing

3.1	Amended and Restated Certificate of Incorporation	Incorporated by reference to Exhibit 3.1 to Amendment No. 6 to the University’s Registration Statement on Form S-1 filed with the SEC on November 12, 2008.

3.2	Second Amended and Restated Bylaws	Incorporated by reference to Exhibit 3.1 to the University’s Current Report on Form 8-K filed with the SEC on August 2, 2010.

4.1	Specimen of Stock Certificate	Incorporated by reference to Exhibit 4.1 to Amendment No. 2 to the University’s Registration Statement on Form S-1 filed with the SEC on September 29, 2008.

4.2	Amended and Restated Investor Rights Agreement, dated September 17, 2008, by and among Grand Canyon Education, Inc. and the other parties named therein	Incorporated by reference to Exhibit 4.2 to Amendment No. 2 to the University’s Registration Statement on Form S-1 filed with the SEC on September 29, 2008.

Number	Description	Method of Filing

10.1	Amended and Restated Executive Employment Agreement, dated September 10, 2008, by and between Grand Canyon Education, Inc. and Brent Richardson†	Incorporated by reference to Exhibit 10.1 to Amendment No. 2 to the University’s Registration Statement on Form S-1 filed with the SEC on September 29, 2008.

10.2	Amended and Restated Executive Employment Agreement, dated September 10, 2008, by and between Grand Canyon Education, Inc. and Christopher Richardson†	Incorporated by reference to Exhibit 10.2 to Amendment No. 2 to the University’s Registration Statement on Form S-1 filed with the SEC on September 29, 2008.

10.3	Executive Employment Agreement, dated September 1, 2008, by and between Grand Canyon Education, Inc. and Kathy Player†	Incorporated by reference to Exhibit 10.1 to the University’s Current Report on Form 8-K filed with the SEC on March 25, 2009.

10.4	2008 Equity Incentive Plan†	Incorporated by reference to Exhibit 10.4 to Amendment No. 2 to the University’s Registration Statement on Form S-1 filed with the SEC on September 29, 2008.

10.5	2008 Employee Stock Purchase Plan†	Incorporated by reference to Exhibit 10.5 to Amendment No. 2 to the University’s Registration Statement on Form S-1 filed with the SEC on September 29, 2008.

10.6	License Agreement, dated June 30, 2004, by and between Blanchard Education, LLC and Significant Education, LLC	Incorporated by reference to Exhibit 10.15 to the University’s Registration Statement on Form S-1 filed with the SEC on May 13, 2008.

10.7	Letter Agreement, dated February 6, 2006, by and between The Ken Blanchard Companies and Grand Canyon University	Incorporated by reference to Exhibit 10.16 to the University’s Registration Statement on Form S-1 filed with the SEC on May 13, 2008.

10.8	Amendment to License Agreement, dated May 8, 2008, by and between Blanchard Education, LLC and Grand Canyon Education, Inc.	Incorporated by reference to Exhibit 10.17 to the University’s Registration Statement on Form S-1 filed with the SEC on May 13, 2008.

10.9	Collaboration Agreement, dated July 11, 2005, by and between Mind Streams, LLC and Significant Education, LLC (as supplemented by Project One and Project Two)	Incorporated by reference to Exhibit 10.18 to Amendment No. 1 to the University’s Registration Statement on Form S-1 filed with the SEC on August 13, 2008.

10.10	Executive Employment Agreement, dated June 25, 2008, by and between Grand Canyon Education, Inc. and Daniel E. Bachus†	Incorporated by reference to Exhibit 10.19 to Amendment No. 1 to the University’s Registration Statement on Form S-1 filed with the SEC on August 13, 2008.

10.11	Executive Employment Agreement, dated June 25, 2008, by and between Grand Canyon Education, Inc. and Brian E. Mueller†	Incorporated by reference to Exhibit 10.20 to Amendment No. 1 to the University’s Registration Statement on Form S-1 filed with the SEC on August 13, 2008.

10.12	Executive Employment Agreement, dated June 25, 2008, by and between Grand Canyon Education, Inc. and W. Stan Meyer†	Incorporated by reference to Exhibit 10.21 to Amendment No. 1 to the University’s Registration Statement on Form S-1 filed with the SEC on August 13, 2008.

Number	Description	Method of Filing

10.13	Form of Director and Officer Indemnity Agreement	Incorporated by reference to Exhibit 10.21 to Amendment No. 2 to the University’s Registration Statement on Form S-1 filed with the SEC on September 29, 2008.

10.14	Purchase and Sale Agreement, dated April 27, 2009, by and among Grand Canyon Education, Inc., Spirit Master Funding, LLC, and Spirit Management Company	Incorporated by reference to Exhibit 10.1 to the University’s Quarterly Report on Form 10-Q filed with the SEC on August 3, 2009.

10.15	Loan Agreement, dated April 27, 2009, by and between Grand Canyon Education, Inc. and Bank of America, N.A.	Incorporated by reference to Exhibit 10.2 to the University’s Quarterly Report on Form 10-Q filed with the SEC on August 3, 2009.

10.16	Employment Agreement, dated September 16, 2009, by and between Grand Canyon Education, Inc. and Joseph N. Mildenhall†	Incorporated by reference to Exhibit 10.1 to the University’s Quarterly Report on Form 10-Q filed with the SEC on November 4, 2009.

10.17	Amendment No. 1 to Loan Agreement, dated June 9, 2010, between Grand Canyon Education, Inc. and Bank of America, N.A.	Incorporated by reference to Exhibit 10.1 to the University’s Quarterly Report on Form 10-Q filed with the SEC on August 9, 2010.

10.18	Asset Purchase Agreement, dated December 30, 2010, between Grand Canyon Education, Inc. and Mind Streams, L.L.C.	Incorporated by reference to Exhibit 10.18 to the University’s Annual Report on Form 10-K filed with the SEC on February 22, 2011.

23.1	Consent of Independent Registered Public Accounting Firm	Filed herewith.

24.1	Power of Attorney	Previously filed with the University’s Annual Report on Form 10-K filed with the SEC on February 22, 2011.

31.1	Certification of the Chief Executive Officer Pursuant to Rule 13a-14(a) and 15d-14(a) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith.

31.2	Certification of the Chief Financial Officer Pursuant to Rule 13a-14(a) and 15d-14(a) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith.

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002††	Filed herewith.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002††	Filed herewith.

Significant Education, LLC is the predecessor to Significant Education, Inc., which is the former name of Grand Canyon Education, Inc.

†	Indicates a management contract or any compensatory plan, contract or arrangement.
††	This certification is being furnished solely to accompany this report pursuant to 18 U.S.C. Section 1350, and is not being filed for purposes of Section 18 of the Exchange Act, and is not to be incorporated by reference into any filings of the University, whether made before or after the date hereof, regardless of any general incorporation language in such filing.

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

Signature	Title	Date

/s/ Brian E. Mueller Brian E. Mueller	Chief Executive Officer and Director (Principal Executive Officer)	November 14, 2011

/s/ Daniel E. Bachus Daniel E. Bachus	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	November 14, 2011

/s/ * Brent D. Richardson	Executive Chairman	November 14, 2011

/s/ * Christopher C. Richardson	Director	November 14, 2011

/s/ * David J. Johnson	Director	November 14, 2011

/s/ * Jack A. Henry	Director	November 14, 2011

Bradley A. Casper	Director	November 14, 2011

/s/ *	Director	November 14, 2011
D. Mark Dorman

/s/ * Chad N. Heath	Director	November 14, 2011

* By:	/s/ Daniel E. Bachus Daniel E. Bachus
Attorney-in-Fact

EXHIBIT INDEX

Number	Description	Method of Filing

3.1	Amended and Restated Certificate of Incorporation	Incorporated by reference to Exhibit 3.1 to Amendment No. 6 to the University’s Registration Statement on Form S-1 filed with the SEC on November 12, 2008.

3.2	Second Amended and Restated Bylaws	Incorporated by reference to Exhibit 3.1 to the University’s Current Report on Form 8-K filed with the SEC on August 2,2010.

4.1	Specimen of Stock Certificate	Incorporated by reference to Exhibit 4.1 to Amendment No. 2 to the University’s Registration Statement on Form S-1 filed with the SEC on September 29, 2008.

4.2	Amended and Restated Investor Rights Agreement, dated September 17, 2008, by and among Grand Canyon Education, Inc. and the other parties named therein	Incorporated by reference to Exhibit 4.2 to Amendment No. 2 to the University’s Registration Statement on Form S-1 filed with the SEC on September 29, 2008.

10.1	Amended and Restated Executive Employment Agreement, dated September 10, 2008, by and between Grand Canyon Education, Inc. and Brent Richardson†	Incorporated by reference to Exhibit 10.1 to Amendment No. 2 to the University’s Registration Statement on Form S-1 filed with the SEC on September 29, 2008.

10.2	Amended and Restated Executive Employment Agreement, dated September 10, 2008, by and between Grand Canyon Education, Inc. and Christopher Richardson†	Incorporated by reference to Exhibit 10.2 to Amendment No. 2 to the University’s Registration Statement on Form S-1 filed with the SEC on September 29, 2008.

10.3	Executive Employment Agreement, dated September 1, 2008, by and between Grand Canyon Education, Inc. and Kathy Player†	Incorporated by reference to Exhibit 10.1 to the University’s Current Report on Form 8-K filed with the SEC on March 25, 2009.

10.4	2008 Equity Incentive Plan†	Incorporated by reference to Exhibit 10.4 to Amendment No. 2 to the University’s Registration Statement on Form S-1 filed with the SEC on September 29, 2008.

10.5	2008 Employee Stock Purchase Plan†	Incorporated by reference to Exhibit 10.5 to Amendment No. 2 to the University’s Registration Statement on Form S-1 filed with the SEC on September 29, 2008.

10.6	License Agreement, dated June 30, 2004, by and between Blanchard Education, LLC and Significant Education, LLC	Incorporated by reference to Exhibit 10.15 to the University’s Registration Statement on Form S-1 filed with the SEC on May 13, 2008.

10.7	Letter Agreement, dated February 6, 2006, by and between The Ken Blanchard Companies and Grand Canyon University	Incorporated by reference to Exhibit 10.16 to the University’s Registration Statement on Form S-1 filed with the SEC on May 13, 2008.

10.8	Amendment to License Agreement, dated May 8, 2008, by and between Blanchard Education, LLC and Grand Canyon Education, Inc.	Incorporated by reference to Exhibit 10.17 to the University’s Registration Statement on Form S-1 filed with the SEC on May 13, 2008.

Number	Description	Method of Filing

10.9	Collaboration Agreement, dated July 11, 2005, by and between Mind Streams, LLC and Significant Education, LLC (as supplemented by Project One and Project Two)	Incorporated by reference to Exhibit 10.18 to Amendment No. 1 to the University’s Registration Statement on Form S-1 filed with the SEC on August 13, 2008.

10.10	Executive Employment Agreement, dated June 25, 2008, by and between Grand Canyon Education, Inc. and Daniel E. Bachus†	Incorporated by reference to Exhibit 10.19 to Amendment No. 1 to the University’s Registration Statement on Form S-1 filed with the SEC on August 13, 2008.

10.11	Executive Employment Agreement, dated June 25, 2008, by and between Grand Canyon Education, Inc. and Brian E. Mueller†	Incorporated by reference to Exhibit 10.20 to Amendment No. 1 to the University’s Registration Statement on Form S-1 filed with the SEC on August 13, 2008.

10.12	Executive Employment Agreement, dated June 25, 2008, by and between Grand Canyon Education, Inc. and W. Stan Meyer†	Incorporated by reference to Exhibit 10.21 to Amendment No. 1 to the University’s Registration Statement on Form S-1 filed with the SEC on August 13, 2008.

10.13	Form of Director and Officer Indemnity Agreement	Incorporated by reference to Exhibit 10.21 to Amendment No. 2 to the University’s Registration Statement on Form S-1 filed with the SEC on September 29, 2008.

10.14	Purchase and Sale Agreement, dated April 27, 2009, by and among Grand Canyon Education, Inc., Spirit Master Funding, LLC, and Spirit Management Company	Incorporated by reference to Exhibit 10.1 to the University’s Quarterly Report on Form 10-Q filed with the SEC on August 3, 2009.

10.15	Loan Agreement, dated April 27, 2009, by and between Grand Canyon Education, Inc. and Bank of America, N.A.	Incorporated by reference to Exhibit 10.2 to the University’s Quarterly Report on Form 10-Q filed with the SEC on August 3, 2009.

10.16	Employment Agreement, dated September 16, 2009, by and between Grand Canyon Education, Inc. and Joseph N. Mildenhall†	Incorporated by reference to Exhibit 10.1 to the University’s Quarterly Report on Form 10-Q filed with the SEC on November 4, 2009.

10.17	Amendment No. 1 to Loan Agreement, dated June 9, 2010, between Grand Canyon Education, Inc. and Bank of America, N.A.	Incorporated by reference to Exhibit 10.1 to the University’s Quarterly Report on Form 10-Q filed with the SEC on August 9, 2010.

10.18	Asset Purchase Agreement, dated December 30, 2010, between Grand Canyon Education, Inc. and Mind Streams, L.L.C.	Incorporated by reference to Exhibit 10.18 to the University’s Annual Report on Form 10-K filed with the SEC on February 22, 2011.

23.1	Consent of Independent Registered Public Accounting Firm	Filed herewith.

24.1	Power of Attorney	Previously filed with the University’s Annual Report on Form 10-K filed with the SEC on February 22, 2011.

31.1	Certification of the Chief Executive Officer Pursuant to Rule 13a-14(a) and 15d-14(a) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith.

Number	Description	Method of Filing

31.2	Certification of the Chief Financial Officer Pursuant to Rule 13a-14(a) and 15d-14(a) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith.

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002††	Filed herewith.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002††	Filed herewith.

Significant Education, LLC is the predecessor to Significant Education, Inc., which is the former name of Grand Canyon Education, Inc.

†	Indicates a management contract or any compensatory plan, contract or arrangement.

††	This certification is being furnished solely to accompany this report pursuant to 18 U.S.C. Section 1350, and is not being filed for purposes of Section 18 of the Exchange Act, and is not to be incorporated by reference into any filings of the University, whether made before or after the date hereof, regardless of any general incorporation language in such filing.