Form 10-Q/A
period 2011-03-31
Grand Canyon Education, Inc.
filed 2011-11-14
CIK 1434588

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A

Amendment No.1 to Form 10-Q
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The total number of shares of common stock outstanding as of November 1, 2011, was 44,331,047.

Explanatory Note
This Amendment No. 1 to Form 10-Q (the “Form 10-Q/A”) is being filed by Grand Canyon Education, Inc. (the “University”) to amend and restate its Quarterly Report on Form 10-Q for the three months ended March 31, 2011 filed with the United States Securities and Exchange Commission (“SEC”) on May 9, 2011 (the “Original Form 10-Q”). The purpose of this Quarterly Report on Form 10-Q/A is to amend and restate our condensed financial statements, financial data and related disclosures to reflect a correction in methodology relating to the manner in which the University estimates its allowance for doubtful accounts, as discussed in Note 2 to the accompanying restated financial statements. This correction, which is described below, requires the University to restate its audited financial statements for the year ended December 31, 2010 and its unaudited interim financial statements for the quarters ended June 30, 2010, September 30, 2010, March 31, 2011 and June 30, 2011. The University has filed an Amended Annual Report on Form 10-K/A for the year ended December 31, 2010 with the SEC on November 14, 2011 immediately preceding the filing of this report.
Restatement of Previously Issued Financial Statements
We are filing this Form 10-Q/A as a result of the correction of an error in our methodology relating to the manner in which we estimate our allowance for doubtful accounts, which requires us to restate our financial statements for the year ended December 31, 2010 and our unaudited interim financial statements for the quarter ended March 31, 2011.
In recent periods, we experienced a significant change in the composition of our receivable balances since our transition to the borrower-based financial aid model in the second quarter of 2010 in which the receivables due from former students had grown as a percentage of the total amount outstanding. However, our historical process for estimating the allowance for doubtful accounts did not consider the disaggregation of receivable balances by student based on enrollment status. As a result, the growth in the inactive student receivables was not evident when making our allowance estimate in prior periods. As our collection experience indicates that receivables from former students carry a higher risk, this disaggregated information should have been considered in determining the probability of loss within our receivables. If such information had been evaluated, we would have increased the allowance for doubtful accounts to reflect the increased risk profile of the receivables in prior periods. Accordingly, the Audit Committee of the Board of Directors, together with management and in consultation with Ernst & Young LLP, our independent registered public accounting firm, determined that, because management should have taken the additional steps necessary to develop the disaggregated information for use in the analysis of reserve requirements and resulting allowance for doubtful accounts, the financial statements for the fiscal year ended December 31, 2010 and for the quarters ended June 30, 2010, September 30, 2010, March 31, 2011 and June 30, 2011 should be restated to correct the allowance for doubtful accounts.

As a result, the University concluded that it understated bad debt expense and overstated operating income and net income, by approximately $3.0 million, $3.0 million, and $1.8 million, respectively, for the three months ended March 31, 2011. Accordingly, we have restated:
•	Our balance sheet as of March 31, 2011 by increasing our allowance for doubtful accounts by $3.0 million; and

•
Our income statement for the three months ended March 31, 2011 by increasing instructional costs and services expense by $3.0 million and decreasing operating income and net income by $3.0 million and $1.8 million, respectively.

As a result of this restatement, amounts in our statements of cash flows and stockholders’ equity for the three months ended March 31, 2011 have also been restated. Our total cash flows from operations for the three months ended March 31, 2011 remains unchanged. A summary of the effects of this restatement to our financial statements included within this Form 10-Q/A is presented in Note 2 in the accompanying notes to financial statements.
This Form 10-Q/A includes changes in Part I, Item 4 — Controls and Procedures and reflects management’s restated assessment of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2011. This restatement of management’s assessment regarding disclosure controls and procedures results from a material weakness in our internal control over financial reporting relating to the above described restatements. The information required in this restatement was previously omitted and should have been reported in our Original Form 10-Q. As of the date of this filing, we have implemented certain changes in our internal controls to address this material weakness. See Part I, Item 4 — Controls and Procedures.
For the convenience of the reader, this Form 10-Q/A sets forth the Original Form 10-Q in its entirety, as modified and superseded where necessary to reflect the restatement. The following items have been amended principally as a result of, and to reflect, the restatement:
•	Part I — Item 1. Financial Statements;

•	Part I — Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations; and

•	Part I — Item 4. Controls and Procedures

•	Part II — Item 6. Exhibits.
In accordance with applicable SEC rules, this Form 10-Q/A includes certifications from our Principal Executive Officer and Principal Financial Officer dated as of the date of this filing.

GRAND CANYON EDUCATION, INC.
FORM 10-Q
INDEX

Page

PART I — FINANCIAL INFORMATION

Item 1 Financial Statements	5

Item 2 Management’s Discussion and Analysis of Financial Condition and Results of Operations	17

Item 3 Quantitative and Qualitative Disclosures About Market Risk	22

Item 4 Controls and Procedures	22

PART II — OTHER INFORMATION	22

Item 1 Legal Proceedings	22

Item 1A Risk Factors	22

Item 2 Unregistered Sales of Equity Securities and Use of Proceeds	22

Item 3 Defaults Upon Senior Securities	23

Item 4 Reserved	23

Item 5 Other Information	23

Item 6 Exhibits	23

SIGNATURES	24

Exhibit 31.1
Exhibit 31.2
Exhibit 32.1
Exhibit 32.2
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements
GRAND CANYON EDUCATION, INC.
Income Statements
(Unaudited)

	Three Months Ended
	March 31,
(In thousands, except per share data)	2011	2010
	Restated
Net revenue	$101,709	$89,326
Costs and expenses:
Instructional costs and services	48,875	36,660
Selling and promotional, including $401 and $2,347 to related parties for March 31, 2011 and 2010, respectively	29,832	26,876
General and administrative	6,832	6,104
Exit costs	—	89

Total costs and expenses	85,539	69,729

Operating income	16,170	19,597
Interest expense	(107)	(344)
Interest income	32	61

Income before income taxes	16,095	19,314
Income tax expense	6,614	7,834

Net income	$9,481	$11,480

Earnings per share:
Basic income per share	$0.21	$0.25

Diluted income per share	$0.21	$0.25

Basic weighted average shares outstanding	45,590	45,674

Diluted weighted average shares outstanding	46,089	46,325

The accompanying notes are an integral part of these financial statements.

GRAND CANYON EDUCATION, INC.
Statements of Comprehensive Income
(Unaudited)

	Three Months Ended
	March 31,
(In thousands)	2011	2010
	Restated
Net income	$9,481	$11,480
Other comprehensive income, net of tax:
Unrealized gains (losses) on hedging derivatives	53	(147)
Unrealized losses on available for sale securities	—	(4)
Realized gains on available for sale securities	—	(19)

Comprehensive income	$9,534	$11,310

The accompanying notes are an integral part of these financial statements.

GRAND CANYON EDUCATION, INC.
Balance Sheets

	March 31,	December 31,
(In thousands, except par value)	2011	2010
	(Unaudited)
	Restated
Current assets
Cash and cash equivalents	$30,243	$33,637
Restricted cash and cash equivalents	49,740	52,178
Accounts receivable, net of allowance for doubtful accounts of $31,366 (Restated) and $30,112 at March 31, 2011 and December 31, 2010, respectively	13,972	17,983
Income taxes receivable	2,213	8,415
Deferred income taxes	16,563	16,078
Other current assets	4,578	4,834

Total current assets	117,309	133,125
Property and equipment, net	140,655	123,999
Restricted cash	445	760
Prepaid royalties	6,396	6,579
Goodwill	2,941	2,941
Deferred income taxes	2,487	2,800
Other assets	5,254	4,892

Total assets	$275,487	$275,096

LIABILITIES AND STOCKHOLDERS’ EQUITY:
Current liabilities
Accounts payable	$27,072	$15,693
Accrued compensation and benefits	15,144	13,633
Accrued liabilities	7,453	9,477
Accrued litigation loss	5,200	5,200
Accrued exit costs	40	64
Income taxes payable	1,223	829
Student deposits	46,127	48,873
Deferred revenue	19,218	15,034
Due to related parties	1,958	10,346
Current portion of capital lease obligations	1,638	1,673
Current portion of notes payable	1,957	2,026

Total current liabilities	127,030	122,848
Capital lease obligations, less current portion	10	151
Other noncurrent liabilities	2,679	2,715
Notes payable, less current portion	21,432	21,881

Total liabilities	151,151	147,595

Commitments and contingencies
Stockholders’ equity
Preferred stock, $0.01 par value, 10,000 shares authorized; 0 shares issued and outstanding at March 31, 2011 and December 31, 2010	—	—
Common stock, $0.01 par value, 100,000 shares authorized; 45,812 and 45,811 shares issued and 44,817 and 45,761 shares outstanding at March 31, 2011 and December 31, 2010, respectively	458	458
Treasury stock, at cost, 995 and 50 shares of common stock at March 31, 2011 and December 31, 2010, respectively	(14,993)	(782)
Additional paid-in capital	78,961	77,449
Accumulated other comprehensive loss	(392)	(445)
Accumulated earnings	60,302	50,821

Total stockholders’ equity	124,336	127,501

Total liabilities and stockholders’ equity	$275,487	$275,096

The accompanying notes are an integral part of these financial statements.

GRAND CANYON EDUCATION, INC.
Statement of Stockholders’ Equity
(In thousands)
(Unaudited)

						Accumulated
					Additional	Other
	Common Stock		Treasury Stock		Paid-in	Comprehensive	Accumulated
	Shares	Par Value	Shares	Stated Value	Capital	Loss	Earnings	Total
							Restated	Restated
Balance at December 31, 2010	45,811	$458	50	$(782)	$77,449	$(445)	$50,821	$127,501
Net income	—	—	—	—	—	—	9,481	9,481
Unrealized gain on hedging derivative, net of taxes of $21	—	—	—	—	—	53	—	53
Common stock purchased for treasury	—	—	945	(14,211)	—	—	—	(14,211)
Exercise of stock options	1	—	—	—	13	—	—	13
Excess tax benefits from share-based compensation	—	—	—	—	69	—	—	69
Share-based compensation	—	—	—	—	1,430	—	—	1,430

Balance at March 31, 2011	45,812	$458	995	$(14,993)	$78,961	$(392)	$60,302	$124,336

The accompanying notes are an integral part of these financial statements.

GRAND CANYON EDUCATION, INC.
Statements of Cash Flows
(Unaudited)

	Three Months Ended March 31,
(In thousands)	2011	2010
	Restated
Cash flows provided by operating activities:
Net income	$9,481	$11,480
Adjustments to reconcile net income to net cash provided by operating activities:
Share-based compensation	1,430	1,037
Excess tax benefits from share-based compensation	—	(492)
Amortization of debt issuance costs	15	16
Provision for bad debts	10,034	4,774
Depreciation and amortization	3,826	2,661
Exit costs	(24)	(479)
Deferred income taxes	(224)	(27)
Other	—	(39)
Changes in assets and liabilities:
Accounts receivable	(6,023)	(4,862)
Prepaid expenses and other	(52)	(1,655)
Due to/from related parties	(8,388)	1,400
Accounts payable	5,748	1,912
Accrued liabilities	(513)	5,024
Income taxes receivable/payable	6,665	6,251
Student deposits	(2,746)	1,911
Deferred revenue	4,184	20,168

Net cash provided by operating activities	23,413	49,080

Cash flows used in investing activities:
Capital expenditures	(14,668)	(11,591)
Change in restricted cash and cash equivalents	2,753	(2,931)
Proceeds from sale or maturity of investments	—	487

Net cash used in investing activities	(11,915)	(14,035)

Cash flows (used in) provided by financing activities:
Principal payments on notes payable and capital lease obligations	(694)	(727)
Purchase of treasury stock	(14,211)	—
Excess tax benefits from share-based compensation	—	492
Net proceeds from exercise of stock options	13	502

Net cash (used in) provided by financing activities	(14,892)	267

Net (decrease) increase in cash and cash equivalents	(3,394)	35,312
Cash and cash equivalents, beginning of period	33,637	62,571

Cash and cash equivalents, end of period	$30,243	$97,883

Supplemental disclosure of cash flow information
Cash paid for interest	$107	$195
Cash paid for income taxes	$219	$1,598
Supplemental disclosure of non-cash investing and financing activities
Purchases of property and equipment included in accounts payable	$5,631	$(1,357)
Tax benefit of Spirit warrant intangible	$70	$259
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
2. Restatement of Financial Statements
On November 3, 2011, the University determined that there was an error in the methodology it used to estimate its allowance for doubtful accounts and that its financial statements for the three months ended March 31, 2011 needed to be restated.
In recent periods, the University experienced a significant change in the composition of its receivable balances since its transition to the borrower-based financial aid model in the second quarter of 2010 in which the receivables due from former students had grown as a percentage of the total amount outstanding. However, the University’s historical process for estimating the allowance for doubtful accounts did not consider the disaggregation of receivable balances by student based on enrollment status. As a result, the growth in the inactive student receivables was not evident when making the allowance estimate in prior periods. As the University’s collection experience indicates that receivables from former students carry a higher risk, this disaggregated information should have been considered in determining the probability of loss within the University’s receivables. If such information had been evaluated, management would have increased the allowance for doubtful accounts to reflect the increased risk profile of the receivables in prior periods. Accordingly, the Audit Committee of the Board of Directors together with management, determined that, because management should have taken the additional steps necessary to develop the disaggregated information for use in the analysis of reserve requirements and resulting allowance for doubtful accounts, the financial statements for the fiscal year ended December 31, 2010 and for the quarters ended June 30, 2010, September 30, 2010, March 31, 2011 and June 30, 2011 should be restated to correct the allowance for doubtful accounts.
The following table summarizes the unaudited quarterly results of operations as originally reported and as restated for the three months ended March 31, 2011.

	2011
	First Quarter	First Quarter
	As Reported	As Restated
Net revenue	$101,709	$101,709
Costs and expenses:
Instructional costs and services	45,830	48,875
Selling and promotional	29,832	29,832
General and administrative	6,832	6,832

Total costs and expenses	82,494	85,539

Operating income	19,215	16,170
Net interest expense	(75)	(75)

Income before income taxes	19,140	16,095
Income tax expense	7,842	6,614

Net income	$11,298	$9,481

Earnings per share:
Basic income per share(1)	$0.25	$0.21

Diluted income per share(1)	$0.25	$0.21

Basic weighted average shares outstanding	45,590	45,590

Diluted weighted average shares outstanding	46,089	46,089

(1)	The sum of quarterly income per share may not equal annual income per share due to rounding.
The following is a summary of the changes on the University’s balance sheet.

	As of March 31, 2011
	As Reported	As Restated
Accounts receivable, net of allowance for doubtful accounts of $13,169 (As Reported) and $31,366 (As Restated)	32,369	13,972
Deferred income taxes	9,143	16,563
Total current assets	128,286	117,309
Total assets	286,464	275,487
Accumulated earnings	71,278	60,302
Total stockholders’ equity	135,313	124,336
Total liabilities and stockholders’ equity	286,464	275,487
The following is a summary of the changes on the University’s statement of cash flows.

	Three Months Ended
	March 31, 2011
	As Reported	As Restated
Net income	11,298	9,481
Provision for bad debts	6,988	10,034
Deferred income taxes	1,004	(224)
Net cash provided by operating activities	23,413	23,413
3. Summary of Significant Accounting Policies
Unaudited Interim Financial Information
The accompanying unaudited interim financial statements of the University have been prepared in accordance with U.S. generally accepted accounting principles, consistent in all material respects with those applied in its financial statements included in its Annual Report on Form 10-K/A for the fiscal year ended December 31, 2010. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. Such interim financial information is unaudited but reflects all adjustments that in the opinion of management are necessary for the fair presentation of the interim periods presented. Interim results are not necessarily indicative of results for a full year. This Quarterly Report on Form 10-Q/A should be read in conjunction with the University’s audited financial statements and footnotes included in its Annual Report on Form 10-K/A for the fiscal year ended December 31, 2010 from which the December 31, 2010 balance sheet information was derived.
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
Instructional Costs and Services
Instructional costs and services consist primarily of costs related to the administration and delivery of the University’s educational programs. This expense category includes salaries, benefits and share-based compensation for full-time and adjunct faculty and administrative personnel, information technology costs, bad debt expense, curriculum and new program development costs (which are expensed as incurred) and costs associated with other support groups that provide services directly to the students. This category also includes an allocation of depreciation, amortization, royalty to former owner, rent, and occupancy costs attributable to the provision of educational services, primarily at the University’s Phoenix, Arizona campus.
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
5. Valuation and Qualifying Accounts

	Balance at			Balance at
	Beginning of	Charged to		End of
	Period	Expense	Deductions(1)	Period
Allowance for doubtful accounts receivable:
Three months ended March 31, 2011 (Restated)	$30,112	10,034	(8,780)	$31,366
Three months ended March 31, 2010	$7,553	4,774	(4,479)	$7,848

(1)	Deductions represent accounts written off, net of recoveries.
6. Property and Equipment
Property and equipment consist of the following:

		As of
	As of March	December 31,
	31, 2011	2010
Land	$8,282	$8,282
Land improvements	1,597	1,597
Buildings	49,939	48,323
Equipment under capital leases	4,502	4,502
Leasehold improvements	11,835	11,407
Computer equipment	38,796	36,742
Furniture, fixtures and equipment	11,896	11,401
Internally developed software	4,390	3,825
Other	1,098	998
Construction in progress	36,390	21,349

	168,725	148,426
Less accumulated depreciation and amortization	(28,070)	(24,427)

Property and equipment, net	$140,655	$123,999

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
12. Subsequent Events
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
The following discussion and analysis of our financial condition and results of operations has been restated to reflect the restatement of the balance sheet and statements of income, stockholders’ equity and cash flows for the quarter ended March 31, 2011 and should be read in conjunction with our financial statements and related notes that appear elsewhere in this report.
Forward-Looking Statements
This Quarterly Report on Form 10-Q/A, including Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations, contains certain “forward-looking statements,” which include information relating to future events, future financial performance, strategies, expectations, competitive environment, regulation, and availability of resources. These forward-looking statements include, without limitation, statements regarding: proposed new programs; expectations that regulatory developments or other matters will not have a material adverse effect on our financial position, results of operations, or liquidity; statements concerning projections, predictions, expectations, estimates, or forecasts as to our business, financial and operational results, and future economic performance; and statements of management’s goals and objectives and other similar expressions concerning matters that are not historical facts. Words such as “may,” “should,” “could,” “would,” “predicts,” “potential,” “continue,” “expects,” “anticipates,” “future,” “intends,” “plans,” “believes,” “estimates” and similar expressions, as well as statements in future tense, identify forward-looking statements.
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
Additional factors that could cause actual results to differ from those discussed in the forward-looking statements include, but are not limited to, those described in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K/A for the fiscal year ended December 31, 2010, as updated in our subsequent reports filed with the Securities and Exchange Commission (“SEC”), including any updates found in Part II, Item 1A of this Quarterly Report on Form 10-Q/A or our other reports on Form 10-Q or 10-Q/A. You should not put undue reliance on any forward-looking statements. Forward-looking statements speak only as of the date the statements are made and we assume no obligation to update forward-looking statements to reflect actual results, changes in assumptions, or changes in other factors affecting forward-looking information, except to the extent required by applicable securities laws. If we do update one or more forward-looking statements, no inference should be drawn that we will make additional updates with respect to those or other forward-looking statements.

Restatement of Financial Statements
The University is filing this Form 10-Q/A as a result of the correction of an error in the University’s methodology relating to the manner in which the University estimates its allowance for doubtful accounts, which requires the University to restate its financial statements for the year ended December 31, 2010 and its unaudited interim financial statements for the quarter ended March 31, 2011.
In recent periods, the University experienced a significant change in the composition of its receivable balances since its transition to the borrower-based financial aid model in the second quarter of 2010 in which the receivables due from former students had grown as a percentage of the total amount outstanding. However, the University’s historical process for estimating the allowance for doubtful accounts did not consider the disaggregation of receivable balances by student based on enrollment status. As a result, the growth in the inactive student receivables was not evident when making the allowance estimate in prior periods. As the University’s collection experience indicates that receivables from former students carry a higher risk, this disaggregated information should have been considered in determining the probability of loss within the University’s receivables. If such information had been evaluated, management would have increased the allowance for doubtful accounts to reflect the increased risk profile of the receivables in prior periods. Accordingly, the Audit Committee of the Board of Directors, together with management and in consultation with Ernst & Young LLP, the University’s independent registered public accounting firm, determined that, because management should have taken the additional steps necessary to develop the disaggregated information for use in the analysis of reserve requirements and resulting allowance for doubtful accounts, the financial statements for the fiscal year ended December 31, 2010 and for the quarters ended June 30, 2010, September 30, 2010, March 31, 2011 and June 30, 2011 should be restated to correct the allowance for doubtful accounts.
As a result, the University concluded that it understated bad debt expense and overstated operating income and net income, by approximately $3.0 million, $3.0 million, and $1.8 million, respectively, for the three months ended March 31, 2011. Accordingly, we have restated:
•	Our balance sheet as of March 31, 2011 by increasing our allowance for doubtful accounts by $3.0 million; and

•
Our income statement for the three months ended March 31, 2011 by increasing instructional costs and services expense by $3.0 million and decreasing operating income and net income by $3.0 million and $1.8 million, respectively.

As a result of this restatement, amounts in our statements of cash flows and stockholders’ equity for the three months ended March 31, 2011 have also been restated. Our total cash flows from operations for the three months ended March 31, 2011 remains unchanged. A summary of the effects of this restatement to our financial statements included within this Form 10-Q/A is presented in Note 2 in the accompanying notes to financial statements.

Overview
We are a regionally accredited provider of postsecondary education services focused on offering graduate and undergraduate degree programs in our core disciplines of education, business, healthcare, and liberal arts. We offer programs online as well as ground programs at our approximately 100 acre traditional campus in Phoenix, Arizona and onsite at the facilities of employers.
At March 31, 2011, we had approximately 42,500 students, an increase of 9.4% over the approximately 38,900 students we had at March 31, 2010. At March 31, 2011, 90.9% of our students were enrolled in our online programs, and 45.8% of our online students were pursuing master’s or doctoral degrees. In addition, revenue per student increased between periods as we increased tuition prices for students in our online and professional studies programs by 0.0% to 5.7%, depending on the program, with an estimated blended rate increase of 3.5% for our 2010-11 academic year, as compared to tuition price increases for students in our online and professional studies programs of 2.3% to 15.5% for our 2009-10 academic year, depending on the program, with an estimated blended rate increase of 5.0% for the prior academic year. Tuition for our traditional ground programs had no increase for our 2010-11 academic year, as compared to an increase of 6.6% for the prior academic year. In addition, we experienced an increase in the number of students taking four credit courses between years. Operating income was $16.2 million for the three months ended March 31, 2011, a decrease of $3.4 million over the $19.6 million in operating income for the three months ended March 31, 2010.
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
Critical Accounting Policies and Use of Estimates
Our critical accounting policies are disclosed in our Annual Report on Form 10-K/A for the fiscal year ended December 31, 2010. During the three months ended March 31, 2011, there have been no significant changes in our critical accounting policies.
Key Trends, Developments and Challenges
Our key trends, developments and challenges are disclosed in our Annual Report on Form 10-K/A for the fiscal year ended December 31, 2010. During the three months ended March 31, 2011, there have been no significant changes in these trends. See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Key Trends, Developments and Challenges” in our Annual Report on Form 10-K/A for our fiscal year ended December 31, 2010, which is incorporated herein by reference.

Results of Operations
The following table sets forth income statement data as a percentage of net revenue for each of the periods indicated:

	Three Months Ended March 31,
	2011	2010
Net revenue	100.0%	100.0%
Operating expenses
Instructional costs and services	48.1	41.0
Selling and promotional	29.3	30.1
General and administrative	6.7	6.8
Exit costs	0.0	0.1

Total operating expenses	84.1	78.1

Operating income	15.9	21.9
Interest expense	(0.1)	(0.4)
Interest income	0.0	0.1

Income before income taxes	15.8	21.6
Income tax expense	6.5	8.8

Net income	9.3	12.9

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
Instructional costs and services expenses. Our instructional costs and services expenses for the quarter ended March 31, 2011 were $48.9 million, an increase of $12.2 million, or 33.3%, as compared to instructional costs and services expenses of $36.7 million for the quarter ended March 31, 2010. This increase was primarily due to increases in instructional compensation and related expenses, faculty compensation, bad debt expense, depreciation and amortization, and instructional supplies of $3.3 million, $2.6 million, $5.3 million, $0.9 million, and $0.8 million, respectively, partially offset by a decrease in other miscellaneous instructional costs and services of $0.7 million. These increases are primarily attributable to the increased headcount (both staff and faculty) needed to provide student instruction and support services, including increased occupancy and equipment costs for the increased headcount, to support the increase in enrollments. Our instructional costs and services expenses as a percentage of net revenue increased by 7.1% to 48.1% for the quarter ended March 31, 2011, as compared to 41.0% for the quarter ended March 31, 2010 primarily due to an increase in faculty compensation as a percentage of revenue as we have seen decreases in class size as the result of increasing the number of starts, an increase in employee compensation and related expenses as a percentage of revenue, and increased instructional supplies due to increased licensing fees related to educational resources and continued improvement in curriculum development and new and enhanced innovative educational tools, partially offset by our ability to leverage the fixed cost structure of our campus-based facilities and ground faculty across an increasing revenue base. In addition, bad debt expense increased to $10.0 million or 9.9% of net revenues in the first quarter of 2011 from $4.8 million or 5.3% of revenues in the first quarter of 2010 as a result of an increase in aged receivables between periods primarily due to the current economic conditions and the conversion to BBAY.
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
Income tax expense. Income tax expense for the quarters ended March 31, 2011 and 2010 were $6.6 million and $7.8 million, respectively. In the first quarter of 2011, legislation was enacted by the state of Arizona implementing a gradual reduction in the corporate tax rate beginning in 2014 that will be fully phased in by 2017. As a result of this legislation we were required to adjust our deferred tax balances to account for the effect of the new state tax rate, which resulted in higher state income taxes for the first quarter of 2011. Excluding the state tax rate adjustment for our deferred balances, our effective tax rate was 40.0% during the first quarter of 2011 compared to 40.6% during the first quarter of 2010.
Net income. Our net income for the quarter ended March 31, 2011 was $9.5 million, a decrease of $2.0 million, as compared to $11.5 million for the quarter ended March 31, 2010, due to the factors discussed above.

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
Evaluation of Disclosure Controls and Procedures
We maintain disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) that are designed to ensure that information required to be disclosed in reports filed by us under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and that such information is accumulated and communicated to management, including our Principal Executive Officer and Principal Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure. In connection with the restatement discussed in the Explanatory Note to this Form 10-Q/A and in Note 2 to our condensed financial statements, under the direction of our Principal Executive Officer and Principal Financial Officer, management conducted a reevaluation of the effectiveness of our internal control over financial reporting as of March 31, 2011. The framework on which such evaluation was based is contained in the report entitled “Internal Control - Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO ReporReport”). Based on the evaluation and the criteria set forth in the COSO Report, management identified a material weakness in internal control over financial reporting described in the management’s report on internal control over financial reporting included in Item 9A to our 2010 Form 10-K/A related to our calculation of the allowance for doubtful accounts that continued to exist as of March 31, 2011. Under Audit Standard No. 5, a material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.
Based on its reevaluation, including consideration of the aforementioned material weakness, and the criteria discussed above, management has restated its conclusion relative to the effectiveness of our internal control over financial reporting as of March 31, 2011. Accordingly, management now concludes that our internal control over financial reporting was not effective at a reasonable assurance level as of March 31, 2011.
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
Changes in Internal Control over Financial Reporting.
Except as noted above, there were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II — OTHER INFORMATION

Item 1.	Legal Proceedings
None.

Item 1A.	Risk Factors
There have been no material changes to the risk factors disclosed in the “Risk Factors” section of our Annual Report on Form 10-K/A for the year ended December 31, 2010.

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

The following table sets forth our share repurchases of common stock during each period in the first quarter of fiscal 2011:

			Total Number of Shares	Maximum Dollar Value
			Purchased as Part of	of Shares That May Yet
	Total Number of	Average Price	Publicly Announced	Be Purchased Under that
Period	Shares Purchased	Paid Per Share	Programs	Programs
January 1, 2011 — January 31, 2011	—		—	$24,218,000
February 1, 2011 — February 28, 2011	100,000	15.78	100,000	$22,640,000
March 1, 2011 — March 31, 2011	845,200	14.95	845,200	$10,007,000
Total	945,200	15.03	945,200	$10,007,000

Item 3.	Defaults Upon Senior Securities
None.

Item 4.	Reserved

Item 5.	Other Information
None.

Item 6.	Exhibits
(a) Exhibits

Number	Description	Method of Filing
3.1	Amended and Restated Certificate of Incorporation.	Incorporated by reference to Exhibit 3.1 to Amendment No. 6 to the University’s Registration Statement on Form S-1 filed with the SEC on November 12, 2008.

3.2	Second Amended and Restated Bylaws.	Incorporated by reference to Exhibit 3.1 to the University’s Current Report on Form 8-K filed with the SEC on August 2, 2010.

4.1	Specimen of Stock Certificate.	Incorporated by reference to Exhibit 4.1 to Amendment No. 2 to the University’s Registration Statement on Form S-1 filed with the SEC on September 29, 2008.

4.2	Amended and Restated Investor Rights Agreement, dated September 17, 2008, by and among Grand Canyon Education, Inc. and the other parties named therein.	Incorporated by reference to Exhibit 4.2 to Amendment No. 2 to the University’s Registration Statement on Form S-1 filed with the SEC on September 29, 2008.

10.1	Amended and Restated Loan Agreement, dated April 8, 2011 by and between the University and Bank of America, N.A.	Incorporated by reference to Exhibit 10.1 to the University’s Quarterly Report on Form 10-Q filed with the SEC on May 9, 2011.

31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. †	Filed herewith.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. †	Filed herewith.

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

GRAND CANYON EDUCATION, INC.
Date: November 14, 2011	By:	/s/ Daniel E. Bachus
Daniel E. Bachus
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

EXHIBIT INDEX

Number	Description	Method of Filing
3.1	Amended and Restated Certificate of Incorporation.	Incorporated by reference to Exhibit 3.1 to Amendment No. 6 to the University’s Registration Statement on Form S-1 filed with the SEC on November 12, 2008.

3.2	Second Amended and Restated Bylaws.	Incorporated by reference to Exhibit 3.1 to the University’s Current Report on Form 8-K filed with the SEC on August 2, 2010.

4.1	Specimen of Stock Certificate.	Incorporated by reference to Exhibit 4.1 to Amendment No. 2 to the University’s Registration Statement on Form S-1 filed with the SEC on September 29, 2008.

4.2	Amended and Restated Investor Rights Agreement, dated September 17, 2008, by and among Grand Canyon Education, Inc. and the other parties named therein.	Incorporated by reference to Exhibit 4.2 to Amendment No. 2 to the University’s Registration Statement on Form S-1 filed with the SEC on September 29, 2008.

10.1	Amended and Restated Loan Agreement, dated April 8, 2011 by and between the University and Bank of America, N.A.	Incorporated by reference to Exhibit 10.1 to the University’s Quarterly Report on Form 10-Q filed with the SEC on May 9, 2011.

31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. †	Filed herewith.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. †	Filed herewith.

†
This certification is being furnished solely to accompany this report pursuant to 18 U.S.C. Section 1350, and is not being filed for purposes of Section 18 of the Exchange Act, and is not to be incorporated by reference into any filings of the University, whether made before or after the date hereof, regardless of any general incorporation language in such filing.