Form 10-Q/A
period 2011-06-30
Grand Canyon Education, Inc.
filed 2011-11-14
CIK 1434588

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

Explanatory Note
This Amendment No. 1 to Form 10-Q (the “Form 10-Q/A”) is being filed by Grand Canyon Education, Inc. (the “University”) to amend and restate its Quarterly Report on Form 10-Q for the three months ended June 30, 2011 filed with the United States Securities and Exchange Commission (“SEC”) on August 4, 2011 (the “Original Form 10-Q”). The purpose of this Quarterly Report on Form 10-Q/A is to amend and restate our consolidated financial statements, financial data and related disclosures to reflect a correction in methodology relating to the manner in which the University estimates its allowance for doubtful accounts, as discussed in Note 2 to the accompanying restated consolidated financial statements. This correction, which is described below, requires the University to restate its audited financial statements for the year ended December 31, 2010 and its unaudited interim financial statements for the quarters ended June 30, 2010, September 30, 2010, March 31, 2011 and June 30, 2011. The University has filed an Amended Annual Report on Form 10-K/A for the year ended December 31, 2010 and an Amended Quarterly Report on Form 10-Q/A for the three months ended March 31, 2011 with the SEC on November 14, 2011 immediately preceding the filing of this report.
Restatement of Previously Issued Consolidated Financial Statements
We are filing this Form 10-Q/A as a result of the correction of an error in our methodology relating to the manner in which we estimate our allowance for doubtful accounts, which requires us to restate our financial statements for the year ended December 31, 2010 and our unaudited interim financial statements for the three and six months ended June 30, 2011 and 2010.
In recent periods, we experienced a significant change in the composition of our receivable balances since our transition to the borrower-based financial aid model in the second quarter of 2010 in which the receivables due from former students had grown as a percentage of the total amount outstanding. However, our historical process for estimating the allowance for doubtful accounts did not consider the disaggregation of receivable balances by student based on enrollment status. As a result, the growth in the inactive student receivables was not evident when making our allowance estimate in prior periods. As our collection experience indicates that receivables from former students carry a higher risk, this disaggregated information should have been considered in determining the probability of loss within our receivables. If such information had been evaluated, we would have increased the allowance for doubtful accounts to reflect the increased risk profile of the receivables in prior periods. Accordingly, the Audit Committee of the Board of Directors, together with management and in consultation with Ernst & Young LLP, our independent registered public accounting firm, determined that, because management should have taken the additional steps necessary to develop the disaggregated information for use in the analysis of reserve requirements and resulting allowance for doubtful accounts, the financial statements for the fiscal year ended December 31, 2010 and for the quarters ended June 30, 2010, September 30, 2010, March 31, 2011 and June 30, 1011 should be restated to correct the allowance for doubtful accounts.

As a result, the University concluded that it understated bad debt expense and overstated operating income and net income by approximately $0.6 million, $0.6 million, and $0.4 million, respectively, for the three months ended June 30, 2011, by approximately $3.7 million, $3.7 million, and $2.2 million, respectively for the six months ended June 30, 2011, and by approximately $9.3 million, $9.5 million and $5.7 million, respectively for both the three and six months ended June 30, 2010. Accordingly, we have restated:
•	Our balance sheet as of June 30, 2010 by increasing our allowance for doubtful accounts by $9.3 million; and

•	Our income statement for the three and six months ended June 30, 2010 by decreasing revenues by $0.2 million, increasing instructional costs and services expense by $9.3 million and decreasing operating income and net income by $9.5 million and $5.7 million, respectively; and

•	Our balance sheet as of June 30, 2011 by increasing our allowance for doubtful accounts by $18.8 million; and

•	Our income statement for the three and six months ended June 30, 2011 by increasing instructional costs and services expense by $0.6 million and decreasing operating income and net income, by $0.6 million and $0.4 million, respectively, for the three months ended June 30, 2011 and by approximately $3.7 million, $3.7 million, and $2.2 million, respectively, for the six months ended June 30, 2011.
As a result of this restatement, amounts in our statements of cash flows and stockholders’ equity for the three months and six months ended June 30, 2011 and 2010 have also been restated. Our total cash flows from operations for the three months and six months ended June 30, 2011 and 2010 remains unchanged. A summary of the effects of this restatement to our financial statements included within this Form 10-Q/A is presented in Note 2 in the accompanying notes to consolidated financial statements.
This Form 10-Q/A includes changes in Part I, Item 4 — Controls and Procedures and reflects management’s restated assessment of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2011. This restatement of management’s assessment regarding disclosure controls and procedures results from a material weakness in our internal control over financial reporting relating to the above described restatements. The information required in this restatement was previously omitted and should have been reported in our Original Form 10-Q. As of the date of this filing, we have implemented certain changes in our internal controls to address this material weakness. See Part I, Item 4 — Controls and Procedures.
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

GRAND CANYON EDUCATION, INC.
FORM 10-Q
INDEX

Page

PART I — FINANCIAL INFORMATION	5

Item 1 Financial Statements	5

Item 2 Management’s Discussion and Analysis of Financial Condition and Results of Operations	20

Item 3 Quantitative and Qualitative Disclosures About Market Risk	28

Item 4 Controls and Procedures	28

PART II — OTHER INFORMATION	28

Item 1 Legal Proceedings	28

Item 1A Risk Factors	28

Item 2 Unregistered Sales of Equity Securities and Use of Proceeds	32

Item 3 Defaults Upon Senior Securities	32

Item 4 Reserved	32

Item 5 Other Information	32

Item 6 Exhibits	33

SIGNATURES	34

Exhibit 31.1
Exhibit 31.2
Exhibit 32.1
Exhibit 32.2
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements
GRAND CANYON EDUCATION, INC.
Consolidated Income Statements
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands, except per share amounts)	2011	2010	2011	2010
	Restated		Restated

Net revenue	$103,118	$97,322	$204,827	$186,648
Costs and expenses:
Instructional costs and services	46,354	51,032	95,229	87,692
Selling and promotional, including $2 and $2,628 for the three months ended June 30, 2011 and 2010, respectively, and $403 and $4,975 for the six months ended June 30, 2011 and 2010, respectively, to related parties	27,709	28,976	57,541	55,852
General and administrative	7,038	6,176	13,870	12,280
Exit costs	—	116	—	205

Total costs and expenses	81,101	86,300	166,640	156,029

Operating income	22,017	11,022	38,187	30,619
Interest expense	(29)	(162)	(136)	(506)
Interest income	26	37	58	98

Income before income taxes	22,014	10,897	38,109	30,211
Income tax expense	9,141	4,163	15,755	11,997

Net income	$12,873	$6,734	$22,354	$18,214

Net income per common share:
Basic	$0.29	$0.15	$0.50	$0.40

Diluted	$0.29	$0.14	$0.49	$0.39

Shares used in computing net income per common share:
Basic	44,658	45,724	45,122	45,699

Diluted	45,018	46,557	45,551	46,441

The accompanying notes are an integral part of these consolidated financial statements.

GRAND CANYON EDUCATION, INC.
Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands)	2011	2010	2011	2010
	Restated		Restated

Net income	$12,873	$6,734	$22,354	$18,214
Other comprehensive income (loss), net of tax:
Unrealized losses on hedging derivatives	(54)	(207)	(1)	(354)
Unrealized losses on available for sale securities	—	—	—	(4)
Realized gains on available for sale securities	—	—	—	(19)

Comprehensive income	$12,819	$6,527	$22,353	$17,837

The accompanying notes are an integral part of these consolidated financial statements.

GRAND CANYON EDUCATION, INC.
Consolidated Balance Sheets

	June 30,	December 31,
(In thousands, except par value)	2011	2010
	(Unaudited)
	Restated
Current assets
Cash and cash equivalents	$14,652	$33,637
Restricted cash and cash equivalents	45,390	52,178
Accounts receivable, net of allowance for doubtful accounts of $36,945 (Restated) and $30,112 at June 30, 2011 and December 31, 2010, respectively	13,078	17,983
Income taxes receivable	5,796	8,415
Deferred income taxes	13,911	16,078
Other current assets	5,619	4,834

Total current assets	98,446	133,125
Property and equipment, net	161,532	123,999
Restricted cash	555	760
Prepaid royalties	6,287	6,579
Goodwill	2,941	2,941
Deferred income taxes	3,564	2,800
Other assets	5,257	4,892

Total assets	$278,582	$275,096

LIABILITIES AND STOCKHOLDERS’ EQUITY:
Current liabilities
Accounts payable	$27,480	$15,693
Accrued compensation and benefits	11,541	13,633
Accrued liabilities	8,467	9,477
Accrued litigation loss	—	5,200
Accrued exit costs	—	64
Income taxes payable	425	829
Student deposits	46,700	48,873
Deferred revenue	21,867	15,034
Due to related parties	1,573	10,346
Current portion of capital lease obligations	1,229	1,673
Current portion of notes payable	1,841	2,026

Total current liabilities	121,123	122,848
Capital lease obligations, less current portion	—	151
Other noncurrent liabilities	5,392	2,715
Notes payable, less current portion	20,769	21,881

Total liabilities	147,284	147,595

Commitments and contingencies
Stockholders’ equity
Preferred stock, $0.01 par value, 10,000 shares authorized; 0 shares issued and outstanding at June 30, 2011 and December 31, 2010	—	—
Common stock, $0.01 par value, 100,000 shares authorized; 45,865 and 45,811 shares issued and 44,258 and 45,761 shares outstanding at June 30, 2011 and December 31, 2010, respectively	459	458
Treasury stock, at cost, 1,607 and 50 shares of common stock at June 30, 2011 and December 31, 2010, respectively	(23,151)	(782)
Additional paid-in capital	81,261	77,449
Accumulated other comprehensive loss	(446)	(445)
Accumulated earnings	73,175	50,821

Total stockholders’ equity	131,298	127,501

Total liabilities and stockholders’ equity	$278,582	$275,096

The accompanying notes are an integral part of these consolidated financial statements.

GRAND CANYON EDUCATION, INC.
Consolidated Statement of Stockholders’ Equity
(In thousands)
(Unaudited)

						Accumulated
					Additional	Other
	Common Stock		Treasury Stock		Paid-in	Comprehensive	Accumulated
	Shares	Par Value	Shares	Stated Value	Capital	Loss	Earnings	Total
							Restated	Restated
Balance at December 31, 2010	45,811	$458	50	$(782)	$77,449	$(445)	$50,821	$127,501
Net income	—	—	—	—	—	—	22,354	22,354
Unrealized loss on hedging derivative, net of taxes of $0	—	—	—	—	—	(1)	—	(1)
Common stock purchased for treasury	—	—	1,557	(22,369)	—	—	—	(22,369)
Exercise of stock options	50	1	—	—	602	—	—	603
Excess tax benefits from share-based compensation	—	—	—	—	80	—	—	80
Share-based compensation	4	—	—	—	3,130	—	—	3,130

Balance at June 30, 2011	45,865	$459	1,607	$(23,151)	$81,261	$(446)	$73,175	$131,298

The accompanying notes are an integral part of these consolidated financial statements.

GRAND CANYON EDUCATION, INC.
Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended June 30,
(In thousands)	2011	2010
	Restated

Cash flows provided by operating activities:
Net income	$22,354	$18,214
Adjustments to reconcile net income to net cash provided by operating activities:
Share-based compensation	3,130	2,338
Excess tax benefits from share-based compensation	—	(536)
Amortization of debt issuance costs	30	32
Provision for bad debts	18,277	19,563
Depreciation and amortization	7,826	5,309
Non-capitalizable system conversion costs	—	4,013
Litigation settlement	(5,200)	—
Exit costs	(64)	(481)
Deferred income taxes	1,392	(9,802)
Other	—	(59)
Changes in assets and liabilities:
Accounts receivable	(13,372)	(42,920)
Prepaid expenses and other	(1,127)	(3,107)
Due to/from related parties	(8,773)	902
Accounts payable	4,996	3,062
Accrued liabilities and employee related liabilities	(3,102)	8,482
Income taxes receivable/payable	2,295	3,041
Deferred rent	2,704	197
Deferred revenue	6,833	9,099
Student deposits	(2,173)	12,780

Net cash provided by operating activities	36,026	30,127

Cash flows used in investing activities:
Capital expenditures	(38,276)	(22,355)
Change in restricted cash and cash equivalents	6,993	(27,386)
Proceeds from sale or maturity of investments	—	487

Net cash used in investing activities	(31,283)	(49,254)

Cash flows used in financing activities:
Principal payments on notes payable and capital lease obligations	(1,892)	(1,515)
Debt issuance costs	(70)	—
Repurchase of common shares	(22,369)	—
Excess tax benefits from share-based compensation	—	536
Net proceeds from exercise of stock options	603	955

Net cash used in financing activities	(23,728)	(24)

Net decrease in cash and cash equivalents	(18,985)	(19,151)
Cash and cash equivalents, beginning of period	33,637	62,571

Cash and cash equivalents, end of period	$14,652	$43,420

Supplemental disclosure of cash flow information
Cash paid for interest	$145	$409
Cash paid for income taxes	$11,793	$19,061
Supplemental disclosure of non-cash investing and financing activities
Purchases of property and equipment included in accounts payable	$6,791	$229
Tax benefit of Spirit warrant intangible	$127	$259
Shortfall tax expense from share-based compensation	$47	$—
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
2. Restatement of Consolidated Financial Statements
On November 3, 2011, the University determined that there was an error in the methodology it used to estimate its allowance for doubtful accounts and that its financial statements for the three and six months ended June 30, 2011 and 2010 needed to be restated.
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
The following tables summarize the unaudited quarterly results of operations as originally reported and as restated for three and six months ended June 30, 2011 and 2010.

	Three Months Ended		Three Months Ended
	June 30, 2010		June 30, 2011
	As Reported	As Restated	As Reported	As Restated
Net revenue	$97,522	$97,322	$103,118	$103,118
Costs and expenses:
Instructional costs and services	41,742	51,032	45,709	46,354
Selling and promotional	28,976	28,976	27,709	27,709
General and administrative	6,176	6,176	7,038	7,038
Exit costs	116	116	—	—

Total costs and expenses	77,010	86,300	80,456	81,101

Operating income	20,512	11,022	22,662	22,017
Net interest expense	(125)	(125)	(3)	(3)

Income before income taxes	20,387	10,897	22,659	22,014
Income tax expense	7,991	4,163	9,401	9,141

Net income	$12,396	$6,734	$13,258	$12,873

Earnings per share:
Basic income per share(1)	$0.27	$0.15	$0.30	$0.29

Diluted income per share(1)	$0.27	$0.14	$0.29	$0.29

Basic weighted average shares outstanding	45,724	45,724	44,658	44,658

Diluted weighted average shares outstanding	46,557	46,557	45,018	45,018

(1)	The sum of quarterly income per share may not equal annual income per share due to rounding.

	Six Months Ended		Six Months Ended
	June 30, 2010		June 30, 2011
	As Reported	As Restated	As Reported	As Restated
Net revenue	$186,848	$186,648	$204,827	$204,827
Costs and expenses:
Instructional costs and services	78,402	87,692	91,539	95,229
Selling and promotional	55,852	55,852	57,541	57,541
General and administrative	12,280	12,280	13,870	13,870
Exit costs	205	205	—	—

Total costs and expenses	146,739	156,029	162,950	166,640

Operating income	40,109	30,619	41,877	38,187
Net interest expense	(408)	(408)	(78)	(78)

Income before income taxes	39,701	30,211	41,799	38,109
Income tax expense	15,825	11,997	17,243	15,755

Net income	$23,876	$18,214	$24,556	$22,354

Earnings per share:
Basic income per share(1)	$0.52	$0.40	$0.54	$0.50

Diluted income per share(1)	$0.51	$0.39	$0.54	$0.49

Basic weighted average shares outstanding	45,699	45,699	45,122	45,122

Diluted weighted average shares outstanding	46,441	46,441	45,551	45,551

(1)	The sum of quarterly income per share may not equal annual income per share due to rounding.
The following is a summary of the changes on the University’s balance sheet.

	As of June 30, 2010		As of June 30, 2011
	As Reported	As Restated	As Reported	As Restated
Accounts receivable, net of allowance for doubtful accounts	$42,636	$33,146	$32,120	$13,078
Allowance for doubtful accounts	11,182	20,472	18,103	36,945
Deferred income taxes — current	11,355	15,183	6,230	13,911
Total current assets	132,933	127,271	109,807	98,446
Total assets	237,813	232,151	289,943	278,582
Accumulated earnings	39,491	33,829	84,536	73,175
Total stockholders’ equity	113,307	107,645	142,659	131,298
Total liabilities and stockholders’ equity	237,813	232,151	289,943	278,582
The following is a summary of the changes on the University’s statement of cash flows.

	Six Months Ended		Six Months Ended
	June 30, 2010		June 30, 2011
	As Reported	As Restated	As Reported	As Restated
Net income	$23,876	18,214	$24,556	$22,354
Provision for bad debts	10,273	19,563	14,586	18,277
Deferred income taxes	(5,974)	(9,802)	2,881	1,392
Changes in accounts receivable	(43,120)	(42,920)	(13,372)	(13,372)
Net cash provided by operating activities	30,127	30,127	36,026	36,026

GRAND CANYON EDUCATION, INC.
Notes to Consolidated Financial Statements
(In thousands, except per share data)
(Unaudited)
3. Summary of Significant Accounting Policies
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
5. Valuation and Qualifying Accounts

	Balance at			Balance at
	Beginning of	Charged to		End of
	Period	Expense	Deductions(1)	Period
Allowance for doubtful accounts receivable:
Six months ended June 30, 2011 (Restated)	$30,112	18,277	(11,444)	$36,945
Six months ended June 30, 2010 (Restated)	$7,553	19,563	(6,644)	$20,472

(1)	Deductions represent accounts written off, net of recoveries.
6. Property and Equipment
Property and equipment consist of the following:

	As of	As of
	June 30,	December 31,
	2011	2010
Land	$8,282	$8,282
Land improvements	1,597	1,597
Buildings	51,044	48,323
Equipment under capital leases	4,502	4,502
Leasehold improvements	13,501	11,407
Computer equipment	40,166	36,742
Furniture, fixtures and equipment	12,368	11,401
Internally developed software	5,467	3,825
Other	1,098	998
Construction in progress	55,394	21,349

	193,419	148,426
Less accumulated depreciation and amortization	(31,887)	(24,427)

Property and equipment, net	$161,532	$123,999

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
12. Loan Amendment
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
13. Subsequent Events
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
The following discussion and analysis of our financial condition and results of operations has been restated to reflect the restatement of the balance sheets and statements of income, stockholders’ equity and cash flows for the three and six month periods ended June 30, 2011 and 2010 and should be read in conjunction with our financial statements and related notes that appear elsewhere in this report.
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
Additional factors that could cause actual results to differ from those discussed in the forward-looking statements include, but are not limited to, those described in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K/A for the fiscal year ended December 31, 2010, as updated in our subsequent reports filed with the Securities and Exchange Commission (“SEC”), including any updates found in Part II, Item 1A of this Quarterly Report on Form 10-Q/A or our other reports on Form 10-Q/A or Form 10-Q. You should not put undue reliance on any forward-looking statements. Forward-looking statements speak only as of the date the statements are made and we assume no obligation to update forward-looking statements to reflect actual results, changes in assumptions, or changes in other factors affecting forward-looking information, except to the extent required by applicable securities laws. If we do update one or more forward-looking statements, no inference should be drawn that we will make additional updates with respect to those or other forward-looking statements.

Restatement of Financial Statements
The University is filing this Form 10-Q/A as a result of the correction of an error in the University’s methodology relating to the manner in which the University estimates its allowance for doubtful accounts, which requires the University to restate its financial statements for the year ended December 31, 2010 and its unaudited interim financial statements for the three and six months ended June 30, 2011 and 2010.
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
As a result, the University concluded that it understated bad debt expense and overstated operating income and net income by approximately $0.6 million, $0.6 million, and $0.4 million, respectively, for the three months ended June 30, 2011 and by approximately $3.7 million, $3.7 million, and $2.2 million, respectively for the six months ended June 30, 2011, and by approximately $9.3 million, $9.5 million and $5.7 million, respectively for both the three and six months ended June 30, 2010. Accordingly, we have restated:
•	Our balance sheet as of June 30, 2010 by increasing our allowance for doubtful accounts by $9.3 million; and

•	Our balance sheet as of June 30, 2011 by increasing our allowance for doubtful accounts by $18.8 million; and

•	Our income statement for the three and six months ended June 30, 2010 by decreasing revenues by $0.2 million, increasing instructional costs and services expense by $9.3 million and decreasing operating income and net income by $9.5 million and $5.7 million, respectively; and

•	Our income statement for the three months and six months ended June 30, 2011 by increasing instructional costs and services expense by $0.6 million, and decreasing operating income and net income, by $0.6 million and $0.4 million, respectively, for the three months ended June 30, 2011 and by approximately $3.7 million, $3.7 million, and $2.2 million, respectively, for the six months ended June 30, 2011.
As a result of this restatement, amounts in our statements of cash flows and stockholders’ equity for the three and six months ended June 30, 2011 and 2010 have also been restated. Our total cash flows from operations for the three and six months ended June 30, 2011 and 2010 remain unchanged. A summary of the effects of this restatement to our financial statements included within this Form 10-Q/A is presented in Note 2 in the accompanying notes to consolidated financial statements.

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

•	New Rulemaking On May 5, 2011, the Department announced its intention to establish additional negotiated rulemaking committees to prepare proposed regulations under the Higher Education Act, as amended. Three public hearings were conducted in May 2011 at which interested parties suggested issues that should be considered for action by the negotiating committees. The Department also conducted roundtable discussions to inform policy in the areas of teacher preparation, college completion, and the proposed “First in the World” competition. More information can be found at http://www2.ed.gov/policy/highered/reg/hearulemaking/2011/index.html.

•	U.S. Congressional Hearings. Beginning last year, there has been increased focus by members of the U.S. Congress on the role that proprietary educational institutions play in higher education. In June 2010, the U.S. Senate Committee on Health, Education, Labor and Pensions (“HELP Committee”) held the first in a series of hearings to examine the proprietary education sector. At a subsequent hearing in August 2010, the Government Accountability Office (“GAO”) presented a report of its review of various aspects of the proprietary sector, including recruitment practices and the degree to which proprietary institutions’ revenue is composed of Title IV funding. Following the August hearing, Sen. Tom Harkin, the Chairman of the HELP Committee, requested a broad range of detailed information from 30 proprietary institutions, including Grand Canyon University. We have been and intend to continue being responsive to the requests of the HELP Committee. Sen. Harkin has held subsequent hearings, most recently on July 21, 2011, and we believe that future hearings may be held. In addition, other Congressional hearings have been or are expected to be held regarding various aspects of the education industry that may affect our business.

•	Other Actions by the U.S. Congress. Political and budgetary concerns significantly affect Title IV Programs. Although the HEA is not due to be reauthorized until 2013, Congress may revise that law at any time and, in so doing, increase the regulatory burden on Grand Canyon University. In addition, as the current debate over the national debt has made clear, Congress is likely to reduce funding for student financial aid programs in a number of ways, including reducing the maximum Pell Grants available to students and eliminating the interest subsidy available to undergraduate and/or graduate students. In fact, on April 15, 2011, President Obama signed the fiscal year 2011 spending bill, also known as the Continuing Resolution, which permanently eliminated year-round Pell Grant awards beginning with the 2011-2012 award year. A reduction in the maximum annual Pell Grant amount likely would result in increased student borrowing, which may adversely impact the gainful employment metrics and cohort default rates for Grand Canyon University. Any action by Congress that significantly reduces Title IV program funding or the eligibility of our institutions or students to participate in Title IV programs could have a material adverse effect on our financial condition, results of operations and cash flows. In addition to possible reductions in federal student financial aid, we believe that the availability of state-funded student financial aid will continue to decline as states deal with historic budget shortfalls. These reductions may reduce our enrollment and, to the extent that Title IV funds replace any state funding sources for our students, may adversely impact our 90/10 Rule calculation. We cannot predict the outcome of the federal or state budget negotiations.

•	Changes in the amount or availability of veterans’ educational benefits or Department of Defense tuition assistance programs could materially and adversely affect our business. In recent months, the U.S. Congress has increased its focus on Department of Defense tuition assistance and veterans educational benefits that are used for programs of study offered at proprietary education institutions, particularly distance education programs of study. To the extent that any laws or regulations are adopted that limit or condition the amount of educational benefits that veterans can use toward their costs of education at proprietary education institutions or in distance education programs, or that limit or condition the participation of proprietary education institutions or distance education programs in military tuition assistance programs or in Title IV Programs with respect to military tuition assistance programs, our enrollments, results of operations, financial condition and 90/10 Rule calculation could be materially and adversely affected.
Results of Operations
The following table sets forth income statement data as a percentage of net revenue for each of the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Net revenue	100.0%	100.0%	100.0%	100.0%
Operating expenses
Instructional costs and services	45.0	52.4	46.5	47.0
Selling and promotional	26.9	29.8	28.1	30.0
General and administrative	6.8	6.3	6.8	6.6
Exit costs	0.0	0.1	0.0	0.1

Total operating expenses	78.6	88.7	81.3	83.6

Operating income	21.4	11.3	18.7	16.4
Interest expense	(0.0)	(0.2)	(0.1)	(0.3)
Interest income	0.0	0.0	0.0	0.1

Income before income taxes	21.3	11.2	18.6	16.2
Income tax expense	8.9	4.3	7.7	6.5

Net income	12.5	6.9	10.9	9.7

Three Months Ended June 30, 2011 Compared to Three Months Ended June 30, 2010
Net revenue. Our net revenue for the quarter ended June 30, 2011 was $103.1 million, an increase of $5.8 million, or 6.0%, as compared to net revenue of $97.3 million for the quarter ended June 30, 2010. This increase was primarily due to an increase in online enrollment and, to a lesser extent, increases in the average tuition per student as a result of tuition price increases and an increase in the number of students taking four credit courses between years, partially offset by an increase in institutional scholarships and reduced revenue caused by our transition to BBAY from a term-based financial aid system. End-of-period enrollment increased to approximately 39,500, as we were able to continue our growth and increase our recruitment, marketing, and enrollment operations. We are anticipating increased pressure on new and continuing enrollments due primarily to the increasing challenges presented in the economy, the impact of new and proposed regulations, and increased competition.
Instructional costs and services expenses. Our instructional costs and services expenses for the quarter ended June 30, 2011 were $46.4 million, a decrease of $4.7 million, or 9.2%, as compared to instructional costs and services expenses of $51.0 million for the quarter ended June 30, 2010. This decrease was primarily due to a decrease of $4.0 million, as compared to the second quarter of 2010, in non-capitalizable system conversion costs related to our conversion to a new system in that quarter and a decrease in bad debt expense of $6.6 million between periods partially offset by increases in employee compensation, faculty compensation, depreciation and amortization, and other instructional compensation and related expenses of $2.6 million, $1.4 million, $1.1 million, and $0.9 million, respectively. The increase in employee compensation is primarily due to an increase in headcount (both staff and faculty) needed to provide student instruction and support services to support the increase in enrollments. This increase, however, is partially offset by the reversal of $0.7 million of amounts accrued in previous periods that were to be paid to non-enrollment employees for students they previously recruited and for which bonuses were to be paid when those students completed 24 credit hours. Bad debt expense decreased to $8.2 million or 8.0% of net revenues in the second quarter of 2011 from $14.8 million or 15.2% of revenues in the second quarter of 2010 as a result of a decrease in aged receivables between periods as a result of our conversion to BBAY in the second quarter of 2010. Our instructional costs and services expenses as a percentage of net revenue decreased by 7.4% to 45.0% for the quarter ended June 30, 2011, as compared to 52.4% for the quarter ended June 30, 2010 primarily due to decreases in bad debt expense and the non-capitalized system conversion cost incurred in the second quarter of 2010. In addition, we experienced an increase in employee compensation and faculty compensation as a percentage of revenue as we have seen decreases in class size as the result of increasing the number of starts, increased instructional supplies due to increased licensing fees related to educational resources and increased miscellaneous costs associated with making continued improvements in curriculum development and developing new and enhanced innovative educational tools, partially offset by our ability to leverage the fixed cost structure of our campus-based facilities and ground faculty across an increasing revenue base and the non-capitalizable system costs incurred in the second quarter of 2010.

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
Income tax expense. Income tax expense for the quarter ended June 30, 2011 was $9.1 million, an increase of $4.9 million from $4.2 million for the quarter ended June 30, 2010. Our effective tax rate was 41.5% during the second quarter of 2011 compared to 38.2% during the second quarter of 2010. The increase in the effective tax rate was primarily due to certain non-recurring tax items, which had the effect of increasing our effective tax rate in the second quarter of 2011 and decreasing the effective tax rate in the second quarter of 2010. Excluding certain non-recurring tax items, our effective tax rate for the second quarter of 2011 and 2010 would have been 40.3%.
Net income. Our net income for the quarter ended June 30, 2011 was $12.9 million, an increase of $6.2 million, as compared to $6.7 million for the quarter ended June 30, 2010, due to the factors discussed above.
Six Months Ended June 30, 2011 Compared to Six Months Ended June 30, 2010
Net revenue. Our net revenue for the six months ended June 30, 2011 was $204.8 million, an increase of $18.2 million, or 9.7%, as compared to net revenue of $186.6 million for the six months ended June 30, 2010. This increase was primarily due to increased online enrollment and, to a lesser extent, increases in the average tuition per student as a result of tuition price increases and an increase in the number of students taking four credit courses between years, partially offset by an increase in institutional scholarships and reduced revenue caused by our transition to BBAY from a term-based financial aid system. End-of-period enrollment increased 8.9% between June 30, 2011 and 2010, as we were able to continue our growth and increase our recruitment, marketing, and enrollment operations. We are anticipating increased pressure on new and continuing enrollments due primarily to the increasing challenges presented in the economy, the impact of new and proposed regulations, and increased competition.
Instructional cost and services expenses. Our instructional cost and services expenses for the six months ended June 30, 2011 were $95.2 million, an increase of $7.5 million, or 8.6%, as compared to instructional cost and services expenses of $87.7 million for the six months ended June 30, 2010. This increase was primarily due to increases in instructional compensation and related expenses, faculty compensation, depreciation and amortization, and other miscellaneous instructional costs and services of $5.8 million, $4.0 million, $2.1 million, and $0.9 million, respectively, partially offset by a decrease in non-capitalizable system conversion costs of $4.0 million and a decrease in bad debt expense of $1.3 million between periods. The increase in instructional and faculty compensation are primarily attributable to an increase in headcount (both staff and faculty) needed to provide student instruction and support services to support the increase in enrollments. This increase, however, is partially offset by the reversal of $0.7 million of amounts accrued in previous periods that were to be paid to non-enrollment employees for students they previously recruited and for which bonuses were to be paid when those students completed 24 credit hours. Bad debt expense decreased to $18.3 million or 8.9% of net revenues in the six months ended June 30, 2011 from $19.6 million or 10.5% of net revenues in the six months ended June 30, 2010 as a result of a decrease in aged receivables between period primarily due to the conversion to BBAY in the prior year. Our instructional cost and services expenses as a percentage of net revenue decreased by 0.5% to 46.5% for the six months ended June 30, 2011, as compared to 47.0% for the six months ended June 30, 2010 primarily due to decreased bad debt expense as a percentage of revenue partially offset by an increase in employee compensation. In addition, we experienced an increase in faculty compensation as a percentage of revenue as we have seen decreases in class size as the result of increasing the number of starts, increased instructional supplies due to increased licensing fees related to educational resources, and increased miscellaneous instructional costs associated with making continued improvements in curriculum development and developing new and enhanced innovative educational tools, partially offset by our ability to leverage the fixed cost structure of our campus-based facilities and ground faculty across an increasing revenue base and the non-capitalizable system costs incurred in the second quarter of 2010.

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
Income tax expense. Our income tax expense for the six months ended June 30, 2011 was $15.8 million, an increase of $3.8 million from $12.0 million for the six months ended June 30, 2010. This increase was primarily attributable to increased income before income taxes. Our effective tax rate was 41.3% during the first six months of 2011 compared to 39.7% during the first six months of 2010. The increase in the effective tax rate was primarily due to certain non-recurring tax items, which had the effect of increasing our effective tax rate in the six months ended June 30, 2011 and decreasing the effective tax rate in the six months ended June 30, 2010. Excluding certain non recurring tax items, our effective tax rate for the six months ended June 30, 2011 and 2010 would have been 40.6% and 40.3%.
Net income. Our net income for the six months ended June 30, 2011 was $22.4 million, an increase of $4.2 million, as compared to $18.2 million for the six months ended June 30, 2010, due to the factors discussed above.
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
Evaluation of Disclosure Controls and Procedures
We maintain disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) that are designed to ensure that information required to be disclosed in reports filed by us under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to management, including our Principal Executive Officer and Principal Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure. In connection with the restatement discussed in the Explanatory Note to this Form 10-Q/A and in Note 2 to our consolidated financial statements, under the direction of our Principal Executive Officer and Principal Financial Officer, management conducted a reevaluation of the effectiveness of our internal control over financial reporting as of June 30, 2011. The framework on which such evaluation was based is contained in the report entitled “Internal Control — Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO Report”). Based on the evaluation and the criteria set forth in the COSO Report, management identified a material weakness in internal control over financial reporting described in the management’s report on internal control over financial reporting included in Item 9A to our 2010 Form 10-K/A related to our calculation of the allowance for doubtful accounts that continued to exist as of June 30, 2011. Under Audit Standard No. 5, a material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.

Based on its reevaluation, including consideration of the aforementioned material weakness, and the criteria discussed above, management has restated its conclusion relative to the effectiveness of our internal control over financial reporting as of June 30, 2011. Accordingly, management now concludes that our internal control over financial reporting was not effective at a reasonable assurance level as of June 30, 2011.

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
There have been no material changes to the risk factors disclosed in the “Risk Factors” section of our Annual Report on Form 10-K/A for the year ended December 31, 2010, except as set forth below:
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