Form 10-Q
period 2011-09-30
Grand Canyon Education, Inc.
filed 2011-11-14
CIK 1434588

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2011
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

GRAND CANYON EDUCATION, INC.
FORM 10-Q
INDEX

Page
PART I — FINANCIAL INFORMATION

Item 1 Financial Statements	3

Item 2 Management’s Discussion and Analysis of Financial Condition and Results of Operations	20

Item 3 Quantitative and Qualitative Disclosures About Market Risk	27

Item 4 Controls and Procedures	27

PART II — OTHER INFORMATION

Item 1 Legal Proceedings	28

Item 1A Risk Factors	28

Item 2 Unregistered Sales of Equity Securities and Use of Proceeds	30

Item 3 Defaults Upon Senior Securities	31

Item 4 Reserved	31

Item 5 Other Information	31

Item 6 Exhibits	32

SIGNATURES	33

Exhibit 10.1
Exhibit 31.1
Exhibit 31.2
Exhibit 32.1
Exhibit 32.2
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements
GRAND CANYON EDUCATION, INC.
Consolidated Income Statements
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands, except per share amounts)	2011	2010	2011	2010
		Restated		Restated

Net revenue	$108,909	$98,946	$313,736	$285,594
Costs and expenses:
Instructional costs and services	48,933	45,717	144,162	133,409
Selling and promotional, including $151 and $2,702 for the three months ended September 30, 2011 and 2010, respectively, and $612 and $7,694 for the nine months ended September 30, 2011 and 2010, respectively, to related parties	31,248	28,103	88,789	83,955
General and administrative	7,145	6,608	21,015	18,888
Lease termination fee	922	—	922	—
Exit costs	—	27	—	232

Total costs and expenses	88,248	80,455	254,888	236,484

Operating income	20,661	18,491	58,848	49,110
Interest expense	(170)	(176)	(306)	(682)
Interest income	20	33	78	131

Income before income taxes	20,511	18,348	58,620	48,559
Income tax expense	7,643	7,606	23,398	19,603

Net income	$12,868	$10,742	$35,222	$28,956

Net income per common share:
Basic	$0.29	$0.23	$0.79	$0.63

Diluted	$0.29	$0.23	$0.78	$0.62

Shares used in computing net income per common share:
Basic	44,302	45,746	44,845	45,715

Diluted	44,787	46,351	45,293	46,413

The accompanying notes are an integral part of these consolidated financial statements.

GRAND CANYON EDUCATION, INC.
Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands)	2011	2010	2011	2010
		Restated		Restated

Net income	$12,868	$10,742	$35,222	$28,956
Other comprehensive income (loss), net of tax:
Unrealized losses on hedging derivatives	(54)	(66)	(53)	(420)
Unrealized losses on available for sale securities	—	—	—	(4)
Realized gains on available for sale securities	—	—	—	(19)

Comprehensive income	$12,814	$10,676	$35,169	$28,513

The accompanying notes are an integral part of these consolidated financial statements.

GRAND CANYON EDUCATION, INC.
Consolidated Balance Sheets

	September 30,	December 31,
(In thousands, except par value)	2011	2010
	(Unaudited)
Current assets
Cash and cash equivalents	$18,999	$33,637
Restricted cash and cash equivalents	47,177	52,178
Accounts receivable, net of allowance for doubtful accounts of $14,418 and $30,112 at September 30, 2011 and December 31, 2010, respectively	16,333	17,983
Income taxes receivable	8,383	8,415
Deferred income taxes	6,788	16,078
Other current assets	9,104	4,834

Total current assets	106,784	133,125
Property and equipment, net	179,545	123,999
Restricted cash	555	760
Prepaid royalties	6,122	6,579
Goodwill	2,941	2,941
Deferred income taxes	1,912	2,800
Other assets	5,201	4,892

Total assets	$303,060	$275,096

LIABILITIES AND STOCKHOLDERS’ EQUITY:
Current liabilities
Accounts payable	$22,277	$15,693
Accrued compensation and benefits	9,768	13,633
Accrued liabilities	9,134	9,477
Accrued litigation loss	—	5,200
Accrued exit costs	—	64
Income taxes payable	1,068	829
Student deposits	48,483	48,873
Deferred revenue	34,746	15,034
Due to related parties	464	10,346
Current portion of capital lease obligations	892	1,673
Current portion of notes payable	1,760	2,026

Total current liabilities	128,592	122,848
Capital lease obligations, less current portion	695	151
Other noncurrent liabilities	6,772	2,715
Notes payable, less current portion	20,329	21,881

Total liabilities	156,388	147,595

Commitments and contingencies
Stockholders’ equity
Preferred stock, $0.01 par value, 10,000 shares authorized; 0 shares issued and outstanding at September 30, 2011 and December 31, 2010	—	—
Common stock, $0.01 par value, 100,000 shares authorized; 45,938 and 45,811 shares issued and 44,331 and 45,761 shares outstanding at September 30, 2011 and December 31, 2010, respectively	459	458
Treasury stock, at cost, 1,607 and 50 shares of common stock at September 30, 2011 and December 31, 2010, respectively	(23,153)	(782)
Additional paid-in capital	83,821	77,449
Accumulated other comprehensive loss	(498)	(445)
Accumulated earnings	86,043	50,821

Total stockholders’ equity	146,672	127,501

Total liabilities and stockholders’ equity	$303,060	$275,096

The accompanying notes are an integral part of these consolidated financial statements.

GRAND CANYON EDUCATION, INC.
Consolidated Statement of Stockholders’ Equity
(In thousands)
(Unaudited)

						Accumulated
					Additional	Other
	Common Stock		Treasury Stock		Paid-in	Comprehensive	Accumulated
	Shares	Par Value	Shares	Stated Value	Capital	Loss	Earnings	Total
Balance at December 31, 2010	45,811	$458	50	$(782)	$77,449	$(445)	$50,821	$127,501
Net income	—	—	—	—	—	—	35,222	35,222
Unrealized loss on hedging derivative, net of taxes of $41	—	—	—	—	—	(53)	—	(53)
Common stock purchased for treasury	—	—	1,557	(22,371)	—	—	—	(22,371)
Exercise of stock options	123	1	—	—	1,476	—	—	1,477
Excess tax benefits from share-based compensation	—	—	—	—	99	—	—	99
Share-based compensation	4	—	—	—	4,797	—	—	4,797

Balance at September 30, 2011	45,938	$459	1,607	$(23,153)	$83,821	$(498)	$86,043	$146,672

The accompanying notes are an integral part of these consolidated financial statements.

GRAND CANYON EDUCATION, INC.
Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended
	September 30,
(In thousands)	2011	2010
		Restated

Cash flows provided by operating activities:
Net income	$35,222	$28,956
Adjustments to reconcile net income to net cash provided by operating activities:
Share-based compensation	4,797	3,685
Excess tax benefits from share-based compensation	—	(675)
Amortization of debt issuance costs	42	48
Provision for bad debts	27,903	29,283
Depreciation and amortization	12,054	8,551
Lease termination fee	922	—
Non-capitalizable system conversion costs	—	4,013
Litigation settlement	(5,200)	—
Exit costs	(64)	(545)
Deferred income taxes	10,185	(9,461)
Other	—	(67)
Changes in assets and liabilities:
Accounts receivable	(26,253)	(39,080)
Prepaid expenses and other	(4,577)	(4,260)
Due to/from related parties	(9,882)	3,584
Accounts payable	1,757	5,317
Accrued liabilities and employee related liabilities	(4,208)	5,949
Income taxes receivable/payable	348	(223)
Deferred rent	3,123	682
Deferred revenue	19,712	10,009
Student deposits	(390)	34,768

Net cash provided by operating activities	65,491	80,534

Cash flows used in investing activities:
Capital expenditures	(61,515)	(39,595)
Change in restricted cash and cash equivalents	5,206	(52,603)
Proceeds from sale or maturity of investments	—	487

Net cash used in investing activities	(56,309)	(91,711)

Cash flows used in financing activities:
Principal payments on notes payable and capital lease obligations	(2,856)	(2,209)
Debt issuance costs	(70)	—
Repurchase of common shares	(22,371)	(782)
Excess tax benefits from share-based compensation	—	675
Net proceeds from exercise of stock options	1,477	1,393

Net cash used in financing activities	(23,820)	(923)

Net decrease in cash and cash equivalents	(14,638)	(12,100)
Cash and cash equivalents, beginning of period	33,637	62,571

Cash and cash equivalents, end of period	$18,999	$50,471

Supplemental disclosure of cash flow information
Cash paid for interest	$315	$533
Cash paid for income taxes	$12,790	$29,528
Supplemental disclosure of non-cash investing and financing activities
Purchases of property and equipment included in accounts payable	$4,827	$7,580
Purchases of equipment through capital lease obligations	$801	$625
Tax benefit of Spirit warrant intangible	$194	$160
Shortfall tax expense from share-based compensation	$117	$—
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
2. Restatement of Consolidated Financial Statements
On November 3, 2011, the University determined that there was an error in the methodology it used to estimate its allowance for doubtful accounts and that its financial statements for the three and nine months ended September 30, 2010 needed to be restated.
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
The following table summarizes the unaudited quarterly results of operations as originally reported and as restated for the three and nine months ended September 30, 2010.

	Three Months Ended		Nine Months Ended
	September 30, 2010		September 30, 2010
	As Reported	As Restated	As Reported	As Restated
Net revenue	$98,946	$98,946	$285,794	$285,594
Costs and expenses:
Instructional costs and services	42,070	45,717	120,472	133,409
Selling and promotional	28,103	28,103	83,955	83,955
General and administrative	6,608	6,608	18,888	18,888
Exit costs	27	27	232	232

Total costs and expenses	76,808	80,455	223,547	236,484

Operating income	22,138	18,491	62,247	49,110
Net interest expense	(143)	(143)	(551)	(551)

Income before income taxes	21,995	18,348	61,696	48,559
Income tax expense	9,077	7,606	24,902	19,603

Net income	$12,918	$10,742	$36,794	$28,956

Earnings per share:
Basic income per share(1)	$0.28	$0.23	$0.80	$0.63

Diluted income per share(1)	$0.28	$0.23	$0.79	$0.62

Basic weighted average shares outstanding	45,746	45,746	45,715	45,715

Diluted weighted average shares outstanding	46,351	46,351	46,413	46,413

(1)	The sum of quarterly income per share may not equal annual income per share due to rounding.
The following is a summary of the changes on the University’s statement of cash flows.

	Nine Months Ended
	September 30, 2010
	As Reported	As Restated
Net income	$36,794	$28,956
Provision for bad debts	16,347	29,283
Deferred income taxes	(4,163)	(9,461)
Changes in accounts receivable	(39,280)	(39,080)
Net cash provided by operating activities	80,534	80,534

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
Restricted Cash and Cash Equivalents
A significant portion of the University’s revenue is received from students who participate in government financial aid and assistance programs. Restricted cash and cash equivalents primarily represents amounts received from the federal and state governments under various student aid grant and loan programs, such as Title IV. The University receives these funds subsequent to the completion of the authorization and disbursement process and holds them for the benefit of the student. The U.S. Department of Education (“Departmnent of Education”) requires Title IV funds collected in advance of student billings to be segregated in a separate cash or cash equivalent account until the course begins. The University records all of these amounts as a current asset in restricted cash and cash equivalents until the cash is no longer restricted, at which time such amounts are reclassified as cash and cash equivalents. The majority of these funds remain as restricted cash and cash equivalents for an average of 60 to 90 days from the date of receipt. In addition, the University had previously classified the $5,200 that it had agreed to pay in connection with the qui tam matter that it settled in 2010 as restricted cash; this amount was paid during the second quarter of 2011 in final payment of all amounts due under the settlement agreement. In the third quarter of 2011, as a result of the opening of the Grand Canyon University Arena, a multi-purpose facility that the University uses for athletic competitions, concerts and other events (the “University Arena”), the University began receiving cash related to advanced ticket sales for future events. Any cash received relating to advance ticket sales for future events is also classified as restricted until the event occurs.
In the fourth quarter of 2010, the counterparty to the University’s interest rate swap made a collateral call and the University posted $760 of pledged collateral as noncurrent restricted cash. The pledged collateral was reduced to $555 as of September 30, 2011.

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
On June 30, 2009, the University entered into an interest rate corridor instrument and an interest rate swap to manage its 30 Day LIBOR interest exposure related to its variable rate debt, which commenced in April 2009 and matures in March 2016. The fair value of the interest rate corridor instrument as of September 30, 2011 and December 31, 2010 was $1 and $27, respectively, which is included in other assets. The fair value of the interest rate swap is a liability of $698 and $686 as of September 30, 2011 and December 31, 2010, respectively, which is included in other noncurrent liabilities. The fair values of each derivative instrument were determined using a hypothetical derivative transaction and Level 2 of the hierarchy of valuation inputs. These derivative instruments were designated as cash flow hedges of variable rate debt obligations. The adjustment of $53 and $420 in the first nine months of 2011 and 2010, respectively, for the effective portion of the loss on the derivatives is included as a component of other comprehensive income, net of taxes.
The interest rate corridor instrument hedges variable interest rate risk starting July 1, 2009 through April 30, 2014 with a notional amount of $10,841 as of September 30, 2011. The corridor instrument permits the University to hedge its interest rate risk at several thresholds; the University will pay variable interest rates based on the 30 Day LIBOR rates monthly until that index reaches 4%. If 30 Day LIBOR is equal to 4% through 6%, the University will pay 4%. If 30 Day LIBOR exceeds 6%, the University will pay actual 30 Day LIBOR less 2%. This reduces the University’s exposure to potential increases in interest rates.
The interest rate swap commenced on May 1, 2010 and continues each month thereafter until April 30, 2014 and has a notional amount of $10,841 as of September 30, 2011. The University will receive 30 Day LIBOR and pay 3.245% fixed interest on the amortizing notional amount. Therefore, the University has hedged its exposure to future variable rate cash flows through April 30, 2014. The interest rate swap is not subject to a master netting arrangement and collateral has been called by the counterparty and reflected in a restricted cash account as of September 30, 2011 and December 31, 2010 in the amount of $555 and $760, respectively.
As of September 30, 2011 no derivative ineffectiveness was identified. Any ineffectiveness in the University’s derivative instruments designated as hedges would be reported in interest expense in the income statement. For the nine months ended September 30, 2011 $13 of credit risk was recorded in interest expense on the derivatives. At September 30, 2011, the University is not expected to reclassify gains or losses on derivative instruments from accumulated other comprehensive (loss) income into earnings during the next 12 months.
Fair Value of Financial Instruments
As of September 30, 2011, the carrying value of cash and cash equivalents, accounts receivable, account payable and accrued expenses approximate their fair value based on the liquidity or the short-term maturities of these instruments. The carrying value of debt approximates fair value as it is based on variable rate index. The carrying value of capital lease obligations approximate fair value based upon market interest rates available to the University for debt of similar risk and maturities. Derivative financial instruments are carried at fair value, determined using Level 2 of the hierarchy of valuation inputs, with the use of inputs other than quoted prices that are observable for the asset or liability.

GRAND CANYON EDUCATION, INC.
Notes to Consolidated Financial Statements
(In thousands, except per share data)
(Unaudited)
Revenue Recognition
Net revenues consist primarily of tuition and fees derived from courses taught by the University online, at its 110 acre traditional campus in Phoenix, Arizona, and onsite at the facilities of employers, as well as from related educational resources that the University provides to its students, such as access to online materials. Tuition revenue and most fees from related educational resources are recognized pro-rata over the applicable period of instruction, net of scholarships provided by the University. Ticket revenues are recognized as events occur in the University Arena. For the nine months ended September 30, 2011 and 2010, the University’s revenue was reduced by approximately $51,963 and $39,525, respectively, as a result of scholarships that the University offered to students. The University maintains an institutional tuition refund policy, which provides for all or a portion of tuition to be refunded if a student withdraws during stated refund periods. Certain states in which students reside impose separate, mandatory refund policies, which override the University’s policy to the extent in conflict. If a student withdraws at a time when only a portion, or none, of the tuition is refundable, then in accordance with its revenue recognition policy, the University continues to recognize the tuition that was not refunded on a pro-rata basis over the applicable period of instruction. Since the University recognizes revenue pro-rata over the applicable period of instruction and because, under its institutional refund policy, the amount subject to refund is never greater than the amount of the revenue that has been deferred, under the University’s accounting policies revenue is not recognized with respect to amounts that could potentially be refunded.
Allowance for Doubtful Accounts
All students are required to select both a primary and secondary payment option with respect to amounts due to the University for tuition, fees and other expenses. The most common payment option for the University's students is financial aid. In instances where a student selects financial aid as the primary payment option, he or she often selects personal cash as the secondary option. If a student that has selected financial aid as his or her primary payment option withdraws prior to the end of a course but after the date that the University's institutional refund period has expired, the student will have incurred the obligation to pay the full cost of the course. If the withdrawal occurs before the date at which the student has earned 100% of his or her financial aid, the University will have a return to Title IV requirement and the student will owe the University all amounts incurred that are in excess of the amount of financial aid that the student earned and that the University is entitled to retain. In this case, the University must collect the receivable using the student's second payment option. In instances in which the student chose to receive living expense funds as part of his or her financial aid disbursement, the University is required to return the unearned portion of these funds as well and then collect these amounts from the student.
The University records an allowance for doubtful accounts for estimated losses resulting from the inability, failure or refusal of its students to make required payments, which includes the recovery of financial aid funds advanced to a student for amounts in excess of the student's cost of tuition and related fees. The University determines the adequacy of its allowance for doubtful accounts based on an analysis of its historical bad debt experience, current economic trends, and the aging of the accounts receivable and student status. The University applies reserves to its receivables based upon an estimate of the risk presented by the age of the receivables and student status. Historically, the University has written off accounts receivable balances at the earlier of the time the balances were deemed uncollectible, or one year after the revenue is generated. In the third quarter of 2011, the University accelerated the write off of inactive student accounts to 150 days, while maintaining its historical write off policy for active student accounts. The University continues to reflect accounts receivable with an offsetting allowance as long as management believes there is a reasonable possibility of collection. Bad debt expense is recorded as an instructional costs and services expense in the income statement.
Instructional Costs and Services
Instructional costs and services expenses consist primarily of costs related to the administration and delivery of the University’s educational programs. This expense category includes salaries, benefits and share-based compensation for full-time and adjunct faculty and administrative personnel, information technology costs, bad debt expense, the royalty payable to a former owner, curriculum and new program development costs (which are expensed as incurred) and costs associated with other support groups that provide services directly to the students. This category also includes an allocation of depreciation, amortization, rent, and occupancy costs attributable to the provision of educational services, primarily at the University’s Phoenix, Arizona campus.
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
Through December 2010, the University was a party to a revenue sharing arrangement (the Collaboration Agreement) with Mind Streams, L.L.C. (Mind Streams), a related party, pursuant to which it paid a percentage of the net revenue that it actually received from applicants recruited by Mind Streams that matriculated at the University. Mind Streams bore all costs associated with the recruitment of these applicants.
As a result of new rules adopted by the Department of Education in October 2010 and scheduled to go effective July 1, 2011, the University determined late in 2010 that revenue sharing arrangements like the Collaboration Agreement, and the manner in which it paid amounts under the Collaboration Agreement, would most likely no longer be permitted. Accordingly, the University and Mind Streams entered into an agreement, dated December 30, 2010, pursuant to which the University agreed to pay Mind Streams an amount equal to (a) $8,500, plus (b) Mind Streams’ applicable share of any net revenue actually received by the University on or before February 28, 2011 with respect to any students recruited by Mind Streams that commenced University courses prior to November 1, 2010. In return, Mind Streams agreed to (i) accept such amounts in full and complete satisfaction of all amounts owed by the University to Mind Streams under the Collaboration Agreement, and (ii) transfer to the University a proprietary database of potential student leads. A payment of $8,500 was made in January 2011 in conjunction with this agreement, which was expensed in 2010. Additionally in 2010, Gail Richardson, the father of Brent D. Richardson, the University’s Executive Chairman, and Christopher C. Richardson, the University’s General Counsel and a director, formed a new entity, Lifetime Learning, for the purpose of generating and selling leads to our University and other entities in the education sector.

GRAND CANYON EDUCATION, INC.
Notes to Consolidated Financial Statements
(In thousands, except per share data)
(Unaudited)
Leading up to the effective date of the new rules referred to above, the Department of Education made certain clarifications, which the University determined would permit collaboration agreements although on significantly different terms than the prior Mind Streams agreement. Accordingly, commencing in the third quarter of 2011, the University entered into a new Collaboration Agreement with Mind Streams that is in accordance with the requirements specified by the Department of Education and under which the University will pay a percentage of the net revenue that it receives from applicants recruited by Mind Streams that matriculate at the University. For the nine months ended September 30, 2011 and 2010, the University expensed approximately $612 and $7,694, respectively, pursuant to the agreement with Lifetime Learning and the new agreement with Mind Streams, exclusive of the settlement agreement relating to the original Mind Streams agreement discussed above. As of September 30, 2011 and December 31, 2010, $206 and $9,367, respectively, were due to these related parties.
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
Commitments and Contingencies
The University accrues for contingent obligations when it is probable that a liability has been incurred and the amount is reasonably estimable. When the University becomes aware of a claim or potential claim, the likelihood of any loss exposure is assessed. If it is probable that a loss will result and the amount of the loss is estimable, the University records a liability for the estimated loss. If the loss is not probable or the amount of the potential loss is not estimable, the University will disclose the claim if the likelihood of a potential loss is reasonably possible and the amount of the potential loss could be material. Estimates that are particularly sensitive to future changes include tax, legal, and other regulatory matters, which are subject to change as events evolve, and as additional information becomes available during the administrative and litigation process. The University expenses legal fees as incurred.
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

	Accrued Exit			Accrued
	Costs at			Exit Costs at
	December 31,			September
	2010	Exit Costs	Payments in 2011	30, 2011

Accrued exit costs	$64	$—	$(64)	$—

Lease Termination Fee
In July 2011, the University notified a current landlord of its intent to vacate leased space by the fourth quarter of 2011. As a result, the University was required to pay a termination fee to its landlord of $1,093, resulting in expense in the third quarter of 2011 of $922, which was net of remaining deferred rent on the leased space. This termination fee was paid on our behalf by our new landlord. This payment was recorded as an expense in the third quarter of 2011 with the offset being to a deferred rent liability. The deferred rent liability will be amortized into income over the new lease term. In the fourth quarter of 2011, when the University has exited the prior leased space, any remaining leasehold improvements, net of accumulated depreciation, will be expensed.

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
Recent Accounting Pronouncements
In September 2011, the Financial Accounting Standards Board (“FASB”) issued guidance that simplifies how an entity tests goodwill for impairment. The amendments permit an entity to first assess qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test. Accordingly, an entity will no longer be required to calculate the fair value of a reporting unit in the step one test unless the entity determines, based on a qualitative assessment, that it is more likely than not that its fair value is less than its carrying amount. This guidance is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011, with early adoption permitted. The University believes this will have no material impact on our financial condition, results of operations or disclosures.
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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Denominator:

Basic common shares outstanding	44,302	45,746	44,845	45,715
Effect of dilutive stock options and restricted stock	485	605	448	698

Diluted common shares outstanding	44,787	46,351	45,293	46,413

GRAND CANYON EDUCATION, INC.
Notes to Consolidated Financial Statements
(In thousands, except per share data)
(Unaudited)
Diluted weighted average shares outstanding exclude the incremental effect of shares that would be issued upon the assumed exercise of stock options. For the nine months ended September 30, 2011 and 2010, approximately 2,878 and 803, respectively, of the University’s stock options outstanding were excluded from the calculation of diluted earnings per share as their inclusion would have been anti-dilutive. These options could be dilutive in the future.
5. Valuation and Qualifying Accounts

	Balance at			Balance at
	Beginning of	Charged to		End of
	Period	Expense	Deductions(1)	Period
Allowance for doubtful accounts receivable:
Nine months ended September 30, 2011	$30,112	27,903	(43,597)	$14,418
Nine months ended September 30, 2010 (Restated)	$7,553	29,283	(12,488)	$24,348

(1)	Deductions represent accounts written off, net of recoveries.
6. Property and Equipment
Property and equipment consist of the following:

	As of	As of
	September	December
	30, 2011	31, 2010
Land	$9,504	$8,282
Land improvements	1,669	1,597
Buildings	108,396	48,323
Equipment under capital leases	5,310	4,502
Leasehold improvements	14,851	11,407
Computer equipment	43,316	36,742
Furniture, fixtures and equipment	13,042	11,401
Internally developed software	6,023	3,825
Other	1,099	998
Construction in progress	12,285	21,349

	215,495	148,426
Less accumulated depreciation and amortization	(35,950)	(24,427)

Property and equipment, net	$179,545	$123,999

7. Commitments and Contingencies
Leases
The University leases certain land, buildings and equipment under non-cancelable operating leases expiring at various dates through 2023. Future minimum lease payments under operating leases due each year are as follows at September 30, 2011:

2011	$1,181
2012	6,212
2013	6,804
2014	6,343
2015	6,457
Thereafter	27,727

Total minimum payments	$54,724

Total rent expense and related taxes and operating expenses under operating leases for the nine months ended September 30, 2011 and 2010 were $5,338 and $3,871, respectively.

GRAND CANYON EDUCATION, INC.
Notes to Consolidated Financial Statements
(In thousands, except per share data)
(Unaudited)
Legal Matters
From time to time, the University is a party to various lawsuits, claims, and other legal proceedings that arise in the ordinary course of business, some of which are covered by insurance. When the University is aware of a claim or potential claim, it assesses the likelihood of any loss or exposure. If it is probable that a loss will result and the amount of the loss can be reasonably estimated, the University records a liability for the loss. If the loss is not probable or the amount of the loss cannot be reasonably estimated, the University discloses the nature of the specific claim if the likelihood of a potential loss is reasonably possible and the amount involved could be material. With respect to the majority of pending litigation matters, the University’s ultimate legal and financial responsibility, if any, cannot be estimated with certainty and, in most cases, any potential losses related to those matters are not considered probable.
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
Tax Reserves, Non-Income Tax Related
From time to time the University has exposure to various non-income tax related matters that arise in the ordinary course of business. At September 30, 2011 and December 31, 2010, the University had reserved approximately $83 and $92, respectively, for tax matters where its ultimate exposure is considered probable and the potential loss can be reasonably estimated.
8. Income Taxes
The University’s uncertain tax positions are related to tax years that remain subject to examination by tax authorities. As of September 30, 2011, the earliest tax year still subject to examination for federal and state purposes is 2008 and 2005, respectively.
9. Share-Based Compensation
On September 27, 2008 the University’s shareholders approved the adoption of the 2008 Equity Incentive Plan (“Incentive Plan”) and the 2008 Employee Stock Purchase (“ESPP”). A total of 4,200 shares of the University’s common stock was originally authorized for issuance under the Incentive Plan. On January 1 of each subsequent year in accordance with the terms of the Incentive Plan, the number of shares authorized for issuance under the Incentive Plan automatically increases by 2.5% of the number of shares of common stock issued and outstanding on the previous December 31, raising the total number of shares of common stock currently authorized for issuance under the Incentive Plan to 7,622 shares. Although the ESPP has not yet been implemented, a total of 1,050 shares of the University’s common stock has been authorized for sale under the ESPP.

GRAND CANYON EDUCATION, INC.
Notes to Consolidated Financial Statements
(In thousands, except per share data)
(Unaudited)
A summary of the activity related to stock options granted under the University’s Incentive Plan since December 31, 2010 is as follows:

	Summary of Stock Options Outstanding
		Weighted	Weighted
		Average	Average
		Exercise	Remaining	Aggregate
	Total	Price per	Contractual	Intrinsic
	Shares	Share	Term (Years)	Value ($)(1)
Outstanding as of December 31, 2010	4,026	14.24

Granted	1,250	15.34
Exercised	(123)	12.00
Forfeited, canceled or expired	(144)	17.16

Outstanding as of September 30, 2011	5,009	$14.48	7.92	$8,365

Exercisable as of September 30, 2011	1,587	$13.15	7.30	$4,762

Available for issuance as of September 30, 2011	2,063

(1)	Aggregate intrinsic value represents the value of the University’s closing stock price on September 30, 2011 ($16.15) in excess of the exercise price multiplied by the number of options outstanding or exercisable.
Share-based Compensation Expense
The table below outlines share-based compensation expense for the nine months ended September 30, 2011 and 2010 related to restricted stock and stock options granted:

	2011	2010
Instructional costs and services	$2,152	$1,479
Selling and promotional	232	166
General and administrative	2,413	2,040

Share-based compensation expense included in operating expenses	4,797	3,685
Tax effect of share-based compensation	(1,919)	(1,474)

Share-based compensation expense, net of tax	$2,878	$2,211

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
In connection with its administration of the Title IV federal student financial aid programs, the Department of Education periodically conducts program reviews at selected schools that receive Title IV funds. In July 2010, the Department of Education initiated a program review of Grand Canyon University covering the 2008-2009 and 2009-2010 award years. As part of this program review, a Department of Education program review team conducted a site visit on the University’s campus in July 2010 and reviewed, and in some cases requested further information regarding, the University’s records, practices and policies relating to, among other things, financial aid, enrollment, enrollment counselor compensation, program eligibility and other Title IV compliance matters. Upon the conclusion of the site visit, the University was informed by the program review team that it would (i) conduct further review of the University’s documents and records offsite, (ii) upon completion of such review, schedule a formal exit interview to be followed by a preliminary program review report in which any preliminary findings of non-compliance would be presented, and (iii) conclude the review by issuance of a final program review determination letter.
Following the conclusion of the site visit in July 2010, but before it had yet received notification of the timing of its exit interview or the Department of Education’s preliminary program review report or final program review determination letter, the University became aware that the program review team had two preliminary findings of concern, the incentive compensation issue and the gainful employment issue (each as described below). However, from August 2010 until August 2011, the University received no further communications from the Department of Education regarding these two concerns or the program review generally.
While the University never received a formal exit interview, which the University had understood to be the typical step prior to the Department of Education’s issuance of a preliminary program review report, on August 24, 2011, the University received from the Department of Education a written preliminary program review report that included five findings, two of which involve individual student-specific errors concerning the monitoring of satisfactory academic progress for two students and the certification of one student’s Federal Family Educational Loan as an unsubsidized Stafford loan rather than a subsidized Stafford loan. The other three findings address the incentive compensation issue, the gainful employment issue and one additional issue not previously raised with the University, as follows:
•	Incentive compensation issue. During a portion of the period under review, the University had in place a compensation plan for its enrollment counselors that was designed to comply with the regulatory “safe harbor” in effect during such period that allowed companies to make adjustments to fixed compensation for enrollment personnel, provided that any such adjustment (i) was not made more than twice during any twelve month period, and (ii) was not based solely on the number of students recruited, admitted, enrolled, or awarded financial aid. The plan at issue provided for enrollment counselor performance to be reviewed on a number of non-enrollment-related factors that could account for a substantial portion of any potential base compensation adjustment. The preliminary program review report does not appear to set forth any definitive finding regarding the plan, but the Department of Education has requested additional information from the University regarding its enrollment counselor compensation practices and policies in effect during the period under review. The University continues to believe that the plan at issue, both as designed and as applied, did not base compensation solely on success in enrolling students in violation of applicable law and will continue to communicate with the Department of Education to resolve this matter.

GRAND CANYON EDUCATION, INC.
Notes to Consolidated Financial Statements
(In thousands, except per share data)
(Unaudited)
•	Gainful employment issue. The preliminary program review report sets forth the Department of Education’s position that the University’s Bachelor of Arts in Interdisciplinary Studies program was not an eligible program under Title IV because it did not provide students with training to prepare them for gainful employment in a recognized occupation. This “gainful employment” standard has been a requirement for Title IV eligibility for programs offered at proprietary institutions of higher education such as the University although, pursuant to legislation passed in 2008 and effective as of July 1, 2010, this requirement no longer applies to designated liberal arts programs offered by the University and certain other institutions that have held accreditation by a regional accrediting agency since a date on or before October 1, 2007 (the University has held a regional accreditation since 1968). The University believes that its Interdisciplinary Studies program, which it first offered in Fall 2007 in response to a request by one of the University’s employer-partners, was an eligible program under the “gainful employment” standard in effect prior to July 1, 2010 and intends to communicate with the Department of Education to resolve the matter.
•	Inadequate procedures related to non-passing grades. The preliminary program review report sets forth the Department of Education’s position that the University, during the period under review and prior to the time the University converted from a term-based financial aid system to a non-term, borrower-based financial aid system in mid-2010, failed to have an accurate system to determine if students with non-passing grades for a term had no documented attendance for the term or should have been treated as unofficial withdrawals for the term, thereby potentially requiring the University to return all or a portion of the Title IV monies previously received with respect to such students. Although the University is confident in the legal sufficiency of its policies that were in place during the period under review, the University is currently in discussions with the Department of Education regarding this finding. As part of the process of reviewing and responding to this finding, the Department of Education has requested that the University conduct a further review of student files and provide additional information to the Department of Education following the completion of such review.
The University cannot presently predict whether or if further information requests will be made, how the foregoing issues will be resolved, when the final program review determination letter will be issued, or when the program review will be closed. At this time, the Department of Education has not specified the amount of any potential penalties, and the University has not accrued any amounts in connection with the program review.
The University’s policies and procedures are planned and implemented to comply with the applicable standards and regulations under Title IV and the University is committed to resolving any issues of non-compliance identified in the final program review determination letter and ensuring that the University operates in compliance with all Department of Education requirements. If the Department of Education were to make significant findings of non-compliance in the final program review determination letter, then, after exhausting any administrative appeals available to the University, the University could be required to pay a fine, return Title IV monies previously received, or be subjected to other administrative sanctions. While the University cannot currently predict the final outcome of the Department of Education review, any such final adverse finding could damage the University’s reputation in the industry and have a material adverse effect on the University’s business, results of operations, cash flows and financial position.
11. Treasury Stock
On July 28, 2011, our Board of Directors authorized the University to repurchase up to an additional $25,000 ($50,000 total) of common stock, from time to time, depending on market conditions and other considerations. The original authorization of $25,000 occurred on August 16, 2010 and the expiration date on the repurchase authorization is September 30, 2012. Repurchases occur at the University’s discretion. Repurchases may be made in the open market or in privately negotiated transactions, pursuant to the applicable Securities and Exchange Commission rules. The amount and timing of future share repurchases, if any, will be made as market and business conditions warrant. Since the approval of the share repurchase plan, the University has purchased 1,607 shares of common stock shares at an aggregate cost of $23,153 which includes 1,557 shares of common stock at an aggregate cost of $22,371 during the nine months ended September 30, 2011, which are recorded at cost in the accompanying consolidated balance sheets and consolidated statement of stockholders’ equity. At September 30, 2011, there remained $26,847 available under its current share repurchase authorization.

GRAND CANYON EDUCATION, INC.
Notes to Consolidated Financial Statements
(In thousands, except per share data)
(Unaudited)
12. Loan Amendment
On April 8, 2011, the University entered into an amended and restated loan agreement with Bank of America, N.A. (the “Amended Agreement”). Under the Amended Agreement, the bank (a) extended the maturity date of the University’s existing loan from April 30, 2014 to March 31, 2016 and decreased the interest rate on the outstanding balance from the BBA Libor Rate plus 225 basis points to the BBA Libor Rate plus 200 basis points (all other terms of the existing loan remain the same), and (b) provided to the University a revolving line of credit in the amount of $50,000 through March 31, 2016 to be utilized for working capital, capital expenditures, share repurchases and other general corporate purposes. The Amended Agreement contains standard covenants that are substantially consistent with those included in the prior agreement, including covenants that, among other things, restrict the University’s ability to incur additional debt or make certain investments, require the University to maintain compliance with certain applicable regulatory standards, and require the University to maintain a certain financial condition. Indebtedness under the Amended Agreement is secured by all of the University’s assets. No amounts are borrowed on the line of credit as of September 30, 2011.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations has been restated to reflect the restatement of the balance sheet and statements of income, stockholders’ equity and cash flows for the quarter ended September 30, 2010 and should be read in conjunction with our financial statements and related notes that appear elsewhere in this report.
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
Additional factors that could cause actual results to differ from those discussed in the forward-looking statements include, but are not limited to, those described in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K/A for the fiscal year ended December 31, 2010, as updated in our subsequent reports filed with the Securities and Exchange Commission (“SEC”), including any updates found in Part II, Item 1A of this Quarterly Report on Form 10-Q or our other reports on Form 10-Q/A and Form 10-Q. You should not put undue reliance on any forward-looking statements. Forward-looking statements speak only as of the date the statements are made and we assume no obligation to update forward-looking statements to reflect actual results, changes in assumptions, or changes in other factors affecting forward-looking information, except to the extent required by applicable securities laws. If we do update one or more forward-looking statements, no inference should be drawn that we will make additional updates with respect to those or other forward-looking statements.
Throughout this Form 10-Q all referenced amounts reflect the balances on a restated basis for the three and nine months ended September 30, 2010.

Overview
We are a regionally accredited provider of postsecondary education services focused on offering graduate and undergraduate degree programs in our core disciplines of education, business, healthcare, and liberal arts. We offer programs online, at our approximately 110 acre traditional campus in Phoenix, Arizona and onsite at the facilities of employers.
At September 30, 2011, we had approximately 44,500 students, an increase of 5.2% over the approximately 42,300 students we had at September 30, 2010. At September 30, 2011, 88.7% of our students were enrolled in our online programs, and 43.0% of our nontraditional students were pursuing master’s or doctoral degrees. In addition, revenue per student increased between periods as we increased tuition prices for students in our online and professional studies programs by 0.0% to 6.5%, depending on the program, with an estimated blended rate increase of 3.2% for our 2011-12 academic year, as compared to tuition price increases for students in our online and professional studies programs of 0.0% to 5.7% for our 2010-11 academic year, depending on the program, with an estimated blended rate increase of 3.5% for the prior academic year. Tuition for our traditional ground programs had no increase for our 2011-12 or 2010-11 academic years.
The following is a summary of our student enrollment at September 30, 2011 and 2010 (which included less than 500 students pursuing non-degree certificates in each period) by degree type and by instructional delivery method:

	September 30,
	2011(1)		2010(1)
	# of Students	% of Total	# of Students	% of Total
Graduate degrees(2)	17,497	39.3%	18,128	42.9%
Undergraduate degree	26,989	60.7%	24,158	57.1%

Total	44,486	100.0%	42,286	100.0%

	September 30,
	2011(1)		2010(1)
	# of Students	% of Total	# of Students	% of Total
Online(3)	39,447	88.7%	38,593	91.3%
Ground(4)	5,039	11.3%	3,693	8.7%

Total	44,486	100.0%	42,286	100.0%

(1)	Enrollment at September 30, 2011 and 2010 represents individual students who attended a course during the last two months of the calendar quarter.

(2)	Includes 1,808 and 977 students pursuing doctoral degrees at September 30, 2011 and 2010, respectively.

(3)	As of September 30, 2011 and 2010, 42.3% and 45.5%, respectively, of our online students are pursuing graduate degrees.

(4)	Includes both our traditional on-campus ground students, as well as our professional studies students.
Critical Accounting Policies and Use of Estimates
Our critical accounting policies are disclosed in our Annual Report on Form 10-K/A for the fiscal year ended December 31, 2010. During the nine months ended September 30, 2011, there have been no significant changes in our critical accounting policies.
Key Trends, Developments and Challenges
Our key trends, developments and challenges are disclosed in our Annual Report on Form 10-K/A for the fiscal year ended December 31, 2010 and were updated in our Quarterly Report on Form 10-Q/A for the quarter ended June 30, 2011. See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Key Trends, Developments and Challenges” in our Annual Report on Form 10-K/A for our fiscal year ended December 31, 2010, and Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Key Trends, Developments and Challenges” in our Quarterly Report on Form 10-Q/A for our fiscal quarter ended June 30, 2011, each of which is incorporated herein by reference. During the nine months ended September 30, 2011, there have been no significant changes in these trends, other than as referenced above.

Results of Operations
The following table sets forth income statement data as a percentage of net revenue for each of the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Net revenue	100.0%	100.0%	100.0%	100.0%
Operating expenses
Instructional cost and services	44.9	46.2	46.0	46.7
Selling and promotional	28.7	28.4	28.3	29.4
General and administrative	6.6	6.7	6.7	6.6
Lease termination fee	0.8	0.0	0.3	0.0
Exit costs	0.0	0.0	0.0	0.1

Total operating expenses	81.0	81.3	81.2	82.8

Operating income	19.0	18.7	18.8	17.2
Interest expense	(0.2)	(0.2)	(0.1)	(0.2)
Interest income	0.0	0.0	0.0	0.0

Income before income taxes	18.8	18.5	18.7	17.0
Income tax expense	7.0	7.7	7.7	6.9

Net income	11.8	10.9	11.2	10.1

Three Months Ended September 30, 2011 Compared to Three Months Ended September 30, 2010
Net revenue. Our net revenue for the quarter ended September 30, 2011 was $108.9 million, an increase of $10.0 million, or 10.1%, as compared to net revenue of $98.9 million for the quarter ended September 30, 2010. This increase was primarily due to an increase in ground and online enrollment and, to a lesser extent, increases in the average tuition per student as a result of tuition price increases, partially offset by an increase in institutional scholarships. End-of-period enrollment increased to approximately 44,500, as we were able to continue our growth and increase our recruitment, marketing, and enrollment operations. We are anticipating increased pressure on new and continuing enrollments due primarily to the increasing challenges presented in the economy, the impact of new and proposed regulations, and increased competition.
Instructional costs and services expenses. Our instructional costs and services expenses for the quarter ended September 30, 2011 were $48.9 million, an increase of $3.2 million, or 7.0%, as compared to instructional costs and services expenses of $45.7 million for the quarter ended September 30, 2010. This increase was primarily due to increases in employee compensation, depreciation and amortization, and other instructional compensation and related expenses, of $2.2 million, $0.9 million and $0.1 million, respectively. The increase in employee compensation is primarily due to an increase in headcount (both staff and faculty) needed to provide student instruction and support services to support the increase in enrollments. The increase in depreciation and amortization is the result of us placing into service $74.9 million of new buildings for our ground traditional campus in the last twelve months. Our instructional costs and services expenses as a percentage of net revenues decreased by 1.3% to 49.9% for the quarter ended September 30, 2011, as compared to 46.2% for the quarter ended September 30, 2010 primarily due to improvements in bad debt expense. Bad debt expense decreased as a percentage of net revenues from 9.8% in the third quarter of 2010 to 8.8% in the third quarter of 2011 as a result of improved collections of receivables due from current students between periods due to operational improvements made during 2011 and a reduction in receivables due from former students. We also incurred an increase in employee compensation and instructional supplies due to increased licensing fees related to educational resources and increased miscellaneous costs associated with making continued improvements in curriculum development and developing new and enhanced innovative educational tools, partially offset by our ability to leverage the fixed cost structure of our campus-based facilities and ground faculty across an increasing revenue base.
Selling and promotional expenses. Our selling and promotional expenses for the quarter ended September 30, 2011 were $31.2 million, an increase of $3.1 million, or 11.2%, as compared to selling and promotional expenses of $28.1 million for the quarter ended September 30, 2010. This increase is primarily the result of increases in employee compensation and advertising of $3.6 million and $0.6 million, respectively, which is partially offset by lower promotional expenses of $1.1 million for the quarter. Our selling and promotional expenses as a percentage of net revenue increased by 0.3% to 28.7% for the quarter ended September 30, 2011, from 28.4% for the quarter ended September 30, 2010. This increase occurred due to an increase in employee compensation and related expenses as a percentage of revenue as a result of increasing the number of enrollment counselors between years primarily for our ground traditional campus. Although we incur immediate expenses in connection with hiring new ground traditional campus enrollment counselors, these counselors will typically not recruit students that are enrolled at the University until September 2012. We plan to continue to add additional enrollment counselors in the future, although the number of additional hires as a percentage of the total headcount is expected to remain flat or decrease.

General and administrative expenses. Our general and administrative expenses for the quarter ended September 30, 2011 were $7.1 million, an increase of $0.5 million, or 8.1%, as compared to general and administrative expenses of $6.6 million for the quarter ended September 30, 2010. This increase was primarily due to increases in employee compensation and related expenses of $0.5 million. Our general and administrative expenses as a percentage of net revenue decreased by 0.1% to 6.6% for the quarter ended September 30, 2011, from 6.7% for the quarter ended September 30, 2010.
Lease termination fee. In July 2011, the University notified a current landlord of its intent to vacate leased space by the fourth quarter of 2011. As a result, the University was required to pay a termination fee to terminate the lease resulting in $0.9 million of expense in the current period. The termination fee was paid on our behalf by our new landlord. This payment was recorded as an expense in the third quarter of 2011 with the offset being to a deferred liability. The deferred rent liability will be amortized into income over the new lease term.
Income tax expense. Income tax expense for the quarter ended September 30, 2011 and 2010 was $7.6 million. Our effective tax rate was 37.3% during the third quarter of 2011 compared to 41.5% during the third quarter of 2010. The decrease in the effective tax rate was primarily due to certain non-recurring tax items, which had the effect of decreasing our effective tax rate in the third quarter of 2011 and increasing the effective tax rate in the third quarter of 2010.
Net income. Our net income for the quarter ended September 30, 2011 was $12.9 million, an increase of $2.1 million, as compared to $10.7 million for the quarter ended September 30, 2010, due to the factors discussed above.
Nine Months Ended September 30, 2011 Compared to Nine Months Ended September 30, 2010
Net revenue. Our net revenue for the nine months ended September 30, 2011 was $313.7 million, an increase of $28.1 million, or 9.9%, as compared to net revenue of $285.6 million for the nine months ended September 30, 2010. This increase was primarily due to increased ground and online enrollment and, to a lesser extent, increases in the average tuition per student as a result of tuition price increases and an increase in the number of students taking four credit courses between years, partially offset by an increase in institutional scholarships and reduced revenue caused by our transition to BBAY from a term-based financial aid system. End-of-period enrollment increased 5.2% between September 30, 2011 and 2010, as we were able to continue our growth and increase our recruitment, marketing, and enrollment operations. We are anticipating increased pressure on new and continuing enrollments due primarily to the increasing challenges presented in the economy, the impact of new and proposed regulations, and increased competition.
Instructional cost and services expenses. Our instructional cost and services expenses for the nine months ended September 30, 2011 were $144.1 million, an increase of $10.7 million, or 8.1%, as compared to instructional cost and services expenses of $133.4 million for the nine months ended September 30, 2010. This increase was primarily due to increases in instructional compensation and related expenses, faculty compensation, depreciation and amortization, and other miscellaneous instructional costs and services of $8.0 million, $4.2 million, $2.8 million, and $1.1 million, respectively, partially offset by a decrease in non-capitalizable system conversion costs of $4.0 million and a decrease of $1.4 in bad debt expense. Bad debt expense decreased to $27.9 million or 8.9% of net revenues in the nine months ended September 30, 2011 from $29.3 million or 10.3% of net revenues in the nine months ended September 30, 2010 as a result of improved collections of receivables due from current students between periods due to operational improvements made during 2011 and a reduction in receivables due from former students. The increase in instructional and faculty compensation are primarily attributable to an increase in headcount (both staff and faculty) needed to provide student instruction and support services to support the increase in enrollments. The increase in depreciation and amortization is the result of us placing into service $74.9 million of new buildings for our ground traditional campus in the last twelve months. Our instructional cost and services expenses as a percentage of net revenue decreased by 0.7% to 46.0% for the nine months ended September 30, 2011, as compared to 46.7% for the nine months ended September 30, 2010 primarily due to the decrease in bad debt expense as a percentage of revenue. In addition, we experienced an increase in faculty compensation as a percentage of revenue as we saw decreases in class size as the result of increasing the number of starts, increased instructional supplies due to increased licensing fees related to educational resources, and increased miscellaneous instructional costs associated with making continued improvements in curriculum development and developing new and enhanced innovative educational tools, offset by our ability to leverage the fixed cost structure of our campus-based facilities and ground faculty across an increasing revenue base and the non-capitalizable system costs incurred in the second quarter of 2010.
Selling and promotional expenses. Our selling and promotional expenses for the nine months ended September 30, 2011 were $88.8 million, an increase of $4.8 million, or 5.8%, as compared to selling and promotional expenses of $84.0 million for the nine months ended September 30, 2010. This increase was primarily due to increases in selling and promotional employee compensation and related expenses, advertising and is partially offset by lower selling and promotional expenses of $4.2 million, $0.9 million and $0.3 million, respectively. These increases were driven by the continued expansion in our marketing efforts, which resulted in an increase in recruitment, marketing, and enrollment staffing especially for our ground traditional campus, partially offset by the termination of our revenue sharing arrangement with MindStreams, L.L.C. in December 2010. Our selling and promotional expenses as a percentage of net revenue decreased by 1.1% to 28.3% for the nine months ended September 30, 2010, from 29.4% for the nine months ended September 30, 2010. This decrease occurred primarily due to the termination of our revenue sharing arrangement with MindStreams, L.L.C. in December 2010.

General and administrative expenses. Our general and administrative expenses for the nine months ended September 30, 2011 were $21.0 million, an increase of $2.1 million, or 11.3%, as compared to general and administrative expenses of $18.9 million for the nine months ended September 30, 2010. This increase was primarily due to increases in employee compensation, share based compensation, and other general and administrative expenses of $1.3 million, $0.4 million, and $0.4 million, respectfully. These increases were primarily as a result of hiring to support our continued growth. Our general and administrative expenses as a percentage of net revenue increased by 0.1% to 6.7% for the nine months ended September 30, 2011, from 6.6% for the nine months ended September 30, 2010.
Lease termination fee. In July 2011, the University notified a current landlord of its intent to vacate leased space by the fourth quarter of 2011. As a result, the University was required to pay a termination fee to terminate the lease resulting in $0.9 million of expense in the nine months ended September 30, 2011. The termination fee was paid on our behalf by our new landlord. This payment was recorded as an expense in the third quarter of 2011 with the offset being to a deferred liability. The deferred rent liability will be amortized into income over the new lease term.
Interest expense. Our interest expense for the nine months ended September 30, 2011 was $0.3 million, a decrease of $0.4 million from $0.7 million for the nine months ended September 30, 2010, as a higher amount of interest expense is capitalized in 2011 as compared to 2010 as a result of our continuing expansion of our ground infrastructure.
Income tax expense. Our income tax expense for the nine months ended September 30, 2011 was $23.4 million, an increase of $3.8 million from $19.6 million for the nine months ended September 30, 2010. This increase was primarily attributable to increased income before income taxes. Our effective tax rate was 39.9% during the first nine months of 2011 compared to 40.4% during the first nine months of 2010. The decrease in the effective tax rate was primarily due to certain non-recurring tax items, which had the effect of decreasing our effective tax rate in the nine months ended September 30, 2011 and increasing the effective tax rate in the nine months ended September 30, 2010.
Net income. Our net income for the nine months ended September 30, 2011 was $35.2 million, an increase of $6.2 million, as compared to $29.0 million for the nine months ended September 30, 2010, due to the factors discussed above.
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
Liquidity and Capital Resources
Liquidity. We financed our operating activities and capital expenditures during the nine months ended September 30, 2011 and 2010 primarily through cash provided by operating activities. Our unrestricted cash and cash equivalents were $19.0 million and $33.6 million at September 30, 2011 and December 31, 2010, respectively. Our restricted cash and cash equivalents at September 30, 2011 and December 31, 2010 were $47.7 million and $52.9 million, respectively.
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

Based on our current level of operations and anticipated growth, we believe that our cash flow from operations and other sources of liquidity, including cash and cash equivalents and our revolving line of credit, will provide adequate funds for ongoing operations, planned capital expenditures, and working capital requirements for at least the next 24 months. No amounts are borrowed on the line of credit as of September 30, 2011.
Share Repurchase Program
On July 28, 2011, our Board of Directors authorized the University to repurchase up to an additional $25 million ($50 million total) of common stock, from time to time, depending on market conditions and other considerations. The original authorization of $25 million occurred on August 16, 2010 and the expiration date on the repurchase authorization is September 30, 2012. Repurchases occur at the University’s discretion. The 2011 repurchase authorization is an expansion of, and does not replace the 2010 repurchase authorization.
Under our share purchase authorization, we may purchase shares in the open market or in privately negotiated transactions, pursuant to the applicable Securities and Exchange Commission Rules. The amount and timing of future share repurchases, if any, will be made as market and business conditions warrant.
Since the approval of the initial share repurchase plan, the University has purchased 1,607,300 shares of common shock shares at an aggregate cost of $23.2 million which includes 1,557,300 shares of common stock at an aggregate cost of $22.4 million during the nine months ended September 30, 2011. At September 30, 2011, there remains $26.8 million available under our current share repurchase authorization.
Cash Flows
Operating Activities. Net cash provided by operating activities for the nine months ended September 30, 2011 was $65.5 million as compared to $80.5 million for the nine months ended September 30, 2010. Cash provided by operating activities in the nine months ended September 30, 2011 and 2010 resulted from our net income plus non cash charges for bad debts, depreciation and amortization, non-capitalizable system costs and share-based compensation and, in the nine months ended September 30, 2011, cash provided by operating activities has been reduced by $5.2 million related to the payment in connection with the qui tam matter and the $9.9 million paid to MindStreams, L.L.C.
Investing Activities. Net cash used in investing activities was $56.3 million and $91.7 million for the nine months ended September 30, 2011 and 2010, respectively. Cash used in investing activities in 2010 is primarily due to an increase in restricted cash during the second and third quarters of 2010 as a result of our transition from a term-based financial aid system to BBAY beginning in April 2010. Capital expenditures were $61.5 million and $39.6 million for the nine months ended September 30, 2011 and 2010, respectively. In 2011, capital expenditures primarily consisted of ground campus building projects such as a new dormitory and an events arena to support our increasing traditional ground student enrollment as well as purchases of computer equipment, other internal use software projects and furniture and equipment. In 2010, cash used in investing activities primarily consisted of capital expenditures such as ground campus building projects, purchases of computer equipment, and software costs to complete our transition from Datatel to CampusVue and Great Plains, other internal use software projects, furniture and equipment to support our increasing student enrollment and a significant increase in restricted cash associated with our transition to BBAY.
Financing Activities. Net cash used in financing activities was $23.8 million and $0.9 million in the nine months ended September 30, 2011 and 2010, respectively. During the first nine months of 2011, $22.4 million was used to purchase treasury stock in accordance with the University’s share repurchase program and principal payments on notes payable and capital leases totaled $2.9 million were partially offset by proceeds of $1.5 million from the exercise of stock options. During the first nine months of 2010 principal payments on notes payable and capital lease obligations and the repurchase of our common stock were partially offset by proceeds from the exercise of stock options and the excess tax benefits from share-based compensation.

Contractual Obligations
The following table sets forth, as of September 30, 2011, the aggregate amounts of our significant contractual obligations and commitments with definitive payment terms due in each of the periods presented (in millions):

		Payments Due by Period
		Less than			More than
	Total	1 Year(1)	2-3 Years	4-5 Years	5 Years
Long term notes payable	$22.1	$0.5	$3.5	$3.4	$14.7
Capital lease obligations	1.6	0.2	0.8	0.6	0.0
Purchase obligations(2)	42.0	8.0	31.5	1.8	0.7
Operating lease obligations	54.7	1.2	13.0	12.8	27.7

Total contractual obligations	$120.4	$9.9	$48.8	$18.6	$43.1

(1)	Less than one year represents expected expenditures from October 1, 2011 through December 31, 2011.

(2)	The purchase obligation amounts include expected spending by period under contracts that were in effect at September 30, 2011.
Off-Balance Sheet Arrangements
We do not have any off-balance sheet arrangements that have had or are reasonably likely to have a material current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk
Impact of inflation. We believe that inflation has not had a material impact on our results of operations for the nine months ended September 30, 2011 or 2010. There can be no assurance that future inflation will not have an adverse impact on our operating results and financial condition.
Market risk. On June 30, 2009, we entered into two derivative agreements to manage our 30 Day LIBOR interest exposure from the variable rate debt we incurred in connection with the repurchase of shares of our common stock and the land and buildings that comprise our ground campus, which debt matures in March 2016. The corridor instrument, which hedges variable interest rate risk starting July 1, 2009 through April 30, 2014 with a notional amount of $10.8 million as of September 30, 2011, permits us to hedge our interest rate risk at several thresholds. Under this arrangement, in addition to the credit spread we will pay variable interest rates based on the 30 Day LIBOR rates monthly until that index reaches 4%. If 30 Day LIBOR is equal to 4% through 6%, we will continue to pay 4%. If 30 Day LIBOR exceeds 6%, we will pay actual 30 Day LIBOR less 2%. The interest rate swap commenced on May 1, 2010, continues each month thereafter until April 30, 2014, and has a notional amount of $10.8 million as of September 30, 2011. Under this arrangement, we will receive 30 Day LIBOR and pay 3.245% fixed rate on the amortizing notional amount plus the credit spread.
Except with respect to the foregoing, we have no derivative financial instruments or derivative commodity instruments. We invest cash in excess of current operating requirements in short term certificates of deposit and money market instruments in multiple financial institutions.
Interest rate risk. We manage interest rate risk by investing excess funds in cash equivalents and AAA-rated marketable securities bearing variable interest rates, which are tied to various market indices. Our future investment income may fall short of expectations due to changes in interest rates or we may suffer losses in principal if we are forced to sell securities that have declined in market value due to changes in interest rates. At September 30, 2011, a 10% increase or decrease in interest rates would not have a material impact on our future earnings, fair values, or cash flows. For information regarding our variable rate debt, see “Market risk” above.

Item 4.	Controls and Procedures
Evaluation of Disclosure Controls and Procedures
We maintain disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) that are designed to ensure that information required to be disclosed in reports filed by us under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to management, including our Principal Executive Officer and Principal Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure. In connection with the restatement discussed in Note 2 to our consolidated financial statements, under the direction of our Principal Executive Officer and Principal Financial Officer, management conducted a reevaluation of the effectiveness of our internal control over financial reporting as of September 30, 2011. The framework on which such evaluation was based is contained in the report entitled “Internal Control — Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO Report”). Based on the evaluation and the criteria set forth in the COSO Report, management identified a material weakness in internal control over financial reporting described in the management’s report on internal control over financial reporting included in Item 9A to our 2010 Form 10-K/A related to our calculation of the allowance for doubtful accounts that continued to exist as of September 30, 2011. Under Audit Standard No. 5, a material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.
Based on its reevaluation, including consideration of the aforementioned material weakness, and the criteria discussed above, management has concluded that our internal control over financial reporting was not effective at a reasonable assurance level as of September 30, 2011.
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

Changes in Internal Control over Financial Reporting.
Except as noted above, based on an evaluation, under the supervision and with the participation of our management, including our Principal Executive Officer and Principal Financial Officer, there were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II — OTHER INFORMATION

Item 1.	Legal Proceedings
None.

Item 1A.	Risk Factors
There have been no material changes to the risk factors disclosed in the “Risk Factors” section of our Annual Report on Form 10-K/A for the year ended December 31, 2010, as updated by the risks disclosed in the “Risk Factors” sections of our Quarterly Reports on Form 10-Q/A for the quarters ended March 31, 2011 and June 30, 2011, except as set forth below:
The Department of Education is conducting a program review of Grand Canyon University, which may result in the repayment of a substantial amount of Title IV funds and may lead to fines, penalties, or other sanctions, and damage to our reputation in the industry.
In connection with its administration of the Title IV federal student financial aid programs, the Department of Education periodically conducts program reviews at selected schools that receive Title IV funds. In July 2010, the Department of Education initiated a program review of Grand Canyon University covering the 2008-2009 and 2009-2010 award years. As part of this program review, a Department of Education program review team conducted a site visit on the University’s campus in July 2010 and reviewed, and in some cases requested further information regarding, the University’s records, practices and policies relating to, among other things, financial aid, enrollment, enrollment counselor compensation, program eligibility and other Title IV compliance matters. Upon the conclusion of the site visit, the University was informed by the program review team that it would (i) conduct further review of the University’s documents and records offsite, (ii) upon completion of such review, schedule a formal exit interview to be followed by a preliminary program review report in which any preliminary findings of non-compliance would be presented, and (iii) conclude the review by issuance of a final program review determination letter.
Following the conclusion of the site visit in July 2010, but before it had yet received notification of the timing of its exit interview or the Department of Education’s preliminary program review report or final program review determination letter, the University became aware, and promptly disclosed, that the program review team had two preliminary findings of concern, the incentive compensation issue and the gainful employment issue (each as described below). However, from August 2010 until August 2011, the University received no further communications from the Department of Education regarding these two concerns or the program review generally.
While the University never received a formal exit interview, which the University had understood to be the typical step prior to the Department of Education’s issuance of a preliminary program review report, on August 24, 2011, the University received from the Department of Education a written preliminary program review report that included five findings, two of which involve individual student-specific errors concerning the monitoring of satisfactory academic progress for two students and the certification of one student’s Federal Family Educational Loan as an unsubsidized Stafford loan rather than a subsidized Stafford loan. The other three findings address the incentive compensation issue, the gainful employment issue and one additional issue not previously raised with the University, as follows:
•	Incentive compensation issue. During a portion of the period under review, the University had in place a compensation plan for its enrollment counselors that was designed to comply with the regulatory “safe harbor” in effect during such period that allowed companies to make adjustments to fixed compensation for enrollment personnel, provided that any such adjustment (i) was not made more than twice during any twelve month period, and (ii) was not based solely on the number of students recruited, admitted, enrolled, or awarded financial aid. The plan at issue provided for enrollment counselor performance to be reviewed on a number of non-enrollment-related factors that could account for a substantial portion of any potential base compensation adjustment. The preliminary program review report does not appear to set forth any definitive finding regarding the plan, but the Department of Education has requested additional information from the University regarding its enrollment counselor compensation practices and policies in effect during the period under review. The University continues to believe that the plan at issue, both as designed and as applied, did not base compensation solely on success in enrolling students in violation of applicable law and will continue to communicate with the Department of Education to resolve this matter.

•	Gainful employment issue. The preliminary program review report sets forth the Department of Education’s position that the University’s Bachelor of Arts in Interdisciplinary Studies program was not an eligible program under Title IV because it did not provide students with training to prepare them for gainful employment in a recognized occupation. This “gainful employment” standard has been a requirement for Title IV eligibility for programs offered at proprietary institutions of higher education such as the University although, pursuant to legislation passed in 2008 and effective as of July 1, 2010, this requirement no longer applies to designated liberal arts programs offered by the University and certain other institutions that have held accreditation by a regional accrediting agency since a date on or before October 1, 2007 (the University has held a regional accreditation since 1968). The University believes that its Interdisciplinary Studies program, which it first offered in Fall 2007 in response to a request by one of the University’s employer-partners, was an eligible program under the “gainful employment” standard in effect prior to July 1, 2010 and intends to communicate with the Department of Education to resolve the matter.
•	Inadequate procedures related to non-passing grades. The preliminary program review report sets forth the Department of Education’s position that the University, during the period under review and prior to the time the University converted from a term-based financial aid system to a non-term, borrower-based financial aid system in mid-2010, failed to have an accurate system to determine if students with non-passing grades for a term had no documented attendance for the term or should have been treated as unofficial withdrawals for the term, thereby potentially requiring the University to return all or a portion of the Title IV monies previously received with respect to such students. Although the University is confident in the legal sufficiency of its policies that were in place during the period under review, the University is currently in discussions with the Department of Education regarding this finding. As part of the process of reviewing and responding to this finding, the Department of Education has requested that the University conduct a further review of student files and provide additional information to the Department of Education following the completion of such review.
The University cannot presently predict whether or if further information requests will be made, how the foregoing issues will be resolved, when the final program review determination letter will be issued, or when the program review will be closed. At this time, the Department of Education has not specified the amount of any potential penalties, and the University has not accrued any amounts in connection with the program review.
The University’s policies and procedures are planned and implemented to comply with the applicable standards and regulations under Title IV and the University is committed to resolving any issues of non-compliance identified in the final program review determination letter and ensuring that Grand Canyon University operates in compliance with all Department of Education requirements. If the Department of Education were to make significant findings of non-compliance in the final program review determination letter, then, after exhausting any administrative appeals available to the University, the University could be required to pay a fine, return Title IV monies previously received, or be subjected to other administrative sanctions. While the University cannot currently predict the final outcome of the Department of Education review, any such final adverse finding could damage the University’s reputation in the industry and have a material adverse effect on the University’s business, results of operations, cash flows and financial position.
A reduction in funding or new restrictions on eligibility for the Federal Pell Grant Program, or the elimination of subsidized Stafford loans, could make college less affordable for certain students at our institutions, which could negatively impact our enrollments, revenue and results of operations.
The U.S. Congress must periodically reauthorize the Higher Education Act and annually determine the funding level for each Title IV program. In 2008, the Higher Education Act was reauthorized through September 30, 2013 by the Higher Education Opportunity Act. Changes to the Higher Education Act, including changes in eligibility and funding for Title IV programs, are likely to occur in subsequent reauthorizations, but we cannot predict the scope or substance of any such changes.
In April 2011, Congress permanently eliminated year-round Pell Grant awards beginning with the 2011-2012 award year as part of the fiscal year 2011 Continuing Resolution spending bill. We believe this change, which did not reduce the maximum annual grant level, will have only a nominal impact on our business. However, because the Pell Grant program is one of the largest non-defense discretionary spending programs in the federal budget, it is a target for reduction as Congress addresses the unprecedented budget deficits. A reduction in the maximum annual Pell Grant amount or changes in eligibility could result in increased student borrowing, which would make it more difficult for us to comply with other important regulatory requirements, and could negatively impact enrollment.

In August 2011, President Obama signed into law the Budget Control Act of 2011, which provides for an increase in the federal government borrowing limit and spending reductions in two phases. The first phase imposes various spending cuts, including the elimination of the partial in-school interest subsidy for graduate student loans beginning July 1, 2012. As a result, the cost of borrowing will increase for graduate students who defer payment of interest while enrolled, which could adversely impact enrollment. The second phase requires a bipartisan, joint Congressional committee to develop legislation to achieve future deficit reduction, which must be voted on by December 23, 2011. The outcome of this process is highly uncertain. If the committee does not achieve the required level of deficit reduction, an across-the-board cutting mechanism known as sequestration will take effect beginning with the federal fiscal year 2013. Although the Pell Grant program currently is exempt from the sequestration process, other federal programs and services that could impact our business would be included.
In addition to Congress’s focus on the federal government’s funding challenges, in recent years, there has been increased focus by Congress on the role that proprietary educational institutions play in higher education. This increased focus has included the June 2010 hearing held by the Education and Labor Committee of the U.S. House of Representatives to examine the manner in which accrediting agencies review higher education institutions’ policies on credit hours and program length and the series of hearings and related actions beginning in June 2010 by the U.S. Senate Committee on Health, Education, Labor and Pensions (“HELP Committee”) examining the proprietary education sector, including most recently on July 21, 2011, and we believe that future hearings may be held. On September 22, 2011, Sen. Tom Carper, the Chairman of the Senate Homeland Security and Government Affairs Subcommittee on Federal Financial Management, Government Information, Federal Services and International Security, held a hearing on “Improving Educational Outcomes for Our Military and Veterans,” focusing on the quality of education for the military and veterans population and the treatment of such funding for purposes of the 90/10 Rule calculation that, if enacted, would adversely impact our 90/10 Rule percentage. We expect other Congressional hearings or roundtable discussions to be held regarding various aspects of the education industry that may affect our business. We cannot predict what legislation, if any, may result from these Congressional committee hearings or what impact any such legislation might have on the proprietary education sector and our business in particular.
The confluence of the increasing scrutiny in Congress of the proprietary education sector and the unprecedented budget deficits increases the likelihood of legislation that will adversely impact our business. For example, Congress could extend the elimination of the in-school interest subsidy to undergraduate students or to undergraduate students in proprietary institutions, reduce the maximum amount of or change the eligibility standards for student loans and/or Pell Grants or make other material changes in Title IV programs driven by policy considerations, economic considerations or both. Any action by Congress that significantly reduces Title IV program funding, whether through across-the-board funding reductions, sequestration or otherwise, or materially impacts the eligibility of our institutions or students to participate in Title IV programs would have a material adverse effect on our enrollment, financial condition, results of operations and cash flows. Congressional action could also require us to modify our practices in ways that could increase our administrative costs and reduce our operating income, which could have a material adverse effect on our financial condition, results of operations and cash flows.
If Congress significantly reduced the amount of available Title IV program funding, we would attempt to arrange for alternative sources of financial aid for our students, which may include lending funds directly to our students, but private sources would not be able to provide as much funding to our students on as favorable terms as is currently provided by Title IV. In addition, private organizations could require us to guarantee all or part of this assistance and we might incur other additional costs. For these reasons, private, alternative sources of student financial aid would only partly offset, if at all, the impact on our business of reduced Title IV program funding.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
Recent Sales of Unregistered Securities
None.
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
On July 28, 2011, our Board of Directors authorized the University to repurchase up to an additional $25 million ($50 million) total) of common stock, from time to time, depending on market conditions and other considerations. The original authorization of $25 million occurred on August 16, 2010 and the expiration date on the repurchase authorization is September 30, 2012. Repurchases occur at the University’s discretion. Repurchases may be made in the open market or in privately negotiated transactions, pursuant to the applicable Securities and Exchange Commission rules. The amount and timing of future share repurchases, if any, will be made as market and business conditions warrant. During the quarter ended September 30, 2011, we purchased 100 shares of common stock at an aggregate cost of $1,402 and for an average price of $14.02 per share. At September 30, 2011, there remains $26.8 million available under our current share repurchase authorization.

The following table sets forth our share repurchases of common stock during each period in the third quarter of fiscal 2011:

			Total Number of	Maximum Dollar
			Shares Purchased as	Value of Shares
		Average	Part of Publicly	That May Yet Be
	Total Number of	Price Paid	Announced	Purchased Under
Period	Shares Purchased	Per Share	Program	the Program
July 1, 2011 – July 31, 2011	100	$14.02	100	$26,847,000
August 1, 2011 – August 31, 2011	—	—	—	$26,847,000
September 1, 2011 – September 30, 2011	—	—	—	$26,847,000
Total	100	$14.02	100	$26,847,000

Item 3.	Defaults Upon Senior Securities
None.

Item 4.	Reserved

Item 5.	Other Information
None.

Item 6.	Exhibits
(a) Exhibits

Number	Description	Method of Filing
3.1	Amended and Restated Certificate of Incorporation.	Incorporated by reference to Exhibit 3.1 to Amendment No. 6 to the University’s Registration Statement on Form S-1 filed with the SEC on November 12, 2008.

3.2	Second Amended and Restated Bylaws.	Incorporated by reference to Exhibit 3.1 to the University’s Current Report on Form 8-K filed with the SEC on August 2, 2010.

4.1	Specimen of Stock Certificate.	Incorporated by reference to Exhibit 4.1 to Amendment No. 2 to the University’s Registration Statement on Form S-1 filed with the SEC on September 29, 2008.

4.2	Amended and Restated Investor Rights Agreement, dated September 17, 2008, by and among Grand Canyon Education, Inc. and the other parties named therein.	Incorporated by reference to Exhibit 4.2 to Amendment No. 2 to the University’s Registration Statement on Form S-1 filed with the SEC on September 29, 2008.

10.1	2008 Equity Incentive Plan, as amended†	Filed herewith

31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. ††	Filed herewith.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. ††	Filed herewith.

†	Indicates a management contract or any compensatory plan, contract or arrangement.

††	This certification is being furnished solely to accompany this report pursuant to 18 U.S.C. Section 1350, and is not being filed for purposes of Section 18 of the Exchange Act, and is not to be incorporated by reference into any filings of the University, whether made before or after the date hereof, regardless of any general incorporation language in such filing.

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