Form 10-K
period 2011-12-31
Grand Canyon Education, Inc.
filed 2012-02-21
CIK 1434588

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2011

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

Registrant’s telephone number, including area code:

(602) 639-7500

Securities registered pursuant to Section 12(b) of the Act:

(Title of Each Class)	(Name of Each Exchange on Which Registered)
Grand Canyon Education, Inc. Common stock, $.01 par value	The NASDAQ Global Market

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act).     Yes  ☐    No  ☑

The total number of shares of common stock outstanding as of February 14, 2012 was 44,300,233.

As of June 30, 2011, the last business day of the registrant’s most recently completed second fiscal quarter, the registrant’s common stock was listed on the NASDAQ Global Market. As of June 30, 2011, the aggregate market value of the registrant’s common stock held by nonaffiliates was approximately $552.1 million.

DOCUMENTS INCORPORATED BY REFERENCE

Certain portions of the registrant’s Definitive Proxy Statement for its 2012 Annual Meeting of Stockholders (which is expected to be filed with the Commission within 120 days after the end of the registrant’s 2011 fiscal year) are incorporated by reference into Part III of this Report.

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

•	risks associated with changes in applicable federal and state laws and regulations and accrediting commission standards including pending rulemaking by the Department of Education;

•	our ability to hire and train new, and develop and train existing employees and faculty;

•	the pace of growth of our enrollment;

•	our ability to convert prospective students to enrolled students and to retain active students;

•	our success in updating and expanding the content of existing programs and developing new programs in a cost-effective manner or on a timely basis;

•	industry competition, including competition for qualified executives and other personnel;

•	risks associated with the competitive environment for marketing our programs;

•	failure on our part to keep up with advances in technology that could enhance the online experience for our students;

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

Overview

We are a regionally accredited provider of postsecondary education services focused on offering graduate and undergraduate degree programs in our core disciplines of education, healthcare, business, and liberal arts. We offer programs online as well as ground programs at our approximately 115 acre traditional campus in Phoenix, Arizona and onsite at the facilities of employers. We are committed to providing an academically rigorous educational experience with a focus on career-oriented programs that meet the objectives of our students. We utilize an integrated, innovative approach to marketing, recruiting, and retaining students, which has enabled us to increase enrollment from approximately 3,000 students at the end of 2003 to approximately 43,900 students at December 31, 2011. At December 31, 2011, 88.6% of our students were enrolled in our online programs, and, of our online and professional studies students, 42.8% were pursuing master’s or doctoral degrees. At December 31, 2011, our ground enrollment was approximately 5,000, representing an increase of 33.4% over our ground enrollment at December 31, 2010.

We primarily focus on recruiting and educating working adults, whom we define as students age 25 or older who are pursuing a degree while employed. As of December 31, 2011, approximately 91.5% of our online and professional studies students were age 25 or older. We believe that working adults are attracted to the convenience and flexibility of our online programs because they can study and interact with faculty and classmates during times that suit their schedules. We also believe that working adults represent an attractive student population because they are better able to finance their education, more readily recognize the benefits of a postsecondary degree, and have higher persistence and completion rates than students generally.

In 2011, we increased our focus on recruiting students for our expanding traditional ground campus. We believe our strong campus presence in Arizona is a key branding tool that is attractive to many students. We are able to provide traditional ground students an opportunity to earn an education at a private, Christian-oriented university at rates equivalent rates to those of a state funded university. We plan to increase enrollment growth for our traditional campus over the next few years, and seek to have12,000 ground traditional students in attendance at the beginning of our 2015-2016 academic year.

We have experienced significant growth in enrollment, net revenue, and operating income over the last several years. Our enrollment at December 31, 2011 was approximately 43,900, representing an increase of approximately 5.9% over our enrollment at December 31, 2010. Our net revenue and operating income for the year ended December 31, 2011 were $426.7 million and $82.2 million, respectively, representing increases of 10.7% and 41.2%, respectively, over the year ended December 31, 2010. Our net revenue and operating income for the year ended December 31, 2010 were $385.6 million and $58.2 million, respectively, representing increases of 47.2% and 24.9%, respectively, over the year ended December 31, 2009. We seek to achieve continued growth in a manner that reinforces our reputation for providing academically rigorous, career-oriented educational programs that advance the careers of our students.

We have been regionally accredited by the Higher Learning Commission of the North Central Association of Colleges and Schools and its predecessor since 1968, and we were reaccredited in 2007 for the maximum term of ten years. We are regulated by the Department of Education as a result of our participation in the federal student financial aid programs authorized by Title IV of the Higher Education Act (hereafter, Title IV), and, at the state level, we are licensed to operate and offer our programs by the Arizona State Board for Private Postsecondary Education and the Arizona Department of Education for Institutional Recommendation Programs. In addition, we have specialized accreditations for certain programs from the Association of Collegiate Business Schools and Programs, the Commission on Collegiate Nursing Education, and the Commission on Accreditation of Athletic Training Education. In addition, we are a candidate for accreditation by the National Council for Accreditation of Teacher Education (NCATE). We believe that our institution-wide state authorization and regional accreditation, together with these specialized accreditations, reflect the quality of our programs, enhance their marketability, and improve the employability of our graduates.

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

Since February 2004, we have enhanced our senior management team, expanded our online platform and programs, initiated an infrastructure and technology improvement plan and launched a marketing and branding effort to further differentiate us in the markets in which we operate and support our continued growth. We have also made investments to enhance our student and technology support services and added additional infrastructure including a 140,000 square foot basketball and entertainment arena, two additional dormitories, a classroom building, a 55,000 square foot student recreation center that has state of the art training facilities for our 400 student-athletes, and a student activity center that contains a food court, a bowling alley and other student services to support our growing traditional on-campus student population. In 2011 we began construction on two additional dormitories and an Arts and Science classroom building, which will have 21 traditional classrooms, five chemistry labs, two computer labs, a simulation lab, and a skills laboratory. In the Spring of 2012, we will begin construction on our first parking garage. The new Arts and Sciences building as well as these other projects will be completed by August 2012. We believe these investments, combined with our management expertise, provide a platform that will support continued enrollment and revenue growth. We have also maintained our non-denominational Christian identity, with most of our undergraduate programs including Christian study requirements.

Our Approach to Academic Quality

Some of the key elements that we focus on to promote a high level of academic quality include:

•

Academically rigorous, career oriented curricula. We create academically rigorous curricula that are designed to enable all students to gain the foundational knowledge, professional competencies, and demonstrable skills required to be successful in their chosen fields. Our curriculum is designed and delivered by faculty that are committed to high quality, rigorous education. We design our curricula to address specific career-oriented objectives that we believe working adult students in the disciplines we serve are seeking. Through this combination, we believe that we produce graduates that can compete and become leaders in their chosen fields.

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

•

Small class size. At December 31, 2011, 97% of our online classes had 25 or fewer students. These class sizes provide each student with the opportunity to interact directly with course faculty and to receive individualized feedback and attention while also affording our faculty with the opportunity to engage proactively with a manageable number of students. We believe this interaction enhances the academic quality of our programs by promoting opportunities for students to participate actively and thus build the requisite knowledge, competencies, and skills.

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

College	Specialized Accreditations and Program Approvals	Current Period

College of Education

•      The Arizona State Board of Education approves our College of Education to offer Institutional Recommendations for the certification of elementary, secondary, and special education teachers (B.S./M.Ed.) and school principals (M.Ed.).

2010 – 2013 (teacher) 2010 – 2012 (principal)

College of Education

•      Our College of Education is a candidate for accreditation by the National Council for Accreditation of Teacher Education (NCATE), www.ncate.org. Candidacy status means that the College of Education has met preconditions for accreditation but is not accredited. This candidacy covers the initial teacher preparation programs and advanced educator preparation programs that we offer at our ground campus and online.

Ken Blanchard College of Business

•      The Association of Collegiate Business Schools and Programs accredits our Executive Master of Business Administration degree program, Master of Business Administration degree program, and our Bachelor of Science degree programs in Accounting, Business Administration, Marketing, Finance and Economics, and Entrepreneurial Studies.

2007 – 2017

College of Nursing and Health Sciences	• The Commission on Collegiate Nursing Education accredits our Bachelor of Science in Nursing and Master of Science in Nursing degree programs.	2006 – 2016 (B.S.) 2011 – 2021 (M.S.)

	• The Arizona State Board of Nursing approves our Bachelor of Science in Nursing and Master of Science in Nursing degree programs.	2006 – 2016 (B.S.) 2011 – 2021 (M.S.)

	• The Commission on Accreditation of Athletic Training Education accredits our Athletic Training Program.	2008 – 2013

Our regional accreditation with the Higher Learning Commission, and our specialized accreditations and approvals for our core programs, reflect the quality of, and standards we set for, our programs, enhance their marketability, and improve the employability of our graduates.

Curricula

We offer the degrees of Doctor of Education, Doctor of Business Administration, Doctor of Philosophy in General Psychology, Master of Arts, Master of Education, Master of Business Administration, Master of Public Administration, Executive MBA, Master of Public Health, Master of Science, Bachelor of Arts, and Bachelor of Science and a variety of programs leading to each of these degrees. Many of our degree programs also offer the opportunity to obtain one or more emphases. We require students to take a minimum of three designated courses to achieve a given emphasis. We also offer certificate programs, which consist of a series of courses focused on a particular area of study, for students who seek to enhance their skills and knowledge.

We offer our academic programs through our six distinct colleges:

•

the College of Doctoral Studies, which utilizes innovative technology, collaboration, and learning communities to develop expert practitioners and researchers who can become leaders in the disciplines and communities they serve;

•

the College of Education, which has greater than a 60-year history as one of Arizona’s leading teacher’s colleges and consistently graduates teachers who meet or exceed state averages on the Arizona Educator Proficiency Assessment exams;

•

the Ken Blanchard College of Business, which has a well-known brand among our target student population, an advisory board that includes nationally recognized business leaders, and a reputation for offering career-oriented degree programs, including an Executive MBA and programs in leadership, business, and entrepreneurship;

•

the College of Nursing, which, as a result of, among other things, the strong pass rates of our Bachelor of Science in Nursing (pre-licensure) students on the National Council Licensure Examination (“NCLEX”), has a strong reputation within the Arizona nursing community and is the largest nursing program in Arizona when considering total college enrollment (bachelor and masters students);

•

the College of Arts and Sciences, which develops and provides many of the general education course requirements in our other colleges and also serves as one of the vehicles through which we offer programs in additional targeted disciplines; and

•	the College of Fine Arts and Production, which was reintroduced in 2010 and which continues the long and highly regarded tradition that the University has in the Fine Arts.

We license the right to utilize the name of Ken Blanchard in connection with our business school and Executive MBA Programs.

Under the overall leadership of our senior academic affairs personnel and the deans of the individual colleges, each of the colleges organizes its academic programs through various departments and schools. At December 31, 2011, we offered 120 academic degree program and emphasis combinations, as follows:

College of Doctoral Studies
Degree Program	Emphasis
Doctor of Education	• Organizational Leadership — Organizational Development
• Organizational Leadership — Higher Education Leadership
• Organizational Leadership — Education and Effective Schools
• Organizational Leadership — Behavioral Health
• Organizational Leadership — Instructional Leadership
Doctor of Business Administration

Doctor of Philosophy	• General Psychology — Industrial and Organizational Psychology
• General Psychology — Cognition and Instruction

College of Education		Ken Blanchard College of Business
Degree Program	Emphasis	Degree Program	Emphasis

Master of Arts	• Teaching —Professional Learning Communities	Ken Blanchard Executive MBA
• Teaching —Teaching Leadership
Master of Education

•     Education Administration — Institutional Recommendation (“IR”)

•     Educational Leadership — Non-IR

•     Elementary Education — IR

•     Elementary Education — Non-IR

•     Curriculum and Instruction: Reading— Elementary

		Master of Business Administration	• General • Accounting • Corporate • Finance • Health Systems Management • Marketing • Leadership • Strategic Human Resources Management
	• Curriculum and Instruction: Reading — Secondary	Master of Public Administration	• Government and Policy • Health Care Management

•     Curriculum and Instruction:

Technology

•     Secondary Education — IR

•     Secondary Education — Non-IR

•     Special Education for Certified Special Educators

•     Teaching English to Speakers of Other Languages

•     Special Education — Leads to

Credential

		Master of Science	• Leadership • Leadership — Disaster Preparedness & Executive Fire Leadership • Accounting
	• Special Education — Non-IR	Bachelor of Science	• Accounting
	• Early Childhood Education — IR		• Business Administration
	• Early Childhood Education — Non-IR		• Applied Management
Bachelor of Science

•     Elementary/Special Education

•     Elementary Education — English

•     Elementary Education — Math

•     Elementary Education — Science

•     Secondary Education — Biology*

•     Secondary Education — Business Education

•     Secondary Education — Chemistry*

•     Secondary Education — Mathematics

•     Secondary Education — Social Studies

•     Secondary Education — Physical Education*

•     Secondary Education — English

•     Early Childhood Education

• Finance and Economics • Entrepreneurial Studies • Marketing • Public Safety Administration • Sports Management • Public Safety and Emergency Management • Business Management
College of Fine Arts and Production
		Degree Program	Emphasis

		Bachelor of Arts	• Dance Education*
• Digital Film — Production* • Digital Film — Screenwriting*
• Music Education* • Music — Piano*
• Music — Voice* • Music Education Instrumental
• Theatre and Drama*
• Theatre Education
• Digital Design — Animation
• Digital Design — Web Design

College of Nursing		College of Arts and Sciences
Degree Program	Emphasis	Degree Program	Emphasis
Master of Science

•     Nursing — Family Nurse Practitioner*

•     Nursing — Acute Care Nurse Practitioner

•     Nursing — Leadership in Healthcare Systems

•     Nursing — Clinical Nurse Specialist (Education Focus)*

•     Nursing — Clinical Nurse Specialist*

•     Nursing — Nursing Education

•     Nursing — Healthcare Informatics

Master of Science

•     Criminal Justice — Law Enforcement

•     Criminal Justice — Legal Studies

•     Psychology — General Psychology

•     Psychology — Industrial and Organizational Psychology

•     Professional Counseling

•     Addiction Counseling

•     Marriage and Family Therapy

•     Health Care Administration

•     Health Care Informatics

	• Nursing — Public Health	Master of Arts	• Christian Studies
• Christian Studies — Pastoral Ministry
• Christian Studies — Urban Ministry
• Christian Studies — Youth Ministry
• Christian Studies — Christian Leadership
Master of Public Health

Bachelor of Science	• Nursing*	Bachelor of Science	• Justice Studies

• Psychology
• Sociology
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

•     Exercise Science — Athletic Coaching

•     Exercise Science — Health Education

•     Exercise Science — Physical Education

•     Exercise Science — Pre-Physical Therapy

•     Health Care Administration

•     Counseling

•     Forensic Science

		Bachelor of Arts	• Communications
• English Literature
• Interdisciplinary Studies
• Christian Studies
• History

*	Indicates program is offered on ground only

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

We currently offer our ground-based programs to traditional students through three 16-week semesters in a calendar year and to online students in five, seven or eight week courses throughout the calendar year. Traditional students generally enroll in three or four courses per semester while online students typically concentrate on one course at a time. We require our online students to be active in their online student classroom at least three or four times each week, depending on the content and degree level of the class, in order to maintain an active dialogue with their professors and classmates. Our online programs provide a digital record of student interactions for the course instructor to assess students’ levels of engagement and demonstration of required competencies.

New Program Development

We typically identify a potential new degree program or emphasis area through market demand or from proposals developed by faculty, staff, students, alumni, or partners, and then perform an analysis of the development cost and the long-term demand for the program. If, following this analysis, we decide to proceed with the program, our Curriculum Design and Development Team designates a subject matter expert who works with other faculty and our instructional designers to design a program that is consistent with our academically rigorous, career-oriented program standards. The program is then reviewed by the dean of the applicable college, the Program Standards and Evaluation Committee, Academic Affairs Committee, and finally, our President and Chief Academic Officer. Upon accreditation and regulatory approval, the subject matter expert develops a course syllabus and our Marketing Department creates a marketing plan to publicize the new program. Our average program development process is six months from proposal to course introduction. The development process is typically longer if we are expanding into a new field or offering a new level of degree.

Assessment

Our Office of Assessment serves as our central resource for assessing and continually improving our curricula, student satisfaction and learning outcomes. Among other things, the assessment team reviews student course satisfaction surveys; analyzes archived student assignments to assess whether a given program is developing students’ foundational knowledge, professional competencies, and skills to achieve the expected learning outcomes; and provides feedback as to program effectiveness. Based on this data and the conclusions of the assessment team, we modify programs as necessary to meet our student satisfaction and educational development standards.

Faculty

Our faculty includes full-time faculty who teach under a nine-month or twelve-month teaching contract, as well as adjunct faculty whom we employ to teach on a course-by-course basis for a specified fee. As of December 31, 2011, we employed 189 full-time faculty members and we maintain a pool of over 2,400 adjunct faculty members, all of whom had completed our required training. Substantially all of our current faculty members hold at least a master’s degree in their respective field and approximately 30% of our faculty members hold a doctoral degree. On occasion, we engage a limited number of faculty members who may not hold a graduate degree, but who evidence significant professional experience and achievement in their respective subject areas.

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

Administrative services. We provide students with the ability to access a variety of administrative services both telephonically and via the Internet. For example, students can register for classes, apply for financial aid, pay their tuition, and order their transcripts online. We believe this online accessibility provides the convenience and self-service capabilities that our students value. Our academic and finance counselors provide personalized online and telephonic support to our students.

Library services. We provide a mix of online and ground resources, services, and instruction to support the educational and research endeavors of all students, faculty, and staff, including ground and online libraries and a qualified library staff that is available to help faculty and students with research, teaching, and library resource instruction. Collectively, our library services meet, or exceed, accrediting and approving bodies expectations for us to offer undergraduate, master’s, and doctoral programs.

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

Admissions

Admission to Grand Canyon University is available to qualified students who are at least 16 years of age. Undergraduate applicants may qualify in various ways, including by having a high school diploma, certain minimum grade point average levels, a composite score of 920 or greater on the Scholastic Aptitude Test, a composite score of 19 or greater on the ACT test, or a passing cumulative score of 2,587 or greater on the General Education Development (GED) tests. Some of our programs require a higher grade point average and/or other criteria to qualify for admission. Applicants to our graduate programs must generally have an undergraduate degree from an accredited college, university, or program with a grade point average of 2.8 or greater, or a graduate degree from such a college, university, or program. In addition, some students who do not meet the qualifications for admission may be admitted at our discretion. A student being considered for such admission may be asked to submit additional information such as personal references and an essay addressing academic history. Students may also need to schedule an interview to help clarify academic goals and help us make an informed decision.

Enrollment

At December 31, 2011, we had 43,917 students enrolled in our courses, of which 38,918, or 88.6%, were enrolled in our online programs, and 4,999, or 11.4%, were enrolled in our ground programs. Of our students in online programs, which were geographically distributed throughout all 50 states of the United States, and Canada, and professional studies programs, 91.5% were age 25 or older. Of our traditional on-campus students, 78.9% were under age 25 and, although we draw students from throughout the United States, a substantial majority were from Arizona.

The following is a summary of our student enrollment at December 31, 2011 and December 31, 2010 (which included fewer than 400 students pursuing non-degree certificates) by degree type and by instructional delivery method:

	September 30,	September 30,	September 30,	September 30,
	December 31, 2011(1)		December 31, 2010(1)
	# of Students	% of Total	# of Students	% of Total
Graduate degree (2)	17,175	39.1%	17,732	42.7%
Undergraduate degree	26,742	60.9%	23,750	57.3%

Total	43,917	100.0%	41,482	100.0%

	September 30,	September 30,	September 30,	September 30,
	December 31, 2011(1)		December 31, 2010(1)
	# of Students	% of Total	# of Students	% of Total
Online(3)	38,918	88.6%	37,734	91.0%
Ground (4)	4,999	11.4%	3,748	9.0%

Total	43,917	100.0%	41,482	100.0%

(1)	Enrollment at December 31, 2011 and 2010 represents individual students who attended a course during the last two months of the calendar quarter.

(2)	Includes 1,924 and 1,186 students pursuing doctoral degrees at December 31, 2011 and 2010, respectively.

(3)	As of December 31, 2011 and 2010, 42.8% and 45.7%, respectively, of our online and professional studies students were pursuing graduate or doctoral degrees.

(4)	Includes our traditional on-campus students, as well as our professional studies students.

Tuition and Fees

Our tuition rates vary by type and length of program and by degree level. For all graduate and undergraduate programs, tuition is determined by the number of courses taken by each student. For our 2011-12 academic year (the academic year that began in May 2011), our prices per credit hour are $450 for undergraduate online and professional studies courses, $480 for graduate online courses (other than graduate business and graduate nursing), $530 for graduate business courses, $580 for graduate online nursing courses, $595 for doctoral courses, and $688 for undergraduate courses for traditional on-campus students. For our active duty and active reserve online and professional studies students, our prices per credit hour are $250 for undergraduate and $385 for graduate. The overall price of each course varies based upon the number of credit hours per course (with most courses representing four credit hours), the degree level of the program, and the discipline of the course. In addition, we charge a fixed $8,250 “block tuition” for undergraduate ground students taking between 12 and 18 credit hours per semester, with an additional $688 per credit hour for credits in excess of 18. A traditional undergraduate degree typically requires a minimum of 120 credit hours. The minimum number of credit hours required for a master’s degree and overall cost for such a degree varies by program although such programs typically require approximately 36 credit hours. The doctoral programs require approximately 60 credit hours.

We offer tuition scholarships to select students, including online students, athletes, employees, and participants in programs we offer through relationships with employers. For the years ended December 31, 2011, 2010, and 2009, our revenue was reduced by approximately $73.6 million, $55.8 million, and $34.2 million, respectively, as a result of scholarships that we offered to our students. The increase in scholarships is due to increased revenues and a significant increase in the use of academic scholarships to attract high performing students.

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

During fiscal 2011 and 2010, we derived approximately 80.2% and 84.9%, respectively, of our net revenues (calculated on a cash basis in accordance with Department of Education standards that were in effect prior to the August 2008 reauthorization of the Higher Education Act) from tuition financed under the Title IV programs. During fiscal year 2010, the Health Care and Education Reconciliation Act was enacted and signed into law. This legislation, among other things, eliminated the Federal Family Education Loan Program, or FFEL, and required all Title IV federal student loans to be administered through the Federal Direct Loan Program, or FDL Program, commencing July 1, 2010. We completed the transition of loan origination and related servicing from the FFEL to the FDL Program during the third quarter of fiscal year 2010. The primary Title IV programs that our students receive funding from are the FDL Program, and the Federal Pell Grant, or Pell, Program.

Student loans are currently the most significant source of U.S. federal student aid and are administered through the FDL Program. Previously, these loans were also available under the FFEL. Annual and aggregate loan limits apply based on the student’s grade level. There are two types of federal student loans: subsidized loans, which are based on the U.S. federal statutory calculation of student need, and unsubsidized loans, which are not need-based. Neither type of student loan is based on creditworthiness. Students are not responsible for interest on subsidized loans while the student is enrolled in school. Students are responsible for the interest on unsubsidized loans while enrolled in school, but have the option to defer payment while enrolled. Repayment on federal student loans begins six months after the date the student ceases to be enrolled. The loans are repayable over the course of 10 years and, in some cases, longer. Both graduate and undergraduate students are eligible for loans. During 2011, federal student loans (both subsidized and unsubsidized) represented approximately 86.0% of the gross Title IV funds received by the University.

Pell Grants are awarded based on need and only to undergraduate students who have not earned a bachelor’s or professional degree. Unlike loans, Pell Grants are not repayable. During fiscal year 2011, Pell Grants represented approximately 12.8% of the gross Title IV funds received by the University. The eligibility requirements for, and the maximum amount available under, Pell Grants increased in 2009 and 2010, but did not increase in 2011 over 2010 levels.

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

Other financial aid programs. In addition to the Title IV programs listed above, eligible students may participate in several other financial aid programs or receive support from other governmental sources. These include veterans educational benefits administered by the U.S. Department of Veterans Affairs and state financial aid programs. During fiscal 2011 and 2010, we derived an immaterial amount of our net revenue from tuition financed by such programs.

Private loans. Some of our students also use private loan programs to help finance their education. Students can apply to a number of different lenders for private loans at current market interest rates. Private loans are intended to fund a portion of students’ cost of education not covered by the Title IV programs and other financial aid. During fiscal 2011 and 2010, payments derived from private loans constituted less than 1% of our net revenues for each year respectively.

Other sources. We derived the remainder of our net revenue from tuition that is self-funded or attributable to employer tuition reimbursements.

Technology Systems and Management

We believe that we have established a secure, reliable, scalable technology systems that provide a high quality online educational environment and gives us the capability to substantially grow our online and traditional programs and enrollment.

Online course delivery and management. Historically, we have used the ANGEL Learning Management Suite as our online learning management system. ANGEL is a web-based system and collaboration portal that stores, manages, and delivers course content; provides interactive communication between students and faculty; enables assignment uploading; and supplies online evaluation tools,. The system also provides centralized administration features that support the implementation of policies for content format and in-classroom learning tools. During 2010, we entered into an agreement with an affiliated entity to develop a new learning management system for use by the University. Through this agreement we prepaid perpetual license fees, acquired source code rights for the software developed, and prepaid maintenance and service fees for the first seven years of use, for an aggregate amount of $4.9 million. We began converting our students to this new learning management platform in October of 2011 and anticipate full implementation in 2012. We continually seek to develop and implement features that enhance the online classroom experience, such as delivering course content through streaming video, simulations, and other interactive enhancements.

Internal administration. We utilize a commercial customer relations management package to distribute, manage, track, and report on all interactions with prospective student leads as well as all active and inactive students. This package is scalable to capacity levels well in excess of current requirements. We also utilize a commercial software package to track Title IV funds, student records, grades, accounts receivable, and accounts payable.

Infrastructure. We operate two data centers, one at our campus and one at another Phoenix-area location. All of our servers are networked and we have redundant data backup. We manage our technology environment internally. Our wide area network uses fully redundant SONET ring technology to ensure maximum uptime, bandwidth capacity and network performance while allowing the flexibility needed to bring on additional data centers and remote sites as needed. Student access is load balanced for maximum performance. Real-time monitoring provides current system status across server, network, and storage components.

Ground Campus

We own our ground campus, which is located on approximately 115 acres in the center of the Phoenix, Arizona metropolitan area, near downtown Phoenix. Our on-campus facilities currently consist of 45 buildings, which include 64 classrooms, two lecture halls, a 300-seat theater, four student computer labs with 125 computers that are available to students 18 hours per day, a 155,000-volume library, a media arts complex that provides communications students with audio and video equipment, a 55,000 square foot recreation center for both student-athletes and on-campus students, a 140,000 square foot/ 5,000 seat basketball and entertainment arena, and an activity center that contains a food court, a bowling alley and other student services. We house our ground students in an on-campus student apartment complex and three dormitories that can collectively hold up to 1,770 students. In 2011, we began construction on an Arts and Sciences classroom building, which will have 21 traditional classrooms, five chemistry labs, two computer labs, a simulation lab, and a skills laboratory, and two additional dormitories that will add 1,000 total beds. In the Spring of 2012, we will begin construction on our first parking garage with 1,630 new parking spaces.

We have 21 intercollegiate athletic teams that compete in Division II of the National Collegiate Athletic Association (“NCAA”) and one club program. Our athletic facilities include the University Arena (a 5,000 seat venue for all men’s and women’s basketball games plus selected other GCU athletic competitions, concerts, speakers and other events), and a competition/practice gymnasium, which accommodates basketball, volleyball, and wrestling competitive events. In addition, the University’s 55,000 square foot student recreation center that has state of the art training facilities for our 400 student-athletes plus practice space and locker rooms for men’s and women’s basketball and wrestling. Our baseball, softball, track and field, soccer and lacrosse programs utilize on-campus practice and competition sites. Golf, tennis, cross-country and swimming programs utilize off-campus sites for practice and competition. Our baseball program has produced 14 Major League Baseball players while the men’s basketball program has produced a pair of NBA players. Baseball, basketball, tennis and soccer have combined to produce nine National Association of Intercollegiate Athletics (“NAIA”) or NCAA National Championship teams.

We believe our ground-based programs and traditional campus not only offer our ground students, faculty, and staff an opportunity to participate in a traditional college experience, but also provide our online students, faculty, and staff with a sense of connection to a traditional university. Additionally, our full-time ground faculty play an important role in integrating online faculty into our academic programs and ensuring the overall consistency and quality of the ground and online student experience. We believe our mix of a rapidly growing online program, anchored by a traditional ground-based program with a greater than 60-year history and heritage, differentiates us from most other for-profit postsecondary education providers.

We intend to continue to expand the size and enhance the profile and reputation of our ground campus by, among other things, adding faculty and expanding upon and modernizing our campus infrastructure and technological capabilities over the next several years. These activities may require significant capital expenditures and may cause us to incur significant expenses.

Employees

In addition to our faculty, as of December 31, 2011, we employed approximately 2,550 staff and administrative personnel in university services, academic advising and academic support, enrollment services, university administration, financial aid, information technology, human resources, corporate accounting, finance, and other administrative functions. None of our employees is a party to any collective bargaining or similar agreement with us. We consider our relationships with our employees to be good.

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

Proprietary Rights

We own or are licensed to use various intellectual property rights, including copyrights, trademarks, service marks, trade secrets and domain names. We license the right to utilize the name of Ken Blanchard in connection with our business school and Executive MBA programs and have spent significant resources in related branding efforts. The license agreement with Ken Blanchard has a current term that expires on December 31, 2016. While such intellectual property rights are important to us, we do not believe that the loss of any individual property right or group of related rights would have a material adverse effect on our overall business.

Available Information

Our Internet address is www.gcu.edu. We make available free of charge on our website our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, Forms 3, 4, and 5 filed on behalf of directors and executive officers, and all amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act, as soon as reasonably practicable after such reports are electronically filed with, or furnished to, the Securities and Exchange Commission (hereafter, the SEC). In addition, our earnings conference calls are web cast live via our website. In addition to visiting our website, you may read and copy any document we file with the SEC at the SEC’s Public Reference Room at 100 F. Street NE, Washington, D.C. 20549 or at www.sec.gov. Please call the SEC at 1-800-SEC-0330 for information on the Public Reference Room.

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

Several states have sought to assert jurisdiction over educational institutions offering online degree programs that have no physical location or other presence in the state but that have some activity in the state, such as enrolling or offering educational services to students who reside in the state, employing faculty who reside in the state, or advertising to or recruiting prospective students in the state. In addition, the Department of Education has adopted new regulations that require online providers to meet any such state requirements and, thus, the Department of Education would seem to have authority, in addition to that of the states, to enforce applicable state law requirements. See “New Regulations — State authorization.” Because state regulatory requirements for online education vary among the states, are not well developed in many states, are imprecise or unclear in some states, and can change frequently, it is unclear how the new Department of Education regulation will be enforced and what impact it will have on us. New laws, regulations, or interpretations related to doing business over the Internet could also increase our cost of doing business and affect our ability to recruit students in particular states, which could, in turn, negatively affect enrollments and revenues and have a material adverse effect on our business.

We have determined that our activities in certain states constitute a presence requiring licensure or authorization under the requirements of the applicable state education agency in those states and we have obtained such licensure or authorization. In other states, we have obtained approvals as we have determined necessary in connection with our marketing and recruiting activities or where we have determined that our licensure or authorization can facilitate the teaching certification process in a particular state for graduates of our College of Education. We review the licensure or authorization requirements of other states when appropriate to determine whether our activities in those states constitute a presence or otherwise require licensure or authorization by the applicable state education agencies. Because state regulatory requirements, including agency interpretations, can change frequently, and because we enroll students in all 50 states and the District of Columbia, we expect that state regulatory authorities in states where we are not currently licensed or authorized will request that we seek licensure or authorization in their states in the future. Although we believe that we will be able to comply with additional state licensing or authorization requirements that may arise or be asserted in the future, including under the Department of Education’s state authorization regulations, if we fail to comply with state licensing or authorization requirements for a state, or fail to obtain licenses or authorizations when required, we could lose our state licensure or authorization by that state or be subject to other sanctions, including restrictions on our activities in, and fines and penalties imposed by, that state, as well as fines, penalties, and sanctions imposed by the Department of Education. While we do not believe that any of the states in which we are currently licensed or authorized, other than Arizona, are individually material to our operations, the loss of licensure or authorization in any state could prohibit us from recruiting prospective students or offering services to current students in that state, which could significantly reduce our enrollments.

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

Our College of Education is approved by the Arizona State Board of Education to offer Institutional Recommendations (credentials) for the certification of elementary, secondary, and special education teachers and school administrators. Our College of Nursing is approved by the Arizona State Board of Nursing for the Bachelor of Science in Nursing and Master of Science in Nursing degrees. Due to varying requirements for professional licensure and certification in states other than Arizona, we inform students of the risks associated with obtaining professional licensure or certification and that it is each student’s responsibility to determine what state, local or professional licensure and certification requirements are necessary in his or her individual state.

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

The reauthorization of the Higher Education Act in 2008 and final regulations thereunder issued by the Department of Education that became effective July 1, 2010 require accreditors to monitor the growth of programs at institutions that are experiencing significant enrollment growth. The Higher Learning Commission requires all affiliated institutions to complete an annual data report. If the non-financial data, particularly enrollment information, and any other information submitted by the institution indicate problems, rapid change, or significant growth, the Higher Learning Commission staff may require that the institution address any concerns arising from the data report in the next self-study and visit process. The Higher Learning Commission staff may also recommend that its Institutional Actions Council require additional monitoring. In addition, regulations issued by the Department of Education require the Higher Learning Commission to notify the Department of Education if an institution it accredits that offers distance learning programs experiences an increase in its headcount enrollment of 50% or more in any fiscal year, and the Department of Education may consider that information in connection with its own regulatory oversight activities.

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

Regulation of Federal Student Financial Aid Programs

To be eligible to participate in the Title IV programs, an institution must comply with specific requirements contained in the Higher Education Act and the regulations issued thereunder by the Department of Education. An institution must, among other things, be licensed or authorized to offer its educational programs by the state in which it is physically located (in our case, Arizona) and maintain institutional accreditation by an accrediting commission recognized by the Department of Education (in our case, the Higher Learning Commission). Since July 2008, we had been provisionally certified to participate in the Title IV programs on a month-to-month basis. On April 8, 2011, following the completion of the Department of Education’s review of information we had provided in connection with a deemed change in control that resulted from the termination in January 2011 of certain voting agreements among our stockholders, the Department of Education notified us that it had approved our application for a change in control ownership and issued to us a new, provisional program participation agreement to participate in the Title IV programs. While this certification is provisional, the Department of Education’s action did remove us from month-to-month status, provides for our continued participation in Title IV programs through December 31, 2013, and did not impose any conditions (such as any letter of credit requirement) or other restrictions on us during the provisional period other than the standard restrictions applicable to a provisional certification. In accordance with the terms of the provisional certification, we may apply for recertification on a full basis by submitting a complete application by no later than September 30, 2013.

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

Significant factors relating to the Title IV programs that could adversely affect us include the following:

Congressional action. Congress must reauthorize the Higher Education Act on a periodic basis, usually every five to six years, and the most recent reauthorization occurred in August 2008. The reauthorized Higher Education Act reauthorized all of the Title IV programs in which we participate, but made numerous revisions to the requirements governing the Title IV programs, including provisions relating to student loan default rates and the formula for determining the maximum amount of revenue that institutions are permitted to derive from the Title IV programs. In addition, members of Congress periodically introduce legislation that would impact Title IV programs and our industry generally. Because a significant percentage of our revenue is derived from the Title IV programs, any action by Congress that significantly reduces Title IV program funding or our ability or the ability of our students to participate in the Title IV programs could increase our costs of compliance, reduce the ability of some students to finance their education at our institution, require us to seek to arrange for other sources of financial aid for our students and materially decrease our student enrollment.

In recent years, there has been increased focus by Congress on the role that proprietary educational institutions play in higher education. In June 2010, the Education and Labor Committee of the U.S. House of Representatives held a hearing to examine the manner in which accrediting agencies review higher education institutions’ policies on credit hours and program length. This followed a report from the Office of the Inspector General of the Department of Education in December 2009 criticizing the accreditation of a proprietary school by a regional accrediting body and requesting that the Department of Education review the appropriateness of its recognition of the accrediting body. Also in June 2010, the U.S. Senate Committee on Health, Education, Labor and Pensions (“HELP Committee”) held the first in a series of hearings to examine the proprietary education sector. At a subsequent hearing in August 2010, the Government Accountability Office (“GAO”) presented a report of its review of various aspects of the proprietary sector, including recruitment practices and the degree to which proprietary institutions’ revenue is composed of Title IV funding. Following the August hearing, Sen. Tom Harkin, the Chairman of the HELP Committee, requested a broad range of detailed information from 30 proprietary institutions, including us. In September 2010, the HELP Committee held a third hearing and Sen. Harkin’s staff released a memorandum entitled “The Return on the Federal Investment in For-Profit Education: Debt Without a Diploma.” Sen. Harkin has held subsequent hearings and roundtable discussions, most recently on July 21, 2011, and we believe that future hearings may be held. On September 22, 2011, Sen. Tom Carper, the Chairman of the Senate Homeland Security and Government Affairs Subcommittee on Federal Financial Management, Government Information, Federal Services and International Security, held a hearing on “Improving Educational Outcomes for Our Military and Veterans,” focusing on the quality of education for the military and veterans population and the treatment of such funding for purposes of the 90/10 Rule calculation that, if enacted, would adversely impact our 90/10 Rule percentage. Sen. Carper suggested a follow-up roundtable discussion. Other Congressional hearings or roundtable discussions are expected to be held regarding various aspects of the education industry that may affect our business. In addition, on December 12, 2011, Rep. Elijah Cummings, the ranking member of the House Committee on Oversight and Government Reform requested certain information from the publicly traded proprietary schools, including us, related to the compensation of our executives (substantially all of which was already publicly available). Finally, on January 22, 2012, Sen. Richard Durbin of Illinois introduced a bill that would change the 90/10 Rule (discussed below) to an 85/15 rule and require that colleges count GI Bill benefits, military tuition assistance, and several other sources of federal funds as student financial aid (the “Durbin bill”). We have been, and intend to continue to be, responsive to requests from Congressional committees for information about our business. We cannot predict what legislation, if any, may result from these Congressional committee hearings and inquiries or what impact any such legislation might have on the proprietary education sector or our business in particular.

In addition, Congress must determine the funding levels for the Title IV programs on an annual basis through the budget and appropriations process, and may adjust those levels at other times. In this regard, in April 2011, Congress permanently eliminated year-round Pell Grant awards beginning with the 2011-2012 award year as part of the fiscal year 2011 Continuing Resolution spending bill. We believe this change, which did not reduce the maximum annual grant level, will have only a nominal impact on our business. However, because the Pell Grant program is one of the largest non-defense discretionary spending programs in the federal budget, it is a target for reduction as Congress addresses the budget deficits.

In August 2011, President Obama signed into law the Budget Control Act of 2011, which provides for an increase in the federal government borrowing limit and spending reductions in two phases. The first phase imposes various spending cuts, including the elimination of the partial in-school interest subsidy for graduate student loans beginning July 1, 2012. The cost of borrowing will increase for graduate students who defer payment of interest while enrolled, which could adversely impact enrollment. More recently, effective July 1, 2012, Congress eliminated Pell Grants for students without a high school diploma or G.E.D., but who have demonstrated an ability to benefit from postsecondary education.

The confluence of the increasing scrutiny by Congress of the proprietary education sector and the Congressional focus on the U.S. budget deficit increases the likelihood of legislation that will adversely impact our business. For example, Congress could extend the elimination of the in-school interest subsidy to undergraduate students or to undergraduate students in proprietary institutions, reduce the maximum amount of or change the eligibility standards for student loans and/or Pell Grants or make other material changes in Title IV programs driven by policy considerations, economic considerations or both. As proposed in the Durbin bill referred to above, Congress could also revise the “90/10 Rule”, discussed more fully below, in a number of ways, including changing how certain funds are counted under this rule, revising the percentage of income that proprietary schools must derive from non-federal sources, or both. Any action by Congress that significantly reduces Title IV program funding, whether through across-the-board funding reductions, sequestration or otherwise, or materially impacts the eligibility of our institutions or students to participate in Title IV programs would have a material adverse effect on our enrollment, financial condition, results of operations and cash flows. Congressional action could also require us to modify our practices in ways that could increase our administrative costs and reduce our operating income, which could have a material adverse effect on our financial condition, results of operations and cash flows.

Regulatory changes. In May 2009, the Department of Education announced its intent to initiate a round of negotiated rulemaking to address Title IV program integrity issues. Negotiated rulemaking is a process whereby the Department of Education consults with members of the postsecondary education community to identify issues of concern and attempts to agree on proposed regulatory revisions to address those issues before the Department of Education formally proposes any regulations. If the Department of Education and negotiators cannot reach consensus on their entire package of draft regulations, the Department of Education is authorized to propose regulations without being bound by any agreements made in the negotiation process. That process was concluded for a significant number of regulatory topics in January 2010 and addressed a number of significant issues, including: compensation paid by institutions to persons or entities engaged in student recruiting or admission activities; the determination of satisfactory academic progress under different academic calendars; state authorization as a component of institutional eligibility; the definition of a credit hour for purposes of determining program eligibility status, particularly in the context of awarding Pell Grants; verification of information included on student aid applications; the definition of a high school diploma as a condition of a student’s receipt of Title IV aid and requirements that an institution be able to demonstrate that its graduates obtain gainful employment, as measured against certain metrics such as student loan debt and salaries of graduates. Of the proposed revisions to the regulations that were considered in that negotiated rulemaking, the negotiators did not reach consensus on the proposals to modify the standards relating to the payment of incentive compensation to employees involved in student recruitment and enrollment and to adopt a definition of “gainful employment” for purposes of the requirement placed on proprietary schools that participate in Title IV programs that a program of study prepare students for gainful employment in a recognized occupation. Accordingly, under the negotiated rulemaking protocol, the Department of Education became authorized to propose regulations with respect to these topics without regard to the concerns of institutions as expressed during the negotiated rulemaking process.

On June 18, 2010, the Department of Education issued a Notice of Proposed Rulemaking (“NPRM”) in respect of the incentive compensation rule and other program integrity issues, other than the metrics for determining compliance with the gainful employment requirement. The final rules on these topics were published on October 29, 2010 and became effective on July 1, 2011. The changes to the incentive compensation rule and other program integrity issues are discussed below under “New Regulations — Revised incentive compensation rule,” “New Regulations —Substantial misrepresentation,” and “New Regulations —State authorization.”

On July 26, 2010, the Department of Education issued an NPRM in respect of the proposed gainful employment requirement. While the Department of Education previously stated that its goal was to publish final rules related to the gainful employment requirement by November 1, 2010 and to have the final rules be effective July 1, 2011 with certain provisions to be effective July 1, 2012, due to the unprecedented volume of comments received regarding the proposed rules, on September 24, 2010, the Department of Education announced that it would delay issuing final rules until early 2011 in order to give interested parties more time to clarify their comments and respond to questions from Department of Education officials. The final gainful employment rules, which were published on June 13, 2011 and became effective July 1, 2011, are discussed below under “New Regulations —Gainful employment rule.”

We are still assessing the impact of the final regulations on our financial aid policies and practices and on our other operations, plans, and strategies. At this time, we cannot predict with any certainty whether compliance with such new requirements will result in a material adverse effect on our enrollments and operations.

In May 2011, the Department of Education announced its intention to establish additional negotiated rulemaking committees to prepare proposed regulations under the Higher Education Act, as reauthorized. Three public hearings were conducted in May 2011 at which interested parties suggested issues that should be considered for action by the negotiating committees. The Department of Education also conducted roundtable discussions to inform policy in the areas of teacher preparation and college completion. In October 2011, the Department of Education requested nominations for individual negotiators for two negotiation teams to address teacher preparation and student loan issues. These negotiations began in January 2012 and are scheduled to conclude in April 2012.

On September 27, 2011, the Department of Education published a Notice of Proposed Rulemaking (“NPRM”) to amend the regulations for institutional eligibility under the Higher Education Act, as reauthorized, and to streamline the application and approval process for new programs, as required by the October 2010 rules on gainful employment. The public comment period ended on November 14, 2011 and the Department of Education is reviewing and considering responses to the NPRM before publishing final regulations that would be effective July 2013.

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

Since July 2008, we had been provisionally certified to participate in the Title IV programs on a month-to-month basis. On April 8, 2011, following the completion of the Department of Education’s review of information we had provided in connection with a deemed change in control that resulted from the termination in January 2011 of certain voting agreements among our stockholders, the Department of Education notified us that it had approved our application for a change in control and issued to us a new, provisional program participation agreement to participate in the Title IV programs. While this certification is provisional, the Department of Education’s action did remove us from month-to-month status, provides for our continued participation in Title IV programs through December 31, 2013, and did not impose any conditions (such as any letter of credit requirement) or other restrictions on us during the provisional period other than the standard restrictions applicable to a provisional certification. In accordance with the terms of the provisional certification, we may apply for recertification on a full basis by submitting a complete application by no later than September 30, 2013. If the Department of Education does not renew or withdraws our certification to participate in the Title IV programs at any time, our students would no longer be able to receive Title IV program funds. Alternatively, the Department of Education could renew our certification, but restrict or delay our students’ receipt of Title IV funds, limit the number of students to whom we could disburse such funds, or place other restrictions on us. Any of these outcomes would have a material adverse effect on our enrollments and us.

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

•	submit all required reports and consolidated financial statements in a timely manner; and

•	not otherwise appear to lack administrative capability.

If an institution fails to satisfy any of these criteria, the Department of Education may:

•	require the institution to repay Title IV funds its students previously received;

•	transfer the institution from the advance method of payment of Title IV funds to heightened cash monitoring status or the reimbursement system of payment;

•	place the institution on provisional certification status; or

•	commence a proceeding to impose a fine or to limit, suspend or terminate the institution’s participation in the Title IV programs.

If we are found not to have satisfied the Department of Education’s administrative capability requirements, our students could lose, or be limited in their access to, Title IV program funding.

Department of Education regulations that became effective July 1, 2010 revised the administrative capability regulations to, among other things (i) require reporting to the Department of Education of any reasonable reimbursements paid or provided by a lender to institutional employees with loan or other financial aid responsibilities and (ii) implement the new three year cohort default rate rules. See “Regulation of Student Financial Aid Programs — Student loan defaults.” We have had to make certain administrative and reporting changes to adapt our systems and practices to meet the requirements of these new regulations. In addition, as part of our transition from a “term-based” financial aid system (where all students, including online students, begin programs and are eligible to receive financial aid at periodic start dates pursuant to a calendar-based term system) to a “borrower-based” financial aid system (where online and professional studies students may begin a program and be eligible to receive financial aid at any time throughout the year) in the spring of 2010, we converted our back office system from Datatel, Inc. to a series of programs developed by Campus Management Corp., including CampusVue and CampusPortal. This conversion is intended to allow us to manage all of our students with greater ease and flexibility by providing for rolling and flexible start dates.

Financial responsibility. The Higher Education Act and Department of Education regulations establish extensive standards of financial responsibility that institutions such as Grand Canyon University must satisfy in order to participate in the Title IV programs. The Department of Education evaluates institutions for compliance with these standards on an annual basis based on the institution’s annual audited consolidated financial statements, as well as when the institution applies to the Department of Education to have its eligibility to participate in the Title IV programs recertified. The most significant financial responsibility standard is the institution’s composite score, which is derived from a formula established by the Department of Education based on three financial ratios:

•	equity ratio, which measures the institution’s capital resources, financial viability and ability to borrow;

•	primary reserve ratio, which measures the institution’s ability to support current operations from expendable resources; and

•	net income ratio, which measures the institution’s ability to operate at a profit or within its means.

The Department of Education assigns a strength factor to the results of each of these ratios on a scale from negative 1.0 to positive 3.0, with negative 1.0 reflecting financial weakness and positive 3.0 reflecting financial strength. The Department of Education then assigns a weighting percentage to each ratio and adds the weighted scores for the three ratios together to produce a composite score for the institution. The composite score for the institution’s most recent fiscal year must be at least 1.5 for the institution to be deemed financially responsible without the need for further Department of Education oversight. Our composite scores for our fiscal years ended December 31, 2010, 2009 and 2008 were 2.5, 2.9 and 2.9, respectively, and, therefore, we are considered financially responsible for purposes of these regulations. We have not yet submitted our consolidated financial statements to the Department of Education for our 2011 fiscal year, but have calculated that our composite score for the 2011 fiscal year will be at least 2.2. The decrease in our composite score between 2009 and 2011 is primarily due to our investment in the ground campus infrastructure during 2010 and 2011. We have modeled our composite score for future years using, among other estimates, our estimated ground campus capital expenditures and believe that our composite score will remain above 2.0 in the future.

In addition to having an acceptable composite score, an institution must, among other things, provide the administrative resources necessary to comply with Title IV program requirements, meet all of its financial obligations, including required refunds to students and any Title IV liabilities and debts, be current in its debt payments, and not receive an adverse, qualified, or disclaimed opinion by its accountants in its audited consolidated financial statements. If the Department of Education were to determine that we did not meet the financial responsibility standards due to a failure to meet the composite score or other factors, we would expect to be able to establish financial responsibility on an alternative basis permitted by the Department of Education, which could include, in the Department of Education’s discretion, posting a letter of credit, accepting provisional certification, complying with additional Department of Education monitoring requirements, agreeing to receive Title IV program funds under an arrangement other than the Department of Education’s standard advance funding arrangement, such as the reimbursement system of payment or heightened cash monitoring, and complying with or accepting other limitations on our ability to increase the number of programs we offer or the number of students we enroll.

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

Return of Title IV funds for students who withdraw. When a student who has received Title IV program funds withdraws from school, the institution must determine the amount of Title IV program funds the student has “earned” and then must return the unearned Title IV program funds (a “return to Title IV”) to the appropriate lender or the Department of Education in a timely manner, which is generally no later than 45 days after the date the institution determined that the student withdrew. If such payments are not timely made, the institution will be required to submit a letter of credit to the Department of Education equal to 25% of the Title IV funds that the institution should have returned for withdrawn students in its most recently completed fiscal year. Under Department of Education regulations, the letter of credit requirement is triggered by late returns of Title IV program funds for 5% or more of the withdrawn students (and involving more than two student refunds) in the audit sample in the institution’s annual Title IV compliance audit for either of the institution’s two most recent fiscal years or in a Department of Education program review. We did not exceed this 5% threshold in our annual Title IV compliance audits for 2010 (the most recent year for which we have completed a Title IV compliance audit), 2009 or 2008.

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

In April 2010, we converted from a term-based environment to a non-term, borrower-based environment for our non-traditional students. In a non-term, borrower-based environment, we operate on a 24-credit academic year/12-credit payment period for our undergraduate students, who must take three courses during each payment period, and a 12-credit academic year/6-credit payment period for our graduate students, who must take two courses during each payment period, and, as a result, we now calculate returns to Title IV based on the percentage of the payment period attended in comparison to the full payment period (there is no module concept in a non-term, borrower-based environment). In this environment, a student (whether undergraduate or graduate) must complete greater than 60% of the payment period in order to earn the full financial aid award. Thus, if a student completes the first course but withdraws prior to the second one and therefore does not complete greater than 60% of the payment period, then the full financial aid award is not earned by the student. In such case, we must perform a return to Title IV calculation and most, if not all of the funds for future courses, would be returned to the lender or the Department of Education. If the student withdraws after the 60% threshold, then the student is deemed to have earned 100% of the Title IV program funds he or she received. Since, under the non-term, borrower-based system, a student generally must complete two of the courses in a payment period to earn the full financial aid award, as opposed to just a single course under the term-based module approach, we have experienced an increase in the Title IV funds that needed to be returned to lenders or the Department of Education, especially in the first six months that we operated in the non-term, borrower-based system.

The “90/10 Rule.” A requirement of the Higher Education Act, commonly referred to as the “90/10 Rule,” that is applicable only to for-profit, postsecondary educational institutions like us, provides that an institution loses its eligibility to participate in the Title IV programs if the institution derives more than 90% of its revenue for each of two consecutive fiscal years from Title IV program funds. For purposes of the 90/10 Rule, revenue is calculated under a complex regulatory formula that requires cash basis accounting and other adjustments to the calculation of an institution’s revenue under generally accepted accounting principles that appears in its consolidated financial statements. This rule provides that an institution that violates this revenue limit becomes ineligible to participate in the Title IV programs as of the first day of the fiscal year following the second consecutive fiscal year in which it exceeds the 90% threshold, and its period of ineligibility extends for at least two consecutive fiscal years. If an institution exceeds the 90% threshold for two consecutive fiscal years and it and its students have received Title IV funds during the period of ineligibility, the institution will be required to return those Title IV funds to the applicable lender or the Department of Education. If an institution’s rate exceeds 90% for any single fiscal year, it will be placed on provisional certification for at least two fiscal years.

The August 2008 reauthorization of the Higher Education Act included significant revisions to the 90/10 Rule that became effective upon the date of the law’s enactment, including provisions that allow institutions, when calculating their compliance with this revenue test, to exclude from their Title IV program revenue for a three-year period ended June 30, 2011 the additional federal student loan amounts that became available through the Unsubsidized Stafford Loan Program starting in July 2008, and to include more non-Title IV revenue, such as revenue from institutional loans under certain circumstances. Given the level of complexity of this calculation, we did not seek to quantify precisely the benefit that we may have derived in the 90/10 percentage during the periods in which those temporary exclusions were applicable. As such, our reported rates below exclude the benefits from these exclusions. Using the Department of Education’s cash-basis, regulatory formula under the “90/10 Rule” that was in effect prior to the August 2008 reauthorization of the Higher Education Act, for our 2011, 2010, and 2009 fiscal years, we derived approximately 80.2%, 84.9%, and 82.5%, respectively, of our 90/10 Rule revenue from Title IV program funds. These rates have been reviewed by our financial accounting firm as reflected in the notes to our audited consolidated financial statements for each fiscal year. As a result of the increased number of students attending our ground campus, who typically finance a greater percentage of their educational costs with non-Title IV sources of funds, we expect the percentage of our revenue that we receive from Title IV programs to remain stable or decrease in the future, although this may be impacted by recent changes in federal law that increased Title IV grant and loan limits, as well as the ongoing economic environment, which has adversely affected the employment circumstances of our students and their parents and increased their reliance on Title IV programs. If we were to exceed the 90% threshold such that we lost our eligibility to participate in the Title IV programs, or if Congress passed legislation changing how certain funds are counted under this rule, revising the percentage of income that proprietary schools must derive from non-federal sources, or both (similar to the proposals in the Durbin bill referenced above), it would have a material adverse effect on our business, prospects, financial condition, and results of operations

Student loan defaults. Under the Higher Education Act, an educational institution may lose its eligibility to participate in some or all of the Title IV programs if defaults by its students on the repayment of their federal student loans exceed certain levels. For each federal fiscal year, the Department of Education calculates a rate of student defaults for each institution (known as a “cohort default rate”). An institution’s cohort default rate for a federal fiscal year historically has been calculated by determining the rate at which borrowers who became subject to their repayment obligation in one federal fiscal year default in that same year or by the end of the following federal fiscal year (the “two-year method”). The reauthorization of the Higher Education Act in 2008 extended the measurement period for cohort default rates so that the rate is calculated by determining the rate at which borrowers who became subject to their repayment obligation in one federal fiscal year default in that same year or by the end of the second following federal fiscal year (the “three-year method”), which is expected to increase cohort default rates for most if not all institutions. In December 2009 and February 2010, the Department of Education issued “trial” cohort default rates that were calculated for federal fiscal years 2005, 2006, 2007 and 2008 as if the extended period to count student defaults already applied to those prior years. The Department of Education stated that it released this data for informational purposes only, to assist institutions in anticipating how the extended period to count student defaults might affect their future cohort default rates when that extended period is actually implemented. Based on the Department of Education’s release of this information, our default rates for these prior years increased, as set forth below. While the trial cohort default rates are informative for the prior periods to which they related, they do not enable us to predict or estimate with any degree of certainty the extent of the expected increase in our cohort default rates for future federal fiscal years when the new extended period to measure student defaults is put into effect, or whether any such increase will affect our participation in the Title IV programs.

The Department of Education issued a final regulation indicating that it will begin to implement this extended measurement period for the cohort default rates that will be calculated for loans that enter repayment in federal fiscal year 2009, which is the year that ended on September 30, 2009. The Department of Education included a transition period of three years during which it will calculate two cohort default rates for each institution for each of federal fiscal years 2009, 2010 and 2011, with one such rate measured under the two-year method and the other such rate measured under the three-year method. The cohort default rates for federal fiscal years 2009, 2010 and 2011, as calculated under the new three-year method, are not expected to be published until calendar years 2012, 2013 and 2014.

The Department of Education will apply different legal thresholds to measure an institution’s compliance under each set of rates. If the Department of Education notifies an institution that its cohort default rates exceed 25%, as calculated under the two-year method, for each of its three most recent federal fiscal years, or exceed 30%, as calculated under the three-year method, for each of its three most recent federal fiscal years, the institution’s participation in the FDL Program and the Pell grant program will end 30 days after that notification, unless the institution appeals that determination in a timely manner on specified grounds and according to specified procedures. In addition, an institution’s participation in the FDL Program will end 30 days after notification by the Department of Education that its most recent cohort default rate, as calculated under either the two-year method or the three-year method, is greater than 40%, unless the institution timely appeals that determination on specified grounds and according to specified procedures. An institution whose participation ends under either of these provisions may not participate in the relevant programs for the remainder of the fiscal year in which the institution receives the notification or for the next two fiscal years. If an institution’s cohort default rate for any single federal fiscal year equals or exceeds 25% under the two-year method, or 30% under the three-year method, the Department of Education may place the institution on provisional certification status.

Our cohort default rates, under the two-year method, on federal student loans for the 2009, 2008, and 2007 federal fiscal years, the three most recent years for which such rates have been calculated, were 9.2%, 3.4%, and 1.4%, respectively. Our trial cohort default rates, under the three-year method, for the 2008, 2007, and 2006 federal fiscal years, as issued by the Department of Education, were 7.3%, 2.9%, and 2.7%, respectively.

Incentive compensation rule. An institution that participates in the Title IV programs may not provide any commission, bonus, or other incentive payment based directly or indirectly on success in securing enrollments or financial aid to any person or entity engaged in any student recruitment, admissions, or financial aid awarding activity. Prior to July 1, 2011, Department of Education regulations included 12 “safe harbors” that described payments and arrangements that did not violate the incentive compensation rule. For example, one of these safe harbors permitted adjustments to fixed salary for enrollment personnel provided that such adjustments were not made more than twice during any twelve month period, and that any adjustment was not based solely on the number of students recruited, admitted, enrolled, or awarded financial aid, but the regulations did not address other practices, such as the provision of non-cash awards to enrollment personnel. The restrictions of the incentive compensation rule also extend to any third-party companies that an educational institution contracts with for student recruitment, admissions, or financial aid awarding services. Historically, we relied on several of these safe harbors to ensure that our compensation and recruitment practices complied with the applicable requirements, and the Department of Education’s regulations made clear that the safe harbors were not a complete list of permissible practices under this law. In the final rules issued by the Department of Education in respect of the incentive compensation rule and other program integrity issues described above, which became effective on July 1, 2011, the 12 safe harbors under the incentive compensation rule were eliminated. See “New Regulations — Revised incentive compensation rule.”

In recent years, several for-profit education companies have been faced with whistleblower lawsuits, known as “qui tam” cases, brought by current or former employees alleging that their institution had made impermissible incentive payments. A qui tam case is a civil lawsuit brought by one or more individuals (a “relator”) on behalf of the federal government for an alleged submission to the government of a false claim for payment. The relator, often a current or former employee, is entitled to a share of the government’s recovery in the case. A qui tam action is always filed under seal and remains under seal until the government decides whether to intervene in the case. If the government intervenes, it takes over primary control of the litigation. If the government declines to intervene in the case, the relator may nonetheless elect to continue to pursue the litigation at his or her own expense on behalf of the government. On September 11, 2008, we were served with a qui tam lawsuit that had been filed against us in August 2007, in the United States District Court for the District of Arizona by a then-current employee on behalf of the federal government. This qui tam lawsuit was settled in December 2010.

The Office of Inspector General of the Department of Education is responsible for, among other things, promoting the effectiveness and integrity of the Department of Education’s programs and operations, including compliance with applicable statutes and regulations. The Office of Inspector General performs investigations of alleged violations of law, including cases of alleged fraud and abuse, or other identified vulnerabilities, in programs administered or financed by the Department of Education, including matters related to the incentive compensation rule. On August 14, 2008, the Office of Inspector General, in connection with the qui tam case described above, served an administrative subpoena on Grand Canyon University requiring us to provide certain records and information related to performance reviews and salary adjustments for all of our enrollment counselors and managers from January 1, 2004 to August 2008. We cooperated with the OIG to facilitate its investigation and completed our rolling responsive document production, which commenced in September 2008, in June 2009. As a result of the settlement of the qui tam litigation referred to above, we believe that this investigation effectively ended at that time.

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

In connection with its administration of the Title IV federal student financial aid programs, the Department of Education periodically conducts program reviews at selected schools that receive Title IV funds. In July 2010, the Department of Education initiated a program review of Grand Canyon University covering the 2008-2009 and 2009-2010 award years. As part of this program review, a Department of Education program review team conducted a site visit on our campus in July 2010 and reviewed, and in some cases requested further information regarding, our records, practices and policies relating to, among other things, financial aid, enrollment, enrollment counselor compensation, program eligibility and other Title IV compliance matters. Upon the conclusion of the site visit, we were informed by the program review team that it would (i) conduct further review of our documents and records offsite, (ii) upon completion of such review, schedule a formal exit interview to be followed by a preliminary program review report in which any preliminary findings of non-compliance would be presented, and (iii) conclude the review by issuance of a final program review determination letter.

Following the conclusion of the site visit in July 2010, but before we had yet received notification of the timing of our exit interview or the Department of Education’s preliminary program review report or final program review determination letter, we became aware that the program review team had two preliminary findings of concern, the incentive compensation issue and the gainful employment issue (each as described below). However, from August 2010 until August 2011, we received no further communications from the Department of Education regarding these two concerns or the program review generally.

While we never received a formal exit interview, which we had understood to be the typical step prior to the Department of Education’s issuance of a preliminary program review report, on August 24, 2011, we received from the Department of Education a written preliminary program review report that included five findings, two of which involve individual student-specific errors concerning the monitoring of satisfactory academic progress for two students and the certification of one student’s Federal Family Educational Loan as an unsubsidized Stafford loan rather than a subsidized Stafford loan. The other three findings address the incentive compensation issue, the gainful employment issue and one additional issue not previously raised with us, as follows:

•

Incentive compensation issue. During a portion of the period under review, we had in place a compensation plan for our enrollment counselors that was designed to comply with the regulatory “safe harbors” in effect during such period that allowed companies to make adjustments to fixed compensation for enrollment personnel, provided that any such adjustment (i) was not made more than twice during any twelve month period, and (ii) was not based solely on the number of students recruited, admitted, enrolled, or awarded financial aid. The plan at issue provided for enrollment counselor performance to be reviewed on a number of non-enrollment-related factors that could account for a substantial portion of any potential base compensation adjustment. The preliminary program review report does not appear to set forth any definitive finding regarding the plan, but the Department of Education has requested additional information from us regarding our enrollment counselor compensation practices and policies in effect during the period under review. We continue to believe that the plan at issue, both as designed and as applied, did not base compensation solely on success in enrolling students in violation of applicable law and will continue to communicate with the Department of Education to resolve this matter.

•

Gainful employment issue. The preliminary program review report sets forth the Department of Education’s position that our Bachelor of Arts in Interdisciplinary Studies program was not an eligible program under Title IV because it did not provide students with training to prepare them for gainful employment in a recognized occupation. This “gainful employment” standard has been a requirement for Title IV eligibility for programs offered at proprietary institutions of higher education such as Grand Canyon University although, pursuant to legislation passed in 2008 and effective as of July 1, 2010, this requirement no longer applies to designated liberal arts programs offered by us and certain other institutions that have held accreditation by a regional accrediting agency since a date on or before October 1, 2007 (we have held a regional accreditation since 1968). We believe that our Interdisciplinary Studies program, which we first offered in Fall 2007 in response to a request by one of our employer-partners, was an eligible program under the “gainful employment” standard in effect prior to July 1, 2010 and intend to continue to communicate with the Department of Education to resolve the matter.

•

Inadequate procedures related to non-passing grades. The preliminary program review report sets forth the Department of Education’s position that, during the period under review and prior to the time we converted from a term-based financial aid system to a non-term, borrower-based financial aid system in mid-2010, we failed to have an accurate system to determine if students with non-passing grades for a term had no documented attendance for the term or should have been treated as unofficial withdrawals for the term, thereby potentially requiring us to return all or a portion of the Title IV monies previously received with respect to such students. Although we are confident in the legal sufficiency of our policies that were in place during the period under review, we are currently in discussions with the Department of Education regarding this finding. As part of the process of reviewing and responding to this finding, the Department of Education has requested that we conduct a further review of student files and provide additional information to the Department of Education following the completion of such review.

We cannot presently predict whether or if further information requests will be made, how the foregoing issues will be resolved, when the final program review determination letter will be issued, or when the program review will be closed. At this time, the Department of Education has not specified the amount of any potential penalties, and we have not accrued any amounts in connection with the program review. Our policies and procedures are planned and implemented to comply with the applicable standards and regulations under Title IV and we are committed to resolving any issues of non-compliance identified in the final program review determination letter and ensuring that we operate in compliance with all Department of Education requirements. If the Department of Education were to make significant findings of non-compliance in the final program review determination letter, then, after exhausting any administrative appeals available to us, we could be required to pay a fine, return Title IV monies previously received, or be subjected to other administrative sanctions. While we cannot currently predict the final outcome of the Department of Education review, any such final adverse finding could damage our reputation in the industry and have a material adverse effect on our business, results of operations, cash flows and financial position.

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

New Regulations

Revised incentive compensation rule. In the final rules issued by the Department of Education in respect of the incentive compensation rule and other program integrity issues described above, which became effective on July 1, 2011, the 12 safe harbors under the incentive compensation rule were eliminated as the Department of Education took the position that any commission, bonus or other incentive payment based in any part, directly or indirectly, on securing enrollments or awarding financial aid is inconsistent with the incentive payment prohibition in the Higher Education Act. The Department of Education contends that institutions do not need to rely on safe harbors to protect compensation that complies with the Higher Education Act, and that institutions can readily determine if a payment or compensation is permissible under the Higher Education Act by analyzing (1) whether it is a commission, bonus or other incentive payment, defined as an award of a sum of money or something of value (other than a fixed salary or wages), paid to or given to a person or entity for services rendered, and (2) whether the commission, bonus or other incentive payment is provided to any person based in any part, directly or indirectly, upon success in securing enrollments or the award of financial aid, which are defined as activities engaged in for the purpose of the admission or matriculation of students for any period of time or the award of financial aid. The Department of Education maintains that an institution can still make merit-based adjustments to employee compensation, provided that such adjustments are not based in any part, directly or indirectly, upon success in securing enrollments or the award of financial aid. Accordingly, among other things, the Department of Education states that (1) an institution may maintain a hierarchy of recruitment personnel with different levels of responsibility, with salary scales that reflect an added amount of responsibility, (2) an institution may promote or demote recruitment personnel based on merit, and (3) an institution may make a compensation decision based on seniority or length of employment, provided that in each case compensation decisions are consistent with the Higher Education Act’s prohibition on incentive compensation. The final rules further clarify that this prohibition may extend to individuals holding a managerial position at any level of the company, to the extent that a particular individual has responsibility for recruitment or admission of students, or makes decisions about awarding Title IV program funds. The Department of Education states that an institution may still make merit-based adjustments to employee compensation, but may not consider nor base compensation decisions directly or indirectly, in any part, on factors such as an employee’s success in securing student enrollments, the award of financial aid or institutional goals based on that success.

While the Department of Education did issue additional guidance on incentive compensation issues in advance of the July 1, 2011 effective date of the changes, we believe the changes imposed by the final rules, including the elimination of the safe harbors, increase the uncertainty about what constitutes incentive compensation and which employees are covered by the regulation. In light of such uncertainty, in advance of the effective date of the amended rules, we changed some of our compensation practices for enrollment counselors and other employees, as well as the terms of our arrangements with certain third parties whom we pay for Internet-based services related to lead generation and marketing and whose activities are also subject to the incentive compensation rules. The changes in these practices and arrangements could adversely affect our ability to compensate our enrollment counselors, other employees, and third parties in a manner that appropriately reflects their relative merit, which in turn could reduce their effectiveness and make it more difficult to attract and retain staff with the desired talent and motivation to succeed at the University. In addition, this lack of certainty could increase the risk of future federal False Claims Act qui tam lawsuits in which private plaintiffs assert that our compensation practices violate the incentive compensation rules and, therefore, that our receipt of Title IV funds constitutes a submission to the government of a false claim for payment.

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

Additional final rules. In addition to the program integrity issues specifically addressed above, the final rules issued by Department of Education on October 29, 2010 and effective July 1, 2011 include provisions regarding the definition of a credit hour; written agreements between institutions, particularly institutions under common ownership or control; the administration of ability-to-benefit examinations; requirements regarding an institution’s return of Title IV program funds; and certain other issues pertaining to a student’s eligibility to receive Title IV program funds. We cannot predict how these or any other resulting regulations will be interpreted, and therefore whether we will be able to continue to comply with these requirements in the future. Insufficient time, or lack of sufficient guidance, for compliance with the final rules, could have a material adverse effect on our business. Uncertainty surrounding the application of the final rules, interpretive regulations, and guidance from Department of Education may continue for some period of time and could reduce our enrollment, increase our cost of doing business, and have a material adverse effect on our business, financial condition, results of operations and cash flows.

Gainful employment rules. Under the Higher Education Act, proprietary schools are eligible to participate in Title IV programs in respect of educational programs that lead to “gainful employment in a recognized occupation,” with the limited exception of qualified programs leading to a bachelor’s degree in liberal arts. Historically, this concept has not been defined in detail. On July 26, 2010, the Department of Education issued a proposed gainful employment rule. On June 13, 2011, the Department of Education issued its final gainful employment rule, which contained material modifications to the proposed rule. In its final form, the rule provides, among other things, for the following:

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

•

Reporting. Effective October 1, 2011, institutions must annually submit information to the Department of Education about students who complete a program leading to gainful employment in a recognized occupation, including the amount of debt incurred under private loans or institutional finance plans, graduation information, and end of year enrollment information.

•

New Program Approval. Effective July 1, 2011, the final regulations require institutions to notify the Department of Education at least 90 days before the start of new educational programs leading to gainful employment in recognized occupations. This notification must include information on the need for the program, a wage analysis, an institutional program review and approval process, and a demonstration of accreditation. An institution is not required to obtain formal Department of Education approval if the notification is submitted at least 90 days prior to the first day of class. However, if the Department of Education decides during the course of review that an approval is warranted, a notice will be sent to the institution at least 30 days prior to the first day of class with a request for additional information. The Department of Education also has announced that it will be issuing a Notice of Proposed Rulemaking (NPRM) on the process for seeking Title IV eligibility for new programs. The NPRM proposes to amend the existing rules on new program approvals that went into effect on July 1, 2011.

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

Substantial misrepresentation. The Higher Education Act prohibits an institution that participates in Title IV programs from engaging in “substantial misrepresentation” of the nature of its educational program, its financial charges, or the employability of its graduates. The Department of Education’s program integrity regulations effective July 1, 2011 expand the definition of misrepresentation and expand the sanctions that the Department may impose for engaging in a substantial misrepresentation. Under the new rules, a misrepresentation is any statement made by the institution or a third party that provides educational programs, marketing, advertising, recruiting, or admissions services to the institution, that is false, erroneous or has the likelihood or tendency to deceive or confuse. A substantial misrepresentation is any misrepresentation on which the person to whom it was made could reasonably be expected to rely, or has reasonably relied, to that person’s detriment. Considering the breadth of the definition of “substantial misrepresentation,” it is possible that despite our efforts to prevent such misrepresentations, our employees or service providers may make statements that could be construed as substantial misrepresentations. As a result, we may face complaints from students and prospective students over statements made by us and our agents throughout the enrollment, admissions and financial aid process, as well as throughout attendance at the University, which would expose us to increased risk of enforcement action and applicable sanctions or other penalties and increased risk of private qui tam actions under the Federal False Claims Act. Under the new rules, if the Department of Education determines that an institution has engaged in substantial misrepresentation, the Department of Education may revoke an institution’s program participation agreement, impose limitations on the institution’s participation in Title IV programs, deny applications from the institution for approval of new programs or locations or other matters, or initiate proceedings to fine the institution or limit, suspend, or terminate its eligibility to participate in Title IV programs. If the Department of Education determines that statements made by us or on our behalf are in violation of the new regulations, we could be subject to sanctions and other liability, which could have a material adverse effect on our business.

Regulatory Standards that May Restrict Institutional Expansion or Other Changes

Many actions that we may wish to take in connection with expanding our operations or other changes are subject to review or approval by the applicable regulatory agencies. In addition to those matters described in detail below, most state education agencies impose regulatory requirements on educational institutions operating within their boundaries. See “State Educational Licensure and Authorization” and “New Regulations — State authorization.”

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

With respect to the Department of Education, if an institution participating in the Title IV programs plans to add a new location or educational program, the institution must generally apply to the Department of Education to have the additional location or educational program designated as within the scope of the institution’s Title IV eligibility. Historically, a degree-granting institution such as us was not required to obtain the Department of Education’s approval of additional programs that lead to an associate, bachelor’s, professional, or graduate degree at the same degree level as programs previously approved by the Department of Education, and, similarly, an institution was not required to obtain advance approval for new programs that prepare students for gainful employment in the same or a related recognized occupation as an educational program that has previously been designated by the Department of Education as an eligible program at that institution if it meets certain minimum-length requirements. However, as a condition for an institution to participate in the Title IV programs on a provisional basis, the Department of Education can require prior approval of such programs or otherwise restrict the number of programs an institution may add or the extent to which an institution can modify existing educational programs. If an institution that is required to obtain the Department of Education’s advance approval for the addition of a new program or new location fails to do so, the institution may be liable for repayment of the Title IV program funds received by the institution or students in connection with that program or enrolled at that location. In addition, as part of the final rules adopted by the Department of Education on October 29, 2010 and effective July 1, 2011, the Department of Education issued final regulations imposing new requirements with respect to the approval of new programs. See “New Regulations — Approval of new programs.”

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

The Department of Education may place an institution on provisional certification status if it finds that the institution does not fully satisfy all of the eligibility and certification standards. In addition, if a company acquires a school from another entity, or if a school undertakes another transaction that constitutes a change in control under Department of Education regulations, the school will automatically be placed on provisional certification when the Department of Education approves the transaction. During the period of provisional certification, the institution must comply with any additional conditions or restrictions included in its program participation agreement with the Department of Education. If the Department of Education finds that a provisionally certified institution is unable to meet its responsibilities under its program participation agreement, it may seek to revoke the institution’s certification to participate in the Title IV programs without advance notice or advance opportunity for the institution to challenge that action. In addition, the Department of Education may more closely review an institution that is provisionally certified if it applies for recertification or approval to open a new location, add an educational program, acquire another school, or make any other significant change. Students attending provisionally certified institutions remain eligible to receive Title IV program funds.

Since July 2008, we had been provisionally certified to participate in the Title IV programs on a month-to-month basis. On April 8, 2011, following the completion of the Department of Education’s review of information we had provided in connection with a deemed change in control that resulted from the termination in January 2011 of certain voting agreements among our stockholders, the Department of Education notified us that it had approved our application for a change in control and issued to us a new, provisional program participation agreement to participate in the Title IV programs. While this certification is provisional, the Department of Education’s action did remove us from month-to-month status, provides for our continued participation in Title IV programs through December 31, 2013, and did not impose any conditions (such as any letter of credit requirement) or other restrictions on us during the provisional period other than the standard restrictions applicable to a provisional certification. In accordance with the terms of the provisional certification, we may apply for recertification on a full basis by submitting a complete application by no later than September 30, 2013. There can be no assurance that the Department of Education will recertify us at that time or that it will not impose restrictions as a condition of approving our application with respect to any future recertification.

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

Many states include the sale of a controlling interest of common stock in the definition of a change in control requiring approval, but their thresholds for determining a change in control vary widely. The standards of the Arizona State Board for Private Postsecondary Education provide that an institution that is owned by a publicly-traded company whose control is vested in the voting members of the board of directors, such as Grand Canyon Education, undergoes a change in control if 50% or more of the voting members of the board of directors change within a 12-month period or the chief executive officer of the corporation changes. A change in control under the definition of one of the other state agencies that regulate us might require us to obtain approval of a change in control in order to maintain our authorization to operate in that state, and in some cases such states could require us to obtain advance approval of the change in control. If we were to undergo a change in control under the standards of the Arizona State Board of Private Postsecondary Education at any time in the future, we would be required to file an application with the Arizona State Board for Private Postsecondary Education in order to obtain approval for such change in control. We cannot predict whether the Arizona State Board for Private Postsecondary Education would impose any limitations or conditions on us, or identify any compliance issues related to us in the context of the change in control process, that could result in our loss of authorization in Arizona. Any such loss would result in our loss of eligibility to participate in the Title IV programs which would cause a significant decline in our student enrollment.

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

If any of the following risks, or risks that we did not anticipate, are realized, our business, financial condition, cash flow or results of operations could be materially and adversely affected, and as a result, the trading price of our common stock could be materially and adversely impacted. These risk factors should be read in conjunction with other information set forth in this Annual Report, including Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, and Item 8, Consolidated Financial Statements and Supplementary Data, including the related Notes to Consolidated Financial Statements.

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

During fiscal 2011, 2010 and 2009, we derived approximately 80.2%, 84.9% and 82.5%, respectively, of our net revenues (calculated on a cash basis in accordance with Department of Education standards that were in effect prior to the August 2008 reauthorization of the Higher Education Act) from tuition financed under the Title IV programs. Accordingly, if we fail to comply with any of these regulatory requirements, we could suffer financial penalties, limitations on our operations, loss of accreditation, termination of or limitations on our ability to grant degrees and certificates, or limitations on or termination of our eligibility to participate in the Title IV programs, each of which could materially adversely affect us. In addition, if we are charged with regulatory violations, our reputation could be damaged, which could have a negative impact on our stock price and our enrollments. We cannot predict with certainty how all of these regulatory requirements will be applied, or whether we will be able to comply with all of the applicable requirements in the future.

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

Since July 2008, we had been provisionally certified to participate in the Title IV programs on a month-to-month basis. On April 8, 2011, following the completion of the Department of Education’s review of information we had provided in connection with a deemed change in control that resulted from the termination in January 2011 of certain voting agreements among our stockholders, the Department of Education notified us that it had approved our application for a change in control and issued to us a new, provisional program participation agreement to participate in the Title IV programs. While this certification is provisional, the Department of Education’s action did remove us from month-to-month status, provides for our continued participation in Title IV programs through December 31, 2013, and did not impose any conditions (such as any letter of credit requirement) or other restrictions on us during the provisional period other than the standard restrictions applicable to a provisional certification. In accordance with the terms of the provisional certification, we may apply for recertification on a full basis by submitting a complete application by no later than September 30, 2013. See Item 1, Business — Regulation — Regulation of Federal Student Financial Aid Programs — Eligibility and certification procedures. There can be no assurance that the Department of Education will recertify us at that time or that it will not impose conditions or other restrictions on us as a condition of approving our application with respect to any future recertification. See Item 1A, Risk Factors — If any of the education regulatory agencies that regulate us do not approve or delay their approval of any transaction involving us that constitutes a “change in control,” our ability to operate or participate in the Title IV programs may be impaired. If the Department of Education does not renew or withdraws our certification to participate in the Title IV programs at any time, our students would no longer be able to receive Title IV program funds. Alternatively, the Department of Education could renew our certification, but restrict or delay our students’ receipt of Title IV funds, limit the number of students to whom we could disburse such funds, or place other restrictions on us. Any of these outcomes would have a material adverse effect on our enrollments and us.

The Department of Education is conducting a program review of Grand Canyon University, which may result in the repayment of a substantial amount of Title IV funds and may lead to fines, penalties, or other sanctions, and damage to our reputation in the industry.

In connection with its administration of the Title IV federal student financial aid programs, the Department of Education periodically conducts program reviews at selected schools that receive Title IV funds. In July 2010, the Department of Education initiated a program review of Grand Canyon University covering the 2008-2009 and 2009-2010 award years. As part of this program review, a Department of Education program review team conducted a site visit on our campus in July 2010 and reviewed, and in some cases requested further information regarding, our records, practices and policies relating to, among other things, financial aid, enrollment, enrollment counselor compensation, program eligibility and other Title IV compliance matters. Upon the conclusion of the site visit, we were informed by the program review team that it would (i) conduct further review of our documents and records offsite, (ii) upon completion of such review, schedule a formal exit interview to be followed by a preliminary program review report in which any preliminary findings of non-compliance would be presented, and (iii) conclude the review by issuance of a final program review determination letter.

Following the conclusion of the site visit in July 2010, but before we had yet received notification of the timing of our exit interview or the Department of Education’s preliminary program review report or final program review determination letter, we became aware that the program review team had two preliminary findings of concern, the incentive compensation issue and the gainful employment issue (each as described below). However, from August 2010 until August 2011, we received no further communications from the Department of Education regarding these two concerns or the program review generally.

While we never received a formal exit interview, which we had understood to be the typical step prior to the Department of Education’s issuance of a preliminary program review report, on August 24, 2011, we received from the Department of Education a written preliminary program review report that included five findings, two of which involve individual student-specific errors concerning the monitoring of satisfactory academic progress for two students and the certification of one student’s Federal Family Educational Loan as an unsubsidized Stafford loan rather than a subsidized Stafford loan. The other three findings address the incentive compensation issue, the gainful employment issue and one additional issue not previously raised with us, as follows:

•

Incentive compensation issue. During a portion of the period under review, we had in place a compensation plan for our enrollment counselors that was designed to comply with the regulatory “safe harbor” in effect during such period that allowed companies to make adjustments to fixed compensation for enrollment personnel, provided that any such adjustment (i) was not made more than twice during any twelve month period, and (ii) was not based solely on the number of students recruited, admitted, enrolled, or awarded financial aid. The plan at issue provided for enrollment counselor performance to be reviewed on a number of non-enrollment-related factors that could account for a substantial portion of any potential base compensation adjustment. The preliminary program review report does not appear to set forth any definitive finding regarding the plan, but the Department of Education has requested additional information from us regarding our enrollment counselor compensation practices and policies in effect during the period under review. We continue to believe that the plan at issue, both as designed and as applied, did not base compensation solely on success in enrolling students in violation of applicable law and will continue to communicate with the Department of Education to resolve this matter.

•

Gainful employment issue. The preliminary program review report sets forth the Department of Education’s position that our Bachelor of Arts in Interdisciplinary Studies program was not an eligible program under Title IV because it did not provide students with training to prepare them for gainful employment in a recognized occupation. This “gainful employment” standard has been a requirement for Title IV eligibility for programs offered at proprietary institutions of higher education such as Grand Canyon University although, pursuant to legislation passed in 2008 and effective as of July 1, 2010, this requirement no longer applies to designated liberal arts programs offered by us and certain other institutions that have held accreditation by a regional accrediting agency since a date on or before October 1, 2007 (we have held a regional accreditation since 1968). We believe that our

Interdisciplinary Studies program, which we first offered in Fall 2007 in response to a request by one of our employer-partners, was an eligible program under the “gainful employment” standard in effect prior to July 1, 2010 and intend to continue to communicate with the Department of Education to resolve the matter.

•

Inadequate procedures related to non-passing grades. The preliminary program review report sets forth the Department of Education’s position that, during the period under review and prior to the time we converted from a term-based financial aid system to a non-term, borrower-based financial aid system in mid-2010, we failed to have an accurate system to determine if students with non-passing grades for a term had no documented attendance for the term or should have been treated as unofficial withdrawals for the term, thereby potentially requiring us to return all or a portion of the Title IV monies previously received with respect to such students. Although we are confident in the legal sufficiency of our policies that were in place during the period under review, we are currently in discussions with the Department of Education regarding this finding. As part of the process of reviewing and responding to this finding, the Department of Education has requested that we conduct a further review of student files and provide additional information to the Department of Education following the completion of such review.

We cannot presently predict whether or if further information requests will be made, how the foregoing issues will be resolved, when the final program review determination letter will be issued, or when the program review will be closed. At this time, the Department of Education has not specified the amount of any potential penalties, and we have not accrued any amounts in connection with the program review. Our policies and procedures are planned and implemented to comply with the applicable standards and regulations under Title IV and we are committed to resolving any issues of non-compliance identified in the final program review determination letter and ensuring that we operate in compliance with all Department of Education requirements. If the Department of Education were to make significant findings of non-compliance in the final program review determination letter, then, after exhausting any administrative appeals available to us, we could be required to pay a fine, return Title IV monies previously received, or be subjected to other administrative sanctions. While we cannot currently predict the final outcome of the Department of Education review, any such final adverse finding could damage our reputation in the industry and have a material adverse effect on our business, results of operations, cash flows and financial position.

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

The Department published final program integrity regulations on October 29, 2010, with most of the final rules effective July 1, 2011, including some reporting and disclosure rules related to gainful employment. On June 13, 2011, the Department published final regulations on metrics for gainful employment programs effective July 1, 2012. In addition to the rules, the Department routinely issues “Dear Colleague Letters” to provide sub-regulatory guidance on certain areas of final regulations. The guidance is provided to assist institutions with understanding the regulations in these areas, and does not make any changes to the regulations. The Department has issued numerous Dear Colleague Letters to provide further information on other provisions of the program integrity regulations and created a website dedicated to gainful employment information.

The program integrity rules require a large number of reporting and operational changes, some of which are described below. We believe we are in substantial compliance with these new reporting and disclosure requirements. However, because of the scale and complexity of our educational programs, we may be unable to fully develop, test and implement all of the necessary modifications to our information management systems and administrative processes to maintain such compliance at all times in the future and, as a result, we may be subject to administrative or other sanctions if we are unable to comply with these reporting and disclosure requirements on a timely basis. In addition, these changes, individually or in combination, may impact our student enrollment, persistence and retention in ways that we cannot now predict and could adversely affect our business, financial condition, results of operations and cash flows.

Incentive Compensation

A school participating in Title IV programs may not pay any commission, bonus or other incentive payments to any person involved in student recruitment or admissions or awarding of Title IV program funds, if such payments are based directly or indirectly in any part on success in enrolling students or obtaining student financial aid. The law and regulations governing this requirement do not establish clear criteria for compliance in all circumstances, but until June 30, 2011 the Department of Education offered twelve safe harbors that defined specific types of compensation that were deemed to constitute permissible under the incentive compensation regulations. In the past, we relied on several of these safe harbors to ensure that our compensation and recruitment practices complied with the applicable requirements.

In the final regulations adopted by the Department of Education, these twelve safe harbors were eliminated and, in lieu of the safe harbors, some of the relevant concepts relating to the incentive compensation limitations were defined. These changes increase the uncertainty about what constitutes incentive compensation and which employees are covered by the regulation. This makes the development of effective and compliant performance metrics more difficult to establish. In response to the Department of Education’s concern about the impact of compensation structures that rely on the current safe harbors and in order to enhance the enrollment process for our students, we began considering an alternative compensation structure for our enrollment personnel. We developed this new structure, which we believe complies with the Department of Education’s new rule, and implemented it on a broad scale during the second quarter of fiscal year 2011.

This change in our approach to recruiting could adversely impact our enrollment rates and increase our operating costs, perhaps materially. We believe this change is in the best interests of our students and it is consistent with our on-going efforts to address the concerns of the Department of Education and others, including members of Congress, about enrollment practices in the proprietary sector.

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

There are annual waivers available in the final regulations that could allow us to continue to operate without specific state approval in states for which we have not received specific authorization or are otherwise exempt from obtaining authorization, through July 1, 2013. In order to obtain such annual waivers, we must have a supporting letter from each such state and file a request for an annual waiver to be considered by the Department of Education. We have obtained such supporting letters in certain states and have filed a request for an annual waiver through July 1, 2012 with the Department of Education. While we have no assurance that the waivers will be granted, we have no reason to believe that they will not be forthcoming in due course. If we experience a delay in obtaining or cannot obtain these approvals or waivers, our business could be adversely impacted. As a result, the manner in which the Department of Education’s final regulation will apply to our business in these states, and the impact of such regulation on our business, is uncertain. If we are unable to operate in any state in a manner that would preserve Title IV eligibility for our students, our business could be materially and adversely impacted, depending on the revenue derived from students in that state.

Additionally, many states now must adopt additional statutes or regulations in order to comply with the new regulations adopted by the Department of Education. In addition, other states are revising existing statutes and regulations that affect higher education generally or proprietary higher education providers specifically. We have no assurance that these states will be willing or able to adopt such additional statutes or regulations or that we will be able to obtain specific state regulatory approval under any revised statute of regulation, or that the University will be able to meet any new statute or regulation enacted. If we are unable to operate in any state due to changes in state law, or if state law limits our ability to operate in those states, our business could be materially and adversely impacted, depending on the revenue derived from students in that state.

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

•

Reporting. Effective October 1, 2011, institutions must annually submit information to the Department of Education about students who complete a program leading to gainful employment in a recognized occupation, including the amount of debt incurred under private loans or institutional finance plans, graduation information, and end of year enrollment information.

•

New Program Approval. Effective July 1, 2011, the final regulations require institutions to notify the Department of Education at least 90 days before the start of new educational programs leading to gainful employment in recognized occupations. This notification must include information on the need for the program, a wage analysis, an institutional program review and approval process, and a demonstration of accreditation. An institution is not required to obtain formal Department of Education approval if the notification is submitted at least 90 days prior to the first day of class. However, if the Department of Education decides during the course of review that an approval is warranted, a notice will be sent to the institution at least 30 days prior to the first day of class with a request for additional information. The Department of Education also has announced that it will be issuing a Notice of Proposed Rulemaking (NPRM) on the process for seeking Title IV eligibility for new programs. The NPRM proposes to amend the existing rules on new program approvals that went into effect on July 1, 2011.

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

In addition, there are many open questions and interpretive issues related to the gainful employment metrics, including questions as to the ability of institutions to obtain and verify the information needed to calculate the applicable metrics. Due to the unavailability of data, we cannot predict with certainty which or how many of our programs of study will satisfy the gainful employment metrics. In addition, the continuing eligibility of our programs of study under Title IV Programs are at risk under the gainful employment metrics due to factors beyond our control, such as:

•	changes in the income level of persons employed in specific occupations or sectors;

•	changes in student mix to persons requiring higher amounts of student loans to complete their programs;

•	changes in student loan repayment rates, including the usage of deferments and forbearances;

•	changes in student loan delinquency rates;

•	changes in the nation’s economy, which may affect graduate employment, graduate earnings and, therefore, the ability of graduates to repay their student loans;

•	personal employment decisions made by our students;

•	increases in interest rates;

•	changes in the Department of Education’s interpretation of any element of the gainful employment requirements that result in a more expansive or harsher enforcement than is currently presented; and

•	other factors.

In addition, providing debt warnings to current and prospective students could have an adverse impact on the level of interest and enrollment in those programs of study.

The gainful employment standards will be calculated on a fiscal year basis beginning with federal fiscal year 2012. The first year for which eligibility could be lost for a program is 2015, which would occur if the program fails all three standards for each of 2012, 2013 and 2014. For that first year of potential ineligibility, however, the Department of Education will limit the number of programs subject to loss of eligibility to five percent of each institutional category (public, private nonprofit, and proprietary), taking into account the lowest repayment rates and the numbers of students impacted. We believe substantially all of our academic programs currently prepare students for gainful employment measured in the manner set forth in the final gainful employment regulations for purposes of continued eligibility to participate in federal student financial aid programs.

The requirements for reporting information relating to our programs to the Department of Education and to our students will substantially increase our administrative burdens, particularly during the implementation phase. These reporting and the other procedural changes in the new rules could impact student enrollment, persistence and retention in ways that we cannot now predict. For example, if our reported program information compares unfavorably with other reporting educational institutions, it could adversely impact demand for our programs.

Substantial Misrepresentation

The Higher Education Act prohibits an institution that participates in Title IV programs from engaging in “substantial misrepresentation” of the nature of its educational program, its financial charges, or the employability of its graduates. The Department of Education’s program integrity regulations effective July 1, 2011 expand the definition of misrepresentation and expand the sanctions that the Department of Education may impose for engaging in a substantial misrepresentation. Under the new rules, a misrepresentation is any statement made by the institution or a third party that provides educational programs, marketing, advertising, recruiting, or admissions services to the institution, that is false, erroneous or has the likelihood or tendency to deceive or confuse. A substantial misrepresentation is any misrepresentation on which the person to whom it was made could reasonably be expected to rely, or has reasonably relied, to that person’s detriment. Considering the breadth of the definition of “substantial misrepresentation,” it is possible that despite our efforts to prevent such misrepresentations, our employees or service providers may make statements that could be construed as substantial misrepresentations. As a result, we may face complaints from students and prospective students over statements made by us and our agents throughout the enrollment, admissions and financial aid process, as well as throughout attendance at the University, which would expose us to increased risk of enforcement action and applicable sanctions or other penalties and increased risk of private qui tam actions under the Federal False Claims Act. Under the new rules, if the Department of Education determines that an institution has engaged in substantial misrepresentation, the Department of Education may revoke an institution’s program participation agreement, impose limitations on the institution’s participation in Title IV programs, deny applications from the institution for approval of new programs or locations or other matters, or initiate proceedings to fine the institution or limit, suspend, or terminate its eligibility to participate in Title IV programs. If the Department of Education determines that statements made by us or on our behalf are in violation of the new regulations, we could be subject to sanctions and other liability, which could have a material adverse effect on our business.

Increased disclosure and recordkeeping requirements could result in lower enrollment or growth rates in a manner that materially and adversely affects our business.

The final rules issued by Department of Education on October 29, 2010 and effective July 1, 2011 require that, for each program leading to “gainful employment” in a recognized occupation, institutions must provide prospective students with information concerning the occupation that the program prepares students to enter; the program’s on-time graduation rate; the tuition and fees it charges a student for completing the program within normal time, along with the costs of books, supplies, room, and board, and the median loan debt incurred by students who completed the program. Institutions must also provide the Department of Education with information that will allow determination of student debt levels and incomes after program completion. These new reporting and disclosure requirements have caused increased administrative burden and costs and may have a negative effect on our growth and enrollments.

In recent periods, the U.S. Congress has commenced an examination of the for-profit education sector that could result in legislation or further U.S. Department of Education rulemaking restricting Title IV program participation by proprietary schools in a manner that materially and adversely affects our business.

In recent years, there has been increased focus by Congress on the role that proprietary educational institutions play in higher education. In June 2010, the Education and Labor Committee of the U.S. House of Representatives held a hearing to examine the manner in which accrediting agencies review higher education institutions’ policies on credit hours and program length. This followed a report from the Office of the Inspector General of the Department of Education in December 2009 criticizing the accreditation of a proprietary school by a regional accrediting body and requesting that the Department of Education review the appropriateness of its recognition of the accrediting body. Also in June 2010, the U.S. Senate Committee on Health, Education, Labor and Pensions (“HELP Committee”) held the first in a series of hearings to examine the proprietary education sector. At a subsequent hearing in August 2010, the Government Accountability Office (“GAO”) presented a report of its review of various aspects of the proprietary sector, including recruitment practices and the degree to which proprietary institutions’ revenue is composed of Title IV funding. Following the August hearing, Sen. Tom Harkin, the Chairman of the HELP Committee, requested a broad range of detailed information from 30 proprietary institutions, including us. In September 2010, the HELP Committee held a third hearing and Sen. Harkin’s staff released a memorandum entitled “The Return on the Federal Investment in For-Profit Education: Debt Without a Diploma.” Sen. Harkin has held subsequent hearings and roundtable discussions, most recently on July 21, 2011, and we believe that future hearings may be held. On September 22, 2011, Sen. Tom Carper, the Chairman of the Senate Homeland Security and Government Affairs Subcommittee on Federal Financial Management, Government Information, Federal Services and International Security, held a hearing on “Improving Educational Outcomes for Our Military and Veterans,” focusing on the quality of education for the military and veterans population and the treatment of such funding for purposes of the 90/10 Rule calculation that, if enacted, would adversely impact our 90/10 Rule percentage. Sen. Carper suggested a follow-up roundtable discussion. Other Congressional hearings or roundtable discussions are expected to be held regarding various aspects of the education industry that may affect our business. In addition, on December 12, 2011, Rep. Elijah Cummings, the ranking member of the House Committee on Oversight and Government Reform requested certain information from the publicly traded proprietary schools, including us, related to the compensation of our executives (substantially all of which was already publicly available). Finally, on January 22, 2012, Sen. Richard Durbin of Illinois introduced a bill that would change the 90/10 Rule to an 85/15 rule and require that colleges count GI Bill benefits, military tuition assistance, and several other sources of federal funds as student financial aid (the “Durbin bill”). We have been, and intend to continue to be, responsive to requests from Congressional committees for information about our business. To the extent that any laws or regulations are adopted, or other administrative actions are taken, that limit our participation in Title IV programs or the amount of student financial aid for which the students at our institutions are eligible, our enrollments, revenues and results of operation could be materially and adversely affected.

A reduction in funding or new restrictions on eligibility for the Federal Pell Grant Program, or the elimination of subsidized Stafford loans, could make college less affordable for certain students at our institution, which could negatively impact our enrollments, revenue and results of operations.

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

In April 2011, Congress permanently eliminated year-round Pell Grant awards beginning with the 2011-2012 award year as part of the fiscal year 2011 Continuing Resolution Spending Bill. We believe this change, which did not reduce the maximum annual grant level, will have only a nominal impact on our business. However, because the Pell Grant program is one of the largest non-defense discretionary spending programs in the federal budget, it is a target for reduction as Congress addresses the budget deficit. A reduction in the maximum annual Pell Grant amount or changes in eligibility could result in increased student borrowing, which would make it more difficult for us to comply with other important regulatory requirements, and could negatively impact enrollment. In August 2011, President Obama signed into law the Budget Control Act of 2011, which provides for an increase in the federal government borrowing limit and spending reductions in two phases. The first phase imposes various spending cuts, including the elimination of the partial in-school interest subsidy for graduate student loans beginning July 1, 2012. As a result, the cost of borrowing will increase for graduate students who defer payment of interest while enrolled, which could adversely impact enrollment. The second phase requires a bipartisan, joint Congressional committee to develop legislation to achieve future deficit reduction. The outcome of this process is highly uncertain. If the committee does not achieve the required level of deficit reduction, an across-the-board cutting mechanism known as sequestration will take effect beginning with the federal fiscal year 2013. Although the Pell Grant program currently is exempt from the sequestration process, other federal programs and services that could impact our business would be included.

The confluence of the increasing scrutiny in Congress of the proprietary education sector and the federal budget deficit increases the likelihood of legislation that will adversely impact our business. For example, Congress could extend the elimination of the in-school interest subsidy to undergraduate students or to undergraduate students in proprietary institutions, reduce the maximum amount of or change the eligibility standards for student loans and/or Pell Grants or make other material changes in Title IV programs driven by policy considerations, economic considerations or both. Any action by Congress that significantly reduces Title IV program funding, whether through across-the-board funding reductions, sequestration or otherwise, or materially impacts the eligibility of our institutions or students to participate in Title IV programs would have a material adverse effect on our enrollment, financial condition, results of operations and cash flows. Congressional action could also require us to modify our practices in ways that could increase our administrative costs and reduce our operating income, which could have a material adverse effect on our financial condition, results of operations and cash flows.

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

To participate in the Title IV programs, an institution must either satisfy specific quantitative standards of financial responsibility prescribed by the Department of Education, or post a letter of credit in favor of the Department of Education and possibly accept operating restrictions as well. These financial responsibility tests are applied to each institution on an annual basis based on the institution’s audited consolidated financial statements, and may be applied at other times, such as if the institution undergoes a change in control. These tests may also be applied to an institution’s parent company or other related entity. The operating restrictions that may be placed on an institution that does not meet the quantitative standards of financial responsibility include being transferred from the advance payment method of receiving Title IV program funds to either the reimbursement or the heightened cash monitoring system, which could result in a significant delay in the institution’s receipt of those funds. If, in the future, we fail to satisfy the Department of Education’s financial responsibility standards, we could experience increased regulatory compliance costs or delays in our receipt of Title IV program funds because we could be required to post a letter of credit or be subjected to operating restrictions, or both. Our failure to secure a letter of credit in these circumstances could cause us to lose our ability to participate in the Title IV programs, which would materially adversely affect us.

If we do not comply with the Department of Education’s administrative capability standards, we could suffer financial penalties, be required to accept other limitations in order to continue participating in the Title IV programs, or lose our eligibility to participate in the Title IV programs.

To continue participating in the Title IV programs, an institution must demonstrate to the Department of Education that the institution is capable of adequately administering the Title IV programs under specific standards prescribed by the Department of Education. These administrative capability criteria require, among other things, that the institution has an adequate number of qualified personnel to administer the Title IV programs, has adequate procedures for disbursing and safeguarding Title IV funds and for maintaining records, submits all required reports and consolidated financial statements in a timely manner, and does not have significant problems that affect the institution’s ability to administer the Title IV programs. If we fail to satisfy any of these criteria, the Department of Education may assess financial penalties against us, restrict the manner in which we receive Title IV funds, require us to post a letter of credit, place us on provisional certification status, or limit or terminate our participation in the Title IV programs, any of which could materially adversely affect us.

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

Since July 2008, we had been provisionally certified to participate in the Title IV programs on a month-to-month basis. On April 8, 2011, following the completion of the Department of Education’s review of information we had provided in connection with a deemed change in control that resulted from the termination in January 2011 of certain voting agreements among our stockholders, the Department of Education notified us that it had approved our application for a change in control and issued to us a new, provisional program participation agreement to participate in the Title IV programs. While this certification is provisional, the Department of Education’s action did remove us from month-to-month status, provides for our continued participation in Title IV programs through December 31, 2013, and did not impose any conditions (such as any letter of credit requirement) or other restrictions on us during the provisional period other than the standard restrictions applicable to a provisional certification. In accordance with the terms of the provisional certification, we may apply for recertification on a full basis by submitting a complete application by no later than September 30, 2013. There can be no assurance that the Department of Education will recertify us at that time or that it will not impose conditions or other restrictions on us as a condition of approving our application with respect to any future recertification. If the Department of Education does not renew or withdraws our certification to participate in the Title IV programs at any time, our students would no longer be able to receive Title IV program funds. Alternatively, the Department of Education could renew our certification, but restrict or delay our students’ receipt of Title IV funds, limit the number of students to whom we could disburse such funds, or place other restrictions on us. Any of these outcomes would have a material adverse effect on our enrollments and us. See Item 1, Business — Regulation — Regulatory Standards that May Restrict Institutional Expansion or Other Changes — Change in ownership resulting in a change in control.

Our failure to comply with the regulatory requirements of states other than Arizona could result in actions taken by those states or the Department of Education that could have a material adverse effect on our enrollments.

Almost every state imposes regulatory requirements on educational institutions that have physical facilities located within the state’s boundaries. These regulatory requirements establish standards in areas such as educational programs, facilities, instructional and administrative staff, marketing and recruitment, financial operations, addition of new locations and educational programs, and various operational and administrative procedures, some of which are different than the standards prescribed by the Department of Education or the Arizona State Board for Private Postsecondary Education. Several states have sought to assert jurisdiction over educational institutions offering online degree programs that have no physical location in the state but that have some activity in the state, such as enrolling or offering educational services to students who reside in the state, employing faculty who reside in the state, or advertising to or recruiting prospective students in the state. In addition, the Department of Education has adopted new regulations that require online providers to meet any such state requirements and, thus, the Department of Education would seem to have authority, in addition to that of the states, to enforce applicable state law requirements. See Item 1. Business — Regulation — New Regulations — State authorization. Because state regulatory requirements for online education vary among the states, are not well developed in many states, are imprecise or unclear in some states, and can change frequently, it is unclear how the new Department of Education regulation will be enforced and what impact it will have on us. New laws, regulations, or interpretations related to doing business over the Internet could also increase our cost of doing business and affect our ability to recruit students in particular states, which could, in turn, negatively affect enrollments and revenues and have a material adverse effect on our business. In the future, states could coordinate their efforts in order to more aggressively attempt to regulate or restrict schools’ offering of online education.

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

Proposed legislation, additional rulemaking or additional examinations from U.S. Congress may impact general public perception of the industry in a negative manner resulting in a material and adverse impact on our business.

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

In addition to the Congressional and regulatory activities focused on for-profit educational institutions beginning in 2010 and since, in recent years, regulatory proceedings and litigation have been commenced against various postsecondary educational institutions relating to, among other things, deceptive trade practices, false claims against the government, and non-compliance with Department of Education requirements, state education laws, and state consumer protection laws. These proceedings have been brought by the Department of Education, the U.S. Department of Justice, the SEC, and state governmental agencies, among others. These allegations have attracted adverse media coverage and have been the subject of legislative hearings and regulatory actions at both the federal and state levels, focusing not only on the individual schools but in some cases on the for-profit postsecondary education sector as a whole. Adverse media coverage regarding other for-profit education companies or other educational institutions could damage our reputation, result in lower enrollments, revenues, and operating profit, and have a negative impact on our stock price. Such coverage could also result in increased scrutiny and regulation by the Department of Education, Congress, accrediting commissions, state legislatures, state attorneys general, or other governmental authorities of all educational institutions, including us.

If the percentage of our revenue that is derived from the Title IV programs is too high, we may lose our eligibility to participate in those programs.

A requirement of the Higher Education Act, commonly referred to as the “90/10 Rule,” that is applicable only to for-profit, postsecondary educational institutions like us provides that an institution loses its eligibility to participate in the Title IV programs if the institution derives more than 90% of its revenue for each of two consecutive fiscal years from Title IV program funds. For purposes of the 90/10 Rule, revenue is calculated under a complex regulatory formula that requires cash basis accounting and other adjustments to the calculation of an institution’s revenue under generally accepted accounting principles that appears in its consolidated financial statements. This rule provides that an institution that violates this revenue limit becomes ineligible to participate in the Title IV programs as of the first day of the fiscal year following the second consecutive fiscal year in which it exceeds the 90% threshold, and its period of ineligibility extends for at least two consecutive fiscal years. If an institution exceeds the 90% threshold for two consecutive fiscal years and it and its students have received Title IV funds during the period of ineligibility, the institution will be required to return those Title IV funds to the applicable lender or the Department of Education. If an institution’s rate exceeds 90% for any single fiscal year, it will be placed on provisional certification for at least two fiscal years. The August 2008 reauthorization of the Higher Education Act included significant revisions to the 90/10 Rule that became effective upon the date of the law’s enactment, including provisions that allow institutions, when calculating their compliance with this revenue test, to exclude from their Title IV program revenue for a three-year period ended June 30, 2011 the additional federal student loan amounts that became available through the Unsubsidized Stafford Loan Program starting in July 2008, and to include more non-Title IV revenue, such as revenue from institutional loans under certain circumstances. Given the level of complexity of this calculation, we did not seek to quantify precisely the benefit that we may have derived in the 90/10 percentage during the periods in which those those temporary exclusions were applicable. As such, our reported rates below exclude the benefits from these exclusions. Using the Department of Education’s cash-basis, regulatory formula under the “90/10 Rule” that was in effect prior to the August 2008 reauthorization of the Higher Education Act, for our 2011, 2010, and 2009 fiscal years, we derived approximately 80.2%, 84.9%, and 82.5%, respectively, of our 90/10 Rule revenue from Title IV program funds. These rates have been reviewed by our financial accounting firm as reflected in the notes to our audited consolidated financial statements for each fiscal year. As a result of the increased number of students attending our ground campus, who typically finance a greater percentage of their educational costs with non-Title IV sources of funds, we expect the percentage of our revenue that we receive from Title IV programs to remain stable or decrease in the future, although this may be impacted by recent changes in federal law that increased Title IV grant and loan limits, as well as the ongoing economic environment, which has adversely affected the employment circumstances of our students and their parents and increased their reliance on Title IV programs. If we were to exceed the 90% threshold such that we lost our eligibility to participate in the Title IV programs, or if Congress passed legislation changing how certain funds are counted under this rule, revising the percentage of income that proprietary schools must derive from non-federal sources, or both (similar to the proposals in the Durbin bill referenced above), it would have a material adverse effect on our business, prospects, financial condition, and results of operations.

We may lose our eligibility to participate in the Title IV programs if our student loan default rates are too high.

An institution may lose its eligibility to participate in some or all of the Title IV programs if, for three consecutive years, 25% or more of its students who were required to begin repayment on their student loans in one year default on their payment by the end of the following year. In addition, an institution may lose its eligibility to participate in some or all of the Title IV programs if the default rate of its students exceeds 40% for any single year. The August 2008 reauthorization of the Higher Education Act extends by one year the period for which students’ defaults on their loans will be included in the calculation of an institution’s default rate, a change that is expected to increase our cohort default rates. The new law also increases the threshold for an institution to lose its eligibility to participate in the relevant Title IV programs from 25% to 30% over three consecutive years, while leaving the threshold at 40% for a single year. These changes to the law take effect for institutions’ cohort default rates for federal fiscal year 2009, which are expected to be calculated and issued by the Department of Education in 2012. While our cohort default rates have historically been significantly below these levels, we cannot assure you that this will continue to be the case. For example, we expect our cohort default rate for the 2010 federal fiscal year to increase (but remain below the Department of Education’s thresholds) due primarily to the impact of current economic conditions on our students and former students and our transition to a borrower-based, non-term financial aid system in 2010. Our cohort default rates, under the two-year method, on federal student loans for the 2009, 2008, and 2007 federal fiscal years, the three most recent years for which such rates have been calculated, were 9.2%, 3.4%, 1.4%, respectively. Our trial cohort default rates, under the three-year method, for the 2008, 2007, and 2006 federal fiscal years, as issued by the Department of Education in January 2012, were 7.3%, 2.9%, and 2.7%, , respectively. Increases in interest rates or declines in income or job losses for our students could contribute to higher default rates on student loans. Exceeding the student loan default rate thresholds and losing our eligibility to participate in the Title IV programs would have a material adverse effect on our business, prospects, financial condition, and results of operations. Any future changes in the formula for calculating student loan default rates, economic conditions, or other factors that cause our default rates to increase, could place us in danger of losing our eligibility to participate in some or all of the Title IV programs and materially adversely affect us.

We are subject to sanctions if we fail to correctly calculate and timely return Title IV program funds for students who withdraw before completing their educational program.

A school participating in the Title IV programs must calculate the amount of unearned Title IV program funds that it has disbursed to students who withdraw from their educational programs before completing such programs and must return those unearned funds to the appropriate lender or the Department of Education in a timely manner, generally within 45 days of the date the school determines that the student has withdrawn. If the unearned funds are not properly calculated and timely returned for a sufficient percentage of students, we may have to post a letter of credit in favor of the Department of Education equal to 25% of the Title IV program funds that should have been returned for such students in the prior fiscal year, we may be liable for repayment of Title IV program funds and related interest and we could be fined or otherwise sanctioned by the Department of Education, which could increase our cost of regulatory compliance and materially adversely affect us. Further, a failure to comply with these regulatory requirements could result in termination of our ability to participate in the Title IV programs, which would materially affect us. These “return to Title IV” regulations are the subject of a preliminary finding in our ongoing program review. See Item 1A, Risk Factors—The Department of Education is conducting a program review of Grand Canyon University, which may result in the repayment of a substantial amount of Title IV funds and may lead to fines, penalties, or other sanctions, and damage to our reputation in the industry.

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

The increasing popularity and use of the Internet and other online services has led and may lead to the adoption of new laws and regulatory practices in the United States or foreign countries and to new interpretations of existing laws and regulations. These new laws and interpretations may relate to issues such as online privacy, copyrights, trademarks and service marks, sales taxes, fair business practices, and the requirement that online education institutions qualify to do business as foreign corporations or be licensed in one or more jurisdictions where they have no physical location or other presence. New laws and regulations or interpretations thereof related to doing business over the Internet could increase our costs and adversely affect our business, prospects, financial condition, and results of operations.

If our students were unable to obtain private loans from third-party lenders, or the costs for such loans increase, our business could be adversely affected given our students’ reliance on such loans to satisfy their educational expenses.

Some of our students finance their education through private loans that are not subsidized. During the fiscal year ended December 31, 2011, 2010 and 2009, private loans to students at our school represented less than 1% of our net revenues (calculated based on net revenues from our income statement). These loans were provided pursuant to private loan programs and were made available to eligible students to fund a portion of the students’ costs of education not covered by the Title IV programs and state financial aid sources. Private loans are made to our students by lending institutions and are non-recourse to us. The 2008 reauthorization of the Higher Education Act and related proposed and final regulations place significant new restrictions on the relationships between institutions and the providers of private loans, and require that certain specific terms and disclosures accompany such loans. If our students’ or our students’ parents’ employment circumstances are adversely affected by regional or national economic downturns, our students may become more heavily dependent on student loans. At the same time, however, the increased regulatory burden has resulted, and could continue to result, in providers of private loans reducing the availability of or increasing the costs associated with providing private loans to postsecondary students. In particular, loans to students with low credit scores who would not otherwise be eligible for credit-based private loans have become increasingly difficult to obtain. Prospective students may find that these increased financing costs make borrowing prohibitively expensive and abandon or delay enrollment in postsecondary education programs. If any of these scenarios were to occur, our students’ ability to finance their education could be adversely affected and our student population could decrease, which could have a material adverse effect on our business, prospects, financial condition, and results of operations. In addition, interest rates have reached relatively low levels in recent years, creating a favorable borrowing environment for students. However, in the event interest rates increase or Congress decreases the amount available for federal student aid, our students may have to pay higher interest rates on their loans. Any future increase in interest rates will result in a corresponding increase in educational costs to our existing and prospective students, which could result in a significant reduction in our student population and revenues. Higher interest rates could also contribute to higher default rates with respect to our students’ repayment of their education loans. Higher default rates may in turn adversely impact our eligibility to participate in some or all of the Title IV programs, which could result in a significant reduction in our student population and our profitability.

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

The U.S. and many other industrialized countries are experiencing challenging economic circumstances, including increases in unemployment, uncertainty about financial markets and, in many cases, economic recession. In addition, homeowners in the U.S. have experienced a significant reduction in their net worth due to continued declines in residential real estate values across the U.S. We believe the economic downturn in the U.S., in particular the high unemployment rate, has contributed to a portion of our increased enrollment growth as an increase number of working adults seek to continue to advance their education to improve job security or new employment prospects. This effect cannot be quantified. However, to the extent that the economic downturn and increased unemployment have increased demands for our programs, an improving economy and increased employment may negate this effect and reduce such demand as fewer students seek to advance their education. This decline could have a material adverse effect on our business, financial condition, results of operations and cash flows. Alternatively, a worsening of economic and employment conditions may reduce the ability for employers to sponsor educational opportunities for their employees, which could adversely impact our enrollment. In addition, continued deterioration in our economy and employment opportunities could adversely affect the ability of our former students to repay student loans, which could increase our bad debt expense and our student loan cohort default rate, which would require increased focus and attention to manage these defaults, which could have a material adverse effect on our business.

Our conversion to a borrower-based, non-term financial aid system has resulted in lower enrollments in a manner that materially and adversely affects our business.

A significant portion of our net revenue is derived from tuition financed by the Title IV programs. Federal regulations dictate the timing of disbursements under the Title IV programs. In April 2010, we began transitioning our online and professional studies students from a “term-based” financial aid system (where all students, including online students, begin programs and are eligible to receive financial aid at periodic start dates pursuant to a calendar-based term system) to a “borrower-based, non-term” or “BBAY” financial aid system (where each student may begin a program and be eligible to receive financial aid at any time throughout the year). We believe BBAY provides greater ease and flexibility for our students by providing for rolling and flexible start dates. It also assists in ensuring that students do not over borrow in the early years of a program, which could result in aggregate loan limits being exceeded prior to graduation. The move to BBAY has, in some circumstances, significantly reduced the amount of living expenses a student is eligible to receive. Therefore, we believe that the conversion to BBAY, although positive for the student in many respects, has caused some of our existing students to leave the University and some potential new students to look for educational opportunities elsewhere. The increased flexibility of BBAY has also resulted in our students more frequently taking breaks between classes which has the effect of reducing the revenues we earn in the short term. This consequence of the move to BBAY is particularly apparent during the period of time between Thanksgiving and New Year’s Day when a number of previously active students tend to delay the continuation of their studies until after the holidays.

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

The postsecondary education market is highly fragmented and competitive. We compete for students with traditional public and private two-year and four-year colleges and universities and other for-profit schools, including those that offer online learning programs. Many public and private schools, colleges, and universities, including most major colleges and universities, offer online programs. We expect to experience additional competition in the future as more colleges, universities, and for-profit schools offer an increasing number of online programs. Each of these competitors may develop platforms or other technologies, including technologies such as streaming video, that allow for greater levels of interactivity between faculty and students and that are superior to the platform and technology we use, and these differences may affect our ability to recruit and retain students. Public institutions receive substantial government subsidies, and public and private non-profit institutions have access to government and foundation grants, tax-deductible contributions, and other financial resources generally not available to for-profit schools. Accordingly, public and private non-profit institutions may have instructional and support resources superior to those in the for-profit sector, and public institutions may be able to offer substantially lower tuition prices. Some of our competitors in both the public and private sectors also have substantially greater financial and other resources than we do. We may not be able to compete successfully against current or future competitors, including with respect to our ability to acquire or compete with technologies being developed by our competitors, and may face competitive pressures that could adversely affect our business, prospects, financial condition, and results of operations. These competitive factors could cause our enrollments, revenues, and profitability to significantly decrease and could render our online delivery format less competitive or obsolete.

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

Our loan agreement, which we entered into in connection with the purchase of our campus in April 2009 and amended in April 2011, imposes certain operating and financial restrictions on us. Without the consent of our lender, these restrictions generally limit our ability to, among other things:

•	incur additional indebtedness or liens;

•	sell, assign, lease, transfer or otherwise dispose of any part of our assets other than in the ordinary course of business;

•	make investments or capital contributions to any individual or entity;

•	enter into any consolidation, merger, or other combination, or become a partner in a partnership, a member of a joint venture, or a member of a limited liability company;

•	limits treasury share repurchases;

•	acquire or purchase a business or all or substantially all of the assets of a business in an aggregate amount exceeding an amount equal to 25% of our tangible net worth; and

•	engage in any business activities substantially different from our present business.

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

We have invested significant resources to develop and implement features that enhance the online classroom experience, such as delivering course content through streaming video, simulations, and other interactive enhancements. Our information technology systems and tools could become impaired or obsolete due to our action or failure to act. For instance, we could install new information technology without accurately assessing its costs or benefits, or we could experience delayed or ineffective implementation of new information technology. We could fail to respond in a timely manner for future technological developments in our industry. Should our actions or failure to act impair or render our information technology less effective, this could have a material adverse effect on our business, financial condition, results of operations and cash flows.

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

Risks Related to Our Business Technology Infrastructure

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

If the number of potential students seeking educational services on the Internet does not continue to increase, our business may not grow as planned.

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

Capacity constraints, system disruptions, or security breaches in our online computer networks and phone systems could have a material adverse effect on our ability to attract and retain students.

The performance and reliability of the infrastructure of our computer networks and phone systems, including our online programs, is critical to our operations, reputation and to our ability to attract and retain students. Any computer system disruption or failure, or a sudden and significant increase in traffic on the servers that host our online operations, may result in our online courses and programs being unavailable for a period of time. In addition, any significant failure of our computer networks or servers, whether as a result of third-party actions or in connection with planned upgrades and conversions, could disrupt our on-campus operations. Individual, sustained, or repeated occurrences could significantly damage the reputation of our online operations and result in a loss of potential or existing students. Additionally, our online operations are vulnerable to interruption or malfunction due to events beyond our control, including natural disasters and network and telecommunications failures. Our computer networks may also be vulnerable to unauthorized access, computer hackers, computer viruses, malicious code, organized cyber attacks and other security problems. A user who circumvents security measures could misappropriate proprietary information or cause interruptions to or malfunctions in operations. As a result, we may be required to expend significant resources to protect against the threat of these security breaches or to alleviate problems caused by these incidents. Any interruption to our online operations could have a material adverse effect on our ability to attract students to our online programs and to retain those students.

A failure of our information systems to properly store, process and report relevant data may reduce our management’s effectiveness, interfere with our regulatory compliance and increase our operating expenses.

We are dependent on the integrity of our data management systems. If these systems do not effectively collect, store and process relevant data for the operation of our business, whether due to equipment malfunctions or constraints, software deficiencies, or human error, our ability to effectively report, plan, forecast and execute our business plan and comply with applicable laws and regulations, including the Higher Education Act, as reauthorized, and the regulations thereunder, will be impaired, perhaps materially. Any such impairment could materially and adversely affect our financial condition, results of operations, and cash flows.

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

We own our ground campus, which is located on approximately 115 acres in the center of the Phoenix, Arizona metropolitan area, near downtown Phoenix. Our campus facilities currently consist of 45 buildings, which include 64 classrooms, two lecture halls, a 300-seat theater, four student computer labs with 125 computers that are available to students 18 hours per day, a 155,000-volume library, a media arts complex that provides communications students with audio and video equipment, a 140,000 square foot/5,000 seat basketball and entertainment arena, a student activity center that contains a food court, a bowling alley, and other student services, and a 55,000 square foot recreation center for both student-athletes and on-campus students. We house our ground students in an on-campus student apartment complex and three dormitories that can collectively hold up to 1,770 students. In 2011, we began construction on two additional dormitories and an Arts and Science classroom building, which will have 21 traditional classrooms, five chemistry labs, two computer labs, a simulation laboratory, and a skills laboratory. In the Spring of 2012, we will begin construction of our first parking garage. We also lease four additional facilities for employees in Arizona, and six facilities in Arizona and one in New Mexico for classroom and labs for our nursing professional studies students. We may add additional space in our Arizona locations to accommodate our growth plans in 2012 and beyond.

Item 3.	Legal Proceedings

From time to time, we are subject to ordinary and routine litigation incidental to our business. While the outcomes of these matters are uncertain, management does not expect that the ultimate costs to resolve these matters will have a material adverse effect on our financial position, results of operations or cash flows.

Item 4.	Mine Safety Disclosures

None.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

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

The table below sets forth the high and low sales prices for our common stock, as reported by the Nasdaq Global Market.

	September 30,	September 30,
	High	Low

2010
First Quarter	$27.23	$18.15
Second Quarter	$28.46	$22.83
Third Quarter	$24.70	$15.33
Fourth Quarter	$23.26	$16.90

2011
First Quarter	$20.66	$13.77
Second Quarter	$15.46	$12.26
Third Quarter	$17.99	$13.73
Fourth Quarter	$17.35	$14.12

Holders

As of December 31, 2011, there were approximately 22 registered holders of record of common stock. A substantially greater number of holders of common stock are “street name” or beneficial holders, whose shares are held of record by banks, brokers and other financial institutions.

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

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

On August 16, 2010, our Board of Directors authorized the University to repurchase $25.0 million of common stock, from time to time, depending on market conditions and other considerations. On July 28, 2011, our Board of Directors authorized the University to repurchase an additional $25.0 million ($50.0 million total) of common stock, from time to time, depending on market conditions and other considerations. Repurchases occur at the University’s discretion. The expiration date on the repurchase authorization is September 30, 2012. Repurchases may be made in the open market or in privately negotiated transactions, pursuant to the applicable Securities and Exchange Commission rules. The amount and timing of future share repurchases, if any, will be made as market and business conditions warrant. Since our approval of the share repurchase plan, we have purchased 1.7 million shares of common stock at an aggregate cost of $23.9 million, which includes 1.6 million shares of common stock at an aggregate cost of $23.1 million during the year ended December 31, 2011, which are recorded at cost in the accompanying December 31, 2011 consolidated balance sheet and statement of stockholders’ equity. At December 31, 2011, there remained $26.1 million available under our current share repurchase authorization. During the fourth quarter of 2011, we repurchased 50,000 shares of common stock at an aggregate cost of $0.7 million.

The following table sets forth our share repurchases of common stock during each period in the fourth quarter of fiscal 2011:

	September 30,	September 30,	September 30,	September 30,
Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Dollar Value of Shares That May Yet Be Purchased Under the Program
October 1, 2011 – October 31, 2011	—	$—	—	$26,847,000
November 1, 2011 – November 30, 2011	50,000	$14.79	50,000	$26,106,000
December 1, 2011 – December 31, 2011	—	—	—	$26,106,000

Total	50,000	$14.79	50,000	$26,106,000

University Stock Performance

The following graph compares the cumulative 37-month return of holders of our common stock with the cumulative total returns of the S&P 500 Index, the NASDAQ Composite index, our peer group of six companies that includes: Capella Education Company, American Public Education, Inc., Apollo Group Inc., Strayer Education Inc., Education Management Corporation and Bridgepoint Education, Inc. This chart assumes that an investment of $100 was made in our common stock, in the index, and in the peer group on November 20, 2008 and that all dividends paid by us (other than the special distribution) and such companies were reinvested, and tracks the relative performance of such investments through December 31, 2011.

	September 30,	September 30,	September 30,	September 30,	September 30,	September 30,	September 30,	September 30,
	11/08	11/08	12/08	1/09	2/09	3/09	4/09	5/09

Grand Canyon Education, Inc.	100.00	125.23	158.48	146.24	143.63	145.65	137.97	114.43
S&P 500	100.00	92.83	93.81	85.91	76.76	83.48	91.47	96.59
NASDAQ Composite	100.00	89.99	92.81	87.08	81.62	89.96	100.59	104.30
Peer Group	100.00	112.86	110.37	114.62	103.04	91.28	77.84	74.49

	September 30,	September 30,	September 30,	September 30,	September 30,	September 30,	September 30,
	6/09	7/09	8/09	9/09	10/09	11/09	12/09

Grand Canyon Education, Inc.	141.60	147.76	146.84	150.46	136.88	161.77	160.42
S&P 500	96.78	104.10	107.86	111.88	109.80	116.39	118.64
NASDAQ Composite	108.02	116.39	118.59	125.08	120.89	126.96	134.06
Peer Group	89.68	87.84	84.18	91.49	76.19	75.97	80.07

	September 30,	September 30,	September 30,	September 30,	September 30,	September 30,	September 30,
	1/10	2/10	3/10	4/10	5/10	6/10	7/10

Grand Canyon Education, Inc.	168.52	183.54	220.59	204.05	207.26	197.72	204.81
S&P 500	114.37	117.91	125.03	127.00	116.86	110.74	118.50
NASDAQ Composite	127.40	132.92	142.25	145.46	133.36	125.34	133.98
Peer Group	77.94	80.92	86.97	84.01	79.13	64.69	71.06

	September 30,	September 30,	September 30,	September 30,	September 30,
	8/10	9/10	10/10	11/10	12/10

Grand Canyon Education, Inc.	143.88	185.06	158.73	160.68	165.32
S&P 500	113.15	123.25	127.94	127.96	136.51
NASDAQ Composite	126.21	141.37	149.55	148.93	158.26
Peer Group	52.47	66.91	51.37	50.97	60.29

	September 30,	September 30,	September 30,	September 30,	September 30,	September 30,	September 30,
	1/11	2/11	3/11	4/11	5/11	6/11	7/11

Grand Canyon Education, Inc.	152.66	135.70	122.36	122.03	108.86	119.66	129.87
S&P 500	139.74	144.53	144.59	148.87	147.19	144.73	141.79
NASDAQ Composite	161.63	166.60	166.55	172.30	169.85	166.32	165.25
Peer Group	58.49	63.75	60.83	58.00	62.04	65.66	69.26

	September 30,	September 30,	September 30,	September 30,	September 30,
	8/11	9/11	10/11	11/11	12/11

Grand Canyon Education, Inc.	131.22	136.29	137.64	130.38	134.68
S&P 500	134.09	124.66	138.29	137.98	139.39
NASDAQ Composite	154.71	144.74	160.70	157.37	156.71
Peer Group	58.85	50.25	60.88	64.25	72.38

Copyright© 2012 Standard & Poor’s, a division of The McGraw-Hill Companies Inc. All rights reserved. (www.researchdatagroup.com/S&P.htm)

The information contained in the performance graph shall not be deemed “soliciting material” or to be “filed” with the SEC nor shall such information be deemed incorporated by reference into any future filing under the Securities Act or the Exchange Act, except to the extent that we specifically incorporate it by reference into such filing.

The stock price performance included in this graph is not necessarily indicative of future stock price performance.

Item 6.	Selected Consolidated Financial and Other Data

The following selected consolidated financial and other data should be read in conjunction with Item 8, Consolidated Financial Statements and Supplementary Data, and Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, to fully understand factors that may affect the comparability of the information presented below. The selected consolidated income statement data and other data, excluding period end enrollment, for the years ended December 31, 2011, 2010, and 2009, and the selected consolidated balance sheet data as of December 31, 2011, and 2010, have been derived from our audited consolidated financial statements for such years, which are included herein. The selected consolidated income statement data and other data, excluding period end enrollment, for the years ended December 31, 2008 and 2007, and the selected consolidated balance sheet data as of December 31, 2008, and 2007, have been derived from our audited consolidated financial statements for such years, which are not included herein. Our historical results are not necessarily indicative of our results for any future period.

	September 30,	September 30,	September 30,	September 30,	September 30,
	Year Ended December 31,
	2011	2010	2009	2008	2007
	(In thousands, except per share data)

Income Statement Data:
Net revenue	$426,741	$385,625	$261,902	$161,309	$99,326
Costs and expenses:
Instructional costs and services(1)	194,505	178,548	101,608	62,915	45,307
Selling and promotional	119,955	112,493	85,405	65,551	35,148
General and administrative(1)	29,043	26,621	21,603	18,360	10,744
Contract termination fees to related party	—	9,233	—	—	—
Litigation loss	—	—	5,200	—	—
Lease termination costs	782	—	—	—	—
Estimated exit costs	—	258	1,218	—	—
Royalty to former owner	296	296	296	1,686	3,782

Total costs and expenses	344,581	327,449	215,330	148,512	94,981

Operating income	82,160	58,176	46,572	12,797	4,345
Interest expense	(720)	(889)	(1,613)	(2,897)	(2,975)
Interest income	88	168	324	640	1,172

Income before income taxes	81,528	57,455	45,283	10,540	2,542
Income tax expense	30,982	22,249	17,979	3,855	1,016

Net income	50,546	35,206	27,304	6,685	1,526
Preferred dividends	—	—	—	(938)	(349)

Net income available to common stockholders	$50,546	$35,206	$27,304	$5,747	$1,177

Earnings per common share
Basic	$1.13	$0.77	$0.60	$0.26	$0.06
Diluted	$1.12	$0.76	$0.60	$0.17	$0.03
Shares used in computing earnings per common share
Basic	44,631	45,722	45,184	22,185	18,923
Diluted	45,105	46,396	45,503	33,430	35,143

	September 30,	September 30,	September 30,	September 30,	September 30,
	Year Ended December 31,
	2011	2010	2009	2008	2007
	(In thousands)
Other Data:
Capital expenditures	$86,515	$62,627	$60,265	$8,374	$7,406
Depreciation and amortization	$16,738	$11,812	$7,664	$5,095	$3,300
Adjusted EBITDA(2)	$107,428	$85,824	$65,119	$25,675	$11,723
Period end enrollment(3):
Online	38,918	37,734	34,596	21,955	12,497
Ground	4,999	3,748	3,113	2,681	2,257

	September 30,	September 30,	September 30,	September 30,	September 30,
	As of December 31,
	2011	2010	2009	2008	2007
	(In thousands)
Balance Sheet Data:
Cash and cash equivalents and marketable securities	$21,189	$33,637	$63,101	$35,627	$18,930
Restricted cash, cash equivalents and investments	56,670	52,938	3,233	5,125	7,578
Total assets	317,847	275,096	174,738	116,990	88,568
Capital lease obligations (including short-term)	1,144	1,824	1,619	30,509	29,228
Notes payable (including short-term)	21,640	23,907	26,088	1,744	2,408
Preferred stock	—	—	—	—	31,948
Total stockholders’/members’ equity (deficit)	163,293	127,501	86,028	53,590	(10,386)

(1)	All amounts presented reflect the reclassification of bad debt expense from General and administrative expense to Instructional costs and services expense as disclosed in Note 2 to our consolidated financial statements included herein.

(2)	Adjusted EBITDA is defined as net income plus interest expense net of interest income, plus income tax expense, and plus depreciation and amortization (EBITDA), as adjusted for (i) the amortization of prepaid royalty payments recorded in conjunction with a settlement of a dispute with our former owner, as discussed in Note 2 to our consolidated financial statements that are included in Item 8, Consolidated Financial Statements and Supplementary Data; (ii) contributions made to Arizona school tuition organizations in lieu of the payment of state income taxes, which we typically make in the fourth quarter of a fiscal year; (iii) litigation losses, if any; (iv) exit costs, if any; (v) contract termination fees, if any; (vi) lease termination costs, if any; and (vii) share-based compensation.

(3)	Enrollment at December 31, 2011 and 2010 represents individual students who attended a course during the last two months of the calendar quarter. Prior to our transition to BBAY, enrollment had been defined as individual students that attended a course in a term that was in session as of the end of the quarter.

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

In addition, other companies, including other companies in our industry, may calculate these measures differently than we do, limiting the usefulness of Adjusted EBITDA as a comparative measure. Because of these limitations, Adjusted EBITDA should not be considered as a substitute for net income, operating income, or any other performance measure derived in accordance with GAAP, or as an alternative to cash flow from operating activities or as a measure of our liquidity. We compensate for these limitations by relying primarily on our GAAP results and using Adjusted EBITDA only supplementally. For more information, see our consolidated financial statements and the notes to those statements included elsewhere in this Annual Report on Form 10-K.

The following table presents data relating to Adjusted EBITDA, for the periods indicated:

	September 30,	September 30,	September 30,
	Year Ended December 31,
(In thousands)	2011	2010	2009

Net income	$50,546	$35,206	$27,304
Plus: interest expense net of interest income	632	721	1,289
Plus: income tax expense	30,982	22,249	17,979
Plus: depreciation and amortization	16,738	11,812	7,664

EBITDA	98,898	69,988	54,236

Plus: royalty to former owner(a)	296	296	296
Plus: contributions made in lieu of state income taxes(b)	1,000	1,000	750
Plus: litigation loss(c)	—	—	5,200
Plus: exit costs(d)	—	258	1,218
Plus: contract termination fees to a related party(e)	—	9,233	—
Plus: lease termination costs(f)	782	—	—
Plus: share-based compensation(g)	6,452	5,049	3,419

Adjusted EBITDA	$107,428	$85,824	$65,119

(a)	Under the terms of a settlement agreement with the former owner, we are no longer obligated to pay this royalty. The settlement, however, included a prepayment of future royalties that we amortize over time. See Note 2 to our consolidated financial statements that are included in Item 8, Consolidated Financial Statements and Supplementary Data.

(b)	Reflects contributions made to various Arizona school tuition organizations to assist with funding for education. In connection with such contributions made we received a dollar-for-dollar state income tax credit, which resulted in a reduction in our effective income tax rate to 38.0%, 38.7% and 39.7% for the years ended December 31, 2011, 2010 and 2009, respectively. Had these contributions not been made, our effective tax rate would have been 38.7%, 39.8% and 40.7%, for 2011, 2010 and 2009, respectively. Such contributions are viewed by our management to be made in lieu of payments of state income taxes and are therefore excluded from evaluation of our core operating performance.

(c)	Reflects $5.2 million for the litigation settlement on our qui tam matter, which became final in December 2010 and was paid in the second quarter of 2011. See Item 8, Consolidated Financial Statements and Supplementary Data, and Item 3, Legal Proceedings.

(d)	Represents exit costs related to the closure of a student services facility in Utah, including termination benefits, relocation expenses and the future lease payments, plus the write off of leasehold improvements associated with the leased space.

(e)	Represents contract termination fees related to the termination of our Mind Streams revenue sharing arrangement, which was reached in December 2010. See Item 8, Consolidated Financial Statements and Supplementary Data.

(f)	Reflects termination costs incurred related to the early termination of leased space, removal of deferred rent and leasehold improvements.

(g)	Reflects share-based compensation expense relating to stock and option grants made to employees and directors.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations for the year ended December 31, 2011 and should be read in conjunction with our consolidated financial statements and related notes that appear in Item 8, Consolidated Financial Statements and Supplementary Data. In addition to historical information, the following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to these differences include those discussed below and elsewhere in this Annual Report on Form 10-K, particularly in Item 1A, Risk Factors and Forward-Looking Statements.

Executive Overview

We are a regionally accredited provider of postsecondary education services focused on offering graduate and undergraduate degree programs in our core disciplines of education, healthcare, business and liberal arts. We offer programs online as well as ground programs at our approximately 115-acre traditional campus in Phoenix, Arizona and onsite at the facilities of employers. At December 31, 2011, we had approximately 43,900 students. At December 31, 2011, 88.6% of our students were enrolled in our online programs and, of our online and professional studies students, 42.8% were pursuing master’s or doctoral degrees.

Key Trends, Developments and Challenges

The following circumstances and trends present opportunities, challenges and risks.

Evolving Postsecondary Education Market. The U.S. is in the midst of an economic environment that has caused an increased number of individuals to consider advancing their education. Additionally, we believe the number of non-traditional students who work, are raising a family, or are doing both while trying to earn a college degree continues to grow. Given these trends, we believe that many individuals will be attracted to our high quality academic programs at affordable tuition rates. However we believe that competition for students, especially graduate students, continues to increase.

Regulation and Oversight. We are subject to extensive regulation by federal and state governmental agencies and accrediting bodies. In particular, the Higher Education Act of 1965, as amended (the “Higher Education Act”), and the regulations promulgated thereunder by the Department of Education (including significant new regulations that became effective on July 1, 2011) subject us to significant regulatory scrutiny on the basis of numerous standards that schools must satisfy in order to participate in the various federal student financial assistance programs under Title IV of the Higher Education Act. See Item 1. Business – Regulation. Many of these recent regulations have imposed new reporting and disclosure requirements that have caused increased administrative burden and costs and may have a negative effect on our growth and enrollments. In addition, in recent years, there has been increased focus by Congress on the role that proprietary educational institutions play in higher education and various proposals to modify the laws to which proprietary educational institutions, including, for example, proposals to change the 90/10 Rule to an 85/15 rule and require that colleges count GI Bill benefits, military tuition assistance, and several other sources of federal funds as student financial aid. We cannot predict what legislation, if any, may result from these Congressional committee hearings and inquiries or what impact any such legislation might have on the proprietary education sector or our business in particular. To the extent that any laws or regulations are adopted, or other administrative actions are taken, that limit our participation in Title IV programs or the amount of student financial aid for which the students at our institutions are eligible, our enrollments, revenues and results of operation could be materially and adversely affected.

Department of Education Program Review. In connection with an ongoing program review that was initiated by the Department of Education in July 2010, on August 24, 2011, we received from the Department of Education a written preliminary program review report that included five findings, two of which involve individual student-specific errors concerning the monitoring of satisfactory academic progress for two students and the certification of one student’s Federal Family Educational Loan as an unsubsidized Stafford loan rather than a subsidized Stafford loan. The other three findings address issues related to incentive compensation, gainful employment issue and one additional issue not previously raised with us, as follows:

•	Incentive compensation issue. During a portion of the period under review, we had in place a compensation plan for our enrollment counselors that was designed to comply with the regulatory “safe harbors” in effect during such period that allowed companies to make adjustments to fixed compensation for enrollment personnel, provided that any such adjustment (i) was not made more than twice during any twelve month period, and (ii) was not based solely on the number of students recruited, admitted, enrolled, or awarded financial aid. The plan at issue provided for enrollment counselor performance to be reviewed on a number of non-enrollment-related factors that could account for a substantial portion of any potential base compensation adjustment. The preliminary program review report does not appear to set forth any definitive finding regarding the plan, but the Department of Education has requested additional information from us regarding our enrollment counselor compensation practices and policies in effect during the period under review. We continue to believe that the plan at issue, both as designed and as applied, did not base compensation solely on success in enrolling students in violation of applicable law and will continue to communicate with the Department of Education to resolve this matter.

•	Gainful employment issue. The preliminary program review report sets forth the Department of Education’s position that our Bachelor of Arts in Interdisciplinary Studies program was not an eligible program under Title IV because it did not provide students with training to prepare them for gainful employment in a recognized occupation. This “gainful employment” standard has been a requirement for Title IV eligibility for programs offered at proprietary institutions of higher education such as Grand Canyon University although, pursuant to legislation passed in 2008 and effective as of July 1, 2010, this requirement no longer applies to designated liberal arts programs offered by us and certain other institutions that have held accreditation by a regional accrediting agency since a date on or before October 1, 2007 (we have held a regional accreditation since 1968). We believe that our Interdisciplinary Studies program, which we first offered in Fall 2007 in response to a request by one of our employer-partners, was an eligible program under the “gainful employment” standard in effect prior to July 1, 2010 and intend to continue to communicate with the Department of Education to resolve the matter.

•	Inadequate procedures related to non-passing grades. The preliminary program review report sets forth the Department of Education’s position that, during the period under review and prior to the time we converted from a term-based financial aid system to a non-term, borrower-based financial aid system in mid-2010, we failed to have an accurate system to determine if students with non-passing grades for a term had no documented attendance for the term or should have been treated as unofficial withdrawals for the term, thereby potentially requiring us to return all or a portion of the Title IV monies previously received with respect to such students. Although we are confident in the legal sufficiency of our policies that were in place during the period under review, we are currently in discussions with the Department of Education regarding this finding. As part of the process of reviewing and responding to this finding, the Department of Education has requested that we conduct a further review of student files and provide additional information to the Department of Education following the completion of such review.

We cannot presently predict whether or if further information requests will be made, how the foregoing issues will be resolved, when the final program review determination letter will be issued, or when the program review will be closed. At this time, the Department of Education has not specified the amount of any potential penalties, and we have not accrued any amounts in connection with the program review. Our policies and procedures are planned and implemented to comply with the applicable standards and regulations under Title IV and we are committed to resolving any issues of non-compliance identified in the final program review determination letter and ensuring that we operate in compliance with all Department of Education requirements. If the Department of Education were to make significant findings of non-compliance in the final program review determination letter, then, after exhausting any administrative appeals available to us, we could be required to pay a fine, return Title IV monies previously received, or be subjected to other administrative sanctions. While we cannot currently predict the final outcome of the Department of Education review, any such final adverse finding could damage our reputation in the industry and have a material adverse effect on our business, results of operations, cash flows and financial position. See Item 1. Business – Regulation – Compliance Reviews, and Item 1A. Risk Factors–The Department of Education is conducting a program review of Grand Canyon University, which may result in the repayment of a substantial amount of Title IV funds and may lead to fines, penalties, or other sanctions, and damage to our reputation in the industry.

Conversion to Borrower Based, Non-Term Financial Aid System. A significant portion of our net revenue is derived from tuition financed by the Title IV programs. Federal regulations dictate the timing of disbursements under the Title IV programs. In April 2010, we began transitioning our online and professional studies students from a “term-based” financial aid system (where all students, including online students, begin programs and are eligible to receive financial aid at periodic start dates pursuant to a calendar-based term system) to a “borrower-based, non-term” or “BBAY” financial aid system (where each student may begin a program and be eligible to receive financial aid at any time throughout the year). We believe BBAY provides greater ease and flexibility for our students by providing for rolling and flexible start dates. It also assists in ensuring the student does not over borrow in the early years of a program, which could result in aggregate loan limits being exceeded prior to graduation. The move to BBAY has, in some circumstances, significantly reduced the amount of living expenses a student is eligible to receive. We believe that the conversion to BBAY, although positive for the student in many respects, caused some of our existing students to leave the University and some potential new students to look for educational opportunities elsewhere. The flexibility of BBAY has also allowed our students to take more frequent breaks between classes which has reduced the revenues we earn in the short term.

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

In accordance with University policy, all prospective students are required to select both a primary and secondary payment option with respect to amounts due to the University for tuition, fees and other expenses. In instances where a student selects financial aid as the primary payment option, he or she often selects personal cash as the secondary option. If a student that has selected financial aid as his or her primary payment option withdraws prior to the end of a course but after the date that our institutional refund period has expired, the student will have incurred the obligation to pay the full cost of the course. When a student who has received Title IV program funds withdraws from school, the institution must determine the amount of Title IV program funds the student has “earned” and then must return the unearned Title IV program funds (a “return to Title IV”) to the appropriate lender or the Department of Education in a timely manner, which is generally no later than 45 days after the date the institution determined that the student withdrew. In a term based environment, the return to Title IV is calculated based on the number of completed days in a term as a percentage of the total days in the term, with the exception that, with respect to courses offered in a modular setting (i.e. those offered to nontraditional students as two eight week courses in a term), if a student completed the first course but withdrew prior to the second course, then the full financial aid award was earned by and paid to the student and no return to Title IV calculation was done. In BBAY, we calculate returns to Title IV based on the percentage of the payment period attended in comparison to the full payment period (there is no module concept in a BBAY environment). In this environment, a student (whether undergraduate or graduate) must complete greater than 60% of the payment period in order to earn the full financial aid award. Thus, if a student completes the first course but withdraws prior to the second course and therefore does not complete greater than 60% of the payment period, then the full financial aid award is not earned by the student. In such case, we must perform a return to Title IV calculation and most, if not all, of the refund would be returned to the lender or the Department of Education. If the student withdraws after the 60% threshold, then the student is deemed to have earned 100% of the Title IV program funds he or she received. Because under BBAY, a student generally must complete two of the courses in a payment period to earn the full financial aid award, as opposed to just a single course under the term-based module approach, we have experienced an increase in the Title IV program funds that will need to be returned to lenders or the Department of Education. This has resulted in an increase in the amounts we need to collect from inactive students which has led to an increase in bad debt expense, from 5.4% of net revenues in 2009 to 10.0% of net revenues in 2010. Bad debt expense decreased to 8.1% of net revenues in 2011 from 10.0% of net revenues in 2010 as a result of improved collections of receivables due from current students between periods due to operational improvements made during 2011 and a reduction in receivables due from former students during the second half of 2011 as a result of us moving further away from our transition to BBAY.

Fiscal Year 2011 Events

In addition to the items mentioned above, we experienced the following significant events in 2011:

•	Enrollment, Net Revenue, and Operating Income Growth — We achieved enrollment growth for the fiscal year ended December 31, 2011 as compared to the fiscal year ended December 31, 2010, as ground enrollment increased 33.4% and online enrollment increased 3.1% over the prior year. We attribute the significant growth in our ground enrollment between years to our increasing brand recognition and the value proposition that our ground traditional campus affords to traditional-aged students and their parents. After scholarships, our ground traditional students pay for tuition, room, board, and fees often half to a third of what it costs to attend a private, traditional university in another state and an amount comparable to what it costs to attend the public universities in the state of Arizona as an in-state student. Another factor contributing to the 10.7% increase in net revenue over the same period was the increase in the revenue per student for our online and professional studies students as a result of tuition price increases as we increased tuition prices for students in our online and professional studies programs by 0.0% to 6.5%, depending on the program, with an estimated blended rate increase of 3.2% for our 2011-12 academic year, as compared to tuition price increases for students in our online and professional studies programs from 0.0% to 5.7%, depending on the program, with an estimated blended rate increase of 3.5% for the prior academic year and an increase in student fees between years. Although we did not raise our tuition for our traditional ground programs during either our 2011-12 or 2010-11 academic years, we did recognize an increase in revenue per student for our traditional ground programs as we recognized a higher amount of revenue from room and board and student fees. Tuition increases have not historically been, and may not in the future be, consistent across our programs due to market conditions and differences in operating costs of individual programs. Operating income was $82.2 million for the fiscal year ended December 31, 2011, an increase of 41.2% over the $58.2 million in operating income for 2010.

•	Capital Expenditures — Our capital expenditures in 2011 of $86.5 million were primarily related to the expansion of our physical campus and significant investments in technology innovation to support our students and staff. In 2011, we completed construction on our 140,000 square foot basketball and entertainment arena, a new 500 bed dormitory, and a student activity center that contains a food court, a bowling alley and other services. In addition, we started construction on an Arts and Science classroom building, which will have 21 traditional classrooms, five chemistry labs, two computer labs, a simulation laboratory, and a skills laboratory, and two additional dormitories. In the Spring of 2012 we will begin construction on our first parking garage. These investments are to support our growing on-campus student population as well as enhance the brand of the University.

•	Amended Loan Agreement — During April 2011, we entered into an amended and restated loan agreement with a financial institution. Under the amended agreement, the bank (a) extended the maturity date of our existing loan from April 30, 2014 to March 31, 2016 and decreased the interest rate on the outstanding balance from the BBA Libor Rate plus 225 basis points to the BBA Libor Rate plus 200 basis points (all other terms of the existing loan remain the same), and (b) provided us with a revolving line of credit in the amount of $50.0 million through March 31, 2016 to be utilized for working capital, capital expenditures, share repurchases and other general corporate purposes.

•	Investing in Innovative Educational Tools — During 2010, we entered into an agreement with an affiliated entity to develop a new learning management system for use by the University. Through this agreement we prepaid perpetual license fees, acquired source code rights for the software developed, and prepaid maintenance and service fees for the first seven years of use, for an aggregate amount of $4.9 million. During October 2011, we began converting our students to this new learning management platform for our online delivered coursework and anticipate full implementation by 2012.

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

We believe that the principal factors that affect our enrollments and net revenue are the number and breadth of the programs we offer; the attractiveness of our program offerings and learning experience, particularly for career-oriented adults who are seeking pay increases or job opportunities that are directly tied to higher educational attainment; the effectiveness of our marketing, recruiting and retention efforts, which is affected by the number and seniority of our enrollment counselors and other recruiting personnel; the quality of our academic programs and student services; the pricing of comparable programs; our brand strength; the convenience and flexibility of our online delivery platform; the availability and cost of federal and other funding for student financial aid; the seasonality of our net revenue, which is enrollment driven and is typically lowest in our second fiscal quarter and highest in our fourth fiscal quarter; and general economic conditions, particularly as they might affect job prospects in our core disciplines.

The following is a summary of our student enrollment at December 31, 2011, 2010, and 2009 (which included fewer than 400 students pursuing non-degree certificates in each period) by degree type and by instructional delivery method:

	September 30,	September 30,	September 30,	September 30,	September 30,	September 30,
	December 31,
	2011(1)		2010(1)		2009
	# of Students	% of Total	# of Students	% of Total	# of Students	% of Total
Graduate degree(2)	17,175	39.1%	17,732	42.7%	16,097	42.7%
Undergraduate degree	26,742	60.9%	23,750	57.3%	21,612	57.3%

Total	43,917	100.0%	41,482	100.0%	37,709	100.0%

	September 30,	September 30,	September 30,	September 30,	September 30,	September 30,
	December 31,
	2011(1)		2010(1)		2009
	# of Students	% of Total	# of Students	% of Total	# of Students	% of Total
Online(3)	38,918	88.6%	37,734	91.0%	34,596	91.7%
Ground(4)	4,999	11.4%	3,748	9.0%	3,113	8.3%

Total	43,917	100.0%	41,482	100.0%	37,709	100.0%

(1)

Enrollment at December 31, 2011 and 2010 represents individual students who attended a course during the last two months of the calendar quarter. Prior to our transition to BBAY, enrollment had been defined as individual students that attended a course in a term that was in session as of the end of the quarter.

(2)	Includes 1,924, 1,186 and 315 students pursuing doctoral degrees at December 31, 2011, 2010 and 2009, respectively.

(3)	As of December 31, 2011, 2010 and 2009, 42.8%, 45.7% and 44.8%, respectively, of our online and professional studies students were pursuing graduate or doctoral degrees.

(4)	Includes our traditional on-campus students, as well as our professional studies students.

For the 2011-12 academic year (the academic year that began in May 2011), our prices per credit hour are $450 for undergraduate online and professional studies courses, $480 for graduate online courses (other than graduate business and graduate nursing), $530 for graduate business courses, $580 for graduate online nursing courses, $595 for doctoral programs, and $688 for undergraduate courses for ground students. For our active duty and active reserve online and professional studies students, our prices per credit hour are $250 for undergraduate and $385 for graduate. The overall price of each course varies based upon the number of credit hours per course (with most courses representing four credit hours), the degree level of the program, and the discipline. In addition, we charge a fixed $8,250 “block tuition” for undergraduate ground students taking between 12 and 18 credit hours per semester, with an additional $688 per credit hour for credits in excess of 18. A traditional undergraduate degree typically requires a minimum of 120 credit hours. The minimum number of credit hours required for a master’s degree and overall cost for such a degree varies by program, although such programs typically require approximately 36 credit hours. The doctoral program requires approximately 60 credit hours.

Based on current tuition rates, tuition for a full program would equate to between $17,300 and $20,900 for an online master’s program, approximately $54,000 for a full four-year online bachelor’s program, and approximately $57,750 for a full four-year bachelor’s program taken on our ground campus. The tuition amounts referred to above assume no reductions for transfer credits or scholarships, which many of our students utilize to reduce their total program costs. Additionally, tuition is reduced for some of our students by scholarships. For the years ended December 31, 2011, 2010 and 2009, revenue was reduced by approximately $73.6 million, $55.8 million and $34.2 million, respectively, as a result of scholarships that we offered to our students. The increase in scholarships is due to increased revenues, especially at our ground traditional campus where scholarships are earned to a greater extent, and a significant increase in the use of academic scholarships to attract high performing students.

Revenue per student increased between periods as we increased tuition prices for students in our online and professional studies programs by 0.0% to 6.5%, depending on the program, with an estimated blended rate increase of 3.2% for our 2011-12 academic year, as compared to tuition price increases for students in our online and professional studies programs from 0.0% to 5.7%, depending on the program, with an estimated blended rate increase of 3.5% for the prior academic year. Tuition for our traditional ground programs had no increase for our 2011-12 or 2010-11 academic years. Tuition increases have not historically been, and may not in the future be, consistent across our programs due to market conditions and differences in operating costs of individual programs. The lower increases for our programs for the current academic year generally reflect a concerted effort to control tuition pricing for students so that debt levels assumed by our students are reasonable.

We derive a majority of our net revenues from tuition financed by the Title IV programs. For the years ended December 31, 2011, 2010 and 2009, we derived cash receipts equal to approximately 80.2%, 84.9%, and 82.5%, respectively, of our net revenues from Title IV programs. Our students also rely on scholarships, personal savings, private loans, and employer tuition reimbursements to pay a portion of their tuition and related expenses. During fiscal 2011, payments derived from private loans constituted less than 1% of our net revenues from our income statement. Third party lenders independently determine whether a loan to a student is classified as subprime, and, based on these determinations, we derived no payments from subprime loans during the year ended December 31, 2011. Our future revenues could be affected if and to the extent the Department of Education restricts our participation in the Title IV programs, as it did during the period between 2005 and 2007. Current conditions in the credit markets have adversely affected the environment surrounding access to and cost of student loans. The legislative and regulatory environment is also changing, and new federal legislation was recently enacted or has been proposed that could have an impact on us. See Item 1A, Risk Factors and Item 1, Regulation — Regulation of Federal Student Financial Aid Programs. We cannot predict whether the new legislation will limit access to Title IV funding or the impact of any of these developments on future performance.

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

Selling and promotional. Selling and promotional expenses include salaries and benefits of personnel engaged in the marketing, recruitment, and retention of students, as well as advertising costs associated with purchasing leads, hosting events and seminars, producing marketing materials, and our branding campaigns. Our selling and promotional expenses are generally affected by the cost of advertising media and leads, the efficiency of our marketing and recruiting efforts, salaries, and benefits for our enrollment personnel, and expenditures on advertising initiatives for new and existing academic programs. This category also includes an allocation of depreciation, amortization, rent, and occupancy costs attributable to selling and promotional activities. Selling and promotional costs are expensed as incurred.

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

Critical Accounting Policies and Estimates

The discussion of our financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles, or GAAP. During the preparation of these consolidated financial statements, we are required to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, costs and expenses, and related disclosures. On an ongoing basis, we evaluate our estimates and assumptions, including those discussed below. We base our estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances. The results of our analysis form the basis for making assumptions about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions, and the impact of such differences may be material to our consolidated financial statements.

We believe that the following critical accounting policies involve our more significant judgments and estimates used in the preparation of our consolidated financial statements:

Revenue recognition. Net revenues consist primarily of tuition and fees derived from courses taught by us online, at our approximately 115-acre traditional campus in Phoenix, Arizona, and onsite at facilities of employers, as well as from related educational resources such as access to online materials. Tuition revenue and most fees and related educational resources are recognized pro-rata over the applicable period of instruction, net of scholarships awarded by us. Generally, we will refund all or a portion of tuition already paid pursuant to our refund policy, dependent upon length of course and modality and subject to certain state specific refund requirements. If a student withdraws at a time when only a portion, or none of the tuition is refundable, then we continue to recognize the tuition that was not refunded pro-rata over the term of the course and as the amount subject to refund is never greater than the amount of revenue that has been deferred, under our accounting policies revenue is not recognized with respect to amounts that could potentially be refunded. Sales tax collected from students is excluded from net revenues. We also charge online students an upfront learning management fee, which is deferred and recognized over the average expected term of a student. Costs that are direct and incremental to new online students are also deferred and recognized ratably over the average expected term of a student. Deferred revenue and student deposits in any period represent the excess of tuition, fees and other student payments received as compared to amounts recognized as revenue on the statement of operations and are reflected as current liabilities in the accompanying balance sheet. Our educational programs have starting and ending dates that differ from our quarters. Therefore, at the end of each fiscal quarter, a portion of revenue from these programs is not yet earned. Other revenues may be recognized as sales occur or services are performed.

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

We record an allowance for doubtful accounts for estimated losses resulting from the inability, failure or refusal of its students to make required payments, which includes the recovery of financial aid funds advanced to a student for amounts in excess of the student’s cost of tuition and related fees. We determine the adequacy of our allowance for doubtful accounts based on an analysis of our historical bad debt experience, current economic trends, and the aging of the accounts receivable and student status. We apply a reserve to our receivables based upon an estimate of the risk presented by the age of the receivables and student status. We have historically written off accounts receivable at the earlier of the time the balance is deemed uncollectible, or one year after the revenue is generated. In the third quarter of 2011, we accelerated the way we reserve for receivables due from inactive students and write off inactive student accounts at 150 days, while maintaining our historical reserve and write off policies for active student accounts as based on our historical experience, amounts due from inactive students are much more difficult to collect than amounts due from active students. We monitor our collections and write-off experience to assess whether adjustments are necessary.

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

Income taxes. We recognize the amount of taxes payable or refundable for the current year and deferred tax assets and liabilities for future tax consequences of events that have been recognized in our consolidated financial statements or tax returns. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which the temporary differences are expect to be realized. Our deferred tax assets are subject to periodic recoverability assessments. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount that more likely than not will be realized. Realization of the deferred tax assets is principally dependent upon achievement of projected future taxable income offset by deferred tax liabilities. We evaluate the realizability of the deferred tax assets annually. Since becoming a taxable corporation in August 2005, we have not recorded any valuation allowances to date on our deferred income tax assets. Commencing in January 2008, we evaluate and account for uncertain tax positions using a two step approach. Recognition occurs when we conclude that a tax position based solely on its technical merits, is more-likely-than-not to be sustained upon examination. Measurement determines the amount of benefit that is greater than 50% likely to be realized upon the ultimate settlement with a taxing authority that has full knowledge of the facts. Derecognition of a tax position that was previously recognized occurs when we determine that a tax position no longer meets the more-likely-than-not threshold of being sustained upon examination.

Results of Operations

The following table sets forth statements of operations data as a percentage of net revenue for each of the periods indicated:

	September 30,	September 30,	September 30,
	Year Ended December 31,
	2011	2010	2009
Net revenue	100.0%	100.0%	100.0%
Operating expenses
Instructional cost and services	45.6	46.4	38.9
Selling and promotional	28.1	29.2	32.6
General and administrative	6.8	6.9	8.2
Litigation loss	0.0	0.0	2.0
Contract termination fees to related party	0.0	2.4	0.0
Exit costs	0.0	0.1	0.5
Lease termination costs	0.2	0.0	0.0

Total operating expenses	80.7	84.9	82.2

Operating income	19.3	15.1	17.8
Interest expense	(0.2)	(0.2)	(0.6)
Interest income	0.0	0.0	0.1

Income before income taxes	19.1	14.9	17.3
Income tax expense	7.3	5.8	6.9

Net income	11.8	9.1	10.4

Year Ended December 31, 2011 Compared to Year Ended December 31, 2010

Net revenue. Our net revenue for the year ended December 31, 2011 was $426.7 million, an increase of $41.1 million, or 10.7%, as compared to net revenue of $385.6 million for the year ended December 31, 2010. This increase was primarily due to increased enrollment and, to a lesser extent, increases in the average tuition per student as a result of tuition price increases and an increase in room and board and other student fees, partially offset by an increase in institutional scholarships and reduced revenue caused by our transition to BBAY from a term-based financial aid system during 2010. End-of-period enrollment increased 5.9% between December 30, 2011 and 2010, as ground enrollment increased 33.4% and online enrollment increased 3.1% over the prior year. We attribute the significant growth in our ground enrollment between years to our increasing brand recognition and the value proposition that our ground traditional campus affords to traditional-aged students and their parents. After scholarships our ground traditional students pay for tuition, room, board, and fees often half to a third of what it costs to attend a private, traditional university in another state and an amount comparable to what it costs to attend the public universities in the state of Arizona as an in-state student. We are anticipating increased pressure on new and continuing online enrollments due primarily to the increasing challenges presented in the economy, the impact of new and proposed regulations, and increased competition.

Instructional costs and services expenses. Our instructional costs and services expenses for the year ended December 31, 2011 were $194.8 million, an increase of $16.0 million, or 8.9%, as compared to instructional costs and services expenses of $178.8 million for the year ended December 31, 2010. This increase was primarily due to increases in instructional compensation and related expenses, faculty compensation, depreciation and amortization, instructional supplies and other miscellaneous instructional costs and services of $10.3 million, $5.0 million, $4.0 million, $3.7 million, and $1.1 million, respectively, partially offset by a decrease in bad debt expense and non-capitalizable system conversion costs of $4.1 million and $4.0 million, respectively. The increases in instructional and faculty compensation are primarily attributable to the increase in headcount (both staff and faculty) needed to provide student instruction and support services to support the increase in enrollments. The increase in depreciation and amortization is the result of us placing into service $70.1 million of new buildings for our ground traditional campus in the last twelve months as well as investments in technology innovation to support our students and staff. Bad debt expense decreased to $34.4 million or 8.1% of net revenues for the year ended December 31, 2011 from $38.5 million or 10.0% of net revenues for the year ended December 31, 2010 as a result of improved collections of receivables due from current students between periods due to operational improvements made during 2011 and a reduction in receivables due from former students during the second half of 2011 as a result of us moving further away from our transition to BBAY. The non-capitalizable system conversion costs were incurred in the second quarter of 2010 as we converted our back office systems to support our transition to BBAY. In connection with this conversion, we incurred $4.0 million of costs due to unanticipated delays in information processing. Our instructional costs and services expenses as a percentage of net revenue decreased by 0.8% to 45.6% for the year ended December 31, 2011, as compared to 46.4% for the year ended December 31, 2010. This decrease was a result of a decrease in bad debt expense as a percentage of net revenues from 10.0% in the year ended December 31, 2010 to 8.1% for the year ended December 31, 2011, as well as the decrease related to non-capitalizable system conversion costs. These decreases were partially offset by an increase in instructional employee compensation and related expenses as a percentage of revenue as we have hired additional staff to improve our student to staff ratios, faculty compensation as a percentage of revenue as we have seen decreases in class size as the result of increasing the number of starts, increased occupancy and depreciation expense as a percentage of revenue, and increased instructional supplies and miscellaneous instructional costs due to increased licensing fees related to educational resources, and continued improvement in curriculum development and new and enhanced innovative educational tools.

Selling and promotional expenses. Our selling and promotional expenses for the year ended December 31, 2011 were $120.0 million, an increase of $7.5 million, or 6.6%, as compared to selling and promotional expenses of $112.5 million for the year ended December 31, 2010. This increase was primarily due to increases in selling and promotional employee compensation and related expenses and advertising, partially offset by lower other selling and promotional expenses of $5.8 million, $2.5 million and $0.8 million, respectively. The increases in compensation and related expenses and advertising were driven by a continued expansion in our marketing efforts, which resulted in an increase in recruitment, marketing, and enrollment staffing especially for our ground traditional campus, partially offset by the termination of a revenue sharing arrangement in December 2010. Our selling and promotional expenses as a percentage of net revenue decreased by 1.1% to 28.1% for the year ended December 31, 2011, from 29.2% for the year ended December 31, 2010. This decrease occurred primarily due to the termination of the revenue sharing arrangement in December 2010. We plan to continue to add additional enrollment counselors in the future, although the number of additional hires as a percentage of the total headcount is expected to remain flat or decrease. Additionally, we entered into a new revenue sharing arrangement in 2011 although the amounts to be paid under this new arrangement will be less than amounts paid under the original arrangement.

General and administrative expenses. Our general and administrative expenses for the year ended December 31, 2011 were $29.0 million, an increase of $2.4 million, or 9.1%, as compared to general and administrative expenses of $26.6 million for the year ended December 31, 2010. This increase was primarily due to increases in employee compensation, share based compensation, and other general and administrative expenses of $1.6 million, $0.4 million, and $0.4 million, respectively. Employee compensation increased primarily as a result of headcount increases in departments such as accounting and human resources to support the increasing number of students and staff. Our general and administrative expenses as a percentage of net revenue decreased by 0.1% to 6.8% for the year ended December 31, 2011, from 6.9% for the year ended December 31, 2010.

Lease termination costs. In July 2011, we notified a current landlord of its intent to vacate leased space by the fourth quarter of 2011. As a result, we were required to pay a termination fee to terminate the lease resulting in $0.8 million of expense in the year ended December 31, 2011. The termination fee was paid on our behalf by our new landlord. This payment was recorded as an expense in the third quarter of 2011 with the offset being to a deferred liability. The remainder of the leasehold improvements and deferred rent from the old lease were removed in the fourth quarter of 2011 when the space was vacated.

Interest expense. Our interest expense for the year ended December 31, 2011 was $0.7 million, a decrease of $0.2 million from $0.9 million for the year ended December 31, 2010, as a higher amount of interest expense was capitalized in 2011 as compared to 2010 as a result of our continuing expansion of our ground infrastructure. Additionally, in April 2011 the loan agreement was amended to reduce the interest rate on unpaid amounts to 30-day LIBOR plus 2.00% from 30-day LIBOR plus 2.25%.

Income tax expense. Income tax expense for the year ended December 31, 2011 was $31.0 million, an increase of $8.8 million from $22.2 million for the year ended December 31, 2010. This increase was primarily attributable to increased income before income taxes. Our effective tax rate was 38.0% during the year ended December 31, 2011 compared to 38.7% during the year ended December 31, 2010.

Net income. Our net income for the year ended December 31, 2011 was $50.5 million, an increase of $15.3 million, as compared to $35.2 million for the year ended December 31, 2010, due to the factors discussed above.

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

Instructional costs and services expenses. Our instructional costs and services expenses for the year ended December 31, 2010 were $178.8 million, an increase of $76.9 million, or 75.5%, as compared to instructional costs and services expenses of $101.9 million for the year ended December 31, 2009. This increase was primarily due to increases in bad debt expense, instructional compensation and related expenses, faculty compensation, instructional supplies, non-capitalizable system conversion costs incurred as a result of our transition to BBAY, depreciation and amortization, share-based compensation, and other miscellaneous instructional costs and services of $24.5 million, $16.9 million, $13.8 million, $4.3 million, $4.0 million, $3.0 million, $1.2 million, and $9.2 million, respectively. The increase is primarily due to bad debt expense increasing to $38.5 million for the year ended December 31, 2010 from $14.0 million for the year ended December 31, 2009 as a result of an increase in net revenues and the increase in aged receivables between periods as a result of current economic conditions and the conversion to BBAY, which has caused an increase in receivables due from former students. The other increases are attributable to the increased headcount (both staff and faculty) needed to provide student instruction and support services, including increased occupancy and equipment costs for the increased headcount, to support the increase in enrollments and non-capitalizable system conversion costs of $4.0 million. Our instructional costs and services expenses as a percentage of net revenue increased by 7.5% to 46.4% for the year ended December 31, 2010, as compared to 38.9% for the year ended December 31, 2009. This increase was a result of an increase in bad debt expense as a percentage of revenue from 5.4% in the year ended December 31, 2009 to 10.0% for the year ended December 31, 2010, the non-capitalizable system conversion costs, an increase in faculty compensation as a percentage of revenue as we have seen decreases in class size as the result of increasing the number of starts during 2010 and increased instructional supplies and miscellaneous instructional costs due to increased licensing fees related to educational resources and continued improvement in curriculum development and new and enhanced innovative educational tools, partially offset by our ability to leverage the fixed cost structure of our campus-based facilities and ground faculty across an increasing revenue base.

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

General and administrative expenses. Our general and administrative expenses for the year ended December 31, 2010 were $26.6 million, an increase of $4.7 million, or 21.6%, as compared to general and administrative expenses of $21.9 million for the year ended December 31, 2009. This increase was primarily due to increases in employee compensation, increases in legal, audit and corporate insurance expenses and other general and administrative expenses of $2.5 million, $1.0 million, and $1.2 million, respectively. Employee compensation increased primarily as a result of headcount increases in departments such as accounting and human resources to support the increasing number of students and staff. Our general and administrative expenses as a percentage of net revenue decreased by 1.5% to 6.9% for the year ended December 31, 2010, from 8.4% for the year ended December 31, 2009. This decrease was primarily due to our ability to leverage our costs over an increasing revenue base.

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

Litigation loss. During the third quarter of fiscal year 2009, we recorded an accrual of $5.2 million for the estimated settlement of the qui tam lawsuit. This settlement became final in December 2010. See Item 8, Consolidated Financial Statements and Supplementary Data, and Item 3, Legal Proceedings.

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

Seasonality

Our net revenue and operating results normally fluctuate as a result of seasonal variations in our business, principally due to changes in enrollment. Student population varies as a result of new enrollments, graduations, and student attrition. The majority of our traditional ground students do not attend courses during the summer months (May through August), which affects our results for our second and third fiscal quarters. Since a significant amount of our campus costs are fixed, the lower revenue resulting from the decreased ground student enrollment has historically contributed to lower operating margins during those periods. As we increased the relative proportion of our online students during the past few years, this summer effect lessened. However, it is our intent to increase the number of ground traditional students significantly during the next few years. To accomplish this we doubled the number of ground traditional campus enrollment staff during 2011 and will significantly increase the number of ground traditional support staff in the Spring and Summer of 2012. Thus, we expect this summer effect to become even more pronounced in 2012 and thereafter. Partially offsetting this summer effect in the third quarter has been the sequential quarterly increase in enrollments that has occurred as a result of the traditional fall school start. This increase in enrollments also has occurred in the first quarter, corresponding to calendar year matriculation. In addition, we typically experience higher net revenue in the fourth quarter due to its overlap with the semester encompassing the traditional fall school start and in the first quarter due to its overlap with the first semester of the calendar year. A portion of our expenses do not vary proportionately with these fluctuations in net revenue, resulting in higher operating income in the first and fourth quarters relative to other quarters. We expect quarterly fluctuation in operating results to continue as a result of these seasonal patterns.

Liquidity, Capital Resources, and Financial Position

Liquidity. During 2011, we financed our operating activities and capital expenditures primarily through cash provided by operating activities. Our unrestricted cash, cash equivalents, and marketable securities were $21.2 million at December 31, 2011 and our restricted cash, cash equivalents and investments were $56.7 million.

During 2011, we completed construction of our 140,000 square foot basketball and entertainment arena, a new dormitory that can hold up to 500 students, a student activity center that contains a food court, a bowling alley and other services. In addition, we started construction on an Arts and Science classroom building, which will have 21 traditional classrooms, five chemistry labs, two computer labs, a simulation laboratory, and a skills laboratory, and two additional dormitories. In the Spring of 2012 we will begin construction on our first parking garage. These investments are to support our growing on-campus student population as well as enhance the brand of the University.

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

Share Repurchase Program

On August 16, 2010, our Board of Directors authorized the University to repurchase up to $25.0 million of common stock, from time to time, depending on market conditions and other considerations. On July 28, 2011, our Board of Directors authorized the University to repurchase up to an additional $25.0 million ($50.0 million total) of common stock. The expiration date on the repurchase authorization is September 30, 2012. Repurchases occur at our discretion. The 2011 repurchase authorization is an expansion of, and does not replace the 2010 purchase authorization.

Under our share purchase authorization, we may purchase shares in the open market or in privately negotiated transactions, pursuant to the applicable Securities and Exchange Commission Rules. The amount and timing of future share repurchases, if any, will be made as market and business conditions warrant.

Since the approval of the initial share repurchase plan, the University has purchased 1,657,300 shares of common stock at an aggregate cost of $23.9 million which includes 1,607,300 shares of common stock at an aggregate cost of $23.1 million during the year ended December 31, 2011. At December 31, 2011, there remains $26.1 million available under our current share repurchase authorization.

Cash Flows

Operating Activities. Net cash provided by operating activities for the year ended December 31, 2011, 2010 and 2009 was $97.1 million, $84.1 million and $61.2 million, respectively. Cash provided by operations in 2011, 2010 and 2009 resulted from our net income plus non-cash charges for provision for bad debts, depreciation and amortization, estimated settlement loss, exit costs, share-based compensation and improvement in our working capital management.

Investing Activities. Net cash used in investing activities was $84.3 million, $111.8 million, and $58.4 million for the years ended December 31, 2011, 2010, and 2009, respectively. Our cash used in investing activities is primarily related to the purchase of property and equipment, leasehold improvements, and changes in restricted cash and cash equivalents related to the qui tam settlement and collateral on our derivative instruments. Other capital expenditures were $80.5 million, $62.6 million and $60.3 million for the years ended December 31, 2011, 2010, and 2009, respectively. In 2011, capital expenditures completed consisted of a 140,000 square foot/5,000 seat basketball and entertainment arena, a student activity center that contains a food court, a bowling alley, and other student services, and a new dormitory, as well as campus improvements to support our growing on-campus student population, purchases of computer equipment, leasehold improvements, infrastructure licenses and software development costs, and office furniture and fixtures to support our increasing employee headcounts. In addition in 2011, we began construction of two new dormitories and a new Arts and Sciences classroom building, which will have 21 traditional classrooms, five chemistry labs, two computer labs, a simulation laboratory, and a skill laboratory. In 2010, capital expenditures primarily consisted of campus improvements to support our growing on-campus student population such as a new dormitory and a 55,000 square foot recreation center for both student-athletes and on-campus students as well as completion of the College of Education classroom building, purchases of computer equipment, leasehold improvements, infrastructure licenses and software development costs to facilitate our transition from Datatel to CampusVue and Great Plains, and office furniture and fixtures to support our increasing employee headcounts. In 2009, cash used in investing activities was primarily related to the acquisition of our campus land and buildings for $35.5 million. We anticipate capital expenditures to remain at levels comparable to 2011 in 2012 and 2013 to support the continued increase in students, innovative education tools and ground campus building projects.

Financing Activities. Net cash (used in) provided by financing activities was $(25.3) million, $(1.2) million, and $24.7 million for the years ended December 31, 2011, 2010, and 2009, respectively. During 2011, $23.1 million was used to purchase treasury stock in accordance with our share repurchase program and principal payments on notes payable and capital leases totaled $3.7 million. These uses of cash were partially offset by proceeds of $1.7 million from the exercise of stock options. During 2010, principal payments on notes payable and capital lease obligation and the repurchase of our common stock were partially offset by proceeds from the exercise of stock options and the excess tax benefits from share-based compensation. During 2009, the proceeds from the note payable associated with the acquisition of our ground campus and buildings and proceeds from our September 2009 offering of stock were partially offset by the repurchase of our shares from Spirit.

Contractual Obligations

The following table sets forth, as of December 31, 2011, the aggregate amounts of our significant contractual obligations and commitments with definitive payment terms due in each of the periods presented (in millions):

	September 30,	September 30,	September 30,	September 30,	September 30,
		Payments Due by Period
	Total	Less than 1 Year	2-3 Years	4-5 Years	More than 5 Years
Long term notes payable(1)	$21.6	$1.7	$3.4	$16.2	$0.3
Capital lease obligations(2)	1.1	0.5	0.6	0.0	0.0
Purchase obligations	58.7	53.8	3.4	1.5	0.0
Operating lease obligations(3)	55.1	6.4	13.7	12.9	22.1

Total contractual obligations	$136.5	$62.4	$21.1	$30.6	$22.4

(1)	See Note 6, “Notes Payable and Other Noncurrent Liabilities,” to our consolidated financial statements, included in Item 8, Consolidated Financial Statements and Supplementary Data, for a discussion of our long term notes payable and other obligations.

(2)	See Note 7, “Capital Lease Obligations,” to our consolidated financial statements, included in Item 8, Consolidated Financial Statements and Supplementary Data, for a discussion of our capital lease obligations.

(3)	See Note 8, “Commitments and Contingencies,” to our consolidated financial statements, included in Item 8, Consolidated Financial Statements and Supplementary Data, for a discussion of our operating lease obligations.

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

Non-GAAP Discussion

In addition to our GAAP results, we use Adjusted EBITDA as a supplemental measure of our operating performance and as part of our compensation determinations. Adjusted EBITDA is not required by or presented in accordance with GAAP and should not be considered as an alternative to net income, operating income, or any other performance measure derived in accordance with GAAP, or as an alternative to cash flow from operating activities or as a measure of our liquidity. See Item 6, Selected Consolidated Financial and Other Data, for a discussion of our Adjusted EBITDA computation and reconciliation.

Recent Accounting Pronouncements

See Note 2, Summary of Significant Accounting Policies, in Item 8, Consolidated Financial Statements and Supplementary Data

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk

Impact of inflation. We believe that inflation has not had a material impact on our results of operations for the years ended December 31, 2011, 2010, or 2009. There can be no assurance that future inflation will not have an adverse impact on our operating results and financial condition.

Market risk. On June 30, 2009, we entered into two derivative agreements to manage our 30-day LIBOR interest exposure from the variable rate note payable. A corridor instrument hedges our variable interest rate risk from July 1, 2009 through April 30, 2014 with a notional amount of $10.6 million as of December 31, 2011 and permits us to hedge our interest rate risk at several thresholds. Under this arrangement, in addition to the credit spread we will pay variable interest rates based on the 30-day LIBOR rates monthly until that index reaches 4%. If 30-day LIBOR is equal to 4% through 6%, we will continue to pay 4%. If the 30-day LIBOR exceeds 6%, we will pay actual 30-day LIBOR less 2%. In addition, an interest rate swap commenced on May 1, 2010, continues each month thereafter until April 30, 2014, and has a notional amount of $10.6 million as of December 31, 2011. Under this arrangement, we will receive 30-day LIBOR and pay 3.245% fixed rate on the amortizing notional amount plus the credit spread.

Except with respect to the foregoing, we have no derivative financial instruments or derivative commodity instruments. We invest cash in excess of current operating requirements in short term certificates of deposit and money market instruments in multiple financial institutions.

Interest rate risk. We manage interest rate risk through the instruments noted above and by investing excess funds in cash equivalents and AAA rated marketable securities bearing variable interest rates, which are tied to various market indices. Our future investment income may fall short of expectations due to changes in interest rates or we may suffer losses in principal if we are forced to sell securities that have declined in market value due to changes in interest rates. At December 31, 2011, a 10% increase or decrease in interest rates would not have a material impact on our future earnings, fair values, or cash flows. For information regarding our variable rate notes payable, see “Market risk” above.

Item 8.	Consolidated Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Grand Canyon Education, Inc.

We have audited the accompanying consolidated balance sheets of Grand Canyon Education, Inc. (the “Company”) as of December 31, 2011 and 2010, and the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2011. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Grand Canyon Education, Inc. at December 31, 2011 and 2010, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2011, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Grand Canyon Education, Inc.’s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 21, 2012, expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Phoenix, Arizona

February 21, 2012

Grand Canyon Education, Inc.

Consolidated Balance Sheets

	September 30,	September 30,
	As of December 31,
(In thousands, except par value)	2011	2010
ASSETS:
Current assets
Cash and cash equivalents	$21,189	$33,637
Restricted cash and cash equivalents	56,115	52,178
Accounts receivable, net of allowance for doubtful accounts of $11,706 and $30,112 at December 31, 2011 and 2010, respectively	11,815	17,983
Income taxes receivable	11,861	8,415
Deferred income taxes	3,353	16,078
Other current assets	11,081	4,834

Total current assets	115,414	133,125
Property and equipment, net	189,947	123,999
Restricted cash	555	760
Prepaid royalties	5,958	6,579
Goodwill	2,941	2,941
Deferred income taxes	—	2,800
Other assets	3,032	4,892

Total assets	$317,847	$275,096

LIABILITIES AND STOCKHOLDERS’ EQUITY:
Current liabilities
Accounts payable	$18,523	$15,693
Accrued compensation and benefits	12,229	13,633
Accrued liabilities	8,456	10,416
Accrued litigation loss	—	5,200
Income taxes payable	536	829
Student deposits	57,602	48,873
Deferred revenue	21,723	15,034
Due to related parties	227	9,471
Current portion of capital lease obligations	470	1,673
Current portion of notes payable	1,739	2,026

Total current liabilities	121,505	122,848
Capital lease obligations, less current portion	674	151
Other noncurrent liabilities	7,140	2,715
Deferred income taxes, non-current	5,334	—
Notes payable, less current portion	19,901	21,881

Total liabilities	154,554	147,595

Commitments and contingencies
Stockholders’ equity
Preferred stock, $0.01 par value, 10,000 shares authorized; 0 shares issued and outstanding at December 31, 2011 and 2010	—	—
Common stock, $0.01 par value, 100,000 shares authorized; 45,955 and 45,811 shares issued and 44,298 and 45,761 shares outstanding at December 31, 2011 and 2010, respectively	460	458
Treasury stock, at cost, 1,657 and 50 shares of common stock at December 31, 2011 and 2010, respectively	(23,894)	(782)
Additional paid-in capital	85,720	77,449
Accumulated other comprehensive loss	(360)	(445)
Accumulated earnings	101,367	50,821

Total stockholders’ equity	163,293	127,501

Total liabilities and stockholders’ equity	$317,847	$275,096

Grand Canyon Education, Inc.

Consolidated Income Statements

	September 30,	September 30,	September 30,
	Year Ended December 31,
(In thousands, except per share amounts)	2011	2010	2009
Net revenue	$426,741	$385,625	$261,902
Costs and expenses:
Instructional costs and services	194,801	178,844	101,904
Selling and promotional, including $877 in 2011; $8,777 in 2010; and $6,736 in 2009, to related parties	119,955	112,493	85,405
General and administrative	29,043	26,621	21,603
Litigation loss	—	—	5,200
Contract termination fees to related party	—	9,233	—
Lease termination costs	782	—	—
Exit costs	—	258	1,218

Total costs and expenses	344,581	327,449	215,330

Operating income	82,160	58,176	46,572
Interest expense	(720)	(889)	(1,613)
Interest income	88	168	324

Income before income taxes	81,528	57,455	45,283
Income tax expense	30,982	22,249	17,979

Net income	$50,546	$35,206	$27,304

Earnings per share:
Basic income per share	$1.13	$0.77	$0.60

Diluted income per share	$1.12	$0.76	$0.60

Basic weighted average shares outstanding	44,631	45,722	45,184

Diluted weighted average shares outstanding	45,105	46,396	45,503

The accompanying notes are an integral part of these consolidated financial statements.

Grand Canyon Education, Inc.

Consolidated Statements of Comprehensive Income

	September 30,	September 30,	September 30,
	Year Ended December 31,
(In thousands)	2011	2010	2009
Net income	$50,546	$35,206	$27,304
Other comprehensive income (loss), net of tax:
Unrealized losses on hedging derivatives	(7)	(278)	(167)
Reclassification of net loss on interest rate corridor	92	—	—
Unrealized gains (losses) on available for sale securities	—	(4)	7
Realized gains on available for sale securities	—	(19)	—

Comprehensive income	$50,631	$34,905	$27,144

The accompanying notes are an integral part of these consolidated financial statements.

Grand Canyon Education, Inc.

Consolidated Statements of Stockholders’ Equity

(In thousands)

	September 30,	September 30,	September 30,	September 30,	September 30,	September 30,	September 30,	September 30,
	Common Stock		Treasury Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated
	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Earnings (Deficit)	Total
Balance at December 31, 2008	45,465	$455	—	$—	$64,808	$16	$(11,689)	$53,590
Net income	—	—	—	—	—	—	27,304	27,304
Unrealized losses on hedging derivatives, net of taxes of $111	—	—	—	—	—	(167)	—	(167)
Unrealized gains on available for-sale securities, net of taxes of $5	—	—	—	—	—	7	—	7
Repurchase and retirement of the Company’s common stock	(909)	(9)	—	—	(14,486)	—	—	(14,495)
Stock issued in offering, net of issuance costs	1,000	10	—	—	14,870	—	—	14,880
Share-based compensation	—	—	—	—	3,419	—	—	3,419
Exercise of stock options	102	1	—	—	1,225	—	—	1,226
Excess tax benefit	—	—	—	—	264	—	—	264

Balance at December 31, 2009	45,658	457	—	—	70,100	(144)	15,615	86,028

Net income	—	—	—	—	—	—	35,206	35,206
Unrealized losses on hedging derivatives, net of taxes of $273	—	—	—	—	—	(278)	—	(278)
Unrealized losses on available for-sale securities, net of taxes of $3	—	—	—	—	—	(4)	—	(4)
Realized gains on available for-sale securities, net of taxes of $12	—	—	—	—	—	(19)	—	(19)
Common stock purchased for treasury	—	—	50	(782)	—	—	—	(782)
Share-based compensation	9	—	—	—	5,049	—	—	5,049
Exercise of stock options	144	1	—	—	1,746	—	—	1,747
Excess tax benefits	—	—	—	—	554	—	—	554

Balance at December 31, 2010	45,811	458	50	(782)	77,449	(445)	50,821	127,501

Net income	—	—	—	—	—	—	50,546	50,546
Unrealized losses on hedging derivatives, net of taxes of $3	—	—	—	—	—	(7)	—	(7)
Reclassification of loss on derivatives, net of taxes of $70	—	—	—	—	—	92	—	92
Common stock purchased for treasury	—	—	1,607	(23,112)	—	—	—	(23,112)
Share-based compensation	4	—	—	—	6,452	—	—	6,452
Exercise of stock options	140	2	—	—	1,679	—	—	1,681
Excess tax benefits	—	—	—	—	140	—	—	140

Balance at December 31, 2011	45,955	$460	1,657	$(23,894)	$85,720	$(360)	$101,367	$163,293

The accompanying notes are an integral part of these consolidated financial statements.

Grand Canyon Education, Inc.

Consolidated Statements of Cash Flows

	September 30,	September 30,	September 30,
	Year Ended December 31,
(In thousands)	2011	2010	2009
Cash flows provided by operating activities:
Net income	$50,546	$35,206	$27,304
Adjustments to reconcile net income to net cash provided by operating activities:
Share-based compensation	6,452	5,049	3,419
Excess tax benefits from share-based compensation	—	(736)	(247)
Amortization of notes payable issuance costs	80	63	42
Provision for bad debts	34,364	38,511	14,016
Depreciation and amortization	17,034	12,108	7,960
Non-capitalizable system conversion costs	—	4,013	—
Litigation loss	—	—	5,200
Exit costs	(64)	(768)	832
Lease termination fees	782	—	—
Deferred income taxes	20,794	(6,013)	(2,523)
Other	92	23	(14)
Changes in assets and liabilities:
Accounts receivable	(28,196)	(46,705)	(18,376)
Prepaid expenses and other	(6,158)	(5,536)	(1,283)
Due to/from related parties	(9,244)	9,166	(408)
Accounts payable	3,155	2,510	2,155
Accrued liabilities	(3,300)	5,013	9,313
Accrued litigation loss	(5,200)	—	—
Income taxes receivable/payable	(3,599)	(9,293)	3,929
Deferred rent	4,143	790	906
Deferred revenue	6,689	(3,021)	7,419
Student deposits	8,729	43,724	1,523

Net cash provided by operating activities	97,099	84,104	61,167

Cash flows used in investing activities:
Capital expenditures	(80,545)	(62,627)	(60,265)
Change in restricted cash and cash equivalents	(3,732)	(49,666)	1,844
Proceeds from sale or maturity of investments	—	487	—

Net cash used in investing activities	(84,277)	(111,806)	(58,421)

Cash flows (used in) provided by financing activities:
Principal payments on notes payable and capital lease obligations	(3,748)	(2,933)	(2,415)
Proceeds from notes payable and line of credit	—	—	25,547
Notes payable issuance costs	(91)	—	(317)
Repurchase of outstanding shares	(23,112)	(782)	(14,495)
Net proceeds from issuance of common stock	—	—	14,880
Net proceeds from exercise of stock options	1,681	1,747	1,226
Excess tax benefits from share-based compensation	—	736	247

Net cash (used in) provided by financing activities	(25,270)	(1,232)	24,673

Net (decrease) increase in cash and cash equivalents	(12,448)	(28,934)	27,419
Cash and cash equivalents, beginning of year	33,637	62,571	35,152

Cash and cash equivalents, end of year	$21,189	$33,637	$62,571

The accompanying notes are an integral part of these consolidated financial statements.

Grand Canyon Education, Inc.

Consolidated Statement of Cash Flows (continued)

	September 30,	September 30,	September 30,

	Year Ended December 31,
(In thousands)	2011	2010	2009
Supplemental disclosure of cash flow information
Cash paid during the year for interest	$535	$769	$1,802
Cash paid during the year for income taxes	$13,463	$37,703	$16,307
Supplemental disclosure of non-cash investing and financing activities
Purchase of equipment through notes payable and capital lease obligations	$801	$957	$2,116
Purchases of property and equipment included in accounts payable and deferred rent	$325	$4,421	$1,098
Shortfall tax expense from share-based compensation	$151	$—	$—
Tax benefit of Spirit warrant intangible	$291	$182	$—
Settlement of capital lease obligation	$—	$—	$30,020
Removal of Utah leasehold improvements	$—	$—	$274

The accompanying notes are an integral part of these consolidated financial statements.

Grand Canyon Education, Inc.

Notes to Consolidated Financial Statements

(In thousands, except per share data)

1. Nature of Business

Grand Canyon Education, Inc. (together with its subsidiaries, the “University”) was formed in Delaware in November 2003 as a limited liability company, under the name Significant Education, LLC, for the purpose of acquiring the assets of Grand Canyon University from a non-profit foundation on February 2, 2004. On August 24, 2005, the University converted from a limited liability company to a corporation and changed its name to Significant Education, Inc. On May 9, 2008, the University changed its name to Grand Canyon Education, Inc.

The University is a regionally accredited provider of postsecondary education services focused on offering graduate and undergraduate degree programs in its core disciplines of education, healthcare, business and liberal arts. The University offers courses online, at its approximately 115 acre traditional ground campus in Phoenix, Arizona and onsite at the facilities of employers. The University’s wholly-owned subsidiaries are primarily used to facilitate expansion of the University campus. The University is accredited by the Higher Learning Commission of the North Central Association of Colleges and Schools.

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

Spirit Transaction

In April 2009, the University acquired the land and buildings that comprise its ground campus and 909 shares of its common stock from Spirit Master Funding, LLC and Spirit Management Company, respectively (collectively, “Spirit”) for an aggregate purchase price of $50,000. Prior to the acquisition, the University had leased the land and buildings from Spirit, accounting for the land as an operating lease and the buildings and improvements as capital lease obligations. To finance a portion of the purchase, the University entered into a loan agreement with a financial institution pursuant which it borrowed $25,675. See Note 6, Notes Payable and Other Noncurrent Liabilities and Note 11, Equity Transactions.

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

Cash and Cash Equivalents

The University invests cash in excess of current operating requirements in short term certificates of deposit and money market instruments. The University considers all highly liquid investments with maturities of three months or less at the time of purchase to be cash equivalents.

Restricted Cash and Cash Equivalents

A significant portion of the University’s revenue is received from students who participate in government financial aid and assistance programs. Restricted cash and cash equivalents primarily represent amounts received from the federal and state governments under various student aid grant and loan programs, such as Title IV. The University receives these funds subsequent to the completion of the authorization and disbursement process and holds them for the benefit of the student. The U.S. Department of Education (“Department of Education”) requires Title IV funds collected in advance of student billings to be segregated in a separate cash or cash equivalent account until the course begins. The University records all of these amounts as a current asset in restricted cash and cash equivalents until the cash is no longer restricted, at which time such amounts are reclassified as cash and cash equivalents. The majority of these funds remain as restricted cash and cash equivalents for an average of 60 to 90 days from the date of receipt.

In addition, the University had previously classified the $5,200 that it had agreed to pay in connection with the qui tam matter that in settled in 2010 as restricted cash; this amount was paid during the second quarter of 2011 in final payment of all amounts due under the settlement agreement. In the fourth quarter of 2010, the counterparty to the University’s interest rate swap made a collateral call and the University posted $760 of pledged collateral as noncurrent restricted cash. The pledged collateral was reduced to $555 as of December 31, 2011.

Property and Equipment

Property and equipment are recorded at cost less accumulated depreciation. Depreciation is computed using the straight-line method. Normal repairs and maintenance are expensed as incurred. Expenditures that materially extend the useful life of an asset are capitalized. Construction in progress represents items not yet placed in service and are not depreciated. Internally developed software represents qualifying salary and consulting costs for time spent on developing internal use software and is included in construction in progress until its completion. The University capitalizes interest using its interest rates on the specific borrowings used to finance the improvements, which approximated 2.3% in 2011, 3.1% in 2010 and 5.4% in 2009, given the amount of the specific debt exceeded the in process value of the project at all times. Interest cost capitalized and incurred in the years ended December 31, 2011, 2010, and 2009 are as follows:

	September 30,	September 30,	September 30,
	Year Ended December 31,
	2011	2010	2009
Interest incurred	$1,233	$1,283	$1,808
Interest capitalized	513	394	195

Interest expense	$720	$889	$1,613

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

Lease Termination Fee

In July 2011, the University notified a current landlord of its intent to vacate leased space by the fourth quarter of 2011. As a result, the University was required to pay a termination fee to its landlord of $1,093, resulting in expense in 2011 of $782, which was net of remaining deferred rent on the leased space plus the disposal of the remaining leasehold improvements. This termination fee was paid on the University’s behalf by the University’s new landlord. This payment was recorded as an expense in the third quarter of 2011 with the offset being to a deferred rent liability. The deferred rent liability is being amortized into income over the new lease term. In the fourth quarter of 2011, the University exited the prior leased space.

Deferred Loan Costs

The University capitalized expenses paid to third parties from a note agreement and any subsequent modifications with a financial institution. These costs, which totaled $408, are amortized over the life of the note using the straight-line method, which approximates the effective interest method. Accumulated amortization was $180 and $105 as of December 31, 2011 and 2010, respectively.

Other Assets

During 2010, the University entered into an agreement with an affiliated entity to develop a new learning management system for use by the University. Through this agreement, the University prepaid perpetual license fees, acquired source code rights for the software developed, and prepaid maintenance and service fees for the first seven years of use for an aggregate amount of $4,900, which has been paid in full as of December 31, 2011. The University commenced utilization of this software in October 2011. Accordingly, the University has reclassified to current other assets the amount that will be amortized in the next twelve month cycle for maintenance and service fees and reclassified to property and equipment the amount that will be amortized over fifteen years for the perpetual licenses. Students are gradually being converted to the new system by program of study and the University anticipates all students to be fully transitioned by the spring of 2012.

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

Grand Canyon Education, Inc.

Notes to Consolidated Financial Statements

(In thousands, except per share data)

Prepaid Royalties

In connection with the February 2, 2004 acquisition of the assets of Grand Canyon University from a non-profit foundation, the University entered into a royalty fee arrangement with the former owner in which the University agreed to pay a stated percentage of cash revenue generated by its online programs. The University settled all future royalty obligations with the former owner in April 2008 when it finalized an agreement to pay $22,500 to the former owner. $5,920 of this payment was considered as settlement of the future royalty payment obligation and is included in the accompanying balance sheet as a component of “Prepaid Royalty” and is being amortized over a period of 20 years.

In addition, In June 2004, the University entered into a license agreement relating to the University’s use of the Ken Blanchard name for its College of Business. Under the terms of that agreement the University agreed to pay Blanchard a royalty generated on net tuition from certain programs in the University’s College of Business and to issue Blanchard shares of common stock with the actual number issued to be contingent upon the University’s achievement of stated enrollment levels in its College of Business during the term of the agreement. The fair value of the shares issued to Blanchard as part of the license agreement of $3,394 was determined at the date it became probable that shares would then be earned and then adjusted until the date the shares were earned. This amount is also included in the balance sheet as a component of “Prepaid Royalty” and is being amortized over the remaining term of the license agreement. Included in accrued liabilities is $231 and $875 at December 31, 2011 and 2010, respectively, related to the royalty arrangement.

Goodwill

Goodwill represents the excess of the cost over the fair market value of net assets acquired, including identified intangible assets. Goodwill is tested annually or more frequently if circumstances indicate potential impairment, by comparing its fair value to its carrying amount.

Share-Based Compensation

The University measures and recognizes compensation expense for share-based payment awards made to employees, consultants and directors, including employee stock options. The University calculates the fair value of share-based awards on the date of grant. The University uses the Black-Scholes-Merton option pricing model to estimate fair value. The option pricing model requires the University to estimate certain key assumptions such as expected life, volatility, risk free interest rates, and dividend yield to determine the fair value of share-based awards, based on historical information and management judgment. The University amortizes the share-based compensation expense over the period that the awards are expected to vest, net of estimated forfeiture rates. If the actual forfeitures differ from management estimates, adjustments to compensation expense are recorded. The University reports cash flows resulting from tax deductions in excess of the compensation cost realized for those options (excess tax benefits) as financing cash flows. The University reports cash flows resulting from tax deductions that are less than the compensation cost realized for those option (tax shortfalls) as a noncash transaction in the consolidated statement of cash flows.

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

As of December 31, 2011 no derivative ineffectiveness was identified. Any ineffectiveness in the University’s derivative instruments designated as hedges would be reported in interest expense in the income statement. As of December 31, 2011 $1 of credit default risk interest income was recorded in interest expense in the income statement. As of December 31, 2011, the University de-designated the corridor instrument and reclassified into earnings $92, net of tax of accumulated other comprehensive loss. At December 31, 2011, the University does not expect to reclassify any gains or losses on derivative instruments from accumulated other comprehensive income (loss) into earnings during the next 12 months.

Fair Value of Financial Instruments

The carrying value of notes payable approximate fair value based on its variable rate index. The carrying value of other notes payable and capital lease obligations approximate fair value based upon market interest rates available to the University for debt of similar risk and maturities. Derivative financial instruments are carried at fair value, determined using Level 2 of the hierarchy of valuation inputs as defined in the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“Codification”), with the use of inputs other than quoted prices that are observable for the asset or liability. See Note 9, Derivative Instruments.

The fair value of the prepaid royalty asset relating to the settlement of future royalty payment obligations to the former owner was determined using an income approach, based on management’s forecasts of revenue to be generated through its online education program using Level 3 of the hierarchy of valuation inputs. The rate utilized to discount net cash flows to their present values is 35%. This discount rate was determined after consideration of the University’s weighted average cost of capital giving effect to estimates of the University’s risk-free rate, beta coefficient, equity risk premium, small size risk premium, and company-specific risk premium.

Income Taxes

The University accounts for income taxes payable or refundable for the current year and deferred tax assets and liabilities for future tax consequences of events that have been recognized in the University’s consolidated financial statements or tax returns. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which the temporary differences are expected to be realized.

The University applies a more-likely-than-not threshold for financial statement recognition and measurement of an uncertain tax position taken or expected to be taken in a tax return. The University recognizes interest and penalties related to uncertain tax positions in income tax expense. The University has reserved approximately $543 and $388 for uncertain tax positions including interest and penalties, which is classified within accrued liabilities on the accompanying consolidated balance sheet as of December 31, 2011 and 2010, respectively.

The University has deferred tax assets, which are subject to periodic recoverability assessments. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount that more likely than not will be realized. Realization of the deferred tax assets is principally dependent upon achievement of projected future taxable income offset by deferred tax liabilities.

Commitments and Contingencies

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

Revenue Recognition

Net revenues consist primarily of tuition and fees derived from courses taught by the University online, at its traditional campus in Phoenix, Arizona, and onsite at the facilities of employers, as well as from related educational resources that the University provides to its students, such as access to online materials. Tuition revenue and most fees from related educational resources are recognized pro-rata over the applicable period of instruction, net of scholarships provided by the University. For the years ended December 31, 2011, 2010 and 2009, the University’s revenue was reduced by approximately $73,612, $55,833 and $34,155, respectively, as a result of scholarships that the University offered to students. The University maintains an institutional tuition refund policy, which provides for all or a portion of tuition to be refunded if a student withdraws during stated refund periods. Certain states in which students reside impose separate, mandatory refund policies, which override the University’s policy to the extent in conflict. If a student withdraws at a time when only a portion, or none of the tuition is refundable, then in accordance with its revenue recognition policy, the University continues to recognize the tuition that was not refunded as pro-rata over the applicable period of instruction. Since the University recognizes revenue pro-rata over the term of the course and because, under its institutional refund policy, the amount subject to refund is never greater than the amount of the revenue that has been deferred, under the University’s accounting policies revenue is not recognized with respect to amounts that could potentially be refunded. Sales tax collected from students is excluded from net revenues. Collected but unremitted sales tax is included as an accrued liability in our Consolidated Balance Sheets. The University also charges online students an upfront learning management fee, which is deferred and recognized over the average expected term of a student. Costs that are direct and incremental to new online students are also deferred and recognized ratably over the average expected term of a student. Deferred revenue and student deposits in any period represent the excess of tuition, fees, and other student payments received as compared to amounts recognized as revenue on the income statement and are reflected as current liabilities in the accompanying consolidated balance sheet. The University’s educational programs have starting and ending dates that differ from its fiscal quarters. Therefore, at the end of each fiscal quarter, a portion of revenue from these programs is not yet earned. Other revenues may be recognized as sales occur or services are performed.

Allowance for Doubtful Accounts

All students are required to select both a primary and secondary payment option with respect to amounts due to the University for tuition, fees and other expenses. The most common payment option for the University’s students is financial aid. In instances where a student selects financial aid as the primary payment option, he or she often selects personal cash as the secondary option. If a student who has selected financial aid as his or her primary payment option withdraws prior to the end of a course but after the date that the University’s institutional refund period has expired, the student will have incurred the obligation to pay the full cost of the course. If the withdrawal occurs before the date at which the student has earned 100% of his or her financial aid, the University will have a return to Title IV requirement and the student will owe the University all amounts incurred that are in excess of the amount of financial aid that the student earned and that the University is entitled to retain. In this case, the University must collect the receivable using the student’s second payment option. In instances in which the students chose to receive living expense funds as part of his or her financial aid disbursement, the University is required to return the unearned portion of these funds as well and then collect these amounts from the student.

The University records an allowance for doubtful accounts for estimated losses resulting from the inability, failure or refusal of its students to make required payments, which includes the recovery of financial aid funds advanced to a student for amounts in excess of the student’s cost of tuition and related fees. The University determines the adequacy of its allowance for doubtful accounts based on an analysis of its historical bad debt experience, current economic trends, and the aging of the accounts receivable and student status. The University

Grand Canyon Education, Inc.

Notes to Consolidated Financial Statements

(In thousands, except per share data)

applies reserves to its receivables based upon an estimate of the risk presented by the age of the receivables and student status. Historically, the University has written off accounts receivable balances at the earlier of the time the balances were deemed uncollectible, or one year after the revenue is generated. In the third quarter of 2011, the University accelerated the write off of inactive student accounts such that the accounts are written off by day 150, while maintaining its historical write off policy for active student accounts. The University continues to reflect accounts receivable with an offsetting allowance as long as management believes there is a reasonable possibility of collection. Bad debt expense is recorded as an instructional costs and services expense in the consolidated income statement.

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

Selling and Promotional

Selling and promotional expenses include salaries, benefits and share-based compensation of personnel engaged in the marketing, recruitment, and retention of students, as well as advertising costs associated with purchasing leads, hosting events and seminars, and producing marketing materials. This category also includes an allocation of depreciation, amortization, rent, and occupancy costs attributable to selling and promotional activities at the Company’s facilities in Arizona. Selling and promotional costs are expensed as incurred. Advertising costs, which include marketing leads, events, and promotional materials for the years ended December 31, 2011, 2010, and 2009 were $45,587, $35,550, and $24,820, respectively.

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

As a result of new rules adopted by the Department of Education in October 2010 and effective July 1, 2011, the University determined late in 2010 that revenue sharing arrangements like the Collaboration Agreement, and the manner in which it paid amounts under the Collaboration Agreement, would most likely no longer be permitted. Accordingly the University and Mid Streams entered into an agreement, dated December 30, 2010, pursuant to which the University agreed to pay Mind Streams an amount equal to (a) $8,500, plus (b) Mind Streams’ applicable share of any net revenue actually received by the University on or before February 28, 2011 with respect to any students recruited by Mind Streams that commenced University courses prior to November 1, 2010. In return, Mind Streams agreed to (i) accept such amounts in full and complete satisfaction of all amounts owed by the University to Mind Streams under the Collaboration Agreement, and (ii) transfer to the University a proprietary database of potential student leads. A payment of $8,500 was made in January 2011 in conjunction with this agreement, which was expensed in 2010. In the aggregate, the University has expensed $9,233 in 2010 relating to this agreement.

Leading up to the effective date of the new rules referred to above, the Department of Education made certain clarifications, which the University determined would permit collaboration agreements although on significantly different terms than the prior Mind Streams agreement. Accordingly, commencing in the third quarter of 2011, the University entered into a new Collaboration Agreement with Mind Streams that is in accordance with the requirements specified by the Department of Education and under which the university will pay a percentage of net

Grand Canyon Education, Inc.

Notes to Consolidated Financial Statements

(In thousands, except per share data)

revenue that it receives from applicants recruited by Mind Streams that matriculate at the University. Additionally in 2010, Gail Richardson, the father of Brent D. Richardson, the University’s Executive Chairman, and Christopher C. Richardson, the university’s General Counsel and a director, formed a new entity, Lifetime Learning, for the purpose of generating and selling leads to our University and other entities in the education sector. For the years ended December 31, 2011, 2010, and 2009, the University expensed approximately $877, $7,694, and $6,736, respectively, pursuant to the agreement with Lifetime Learning and the new agreement with Mind Streams, exclusive of the settlement arrangement discussed above. As of December 31, 2011 and 2010, $212, and $9,367, respectively, were due to these related parties.

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

	September 30,	September 30,	September 30,	September 30,
	Accrued Exit Costs at December 31, 2010	Exit Costs	Payments to Date	Accrued Exit Costs at December 31, 2011
Accrued exit costs	$64	$—	$(64)	$—

	Accrued Exit Costs at December 31, 2009	Exit Costs	Payments to Date	Accrued Exit Costs at December 31, 2010
Severance payments	$503	$—	$(503)	$—
Future lease payments, lease terminated in October 2010	288	107	(395)	—
Leasehold improvements and other	41	151	(128)	64

Total	$832	$258	$(1,026)	$64

	September 30,	September 30,	September 30,	September 30,
	Accrued Exit Costs at December 31, 2008	Exit Costs	Payments to Date	Accrued Exit Costs at December 31, 2009
Severance payments	$—	$615	$(112)	$503
Future lease payments, net of estimated sublease rentals	—	288	—	288
Leasehold improvements and other	—	315	(274)	41

Total	$—	$1,218	$(386)	$832

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

Recent Accounting Pronouncements

In September 2011, the Financial Accounting Standards Board (“FASB”) issued guidance that simplifies how an entity tests goodwill for impairment. The amendments permit an entity to first assess qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test. Accordingly, an entity will no longer be required to calculate the fair value of a reporting unit in the step one test unless the entity determines, based on a qualitative assessment, that it is more likely than that its fair value is less than its carrying amount. This guidance is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011, with early adoption permitted. The University adopted this qualitative approach effective January 1, 2012 and believes this will have no material impact on our financial condition, results of operations or disclosures.

The University has determined that all other recently issued accounting standards will not have a material impact on its consolidated financial statements, or do not apply to its operations.

3. Secondary Offering

In September 2009, the University completed a public offering of shares of its common stock. In the offering 6,900 shares were sold, consisting of 1,000 shares sold by the University and 5,900 shares sold by certain stockholders of the University. Total net proceeds to the University were $14,880, net of underwriting discounts and commissions and offering expenses. The University did not receive any of the proceeds from the sale of common stock sold by the selling stockholders.

Grand Canyon Education, Inc.

Notes to Consolidated Financial Statements

(In thousands, except per share data)

4. Valuation and Qualifying Accounts

	September 30,	September 30,	September 30,	September 30,
	Balance at Beginning of Year	Charged to Expense	Deductions(1)	Balance at End of Year
Allowance for doubtful accounts receivable:
Year ended December 31, 2011	$30,112	34,364	(52,770)	$11,706
Year ended December 31, 2010	$7,553	38,511	(15,952)	$30,112
Year ended December 31, 2009	$6,356	14,016	(12,819)	$7,553

(1)	Deductions represent accounts written off, net of recoveries.

5. Property and Equipment

Property and equipment consist of the following:

	September 30,	September 30,
	As of December 31,
	2011	2010
Land	$9,504	$8,282
Land improvements	1,688	1,597
Buildings	118,445	48,323
Equipment under capital leases	5,310	4,502
Leasehold improvements	17,305	11,407
Computer equipment	46,993	36,742
Furniture, fixtures and equipment	13,366	11,401
Internally developed software	7,108	3,825
Other	1,098	998
Construction in progress	9,590	21,349

	230,407	148,426
Less accumulated depreciation and amortization	(40,460)	(24,427)

Property and equipment, net	$189,947	$123,999

Depreciation and amortization expense associated with property and equipment, including assets under capital lease, totaled $16,339, $11,376, and $7,228 for the years ended December 31, 2011, 2010, and 2009, respectively.

6. Notes Payable and Other Noncurrent Liabilities

To finance a portion of the campus land and building purchase from Spirit, the University entered into a loan agreement in April 2009 with a financial institution pursuant to which it borrowed $25,675. In April 2011, the University entered into an amended and restated loan agreement with the financial institution. Under the amendment, the financial institution (a) extended the maturity date of the University’s existing loan from April 30, 2014 to March 31, 2016 and decreased the interest rate on the outstanding balance from the BBA Libor Rate plus 225 basis points to the BBA Libor Rate plus 200 basis points (all other terms of the existing loan remain the same), and (b) provided to the University a revolving line of credit in the amount of $50,000 through March 31, 2016 to be utilized for working capital, capital expenditures, share repurchases and other general corporate purposes. Indebtedness under the loan agreement is secured by all of the University’s assets. No amounts are borrowed on the line of credit as of December 31, 2011.

The note agreement contains standard covenants, including covenants that, among other things, restrict the University’s ability to incur additional indebtedness or liens; sell, assign, lease, transfer or otherwise dispose of any part of the University’s assets other than in the ordinary course of business; make investments or capital contributions to any individual or entity; enter into any consolidation, merger, or other combination, or become a partner in a partnership, a member of a joint venture, or a member of a limited liability company; acquire or purchase a business or all or substantially all of the assets of a business in an aggregate amount exceeding an amount equal to 25% of the University’s tangible net worth; and engage in any business activities substantially different

Grand Canyon Education, Inc.

Notes to Consolidated Financial Statements

(In thousands, except per share data)

from the University’s present business. In addition the loan agreement requires the University to maintain compliance with certain applicable regulatory standards, and requires the University to maintain a certain financial condition. Indebtedness under the note agreement is collateralized by the land and buildings that comprise the University’s ground campus. As of December 31, 2011, the University is in compliance with its debt covenants. Under the loan covenant computation as of December 31, 2011 $32,844 is available to be borrowed on the line of credit.

	September 30,	September 30,
	As of December 31,
	2011	2010
Notes Payable
Note payable, monthly payment of $143; interest at 30 day LIBOR plus 2.00% (2.3% at December 31, 2011) through March 31, 2016	$20,929	$22,829
Note payable; paid in September 2011	—	178
Various Gift Annuities; quarterly payments of $34 extending through 2019; interest at 10%	670	744
Equipment note; paid in December 2011	—	67
Notes payable for vehicles requiring monthly payments with interest rates ranging from 8.8% to 11.0% through March 2013	41	89

	21,640	23,907
Less: Current portion	1,739	2,026

	$19,901	$21,881

Payments due under the notes payable obligations are as follows as of December 31, 2011:

September 30,
2012	$1,739
2013	1,716
2014	1,718
2015	1,727
2016	14,489
Thereafter	251

$21,640

Long-term deferred rent included in other noncurrent liabilities as of December 31, 2011and 2010 was $6,512 and $2,029, respectively. The derivative liability for the forward interest rate swap included in other noncurrent liabilities as of December 31, 2011 and 2010 was $628 and $686, respectively.

7. Capital Lease Obligations

Capital lease obligations consist of the following:

	September 30,	September 30,
	As of December 31,
	2011	2010
Capital Lease Obligations
Capital leases for equipment (various leases extending into 2016, with implicit interest rates ranging up to 6.9%, monthly payments totaling $71 and quarterly payments totaling $242)	$1,144	$1,824

	1,144	1,824
Less: Current portion of capital lease obligations	470	1,673

	$674	$151

Payments due under future minimum lease payments under the capital lease obligations are as follows as of December 31, 2011:

September 30,
2012	$487
2013 and thereafter	714

1,201
Less: Portion representing interest	57

Present value of minimum lease payments	$1,144

Grand Canyon Education, Inc.

Notes to Consolidated Financial Statements

(In thousands, except per share data)

8. Commitments and Contingencies

Leases

The University leases certain land, buildings and equipment under non-cancelable operating leases expiring at various dates through 2023. Future minimum lease payments under operating leases due each year are as follows at December 31, 2011:

September 30,
2012	$6,419
2013	7,090
2014	6,651
2015	6,775
2016	6,080
Thereafter	22,085

Total minimum payments	$55,100

Total rent expense and related taxes and operating expenses under operating leases for the years ended December 31, 2011, 2010 and 2009 was $7,388, $5,287, and $4,541, respectively.

Legal Matters

From time to time, the University is party to various lawsuits, claims, and other legal proceedings that arise in the ordinary course of business, some of which are covered by insurance. When the University is aware of a claim or potential claim, it assesses the likelihood of any loss or exposure. If it is probable that a loss will result and the amount of the loss can be reasonably estimated, the University records a liability for the loss. If the loss is not probable or the amount of the loss cannot be reasonably estimated, the University discloses the nature of the specific claim if the likelihood of a potential loss is reasonably possible and the amount involved is material. With respect to the majority of pending litigation matters, the University’s ultimate legal and financial responsibility, if any, cannot be estimated with certainty and, in most cases, any potential losses related to those matters are not considered probable.

Upon resolution of any pending legal matters, the University may incur charges in excess of presently established reserves. Management does not believe that any such charges would, individually or in the aggregate, have a material adverse effect on the University’s financial condition, results of operations or cash flows.

Tax Reserves, Non-Income Tax Related

From time to time the University has exposure to various non-income tax related matters that arise in the ordinary course of business. At December 31, 2011 and 2010, the University has reserved approximately $49 and $92 for tax matters where its ultimate exposure is considered probable and the potential loss can be reasonably estimated. During 2009, a non-income tax related matter related to the University’s classification of its online faculty as independent contractors was resolved with the Internal Revenue Service (“IRS”) and, effective July 1, 2009, all faculty for the University have been treated as employees.

9. Derivative Instruments

On June 30, 2009, the University entered into two derivative agreements to manage its 30-day LIBOR interest exposure related to its variable rate note payable. Neither of these instruments contained financing elements. The contractual terms of the University’s derivative instruments have not been structured to ensure that net payments will be made by one party in the earlier periods and subsequently returned by the counterparty in later periods of the derivative’s term. Neither of the University’s derivative instruments have been amended or modified since their inception. The interest rate corridor required an upfront payment of $164 by the University to the counterparty solely for the time value of an out-of-the-money option contract based on the forward LIBOR rate curve at the instrument’s inception. Accordingly, the fair value of the corridor derivative asset at inception was $164. The fair value for the interest rate corridor was determined using a hypothetical derivative transaction and Level 2 of the

Grand Canyon Education, Inc.

Notes to Consolidated Financial Statements

(In thousands, except per share data)

hierarchy of valuation inputs. The fair value as of December 31, 2011 and 2010 with adjustment for credit risk was $1 and $27, respectively, and this derivative asset is included in other assets in the accompanying consolidated balance sheet. The interest rate swap instrument was an out-of-the-money option contract based on the forward LIBOR rate curve at the instrument’s inception. The fair value of the interest rate swap, with adjustment for credit risk, is a liability of $629 and $686 as of December 31, 2011 and 2010, respectively, and is included in other noncurrent liabilities in the accompanying consolidated balance sheet. These derivative instruments were designated as cash flow hedges of variable rate note payable obligations. Accordingly, the adjustment of $10 and $551 for the year ended December 31, 2011 and 2010, respectively, for the effective portion of the loss on the derivatives is included as a component of other comprehensive income, net of taxes.

The interest rate corridor instrument hedges variable interest rate risk starting July 1, 2009 through April 30, 2014 with a notional amount of $10,627 as of December 31, 2011. The corridor instrument permits the University to hedge its interest rate risk at several thresholds; the University will pay variable interest rates based on the 30-day LIBOR rates monthly until that index reaches 4%. If 30-day LIBOR is equal to 4% through 6%, the University will pay 4%. If 30-day LIBOR exceeds 6%, the University will pay actual 30-day LIBOR less 2%. This reduces the University’s exposure to potential increases in interest rates. In the fourth quarter of 2011, the University de-designated the corridor instrument and reclassified $92, net of tax of accumulated other comprehensive loss related to this instrument into earnings.

The interest rate swap commenced on May 1, 2010 and continues each month thereafter until April 30, 2014 and has a notional amount of $10,627 as of December 31, 2011. The University will receive 30-day LIBOR and pay 3.245% fixed interest on the amortizing notional amount. Therefore, the University has hedged its exposure to future variable rate cash flows through April 30, 2014. The interest rate swap is not subject to a master netting arrangement and collateral has been called by the counterparty and reflected in a restricted cash account as of December 31, 2011 and 2010 in the amount of $555 and $760, respectively.

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

	September 30,	September 30,	September 30,
	Year Ended December 31,
	2011	2010	2009
Denominator:
Basic common shares outstanding	44,631	45,722	45,184
Effect of dilutive stock options and restricted stock	474	674	319

Diluted common shares outstanding	45,105	46,396	45,503

Diluted weighted average shares outstanding exclude the incremental effect of shares that would be issued upon the assumed exercise of stock options. For the year ended December 31, 2011, 2010 and 2009, approximately 2,158, 602 and 1,571, respectively, of the University’s stock options outstanding were excluded from the calculation of diluted earnings per share as their inclusion would have been anti-dilutive. These options could be dilutive in the future.

Grand Canyon Education, Inc.

Notes to Consolidated Financial Statements

(In thousands, except per share data)

11. Equity Transactions

Preferred Stock

As of December 31, 2011 and 2010, the University had 10,000 shares of authorized but unissued and undesignated preferred stock. The University’s charter, which became effective on November 19, 2008, provides that the board of directors has authority to issue preferred stock, with voting powers, designations, preferences, and special rights, qualifications, limitation, or restrictions as permitted by law as determined by the board of directors, without stockholder approval. The board of directors may authorize the issuance of preferred stock with voting or conversion rights that could adversely affect the voting power or other rights of the holders of the common stock.

Treasury Stock

On July 28, 2011, our Board of Directors authorized the University to repurchase up to an additional $25,000 ($50,000 total) of common stock, from time to time, depending on market conditions and other considerations. The original authorization of $25,000 occurred on August 16, 2010 and the expiration date on the repurchase authorization is September 30, 2012. Repurchases occur at the University’s discretion. Repurchases may be made in the open market or in privately negotiated transactions, pursuant to the applicable Securities and Exchange Commission rules. The amount and timing of future share repurchases, if any, will be made as market and business conditions warrant. Since its approval of the share repurchase plan, the University has purchased 1,657 shares of common stock at an aggregate cost of $23,894, which includes 1,607 shares of common stock at an aggregate cost of $23,112 during the year ended December 31, 2011, which are recorded at cost in the accompanying December 31, 2011 consolidated balance sheet and statement of stockholders’ equity. At December 31, 2011, there remained $26,106 available under its current share repurchase authorization.

12. Income Taxes

The University has deferred tax assets and liabilities that reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Deferred tax assets are subject to periodic recoverability assessments. Realization of the deferred tax assets, net of deferred tax liabilities is principally dependent upon achievement of projected future taxable income. The University has no valuation allowance at December 31, 2011 and 2010.

The components of income tax expense (benefit) are as follows:

	September 30,	September 30,	September 30,
	Year Ended December 31,
	2011	2010	2009
Current:
Federal	$7,441	$22,522	$16,587
State	2,737	5,163	3,515

	10,178	27,685	20,102

Deferred:
Federal	18,125	(2,956)	(1,498)
State	2,679	(2,480)	(625)

	20,804	(5,436)	(2,123)

	$30,982	$22,249	$17,979

Grand Canyon Education, Inc.

Notes to Consolidated Financial Statements

(In thousands, except per share data)

A reconciliation of income tax computed at the U.S. statutory rate to the effective income tax rate is as follows:

	September 30,	September 30,	September 30,
	Year Ended December 31,
	2011	2010	2009
Statutory U.S. federal income tax rate	35.0%	35.0%	35.0%
State income taxes, net of federal tax benefit	5.5	5.6	5.2
State tax credits, net of federal effect	(1.2)	(1.7)	(1.5)
Non deductible expenses	0.2	0.4	(0.1)
Other	(1.5)	(0.6)	1.1

Effective income tax rate	38.0%	38.7%	39.7%

Significant components of the Company’s deferred income tax assets and liabilities are as follows:

	September 30,	September 30,
	As of December 31,
	2011	2010

Current deferred tax asset (liability):
Accounts receivable allowance for doubtful accounts	$4,638	$14,713
State taxes	(764)	(1,512)
Estimated litigation loss	76	2,275
Other	(597)	602

Current deferred tax asset	3,353	16,078

Non-current deferred tax asset (liability):
Depreciation and leases	(18,763)	(7,719)
Share-based compensation	6,664	4,561
Deferred rent	2,353	543
Intangibles	4,121	4,977
Other	291	438

Non-current deferred tax (liability) asset	(5,334)	2,800

Net deferred tax (liability) asset	$(1,981)	$18,878

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

The reconciliation of the beginning and ending balance of unrecognized tax benefits at December 31 is as follows:

	September 30,	September 30,
	2011	2010
Unrecognized tax benefits, beginning of year	$604	$1,066
Tax positions taken during the current year
Increases	—	34
Decreases	—	—
Tax positions taken during a prior year
Increases	1,628	235
Decreases	(304)	(505)
Decreases for settlements during the period	(937)	(226)
Reductions for lapses of applicable statute of limitations	(146)	—

Unrecognized tax benefits, end of year	$845	$604

As of December 31, 2011 and 2010, the unrecognized tax benefit recorded of $543 and $388, respectively, if reversed, would impact the effective tax rate. During the years ended December 31, 2011, 2010, and 2009, the University recognized approximately $123, $80 and $52, respectively, in interest and penalties. At December 31, 2011 and 2010, the University had accrued $121 and $160, respectively, in interest and $0 and $30, respectively, in penalties. It is reasonably possible that the amount of the unrecognized tax benefit will change during the next 12 months, however management does not expect the potential change to have a material effect on the results of operations or financial position.

Grand Canyon Education, Inc.

Notes to Consolidated Financial Statements

(In thousands, except per share data)

The University’s uncertain tax positions are related to tax years that remain subject to examination by tax authorities. As of December 31, 2011, the earliest tax year still subject to examination for federal and state purposes is 2008 and 2005, respectively. During 2008, the IRS commenced an examination of the University’s 2005 income tax return and subsequently opened 2006 for examination. The University finalized the federal income tax audits of 2005 and 2006 and as a result of the audit findings, paid $67 and $20 in tax and interest, respectively, for 2005 and $159 and $31 in tax and interest, respectively, for 2006 during 2010.

13. Regulatory

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

To participate in the Title IV programs, an institution must be authorized to offer its programs of instruction by the relevant agency of the state in which it is located, accredited by an accrediting agency recognized by the Department of Education and certified as eligible by the Department of Education. The Department of Education will certify an institution to participate in the Title IV programs only after the institution has demonstrated compliance with the Higher Education Act and the Department of Education’s extensive regulations regarding institutional eligibility. An institution must also demonstrate its compliance to the Department of Education on an ongoing basis. Following the Department of Education’s review of the change in control application the University filed in January 2011 in connection the termination of the voting agreements in January 2011, the Department of Education provisionally certified the University to participate in Title IV programs through 2013. As of December 31, 2011, management believes the University is in compliance with the applicable regulations in all material respects.

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

In connection with its administration of the Title IV federal student financial aid programs, the Department of Education periodically conducts program reviews at selected schools that receive Title IV funds. In July 2010, the Department of Education initiated a program review of the University covering the 2008-2009 and 2009-2010 award years. As part of this program review, a Department of Education program review team conducted a site visit on the University’s campus in July 2010 and reviewed, and in some cases requested further information regarding, the University’s records, practices and policies relating to, among other things, financial aid, enrollment, enrollment counselor compensation, program eligibility and other Title IV compliance matters. Upon the conclusion of the site visit, the University was informed by the program review team that it would (i) conduct further review of the University’s documents and records offsite, (ii) upon completion of such review, schedule a formal exit interview to be followed by a preliminary program review report in which any preliminary findings of non-compliance would be presented, and (iii) conclude the review by issuance of a final program review determination letter.

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

Grand Canyon Education, Inc.

Notes to Consolidated Financial Statements

(In thousands, except per share data)

While the University never received a formal exit interview, which it had understood to be the typical step prior to the Department of Education’s issuance of a preliminary program review report, on August 24, 2011, the University received from the Department of Education a written preliminary program review report that included five findings, two of which involve individual student-specific errors concerning the monitoring of satisfactory academic progress for two students and the certification of one student’s Federal Family Educational Loan as an unsubsidized Stafford loan rather than a subsidized Stafford loan. The other three findings address the incentive compensation issue, the gainful employment issue and one additional issue not previously raised with the University, as follows:

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

•

Gainful employment issue. The preliminary program review report sets forth the Department of Education’s position that the University’s Bachelor of Arts in Interdisciplinary Studies program was not an eligible program under Title IV because it did not provide students with training to prepare them for gainful employment in a recognized occupation. This “gainful employment” standard has been a requirement for Title IV eligibility for programs offered at proprietary institutions of higher education such as the University although, pursuant to legislation passed in 2008 and effective as of July 1, 2010, this requirement no longer applies to designated liberal arts programs offered by the University and certain other institutions that have held accreditation by a regional accrediting agency since a date on or before October 1, 2007 (we have held a regional accreditation since 1968). The University believes that its Interdisciplinary Studies program, which it first offered in Fall 2007 in response to a request by one of our employer-partners, was an eligible program under the “gainful employment” standard in effect prior to July 1, 2010 and intend to continue to communicate with the Department of Education to resolve the matter.

•

Inadequate procedures related to non-passing grades. The preliminary program review report sets forth the Department of Education’s position that, during the period under review and prior to the time the University converted from a term-based financial aid system to a non-term, borrower-based financial aid system in mid-2010, the University failed to have an accurate system to determine if students with non-passing grades for a term had no documented attendance for the term or should have been treated as unofficial withdrawals for the term, thereby potentially requiring the University to return all or a portion of the Title IV monies previously received with respect to such students. Although the University is confident in the legal sufficiency of its policies that were in place during the period under review, it is currently in discussions with the Department of Education regarding this finding. As part of the process of reviewing and responding to this finding, the Department of Education has requested that the University conduct a further review of student files and provide additional information to the Department of Education following the completion of such review.

Grand Canyon Education, Inc.

Notes to Consolidated Financial Statements

(In thousands, except per share data)

The University cannot presently predict whether or if further information requests will be made, how the foregoing issues will be resolved, when the final program review determination letter will be issued, or when the program review will be closed. At this time, the Department of Education has not specified the amount of any potential penalties, and the University has not accrued any amounts in connection with the program review. The University’s policies and procedures are planned and implemented to comply with the applicable standards and regulations under Title IV and it is committed to resolving any issues of non-compliance identified in the final program review determination letter and ensuring that it operates in compliance with all Department of Education requirements. If the Department of Education were to make significant findings of non-compliance in the final program review determination letter, then, after exhausting any administrative appeals available to the University, it could be required to pay a fine, return Title IV monies previously received, or be subjected to other administrative sanctions. While it cannot currently predict the final outcome of the Department of Education review, any such final adverse finding could damage the University’s reputation in the industry and have a material adverse effect on its business, results of operations, cash flows and financial position.

14. Share-Based Compensation Plans

Adoption of Equity Plans

On September 27, 2008 the University’s shareholders approved the adoption of the 2008 Equity Incentive Plan (“Incentive Plan”) and the 2008 Employee Stock Purchase (“ESPP”). A total of 4,200 shares of the University’s common stock was originally authorized for issuance under the Incentive Plan. On January 1 of each subsequent year in accordance with the terms of the Incentive Plan, the number of shares authorized for issuance under the Incentive Plan automatically increased by 2.5% of the number of shares of common stock issued and outstanding on December 31, raising the total number of shares of common stock authorized for issuance under the Incentive Plan to 8,729 shares effective January 1, 2012. Although the ESPP has not yet been implemented, a total of 1,050 shares of the University’s common stock have been authorized for sale under the ESPP.

Incentive Plan

During 2011 and 2010, the University granted time vested options to purchase shares of common stock with an exercise price equal to the fair market value on the date of grant. The time vested options will vest ratably over a period of five years for employees and will expire ten years from the date of grant.

A summary of the activity related to stock options granted under the University’s Incentive Plan is as follows:

	September 30,	September 30,	September 30,	September 30,
	Summary of Stock Options Outstanding
	Total Shares	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value ($)(1)
Outstanding as of December 31, 2008	3,247	$12.00
Granted	218	16.65
Exercised	(102)	12.00
Forfeited, canceled or expired	(13)	12.00

Outstanding as of December 31, 2009	3,350	12.30

Granted	922	21.29
Exercised	(144)	12.12
Forfeited, canceled or expired	(102)	17.45

Outstanding as of December 31, 2010	4,026	$14.24

Granted	1,250	15.34
Exercised	(140)	12.00
Forfeited, canceled or expired	(172)	17.29

Outstanding as of December 31, 2011	4,964	$14.47	7.67	$7,396

Exercisable as of December 31, 2011	2,092	$12.90	7.01	$6,403

Available for issuance as of December 31, 2011	2,094

(1)	Aggregate intrinsic value represents the value of the University’s closing stock price on December 31, 2011 ($15.96) in excess of the exercise price multiplied by the number of options outstanding or exercisable.

Grand Canyon Education, Inc.

Notes to Consolidated Financial Statements

(In thousands, except per share data)

As of December 31, 2011, there was approximately $18,000 of total unrecognized share-based compensation cost, net of estimated forfeitures, related to unvested stock options. These costs are expected to be recognized over a weighted average period of 2.1 years.

The following table summarizes information related to stock options exercised for year ended December 31, 2011, 2010 and 2009:

	September 30,	September 30,	September 30,
	2011	2010	2009
Amounts related to options exercised:
Intrinsic value realized by optionee	$403	$1,407	$656
Actual tax benefit realized by the University for tax deductions	$161	$563	$262

Cash received from stock option exercises during fiscal year 2011, 2010 and 2009 totaled approximately $1,681, $1,747 and $1,226, respectively.

Share-based Compensation Expense

The table below outlines share-based compensation expense for the fiscal years ended December 31, 2011, 2010 and 2009 related to restricted stock and stock options granted:

	September 30,	September 30,	September 30,
	2011	2010	2009
Instructional costs and services	$2,935	$2,034	$771
Selling and promotional	297	233	116
General and administrative	3,220	2,782	2,532

Share-based compensation expense included in operating expenses	6,452	5,049	3,419
Tax effect of share-based compensation	(2,581)	(2,020)	(1,368)

Share-based compensation expense, net of tax	$3,871	$3,029	$2,051

Share-based Compensation Expense Assumptions

Fair Value. The University uses the Black-Scholes-Merton option pricing model to estimate the fair value of the University’s options as of the grant dates using the following weighted average assumptions:

	September 30,	September 30,	September 30,
Year Ended December 31,	2011	2010	2009
Weighted average fair value	$6.98	$10.74	$7.99
Expected volatility	41.85%	47.50%	47.46%
Expected life (years)	6.50	6.50	6.47
Risk-free interest rate	2.58%	2.87%	2.81%
Dividend yield	0%	0%	0%

Expected Volatility. As the University’s stock had not been publicly traded prior to November 2008, the expected volatility assumption for the years ended December 31, 2010 and 2009 reflects an average of volatilities of the University’s peer group of public education companies with a period equal to the expected life of the options. Beginning on January 1, 2011, the University believes that the use of Grand Canyon Education, Inc.’s historical stock price provides a more accurate estimate of expected volatility and, consequently, a better estimate of fair value of the University’s stock options. Therefore, the expected volatility assumption for the year ended December 31, 2011 is based upon the University’s historical stock price. This change in estimate did not have a material impact on the University’s operating income, net income or net income per common share.

Expected Life (years). The University continues to use the simplified method to estimate the expected term of stock options under certain circumstances. The simplified method for estimating expected term is to use the mid-point between the vesting term and the contractual term of the share option. The University has analyzed the circumstances in which the use of the simplified method is allowed. The University has elected to use the simplified method for options granted in fiscal year 2011, 2010, and 2009 because the University does not have historical exercise data to estimate expected term due to the limited time period its shares have been publicly traded.

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

Restricted Stock Grants

On March 3, 2009, the University granted 1,307 shares of common stock with a fair value of $15.30 per share, to certain members of the University’s board of directors. The restricted shares have voting rights and vested on March 3, 2010. On May 19, 2009, the University granted 2,491 shares of common stock with a fair value of $14.05 per share, to certain members of the University’s board of directors. The restricted shares have voting rights and vested immediately prior to the 2010 annual stockholders’ meeting. On November 10, 2009, the University granted 1,141 shares of common stock with a fair value of $17.54 per share, to a member of the University’s board of directors. The restricted shares have voting rights and vested on November 10, 2010. On May 18, 2010, the University granted 1,391 shares of common stock with a fair value of $25.16 per share, to certain members of the University’s board of directors. The restricted shares have voting rights and vest on the earlier of May 18, 2011 or immediately prior to the 2011 annual stockholders meeting. On May 18, 2011, the University granted 2,608 shares of common stock with a fair value of $13.42 per share, to certain members of the University’s board of directors. The restricted shares have voting rights and vest on the earlier of May 18, 2012 or immediately prior to the 2012 annual stockholders meeting.

A summary of the activity related to restricted and unrestricted stock granted under the University’s Incentive Plan is as follows:

	September 30,	September 30,
	Total Shares	Weighted Average Grant Date Fair Value per Share
Outstanding as of December 31, 2008	109	$12.00
Granted	9	14.88
Vested
Forfeited, canceled or expired	—

Outstanding as of December 31, 2009	118	12.21

Granted	4	25.16
Vested	9	14.88
Forfeited, canceled or expired	—

Outstanding as of December 31, 2010	122	$12.66

Granted	8	13.42
Vested	4	25.16
Forfeited, canceled or expired	3	13.42

Outstanding as of December 31, 2011	127	$12.69

Vested as of December 31, 2011	122	$12.66

Grand Canyon Education, Inc.

Notes to Consolidated Financial Statements

(In thousands, except per share data)

401(k) Plan

The University has established a 401(k) Defined Contribution Benefit Plan (the “Plan”). The Plan provides eligible employees, upon date of hire, with an opportunity to make tax-deferred contributions into a long-term investment and savings program. All employees over the age of 21 are eligible to participate in the plan. The Plan allows eligible employees to contribute to the Plan subject to Internal Revenue Code restrictions and the Plan allows the University to make discretionary matching contributions. The University made discretionary matching contributions to the plan of $925, $745 and $522 for the years ended December 31, 2011, 2010 and 2009, respectively.

15. Related Party Transactions

Related party transactions include transactions between the University and certain of its shareholders and affiliates. The following transactions were in the normal course of operations and were measured at the exchange amount, which is the amount of consideration established and agreed to by the parties.

As of and for the years ended December 31, 2011, 2010, and 2009, related party transactions consisted of the following:

Shareholders

Vergo Marketing (“Vergo”) — A member of Vergo is related to the Executive Chairman and Director of the University. Vergo provided marketing services totaling $80 and $249 in the years ended December 31, 2011, and 2010, respectively, of which $8 and $44 amounts were owed at December 31, 2011, and 2010, respectively.

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

Grand Canyon Education, Inc.

Notes to Consolidated Financial Statements

(In thousands, except per share data)

16. Quarterly Results of Operations (Unaudited)

The following table summarizes the unaudited quarterly results of operations for 2011 and 2010 and should be read in conjunction with other information included in the accompanying consolidated financial statements.

	September 30,	September 30,	September 30,	September 30,
	2011
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Net revenue	$101,709	$103,118	$108,909	$113,005
Costs and expenses:
Instructional costs and services	48,875	46,354	48,933	50,639
Selling and promotional	29,832	27,709	31,248	31,166
General and administrative	6,832	7,038	7,145	8,028
Lease termination costs	—	—	922	(140)

Total costs and expenses	85,539	81,101	88,248	89,693

Operating income	16,170	22,017	20,661	23,312
Net interest expense	(75)	(3)	(150)	(404)

Income before income taxes	16,095	22,014	20,511	22,908
Income tax expense	6,614	9,141	7,643	7,584

Net income	$9,481	$12,873	$12,868	$15,324

Earnings per share:
Basic income per share(1)	$0.21	$0.29	$0.29	$0.35

Diluted income per share(1)	$0.21	$0.29	$0.29	$0.34

Basic weighted average shares outstanding	45,590	44,658	44,302	44,317

Diluted weighted average shares outstanding	46,089	45,018	44,787	44,868

(1)	The sum of quarterly income per share may not equal annual income per share due to rounding.

	September 30,	September 30,	September 30,	September 30,
	2010
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Net revenue	$89,326	$97,322	$98,946	$100,031
Costs and expenses:
Instructional costs and services	36,660	51,032	45,717	45,435
Selling and promotional	26,876	28,976	28,103	28,538
General and administrative	6,104	6,176	6,608	7,733
Contract termination fees with a related party	—	—	—	9,233
Exit costs	89	116	27	26

Total costs and expenses	69,729	86,300	80,455	90,965

Operating income	19,597	11,022	18,491	9,066
Net interest expense	(283)	(125)	(143)	(170)

Income before income taxes	19,314	10,897	18,348	8,896
Income tax expense	7,834	4,163	7,606	2,646

Net income	$11,480	$6,734	$10,742	$6,250

Earnings per share:
Basic income per share(1)	$0.25	$0.15	$0.23	$0.14

Diluted income per share(1)	$0.25	$0.14	$0.23	$0.13

Basic weighted average shares outstanding	45,674	45,724	45,746	45,743

Diluted weighted average shares outstanding	46,325	46,557	46,351	46,346

(1)	The sum of quarterly income per share may not equal annual income per share due to rounding.

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

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

Under the supervision and with the participation of our management, including our Principal Executive Officer and Principal Financial Officer, an evaluation was performed on the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) promulgated under the Exchange Act), as of the end of the period covered by this annual report. Based on that evaluation, our management, including the Principal Executive. Officer and Principal Financial Officer, concluded that our disclosure controls and procedures were effective as of December 31, 2011.

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

Management’s Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining effective internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external purposes in accordance with generally accepted accounting principles (“GAAP”).

Our internal control over financial reporting includes those policies and procedures that:

(i)	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets;

(ii)	provide reasonable assurance that transactions are recorded as necessary to permit preparation of consolidated financial statements in accordance with GAAP, and that receipts and expenditures are being made only in accordance with authorizations of our management and directors; and

(iii)	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of our assets that could have a material effect on the consolidated financial statements.

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

Management performed an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2011, utilizing the criteria described in the “Internal Control-Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. The objective of this assessment was to determine whether our internal control over financial reporting was effective as of December 31, 2011. Based on its assessment, management believes that, as of December 31, 2011, the Company’s internal control over financial reporting is effective.

The effectiveness of our internal control over financial reporting has been audited by, Ernst & Young LLP, an independent registered public accounting firm, as stated in their attestation report which is included herein.

Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting

The Board of Directors and Stockholders of Grand Canyon Education, Inc.:

We have audited Grand Canyon Education, Inc.’s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Grand Canyon Education, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of consolidated financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the consolidated financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, Grand Canyon Education, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the accompanying consolidated balance sheets of Grand Canyon Education, Inc. as of December 31, 2011 and 2010, and the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2011 and our report dated February 21, 2012 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Phoenix, Arizona

February 21, 2012

Changes in Internal Control Over Financial Reporting

In our Quarterly Report on Form 10-Q for the quarter ended September 30, 2011, management concluded that our internal control over financial reporting was ineffective as a result of a material weakness with respect to our calculation of the allowance for doubtful accounts, as initially disclosed in Amendment No. 1 to our Annual Report on Form 10-K for the year ended December 31, 2010. Management has dedicated significant resources to correct the methodology relating to the calculation of our allowance for doubtful accounts and to ensure that we take proper steps to improve our internal controls and remedy our material weakness in our internal control over financial reporting and disclosure controls. Management has implemented effective control policies and procedures and remediated the underlying control deficiencies by taking the following actions:

•	conducted a full review of our methodology for estimating the allowance for doubtful accounts

•	established controls and procedures adequate to timely identify changes to the composition of our accounts receivable

•	established controls and procedures to enhance our ability to monitor collection trends.

Management believes that the actions described above remediated the identified material weakness and strengthened our internal control over financial reporting in the fourth quarter of 2011.

Further, we believe that, as a result of management’s in-depth review of its accounting processes and the additional procedures management has implemented, there are no material inaccuracies or omissions of material fact in this Form 10-K and, to the best of our knowledge, we believe that the financial statements in this Form 10-K fairly present in all material aspects the financial condition, results of operations and cash flows of the Company in conformity with GAAP.

As of December 31, 2011, management has determined that the material weakness identified in 2011 has been remediated.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Information relating to our Board of Directors, Executive Officers, and Corporate Governance required by this item appears in the sections entitled “Corporate Governance and Board Matters” and “Proposal No. 1: Election of Directors” in our 2012 proxy statement, to be filed within 120 days of our fiscal year end (December 31, 2011) and such information is incorporated herein by reference.

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

Information relating to this item appears in the section entitled “Executive Compensation” in our 2012 proxy statement, to be filed within 120 days of our fiscal year end (December 31, 2011) and such information is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information relating to this item appears in the sections entitled “Executive Compensation” and “Beneficial Ownership of Common Stock” in our 2012 proxy statement, to be filed within 120 days of our fiscal year end (December 31, 2011) and such information is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Information relating to this item appears in the sections entitled “Corporate Governance and Board Matters — Director Independence” and “Certain Relationships and Related Party Transactions” in our 2012 proxy statement, to be filed within 120 days of our fiscal year end (December 31, 2011) and such information is incorporated herein by reference.

Item 14.	Principal Accounting Fees and Services

Information relating to this item appears in the section entitled “Ratification of Independent Registered Public Accounting Firm — Fees” in our 2012 our proxy statement, to be filed within 120 days of our fiscal year end (December 31, 2011) and such information is incorporated herein by reference.

PART IV

Item 15.	Exhibits, Consolidated Financial Statement Schedules

(a) The following documents are filed as part of this Annual Report on Form 10-K:

1.	Consolidated Financial Statements filed as part of this report

2.	Consolidated Financial Statement Schedules:

Schedules are omitted because they are not required, or because the information required is included in the Consolidated Financial Statements and Notes thereto.

3.	Exhibits

Number	Description	Method of Filing

3.1	Amended and Restated Certificate of Incorporation	Incorporated by reference to Exhibit 3.1 to Amendment No. 6 to the University’s Registration Statement on Form S-1 filed with the SEC on November 12, 2008.

3.2	Second Amended and Restated Bylaws	Incorporated by reference to Exhibit 3.1 to the University’s Current Report on Form 8-K filed with the SEC on August 2, 2010.

4.1	Specimen of Stock Certificate	Incorporated by reference to Exhibit 4.1 to Amendment No. 2 to the University’s Registration Statement on Form S-1 filed with the SEC on September 29, 2008.

10.1	Amended and Restated Executive Employment Agreement, dated September 10, 2008, by and between Grand Canyon Education, Inc. and Brent Richardson†	Incorporated by reference to Exhibit 10.1 to Amendment No. 2 to the University’s Registration Statement on Form S-1 filed with the SEC on September 29, 2008.

10.2	Amended and Restated Executive Employment Agreement, dated September 10, 2008, by and between Grand Canyon Education, Inc. and Christopher Richardson†	Incorporated by reference to Exhibit 10.2 to Amendment No. 2 to the University’s Registration Statement on Form S-1 filed with the SEC on September 29, 2008.

10.3	Executive Employment Agreement, dated September 1, 2008, by and between Grand Canyon Education, Inc. and Kathy Player†	Incorporated by reference to Exhibit 10.1 to the University’s Current Report on Form 8-K filed with the SEC on March 25, 2009.

Number	Description	Method of Filing

10.4	2008 Equity Incentive Plan, as amended†	Incorporated by reference to Exhibit 10.1 to the University’s Quarterly Report on Form 10-Q filed with the SEC on November 14, 2011.

10.5	2008 Employee Stock Purchase Plan†	Incorporated by reference to Exhibit 10.5 to Amendment No. 2 to the University’s Registration Statement on Form S-1 filed with the SEC on September 29, 2008.

10.10	Executive Employment Agreement, dated June 25, 2008, by and between Grand Canyon Education, Inc. and Daniel E. Bachus†	Incorporated by reference to Exhibit 10.19 to Amendment No. 1 to the University’s Registration Statement on Form S-1 filed with the SEC on August 13, 2008.

10.11	Executive Employment Agreement, dated June 25, 2008, by and between Grand Canyon Education, Inc. and Brian E. Mueller†	Incorporated by reference to Exhibit 10.20 to Amendment No. 1 to the University’s Registration Statement on Form S-1 filed with the SEC on August 13, 2008.

10.12	Executive Employment Agreement, dated June 25, 2008, by and between Grand Canyon Education, Inc. and W. Stan Meyer†	Incorporated by reference to Exhibit 10.21 to Amendment No. 1 to the University’s Registration Statement on Form S-1 filed with the SEC on August 13, 2008.

10.13	Form of Director and Officer Indemnity Agreement	Incorporated by reference to Exhibit 10.21 to Amendment No. 2 to the University’s Registration Statement on Form S-1 filed with the SEC on September 29, 2008.

10.14	Purchase and Sale Agreement, dated April 27, 2009, by and among Grand Canyon Education, Inc., Spirit Master Funding, LLC, and Spirit Management Company	Incorporated by reference to Exhibit 10.1 to the University’s Quarterly Report on Form 10-Q filed with the SEC on August 3, 2009.

10.15	Amended and Restated Loan Agreement, dated April 8, 2011 by and between Grand Canyon Education, Inc. and Bank of America, N.A.	Incorporated by reference to Exhibit 10.1 to the University’s Quarterly Report on Form 10-Q filed with the SEC on May 9, 2011.

10.16	Employment Agreement, dated September 16, 2009, by and between Grand Canyon Education, Inc. and Joseph N. Mildenhall†	Incorporated by reference to Exhibit 10.1 to the University’s Quarterly Report on Form 10-Q filed with the SEC on November 4, 2009.

21.0	Subsidiaries of Grand Canyon Education, Inc.	Filed herewith.

23.1	Consent of Independent Registered Public Accounting Firm	Filed herewith.

24.1	Power of Attorney	Filed herewith (on signature page)

31.1	Certification of the Chief Executive Officer Pursuant to Rule 13a-14(a) and 15d-14(a) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith.

31.2	Certification of the Chief Financial Officer Pursuant to Rule 13a-14(a) and 15d-14(a) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith.

Number	Description	Method of Filing

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002††	Filed herewith.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002††	Filed herewith.

Significant Education, LLC is the predecessor to Significant Education, Inc., which is the former name of Grand Canyon Education, Inc.

†	Indicates a management contract or any compensatory plan, contract or arrangement.

††	This certification is being furnished solely to accompany this report pursuant to 18 U.S.C. Section 1350, and is not being filed for purposes of Section 18 of the Exchange Act, and is not to be incorporated by reference into any filings of the University, whether made before or after the date hereof, regardless of any general incorporation language in such filing.

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

Signature	Title	Date

/s/ Brian E. Mueller	Chief Executive Officer and Director	February 21, 2012
Brian E. Mueller	(Principal Executive Officer)

/s/ Daniel E. Bachus	Chief Financial Officer	February 21, 2012
Daniel E. Bachus	(Principal Financial Officer and Principal Accounting Officer)

/s/ Brent D. Richardson	Executive Chairman	February 21, 2012
Brent D. Richardson

/s/ Christopher C. Richardson	Director	February 21, 2012
Christopher C. Richardson

/s/ David J. Johnson	Director	February 21, 2012
David J. Johnson

/s/ Jack A. Henry	Director	February 21, 2012
Jack A. Henry

/s/ Bradley A. Casper	Director	February 21, 2012
Bradley A. Casper

/s/ D. Mark Dorman	Director	February 21, 2012
D. Mark Dorman

/s/ Chad N. Heath	Director	February 21, 2012
Chad N. Heath

EXHIBIT INDEX

Number	Description	Method of Filing

3.1	Amended and Restated Certificate of Incorporation	Incorporated by reference to Exhibit 3.1 to Amendment No. 6 to the University’s Registration Statement on Form S-1 filed with the SEC on November 12, 2008.

3.2	Second Amended and Restated Bylaws	Incorporated by reference to Exhibit 3.1 to the University’s Current Report on Form 8-K filed with the SEC on August 2, 2010.

4.1	Specimen of Stock Certificate	Incorporated by reference to Exhibit 4.1 to Amendment No. 2 to the University’s Registration Statement on Form S-1 filed with the SEC on September 29, 2008.

10.1	Amended and Restated Executive Employment Agreement, dated September 10, 2008, by and between Grand Canyon Education, Inc. and Brent Richardson†	Incorporated by reference to Exhibit 10.1 to Amendment No. 2 to the University’s Registration Statement on Form S-1 filed with the SEC on September 29, 2008.

10.2	Amended and Restated Executive Employment Agreement, dated September 10, 2008, by and between Grand Canyon Education, Inc. and Christopher Richardson†	Incorporated by reference to Exhibit 10.2 to Amendment No. 2 to the University’s Registration Statement on Form S-1 filed with the SEC on September 29, 2008.

10.3	Executive Employment Agreement, dated September 1, 2008, by and between Grand Canyon Education, Inc. and Kathy Player†	Incorporated by reference to Exhibit 10.1 to the University’s Current Report on Form 8-K filed with the SEC on March 25, 2009.

10.4	2008 Equity Incentive Plan, as amended†	Incorporated by reference to Exhibit 10.1 to the University’s Quarterly Report on Form 10-Q filed with the SEC on November 14, 2011

10.5	2008 Employee Stock Purchase Plan†	Incorporated by reference to Exhibit 10.5 to Amendment No. 2 to the University’s Registration Statement on Form S-1 filed with the SEC on September 29, 2008.

10.10	Executive Employment Agreement, dated June 25, 2008, by and between Grand Canyon Education, Inc. and Daniel E. Bachus†	Incorporated by reference to Exhibit 10.19 to Amendment No. 1 to the University’s Registration Statement on Form S-1 filed with the SEC on August 13, 2008.

10.11	Executive Employment Agreement, dated June 25, 2008, by and between Grand Canyon Education, Inc. and Brian E. Mueller†	Incorporated by reference to Exhibit 10.20 to Amendment No. 1 to the University’s Registration Statement on Form S-1 filed with the SEC on August 13, 2008.

10.12	Executive Employment Agreement, dated June 25, 2008, by and between Grand Canyon Education, Inc. and W. Stan Meyer†	Incorporated by reference to Exhibit 10.21 to Amendment No. 1 to the University’s Registration Statement on Form S-1 filed with the SEC on August 13, 2008.

10.13	Form of Director and Officer Indemnity Agreement	Incorporated by reference to Exhibit 10.21 to Amendment No. 2 to the University’s Registration Statement on Form S-1 filed with the SEC on September 29, 2008.

Number	Description	Method of Filing

10.14	Purchase and Sale Agreement, dated April 27, 2009, by and among Grand Canyon Education, Inc., Spirit Master Funding, LLC, and Spirit Management Company	Incorporated by reference to Exhibit 10.1 to the University’s Quarterly Report on Form 10-Q filed with the SEC on May 9, 2011.

10.15	Amended and Restated Loan Agreement, dated April 8, 2011, by and between Grand Canyon Education, Inc. and Bank of America, N.A.	Incorporated by reference to Exhibit 10.2 to the University’s Quarterly Report on Form 10-Q filed with the SEC on August 3, 2009.

10.16	Employment Agreement, dated September 16, 2009, by and between Grand Canyon Education, Inc. and Joseph N. Mildenhall†	Incorporated by reference to Exhibit 10.1 to the University’s Quarterly Report on Form 10-Q filed with the SEC on November 4, 2009.

21.0	Subsidiaries of Grand Canyon Education, Inc.	Filed herewith.

23.1	Consent of Independent Registered Public Accounting Firm	Filed herewith.

24.1	Power of Attorney	Filed herewith (on signature page)

31.1	Certification of the Chief Executive Officer Pursuant to Rule 13a-14(a) and 15d-14(a) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith.

Number	Description	Method of Filing

31.2	Certification of the Chief Financial Officer Pursuant to Rule 13a-14(a) and 15d-14(a) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith.

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002††	Filed herewith.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002††	Filed herewith.

Significant Education, LLC is the predecessor to Significant Education, Inc., which is the former name of Grand Canyon Education, Inc.

†	Indicates a management contract or any compensatory plan, contract or arrangement.

††	This certification is being furnished solely to accompany this report pursuant to 18 U.S.C. Section 1350, and is not being filed for purposes of Section 18 of the Exchange Act, and is not to be incorporated by reference into any filings of the University, whether made before or after the date hereof, regardless of any general incorporation language in such filing.