Form 10-Q
period 2012-03-31
Grand Canyon Education, Inc.
filed 2012-05-07
CIK 1434588

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No   ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The total number of shares of common stock outstanding as of May 2, 2012, was             .

GRAND CANYON EDUCATION, INC.

FORM 10-Q

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

GRAND CANYON EDUCATION, INC.

Consolidated Income Statements

(Unaudited)

	Three Months Ended March 31,
(In thousands, except per share data)	2012	2011
Net revenue	$117,131	$101,709
Costs and expenses:
Instructional costs and services	50,824	48,875
Selling and promotional, including $447 and $401 to related parties for March 31, 2012 and 2011, respectively	34,559	29,832
General and administrative	7,544	6,832

Total costs and expenses	92,927	85,539

Operating income	24,204	16,170
Interest expense	(207)	(107)
Interest income	10	32

Income before income taxes	24,007	16,095
Income tax expense	9,538	6,614

Net income	$14,469	$9,481

Earnings per share:
Basic income per share	$0.33	$0.21

Diluted income per share	$0.32	$0.21

Basic weighted average shares outstanding	44,371	45,590

Diluted weighted average shares outstanding	45,151	46,089

The accompanying notes are an integral part of these consolidated financial statements.

GRAND CANYON EDUCATION, INC.

Consolidated Statements of Comprehensive Income

(Unaudited)

	Three Months Ended March 31,
(In thousands)	2012	2011
Net income	$14,469	$9,481
Other comprehensive income, net of tax:
Unrealized gains on hedging derivatives, net of taxes of $20 and $21 for March 31, 2012 and 2011, respectively	27	53

Comprehensive income	$14,496	$9,534

The accompanying notes are an integral part of these consolidated financial statements.

GRAND CANYON EDUCATION, INC.

Consolidated Balance Sheets

	March 31,	December 31,
	2012	2011
(In thousands, except par value)	(Unaudited)
ASSETS:
Current assets
Cash and cash equivalents	$56,700	$21,189
Restricted cash and cash equivalents	50,454	56,115
Accounts receivable, net of allowance for doubtful accounts of $8,844 and $11,706 at March 31, 2012 and December 31, 2011, respectively	7,843	11,815
Income taxes receivable	936	11,861
Deferred income taxes	2,376	3,353
Other current assets	11,990	11,081

Total current assets	130,299	115,414
Property and equipment, net	207,169	189,947
Restricted cash	555	555
Prepaid royalties	5,793	5,958
Goodwill	2,941	2,941
Other assets	3,212	3,032

Total assets	$349,969	$317,847

LIABILITIES AND STOCKHOLDERS’ EQUITY:
Current liabilities
Accounts payable	$24,660	$18,523
Accrued compensation and benefits	9,372	12,229
Accrued liabilities	8,515	8,456
Income taxes payable	6,091	536
Student deposits	51,903	57,602
Deferred revenue	33,479	21,723
Due to related parties	279	227
Current portion of capital lease obligations	96	470
Current portion of notes payable	1,739	1,739

Total current liabilities	136,134	121,505
Capital lease obligations, less current portion	652	674
Other noncurrent liabilities	7,719	7,140
Deferred income taxes, noncurrent	4,126	5,334
Notes payable, less current portion	19,468	19,901

Total liabilities	168,099	154,554

Commitments and contingencies
Stockholders’ equity
Preferred stock, $0.01 par value, 10,000 shares authorized; 0 shares issued and outstanding at March 31, 2012 and December 31, 2011	—	—
Common stock, $0.01 par value, 100,000 shares authorized; 46,147 and 45,955 shares issued and 44,490 and 44,298 shares outstanding at March 31, 2012 and December 31, 2011, respectively	461	460
Treasury stock, at cost, 1,657 shares of common stock at March 31, 2012 and December 31, 2011	(23,894)	(23,894)
Additional paid-in capital	89,800	85,720
Accumulated other comprehensive loss	(333)	(360)
Accumulated earnings	115,836	101,367

Total stockholders’ equity	181,870	163,293

Total liabilities and stockholders’ equity	$349,969	$317,847

The accompanying notes are an integral part of these consolidated financial statements.

GRAND CANYON EDUCATION, INC.

Consolidated Statement of Stockholders’ Equity

(In thousands)

(Unaudited)

						Accumulated
					Additional	Other
	Common Stock		Treasury Stock		Paid-in	Comprehensive	Accumulated
	Shares	Par Value	Shares	Cost	Capital	Loss	Earnings	Total
Balance at December 31, 2011	45,955	$460	1,657	$(23,894)	$85,720	$(360)	$101,367	$163,293
Net income	—	—	—	—	—	—	14,469	14,469
Unrealized gain on hedging derivative, net of taxes of $20	—	—	—	—	—	27	—	27
Exercise of stock options	192	1	—	—	2,310	—	—	2,311
Excess tax benefits from share-based compensation	—	—	—	—	76	—	—	76
Share-based compensation	—	—	—	—	1,694	—	—	1,694

Balance at March 31, 2012	46,147	$461	1,657	$(23,894)	$89,800	$(333)	$115,836	$181,870

The accompanying notes are an integral part of these consolidated financial statements.

GRAND CANYON EDUCATION, INC.

Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended March 31,
(In thousands)	2012	2011
Cash flows provided by operating activities:
Net income	$14,469	$9,481
Adjustments to reconcile net income to net cash provided by operating activities:
Share-based compensation	1,694	1,430
Excess tax benefits from share-based compensation	(65)	—
Amortization of debt issuance costs	15	15
Provision for bad debts	4,122	10,034
Depreciation and amortization	5,032	3,826
Loss on asset disposal	182	—
Exit costs	—	(24)
Deferred income taxes	(247)	(224)
Changes in assets and liabilities:
Accounts receivable	(150)	(6,023)
Prepaid expenses and other	(1,104)	(119)
Due to/from related parties	52	(8,388)
Accounts payable	742	5,748
Accrued liabilities and employee related liabilities	(2,798)	(513)
Income taxes receivable/payable	16,556	6,665
Deferred rent	622	67
Deferred revenue	11,756	4,184
Student deposits	(5,699)	(2,746)

Net cash provided by operating activities	45,179	23,413

Cash flows used in investing activities:
Capital expenditures	(16,876)	(14,668)
Change in restricted cash and cash equivalents	5,661	2,753

Net cash used in investing activities	(11,215)	(11,915)

Cash flows provided by (used in) financing activities:
Principal payments on notes payable and capital lease obligations	(829)	(694)
Repurchase of common shares	—	(14,211)
Excess tax benefits from share-based compensation	65	—
Net proceeds from exercise of stock options	2,311	13

Net cash provided by (used in) financing activities	1,547	(14,892)

Net increase (decrease) in cash and cash equivalents	35,511	(3,394)
Cash and cash equivalents, beginning of period	21,189	33,637

Cash and cash equivalents, end of period	$56,700	$30,243

Supplemental disclosure of cash flow information
Cash paid for interest	$253	$107
Cash paid for income taxes	$1,061	$219
Supplemental disclosure of non-cash investing and financing activities
Purchases of property and equipment included in accounts payable	$5,395	$5,631
Tax benefit of Spirit warrant intangible	$59	$70
Shortfall tax expense from share-based compensation	$17	$—

The accompanying notes are an integral part of these consolidated financial statements.

GRAND CANYON EDUCATION, INC.

Notes to Consolidated Financial Statements

(In thousands, except per share data)

(Unaudited)

1. Nature of Business

Grand Canyon Education, Inc. (together with its subsidiaries, the “University”) is a regionally accredited provider of postsecondary education services focused on offering graduate and undergraduate degree programs in its core disciplines of education, healthcare, business, and liberal arts. The University offers courses online, at its approximately 115 acre traditional ground campus in Phoenix, Arizona and onsite at the facilities of employers. The University’s wholly-owned subsidiaries are primarily used to facilitate expansion of the University campus. The University is accredited by The Higher Learning Commission of the North Central Association of Colleges and Schools.

2. Summary of Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements include the accounts of the University and its wholly-owned subsidiaries. Intercompany transactions have been eliminated in consolidation.

Unaudited Interim Financial Information

The accompanying unaudited interim consolidated financial statements of the University have been prepared in accordance with U.S. generally accepted accounting principles, consistent in all material respects with those applied in its financial statements included in its Annual Report on Form 10-K for the fiscal year ended December 31, 2011. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. Such interim financial information is unaudited but reflects all adjustments that in the opinion of management are necessary for the fair presentation of the interim periods presented. Interim results are not necessarily indicative of results for a full year. These consolidated financial statements should be read in conjunction with the University’s audited financial statements and footnotes included in its Annual Report on Form 10-K for the fiscal year ended December 31, 2011 from which the December 31, 2011 balance sheet information was derived.

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

In addition, the counterparty to the University’s interest rate swap made a collateral call in 2010 and the pledged collateral is classified as noncurrent restricted cash. The pledged collateral was $555 as of March 31, 2012 and December 31, 2011.

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

On June 30, 2009, the University entered into an interest rate swap and an interest rate corridor instrument to manage its 30 Day LIBOR interest exposure related to its variable rate debt, which commenced in April 2009 and matures in March 2016. The fair value of the interest rate swap is a liability of $585 and $629 as of March 31, 2012 and December 31, 2011, respectively, which is included in other noncurrent liabilities. The fair value of the interest rate corridor instrument as of March 31, 2012 and December 31, 2011 was $1 and $1, respectively, which is included in other assets. The fair values of each derivative instrument were determined using a hypothetical derivative transaction and Level 2 of the hierarchy of valuation inputs. These derivative instruments were originally designated as cash flow hedges of variable rate debt obligations. In the fourth quarter of 2011, the University de-designated the corridor instrument. The adjustment of $27 and $53 in the first three months of 2012 and 2011, respectively, for the effective portion of the gain on the derivatives is included as a component of other comprehensive income, net of taxes.

The interest rate swap commenced on May 1, 2010 and continues each month thereafter until April 30, 2014 and has a notional amount of $10,413 as of March 31, 2012. Under the terms of the agreement, the University receives 30 Day LIBOR and pays 3.245% fixed interest on the amortizing notional amount. Therefore, the University has hedged its exposure to future variable rate cash flows through April 30, 2014. The interest rate swap is not subject to a master netting arrangement and collateral has been called by the counterparty and reflected in a restricted cash account as of March 31, 2012 and December 31, 2011 in the amount of $555.

The interest rate corridor instrument, although de-designated, reduces variable interest rate risk starting July 1, 2009 through April 30, 2014 with a notional amount of $10,413 as of March 31, 2012. The corridor instrument’s terms permits the University to hedge its interest rate risk at several thresholds; the University pays variable interest monthly based on the 30 Day LIBOR rates until that index reaches 4%. If 30 Day LIBOR is equal to 4% through 6%, the University pays 4%. If 30 Day LIBOR exceeds 6%, the University pays actual 30 Day LIBOR less 2%. Subsequent to the de-designation of this instrument in the fourth quarter of 2011, changes in this instrument’s fair value are recorded in interest expense.

As of March 31, 2012 no derivative ineffectiveness was identified for the interest rate swap. Any ineffectiveness in the University’s derivative instrument designated as a hedge is reported in interest expense in the income statement. For the three months ended March 31, 2012, $3 of credit risk was recorded in interest expense for the interest rate swap. At March 31, 2012, the University does not expect to reclassify gains or losses on derivative instruments from accumulated other comprehensive (loss) into earnings during the next 12 months.

Fair Value of Financial Instruments

As of March 31, 2012, the carrying value of cash and cash equivalents, accounts receivable, account payable and accrued expenses approximate their fair value based on the liquidity or the short-term maturities of these instruments. The carrying value of debt approximates fair value as it is based on variable rate index. The carrying value of capital lease obligations approximate fair value based upon market interest rates available to the University for debt of similar risk and maturities. Derivative financial instruments are carried at fair value, determined using Level 2 of the hierarchy of valuation inputs, with the use of inputs other than quoted prices that are observable for the asset or liability.

GRAND CANYON EDUCATION, INC.

Notes to Consolidated Financial Statements

(In thousands, except per share data)

(Unaudited)

Revenue Recognition

Net revenues consist primarily of tuition and fees derived from courses taught by the University online, at its traditional campus in Phoenix, Arizona, and onsite at the facilities of employers, as well as from related educational resources that the University provides to its students, such as access to online materials. Tuition revenue and most fees from related educational resources are recognized pro-rata over the applicable period of instruction, net of scholarships provided by the University. For the three months ended March 31, 2012 and 2011, the University’s revenue was reduced by approximately $23,865 and $19,769, respectively, as a result of scholarships that the University offered to students. The University maintains an institutional tuition refund policy, which provides for all or a portion of tuition to be refunded if a student withdraws during stated refund periods. Certain states in which students reside impose separate, mandatory refund policies, which override the University’s policy to the extent in conflict. If a student withdraws at a time when only a portion, or none, of the tuition is refundable, then in accordance with its revenue recognition policy, the University continues to recognize the tuition that was not refunded pro-rata over the applicable period of instruction. Since the University recognizes revenue pro-rata over the term of the course and because, under its institutional refund policy, the amount subject to refund is never greater than the amount of the revenue that has been deferred, under the University’s accounting policies revenue is not recognized with respect to amounts that could potentially be refunded. Sales tax collected from students is excluded from net revenues. Collected but unremitted sales tax is included as an accrued liability in the consolidated balance sheets. The University also charges online students an upfront learning management fee, which is deferred and recognized over the average expected term of a student. Costs that are direct and incremental to new online students are also deferred and recognized ratably over the average expected term of a student. Deferred revenue and student deposits in any period represent the excess of tuition, fees, and other student payments received as compared to amounts recognized as revenue on the income statement and are reflected as current liabilities in the accompanying consolidated balance sheet. The University’s educational programs have starting and ending dates that differ from its fiscal quarters. Therefore, at the end of each fiscal quarter, a portion of revenue from these programs is not yet earned. Other revenues may be recognized as sales occur or services are performed.

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

The University records an allowance for doubtful accounts for estimated losses resulting from the inability, failure or refusal of its students to make required payments, which includes the recovery of financial aid funds advanced to a student for amounts in excess of the student’s cost of tuition and related fees. The University determines the adequacy of its allowance for doubtful accounts based on an analysis of its historical bad debt experience, current economic trends, the aging of the accounts receivable and student status. The University applies reserves to its receivables based upon an estimate of the risk presented by the age of the receivables and student status. Historically, the University has written off accounts receivable balances at the earlier of the time the balances were deemed uncollectible, or one year after the revenue is generated. In the third quarter of 2011, the University accelerated the write off of inactive student accounts such that the accounts are written off 150 days after becoming past due, while maintaining its historical write off policy for active student accounts. The University continues to reflect accounts receivable with an offsetting allowance as long as management believes there is a reasonable possibility of collection. Bad debt expense is recorded as an instructional costs and services expense in the consolidated income statement.

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

COMPANY NAME

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Month 00, 2004

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

In the third quarter of 2011, the University entered into a revenue sharing arrangement (the Collaboration Agreement) with Mind Streams, L.L.C. (Mind Streams), a related party, under which the University, in accordance with applicable Department of Education guidance, pays a percentage of net revenue that it receives from applicants recruited by Mind Streams that matriculate at the University. Additionally in 2010, Gail Richardson, the controlling investor in Mind Streams and the father of Brent D. Richardson, the University’s Executive Chairman, formed a new entity, Lifetime Learning, for the purpose of generating and selling leads to the University and other entities in the education sector. For the three months ended March 31, 2012 and 2011, the University expensed approximately $447 and $401, respectively, in total pursuant to the agreements with Lifetime Learning and Mind Streams. As of March 31, 2012 and December 31, 2011 $239 and $212, respectively, were due to these related parties.

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

GRAND CANYON EDUCATION, INC.

Notes to Consolidated Financial Statements

(In thousands, except per share data)

(Unaudited)

Recent Accounting Pronouncements

In June 2011, the Financial Accounting Standards Board (“FASB”) issued guidance on the presentation of comprehensive income. The guidance requires all non owner changes in shareholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The University historically presented this information in two separate but consecutive statements and, therefore, the effectiveness of this guidance on January 1, 2012 did not materially impact the University’s financial condition, results of operations, or disclosures.

In September 2011, the FASB issued guidance that simplifies how an entity tests goodwill for impairment. The amendments permit an entity to first assess qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test. Accordingly, an entity will no longer be required to calculate the fair value of a reporting unit in the step one test unless the entity determines, based on a qualitative assessment, that it is more likely than not that its fair value is less than its carrying amount. This guidance is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011, with early adoption permitted. The University adopted this guidance for goodwill impairment on January 1, 2012. The University does not expect the adoption of this guidance to have a material impact on its financial condition, results of operations or disclosures.

The University has determined that all other recently issued accounting standards will not have a material impact on its financial statements, or do not apply to its operations.

3. Net Income Per Common Share

Basic net income per common share is calculated by dividing net income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per common share reflects the assumed conversion of all potentially dilutive securities, consisting of stock options and restricted stock awards, for which the estimated fair value exceeds the exercise price, less shares which could have been purchased with the related proceeds, unless anti-dilutive. For employee equity awards, repurchased shares are also included for any unearned compensation adjusted for tax.

The table below reflects the calculation of the weighted average number of common shares outstanding, on an as if converted basis, used in computing basic and diluted earnings per common share.

	Three Months Ended March 31,
	2012	2011
Denominator:

Basic weighted average shares outstanding	44,371	45,590

Effect of dilutive stock options and restricted stock	780	499

Diluted weighted average shares outstanding	45,151	46,089

Diluted weighted average shares outstanding exclude the incremental effect of shares that would be issued upon the assumed exercise of stock options. For the three months ended March 31, 2012 and 2011, approximately 2,288 and 2,245, respectively, of the University’s stock options outstanding were excluded from the calculation of diluted earnings per share as their inclusion would have been anti-dilutive. These options could be dilutive in the future.

4. Allowance for Doubtful Accounts

	Balance at Beginning of Period	Charged to Expense	Deductions(1)	Balance at End of Period
Three months ended March 31, 2012	$11,706	4,122	(6,984)	$8,844
Three months ended March 31, 2011	$30,112	10,034	(8,780)	$31,366

(1)	Deductions represent accounts written off, net of recoveries.

GRAND CANYON EDUCATION, INC.

Notes to Consolidated Financial Statements

(In thousands, except per share data)

(Unaudited)

5. Property and Equipment, net

Property and equipment, net consist of the following:

	March 31, 2012	December 31, 2011
Land	$9,504	$9,504
Land improvements	1,688	1,688
Buildings	120,929	118,445
Equipment under capital leases	5,310	5,310
Leasehold improvements	18,984	17,305
Computer equipment	48,442	46,993
Furniture, fixtures and equipment	13,667	13,366
Internally developed software	8,086	7,108
Other	1,098	1,098
Construction in progress	24,785	9,590

	252,493	230,407
Less accumulated depreciation and amortization	(45,324)	(40,460)

Property and equipment, net	$207,169	$189,947

6. Commitments and Contingencies

Leases

The University leases certain land, buildings and equipment under non-cancelable operating leases expiring at various dates through 2023. Future minimum lease payments under operating leases due each year are as follows at March 31, 2012:

2012	$5,400
2013	7,149
2014	6,695
2015	6,822
2016	6,129
Thereafter	22,128

Total minimum payments	$54,323

Total rent expense and related taxes and operating expenses under operating leases for the three months ended March 31, 2012 and 2011 were $1,963 and $1,593, respectively.

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

GRAND CANYON EDUCATION, INC.

Notes to Consolidated Financial Statements

(In thousands, except per share data)

(Unaudited)

Tax Reserves, Non-Income Tax Related

From time to time the University has exposure to various non-income tax related matters that arise in the ordinary course of business. At both March 31, 2012 and December 31, 2011, the University reserved approximately $49 for tax matters where its ultimate exposure is considered probable and the potential loss can be reasonably estimated.

7. Income Taxes

The University’s uncertain tax positions are related to tax years that remain subject to examination by tax authorities. As of March 31, 2012, the earliest tax years still subject to examination for federal and state purposes are 2008 and 2005, respectively. As of March 31, 2012, the University is not under federal examination but has been notified that it will be audited by two states.

8. Share-Based Compensation

On September 27, 2008 the University’s shareholders approved the adoption of the 2008 Equity Incentive Plan (“Incentive Plan”) and the 2008 Employee Stock Purchase (“ESPP”). A total of 4,200 shares of the University’s common stock was originally authorized for issuance under the Incentive Plan. On January 1 of each subsequent year in accordance with the terms of the Incentive Plan, the number of shares authorized for issuance under the Incentive Plan automatically increases by 2.5% of the number of shares of common stock issued and outstanding on the previous December 31, raising the total number of shares of common stock currently authorized for issuance under the Incentive Plan to 8,729 shares effective January 1, 2012. Although the ESPP has not yet been implemented, a total of 1,050 shares of the University’s common stock has been authorized for sale under the ESPP.

A summary of the activity related to stock options granted under the University’s Incentive Plan since December 31, 2011 is as follows:

	Summary of Stock Options Outstanding
	Total Shares	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value ($)(1)
Outstanding as of December 31, 2011	4,964	14.47

Granted	—	—
Exercised	(192)	12.04
Forfeited, canceled or expired	(59)	17.17

Outstanding as of March 31, 2012	4,713	$14.54	7.44	$15,177

Exercisable as of March 31, 2012	2,273	$13.72	7.06	$9,185

Available for issuance as of March 31, 2012	2,728

(1)	Aggregate intrinsic value represents the value of the University’s closing stock price on March 31, 2012 ($17.76) in excess of the exercise price multiplied by the number of options outstanding or exercisable.

GRAND CANYON EDUCATION, INC.

Notes to Consolidated Financial Statements

(In thousands, except per share data)

(Unaudited)

A summary of the activity related to restricted stock granted under the University’s Incentive Plan since December 31, 2011 is as follows:

	Total Shares	Weighted Average Grant Date Fair Value per Share
Outstanding as of December 31, 2011	6	$13.88

Granted	532	17.03
Vested	—	—
Forfeited, canceled or expired	—	—

Outstanding as of March 31, 2012	538	$16.99

Share-based Compensation Expense

The table below outlines share-based compensation expense for the three months ended March 31, 2012 and 2011 related to restricted stock and stock options granted:

	2012	2011
Instructional costs and services	$825	$620
Selling and promotional	62	64
General and administrative	807	746

Share-based compensation expense included in operating expenses	1,694	1,430
Tax effect of share-based compensation	(678)	(572)

Share-based compensation expense, net of tax	$1,016	$858

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

To participate in the Title IV programs, an institution must be authorized to offer its programs of instruction by the relevant agency of the state in which it is located, accredited by an accrediting agency recognized by the Department of Education and certified as eligible by the Department of Education. The Department of Education will certify an institution to participate in the Title IV programs only after the institution has demonstrated compliance with the Higher Education Act and the Department of Education’s extensive regulations regarding institutional eligibility. An institution must also demonstrate its compliance to the Department of Education on an ongoing basis. Following the Department of Education’s review of the change in control application the University filed in January 2011 in connection the termination of certain voting agreements in January 2011 that had been in place with certain stockholders, the Department of Education provisionally certified the University to participate in Title IV programs through 2013. As of March 31, 2012, management believes the University is in compliance with the applicable regulations in all material respects.

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

While the University never received a formal exit interview, which it had understood to be the typical step prior to the Department of Education’s issuance of a preliminary program review report, on August 24, 2011, the University received from the Department of Education a written preliminary program review report that included five findings, two of which involve individual student-specific errors concerning the monitoring of satisfactory academic progress for two students and the certification of one student’s Federal Family Educational Loan as an unsubsidized Stafford loan rather than a subsidized Stafford loan. The other three findings address the incentive compensation issue, the gainful employment issue and one additional issue not previously raised with the University, as follows:

•

Incentive compensation issue. During a portion of the period under review, the University had in place a compensation plan for its enrollment counselors that was designed to comply with the regulatory “safe harbor” in effect during such period that allowed companies to make adjustments to fixed compensation for enrollment personnel, provided that any such adjustment (i) was not made more than twice during any twelve month period, and (ii) was not based solely on the number of students recruited, admitted, enrolled, or awarded financial aid. The plan at issue provided for enrollment counselor performance to be reviewed on a number of non-enrollment related factors that could account for a substantial portion of any potential base compensation adjustment. The preliminary program review report does not appear to set forth any definitive finding regarding the plan, but the Department of Education has requested additional information from the University regarding its enrollment counselor compensation practices and policies in effect during the period under review. The University continues to believe that the plan at issue, both as designed and as applied, did not base compensation solely on success in enrolling students in violation of applicable law and will continue to communicate with the Department of Education to resolve this matter.

•

Gainful employment issue. The preliminary program review report sets forth the Department of Education’s position that the University’s Bachelor of Arts in Interdisciplinary Studies program was not an eligible program under Title IV because it did not provide students with training to prepare them for gainful employment in a recognized occupation. This “gainful employment” standard has been a requirement for Title IV eligibility for programs offered at proprietary institutions of higher education such as the University although, pursuant to legislation passed in 2008 and effective as of July 1, 2010, this requirement no longer applies to designated liberal arts programs offered by the University and certain other institutions that have held accreditation by a regional accrediting agency since a date on or before October 1, 2007 (we have held a regional accreditation since 1968). The University believes that its Interdisciplinary Studies program, which it first offered in Fall 2007 in response to a request by one of its employer-partners, was an eligible program under the “gainful employment” standard in effect prior to July 1, 2010 and intend to continue to communicate with the Department of Education to resolve the matter.

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

The University has provided responses on these issues as required by the Department of Education and, with respect to the issue regarding inadequate procedures related to non-passing grades, has agreed to conduct the review of student files for the period from July 1, 2008 to June 30, 2010 in accordance with the Department of Education’s request. The University cannot presently predict whether or if further information requests will be made, how the foregoing issues will be resolved, when the final program review determination letter will be issued, or when the program review will be closed. At this time, the Department of Education has not specified the amount of any potential penalties, and the University has not accrued any amounts in connection with the program review. The University’s policies and procedures are planned and implemented to comply with the applicable standards and regulations under Title IV and it is committed to resolving any issues of non-compliance identified in the final program review determination letter and ensuring that it operates in compliance with all Department of Education requirements. If the Department of Education were to make significant findings of non-compliance in the final program review determination letter, then, after exhausting any administrative appeals available to the University, it could be required to pay a fine, return Title IV monies previously received, or be subjected to other administrative sanctions. As of March 31, 2012 the University has not accrued any amounts in connection with the program review. While it cannot currently predict the final outcome of the Department of Education review, any such final adverse finding could damage the University’s reputation in the industry and could have a material adverse effect on its business, results of operations, cash flows and financial position.

10. Treasury Stock

On July 28, 2011, the Board of Directors authorized the University to repurchase up to an additional $25,000 ($50,000 total) of common stock, from time to time, depending on market conditions and other considerations. The original authorization of $25,000 occurred on August 16, 2010 and the expiration date on the repurchase authorization is September 30, 2012. Repurchases occur at the University’s discretion. Repurchases may be made in the open market or in privately negotiated transactions, pursuant to the applicable Securities and Exchange Commission rules. The amount and timing of future share repurchases, if any, will be made as market and business conditions warrant. Between the approval of the share repurchase plan and March 31, 2012, the University has purchased 1,657 shares of common stock shares at an aggregate cost of $23,894. The University did not repurchase any shares in the three months ended March 31, 2012. At March 31, 2012, there remained $26,106 available under its current share repurchase authorization.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the financial statements and related notes that appear elsewhere in this report.

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

Additional factors that could cause actual results to differ from those discussed in the forward-looking statements include, but are not limited to, those described in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2011, as updated in our subsequent reports filed with the Securities and Exchange Commission (“SEC”), including any updates found in Part II, Item 1A of this Quarterly Report on Form 10-Q or our other reports on Form 10-Q. You should not put undue reliance on any forward-looking statements. Forward-looking statements speak only as of the date the statements are made and we assume no obligation to update forward-looking statements to reflect actual results, changes in assumptions, or changes in other factors affecting forward-looking information, except to the extent required by applicable securities laws. If we do update one or more forward-looking statements, no inference should be drawn that we will make additional updates with respect to those or other forward-looking statements.

Overview

We are a regionally accredited provider of postsecondary education services focused on offering graduate and undergraduate degree programs in our core disciplines of education, healthcare, business, and liberal arts. We offer online programs as well as ground programs at our approximately 115 acre traditional campus in Phoenix, Arizona and onsite at the facilities of employers.

At March 31, 2012, we had approximately 46,300 students, an increase of 8.9% over the approximately 42,500 students we had at March 31, 2011. At March 31, 2012, 89.1% of our students were enrolled in our online programs, and of our online and professional studies students, 42.5% were pursuing master’s or doctoral degrees. In addition, revenue per student increased between periods as we increased tuition prices for students in our online and professional studies programs by 0.0% to 6.5%, depending on the program, with an estimated blended rate increase of 3.2% for our 2011-12 academic year, as compared to tuition price increases for students in our online and professional studies programs of 0.0% to 5.7% for our 2010-11 academic year, depending on the program, with an estimated blended rate increase of 3.5% for the prior academic year. Tuition for our traditional ground programs had no increase for our 2011-12 or 2010-11 academic years.

The following is a summary of our student enrollment at March 31, 2012 and 2011 (which included less than 700 students pursuing non-degree certificates in each period) by degree type and by instructional delivery method:

	2012(1)		2011(1)
	# of Students	% of Total	# of Students	% of Total
Graduate degrees(2)	18,054	39.0%	18,438	43.4%
Undergraduate degree	28,224	61.0%	24,067	56.6%

Total	46,278	100.0%	42,505	100.0%

	2012(1)		2011(1)
	# of Students	% of Total	# of Students	% of Total
Online(3)	41,229	89.1%	38,655	90.9%
Ground(4)	5,049	10.9%	3,850	9.1%

Total	46,278	100.0%	42,505	100.0%

(1)	Enrollment at March 31, 2012 and 2011 represents individual students who attended a course during the last two months of the calendar quarter.
(2)	Includes 2,221 and 1,301 students pursuing doctoral degrees at March 31, 2012 and 2011, respectively.
(3)	As of March 31, 2012 and 2011, 42.5% and 46.3%, respectively, of our online and professional studies students were pursuing graduate degrees.
(4)	Includes both our traditional on-campus ground students, as well as our professional studies students.

Critical Accounting Policies and Use of Estimates

Our critical accounting policies are disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2011. During the three months ended March 31, 2012, there have been no significant changes in our critical accounting policies.

Key Trends, Developments and Challenges

The key trends, developments and challenges facing the University are disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2011. Except as noted below, during the three months ended March 31, 2012, there have been no significant changes in these trends. See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Key Trends, Developments and Challenges” in our Annual Report on Form 10-K for our fiscal year ended December 31, 2011, which is incorporated herein by reference. Recent developments and challenges include:

•

New Rulemaking Initiatives. In May 2011, the Department of Education announced its intention to establish certain negotiated rulemaking committees to prepare proposed regulations under the Higher Education Opportunity Act of 2008 (HEOA). Negotiations to address post-disbursement student loan issues, including issues with income-based and income contingent loan repayments plans, as well as teacher preparation issues, began in January 2012 and concluded in April 2012. While it is too early in the process to determine the impact of the rule changes on which the negotiators reached a consensus, or what, if any, other rules may be adopted, the University intends to monitor the negotiated rulemaking process and take actions it believes are appropriate to respond to final rules.

•	Federal Budget Considerations. In February 2012, President Obama submitted his fiscal year 2013 federal budget request. If enacted, the President’s budget request would, among other things:

•	maintain a 3.4% interest rate on undergraduate subsidized student loans for one additional year; without passage, the rate is scheduled to revert to 6.8% in July 2012;

•	fund a maximum Pell Grant of $5,635 for the 2013-2014 award year, an $85 increase over the prior year; and

•	make permanent the American Opportunity Tax Credit (a refundable tax credit for undergraduate education expenses).

Congress will determine 2013 fiscal year appropriations later in the year for federal education purposes and will consider the President’s budget as a part of that process. Any action by Congress that significantly reduces Title IV program funding, or materially impacts the eligibility of our institutions or students to participate in Title IV programs could have a material impact on our enrollment, our cash flows, results of operations, and financial condition.

Results of Operations

The following table sets forth income statement data as a percentage of net revenue for each of the periods indicated:

	Three Months Ended March 31,
	2012	2011
Net revenue	100.0%	100.0%
Operating expenses
Instructional costs and services	43.4	48.1
Selling and promotional	29.5	29.3
General and administrative	6.4	6.7

Total operating expenses	79.3	84.1

Operating income	20.7	15.9
Interest expense	(0.2)	(0.1)
Interest income	0.0	0.0

Income before income taxes	20.5	15.8
Income tax expense	8.1	6.5

Net income	12.4	9.3

Three Months Ended March 31, 2012 Compared to Three Months Ended March 31, 2011

Net revenue. Our net revenue for the quarter ended March 31, 2012 was $117.1 million, an increase of $15.4 million, or 15.2%, as compared to net revenue of $101.7 million for the quarter ended March 31, 2011. This increase was primarily due to an increase in ground and online enrollment and, to a lesser extent, increases in the average tuition per student as a result of tuition price increases, partially offset by an increase in institutional scholarships. End-of-period enrollment increased 8.9% between March 31, 2012 and March 31, 2011, as ground enrollment increased 31.1%, and online enrollment increased 6.7% over the prior year. We attribute the significant growth in our ground enrollment between years to our increasing brand recognition and the value proposition that our ground traditional campus affords to traditional-aged students and their parents. After scholarships, our ground traditional students pay an amount for tuition, room, board, and fees that can be one-half to one-third less than what it costs to attend a private, traditional university in another state and an amount comparable to what it costs to attend the public universities in the state of Arizona as an in-state student. We are anticipating increased pressure on new and continuing online enrollments due primarily to the increasing challenges presented in the economy, the impact of new and proposed regulations, and increased competition.

Instructional costs and services expenses. Our instructional costs and services expenses for the quarter ended March 31, 2012 were $50.8 million, an increase of $1.9 million, or 4.0%, as compared to instructional costs and services expenses of $48.9 million for the quarter ended March 31, 2011. This increase was primarily due to increases in employee compensation, instructional supplies, depreciation and amortization, faculty compensation, and other instructional compensation and related expenses, of $3.0 million, $1.4 million, $1.2 million, $1.0 million and $1.2 million, respectively. These increases were partially offset by a $5.9 million decrease in bad debt expense. The increase in employee compensation is primarily due to the increase in the number of ground traditional support staff in the Spring of 2012 to support the anticipated growth in ground campus enrollments. The increase in depreciation and amortization is the result of us placing into service over $70.0 million of new buildings for our ground traditional campus in the last twelve months. The increase in instructional supplies is primarily due to increased licensing fees related to educational resources, increased food costs due to increased food revenues and miscellaneous costs associated with making continued improvements in curriculum development and developing new and enhanced innovative educational tools. Our instructional costs and services expenses as a percentage of net revenues decreased by 4.7% to 43.4% for the quarter ended March 31, 2012, as compared to 48.1% for the quarter ended March 31, 2011 primarily due to improvements in bad debt expense as a percentage of revenue. Bad debt expense decreased as a percentage of net revenues from 9.9% in the first quarter of 2011 to 3.5% in the first quarter of 2012 as a result of improved collections of receivables due from current students between periods due to operational improvements made during 2011 and a reduction in receivables due from former students as a result of us moving further away from our transition to a borrower-based financial aid system. In addition our costs as a percentage of revenue declined due to our ability to leverage the fixed costs structure of our campus-based facilities and ground faculty across an increasing revenue base.

Selling and promotional expenses. Our selling and promotional expenses for the quarter ended March 31, 2012 were $34.6 million, an increase of $4.8 million, or 15.8%, as compared to selling and promotional expenses of $29.8 million for the quarter ended March 31, 2011. This increase is primarily the result of increases in advertising and employee compensation of $3.1 million and $2.1 million, respectively, which is partially offset by lower promotional and other expenses of $0.4 million for the quarter. Our selling and promotional expenses as a percentage of net revenue increased by 0.2% to 29.5% for the quarter ended March 31, 2012, from 29.3% for the quarter ended March 31, 2011. This increase occurred as a result of increased advertising due to a branding campaign launch focused on the southwest region and increased expenses associated with our new Mind Streams contract. The increase in employee compensation and related expenses as a percentage of revenue is a result of increasing the number of enrollment counselors between years primarily for our ground traditional campus. Although we incur immediate expenses in connection with hiring new ground traditional campus enrollment counselors, these counselors will typically not recruit students that are enrolled at the University until September 2012. We plan to continue to add additional enrollment counselors in the future, although the number of additional hires as a percentage of the total headcount is expected to remain flat or decrease.

General and administrative expenses. Our general and administrative expenses for the quarter ended March 31, 2012 were $7.5 million, an increase of $0.7 million, or 10.4%, as compared to general and administrative expenses of $6.8 million for the quarter ended March 31, 2011. This increase was primarily due to increases in employee compensation and related expenses of $0.6 million. Our general and administrative expenses as a percentage of net revenue decreased by 0.3% to 6.4% for the quarter ended March 31, 2012, from 6.7% for the quarter ended March 31, 2011.

Income tax expense. Income tax expense for the quarter ended March 31, 2012 was $9.5 million, an increase of $2.9 million, or 44.2%, as compared to income tax expense of $6.6 million for the quarter ended March 31, 2011. Our effective tax rate was 39.7% during the first quarter of 2012 compared to 41.1% during the first quarter of 2011. The decrease in the effective tax rate was primarily due to certain non-recurring tax items, which had the effect of decreasing our effective tax rate in the first quarter of 2012 and increasing the effective tax rate in the first quarter of 2011.

Net income. Our net income for the quarter ended March 31, 2012 was $14.5 million, an increase of $5.0 million, as compared to $9.5 million for the quarter ended March 31, 2011, due to the factors discussed above.

Seasonality

Our net revenue and operating results normally fluctuate as a result of seasonal variations in our business, principally due to changes in enrollment. Student population varies as a result of new enrollments, graduations, and student attrition. The majority of our traditional ground students do not attend courses during the summer months (May through August), which affects our results for our second and third fiscal quarters. Since a significant amount of our campus costs are fixed, the lower revenue resulting from the decreased ground student enrollment has historically contributed to lower operating margins during those periods. As we have increased the relative proportion of our online students, this summer effect has recently lessened. However, it is our intent to increase the number of ground traditional students significantly during the next few years. To accomplish this, we doubled the number of ground traditional campus enrollment staff during 2011 and will significantly increase the number of ground traditional support staff in the Spring and Summer of 2012. Thus, we expect this summer effect to become even more pronounced in 2012 and thereafter. Partially offsetting this summer effect in the third quarter has been the sequential quarterly increase in enrollments that has occurred as a result of the traditional fall school start. This increase in enrollments also has occurred in the first quarter, corresponding to calendar year matriculation. In addition, we typically experience higher net revenue in the fourth quarter due to its overlap with the semester encompassing the traditional fall school start and in the first quarter due to its overlap with the first semester of the calendar year. A portion of our expenses do not vary proportionately with these fluctuations in net revenue, resulting in higher operating income in the first and fourth quarters relative to other quarters. We expect quarterly fluctuation in operating results to continue as a result of these seasonal patterns.

Liquidity and Capital Resources

Liquidity. We financed our operating activities and capital expenditures during the three months ended March 31, 2012 and 2011 primarily through cash provided by operating activities. Our unrestricted cash and cash equivalents were $56.7 million and $21.2 million at March 31, 2012 and December 31, 2011, respectively. Our restricted cash and cash equivalents at March 31, 2012 and December 31, 2011 were $51.0 million and $56.7 million, respectively.

Based on our current level of operations and anticipated growth, we believe that our cash flow from operations and other sources of liquidity, including cash and cash equivalents and our revolving line of credit, will provide adequate funds for ongoing operations, planned capital expenditures, and working capital requirements for at least the next 24 months. No amounts are borrowed on the $50.0 million revolving line of credit as of March 31, 2012.

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

Between the approval of the initial share repurchase plan and March 31, 2012, the University has purchased 1,657,300 shares of common shock shares at an aggregate cost of $23.9 million which includes no shares of common stock during the three months ended March 31, 2012. At March 31, 2012, there remains $26.1 million available under our current share repurchase authorization.

Cash Flows

Operating Activities. Net cash provided by operating activities for the three months ended March 31, 2012 was $45.2 million as compared to $23.4 million for the three months ended March 31, 2011. Cash provided by operating activities in the three months ended March 31, 2012 and 2011 resulted from our net income plus non-cash charges for bad debts, depreciation and amortization and share-based compensation and changes in assets and liabilities, including our income tax receivable/payable and deferred revenue.

Investing Activities. Net cash used in investing activities was $11.2 million and $11.9 million for the three months ended March 31, 2012 and 2011, respectively. Capital expenditures were $16.9 million and $14.7 million for the three months ended March 31, 2012 and 2011, respectively. In 2012, capital expenditures primarily consisted of ground campus building projects such as the construction costs for two additional dormitories, an Arts and Science classroom building and our first parking garage to support our increasing traditional student enrollment as well as purchases of computer equipment, other internal use software projects and furniture and equipment. In 2011, capital expenditures primarily consisted of ground campus building projects such as a new dormitory and an events arena to support our increasing traditional ground student enrollment as well as purchases of computer equipment, other internal use software projects and furniture and equipment. In 2012 and 2011 expenditures were partially offset by a $5.7 million and $2.8 million, respectively, decrease in restricted cash as a result of timing differences between periods in the receipt of Title IV funds.

Financing Activities. Net cash provided by financing activities was $1.5 million for the three months ended March 31, 2012 and net cash used in financing activities was $14.9 million in the three months ended March 31, 2011. During the first three months of 2012 proceeds from the exercise of stock options of $2.3 million were partially offset by principal payments on notes payable and capital lease obligations of $0.8 million. During the first three months of 2011, $14.2 million was used to purchase treasury stock in accordance with the University’s share repurchase program and principal payments on notes payable and capital leases totaled $0.7 million.

Contractual Obligations

The following table sets forth, as of March 31, 2012, the aggregate amounts of our significant contractual obligations and commitments with definitive payment terms due in each of the periods presented (in millions):

		Payments Due by Period
	Total	Less than 1 Year (1)	2-3 Years	4-5 Years	More than 5 Years
Long term notes payable	$21.2	$1.3	$3.4	$16.2	$0.3
Capital lease obligations	0.7	0.1	0.2	0.4	0.0
Purchase obligations(2)	48.6	41.3	4.9	2.3	0.1
Operating lease obligations	54.3	5.4	13.8	13.0	22.1

Total contractual obligations	$124.8	$48.1	$22.3	$31.9	$22.5

(1)	Less than one year represents expected expenditures from April 1, 2012 through December 31, 2012.
(2)	The purchase obligation amounts include expected spending by period under contracts that were in effect at March 31, 2012.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have had or are reasonably likely to have a material current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Impact of inflation. We believe that inflation has not had a material impact on our results of operations for the three months ended March 31, 2012 or 2011. There can be no assurance that future inflation will not have an adverse impact on our operating results and financial condition.

Market risk. On June 30, 2009, we entered into two derivative agreements to manage our 30 Day LIBOR interest exposure from the variable rate debt we incurred in connection with the repurchase of shares of our common stock and the land and buildings that comprise our ground campus, which debt matures in March 2016. The corridor instrument, which hedges variable interest rate risk starting July 1, 2009 through April 30, 2014 with a notional amount of $10.4 million as of March 31, 2012, permits us to hedge our interest rate risk at several thresholds. Under this arrangement, in addition to the credit spread we will pay variable interest rates based on the 30 Day LIBOR rates monthly until that index reaches 4%. If 30 Day LIBOR is equal to 4% through 6%, we will continue to pay 4%. If 30 Day LIBOR exceeds 6%, we will pay actual 30 Day LIBOR less 2%. The interest rate swap commenced on May 1, 2010, continues each month thereafter until April 30, 2014, and has a notional amount of $10.4 million as of March 31, 2012. Under this arrangement, we will receive 30 Day LIBOR and pay 3.245% fixed rate on the amortizing notional amount plus the credit spread.

Except with respect to the foregoing, we have no derivative financial instruments or derivative commodity instruments. We invest cash in excess of current operating requirements in short term certificates of deposit and money market instruments in multiple financial institutions.

Interest rate risk. We manage interest rate risk by investing excess funds in cash equivalents and AAA-rated marketable securities bearing variable interest rates, which are tied to various market indices. Our future investment income may fall short of expectations due to changes in interest rates or we may suffer losses in principal if we are forced to sell securities that have declined in market value due to changes in interest rates. At March 31, 2012, a 10% increase or decrease in interest rates would not have a material impact on our future earnings, fair values, or cash flows. For information regarding our variable rate debt, see “Market risk” above.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective, as of March 31, 2012, in ensuring that material information relating to us required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in reports it files or submits under the Exchange Act is accumulated and communicated to management, including its principal executive officer or officers and principal financial officer or officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting.

Based on an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer (who is our principal executive officer) and our Chief Financial Officer (who is our principal financial officer), there were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

There have been no material changes to the risk factors disclosed in the “Risk Factors” section of our Annual Report on Form 10-K for the year ended December 31, 2011.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sales of Unregistered Securities

None.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

On July 28, 2011, our Board of Directors authorized the University to repurchase up to an additional $25 million ($50 million) total) of common stock, from time to time, depending on market conditions and other considerations. The expiration date on the repurchase authorization is September 30, 2012. Repurchases occur at the University’s discretion. Repurchases may be made in the open market or in privately negotiated transactions, pursuant to the applicable Securities and Exchange Commission rules. The amount and timing of future share repurchases, if any, will be made as market and business conditions warrant. During the quarter ended March 31, 2012, we did not repurchase any shares of our common stock. At March 31, 2012, there remains $26.1 million available under our current share repurchase authorization.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

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

GRAND CANYON EDUCATION, INC.

Date: May 7, 2012	By:	/s/ Daniel E. Bachus
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