Form 10-Q
period 2012-09-30
Grand Canyon Education, Inc.
filed 2012-11-01
CIK 1434588

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

or

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

The total number of shares of common stock outstanding as of October 29, 2012, was 44,701,963.

GRAND CANYON EDUCATION, INC.

FORM 10-Q

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

GRAND CANYON EDUCATION, INC.

Consolidated Income Statements

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
(In thousands, except per share amounts)
Net revenue	$133,568	$108,909	$369,959	$313,736
Costs and expenses:
Instructional costs and services	57,354	48,933	161,584	144,162
Selling and promotional, including $640 and $151 for the three months ended September 30, 2012 and 2011, respectively, and $1,681 and $612 for the nine months ended September 30, 2012 and 2011, respectively, to related parties	36,450	31,248	103,764	88,789
General and administrative	8,561	7,145	23,806	21,015
Lease termination fee	—	922	—	922

Total costs and expenses	102,365	88,248	289,154	254,888

Operating income	31,203	20,661	80,805	58,848
Interest expense	(154)	(170)	(439)	(306)
Interest income	16	20	52	78

Income before income taxes	31,065	20,511	80,418	58,620
Income tax expense	12,594	7,643	31,880	23,398

Net income	$18,471	$12,868	$48,538	$35,222

Net income per common share:
Basic	$0.42	$0.29	$1.09	$0.79

Diluted	$0.41	$0.29	$1.07	$0.78

Shares used in computing net income per common share:
Basic	44,365	44,302	44,395	44,845

Diluted	45,339	44,787	45,220	45,293

The accompanying notes are an integral part of these consolidated financial statements.

GRAND CANYON EDUCATION, INC.

Consolidated Statements of Comprehensive Income

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
(In thousands)
Net income	$18,471	$12,868	$48,538	$35,222
Other comprehensive income, net of tax:
Unrealized gains (losses) on hedging derivatives, net of taxes of $26 and $41 for the three months ended September 30, 2012 and 2011, respectively, and $72 and $41 for the nine months ended September 30, 2012 and 2011, respectively	33	(54)	95	(53)

Comprehensive income	$18,504	$12,814	$48,633	$35,169

The accompanying notes are an integral part of these consolidated financial statements.

GRAND CANYON EDUCATION, INC.

Consolidated Balance Sheets

	September 30,	December 31,
	2012	2011
(In thousands, except par value)	(Unaudited)
Current assets
Cash and cash equivalents	$69,644	$21,189
Restricted cash and cash equivalents	57,027	56,115
Accounts receivable, net of allowance for doubtful accounts of $9,302 and $11,706 at September 30, 2012 and December 31, 2011, respectively	8,875	11,815
Income taxes receivable	283	11,861
Deferred income taxes	5,216	3,353
Other current assets	13,302	11,081

Total current assets	154,347	115,414
Property and equipment, net	256,528	189,947
Restricted cash	375	555
Prepaid royalties	5,464	5,958
Goodwill	2,941	2,941
Other assets	3,434	3,032

Total assets	$423,089	$317,847

LIABILITIES AND STOCKHOLDERS’ EQUITY:
Current liabilities
Accounts payable	$25,197	$18,523
Accrued compensation and benefits	13,968	12,229
Accrued liabilities	15,638	8,456
Income taxes payable	11,282	536
Student deposits	58,930	57,602
Deferred revenue	46,679	21,723
Due to related parties	328	227
Current portion of capital lease obligations	87	470
Current portion of notes payable	1,760	1,739

Total current liabilities	173,869	121,505
Capital lease obligations, less current portion	609	674
Other noncurrent liabilities	7,589	7,140
Deferred income taxes, noncurrent	5,113	5,334
Notes payable, less current portion	18,681	19,901

Total liabilities	205,861	154,554

Commitments and contingencies
Stockholders’ equity
Preferred stock, $0.01 par value, 10,000 shares authorized; 0 shares issued and outstanding at September 30, 2012 and December 31, 2011	—	—
Common stock, $0.01 par value, 100,000 shares authorized; 46,864 and 45,955 shares issued and 44,902 and 44,298 shares outstanding at September 30, 2012 and December 31, 2011, respectively	469	460
Treasury stock, at cost, 1,962 and 1,657 shares of common stock at September 30, 2012 and December 31, 2011, respectively	(28,819)	(23,894)
Additional paid-in capital	95,938	85,720
Accumulated other comprehensive loss	(265)	(360)
Accumulated earnings	149,905	101,367

Total stockholders’ equity	217,228	163,293

Total liabilities and stockholders’ equity	$423,089	$317,847

The accompanying notes are an integral part of these consolidated financial statements.

GRAND CANYON EDUCATION, INC.

Consolidated Statement of Stockholders’ Equity

(In thousands)

(Unaudited)

						Accumulated
	Common Stock		Treasury Stock		Additional	Other
		Par		Stated	Paid-in	Comprehensive	Accumulated
	Shares	Value	Shares	Value	Capital	Loss	Earnings	Total
Balance at December 31, 2011	45,955	$460	1,657	$(23,894)	$85,720	$(360)	$101,367	$163,293
Net income	—	—	—	—	—	—	48,538	48,538
Unrealized gain on hedging derivative, net of taxes of $72	—	—	—	—	—	95	—	95
Common stock purchased for treasury	—	—	298	(4,925)	—	—	—	(4,925)
Restricted shares forfeited	—	—	7	—	—	—	—	—
Exercise of stock options	339	3	—	—	4,336	—	—	4,339
Excess tax benefits from share-based compensation	—	—	—	—	140	—	—	140
Share-based compensation	570	6	—	—	5,742	—	—	5,748

Balance at September 30, 2012	46,864	$469	1,962	$(28,819)	$95,938	$(265)	$149,905	$217,228

The accompanying notes are an integral part of these consolidated financial statements.

GRAND CANYON EDUCATION, INC.

Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended September 30,
	2012	2011
(In thousands)
Cash flows provided by operating activities:
Net income	$48,538	$35,222
Adjustments to reconcile net income to net cash provided by operating activities:
Share-based compensation	5,748	4,797
Excess tax benefits from share-based compensation	(336)	—
Amortization of debt issuance costs	48	42
Provision for bad debts	13,492	27,903
Depreciation and amortization	15,784	12,054
Litigation settlement	—	(5,200)
Lease termination fee	—	922
Exit costs	—	(64)
Deferred income taxes	(2,152)	10,185
Loss on asset disposal	202	—
Changes in assets and liabilities:
Restricted cash and cash equivalents	(912)	(199)
Accounts receivable	(10,552)	(26,253)
Prepaid expenses and other	(2,671)	(4,577)
Due to/from related parties	101	(9,882)
Accounts payable	(962)	1,757
Accrued liabilities and employee related liabilities	9,046	(4,208)
Income taxes receivable/payable	22,464	348
Deferred rent	612	3,123
Deferred revenue	24,956	19,712
Student deposits	1,328	(390)

Net cash provided by operating activities	124,734	65,292

Cash flows used in investing activities:
Capital expenditures	(73,619)	(61,515)
Purchase of land and building related to future development	(818)	—
Restricted funds held for derivative collateral and legal matter	180	5,405

Net cash used in investing activities	(74,257)	(56,110)

Cash flows used in financing activities:
Principal payments on notes payable and capital lease obligations	(1,772)	(2,856)
Repurchase of common shares	(4,925)	(22,371)
Debt issuance costs	—	(70)
Excess tax benefits from share-based compensation	336	—
Net proceeds from exercise of stock options	4,339	1,477

Net cash used in financing activities	(2,022)	(23,820)

Net increase (decrease) in cash and cash equivalents	48,455	(14,638)
Cash and cash equivalents, beginning of period	21,189	33,637

Cash and cash equivalents, end of period	$69,644	$18,999

Supplemental disclosure of cash flow information
Cash paid for interest	$446	$315
Cash paid for income taxes	$19,615	$12,790
Supplemental disclosure of non-cash investing and financing activities
Purchases of property and equipment included in accounts payable	$7,636	$4,827
Purchases of equipment through capital lease obligations	$—	$801
Tax benefit of Spirit warrant intangible	$199	$194
Shortfall tax expense from share-based compensation	$200	$117

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

GRAND CANYON EDUCATION, INC.

Notes to Consolidated Financial Statements

(In thousands, except per share data)

(Unaudited)

The following table presents the University’s consolidated cash flows as previously reported and as changed for the nine months ended September 30, 2011:

	Nine Months Ended September 30,
	2011	2011
	As Reported	As Changed
Cash flows provided by operating activities:
Restricted cash and cash equivalents	$—	$(199)
Net cash provided by operating activities	$65,491	$65,292
Cash flows used in investing activities:
Restricted cash and cash equivalents	$5,206	$—
Restricted funds held for derivative collateral and legal matters	$—	$5,405
Net cash used in investing activities	$(56,309)	$(56,110)

In addition, the counterparty to the University’s interest rate swap made a collateral call in 2010 and the pledged collateral is classified as noncurrent restricted cash. The pledged collateral was $375 and $555 as of September 30, 2012 and December 31, 2011, respectively. The University had previously classified the $5,200 that it had agreed to pay in connection with the qui tam matter that it settled in 2010 as restricted cash; this amount was paid during the second quarter of 2011 in final payment of all amounts due under the settlement agreement. The University reports changes in restricted cash related to legal matters and derivative collateral as investing cash flows in its consolidated statement of cash flows.

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

On June 30, 2009, the University entered into an interest rate swap and an interest rate corridor instrument to manage its 30 Day LIBOR interest exposure related to its variable rate debt, which commenced in April 2009 and matures in March 2016. The fair value of the interest rate swap is a liability of $465 and $629 as of September 30, 2012 and December 31, 2011, respectively, which is included in other noncurrent liabilities. The fair value of the interest rate corridor instrument as of September 30, 2012 and December 31, 2011 was $1 and $1, respectively, which is included in other assets. The fair values of each derivative instrument were determined using a hypothetical derivative transaction, which are considered Level 2 per the fair value hierarchy. These derivative instruments were originally designated as cash flow hedges of variable rate debt obligations. In the fourth quarter of 2011, the University de-designated the corridor instrument. The adjustment of $95 and $53 in the first nine months of 2012 and 2011, respectively, for the effective portion of the gain/loss on the derivatives is included as a component of other comprehensive income, net of taxes.

GRAND CANYON EDUCATION, INC.

Notes to Consolidated Financial Statements

(In thousands, except per share data)

(Unaudited)

The interest rate swap commenced on May 1, 2010 and continues each month thereafter until April 30, 2014 and has a notional amount of $9,985 as of September 30, 2012. Under the terms of the agreement, the University receives 30 Day LIBOR and pays 3.245% fixed interest on the amortizing notional amount. Therefore, the University has hedged its exposure to future variable rate cash flows through April 30, 2014. The interest rate swap is not subject to a master netting arrangement and collateral has been called by the counterparty and reflected in a restricted cash account as of September 30, 2012 and December 31, 2011 in the amount of $375 and $555, respectively.

The interest rate corridor instrument, although de-designated, reduces variable interest rate risk starting July 1, 2009 through April 30, 2014 with a notional amount of $9,985 as of September 30, 2012. The corridor instrument’s terms permit the University to hedge its interest rate risk at several thresholds; the University pays variable interest monthly based on the 30 Day LIBOR rates until that index reaches 4%. If 30 Day LIBOR is equal to 4% through 6%, the University pays 4%. If 30 Day LIBOR exceeds 6%, the University pays actual 30 Day LIBOR less 2%. Subsequent to the de-designation of this instrument in the fourth quarter of 2011, changes in this instrument’s fair value are recorded in interest expense.

As of September 30, 2012 no derivative ineffectiveness was identified for the interest rate swap. Any ineffectiveness in the University’s derivative instrument designated as a hedge is reported in interest expense in the income statement. For the nine months ended September 30, 2012 $3 of credit risk was recorded in interest expense for the interest rate swap. At September 30, 2012, the University does not expected to reclassify gains or losses on derivative instruments from accumulated other comprehensive (loss) income into earnings during the next 12 months.

Fair Value of Financial Instruments

As of September 30, 2012, the carrying value of cash and cash equivalents, accounts receivable, account payable and accrued expenses approximate their fair value based on the liquidity or the short-term maturities of these instruments. The carrying value of debt approximates fair value as it is based on variable rate index. The carrying value of capital lease obligations approximates fair value based upon market interest rates available to the University for debt of similar risk and maturities. Derivative financial instruments are carried at fair value, determined using Level 2 of the hierarchy of valuation inputs, with the use of inputs other than quoted prices that are observable for the asset or liability.

Revenue Recognition

Net revenues consist primarily of tuition and fees derived from courses taught by the University online, at its traditional campus in Phoenix, Arizona, and onsite at the facilities of employers, as well as from related educational resources that the University provides to its students, such as access to online materials. Tuition revenue and most fees from related educational resources are recognized pro-rata over the applicable period of instruction, net of scholarships provided by the University. For the nine months ended September 30, 2012 and 2011, the University’s revenue was reduced by approximately $65,563 and $51,963, respectively, as a result of scholarships that the University offered to students. The University maintains an institutional tuition refund policy, which provides for all or a portion of tuition to be refunded if a student withdraws during stated refund periods. Certain states in which students reside impose separate, mandatory refund policies, which override the University’s policy to the extent in conflict. If a student withdraws at a time when only a portion, or none of the tuition is refundable, then in accordance with its revenue recognition policy, the University continues to recognize the tuition that was not refunded as pro-rata over the applicable period of instruction. Since the University recognizes revenue pro-rata over the term of the course and because, under its institutional refund policy, the amount subject to refund is never greater than the amount of the revenue that has been deferred, under the University’s accounting policies revenue is not recognized with respect to amounts that could potentially be refunded. Sales tax collected from students is excluded from net revenues. Collected but unremitted sales tax is included as an accrued liability in our consolidated balance sheets. The University also charges online students an upfront learning management fee, which is deferred and recognized over the average expected term of a student. Costs that are direct and incremental to new online students are also deferred and recognized ratably over the average expected term of a student. Deferred revenue and student deposits in any period represent the excess of tuition, fees, and other student payments received as compared to amounts recognized as revenue on the income statement and are reflected as current liabilities in the accompanying consolidated balance sheet. The University’s educational programs have starting and ending dates that differ from its fiscal quarters. Therefore, at the end of each fiscal quarter, a portion of revenue from these programs is not yet earned. Other revenues may be recognized as sales occur or services are performed.

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

GRAND CANYON EDUCATION, INC.

Notes to Consolidated Financial Statements

(In thousands, except per share data)

(Unaudited)

In the third quarter of 2011, the University entered into a revenue sharing arrangement (the Collaboration Agreement) with Mind Streams, L.L.C. (Mind Streams), a related party, under which the University, in accordance with applicable Department of Education guidance, pays a percentage of net revenue that it receives from applicants recruited by Mind Streams that matriculate at the University. In 2010, the University entered into an agreement with Lifetime Learning, a related party, under which the University purchases leads on prospective students. For the nine months ended September 30, 2012 and 2011, the University expensed approximately $1,681 and $612, respectively, in total pursuant to the agreements with Mind Streams and Lifetime Learning. As of September 30, 2012 and December 31, 2011 $322 and $212, respectively, were due to these related parties.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Denominator:
Basic common shares outstanding	44,365	44,302	44,395	44,845
Effect of dilutive stock options and restricted stock	974	485	825	448

Diluted common shares outstanding	45,339	44,787	45,220	45,293

Diluted weighted average shares outstanding exclude the incremental effect of shares that would be issued upon the assumed exercise of stock options. For the nine months ended September 30, 2012 and 2011, approximately 2,009 and 2,878, respectively, of the University’s stock options outstanding were excluded from the calculation of diluted earnings per share as their inclusion would have been anti-dilutive. These options could be dilutive in the future.

4. Valuation and Qualifying Accounts

	Balance at Beginning of Period	Charged to Expense	Deductions(1)	Balance at End of Period
Allowance for doubtful accounts receivable:
Nine months ended September 30, 2012	$11,706	13,492	(15,896)	$9,302
Nine months ended September 30, 2011	$30,112	27,903	(43,597)	$14,418

(1)	Deductions represent accounts written off, net of recoveries.

GRAND CANYON EDUCATION, INC.

Notes to Consolidated Financial Statements

(In thousands, except per share data)

(Unaudited)

5. Property and Equipment

Property and equipment consist of the following:

	As of September 30, 2012	As of December 31, 2011
Land	$9,550	$9,504
Land improvements	3,224	1,688
Buildings	166,646	118,445
Equipment under capital leases	5,310	5,310
Leasehold improvements	24,346	17,305
Computer equipment	54,136	46,993
Furniture, fixtures and equipment	21,115	13,366
Internally developed software	10,235	7,108
Other	1,098	1,098
Construction in progress	16,599	9,590

	312,259	230,407
Less accumulated depreciation and amortization	(55,731)	(40,460)

Property and equipment, net	$256,528	$189,947

6. Commitments and Contingencies

Leases

The University leases certain land, buildings and equipment under non-cancelable operating leases expiring at various dates through 2023. Future minimum lease payments under operating leases due each year are as follows at September 30, 2012:

2012	$1,903
2013	7,463
2014	6,998
2015	7,117
2016	6,432
Thereafter	22,491

Total minimum payments	$52,404

Total rent expense and related taxes and operating expenses under operating leases for the nine months ended September 30, 2012 and 2011 were $5,759 and $5,338, respectively.

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

Tax Reserves, Non-Income Tax Related

From time to time the University has exposure to various non-income tax related matters that arise in the ordinary course of business. At September 30, 2012 and December 31, 2011, the University had reserved approximately $49, for tax matters where its ultimate exposure is considered probable and the potential loss can be reasonably estimated.

7. Income Taxes

The University’s uncertain tax positions have been fully settled. As of September 30, 2012, the earliest tax year still subject to examination for federal and state purposes is 2009 and 2005, respectively. As of September 30, 2012, the University is not under federal examination. The University recently concluded two state audits with insubstantial findings and is currently not under audit by any other states.

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

A summary of the activity related to stock options granted under the University’s Incentive Plan since December 31, 2011 is as follows:

	Summary of Stock Options Outstanding
	Total Shares	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value ($)(1)
Outstanding as of December 31, 2011	4,964	14.47

Granted	—	—
Exercised	(339)	12.80
Forfeited, canceled or expired	(122)	17.65

Outstanding as of September 30, 2012	4,503	$14.51	6.94	$40,618

Exercisable as of September 30, 2012	2,153	$13.76	6.55	$21,031

Available for issuance as of September 30, 2012	2,767

(1)	Aggregate intrinsic value represents the value of the University’s closing stock price on September 28, 2012 ($23.53) in excess of the exercise price multiplied by the number of options outstanding or exercisable.

GRAND CANYON EDUCATION, INC.

Notes to Consolidated Financial Statements

(In thousands, except per share data)

(Unaudited)

Share-based Compensation Expense

The table below outlines share-based compensation expense for the nine months ended September 30, 2012 and 2011 related to restricted stock and stock options granted:

	2012	2011
Instructional costs and services	$2,807	$2,152
Selling and promotional	281	232
General and administrative	2,660	2,413

Share-based compensation expense included in operating expenses	5,748	4,797
Tax effect of share-based compensation	(2,299)	(1,919)

Share-based compensation expense, net of tax	$3,449	$2,878

A summary of the activity related to restricted stock granted under the University’s Incentive Plan since December 31, 2011 is as follows:

	Total Shares	Weighted Average Grant Date Fair Value per Share
Outstanding as of December 31, 2011	6	$13.88

Granted	563	17.04
Vested	(6)	13.88
Forfeited, canceled or expired	(7)	17.03

Outstanding as of September 30, 2012	556	$17.04

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

To participate in the Title IV programs, an institution must be authorized to offer its programs of instruction by the relevant agency of the state in which it is located, accredited by an accrediting agency recognized by the Department of Education and certified as eligible by the Department of Education. The Department of Education will certify an institution to participate in the Title IV programs only after the institution has demonstrated compliance with the Higher Education Act and the Department of Education’s extensive regulations regarding institutional eligibility. An institution must also demonstrate its compliance to the Department of Education on an ongoing basis. Following the Department of Education’s review of the change in control application the University filed in January 2011 in connection the termination of certain voting agreements in January 2011 that had been in place with certain stockholders, the Department of Education provisionally certified the University to participate in Title IV programs through 2013. As of September 30, 2012, management believes the University is in compliance with the applicable regulations in all material respects.

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

The University has provided responses on these issues as required by the Department of Education and, with respect to the issue regarding inadequate procedures related to non-passing grades, continues its review of student files for the period from July 1, 2008 to June 30, 2010 in accordance with the Department of Education’s request. Although the University has not completed the file review, the University determined that certain Pell grants received by the University for students that later unofficially withdrew should have been returned. Although the student is obligated to repay the University for these amounts, the University has decided that it will not seek reimbursement from the students once the returns are made. Thus, during the nine months ended September 30, 2012 the University reserved $3,450 related to these refunds. The University is unable, at this time, to determine whether additional refunds will be necessary as a result of the preliminary findings. The University cannot presently predict whether or if further information requests will be made, how the foregoing issues will be resolved, when the final program review determination letter will be issued, or when the program review will be closed. At this time, the Department of Education has not specified the amount of any potential refunds or penalties. The University’s policies and procedures are planned and implemented to comply with the applicable standards and regulations under Title IV and it is committed to resolving any issues of non-compliance identified in the final program review determination letter and ensuring that it operates in compliance with all Department of Education requirements. If the Department of Education were to make significant findings of non-compliance in the final program review determination letter, then, after exhausting any administrative appeals available to the University, it could be required to pay a fine, return Title IV monies previously received, or be subjected to other administrative sanctions. While it cannot currently predict the final outcome of the Department of Education review, any such final adverse finding could damage the University’s reputation in the industry and have a material adverse effect on its business, results of operations, cash flows and financial position.

10. Treasury Stock

On July 28, 2011, our Board of Directors authorized the University to repurchase up to an additional $25,000 ($50,000 total) of common stock, from time to time, depending on market conditions and other considerations. The original authorization of $25,000 occurred on August 16, 2010 and, on July 26, 2012 the Board of Directors extended the expiration date on the repurchase authorization to September 30, 2013. Repurchases occur at the University’s discretion. Repurchases may be made in the open market or in privately negotiated transactions, pursuant to the applicable Securities and Exchange Commission rules. The amount and timing of future share repurchases, if any, will be made as market and business conditions warrant. Between the approval of the share repurchase plan and September 30, 2012, the University has purchased 1,955 shares of common stock shares at an aggregate cost of $28,819, which includes 298 shares at an aggregate cost of $4,925 in the nine months ended September 30, 2012. At September 30, 2012, there remained $21,181 available under its current share repurchase authorization.

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

•

potential damage to our reputation or other adverse effects as a result of negative publicity in the media, in the industry or in connection with governmental reports or investigations or otherwise, affecting us or other companies in the for-profit postsecondary education sector, including, for example, a recent report issued by Sen. Tom Harkin, Chairman of the Health, Education, Labor & Pensions Committee, relating to us and various other proprietary schools;

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

At September 30, 2012, we had approximately 52,300 students, an increase of 17.5% over the approximately 44,500 students we had at September 30, 2011. At September 30, 2012, 85.8% of our students were enrolled in our online programs, and of our online and professional studies students, 42.0% were pursuing master’s or doctoral degrees. In addition, revenue per student increased between periods as we increased tuition prices for most of our students in our online and professional studies programs by 0.0% to 5.9%, depending on the program, with an estimated blended rate increase of 2.5% for our 2012-13 academic year, as compared to tuition price increases for students in our online and professional studies programs of 0.0% to 6.5% for our 2011-12 academic year, depending on the program, with an estimated blended rate increase of 3.2% for the prior academic year. Tuition for our traditional ground programs had no increase for our 2012-13 or 2011-12 academic years.

The following is a summary of our student enrollment at September 30, 2012 and 2011 (which included less than 765 students pursuing non-degree certificates in each period) by degree type and by instructional delivery method:

	September 30,
	2012(1)		2011(1)
	# of Students	% of Total	# of Students	% of Total
Graduate degrees(2)	19,439	37.2%	17,497	39.3%
Undergraduate degree	32,814	62.8%	26,989	60.7%

Total	52,253	100.0%	44,486	100.0%

	September 30,
	2012(1)		2011(1)
	# of Students	% of Total	# of Students	% of Total
Online(3)	44,849	85.8%	39,447	88.7%
Ground(3) (4)	7,404	14.2%	5,039	11.3%

Total	52,253	100.0%	44,486	100.0%

(1)	Enrollment at September 30, 2012 and 2011 represents individual students who attended a course during the last two months of the calendar quarter.
(2)	Includes 2,745 and 1,808 students pursuing doctoral degrees at September 30, 2012 and 2011, respectively.
(3)	As of September 30, 2012 and 2011, 42.0% and 43.0%, respectively, of our online and professional studies students are pursuing graduate degrees.
(4)	Includes both our traditional on-campus ground students, as well as our professional studies students.

Critical Accounting Policies and Use of Estimates

Our critical accounting policies are disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2011. During the nine months ended September 30, 2012, there have been no significant changes in our critical accounting policies.

Key Trends, Developments and Challenges

The key trends, developments and challenges facing the University are disclosed in its Annual Report on Form 10-K for the fiscal year ended December 31, 2011 and in its Quarterly Reports on Form 10-Q for the fiscal quarters ended March 31, 2012 and June 30, 2012. During the nine months ended September 30, 2012, there have been no significant changes in these trends. See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Key Trends, Developments and Challenges” in our Annual Report on Form 10-K for our fiscal year ended December 31, 2011 and Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Key Trends, Developments and Challenges” in our Quarterly Reports on Form 10-Q for the quarters ended March 31, 2012 and June 30, 2012, which are incorporated herein by reference.

Results of Operations

The following table sets forth income statement data as a percentage of net revenue for each of the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Net revenue	100.0%	100.0%	100.0%	100.0%
Operating expenses
Instructional cost and services	42.9	44.9	43.7	46.0
Selling and promotional	27.3	28.7	28.0	28.3
General and administrative	6.4	6.6	6.4	6.7
Lease termination fee	0.0	0.8	0.0	0.3

Total operating expenses	76.6	81.0	78.2	81.2

Operating income	23.4	19.0	21.8	18.8
Interest expense	(0.1)	(0.2)	(0.1)	(0.1)
Interest income	0.0	0.0	0.0	0.0

Income before income taxes	23.3	18.8	21.7	18.7
Income tax expense	9.4	7.0	8.6	7.5

Net income	13.8	11.8	13.1	11.2

Three Months Ended September 30, 2012 Compared to Three Months Ended September 30, 2011

Net revenue. Our net revenue for the quarter ended September 30, 2012 was $133.6 million, an increase of $24.7 million, or 22.6%, as compared to net revenue of $108.9 million for the quarter ended September 30, 2011. This increase was primarily due to an increase in ground and online enrollment and, to a lesser extent, increases in the average tuition per student as a result of improved retention and tuition price increases, partially offset by an increase in institutional scholarships. End-of-period enrollment increased 17.5% between September 30, 2012 and September 30, 2011, as ground enrollment increased 46.9%, and online enrollment increased 13.7% over the prior year. We attribute the significant growth in our ground enrollment between years to our increasing brand recognition and the value proposition that our ground traditional campus affords to traditional-aged students and their parents. After scholarships, our ground traditional students pay an amount for tuition, room, board, and fees that is often half to a third of what it costs to attend a private, traditional university in another state and an amount comparable to what it costs to attend the public universities in the state of Arizona as an in-state student. We are anticipating increased pressure on new and continuing enrollments due primarily to the increasing challenges presented in the economy, the impact of new and proposed regulations, and increased competition.

Instructional costs and services expenses. Our instructional costs and services expenses for the quarter ended September 30, 2012 were $57.4 million, an increase of $8.5 million, or 17.2%, as compared to instructional costs and services expenses of $48.9 million for the quarter ended September 30, 2011. This increase was primarily due to increases in employee compensation, faculty compensation, depreciation and amortization expenses, dues, fees subscriptions and other instructional supplies, and other instructional costs and services expenses of $3.8 million, $2.2 million, $1.4 million, $1.4 million, and $3.7 million, respectively. These increases were partially offset by a $4.0 million decrease in bad debt expense. The increase in employee compensation and faculty compensation is primarily due to an increase in headcount (both staff and faculty) needed to provide student instruction and support services to support the increase in enrollments as well as increases in benefit expenses such as medical costs and education benefits. The increase in depreciation and amortization is the result of our continued growth and expansion of the ground traditional campus in order to accommodate the growth in our traditional ground enrollment. We also incurred an increase in dues, fees, subscriptions and other instructional supplies due to increased licensing fees related to educational resources and increased food costs associated with a higher number of residential students. Our instructional costs and services expenses as a percentage of net revenues decreased by 2.0% to 42.9% for the quarter ended September 30, 2012, as compared to 44.9% for the quarter ended September 30, 2011 primarily due to improvements in bad debt expense, partially offset by increases as a percentage of net revenues in employee compensation and related expenses, depreciation and amortization expenses, dues, fees, subscriptions and other instructional supplies, and other instructional costs and services expenses. Bad debt expense decreased as a percentage of net revenues from 8.8% in the third quarter of 2011 to 4.2% in the third quarter of 2012 as a result of improved collections of receivables due from current students between periods due to operational improvements made during 2011 and a reduction in receivables due from former students, primarily as a result of improved retention.

Selling and promotional expenses. Our selling and promotional expenses for the quarter ended September 30, 2012 were $36.5 million, an increase of $5.3 million, or 16.6%, as compared to selling and promotional expenses of $31.2 million for the quarter ended September 30, 2011. This increase is primarily the result of increases in employee compensation and related expenses and advertising of $3.5 million and $1.2 million, respectively. The increase in employee compensation and related expenses is the result of increasing the number of enrollment counselors between years as well as increases in benefit expenses between years such as medical costs and education benefits. The advertising expense increased due to us entering into a new revenue sharing agreement with MindStreams, L.L.C. in the third quarter of 2011. Our selling and promotional expenses as a percentage of net revenue decreased by 1.4% to 27.3% for the quarter ended September 30, 2012, from 28.7% for the quarter ended September 30, 2011. We plan to continue to add additional enrollment counselors in the future, although the number of additional hires as a percentage of the total headcount is expected to remain flat or decrease.

General and administrative expenses. Our general and administrative expenses for the quarter ended September 30, 2012 were $8.6 million, an increase of $1.5 million, or 19.8%, as compared to general and administrative expenses of $7.1 million for the quarter ended September 30, 2011. This increase was primarily due to increases in employee compensation and related expenses of $0.9 million primarily due to increased headcount as well as increases in benefit expenses between years such as medical costs and education benefits. Our general and administrative expenses as a percentage of net revenue decreased by 0.2% to 6.4% for the quarter ended September 30, 2012, from 6.6% for the quarter ended September 30, 2011.

Lease termination fee. In July 2011, the University notified a current landlord of its intent to vacate leased space by the fourth quarter of 2011. As a result, the University was required to pay a termination fee to terminate the lease resulting in $0.9 million of expense in the three months ended September 30, 2011. The termination fee was paid on our behalf by our new landlord. This payment was recorded as an expense in the third quarter of 2011 with the offset being to a deferred liability. The deferred rent liability will be amortized into income over the new lease term.

Income tax expense. Income tax expense for the quarter ended September 30, 2012 was $12.6 million, an increase of $5.0 million, or 64.8%, as compared to income tax expense of $7.6 million for the quarter ended September 30, 2011. Our effective tax rate was 40.5% during the third quarter of 2012 compared to 37.3% during the third quarter of 2011. The increase in the effective tax rate was primarily due to certain non-recurring tax items, which had the effect of decreasing our effective tax rate in the third quarter of 2011 and increasing our effective tax rate in the third quarter of 2012.

Net income. Our net income for the quarter ended September 30, 2012 was $18.5 million, an increase of $5.6 million or 43.5%, as compared to $12.9 million for the quarter ended September 30, 2011, due to the factors discussed above.

Nine Months Ended September 30, 2012 Compared to Nine Months Ended September 30, 2011

Net revenue. Our net revenue for the nine months ended September 30, 2012 was $370.0 million, an increase of $56.3 million, or 17.9%, as compared to net revenue of $313.7 million for the nine months ended September 30, 2011. This increase was primarily due to an increase in ground and online enrollment and, to a lesser extent, increases in the average tuition per student as a result of improved retention and tuition price increases, partially offset by an increase in institutional scholarships. End-of-period enrollment increased 17.5% between September 30, 2012 and September 30, 2011, as ground enrollment increased 46.9%, and online enrollment increased 13.7% over the prior year. We attribute the significant growth in our ground enrollment between years to our increasing brand recognition and the value proposition that our ground traditional campus affords to traditional-aged students and their parents. After scholarships, our ground traditional students pay an amount for tuition, room, board, and fees that is often half to a third of what it costs to attend a private, traditional university in another state and an amount comparable to what it costs to attend the public universities in the state of Arizona as an in-state student. We are anticipating increased pressure on new and continuing enrollments due primarily to the increasing challenges presented in the economy, the impact of new and proposed regulations, and increased competition.

Instructional costs and services expenses. Our instructional costs and services expenses for the nine months ended September 30, 2012 were $161.6 million, an increase of $17.4 million, or 12.1%, as compared to instructional costs and services expenses of $144.2 million for the nine months ended September 30, 2011. This increase was primarily due to increases in employee compensation, faculty compensation, dues, fees, subscriptions and other instructional supplies, depreciation and amortization, program review reserve, arena expense and other instructional compensation and related expenses, of $10.0 million, $4.9 million, $4.5 million, $3.6 million, $3.5 million, $1.4 million, and $3.9 million, respectively. These increases were partially offset by a $14.4 million decrease in bad debt expense. The increase in employee compensation and faculty compensation is primarily due to an increase in headcount (both staff and faculty) needed to provide student instruction and support services to support the increase in enrollments as well as increases in benefit expenses such as medical costs and education benefits. Additionally, in 2011 a reversal of $0.7 million was recorded in employee compensation for amounts accrued in previous periods that were to be paid to non-enrollment employees for students they previously recruited and for which bonuses were to be paid when those students completed 24 credit hours. As a result of our compensation rules that became effective on July 1, 2011, these amounts could no longer be paid. The increase in depreciation and amortization is the result of our continued growth and expansion of the ground traditional campus in order to accommodate the growth in our traditional ground enrollment. The reserve for our program review primarily represents the estimated amounts that will be returned related to certain Pell grants. We also incurred an increase in dues, fees, subscriptions and other instructional supplies due to increased licensing fees related to educational resources and increased food costs associated with a higher number of residential students. Our instructional costs and services expenses as a percentage of net revenues decreased by 2.3% to 43.7% for the nine months ended September 30, 2012, as compared to 46.0% for the nine months ended September 30, 2011 primarily due to improvements in bad debt expense, partially offset by increases as a percentage of net revenues in employee compensation and related expenses, program review reserve, dues, fees, subscriptions and other instructional supplies, depreciation and amortization expense and arena expenses. Bad debt expense decreased as a percentage of net revenues from 8.9% in the nine months ended September 30, 2011 to 3.6% in the nine months ended September 30, 2012 as a result of improved collections of receivables due from current students between periods due to operational improvements made during 2011 and a reduction in receivables due from former students, primarily due to improved retention.

Selling and promotional expenses. Our selling and promotional expenses for the nine months ended September 30, 2012 were $103.8 million, an increase of $15.0 million, or 16.9%, as compared to selling and promotional expenses of $88.8 million for the nine months ended September 30, 2011. This increase is primarily the result of increases in employee compensation and advertising of $9.8 million and $5.2 million, respectively. Employee compensation and related expenses increased as a result of increasing the number of enrollment counselors between years as well as increases in benefit expenses between years such as medical costs and education benefits. Additionally, during the second quarter of 2011, the University reversed $1.5 million of amounts accrued in previous periods that were to be paid to enrollment employees for student they previously recruited and for which bonuses were to be paid when those students completed 24 credit hours. Due to the compensation rule changes effective July 1, 2011, these amounts could no longer be paid. The advertising expense increased due to us entering into a new revenue sharing agreement with MindStreams, L.L.C. in the third quarter of 2011. Our selling and promotional expenses as a percentage of net revenue decreased by 0.3% to 28.0% for the nine months ended September 30, 2012, from 28.3% for the nine months ended September 30, 2011. We plan to continue to add additional enrollment counselors in the future, although the number of additional hires as a percentage of the total headcount is expected to remain flat or decrease.

General and administrative expenses. Our general and administrative expenses for the nine months ended September 30, 2012 were $23.8 million, an increase of $2.8 million, or 13.3%, as compared to general and administrative expenses of $21.0 million for the nine months ended September 30, 2011. This increase was primarily due to increases in employee compensation and related expenses of $2.0 million primarily due to increased headcount as well as increases in benefit expenses between years such as medical costs and education benefits. Our general and administrative expenses as a percentage of net revenue decreased by 0.3% to 6.4% for the nine months ended September 30, 2012, from 6.7% for the nine months ended September 30, 2011.

Lease termination fee. In July 2011, the University notified a current landlord of its intent to vacate leased space by the fourth quarter of 2011. As a result, the University was required to pay a termination fee to terminate the lease resulting in $0.9 million of expense in the three months ended September 30, 2011. The termination fee was paid on our behalf by our new landlord. This payment was recorded as an expense in the third quarter of 2011 with the offset being to a deferred liability. The deferred rent liability will be amortized into income over the new lease term.

Income tax expense. Income tax expense for the nine months ended September 30, 2012 was $31.9 million, an increase of $8.5 million, or 36.3%, as compared to income tax expense of $23.4 million for the nine months ended September 30, 2011. Our effective tax rate was 39.6% during the nine months ended September 30, 2012 compared to 39.9% during the nine months ended September 30, 2011. The effective tax rate in both years was reduced by certain non-recurring tax items, which had the effect of decreasing our effective tax rate in the nine months ended September 30, 2012 and 2011.

Net income. Our net income for the nine months ended September 30, 2012 was $48.5 million, an increase of $13.3 million, or 37.8% as compared to $35.2 million for the nine months ended September 30, 2011, due to the factors discussed above.

Seasonality

Our net revenue and operating results normally fluctuate as a result of seasonal variations in our business, principally due to changes in enrollment. Student population varies as a result of new enrollments, graduations, and student attrition. The majority of our traditional ground students do not attend courses during the summer months (May through August), which affects our results for our second and third fiscal quarters. Since a significant amount of our campus costs are fixed, the lower revenue resulting from the decreased ground student enrollment has historically contributed to lower operating margins during those periods. As we have increased the relative proportion of our online students, this summer effect has recently lessened. However, it is our intent to increase the number of ground traditional students significantly during the next few years. To accomplish this we doubled the number of ground traditional campus enrollment staff during 2011 and significantly increased the number of ground traditional support staff in the Spring and Summer of 2012. Thus, we expect this summer effect was even more pronounced in 2012 and we expect this to continue thereafter. Partially offsetting this summer effect in the third quarter has been the sequential quarterly increase in enrollments that has occurred as a result of the traditional fall school start. This increase in enrollments also has occurred in the first quarter, corresponding to calendar year matriculation. In addition, we typically experience higher net revenue in the fourth quarter due to its overlap with the semester encompassing the traditional fall school start and in the first quarter due to its overlap with the first semester of the calendar year. A portion of our expenses do not vary proportionately with these fluctuations in net revenue, resulting in higher operating income in the first and fourth quarters relative to other quarters. We expect quarterly fluctuation in operating results to continue as a result of these seasonal patterns.

Liquidity and Capital Resources

Liquidity. We financed our operating activities and capital expenditures during the nine months ended September 30, 2012 and 2011 primarily through cash provided by operating activities. Our unrestricted cash and cash equivalents were $69.6 million and $21.2 million at September 30, 2012 and December 31, 2011, respectively. Our restricted cash and cash equivalents at September 30, 2012 and December 31, 2011 were $57.4 million and $56.7 million, respectively.

Based on our current level of operations and anticipated growth, we believe that our cash flow from operations and other sources of liquidity, including cash and cash equivalents and our revolving line of credit, will provide adequate funds for ongoing operations, planned capital expenditures, and working capital requirements for at least the next 24 months. No amounts are borrowed on the $50.0 million revolving line of credit as of September 30, 2012.

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

Since the approval of the initial share repurchase plan, the University has purchased 1,954,525 shares of common shock shares at an aggregate cost of $28.8 million which includes 297,225 shares of common stock at an aggregate cost of $4.9 million during the nine months ended September 30, 2012. At September 30, 2012, there remained $21.2 million available under our current share repurchase authorization.

Cash Flows

Operating Activities. Net cash provided by operating activities for the nine months ended September 30, 2012 was $124.1 million as compared to $65.3 million for the nine months ended September 30, 2011. Cash provided by operating activities in the nine months ended September 30, 2012 and 2011 resulted from our net income plus non-cash charges for bad debts, depreciation and amortization, share-based compensation and improvement in our working capital management.

Investing Activities. Net cash used in investing activities was $74.3 million and $56.1 million for the nine months ended September 30, 2012 and 2011, respectively. Capital expenditures were $73.6 million and $61.5 million for the nine months ended September 30, 2012 and 2011, respectively. In 2012, capital expenditures primarily consisted of the construction costs associated with two additional dormitories, an Arts and Science classroom building and a parking garage to support our increasing traditional student enrollment as well as purchases of computer equipment, other internal use software projects and furniture and equipment. In 2011, capital expenditures primarily consisted of ground campus building projects such as a new dormitory and an events arena to support our increasing traditional ground student enrollment as well as purchases of computer equipment, other internal use software projects and furniture and equipment.

Financing Activities. Net cash used in financing activities was $2.0 million for the nine months ended September 30, 2012 as compared to cash used in financing activities of $23.8 million in the nine months ended September 30, 2011. During the first nine months of 2012, $4.9 million was used to purchase treasury stock in accordance with the University’s share repurchase program and principal payments on notes payable and capital lease obligations totaled $1.8 million, partially offset by $4.3 million of proceeds from the exercise of stock options. During the first nine months of 2011, $22.4 million was used to purchase treasury stock in accordance with the University’s share repurchase program and principal payments on notes payable and capital leases totaled $2.9 million, partially offset by $1.5 million of proceeds from the exercise of stock options.

Contractual Obligations

The following table sets forth, as of September 30, 2012, the aggregate amounts of our significant contractual obligations and commitments with definitive payment terms due in each of the periods presented (in millions):

		Payments Due by Period
	Total	Less than 1 Year (1)	2-3 Years	4-5 Years	More than 5 Years
Long term notes payable	$20.4	$0.4	$3.5	$16.2	$0.3
Capital lease obligations	0.7	0.0	0.2	0.5	0.0
Purchase obligations(2)	48.2	12.3	33.3	2.5	0.1
Operating lease obligations	52.4	1.9	14.5	13.5	22.5

Total contractual obligations	$121.7	$14.6	$51.5	$32.7	$22.9

(1)	Less than one year represents expected expenditures from October 1, 2012 through December 31, 2012.
(2)	The purchase obligation amounts include expected spending by period under contracts that were in effect at September 30, 2012.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have had or are reasonably likely to have a material current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Impact of inflation. We believe that inflation has not had a material impact on our results of operations for the nine months ended September 30, 2012 or 2011. There can be no assurance that future inflation will not have an adverse impact on our operating results and financial condition.

Market risk. On June 30, 2009, we entered into two derivative agreements to manage our 30 Day LIBOR interest exposure from the variable rate debt we incurred in connection with the repurchase of shares of our common stock and the land and buildings that comprise our ground campus, which debt matures in March 2016. The corridor instrument, which hedges variable interest rate risk starting July 1, 2009 through April 30, 2014 with a notional amount of $10.0 million as of September 30, 2012, permits us to hedge our interest rate risk at several thresholds. Under this arrangement, in addition to the credit spread we will pay variable interest rates based on the 30 Day LIBOR rates monthly until that index reaches 4%. If 30 Day LIBOR is equal to 4% through 6%, we will continue to pay 4%. If 30 Day LIBOR exceeds 6%, we will pay actual 30 Day LIBOR less 2%. The interest rate swap commenced on May 1, 2010, continues each month thereafter until April 30, 2014, and has a notional amount of $10.0 million as of September 30, 2012. Under this arrangement, we will receive 30 Day LIBOR and pay 3.245% fixed rate on the amortizing notional amount plus the credit spread.

Except with respect to the foregoing, we have no derivative financial instruments or derivative commodity instruments. We invest cash in excess of current operating requirements in short term certificates of deposit and money market instruments in multiple financial institutions.

Interest rate risk. We manage interest rate risk by investing excess funds in cash equivalents and AAA-rated marketable securities bearing variable interest rates, which are tied to various market indices. Our future investment income may fall short of expectations due to changes in interest rates or we may suffer losses in principal if we are forced to sell securities that have declined in market value due to changes in interest rates. At September 30, 2012, a 10% increase or decrease in interest rates would not have a material impact on our future earnings, fair values, or cash flows. For information regarding our variable rate debt, see “Market risk” above.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective, as of September 30, 2012, in ensuring that material information relating to us required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in reports it files or submits under the Exchange Act is accumulated and communicated to management, including its principal executive officer or officers and principal financial officer or officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

Recent Sales of Unregistered Securities

None.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

On July 28, 2011, our Board of Directors authorized the University to repurchase up to an additional $25 million ($50 million total) of common stock, from time to time, depending on market conditions and other considerations. On July 26, 2012, the Board of Directors extended the expiration date on the repurchase authorization to September 30, 2013. Repurchases occur at the University’s discretion. Repurchases may be made in the open market or in privately negotiated transactions, pursuant to the applicable Securities and Exchange Commission rules. The amount and timing of future share repurchases, if any, will be made as market and business conditions warrant. During the quarter ended September 30, 2012, we repurchased 177,200 shares of our common stock at an aggregate cost of $2.9 million. At September 30, 2012, there remains $21.2 million available under our current share repurchase authorization.

The following table sets forth our share repurchases of common stock during each period in the third quarter of fiscal 2012:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Dollar Value of Shares That May Yet Be Purchased Under the Program
July 1, 2012 – July 31, 2012	77,200	17.03	77,200	$22,813,000
August 1, 2012 – August 31, 2012	100,000	16.32	100,000	$21,181,000
September 1, 2012 – September 30, 2012	—	—	—	$21,181,000
Total	177,200	16.57	177,200	$21,181,000

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

None.

Item 5.	Other Information

We have a policy governing transactions in our securities by directors, officers, employees and others which permits these individuals to enter into trading plans complying with Rule 10b5-1 under the Securities Exchange Act of 1934, as amended. We have been advised that Brian Mueller, our President, Chief Executive Officer and Director; Dr. W. Stan Meyer, our Chief Operating Officer; and Dan Bachus, our Chief Financial Officer and Principal Accounting Officer, each entered into trading plans on September 13, 2012, each of which was in accordance with Rule 10b5-1 and our policy governing transactions in our securities. A 10b5-1 trading plan previously entered into by Brent Richardson, our Executive Chairman, terminated in accordance with its terms on September 7, 2012. Generally, under these trading plans, the individual relinquishes control over the transactions once the trading plan is put into place. Accordingly, sales under these plans may occur at any time, including possibly before, simultaneously with, or immediately after significant events involving the University.

We anticipate that, as permitted by Rule 10b5-1 and our policy governing transactions in our securities, some or all of our directors, officers and employees may establish or terminate trading plans in the future. We intend to disclose the names of executive officers and directors who establish or terminate a trading plan in compliance with Rule 10b5-1 and the requirements of our policy governing transactions in our securities in our future quarterly and annual reports on Form 10-Q and 10-K filed with the Securities and Exchange Commission. We undertake no obligation, however, to update or review the information provided herein, including for revision or termination of an established trading plan, other than in such quarterly and annual reports.

Item 6.	Exhibits

(a) Exhibits

Number	Description	Method of Filing

3.1	Amended and Restated Certificate of Incorporation.	Incorporated by reference to Exhibit 3.1 to Amendment No. 6 to the University’s Registration Statement on Form S-1 filed with the SEC on November 12, 2008.

3.2	Second Amended and Restated Bylaws.	Incorporated by reference to Exhibit 3.1 to the University’s Current Report on Form 8-K filed with the SEC on August 2, 2010.

4.1	Specimen of Stock Certificate.	Incorporated by reference to Exhibit 4.1 to Amendment No. 2 to the University’s Registration Statement on Form S-1 filed with the SEC on September 29, 2008.

4.2	Amended and Restated Investor Rights Agreement, dated September 17, 2008, by and among Grand Canyon Education, Inc. and the other parties named therein.	Incorporated by reference to Exhibit 4.2 to Amendment No. 2 to the University’s Registration Statement on Form S-1 filed with the SEC on September 29, 2008.

10.1	Amended and Restated Employment Agreement, dated July 30, 2012, by and between Grand Canyon Education, Inc. and Brian E. Mueller†.	Incorporated by reference to Exhibit 10.1 to the University’s Quarterly Report on Form 10-Q filed with the SEC on August 6, 2012.

10.2	Amended and Restated Employment Agreement, dated July 30, 2012, by and between Grand Canyon Education, Inc. and W. Stan Meyer†.	Incorporated by reference to Exhibit 10.2 to the University’s Quarterly Report on Form 10-Q filed with the SEC on August 6, 2012.

10.3	Amended and Restated Employment Agreement, dated July 30, 2012, by and between Grand Canyon Education, Inc. and Daniel E. Bachus†.	Incorporated by reference to Exhibit 10.3 to the University’s Quarterly Report on Form 10-Q filed with the SEC on August 6, 2012.

10.4	Amended and Restated Employment Agreement, dated July 30, 2012, by and between Grand Canyon Education, Inc. and Joseph N. Mildenhall†.	Incorporated by reference to Exhibit 10.4 to the University’s Quarterly Report on Form 10-Q filed with the SEC on August 6, 2012.

10.5	Amended and Restated Employment Agreement, dated July 30, 2012, by and between Grand Canyon Education, Inc. and Dr. Kathy Player†.	Incorporated by reference to Exhibit 10.5 to the University’s Quarterly Report on Form 10-Q filed with the SEC on August 6, 2012.

31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. ††	Furnished herewith.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. ††	Furnished herewith.

†	Indicates a management contract or any compensatory plan, contract or arrangement.
††	This certification is being furnished solely to accompany this report pursuant to 18 U.S.C. Section 1350, and is not being filed for purposes of Section 18 of the Exchange Act, and is not to be incorporated by reference into any filings of the University, whether made before or after the date hereof, regardless of any general incorporation language in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GRAND CANYON EDUCATION, INC.

Date: November 1, 2012	By:	/s/ Daniel E. Bachus
Daniel E. Bachus
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)