Form 10-K
period 2012-12-31
Grand Canyon Education, Inc.
filed 2013-02-19
CIK 1434588

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2012

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

None

(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☒    No  ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act).    Yes  ☐    No  ☒

The total number of shares of common stock outstanding as of February 11, 2013 was 44,657,860.

As of June 29, 2012, the last business day of the registrant’s most recently completed second fiscal quarter, the registrant’s common stock was listed on the NASDAQ Global Market. As of June 29, 2012, the aggregate market value of the registrant’s common stock held by non-affiliates was approximately $913.9 million.

DOCUMENTS INCORPORATED BY REFERENCE

Certain portions of the registrant’s Definitive Proxy Statement for its 2013 Annual Meeting of Stockholders (which is expected to be filed with the Commission within 120 days after the end of the registrant’s 2012 fiscal year) are incorporated by reference into Part III of this Report.

GRAND CANYON EDUCATION, INC.

FORM 10-K

Special Note Regarding Forward-Looking Statements

This Annual Report on Form 10-K, including Item 1, Business; Item 1A, Risk Factors; and Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, contains certain “forward-looking statements,” which include information relating to future events, future financial performance, strategies, expectations, competitive environment, regulation, and availability of resources. These forward-looking statements include, without limitation, statements regarding proposed new programs; statements as to whether regulatory developments or other matters may or may not have a material adverse effect on our financial position, results of operations, or liquidity; statements concerning projections, predictions, expectations, estimates, or forecasts as to our business, financial and operational results, and future economic performance; and statements of management’s goals and objectives and other similar expressions concerning matters that are not historical facts. Words such as “may,” “should,” “could,” “would,” “predicts,” “potential,” “continue,” “expects,” “anticipates,” “future,” “intends,” “plans,” “believes,” “estimates” and similar expressions, as well as statements in future tense, identify forward-looking statements.

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

•

the results of the ongoing program review being conducted by the Department of Education of our compliance with Title IV program requirements, and possible fines, repayments, or other administrative sanctions resulting therefrom;

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

Overview

We are a regionally accredited provider of postsecondary education services focused on offering graduate and undergraduate degree programs in our core disciplines of education, healthcare, business, and liberal arts. We offer programs online, on ground at our approximately 115 acre traditional campus in Phoenix, Arizona, and onsite at facilities we lease and at facilities owned by third party employers. We are committed to providing an academically rigorous educational experience with a focus on professionally relevant programs that meet the objectives of our students. We utilize an integrated, innovative approach to marketing, recruiting, and retaining students, which has enabled us to increase enrollment to approximately 52,300 students at December 31, 2012. At December 31, 2012, 85.5% of our students were enrolled in our online programs, and, of our online and professional studies students, 41.9% were pursuing masters or doctoral degrees. At December 31, 2012, our ground enrollment was approximately 7,600.

As a principal part of our business, we focus on educating working adults, whom we define as students age 25 or older who are pursuing a degree while employed. As of December 31, 2012, approximately 90.5% of our online and professional studies students were age 25 or older. We believe that working adults are attracted to the convenience and flexibility of our online programs because they can study and interact with faculty and classmates during times that suit their schedules. We also believe that working adults, particularly those who have some college experience, represent an attractive student population because they are better able to finance their education, more readily recognize the benefits of a postsecondary degree, and have higher persistence and completion rates than students generally.

In 2012, we continued to increase the number of students in attendance at our expanding traditional ground campus. We believe our strong campus presence in Arizona is a key branding tool that is attractive to many students. We are able to provide traditional ground students an opportunity to earn an education at a private, Christian-oriented university at rates equivalent to those of a state funded university. We plan to increase enrollment growth for our traditional campus over the next few years, and seek to have 12,000 traditional ground students in attendance at the beginning of our 2015-2016 academic year. In November 2012, we accepted an invitation to become a member of the Division I Western Athletic Conference beginning with the 2013-2014 academic year, and in 2013 we will begin a four-year process to reclassify our NCAA membership from Division II to Division I. During the reclassification process we will be considered a Division I university and play full conference schedules but will be ineligible to compete for national championships which, for example, precludes us from playing in the end-of-year NCAA basketball tournament during that period of time.

We have experienced significant growth in enrollment, net revenue, and operating income over the last several years. Our enrollment at December 31, 2012 was approximately 52,300, representing an increase of approximately 19.1% over our enrollment at December 31, 2011. Our net revenue and operating income for the year ended December 31, 2012 were $511.3 million and $114.1 million, respectively, representing increases of 19.8% and 38.8%, respectively, over the year ended December 31, 2011. Our net revenue and operating income for the year ended December 31, 2011 were $426.7 million and $82.2 million, respectively, representing increases of 10.7% and 41.2%, respectively, over the year ended December 31, 2010. We seek to achieve continued growth in a manner that reinforces our reputation for providing academically rigorous, professionally-relevant educational programs that advance the educations and careers of our students.

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

In late 2003, the school’s Board of Trustees initiated a process to evaluate alternatives as a result of the school’s poor financial condition and, in February 2004, a group of investors acquired the assets of the school and converted the school into a for-profit institution.

Our Approach to Academic Quality

Some of the key elements that we focus on to promote a high level of academic quality include:

•	Academically rigorous, professionally relevant curricula. We create academically rigorous curricula that are designed to enable all students to gain the foundational knowledge, professional competencies, and demonstrable skills required to be successful in their chosen fields. Our curriculum is designed and delivered by faculty and industry-specific subject-matter experts that are committed to high quality, rigorous education and professional preparedness. We design our curricula to address specific objectives that pre-career and working-adult students need and are seeking. Through this combination, we believe that we produce graduates that can compete with integrity and become leaders in their chosen fields.

•	Qualified faculty. We demonstrate our commitment to high quality education by hiring qualified faculty with relevant practical experience. Substantially all of our current faculty members hold at least a master’s degree in their respective fields and approximately 30% of our faculty members hold doctoral degrees. Faculty members are able to integrate pertinent and useful experiences from their professional careers into the courses they teach. We invest in the professional development of our faculty members by providing training in traditional and online teaching techniques, hosting events and discussion forums that foster sharing of best practices, and continually assessing teaching effectiveness through assessment, peer reviews, and student evaluations.

•	Centralized program design and curriculum development. We employ a highly collaborative curriculum development process to ensure a consistent learning experience with frequent faculty-student interaction in our courses. We thereafter continuously review our programs in an effort to ensure that they remain consistent, up-to-date, relevant, and effective in producing the desired learning outcomes. We also regularly review student surveys to identify opportunities for course modifications and upgrades.

•	Effective student services. We establish teams comprised of enrollment, academic and finance personnel that act as the primary support contact point for each of our students, beginning at the application stage and continuing through graduation. In recent years, we have also concentrated on improving the technology used to support student learning, including delivering a new online learning platform and further improving student services through the implementation of online interfaces. As a result, many of our support services, including academic, administrative, library, and career services, are accessible online, generally allowing users to access these services at a time and in a manner that is convenient to them.

•	Continual academic oversight. We have centralized the assessment functions for all of our programs through our Office of Assessment, which continuously evaluates the desired learning outcomes for each of our programs. We continuously assess outcomes data to determine whether our students graduate with the knowledge, competencies, and skills that are necessary to succeed in the workplace. The Office of Assessment also initiates and manages periodic examinations of our curricula by internal and external reviewers to evaluate and verify program quality and workplace applicability. Based on these processes and student feedback, we determine whether to modify or discontinue programs that do not meet our standards or market needs, or to create new programs. The Office of Assessment also oversees assessment of mission-based competencies.

We also offer the following features in an effort to enrich the academic experience of current and prospective students:

•	Flexibility in program delivery. We seek to meet market demands by providing students with the flexibility to take courses exclusively online or to combine online coursework with various campus and onsite options. For example, based on market demand, particularly in connection with our nursing programs, we have established satellite locations at multiple hospitals that allow nursing students to take clinical courses onsite while completing other course work online. We have established similar onsite arrangements with other major employers, including schools and school districts through which students can pursue student teaching opportunities. This flexibility raises our profile among employers, encourages students to take and complete courses, and eliminates inconveniences that tend to lessen student persistence.

•	Small class size. At December 31, 2012, 95% of our online and professional studies classes had 25 or fewer students. These class sizes provide each student with the opportunity to interact directly with course faculty and to receive individualized feedback and attention while also affording our faculty with the opportunity to engage proactively with a manageable number of students. We believe this interaction enhances the academic quality of our programs by promoting opportunities for students to participate actively and thus build the requisite knowledge, competencies, and skills.

Accreditation and Program Approvals

We believe that the quality of our academic programs is evidenced by our college- and program-specific accreditations and approvals. Grand Canyon University has been continuously accredited by the Higher Learning Commission and its predecessor since 1968, most recently obtaining reaccreditation in 2007 for the ten-year period through 2017. We are licensed in Arizona by the Arizona State Board for Private Postsecondary Education. In addition, we have obtained the following specialized accreditations and approvals for our core program offerings:

College	Specialized Accreditations and Program Approvals	Current Period

College of Nursing and Health Care Professions	• The Commission on Collegiate Nursing Education accredits our Bachelor of Science in Nursing and Master of Science in Nursing degree programs.	2006 – 2016 (B.S.) 2011 – 2021 (M.S.)

	• The Arizona State Board of Nursing approves our Bachelor of Science in Nursing and Master of Science in Nursing degree programs.	2006 – 2016 (B.S.) 2011 – 2021 (M.S.)

	• The Commission on Accreditation of Athletic Training Education accredits our Athletic Training Program.	2008 – 2013

College of Education

• The Arizona State Board of Education approves our College of Education to offer Institutional Recommendations for the certification of elementary, secondary, and special education teachers (B.S./M.Ed.) and school principals (M.Ed.).

2010 – 2013 (teacher) 2010 – 2013 (principal)

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

2007 – 2017

College of Fine Arts and Production

• The Arizona State Board of Education approves the College of Fine Arts and Production to offer programs leading to initial teacher licensure in the area of arts education for the elementary and secondary levels.

2012 – 2014

Our regional accreditation with the Higher Learning Commission, and our specialized accreditations and approvals for our core programs, reflect the quality of, and standards we set for, our programs, enhance their marketability, and improve the employability of our graduates.

Curricula

We offer the degrees of Doctor of Education, Doctor of Business Administration, Doctor of Philosophy, Master of Arts, Master of Education, Master of Business Administration and Executive Master of Business Administration, Master of Public Administration, Master of Public Health, Master of Science, Bachelor of Arts, and Bachelor of Science and a variety of programs leading to each of these degrees. Many of our degree programs also offer a selection of emphases. We also offer certificate programs, which consist of a series of courses focused on a particular area of study, for students who seek to enhance their skills and knowledge.

We offer our academic programs through our seven distinct colleges:

•	the College of Nursing and Health Care Professions, which, as a result of, among other things, the strong pass rates of our Bachelor of Science in Nursing (pre-licensure) students on the National Council Licensure Examination (“NCLEX”), has a strong reputation within the Arizona nursing community and is the largest nursing program in Arizona when considering total college enrollment (bachelor and masters students);

•	the College of Doctoral Studies, which utilizes innovative technology, collaboration, and learning communities to develop expert practitioners and researchers who can become leaders in the disciplines and communities they serve;

•	the College of Arts and Sciences, which develops and provides many of the general education course requirements in our other colleges and also serves as one of the vehicles through which we offer programs in additional targeted disciplines;

•	the College of Education, which has greater than a 60-year history as one of Arizona’s leading teacher’s colleges and consistently graduates teachers who meet or exceed state averages on the Arizona Educator Proficiency Assessment exams;

•	the Ken Blanchard College of Business, which has a well-known brand among our target student population, an advisory board that includes nationally recognized business leaders, and a reputation for offering professionally relevant degree programs, including an Executive MBA and programs in leadership, business, and entrepreneurship;

•	the College of Fine Arts and Production, which was reintroduced in 2010 and which continues the long and highly regarded tradition that the University has in the Fine Arts; and

•	the College of Theology, which was launched in 2012 and serves as one of the many vehicles through which the University affirms its Christian heritage.

We license the right to utilize the name of Ken Blanchard in connection with our business school and Executive MBA Programs and the name of Jerry Colangelo in connection with our Colangelo School of Sports Business that we operate within the business school.

Under the overall leadership of our senior academic affairs personnel and the deans of the individual colleges, each of the colleges organizes its academic programs through various departments and schools. At December 31, 2012, we offered 114 academic degree program and emphasis combinations, as follows:

College of Arts and Sciences		College of Education

Degree Program	Emphasis	Degree Program	Emphasis
Master of Science

• Addiction Counseling

• Criminal Justice — Law Enforcement

• Criminal Justice — Legal Studies

• Professional Counseling

• Psychology — General Psychology

• Psychology — Industrial and Organizational Psychology

Master of Arts Master of Education

• Teaching — Professional Learning Communities (AP/CPE)

• Teaching —Teacher Leadership (AP/CPE)

• Curriculum and Instruction: Reading — Elementary (AP/CPE)

• Curriculum and Instruction: Reading — Secondary (AP/CPE)

• Curriculum and Instruction: Technology (AP/CPE)

• Early Childhood Education (IP/ TL)

• Early Childhood Education (IP/Non-TL)

• Educational Administration (AP/PL)

• Educational Leadership (AP/CPE)

• Elementary Education (IP/ TL)

• Elementary Education (IP/ Non-TL)

• Secondary Education (IP/ TL)

• Secondary Education (IP/ Non-TL)

• Special Education for Certified Special Educators (AP/CPE)

• Special Education: Cross Categorical (IP/ TL)

• Special Education: Cross-Categorical (IP/Non-TL)

• Teaching English to Speakers of Other Languages (AP/CPE)

Bachelor of Arts	• Communications • English Literature • History
Bachelor of Science

• Addiction, Chemical Dependency, and Substance Abuse

• Biology — Pre-Medicine*

• Biology — Pre-Pharmacy*

• Biology — Pre-Physical Therapy*

• Biology — Pre-Physician Assistant*

• Exercise Science — Health Education*

• Exercise Science — Physical Education*

• Exercise Science — Pre-Physical Therapy*

• Forensic Science

• Justice Studies

• Psychology

• Sociology

College of Doctoral Studies

Doctor of Education

• Organizational Leadership — Behavioral Health

• Organizational Leadership — Christian Ministry

• Organizational Leadership — Higher Education Leadership

• Organizational Leadership — Instructional Leadership

• Organizational Leadership — K-12 Leadership

• Organizational Leadership — Organizational Development

• Organizational Leadership — Special Education

Bachelor of Science

• Early Childhood Education

• Elementary Education — English

• Elementary Education — Math

• Elementary Education — Science

• Elementary/Special Education

• Secondary Education — Biology*

• Secondary Education — Business Education

• Secondary Education — Chemistry*

• Secondary Education — English

• Secondary Education — Mathematics

• Secondary Education — Physical Education*

• Secondary Education — Social Studies

Doctor of Business Administration	• Management

Doctor of Philosophy

• General Psychology — Cognition and Instruction

• General Psychology — Industrial and Organizational Psychology

• General Psychology — Integrating Technology, Learning, and Psychology

• General Psychology — Performance Psychology

College of Fine Arts and Production		College of Theology

Degree Program	Emphasis	Degree Program	Emphasis
Bachelor of Arts

• Dance Education*

• Digital Design — Animation*

• Digital Design — Web Design*

• Digital Film — Production

• Digital Film — Screenwriting

• Music Education*

• Music Education — Instrumental*

• Music — Piano*

• Music — Voice*

• Theatre and Drama*

• Theatre Education*

		Master of Arts	• Christian Studies — Christian Leadership • Christian Studies — Pastoral Ministry • Christian Studies — Urban Ministry • Christian Studies — Youth Ministry
		Bachelor of Arts	• Christian Studies • Christian Studies – Biblical Studies • Christian Studies – Youth Ministry
Ken Blanchard College of Business
Ken Blanchard Executive MBA

College of Nursing and Health Care Professions		Master of Business Administration	• Accounting • Finance • Health Systems Management • Leadership • Marketing • Strategic Human Resources Management
Master of Science

• Health Care Administration

• Health Care Informatics

• Nursing — Acute Care Nurse Practitioner

• Nursing — Clinical Nurse Specialist*

• Nursing — Family Nurse Practitioner*

• Nursing — Healthcare Informatics

• Nursing — Leadership in Healthcare Systems

• Nursing — Nursing Education

• Nursing — Public Health

		Master of Public Administration	• Government and Policy • Health Care Management
		Master of Science	• Accounting • Leadership • Leadership — Disaster Preparedness & Executive Fire Leadership

Master of Public Health		Bachelor of Science

• Accounting

• Business Administration

• Business Administration – Business Intelligence

• Business Management

• Entrepreneurial Studies

• Finance and Economics

• Marketing

• Public Safety and Emergency Management

• Public Safety Administration

• Sports Management

Bachelor of Science	• Athletic Training* • Health Care Administration • Health Science: Professional Development and Advanced Patient Care • Nursing

*	Indicates program is offered on ground only

We have established relationships with health-care systems, school districts, emergency-services providers, and other employers through which we offer programs onsite to provide flexibility and convenience to students and their employers. For example, for our nursing programs, we offer clinical courses onsite at hospitals and other health-care centers with which we have partnerships, and also arrange to allow these students to complete their clinical work onsite.

We currently offer our ground-based programs to traditional students through three 16-week semesters in a calendar year and to online students in five, seven or eight week courses throughout the calendar year. Traditional students generally enroll in three or four courses per semester while online students typically concentrate on one course at a time. We require our online students to be actively engaged in their online student classroom at least three or four times each week, depending on the content and degree level of the class, in order to maintain an active dialogue with their professors and classmates. Our online programs provide a digital record of student interactions for the course instructor to assess students’ levels of engagement and demonstration of required competencies.

New Program Development

We typically investigate market demand and review proposals developed by faculty, staff, students, alumni, or partners to aid us in the identification of potentially new degree programs or emphasis areas. We then perform an analysis of the consistency of the proposed program or emphasis with our mission, long-term demand, and development costs. If, following this analysis, the Business Development Committee decides to proceed with a new program, our college faculty and administrators approve subject-matter experts with whom our Curriculum Design and Development Team members, including instructional designers, curriculum developers, and editors, work to design the program so that it is consistent with our academically rigorous, professionally oriented program standards. The program is then reviewed by the dean of the applicable college, the Program Standards and Evaluation Committee, the Academic Affairs Committee, and finally, our Provost and Chief Academic Officer. Upon accreditation and regulatory approval, the subject matter experts develop course syllabi, and our Marketing Department creates a marketing plan to publicize the new program. Our average program development process is six months from proposal to course introduction. The development process is typically longer if we are expanding into a new field or offering a new level of degree.

Assessment

Our Office of Assessment serves as our central resource for measuring learning outcomes and student satisfaction and driving systematically engineered and data-driven continuous-improvement cycles for updating our curricula. Among other things, the assessment team reviews student course satisfaction surveys; analyzes archived student assignments to assess whether a given program is developing students’ foundational knowledge, professional competencies, and skills to achieve the expected learning outcomes; and provides feedback as to program effectiveness. Based on this data and the conclusions of the assessment team, we modify programs as necessary to meet our student satisfaction and educational development standards.

Faculty

Our faculty includes full-time faculty and adjunct faculty whom we employ to teach on a course-by-course basis for a specified fee. During our Fall 2012 semester, 52% of the seats on our ground traditional campus were taught by full-time faculty with the remaining seats taught by adjunct faculty. Our intention is that the percentage of seats taught by full-time faculty will increase to 70% of all seats by the Fall semester of 2014. In the fourth quarter of 2011, 20.6% of our students in online classes were taught by full-time faculty. This increased to 23.2% in the fourth quarter of 2012. The remaining courses are primarily taught by adjunct faculty. Our current faculty members hold at least a master’s degree in their respective fields and approximately 30% of our faculty members hold doctoral degrees.

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

Student Support Services

Encouraging students that enter Grand Canyon University to complete their degree programs is critical to the success of our business. We focus on developing and providing resources that simplify the student enrollment process, acclimate students to our programs and our online environment, support the student educational experience, and track student performance toward degree completion. Many of our support services, including academic, administrative, and library services, are accessible online and are available to our online and ground students, allowing users to access these services at a time and in a manner that is generally convenient to them. The student support services we provide include:

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

Library services. We provide a mix of online and ground resources, services, and instruction to support the educational and research endeavors of all students, faculty, and staff, including ground and online libraries and a qualified library staff that is available to help faculty and students with research, teaching, and library resource instruction. Collectively, our library services meet, or exceed, the requirements set by relevant accrediting bodies for us to offer undergraduate, master’s, and doctoral programs.

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

Technology support services. We provide online technical support 18 hours per day during the week and 17 hours per day on weekends to help our students remedy technology-related issues. We also provide online tutorials and “Frequently Asked Questions” for students who are new to online coursework.

Marketing, Recruitment, Admissions and Retention

Marketing. We engage in a range of marketing activities designed to position us as a provider of academically rigorous, professionally relevant educational programs, build strong brand recognition in our core disciplines, differentiate us from other educational providers, raise awareness among prospective students, generate enrollment inquiries, and stimulate student and alumni referrals. We target our online programs to working adults focused on program quality, convenience, and career advancement goals. We target our ground programs to traditional college students, working adults seeking a high quality education in a traditional college setting, and working adults seeking to take classes with a cohort onsite at our leased facilities or at their employer’s facility. In marketing our programs to prospective students, we emphasize the value of the educational experience and the academic rigor and professional relevancy of the programs, as well as the cost of the program. We believe this approach reinforces the qualities that we want associated with our brand and also attracts students who tend to be more persistent in starting and finishing their programs.

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

Admissions. Admission to Grand Canyon University is available to qualified students who are at least 16 years of age. Undergraduate applicants may qualify in various ways, including by having a high school diploma, certain minimum grade point average levels, a composite score of 920 or greater on the Scholastic Aptitude Test, a composite score of 19 or greater on the ACT test, or a passing cumulative score of 2,587 or greater on the General Education Development (GED) tests. Some of our programs require a higher grade point average and/or other criteria to qualify for admission. Applicants to our graduate programs must generally have an undergraduate degree from an accredited college, university, or program with a grade point average of 2.8 or greater, or a graduate degree from an accredited college, university, or program. In addition, some students who do not meet the qualifications for admission may be admitted at our discretion. A student being considered for such admission may be asked to submit additional information such as personal references and an essay addressing academic history. Students may also need to schedule an interview to help clarify academic goals and help us make an informed decision.

Retention. A key component in retaining our students is providing an outstanding learning experience. We feel that our team-based, proactive approach to recruitment and enhanced student services results in increased retention due to our systematic approach to contacting students at key milestones during their enrollment, providing encouragement and highlighting their achievements. Our financial advisors proactively assist each student with the student’s selection of an appropriate payment option, and monitor the student’s progress and account balance to ensure a smooth financial aid experience and to help ensure our students are well prepared for the financial obligations they incur. Our academic advisors assist students with their academic schedules and regularly monitor “triggering events,” such as the failure to participate in the classroom or failure to matriculate in a timely manner, which signal that a student may be at-risk for dropping out. Upon identifying an at-risk student, academic advisors proactively interact with the student to resolve any issues and encourage the student to continue with his or her program. We have found that personally involving our employees in the student educational process, and proactively seeking to resolve issues before they become larger problems, can significantly increase retention rates among students. These frequent interactions between financial and academic advisors and students are a key component to our retention strategy.

Enrollment

At December 31, 2012, we had 52,292 students enrolled in our courses, of which 44,690, or 85.5%, were enrolled in our online programs, and 7,602, or 14.5%, were enrolled in our ground programs. Of our students in online programs, which were geographically distributed throughout all 50 states of the United States, and Canada, and in professional studies programs, 90.5% were age 25 or older. Of our traditional on-campus students, 82.8% were under age 25 and, although we draw students from throughout the United States, a substantial majority were from Arizona.

The following is a summary of our student enrollment at December 31, 2012 and December 31, 2011 (which included fewer than 700 students pursuing non-degree certificates) by degree type and by instructional delivery method:

	December 31, 2012(1)		December 31, 2011(1)
	# of Students	% of Total	# of Students	% of Total
Graduate degree (2)	19,395	37.1%	17,175	39.1%
Undergraduate degree	32,897	62.9%	26,742	60.9%

Total	52,292	100.0%	43,917	100.0%

	December 31, 2012(1)		December 31, 2011(1)
	# of Students	% of Total	# of Students	% of Total
Online(3)	44,690	85.5%	38,918	88.6%
Ground (4)	7,602	14.5%	4,999	11.4%

Total	52,292	100.0%	43,917	100.0%

(1)	Enrollment at December 31, 2012 and 2011 represents individual students who attended a course during the last two months of the calendar quarter.
(2)	Includes 3,065 and 1,924 students pursuing doctoral degrees at December 31, 2012 and 2011, respectively.
(3)	As of December 31, 2012 and 2011, 41.9% and 42.8%, respectively, of our online and professional studies students were pursuing graduate or doctoral degrees.
(4)	Includes our traditional on-campus students, as well as our professional studies students.

Tuition and Fees

For the 2012-13 academic year (the academic year that began in May 2012), our prices per credit hour range from $350 to $465 for undergraduate online and professional studies courses, $495 to $600 for graduate online courses, $630 for doctoral online programs, and $688 for undergraduate courses for ground students. For our active duty and active reserve online and professional studies students, our prices per credit hour are $250 for undergraduate, $400 for graduate courses and $599 for doctoral courses. The overall price of each course varies based upon the number of credit hours per course (with most courses representing four credit hours), the degree level of the program, and the discipline. In addition, we charge a fixed $8,250 “block tuition” for undergraduate ground students taking between 12 and 18 credit hours per semester, with an additional $688 per credit hour for credits in excess of 18. A traditional undergraduate degree typically requires a minimum of 120 credit hours. The minimum number of credit hours required for a master’s degree and overall cost for such a degree varies by program, although such programs typically require approximately 36 credit hours. The doctoral program requires approximately 60 credit hours.

Based on current tuition rates, tuition for a full program would generally equate to between $17,340 and $24,480 for an online master’s program, between $42,000 and $55,800 for a full four-year online bachelor’s program, $37,800 and $39,700 for a full doctoral program, and approximately $66,000 for a full four-year bachelor’s program taken on our ground campus. The tuition amounts referred to above assume no reductions for transfer credits or scholarships, which many of our students utilize to reduce their total program costs. For the years ended December 31, 2012, 2011 and 2010, our revenue was reduced by approximately $94.3 million, $73.6 million and $55.8 million, respectively, as a result of scholarships that we offered to our students. The increase in scholarships reflects our increased revenues and our resulting increased use of scholarships (especially academic scholarships), to attract high performing students to our ground traditional campus.

We have established a refund policy for tuition and fees based upon individual course start dates. Under our policy, for courses offered through a non-traditional modality, generally if a student drops or withdraws from a course before the course begins, 100% of the charges for tuition and fees are refunded. If a student drops or withdraws from a course during the first week of the course, 75% of the charges for tuition are refunded. If a student drops or withdraws from a course during or after the second week of a course, tuition charges and fees are not refunded. All fees, including materials fees, are non-refundable for non-traditional students after the start of a course. We will refund tuition and fees according to the above policy unless a student attending courses online is a resident of a state that requires us to comply with different, state specific guidelines. For traditional students attending 16-week courses, generally if a student withdraws before the course begins, 100% of the charges for tuition and fees are refunded. If a student withdraws during the first week of the course, 90% of the charges for tuition are refunded and instructional fees and ground campus-related fees are refunded. If a student drops or withdraws from a course during the second week of a course, 75% of the tuition charges are refunded but all fees are non-refundable. If a student drops during the third week of a course, 50% of the tuition charges are refunded and during or after the fourth week, there are no refunds for tuition charges. Fees charged by us include graduation fees as well as fees for access to certain educational resources such as online materials. This tuition and fees refund policy is different from, and applies in addition to, the return of Title IV funds policy we are required to follow as a condition of our participation in the Title IV programs.

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

During fiscal 2012 and 2011, we derived approximately 80.3% and 80.2%, respectively, of our net revenues (calculated on a cash basis in accordance with Department of Education standards currently in effect) from tuition financed under the Title IV programs. The primary Title IV programs that our students receive funding from are the Federal Direct Loan program or FDL Program, and the Federal Pell Grant, or Pell, Program.

Student loans administered through the FDL Program are currently the most significant source of U.S. federal student aid. There are two types of federal student loans: subsidized loans, which are based on the U.S. federal statutory calculation of student need, and unsubsidized loans, which are not need-based. Neither type of student loan is based on creditworthiness although annual and aggregate loan limits apply based on a student’s grade level. Students are not responsible for interest on subsidized loans while the student is enrolled in school. Students are responsible for the interest on unsubsidized loans while enrolled in school, but have the option to defer payment while enrolled. Repayment on federal student loans begins six months after the date the student ceases to be enrolled. The loans are repayable over the course of 10 years and, in some cases, longer. Both graduate and undergraduate students are eligible for loans. During 2012, federal student loans (both subsidized and unsubsidized) represented approximately 84.6% of the gross Title IV funds that we received.

Grants under the Pell Program (Pell Grants) are awarded based on need and only to undergraduate students who have not earned a bachelor’s or professional degree. Unlike loans, Pell Grants are not repayable. During fiscal year 2012, Pell Grants represented approximately 14.1% of the gross Title IV funds that we received. The eligibility requirements for, and the maximum amount available under, Pell Grants increased in 2010, but did not increase in 2011 over 2010 levels. For the 2012-2013 award year, the maximum amount available under Pell Grants was maintained but the maximum income that makes an applicant for Title IV Program funds eligible for an automatic zero Expected Family Contribution was reduced from $32,000 to $23,000.

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

Other financial aid programs. In addition to the Title IV programs listed above, eligible students may participate in several other financial aid programs or receive support from other governmental sources. These include veterans educational benefits administered by the U.S. Department of Veterans Affairs and state financial aid programs. During fiscal 2012 and 2011, we derived an immaterial amount of our net revenue from tuition financed by such programs.

Private loans. Some of our students also use private loan programs to help finance their education. Students can apply to a number of different lenders for private loans at current market interest rates. Private loans are intended to fund a portion of students’ cost of education not covered by the Title IV programs and other financial aid. During fiscal 2012 and 2011, payments derived from private loans constituted less than 1% of our net revenues for each year, respectively.

Other sources. We derived the remainder of our net revenue from tuition that is self-funded or attributable to employer tuition reimbursements.

Technology Systems and Management

We believe that we have established secure, reliable, scalable technology systems that provide a high quality online educational environment and that give us the capability to substantially grow our online and traditional programs and enrollment.

Online course delivery and management. Historically, we have used the ANGEL Learning Management Suite as our online learning management system. ANGEL is a web-based system and collaboration portal that stores, manages, and delivers course content; provides interactive communication between students and faculty; enables assignment uploading; and supplies online evaluation tools. The system also provides centralized administration features that support the implementation of policies for content format and in-classroom learning tools. During 2010, we entered into an agreement with an affiliated entity to develop a new learning management system for our use. Through this agreement, we prepaid perpetual license fees, acquired source code rights for the software developed, and prepaid maintenance and service fees for the first seven years of use, for an aggregate amount of $4.9 million. We began converting our students to this new learning management platform, called LoudCloud, in October of 2011. By August of 2012 all online nontraditional students had migrated to the LoudCloud platform. We anticipate the remaining ground students and cohorts will fully transition by August of 2013.

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

Ground Campus

We own our ground campus, which is located on approximately 115 acres in the center of the Phoenix, Arizona metropolitan area, near downtown Phoenix. Our on-campus facilities currently consist of 5 classroom buildings, four lecture halls, a 300-seat theater, a 155,000-volume library, a media arts complex that provides communications students with audio and video equipment, a 55,000 square foot recreation center for both student-athletes and on-campus students, a 140,000 square foot/ 5,000 seat basketball and entertainment arena, a gymnasium, an activity center that contains a food court, a bowling alley and other student services, a student union, five dormitories, apartments, athletic facilities and a parking garage with 1,630 parking spaces. Additionally, we have several office buildings used for administration, including a recently renovated office complex adjacent to our campus. In 2013, in order to accommodate the continued growth of our traditional ground population, we expect to build two dormitories and to renovate our food service facilities and library.

We have 22 intercollegiate athletic teams that currently compete in Division II of the National Collegiate Athletic Association (“NCAA”). Our athletic facilities include the University Arena (a 5,000 seat venue for all men’s and women’s basketball games plus select other GCU athletic competitions, concerts, speakers and other events), and a competition/practice gymnasium, which accommodates basketball, volleyball, and wrestling competitive events. In addition, the University’s 55,000 square foot student recreation center has state of the art training facilities for our 400 student-athletes plus practice space and locker rooms for men’s and women’s basketball and wrestling. Our baseball, softball, track and field, soccer and lacrosse programs utilize on-campus practice and competition sites. Golf, tennis, cross-country and swimming programs utilize off-campus sites for practice and competition. We won the 2011-2012 Learfield Sports Directors Cup as the top overall NCAA Division II intercollegiate athletic program based on the combined success in all of the sports we competed in. In the 2011-2012 year, our men’s indoor track and field team won the NCAA Division II national championship and 16 of our sports teams advanced into NCAA postseason competition. Historically, our baseball program has produced 14 Major League Baseball players while the men’s basketball program has produced a pair of NBA players. Baseball, basketball, tennis and soccer have combined to produce nine National Association of Intercollegiate Athletics (“NAIA”) or NCAA National Championship teams in prior years. In November 2012, we accepted an invitation to become a member of the Division I Western Athletic Conference beginning with the 2013-2014 academic year, and in 2013 we will begin a four-year process to reclassify our NCAA membership from Division II to Division I. During the reclassification process we will be considered a Division I university and play full conference schedules but will be ineligible to compete for national championships which, for example, precludes us from playing in the end-of-year NCAA basketball tournament during that period of time.

We believe our ground-based programs and traditional campus not only offer our ground students, faculty, and staff an opportunity to participate in a traditional college experience, but also provide our online students, faculty, and staff with a sense of connection to a traditional university. Additionally, our full-time ground faculty play an important role in integrating online faculty into our academic programs and ensuring the overall consistency and quality of the ground and online student experience. We believe the mix of our online program with our traditional ground-based program with a greater than 60-year history and heritage differentiates us from other for-profit postsecondary education providers.

We intend to continue to expand the size and enhance the profile and reputation of our ground campus by, among other things, adding faculty, expanding upon and modernizing our campus infrastructure and technological capabilities and, over the next several years, potentially adding additional locations in the Southwest United States to attract students who would like to participate in our traditional campus experience but do not want to relocate to Phoenix, Arizona. These activities may require significant capital expenditures.

Employees

In addition to our faculty, as of December 31, 2012, we employed approximately 2,655 staff and administrative personnel in university services, academic advising and academic support, enrollment services, university administration, financial aid, information technology, human resources, corporate accounting, finance, and other administrative functions. None of our employees is a party to any collective bargaining or similar agreement with us. We consider our relationships with our employees to be good.

Competition

There are more than 4,000 U.S. colleges and universities serving traditional and adult students. Competition is highly fragmented and varies by geography, program offerings, modality, ownership, quality level, and selectivity of admissions. No one institution has a significant share of the total postsecondary market.

Our ground program competes with Arizona State University, Northern Arizona University, and the University of Arizona, the in-state public universities, as well as two-year colleges within the state community college system. Our ground program also competes with geographically proximate universities with similar religious heritages, including Azusa Pacific University, Baylor University, and Pepperdine University. Our online programs compete with local, traditional universities geographically located near each of our prospective students, and with other for-profit postsecondary schools that offer online degrees, particularly those schools that offer online graduate programs within our core disciplines, including Capella University, University of Phoenix, and Walden University. In addition, many public and private schools, colleges, and universities, including major colleges and universities such as Arizona State University, offer online programs.

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

We believe that the competitive factors in the postsecondary education market include:

•	availability of professionally relevant and accredited program offerings;

•	the types of degrees offered and the marketability of those degrees;

•	reputation, regulatory approvals, and compliance history of the school;

•	convenient, flexible and dependable access to programs and classes;

•	qualified and experienced faculty;

•	quality of the ground campus facilities;

•	level of student support services;

•	cost of the program;

•	marketing and selling effectiveness; and

•	the time necessary to earn a degree.

Proprietary Rights

We own or are licensed to use various intellectual property rights, including copyrights, trademarks, service marks, trade secrets and domain names. We license the right to utilize the name of Ken Blanchard in connection with our business school and Executive MBA programs and the name of Jerry Colangelo in connection with our Colangelo School of Sports Business that we operate within the business school, and we have spent significant resources in related branding efforts. The license agreement with Ken Blanchard has a current term that expires on December 31, 2016 while the license agreement with Jerry Colangelo has a minimum term that runs through June 30, 2016. While such intellectual property rights are important to us, we do not believe that the loss of any individual property right or group of related rights would have a material adverse effect on our overall business.

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

REGULATION

We are subject to extensive regulation by state education agencies, accrediting commissions, and the federal government through the Department of Education under the Higher Education Act. The regulations, standards, and policies of these agencies cover the vast majority of our operations, including our educational programs, facilities, instructional and administrative staff, administrative procedures, marketing, recruiting, financial operations, athletics and financial condition.

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

Several states have sought to assert jurisdiction over educational institutions offering online degree programs that have no physical location or other presence in the state but that have some activity in the state, such as enrolling or offering educational services to students who reside in the state, employing faculty who reside in the state, or advertising to or recruiting prospective students in the state. In July 2012, the Department of Education announced that it will no longer enforce a requirement that distance education programs obtain permission to operate in every state in which they enroll at least one student, which it had adopted in 2010. The Department of Education’s announcement followed the U.S. Court of Appeals for the District of Columbia Circuit’s ruling that vacated the requirement on procedural grounds. While the Department of Education will no longer seek to enforce applicable state law requirements, educational institutions will still need permission to operate in their home states and have to comply with state laws on authorization. See “Regulation of Federal Student Financial Aid Programs — State authorization.” Because state regulatory requirements for online education vary among the states, are not well developed in many states, are imprecise or unclear in some states, and can change frequently, it is unclear how the new Department of Education regulation will be enforced and what impact it will have on us. New laws, regulations, or interpretations related to doing business over the Internet could also increase our cost of doing business and affect our ability to recruit students in particular states, which could, in turn, negatively affect enrollments and revenues and have a material adverse effect on our business.

We have determined that our activities in certain states constitute a presence requiring licensure or authorization under the requirements of the applicable state education agency in those states and we have obtained such licensure or authorization. In other states, we have obtained approvals as we have determined necessary in connection with our marketing and recruiting activities or where we have determined that our licensure or authorization can facilitate the teaching certification process in a particular state for graduates of our College of Education. We review the licensure or authorization requirements of other states when appropriate to determine whether our activities in those states constitute a presence or otherwise require licensure or authorization by the applicable state education agencies. Because state regulatory requirements, including agency interpretations, can change frequently, and because we enroll students in all 50 states and the District of Columbia, we expect that state regulatory authorities in states where we are not currently licensed or authorized will request that we seek licensure or authorization in their states in the future. Although we believe that we will be able to comply with additional state licensing or authorization requirements that may arise or be asserted in the future, if we fail to comply with state licensing or authorization requirements for a state, or fail to obtain licenses or authorizations when required, we could lose our state license or authorization by that state or be subject to other sanctions, including restrictions on our activities in, and fines and penalties imposed by, that state, as well as fines, penalties, and sanctions imposed by the Department of Education. While we do not believe that any of the states in which we are currently licensed or authorized, other than Arizona, are individually material to our operations, the loss of licensure or authorization in any state could prohibit us from recruiting prospective students or offering services to current students in that state, which could significantly reduce our enrollments.

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

Our College of Education is approved by the Arizona State Board of Education to offer Institutional Recommendations (credentials) for the certification of elementary, secondary, and special education teachers and school administrators. Our College of Nursing and Health Care Professions is approved by the Arizona State Board of Nursing for the Bachelor of Science in Nursing and Master of Science in Nursing degrees. Due to varying requirements for professional licensure and certification in states other than Arizona, we inform students of the risks associated with obtaining professional licensure or certification and that it is each student’s responsibility to determine what state, local or professional licensure and certification requirements are necessary in his or her individual state.

Accreditation

We have been continuously accredited since 1968 by the Higher Learning Commission and its predecessor, each a regional accrediting commission recognized by the Department of Education. Our accreditation was reaffirmed in 2007 for a ten-year period, and the next scheduled comprehensive evaluation will be conducted in 2016-2017. Accreditation is a private, non-governmental process for evaluating the quality of educational institutions and their programs in areas including student performance, governance, integrity, educational quality, faculty, physical resources, administrative capability and resources, and financial stability. To be recognized by the Department of Education, accrediting commissions must adopt specific standards for their review of educational institutions, conduct peer-review evaluations of institutions, and publicly designate those institutions that meet their criteria. An accredited school is subject to periodic review by its accrediting commissions to determine whether it continues to meet the performance, integrity and quality required for accreditation.

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

Significant regulations and other factors relating to the Title IV programs that could adversely affect us include the following:

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

Recent significant Congressional activity has included the following:

•	In June 2010, the U.S. Senate Committee on Health, Education, Labor and Pensions (“HELP Committee”) held the first in a series of hearings to examine the proprietary education sector. At a subsequent hearing in August 2010, the Government Accountability Office (“GAO”) presented a report of its review of various aspects of the proprietary sector, including recruitment practices and the degree to which proprietary institutions’ revenue is composed of Title IV funding. Following a two-year investigation that included six congressional hearings, three previous reports and broad document requests, on July 28, 2012, the HELP Committee, chaired by Sen. Tom Harkin, released a report entitled “For Profit Higher Education: The Failure to Safeguard the Federal Investment and Ensure Student Success.” The report advocates significant changes in the requirements governing participation by for profit educational institutions in Title IV student financial aid programs, including the following:

•	Tie access to federal aid to meeting minimum student outcome thresholds;

•	Prohibit institutions from funding marketing, advertising and recruiting activities with federal financial aid dollars;

•	Improve cohort default rate tracking by expanding the default reporting rate period beyond 3 years;

•	Require that proprietary colleges receive at least 15 percent of revenues from sources other than federal funds; and

•	Use criteria beyond accreditation and state authorization for determining institutions’ access to federal financial aid.

•	On September 22, 2011, Sen. Tom Carper, the Chairman of the Senate Homeland Security and Government Affairs Subcommittee on Federal Financial Management, Government Information, Federal Services and International Security, held a hearing on “Improving Educational Outcomes for Our Military and Veterans,” focusing on the quality of education for the military and veterans population and the treatment of such funding for purposes of the 90/10 Rule calculation that, if enacted, would adversely impact our 90/10 Rule percentage. Sen. Carper suggested a follow-up roundtable discussion. Other Congressional hearings or roundtable discussions are expected to be held regarding various aspects of the education industry that may affect our business.

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

In addition to institutional accreditation by the Higher Learning Commission, there are numerous specialized accrediting commissions that accredit specific programs or schools within their jurisdiction, many of which are in healthcare and professional fields. Accreditation of specific programs by one of these specialized accrediting commissions signifies that those programs have met the additional standards of those agencies. In addition to being institutionally accredited by the Higher Learning Commission, we also have the following specialized accreditations:

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

On July 31, 2012, we announced that, among other leadership changes, our Board of Directors had appointed Mr. Brian E. Mueller, our Chief Executive Officer, to the additional position of President of Grand Canyon University, effective September 1, 2012, replacing Dr. Kathy Player, who, effective September 1, 2012, had resigned to accept the position of Associate Provost. In accordance with the Higher Learning Commission’s rules, we promptly notified the Higher Learning Commission of these changes. In response to a request from the Higher Learning Commission thereafter, we provided the Higher Learning Commission with information related to the Grand Canyon University academic governance structure, including copies of our corporate documents, the bylaws governing Grand Canyon University’s Board of Trustees, organizational charts and information about the individuals comprising our Board of Directors and the Board of Trustees of Grand Canyon University. In November 2012, the Higher Learning Commission notified us that the manner in which the Board of Trustees of Grand Canyon University was structured relative to our corporate Board of Directors may not comply with new Higher Learning Commission policies scheduled to take effect on January 1, 2013 that require a board of trustees to have a certain degree of independence and autonomy in its oversight of the financial and academic affairs of an accredited institution. In response to this notice, we reviewed the Higher Learning Commission’s new accreditation policies as they relate to the independence and autonomy of the Board of Trustees of Grand Canyon University, revised and updated the bylaws governing the Board of Trustees in a manner which we believe complies with the new accreditation policies, implemented these new bylaws effective as of January 1, 2013, and provided a copy of the new bylaws to the Higher Learning Commission. At this point, we believe we are in compliance with the Higher Learning Commission’s policies on institutional control and are not aware of any further issues that the Higher Learning Commission may have.

•	On December 12, 2011, Rep. Elijah Cummings, the ranking member of the House Committee on Oversight and Government Reform requested certain information from the publicly traded proprietary schools, including us, related to the compensation of our executives (substantially all of which was already publicly available).

•	On January 22, 2012, Sen. Richard Durbin of Illinois introduced a bill that would change the 90/10 Rule (discussed below) to an 85/15 rule and require that colleges count GI Bill benefits, military tuition assistance, and several other sources of federal funds as student financial aid (the “Durbin bill”).

•	In April 2012, President Obama signed an Executive Order directing the Departments of Defense, Veteran Affairs and Education to establish “Principles of Excellence” (Principles), based on certain guidelines set forth in the Executive Order, to apply to educational institutions receiving federal funding that serve service members, veterans and family members. The Departments of Defense, Veteran Affairs and Education continue to implement the Principles. On May 31, 2012, the Department of Veterans Affairs (“VA”) distributed a letter requesting that institutions confirm in writing their intent to comply or not comply with respect to the Principles. We confirmed in writing that we will comply with the Principles. On July 13, 2012, the Department of Education issued guidance regarding implementation of certain requirements of the Executive Order, in the form of a Dear Colleague Letter to institutions that endorse the Principles. These Principles could increase the cost of delivering educational services to our military and veteran students. We will continue to monitor the progress of this activity.

•	On July 6, 2012, the Moving Ahead for Progress in the 21st Century Act was signed into law and included provisions to temporarily freeze the interest rate on subsidized Stafford loans at 3.4% through June 30, 2013 and to change eligibility rules for subsidized student loans. New borrowers on or after July 1, 2013 will not be eligible for new subsidized student loans if the period during which the borrower has received such loans exceeds 150% of the published length of the borrower’s educational program. In April 2011, Congress permanently eliminated year-round Pell Grant awards beginning with the 2011-2012 award year as part of the fiscal year 2011 Continuing Resolution spending bill. We believe this change, which did not reduce the maximum annual grant level, will have only a nominal impact on our business. However, because the Pell Grant program is one of the largest non-defense discretionary spending programs in the federal budget, it is a target for reduction as Congress addresses the budget deficits. A reduction in the maximum annual Pell Grant amount or changes in eligibility could result in increased student borrowing, which would make more difficult our ability to comply with other important regulatory requirements, such as the cohort default rate regulations, which are discussed below, and could negatively impact enrollment.

•	In August 2011, President Obama signed into law the Budget Control Act of 2011, which provided for an increase in the federal government borrowing limit and spending reductions in two phases. The first phase imposed various spending cuts, including the elimination of the partial in-school interest subsidy for graduate student loans as of July 1, 2012. The cost of borrowing has increased for graduate students who defer payment of interest while enrolled, which could adversely impact enrollment. Also, effective July 1, 2012, Congress eliminated Pell Grants for students without a high school diploma or G.E.D., but who have demonstrated an ability to benefit from postsecondary education. In December 2011, Congress passed the federal fiscal year 2012 budget, which included the nine remaining appropriations bills needed to fund the federal government for the remainder of the 2012 federal fiscal year. The Consolidated Appropriations Act of 2012 (Appropriations Act), which President Obama signed on December 23, 2011, included award year 2012-2013 funding levels for Title IV Programs and maintained a $5,550 maximum Federal Pell Grant for the 2012-2013 award year by cutting spending on the other student aid programs and placing new restrictions on eligibility. Additionally, the Appropriations Act reduced the maximum income that makes an applicant for Title IV Program funds eligible for an automatic zero Expected Family Contribution from $32,000 to $23,000. This will reduce the number of students eligible for the maximum Federal Pell Grant. Furthermore, the Appropriations Act eliminated the automatic 10% Pell Grant award for students whose calculated award is at least 5% of the maximum Pell Grant but less than 10%.

The confluence of the increasing scrutiny by Congress of the proprietary education sector and the Congressional focus on the U.S. budget deficit increases the likelihood of legislation, whether based on the foregoing ideas or others, that will adversely impact our business. For example, Congress could extend the elimination of the in-school interest subsidy to undergraduate students or to undergraduate students in proprietary institutions, reduce the maximum amount of or change the eligibility standards for student loans and/or Pell Grants or make other material changes in Title IV programs driven by policy considerations, economic considerations or both. As proposed in the Durbin bill referred to above, Congress could also revise the “90/10 Rule”, discussed more fully below, in a number of ways, including changing how certain funds are counted under this rule, revising the percentage of income that proprietary schools must derive from non-federal sources, or both. Any action by Congress that significantly reduces Title IV program funding, whether through across-the-board funding reductions, sequestration or otherwise, or materially impacts the eligibility of our institutions or students to participate in Title IV programs would have a material adverse effect on our enrollment, financial condition, results of operations and cash flows. Congressional action could also require us to modify our practices in ways that could increase our administrative costs and reduce our operating income, which could have a material adverse effect on our financial condition, results of operations and cash flows.

Regulatory changes. In October 2010 and June 2011, the U.S. Department of Education promulgated new rules related to Title IV program integrity issues. The most significant of these rules for our business are the following:

•	Modification of the standards relating to the prohibition on payment of incentive compensation to employees involved in student recruitment and enrollment;

•	Implementation of standards for state authorization of institutions of higher education;

•	Adoption of a definition of “gainful employment” for purposes of the requirement of Title IV student financial aid that a program of study offered by a proprietary institution prepare students for gainful employment in a recognized occupation; and

•	Expansion of the definition of misrepresentation, relating to the Department’s authority to suspend or terminate an institution’s participation in Title IV programs if the institution engages in substantial misrepresentation about the nature of its educational program, its financial charges, or the employability of its graduates, and expansion of the sanctions that the Department may impose for engaging in a substantial misrepresentation.

Most of the rules were effective in July 2011. In June 2012, however, the U.S. Court of Appeals for the District of Columbia upheld a U.S. District Court’s ruling vacating the rules requiring state authorization of distance education programs where an institution does not have a physical presence in a state, and also precluded enforcement by the Secretary of Education of violations of the expanded rules regarding misrepresentation. The rules regarding the metrics for determining whether an academic program prepares students for gainful employment were also vacated by the U.S. District Court for the District of Columbia in June 2012, as discussed further below.

In May 2011, the Department of Education announced its intention to establish negotiated rulemaking committees to prepare proposed regulations under the Higher Education Opportunity Act of 2008. Negotiations to address teacher preparation issues and post-disbursement student loan issues, including issues with income-based and income contingent loan repayments plans, began in January 2012 and concluded in April 2012 and were the subject of final regulations published on November 1, 2012. We do not expect these regulations to substantially affect our business.

In May 2012, the Department announced its intention to establish a negotiated rulemaking committee to prepare proposed regulations under the Higher Education Opportunity Act of 2008 designed to prevent fraud and otherwise ensure proper use of Title IV program funds, especially within the context of current technologies. In particular, the Department intends that the regulations will address the use of debit cards and other banking mechanisms for disbursing federal student aid, improve and streamline the campus-based aid programs, and further help institutions prevent fraudulent student activity. Public hearings were held in May 2012 and committee negotiations began in late 2012 and are expected to conclude in 2013.

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

Since July 2008, we had been provisionally certified to participate in the Title IV programs on a month-to-month basis. On April 8, 2011, following the completion of the Department of Education’s review of information we had provided in connection with a deemed change in control that resulted from the termination in January 2011 of voting agreements that were in effect among certain of our stockholders, the Department of Education notified us that it had approved our application for a change in control and issued to us a new, provisional program participation agreement to participate in the Title IV programs. While this certification is provisional, the Department of Education’s action removed us from month-to-month status, provided for our continued participation in Title IV programs through December 31, 2013, and did not impose any conditions (such as any letter of credit requirement) or other restrictions on us during the provisional period other than the standard restrictions applicable to a provisional certification. In accordance with the terms of the provisional certification, we may apply for recertification on a full basis by submitting a complete application by no later than September 30, 2013. If the Department of Education does not renew or withdraws our certification to participate in the Title IV programs at any time, our students would no longer be able to receive Title IV program funds. Alternatively, the Department of Education could renew our certification, but restrict or delay our students’ receipt of Title IV funds, limit the number of students to whom we could disburse such funds, or place other restrictions on us, or it could delay our recertification beyond December 31, 2013, in which case our provisional certification would continue on a month-to-month basis. Any of these outcomes could have a material adverse effect on our enrollments and us.

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

The Department of Education assigns a strength factor to the results of each of these ratios on a scale from negative 1.0 to positive 3.0, with negative 1.0 reflecting financial weakness and positive 3.0 reflecting financial strength. The Department of Education then assigns a weighting percentage to each ratio and adds the weighted scores for the three ratios together to produce a composite score for the institution. The composite score for an institution’s most recent fiscal year must be at least 1.5 for the institution to be deemed financially responsible without the need for further Department of Education oversight. Our composite scores for our fiscal years ended December 31, 2011, 2010 and 2009 were 2.2, 2.5 and 2.9, respectively, and, therefore, we are considered financially responsible for purposes of these regulations. We have not yet submitted our consolidated financial statements to the Department of Education for our 2012 fiscal year, but have calculated that our composite score for the 2012 fiscal year will be at least 2.8. This expected increase in our composite score between 2011 and 2012 is primarily due to the increase in our term loan since our investments in the ground campus infrastructure during 2010, 2011 and 2012 (which caused our composite score decreases between 2009 and 2011) are not given credit in the composite score computation. We have modeled our composite score for future years using, among other estimates, our estimated ground campus capital expenditures and believe that our composite score will remain at a financially responsible level for the foreseeable future.

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

Return of Title IV funds for students who withdraw. When a student who has received Title IV program funds withdraws from school, the institution must determine the amount of Title IV program funds the student has “earned” and then must return the unearned Title IV program funds (a “return to Title IV”) to the appropriate lender or the Department of Education in a timely manner, which is generally no later than 45 days after the date the institution determined that the student withdrew. If such payments are not timely made, the institution will be required to submit a letter of credit to the Department of Education equal to 25% of the Title IV funds that the institution should have returned for withdrawn students in its most recently completed fiscal year. Under Department of Education regulations, the letter of credit requirement is triggered by late returns of Title IV program funds for 5% or more of the withdrawn students (and involving more than two student refunds) in the audit sample in the institution’s annual Title IV compliance audit for either of the institution’s two most recent fiscal years or in a Department of Education program review. We did not exceed this 5% threshold in our annual Title IV compliance audits for 2011 (the most recent year for which we have completed a Title IV compliance audit), 2010 or 2009.

Prior to spring 2010, we operated in a term-based environment for both our traditional and nontraditional students in which, in accordance with Department of Education regulations, we calculated our returns to Title IV based on the number of completed days in a term as a percentage of the total days in the term, with the exception that, with respect to courses offered in a modular setting (i.e. those offered to nontraditional students as two eight-week courses, or modules, in a term), if a student completed the first course but withdrew prior to the second course, then the full financial aid award was earned by and paid to the student and no return to Title IV calculation was done.

In April 2010, we converted from a term-based environment to a non-term, borrower-based (referred to as “BBAY”) environment for our non-traditional students. In a BBAY environment, we operate on a 24-credit academic year/12-credit payment period for our undergraduate students, who must take three courses during each payment period, and a 12-credit academic year/6-credit payment period for our graduate students, who must take two courses during each payment period, and, as a result, we now calculate returns to Title IV based on the percentage of the payment period attended in comparison to the full payment period (there is no module concept in a non-term, borrower-based environment). In this environment, a student (whether undergraduate or graduate) must complete greater than 60% of the payment period in order to earn the full financial aid award. Thus, if a student completes the first course but withdraws prior to the second one and therefore does not complete greater than 60% of the payment period, then the full financial aid award is not earned by the student. In such case, we must perform a return to Title IV calculation and most, if not all, of the funds for future courses would be returned to the lender or the Department of Education. If the student withdraws after the 60% threshold, then the student is deemed to have earned 100% of the Title IV program funds he or she received.

The “90/10 Rule.” A requirement of the Higher Education Act, commonly referred to as the “90/10 Rule,” that is applicable only to for-profit, postsecondary educational institutions like us, provides that an institution loses its eligibility to participate in the Title IV programs if the institution derives more than 90% of its revenue for each of two consecutive fiscal years from Title IV program funds. For purposes of the 90/10 Rule, revenue is calculated under a complex regulatory formula that requires cash basis accounting and other adjustments to the calculation of an institution’s revenue under generally accepted accounting principles that appears in its consolidated financial statements. Under the 90/10 Rule, an institution becomes ineligible to participate in the Title IV programs as of the first day of the fiscal year following the second consecutive fiscal year in which it exceeds the 90% threshold, and its period of ineligibility extends for at least two consecutive fiscal years. If an institution exceeds the 90% threshold for two consecutive fiscal years and it and its students have received Title IV funds during the subsequent period of ineligibility, the institution will be required to return those Title IV funds to the applicable lender or the Department of Education. If an institution’s rate exceeds 90% for any single fiscal year, it will be placed on provisional certification for at least two fiscal years.

The August 2008 reauthorization of the Higher Education Act included significant revisions to the 90/10 Rule that became effective upon the date of the law’s enactment, including provisions that allowed institutions, when calculating their compliance with this revenue test, to exclude from their Title IV program revenue for a three-year period ended June 30, 2011 the additional federal student loan amounts that became available through the Unsubsidized Stafford Loan Program starting in July 2008. Given the level of complexity of this calculation, we did not seek to quantify precisely the benefit that we may have derived in the 90/10 percentage during the periods in which any temporary exclusions were applicable. As such, our reported rates below for 2011 and 2010 exclude the benefits from any such exclusions. Using the Department of Education’s cash-basis, regulatory formula under the 90/10 Rule as currently in effect, for our 2012, 2011, and 2010 fiscal years, we derived approximately 80.3%, 80.2%, and 84.9%, respectively, of our 90/10 Rule revenue from Title IV program funds.

As a result of the continuing increase in the number of students attending our ground campus, who typically finance a greater percentage of their educational costs with non-Title IV sources of funds, we expect the percentage of our revenue that we receive from Title IV programs to remain stable or to continue to decrease in the future, although this may be impacted by recent changes in federal law that increased Title IV grant and loan limits, as well as the ongoing economic environment, which has adversely affected the employment circumstances of our students and their parents and increased their reliance on Title IV programs. If we were to exceed the 90% threshold for two consecutive years such that we lost our eligibility to participate in the Title IV programs, or if Congress passed legislation changing how certain funds are counted under this rule, revising the percentage of income that proprietary schools must derive from non-federal sources, or both, it would have a material adverse effect on our business, prospects, financial condition, and results of operations.

Student loan defaults. Under the Higher Education Act, an educational institution may lose its eligibility to participate in some or all of the Title IV programs if defaults by its students on the repayment of their federal student loans exceed certain levels. For each federal fiscal year, the Department of Education calculates a rate of student defaults for each institution (known as a “cohort default rate”). An institution’s cohort default rate for a federal fiscal year historically has been calculated by determining the rate at which borrowers who became subject to their repayment obligation in one federal fiscal year default in that same year or by the end of the following federal fiscal year (the “two-year method”). The reauthorization of the Higher Education Act in 2008 extended the measurement period for cohort default rates so that the rate is calculated by determining the rate at which borrowers who became subject to their repayment obligation in one federal fiscal year default in that same year or by the end of the second following federal fiscal year (the “three-year method”), a change which would be expected to increase cohort default rates for most if not all institutions. The Department of Education issued a final regulation indicating that it would begin to implement this extended measurement period for the cohort default rates calculated for loans entering repayment in federal fiscal year 2009, which is the year that ended on September 30, 2009. The Department of Education included a transition period of three years during which it will calculate two cohort default rates for each institution for each of federal fiscal years 2009, 2010 and 2011, with one such rate measured under the two-year method and the other such rate measured under the three-year method. On September 28, 2012, the Department of Education released official federal fiscal year 2010 two-year and federal fiscal year 2009 three-year federal student loan cohort default rates. This was the first time the Department of Education issued an official three-year rate, and it was 13.4% nationally, a slight decrease from the trial three-year rate of 13.8% for the 2008 cohort. The cohort default rates for federal fiscal years 2010, 2011 and 2012, as calculated under the new three-year method, are not expected to be published until calendar years 2013, 2014 and 2015.

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

Our cohort default rates, under the two-year method, on federal student loans for the 2010, 2009, and 2008 federal fiscal years, the three most recent years for which such rates have been calculated, were 12.0%, 9.2%, and 3.4%, respectively. Our cohort default rate, under the three-year method, for the 2009 federal fiscal year was 15.1%, and our trial cohort default rates, under the three-year method, for the 2008 and 2007 federal fiscal years, as issued by the Department of Education, were 7.3% and 2.9%, respectively.

Incentive compensation rule. An institution that participates in the Title IV programs may not provide any commission, bonus, or other incentive payment based directly or indirectly on success in securing enrollments or financial aid to any person or entity engaged in any student recruitment, admissions, or financial aid awarding activity. Prior to July 1, 2011, Department of Education regulations included 12 “safe harbors” that described payments and arrangements that did not violate the incentive compensation rule. The new rules effective July 1, 2011 eliminated the 12 safe harbors. The restrictions of the incentive compensation rule, which extend to any third-party companies that an educational institution contracts with for student recruitment, admissions, or financial aid awarding services, increase the uncertainty about what constitutes incentive compensation and which employees are covered by the regulation. This makes the development of effective and compliant performance metrics more difficult to establish. As such, these changes limit our ability to compensate our employees based on their performance of their job responsibilities, which could make it more difficult to attract and retain highly-qualified employees.

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

While we never received a formal exit interview, which we had understood to be the typical step prior to the Department of Education’s issuance of a preliminary program review report, on August 24, 2011, we received from the Department of Education a written preliminary program review report that included five findings, two of which involve individual student-specific errors concerning the monitoring of satisfactory academic progress for two students and the certification of one student’s Federal Family Educational Loan as an unsubsidized Stafford loan rather than a subsidized Stafford loan. The other three findings are as follows:

•	Incentive compensation issue. During a portion of the period under review, we had in place a compensation plan for our enrollment counselors that was designed to comply with the regulatory “safe harbors” in effect during such period that allowed companies to make adjustments to fixed compensation for enrollment personnel, provided that any such adjustment (i) was not made more than twice during any twelve month period, and (ii) was not based solely on the number of students recruited, admitted, enrolled, or awarded financial aid. The plan at issue provided for enrollment counselor performance to be reviewed on a number of non-enrollment-related factors that could account for a substantial portion of any potential base compensation adjustment. The preliminary program review report does not appear to set forth any definitive finding regarding the plan, but the Department of Education has requested additional information from us regarding our enrollment counselor compensation practices and policies in effect during the period under review. We continue to believe that the plan at issue, both as designed and as applied, did not base compensation solely on success in enrolling students in violation of applicable law. We are continuing our efforts to communicate with the Department of Education to resolve this matter.

•	Gainful employment issue. The preliminary program review report sets forth the Department of Education’s position that our Bachelor of Arts in Interdisciplinary Studies program was not an eligible program under Title IV because it did not provide students with training to prepare them for gainful employment in a recognized occupation. Historically, this “gainful employment” standard has been a requirement for Title IV eligibility for programs offered at proprietary institutions of higher education such as Grand Canyon University although, pursuant to legislation passed in 2008 and effective as of July 1, 2010, this requirement no longer applies to designated liberal arts programs offered by us and certain other institutions that have held accreditation by a regional accrediting agency since a date on or before October 1, 2007 (we have held a regional accreditation since 1968). We believe that our Interdisciplinary Studies program, which we first offered in Fall 2007 in response to a request by one of our employer-partners, was an eligible program under the “gainful employment” standard in effect prior to July 1, 2010. We are continuing our efforts to communicate with the Department of Education to resolve this matter.

•	Inadequate procedures related to non-passing grades. The preliminary program review report sets forth the Department of Education’s position that, during the period under review and prior to the time we converted from a term-based financial aid system to a non-term, borrower-based financial aid system in mid-2010, we failed to have an accurate system in place that would enable us to determine if students with non-passing grades for a term had no documented attendance for the term or should have been treated as unofficial withdrawals for the term, thereby potentially requiring us to return all or a portion of the Title IV monies previously received with respect to such students. Although we are confident in the legal sufficiency of our policies that were in place during the period under review, we are continuing to make efforts to discuss this finding with the Department of Education. As part of the process of reviewing and responding to this finding, the Department of Education has requested that we conduct a further review of student files and provide additional information to the Department of Education following the completion of such review.

We have provided responses and further information on each of these issues as requested or required by the Department of Education and are continuing our efforts to communicate with the Department of Education to resolve the issues raised in the preliminary program review report. With respect to the issue regarding inadequate procedures related to non-passing grades in particular, we have continued to review student files for the period from July 1, 2008 to June 30, 2010 in accordance with the Department of Education’s request. Although we have not yet completed the file review, we have determined, based on current interpretations provided by the Department of Education, that certain Pell grants that we received for students that later unofficially withdrew should have been returned under applicable return to Title IV rules. Although when we make a return to Title IV the applicable students are obligated to repay us for the amounts returned, we have decided that that we will not seek reimbursement from applicable students once these Pell returns are made. During the year ended December 31, 2012, we reserved $3.5 million related to these refunds. We are unable, at this time, to determine whether additional refunds will be necessary as a result of the preliminary findings.

We cannot presently predict whether or if further information requests will be made, how the foregoing issues will be resolved, when the final program review determination letter will be issued, or when the program review will be closed. At this time, the Department of Education has not specified the amount of any potential refunds or penalties that it may seek or assess. Our policies and procedures are planned and implemented to comply with the applicable standards and regulations under Title IV and we are committed to resolving any issues of non-compliance identified in the final program review determination letter and ensuring that we operate in compliance with all Department of Education requirements. If the Department of Education were to make significant findings of non-compliance in the final program review determination letter, then, after exhausting any administrative appeals available to us, we could be required to pay a fine, return Title IV monies previously received, or be subjected to other administrative sanctions. While we cannot currently predict the final outcome of the Department of Education review, any such final adverse finding could damage our reputation in the industry and have a material adverse effect on our business, results of operations, cash flows and financial position.

Privacy of student records. The Family Educational Rights and Privacy Act of 1974, or FERPA, and the Department of Education’s FERPA regulations, require educational institutions to protect the privacy of students’ educational records by limiting an institution’s disclosure of a student’s personally identifiable information without the student’s prior written consent. FERPA also requires institutions to allow students to review and request changes to their educational records maintained by the institution, to notify students at least annually of this inspection right, and to maintain records in each student’s file listing requests for access to and disclosures of personally identifiable information and the interest of such party in that information. If an institution fails to comply with FERPA, the Department of Education may require corrective actions by the institution or may terminate an institution’s receipt of further federal funds. In addition, educational institutions are obligated to safeguard student information pursuant to the Gramm-Leach-Bliley Act, or GLBA, a federal law designed to protect consumers’ personal financial information held by financial institutions and other entities that provide financial services to consumers. GLBA and the applicable GLBA regulations require an institution to, among other things, develop and maintain a comprehensive, written information security program designed to protect against the unauthorized disclosure of personally identifiable financial information of students, parents, or other individuals with whom such institution has a customer relationship. If an institution fails to comply with the applicable GLBA requirements, it may be required to take corrective actions, be subject to monitoring and oversight by the FTC, and be subject to fines or penalties imposed by the FTC. For-profit educational institutions are also subject to the general deceptive practices jurisdiction of the FTC with respect to their collection, use, and disclosure of student information. The institution must also comply with the FTC Red Flags Rule, a section of the federal Fair Credit Reporting Act, that requires the establishment of guidelines and policies regarding identity theft related to student credit accounts.

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

State authorization. States have the authority to assert jurisdiction, to the extent they so choose, over educational institutions offering online degree programs in a state but that otherwise have no physical location or other presence in that state. The final program integrity rules adopted by the Department of Education on October 29, 2010 and effective July 1, 2011 included a provision that requires online providers to meet any such state requirements. In July 2012, the Department of Education announced that it will no longer enforce a requirement that distance education programs obtain permission to operate in every state in which they enroll at least one student, following the U.S. Court of Appeals for the District of Columbia Circuit’s ruling the previous month that vacated the requirement on procedural grounds. While the Department of Education will no longer seek to enforce applicable state law requirements, educational institutions will still need permission to operate in their home states and have to comply with state laws on authorization.

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

Approval of new programs. The final program integrity rules adopted October 29, 2010 and effective July 1, 2011 included provisions regarding the approval of new programs. Although the final rules relaxed the program approval standard originally proposed, the rules still impose various requirements on, and could adversely affect, our ability to add new academic programs. In addition, the Department of Education has published no definite standards by which schools can determine the likelihood that any program will be approved. As described below, on June 30, 2012, the U.S. District Court for the District of Columbia invalidated the requirement that institutions seeking to offer a new program obtain prior approval from the Department of Education, based on the court’s finding that the requirement was tied to the now-invalid minimum loan repayment metric for assessing gainful employment. Notwithstanding this ruling, in November 2012, the Department of Education issued interpretive guidance indicating that any institutions operating under a provisional program participation agreement, such as Grand Canyon University, must still receive approval from the Department of Education in advance of offering any new program. The Department of Education has not yet announced whether it will appeal the court’s decision, seek to revise the gainful employment regulations through another negotiated rulemaking session, or take other steps. As such, we believe there remains uncertainty regarding new program approval, which could adversely affect our ability to respond to emerging employment trends and add programs that are responsive to those trends, which in turn could decrease our attractiveness to certain students. In addition, a lack of certainty could increase the risk of future federal False Claims Act qui tam lawsuits in which private plaintiffs assert that students improperly received Title IV aid while attending a program that has not been approved.

Gainful employment rules. Under the Higher Education Act, proprietary schools are eligible to participate in Title IV programs in respect of educational programs that lead to “gainful employment in a recognized occupation,” with the limited exception of qualified programs leading to a bachelor’s degree in liberal arts. Historically, this concept has not been defined in detail. On June 13, 2011, the Department of Education issued its final gainful employment rule, which provided, among other things, for the following:

•	Disclosures. Proprietary institutions of higher education as well as public and not-for profit institutions offering postsecondary non-degree programs must provide prospective students with disclosures on the types of employment associated with the program, total cost of the program, completion rate, job placement rate, if applicable, and median loan debt of program completers.

•	Reporting. Institutions must annually submit information to the Department of Education about students who complete a program leading to gainful employment in a recognized occupation, including the amount of debt incurred under private loans or institutional finance plans, graduation information, and end of year enrollment information.

•	New Program Approval. The final regulations require institutions to notify the Department of Education at least 90 days before the start of new educational programs leading to gainful employment in recognized occupations. This notification must include information on the need for the program, a wage analysis, an institutional program review and approval process, and a demonstration of accreditation. An institution is not required to obtain formal Department of Education approval if the notification is submitted at least 90 days prior to the first day of class. However, if the Department of Education decides during the course of review that an approval is warranted, a notice will be sent to the institution at least 30 days prior to the first day of class with a request for additional information. As described below, on June 30, 2012, the U.S. District Court for the District of Columbia invalidated the requirement that institutions seeking to offer a new program obtain prior approval from the Department of Education, based on the court’s finding that the requirement was tied to the now-invalid minimum loan repayment metric for assessing gainful employment.

•	Debt-to-Earnings Ratio and Loan Repayment Rate. The metrics used to define gainful employment in the final rule are based on debt-to-earnings and loan repayment rates, but with changes from the proposed rule issued July 2010. Under the final rule, a program leads to gainful employment in a recognized occupation if it meets one of the following metrics:

•	Loan Repayment Rate — at least 35 percent of former students are repaying their loans. The repayment rate generally is measured using the student’s third and fourth year of repayment, with a few exceptions. If there are 30 or fewer borrowers in a two-year period, the repayment rate period will be expanded to include borrowers in the third, fourth, fifth and sixth years. If there are still fewer than 30 borrowers after that point, the program is considered to have passed the metric.

•	Debt to Earnings Ratio — either (a) the estimated annual loan repayment of a typical graduate does not exceed 30 percent of his or her discretionary income (income above 150% of the poverty level), or (b) the estimated annual loan payment of a typical graduate does not exceed 12 percent of his or her total earnings. The ratios generally will be based upon students in their third and fourth years after graduation, with the same exceptions pertaining to small cohort programs described immediately above, for the repayment rate metric. Debt will be calculated based upon the program’s median debt, which will include private loans. Annual payments will be calculated based on a 10-year standard repayment plan for certificate and associates degree programs, 15 years for bachelor’s and master’s programs, and 20 years for graduate and professional programs. Debt incurred for living expenses is excluded from the calculation.

•	If a program fails both the Loan Repayment and Debt to Earnings metrics, then (i) after one failure, the institution must provide a warning to students disclosing the amount by which the program missed minimal acceptable performance and the program’s plans for improvement and establish a three-day waiting period before a student can enroll, (ii) after two failures within three years, the institution must provide a warning to prospective and enrolled students in the failing program stating the plan it intends to take in response, the risks associated with enrolling or continuing in the program, that the student should “expect to have difficulty repaying” the loans, and if the school chooses to discontinue the program at this stage, the timeline for doing so, and (iii) after three failures within four years, the program loses eligibility for federal student aid. Institutions cannot then reestablish the program’s eligibility for at least three years.

The final gainful employment rules were to become effective on July 1, 2012. On June 30, 2012, the U.S. District Court for the District of Columbia found that the Department of Education failed to adequately justify the 35% minimum student loan repayment rate measure. Because the court determined that the debt-to-discretionary income ratio and the debt-to-total earnings ratio are inextricably intertwined with the minimum loan repayment rate measure, it struck down all three metrics. In addition, the court invalidated two other provisions of the gainful employment regulations—one that requires institutions seeking to offer a new program to obtain prior approval from the Department of Education, and one that requires institutions to provide data to Department of Education to calculate the two debt measures—based on the court’s finding that the provisions are tied to the now-invalid minimum loan repayment metric. Notwithstanding this ruling, in November 2012, the Department of Education issued interpretive guidance indicating that any institution operating under a provisional program participation agreement, such as Grand Canyon University, must still receive approval from the Department of Education in advance of offering any new program. With enforcement of much of the regulatory framework of the gainful employment rules now blocked, the Department of Education has not yet announced whether it will appeal the court’s decision, seek to revise the gainful employment regulations through another negotiated rulemaking session, or take other steps. We will continue to monitor the Department of Education’s next steps with respect to gainful employment regulations for any impact on our business.

The court did not vacate the portion of the rules requiring proprietary postsecondary institutions to provide prospective students with each eligible program’s recognized occupations, cost, completion rate, job placement rate, and median loan debt of program completers. The disclosure requirements and the requirements for reporting information relating to our programs to the Department of Education and to our students have increased our administrative burdens. These reporting requirements could impact student enrollment, persistence and retention in ways that we cannot now predict. For example, if our reported program information compares unfavorably with other reporting educational institutions, it could adversely impact demand for our programs.

If the rules regarding gainful employment metrics are reinstated on appeal or similar rules are repromulgated by the Department in a manner that withstands challenge, the continuing eligibility of our educational programs for Title IV funding would be at risk due to factors beyond our control, such as changes in the actual or deemed income level of our graduates, changes in student borrowing levels, increases in interest rates, changes in the federal poverty income level relevant for calculating discretionary income, changes in the percentage of our former students who are current in repayment of their student loans, and other factors. The exposure to these external factors could reduce our ability to confidently offer or continue certain types of programs for which there is market demand, and therefore would impact our ability to maintain or grow our business.

Substantial misrepresentation. The Higher Education Act prohibits an institution that participates in Title IV programs from engaging in “substantial misrepresentation” of the nature of its educational program, its financial charges, or the employability of its graduates. The Department of Education’s program integrity regulations effective July 1, 2011 expanded the definition of misrepresentation and expanded the sanctions that the Department may impose for engaging in a substantial misrepresentation. Under the new rules, a misrepresentation is any statement made by the institution or a third party that provides educational programs, marketing, advertising, recruiting, or admissions services to the institution that is false, erroneous or has the likelihood or tendency to deceive or confuse. A substantial misrepresentation is any misrepresentation on which the person to whom it was made could reasonably be expected to rely, or has reasonably relied, to that person’s detriment. Considering the breadth of the definition of “substantial misrepresentation,” it is possible that despite our efforts to prevent such misrepresentations, our employees or service providers may make statements that could be construed as substantial misrepresentations. As a result, we may face complaints from students and prospective students over statements made by us and our agents throughout the enrollment, admissions and financial aid process, as well as throughout attendance at the University, which would expose us to increased risk of enforcement action and applicable sanctions or other penalties and increased risk of private qui tam actions under the Federal False Claims Act. Under the new rules, if the Department of Education determines that an institution has engaged in substantial misrepresentation, the Department of Education may revoke an institution’s program participation agreement, impose limitations on the institution’s participation in Title IV programs, deny applications from the institution for approval of new programs or locations or other matters, or initiate proceedings to fine the institution or limit, suspend, or terminate its eligibility to participate in Title IV programs. If the Department of Education determines that statements made by us or on our behalf are in violation of the new regulations, we could be subject to sanctions and other liability, which could have a material adverse effect on our business.

In June 2012, the U.S. Court of Appeals for the District of Columbia vacated enforcement by the Secretary of Education of violations of the expanded rules regarding misrepresentation and required the Secretary to revise the rule consistent with the court’s ruling. As of yet, the Department of Education has not issued a revised rule.

Regulatory Standards that May Restrict Institutional Expansion or Other Changes

Many actions that we may wish to take in connection with expanding our operations or other changes are subject to review or approval by the applicable regulatory agencies. In addition to those matters described in detail below, most state education agencies impose regulatory requirements on educational institutions operating within their boundaries. See “State Educational Licensure and Authorization.”

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

With respect to the Department of Education, if an institution participating in the Title IV programs plans to add a new location or educational program, the institution must generally apply to the Department of Education to have the additional location or educational program designated as within the scope of the institution’s Title IV eligibility. Historically, a degree-granting institution such as us was not required to obtain the Department of Education’s approval of additional programs that lead to an associate, bachelor’s, professional, or graduate degree at the same degree level as programs previously approved by the Department of Education, and, similarly, an institution was not required to obtain advance approval for new programs that prepare students for gainful employment in the same or a related recognized occupation as an educational program that has previously been designated by the Department of Education as an eligible program at that institution if it meets certain minimum-length requirements. However, as a condition for an institution, such as Grand Canyon University, to participate in the Title IV programs on a provisional basis, the Department of Education requires prior approval of such programs or otherwise restrict the number of programs an institution may add or the extent to which an institution can modify existing educational programs. If an institution, such as Grand Canyon University, that is required to obtain the Department of Education’s advance approval for the addition of a new program or new location, fails to do so, the institution may be liable for repayment of the Title IV program funds received by the institution or students in connection with that program or enrolled at that location. In addition, as part of the final rules adopted by the Department of Education on October 29, 2010 and effective July 1, 2011, the Department of Education issued final regulations imposing new requirements with respect to the approval of new programs. See “Regulation of Federal Student Financial Aid Programs — Approval of new programs.”

Acquiring other schools. While we have not acquired any other schools in the past, we may seek to do so in the future. The Department of Education and virtually all state education agencies and accrediting commissions require a company to seek their approval if it wishes to acquire another school. In our case, we would need to obtain the approval of the Arizona State Board for Private Postsecondary Education or other state education agency that licenses the school being acquired, the Higher Learning Commission, any other accrediting commission that accredits the school being acquired, and the Department of Education. The level of review varies by individual state and accrediting commission, with some requiring approval of such an acquisition before it occurs and others only considering approval after the acquisition has occurred. The Higher Learning Commission would require us to obtain its advance approval of such an acquisition. The approval of the applicable state education agencies and accrediting commissions is a necessary prerequisite to the Department of Education certifying the acquired school to participate in the Title IV programs under our ownership. The restrictions imposed by any of the applicable regulatory agencies could delay or prevent our acquisition of other schools in some circumstances.

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

Since July 2008, we had been provisionally certified to participate in the Title IV programs on a month-to-month basis. On April 8, 2011, following the completion of the Department of Education’s review of information we had provided in connection with a deemed change in control that resulted from the termination in January 2011 of voting agreements that were in effect among certain of our stockholders, the Department of Education notified us that it had approved our application for a change in control and issued to us a new, provisional program participation agreement to participate in the Title IV programs. While this certification is provisional, the Department of Education’s action removed us from month-to-month status, provided for our continued participation in Title IV programs through December 31, 2013, and did not impose any conditions (such as any letter of credit requirement) or other restrictions on us during the provisional period other than the standard restrictions applicable to a provisional certification. In accordance with the terms of the provisional certification, we may apply for recertification on a full basis by submitting a complete application by no later than September 30, 2013. There can be no assurance that the Department of Education will recertify us at that time or that it will not impose restrictions as a condition of approving our application with respect to any future recertification.

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

If any of the following risks, or risks that we do not anticipate, are realized, our business, financial condition, cash flow or results of operations could be materially and adversely affected, and as a result, the trading price of our common stock could be materially and adversely impacted. These risk factors should be read in conjunction with other information set forth in this Annual Report, including Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, and Item 8, Consolidated Financial Statements and Supplementary Data, including the related Notes to Consolidated Financial Statements.

Risks Related to the Extensive Regulation of Our Industry

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

Since July 2008, we had been provisionally certified to participate in the Title IV programs on a month-to-month basis. On April 8, 2011, following the completion of the Department of Education’s review of information we had provided in connection with a deemed change in control that resulted from the termination in January 2011 of voting agreements that were in effect among certain of our stockholders, the Department of Education notified us that it had approved our application for a change in control and issued to us a new, provisional program participation agreement to participate in the Title IV programs. While this certification is provisional, the Department of Education’s action removed us from month-to-month status, provided for our continued participation in Title IV programs through December 31, 2013, and did not impose any conditions (such as any letter of credit requirement) or other restrictions on us during the provisional period other than the standard restrictions applicable to a provisional certification. In accordance with the terms of the provisional certification, we may apply for recertification on a full basis by submitting a complete application by no later than September 30, 2013. See Item 1, Business — Regulation — Regulation of Federal Student Financial Aid Programs — Eligibility and certification procedures. There can be no assurance that the Department of Education will recertify us at that time or that it will not impose conditions or other restrictions on us as a condition of approving our application with respect to any future recertification. See Item 1A, Risk Factors — If any of the education regulatory agencies that regulate us do not approve or delay their approval of any transaction involving us that constitutes a “change in control,” our ability to operate or participate in the Title IV programs may be impaired. If the Department of Education does not renew or withdraws our certification to participate in the Title IV programs at any time, our students would no longer be able to receive Title IV program funds. Alternatively, the Department of Education could renew our certification, but restrict or delay our students’ receipt of Title IV funds, limit the number of students to whom we could disburse such funds, or place other restrictions on us, or it could delay our recertification beyond December 31, 2013, in which case our provisional certification would continue on a month-to-month basis. Any of these outcomes could have a material adverse effect on our enrollments and us.

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

While we never received a formal exit interview, which we had understood to be the typical step prior to the Department of Education’s issuance of a preliminary program review report, on August 24, 2011, we received from the Department of Education a written preliminary program review report that included five findings, two of which involve individual student-specific errors concerning the monitoring of satisfactory academic progress for two students and the certification of one student’s Federal Family Educational Loan as an unsubsidized Stafford loan rather than a subsidized Stafford loan. The other three findings are as follows:

•	Incentive compensation issue. During a portion of the period under review, we had in place a compensation plan for our enrollment counselors that was designed to comply with the regulatory “safe harbor” in effect during such period that allowed companies to make adjustments to fixed compensation for enrollment personnel, provided that any such adjustment (i) was not made more than twice during any twelve month period, and (ii) was not based solely on the number of students recruited, admitted, enrolled, or awarded financial aid. The plan at issue provided for enrollment counselor performance to be reviewed on a number of non-enrollment-related factors that could account for a substantial portion of any potential base compensation adjustment. The preliminary program review report does not appear to set forth any definitive finding regarding the plan, but the Department of Education has requested additional information from us regarding our enrollment counselor compensation practices and policies in effect during the period under review. We continue to believe that the plan at issue, both as designed and as applied, did not base compensation solely on success in enrolling students in violation of applicable law. We are continuing our efforts to communicate with the Department of Education to resolve this matter.

•	Gainful employment issue. The preliminary program review report sets forth the Department of Education’s position that our Bachelor of Arts in Interdisciplinary Studies program was not an eligible program under Title IV because it did not provide students with training to prepare them for gainful employment in a recognized occupation. Historically, this “gainful employment” standard has been a requirement for Title IV eligibility for programs offered at proprietary institutions of higher education such as Grand Canyon University although, pursuant to legislation passed in 2008 and effective as of July 1, 2010, this requirement no longer applies to designated liberal arts programs offered by us and certain other institutions that have held accreditation by a regional accrediting agency since a date on or before October 1, 2007 (we have held a regional accreditation since 1968). We believe that our Interdisciplinary Studies program, which we first offered in Fall 2007 in response to a request by one of our employer-partners, was an eligible program under the “gainful employment” standard in effect prior to July 1, 2010. We are continuing our efforts to communicate with the Department of Education to resolve this matter.

•	Inadequate procedures related to non-passing grades. The preliminary program review report sets forth the Department of Education’s position that, during the period under review and prior to the time we converted from a term-based financial aid system to a non-term, borrower-based financial aid system in mid-2010, we failed to have an accurate system in place that would enable us to determine if students with non-passing grades for a term had no documented attendance for the term or should have been treated as unofficial withdrawals for the term, thereby potentially requiring us to return all or a portion of the Title IV monies previously received with respect to such students. Although we are confident in the legal sufficiency of our policies that were in place during the period under review, we are continuing to make efforts to discuss this finding with the Department of Education regarding this finding. As part of the process of reviewing and responding to this finding, the Department of Education has requested that we conduct a further review of student files and provide additional information to the Department of Education following the completion of such review.

We have provided responses on these issues as required by the Department of Education and are continuing our efforts to communicate with the Department of Education to resolve the issues raised in the preliminary program review report. With respect to the issue regarding inadequate procedures related to non-passing grades in particular, we have continued to review student files for the period from July 1, 2008 to June 30, 2010 in accordance with the Department of Education’s request. Although we have not completed the file review, we have determined, based on current interpretations provided by the Department of Education, that certain Pell grants received by us for students that later unofficially withdrew should have been returned under applicable return to Title IV rules. Although when we make a return to Title IV the applicable students are obligated to repay us for the amounts returned, we have decided that we will not seek reimbursement from the applicable students once these Pell returns are made. During the year ended December 31, 2012 we reserved $3.5 million related to these refunds. We are unable, at this time, to determine whether additional refunds will be necessary as a result of the preliminary findings.

We cannot presently predict whether or if further information requests will be made, how the foregoing issues will be resolved, when the final program review determination letter will be issued, or when the program review will be closed. At this time, the Department of Education has not specified the amount of any potential refunds or penalties that it may seek or assess. Our policies and procedures are planned and implemented to comply with the applicable standards and regulations under Title IV and we are committed to resolving any issues of non-compliance identified in the final program review determination letter and ensuring that we operate in compliance with all Department of Education requirements. If the Department of Education were to make significant findings of non-compliance in the final program review determination letter, then, after exhausting any administrative appeals available to us, we could be required to pay a fine, return Title IV monies previously received, or be subjected to other administrative sanctions. While we cannot currently predict the final outcome of the Department of Education review, any such final adverse finding could damage our reputation in the industry and have a material adverse effect on our business, results of operations, cash flows and financial position.

Rulemaking by the U.S. Department of Education could materially and adversely affect our business.

The U.S. Department of Education has promulgated a substantial number of new regulations in the past three years that impact our business, including the following:

•	Effective during 2010:

•	Regulations relating to institutional eligibility under the Higher Education Act and the Secretary’s recognition of accrediting agencies; and

•	Regulations regarding institution and lender requirements relating to education loans under the Higher Education Act.

•	Effective during 2011:

•	Regulations removing certain “safe harbors” that previously defined the limits of the prohibition on the payment of incentive compensation to persons involved in enrollment and financial functions;

•

Regulations requiring institutions that participate in Title IV programs to be authorized to operate by the appropriate postsecondary regulatory authority in each state where the institution has a physical presence;

•

Regulations defining for the first time the standards to measure “preparation for gainful employment,” instituting consequences of failing the standards, and requiring reporting of certain data to the Department of Education (such regulations were vacated by the U.S. District Court for the District of Columbia in 2012); and

•

Regulations expanding the definition of misrepresentation and the sanctions that the Department may impose for engaging in a substantial misrepresentation (such regulations were partially remanded and vacated in 2012).

•	Effective during 2012:

•	Regulations requiring certain disclosures to students related to gainful employment.

These regulations have increased our operating costs and in some cases required us to change the manner in which we operate our business. In addition, because certain of these regulations have been vacated or blocked as a result of litigation challenging the regulations, there remains substantial uncertainty regarding their present or future effectiveness or enforcement. New or amended regulations in the future, particularly regulations focused on the proprietary sector, could further negatively impact our business.

Increased disclosure and recordkeeping requirements could result in lower enrollment or growth rates in a manner that materially and adversely affects our business.

The final rules issued by Department of Education on October 29, 2010 and effective July 1, 2011 require that, for each program leading to “gainful employment” in a recognized occupation, institutions must provide prospective students with information concerning the occupation that the program prepares students to enter, the program’s on-time graduation rate, and the tuition and fees it charges a student for completing the program within normal time, as well as the costs of books, supplies, room, and board, and the median loan debt incurred by students who completed the program. Institutions must also provide the Department of Education with information that will allow determination of student debt levels and incomes after program completion. These new reporting and disclosure requirements have caused increased administrative burden and costs and may have a negative effect on our growth and enrollments.

In recent periods, the U.S. Congress has commenced an examination of the for-profit education sector that could result in legislation or further U.S. Department of Education rulemaking restricting Title IV program participation by proprietary schools in a manner that materially and adversely affects our business.

In recent years, there has been increased focus by Congress on the role that proprietary educational institutions play in higher education. See “Item 1. Business – Regulation – Regulation of Federal Student Financial Aid – Congressional action.” To the extent that any laws or regulations are adopted, or other administrative actions are taken, that limit our participation in Title IV programs or the amount of student financial aid for which the students at our institutions are eligible, our enrollments, revenues and results of operation could be materially and adversely affected.

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

In April 2011, Congress permanently eliminated year-round Pell Grant awards beginning with the 2011-2012 award year as part of the fiscal year 2011 Continuing Resolution Spending Bill. We believe this change, which did not reduce the maximum annual grant level, has had and will have only a nominal impact on our business. However, because the Pell Grant program is one of the largest non-defense discretionary spending programs in the federal budget, it is a target for reduction as Congress addresses the budget deficit. A reduction in the maximum annual Pell Grant amount or changes in eligibility could result in increased student borrowing, which would make it more difficult for us to comply with other important regulatory requirements, and could negatively impact enrollment.

In August 2011, President Obama signed into law the Budget Control Act of 2011, which provides for an increase in the federal government borrowing limit and spending reductions in two phases. The first phase imposed various spending cuts, including the elimination of the partial in-school interest subsidy for graduate student loans as of July 1, 2012. The cost of borrowing has increased for graduate students who defer payment of interest while enrolled, which could adversely impact enrollment. Also effective July 1, 2012, Congress eliminated Pell Grants for students without a high school diploma or G.E.D., but who have demonstrated an ability to benefit from postsecondary education. In December 2011, Congress passed the federal fiscal year 2012 budget, which included the nine remaining appropriations bills needed to fund the federal government for the remainder of the 2012 federal fiscal year. The Consolidated Appropriations Act of 2012 (Appropriations Act), which President Obama signed on December 23, 2011, included award year 2012-2013 funding levels for Title IV Programs and maintained a $5,550 maximum Federal Pell Grant for the 2012-2013 award year by cutting spending on the other student aid programs and placing new restrictions on eligibility. Additionally, the Appropriations Act reduced the maximum income that makes an applicant for Title IV Program funds eligible for an automatic zero Expected Family Contribution from $32,000 to $23,000. This will reduce the number of students eligible for the maximum Federal Pell Grant. Furthermore, the Appropriations Act eliminated the automatic 10% Pell Grant award for students whose calculated award is at least 5% of the maximum Pell Grant but less than 10%. Although the Pell Grant program currently is exempt from the sequestration process, other federal programs and services that could impact our business would be included.

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

To continue participating in the Title IV programs, an institution must demonstrate to the Department of Education that the institution is capable of adequately administering the Title IV programs under specific standards prescribed by the Department of Education. These administrative capability criteria require, among other things, the institution to have an adequate number of qualified personnel to administer the Title IV programs, have adequate procedures for disbursing and safeguarding Title IV funds and for maintaining records, submit all required reports and consolidated financial statements in a timely manner, and not have significant problems that affect the institution’s ability to administer the Title IV programs. If we fail to satisfy any of these criteria, the Department of Education may assess financial penalties against us, restrict the manner in which we receive Title IV funds, require us to post a letter of credit, place us on provisional certification status, or limit or terminate our participation in the Title IV programs, any of which could materially adversely affect us.

We would lose our ability to participate in the Title IV programs if we fail to maintain our institutional accreditation, and our student enrollments could decline if we fail to maintain any of our accreditations or approvals.

An institution must be accredited by an accrediting commission recognized by the Department of Education in order to participate in the Title IV programs. We have institutional accreditation by the Higher Learning Commission, which is an accrediting commission recognized by the Department of Education. To remain accredited, we must continuously meet accreditation standards relating to, among other things, performance, institutional control, institutional integrity, educational quality, faculty, administrative capability, resources, and financial stability. We were reaccredited by the Higher Learning Commission in 2007, and the next scheduled comprehensive evaluation will be conducted in 2016-2017. If we fail to satisfy any of the Higher Learning Commission’s standards, we could lose our accreditation by the Higher Learning Commission, which would cause us to lose our eligibility to participate in the Title IV programs, could cause a significant decline in our total student enrollments, and could have a material adverse effect on us. In addition, many of our individual educational programs are also accredited by specialized accrediting commissions or approved by specialized state agencies. If we fail to satisfy the standards of any of those specialized accrediting commissions or state agencies, we could lose the specialized accreditation or approval for the affected programs, which could result in materially reduced student enrollments in those programs and have a material adverse effect on us.

On July 31, 2012, we announced that, among other leadership changes, our Board of Directors had appointed Mr. Brian E. Mueller, our Chief Executive Officer, to the additional position of President of Grand Canyon University, effective September 1, 2012, replacing Dr. Kathy Player, who, effective September 1, 2012, had resigned to accept the position of Associate Provost. In accordance with the Higher Learning Commission’s rules, we promptly notified the Higher Learning Commission to these changes. In response to a request from the Higher Learning Commission thereafter, we provided the Higher Learning Commission with information related to the Grand Canyon University academic governance structure, including copies of our corporate documents, the bylaws governing Grand Canyon University’s Board of Trustees, organizational charts and information about the individuals comprising our Board of Directors and the Board of Trustees of Grand Canyon University. In November 2012, the Higher Learning Commission notified us that the manner in which the Board of Trustees of Grand Canyon University was structured relative to our corporate Board of Directors may not comply with new accreditation policies scheduled to take effect on January 1, 2013 that require the board of trustees of an accredited institution to have a certain degree of independence and autonomy in their oversight of the financial and academic affairs of an accredited institution. In response to this notice, we reviewed the Higher Learning Commission’s new accreditation policies as they relate to the autonomy of the Board of Trustees of Grand Canyon University, revised and updated the bylaws governing the Board of Trustees in a manner which we believe complies with the new accreditation policies, implemented these new bylaws effective as of January 1, 2013, and provided a copy of the new bylaws to the Higher Learning Commission. At this point, we believe we are in compliance with the Higher Learning Commission’s policies on institutional control and are not aware of any further issues that the Higher Learning Commission may have.

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

Almost every state imposes regulatory requirements on educational institutions that have physical facilities located within the state’s boundaries. These regulatory requirements establish standards in areas such as educational programs, facilities, instructional and administrative staff, marketing and recruitment, financial operations, addition of new locations and educational programs, and various operational and administrative procedures, some of which are different than the standards prescribed by the Department of Education or the Arizona State Board for Private Postsecondary Education. Several states have sought to assert jurisdiction over educational institutions offering online degree programs that have no physical location in the state but that have some activity in the state, such as enrolling or offering educational services to students who reside in the state, employing faculty who reside in the state, or advertising to or recruiting prospective students in the state. See Item 1. Business — Regulation — Regulation of Federal Student Financial Aid Programs — State authorization. Because state regulatory requirements for online education vary among the states, are not well developed in many states, are imprecise or unclear in some states, and can change frequently, it is unclear how the new Department of Education regulation will be enforced and what impact it will have on us. New laws, regulations, or interpretations related to doing business over the Internet could also increase our cost of doing business and affect our ability to recruit students in particular states, which could, in turn, negatively affect enrollments and revenues and have a material adverse effect on our business. In the future, states could coordinate their efforts in order to more aggressively attempt to regulate or restrict schools’ offering of online education.

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

A decline in the overall growth of enrollment in postsecondary institutions, or in the number of students seeking degrees online or in our core disciplines, could cause us to experience lower enrollment, which could negatively impact our future growth.

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

A requirement of the Higher Education Act, commonly referred to as the “90/10 Rule,” that is applicable only to for-profit, postsecondary educational institutions like us provides that an institution loses its eligibility to participate in the Title IV programs if the institution derives more than 90% of its revenue for each of two consecutive fiscal years from Title IV program funds. For purposes of the 90/10 Rule, revenue is calculated under a complex regulatory formula that requires cash basis accounting and other adjustments to the calculation of an institution’s revenue under generally accepted accounting principles that appears in its consolidated financial statements. Under the 90/10 Rule, an institution becomes ineligible to participate in the Title IV programs as of the first day of the fiscal year following the second consecutive fiscal year in which it exceeds the 90% threshold, and its period of ineligibility extends for at least two consecutive fiscal years. If an institution exceeds the 90% threshold for two consecutive fiscal years and it and its students have received Title IV funds during the subsequent period of ineligibility, the institution will be required to return those Title IV funds to the applicable lender or the Department of Education. If an institution’s rate exceeds 90% for any single fiscal year, it will be placed on provisional certification for at least two fiscal years.

The August 2008 reauthorization of the Higher Education Act included significant revisions to the 90/10 Rule that became effective upon the date of the law’s enactment, including provisions that allowed institutions, when calculating their compliance with this revenue test, to exclude from their Title IV program revenue for a three-year period ended June 30, 2011 the additional federal student loan amounts that became available through the Unsubsidized Stafford Loan Program starting in July 2008, and to include more non-Title IV revenue, such as revenue from institutional loans under certain circumstances. Given the level of complexity of this calculation, we did not seek to quantify precisely the benefit that we may have derived in the 90/10 percentage during the periods in which any temporary exclusions were applicable. As such, our reported rates below for 2011 and 2010 exclude the benefits from any such exclusions. Using the Department of Education’s cash-basis, regulatory formula under the 90/10 Rule as currently in effect, for our 2012, 2011, and 2010 fiscal years, we derived approximately 80.3%, 80.2%, and 84.9%, respectively, of our 90/10 Rule revenue from Title IV program funds.

As a result of the continuing increase in the number of students attending our ground campus, who typically finance a greater percentage of their educational costs with non-Title IV sources of funds, we expect the percentage of our revenue that we receive from Title IV programs to remain stable or decrease in the future, although this may be impacted by recent changes in federal law that increased Title IV grant and loan limits, as well as the ongoing economic environment, which has adversely affected the employment circumstances of our students and their parents and increased their reliance on Title IV programs. If we were to exceed the 90% threshold for two consecutive years such that we lost our eligibility to participate in the Title IV programs, or if Congress passed legislation changing how certain funds are counted under this rule, revising the percentage of income that proprietary schools must derive from non-federal sources, or both, it would have a material adverse effect on our business, prospects, financial condition, and results of operations.

We may lose our eligibility to participate in the Title IV programs if our student loan default rates are too high.

An institution may lose its eligibility to participate in some or all of the Title IV programs if, for three consecutive years, 25% or more of its students who were required to begin repayment on their student loans in one year default on their payment by the end of the following year. In addition, an institution may lose its eligibility to participate in some or all of the Title IV programs if the default rate of its students exceeds 40% for any single year. The August 2008 reauthorization of the Higher Education Act extends by one year the period for which students’ defaults on their loans will be included in the calculation of an institution’s default rate, a change that is expected to increase our cohort default rates. The new law also increases the threshold for an institution to lose its eligibility to participate in the relevant Title IV programs from 25% to 30% over three consecutive years, while leaving the threshold at 40% for a single year. These changes to the law took effect for institutions’ cohort default rates for federal fiscal year 2009, which were issued by the Department of Education in 2012. While our cohort default rates have historically been significantly below these levels, we cannot assure you that this will continue to be the case. For example, we believe our cohort default rate for the 2010 federal fiscal year increased (although it remains below the Department of Education’s thresholds) due primarily to the impact of current economic conditions on our students and former students and our transition to a borrower-based, non-term financial aid system in 2010. Our cohort default rates, under the two-year method, on federal student loans for the 2010, 2009, and 2008 federal fiscal years, the three most recent years for which such rates have been calculated, were 12.0%, 9.2%, 3.4%, respectively. Our cohort default rate, under the three-year method, for the 2009 federal fiscal year was 15.1%, and our trial cohort default rates, under the three-year method, for the 2008, and 2007 federal fiscal years, as issued by the Department of Education in January 2012, were 7.3%, and 2.9%, respectively. Increases in interest rates or declines in income or job losses for our students could contribute to higher default rates on student loans. Exceeding the student loan default rate thresholds and losing our eligibility to participate in the Title IV programs would have a material adverse effect on our business, prospects, financial condition, and results of operations. Any future changes in the formula for calculating student loan default rates, economic conditions, or other factors that cause our default rates to increase, could place us in danger of losing our eligibility to participate in some or all of the Title IV programs and materially adversely affect us.

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

Our expansion efforts include offering new educational programs. In addition, we may increase our operations in additional states and seek to acquire existing schools from other companies. If we are unable to obtain the necessary approvals for such new programs, operations, or acquisitions from the Department of Education, the Higher Learning Commission, the Arizona State Board for Private Postsecondary Education, or any other applicable state education agency or accrediting commission, or if we are unable to obtain such approvals in a timely manner, our ability to consummate the planned actions and provide Title IV funds to any affected students would be impaired, which could have a material adverse effect on our expansion plans. For example, in July 2012, the Higher Learning Commission disagreed with the recommendation of its program review team and declined to approve our application to offer a Doctor of Nursing Practice degree program at that time, instead indicating that our application would need to be revised and resubmitted for further consideration. We are currently in the process of revising and resubmitting this application based on the feedback we received from the Higher Learning Commission and, while we believe this program will eventually be approved, we can provide no assurance that it will be approved or, if it is approved, when such approval might occur. While this specific example of an ongoing program application process with the Higher Learning Commission, by itself, is not material to us, it does indicate the increased scrutiny that the Higher Learning Commission is exercising over educational institutions generally and for-profit institutions, in particular. In addition to these types of denials, if we were to determine erroneously that a new program did not need approval or that we had all required approvals, we could be liable for repayment of the Title IV program funds provided to students in that program or at that location.

Government regulations relating to the Internet could increase our cost of doing business, affect our ability to grow or otherwise have a material adverse effect on our business.

The popularity and use of the Internet and other online services has led and may lead to the adoption of new laws and regulatory practices in the United States or foreign countries and to new interpretations of existing laws and regulations. These new laws and interpretations may relate to issues such as online privacy, copyrights, trademarks and service marks, sales taxes, fair business practices, and the requirement that online education institutions qualify to do business as foreign corporations or be licensed in one or more jurisdictions where they have no physical location or other presence. New laws and regulations or interpretations thereof related to doing business over the Internet could increase our costs and adversely affect our business, prospects, financial condition, and results of operations.

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

We are subject to rules and regulations as a result of our membership with the National Collegiate Athletic Association (NCAA) and any violations of such rules or regulations could adversely affect our reputation and operations.

Strict observance of rules and regulations contribute to the success of our athletic program. It is the responsibility of the University administration and the Athletic Department to adhere to all regulations created for the governance of intercollegiate athletics as set forth by the PacWest Conference, WAC Conference, NCAA, and Grand Canyon University. The move from Division II to Division I effective July 1, 2013 demonstrates our commitment to athletic excellence and will enhance our visibility. Any violations of such rules and regulations could adversely affect our reputation and operations.

Our business may be adversely affected by economic conditions in the U.S. or abroad.

The U.S. and many other industrialized countries are experiencing challenging economic circumstances, including high unemployment, uncertainty about financial markets and, in many cases, economic malaise or recession. In addition, homeowners in the U.S. have experienced a significant reduction in their net worth due to significant declines in residential real estate values across the U.S. in past years. We believe the economic circumstances in the U.S., in particular the continued high unemployment rate, has contributed to a portion of our increased enrollment growth as an increasing number of working adults seek to continue to advance their education to improve job security or new employment prospects. This effect cannot be quantified. However, to the extent that the economic circumstances and high unemployment have increased demands for our programs, an improving economy and increased employment may negate this effect and reduce such demand as fewer students seek to advance their education in favor of participating in the workforce. This decline could have a material adverse effect on our business, financial condition, results of operations and cash flows. Alternatively, a worsening of economic and employment conditions may reduce the ability of employers to sponsor educational opportunities for their employees, which could adversely impact our enrollment. In addition, continued deterioration in our economy and employment opportunities could adversely affect the ability of our former students to repay student loans, which could increase our bad debt expense and our student loan cohort default rate, which would require increased focus and attention to manage these defaults, which could have a material adverse effect on our business.

If students fail to pay their outstanding balances owed to us, our business may be harmed.

From time to time, students, including former students, may carry balances on portions of their education expense not covered by financial aid programs. Students may also carry balances related to financial aid funds we have advanced to them that are in excess of the student’s cost and related fees. These balances are unsecured and not guaranteed. We have historically been successful in collecting our accounts receivable, including those due from former students as a result of the return to Title IV requirement, because the amount owed by a particular student that is in excess of the amount of financial aid that the student earned and that we are entitled to retain is often quite small. Due primarily to the ongoing economic conditions, we believe that the level of motivation that former students have to pay off their balances due to us, based on such factors as being able to receive transcripts or protecting their credit, has lessened over time. In 2011, we analyzed our collection history and determined that in recent periods receivables due from former students had become much more likely to go uncollected and that our allowance for doubtful accounts needed to be adjusted. Thus, we changed our allowance calculation methodology in 2011 such that receivables due from former students are treated as a separate pool and are reserved for and written off in a much more accelerated timeframe. We did not change the methodology for reserving for receivables due from current students given that we have not seen a change in the payment patterns for this pool of students. If the United States continues to experience reduced economic activity and high unemployment, it could continue to have an adverse effect on the ability or willingness of our former students to repay amounts due to us. As a result, losses related to unpaid student balances in excess of our allowance for doubtful accounts, or the failure of students to repay their debt obligations, could have a material adverse effect on our business, financial condition and results of operations.

We operate in a highly competitive industry, and competitors with greater resources could harm our business.

The postsecondary education market is highly fragmented and competitive. We compete for students primarily with traditional public and four-year degree-granting regionally accredited colleges and universities and other proprietary degree-granting regionally accredited schools. An increasing number of traditional colleges and universities and community colleges are offering distance learning and other online education programs, including programs that are geared toward the needs of working adult students. This trend has been accelerated by private companies that provide and/or manage online learning platforms for traditional colleges and universities. As the proportion of traditional colleges and universities providing alternative learning modalities increases, we will face increasing competition for students from such institutions, including those with well-established reputations for excellence. In addition, it is likely that we will begin to face competition from various emerging nontraditional, credit-bearing and noncredit-bearing education programs, provided by both proprietary and not-for-profit providers, including massive open online courses (MOOCs) offered worldwide without charge by traditional educational institutions and other direct-to-consumer education services. Each of these competitors may develop platforms or other technologies, including technologies such as streaming video, that allow for greater levels of interactivity between faculty and students and that are superior to the platform and technology we use, and these differences may affect our ability to recruit and retain students. Public institutions receive substantial government subsidies, and public and private non-profit institutions have access to government and foundation grants, tax-deductible contributions, and other financial resources generally not available to for-profit schools. Accordingly, public and private non-profit institutions may have instructional and support resources superior to those in the for-profit sector, and public institutions may be able to offer substantially lower tuition prices. Some of our competitors in both the public and private sectors also have substantially greater financial and other resources than we do. We may not be able to compete successfully against current or future competitors, including with respect to our ability to acquire or compete with technologies being developed by our competitors, and may face competitive pressures that could adversely affect our business, prospects, financial condition, and results of operations. These competitive factors could cause our enrollments, revenues, and profitability to significantly decrease and could render our online delivery format less competitive or obsolete.

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

In particular, we license the right to utilize the name of Ken Blanchard in connection with our business school and Executive MBA programs, and the name of Jerry Colangelo in connection with our Colangelo School of Sports Business that we operate within our business school, and we have spent significant resources in related branding efforts. Nevertheless, these license agreements may terminate or expire, or otherwise may not necessarily be extended in the future. In addition, third parties may attempt to develop competing programs or copy aspects of our curriculum, online resource material, quality management, and other proprietary content. The termination of this license agreement, or attempts to compete with or duplicate our programs, if successful, could adversely affect our business. Protecting these types of intellectual property rights can be difficult, particularly as it relates to the development by our competitors of competing courses and programs.

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

Our loan agreement, which we entered into in December 2012, imposes certain operating restrictions on us, including limitations on our ability to incur additional debt or make certain investments, and requires us to maintain compliance with certain applicable regulatory standards. In addition, the loan agreement requires us to maintain a maximum leverage ratio, a minimum fixed charge coverage ratio and a minimum tangible net worth, in each case as such terms are defined in the loan agreement. We cannot assure you that these covenants will not adversely affect our ability to finance our future operations or capital needs or to pursue available business opportunities. A breach of any of these covenants or our inability to maintain the required financial ratios could result in a default in respect of the related indebtedness. If a default occurs, the affected lenders could elect to declare the indebtedness, together with accrued interest and other fees, to be immediately due and payable.

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

The development and approval of new programs and courses, both ground and online, are subject to requirements and limitations imposed by the Department of Education, state licensing agencies, and the relevant accrediting commissions, and in certain cases, such as with doctoral programs, involves a process that can take several years to complete. The imposition of restrictions on the initiation of new educational programs by any of our regulatory agencies, such as the Higher Learning Commission declining to approve our initial application to offer a Doctor of Nursing Practice degree in July 2012, or delays in obtaining approvals of such programs, may delay our expansion plans. Establishing new academic programs or modifying existing academic programs may also require us to make investments in specialized personnel, increase marketing efforts, and reallocate resources. We may have limited experience with the subject matter of new programs.

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

Our Board of Directors has the authority, without action or vote of our stockholders, to issue all or any part of our authorized but unissued shares of common stock, including shares issuable upon the exercise of options or the grant of restricted stock, shares that may be issued to satisfy our payment obligations under our incentive plans, or shares of our authorized but unissued preferred stock. Issuances of common stock or voting preferred stock would reduce your influence over matters on which our stockholders vote, and, in the case of issuances of preferred stock, likely would result in your interest in us being subject to the prior rights of holders of that preferred stock.

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

The price of our common stock may fluctuate.

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

We own our ground campus, which is located on approximately 115 acres in the center of the Phoenix, Arizona metropolitan area, near downtown Phoenix. Our on-campus facilities currently consist of 5 classroom buildings, four lecture halls, a 300-seat theater, a 155,000-volume library, a media arts complex that provides communications students with audio and video equipment, a 55,000 square foot recreation center for both student-athletes and on-campus students, a 140,000 square foot/ 5,000 seat basketball and entertainment arena, a gymnasium, an activity center that contains a food court, a bowling alley and other student services, a student union, five dormitories, apartments, a pool, athletic facilities and a parking garage with 1,630 parking spaces. Additionally, we have several office buildings used for administration, including a recently renovated office complex adjacent to our campus. In 2013, in order to accommodate the continued growth of our traditional ground population, we expect to build two dormitories and to renovate our food service facilities and library.

We also lease four additional facilities for employees in Arizona, and eight facilities in Arizona and two in New Mexico for classroom and labs for our nursing professional studies students. We may add additional space in Arizona and in other states in the southwest U.S. to accommodate our growth plans in 2013 and beyond.

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

The table below sets forth the high and low sales prices for our common stock, as reported by the Nasdaq Global Market.

	High	Low
2012
First Quarter	$18.49	$15.80
Second Quarter	$21.19	$15.96
Third Quarter	$24.20	$15.80
Fourth Quarter	$25.00	$20.59

2011
First Quarter	$20.66	$13.77
Second Quarter	$15.46	$12.26
Third Quarter	$17.99	$13.73
Fourth Quarter	$17.35	$14.12

Holders

As of December 31, 2012, there were approximately 203 registered holders of record of common stock. A substantially greater number of holders of common stock are “street name” or beneficial holders, whose shares are held of record by banks, brokers and other financial institutions.

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

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

On August 16, 2010, our Board of Directors authorized the University to repurchase $25.0 million of common stock, from time to time, depending on market conditions and other considerations. On July 28, 2011, our Board of Directors authorized us to repurchase an additional $25.0 million ($50.0 million total) of common stock, from time to time, depending on market conditions and other considerations. On July 26, 2012, our Board of Directors extended the expiration date on the repurchase authorization to September 30, 2013. Repurchases occur at our discretion. Repurchases may be made in the open market or in privately negotiated transactions, pursuant to the applicable Securities and Exchange Commission rules. The amount and timing of future share repurchases, if any, will be made as market and business conditions warrant. Since the approval of our share repurchase plan, we have purchased 2.4 million shares of common stock at an aggregate cost of $39.1 million, which includes 0.8 million shares of common stock at an aggregate cost of $15.2 million during the year ended December 31, 2012, which are recorded at cost in the accompanying December 31, 2012 consolidated balance sheet and statement of stockholders’ equity. At December 31, 2012, there remained $10.9 million available under our current share repurchase authorization. During the fourth quarter of 2012, we repurchased 455,265 shares of common stock at an aggregate cost of $10.3 million.

The following table sets forth our share repurchases of common stock during each period in the fourth quarter of fiscal 2012:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Dollar Value of Shares That May Yet Be Purchased Under the Program
October 1, 2012 – October 31, 2012	225,000	$22.76	225,000	$16,059,000
November 1, 2012 – November 30, 2012	230,265	$22.56	230,265	$10,864,000
December 1, 2012 – December 31, 2012	—	$—	—	$10,864,000

Total	455,265	$22.66	455,265	$10,864,000

University Stock Performance

The following graph compares the cumulative 49-month return of holders of our common stock with the cumulative total returns of the S&P 500 Index, the NASDAQ Composite index, our peer group of six companies that includes: Capella Education Company, American Public Education, Inc., Apollo Group Inc., Strayer Education Inc., Education Management Corporation and Bridgepoint Education, Inc. This chart assumes that an investment of $100 was made in our common stock, in the index, and in the peer group on November 20, 2008 and that all dividends paid by us (subsequent to our initial public offering) and such companies were reinvested, and tracks the relative performance of such investments through December 31, 2012.

	11/08	12/08	3/09	6/09	9/09	12/09	3/10	6/10
Grand Canyon Education, Inc.	100.00	158.48	145.65	141.60	150.46	160.42	220.59	197.72
S&P 500	100.00	93.81	83.48	96.78	111.88	118.64	125.03	110.74
NASDAQ Composite	100.00	96.92	91.10	109.64	127.82	135.03	140.81	125.93
Peer Group	100.00	110.36	91.26	88.36	90.15	79.74	86.62	64.43

	9/10	12/10	3/11	6/11	9/11	12/11	3/12
Grand Canyon Education, Inc.	185.06	165.32	122.36	119.66	136.29	134.68	149.87
S&P 500	123.25	136.51	144.59	144.73	124.66	139.39	156.94
NASDAQ Composite	144.71	159.76	166.55	166.32	144.74	156.71	184.93
Peer Group	66.76	60.17	60.83	65.66	50.25	72.38	52.80

	6/12	9/12	12/12
Grand Canyon Education, Inc.	176.71	198.57	198.06
S&P 500	152.62	162.31	161.70
NASDAQ Composite	179.79	189.18	181.87
Peer Group	46.26	33.47	28.36

Copyright© 2013 Standard & Poor’s, a division of The McGraw-Hill Companies Inc. All rights reserved. (www.researchdatagroup.com/S&P.htm)

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

The following selected consolidated financial and other data should be read in conjunction with Item 8, Consolidated Financial Statements and Supplementary Data, and Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, to fully understand the information presented below. The selected consolidated income statement data and other data, excluding period end enrollment, for the years ended December 31, 2012, 2011, and 2010, and the selected consolidated balance sheet data as of December 31, 2012, and 2011, have been derived from our audited consolidated financial statements for such years, which are included herein. The selected consolidated income statement data and other data, excluding period end enrollment, for the years ended December 31, 2009 and 2008, and the selected consolidated balance sheet data as of December 31, 2010, 2009, and 2008, have been derived from our audited consolidated financial statements for such years, which are not included herein. Our historical results are not necessarily indicative of our results for any future period.

	Year Ended December 31,
	2012	2011	2010	2009	2008
	(In thousands, except per share data)
Income Statement Data:
Net revenue	$511,257	$426,741	$385,625	$261,902	$161,309
Costs and expenses:
Instructional costs and services	220,403	194,801	178,844	101,904	64,601
Selling and promotional	141,300	119,955	112,493	85,405	65,551
General and administrative	35,502	29,043	26,621	21,603	18,360
Contract termination fees to related party	—	—	9,233	—	—
Litigation loss	—	—	—	5,200	—
Lease termination costs	—	782	—	—	—
Estimated exit costs	—	—	258	1,218	—

Total costs and expenses	397,205	344,581	327,449	215,330	148,512

Operating income	114,052	82,160	58,176	46,572	12,797
Interest expense	(699)	(720)	(889)	(1,613)	(2,897)
Interest income	71	88	168	324	640

Income before income taxes	113,424	81,528	57,455	45,283	10,540
Income tax expense	43,977	30,982	22,249	17,979	3,855

Net income	69,447	50,546	35,206	27,304	6,685
Preferred dividends	—	—	—	—	(938)

Net income available to common stockholders	$69,447	$50,546	$35,206	$27,304	$5,747

Earnings per common share
Basic	$1.57	$1.13	$0.77	$0.60	$0.26
Diluted	$1.53	$1.12	$0.76	$0.60	$0.17
Shares used in computing earnings per common share
Basic	44,332	44,631	45,722	45,184	22,185
Diluted	45,251	45,105	46,396	45,503	33,430

	Year Ended December 31,
	2012	2011	2010	2009	2008
	(In thousands)
Other Data:
Capital expenditures	$97,653	$80,545	$62,627	$60,265	$8,374
Purchase of land and building related to future development	$7,223	$—	$—	$—	$—
Depreciation and amortization	$21,627	$16,738	$11,812	$7,664	$5,095
Adjusted EBITDA (unaudited)(1)	$149,593	$107,428	$85,824	$65,119	$25,675
Period end enrollment(2):
Online	44,690	38,918	37,734	34,596	21,955
Ground	7,602	4,999	3,748	3,113	2,681

	As of December 31,
	2012	2011	2010	2009	2008
	(In thousands)
Balance Sheet Data:
Cash and cash equivalents and marketable securities	$105,111	$21,189	$33,637	$63,101	$35,627
Restricted cash, cash equivalents and investments	56,189	56,670	52,938	3,233	5,125
Total assets	494,923	317,847	275,096	174,738	116,990
Capital lease obligations (including short-term)	674	1,144	1,824	1,619	30,509
Notes payable (including short-term)	99,701	21,640	23,907	26,088	1,744
Total stockholders’ equity	234,059	163,293	127,501	86,028	53,590

(1)	Adjusted EBITDA is defined as net income plus interest expense net of interest income, plus income tax expense, and plus depreciation and amortization (EBITDA), as adjusted for (i) the amortization of prepaid royalty payments recorded in conjunction with a settlement of a dispute with our former owner, as discussed in Note 2 to our consolidated financial statements that are included in Item 8, Consolidated Financial Statements and Supplementary Data; (ii) contributions made to Arizona school tuition organizations in lieu of the payment of state income taxes, which we typically make in the fourth quarter of a fiscal year; (iii) litigation and regulatory reserves, if any; (iv) exit costs, if any; (v) contract termination fees, if any; (vi) lease termination costs, if any; and (vii) share-based compensation.
(2)	Enrollment at December 31, 2012, 2011 and 2010 represents individual students who attended a course during the last two months of the calendar quarter. Prior to our transition to a BBAY environment, enrollment had been defined as individual students that attended a course in a term that was in session as of the end of the quarter.

We present Adjusted EBITDA because we consider it to be an important supplemental measure of our operating performance. We also make certain compensation decisions based, in part, on our operating performance, as measured by Adjusted EBITDA, and our loan agreement requires us to comply with covenants that include performance metrics substantially similar to Adjusted EBITDA. All of the adjustments made in our calculation of Adjusted EBITDA are adjustments to items that management does not consider to be reflective of our core operating performance. Management considers our core operating performance to be that which can be affected by our managers in any particular period through their management of the resources that affect our underlying revenue and profit generating operations during that period. Royalty expenses paid to our former owner, contributions made to Arizona school tuition organizations in lieu of the payment of state income taxes, estimated litigation and regulatory reserves, exit costs, contract and lease termination fees, and share-based compensation are not considered reflective of our core performance. We believe Adjusted EBITDA allows us to compare our current operating results with corresponding historical periods and with the operational performance of other companies in our industry because it does not give effect to potential differences caused by variations in capital structures (affecting relative interest expense, including the impact of write-offs of deferred financing costs when companies refinance their indebtedness), tax positions (such as the impact on periods or companies of changes in effective tax rates or net operating losses), the book amortization of intangibles (affecting relative amortization expense), and other items that we do not consider reflective of underlying operating performance. We also present Adjusted EBITDA because we believe it is frequently used by securities analysts, investors, and other interested parties as a measure of performance.

In evaluating Adjusted EBITDA, investors should be aware that in the future we may incur expenses similar to the adjustments described above. Our presentation of Adjusted EBITDA should not be construed as an inference that our future results will be unaffected by expenses that are unusual, non-routine, or non-recurring. Adjusted EBITDA has limitations as an analytical tool. Some of these limitations are that it does not reflect:

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

The following table reconciles Adjusted EBITDA to net income for the periods indicated:

	Year Ended December 31,
(In thousands)	2012	2011	2010
Net income	$69,447	$50,546	$35,206
Plus: interest expense net of interest income	628	632	721
Plus: income tax expense	43,977	30,982	22,249
Plus: depreciation and amortization	21,627	16,738	11,812

EBITDA	135,679	98,898	69,988

Plus: royalty to former owner(a)	296	296	296
Plus: contributions made in lieu of state income taxes(b)	2,000	1,000	1,000
Plus: estimated litigation and regulatory reserves(c)	3,807	—	—
Plus: exit costs(d)	—	—	258
Plus: contract termination fees to a related party(e)	—	—	9,233
Plus: lease termination costs(f)	—	782	—
Plus: share-based compensation(g)	7,811	6,452	5,049

Adjusted EBITDA	$149,593	$107,428	$85,824

(a)	Represents the amortization of prepaid royalty payments, as discussed in Note 2 to our consolidated financial statements that are included in Item 8, Consolidated Financial Statements and Supplementary Data.
(b)	Reflects contributions made to various Arizona school tuition organizations to assist with funding for education. In connection with such contributions made we received a dollar-for-dollar state income tax credit, which resulted in a reduction in our effective income tax rate to 38.8%, 38.0% and 38.7% for the years ended December 31, 2012, 2011 and 2010, respectively. Had these contributions not been made, our effective tax rate would have been 39.8%, 38.7% and 39.8%, for 2012, 2011 and 2010, respectively. Such contributions are viewed by our management to be made in lieu of payments of state income taxes and are therefore excluded from evaluation of our core operating performance.
(c)	Reflects $3.5 million for the program review reserve and $0.3 million for estimated litigation reserves. See Item 8, Consolidated Financial Statements and Supplementary Data.
(d)	Represents exit costs related to the closure of a student services facility in Utah, including termination benefits, relocation expenses and the future lease payments, plus the write off of leasehold improvements associated with the leased space.
(e)	Represents contract termination fees related to the termination of our Mind Streams revenue sharing arrangement in December 2010. See Item 8, Consolidated Financial Statements and Supplementary Data.
(f)	Reflects termination costs incurred related to the early termination of leased space, removal of deferred rent and leasehold improvements.
(g)	Reflects share-based compensation expense relating to restricted stock awards and option grants made to employees and directors.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations for the year ended December 31, 2012 should be read in conjunction with our consolidated financial statements and related notes that appear in Item 8, Consolidated Financial Statements and Supplementary Data. In addition to historical information, the following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to these differences include those discussed below and elsewhere in this Annual Report on Form 10-K, particularly in Item 1A, Risk Factors and Forward-Looking Statements.

Executive Overview

We are a regionally accredited provider of postsecondary education services focused on offering graduate and undergraduate degree programs in our core disciplines of education, healthcare, business and liberal arts. We offer programs online, on ground at our approximately 115-acre traditional campus in Phoenix, Arizona and onsite at facilities we lease and at facilities owned by third party employers. At December 31, 2012, we had approximately 52,300 students. At December 31, 2012, 85.5% of our students were enrolled in our online programs and, of our online and professional studies students, 41.9% were pursuing master’s or doctoral degrees.

Key Trends, Developments and Challenges

The following circumstances and trends present opportunities, challenges and risks.

Evolving Postsecondary Education Market. We believe the number of non-traditional students who work, are raising a family, or are doing both while trying to earn a college degree continues to grow. The continued economic environment in the U.S., however, has caused an increased number of potential students and/or their parents to consider the cost of education as a primary factor in choosing the school that they will attend. Given these trends, we believe that many individuals will be attracted to our high quality academic programs at affordable tuition rates. We also believe that competition for students continues to increase. We compete primarily with traditional public and four-year degree-granting regionally accredited colleges and universities and other proprietary degree-granting regionally accredited schools. An increasing number of traditional colleges and universities and community colleges are offering distance learning and other online education programs, including programs that are geared towards the needs of working adult students. This trend has been accelerated by private companies that provide and/or manage online learning platforms for traditional colleges and universities. As the proportion of traditional colleges and universities providing alternative learning modalities increases, we will face increasing competition for students from such institutions, including those with well-established reputations for excellence. In addition, it is likely that we will begin to face competition from various emerging nontraditional, credit-bearing and noncredit-bearing education programs, provided by both proprietary and not-for-profit providers, including massive open online courses (MOOCs) offered worldwide without charge by traditional educational institutions and other direct-to-consumer education services.

Regulation and Oversight. We are subject to extensive regulation by federal and state governmental agencies and accrediting bodies. In particular, the Higher Education Act of 1965, as amended (the “Higher Education Act”), and the regulations promulgated thereunder by the Department of Education subject us to significant regulatory scrutiny on the basis of numerous standards that schools must satisfy in order to participate in the various federal student financial assistance programs under Title IV of the Higher Education Act. See Item 1. Business – Regulation. Recent regulations have imposed new reporting and disclosure requirements that have caused increased administrative burden and costs and may have a negative effect on our growth and enrollments. In addition, in recent years, there has been increased focus by Congress on the role that proprietary educational institutions play in higher education and various proposals to modify the laws to which proprietary educational institutions are subject, including, for example, proposals to change the 90/10 Rule to an 85/15 rule and to require that colleges count GI Bill benefits, military tuition assistance, and several other sources of federal funds as student financial aid revenue for purposes of the 90/10 Rule. We cannot predict what legislation, if any, may result from these Congressional proposals or what impact any such legislation might have on the proprietary education sector generally or our business in particular. To the extent that any laws or regulations are adopted, or other administrative actions are taken, that limit our participation in Title IV programs or the amount of student financial aid for which the students at our institutions are eligible, our enrollments, revenues and results of operation could be materially and adversely affected.

Department of Education Program Review. We remain subject to an ongoing program review that was initiated by the Department of Education in July 2010 and the subject of a preliminary program review report that we received on August 24, 2011. See Item 1. Business – Regulation – Compliance Reviews, and Item 1A. Risk Factors–The Department of Education is conducting a program review of Grand Canyon University, which may result in the repayment of a substantial amount of Title IV funds and may lead to fines, penalties, or other sanctions, and damage to our reputation in the industry.

Fiscal Year 2012 Events

We experienced the following significant events in 2012:

•	Enrollment, Net Revenue, and Operating Income Growth. We achieved enrollment growth for the fiscal year ended December 31, 2012 as compared to the fiscal year ended December 31, 2011, as ground enrollment increased 52.1% and online enrollment increased 14.8% over the prior year. We attribute the significant growth in our ground enrollment between years to our increasing brand recognition and the value proposition that our ground traditional campus affords to traditional-aged students and their parents. After scholarships, our ground traditional students pay tuition, room, board, and fees in an amount that is often half to a third of what it costs to attend a private, traditional university in another state and an amount comparable to what it costs to attend the public universities in the state of Arizona as an in-state student. Another factor contributing to the 19.8% increase in net revenue over the same period was the increase in the revenue per student for our online and professional studies students as a result of improved retention, selective tuition price increases, and an increase in student fees between years. In this regard, we increased tuition prices for students in our online and professional studies programs by amounts up to 5.9%, depending on the program, with an estimated blended rate increase of 2.5% for our 2012-13 academic year, as compared to tuition price increases for students in our online and professional studies programs of amounts up to 6.5%, depending on the program, with an estimated blended rate increase of 3.2% for our 2011-12 academic year. Although we did not raise our tuition for our traditional ground programs during either our 2012-13 or 2011-12 academic years, we did recognize an increase in revenue per student for our traditional ground programs as we recognized a higher amount of revenue from room and board and student fees. Tuition increases have not historically been, and may not in the future be, consistent across our programs due to market conditions and differences in operating costs of individual programs. Operating income was $114.1 million for the fiscal year ended December 31, 2012, an increase of 38.8% over the $82.2 million in operating income for 2011.

•	Increased Brand Recognition. Our brand recognition through our traditional campus was highlighted throughout 2012 due to highly visible awards and invitations we received. Following the recognition we received for winning the 2011-12 Learfield Sports Directors Cup as the top overall NCAA Division II intercollegiate athletic program, we accepted an invitation to be a member of the NCAA Division I Western Athletic Conference beginning with the 2013-14 academic year and we have started the four-year process to reclassify NCAA membership from Division II to Division I. We believe this increased brand recognition has been the primary factor behind our increased enrollment, especially in Arizona and bordering states.

•	Capital Expenditures. Our capital expenditures in 2012 of $97.7 million were primarily related to the expansion of our physical campus and significant investments in technology innovation to support our students and staff. In 2012, we completed two additional dormitories, an Arts and Sciences classroom building, a remodel of our student union, and a parking garage to support our increasing traditional student enrollment as well as purchases of computer equipment, internal use software projects and furniture and equipment. In addition during 2012 we purchased an on campus dormitory that was previously leased. The Arts and Sciences classroom building has 21 traditional classrooms, five science labs, two computer labs, a simulation laboratory, and a skills laboratory. These investments are to support our growing on-campus student population as well as enhance the brand of the University.

•	Enhanced Liquidity. In December 2012, we entered into a new credit agreement with Bank of America, N.A. as Administrative Agent and other lenders (the “Agreement”), which refinances our prior loan agreement with Bank of America, N.A. dated April 8, 2011. The Agreement (a) increases the term loan to $100 million with a maturity date of December 2019 and decreases the interest rate on the outstanding balance from the BBA Libor Rate plus 200 basis points to the BBA Libor Rate plus 175 basis points, with monthly principal and interest payments, and (b) provides a revolving line of credit in the amount of $50 million through December 2017 to be utilized for working capital, capital expenditures, share repurchases and other general corporate purposes.

•	Investing in Innovative Educational Tools. During 2010, we entered into an agreement with an affiliated entity to develop a new learning management system (called LoudCloud) for our use. Through this agreement we prepaid perpetual license fees, acquired source code rights for the software developed, and prepaid maintenance and service fees for the first seven years of use, for an aggregate amount of $4.9 million. During October 2011, we began converting our students to the LoudCloud platform for our online delivered coursework. By August 2012 all online nontraditional students had migrated to the LoudCloud platform. We anticipate the remaining ground students and cohorts will fully transition by May of 2013.

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

We define enrollment as individual students who attended a course during the last two months of the calendar quarter. We offer three 16-week semesters in a calendar year with one start available per semester for our traditional ground students. Online and professional studies students have more frequent class starts in five-, seven- or eight-week courses through the calendar year. Enrollments are a function of the number of continuing students at the beginning of each period and new enrollments during the period, which are offset by graduations, withdrawals, and inactive students during the period. Inactive students for a particular period include students who are not registered in a class and, therefore, are not generating net revenue for that period, but who have not withdrawn from Grand Canyon University.

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

The following is a summary of our student enrollment at December 31, 2012, 2011, and 2010 (which included fewer than 700 students pursuing non-degree certificates in each period) by degree type and by instructional delivery method:

	December 31,
	2012(1)		2011(1)		2010(1)
	# of Students	% of Total	# of Students	% of Total	# of Students	% of Total
Graduate degree(2)	19,395	37.1%	17,175	39.1%	17,732	42.7%
Undergraduate degree	32,897	62.9%	26,742	60.9%	23,750	57.3%

Total	52,292	100.0%	43,917	100.0%	41,482	100.0%

	December 31,
	2012(1)		2011(1)		2010
	# of Students	% of Total	# of Students	% of Total	# of Students	% of Total
Online(3)	44,690	85.5%	38,918	88.6%	37,734	91.0%
Ground(4)	7,602	14.5%	4,999	11.4%	3,748	9.0%

Total	52,292	100.0%	43,917	100.0%	41,482	100.0%

(1)	Enrollment at December 31, 2012, 2011 and 2010 represents individual students who attended a course during the last two months of the calendar quarter.
(2)	Includes 3,065, 1,924 and 1,186 students pursuing doctoral degrees at December 31, 2012, 2011 and 2010, respectively.
(3)	As of December 31, 2012, 2011 and 2010, 41.9%, 42.8% and 45.7%, respectively, of our online and professional studies students were pursuing graduate or doctoral degrees.
(4)	Includes our traditional on-campus students, as well as our professional studies students.

For the 2012-13 academic year (the academic year that began in May 2012), our prices per credit hour range from $350 to $465 for undergraduate online and professional studies courses, $495 to $600 for graduate online courses, $630 for doctoral online programs, and $688 for undergraduate courses for ground students. For our active duty and active reserve online and professional studies students, our prices per credit hour are $250 for undergraduate, $400 for graduate courses and $599 for doctoral courses. The overall price of each course varies based upon the number of credit hours per course (with most courses representing four credit hours), the degree level of the program, and the discipline. In addition, we charge a fixed $8,250 “block tuition” for undergraduate ground students taking between 12 and 18 credit hours per semester, with an additional $688 per credit hour for credits in excess of 18. A traditional undergraduate degree typically requires a minimum of 120 credit hours. The minimum number of credit hours required for a master’s degree and overall cost for such a degree varies by program, although such programs typically require approximately 36 credit hours. The doctoral program requires approximately 60 credit hours.

Based on current tuition rates, tuition for a full program would generally equate to between $17,340 and $24,480 for an online master’s program, between $42,000 and $55,800 for a full four-year online bachelor’s program, $37,800 and $39,700 for a full doctoral program, and approximately $66,000 for a full four-year bachelor’s program taken on our ground campus. The tuition amounts referred to above assume no reductions for transfer credits or scholarships, which many of our students utilize to reduce their total program costs. For the years ended December 31, 2012, 2011 and 2010, our revenue was reduced by approximately $94.3 million, $73.6 million and $55.8 million, respectively, as a result of scholarships that we offered to our students. The increase in scholarships reflects our increased revenues and our resulting increased use of scholarships (especially academic scholarships), to attract high performing students to our ground traditional campus.

Revenue per student increased between periods as a result of improved retention as well as selective tuition price increases for students in our online and professional studies programs of up to 5.9%, depending on the program, with an estimated blended rate increase of 2.5% for our 2012-13 academic year, as compared to selective tuition price increases for students in our online and professional studies programs of up to 6.5%, depending on the program, with a blended rate increase of 3.2% for the prior academic year. Tuition for our traditional ground programs had no increase for our 2012-13 or 2011-12 academic years. Tuition increases have not historically been, and may not in the future be, consistent across our programs due to market conditions and differences in operating costs of individual programs. The lower increases for our programs for the current academic year generally reflect a concerted effort to control tuition pricing for students so that debt levels assumed by our students are reasonable.

We derive a majority of our net revenues from tuition financed by the Title IV programs. For the years ended December 31, 2012, 2011 and 2010, we derived cash receipts equal to approximately 80.3%, 80.2%, and 84.9%, respectively, of our net revenues from Title IV programs. Our students also rely on scholarships, personal savings, private loans, and employer tuition reimbursements to pay a portion of their tuition and related expenses.

Costs and expenses

Instructional costs and services. Instructional costs and services consist primarily of costs related to the administration and delivery of our educational programs, including electronic media. This expense category includes salaries and benefits for full-time and adjunct faculty and administrative personnel, information technology costs, bad debt expense, curriculum and new program development costs, and costs associated with other support groups that provide service directly to the students. This category also includes an allocation of depreciation, amortization, rent, and occupancy costs attributable to the provision of educational services. Classroom facilities are leased or, in some cases, are provided by the students’ employers at no charge to us. We continue to increase our spending on student and academic services, and we expect instructional costs and services as a percentage of tuition and other net revenue to remain relatively consistent as these additional costs are offset by leverage of our support services that are in place over a larger tuition and enrollment base.

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

We believe that the following critical accounting policies involve our more significant judgments and estimates used in the preparation of our consolidated financial statements:

Revenue recognition. Net revenues consist primarily of tuition and fees derived from courses taught by us online, at our approximately 115-acre traditional campus in Phoenix, Arizona, and onsite at facilities we lease or those of employers, as well as from related educational resources such as access to online materials. Tuition revenue and most fees and related educational resources are recognized pro-rata over the applicable period of instruction, net of scholarships awarded by us. Generally, we will refund all or a portion of tuition already paid pursuant to our refund policy, dependent upon length of course and modality and subject to certain state specific refund requirements. If a student withdraws at a time when only a portion, or none of the tuition is refundable, then we continue to recognize the tuition that was not refunded pro-rata over the term of the course and as the amount subject to refund is never greater than the amount of revenue that has been deferred, under our accounting policies revenue is not recognized with respect to amounts that could potentially be refunded. Sales tax collected from students is excluded from net revenues. We also charge online students an upfront learning management fee, which is deferred and recognized over the average expected term of a student. Costs that are direct and incremental to new online students are also deferred and recognized ratably over the average expected term of a student. Deferred revenue and student deposits in any period represent the excess of tuition, fees and other student payments received as compared to amounts recognized as revenue on the statement of operations and are reflected as current liabilities in the accompanying balance sheet. Our educational programs have starting and ending dates that differ from our quarters. Therefore, at the end of each fiscal quarter, a portion of revenue from these programs is not yet earned. Other revenues may be recognized as sales occur or services are performed.

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

We record an allowance for doubtful accounts for estimated losses resulting from the inability, failure or refusal of our students to make required payments, which includes the recovery of financial aid funds advanced to a student for amounts in excess of the student’s cost of tuition and related fees. We determine the adequacy of our allowance for doubtful accounts based on an analysis of our historical bad debt experience, current economic trends, and the aging of the accounts receivable and student status. We apply a reserve to our receivables based upon an estimate of the risk presented by the age of the receivables and student status. We have historically written off accounts receivable at the earlier of the time the balance is deemed uncollectible, or one year after the revenue is generated. In the third quarter of 2011, we accelerated the way we reserve for receivables due from inactive students and write off inactive student accounts at 150 days, while maintaining our historical reserve and write off policies for active student accounts as based on our historical experience, amounts due from inactive students are much more difficult to collect than amounts due from active students. We monitor our collections and write-off experience to assess whether adjustments are necessary.

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

Results of Operations

The following table sets forth statements of operations data as a percentage of net revenue for each of the periods indicated:

	Year Ended December 31,
	2012	2011	2010
Net revenue	100.0%	100.0%	100.0%
Operating expenses
Instructional cost and services	43.1	45.6	46.4
Selling and promotional	27.6	28.1	29.2
General and administrative	6.9	6.8	6.9
Contract termination fees to related party	0.0	0.0	2.4
Exit costs	0.0	0.0	0.1
Lease termination costs	0.0	0.2	0.0

Total operating expenses	77.7	80.7	84.9

Operating income	22.3	19.3	15.1
Interest expense	(0.1)	(0.2)	(0.2)
Interest income	0.0	0.0	0.0

Income before income taxes	22.2	19.1	14.9
Income tax expense	8.6	7.3	5.8

Net income	13.6	11.8	9.1

Year Ended December 31, 2012 Compared to Year Ended December 31, 2011

Net revenue. Our net revenue for the year ended December 31, 2012 was $511.3 million, an increase of $84.6 million, or 19.8%, as compared to net revenue of $426.7 million for the year ended December 31, 2011. This increase was primarily due to an increase in ground and online enrollment and, to a lesser extent, increases in the average tuition per student as a result of improved retention, selective tuition price increases and an increase in room and board and other student fees, partially offset by an increase in institutional scholarships. End-of-period enrollment increased 19.1% between December 31, 2012 and 2011, as ground enrollment increased 52.1% and online enrollment increased 14.8% over the prior year. We attribute the significant growth in our ground enrollment between years to our increasing brand recognition and the value proposition that our ground traditional campus affords to traditional-aged students and their parents. After scholarships our ground traditional students pay for tuition, room, board, and fees often half to a third of what it costs to attend a private, traditional university in another state and an amount comparable to what it costs to attend the public universities in the state of Arizona as an in-state student. We are anticipating increased pressure on new and continuing online enrollments due primarily to increased competition as the proportion of traditional colleges and universities providing alternative learning modalities increases, we will face increasing competition for students from such institutions, including those with well-established reputations for excellence.

Instructional costs and services expenses. Our instructional costs and services expenses for the year ended December 31, 2012 were $220.4 million, an increase of $25.6 million, or 13.1%, as compared to instructional costs and services expenses of $194.8 million for the year ended December 31, 2011. This increase was primarily due to increases in instructional compensation and related expenses, faculty compensation, depreciation and amortization, instructional supplies, program review reserve, arena expense and other miscellaneous instructional costs and services of $14.9 million, $7.4 million, $4.7 million, $4.4 million, $3.5 million, $1.3 million and $5.8 million. These increases were partially offset by a decrease in bad debt expense of $16.4 million. The increases in instructional and faculty compensation are primarily attributable to the increase in headcount (both staff and faculty) needed to provide student instruction and support services to support the increase in enrollments as well as increased benefit expenses such as medical costs and education benefits. Additionally, in 2011 a reversal of $0.7 million was recorded in employee compensation for amounts accrued in previous periods that were to be paid to non-enrollment employees for students they previously recruited and for which bonuses were to be paid when those students completed 24 credit hours. As a result of new compensation rules that became effective on July 1, 2011, these amounts could no longer be paid. The increase in depreciation and amortization is the result of our continued growth and expansion of the ground traditional campus in order to accommodate the growth in our traditional ground enrollment. The reserve for our program review represents the estimated amounts that will likely be returned related to certain Pell grants. We also incurred an increase in dues, fees, subscriptions and other instructional supplies due to increased licensing fees related to educational resources and increased food costs associated with a higher number of residential students. Arena expenses are higher in 2012 since we were only open for four months in 2011 compared to a full year of expenses in 2012. Our instructional costs and services expenses as a percentage of net revenue decreased by 2.5% to 43.1% for the year ended December 31, 2012, as compared to 45.6% for the year ended December 31, 2011. This decrease was a result of a decrease in bad debt expense as a percentage of net revenues from 8.1% in the year ended December 31, 2011 to 3.5% for the year ended December 31, 2012. This decrease was partially offset by increases as a percentage of net revenues in instructional employee compensation and related expenses, depreciation expense, program review reserve, dues, fees and other instructional supplies, share-based compensation and arena expenses. Bad debt expense decreased to $18.0 million or 3.5% of net revenues for the year ended December 31, 2012 from $34.4 million or 8.1% of net revenues for the year ended December 31, 2011 as a result of improved collections of receivables due from current students between periods due to operational improvements made during 2011 and a reduction in receivables due from former students, primarily due to improved retention.

Selling and promotional expenses. Our selling and promotional expenses for the year ended December 31, 2012 were $141.3 million, an increase of $21.3 million, or 17.8%, as compared to selling and promotional expenses of $120.0 million for the year ended December 31, 2011. This increase was primarily due to increases in selling and promotional employee compensation and related expenses, advertising, and other selling and promotional expenses of $13.1 million, $7.3 million and $0.9 million, respectively. Employee compensation and related expenses increased as a result of increasing the number of enrollment counselors between years as well as increases in benefit expenses between years such as medical costs and education benefits. Additionally, during the second quarter of 2011, we reversed $1.5 million of amounts accrued in previous periods that were to be paid to enrollment employees for students they previously recruited and for which bonuses were to be paid when those students completed 24 credit hours. Due to the compensation rule changes effective July 1, 2011 these amounts could no longer be paid. The advertising expense increased due to us entering into a new revenue sharing agreement with MindStreams, L.L.C. in the third quarter of 2011 and increased brand advertising. Our selling and promotional expenses as a percentage of net revenue decreased by 0.5% to 27.6% for the year ended December 31, 2012, from 28.1% for the year ended December 31, 2011. We plan to continue to add additional enrollment counselors in the future, although the number of additional hires as a percentage of the total headcount is expected to remain flat or decrease.

General and administrative expenses. Our general and administrative expenses for the year ended December 31, 2012 were $35.5 million, an increase of $6.5 million, or 22.2%, as compared to general and administrative expenses of $29.0 million for the year ended December 31, 2011. This increase was primarily due to increases in employee compensation, contributions made in lieu of state income taxes, debt issuance costs, occupancy expenses, share based compensation, and other general and administrative expenses of $3.3 million, $1.0 million, $0.8 million, $0.5 million, $0.4 million and $0.5 million, respectively. Employee compensation increased primarily due to increased headcount as well as increases in benefit expenses between years such as medical costs and education benefits. Our general and administrative expenses as a percentage of net revenue increased by 0.1% to 6.9% for the year ended December 31, 2012, from 6.8% for the year ended December 31, 2011.

Interest expense. Our interest expense for the year ended December 31, 2012 and 2011 was $0.7 million. Interest expense was slightly lower in 2012 as compared to 2011 due to the modification of our interest rate in April 2011, partially offset by the increase in the term loan in December 2012.

Income tax expense. Income tax expense for the year ended December 31, 2012 was $44.0 million, an increase of $13.0 million from $31.0 million for the year ended December 31, 2011. This increase was primarily attributable to increased income before income taxes. Our effective tax rate was 38.8% during the year ended December 31, 2012 compared to 38.0% during the year ended December 31, 2011.

Net income. Our net income for the year ended December 31, 2012 was $69.4 million, an increase of $18.9 million, as compared to $50.5 million for the year ended December 31, 2011, due to the factors discussed above.

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

Seasonality

Our net revenue and operating results normally fluctuate as a result of seasonal variations in our business, principally due to changes in enrollment. Student population varies as a result of new enrollments, graduations, and student attrition. The majority of our traditional ground students do not attend courses during the summer months (May through August), which affects our results for our second and third fiscal quarters. Since a significant amount of our campus costs are fixed, the lower revenue resulting from the decreased ground student enrollment has historically contributed to lower operating margins during those periods. As we increased the relative proportion of our online students during the past few years, this summer effect lessened. However, it is our intent to continue to increase the number of ground traditional students during the next few years. Thus, we expect this summer effect to become more pronounced in future years. Partially offsetting this summer effect in the third quarter has been the sequential quarterly increase in enrollments that has occurred as a result of the traditional fall school start. This increase in enrollments also has occurred in the first quarter, corresponding to calendar year matriculation. In addition, we typically experience higher net revenue in the fourth quarter due to its overlap with the semester encompassing the traditional fall school start and in the first quarter due to its overlap with the first semester of the calendar year. A portion of our expenses do not vary proportionately with these fluctuations in net revenue, resulting in higher operating income in the first and fourth quarters relative to other quarters. We expect quarterly fluctuation in operating results to continue as a result of these seasonal patterns.

Liquidity, Capital Resources, and Financial Position

Liquidity. During 2012, we financed our operating activities and capital expenditures primarily through cash provided by operating activities. Our unrestricted cash, and cash equivalents were $105.1 million at December 31, 2012 and our restricted cash and cash equivalents were $56.2 million. In December 2012, we entered into a new credit agreement, which refinanced our prior indebtedness, with multiple lenders. This credit facility increased our term loan to $100 million with a maturity date of December 2019 and decreased the interest rate on the outstanding balance from the BBA Libor Rate plus 200 basis points to the BBA Libor Rate plus 175 basis points, with monthly principal and interest payments. Additionally, this facility provides a revolving line of credit in the amount of $50 million through December 2017 to be utilized for working capital, capital expenditures, share repurchases and other general corporate purposes. Indebtedness under the credit facility is secured by our assets and is guaranteed by certain of our subsidiaries. No amounts were drawn on the revolver as of December 31, 2012.

During 2012, we completed construction of two additional dormitories, an Arts and Science classroom building, a remodel of our student union, and a parking garage to support our increasing traditional student enrollment, and also purchased computer equipment, internal use software projects and furniture and equipment. In addition during 2012 we purchased an on campus dormitory that was previously leased. The Arts and Sciences classroom building has 21 traditional classrooms, five science labs, two computer labs, a simulation laboratory, and a skills laboratory.

Based on our current level of operations and anticipated growth, we believe that our cash flow from operations and other sources of liquidity, including cash, and cash equivalents, will provide adequate funds for ongoing operations, planned capital expenditures, and working capital requirements for at least the next 24 months.

Share Repurchase Program

On August 16, 2010, our Board of Directors authorized the University to repurchase up to $25 million of common stock, from time to time, depending on market conditions and other considerations. On July 28, 2011, our Board of Directors authorized the University to repurchase up to an additional $25.0 million ($50.0 million total) of common stock. On July 26, 2012, the Board of Directors extended the expiration date on the repurchase authorization to September 30, 2013. Repurchases occur at our discretion. The 2011 repurchase authorization is an expansion of, and does not replace the 2010 purchase authorization.

Under our share purchase authorization, we may purchase shares in the open market or in privately negotiated transactions, pursuant to the applicable Securities and Exchange Commission Rules. The amount and timing of future share repurchases, if any, will be made as market and business conditions warrant.

Since the approval of the initial share repurchase plan, the University has purchased 2,409,790 shares of common stock at an aggregate cost of $39.1 million which includes 752,490 shares of common stock at an aggregate cost of $15.2 million during the year ended December 31, 2012. At December 31, 2012, there remains $10.9 million available under our current share repurchase authorization.

Cash Flows

Operating Activities. Net cash provided by operating activities for the year ended December 31, 2012, 2011 and 2010 was $144.2 million, $88.0 million and $40.4 million, respectively. Cash provided by operations in 2012, 2011 and 2010 resulted from our net income plus non-cash charges for provision for bad debts, depreciation and amortization, estimated settlement loss, exit costs, share-based compensation and changes in our working capital.

Investing Activities. Net cash used in investing activities was $131.5 million, $75.1 million, and $68.1 million for the years ended December 31, 2012, 2011, and 2010, respectively. Our cash used in investing activities is primarily related to the purchase of property and equipment, leasehold improvements, changes in non-operating restricted cash and cash equivalents related to collateral on our derivative instruments, and the purchase of two real estate related assets that we plan to develop and then sell to third parties during the next six months. Other capital expenditures were $97.7 million, $80.5 million and $62.6 million for the years ended December 31, 2012, 2011, and 2010, respectively. In 2012, capital expenditures primarily consisted of construction costs associated with two additional dormitories, an Arts and Science classroom building, a remodel of our student union, and a parking garage to support our increasing traditional student enrollment as well as purchases of computer equipment, internal use software projects and furniture and equipment. Also in 2012, we purchased an on campus dormitory that was previously leased. In 2011, capital expenditures completed consisted of a 140,000 square foot/5,000 seat basketball and entertainment arena, a student activity center that contains a food court, a bowling alley, and other student services, and a new dormitory, as well as campus improvements to support our growing on-campus student population, purchases of computer equipment, leasehold improvements, infrastructure licenses and software development costs, and office furniture and fixtures to support our increasing employee headcounts. In addition in 2011, we began construction of two new dormitories and a new Arts and Sciences classroom building that were completed in 2012. In 2010, capital expenditures primarily consisted of campus improvements to support our growing on-campus student population such as a new dormitory and a 55,000 square foot recreation center for both student-athletes and on-campus students as well as completion of the College of Education classroom building, purchases of computer equipment, leasehold improvements, infrastructure licenses and software development costs to facilitate our transition from Datatel to CampusVue and Great Plains, and office furniture and fixtures to support our increasing employee headcounts. In 2013, in order to accommodate our continued growth and expansion needs for our traditional ground students, we expect to build two dormitories and to expand our food service facilities and library.

Financing Activities. Net cash provided by (used in) financing activities was $71.3 million, $(25.3) million, and $(1.2) million for the years ended December 31, 2012, 2011, and 2010, respectively. During 2012, we received $99.2 million from our new credit facility, $8.0 million from the exercise of stock options partially offset by $15.2 million utilized to repurchase our common stock and $21.7 million used for payments on notes payable and capital lease obligations. During 2011, $23.1 million was used to purchase treasury stock in accordance with our share repurchase program and principal payments on notes payable and capital leases totaled $3.7 million. These uses of cash were partially offset by proceeds of $1.7 million from the exercise of stock options. During 2010, principal payments on notes payable and capital lease obligation and the repurchase of our common stock were partially offset by proceeds from the exercise of stock options and the excess tax benefits from share-based compensation.

Contractual Obligations

The following table sets forth, as of December 31, 2012, the aggregate amounts of our significant contractual obligations and commitments with definitive payment terms due in each of the periods presented (in millions):

		Payments Due by Period
	Total	Less than 1 Year	2-3 Years	4-5 Years	More than 5 Years
Long term notes payable(1)	$99.7	$6.6	$13.2	$13.3	$66.6
Capital lease obligations(2)	0.7	0.1	0.2	0.4	0.0
Purchase obligations(3)	41.0	33.3	6.4	1.3	0.0
Operating lease obligations(4)	37.9	6.3	11.7	9.3	10.6

Total contractual obligations	$179.3	$46.3	$31.5	$24.3	$77.2

(1)	See Note 5, “Notes Payable and Other Noncurrent Liabilities,” to our consolidated financial statements, included in Item 8, Consolidated Financial Statements and Supplementary Data, for a discussion of our long term notes payable and other obligations.
(2)	See Note 6, “Capital Lease Obligations,” to our consolidated financial statements, included in Item 8, Consolidated Financial Statements and Supplementary Data, for a discussion of our capital lease obligations.
(3)	Represents unconditional purchase obligations and other obligations.
(4)	See Note 7, “Commitments and Contingencies,” to our consolidated financial statements, included in Item 8, Consolidated Financial Statements and Supplementary Data, for a discussion of our operating lease obligations.

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

Impact of inflation. We believe that inflation has not had a material impact on our results of operations for the years ended December 31, 2012, 2011, or 2010. There can be no assurance that future inflation will not have an adverse impact on our operating results and financial condition.

Market risk. On June 30, 2009, we entered into two derivative agreements to manage our 30-day LIBOR interest exposure from the variable rate note payable. A corridor instrument hedges our variable interest rate risk from July 1, 2009 through April 30, 2014 with a notional amount of $9.8 million as of December 31, 2012 and permits us to hedge our interest rate risk at several thresholds. Under this arrangement, in addition to the credit spread we will pay variable interest rates based on the 30-day LIBOR rates monthly until that index reaches 4%. If 30-day LIBOR is equal to 4% through 6%, we will continue to pay 4%. If the 30-day LIBOR exceeds 6%, we will pay actual 30-day LIBOR less 2%. In addition, an interest rate swap commenced on May 1, 2010, continues each month thereafter until April 30, 2014, and has a notional amount of $9.8 million as of December 31, 2012. Under this arrangement, we will receive 30-day LIBOR and pay 3.245% fixed rate on the amortizing notional amount plus the credit spread.

Except with respect to the foregoing, we have no derivative financial instruments or derivative commodity instruments. We invest cash in excess of current operating requirements in short term certificates of deposit and money market instruments in multiple financial institutions.

Interest rate risk. We manage interest rate risk through the instruments noted above and by investing excess funds in cash equivalents and AAA rated marketable securities bearing variable interest rates, which are tied to various market indices. Our future investment income may fall short of expectations due to changes in interest rates or we may suffer losses in principal if we are forced to sell securities that have declined in market value due to changes in interest rates. At December 31, 2012, a 10% increase or decrease in interest rates would not have a material impact on our future earnings, fair values, or cash flows. For information regarding our variable rate notes payable, see “Market risk” above.

Item 8.	Consolidated Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Grand Canyon Education, Inc.:

We have audited the accompanying consolidated balance sheet of Grand Canyon Education, Inc. and subsidiaries (the “Company”) as of December 31, 2012, and the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Grand Canyon Education, Inc. and subsidiaries as of December 31, 2012, and the results of their operations and their cash flows for the year then ended, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Grand Canyon Education, Inc.’s internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 19, 2013 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP

Phoenix, Arizona

February 19, 2013

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Grand Canyon Education, Inc.

We have audited the accompanying consolidated balance sheet of Grand Canyon Education, Inc. (the “Company”) as of December 31, 2011, and the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the two years in the period ended December 31, 2011. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Grand Canyon Education, Inc. at December 31, 2011, and the consolidated results of its operations and its cash flows for the two years in the period ended December 31, 2011, in conformity with U.S. generally accepted accounting principles.

/s/ Ernst & Young LLP

Phoenix, Arizona

February 21, 2012

Grand Canyon Education, Inc.

Consolidated Balance Sheets

	As of December 31,
(In thousands, except par value)	2012	2011
ASSETS:
Current assets
Cash and cash equivalents	$105,111	$21,189
Restricted cash and cash equivalents	55,964	56,115
Accounts receivable, net of allowance for doubtful accounts of $8,657 and $11,706 at December 31, 2012 and 2011, respectively	7,951	11,815
Note receivable secured by real estate	27,000	—
Income taxes receivable	—	11,861
Deferred income taxes	5,481	3,353
Other current assets	12,667	11,081

Total current assets	214,174	115,414
Property and equipment, net	269,162	189,947
Restricted cash	225	555
Prepaid royalties	5,299	5,958
Goodwill	2,941	2,941
Other assets	3,122	3,032

Total assets	$494,923	$317,847

LIABILITIES AND STOCKHOLDERS’ EQUITY:
Current liabilities
Accounts payable	$14,174	$18,523
Accrued compensation and benefits	18,812	12,229
Accrued liabilities	17,467	8,456
Income taxes payable	8,704	536
Student deposits	57,745	57,602
Deferred revenue	28,614	21,723
Due to related parties	523	227
Current portion of capital lease obligations	87	470
Current portion of notes payable	6,601	1,739

Total current liabilities	152,727	121,505
Capital lease obligations, less current portion	587	674
Other noncurrent liabilities	7,405	7,140
Deferred income taxes, non-current	7,045	5,334
Notes payable, less current portion	93,100	19,901

Total liabilities	260,864	154,554

Commitments and contingencies
Stockholders’ equity
Preferred stock, $0.01 par value, 10,000 shares authorized; 0 shares issued and outstanding at December 31, 2012 and 2011	—	—
Common stock, $0.01 par value, 100,000 shares authorized; 47,136 and 45,955 shares issued and 44,716 and 44,298 shares outstanding at December 31, 2012 and 2011, respectively	471	460
Treasury stock, at cost, 2,420 and 1,657 shares of common stock at December 31, 2012 and 2011, respectively	(39,136)	(23,894)
Additional paid-in capital	102,133	85,720
Accumulated other comprehensive loss	(223)	(360)
Accumulated earnings	170,814	101,367

Total stockholders’ equity	234,059	163,293

Total liabilities and stockholders’ equity	$494,923	$317,847

The accompanying notes are an integral part of these consolidated financial statements.

Grand Canyon Education, Inc.

Consolidated Income Statements

	Year Ended December 31,
(In thousands, except per share amounts)	2012	2011	2010
Net revenue	$511,257	$426,741	$385,625
Costs and expenses:
Instructional costs and services	220,403	194,801	178,844
Selling and promotional, including $2,328 in 2012; $877 in 2011; and $8,777 in 2010, to related parties	141,300	119,955	112,493
General and administrative	35,502	29,043	26,621
Contract termination fees to related party	—	—	9,233
Lease termination costs	—	782	—
Exit costs	—	—	258

Total costs and expenses	397,205	344,581	327,449

Operating income	114,052	82,160	58,176
Interest expense	(699)	(720)	(889)
Interest income	71	88	168

Income before income taxes	113,424	81,528	57,455
Income tax expense	43,977	30,982	22,249

Net income	$69,447	$50,546	$35,206

Earnings per share:
Basic income per share	$1.57	$1.13	$0.77

Diluted income per share	$1.53	$1.12	$0.76

Basic weighted average shares outstanding	44,332	44,631	45,722

Diluted weighted average shares outstanding	45,251	45,105	46,396

The accompanying notes are an integral part of these consolidated financial statements.

Grand Canyon Education, Inc.

Consolidated Statements of Comprehensive Income

	Year Ended December 31,
(In thousands)	2012	2011	2010
Net income	$69,447	$50,546	$35,206
Other comprehensive income (loss), net of tax:
Unrealized gains (losses) on hedging derivatives, net of taxes of $104, $3, and $273 for the years ended December 31, 2012, 2011 and 2010, respectively	137	(7)	(278)
Reclassification of net loss on interest rate corridor, net of taxes of $70 for the year ended December 31, 2011	—	92	—
Unrealized losses on available for sale securities, net of taxes of $3 for the year ended December 31, 2010	—	—	(4)
Realized gains on available for sale securities, net of taxes of $12 for the year ended December 31, 2010	—	—	(19)

Comprehensive income	$69,584	$50,631	$34,905

The accompanying notes are an integral part of these consolidated financial statements.

Grand Canyon Education, Inc.

Consolidated Statements of Stockholders’ Equity

(In thousands)

	Common Stock		Treasury Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated
	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Earnings	Total
Balance at December 31, 2009	45,658	$457	—	$—	$70,100	$(144)	$15,615	$86,028
Net income	—	—	—	—	—	—	35,206	35,206
Unrealized losses on hedging derivatives, net of taxes of $273	—	—	—	—	—	(278)	—	(278)
Unrealized losses on available for-sale securities, net of taxes of $3	—	—	—	—	—	(4)	—	(4)
Realized gains on available for-sale securities, net of taxes of $12	—	—	—	—	—	(19)	—	(19)
Common stock purchased for treasury	—	—	50	(782)	—	—	—	(782)
Share-based compensation	9	—	—	—	5,049	—	—	5,049
Exercise of stock options	144	1	—	—	1,746	—	—	1,747
Excess tax benefit	—	—	—	—	554	—	—	554

Balance at December 31, 2010	45,811	458	50	(782)	77,449	(445)	50,821	127,501

Net income	—	—	—	—	—	—	50,546	50,546
Unrealized losses on hedging derivatives, net of taxes of $3	—	—	—	—	—	(7)	—	(7)
Reclassification of loss on derivatives, net of taxes of $70	—	—	—	—	—	92	—	92
Common stock purchased for treasury	—	—	1,607	(23,112)	—	—	—	(23,112)
Share-based compensation	4	—	—	—	6,452	—	—	6,452
Exercise of stock options	140	2	—	—	1,679	—	—	1,681
Excess tax benefits	—	—	—	—	140	—	—	140

Balance at December 31, 2011	45,955	460	1,657	(23,894)	85,720	(360)	101,367	163,293

Net income	—	—	—	—	—	—	69,447	69,447
Unrealized gains on hedging derivatives, net of taxes of $104	—	—	—	—	—	137	—	137
Common stock purchased for treasury	—	—	753	(15,242)	—	—	—	(15,242)
Share-based compensation	570	6	—	—	7,805	—	—	7,811
Restricted shares forfeited	—	—	10	—	—	—	—	—
Exercise of stock options	611	5	—	—	8,044	—	—	8,049
Excess tax benefits	—	—	—	—	564	—	—	564

Balance at December 31, 2012	47,136	$471	2,420	$(39,136)	$102,133	$(223)	$170,814	$234,059

The accompanying notes are an integral part of these consolidated financial statements.

Grand Canyon Education, Inc.

Consolidated Statements of Cash Flows

	Year Ended December 31,
(In thousands)	2012	2011	2010
Cash flows provided by operating activities:
Net income	$69,447	$50,546	$35,206
Adjustments to reconcile net income to net cash provided by operating activities:
Share-based compensation	7,811	6,452	5,049
Excess tax benefits from share-based compensation	(1,427)	—	(736)
Amortization of notes payable issuance costs	244	80	63
Provision for bad debts	18,012	34,364	38,511
Depreciation and amortization	21,923	17,034	12,108
Loss on asset disposal	1,106	—	—
Non-capitalizable system conversion costs	—	—	4,013
Exit costs	—	(64)	(768)
Lease termination fees	—	782	—
Deferred income taxes	(518)	20,794	(6,013)
Other	—	92	23
Changes in assets and liabilities:
Restricted cash and cash equivalents	151	(9,137)	(43,706)
Accounts receivable	(14,148)	(28,196)	(46,705)
Prepaid expenses and other	(1,920)	(6,158)	(5,536)
Due to/from related parties	296	(9,244)	9,166
Accounts payable	(630)	3,155	2,510
Accrued liabilities	15,719	(3,300)	5,013
Accrued litigation loss	—	(5,200)	—
Income taxes receivable/payable	20,593	(3,599)	(9,293)
Deferred rent	503	4,143	790
Deferred revenue	6,891	6,689	(3,021)
Student deposits	143	8,729	43,724

Net cash provided by operating activities	144,196	87,962	40,398

Cash flows used in investing activities:
Capital expenditures	(97,653)	(80,545)	(62,627)
Purchase of land and building related to future development	(7,223)	—	—
Investment in note receivable secured by real estate	(27,000)	—	—
Restricted funds held for derivative collateral and legal matter	330	5,405	(5,960)
Proceeds from sale or maturity of investments	—	—	487

Net cash used in investing activities	(131,546)	(75,140)	(68,100)

Cash flows provided by (used in) financing activities:
Principal payments on notes payable and capital lease obligations	(21,744)	(3,748)	(2,933)
Proceeds from notes payable	99,210	—	—
Notes payable modification costs	(428)	(91)	—
Repurchase of common shares	(15,242)	(23,112)	(782)
Net proceeds from exercise of stock options	8,049	1,681	1,747
Excess tax benefits from share-based compensation	1,427	—	736

Net cash provided by (used in) financing activities	71,272	(25,270)	(1,232)

Net increase (decrease) in cash and cash equivalents	83,922	(12,448)	(28,934)
Cash and cash equivalents, beginning of year	21,189	33,637	62,571

Cash and cash equivalents, end of year	$105,111	$21,189	$33,637

The accompanying notes are an integral part of these consolidated financial statements.

Grand Canyon Education, Inc.

Consolidated Statement of Cash Flows (continued)

	Year Ended December 31,
(In thousands)	2012	2011	2010
Supplemental disclosure of cash flow information
Cash paid during the year for interest	$606	$535	$769
Cash paid during the year for income taxes	$32,810	$13,463	$37,703
Supplemental disclosure of non-cash investing and financing activities
Purchase of equipment through notes payable and capital lease obligations	$—	$801	$957
Purchases of property and equipment included in accounts payable and deferred rent	$3,291	$325	$4,421
Shortfall tax expense from share-based compensation	$283	$151	$—
Tax benefit of Spirit warrant intangible	$267	$291	$182

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

The University is a regionally accredited provider of postsecondary education services focused on offering graduate and undergraduate degree programs in its core disciplines of education, healthcare, business and liberal arts. The University offers courses online, on ground at its approximately 115 acre traditional ground campus in Phoenix, Arizona and onsite at facilities it leases and at facilities owned by third party employers. The University’s wholly-owned subsidiaries are primarily used to facilitate expansion of the University campus. The University is accredited by the Higher Learning Commission of the North Central Association of Colleges and Schools.

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

During the second quarter of 2012, the University changed its presentation of changes in restricted cash and cash equivalents related to financial aid program funds to cash flows provided by operating activities on the consolidated statement of cash flows. The University previously presented such changes within cash flows used in investing activities. These restricted funds are a core activity of the University operations and, accordingly, the University believes presentation of changes in such funds as an operating activity more appropriately reflects the nature of the restricted cash. Additionally, the University believes that including both the restricted cash and student deposit changes within operating activities provides better transparency. The University has changed its presentation on the consolidated statement of cash flows for all periods presented. The changes have no other impact on the University’s financial position and results of operations.

In addition, the counterparty to the University’s interest rate swap made a collateral call in 2010 and the pledged collateral is classified as noncurrent restricted cash. The pledged collateral was $225 and $555 as of December 31, 2012 and 2011, respectively. The University had previously classified the $5,200 that it had agreed to pay in connection with the qui tam matter that in settled in 2010 as restricted cash; this amount was paid during the second quarter of 2011 in final payment of all amounts due under the settlement agreement. The University reports changes in restricted cash related to legal matters and derivative collateral as investing cash flows in its consolidated statement of cash flows.

Grand Canyon Education, Inc.

Notes to Consolidated Financial Statements

(In thousands, except per share data)

The following table presents the University’s consolidated cash flows as previously reported and as changed for the years ended December 31, 2011 and 2010:

	December 31,		December 31,
	2011	2010	2011	2010
	As Reported	As Reported	As Changed	As Changed
Cash flows provided by operating activities:
Restricted cash and cash equivalents	—	—	(9,137)	(43,706)
Net cash provided by operating activities	97,099	84,104	87,962	40,398
Cash flows used in investing activities:
Restricted cash and cash equivalents	(3,732)	(49,666)	—	—
Restricted funds held for derivative collateral and legal matters	—	—	5,405	(5,960)
Net cash used in investing activities	(84,277)	(111,806)	(75,140)	(68,100)

Note Receivable

The University purchased a note receivable from a financial institution at fair market value in the fourth quarter of 2012 for $27,000. The note is collateralized by four Arizona properties in addition to personal guarantees from the borrower. The University leases office space from the borrower in one of the four properties that collateralize the note receivable. The note bears interest at 11%, which represents the 6% rate of the loan plus the 5% default rate.

Property and Equipment

Property and equipment are recorded at cost less accumulated depreciation. Depreciation is computed using the straight-line method. Normal repairs and maintenance are expensed as incurred. Expenditures that materially extend the useful life of an asset are capitalized. Construction in progress represents items not yet placed in service and are not depreciated. Internally developed software represents qualifying salary and consulting costs for time spent on developing internal use software and is included in construction in progress until its completion. The University capitalizes interest using its interest rates on the specific borrowings used to finance the improvements, which approximated 2.2% in 2012, 2.3% in 2011, and 3.1% in 2010, given the amount of the specific debt exceeded the in process value of the project at all times. Interest cost capitalized and incurred in the years ended December 31, 2012, 2011, and 2010 are as follows:

	Year Ended December 31,
	2012	2011	2010
Interest incurred	$1,064	$1,233	$1,283
Interest capitalized	365	513	394

Interest expense	$699	$720	$889

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

Other Assets

During 2010, the University entered into an agreement with an affiliated entity to develop a new learning management system for use by the University. Through this agreement, the University prepaid perpetual license fees, acquired source code rights for the software developed, and prepaid maintenance and service fees for the first seven years of use for an aggregate amount of $4,900, which was paid in full as of December 31, 2011. The University commenced utilization of this software in October 2011. Included in current other assets is the amount that will be amortized in the next twelve month cycle for maintenance and service fees and included in property and equipment is the amount that will be amortized over fifteen years for the perpetual licenses. By August 2012 all online nontraditional students had migrated to the LoudCloud platform. The University anticipates the remaining ground students and cohorts will fully transition to the LoudCloud platform by August of 2013.

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

Prepaid Royalties

In connection with the February 2004 acquisition of the assets of Grand Canyon University from a non-profit foundation, the University entered into a royalty fee arrangement with the former owner in which the University agreed to pay a stated percentage of cash revenue generated by its online programs. The University settled all future royalty obligations with the former owner in April 2008 when it finalized an agreement to pay $22,500 to the former owner. $5,920 of this payment was considered as settlement of the future royalty payment obligation and is included in the accompanying balance sheet as a component of “Prepaid Royalty” and is being amortized over a period of 20 years.

In addition, in June 2004, the University entered into a license agreement relating to the University’s use of the Ken Blanchard name for its College of Business. Under the terms of that agreement the University agreed to pay Blanchard a royalty generated on net tuition from certain programs in the University’s College of Business and to issue Blanchard shares of common stock with the actual number of shares issued to be contingent upon the University’s achievement of stated enrollment levels in its College of Business during the term of the agreement. The fair value of the shares issued to Blanchard as part of the license agreement of $3,394 was determined at the date it became probable that shares would then be earned and then adjusted until the date the shares were earned. This amount is also included in the balance sheet as a component of “Prepaid Royalty” and is being amortized over the remaining term of the license agreement. Included in accrued liabilities is $246 and $231 at December 31, 2012 and 2011, respectively, related to the royalty arrangement.

Goodwill

Goodwill represents the excess of the cost over the fair market value of net assets acquired, including identified intangible assets. Goodwill is tested annually or more frequently if circumstances indicate potential impairment. In September 2011, the Financial Accounting Standards Board (“FASB”) issued guidance that simplifies how an entity tests goodwill for impairment. The amendments permit an entity to first assess qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test. The University complied with the new guidance in the fourth quarter of 2012, when performing its annual goodwill impairment test, by performing a qualitative assessment. Following this assessment, the University determined that it is more likely than not that its fair value exceeds its carrying amount.

Share-Based Compensation

The University measures and recognizes compensation expense for share-based payment awards made to employees, consultants and directors, including employee stock options and restricted stock awards. The University calculates the fair value of share-based awards on the date of grant. The University amortizes the share-based compensation expense over the period that the awards are expected to vest, net of estimated forfeiture rates. If the actual forfeitures differ from management estimates, adjustments to compensation expense are recorded. The University reports cash flows resulting from tax deductions in excess of the compensation cost realized for those options (excess tax benefits) as financing cash flows. The University reports cash flows resulting from tax deductions that are less than the compensation cost realized for those option (tax shortfalls) as a noncash transaction in the consolidated statement of cash flows.

Grand Canyon Education, Inc.

Notes to Consolidated Financial Statements

(In thousands, except per share data)

For stock options, the University uses the Black-Scholes-Merton option pricing model to estimate fair value. The option pricing model requires the University to estimate certain key assumptions such as expected life, volatility, risk free interest rates, and dividend yield to determine the fair value of share-based awards, based on historical information and management judgment. The University has analyzed the circumstances in which the simplified method is allowed and has utilized the simplified method for all stock options granted since November 2008. The simplified method for estimating the expected life uses the mid-point between the vesting term and the contractual term of the stock option.

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

Fair Value of Financial Instruments

The carrying value of cash and cash equivalents, accounts receivable, note receivable, accounts payable, accrued compensation and benefits and accrued liabilities expenses approximate their fair value based on the liquidity or the short-term maturities of these instruments. The carrying value of notes payable approximate fair value based on its variable rate index. The carrying value of other notes payable and capital lease obligations approximate fair value based upon market interest rates available to the University for debt of similar risk and maturities. Derivative financial instruments are carried at fair value, determined using Level 2 of the hierarchy of valuation inputs as defined in the FASB Accounting Standards Codification (“Codification”), with the use of inputs other than quoted prices that are observable for the asset or liability. See Note 8, Derivative Instruments.

The fair value of the prepaid royalty asset relating to the settlement of future royalty payment obligations to the former owner was determined using an income approach, based on management’s forecasts of revenue to be generated through its online education program using Level 3 of the hierarchy of valuation inputs. The rate utilized to discount net cash flows to their present values was 35%. This discount rate was determined after consideration of the University’s weighted average cost of capital giving effect to estimates of the University’s risk-free rate, beta coefficient, equity risk premium, small size risk premium, and company-specific risk premium.

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

The University applies a more-likely-than-not threshold for financial statement recognition and measurement of an uncertain tax position taken or expected to be taken in a tax return. The University recognizes interest and penalties related to uncertain tax positions in income tax expense. The University reserved approximately $0 and $543 for uncertain tax positions including interest and penalties, which is classified within accrued liabilities on the accompanying consolidated balance sheet as of December 31, 2012 and 2011, respectively.

The University has deferred tax assets, which are subject to periodic recoverability assessments. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount that more likely than not will be realized. Realization of the deferred tax assets is principally dependent upon achievement of projected future taxable income.

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

Revenue Recognition

Net revenues consist primarily of tuition and fees derived from courses taught by the University online, at its traditional campus in Phoenix, Arizona, and onsite at facilities it leases or those of employers, as well as from related educational resources that the University provides to its students, such as access to online materials. Tuition revenue and most fees from related educational resources are recognized pro-rata over the applicable period of instruction, net of scholarships provided by the University. For the years ended December 31, 2012, 2011 and 2010, the University’s revenue was reduced by approximately $94,283, $73,612 and $55,833, respectively, as a result of scholarships that the University offered to students. The University maintains an institutional tuition refund policy, which provides for all or a portion of tuition to be refunded if a student withdraws during stated refund periods. Certain states in which students reside impose separate, mandatory refund policies, which override the University’s policy to the extent in conflict. If a student withdraws at a time when only a portion, or none of the tuition is refundable, then in accordance with its revenue recognition policy, the University continues to recognize the tuition that was not refunded pro-rata over the applicable period of instruction. Since the University recognizes revenue pro-rata over the term of the course and because, under its institutional refund policy, the amount subject to refund is never greater than the amount of the revenue that has been deferred, under the University’s accounting policies revenue is not recognized with respect to amounts that could potentially be refunded. Sales tax collected from students is excluded from net revenues. Collected but unremitted sales tax is included as an accrued liability in our consolidated balance sheet. The University also charges online students an upfront learning management fee, which is deferred and recognized over the average expected term of a student. Costs that are direct and incremental to new online students are also deferred and recognized ratably over the average expected term of a student. Deferred revenue and student deposits in any period represent the excess of tuition, fees, and other student payments received as compared to amounts recognized as revenue on the income statement and are reflected as current liabilities in the accompanying consolidated balance sheets. The University’s educational programs have starting and ending dates that differ from its fiscal quarters. Therefore, at the end of each fiscal quarter, a portion of revenue from these programs is not yet earned. Other revenues may be recognized as sales occur or services are performed.

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

Selling and Promotional

Selling and promotional expenses include salaries, benefits and share-based compensation of personnel engaged in the marketing, recruitment, and retention of students, as well as advertising costs associated with purchasing leads, hosting events and seminars, and producing marketing materials. This category also includes an allocation of depreciation, amortization, rent, and occupancy costs attributable to selling and promotional activities at the Company’s facilities in Arizona. Selling and promotional costs are expensed as incurred. Advertising costs, which include marketing leads, events, and promotional materials for the years ended December 31, 2012, 2011, and 2010 were $51,023, $45,587, and $35,550, respectively.

Through December 2010, the University was a party to a revenue sharing arrangement (the Collaboration Agreement) with Mind Streams, L.L.C. (Mind Streams), a related party, pursuant to which the University paid a percentage of the net revenue that it actually received from applicants recruited by Mind Streams that matriculated at the University. Mind Streams bore all costs associated with the recruitment of these applicants. As a result of new rules adopted by the Department of Education in October 2010 and effective July 1, 2011, the University determined late in 2010 that revenue sharing arrangements like the Collaboration Agreement, and the manner in which it paid amounts under the Collaboration Agreement, would most likely no longer be permitted. Accordingly the University and Mind Streams entered into an agreement, in December 2010, pursuant to which the University terminated this arrangement. A payment of $8,500 was made in January 2011 in conjunction with this agreement, which was expensed in 2010. In the aggregate, the University expensed $9,233 in 2010 relating to this agreement.

Leading up to the effective date of the new rules referred to above, the Department of Education made certain clarifications, which the University determined would permit collaboration agreements although on significantly different terms than the prior Mind Streams agreement. Accordingly, commencing in the third quarter of 2011, the University entered into a new Collaboration Agreement with Mind Streams, under which the University, in accordance with applicable Department of Education guidance, pays a percentage of net revenue that it receives from applicants recruited by Mind Streams that matriculate at the University. In 2010, the University entered into an agreement with Lifetime Learning, a related party, under which the University purchases leads on prospective students. For the years ended December 31, 2012, 2011, and 2010, the University expensed approximately $2,328, $877, and $7,694, respectively, pursuant to the agreement with Lifetime Learning and the new agreement with Mind Streams, exclusive of the settlement arrangement discussed above. As of December 31, 2012 and 2011, $523, and $212, respectively, were due to these related parties.

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

Recent Accounting Pronouncements

The University has determined that recently issued accounting standards will not have a material impact on its consolidated financial statements, or do not apply to its operations.

3. Valuation and Qualifying Accounts

	Balance at Beginning of Year	Charged to Expense	Deductions(1)	Balance at End of Year
Allowance for doubtful accounts receivable:
Year ended December 31, 2012	$11,706	18,012	(21,061)	$8,657
Year ended December 31, 2011	$30,112	34,364	(52,770)	$11,706
Year ended December 31, 2010	$7,553	38,511	(15,952)	$30,112

(1)	Deductions represent accounts written off, net of recoveries.

4. Property and Equipment

Property and equipment consist of the following:

	As of December 31,
	2012	2011
Land	$13,294	$9,504
Land improvements	3,439	1,688
Buildings	180,945	118,445
Equipment under capital leases	5,310	5,310
Leasehold improvements	24,930	17,305
Computer equipment	55,734	46,993
Furniture, fixtures and equipment	22,124	13,366
Internally developed software	11,039	7,108
Other	1,099	1,098
Construction in progress	12,487	9,590

	330,401	230,407
Less accumulated depreciation and amortization	(61,239)	(40,460)

Property and equipment, net	$269,162	$189,947

Grand Canyon Education, Inc.

Notes to Consolidated Financial Statements

(In thousands, except per share data)

Depreciation and amortization expense associated with property and equipment, including assets under capital lease, totaled $21,264, $16,339, and $11,376 for the years ended December 31, 2012, 2011, and 2010, respectively.

5. Notes Payable and Other Noncurrent Liabilities

On December 21, 2012, the University entered into a new credit agreement with Bank of America, N.A. as Administrative Agent and other lenders (the “Agreement”), which refinances the University’s prior indebtedness under the loan agreement with Bank of America, N.A. dated April 8, 2011 (the “Prior Agreement”). The Agreement (a) increased the term loan to $100,000 with a maturity date of December 2019 and decreased the interest rate on the outstanding balance from the BBA Libor Rate plus 200 basis points to the BBA Libor Rate plus 175 basis points, with monthly principal and interest payments, and (b) provided the University a revolving line of credit in the amount of $50,000 through December 2017 to be utilized for working capital, capital expenditures, share repurchases and other general corporate purposes. The Agreement contains standard covenants that are substantially consistent with those included in the Prior Agreement, including covenants that, among other things, restrict the University’s ability to incur additional debt or make certain investments, require the University to maintain compliance with certain applicable regulatory standards, and require the University to achieve certain financial ratios and maintain a certain financial condition. Indebtedness under the Agreement is secured by the University’s assets and is guaranteed by certain of the University’s subsidiaries. As of December 31, 2012, the University is in compliance with its debt covenants. Under the loan covenant computation as of December 31, 2012, $50,000 is available to be borrowed on the revolving line of credit although none has been drawn as of December 31, 2012.

	As of December 31,
	2012	2011
Notes Payable
Note payable, monthly payment of $556; interest at 30 day LIBOR plus 1.75% (1.96% at December 31, 2012) through December 31, 2019	$99,098	$20,929
Various Gift Annuities; quarterly payments of $34 extending through 2019; interest at 10%	602	670
Notes payable for vehicles requiring monthly payments with interest rates ranging from 8.8% to 11.0% through March 2013	1	41

	99,701	21,640
Less: Current portion	6,601	1,739

	$93,100	$19,901

Payments due under the notes payable obligations are as follows as of December 31, 2012:

2013	$6,601
2014	6,607
2015	6,616
2016	6,625
2017	6,636
Thereafter	66,616

$99,701

Long-term deferred rent included in other noncurrent liabilities as of December 31, 2012 and 2011 was $7,015 and $6,512, respectively. The derivative liability for the forward interest rate swap included in other noncurrent liabilities as of December 31, 2012 and 2011 was $390 and $628, respectively.

6. Capital Lease Obligations

Capital lease obligations consist of the following:

	As of December 31,
	2012	2011
Capital Lease Obligations
Capital lease for equipment, monthly payments totaling $8; interest rate at 2.2%, through 2016	$674	$1,144

Less: Current portion of capital lease obligations	87	470

	$587	$674

Grand Canyon Education, Inc.

Notes to Consolidated Financial Statements

(In thousands, except per share data)

Payments due under future minimum lease payments under the capital lease obligations are as follows as of December 31, 2012:

2013	$101
2014	101
2015	102
2016 and thereafter	410

714
Less: Portion representing interest	40

Present value of minimum lease payments	$674

7. Commitments and Contingencies

Leases

The University leases certain land, buildings and equipment under non-cancelable operating leases expiring at various dates through 2021. Future minimum lease payments under operating leases due each year are as follows at December 31, 2012:

2013	$6,284
2014	5,818
2015	5,938
2016	5,253
2017	3,999
Thereafter	10,631

Total minimum payments	$37,923

Total rent expense and related taxes and operating expenses under operating leases for the years ended December 31, 2012, 2011 and 2010 was $7,635, $7,388, and $5,287, respectively.

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

Tax Reserves, Non-Income Tax Related

From time to time the University has exposure to various non-income tax related matters that arise in the ordinary course of business. At December 31, 2012 and 2011, the University has reserved approximately $703 and $49 for tax matters where its ultimate exposure is considered probable and the potential loss can be reasonably estimated.

8. Derivative Instruments

On June 30, 2009, the University entered into an interest rate swap and an interest rate corridor to manage its 30 Day LIBOR interest exposure related to its variable rate debt. Neither of these instruments contained financing elements. The contractual terms of the University’s derivative instruments have not been structured such that net payments made by one party in the earlier periods are to be subsequently returned by the counterparty in later periods of the derivative’s term. Neither of the University’s derivative instruments have been amended or modified since their inception. The fair value of the interest rate swap is a liability of $390 and $629 as of December 31, 2012 and 2011, respectively, which is included in other noncurrent liabilities. The fair value of the interest rate corridor instrument as of December 31, 2012 and 2011 was $0 and $1, respectively, which is included in other assets. The fair values of each derivative instrument were determined using a hypothetical derivative transaction, which are considered Level 2 per the fair value hierarchy. These derivative instruments were originally designated as cash flow hedges of variable rate debt obligations. In the fourth quarter of 2011, the University de-designated the corridor instrument. The adjustment of $241, $10, and $551 for the years ended December 31, 2012, 2011 and 2010, respectively, for the effective portion of the gain/loss on the derivatives is included as a component of other comprehensive income, net of taxes.

Grand Canyon Education, Inc.

Notes to Consolidated Financial Statements

(In thousands, except per share data)

The interest rate swap commenced on May 1, 2010 and continues each month thereafter until April 30, 2014 and has a notional amount of $9,771 as of December 31, 2012. Under the terms of the agreement, the University receives 30-day LIBOR and pays 3.245% fixed interest on the amortizing notional amount. Therefore, the University has hedged its exposure to future variable rate cash flows through April 30, 2014. The interest rate swap is not subject to a master netting arrangement and collateral has been called by the counterparty and reflected in a restricted cash account as of December 31, 2012 and 2011 in the amount of $225 and $555, respectively.

The interest rate corridor instrument, although de-designated, reduces variable interest rate risk starting July 1, 2009 through April 30, 2014 with a notional amount of $9,771 as of December 31, 2012. The corridor instrument’s terms permit the University to hedge its interest rate risk at several thresholds; the University pays variable interest monthly based on the 30-day LIBOR rates until that index reaches 4%. If 30-day LIBOR is equal to 4% through 6%, the University pays 4%. If 30-day LIBOR exceeds 6%, the University pays actual 30-day LIBOR less 2%. Subsequent to the de-designation of this instrument in the fourth quarter of 2011, changes in this instrument’s fair value are recorded in interest expense.

As of December 31, 2012 no derivative ineffectiveness was identified. Any ineffectiveness in the University’s derivative instruments designated as hedges would be reported in interest expense in the income statement. As of December 31, 2012 $3 of credit default risk interest income was recorded in interest expense in the income statement. As of December 31, 2011, the University de-designated the corridor instrument and reclassified into earnings $92, net of tax of accumulated other comprehensive loss. At December 31, 2012, the University does not expect to reclassify any gains or losses on derivative instruments from accumulated other comprehensive income (loss) into earnings during the next 12 months.

9. Earnings Per Share

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

	Year Ended December 31,
	2012	2011	2010
Denominator:
Basic common shares outstanding	44,332	44,631	45,722
Effect of dilutive stock options and restricted stock	919	474	674

Diluted common shares outstanding	45,251	45,105	46,396

Diluted weighted average shares outstanding exclude the incremental effect of shares that would be issued upon the assumed exercise of stock options. For the year ended December 31, 2012, 2011 and 2010, approximately 1,599, 2,158 and 602, respectively, of the University’s stock options outstanding were excluded from the calculation of diluted earnings per share as their inclusion would have been anti-dilutive. These options could be dilutive in the future.

10. Equity Transactions

Preferred Stock

As of December 31, 2012 and 2011, the University had 10,000 shares of authorized but unissued and undesignated preferred stock. The University’s charter provides that the board of directors has authority to issue preferred stock, with voting powers, designations, preferences, and special rights, qualifications, limitation, or restrictions as permitted by law as determined by the board of directors, without stockholder approval. The board of directors may authorize the issuance of preferred stock with voting or conversion rights that could adversely affect the voting power or other rights of the holders of the common stock.

Grand Canyon Education, Inc.

Notes to Consolidated Financial Statements

(In thousands, except per share data)

Treasury Stock

On July 28, 2011, our Board of Directors authorized the University to repurchase up to an additional $25,000 ($50,000 total) of common stock, from time to time, depending on market conditions and other considerations. The original authorization of $25,000 occurred on August 16, 2010 and, on July 26, 2012 the Board of Directors extended the expiration date on the repurchase authorization to September 30, 2013. Repurchases occur at the University’s discretion. Repurchases may be made in the open market or in privately negotiated transactions, pursuant to the applicable Securities and Exchange Commission rules. The amount and timing of future share repurchases, if any, will be made as market and business conditions warrant. Since its approval of the share repurchase plan, the University has purchased 2,410 shares of common stock at an aggregate cost of $39,136, which includes 752 shares of common stock at an aggregate cost of $15,242 during the year ended December 31, 2012, which are recorded at cost in the accompanying December 31, 2012 consolidated balance sheet and statement of stockholders’ equity. At December 31, 2012, there remained $10,864 available under its current share repurchase authorization.

11. Income Taxes

The University has deferred tax assets and liabilities that reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Deferred tax assets are subject to periodic recoverability assessments. Realization of the deferred tax assets, net of deferred tax liabilities is principally dependent upon achievement of projected future taxable income. Based upon the level of historical taxable income and projections for future taxable income over the periods in which the deferred tax assets are deductible, management believes it is more-likely-than-not that the University will realize the benefits of these deductible differences. The University has no valuation allowance at December 31, 2012 and 2011.

The components of income tax expense (benefit) are as follows:

	Year Ended December 31,
	2012	2011	2010
Current:
Federal	$36,818	$7,441	$22,522
State	7,575	2,737	5,163

	44,393	10,178	27,685

Deferred:
Federal	(448)	18,125	(2,956)
State	32	2,679	(2,480)

	(416)	20,804	(5,436)

	$43,977	$30,982	$22,249

A reconciliation of income tax computed at the U.S. statutory rate to the effective income tax rate is as follows:

	Year Ended December 31,
	2012	2011	2010
Statutory U.S. federal income tax rate	35.0%	35.0%	35.0%
State income taxes, net of federal tax benefit	5.9	5.5	5.6
State tax credits, net of federal effect	(1.6)	(1.2)	(1.7)
Non deductible expenses	0.2	0.2	0.4
Other	(0.7)	(1.5)	(0.6)

Effective income tax rate	38.8%	38.0%	38.7%

Grand Canyon Education, Inc.

Notes to Consolidated Financial Statements

(In thousands, except per share data)

Significant components of the Company’s deferred income tax assets and liabilities are as follows:

	As of December 31,
	2012	2011
Current deferred tax asset (liability):
Accounts receivable allowance for doubtful accounts	$3,321	$4,638
State taxes	(741)	(764)
Estimated litigation loss and regulatory reserves	1,588	76
Other	1,313	(597)

Current deferred tax asset	5,481	3,353

Non-current deferred tax asset (liability):
Depreciation and leases	(21,774)	(18,763)
Share-based compensation	8,294	6,664
Deferred rent	2,642	2,353
Intangibles	3,384	4,121
Other	409	291

Non-current deferred tax (liability) asset	(7,045)	(5,334)

Net deferred tax (liability) asset	$(1,564)	$(1,981)

The University recognizes the impact of a tax position in its financial statements if that position is more-likely-than-not to be sustained on audit, based on the technical merits of the position. The University discloses all unrecognized tax benefits, which includes the reserves recorded for uncertain tax positions on filed tax returns and the unrecognized portion of affirmative claims. No adjustment was made to opening retained earnings. The University recognizes interest and penalties related to uncertain tax positions in income tax expense.

The reconciliation of the beginning and ending balance of unrecognized tax benefits at December 31 is as follows:

	2012	2011
Unrecognized tax benefits, beginning of year	$845	$604
Tax positions taken during the current year
Increases	—	—
Decreases	—	—
Tax positions taken during a prior year
Increases	214	1,628
Decreases	(5)	(304)
Decreases for settlements during the period	(1,054)	(937)
Reductions for lapses of applicable statute of limitations	—	(146)

Unrecognized tax benefits, end of year	$—	$845

As of December 31, 2012 and 2011, the unrecognized tax benefit recorded of $0 and $543, respectively, if reversed, would impact the effective tax rate. During the years ended December 31, 2012, 2011, and 2010, the University recognized approximately $87, $123 and $80, respectively, in interest and penalties. At December 31, 2012 and 2011, the University had accrued $0 and $121, respectively, in interest and $0, in penalties. It is reasonably possible that the amount of the unrecognized tax benefit will change during the next 12 months, however management does not expect the potential change to have a material effect on the results of operations or financial position.

The University’s uncertain tax positions were related to tax years that remained subject to examination by tax authorities. As of December 31, 2012, the earliest tax year still subject to examination for federal and state purposes is 2009 and 2005, respectively.

12. Regulatory

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

Grand Canyon Education, Inc.

Notes to Consolidated Financial Statements

(In thousands, except per share data)

To participate in the Title IV programs, an institution must be authorized to offer its programs of instruction by the relevant agency of the state in which it is located, accredited by an accrediting agency recognized by the Department of Education and certified as eligible by the Department of Education. The Department of Education will certify an institution to participate in the Title IV programs only after the institution has demonstrated compliance with the Higher Education Act and the Department of Education’s extensive regulations regarding institutional eligibility. An institution must also demonstrate its compliance to the Department of Education on an ongoing basis. As of December 31, 2012, management believes the University is in compliance with the applicable regulations in all material respects and the University is provisionally certified to participate in the Title IV Programs through 2013.

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

While the University never received a formal exit interview, which it had understood to be the typical step prior to the Department of Education’s issuance of a preliminary program review report, on August 24, 2011, the University received from the Department of Education a written preliminary program review report that included five findings, two of which involve individual student-specific errors concerning the monitoring of satisfactory academic progress for two students and the certification of one student’s Federal Family Educational Loan as an unsubsidized Stafford loan rather than a subsidized Stafford loan. The other three findings are as follows:

•

Incentive compensation issue. During a portion of the period under review, the University had in place a compensation plan for its enrollment counselors that was designed to comply with the regulatory “safe harbor” in effect during such period that allowed companies to make adjustments to fixed compensation for enrollment personnel, provided that any such adjustment (i) was not made more than twice during any twelve month period, and (ii) was not based solely on the number of students recruited, admitted, enrolled, or awarded financial aid. The plan at issue provided for enrollment counselor performance to be reviewed on a number of non-enrollment-related factors that could account for a substantial portion of any potential base compensation adjustment. The preliminary program review report does not appear to set forth any definitive finding regarding the plan, but the Department of Education has requested additional information from the University regarding its enrollment counselor compensation practices and policies in effect during the period under review. The University continues to believe that the plan at issue, both as designed and as applied, did not base compensation solely on success in enrolling students in violation of applicable law. We are continuing our efforts to communicate with the Department of Education to resolve this matter.

•

Gainful employment issue. The preliminary program review report sets forth the Department of Education’s position that the University’s Bachelor of Arts in Interdisciplinary Studies program was not an eligible program under Title IV because it did not provide students with training to prepare them for gainful employment in a recognized occupation. Historically, this “gainful employment” standard has been a requirement for Title IV eligibility for programs offered at proprietary institutions of higher education such as the University although, pursuant to legislation passed in 2008 and effective as of July 1, 2010, this requirement no longer applies to designated liberal arts programs offered by the University and certain other institutions that have held accreditation by a regional accrediting agency since a date on or before October 1, 2007 (we have held a regional accreditation since 1968). The University believes that its Interdisciplinary Studies program, which it first offered in Fall 2007 in response to a request by one of our employer-partners, was an eligible program under the “gainful employment” standard in effect prior to July 1, 2010. We are continuing our efforts to communicate with the Department of Education to resolve this matter.

•

Inadequate procedures related to non-passing grades. The preliminary program review report sets forth the Department of Education’s position that, during the period under review and prior to the time the University converted from a term-based financial aid system to a non-term, borrower-based financial aid system in mid-2010, the University failed to have an accurate system in place to enable us to determine if students with non-passing grades for a term had no documented attendance for the term or should have been treated as unofficial withdrawals for the term, thereby potentially requiring the University to return all or a portion of the Title IV monies previously received with respect to such students. Although the University is confident in the legal sufficiency of its policies that were in place during the period under review, it is continuing to make efforts to discuss this finding with the Department of Education. As part of the process of reviewing and responding to this finding, the Department of Education has requested that the University conduct a further review of student files and provide additional information to the Department of Education following the completion of such review.

Grand Canyon Education, Inc.

Notes to Consolidated Financial Statements

(In thousands, except per share data)

The University has provided responses on these issues as required by the Department of Education and is continuing its efforts to communicate with the Department of Education to resolve the issues raised in the preliminary program review report. With respect to the issue regarding inadequate procedures related to non-passing grades in particular, the University is continuing its review of student files for the period from July 1, 2008 to June 30, 2010 in accordance with the Department of Education’s request. Although the University has not completed the file review, the University did determine, based on current interpretations provided by the Department of Education, that certain Pell grants received by the University for students that later unofficially withdrew should have been returned under applicable return to Title IV rules. Although when the University makes a return to Title IV the applicable student is obligated to repay the University for the amounts returned, the University has decided that it will not seek reimbursement from the applicable students once the returns are made. During the year ended December 31, 2012, the University reserved $3,450 related to these refunds. The University is unable, at this time, to determine whether additional refunds will be necessary as a result of the preliminary findings.

The University cannot presently predict whether or if further information requests will be made, how the foregoing issues will be resolved, when the final program review determination letter will be issued, or when the program review will be closed. At this time, the Department of Education has not specified the amount of any potential refunds or penalties that it may seek or assess. The University’s policies and procedures are planned and implemented to comply with the applicable standards and regulations under Title IV and it is committed to resolving any issues of non-compliance identified in the final program review determination letter and ensuring that it operates in compliance with all Department of Education requirements. If the Department of Education were to make significant findings of non-compliance in the final program review determination letter, then, after exhausting any administrative appeals available to the University, it could be required to pay a fine, return Title IV monies previously received, or be subjected to other administrative sanctions. While it cannot currently predict the final outcome of the Department of Education review, any such final adverse finding could damage the University’s reputation in the industry and have a material adverse effect on its business, results of operations, cash flows and financial position.

90/10 Disclosure

The University derives a substantial portion of its revenues from student financial aid received by its students under the Title IV programs administered by the Department of Education pursuant to the Higher Education Act. To continue to participate in the student financial aid programs the University must comply with the regulations promulgated under the Higher Education Act. The regulations restrict the proportion of cash receipts for tuition and fees from eligible programs to not more than 90 percent from Title IV programs (the “90/10 revenue test”). If an institution fails to satisfy the test for one year, its participation status becomes provisional for two consecutive fiscal years. If the test is not satisfied for two consecutive years, eligibility to participate in Title IV programs is lost for at least two fiscal years. Using the Department of Education’s cash-basis, regulatory formula under the 90/10 Rule as currently in effect, for its 2012, 2011, and 2010 fiscal years, the University derived 80.3%, 80.2%, and 84.9%, respectively, for its 90/10 revenue from Title IV program funds.

13. Share-Based Compensation Plans

Adoption of Equity Plans

On September 27, 2008 the University’s shareholders approved the adoption of the 2008 Equity Incentive Plan (“Incentive Plan”) and the 2008 Employee Stock Purchase (“ESPP”). A total of 4,200 shares of the University’s common stock was originally authorized for issuance under the Incentive Plan. On January 1 of each subsequent year in accordance with the terms of the Incentive Plan, the number of shares authorized for issuance under the Incentive Plan automatically increased by 2.5% of the number of shares of common stock issued and outstanding on December 31, raising the total number of shares of common stock authorized for issuance under the Incentive Plan to 9,847 shares effective January 1, 2013. Although the ESPP has not yet been implemented, a total of 1,050 shares of the University’s common stock have been authorized for sale under the ESPP.

Incentive Plan

Restricted Stock

During fiscal year 2012, the University granted 552 shares of common stock with a service vesting condition to certain of its executives, officers, faculty and employees. The restricted shares have voting rights and vest evenly at 20% over each of the next five years. Upon vesting, shares will be held in lieu of taxes equivalent to the minimum statutory tax withholding required to be paid when the restricted stock vests. In 2012, 2011, and 2010 the University granted 11, 6, and 4 shares of common stock, to certain of the non-employee members of the University’s board of directors. The restricted shares have voting rights and vest within one year of the date of grant.

Grand Canyon Education, Inc.

Notes to Consolidated Financial Statements

(In thousands, except per share data)

A summary of the activity related to restricted stock granted under the University’s Incentive Plan is as follows:

	Total Shares	Weighted Average Grant Date Fair Value per Share
Outstanding as of December 31, 2009	9	$14.88
Granted	4	$25.16
Vested	(9)	$14.88
Forfeited, canceled or expired	—

Outstanding as of December 31, 2010	4	$25.16

Granted	6	$13.88
Vested	(4)	$25.16
Forfeited, canceled or expired	—

Outstanding as of December 31, 2011	6	$13.88

Granted	563	$17.04
Vested	(6)	$13.88
Forfeited, canceled or expired	(10)	$17.03

Outstanding as of December 31, 2012	553	$17.04

As of December 31, 2012, there was approximately $7,531 of total unrecognized share-based compensation cost, net of estimated forfeitures, related to unvested restricted stock awards. These costs are expected to be recognized over a weighted average period of 2.6 years.

Stock Options

During 2011 and 2010, the University granted time vested options to purchase shares of common stock with an exercise price equal to the fair market value on the date of grant. The time vested options vest ratably over a period of five years for employees and expire ten years from the date of grant. A summary of the activity related to stock options granted under the University’s Incentive Plan is as follows:

	Summary of Stock Options Outstanding
	Total Shares	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value ($)(1)
Outstanding as of December 31, 2009	3,350	$12.30
Granted	922	$21.29
Exercised	(144)	$12.12
Forfeited, canceled or expired	(102)	$17.45

Outstanding as of December 31, 2010	4,026	$14.24

Granted	1,250	$15.34
Exercised	(140)	$12.00
Forfeited, canceled or expired	(172)	$17.29

Outstanding as of December 31, 2011	4,964	$14.47

Granted	—	$—
Exercised	(611)	$13.16
Forfeited, canceled or expired	(124)	$17.63

Outstanding as of December 31, 2012	4,229	$14.57	6.71	$37,637

Exercisable as of December 31, 2012	2,345	$13.44	6.22	$23,524

Available for issuance as of December 31, 2012	2,772

(1)	Aggregate intrinsic value represents the value of the University’s closing stock price on December 31, 2012 ($23.47) in excess of the exercise price multiplied by the number of options outstanding or exercisable.

Grand Canyon Education, Inc.

Notes to Consolidated Financial Statements

(In thousands, except per share data)

As of December 31, 2012, there was approximately $11,280 of total unrecognized share-based compensation cost, net of estimated forfeitures, related to unvested stock options. These costs are expected to be recognized over a weighted average period of 1.6 years.

The following table summarizes information related to stock options exercised for years ended December 31, 2012, 2011 and 2010:

	2012	2011	2010
Amounts related to options exercised:
Intrinsic value realized by optionee	$4,683	$403	$1,407
Actual tax benefit realized by the University for tax deductions	$1,873	$161	$563

Cash received from stock option exercises during fiscal year 2012, 2011 and 2010 totaled approximately $8,049, $1,681 and $1,747, respectively.

Share-based Compensation

Share-based Compensation Expense Assumptions – Restricted Stock Awards

Stock-based compensation expense related to restricted stock grants is expensed over the vesting period using the straight-line method for University employees and the University’s board of directors and is measured using the University’s stock price on the date of grant, net of estimated forfeitures. The restricted shares have voting rights.

Share-based Compensation Expense Assumptions – Stock Options

The University granted stock options in 2011 and 2010. No stock options were granted in 2012.

Fair Value. The University uses the Black-Scholes-Merton option pricing model to estimate the fair value of the University’s options as of the grant dates using the following weighted average assumptions:

Year Ended December 31,	2011	2010
Weighted average fair value	$6.98	$10.74
Expected volatility	41.85%	47.50%
Expected life (years)	6.50	6.50
Risk-free interest rate	2.58%	2.87%
Dividend yield	0%	0%

Expected Volatility. As the University’s stock had not been publicly traded prior to November 2008, the expected volatility assumption for the year ended December 31, 2010 reflects an average of volatilities of the University’s peer group of public education companies with a period equal to the expected life of the options. Beginning on January 1, 2011, the University believes that the use of Grand Canyon Education, Inc.’s historical stock price provides a more accurate estimate of expected volatility and, consequently, a better estimate of fair value of the University’s stock options. Therefore, the expected volatility assumption for the year ended December 31, 2011 is based upon the University’s historical stock price. This change in estimate did not have a material impact on the University’s operating income, net income or net income per common share.

Expected Life (years). The University continues to use the simplified method to estimate the expected term of stock options under certain circumstances. The simplified method for estimating expected term is to use the mid-point between the vesting term and the contractual term of the share option. The University has analyzed the circumstances in which the use of the simplified method is allowed. The University has elected to use the simplified method for options granted in fiscal year 2011 and 2010 because the University does not have historical exercise data to estimate expected term due to the limited time period its shares have been publicly traded.

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

The table below outlines share-based compensation expense for the fiscal years ended December 31, 2012, 2011 and 2010 related to restricted stock and stock options granted:

	2012	2011	2010
Instructional costs and services	$3,809	$2,935	$2,034
Selling and promotional	393	297	233
General and administrative	3,609	3,220	2,782

Share-based compensation expense included in operating expenses	7,811	6,452	5,049
Tax effect of share-based compensation	(3,124)	(2,581)	(2,020)

Share-based compensation expense, net of tax	$4,687	$3,871	$3,029

401(k) Plan

The University has established a 401(k) Defined Contribution Benefit Plan (the “Plan”). The Plan provides eligible employees, upon date of hire, with an opportunity to make tax-deferred contributions into a long-term investment and savings program. All employees over the age of 21 are eligible to participate in the plan. The Plan allows eligible employees to contribute to the Plan subject to Internal Revenue Code restrictions and the Plan allows the University to make discretionary matching contributions. The University plans to make a matching contribution to the plan of approximately $1,500 for the year ended December 31, 2012. The University made discretionary matching contributions to the plan of $933 and $745 for the years ended December 31, 2011 and 2010, respectively.

14. Related Party Transactions

Related party transactions include transactions between the University and certain of its shareholders and affiliates. The following transactions were in the normal course of operations and were measured at the exchange amount, which is the amount of consideration established and agreed to by the parties.

As of and for the years ended December 31, 2012, 2011, and 2010, related party transactions consisted of the following:

Shareholders

Vergo Marketing (“Vergo”) — A member of Vergo is related to the Executive Chairman and Director of the University. Vergo provided marketing services totaling $80 and $249 in the years ended December 31, 2011, and 2010, respectively, of which $8 was owed at December 31, 2011.

Affiliates

Mind Streams, LLC (“Mind Streams”), 21st Century, LLC (“21st Century”) and Lifetime Learning — Mind Streams, 21st Century and Lifetime Learning are owned and operated, in part, by the father of the University’s Executive Chairman. See further discussion in Note 2, Summary of Significant Accounting Policies — Selling and Promotional.

Grand Canyon University Foundation (“GCUF”) — GCUF was formed in 2010 to support public charities. The University’s President, CEO and Director serves as the president of GCUF. All of the board seats are taken by University executives and employees. The University is not the primary beneficiary of GCUF, and accordingly, the University does not consolidate GCUF’s statement of activities with its financial results. Since the formation of GCUF, the University has contributed $200, $5, and $5 for the years ended December 31, 2012, 2011, and 2010, respectively, of which no amounts were owed at December 31, 2012 and 2011, respectively.

Grand Canyon Education, Inc.

Notes to Consolidated Financial Statements

(In thousands, except per share data)

15. Quarterly Results of Operations (Unaudited)

The following table summarizes the unaudited quarterly results of operations for 2012 and 2011 and should be read in conjunction with other information included in the accompanying consolidated financial statements.

	2012
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Net revenue	$117,131	$119,260	$133,568	$141,298
Costs and expenses:
Instructional costs and services	50,824	53,406	57,354	58,819
Selling and promotional	34,559	32,755	36,450	37,536
General and administrative	7,544	7,701	8,561	11,696

Total costs and expenses	92,927	93,862	102,365	108,051

Operating income	24,204	25,398	31,203	33,247
Net interest expense	(197)	(52)	(138)	(241)

Income before income taxes	24,007	25,346	31,065	33,006
Income tax expense	9,538	9,748	12,594	12,097

Net income	$14,469	$15,598	$18,471	$20,909

Earnings per share:
Basic income per share(1)	$0.33	$0.35	$0.42	$0.47

Diluted income per share(1)	$0.32	$0.35	$0.41	$0.46

Basic weighted average shares outstanding	44,371	44,447	44,365	44,167

Diluted weighted average shares outstanding	45,151	45,169	45,339	45,364

(1)	The sum of quarterly income per share may not equal annual income per share due to rounding.

	2011
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Net revenue	$101,709	$103,118	$108,909	$113,005
Costs and expenses:
Instructional costs and services	48,875	46,354	48,933	50,639
Selling and promotional	29,832	27,709	31,248	31,166
General and administrative	6,832	7,038	7,145	8,028
Lease termination costs	—	—	922	(140)

Total costs and expenses	85,539	81,101	88,248	89,693

Operating income	16,170	22,017	20,661	23,312
Net interest expense	(75)	(3)	(150)	(404)

Income before income taxes	16,095	22,014	20,511	22,908
Income tax expense	6,614	9,141	7,643	7,584

Net income	$9,481	$12,873	$12,868	$15,324

Earnings per share:
Basic income per share(1)	$0.21	$0.29	$0.29	$0.35

Diluted income per share(1)	$0.21	$0.29	$0.29	$0.34

Basic weighted average shares outstanding	45,590	44,658	44,302	44,317

Diluted weighted average shares outstanding	46,089	45,018	44,787	44,868

(1)	The sum of quarterly income per share may not equal annual income per share due to rounding.

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

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

Under the supervision and with the participation of our management, including our Principal Executive Officer and Principal Financial Officer, an evaluation was performed on the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) promulgated under the Exchange Act), as of the end of the period covered by this annual report. Based on that evaluation, our management, including the Principal Executive. Officer and Principal Financial Officer, concluded that our disclosure controls and procedures were effective as of December 31, 2012.

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

Management performed an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2012, utilizing the criteria described in the “Internal Control-Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. The objective of this assessment was to determine whether our internal control over financial reporting was effective as of December 31, 2012. Based on its assessment, management believes that, as of December 31, 2012, the Company’s internal control over financial reporting is effective.

The effectiveness of our internal control over financial reporting as of and for the year ended December 31, 2012 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their audit report which is included herein.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Grand Canyon Education, Inc.:

We have audited Grand Canyon Education, Inc.’s internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Grand Canyon Education, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Grand Canyon Education, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the accompanying consolidated balance sheet of Grand Canyon Education, Inc. and subsidiaries as of December 31, 2012, and the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for the year then ended and our report dated February 19, 2013 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

Phoenix, Arizona

February 19, 2013

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the year ended December 31, 2012, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

We have a policy governing transactions in our securities by directors, officers, employees and others which permits these individuals to enter into trading plans complying with Rule 10b5-1 under the Securities Exchange Act of 1934, as amended. Rule 10b5-1 trading plans previously entered into by Brian Mueller, our President, Chief Executive Officer and Director; Dr. W. Stan Meyer, our Chief Operating Officer; and Dan Bachus, our Chief Financial Officer and Principal Accounting Officer, were each terminated on November 9, 2012.

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

Information relating to our Board of Directors, Executive Officers, and Corporate Governance required by this item appears in the sections entitled “Corporate Governance and Board Matters” and “Proposal No. 1: Election of Directors” in our 2013 proxy statement, to be filed within 120 days of our fiscal year end (December 31, 2012) and such information is incorporated herein by reference.

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

The charters of our Audit Committee, Compensation Committee, and Nominating and Corporate Governance Committee are also available in the Corporate Governance section our website located at www.gcu.edu/Investor Relations/Corporate Governance.

Item 11.	Executive Compensation

Information relating to this item appears in the section entitled “Executive Compensation” in our 2013 proxy statement, to be filed within 120 days of our fiscal year end (December 31, 2012) and such information is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information relating to this item appears in the sections entitled “Executive Compensation” and “Beneficial Ownership of Common Stock” in our 2013 proxy statement, to be filed within 120 days of our fiscal year end (December 31, 2012) and such information is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Information relating to this item appears in the sections entitled “Corporate Governance and Board Matters — Director Independence” and “Certain Relationships and Related Party Transactions” in our 2013 proxy statement, to be filed within 120 days of our fiscal year end (December 31, 2012) and such information is incorporated herein by reference.

Item 14.	Principal Accounting Fees and Services

Information relating to this item appears in the section entitled “Ratification of Independent Registered Public Accounting Firm — Fees” in our 2013 our proxy statement, to be filed within 120 days of our fiscal year end (December 31, 2012) and such information is incorporated herein by reference.

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

3.	Exhibits

Number	Description	Method of Filing

3.1	Amended and Restated Certificate of Incorporation	Incorporated by reference to Exhibit 3.1 to Amendment No. 6 to the University’s Registration Statement on Form S-1 filed with the SEC on November 12, 2008.

3.2	Second Amended and Restated Bylaws	Incorporated by reference to Exhibit 3.1 to the University’s Current Report on Form 8-K filed with the SEC on August 2, 2010.

4.1	Specimen of Stock Certificate	Incorporated by reference to Exhibit 4.1 to Amendment No. 2 to the University’s Registration Statement on Form S-1 filed with the SEC on September 29, 2008.

10.1	Amended and Restated Executive Employment Agreement, dated September 10, 2008, by and between Grand Canyon Education, Inc. and Brent Richardson†	Incorporated by reference to Exhibit 10.1 to Amendment No. 2 to the University’s Registration Statement on Form S-1 filed with the SEC on September 29, 2008.

Number	Description	Method of Filing

10.2	2008 Equity Incentive Plan, as amended†	Incorporated by reference to Exhibit 10.1 to the University’s Quarterly Report on Form 10-Q filed with the SEC on November 14, 2011.

10.3	2008 Employee Stock Purchase Plan†	Incorporated by reference to Exhibit 10.5 to Amendment No. 2 to the University’s Registration Statement on Form S-1 filed with the SEC on September 29, 2008.

10.4	Amended and Restated Executive Employment Agreement, dated July 30, 2012, by and between Grand Canyon Education, Inc. and Brian E. Mueller†	Incorporated by reference to Exhibit 10.1 to the University’s Quarterly Report on Form 10-Q filed with the SEC on August 6, 2012.

10.5	Amended and Restated Executive Employment Agreement, dated July 30, 2012, by and between Grand Canyon Education, Inc. and W. Stan Meyer†	Incorporated by reference to Exhibit 10.2 to the University’s Quarterly Report on Form 10-Q filed with the SEC on August 6, 2012.

10.6	Amended and Restated Executive Employment Agreement, dated July 30, 2012, by and between Grand Canyon Education, Inc. and Daniel E. Bachus†	Incorporated by reference to Exhibit 10.3 to the University’s Quarterly Report on Form 10-Q filed with the SEC on August 6, 2012.

10.7	Amended and Restated Executive Employment Agreement, dated July 30, 2012, by and between Grand Canyon Education, Inc. and Joseph N. Mildenhall†	Incorporated by reference to Exhibit 10.4 to the University’s Quarterly Report on Form 10-Q filed with the SEC on August 6, 2012.

10.8	Amended and Restated Executive Employment Agreement, dated July 30, 2012, by and between Grand Canyon Education, Inc. and Dr. Kathy Player†	Incorporated by reference to Exhibit 10.5 to the University’s Quarterly Report on Form 10-Q filed with the SEC on August 6, 2012.

10.9	Form of Director and Officer Indemnity Agreement	Incorporated by reference to Exhibit 10.21 to Amendment No. 2 to the University’s Registration Statement on Form S-1 filed with the SEC on September 29, 2008.

10.10	Credit Agreement, dated December 21, 2012, by and among Grand Canyon Education, Inc., Bank of America, N.A., and the other parties named therein.	Filed herewith.

21.0	Subsidiaries of Grand Canyon Education, Inc.	Filed herewith.

23.1	Consent of KPMG LLP, Independent Registered Public Accounting Firm	Filed herewith.

23.2	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm	Filed herewith.

24.1	Power of Attorney	Filed herewith (on signature page)

31.1	Certification of the Chief Executive Officer Pursuant to Rule 13a-14(a) and 15d-14(a) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith.

31.2	Certification of the Chief Financial Officer Pursuant to Rule 13a-14(a) and 15d-14(a) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith.

Number	Description	Method of Filing

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002††	Filed herewith.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002††	Filed herewith.

†	Indicates a management contract or any compensatory plan, contract or arrangement.
††	This certification is being furnished solely to accompany this report pursuant to 18 U.S.C. Section 1350, and is not being filed for purposes of Section 18 of the Exchange Act, and is not to be incorporated by reference into any filings of the University, whether made before or after the date hereof, regardless of any general incorporation language in such filing.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GRAND CANYON EDUCATION, INC.

By:	/s/ Brian E. Mueller

Name: Brian E. Mueller
Title: President and Chief Executive Officer
Dated: February 19, 2013

KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Brian E. Mueller, Daniel E. Bachus, and Brian M. Roberts, and each of them, his true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto and other documents in connection therewith the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully and to all intents and purposes as he might or could do in person hereby ratifying and confirming all that said attorneys-in-fact and agents, or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Brian E. Mueller	President, Chief Executive Officer and Director	February 19, 2013
Brian E. Mueller	(Principal Executive Officer)

/s/ Daniel E. Bachus	Chief Financial Officer	February 19, 2013
Daniel E. Bachus	(Principal Financial Officer and Principal Accounting Officer)

/s/ Brent D. Richardson	Executive Chairman	February 19, 2013
Brent D. Richardson

/s/ David J. Johnson	Director	February 19, 2013
David J. Johnson

/s/ Jack A. Henry	Director	February 19, 2013
Jack A. Henry

/s/ Bradley A. Casper	Director	February 19, 2013
Bradley A. Casper

/s/ Kevin F. Warren	Director	February 19, 2013
Kevin F. Warren