Form 10-Q
period 2013-03-31
Grand Canyon Education, Inc.
filed 2013-05-07
CIK 1434588

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

or

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

The total number of shares of common stock outstanding as of April 30, 2013, was 45,403,694.

GRAND CANYON EDUCATION, INC.

FORM 10-Q

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

GRAND CANYON EDUCATION, INC.

Consolidated Income Statements

(Unaudited)

	Three Months Ended March 31,
(In thousands, except per share data)	2013	2012
Net revenue	$142,030	$117,131
Costs and expenses:
Instructional costs and services	59,997	50,824
Admissions advisory and related, including $753 and $432 to related parties for March 31, 2013 and 2012, respectively	22,993	19,991
Advertising, including $0 and $15 to related parties for March 31, 2013 and 2012, respectively	15,929	13,639
Marketing and promotional	1,435	929
General and administrative	8,051	7,544

Total costs and expenses	108,405	92,927

Operating income	33,625	24,204
Interest expense	(668)	(207)
Interest income and other income	2,195	10

Income before income taxes	35,152	24,007
Income tax expense	14,207	9,538

Net income	$20,945	$14,469

Earnings per share:
Basic income per share	$0.47	$0.33

Diluted income per share	$0.46	$0.32

Basic weighted average shares outstanding	44,242	44,371

Diluted weighted average shares outstanding	45,449	45,151

The accompanying notes are an integral part of these consolidated financial statements.

GRAND CANYON EDUCATION, INC.

Consolidated Statements of Comprehensive Income

(Unaudited)

	Three Months Ended March 31,
(In thousands)	2013	2012
Net income	$20,945	$14,469
Other comprehensive income, net of tax:
Unrealized losses on available-for-sale securities, net of taxes of $0 for March 31, 2013	(8)	—
Unrealized gains on hedging derivatives, net of taxes of $31 and $20 for March 31, 2013 and 2012, respectively	40	27

Comprehensive income	$20,977	$14,496

The accompanying notes are an integral part of these consolidated financial statements.

GRAND CANYON EDUCATION, INC.

Consolidated Balance Sheets

	March 31,	December 31,
(In thousands, except par value)	2013	2012
	(Unaudited)
ASSETS:
Current assets
Cash and cash equivalents	$127,739	$105,111
Restricted cash and cash equivalents	49,680	55,964
Investments	23,802	—
Accounts receivable, net of allowance for doubtful accounts of $8,389 and $8,657 at March 31, 2013 and December 31, 2012, respectively	7,651	7,951
Note receivable secured by real estate	—	27,000
Deferred income taxes	5,279	5,481
Other current assets	13,847	12,667

Total current assets	227,998	214,174
Property and equipment, net	283,584	269,162
Restricted cash	225	225
Prepaid royalties	5,135	5,299
Goodwill	2,941	2,941
Other assets	4,011	3,122

Total assets	$523,894	$494,923

LIABILITIES AND STOCKHOLDERS’ EQUITY:
Current liabilities
Accounts payable	$20,353	$14,174
Accrued compensation and benefits	13,163	18,812
Accrued liabilities	17,585	17,467
Income taxes payable	9,215	8,704
Student deposits	51,277	57,745
Deferred revenue	38,963	28,614
Due to related parties	429	523
Current portion of capital lease obligations	88	87
Current portion of notes payable	6,601	6,601

Total current liabilities	157,674	152,727
Capital lease obligations, less current portion	565	587
Other noncurrent liabilities	7,141	7,405
Deferred income taxes, noncurrent	8,601	7,045
Notes payable, less current portion	91,449	93,100

Total liabilities	265,430	260,864

Commitments and contingencies
Stockholders’ equity
Preferred stock, $0.01 par value, 10,000 shares authorized; 0 shares issued and outstanding at March 31, 2013 and December 31, 2012	—	—
Common stock, $0.01 par value, 100,000 shares authorized; 48,167 and 47,136 shares issued and 45,492 and 44,716 shares outstanding at March 31, 2013 and December 31, 2012, respectively	482	471
Treasury stock, at cost, 2,676 and 2,420 shares of common stock at March 31, 2013 and December 31, 2012	(45,142)	(39,136)
Additional paid-in capital	111,556	102,133
Accumulated other comprehensive loss	(191)	(223)
Accumulated earnings	191,759	170,814

Total stockholders’ equity	258,464	234,059

Total liabilities and stockholders’ equity	$523,894	$494,923

The accompanying notes are an integral part of these consolidated financial statements.

GRAND CANYON EDUCATION, INC.

Consolidated Statement of Stockholders’ Equity

(In thousands)

(Unaudited)

						Accumulated Other Comprehensive
					Additional Paid-in
	Common Stock		Treasury Stock				Accumulated
	Shares	Par Value	Shares	Cost	Capital	Loss	Earnings	Total
Balance at December 31, 2012	47,136	$471	2,420	$(39,136)	$102,133	$(223)	$170,814	$234,059
Net income	—	—	—	—	—	—	20,945	20,945
Unrealized gain on hedging derivative, net of taxes of $31	—	—	—	—	—	40	—	40
Unrealized losses on available-for-sale securities, net of taxes of $0	—	—	—	—	—	(8)	—	(8)
Common stock purchased for treasury	—	—	215	(5,069)	—	—	—	(5,069)
Exercise of stock options	459	5	—	—	5,854	—	—	5,859
Excess tax benefits	—	—	—	—	1,405	—	—	1,405
Share-based compensation	572	6	41	(937)	2,164	—	—	1,233

Balance at March 31, 2013	48,167	$482	2,676	$(45,142)	$111,556	$(191)	$191,759	$258,464

The accompanying notes are an integral part of these consolidated financial statements.

GRAND CANYON EDUCATION, INC.

Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended March 31,
(In thousands)	2013	2012
Cash flows provided by operating activities:
Net income	$20,945	$14,469
Adjustments to reconcile net income to net cash provided by operating activities:
Share-based compensation	2,170	1,694
Excess tax benefits from share-based compensation	(3,499)	(65)
Amortization of debt issuance costs	—	15
Provision for bad debts	4,941	4,122
Depreciation and amortization	5,951	5,032
Loss on asset disposal	—	182
Gain on proceeds received from note receivable	(2,187)	—
Deferred income taxes	1,739	(247)
Changes in assets and liabilities:
Restricted cash and cash equivalents	6,284	5,661
Accounts receivable	(4,641)	(150)
Prepaid expenses and other	(2,069)	(1,104)
Due to/from related parties	(94)	52
Accounts payable	2,112	742
Accrued liabilities and employee related liabilities	(5,531)	(2,798)
Income taxes receivable/payable	1,904	16,556
Deferred rent	(193)	622
Deferred revenue	10,349	11,756
Student deposits	(6,468)	(5,699)

Net cash provided by operating activities	31,713	50,840

Cash flows used in investing activities:
Capital expenditures	(14,704)	(16,876)
Purchase of land and building related to future development	(1,438)	—
Purchases of investments	(23,810)	—
Proceeds received from note receivable	29,187	—

Net cash used in investing activities	(10,765)	(16,876)

Cash flows provided by financing activities:
Principal payments on notes payable and capital lease obligations	(1,672)	(829)
Repurchase of common shares including shares withheld in lieu of income taxes	(6,006)	—
Excess tax benefits from share-based compensation	3,499	65
Net proceeds from exercise of stock options	5,859	2,311

Net cash provided by financing activities	1,680	1,547

Net increase in cash and cash equivalents	22,628	35,511
Cash and cash equivalents, beginning of period	105,111	21,189

Cash and cash equivalents, end of period	$127,739	$56,700

Supplemental disclosure of cash flow information
Cash paid for interest	$573	$253
Cash paid for income taxes	$10,566	$1,061
Cash received for income tax refunds	$2	$7,522
Supplemental disclosure of non-cash investing and financing activities
Purchases of property and equipment included in accounts payable	$4,067	$5,395
Tax benefit of Spirit warrant intangible	$67	$59
Shortfall tax expense from share-based compensation	$74	$17

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

Unaudited Interim Financial Information

The accompanying unaudited interim consolidated financial statements of the University have been prepared in accordance with U.S. generally accepted accounting principles, consistent in all material respects with those applied in its financial statements included in its Annual Report on Form 10-K for the fiscal year ended December 31, 2012. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. Such interim financial information is unaudited but reflects all adjustments that in the opinion of management are necessary for the fair presentation of the interim periods presented. Interim results are not necessarily indicative of results for a full year. These consolidated financial statements should be read in conjunction with the University’s audited financial statements and footnotes included in its Annual Report on Form 10-K for the fiscal year ended December 31, 2012 from which the December 31, 2012, balance sheet information was derived.

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

In addition, the counterparty to the University’s interest rate swap made a collateral call in 2010 and the pledged collateral is classified as noncurrent restricted cash. The pledged collateral was $225 as of March 31, 2013 and December 31, 2012. The University reports changes in restricted cash related to derivative collateral as investing cash flows in its consolidated statement of cash flows.

Investments

The University considers its investments in municipal securities as available-for-sale securities. Available-for-sale securities are carried at fair value, determined using Level 2 of the hierarchy of valuation inputs, with the use of inputs other than quoted prices that are observable for the assets, with unrealized gains and losses, net of tax, reported as a separate component of stockholders’ equity. Unrealized losses considered to be other-than-temporary are recognized currently in earnings. The cost of securities sold is based on the specific identification method. Amortization of premiums, accretion of discounts, interest and dividend income and realized gains and losses are included in interest and other income.

GRAND CANYON EDUCATION, INC.

Notes to Consolidated Financial Statements

(In thousands, except per share data)

(Unaudited)

Note Receivable

The University purchased a note receivable from a financial institution at fair market value in the fourth quarter of 2012 for $27,000. The note bore interest at 11%, which represented the 6% rate of the loan plus the 5% default rate. The principal and most of the interest due on the note was received in March 2013 resulting in the full return on investment of the note receivable and an additional gain in interest income and other income of $2,187 on the loan. However, the borrower has disputed certain amounts due under the note agreement, including some of the default interest and a late payment penalty. The disputed amount of $2,068 is being held in escrow. This amount is in dispute, and as a result, has been treated as a gain contingency and thus will not be recorded as a receivable or income until resolution is reached.

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

On June 30, 2009 and February 27, 2013, respectively, the University entered into an interest rate swap and an interest rate corridor to manage its 30 Day LIBOR interest exposure related to its variable rate debt. The fair value of the interest rate corridor instrument as of March 31, 2013 was $1,241, which is included in other assets. The fair value of the interest rate swap is a liability of $319 and $390 as of March 31, 2013 and December 31, 2012, respectively, which is included in other noncurrent liabilities. The fair values of each derivative instrument were determined using a hypothetical derivative transaction and Level 2 of the hierarchy of valuation inputs. These derivative instruments were originally designated as cash flow hedges of variable rate debt obligations.

The interest rate corridor instrument reduces variable interest rate risk starting March 1, 2013 through December 20, 2019 with a notional amount of $88,777 as of March 31, 2013. The corridor instrument’s terms permits the University to hedge its interest rate risk at several thresholds; the University pays variable interest monthly based on the 30 Day LIBOR rates until that index reaches 1.5%. If 30 Day LIBOR is equal to 1.5% through 3.0%, the University pays 1.5%. If 30 Day LIBOR exceeds 3.0%, the University pays actual 30 Day LIBOR less 1.5%. Changes in this instrument’s fair value are recorded in other comprehensive income.

The interest rate swap commenced on May 1, 2010 and continues each month thereafter until April 30, 2014 and has a notional amount of $9,557 as of March 31, 2013. Under the terms of the agreement, the University receives 30 Day LIBOR and pays 3.245% fixed interest on the amortizing notional amount. Therefore, the University has hedged its exposure to future variable rate cash flows through April 30, 2014. The interest rate swap is not subject to a master netting arrangement and collateral has been called by the counterparty and reflected in a restricted cash account as of March 31, 2013 and December 31, 2012 in the amount of $225.

As of March 31, 2013 no derivative ineffectiveness was identified for the interest rate swap. Any ineffectiveness in the University’s derivative instrument designated as a hedge is reported in interest expense in the income statement. For the three months ended March 31, 2013, $30 of credit risk was recorded in interest expense for the interest rate corridor and interest rate swap. At March 31, 2013, the University does not expect to reclassify gains or losses on derivative instruments from accumulated other comprehensive (loss) into earnings during the next 12 months.

Fair Value of Financial Instruments

As of March 31, 2013, the carrying value of cash and cash equivalents, investments, accounts receivable, account payable and accrued compensation and benefits and accrued liabilities expenses approximate their fair value based on the liquidity or the short-term maturities of these instruments. The carrying value of notes payable approximates fair value as it is based on variable rate index. The carrying value of capital lease obligations approximate fair value based upon market interest rates available to the University for debt of similar risk and maturities. Derivative financial instruments are carried at fair value, determined using Level 2 of the hierarchy of valuation inputs, with the use of inputs other than quoted prices that are observable for the asset or liability.

The fair value of investments, primarily municipal securities, was determined using Level 2 of the hierarchy of valuation inputs, with the use of inputs other than quoted prices that are observable for the assets. The municipal securities are comprised of city and county bonds related to schools, water and sewer, utilities, transportation and housing.

GRAND CANYON EDUCATION, INC.

Notes to Consolidated Financial Statements

(In thousands, except per share data)

(Unaudited)

The fair value of the prepaid royalty asset relating to the settlement of future royalty payment obligations to the former owner was determined using an income approach, based on management’s forecasts of revenue to be generated through its online education programs using Level 3 of the hierarchy of valuation inputs. The rate utilized to discount net cash flows to their present values was 35%. This discount rate was determined after consideration of the University’s weighted average cost of capital giving effect to estimates of the University’s risk-free rate, beta coeffieient, equity risk premium, small size risk premium, and company-specific risk premium.

Revenue Recognition

Net revenues consist primarily of tuition and fees derived from courses taught by the University online, on ground at its traditional campus in Phoenix, Arizona, and onsite at facilities it leases and at facilities owned by third party employers, as well as from related educational resources that the University provides to its students, such as access to online materials. Tuition revenue and most fees from related educational resources are recognized pro-rata over the applicable period of instruction, net of scholarships provided by the University. For the three months ended March 31, 2013 and 2012, the University’s revenue was reduced by approximately $28,255 and $23,865, respectively, as a result of scholarships that the University offered to students. The University maintains an institutional tuition refund policy, which provides for all or a portion of tuition to be refunded if a student withdraws during stated refund periods. Certain states in which students reside impose separate, mandatory refund policies, which override the University’s policy to the extent in conflict. If a student withdraws at a time when only a portion, or none, of the tuition is refundable, then in accordance with its revenue recognition policy, the University continues to recognize the tuition that was not refunded pro-rata over the applicable period of instruction. Since the University recognizes revenue pro-rata over the term of the course and because, under its institutional refund policy, the amount subject to refund is never greater than the amount of the revenue that has been deferred, under the University’s accounting policies revenue is not recognized with respect to amounts that could potentially be refunded. Sales tax collected from students is excluded from net revenues. Collected but unremitted sales tax is included as an accrued liability in the consolidated balance sheets. The University also charges online students an upfront learning management fee, which is deferred and recognized over the average expected term of a student. Costs that are direct and incremental to new online students are also deferred and recognized ratably over the average expected term of a student. Deferred revenue and student deposits in any period represent the excess of tuition, fees, and other student payments received as compared to amounts recognized as revenue on the income statement and are reflected as current liabilities in the accompanying consolidated balance sheet. The University’s educational programs have starting and ending dates that differ from its fiscal quarters. Therefore, at the end of each fiscal quarter, a portion of revenue from these programs is not yet earned. Other revenues may be recognized as sales occur or services are performed.

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

The University records an allowance for doubtful accounts for estimated losses resulting from the inability, failure or refusal of its students to make required payments, which includes the recovery of financial aid funds advanced to a student for amounts in excess of the student’s cost of tuition and related fees. The University determines the adequacy of its allowance for doubtful accounts based on an analysis of its historical bad debt experience, current economic trends, the aging of the accounts receivable and student status. The University applies reserves to its receivables based upon an estimate of the risk presented by the age of the receivables and student status. The University writes off accounts receivable balances at the earlier of the time the balances were deemed uncollectible, or one year after the revenue is generated. However, if a student becomes inactive, the University writes off the account 150 days after becoming delinquent. The University reflects accounts receivable with an offsetting allowance as long as management believes there is a reasonable possibility of collection. Bad debt expense is recorded as an instructional costs and services expense in the consolidated income statement.

Financial Statement Presentation

Effective during the first quarter of 2013, the University made changes in its presentation of operating expenses and reclassified prior periods to conform to the current presentation. The University determined that these changes would provide more meaningful information and are consistent with changes recently made by a number of other regionally accredited for-profit universities. Additionally, this new presentation better classifies its costs consistently with the operational changes the University has made related to the roles and responsibilities of its admissions personnel. Specifically the University has separated admissions advisory and related expenses from advertising, and marketing and promotional expenses as the admissions personnel role has evolved into one in which a substantial amount of their time is spent educating students not only during the admissions process but also through matriculation and during their program of study.

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

Admissions Advisory and Related

The University previously reported costs related to our admissions advisory personnel in selling and promotional on our Consolidated Income Statement. Effective during the first quarter of 2013, the University began separating admissions advisory and related expenses from advertising, and marketing and promotional expenses on our Consolidated Income Statement as “admissions advisory and related.” Based on the operational changes discussed above, the University believes the disaggregation of admissions personnel and related costs from advertising, and marketing and promotional expenses provides more meaningful information and is consistent with changes recently made by a number of other regionally accredited for-profit universities. This expense category includes salaries and benefits for admissions advisory personnel and, revenue share expense as well as an allocation of depreciation, amortization, rent and occupancy costs attributable to the admissions advisory personnel.

Advertising

As discussed above the University previously reported advertising costs in selling and promotional on our Consolidated Income Statement. Effective during the first quarter of 2013, the University began separating advertising expenses from admissions advisory and related expenses, and marketing and promotional expenses on our Consolidated Income Statement as “advertising.” Advertising costs are expensed as incurred.

Marketing and Promotional

The University previously reported costs related to our marketing and promotional expenses in selling and promotional on our Consolidated Income Statement. Effective during the first quarter of 2013, the University began separating marketing and promotional expenses from admissions advisory and related expenses and advertising expenses on our Consolidated Income Statement as “marketing and promotional.” This expense category includes salaries, benefits and share-based compensation for marketing personnel, and other promotional expenses. This category also includes an allocation of depreciation, amortization, rent, and occupancy costs attributable to marketing and promotional activities. Marketing and promotional costs are expensed as incurred.

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

We have reclassified our operating expenses for prior periods to conform to the above disaggregation and revisions to our presentation. There were no changes to total operating expenses or operating income as a result of these reclassifications. The following table presents our operating expenses as previously reported and as reclassified on our Consolidated Income Statement for each of the quarters in 2012.

	2012
	First Quarter As Reported	First Quarter As Reclassified	Second Quarter As Reported	Second Quarter As Reclassified
Costs and expenses:
Instructional costs and services	$50,824	$50,824	$53,406	$53,406
Admissions advisory and related	—	19,991	—	20,369
Advertising	—	13,639	—	11,467
Marketing and promotional	—	929	—	919
Selling and promotional	34,559	—	32,755	—
General and administrative	7,544	7,544	7,701	7,701

Total costs and expenses	$92,927	$92,927	$93,862	$93,862

GRAND CANYON EDUCATION, INC.

Notes to Consolidated Financial Statements

(In thousands, except per share data)

(Unaudited)

	2012
	Third Quarter As Reported	Third Quarter As Reclassified	Fourth Quarter As Reported	Fourth Quarter As Reclassified
Costs and expenses:
Instructional costs and services	$57,354	$57,354	$58,819	$58,819
Admissions advisory and related	—	22,342	—	23,215
Advertising	—	12,909	—	13,008
Marketing and promotional	—	1,199	—	1,313
Selling and promotional	36,450	—	37,536	—
General and administrative	8,561	8,561	11,696	11,696

Total costs and expenses	$102,365	$102,365	$108,051	$108,051

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

Recent Accounting Pronouncements

The University has determined no recent accounting pronouncements apply to its operations or would otherwise have a material impact on its financial statements.

3. Investments

The University had no investments as of December 31, 2012. The following is a summary of amounts included in investments as of March 31, 2013. The University considered all investments as available for sale.

	As of March 31, 2013
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Estimated Fair Value
Municipal securities	$23,810	$1	$(9)	$23,802

The cash flows of municipal securities are backed by the issuing municipality’s credit worthiness. All municipal securities are due in one year or less as of March 31, 2013. For the three months ended March 31, 2013, the net unrealized loss on available-for-sale securities were $8.

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

	Three Months Ended March 31,
	2013	2012
Denominator:
Basic weighted average shares outstanding	44,242	44,371
Effect of dilutive stock options and restricted stock	1,207	780

Diluted weighted average shares outstanding	45,449	45,151

Diluted weighted average shares outstanding exclude the incremental effect of shares that would be issued upon the assumed exercise of stock options. For the three months ended March 31, 2013 and 2012, approximately 350 and 2,288, respectively, of the University’s stock options outstanding were excluded from the calculation of diluted earnings per share as their inclusion would have been anti-dilutive. These options could be dilutive in the future.

5. Allowance for Doubtful Accounts

	Balance at Beginning of Period	Charged to Expense	Deductions(1)	Balance at End of Period
Three months ended March 31, 2013	$8,657	4,941	(5,209)	$8,389
Three months ended March 31, 2012	$11,706	4,122	(6,984)	$8,844

(1) Deductions represent accounts written off, net of recoveries.

6. Property and Equipment, net

Property and equipment, net consist of the following:

	March 31, 2013	December 31, 2012
Land	$13,770	$13,294
Land improvements	4,269	3,439
Buildings	182,756	180,945
Equipment under capital leases	5,310	5,310
Leasehold improvements	26,567	24,930
Computer equipment	57,649	55,734
Furniture, fixtures and equipment	23,063	22,124
Internally developed software	12,334	11,039
Other	1,098	1,099
Construction in progress	23,795	12,487

	350,611	330,401
Less accumulated depreciation and amortization	(67,027)	(61,239)

Property and equipment, net	$283,584	$269,162

7. Commitments and Contingencies

Leases

The University leases certain land, buildings and equipment under non-cancelable operating leases expiring at various dates through 2021. Future minimum lease payments under operating leases due each year are as follows at March 31, 2013:

2013 (remaining nine months)	$4,772
2014	5,916
2015	5,942
2016	5,253
2017	3,999
Thereafter	10,631

Total minimum payments	$36,513

Total rent expense, including related taxes and operating expenses, under operating leases for the three months ended March 31, 2013 and 2012 were $1,784 and $1,963, respectively.

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

Tax Reserves, Non-Income Tax Related

From time to time the University has exposure to various non-income tax related matters that arise in the ordinary course of business. At March 31, 2013 and December 31, 2012, the University reserved approximately $722 and $703, respectively, for tax matters where its ultimate exposure is considered probable and the potential loss can be reasonably estimated.

8. Share-Based Compensation

Adoption of Equity Plans

On September 27, 2008 the University’s shareholders approved the adoption of the 2008 Equity Incentive Plan (“Incentive Plan”) and the 2008 Employee Stock Purchase (“ESPP”). A total of 4,200 shares of the University’s common stock was originally authorized for issuance under the Incentive Plan. On January 1 of each subsequent year in accordance with the terms of the Incentive Plan, the number of shares authorized for issuance under the Incentive Plan automatically increases by 2.5% of the number of shares of common stock issued and outstanding on the previous December 31, raising the total number of shares of common stock currently authorized for issuance under the Incentive Plan to 9,847 shares effective January 1, 2013. Although the ESPP has not yet been implemented, a total of 1,050 shares of the University’s common stock has been authorized for sale under the ESPP.

Incentive Plan

Restricted Stock

During the three months ended March 31, 2013, the University granted 572 shares of common stock with a service vesting condition to certain of its executives, officers, faculty and employees. The restricted shares have voting rights and vest in five annual installments of 20% starting on March 1, 2014 and each of the four anniversaries of the vesting date following the date of grant. Upon vesting, shares will be held in lieu of taxes equivalent to the minimum statutory tax withholding required to be paid when the restricted stock vests. During the three months ended March 31, 2013, the University withheld 39 shares of common stock in lieu of taxes at a cost of $937 on the restricted stock vesting date.

A summary of the activity related to restricted stock granted under the University’s Incentive Plan since December 31, 2012 is as follows:

	Total Shares	Weighted Average Grant Date Fair Value per Share
Outstanding as of December 31, 2012	553	$17.04

Granted	572	$24.03
Vested	(104)	$17.03
Forfeited, canceled or expired	(2)	$17.03

Outstanding as of March 31, 2013	1,019	$20.96

GRAND CANYON EDUCATION, INC.

Notes to Consolidated Financial Statements

(In thousands, except per share data)

(Unaudited)

Stock Options

During the three months ended March 31, 2013, the University granted time vested options to purchase shares of common stock with an exercise price equal to the fair market value on the date of grant to an employee. The time vested options vest ratably over a period of four years and expire ten years from the date of grant. No options were granted in 2012. A summary of the activity related to stock options granted under the University’s Incentive Plan since December 31, 2012 is as follows:

	Summary of Stock Options Outstanding
	Total Shares	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value ($)(1)
Outstanding as of December 31, 2012	4,229	$14.57

Granted	25	$24.97
Exercised	(459)	$12.75
Forfeited, canceled or expired	(19)	$16.21

Outstanding as of March 31, 2013	3,776	$14.85	6.54	$39,804

Exercisable as of March 31, 2013	2,247	$14.23	6.22	$25,077

Available for issuance as of March 31, 2013	2,233

(1)	Aggregate intrinsic value represents the value of the University’s closing stock price on March 28, 2012 ($25.39) in excess of the exercise price multiplied by the number of options outstanding or exercisable.

Share-based Compensation Expense

The table below outlines share-based compensation expense for the three months ended March 31, 2013 and 2012 related to restricted stock and stock options granted:

	2013	2012
Instructional costs and services	$1,100	$825
Admissions advisory and related	29	35
Marketing and promotional	49	27
General and administrative	992	807

Share-based compensation expense included in operating expenses	2,170	1,694
Tax effect of share-based compensation	(868)	(678)

Share-based compensation expense, net of tax	$1,302	$1,016

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

To participate in the Title IV programs, an institution must be authorized to offer its programs of instruction by the relevant agency of the state in which it is located, accredited by an accrediting agency recognized by the Department of Education and certified as eligible by the Department of Education. The Department of Education will certify an institution to participate in the Title IV programs only after the institution has demonstrated compliance with the Higher Education Act and the Department of Education’s extensive regulations regarding institutional eligibility. An institution must also demonstrate its compliance to the Department of Education on an ongoing basis. As of March 31, 2013, management believes the University is in compliance with the applicable regulations in all material respects.

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

While the University never received a formal exit interview, which it had understood to be the typical step prior to the Department of Education’s issuance of a preliminary program review report, on August 24, 2011, the University received from the Department of Education a written preliminary program review report that included five findings, two of which involve individual student-specific errors concerning the monitoring of satisfactory academic progress for two students and the certification of one student’s Federal Family Educational Loan as an unsubsidized Stafford loan rather than a subsidized Stafford loan. The other three findings are as follows:

•	Incentive compensation issue. During a portion of the period under review, the University had in place a compensation plan for its enrollment counselors that was designed to comply with the regulatory “safe harbor” in effect during such period that allowed companies to make adjustments to fixed compensation for enrollment personnel, provided that any such adjustment (i) was not made more than twice during any twelve month period, and (ii) was not based solely on the number of students recruited, admitted, enrolled, or awarded financial aid. The plan at issue provided for enrollment counselor performance to be reviewed on a number of non-enrollment related factors that could account for a substantial portion of any potential base compensation adjustment. The preliminary program review report does not appear to set forth any definitive finding regarding the plan, but the Department of Education has requested additional information from the University regarding its enrollment counselor compensation practices and policies in effect during the period under review. The University continues to believe that the plan at issue, both as designed and as applied, did not base compensation solely on success in enrolling students in violation of applicable law. We are continuing our efforts to communicate with the Department of Education to resolve this matter.

•	Gainful employment issue. The preliminary program review report sets forth the Department of Education’s position that the University’s Bachelor of Arts in Interdisciplinary Studies program was not an eligible program under Title IV because it did not provide students with training to prepare them for gainful employment in a recognized occupation. This “gainful employment” standard has been a requirement for Title IV eligibility for programs offered at proprietary institutions of higher education such as the University although, pursuant to legislation passed in 2008 and effective as of July 1, 2010, this requirement no longer applies to designated liberal arts programs offered by the University and certain other institutions that have held accreditation by a regional accrediting agency since a date on or before October 1, 2007 (we have held a regional accreditation since 1968). The University believes that its Interdisciplinary Studies program, which it first offered in Fall 2007 in response to a request by one of its employer-partners, was an eligible program under the “gainful employment” standard in effect prior to July 1, 2010. We are continuing our efforts to communicate with the Department of Education to resolve the matter.

•	Inadequate procedures related to non-passing grades. The preliminary program review report sets forth the Department of Education’s position that, during the period under review and prior to the time the University converted from a term-based financial aid system to a non-term, borrower-based financial aid system in mid-2010, the University failed to have an accurate system to determine if students with non-passing grades for a term had no documented attendance for the term or should have been treated as unofficial withdrawals for the term, thereby potentially requiring the University to return all or a portion of the Title IV monies previously received with respect to such students. Although the University is confident in the legal sufficiency of its policies that were in place during the period under review, it is continuing to make efforts to discuss this finding with the Department of Education. As part of the process of reviewing and responding to this finding, the Department of Education has requested that the University conduct a further review of student files and provide additional information to the Department of Education following the completion of such review.

The University has provided responses on these issues as required by the Department of Education and is continuing its efforts to communicate with the Department of Education to resolve the issues raised in the preliminary program review report. With respect to the issue regarding inadequate procedures related to non-passing grades in particular, the University recently completed its review of student files for the period from July 1, 2008 to June 30, 2010 in accordance with the Department of Education’s request and submitted the requested information to the Department of Education. Based on this review, we have determined that certain Pell grants received by the University for students that later unofficially withdrew should have been returned under applicable return to Title IV rules as those rules are currently being interpreted by the Department of Education. Although when we make a return of Pell funds the applicable students are obligated to repay us for the amounts returned, we have decided that we will not seek reimbursement from the applicable students once these Pell returns are made. Accordingly, during the year ended December 31, 2012, the University reserved $3,450 related to these returns.

GRAND CANYON EDUCATION, INC.

Notes to Consolidated Financial Statements

(In thousands, except per share data)

(Unaudited)

The University is unable, at this time, to conclude whether any additional returns to Title IV will be necessary as a result of the Department of Education’s review of our student files. Although we are confident in the legal sufficiency of our policies that were in place during the period under review, we are continuing to make efforts to discuss this finding with the Department of Education. However, if the Department of Education pursues its current interpretation of the applicable return to Title IV rules, then, after exhausting any administrative appeals available to the University, the University could be required to return Title IV funds previously received. In this regard, when the University makes a return to Title IV, the student for whom the funds were received is obligated to repay the University for the amounts returned. Should the University be required by the Department of Education to return these Title IV funds, it would reserve its rights to seek reimbursement from the applicable students.

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

10. Treasury Stock

On April 25, 2013, the Board of Directors authorized the University to repurchase up to an additional $25,000 ($75,000 total) of common stock, from time to time, depending on market conditions and other considerations. The Board of Directors also extended the expiration date on the repurchase authorization to September 30, 2014. Repurchases occur at the University’s discretion. Repurchases may be made in the open market or in privately negotiated transactions, pursuant to the applicable Securities and Exchange Commission rules. The amount and timing of future share repurchases, if any, will be made as market and business conditions warrant. Since its approval of the share repurchase plan, the University has purchased 2,625 shares of common stock at an aggregate cost of $44,205, which includes 215 shares of common stock at an aggregate cost of $5,069 during the three months ended March 31, 2013, which are recorded at cost in the accompanying March 31, 2013 consolidated balance sheet and statement of stockholders’ equity. At March 31, 2013, there remained $5,795 available under its previous share repurchase authorization, which totaled $50,000 at March 31, 2013. Shares repurchased in lieu of taxes are not included in the repurchase plan totals as they were approved in conjunction with the restricted share awards.

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

Additional factors that could cause actual results to differ from those discussed in the forward-looking statements include, but are not limited to, those described in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2012, as updated in our subsequent reports filed with the Securities and Exchange Commission (“SEC”), including any updates found in Part II, Item 1A of this Quarterly Report on Form 10-Q or our other reports on Form 10-Q. You should not put undue reliance on any forward-looking statements. Forward-looking statements speak only as of the date the statements are made and we assume no obligation to update forward-looking statements to reflect actual results, changes in assumptions, or changes in other factors affecting forward-looking information, except to the extent required by applicable securities laws. If we do update one or more forward-looking statements, no inference should be drawn that we will make additional updates with respect to those or other forward-looking statements.

Overview

We are a regionally accredited provider of postsecondary education services focused on offering graduate and undergraduate degree programs in our core disciplines of education, healthcare, business, and liberal arts. We offer programs online, on ground at our approximately 115 acre traditional campus in Phoenix, Arizona and onsite at facilities we lease and at facilities owned by third party employers.

At March 31, 2013, we had approximately 53,600 students, an increase of 15.7% over the approximately 46,300 students we had at March 31, 2012. At March 31, 2013, 86.4% of our students were enrolled in our online programs, and of our online and professional studies students, 42.2% were pursuing master’s or doctoral degrees. In addition, revenue per student increased between periods as a result of improved retention as well as selective tuition price increases for students in our online and professional studies programs of up to 5.9%, depending on the program, with an estimated blended rate increase of 2.5% for our 2012-13 academic year, as compared to selective tuition price increases for students in our online and professional studies programs of up to 6.5%, depending on the program, with a blended rate increase of 3.2% for the prior academic year. Tuition for our traditional ground programs had no increase for our 2012-13 or 2011-12 academic years. Tuition increases have not historically been, and may not in the future be, consistent across our programs due to market conditions and differences in operating costs of individual programs. In fact it is our current intention to not increase tuition for our online, professional studies and traditional programs for our 2013-14 academic year. This reflects a concerted effort to control tuition pricing for students so that debt levels assumed by our students are reasonable.

The following is a summary of our student enrollment at March 31, 2013 and 2012 (which included less than 810 students pursuing non-degree certificates in each period) by degree type and by instructional delivery method:

	2013(1)		2012(1)
	# of Students	% of Total	# of Students	% of Total
Graduate degrees(2)	20,217	37.7%	18,054	39.0%
Undergraduate degree	33,342	62.3%	28,224	61.0%

Total	53,559	100.0%	46,278	100.0%

	2013(1)		2012(1)
	# of Students	% of Total	# of Students	% of Total
Online(3)	46,258	86.4%	41,229	89.1%
Ground(4)	7,301	13.6%	5,049	10.9%

Total	53,559	100.0%	46,278	100.0%

(1)	Enrollment at March 31, 2013 and 2012 represents individual students who attended a course during the last two months of the calendar quarter.
(2)	Includes 3,329 and 2,221 students pursuing doctoral degrees at March 31, 2013 and 2012, respectively.
(3)	As of March 31, 2013 and 2012, 42.2% and 42.5%, respectively, of our online and professional studies students were pursuing graduate degrees.
(4)	Includes both our traditional on-campus ground students, as well as our professional studies students.

Critical Accounting Policies and Use of Estimates

Our critical accounting policies are disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2012. During the three months ended March 31, 2013, there have been no significant changes in our critical accounting policies.

Financial Statement Presentation

Effective during the first quarter of 2013, the University made changes in its presentation of operating expenses and reclassified prior periods to conform to the current presentation. The University determined that these changes would provide more meaningful information and are consistent with changes recently made by a number of other regionally accredited for-profit universities. Additionally, this new presentation better classifies its costs consistently with the operational changes the University has made related to the roles and responsibilities of its admissions personnel. Specifically the University has separated admissions advisory and related expenses from advertising, and marketing and promotional expenses as the admissions personnel role has evolved into one in which a substantial amount of their time is spent educating students not only during the admissions process but also through matriculation and during their program of study.

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

Admissions Advisory and Related

The University previously reported costs related to our admissions advisory personnel in selling and promotional on our Consolidated Income Statement. Effective during the first quarter of 2013, the University began separating admissions advisory and related expenses from advertising, and marketing and promotional expenses on our Consolidated Income Statement as “admissions advisory and related.” Based on the operational changes discussed above, the University believes the disaggregation of admissions personnel and related costs from advertising, and marketing and promotional expenses provides more meaningful information and is consistent with changes recently made by a number of other regionally accredited for-profit universities. This expense category includes salaries and benefits for admissions advisory personnel and, revenue share expense as well as an allocation of depreciation, amortization, rent and occupancy costs attributable to the admissions advisory personnel.

Advertising

As discussed above the University previously reported advertising costs in selling and promotional on our Consolidated Income Statement. Effective during the first quarter of 2013, the University began separating advertising expenses from admissions advisory and related expenses, and marketing and promotional expenses on our Consolidated Income Statement as “advertising.” Advertising costs are expensed as incurred.

Marketing and Promotional

The University previously reported costs related to our marketing and promotional expenses in selling and promotional on our Consolidated Income Statement. Effective during the first quarter of 2013, the University began separating marketing and promotional expenses from admissions advisory and related expenses and advertising expenses on our Consolidated Income Statement as “marketing and promotional.” This expense category includes salaries, benefits and share-based compensation for marketing personnel, and other promotional expenses. This category also includes an allocation of depreciation, amortization, rent, and occupancy costs attributable to marketing and promotional activities. Marketing and promotional costs are expensed as incurred.

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

We have reclassified our operating expenses for prior periods to conform to the above disaggregation and revisions to our presentation. There were no changes to total operating expenses or operating income as a result of these reclassifications.

Key Trends, Developments and Challenges

The key trends, developments and challenges facing the University are disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2012. Except as noted below, during the three months ended March 31, 2013, there have been no significant changes in these trends. See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Key Trends, Developments and Challenges” in our Annual Report on Form 10-K for our fiscal year ended December 31, 2012, which is incorporated herein by reference. Recent developments and challenges include:

Regulatory Environment

Congressional Action and Financial Aid Funding

On January 1, 2013, Congress passed the American Taxpayer Relief Act of 2012 (ATRA), delaying sequestration of many federal programs until March 1, 2013, including a potential 7.6% cut to campus-based aid programs such as Federal Supplemental Opportunity Grant (FSEOG). Additionally, ATRA extended the American Opportunity Tax Credit for five years, temporarily extended deductions for qualified tuition and related educational expenses for two years and permanently extended the deduction for student loan interest.

Congress did not take the additional measures necessary to avoid sequestration, which took effect on March 1, 2013. While sequestration has no impact on 2012-2013 FSEOG funds, a reduction of the FSEOG allocation is anticipated for all participating institutions for the 2013-2014 award year, which begins on July 1, 2013. The Pell Grant program is specifically exempted for one year from the effects of sequestration. For the 2012-2013 and 2013-2014 award years, Pell Grant amounts remain in effect without any changes. It is unknown whether Congress will make changes to the Pell Grant for later award years.

Sequestration also imposed an immediate increase to the loan fee rate charged to borrowers utilizing the Federal Direct Loan program. In particular, Direct Subsidized or Direct Unsubsidized Loan fees will increase from 1.0 percent of the principal amount of the loan to 1.051 percent, while Direct PLUS Loan fees for parent borrowers will increase from 4.0 percent to 4.204 percent

On April 5, 2013, the Department of Education (ED) determined that the increased loan fee percentages must be applied to any loan disbursement for a loan where the first disbursement of the loan will be made on or after July 1, 2013. Loans issued prior to July 1, 2013 have been advised to continue to award and disburse Direct Loans using the pre-sequester loan fee amounts. When implemented in July 1, 2013, we anticipate that our students will cover this nominal loss of loan proceeds with other resources.

Various legislative proposals have been recently introduced in Congress:

•

On January 23, 2013, the Protecting Our Students and Taxpayers Act was introduced in the U.S. Senate, seeking to amend the 90/10 Rule. If adopted, this legislation would reduce the 90% threshold to the pre-1998 level of 85%, cause tuition revenues derived from military benefit programs to be included in the 85% portion under the rule instead of the non-federal 10% portion and impose Title IV ineligibility after one year of noncompliance rather than two.

•	Also on January 23, 2013, the Know Before You Owe Private Student Loan Act of 2013 was reintroduced and referred to committee. The bill seeks to further regulate student loan advisement.

•

On January 24, 2013, the “Protecting Financial Aid for Students and Taxpayers Act” was introduced in the U.S. House of Representatives. This bill would prohibit institutions of higher education from using federal education funds in marketing and recruiting. This bill was introduced in the Senate on March 12, 2013.

•

On February 5, 2013, the America Works Act was referred to a Congressional committee. This bill would encourage certain Federal job training and career education funding programs, such as the Workforce Investment Act and the Carl D. Perkins Career and Technical Education Act, to give priority to programs that lead to an industry-recognized and nationally portable postsecondary credential.

•

On February 28, 2013, the Students First Act of 2013 was referred to a Congressional committee. This bill seeks to amend the Higher Education Act of 1965, by modifying and formalizing program review requirements, establishing additional criteria for ED to perform a mandatory school review. In addition, this bill also establishes higher penalties for instances of regulatory noncompliance, including the automatic termination of Title IV eligibility.

This Congressional activity could result in the enactment of more stringent legislation by Congress, further rulemakings affecting participation in Title IV Programs and other governmental actions, increasing regulation of the for-profit sector. Action by Congress may also increase our administrative costs and require us to modify our practices in order for our institution to comply with Title IV Program requirements. We will continue to monitor Congressional activity for any impact to our business.

Announcement of New Rulemaking by the U.S. Department of Education. On April 15, 2013 the Department announced its intent to establish a negotiated rulemaking committee covering the following areas: Title IV Federal Student Aid; changes to the definition of “adverse credit” for borrowers in the Federal Direct PLUS Loan program; state authorization pertaining to distance and correspondence education; state authorization for foreign locations of institutions; clock-to-credit hour conversions; gainful employment; and changes made to the Violence Against Women Act. The Department announced it will hold three public hearings in May 2013 for interested parties to provide comments on these topics with negotiations beginning in September 2013. The Department indicated that this proposed rulemaking would be part of a series of rulemakings to achieve a long-term agenda in higher education focused on: access, affordability, academic quality and completion. Any rulemaking committees that are established and begin negotiations in September 2013 will not likely meet the November 1, 2013 publication deadline for a July 1, 2014 effective date. Therefore, the earliest effective date for regulations coming out of this round of rulemaking would be July 1, 2015

Industry-related Judicial Outcomes

On March 19, 2013, the U.S. District Court for the District of Columbia denied the Department of Education’s motion for the court to amend its earlier judgment to vacate certain rules related to gainful employment. The Department of Education had sought a reinstatement of the “debt measures” to determine whether programs are in fact preparing their students for gainful employment, which had been invalidated in the summer of 2012. Those measures required detailed data reporting by schools for use by the Department of Education to examine the income earned and debt repaid by students, and required institutions to meet at least one of three benchmarks in order to remain eligible to receive federal student aid. The court upheld the decision to vacate those requirements. The Department of Education officials are currently evaluating the court’s decision and determining next steps, if any, to be taken. Because of the significance of this regulation, and the basis on which the District Court made its decision, it is possible the Department of Education will appeal the full decision to the U.S. Court of Appeals for the District of Columbia Circuit.

Results of Operations

The following table sets forth income statement data as a percentage of net revenue for each of the periods indicated:

	Three Months Ended March 31,
	2013	2012
Net revenue	100.0%	100.0%
Operating expenses
Instructional costs and services	42.2	43.4
Admissions advisory and related	16.2	17.1
Advertising	11.2	11.6
Marketing and promotional	1.0	0.8
General and administrative	5.7	6.4

Total operating expenses	76.3	79.3

Operating income	23.7	20.7
Interest expense	(0.5)	(0.2)
Interest income and other income	1.5	0.0

Income before income taxes	24.7	20.5
Income tax expense	10.0	8.1

Net income	14.7	12.4

Three Months Ended March 31, 2013 Compared to Three Months Ended March 31, 2012

Net revenue. Our net revenue for the quarter ended March 31, 2013 was $142.0 million, an increase of $24.9 million, or 21.3%, as compared to net revenue of $117.1 million for the quarter ended March 31, 2012. This increase was primarily due to an increase in ground and online enrollment and, to a lesser extent, increases in the average tuition per student as a result of improved retention, selective tuition price increases and an increase in room and board and other student fees, partially offset by an increase in institutional scholarships. End-of-period enrollment increased 15.7% between March 31, 2013 and March 31, 2012, as ground enrollment increased 44.6%, and online enrollment increased 12.2% over the prior year. We attribute the significant growth in our ground enrollment between years to our increasing brand recognition and the value proposition that our ground traditional campus affords to traditional-aged students and their parents. After scholarships, our ground traditional students pay an amount for tuition, room, board, and fees often half to a third of what it costs to attend a private, traditional university in another state and an amount comparable to what it costs to attend the public universities in the state of Arizona as an in-state student. We are anticipating increased pressure on new and continuing online enrollments due primarily to increased competition for students from traditional colleges and universities as such institutions, including those with well-established reputations for excellence, increasingly seek to provide alternative learning modalities.

Instructional costs and services expenses. Our instructional costs and services expenses for the quarter ended March 31, 2013 were $60.0 million, an increase of $9.2 million, or 18.0%, as compared to instructional costs and services expenses of $50.8 million for the quarter ended March 31, 2012. This increase was primarily due to increases in employee compensation and related expenses, faculty compensation, instructional supplies, depreciation and amortization, bad debt expense and other instructional compensation and related expenses, of $3.0 million, $1.9 million, $1.3 million, $1.0 million, $0.8 million and $1.2 million, respectively. The increase in employee compensation and related expenses and faculty compensation are primarily due to the increase in the number of staff to support the increasing number of students attending the University. In addition, we have incurred an increase in medical and other benefit costs between years. The increase in depreciation and amortization is the result of us placing into service two additional dormitories, an Arts and Sciences classroom building, and a parking garage for our ground traditional campus in the Fall of 2012. The increase in instructional supplies is primarily due to increased licensing fees related to educational resources, increased food costs due to increased food revenues and miscellaneous costs associated with curriculum and the continued development of new and enhanced innovative educational tools and new educational programs. Our instructional costs and services expenses as a percentage of net revenues decreased by 1.2% to 42.2% for the quarter ended March 31, 2013, as compared to 43.4% for the quarter ended March 31, 2012 primarily due to our ability to leverage our employees and the fixed costs structure of our campus-based facilities and ground faculty across an increasing revenue base. Bad debt expense was at 3.5% of net revenues in both the first quarter of 2013 and 2012.

Admissions advisory and related expenses. Our admissions advisory and related expenses for the quarter ended March 31, 2013 were $23.0 million, an increase of $3.0 million, or 15.0%, as compared to admissions advisory and related expenses of $20.0 million for the quarter ended March 31, 2012. This increase is primarily the result of increases in employee compensation and revenue share expense of $2.2 million and $0.4 million, respectively. The increase in employee compensation and related expenses is primarily due to increased headcount and an increase in medical and other benefit costs between years. Our admissions advisory and related expenses decreased 0.9% to 16.2% for the quarter ended March 31, 2013, from 17.1% for the quarter ended March 31, 2012 primarily due to our ability to leverage our employees across an increasing revenue base.

Advertising expenses. Our advertising expenses for the quarter ended March 31, 2013 were $15.9 million, an increase of $2.3 million, or 16.8%, as compared to advertising expenses of $13.6 million for the quarter ended March 31, 2012. This increase is primarily the result of increased brand advertising focused on the southwest region. Our advertising expenses as a percentage of net revenue decreased by 0.4% to 11.2% for the quarter ended March 31, 2013, from 11.6% for the quarter ended March 31, 2012.

Marketing and promotional expenses. Our marketing and promotional expenses for the quarter ended March 31, 2013 were $1.4 million, an increase of $0.5 million, or 54.5%, as compared to marketing and promotional expenses of $0.9 million for the quarter ended March 31, 2012. This increase is primarily the result of increases in employee compensation and other promotional activities of $0.2 million and $0.2 million, respectively. Our marketing and promotional expenses as a percentage of net revenue increased by 0.2% to 1.0% for the quarter ended March 31, 2013, from 0.8% for the quarter ended March 31, 2012.

General and administrative expenses. Our general and administrative expenses for the quarter ended March 31, 2013 were $8.1 million, an increase of $0.6 million, or 6.7%, as compared to general and administrative expenses of $7.5 million for the quarter ended March 31, 2012. This increase was primarily due to increases in employee compensation and related expenses of $0.5 million due primarily to increased headcount to support our increasing number of students and increased medical and other benefit costs. Our general and administrative expenses as a percentage of net revenue decreased by 0.7% to 5.7% for the quarter ended March 31, 2013, from 6.4% for the quarter ended March 31, 2012. Our costs as a percentage of revenue declined due to our ability to leverage the fixed costs structure of our general and administrative expenses across an increasing revenue base.

Interest expense. Interest expense for the quarter ended March 31, 2013 were $0.7 million, an increase of $0.5 million, as compared to interest expense of $0.2 million for the quarter ended March 31, 2013. This increase was primarily due to the expansion of our credit facility in December 2012.

Interest income and other income. Interest income and other income for the quarter ended March 31, 2013 were $2.2 million, an increase of $2.2 million, as compared to nil in the quarter ended March 31, 2012. The increase was primarily due to the proceeds received from settlement of the note receivable in the first quarter of 2013, which resulted in a $2.2 million gain for the quarter ended March 31, 2013.

Income tax expense. Income tax expense for the quarter ended March 31, 2013 was $14.2 million, an increase of $4.7 million, or 49.0%, as compared to income tax expense of $9.5 million for the quarter ended March 31, 2012. Our effective tax rate was 40.4% during the first quarter of 2013 compared to 39.7% during the first quarter of 2012. The increase in the effective tax rate was primarily due to non-recurring tax items.

Net income. Our net income for the quarter ended March 31, 2013 was $20.9 million, an increase of $6.4 million, as compared to $14.5 million for the quarter ended March 31, 2012, due to the factors discussed above.

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

Liquidity and Capital Resources

Liquidity. We financed our operating activities and capital expenditures during the three months ended March 31, 2013 and 2012 primarily through cash provided by operating activities. Our unrestricted cash and cash equivalents were $127.7 million and $105.1 million at March 31, 2013 and December 31, 2012, respectively. Our restricted cash and cash equivalents at March 31, 2013 and December 31, 2012 were $49.9 million and $56.2 million, respectively.

Based on our current level of operations and anticipated growth, we believe that our cash flow from operations and other sources of liquidity, including cash and cash equivalents and our revolving line of credit, will provide adequate funds for ongoing operations, planned capital expenditures, and working capital requirements for at least the next 24 months. No amounts are borrowed on the $50.0 million revolving line of credit as of March 31, 2013.

Share Repurchase Program

On April 25, 2013, our Board of Directors authorized the University to repurchase up to an additional $25.0 million ($75.0 million total) of common stock, from time to time, depending on market conditions and other considerations. The Board of Directors also extended the expiration date on the repurchase authorization to September 30, 2014. Repurchases occur at the University’s discretion.

Under our share purchase authorization, we may purchase shares in the open market or in privately negotiated transactions, pursuant to the applicable Securities and Exchange Commission Rules. The amount and timing of future share repurchases, if any, will be made as market and business conditions warrant.

Between the approval of the initial share repurchase plan and March 31, 2013, the University has purchased 2,624,977 shares of common shock shares at an aggregate cost of $44.2 million which includes 215,187 shares of common stock during the three months ended March 31, 2013 at an aggregate cost of $5.1 million. At March 31, 2013, there remains $5.8 million available under our previous share repurchase authorization, which totaled $50.0 million at March 31, 2013.

Cash Flows

Operating Activities. Net cash provided by operating activities for the three months ended March 31, 2013 was $31.7 million as compared to $50.8 million for the three months ended March 31, 2012. The decrease in cash generated from operating activities between the three months ended March 31, 2012 and the three months ended March 31, 2013 is primarily due to the timing of income tax and employee related payments.

Investing Activities. Net cash used in investing activities was $10.8 million and $16.9 million for the three months ended March 31, 2013 and 2012, respectively. Our cash used in investing activities was primarily related to the purchase of property and equipment and short-term investments, partially offset by proceeds received from the settlement of a note receivable. Capital expenditures were $14.7 million and $16.9 million for the three months ended March 31, 2013 and 2012, respectively. In 2013, capital expenditures primarily consisted of ground campus building projects such as the construction costs of two additional dormitories and an expansion of our food services and library to support our traditional student enrollment as well as purchases of computer equipment, other internal use software projects and furniture and equipment to support our increasing employee headcount. In 2012, capital expenditures primarily consisted of construction costs associated with two additional dormitories, an Arts and Science classroom building, a remodel of our student union and a parking garage as well as purchases of computer equipment, other internal use software projects and furniture and equipment.

Financing Activities. Net cash provided by financing activities was $1.7 million and $1.5 million for the three months ended March 31, 2013 and 2012, respectively. During the first three months of 2013 proceeds from the exercise of stock options of $5.9 million and excess tax benefits from share-based compensation of $3.5 million were partially offset by $6.0 million used to purchase treasury stock in accordance with the University’s share repurchase program and principal payments on notes payable and capital leases totaled $1.7 million. During the first three months of 2012 proceeds from the exercise of stock options of $2.3 million were partially offset by principal payments on notes payable and capital lease obligations of $0.8 million.

Contractual Obligations

The following table sets forth, as of March 31, 2013, the aggregate amounts of our significant contractual obligations and commitments with definitive payment terms due in each of the periods presented (in millions):

		Payments Due by Period
	Total	Less than 1 Year (1)	2-3 Years	4-5 Years	More than 5 Years
Long term notes payable	$98.1	$5.0	$13.2	$13.3	$66.6
Capital lease obligations	0.7	0.1	0.2	0.4	0.0
Purchase obligations(2)	44.9	37.2	6.4	1.3	0.0
Operating lease obligations	36.5	4.8	11.9	9.3	10.5

Total contractual obligations	$180.2	$47.1	$31.7	$24.3	$77.1

(1)	Less than one year represents expected expenditures from April 1, 2013 through December 31, 2013.
(2)	The purchase obligation amounts include expected spending by period under contracts that were in effect at March 31, 2013.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have had or are reasonably likely to have a material current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Impact of inflation. We believe that inflation has not had a material impact on our results of operations for the three months ended March 31, 2013 or 2012. There can be no assurance that future inflation will not have an adverse impact on our operating results and financial condition.

Market risk. On June 30, 2009 and February 27, 2013, respectively, we entered into an interest rate swap and an interest rate corridor to manage our 30 Day LIBOR interest exposure from the variable rate debt we incurred in connection with the repurchase of shares of our common stock and the land and buildings that comprise our ground campus, which debt matures in December 2019. The corridor instrument, which hedges variable interest rate risk starting March 1, 2013 through December 20, 2019 with a notional amount of $88.8 million as of March 31, 2013, permits us to hedge our interest rate risk at several thresholds. Under this arrangement, in addition to the credit spread we will pay variable interest rates based on the 30 Day LIBOR rates monthly until that index reaches 1.5%. If 30 Day LIBOR is equal to 1.5% through 3.0%, we will continue to pay 1.5%. If 30 Day LIBOR exceeds 3.0%, we will pay actual 30 Day LIBOR less 1.5%. The interest rate swap commenced on May 1, 2010, continues each month thereafter until April 30, 2014, and has a notional amount of $9.6 million as of March 31, 2013. Under this arrangement, we will receive 30 Day LIBOR and pay 3.245% fixed rate on the amortizing notional amount plus the credit spread.

Except with respect to the foregoing, we have no derivative financial instruments or derivative commodity instruments. We invest cash in excess of current operating requirements in short-term certificates of deposit and money market instruments in multiple financial institutions.

Interest rate risk. We manage interest rate risk by investing excess funds in cash equivalents and A rated marketable securities bearing variable interest rates, which are tied to various market indices. Our future investment income may fall short of expectations due to changes in interest rates or we may suffer losses in principal if we are forced to sell securities that have declined in market value due to changes in interest rates. At March 31, 2013, a 10% increase or decrease in interest rates would not have a material impact on our future earnings, fair values, or cash flows. For information regarding our variable rate debt, see “Market risk” above.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective, as of March 31, 2013, in ensuring that material information relating to us required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in reports it files or submits under the Exchange Act is accumulated and communicated to management, including its principal executive officer or officers and principal financial officer or officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

There have been no material changes to the risk factors disclosed in the “Risk Factors” section of our Annual Report on Form 10-K for the year ended December 31, 2012.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sales of Unregistered Securities

None.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

On April 25, 2013, our Board of Directors authorized the University to repurchase up to an additional $25.0 million ($75.0 million) total) of common stock, from time to time, depending on market conditions and other considerations. The Board of Directors also extended the expiration date on the repurchase authorization to September 30, 2014. Repurchases occur at the University’s discretion. Repurchases may be made in the open market or in privately negotiated transactions, pursuant to the applicable Securities and Exchange Commission rules. The amount and timing of future share repurchases, if any, will be made as market and business conditions warrant. During the quarter ended March 31, 2013, we repurchased 215,187 shares of our common stock at an aggregate cost of $5.1 million. At March 31, 2013, there remains $5.8 million available under our previous share repurchase authorization, which totaled $50.0 million at March 31, 2013.

The following table sets forth our share repurchases of common stock during each period in the first quarter of fiscal 2013:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Dollar Value of Shares That May Yet Be Purchased Under the Program
January 1, 2013 – January 31, 2013	64,136	22.74	64,136	$9,406,000
February 1, 2013 – February 28, 2013	55,000	24.38	55,000	$8,065,000
March 1, 2013 – March 31, 2013	96,051	23.63	96,051	$5,795,000
Total	215,187	23.56	215,187	$5,795,000

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

None.

Item 6. Exhibits

(a) Exhibits

Number	Description	Method of Filing
3.1	Amended and Restated Certificate of Incorporation.	Incorporated by reference to Exhibit 3.1 to Amendment No. 6 to the University’s Registration Statement on Form S-1 filed with the SEC on November 12, 2008.

3.2	Second Amended and Restated Bylaws.	Incorporated by reference to Exhibit 3.1 to the University’s Current Report on Form 8-K filed with the SEC on August 2, 2010.

4.1	Specimen of Stock Certificate.	Incorporated by reference to Exhibit 4.1 to Amendment No. 2 to the University’s Registration Statement on Form S-1 filed with the SEC on September 29, 2008.

4.2	Amended and Restated Investor Rights Agreement, dated September 17, 2008, by and among Grand Canyon Education, Inc. and the other parties named therein.	Incorporated by reference to Exhibit 4.2 to Amendment No. 2 to the University’s Registration Statement on Form S-1 filed with the SEC on September 29, 2008.

10.1	Executive Employment Agreement, dated September 7, 2012, by and between Grand Canyon Education, Inc. and Brian M. Roberts†	Filed herewith

31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. ††	Filed herewith.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. ††	Filed herewith.

†	Indicates a management contract or any compensatory plan, contract or arrangement.
††	This certification is being furnished solely to accompany this report pursuant to 18 U.S.C. Section 1350, and is not being filed for purposes of Section 18 of the Exchange Act, and is not to be incorporated by reference into any filings of the University, whether made before or after the date hereof, regardless of any general incorporation language in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GRAND CANYON EDUCATION, INC.

Date: May 7, 2013	By: /s/ Daniel E. Bachus
Daniel E. Bachus Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

EXHIBIT INDEX

Number	Description	Method of Filing
3.1	Amended and Restated Certificate of Incorporation.	Incorporated by reference to Exhibit 3.1 to Amendment No. 6 to the University’s Registration Statement on Form S-1 filed with the SEC on November 12, 2008.

3.2	Second Amended and Restated Bylaws.	Incorporated by reference to Exhibit 3.1 to the University’s Current Report on Form 8-K filed with the SEC on August 2, 2010.

4.1	Specimen of Stock Certificate.	Incorporated by reference to Exhibit 4.1 to Amendment No. 2 to the University’s Registration Statement on Form S-1 filed with the SEC on September 29, 2008.

4.2	Amended and Restated Investor Rights Agreement, dated September 17, 2008, by and among Grand Canyon Education, Inc. and the other parties named therein.	Incorporated by reference to Exhibit 4.2 to Amendment No. 2 to the University’s Registration Statement on Form S-1 filed with the SEC on September 29, 2008.

10.1	Executive Employment Agreement, dated September 7, 2012, by and between Grand Canyon Education, Inc. and Brian M. Roberts†	Filed herewith.

31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. ††	Filed herewith.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. ††	Filed herewith.

†	Indicates a management contract or any compensatory plan, contract or arrangement.
††	This certification is being furnished solely to accompany this report pursuant to 18 U.S.C. Section 1350, and is not being filed for purposes of Section 18 of the Exchange Act, and is not to be incorporated by reference into any filings of the University, whether made before or after the date hereof, regardless of any general incorporation language in such filing.