Form 10-Q
period 2013-09-30
Grand Canyon Education, Inc.
filed 2013-10-29
CIK 1434588

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

or

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

The total number of shares of common stock outstanding as of October 23, 2013, was 44,986,909.

GRAND CANYON EDUCATION, INC.

FORM 10-Q

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

GRAND CANYON EDUCATION, INC.

Consolidated Income Statements

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
(In thousands, except per share data)
Net revenue	$152,399	$133,568	$435,892	$369,959
Costs and expenses:
Instructional costs and services	64,704	57,354	186,448	161,584
Admissions advisory and related, including $953 and $645 for the three months ended September 30, 2013 and 2012, respectively, and $2,574 and $1,666 for the nine months ended September 30, 2013 and 2012, respectively, to related parties	24,578	22,342	70,917	62,702
Advertising	15,498	12,909	45,947	38,015
Marketing and promotional	1,299	1,199	4,117	3,047
General and administrative	9,035	8,561	26,064	23,806

Total costs and expenses	115,114	102,365	333,493	289,154

Operating income	37,285	31,203	102,399	80,805
Interest expense	(528)	(154)	(1,635)	(439)
Interest and other income	1,502	16	3,759	52

Income before income taxes	38,259	31,065	104,523	80,418
Income tax expense	15,714	12,594	41,969	31,880

Net income	$22,545	$18,471	$62,554	$48,538

Earnings per share:
Basic income per share	$0.50	$0.42	$1.40	$1.09

Diluted income per share	$0.49	$0.41	$1.36	$1.07

Basic weighted average shares outstanding	44,963	44,365	44,631	44,395

Diluted weighted average shares outstanding	46,424	45,339	45,936	45,220

The accompanying notes are an integral part of these consolidated financial statements.

GRAND CANYON EDUCATION, INC.

Consolidated Statements of Comprehensive Income

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
(In thousands)
Net income	$22,545	$18,471	$62,554	$48,538
Other comprehensive income (loss), net of tax:
Unrealized net gains on available-for-sale securities	26	—	15	—
Unrealized (losses) gains on hedging derivatives, net of taxes of $56 and $26 for the three months ended September 30, 2013 and 2012, respectively, and $310 and $72 for the nine months ended September 30, 2013 and 2012, respectively	(75)	33	448	95

Comprehensive income	$22,496	$18,504	$63,017	$48,633

The accompanying notes are an integral part of these consolidated financial statements.

GRAND CANYON EDUCATION, INC.

Consolidated Balance Sheets

	September 30,	December 31,
	2013	2012
(In thousands, except par value)	(Unaudited)
ASSETS:
Current assets
Cash and cash equivalents	$106,816	$105,111
Restricted cash and cash equivalents	49,800	55,964
Investments	63,492	—
Accounts receivable, net of allowance for doubtful accounts of $9,465 and $8,657 at September 30, 2013 and December 31, 2012, respectively	7,986	7,951
Note receivable secured by real estate	—	27,000
Income taxes receivable	13	—
Deferred income taxes	6,444	5,481
Other current assets	17,913	12,667

Total current assets	252,464	214,174
Property and equipment, net	328,423	269,162
Restricted cash	—	225
Prepaid royalties	4,806	5,299
Goodwill	2,941	2,941
Other assets	5,441	3,122

Total assets	$594,075	$494,923

LIABILITIES AND STOCKHOLDERS’ EQUITY:
Current liabilities
Accounts payable	$22,934	$14,174
Accrued compensation and benefits	16,163	18,812
Accrued liabilities	16,542	17,467
Income taxes payable	989	8,704
Student deposits	52,077	57,745
Deferred revenue	58,503	28,614
Due to related parties	494	523
Current portion of capital lease obligations	89	87
Current portion of notes payable	6,605	6,601

Total current liabilities	174,396	152,727
Capital lease obligations, less current portion	520	587
Other noncurrent liabilities	6,293	7,405
Deferred income taxes, noncurrent	10,412	7,045
Notes payable, less current portion	88,137	93,100

Total liabilities	279,758	260,864

Commitments and contingencies
Stockholders’ equity
Preferred stock, $0.01 par value, 10,000 shares authorized; 0 shares issued and outstanding at September 30, 2013 and December 31, 2012	—	—
Common stock, $0.01 par value, 100,000 shares authorized; 48,792 and 47,136 shares issued and 45,982 and 44,716 shares outstanding at September 30, 2013 and December 31, 2012, respectively	488	471
Treasury stock, at cost, 2,810 and 2,420 shares of common stock at September 30, 2013 and December 31, 2012	(48,145)	(39,136)
Additional paid-in capital	128,366	102,133
Accumulated other comprehensive income (loss)	240	(223)
Accumulated earnings	233,368	170,814

Total stockholders’ equity	314,317	234,059

Total liabilities and stockholders’ equity	$594.075	$494,923

The accompanying notes are an integral part of these consolidated financial statements.

GRAND CANYON EDUCATION, INC.

Consolidated Statement of Stockholders’ Equity

(In thousands)

(Unaudited)

						Accumulated
					Additional	Other
	Common Stock		Treasury Stock		Paid-in	Comprehensive	Accumulated
	Shares	Par Value	Shares	Cost	Capital	Income(Loss)	Earnings	Total
Balance at December 31, 2012	47,136	$471	2,420	$(39,136)	$102,133	$(223)	$170,814	$234,059
Comprehensive income	—	—	—	—	—	463	62,554	63,017
Common stock purchased for treasury	—	—	333	(8,036)	—	—	—	(8,036)
Restricted shares forfeited	—	—	17	—	—	—	—	—
Exercise of stock options	1,070	11	—	—	14,805	—	—	14,816
Excess tax benefits	—	—	—	—	3,766	—	—	3,766
Share-based compensation	586	6	40	(973)	7,662	—	—	6,695

Balance at September 30, 2013	48,792	$488	2,810	$(48,145)	$128,366	$240	$233,368	$314,317

The accompanying notes are an integral part of these consolidated financial statements.

GRAND CANYON EDUCATION, INC.

Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended September 30,
(In thousands)	2013	2012
Cash flows provided by operating activities:
Net income	$62,554	$48,538
Adjustments to reconcile net income to net cash provided by operating activities:
Share-based compensation	7,668	5,748
Excess tax benefits from share-based compensation	(3,678)	(336)
Amortization of debt issuance costs	—	48
Provision for bad debts	14,881	13,492
Depreciation and amortization	18,602	15,784
Loss on asset disposal	—	202
Gain on proceeds received from note receivable	(3,646)	—
Deferred income taxes	2,404	(2,152)
Changes in assets and liabilities:
Restricted cash and cash equivalents	6,249	(912)
Accounts receivable	(14,916)	(10,552)
Prepaid expenses and other	(5,854)	(2,671)
Due to/from related parties	(29)	101
Accounts payable	1,859	(962)
Accrued liabilities and employee related liabilities	(3,753)	9,046
Income taxes receivable/payable	(4,055)	22,464
Deferred rent	(721)	612
Deferred revenue	29,889	24,956
Student deposits	(5,668)	1,328

Net cash provided by operating activities	101,786	124,734

Cash flows used in investing activities:
Capital expenditures	(59,168)	(73,619)
Purchase of land and building related to offsite development	(11,209)	(818)
Purchases of investments	(101,040)	—
Proceeds from sale or maturity of investments	37,548	—
Restricted funds held for derivative collateral	140	180
Proceeds received from note receivable	29,187	—

Net cash used in investing activities	(104,542)	(74,257)

Cash flows provided by (used in) financing activities:
Principal payments on notes payable and capital lease obligations	(5,024)	(1,772)
Repurchase of common shares including shares withheld in lieu of income taxes	(9,009)	(4,925)
Excess tax benefits from share-based compensation	3,678	336
Net proceeds from exercise of stock options	14,816	4,339

Net cash provided by (used in) financing activities	4,461	(2,022)

Net increase in cash and cash equivalents	1,705	48,455
Cash and cash equivalents, beginning of period	105,111	21,189

Cash and cash equivalents, end of period	$106,816	$69,644

Supplemental disclosure of cash flow information
Cash paid for interest	$1,592	$446
Cash paid for income taxes	$44,108	$19,615
Cash received for income tax refunds	$715	$7,654
Supplemental disclosure of non-cash investing and financing activities
Purchases of property and equipment included in accounts payable	$6,901	$7,636
Tax benefit of Spirit warrant intangible	$201	$199
Shortfall tax expense from share-based compensation	$206	$200

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

In addition, the counterparty to the University’s interest rate swap made a collateral call in 2010 and the pledged collateral is classified as restricted cash. The pledged collateral was $85 and $225 as of September 30, 2013 and December 31, 2012, respectively. The University reports changes in restricted cash related to derivative collateral as investing cash flows in its consolidated statement of cash flows.

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

GRAND CANYON EDUCATION, INC.

Notes to Consolidated Financial Statements

(In thousands, except per share data)

(Unaudited)

Note Receivable

The University purchased a note receivable from a financial institution at fair market value in the fourth quarter of 2012 for $27,000. The note bore interest at 11%, which represented the 6% rate of the loan plus the 5% default rate. The principal and most of the interest due on the note was paid in March 2013 resulting in the full return on investment of the note receivable and an additional gain in interest income and other income of $2,187 on the loan. However, the borrower has disputed certain amounts remaining due under the note agreement, including default interest in the amount of $432, a late payment penalty in the amount of $1,392, and a statutory trustee’s fee in the amount of $139. The funds disputed by the borrower, plus interest thereon, were deposited into an escrow account with the clerk of the Maricopa County Superior Court pending resolution of the disputed issues. In the third quarter of 2013, the court ruled in favor of the University with respect to the late penalty and default interest accrued thereon. Accordingly, the University recorded an other asset and interest and other income of $1,459 for the three months ended September 30, 2013. The remaining default interest and statutory trustee’s fee components of the original disputed amount, plus interest accruing thereon at 11%, continue a resolution process through the court, have been treated as a gain contingency and will not be recorded as a receivable or income until resolution is reached.

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

On June 30, 2009 and February 27, 2013, respectively, the University entered into an interest rate swap and an interest rate corridor to manage its 30 Day LIBOR interest exposure related to its variable rate debt. The fair value of the interest rate corridor instrument as of September 30, 2013 was $1,808, which is included in other assets. The fair value of the interest rate swap is a liability of $178 as of September 30, 2013, which is included in accrued liabilities, and $390 as of December 31, 2012, which is included in other noncurrent liabilities. The fair values of each derivative instrument were determined using a hypothetical derivative transaction and Level 2 of the hierarchy of valuation inputs. These derivative instruments were originally designated as cash flow hedges of variable rate debt obligations. The adjustment of $448 and $95 for the nine months ended September 30, 2013 and 2012, respectively, for the effective portion of the gain/loss on the derivatives is included as a component of other comprehensive income, net of taxes.

The interest rate corridor instrument reduces variable interest rate risk starting March 1, 2013 through December 20, 2019 with a notional amount of $85,871 as of September 30, 2013. The corridor instrument’s terms permits the University to hedge its interest rate risk at several thresholds; the University pays variable interest monthly based on the 30 Day LIBOR rates until that index reaches 1.5%. If 30 Day LIBOR is equal to 1.5% through 3.0%, the University pays 1.5%. If 30 Day LIBOR exceeds 3.0%, the University pays actual 30 Day LIBOR less 1.5%.

The interest rate swap commenced on May 1, 2010 and continues each month thereafter until April 30, 2014 and has a notional amount of $9,129 as of September 30, 2013. Under the terms of the agreement, the University receives 30 Day LIBOR and pays 3.245% fixed interest on the amortizing notional amount. Therefore, the University has hedged its exposure to future variable rate cash flows through April 30, 2014. The interest rate swap is not subject to a master netting arrangement and collateral has been called by the counterparty and reflected in a restricted cash account as of September 30, 2013 and December 31, 2012 in the amount of $85 and $225, respectively.

GRAND CANYON EDUCATION, INC.

Notes to Consolidated Financial Statements

(In thousands, except per share data)

(Unaudited)

As of September 30, 2013 no derivative ineffectiveness was identified for the interest rate swap. Any ineffectiveness in the University’s derivative instrument designated as a hedge is reported in interest expense in the income statement. For the nine months ended September 30, 2013, $8 of credit risk was recorded in interest expense for the interest rate corridor and interest rate swap. At September 30, 2013, the University does not expect to reclassify gains or losses on derivative instruments from accumulated other comprehensive income (loss) into earnings during the next 12 months.

Fair Value of Financial Instruments

As of September 30, 2013, the carrying value of cash and cash equivalents, investments, accounts receivable, account payable and accrued compensation and benefits and accrued liabilities expenses approximate their fair value based on the liquidity or the short-term maturities of these instruments. The carrying value of notes payable approximates fair value as it is based on variable rate index. The carrying value of capital lease obligations approximate fair value based upon market interest rates available to the University for debt of similar risk and maturities. Derivative financial instruments are carried at fair value, determined using Level 2 of the hierarchy of valuation inputs, with the use of inputs other than quoted prices that are observable for the asset or liability.

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

Revenue Recognition

Net revenues consist primarily of tuition and fees derived from courses taught by the University online, on ground at its traditional campus in Phoenix, Arizona, and onsite at facilities it leases and at facilities owned by third party employers, as well as from related educational resources that the University provides to its students, such as access to online materials. Tuition revenue and most fees from related educational resources are recognized pro-rata over the applicable period of instruction, net of scholarships provided by the University. For the nine months ended September 30, 2013 and 2012, the University’s revenue was reduced by approximately $75,668 and $65,563, respectively, as a result of scholarships that the University offered to students. The University maintains an institutional tuition refund policy, which provides for all or a portion of tuition to be refunded if a student withdraws during stated refund periods. Certain states in which students reside impose separate, mandatory refund policies, which override the University’s policy to the extent in conflict. If a student withdraws at a time when only a portion, or none, of the tuition is refundable, then in accordance with its revenue recognition policy, the University continues to recognize the tuition that was not refunded pro-rata over the applicable period of instruction. Since the University recognizes revenue pro-rata over the term of the course and because, under its institutional refund policy, the amount subject to refund is never greater than the amount of the revenue that has been deferred, under the University’s accounting policies revenue is not recognized with respect to amounts that could potentially be refunded. Sales tax collected from students is excluded from net revenues. Collected but unremitted sales tax is included as an accrued liability in the consolidated balance sheets. The University also charges online students an upfront learning management fee, which is deferred and recognized over the average expected term of a student. Costs that are direct and incremental to new online students are also deferred and recognized ratably over the average expected term of a student. Deferred revenue and student deposits in any period represent the excess of tuition, fees, and other student payments received as compared to amounts recognized as revenue on the income statement and are reflected as current liabilities in the accompanying consolidated balance sheet. The University’s educational programs have starting and ending dates that differ from its fiscal quarters. Therefore, at the end of each fiscal quarter, a portion of revenue from these programs is not yet earned. Other revenues may be recognized as sales occur or services are performed.

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

3. Investments

The University had no investments as of December 31, 2012. The following is a summary of amounts included in investments as of September 30, 2013. The University considered all investments as available for sale.

	As of September 30, 2013
	Adjusted Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Estimated Fair Value
Municipal securities	$63,477	$20	$(5)	$63,492

The cash flows of municipal securities are backed by the issuing municipality’s credit worthiness. All municipal securities are due in one year or less as of September 30, 2013. For the nine months ended September 30, 2013, the net unrealized gain on available-for-sale securities was $15.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Denominator:
Basic weighted average shares outstanding	44,963	44,365	44,631	44,395
Effect of dilutive stock options and restricted stock	1,461	974	1,305	825

Diluted weighted average shares outstanding	46,424	45,339	45,936	45,220

Diluted weighted average shares outstanding exclude the incremental effect of shares that would be issued upon the assumed exercise of stock options. For the nine months ended September 30, 2013 and 2012, approximately 179 and 2,009, respectively, of the University’s stock options outstanding were excluded from the calculation of diluted earnings per share as their inclusion would have been anti-dilutive. These options could be dilutive in the future.

5. Allowance for Doubtful Accounts

	Balance at Beginning of Period	Charged to Expense	Deductions(1)	Balance at End of Period
Nine months ended September 30, 2013	$8,657	14,881	(14,073)	$9,465
Nine months ended September 30, 2012	$11,706	13,492	(15,896)	$9,302

(1)	Deductions represent accounts written off, net of recoveries.

6. Property and Equipment, net

Property and equipment, net consist of the following:

	September 30, 2013	December 31, 2012
Land	$18,591	$13,294
Land improvements	5,176	3,439
Buildings	213,703	180,945
Equipment under capital leases	5,310	5,310
Leasehold improvements	29,306	24,930
Computer equipment	62,527	55,734
Furniture, fixtures and equipment	31,035	22,124
Internally developed software	14,422	11,039
Other	1,099	1,099
Construction in progress	26,196	12,487

	407,365	330,401
Less accumulated depreciation and amortization	(78,942)	(61,239)

Property and equipment, net	$328,423	$269,162

7. Commitments and Contingencies

Leases

The University leases certain land, buildings and equipment under non-cancelable operating leases expiring at various dates through 2021. Future minimum lease payments under operating leases due each year are as follows at September 30, 2013:

2013 (remaining three months)	$1,855
2014	6,855
2015	6,474
2016	5,790
2017	4,693
Thereafter	11,095

Total minimum payments	$36,762

GRAND CANYON EDUCATION, INC.

Notes to Consolidated Financial Statements

(In thousands, except per share data)

(Unaudited)

Total rent expense and related taxes and operating expenses under operating leases for the nine months ended September 30, 2013 and 2012 were $5,220 and $5,759, respectively.

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

Tax Reserves, Non-Income Tax Related

From time to time the University has exposure to various non-income tax related matters that arise in the ordinary course of business. At September 30, 2013 and December 31, 2012, the University reserved approximately $729 and $703, respectively, for tax matters where its ultimate exposure is considered probable and the potential loss can be reasonably estimated.

8. Share-Based Compensation

Incentive Plan

Restricted Stock

During the nine months ended September 30, 2013, the University granted 575 shares of common stock with a service vesting condition to certain of its executives, officers, faculty and employees. The restricted shares have voting rights and vest in five annual installments of 20% starting on March 1, 2014 and each of the four anniversaries of the vesting date following the date of grant. In May 2013, the University granted 10 shares of common stock to certain of the non-employee members of the University’s board of directors. The restricted shares granted to these directors have voting rights and vest on the earlier of (a) the one year anniversary of the date of grant or (b) immediately prior to the following year’s annual meeting of stockholders, subject to acceleration in the event of a change in control. Upon vesting, shares will be held in lieu of taxes equivalent to the minimum statutory tax withholding required to be paid when the restricted stock vests. During the nine months ended September 30, 2013, the University withheld 40 shares of common stock in lieu of taxes at a cost of $973 on the restricted stock vesting dates.

A summary of the activity related to restricted stock granted under the University’s Incentive Plan since December 31, 2012 is as follows:

	Total Shares	Weighted Average Grant Date Fair Value per Share
Outstanding as of December 31, 2012	553	$17.04
Granted	585	$24.16
Vested	(119)	$17.13
Forfeited, canceled or expired	(17)	$19.88

Outstanding as of September 30, 2013	1,002	$21.14

GRAND CANYON EDUCATION, INC.

Notes to Consolidated Financial Statements

(In thousands, except per share data)

(Unaudited)

Stock Options

During the nine months ended September 30, 2013, the University granted time vested options to purchase shares of common stock with an exercise price equal to the fair market value on the date of grant to an employee. The time vested options vest ratably over a period of four years and expire ten years from the date of grant. No options were granted in 2012. A summary of the activity related to stock options granted under the University’s Incentive Plan since December 31, 2012 is as follows:

	Summary of Stock Options Outstanding
	Total Shares	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value ($)(1)
Outstanding as of December 31, 2012	4,229	$14.57
Granted	25	$24.97
Exercised	(1,070)	$13.85
Forfeited, canceled or expired	(33)	$16.37

Outstanding as of September 30, 2013	3,151	$14.88	6.10	$79,918

Exercisable as of September 30, 2013	1,673	$14.17	5.73	$43,616

Available for issuance as of September 30, 2013	2,251

(1)	Aggregate intrinsic value represents the value of the University’s closing stock price on September 30, 2013 ($40.24) in excess of the exercise price multiplied by the number of shares underlying options outstanding or exercisable, as applicable.

Share-based Compensation Expense

The table below outlines share-based compensation expense for the nine months ended September 30, 2013 and 2012 related to restricted stock and stock options granted:

	2013	2012
Instructional costs and services	$3,988	$2,807
Admissions advisory and related expenses	100	121
Marketing and promotional	170	160
General and administrative	3,410	2,660

Share-based compensation expense included in operating expenses	7,668	5,748
Tax effect of share-based compensation	(3,067)	(2,299)

Share-based compensation expense, net of tax	$4,601	$3,449

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

GRAND CANYON EDUCATION, INC.

Notes to Consolidated Financial Statements

(In thousands, except per share data)

(Unaudited)

To participate in the Title IV programs, an institution must be authorized to offer its programs of instruction by the relevant agency of the state in which it is located, accredited by an accrediting agency recognized by the Department of Education and certified as eligible by the Department of Education. The Department of Education will certify an institution to participate in the Title IV programs only after the institution has demonstrated compliance with the Higher Education Act and the Department of Education’s extensive regulations regarding institutional eligibility. An institution must also demonstrate its compliance to the Department of Education on an ongoing basis. As of September 30, 2013, management believes the University is in compliance with the applicable regulations in all material respects.

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

While the University never received a formal exit interview, which it had understood to be the typical step prior to the Department of Education’s issuance of a preliminary program review report, on August 24, 2011, the University received from the Department of Education a written preliminary program review report that included five findings, two of which involved individual student-specific errors concerning the monitoring of satisfactory academic progress for two students and the certification of one student’s Federal Family Educational Loan as an unsubsidized Stafford loan rather than a subsidized Stafford loan. The other three findings were as follows:

•	Incentive compensation issue. During a portion of the period under review, the University had in place a compensation plan for its enrollment counselors that was designed to comply with the regulatory “safe harbor” in effect during such period that allowed companies to make adjustments to fixed compensation for enrollment personnel, provided that any such adjustment (i) was not made more than twice during any twelve month period, and (ii) was not based solely on the number of students recruited, admitted, enrolled, or awarded financial aid. The plan at issue provided for enrollment counselor performance to be reviewed on a number of non-enrollment related factors that could account for a substantial portion of any potential base compensation adjustment. The preliminary program review report did not appear to set forth any definitive finding regarding the plan, but the Department of Education requested additional information from the University regarding its enrollment counselor compensation practices and policies in effect during the period under review. The University believes that the plan at issue, both as designed and as applied, did not base compensation solely on success in enrolling students in violation of applicable law.

•	Gainful employment issue. The preliminary program review report set forth the Department of Education’s position that the University’s Bachelor of Arts in Interdisciplinary Studies program was not an eligible program under Title IV because it did not provide students with training to prepare them for gainful employment in a recognized occupation. This “gainful employment” standard has been a requirement for Title IV eligibility for programs offered at proprietary institutions of higher education such as the University although, pursuant to legislation passed in 2008 and effective as of July 1, 2010, this requirement no longer applies to designated liberal arts programs offered by the University and certain other institutions that have held accreditation by a regional accrediting agency since a date on or before October 1, 2007 (we have held a regional accreditation since 1968). The University believes that its Interdisciplinary Studies program, which it first offered in Fall 2007 in response to a request by one of its employer-partners, was an eligible program under the “gainful employment” standard in effect prior to July 1, 2010.

•	Inadequate procedures related to non-passing grades. The preliminary program review report set forth the Department of Education’s position that, during the period under review, and prior to the time the University converted from a term-based financial aid system to a non-term, borrower-based financial aid system in mid-2010, the University failed to have an accurate system to determine if students with non-passing grades for a term had no documented attendance for the term or should have been treated as unofficial withdrawals for the term, thereby potentially requiring the University to return all or a portion of the Title IV monies previously received with respect to such students. As part of the process of reviewing and responding to this finding, the Department of Education requested that the University conduct a further review of student files and provide additional information to the Department of Education following the completion of such review. The University completed, and submitted, the extensive file review requested by the Department of Education. The University remains confident in the legal sufficiency of its policies that were in place during the period under review.

GRAND CANYON EDUCATION, INC.

Notes to Consolidated Financial Statements

(In thousands, except per share data)

(Unaudited)

On September 27, 2013, the University and the Department of Education entered into an agreement that fully resolves the findings in the preliminary program review report and closes the program review. As a result of this agreement, in addition to amounts previously reserved and disclosed by the University relating to this matter, the University recorded an additional reserve of $1,387 during the three months ended September 30, 2013. The majority of the total amount required to be returned, or paid, in accordance with the terms of the agreement, relate to the inadequate procedures related to non-passing grade finding. Specifically, in the course of its file review, the University determined that certain Pell grants received by the University for students that later unofficially withdrew should have been returned under applicable return to Title IV rules, as those rules are currently being interpreted by the Department of Education. In addition, the University was not able to demonstrate in all cases that its faculty followed its established grading policy as it relates to students that stopped attending prior to the end of the semester but did not formally withdraw. Although when the University makes a return to Title IV the applicable student is obligated to repay the University for the amounts returned, the University has agreed that it will not seek reimbursement from these students once the returns are made. Included in accrued liabilities at September 30, 2013 is $2,528 in return to Title IV payments that the University anticipates will be paid over the next six months.

Since July 2008, we had been provisionally certified to participate in the Title IV programs on a month-to-month basis. On April 8, 2011, following the completion of the Department of Education’s review of information we had provided in connection with a deemed change in control that resulted from the termination in January 2011 of voting agreements that were in effect among certain of our stockholders, the Department of Education notified us that it had approved our application for a change in control and issued to us a new, provisional program participation agreement to participate in the Title IV programs. While this certification was provisional, the Department of Education’s action removed us from month-to-month status, provided for our continued participation in Title IV programs through December 31, 2013, and did not impose any conditions (such as any letter of credit requirement) or other restrictions on us during the provisional period other than the standard restrictions applicable to a provisional certification. In accordance with the terms of the provisional certification, we were allowed to apply for recertification on a full basis by submitting a complete application by no later than September 30, 2013. In July 2013 we submitted our complete application for full certification and, on October 28, 2013, the University received a new program participation agreement with full certification from the Department of Education, which gives the University the ability to participate in the Title IV programs through September 30, 2017.

10. Treasury Stock

On April 25, 2013, the Board of Directors authorized the University to repurchase up to an additional $25,000 ($75,000 total) of common stock, from time to time, depending on market conditions and other considerations. The Board of Directors also extended the expiration date on the repurchase authorization to September 30, 2014. Repurchases occur at the University’s discretion. Repurchases may be made in the open market or in privately negotiated transactions, pursuant to the applicable Securities and Exchange Commission rules. The amount and timing of future share repurchases, if any, will be made as market and business conditions warrant. Since its approval of the share repurchase plan, the University has purchased 2,743 shares of common stock at an aggregate cost of $47,173, which includes 333 shares of common stock at an aggregate cost of $8,036 during the nine months ended September 30, 2013, which are recorded at cost in the accompanying September 30, 2013 consolidated balance sheet and statement of stockholders’ equity. At September 30, 2013, there remained $27,827 available under its share repurchase authorization. Shares repurchased in lieu of taxes are not included in the repurchase plan totals as they were approved in conjunction with the restricted share awards.

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

At September 30, 2013, we had approximately 59,900 students, an increase of 14.7% over the approximately 52,300 students we had at September 30, 2012. At September 30, 2013, 82.8% of our students were enrolled in our online programs, and of our online and professional studies students, 43.2% were pursuing master’s or doctoral degrees. In addition, revenue per student for the nine month period increased between periods as a result of improved retention. We did not raise tuition in any of our programs for our 2013-2014 academic year and have not raised our tuition for our traditional ground programs in four years. This reflects a concerted effort to control tuition pricing for students so that debt levels assumed by our students are reasonable. Tuition increases have not historically been, and may not in the future be, consistent across our programs due to market conditions and differences in operating costs of individual programs.

The following is a summary of our student enrollment at September 30, 2013 and 2012 by degree type and by instructional delivery method:

	2013(1)		2012(1)
	# of Students	% of Total	# of Students	% of Total
Graduate degrees(2)	22,394	37.4%	19,439	37.2%
Undergraduate degree	37,520	62.6%	32,814	62.8%

Total	59,914	100.0%	52,253	100.0%

	2013(1)		2012(1)
	# of Students	% of Total	# of Students	% of Total
Online(3)	49,584	82.8%	44,849	85.8%
Ground(4)	10,330	17.2%	7,404	14.2%

Total	59,914	100.0%	52,253	100.0%

(1)	Enrollment at September 30, 2013 and 2012 represents individual students who attended a course during the last two months of the calendar quarter. Included in enrollment at September 30, 2013 and 2012 are students pursuing non-degree certificates of 552 and 542, respectively. The September 30, 2012 amount also included 223 high school dual credit students. We are no longer including these students in our enrollment.
(2)	Includes 3,971 and 2,745 students pursuing doctoral degrees at September 30, 2013 and 2012, respectively.
(3)	As of September 30, 2013 and 2012, 43.2% and 42.0%, respectively, of our online and professional studies students were pursuing graduate degrees.
(4)	Includes both our traditional on-campus ground students, as well as our professional studies students.

Critical Accounting Policies and Use of Estimates

Our critical accounting policies are disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2012. During the nine months ended September 30, 2013, there have been no significant changes in our critical accounting policies.

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

Key Trends, Developments and Challenges

The key trends, developments and challenges facing the University are disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2012 and our Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2013. During the three months ended September 30, 2013, there have been no significant changes in these trends. See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Key Trends, Developments and Challenges” in our Annual Report on Form 10-K for our fiscal year ended December 31, 2012 and Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Key Trends, Developments and Challenges” in our Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2013, which are incorporated herein by reference.

Results of Operations

The following table sets forth income statement data as a percentage of net revenue for each of the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Net revenue	100.0%	100.0%	100.0%	100.0%
Operating expenses
Instructional costs and services	42.5	42.9	42.8	43.7
Admissions advisory and related	16.1	16.7	16.3	16.9
Advertising	10.2	9.7	10.5	10.3
Marketing and promotional	0.9	0.9	0.9	0.8
General and administrative	5.9	6.4	6.0	6.4

Total operating expenses	75.5	76.6	76.5	78.2

Operating income	24.5	23.4	23.5	21.8
Interest expense	(0.3)	(0.1)	(0.4)	(0.1)
Interest income and other income	1.0	0.0	0.8	0.0

Income before income taxes	25.1	23.3	24.0	21.7
Income tax expense	10.3	9.4	9.6	8.6

Net income	14.8	13.8	14.4	13.1

Three Months Ended September 30, 2013 Compared to Three Months Ended September 30, 2012

Net revenue. Our net revenue for the three months ended September 30, 2013 was $152.4 million, an increase of $18.8 million, or 14.1%, as compared to net revenue of $133.6 million for the three months ended September 30, 2012. This increase was primarily due to an increase in ground and online enrollment and, to a lesser extent, an increase in room and board and other student fees, partially offset by an increase in institutional scholarships. End-of-period enrollment increased 14.7% between September 30, 2013 and September 30, 2012, as ground enrollment increased 39.5%, and online enrollment increased 10.6% over the prior year. The majority of the ground enrollment growth between years occurred at our ground traditional campus in Phoenix, Arizona in late August 2013. Thus, we only recognized approximately five weeks of revenue in the third quarter of 2013, with respect to these ground traditional students. We attribute the significant growth in our ground enrollment between years to our increasing brand recognition and the value proposition that our ground traditional campus affords to traditional-aged students and their parents. After scholarships, our ground traditional students pay an amount for tuition, room, board, and fees often half to a third of what it costs to attend a private, traditional university in another state and an amount comparable to what it costs to attend the public universities in the state of Arizona as an in-state student. We are anticipating increased pressure on new and continuing online enrollments due primarily to increased competition for students from traditional colleges and universities as such institutions, including those with well-established reputations for excellence, increasingly seek to provide alternative learning modalities.

Instructional costs and services expenses. Our instructional costs and services expenses for the three months ended September 30, 2013 were $64.7 million, an increase of $7.3 million, or 12.8%, as compared to instructional costs and services expenses of $57.4 million for the three months ended September 30, 2012. This increase was primarily due to increases in employee compensation and related expenses including share based compensation, faculty compensation, depreciation and amortization and occupancy expense, and other instructional compensation and related expenses, of $2.3 million, $1.9 million, $1.5 million, and $1.6 million, respectively. The increase in employee compensation and related expenses and faculty compensation are primarily due to the increase in the number of staff to support the increasing number of students attending the University. In addition, we continue to increase our online full-time faculty and have incurred an increase in benefit costs between years. The increase in depreciation and amortization and occupancy costs is the result of us placing into service two additional dormitories, an Arts and Sciences classroom building, and a parking garage for our ground traditional campus in the Fall of 2012 and two additional dormitories and a new administrative building in the Fall of 2013. Our instructional costs and services expenses as a percentage of net revenues decreased by 0.4% to 42.5% for the three months ended September 30, 2013, as compared to 42.9% for the three months ended September 30, 2012 primarily due to bad debt expense decreasing to 3.5% for the three months ended September 30, 2013 as compared to 4.2% in the three months ended September 30, 2012.

Admissions advisory and related expenses. Our admissions advisory and related expenses for the three months ended September 30, 2013 were $24.6 million, an increase of $2.3 million, or 10.0%, as compared to admissions advisory and related expenses of $22.3 million for the three months ended September 30, 2012. This increase is primarily the result of increases in employee compensation and revenue share expense of $1.7 million and $0.3 million, respectively. The increase in employee compensation and related expenses is primarily due to increased headcount and an increase in benefit costs between years. Our admissions advisory and related expenses as a percentage of revenue decreased 0.6% to 16.1% for the three months ended September 30, 2013, from 16.7% for the three months ended September 30, 2012 primarily due to our ability to leverage our admissions advisory personnel across an increasing revenue base.

Advertising expenses. Our advertising expenses for the three months ended September 30, 2013 were $15.5 million, an increase of $2.6 million, or 20.1%, as compared to advertising expenses of $12.9 million for the three months ended September 30, 2012. This increase is primarily the result of increased branding advertising focused on the southwestern United States region. Our advertising expenses as a percentage of net revenue increased by 0.5% to 10.2% for the three months ended September 30, 2013, from 9.7% for the three months ended September 30, 2012.

Marketing and promotional expenses. Our marketing and promotional expenses for the three months ended September 30, 2013 were $1.3 million, an increase of $0.1 million, or 8.4%, as compared to marketing and promotional expenses of $1.2 million for the three months ended September 30, 2012. This increase is primarily the result of increases in employee compensation and related expenses of $0.1 million. Our marketing and promotional expenses as a percentage of net revenue remained flat at 0.9% for the three months ended September 30, 2013 and 2012.

General and administrative expenses. Our general and administrative expenses for the three months ended September 30, 2013 were $9.0 million, an increase of $0.4 million, or 5.5%, as compared to general and administrative expenses of $8.6 million for the three months ended September 30, 2012. This increase was primarily due to increases in employee compensation and related expenses including share based compensation of $0.6 million due primarily to increased headcount to support our increasing number of students and an increase in benefit costs. Our general and administrative expenses as a percentage of net revenue decreased by 0.5% to 5.9% for the three months ended September 30, 2013, from 6.4% for the three months ended September 30, 2012. Our costs as a percentage of revenue declined due to our ability to leverage the fixed costs structure of our general and administrative expenses across an increasing revenue base.

Interest expense. Interest expense for the three months ended September 30, 2013 were $0.5 million, an increase of $0.3 million, as compared to interest expense of $0.2 million for the three months ended September 30, 2013. This increase was primarily due to the expansion of our credit facility in December 2012. Our interest expense increased as a percentage of net revenue by 0.2% to 0.3% for the three months ended September 30, 2013, from 0.1% for the three months ended September 30, 2012.

Interest and other income. Interest and other income for the three months ended September 30, 2013 were $1.5 million, an increase of $1.5 million, as compared to interest income of nil in the three months ended September 30, 2012. The increase was primarily due to late penalty and default interest earned on a settlement of a note receivable purchased in 2012.

Income tax expense. Income tax expense for the three months ended September 30, 2013 was $15.7 million, an increase of $3.1 million, or 24.8%, as compared to income tax expense of $12.6 million for the three months ended September 30, 2012. Our effective tax rate was 41.1% during the third quarter of 2013 compared to 40.5% during the third quarter of 2012. Our effective tax rate in the third quarter of 2013 was higher than anticipated due primarily to certain non-recurring tax items.

Net income. Our net income for the three months ended September 30, 2013 was $22.5 million, an increase of $4.0 million, as compared to $18.5 million for the three months ended September 30, 2012, due to the factors discussed above.

Nine Months Ended September 30, 2013 Compared to Nine Months Ended September 30, 2012

Net revenue. Our net revenue for the nine months ended September 30, 2013 was $435.9 million, an increase of $65.9 million, or 17.8%, as compared to net revenue of $370.0 million for the nine months ended September 30, 2012. This increase was primarily due to an increase in ground and online enrollment and, to a lesser extent, increases in the average tuition per student as a result of improved retention, selective tuition price increases during 2012 and an increase in room and board and other student fees, partially offset by an increase in institutional scholarships. End-of-period enrollment increased 14.7% between September 30, 2013 and September 30, 2012, as ground enrollment increased 39.5%, and online enrollment increased 10.6% over the prior year. We attribute the significant growth in our ground enrollment between years to our increasing brand recognition and the value proposition that our ground traditional campus affords to traditional-aged students and their parents. After scholarships, our ground traditional students pay an amount for tuition, room, board, and fees often half to a third of what it costs to attend a private, traditional university in another state and an amount comparable to what it costs to attend the public universities in the state of Arizona as an in-state student. We are anticipating increased pressure on new and continuing online enrollments due primarily to increased competition for students from traditional colleges and universities as such institutions, including those with well-established reputations for excellence, increasingly seek to provide alternative learning modalities.

Instructional costs and services expenses. Our instructional costs and services expenses for the nine months ended September 30, 2013 were $186.4 million, an increase of $24.8 million, or 15.4%, as compared to instructional costs and services expenses of $161.6 million for the nine months ended September 30, 2012. This increase was primarily due to increases in employee compensation and related expenses including share based compensation, faculty compensation, depreciation and amortization and occupancy expense, instructional supplies, bad debt expense and other instructional compensation and related expenses, of $8.5 million, $5.9 million, $3.9 million, $2.6 million, $1.4 million and $2.5 million, respectively. The increase in employee compensation and related expenses and faculty compensation are primarily due to the increase in the number of staff to support the increasing number of students attending the University. In addition, we continue to grow our online full-time faculty and we have incurred an increase in medical and other benefit costs between years. The increase in depreciation and amortization and occupancy expense is the result of us placing into service two additional dormitories, an Arts and Sciences classroom building, and a parking garage for our ground traditional campus in the Fall of 2012 and two additional dormitories and a new administrative building in the Fall of 2013. The increase in instructional supplies is primarily due to increased licensing fees related to educational resources, increased food costs due to increased food revenues and miscellaneous costs associated with curriculum and the continued development of new and enhanced innovative educational tools and new educational programs. Our instructional costs and services expenses as a percentage of net revenues decreased by 0.9% to 42.8% for the nine months ended September 30, 2013, as compared to 43.7% for the nine months ended September 30, 2012 primarily due to our ability to leverage our employees and the fixed costs structure of our campus-based facilities and faculty across an increasing revenue base. Bad debt expense decreased over prior year at 3.4% for the nine months ended September 30, 2013 as compared to 3.6% for the nine months ended September 30, 2012.

Admissions advisory and related expenses. Our admissions advisory and related expenses for the nine months ended September 30, 2013 were $70.9 million, an increase of $8.2 million, or 13.1%, as compared to admissions advisory and related expenses of $62.7 million for the nine months ended September 30, 2012. This increase is primarily the result of increases in employee compensation and revenue share expense of $6.2 million and $1.0 million, respectively. The increase in employee compensation and related expenses is primarily due to increased headcount and an increase in medical and other benefit costs between years. Our admissions advisory and related expenses as a percentage of revenue decreased 0.6% to 16.3% for the nine months ended September 30, 2013, from 16.9% for the nine months ended September 30, 2012 primarily due to our ability to leverage our admissions and advisory personnel across an increasing revenue base.

Advertising expenses. Our advertising expenses for the nine months ended September 30, 2013 were $45.9 million, an increase of $7.9 million, or 20.9%, as compared to advertising expenses of $38.0 million for the nine months ended September 30, 2012. This increase is primarily the result of increased branding advertising focused on the southwestern United States region. Our advertising expenses as a percentage of net revenue increased by 0.2% to 10.5% for the nine months ended September 30, 2013, from 10.3% for the nine months ended September 30, 2012.

Marketing and promotional expenses. Our marketing and promotional expenses for the nine months ended September 30, 2013 were $4.1 million, an increase of $1.1 million, or 35.1%, as compared to marketing and promotional expenses of $3.0 million for the nine months ended September 30, 2012. This increase is primarily the result of increases in employee compensation and other promotional activities of $0.8 million and $0.3 million, respectively. Our marketing and promotional expenses as a percentage of net revenue increased by 0.1% to 0.9% for the nine months ended September 30, 2013, from 0.8% for the nine months ended September 30, 2012.

General and administrative expenses. Our general and administrative expenses for the nine months ended September 30, 2013 were $26.1 million, an increase of $2.3 million, or 9.5%, as compared to general and administrative expenses of $23.8 million for the nine months ended September 30, 2012. This increase was primarily due to increases in employee compensation and related expenses including share based compensation of $2.1 million due primarily to increased headcount to support our increasing number of students and increased medical and other benefit costs. Our general and administrative expenses as a percentage of net revenue decreased by 0.4% to 6.0% for the nine months ended September 30, 2013, from 6.4% for the nine months ended September 30, 2012. Our costs as a percentage of revenue declined due to our ability to leverage the fixed costs structure of our general and administrative expenses across an increasing revenue base.

Interest expense. Interest expense for the nine months ended September 30, 2013 was $1.6 million, an increase of $1.2 million, as compared to interest expense of $0.4 million for the nine months ended September 30, 2013. This increase was primarily due to the expansion of our credit facility in December 2012. Our interest expense increased as a percentage of net revenue by 0.3% to 0.4% for the nine months ended September 30, 2013, from 0.1% for the nine months ended September 30, 2012.

Interest and other income. Interest and other income for the nine months ended September 30, 2013 were $3.8 million, an increase of $3.7 million, as compared to interest income of $0.1 in the nine months ended September 30, 2012. The increase was primarily due to the proceeds received from settlement of a note receivable in 2013, which resulted in a $3.6 million gain for the nine months ended September 30, 2013.

Income tax expense. Income tax expense for the nine months ended September 30, 2013 was $42.0 million, an increase of $10.1 million, or 31.6%, as compared to income tax expense of $31.9 million for the nine months ended September 30, 2012. Our effective tax rate was 40.2% during the nine months ended September 30, 2013 compared to 39.6% during the nine months ended September 30, 2012. The effective tax rates in both periods were lower than expected due to certain non-recurring tax items.

Net income. Our net income for the nine months ended September 30, 2013 was $62.6 million, an increase of $14.1 million, as compared to $48.5 million for the nine months ended September 30, 2012, due to the factors discussed above.

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

Liquidity and Capital Resources

Liquidity. We financed our operating activities and capital expenditures during the nine months ended September 30, 2013 and 2012 primarily through cash provided by operating activities. Our unrestricted cash and cash equivalents and investments were $170.3 million and $105.1 million at September 30, 2013 and December 31, 2012, respectively. Our restricted cash and cash equivalents at September 30, 2013 and December 31, 2012 were $49.8 million and $56.2 million, respectively.

Based on our current level of operations and anticipated growth, we believe that our cash flow from operations and other sources of liquidity, including cash and cash equivalents and our revolving line of credit, will provide adequate funds for ongoing operations, planned capital expenditures, and working capital requirements for at least the next 24 months. No amounts are borrowed on the $50.0 million revolving line of credit as of September 30, 2013.

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

Between the approval of the initial share repurchase plan, which was authorized in August 2010, and September 30, 2013, the University has purchased 2,742,877 shares of common shock shares at an aggregate cost of $47.2 million which includes 333,087 shares of common stock during the nine months ended September 30, 2013 at an aggregate cost of $8.0 million. At September 30, 2013, there remains $27.8 million available under our share repurchase authorization.

Cash Flows

Operating Activities. Net cash provided by operating activities for the nine months ended September 30, 2013 was $101.8 million as compared to $124.7 million for the nine months ended September 30, 2012. The decrease in cash generated from operating activities between the nine months ended September 30, 2012 and the nine months ended September 30, 2013 is primarily due to the timing of income tax and employee related payments and student deposits.

Investing Activities. Net cash used in investing activities was $104.5 million and $74.3 million for the nine months ended September 30, 2013 and 2012, respectively. Our cash used in investing activities during 2013 was primarily related to the purchase of short-term investments and property and equipment, partially offset by proceeds received from the settlement of a note receivable. Purchases of short-term investments net of proceeds of these investments was $63.5 million during the nine months ended September 30, 2013. Capital expenditures were $59.2 million and $73.6 million for the nine months ended September 30, 2013 and 2012, respectively. In 2013, capital expenditures primarily consisted of ground campus building projects such as the construction costs for two additional dormitories and an expansion of our food services and library to support our traditional student enrollment as well as purchases of computer equipment, other internal use software projects and furniture and equipment to support our increasing employee headcount. In 2012, capital expenditures primarily consisted of the construction costs associated with two additional dormitories, an Arts and Science classroom building, a remodel of our student union and a parking garage to support our increasing traditional student enrollment as well as purchases of computer equipment, other internal use software projects and furniture and equipment to support our increasing employee headcount. In addition, during the first nine months of 2013 we spent $11.2 million to purchase and refurbish a building that is located less than two miles from our Phoenix, Arizona campus. The University had entered into a preliminary agreement to sell this property upon its completion but that agreement was not finalized.

Financing Activities. Net cash provided by financing activities was $4.5 million for the nine months ended September 30, 2013 and net cash used in financing activities was $2.0 million for the nine months ended September 30, 2012. During the first nine months of 2013 proceeds from the exercise of stock options of $14.8 million and excess tax benefits from share-based compensation of $3.7 million were partially offset by $9.0 million used to purchase treasury stock in accordance with the University’s share repurchase program and principal payments on notes payable and capital leases totaled $5.0 million. During the first nine months of 2012 proceeds from the exercise of stock options of $4.3 million were partially offset by $4.9 million used to purchase treasury stock in accordance with the University’s share repurchase program and principal payments on notes payable and capital lease obligations totaled $1.8 million.

Contractual Obligations

The following table sets forth, as of September 30, 2013, the aggregate amounts of our significant contractual obligations and commitments with definitive payment terms due in each of the periods presented (in millions):

		Payments Due by Period
	Total	Less than 1 Year (1)	2-3 Years	4-5 Years	More than 5 Years
Long term notes payable	$94.7	$1.6	$13.2	$13.3	$66.6
Capital lease obligations	0.6	0.0	0.2	0.4	0.0
Purchase obligations(2)	21.5	12.8	7.0	1.6	0.1
Operating lease obligations	36.8	1.9	13.3	10.5	11.1

Total contractual obligations	$153.6	$16.3	$33.7	$25.8	$77.8

(1)	Less than one year represents expected expenditures from October 1, 2013 through December 31, 2013.
(2)	The purchase obligation amounts include expected spending by period under contracts that were in effect at September 30, 2013.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have had or are reasonably likely to have a material current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Impact of inflation. We believe that inflation has not had a material impact on our results of operations for the three months ended September 30, 2013 or 2012. There can be no assurance that future inflation will not have an adverse impact on our operating results and financial condition.

Market risk. On June 30, 2009 and February 27, 2013, respectively, we entered into an interest rate swap and an interest rate corridor to manage our 30 Day LIBOR interest exposure from the variable rate debt, which debt matures in December 2019. The corridor instrument, which hedges variable interest rate risk starting March 1, 2013 through December 20, 2019 with a notional amount of $85.9 million as of September 30, 2013, permits us to hedge our interest rate risk at several thresholds. Under this arrangement, in addition to the credit spread we will pay variable interest rates based on the 30 Day LIBOR rates monthly until that index reaches 1.5%. If 30 Day LIBOR is equal to 1.5% through 3.0%, we will continue to pay 1.5%. If 30 Day LIBOR exceeds 3.0%, we will pay actual 30 Day LIBOR less 1.5%. The interest rate swap commenced on May 1, 2010, continues each month thereafter until April 30, 2014, and has a notional amount of $9.1 million as of September 30, 2013. Under this arrangement, we will receive 30 Day LIBOR and pay 3.245% fixed rate on the amortizing notional amount plus the credit spread.

Except with respect to the foregoing, we have no derivative financial instruments or derivative commodity instruments. We invest cash in excess of current operating requirements in short-term certificates of deposit and money market instruments in multiple financial institutions.

Interest rate risk. We manage interest rate risk by investing excess funds in cash equivalents and A rated marketable securities bearing variable interest rates, which are tied to various market indices. Our future investment income may fall short of expectations due to changes in interest rates or we may suffer losses in principal if we are forced to sell securities that have declined in market value due to changes in interest rates. At September 30, 2013, a 10% increase or decrease in interest rates would not have a material impact on our future earnings, fair values, or cash flows. For information regarding our variable rate debt, see “Market risk” above.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective, as of September 30, 2013, in ensuring that material information relating to us required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in reports it files or submits under the Exchange Act is accumulated and communicated to management, including its principal executive officer or officers and principal financial officer or officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sales of Unregistered Securities

None.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

On April 25, 2013, our Board of Directors authorized the University to repurchase up to an additional $25.0 million ($75.0 million total) of common stock, from time to time, depending on market conditions and other considerations. The Board of Directors also extended the expiration date on the repurchase authorization to September 30, 2014. Repurchases occur at the University’s discretion. Repurchases may be made in the open market or in privately negotiated transactions, pursuant to the applicable Securities and Exchange Commission rules. The amount and timing of future share repurchases, if any, will be made as market and business conditions warrant. During the three months ended September 30, 2013, we repurchased 15,400 shares of our common stock at an aggregate cost of $0.5 million. At September 30, 2013, there remains $27.8 million available under our share repurchase authorization, which totaled $75.0 million at September 30, 2013.

The following table sets forth our share repurchases of common stock during each period in the third quarter of fiscal 2013:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Dollar Value of Shares That May Yet Be Purchased Under the Program
July 1, 2013 – July 31, 2013	15,000	$33.69	15,000	$27,840,000
August 1, 2013 – August 31, 2013	400	$32.74	400	$27,827,000
September 1, 2013 – September 30, 2013	—	—	—	$27,827,000
Total	15,400	$33.67	15,400	$27,827,000

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

GRAND CANYON EDUCATION, INC.

Date: October 29, 2013	By:	/s/ Daniel E. Bachus
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