Form 10-K
period 2013-12-31
Grand Canyon Education, Inc.
filed 2014-02-20
CIK 1434588

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2013

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act).    Yes  ☐    No  ☒

The total number of shares of common stock outstanding as of February 13, 2014 was 46,049,380.

As of June 28, 2013, the last business day of the registrant’s most recently completed second fiscal quarter, the registrant’s common stock was listed on the NASDAQ Global Market. As of June 28, 2013, the aggregate market value of the registrant’s common stock held by non-affiliates was approximately $1.5 billion.

DOCUMENTS INCORPORATED BY REFERENCE

Certain portions of the registrant’s Definitive Proxy Statement for its 2014 Annual Meeting of Stockholders (which is expected to be filed with the Commission within 120 days after the end of the registrant’s 2013 fiscal year) are incorporated by reference into Part III of this Report.

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

Forward-looking statements should not be read as a guarantee of future performance or results, and will not necessarily be accurate indications of the times at, or by, which such performance or results will be achieved. Forward-looking statements are based on information available at the time those statements are made or management’s good faith belief as of that time with respect to future events, and are subject to risks and uncertainties that could cause actual performance or results to differ materially from those expressed in or suggested by the forward-looking statements. Important factors that could cause such differences include, but are not limited to:

•	our failure to comply with the extensive regulatory framework applicable to our industry, including Title IV of the Higher Education Act and the regulations thereunder, state laws and regulatory requirements, and accrediting commission requirements;

•	the ability of our students to obtain federal Title IV funds, state financial aid, and private financing;

•	potential damage to our reputation or other adverse effects as a result of negative publicity in the media, in the industry or in connection with governmental reports or investigations or otherwise, affecting us or other companies in the for-profit postsecondary education sector;

•	risks associated with changes in applicable federal and state laws and regulations and accrediting commission standards, including pending rulemaking by the Department of Education;

•	our ability to properly manage risks and challenges associated with potential acquisitions of, or investments in, new businesses, acquisitions of new properties, or the expansion of our campus to new locations;

•	our ability to hire and train new, and develop and train existing employees and faculty;

•	the pace of growth of our enrollment;

•	our ability to convert prospective students to enrolled students and to retain active students;

•	our success in updating and expanding the content of existing programs and developing new programs in a cost-effective manner or on a timely basis;

•	industry competition, including competition for qualified executives and other personnel;

•	risks associated with the competitive environment for marketing our programs;

•	failure on our part to keep up with advances in technology that could enhance the online experience for our students;

•	the extent to which obligations under our loan agreement, including the need to comply with restrictive and financial covenants and to pay principal and interest payments, limits our ability to conduct our operations or seek new business opportunities;

•	our ability to manage future growth effectively;

•	general adverse economic conditions or other developments that affect the job prospects of our students; and

•	other factors discussed under the headings “Risk Factors,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” “Business,” and “Regulation.”

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

Overview

We are a regionally accredited provider of postsecondary education services focused on offering graduate and undergraduate degree programs in our core disciplines of education, healthcare, business, and liberal arts. We offer programs online, on ground at our approximately 133 acre traditional campus in Phoenix, Arizona, and onsite at facilities we lease and at facilities owned by third party employers. We are committed to providing an academically rigorous educational experience with a focus on professionally relevant programs that meet the objectives of our students. We utilize an integrated, innovative approach to marketing, recruiting, and retaining both traditional aged students attending on our campus in Phoenix, Arizona and working adult students attending on our campus or at off-site locations in cohorts (referred to by us as professional studies students) or online, which has enabled us to increase enrollment to approximately 59,700 students at December 31, 2013. At December 31, 2013, 83.1% of our students were enrolled in our online programs, and, of our working adult students (online and professional studies students), 43.5% were pursuing masters or doctoral degrees.

We define working adults as students age 25 or older who are pursuing a degree while employed. As of December 31, 2013, approximately 87.8% of our online and professional studies students were age 25 or older. We believe that working adults are attracted to the convenience and flexibility of our online programs because they can study and interact with faculty and classmates during times that suit their schedules. We also believe that working adults, particularly those who have some college experience, represent an attractive student population because they are better able to finance their education, more readily recognize the benefits of a postsecondary degree, and have higher persistence and completion rates than students generally.

In 2013, we continued to increase the number of students in attendance at our expanding traditional ground campus. We believe our strong campus presence in Arizona is a key branding tool that is attractive to many students. We are able to provide traditional ground students an opportunity to earn an education at a private, Christian-oriented university at rates equivalent to those of a state funded university. We plan to increase enrollment growth for our traditional campus over the next few years, and seek to have 15,000 traditional ground students in attendance at the beginning of our 2016-2017 academic year. In November 2012, we accepted an invitation to become a member of the Division I Western Athletic Conference beginning with the 2013-2014 academic year, and in 2013 we began the four-year process to reclassify our NCAA membership from Division II to Division I. During the reclassification process we are considered a Division I university and are playing full conference schedules but are ineligible to compete for national championships which, for example, precludes us from playing in the end-of-year NCAA basketball tournament during that period of time.

We have experienced significant growth in enrollment, net revenue, and operating income over the last several years. Our enrollment at December 31, 2013 was approximately 59,700, representing an increase of approximately 14.1% over our enrollment at December 31, 2012. Our net revenue and operating income for the year ended December 31, 2013 were $598.3 million and $143.3 million, respectively, representing increases of 17.0% and 25.6%, respectively, over the year ended December 31, 2012. Our net revenue and operating income for the year ended December 31, 2012 were $511.3 million and $114.1 million, respectively, representing increases of 19.8% and 38.8%, respectively, over the year ended December 31, 2011. We seek to achieve continued growth in a manner that reinforces our reputation for providing academically rigorous, professionally relevant educational programs that advance the educations and careers of our students.

We have been regionally accredited by the Higher Learning Commission of the North Central Association of Colleges and Schools and its predecessor since 1968, and we were reaccredited in 2007 for the maximum term of ten years. We are regulated by the Department of Education as a result of our participation in the federal student financial aid programs authorized by Title IV of the Higher Education Act (hereafter, Title IV), and, at the state level, we are licensed to operate and offer our programs by the Arizona State Board for Private Postsecondary Education, the Arizona Department of Education for Institutional Recommendation Programs and the Arizona Board of Nursing. In addition, we have specialized accreditations for certain programs from the Accreditation Council for Business Schools and Programs, the Commission on Collegiate Nursing Education, and the Commission on Accreditation of Athletic Training Education. In addition, we are a candidate for accreditation by the National Council for Accreditation of Teacher Education (NCATE). We believe that our institution-wide state authorization and regional accreditation, together with these specialized accreditations, reflect the quality of our programs, enhance their marketability, and improve the employability of our graduates.

History

Grand Canyon College was founded in Prescott, Arizona in 1949 as a traditional, private, non-profit college and moved to its existing campus in Phoenix, Arizona in 1951. Established as a Baptist-affiliated institution with a strong emphasis on religious studies, the school initially focused on offering bachelor’s degree programs in education. Over the years, the school expanded its curricula to include programs in the sciences, nursing, business, music, and arts. The college obtained regional accreditation in 1968 from the Commission on Institutions of Higher Education, North Central Association of Colleges and Schools, the predecessor to the Higher Learning Commission, and began offering nursing programs and master’s degree programs in education and business in the 1980s. In 1989, it achieved university status and became Grand Canyon University. The university introduced its first distance learning programs in 1997, and launched its first online programs in 2003 in business and education. In early 2000, it discontinued its Baptist affiliation and became an interdenominational Christian university.

In late 2003, the school’s Board of Trustees initiated a process to evaluate alternatives as a result of the school’s poor financial condition and, in February 2004, a group of investors acquired the assets of the school and converted the school into a for-profit institution.

Our Approach to Academic Quality

Some of the key elements that we focus on to promote a high level of academic quality include:

•	Academically rigorous, professionally relevant curricula. We create academically rigorous curricula that are designed to enable all students to gain the foundational knowledge, professional competencies, and demonstrable skills required to be successful in their chosen fields. Our curriculum is designed and delivered by faculty and industry-specific subject-matter experts that are committed to high quality, rigorous education and professional preparedness. We design our curricula to address specific objectives that pre-career and working-adult students need and are seeking. Through this combination, we believe that we produce graduates that can compete with integrity and become leaders in their chosen fields.

•	Qualified faculty. We demonstrate our commitment to high quality education by hiring qualified faculty with relevant practical experience. Substantially all of our current faculty members hold at least a master’s degree in their respective fields and approximately 36% of our faculty members are doctorate prepared. Faculty members are able to integrate pertinent and useful experiences from their professional careers into the courses they teach. We invest in the professional development of our faculty members by providing online and ground pedagogical training along with hosting events that encourage the development and sharing of best practices. Additionally, we also monitor and evaluate teaching effectiveness through assessment, peer reviews, and student evaluations.

•	Centralized program design and curriculum development. We employ a college driven highly collaboratively designed curriculum development process to ensure a consistent learning experience. We thereafter continuously review our programs in an effort to ensure that they remain consistent, up-to-date, relevant, and effective in producing the desired learning outcomes. We also regularly review programmatic assessment results, mission based competency results, graduation rates, retention rates and constituency surveys to identify opportunities for course modifications and upgrades.

•	Effective student services. We establish teams comprised of admissions and student services advisor personnel that act as the primary support contact point for each of our students, beginning at the application stage and continuing through graduation. We also continually focus on improving the technology used to support student learning, including delivering a new online learning platform and further improving student services through the implementation of online interfaces. As a result, many of our support services, including academic, administrative, library, and career services, are accessible online, generally allowing users to access these services at a time and in a manner that is convenient to them.

•	Continual academic oversight. We have centralized the support functions of assessment for all of our programs through our Office of Assessment. While the Colleges continuously evaluate the desired learning outcomes for each of our programs, the Office of Assessment provides data collection and analysis support. We continuously assess outcomes data to determine whether our students graduate with the knowledge, competencies, and skills that are necessary to succeed in the workplace. The Office of Assessment also initiates and manages periodic examinations of the mission-based competencies in our curricula by full-time and adjunct reviewers to evaluate and verify mission-based competency attainment. Based on these processes and student feedback from both programmatic and mission-based assessment, we determine whether to modify or discontinue programs that do not meet our standards or market needs, or to create new programs.

We also offer the following features in an effort to enrich the academic experience of current and prospective students:

•	Flexibility in program delivery. We seek to meet market demands by providing students with the flexibility to take courses exclusively online or to combine online coursework with various campus and onsite options. For example, based on market demand, particularly in connection with our nursing programs, we have established satellite locations at multiple hospitals that allow nursing students to take clinical courses onsite while completing other course work online. We have established similar onsite arrangements with other major employers, including schools and school districts through which students can pursue student teaching opportunities. This flexibility raises our profile among employers, encourages students to take and complete courses, and eliminates inconveniences that tend to lessen student persistence.

•	Small class size. At December 31, 2013, 96.7% of our online and professional studies classes had 25 or fewer students. Our average class size on our ground traditional campus is 27 students. These class sizes provide each student with the opportunity to interact directly with course faculty and to receive individualized feedback and attention while also affording our faculty with the opportunity to engage proactively with a manageable number of students. We believe this interaction enhances the academic quality of our programs by promoting opportunities for students to participate actively and thus build the requisite knowledge, competencies, and skills.

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

College	Specialized Accreditations and Program Approvals	Current Period
College of Nursing and Health Care Professions	• The Commission on Collegiate Nursing Education accredits our Bachelor of Science in Nursing and Master of Science in Nursing degree programs.	2006 – 2016 (B.S.) 2011 – 2021 (M.S.)

	• The Arizona State Board of Nursing approves our Bachelor of Science in Nursing and Master of Science in Nursing degree programs.	2006 – 2016 (B.S.) 2011 – 2021 (M.S.)

	• The Commission on Accreditation of Athletic Training Education accredits our Athletic Training Program.	2008 – 2018

College of Education

•       The Arizona State Board of Education approves our College of Education to offer Institutional Recommendations for the certification of elementary, secondary, and special education teachers (B.S./M.Ed.) and school principals (M.Ed.).

2010 – 2014 (teacher) 2010 – 2014 (principal)

•       Our College of Education is a candidate for accreditation by the National Council for Accreditation of Teacher Education (NCATE), www.ncate.org. Candidacy status means that the College of Education has met preconditions for accreditation but is not accredited. NCATE has merged with another accrediting body and is now the Council for the Accreditation of Educator Preparation (CAEP), www.caepnet.org. We have maintained our NCATE candidacy status and are proceeding through the CAEP accreditation process. This candidacy covers our initial teacher preparation programs and advanced educator preparation programs.

2011 – 2016

Ken Blanchard College of Business

•       The Accreditation Council for Business Schools and Programs accredits our Executive Master of Business Administration degree program, Master of Business Administration degree program, and our Bachelor of Science degree programs in Accounting, Business Administration, Marketing, Finance and Economics, Entrepreneurial Studies, and Sports Management.

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

Curricula

We offer the degrees of Doctor of Education, Doctor of Business Administration, Doctor of Philosophy, Master of Arts, Master of Education, Master of Business Administration and Executive Master of Business Administration, Master of Public Administration, Master of Public Health, Master of Science, Bachelor of Arts, and Bachelor of Science and a variety of programs leading to each of these degrees. Many of our degree programs also offer a selection of emphases. We also offer certificate programs, which consist of a series of courses focused on a particular area of study, for students who seek to enhance their skills and knowledge or achieve additional licensure.

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

Under the overall leadership of our senior academic affairs personnel and the deans of the individual colleges, each of the colleges organizes its academic programs through various departments and schools. At December 31, 2013, we offered 121 academic degree program and emphasis combinations, as follows:

Degree Program	Emphasis	Degree Program	Emphasis
College of Arts and Sciences		College of Education
Master of Science

• Addiction Counseling

• Criminal Justice — Law Enforcement

• Criminal Justice — Legal Studies

• Professional Counseling

• Psychology — General Psychology

• Psychology — Industrial and Organizational Psychology

Master of Arts Master of Education

• Teaching — Professional Learning Communities (AP/CPE)

• Teaching —Teacher Leadership (AP/CPE)

• Curriculum and Instruction: Reading — Elementary (AP/CPE)

• Curriculum and Instruction: Reading — Secondary (AP/CPE)

Bachelor of Arts	• Communications • English Literature • History

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

Bachelor of Science

• Counseling Addiction, Chemical Dependency, and Substance Abuse

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

College of Doctoral Studies

Doctor of Education

• Organizational Leadership — Behavioral Health

• Organizational Leadership — Christian Ministry

• Organizational Leadership — Effective Schools

• Organizational Leadership — Health Care Administration

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

• Secondary Education — Chemistry*

• Secondary Education — English

• Secondary Education — Math

• Secondary Education — Physical Education*

• Secondary Education — Social Studies

Doctor of Business Administration	• Management
Doctor of Philosophy

• General Psychology — Cognition and Instruction

• General Psychology — Industrial and Organizational Psychology

• General Psychology — Integrating Technology, Learning, and Psychology

• General Psychology — Performance Psychology

Degree Program	Emphasis	Degree Program	Emphasis
College of Fine Arts and Production		College of Theology
Bachelor of Arts

• Dance Education*

• Digital Design — Animation*

• Digital Design — Web Design*

• Digital Film — Production

• Digital Film — Screenwriting

• Music Education*

• Music Education — Instrumental*

• Music — Piano*

• Music — Voice*

• Theatre and Drama*

• Theatre Education*

		Master of Arts	• Christian Studies — Christian Leadership • Christian Studies — Pastoral Ministry • Christian Studies — Urban Ministry • Christian Studies — Youth Ministry
		Bachelor of Arts	• Christian Studies • Christian Studies – Biblical Studies • Christian Studies – Youth Ministry
Ken Blanchard College of Business
Ken Blanchard Executive MBA

College of Nursing and Health Care Professions		Master of	• Accounting
Master of Science	• Health Care Administration • Health Care Informatics • Nursing — Acute Care Nurse Practitioner • Nursing — Clinical Nurse Specialist*	Business Administration	• Finance • Health Systems Management • Leadership • Marketing • Strategic Human Resources Management
• Nursing — Family Nurse Practitioner* • Nursing — Health Care Informatics • Nursing — Nursing Leadership in Health Care Systems • Nursing — Nursing Education • Nursing — Public Health
		Master of Public Administration	• Government and Policy • Health Care Management
		Master of Science	• Accounting • Leadership • Leadership — Disaster Preparedness & Executive Fire Leadership

Master of Public Health Bachelor of Science	• Athletic Training* • Health Care Administration • Health Science: Professional Development and Advanced Patient Care • Nursing	Bachelor of Science

• Accounting

• Applied Management

• Business Administration

• Business Administration – Business Intelligence

• Business Management

• Entrepreneurial Studies

• Finance and Economics

• Marketing

• Public Safety and Emergency Management

• Public Safety Administration

• Sports Management

*	Indicates program is offered on ground only

We have established relationships with community colleges, health-care systems, school districts, and other employers through which we offer programs onsite to provide flexibility and convenience to students and their employers. For example, for our nursing programs, we offer clinical courses onsite at hospitals and other health-care centers with which we have partnerships, and also arrange to allow these students to complete their clinical work onsite.

We currently offer our ground-based programs to traditional students through three 15-week semesters in a calendar year and to online students in five, seven or eight week courses throughout the calendar year. Traditional students generally enroll in three or four courses per semester while online students typically concentrate on one course at a time. We require our online students to be actively engaged in their online student classroom at least three or four times each week, depending on the content and degree level of the class, in order to maintain an active dialogue with their professors and classmates. Our online programs provide a digital record of student interactions for the course instructor to assess students’ levels of engagement and demonstration of required competencies.

New Program Development

We investigate market demand and review proposals developed by faculty, staff, students, alumni, or partners to aid us in the identification of potentially new degree programs or emphasis areas. We then perform an analysis of the consistency of the proposed program or emphasis with our mission, long-term demand, and development costs. If, following this analysis, the University Development Committee decides to proceed with a new program, our college faculty and administrators approve subject-matter experts with whom our Curriculum Design and Development Team members, including instructional designers, curriculum developers, librarians, and editors, work to design the program competencies so that it is consistent with our academically rigorous, professionally oriented program standards. The program is then reviewed by the dean of the applicable college, the Program Standards and Evaluation Committee, the Academic Affairs Committee, and finally, our Provost and Chief Academic Officer. Upon accreditation and regulatory approval, the subject matter experts develop course syllabi, and our Marketing Department creates a marketing plan to publicize the new program. Our average program development process is six months from proposal to course introduction. The development process is typically longer if we are expanding into a new field or offering a new level of degree.

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

Faculty

Our faculty includes full-time faculty and adjunct faculty whom we employ to teach on a course-by-course basis for a specified fee. During our Fall 2013 semester, 56.0% of the seats on our ground traditional campus were taught by full-time faculty with the remaining seats taught by adjunct faculty. In the fourth quarter of 2012, 23.2% of our students in online classes were taught by full-time faculty. This increased to 31.0% in the fourth quarter of 2013. The remaining courses are primarily taught by adjunct faculty. Our current faculty members hold at least a master’s degree in their respective fields and approximately 36% of our teaching faculty hold doctorate degrees.

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

Administrative services. We provide students with the ability to access a variety of administrative services both telephonically and via the Internet. For example, students can apply for financial aid, pay their tuition, order their transcripts online, and apply for graduation. We believe this online accessibility provides the convenience and self-service capabilities that our students value. Our student services advisors provide personalized online and telephonic support to our students.

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

Recruitment. Once a prospective student has indicated an interest in enrolling in one of our programs, our lead management system identifies and directs an admissions advisor to initiate immediate communication. The admissions advisor serves as the primary, direct contact for the prospective student and the advisor’s goal is to help that individual gain sufficient knowledge and understanding of our programs so that he or she can assess whether there is a good match between our offerings and the prospective student’s goals. Upon the prospective student’s submission of an application, the admissions advisor, together with our student services personnel, works with the applicant to gain acceptance, arrange financial aid, if needed, register for courses, and prepare for matriculation.

Admissions. Admission to Grand Canyon University is available to qualified students who are at least 16 years of age. Undergraduate applicants may qualify in various ways, including by having a high school diploma, certain minimum grade point average levels, a composite score of 920 or above (1,600 point scale) or 1,380 or above (2,400 point scale) on the Scholastic Aptitude Test, a composite score of 19 or greater on the ACT test, or a passing cumulative score of 2,750 or greater on the General Education Development (GED) tests. Some of our programs require a higher grade point average and/or other criteria to qualify for admission. Applicants to our graduate programs must generally have an undergraduate degree from an accredited college, university, or program with a grade point average of 2.8 or greater, or a graduate degree from an accredited college, university, or program. In addition, some students who do not meet the qualifications for admission may be accepted with specification. A student being considered for such admission may be asked to submit additional information such as personal references and an essay addressing academic history. Students may also need to schedule an interview to help clarify academic goals and help us make an informed decision.

Retention. A key component in retaining our students is providing an outstanding learning experience. We feel that our team-based, proactive approach to recruitment and enhanced student services results in increased retention due to our systematic approach to contacting students at key milestones during their enrollment, providing encouragement and highlighting their achievements. Our student services advisors proactively assist each student with the student’s selection of an appropriate payment option, and monitor the student’s progress and account balance to ensure a smooth financial aid experience and to help ensure our students are well prepared for the financial obligations they incur. These advisors also assist students with their academic schedules and regularly monitor “triggering events,” such as the failure to participate in the classroom or failure to matriculate in a timely manner, which signal that a student may be at-risk for dropping out. Upon identifying an at-risk student, these advisors proactively interact with the student to resolve any issues and encourage the student to continue with his or her program. We have found that personally involving our employees in the student educational process, and proactively seeking to resolve issues before they become larger problems, can significantly increase retention rates among students. These frequent interactions between student services advisors and students are a key component to our retention strategy.

Enrollment

At December 31, 2013, we had 59,658 students enrolled in our courses, of which 49,580, or 83.1%, were enrolled in our online programs, and 10,078, or 16.9%, were enrolled in our ground programs. Of our students in online programs, which were geographically distributed throughout all 50 states of the United States, and Canada, and in professional studies programs, 87.8% were age 25 or older. Of our traditional on-campus students, 88.5% were under age 25 and, although we draw students from throughout the United States, a majority were from Arizona.

The following is a summary of our student enrollment at December 31, 2013 and December 31, 2012 by degree type and by instructional delivery method:

	December 31, 2013(1)		December 31, 2012(1)
	# of Students	% of Total	# of Students	% of Total
Graduate degree (2)	22,476	37.7%	19,395	37.1%
Undergraduate degree	37,182	62.3%	32,897	62.9%

Total	59,658	100.0%	52,292	100.0%

	December 31, 2013(1)		December 31, 2012(1)
	# of Students	% of Total	# of Students	% of Total
Online(3)	49,580	83.1%	44,690	85.5%
Ground (4)	10,078	16.9%	7,602	14.5%

Total	59,658	100.0%	52,292	100.0%

(1)	Enrollment at December 31, 2013 and 2012 represents individual students who attended a course during the last two months of the calendar quarter. Included in enrollment at December 31, 2013 and 2012 are students pursuing non-degree certificates of 487 and 440, respectively. The December 31, 2012 amount also included 229 high school dual credit students. We are no longer including these students in our enrollment.
(2)	Includes 4,285 and 3,065 students pursuing doctoral degrees at December 31, 2013 and 2012, respectively.
(3)	As of December 31, 2013 and 2012, 43.5% and 41.9%, respectively, of our working adult students (online and professional studies students) were pursuing graduate or doctoral degrees.
(4)	Includes our traditional on-campus students, as well as our professional studies students.

Tuition and Fees

For the 2012-13 and 2013-14 academic years (the academic year begins in May), our prices per credit hour range from $350 to $465 for undergraduate online and professional studies courses, $495 to $600 for graduate online courses, $630 for doctoral online programs, and $688 for undergraduate courses for ground students. For our active duty military and active reserve online and professional studies students, our prices per credit hour are $250 for undergraduate, $400 for graduate courses and $599 for doctoral courses. The overall price of each course varies based upon the number of credit hours per course (with most courses representing four credit hours), the degree level of the program, and the discipline. In addition, we charge a fixed $8,250 “block tuition” for undergraduate ground students taking between 12 and 18 credit hours per semester, with an additional $688 per credit hour for credits in excess of 18. A traditional undergraduate degree typically requires a minimum of 120 credit hours. The minimum number of credit hours required for a master’s degree and overall cost for such a degree varies by program, although such programs typically require approximately 36 credit hours. The doctoral program requires approximately 60 credit hours.

Based on current tuition rates, tuition for a full program would generally equate to between $17,340 and $24,480 for an online master’s program, between $42,000 and $55,800 for a full four-year online bachelor’s program, $37,800 and $39,700 for a full doctoral program, and approximately $66,000 for a full four-year bachelor’s program taken on our ground campus. The tuition amounts referred to above assume no reductions for transfer credits or scholarships, which many of our students utilize to reduce their total program costs. For example, the average student on our ground traditional campus will pay less than $8,000 in tuition in the 2013-14 school year after scholarships. Thus, based on the number of transfer credits and the scholarships they receive it is likely that a student will pay less than $30,000 in tuition for a bachelor’s degree on our ground campus. For the years ended December 31, 2013, 2012 and 2011, our revenue was reduced by approximately $111.8 million, $94.3 million and $73.6 million, respectively, as a result of scholarships that we offered to our students. The increase in scholarships reflects our increased revenues and our resulting increased use of scholarships (especially academic scholarships), to attract high performing students to our ground traditional campus.

We have established a refund policy for tuition and fees based upon individual course start dates. Under our policy, for courses offered through a working adult modality, generally if a student drops or withdraws from a course before the course begins, 100% of the charges for tuition and fees are refunded. If a student drops or withdraws from a course during the first week of the course, 75% of the charges for tuition are refunded. If a student drops or withdraws from a course during or after the second week of a course, tuition charges and fees are not refunded. All fees, including materials fees, are non-refundable for non-traditional students after the start of a course. We will refund tuition and fees according to the above policy unless a student attending courses online is a resident of a state that requires us to comply with different, state specific guidelines. For traditional students attending 15-week courses, generally if a student withdraws before the course begins, 100% of the charges for tuition and fees are refunded. If a student withdraws during the first week of the course, 90% of the charges for tuition are refunded and instructional fees and ground campus-related fees are refunded. If a student drops or withdraws from a course during the second week of a course, 75% of the tuition charges are refunded but all fees are non-refundable. If a student drops during the third week of a course, 50% of the tuition charges are refunded and during or after the fourth week, there are no refunds for tuition charges. Fees charged by us include graduation fees as well as fees for access to certain educational resources such as online materials. This tuition and fees refund policy is different from, and applies in addition to, the return of Title IV funds policy we are required to follow as a condition of our participation in the Title IV programs.

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

During fiscal 2013 and 2012, we derived approximately 78.5% and 80.3%, respectively, of our net revenues (calculated on a cash basis in accordance with Department of Education standards currently in effect) from tuition financed under the Title IV programs. The primary Title IV programs that our students receive funding from are the Federal Direct Loan program or FDL Program, and the Federal Pell Grant, or Pell, Program.

Student loans administered through the FDL Program are currently the most significant source of U.S. federal student aid. There are two types of federal student loans: subsidized loans, which are based on the U.S. federal statutory calculation of student need, and unsubsidized loans, which are not need-based. Neither type of student loan is based on creditworthiness although annual and aggregate loan limits apply based on a student’s grade level. Students are not responsible for interest on subsidized loans while the student is enrolled in school. However, the interest subsidy has been temporarily eliminated for those students who received a direct Stafford loan with a first disbursement made on or after July 1, 2012 and before July 1, 2014. Students are responsible for the interest on unsubsidized loans while enrolled in school, but have the option to defer payment while enrolled. Repayment on federal student loans begins six months after the date the student ceases to be enrolled. The loans are repayable over the course of 10 years and, in some cases, longer. Both graduate and undergraduate students are eligible for loans. During 2013, federal student loans (both subsidized and unsubsidized) represented approximately 84.6% of the gross Title IV funds that we received.

Grants under the Pell Program (Pell Grants) are awarded based on need and only to undergraduate students who have not earned a bachelor’s or professional degree. Unlike loans, Pell Grants are not repayable. During fiscal year 2013, Pell Grants represented approximately 14.4% of the gross Title IV funds that we received. For the 2012-2013 award year, the maximum amount available under Pell Grants was maintained but the maximum income that makes an applicant for Title IV Program funds eligible for an automatic zero Expected Family Contribution was reduced from $32,000 to $23,000. For the 2013-14 award year, the maximum amount available under Pell Grants was minimally increased and the maximum income that makes an applicant for Title IV Program funds eligible for an automatic zero Expected Family Contribution increased from $23,000 to $24,000.

Our students also receive funding under other Title IV programs, including the Federal Perkins Loan Program, the Federal Supplemental Educational Opportunity Grant Program, the Federal Work-Study Program, and the Teacher Education Assistance for College and Higher Education Grant Program.

Other financial aid programs. In addition to the Title IV programs listed above, eligible students may participate in several other financial aid programs or receive support from other governmental sources. These include veterans educational benefits administered by the U.S. Department of Veterans Affairs and state financial aid programs. During fiscal 2013 and 2012, we derived an immaterial amount of our net revenue from tuition financed by such programs.

Private loans. Some of our students also use private loan programs to help finance their education. Students can apply to a number of different lenders for private loans at current market interest rates. Private loans are intended to fund a portion of students’ cost of education not covered by the Title IV programs and other financial aid. During fiscal 2013 and 2012, payments derived from private loans constituted less than 1% of our net revenues for each year, respectively.

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

Online course delivery and management. In 2010, we entered into an agreement with an affiliated entity to develop a new learning management system for our use. Through this agreement, we prepaid perpetual license fees, acquired source code rights for the software developed, and prepaid maintenance and service fees for the first seven years of use, for an aggregate amount of $4.9 million. Through our modular implementation of this platform, called LoudCloud, we have a platform that can scale to support our growing student population. The platform provides in depth analytics that allows us to closely monitor student success and the quality of our instructional resources. All ground and online students receive online course delivery and resources through this learning management platform, called LoudCloud.

Internal administration. We utilize a commercial customer relations management software package to distribute, manage, track, and report on all interactions with prospective student leads as well as all active and inactive students. This software is scalable to capacity levels well in excess of current requirements. We also utilize a commercial software package to track Title IV funds, student records, grades, accounts receivable, accounts payable and general ledger.

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

Ground Campus

We own our ground campus, which is located on approximately 133 acres in the center of the Phoenix, Arizona metropolitan area, near downtown Phoenix. Our on-campus facilities currently consist of 5 classroom buildings, four lecture halls, a 300-seat theater, a newly renovated library, a media arts complex that provides communications students with audio and video equipment, a 55,000 square foot recreation center for both student-athletes and on-campus students, a 140,000 square foot/ 5,000 seat basketball and entertainment arena, a gymnasium, an activity center that contains a food court, a bowling alley and other student services, a student union which was recently remodeled and expanded, seven dormitories, apartments, two campus pools, athletic facilities and a parking garage with 1,629 parking spaces. Additionally, we have several office buildings used for administration, including a renovated office complex adjacent to our campus and in 2013 we completed the refurbishment of a building located less than two miles from our Phoenix, Arizona campus that is being used as office space for our employees. In 2013, in order to accommodate the continued growth of our traditional ground population, we started construction on an additional classroom building and a 1,000 bed apartment dormitory.

We have 22 intercollegiate athletic teams that currently compete in Division I of the National Collegiate Athletic Association (“NCAA”). Our athletic facilities include the University Arena (a 5,000 seat venue for all men’s and women’s basketball games plus select other GCU athletic competitions, concerts, speakers and other events), and a competition/practice gymnasium, which accommodates basketball, volleyball, and wrestling competitive events. In addition, the University’s 55,000 square foot student recreation center has state of the art training facilities for our 400 student-athletes plus practice space and locker rooms for men’s and women’s basketball and wrestling. Our baseball, softball, track and field and soccer programs utilize on-campus practice and competition sites. Golf, tennis, cross-country and swimming programs utilize off-campus sites for practice and competition. The University won the 2012-13 and 2011-12 Learfield Sports Directors Cup as the top overall NCAA Division II intercollegiate athletic program based on the combined success in all of the sports in which we competed. We advanced 16 of 22 programs into NCAA Championship competition and gained top 10 finishes in nine separate sports. In November 2012, we accepted an invitation to be a member of the NCAA Division I Western Athletic Conference beginning with the 2013-14 academic year and in September 2013 we began playing full Division I schedules. Our home men’s basketball games are televised locally and we have averaged over 4,000 fans at these games which is the second highest average attendance in our conference.

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

We intend to continue to expand the size and enhance the profile and reputation of our ground campus by, among other things, adding faculty, excelling in the performance areas such as athletics, theatre, music and dance, expanding upon our campus infrastructure and technological capabilities, developing our campus in Mesa, Arizona, and potentially adding additional locations in the Southwest United States. These activities will require significant capital expenditures.

Employees

In addition to our faculty, as of December 31, 2013, we employed approximately 3,100 staff and administrative personnel in university services, academic advising and academic support, enrollment services, university administration, financial aid, information technology, human resources, corporate accounting, finance, and other administrative functions. None of our employees is a party to any collective bargaining or similar agreement with us. We consider our relationships with our employees to be good.

Competition

There are more than 4,000 U.S. colleges and universities serving traditional and adult students. Competition is highly fragmented and varies by geography, program offerings, modality, ownership, quality level, and selectivity of admissions. No one institution has a significant share of the total postsecondary market.

Our ground program competes with Arizona State University, Northern Arizona University, and the University of Arizona, the in-state public universities, as well as two-year colleges within the state community college system. Our ground program also competes with geographically proximate universities with similar religious heritages, including Azusa Pacific University, Baylor University, and Pepperdine University. Our online programs compete with local, traditional universities geographically located near each of our prospective students, and with other for-profit postsecondary schools that offer online degrees, particularly those schools that offer online graduate programs within our core disciplines.

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

Our business activities are planned and implemented to comply with the standards of these regulatory agencies. We employ a Vice President of Student Financial Aid Compliance who is knowledgeable about regulatory matters relevant to student financial aid programs and our Chief Financial Officer, Chief Risk Officer, Vice President of Academic Affairs and General Counsel also provide oversight designed to ensure that we meet the requirements of our regulated operating environment.

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

Several states have sought to assert jurisdiction over educational institutions offering online degree programs that have no physical location or other presence in the state but that have some activity in the state, such as enrolling or offering educational services to students who reside in the state, employing faculty who reside in the state, or advertising to or recruiting prospective students in the state. These state efforts were bolstered in 2010 by Department of Education regulation that required distance education programs to obtain permission to operate in every state in which they enroll at least one student. However, the U.S. Court of Appeals for the District of Columbia upheld a U.S. District Court ruling that vacated the requirement on procedural grounds and, in July 2012, the Department of Education announced that it would no longer enforce applicable state law requirements, although educational institutions will still need permission to operate in their home states and have to comply with state laws on authorization. See “Regulation of Federal Student Financial Aid Programs — State authorization.” State regulatory requirements for online education vary among the states, are not well developed in many states, are imprecise or unclear in some states, and can change frequently. Laws, regulations, or interpretations related to doing business over the Internet could also increase our cost of doing business and affect our ability to recruit students in particular states, which could, in turn, negatively affect enrollments and revenues and have a material adverse effect on our business.

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

In addition to institutional accreditation by the Higher Learning Commission, there are numerous specialized accrediting commissions that accredit specific programs or schools within their jurisdiction, many of which are in healthcare and professional fields. Accreditation of specific programs by one of these specialized accrediting commissions signifies that those programs have met the additional standards of those agencies. In addition to being institutionally accredited by the Higher Learning Commission, we also have the following specialized accreditations:

•	The Accreditation Council for Business Schools and Programs accredits our Executive Master of Business Administration degree program, Master of Business Administration degree program and our Bachelor of Science degree programs in Accounting, Business Administration, Marketing, Sports Management and Entrepreneurship;

•	The Commission on Collegiate Nursing Education accredits our Bachelor of Science in Nursing and Master of Science in Nursing degree programs; and

•	The Commission on Accreditation of Athletic Training Education accredits our Athletic Training Program.

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

Since 2004, we had been certified on a provisional basis to participate in the Title IV programs. In July 2013, we submitted our complete application for full certification and, on October 28, 2013, the University received a new program participation agreement with full certification from the Department of Education, which gives the University the ability to participate in the Title IV programs through September 30, 2017.

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

The Department of Education assigns a strength factor to the results of each of these ratios on a scale from negative 1.0 to positive 3.0, with negative 1.0 reflecting financial weakness and positive 3.0 reflecting financial strength. The Department of Education then assigns a weighting percentage to each ratio and adds the weighted scores for the three ratios together to produce a composite score for the institution. The composite score for an institution’s most recent fiscal year must be at least 1.5 for the institution to be deemed financially responsible without the need for further Department of Education oversight. Our composite scores for our fiscal years ended December 31, 2012, 2011 and 2010 were 2.9, 2.2 and 2.5, respectively, and, therefore, we are considered financially responsible for purposes of these regulations. We have not yet submitted our consolidated financial statements to the Department of Education for our 2013 fiscal year, but have calculated that our composite score for the 2013 fiscal year will be 3.0. We have modeled our composite score for future years using, among other estimates, our estimated ground campus capital expenditures and believe that our composite score will remain at a financially responsible level for the foreseeable future.

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

Return of Title IV funds for students who withdraw. When a student who has received Title IV program funds withdraws from school, the institution must determine the amount of Title IV program funds the student has “earned” and then must return the unearned Title IV program funds (a “return to Title IV”) to the appropriate lender or the Department of Education in a timely manner, which is generally no later than 45 days after the date the institution determined that the student withdrew. If such payments are not timely made, the institution will be required to submit a letter of credit to the Department of Education equal to 25% of the Title IV funds that the institution should have returned for withdrawn students in its most recently completed fiscal year. Under Department of Education regulations, the letter of credit requirement is triggered by late returns of Title IV program funds for 5% or more of the withdrawn students (and involving more than two student refunds) in the audit sample in the institution’s annual Title IV compliance audit for either of the institution’s two most recent fiscal years or in a Department of Education program review. We did not exceed this 5% threshold in our annual Title IV compliance audits for 2012 (the most recent year for which we have completed a Title IV compliance audit), 2011 or 2010.

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

Using the Department of Education’s cash-basis, regulatory formula under the 90/10 Rule as currently in effect, for our 2013, 2012, and 2011 fiscal years, we derived approximately 78.5%, 80.3%, and 80.2%, respectively, of our 90/10 Rule revenue from Title IV program funds.

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

Student loan defaults. Under the Higher Education Act, an educational institution may lose its eligibility to participate in some or all of the Title IV programs if defaults by its students on the repayment of their federal student loans exceed certain levels. For each federal fiscal year, the Department of Education calculates a rate of student defaults for each institution (known as a “cohort default rate”). An institution’s cohort default rate for a federal fiscal year historically has been calculated by determining the rate at which borrowers who became subject to their repayment obligation in one federal fiscal year default in that same year or by the end of the following federal fiscal year (the “two-year method”). The reauthorization of the Higher Education Act in 2008 extended the measurement period for cohort default rates so that the rate is calculated by determining the rate at which borrowers who became subject to their repayment obligation in one federal fiscal year default in that same year or by the end of the second following federal fiscal year (the “three-year method”), a change which would be expected to increase cohort default rates for most if not all institutions. The Department of Education issued a final regulation indicating that it would implement this extended measurement period for the cohort default rates calculated for loans entering repayment in federal fiscal year 2009, which is the year that ended on September 30, 2009. The Department of Education included a transition period of three years during which it calculated two cohort default rates for each institution for each of federal fiscal years 2009, 2010 and 2011, with one such rate measured under the two-year method and the other such rate measured under the three-year method.

The Department of Education applied different legal thresholds to measure an institution’s compliance under each set of rates. If the Department of Education notifies an institution that its cohort default rates exceeded 25%, as calculated under the two-year method, for each of its three most recent federal fiscal years, or exceeded 30%, as calculated under the three-year method, for each of its three most recent federal fiscal years, the institution’s participation in the FDL Program and the Pell grant program would end 30 days after that notification, unless the institution appeals that determination in a timely manner on specified grounds and according to specified procedures. In addition, an institution’s participation in the FDL Program would end 30 days after notification by the Department of Education that its most recent cohort default rate, as calculated under either the two-year method or the three-year method, is greater than 40%, unless the institution timely appeals that determination on specified grounds and according to specified procedures. An institution whose participation ends under either of these provisions may not participate in the relevant programs for the remainder of the fiscal year in which the institution receives the notification or for the next two fiscal years. If an institution’s cohort default rate for any single federal fiscal year equals or exceeds 25% under the two-year method, or 30% under the three-year method, the Department of Education may place the institution on provisional certification status.

Our cohort default rates, under the two-year method, on federal student loans for the 2011, 2010, and 2009 federal fiscal years, the three most recent years for which such rates have been calculated, were 12.5%, 12.0%, and 9.2%, respectively. Our cohort default rates, under the three-year method, on federal student loans for the 2010 and 2009 federal fiscal years the only years for which such rates have been calculated, were 19.5% and 15.1%, respectively.

Incentive compensation rule. An institution that participates in the Title IV programs may not provide any commission, bonus, or other incentive payment based directly or indirectly on success in securing enrollments or financial aid to any person or entity engaged in any student recruitment, admissions, or financial aid awarding activity. Prior to July 1, 2011, Department of Education regulations included 12 “safe harbors” that described payments and arrangements that did not violate the incentive compensation rule. Under new rules effective July 1, 2011, the 12 safe harbors were eliminated. The restrictions of the incentive compensation rule, which extend to any third-party companies that an educational institution contracts with for student recruitment, admissions, or financial aid awarding services, increase the uncertainty about what constitutes incentive compensation and which employees are covered by the regulation. This makes the development of effective and compliant performance metrics more difficult to establish. As such, these changes limit our ability to compensate our employees based on their performance of their job responsibilities, which could make it more difficult to attract and retain highly-qualified employees.

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

On August 24, 2011, the University received from the Department of Education a written preliminary program review report that included five findings, two of which involve individual student-specific errors concerning the monitoring of satisfactory academic progress for two students and the certification of one student’s Federal Family Educational Loan as an unsubsidized Stafford loan rather than a subsidized Stafford loan. The other three findings related to allegedly: improper payment of incentive compensation to enrollment counselors, offering an ineligible program, and improper procedures related to conducting financial aid returns for students with non-passing grades. On September 27, 2013, the University and the Department of Education entered into an agreement that fully resolved the findings in the preliminary program review report and closed the program review. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

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

State authorization. States have the authority to assert jurisdiction, to the extent they so choose, over educational institutions offering online degree programs in a state but that otherwise have no physical location or other presence in that state. On November 20, 2013, the Department of Education announced its intent to establish a negotiated rulemaking committee that will address state authorization of distance and correspondence learning programs, as well as authorization of foreign locations of institutions located in a State. The negotiated rulemaking process is expected to produce new regulations which will be published this fall and may be effective as soon as July 1, 2015.

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

Approval of new programs. Department of Education rules effective July 1, 2011 imposed various requirements on an institution’s ability to add new academic programs without prior approval of the Department of Education. While the U.S. District Court for the District of Columbia subsequently invalidated this requirement, we believe there remains some uncertainty regarding new program approval, which could adversely affect our ability to respond to emerging employment trends and add programs that are responsive to those trends, which in turn could decrease our attractiveness to certain students. In addition, a lack of certainty could increase the risk of future federal False Claims Act qui tam lawsuits in which private plaintiffs assert that students improperly received Title IV aid while attending a program that has not been approved.

Gainful employment rules. Under the Higher Education Act, proprietary schools are eligible to participate in Title IV programs in respect of educational programs that lead to “gainful employment in a recognized occupation,” with the limited exception of qualified programs leading to a bachelor’s degree in liberal arts. Historically, this concept has not been defined in detail. On December 13, 2013, the Department completed a series of negotiated rulemaking sessions through which it is seeking to adopt rules that will define this concept through application of debt-to-income tests and program level default rates, among other items.

If rules regarding gainful employment metrics are promulgated by the Department, the continuing eligibility of our educational programs for Title IV funding would be at risk due to factors beyond our control, such as changes in the actual or deemed income level of our graduates, changes in student borrowing levels, increases in interest rates, changes in the federal poverty income level relevant for calculating discretionary income, s, and other factors. The exposure to these external factors could reduce our ability to confidently offer or continue certain types of programs for which there is market demand, and therefore would impact our ability to maintain or grow our business.

Substantial misrepresentation. The Higher Education Act prohibits an institution that participates in Title IV programs from engaging in “substantial misrepresentation” of the nature of its educational program, its financial charges, or the employability of its graduates. The Department of Education’s program integrity regulations effective July 1, 2011 expanded the definition of misrepresentation and expanded the sanctions that the Department may impose for engaging in a substantial misrepresentation. Under the new rules, a misrepresentation is any statement made by the institution or a third party that provides educational programs, marketing, advertising, recruiting, or admissions services to the institution that is false, erroneous or has the likelihood or tendency to deceive or confuse. A substantial misrepresentation is any misrepresentation on which the person to whom it was made could reasonably be expected to rely, or has reasonably relied, to that person’s detriment. Considering the breadth of the definition of “substantial misrepresentation,” it is possible that despite our efforts to prevent such misrepresentations, our employees or service providers may make statements that could be construed as substantial misrepresentations. As a result, we may face complaints from students and prospective students over statements made by us and our agents throughout the enrollment, admissions and financial aid process, as well as throughout attendance at the University, which would expose us to increased risk of enforcement action and applicable sanctions or other penalties and increased risk of private qui tam actions under the Federal False Claims Act. Under the new rules, if the Department of Education determines that an institution has engaged in substantial misrepresentation, the Department of Education may revoke an institution’s program participation agreement, impose limitations on the institution’s participation in Title IV programs, deny applications from the institution for approval of new programs or locations or other matters, or initiate proceedings to fine the institution or limit, suspend, or terminate its eligibility to participate in Title IV programs. If the Department of Education determines that statements made by us or on our behalf are in violation of the regulations, we could be subject to sanctions and other liability, which could have a material adverse effect on our business.

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

With respect to the Department of Education, if an institution participating in the Title IV programs plans to add a new location or educational program, the institution must generally apply to the Department of Education to have the additional location or educational program designated as within the scope of the institution’s Title IV eligibility. However, a degree-granting institution, like Grand Canyon University, that is fully certified to participate in the Title IV programs is not required to obtain the Department of Education’s approval of additional programs that lead to an associate, bachelor’s, professional, or graduate degree at the same degree level as programs previously approved by the Department of Education, and, similarly, is not required to obtain advance approval for new programs that prepare students for gainful employment in the same or a related recognized occupation as an educational program that has previously been designated by the Department of Education as an eligible program at that institution if it meets certain minimum-length requirements.

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

Title IV program participation. Each institution must apply to the Department of Education for continued certification to participate in the Title IV programs at least every six years, or when it undergoes a change in control, and an institution may come under the Department of Education’s review when it expands its activities in certain ways, such as opening an additional location, adding an educational program, or modifying the academic credentials that it offers.

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

Since 2004 we had been provisionally certified to participate in the Title IV programs. In July 2013, we submitted our complete application for full certification and, on October 28, 2013, the University received a new program participation agreement with full certification from the Department of Education, which gives the University the ability to participate in the Title IV programs through September 30, 2017.

Change in ownership resulting in a change in control. The Department of Education, as well as many accrediting commissions and states, require institutions of higher education to report or obtain approval of certain changes in control and changes in other aspects of institutional organization or control. With respect to publicly traded corporations, like us, Department of Education regulations provide that a change in control occurs if, among other things, the corporation has a stockholder that owns, or has voting control over, at least 25% of the total outstanding voting stock of the corporation and is the largest stockholder of the corporation (defined in the regulations as a “controlling shareholder”), and that controlling shareholder ceases to own, or have voting control over, at least 25% of such stock or ceases to be the largest stockholder. Under Department of Education regulations, an institution that undergoes a change in control as defined by the Department of Education loses its eligibility to participate in the Title IV programs and must apply to the Department of Education in order to reestablish such eligibility.

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

Many states include the sale of a controlling interest of common stock in the definition of a change in control requiring approval, but their thresholds for determining a change in control vary widely. The standards of the Arizona State Board for Private Postsecondary Education provide that an institution that is owned by a publicly traded company whose control is vested in the voting members of the board of directors, such as Grand Canyon Education, undergoes a change in control if 50% or more of the voting members of the board of directors change within a 12-month period or the chief executive officer of the corporation changes. A change in control under the definition of one of the other state agencies that regulate us might require us to obtain approval of a change in control in order to maintain our authorization to operate in that state, and in some cases such states could require us to obtain advance approval of the change in control. If we were to undergo a change in control under the standards of the Arizona State Board of Private Postsecondary Education at any time in the future, we would be required to file an application with the Arizona State Board for Private Postsecondary Education in order to obtain approval for such change in control. We cannot predict whether the Arizona State Board for Private Postsecondary Education would impose any limitations or conditions on us, or identify any compliance issues related to us in the context of the change in control process, that could result in our loss of authorization in Arizona. Any such loss would result in our loss of eligibility to participate in the Title IV programs which would cause a significant decline in our student enrollment.

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

Since 2004 we had been provisionally certified to participate in the Title IV programs. In July 2013, we submitted our complete application for full certification and on October 28, 2013, the University received a new program participation agreement with full certification from the Department of Education, which gives the University the ability to participate in the Title IV programs through September 30, 2017. See Item 1, Business — Regulation — Regulation of Federal Student Financial Aid Programs — Eligibility and certification procedures. There can be no assurance that the Department of Education will recertify us at that time or that it will not impose conditions or other restrictions on us as a condition of approving our application with respect to any future recertification. See Item 1A, Risk Factors — If any of the education regulatory agencies that regulate us do not approve or delay their approval of any transaction involving us that constitutes a “change in control,” our ability to operate or participate in the Title IV programs may be impaired. If the Department of Education does not renew or withdraws our certification to participate in the Title IV programs at any time, our students would no longer be able to receive Title IV program funds. Alternatively, the Department of Education could renew our certification, but restrict or delay our students’ receipt of Title IV funds, limit the number of students to whom we could disburse such funds, or place other restrictions on us, or it could delay our recertification after our program participation agreement expires on September 30, 2017, in which case our certification would continue on a month-to-month basis. Any of these outcomes could have a material adverse effect on our enrollments and us.

Rulemaking by the U.S. Department of Education could materially and adversely affect our business.

Over the past few years, the U.S. Department of Education has regularly promulgated new regulations that impact our business. See “Item 1. Business—Regulation.”

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

In 2013, the Department of Education established or announced the intent to establish three new negotiated rulemaking committees to address gainful employment, the implementation of changes to the Clery Act necessitated by the Violence Against Women Act of 2013 (“VAWA”), and certain other changes categorized as enhancing “Program Integrity and Improvement.” At this time, we cannot anticipate the impact that any rules promulgated through this process, when finalized, will have on us. We continue to monitor this activity for any impact to our business.

Increased disclosure and recordkeeping requirements could result in lower enrollment or growth rates in a manner that materially and adversely affects our business.

Department of Education rules require that, for each program leading to “gainful employment” in a recognized occupation, institutions must provide prospective students with information concerning the occupation that the program prepares students to enter, the program’s on-time graduation rate, and the tuition and fees it charges a student for completing the program within normal time, as well as the costs of books, supplies, room, and board, and the median loan debt incurred by students who completed the program. Institutions must also provide the Department of Education with information that will allow determination of student debt levels and incomes after program completion. These reporting and disclosure requirements have caused increased administrative burden and costs and may have a negative effect on our growth and enrollments.

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

The continued scrutiny in Congress of the proprietary education sector and the federal budget deficit increases the likelihood of legislation that will adversely impact our business. Any action by Congress that significantly reduces Title IV program funding, whether through across-the-board funding reductions, sequestration or otherwise, or materially impacts the eligibility of our institutions or students to participate in Title IV programs would have a material adverse effect on our enrollment, financial condition, results of operations and cash flows. Congressional action could also require us to modify our practices in ways that could increase our administrative costs and reduce our operating income, which could have a material adverse effect on our financial condition, results of operations and cash flows.

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

A finding that we violated the Department of Education’s substantial misrepresentation regulation could materially and adversely affect our business.

The Higher Education Act prohibits an institution that participates in Title IV programs from engaging in “substantial misrepresentation” of the nature of its educational program, its financial charges, or the employability of its graduates. The Department of Education’s program integrity regulations effective July 1, 2011 expanded the definition of misrepresentation and expanded the sanctions that the Department may impose for engaging in a substantial misrepresentation. Under the new rules, a misrepresentation is any statement made by the institution or a third party that provides educational programs, marketing, advertising, recruiting, or admissions services to the institution that is false, erroneous or has the likelihood or tendency to deceive or confuse. A substantial misrepresentation is any misrepresentation on which the person to whom it was made could reasonably be expected to rely, or has reasonably relied, to that person’s detriment. Considering the breadth of the definition of “substantial misrepresentation,” it is possible that despite our efforts to prevent such misrepresentations, our employees or service providers may make statements that could be construed as substantial misrepresentations. As a result, we may face complaints from students and prospective students over statements made by us and our agents throughout the enrollment, admissions and financial aid process, as well as throughout attendance at the University, which would expose us to increased risk of enforcement action and applicable sanctions or other penalties and increased risk of private qui tam actions under the Federal False Claims Act. Under the new rules, if the Department of Education determines that an institution has engaged in substantial misrepresentation, the Department of Education may revoke an institution’s program participation agreement, impose limitations on the institution’s participation in Title IV programs, deny applications from the institution for approval of new programs or locations or other matters, or initiate proceedings to fine the institution or limit, suspend, or terminate its eligibility to participate in Title IV programs. If the Department of Education determines that statements made by us or on our behalf are in violation of the regulations, we could be subject to sanctions and other liability, which could have a material adverse effect on our business.

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

If we experience a change in control under the standards of the Department of Education, the Higher Learning Commission, the Arizona State Board for Private Postsecondary Education, or any other applicable state education agency or accrediting commission, we must notify and/or seek the approval of each such agency. These agencies do not have uniform criteria for what constitutes a change in control. Transactions or events that typically constitute a change in control include significant acquisitions or dispositions of the voting stock of an institution or its parent company and significant changes in the composition of the board of directors of an institution or its parent company. With respect to publicly traded corporations, like us, they also may include cases where a corporation has a stockholder that owns, or has voting control over, at least 25% of the total outstanding voting stock of the corporation and is the largest stockholder of the corporation (defined in the regulations as a “controlling shareholder”), and that controlling shareholder ceases to own, or have voting control over, at least 25% of such stock or ceases to be the largest stockholder, or other transactions or events may be beyond our control. Our failure to obtain, or a delay in receiving, approval of any change in control from the Department of Education, the Higher Learning Commission, or the Arizona State Board for Private Postsecondary Education could impair our ability to operate or participate in the Title IV programs, which could have a material adverse effect on our business, prospects, financial condition, and results of operations. Our failure to obtain, or a delay in receiving, approval of any change in control from any other state in which we are currently licensed or authorized, or from any of our specialized accrediting commissions, could require us to suspend our activities in that state or suspend offering the applicable programs until we receive the required approval, or could otherwise impair our operations. The potential adverse effects of a change in control could influence future decisions by us and our stockholders regarding the sale, purchase, transfer, issuance, or redemption of our stock, which could discourage bids for your shares of our stock and could have an adverse effect on the market price of your shares.

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

Using the Department of Education’s cash-basis, regulatory formula under the 90/10 Rule as currently in effect, for our 2013, 2012, and 2011 fiscal years, we derived approximately 78.5%, 80.3%, and 80.2%, respectively, of our 90/10 Rule revenue from Title IV program funds.

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

An institution may lose its eligibility to participate in some or all of the Title IV programs if, for three consecutive years, 25% or more of its students who were required to begin repayment on their student loans in one year default on their payment by the end of the following year. In addition, an institution may lose its eligibility to participate in some or all of the Title IV programs if the default rate of its students exceeds 40% for any single year. The August 2008 reauthorization of the Higher Education Act extended by one year the period for which students’ defaults on their loans are included in the calculation of an institution’s default rate, a change that increased our cohort default rates. The new law also increased the threshold for an institution to lose its eligibility to participate in the relevant Title IV programs from 25% to 30% over three consecutive years, while leaving the threshold at 40% for a single year. These changes to the law took effect for institutions’ cohort default rates for federal fiscal year 2009, which were issued by the Department of Education in 2012. While our cohort default rates have historically been significantly below these levels, we cannot assure you that this will continue to be the case. For example, we believe our cohort default rates for the 2010 and 2011 federal fiscal year increased (although both remain below the Department of Education’s thresholds) due primarily to the impact of current economic conditions on our students and former students and our transition to a borrower-based, non-term financial aid system in the Fall of 2010. Our cohort default rates, under the two-year method, on federal student loans for the 2011, 2010, and 2009 federal fiscal years, the three most recent years for which such rates have been calculated, were 12.5%, 12.0%, 9.2%, respectively. Our cohort default rates, under the three-year method, for the 2010 and 2009 federal fiscal years, the only years for which such rates have been calculated were 19.5% and 15.1%, respectively. Increases in interest rates or declines in income or job losses for our students could contribute to higher default rates on student loans. Exceeding the student loan default rate thresholds and losing our eligibility to participate in the Title IV programs would have a material adverse effect on our business, prospects, financial condition, and results of operations. Any future changes in the formula for calculating student loan default rates, economic conditions, or other factors that cause our default rates to increase, could place us in danger of losing our eligibility to participate in some or all of the Title IV programs and materially adversely affect us.

We are subject to sanctions if we fail to correctly calculate and timely return Title IV program funds for students who withdraw before completing their educational program.

A school participating in the Title IV programs must calculate the amount of unearned Title IV program funds that it has disbursed to students who withdraw from their educational programs before completing such programs and must return those unearned funds to the appropriate lender or the Department of Education in a timely manner, generally within 45 days of the date the school determines that the student has withdrawn. If the unearned funds are not properly calculated and timely returned for a sufficient percentage of students, we may have to post a letter of credit in favor of the Department of Education equal to 25% of the Title IV program funds that should have been returned for such students in the prior fiscal year, we may be liable for repayment of Title IV program funds and related interest and we could be fined or otherwise sanctioned by the Department of Education, which could increase our cost of regulatory compliance and materially adversely affect us. Further, a failure to comply with these regulatory requirements could result in termination of our ability to participate in the Title IV programs, which would materially affect us. These “return to Title IV” regulations are the subject of a finding in our completed program review, which resulted in the University returning funds to the Department of Education. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

We cannot offer new programs, expand our operations into certain states, or acquire additional schools if such actions are not timely approved by the applicable regulatory agencies, and we may have to repay Title IV funds disbursed to students enrolled in any such programs, schools, or states if we do not obtain prior approval.

Our expansion efforts include offering new educational programs. In addition, we may increase our operations in additional states and seek to acquire existing schools from other companies. If we are unable to obtain the necessary approvals for such new programs, operations, or acquisitions from the Department of Education, the Higher Learning Commission, the Arizona State Board for Private Postsecondary Education, or any other applicable state education agency or accrediting commission, or if we are unable to obtain such approvals in a timely manner, our ability to consummate the planned actions and provide Title IV funds to any affected students would be impaired, which could have a material adverse effect on our expansion plans. In addition, if we were to determine erroneously that a new program did not need approval or that we had all required approvals, we could be liable for repayment of the Title IV program funds provided to students in that program or at that location.

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

Strict observance of rules and regulations contribute to the success of our athletic program. It is the responsibility of the University administration and the Athletic Department to adhere to all regulations created for the governance of intercollegiate athletics as set forth by the WAC Conference, NCAA, and Grand Canyon University. The move from Division II to Division I was effective July 1, 2013 and demonstrated our commitment to athletic excellence and has enhanced our visibility. Any violations of such rules and regulations could adversely affect our reputation and operations.

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

The postsecondary education market is highly fragmented and competitive. We compete for students primarily with traditional public and four-year degree-granting regionally accredited colleges and universities and other proprietary degree-granting regionally accredited schools. An increasing number of traditional colleges and universities and community colleges are offering distance learning and other online education programs, including programs that are geared toward the needs of working adult students. This trend has been accelerated by private companies that provide and/or manage online learning platforms for traditional colleges and universities. As the proportion of traditional colleges and universities providing alternative learning modalities increases, we will face increasing competition for students from such institutions, including those with well-established reputations for excellence. In addition, it is likely that we will begin to face competition from various emerging nontraditional, credit-bearing and noncredit-bearing education programs, provided by both proprietary and not-for-profit providers, including massive open online courses (MOOCs) offered worldwide without charge by traditional educational institutions and other direct-to-consumer education services. Each of these competitors may develop platforms or other technologies, including technologies that allow for greater levels of interactivity between faculty and students and that are superior to the platform and technology we use, and these differences may affect our ability to recruit and retain students. Public institutions receive substantial government subsidies, and public and private non-profit institutions have access to government and foundation grants, tax-deductible contributions, and other financial resources generally not available to for-profit schools. Accordingly, public and private non-profit institutions may have instructional and support resources superior to those in the for-profit sector, and public institutions may be able to offer substantially lower tuition prices. Some of our competitors in both the public and private sectors also have substantially greater financial and other resources than we do. We may not be able to compete successfully against current or future competitors, including with respect to our ability to acquire or compete with technologies being developed by our competitors, and may face competitive pressures that could adversely affect our business, prospects, financial condition, and results of operations. These competitive factors could cause our enrollments, revenues, and profitability to significantly decrease and could render our online delivery format less competitive or obsolete.

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

The actions, errors, or instances of regulatory noncompliance of third party vendors upon which our institutions rely may negatively impact our business.

We engage third party vendors to provide, among other services, marketing and recruiting activities. Although we require that the work done by such third parties maintains quality assurance and compliance with applicable regulations, we may be ultimately responsible for any errors on instances of regulatory noncompliance, some of which could adversely impact our reputation, business, prospects, financial condition, cash flows, and results of operations.

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

The performance and reliability of the infrastructure of our computer networks and phone systems, including our online programs, is critical to our operations, reputation and to our ability to attract and retain students. Any computer system disruption or failure, or a sudden and significant increase in traffic on the servers that host our online operations, may result in our online courses and programs being unavailable for a period of time. In addition, any significant failure of our computer networks or servers, whether as a result of third-party actions or in connection with planned upgrades and conversions, could disrupt our on-campus operations. Individual, sustained, or repeated occurrences could significantly damage the reputation of our online operations and result in a loss of potential or existing students. Additionally, our online operations are vulnerable to interruption or malfunction due to events beyond our control, including natural disasters and network and telecommunications failures. Our computer networks may also be vulnerable to unauthorized access, computer hackers, computer viruses, malicious code, organized cyber-attacks and other security problems. A user who circumvents security measures could misappropriate proprietary information or cause interruptions to or malfunctions in operations. As a result, we may be required to expend significant resources to protect against the threat of these security breaches or to alleviate problems caused by these incidents. Any interruption to our online operations could have a material adverse effect on our ability to attract students to our online programs and to retain those students.

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

The price of our common stock may fluctuate.

The market price of our common stock could fluctuate significantly for various reasons, which include:

•	our quarterly or annual earnings or earnings of other companies in our industry;

•	the public’s reaction to our press releases, our other public announcements, and our filings with the SEC;

•	changes in earnings estimates or recommendations by research analysts who track our common stock or the stocks of other companies in our industry;

•	changes in our number of enrolled students;

•	new or proposed laws or regulations or new or proposed interpretations of laws or regulations applicable to our business;

•	seasonal variations in our student population;

•	damage to our reputation or other adverse effects as a result of negative publicity in the media, in industry or governmental reports, or otherwise, affecting us or other companies in the for-profit postsecondary education sector;

•	the availability and cost of Title IV funds, other student financial aid, and private loans;

•	the failure to maintain or keep in good standing our regulatory approvals and accreditations;

•	changes in accounting standards, policies, guidance, interpretations, or principles;

•	changes in general conditions in the U.S. and global economies or financial markets, including those resulting from war, incidents of terrorism, or responses to such events;

•	an adverse economic or other development that affects job prospects in our core disciplines;

•	litigation involving our University, or investigations or audits by regulators into the operations of our University or our competitors; and

•	sales of common stock by our directors, executive officers, and significant stockholders.

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

We own our ground campus, which is located on approximately 133 acres in the center of the Phoenix, Arizona metropolitan area, near downtown Phoenix. Our on-campus facilities currently consist of 5 classroom buildings, four lecture halls, a 300-seat theater, a 155,000-volume newly renovated library, a media arts complex that provides communications students with audio and video equipment, a 55,000 square foot recreation center for both student-athletes and on-campus students, a 140,000 square foot/ 5,000 seat basketball and entertainment arena, a gymnasium, an activity center that contains a food court, a bowling alley and other student services, a student union which was recently remodeled and expanded, seven dormitories, apartments, two campus pools, athletic facilities and a parking garage with 1,629 parking spaces. Additionally, we have several office buildings used for administration, including a renovated office complex adjacent to our campus and in 2013 we completed the refurbishment of a building located less than two miles from our Phoenix, Arizona campus that is being used as office space for our employees. In 2013, in order to accommodate the continued growth of our traditional ground population, we started construction on a classroom building and a 1,000 bed apartment dormitory.

We also lease three additional facilities for employees in Arizona, and six facilities in Arizona and one in New Mexico for classroom and labs for our nursing professional studies students. We lease 20 apartments in an off-site apartment building in Phoenix, Arizona for traditional ground students. Additionally, we lease four office locations in California and one in Colorado. We may add additional space in Arizona and in other states in the southwest U.S. to accommodate our growth plans in 2014 and beyond.

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

The table below sets forth the high and low sales prices for our common stock, as reported by the Nasdaq Global Market.

	High	Low
2013
First Quarter	$27.18	$22.23
Second Quarter	$34.07	$23.09
Third Quarter	$40.80	$32.33
Fourth Quarter	$50.48	$38.50
2012
First Quarter	$18.49	$15.80
Second Quarter	$21.19	$15.96
Third Quarter	$24.20	$15.80
Fourth Quarter	$25.00	$20.59

Holders

As of December 31, 2013, there were approximately 197 registered holders of record of common stock. A substantially greater number of holders of common stock are “street name” or beneficial holders, whose shares are held of record by banks, brokers and other financial institutions.

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

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

On April 25, 2013, our Board of Directors authorized the University to repurchase up to an additional $25.0 million ($75.0 million total) of common stock, from time to time, depending on market conditions and other considerations. The Board of Directors also extended the expiration date on the repurchase authorization to September 30, 2014. Repurchases occur at our discretion. Repurchases may be made in the open market or in privately negotiated transactions, pursuant to the applicable Securities and Exchange Commission rules. The amount and timing of future share repurchases, if any, will be made as market and business conditions warrant. Since the approval of our share repurchase plan, we have purchased 2.7 million shares of common stock at an aggregate cost of $47.5 million, which includes 0.3 million shares of common stock at an aggregate cost of $8.3 million during the year ended December 31, 2013, which are recorded at cost in the accompanying December 31, 2013 consolidated balance sheet and statement of stockholders’ equity. At December 31, 2013, there remained $27.5 million available under our current share repurchase authorization. During the fourth quarter of 2013, we repurchased 6,708 shares of common stock at an aggregate cost of $0.3 million.

The following table sets forth our share repurchases of common stock during each period in the fourth quarter of fiscal 2013:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Dollar Value of Shares That May Yet Be Purchased Under the Program
October 1, 2013 – October 31, 2013	—	$—	—	$27,827,000
November 1, 2013 – November 30, 2013	—	$—	—	$27,827,000
December 1, 2013 – December 31, 2013	6,708	$42.73	6,708	$27,541,000

Total	6,708	$42.73	6,708	$27,541,000

University Stock Performance

The following graph compares the cumulative total return of our common stock with the cumulative total returns of the S&P 500 Index, our peer group of six companies that includes: Capella Education Company, American Public Education, Inc., Apollo Group Inc., Strayer Education Inc., Education Management Corporation and Bridgepoint Education, Inc. This chart assumes that an investment of $100 was made in our common stock, in the index, and in the peer group on December 31, 2008 and that all dividends paid by us and such companies were reinvested, and tracks the relative performance of such investments through December 31, 2013.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*

Among Grand Canyon Education, Inc., the S&P 500 Index, and a Peer Group

$250
$200
$150
$100
$50
$0
12/08
12/09
12/10
12/11
12/12
12/13
Grand Canyon Education, Inc.
S&P 500
Peer Group

*$100 invested on 12/31/08 in stock or index, including reinvestment of dividends.
Fiscal year ending December 31.

Copyright© 2014 S&P, a division of The McGraw-Hill Companies Inc. All rights reserved.

	12/08	12/09	12/10	12/11	12/12	12/13
Grand Canyon Education, Inc.	100.00	101.22	104.31	84.98	124.97	232.16
S&P 500	100.00	126.46	145.51	148.59	172.37	228.19
Peer Group	100.00	80.61	60.63	72.70	28.51	40.72

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

The following selected consolidated financial and other data should be read in conjunction with Item 8, Consolidated Financial Statements and Supplementary Data, and Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, to fully understand the information presented below. The selected consolidated income statement data and other data, excluding period end enrollment, for the years ended December 31, 2013, 2012, and 2011, and the selected consolidated balance sheet data as of December 31, 2013, and 2012, have been derived from our audited consolidated financial statements for such years, which are included herein. The selected consolidated income statement data and other data, excluding period end enrollment, for the years ended December 31, 2010 and 2009, and the selected consolidated balance sheet data as of December 31, 2011, 2010, and 2009, have been derived from our audited consolidated financial statements for such years, which are not included herein. Our historical results are not necessarily indicative of our results for any future period.

	Year Ended December 31,
	2013	2012	2011	2010	2009
	(In thousands, except per share data)
Income Statement Data:
Net revenue	$598,335	$511,257	$426,741	$385,625	$261,902
Costs and expenses:
Instructional costs and services	254,419	220,403	194,801	178,844	107,104
Admissions advisory and related(1)	97,077	85,917	70,758	74,243	58,970
Advertising(1)	60,985	51,023	45,587	35,550	24,820
Marketing and promotional(1)	5,644	4,360	3,610	2,700	1,615
General and administrative	36,934	35,502	29,043	26,621	21,603
Lease termination costs	—	—	782	—	—
Contract termination fees to related party	—	—	—	9,233	—
Exit costs	—	—	—	258	1,218

Total costs and expenses	455,059	397,205	344,581	327,449	215,330

Operating income	143,276	114,052	82,160	58,176	46,572
Interest expense	(2,244)	(699)	(720)	(889)	(1,613)
Interest income and other	3,863	71	88	168	324

Income before income taxes	144,895	113,424	81,528	57,455	45,283
Income tax expense	56,184	43,977	30,982	22,249	17,979

Net income	$88,711	$69,447	$50,546	$35,206	$27,304

Earnings per common share
Basic	$1.98	$1.57	$1.13	$0.77	$0.60
Diluted	$1.92	$1.53	$1.12	$0.76	$0.60
Shares used in computing earnings per common share
Basic	44,731	44,332	44,631	45,722	45,184
Diluted	46,131	45,251	45,105	46,396	45,503

	Year Ended December 31,
	2013	2012	2011	2010	2009
	(In thousands)
Other Data:
Capital expenditures	$78,948	$97,653	$80,545	$62,627	$60,265
Purchase of land and building related to off-site development	$14,542	$7,223	$—	$—	$—
Depreciation and amortization	$25,141	$21,627	$16,738	$11,812	$7,664
Adjusted EBITDA (unaudited)(2)	$185,086	$149,593	$107,428	$85,824	$65,119
Period end enrollment(3):
Online	49,580	44,690	38,918	37,734	34,596
Ground	10,078	7,602	4,999	3,748	3,113

	As of December 31,
	2013	2012	2011	2010	2009
	(In thousands)
Balance Sheet Data:
Cash and cash equivalents, marketable securities and investments	$164,244	$105,111	$21,189	$33,637	$63,101
Restricted cash, cash equivalents and investments	64,368	56,189	56,670	52,938	3,233
Total assets	616,100	494,923	317,847	275,096	174,738
Capital lease obligations (including short-term)	586	674	1,144	1,824	1,619
Notes payable (including short-term)	93,100	99,701	21,640	23,907	26,088
Total stockholders’ equity	344,844	234,059	163,293	127,501	86,028

(1)	During the first quarter of 2013, the University made changes in its presentation of operating expenses and revised prior periods to conform to the current presentation. This change is more fully described in Note 2 to our consolidated financial statements that are included in Item 8, Consolidated Financial Statements and Supplementary Data. All years presented in the five year table were reclassified to conform to the current presentation.
(2)	Adjusted EBITDA is defined as net income plus interest expense net of interest income, plus income tax expense, and plus depreciation and amortization (EBITDA), as adjusted for (i) the amortization of prepaid royalty payments recorded in conjunction with a settlement of a dispute with our former owner (ii) contributions to Arizona school tuition organizations in lieu of the payment of state income taxes, which we typically make in the fourth quarter of a fiscal year; (iii) share-based compensation and; (iv) one-time, unusual charges or gains, such as litigation and regulatory reserves, exit or lease termination costs, contract termination fees, or the gain recognized on the settlement of the note receivable.
(3)	Enrollment at December 31, 2013, 2012, 2011 and 2010 represents individual students who attended a course during the last two months of the calendar quarter. Prior to our transition to a BBAY environment, enrollment had been defined as individual students that attended a course in a term that was in session as of the end of the quarter.

We present Adjusted EBITDA because we consider it to be an important supplemental measure of our operating performance. We also make certain compensation decisions based, in part, on our operating performance, as measured by Adjusted EBITDA, and our loan agreement requires us to comply with covenants that include performance metrics substantially similar to Adjusted EBITDA. All of the adjustments made in our calculation of Adjusted EBITDA are adjustments to items that management does not consider to be reflective of our core operating performance. Management considers our core operating performance to be that which can be affected by our managers in any particular period through their management of the resources that affect our underlying revenue and profit generating operations during that period. Royalty expenses paid to our former owner, contributions to Arizona school tuition organizations in lieu of the payment of state income taxes, share-based compensation, one time unusual charges or gains, such as estimated litigation and regulatory reserves, exit costs, contract and lease termination fees, and the gain recognized on the settlement of notes receivable are not considered reflective of our core performance. We believe Adjusted EBITDA allows us to compare our current operating results with corresponding historical periods and with the operational performance of other companies in our industry because it does not give effect to potential differences caused by variations in capital structures (affecting relative interest expense, including the impact of write-offs of deferred financing costs when companies refinance their indebtedness), tax positions (such as the impact on periods or companies of changes in effective tax rates or net operating losses), the book amortization of intangibles (affecting relative amortization expense), and other items that we do not consider reflective of underlying operating performance. We also present Adjusted EBITDA because we believe it is frequently used by securities analysts, investors, and other interested parties as a measure of performance.

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

In addition, other companies, including other companies in our industry, may calculate these measures differently than we do, limiting the usefulness of Adjusted EBITDA as a comparative measure. Because of these limitations, Adjusted EBITDA should not be considered as a substitute for net income, operating income, or any other performance measure derived in accordance with GAAP, or as an alternative to cash flow from operating activities or as a measure of our liquidity. We compensate for these limitations by relying primarily on our GAAP results and use Adjusted EBITDA only as a supplemental performance measure. For more information, see our consolidated financial statements and the notes to those statements included elsewhere in this Annual Report on Form 10-K.

The following table reconciles Adjusted EBITDA to net income for the periods indicated:

	Year Ended December 31,
(In thousands)	2013	2012	2011
Net income	$88,711	$69,447	$50,546
Plus: interest expense net of interest income	2,027	628	632
Plus: income tax expense	56,184	43,977	30,982
Plus: depreciation and amortization	25,141	21,627	16,738

EBITDA	172,063	135,679	98,898

Plus: royalty to former owner(a)	296	296	296
Plus: contributions made in lieu of state income taxes(b)	2,500	2,000	1,000
Plus: estimated litigation and regulatory reserves(c)	3,937	3,807	—
Less: gain on proceeds received from notes receivable(d)	(3,646)	—	—
Plus: lease termination costs(e)	—	—	782
Plus: share-based compensation(f)	9,936	7,811	6,452

Adjusted EBITDA	$185,086	$149,593	$107,428

(a)	Represents the amortization of prepaid royalty payments, as discussed in Note 3 to our consolidated financial statements that are included in Item 8, Consolidated Financial Statements and Supplementary Data.
(b)	Reflects contributions to various Arizona school tuition organizations to assist with funding for education. In connection with such contributions made we received a dollar-for-dollar state income tax credit, which resulted in a reduction in our effective income tax rate to 38.8%, 38.8% and 38.0% for the years ended December 31, 2013, 2012 and 2011, respectively. Had these contributions not been made, our effective tax rate would have been 39.8%, 39.8% and 38.7%, for 2013, 2012 and 2011, respectively. Such contributions are viewed by our management to be made in lieu of payments of state income taxes and are therefore excluded from evaluation of our core operating performance.
(c)	Reflects $3.9 million and $3.5 million for the program review reserve in 2013 and 2012, respectively, and $0.3 million for estimated litigation reserves in 2012. See Item 8, Consolidated Financial Statements and Supplementary Data.
(d)	Represents gain on proceeds received from a note receivable purchased in December 2012. See Item 8, Consolidated Financial Statements and Supplementary Data.
(e)	Reflects termination costs incurred related to the early termination of leased space, removal of deferred rent and leasehold improvements.
(f)	Reflects share-based compensation expense relating to restricted stock awards and option grants made to employees and directors.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations for the year ended December 31, 2013 should be read in conjunction with our consolidated financial statements and related notes that appear in Item 8, Consolidated Financial Statements and Supplementary Data. In addition to historical information, the following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to these differences include those discussed below and elsewhere in this Annual Report on Form 10-K, particularly in Item 1A, Risk Factors and Forward-Looking Statements.

Executive Overview

We are a regionally accredited provider of postsecondary education services focused on offering graduate and undergraduate degree programs in our core disciplines of education, healthcare, business and liberal arts. We offer programs online, on ground at our approximately 133-acre traditional campus in Phoenix, Arizona and onsite at facilities we lease and at facilities owned by third party employers. At December 31, 2013, we had approximately 59,700 students. At December 31, 2013, 83.1% of our students were enrolled in our online programs and, of our working adult students (online and professional studies students), 43.5% were pursuing master’s or doctoral degrees.

Key Trends, Developments and Challenges

The following circumstances and trends present opportunities, challenges and risks.

Evolving Postsecondary Education Market. We believe the number of non-traditional students who work, are raising a family, or are doing both while trying to earn a college degree continues to grow. The continued economic environment in the U.S., however, has caused an increased number of potential students and/or their parents to consider the cost of education as a primary factor in choosing the school that they will attend. Given these trends, we believe that many individuals will be attracted to our high quality academic programs at affordable tuition rates. We also believe that competition for students continues to increase. We compete primarily with traditional public and four-year degree-granting regionally accredited colleges and universities and other proprietary degree-granting regionally accredited schools. An increasing number of traditional colleges and universities and community colleges are offering distance learning and other online education programs, including programs that are geared towards the needs of working adult students. This trend has been accelerated by private companies that provide and/or manage online learning platforms for traditional colleges and universities. As the proportion of traditional colleges and universities providing alternative learning modalities increases, we face increasing competition for students from such institutions, including those with well-established reputations for excellence. In addition, we also are experiencing competition from various emerging nontraditional, credit-bearing and noncredit-bearing education programs, provided by both proprietary and not-for-profit providers, including massive open online courses (MOOCs) offered worldwide without charge by traditional educational institutions and other direct-to-consumer education services.

Regulation and Oversight. We are subject to extensive regulation by federal and state governmental agencies and accrediting bodies. In particular, the Higher Education Act of 1965, as amended (the “Higher Education Act”), and the regulations promulgated thereunder by the Department of Education subject us to significant regulatory scrutiny on the basis of numerous standards that schools must satisfy in order to participate in the various federal student financial assistance programs under Title IV of the Higher Education Act. See Item 1. Business – Regulation. Recent regulations have imposed new reporting and disclosure requirements that have caused increased administrative burden and costs and may have a negative effect on our growth and enrollments. In addition, in recent years, there has been increased focus by Congress on the role that proprietary educational institutions play in higher education and various proposals to modify the laws to which proprietary educational institutions are subject. We cannot predict what legislation, if any, may result from these Congressional proposals or what impact any such legislation might have on the proprietary education sector generally or our business in particular. To the extent that any laws or regulations are adopted, or other administrative actions are taken, that limit our participation in Title IV programs or the amount of student financial aid for which the students at our institutions are eligible, our enrollments, revenues and results of operation could be materially and adversely affected.

Fiscal Year 2013 Events

We experienced the following significant events in 2013:

•	Enrollment, Net Revenue, and Operating Income Growth. We achieved enrollment growth of 14.1% for the fiscal year ended December 31, 2013 as compared to the fiscal year ended December 31, 2012, as ground enrollment increased 32.6% and online enrollment increased 10.9% over the prior year. We attribute the significant growth in our ground enrollment between years to our increasing brand recognition and the value proposition that our ground traditional campus affords to traditional-aged students and their parents. After scholarships, our ground traditional students pay tuition, room, board, and fees in an amount that is often half to a third of what it costs to attend a private, traditional university in another state and an amount comparable to what it costs to attend the public universities in the state of Arizona as an in-state student. Net revenues increased 17.0% over the prior year primarily due to the enrollment growth and due to an increase in ancillary revenues resulting from the increased traditional student enrollment (e.g. housing, food, parking, etc.). We did not raise tuition in any of our programs for our 2013-2014 academic year and have not raised our tuition for our traditional ground programs in four years. Operating income was $143.3 million for the fiscal year ended December 31, 2013, an increase of 25.6% over the $114.1 million in operating income for 2012.

•	Increased Brand Recognition. Our brand recognition for our traditional campus was highlighted throughout 2013 primarily due to highly visible awards and recognition we received. The University won the 2013 honor as “Economic Driver” for large Phoenix-area businesses and also Business of the Year for the large-business sector as awarded by Phoenix Chamber of Commerce. The University won the 2012-13 and 2011-12 Learfield Sports Directors Cup as the top overall NCAA Division II intercollegiate athletic program based on the combined success in all of the sports in which we competed. In November 2012, we accepted an invitation to be a member of the NCAA Division I Western Athletic Conference beginning with the 2013-14 academic year and in September 2013 we began playing full Division I schedules. Our home men’s basketball games are televised locally and we have averaged over 4,000 fans at these games which is the second highest average attendance in our conference. We believe this increased brand recognition has been the primary factor behind our increased enrollment, especially in Arizona and bordering states.

•	Capital Expenditures. Our capital expenditures in 2013 of $78.9 million were primarily related to the expansion of our physical campus and significant investments in technology innovation to support our students and staff. In 2013, we completed two additional dormitories, which include additional work-out facilities and an expansion of our student union which includes additional food services and library space. We also started construction on a new classroom building to support our increasing traditional student enrollment as well as purchases of computer equipment, internal use software projects and furniture and equipment. In addition, during 2013 we spent $14.5 million to refurbish a building that is located less than two miles from our Phoenix, Arizona traditional campus and is being used as office space for our employees. These investments are intended to support our growing on-campus student population as well as enhance the brand of the University.

•	Community Involvement and the Public Good. The University is involved in more than 120 community events and projects throughout the year. We put on a Fall festival in October that draws more than 5,000 people to campus, and popular gift drives at Christmas and Easter help brighten those seasons for many underprivileged families. Our faculty, staff and students also go out into our surrounding neighborhoods to participate in University sponsored programs such as Serve the City, Canyon Kids, 12 Months of Service and the Run to Fight Children’s Cancer. In September 2013, the University launched a free mentoring and tutoring program for students at nearby Alhambra High School in hopes of raising the math, reading skills and confidence of underperforming students at the Phoenix school, many of whom come from disadvantaged minority households. Our students are serving as tutors and mentors to these high school students and the results thus far have been extremely positive. We anticipate expanding this program to other high schools as part of our K-12 Outreach Program with our communities.

•	Program Participation Agreement. On October 28, 2013, the University received a new program participation agreement with full certification from the Department of Education, which gives the University the ability to participate in the Title IV programs through September 30, 2017.

•	Conclusion of Program Review. In connection with its administration of the Title IV federal student financial aid programs, the Department of Education periodically conducts program reviews at selected schools that receive Title IV funds. In July 2010, the Department of Education initiated a program review of Grand Canyon University covering the 2008-2009 and 2009-2010 award years. On August 24, 2011, the University received from the Department of Education a written preliminary program review report that included five findings, two of which involve individual student-specific errors concerning the monitoring of satisfactory academic progress for two students and the certification of one student’s Federal Family Educational Loan as an unsubsidized Stafford loan rather than a subsidized Stafford loan. The other three findings related to allegedly improper payment of incentive compensation to enrollment counselors, offering an ineligible program, and improper procedures related to conducting financial aid returns for students with non-passing grades. On September 27, 2013, the University and the Department of Education entered into an agreement that fully resolved the findings in the preliminary program review report and closed the program review.

•	Plans announced for east Mesa campus. During 2013, we announced our plans to acquire 100 acres for the development of a second campus in Mesa, Arizona as part of a unique mixed-use project called Eastmark. Classes would begin on the site in 2015, and enrollment eventually could approach 10,000 students. The University currently has plans to spend approximately $170 million in the next two years in infrastructure and construction costs which we believe would bring the campus to a capacity of 5,000 students.

Key financial metrics

Net revenue

Net revenue consists principally of tuition, room and board charges attributable to students residing on our ground campus, application and graduation fees, and fees from educational resources such as access to online materials or commissions we earn from bookstore and publication sales, less scholarships. Factors affecting our net revenue include: (i) the number of students who are enrolled and who remain enrolled in our courses; (ii) the number of credit hours per student; (iii) our degree and program mix; (iv) changes in our tuition rates; (v) the timing of our ground traditional campus semesters; (vi) the amount of the scholarships that we offer; and (vii) the number of students housed in, and the rent charged for, our on-campus student apartments and dormitories.

We define enrollment as individual students who attended a course during the last two months of the calendar quarter. We offer three 15-week semesters in a calendar year with one start available per semester for our traditional ground students. Online and professional studies students have more frequent class starts in five-, seven- or eight-week courses through the calendar year. Enrollments are a function of the number of continuing students at the beginning of each period and new enrollments during the period, which are offset by graduations, withdrawals, and inactive students during the period. Inactive students for a particular period include students who are not registered in a class and, therefore, are not generating net revenue for that period, but who have not withdrawn from Grand Canyon University.

We believe that the principal factors that affect our enrollments and net revenue are the number and breadth of the programs we offer; the attractiveness of our program offerings and learning experience, particularly for career-oriented adults who are seeking pay increases or job opportunities that are directly tied to higher educational attainment; the effectiveness of our marketing, recruiting and retention efforts, which is affected by our brand strength and price point; the quality of our academic programs and student services; the convenience and flexibility of our online delivery platform; the availability and cost of federal and other funding for student financial aid; the seasonality of our net revenue, which is enrollment driven and is typically lowest in our second fiscal quarter and highest in our fourth fiscal quarter; and general economic conditions, particularly as they might affect job prospects in our core disciplines.

The following is a summary of our student enrollment at December 31, 2013, 2012, and 2011 by degree type and by instructional delivery method:

	December 31,
	2013(1)		2012(1)		2011(1)
	# of Students	% of Total	# of Students	% of Total	# of Students	% of Total
Graduate degree(2)	22,476	37.7%	19,395	37.1%	17,175	39.1%
Undergraduate degree	37,182	62.3%	32,897	62.9%	26,742	60.9%

Total	59,658	100.0%	52,292	100.0%	43,917	100.0%

	December 31,
	2013(1)		2012(1)		2011
	# of Students	% of Total	# of Students	% of Total	# of Students	% of Total
Online(3)	49,580	83.1%	44,690	85.5%	38,918	88.6%
Ground(4)	10,078	16.9%	7,602	14.5%	4,999	11.4%

Total	59,658	100.0%	52,292	100.0%	43,917	100.0%

(1)	Enrollment at December 31, 2013, 2012 and 2011 represents individual students who attended a course during the last two months of the calendar quarter. Included in enrollment at December 31, 2013, 2012 and 2011 are students pursuing non-degree certificates of 487, 440, and 388, respectively. The 2012 and 2011 amounts also included high school dual credit students of 229 and 111, respectively. We are no longer including these students in our enrollment.
(2)	Includes 4,285, 3,065 and 1,924 students pursuing doctoral degrees at December 31, 2013, 2012 and 2011, respectively.
(3)	As of December 31, 2013, 2012 and 2011, 43.5%, 41.9% and 42.8%, respectively, of our working adult students (online and professional studies students) were pursuing graduate or doctoral degrees.
(4)	Includes our traditional on-campus students, as well as our professional studies students.

For the 2012-13 and 2013-14 academic years (the academic year begins in May), our prices per credit hour range from $350 to $465 for undergraduate online and professional studies courses, $495 to $600 for graduate online courses, $630 for doctoral online programs, and $688 for undergraduate courses for ground students. For our active duty and active reserve online and professional studies students, our prices per credit hour are $250 for undergraduate, $400 for graduate courses and $599 for doctoral courses. The overall price of each course varies based upon the number of credit hours per course (with most courses representing four credit hours), the degree level of the program, and the discipline. In addition, we charge a fixed $8,250 “block tuition” for undergraduate ground students taking between 12 and 18 credit hours per semester, with an additional $688 per credit hour for credits in excess of 18. A traditional undergraduate degree typically requires a minimum of 120 credit hours. The minimum number of credit hours required for a master’s degree and overall cost for such a degree varies by program, although such programs typically require approximately 36 credit hours. The doctoral program requires approximately 60 credit hours.

Based on current tuition rates, tuition for a full program would generally equate to between $17,340 and $24,480 for an online master’s program, between $42,000 and $55,800 for a full four-year online bachelor’s program, $37,800 and $39,700 for a full doctoral program, and approximately $66,000 for a full four-year bachelor’s program taken on our ground campus. The tuition amounts referred to above assume no reductions for transfer credits or scholarships, which many of our students utilize to reduce their total program costs. For example, the average student on our ground traditional campus will pay less than $8,000 in tuition in the 2013-14 school year after scholarships. Thus, based on the number of transfer credits and the scholarships they receive it is likely that a student will pay less than $30,000 in tuition for a bachelor’s degree on our ground campus. For the years ended December 31, 2013, 2012 and 2011, our revenue was reduced by approximately $111.8 million, $94.3 million and $73.6 million, respectively, as a result of scholarships that we offered to our students. The increase in scholarships reflects our increased revenues and our resulting increased use of scholarships (especially academic scholarships), to attract high performing students to our ground traditional campus.

Revenue per student for the year ended December 31, 2013 increased over 2012 as a result of improved retention and the increase in traditional ground students as a percentage of our total enrollment. Revenue per student for our ground traditional students is higher than our working adult students due to room and board and other fees. We did not raise tuition in any of our programs for our 2013-14 academic year and have not raised our tuition for our traditional ground program in four years. This reflects a concerted effort to control tuition pricing for students so that debt levels assumed by our students are reasonable. Tuition increases have not historically been, and may not in the future be, consistent across our programs due to market conditions and differences in operating costs of individual programs.

We derive a majority of our net revenues from tuition financed by the Title IV programs. For the years ended December 31, 2013, 2012 and 2011, we derived cash receipts equal to approximately 78.5%, 80.3%, and 80.2%, respectively, of our net revenues from Title IV programs. Our students also rely on scholarships, personal savings, private loans, and employer tuition reimbursements to pay a portion of their tuition and related expenses.

Costs and expenses - Financial Statement Presentation

Effective during the first quarter of 2013, the University made changes in its presentation of operating expenses and reclassified prior periods to conform to the current presentation. The University determined that these changes would provide more meaningful information and are consistent with changes recently made by a number of other regionally accredited for-profit universities. Additionally, this new presentation better classifies its costs consistently with the operational changes the University has made related to the roles and responsibilities of its admissions personnel. Specifically we have separated admissions advisory and related expenses from advertising, and marketing and promotional expenses as the admissions personnel role has evolved into one in which a substantial amount of time is spent educating students not only during the admissions process but also through matriculation and during their program of study.

Instructional Costs and Services

Instructional costs and services consist primarily of costs related to the administration and delivery of the University’s educational programs, including electronic media. This expense category includes salaries, benefits and share-based compensation for full-time and adjunct faculty and administrative personnel, information technology costs, bad debt expense, curriculum and new program development costs (which are expensed as incurred) and costs associated with other support groups that provide services directly to the students. This category also includes an allocation of depreciation, amortization, rent, and occupancy costs attributable to the provision of educational services, primarily at the University’s Phoenix, Arizona campus.

Admissions Advisory and Related

The University previously reported costs related to our admissions advisory personnel in selling and promotional expenses on our Consolidated Income Statement. Admissions advisory and related expenses include salaries and benefits for admissions advisory personnel, and revenue share expense as well as an allocation of depreciation, amortization, rent and occupancy costs attributable to the admissions advisory personnel.

Advertising

As discussed above, the University previously reported advertising costs in selling and promotional expenses on our Consolidated Income Statement. Advertising expenses include brand advertising, marketing leads and other branding activities. Advertising costs are expensed as incurred.

Marketing and Promotional

The University previously reported costs related to our marketing and promotional expenses in selling and promotional expenses on our Consolidated Income Statement. Marketing and promotional expenses include salaries, benefits and share-based compensation for marketing personnel, and other promotional expenses. This category also includes an allocation of depreciation, amortization, rent, and occupancy costs attributable to marketing and promotional activities. Marketing and promotional costs are expensed as incurred.

General and Administrative

General and administrative expenses include salaries, and benefits and share-based compensation of employees engaged in corporate management, finance, human resources, compliance, and other corporate functions. General and administrative expenses also include an allocation of depreciation, amortization, rent, and occupancy costs attributable to the departments providing general and administrative functions.

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

We believe that the following critical accounting policies involve our more significant judgments and estimates used in the preparation of our consolidated financial statements:

Revenue recognition. Net revenues consist primarily of tuition and fees derived from courses taught by us online, at our approximately 133-acre traditional campus in Phoenix, Arizona, and onsite at facilities we lease or those of employers, as well as from related educational resources such as access to online materials. Tuition revenue and most fees and related educational resources are recognized pro-rata over the applicable period of instruction, net of scholarships awarded by us. Generally, we will refund all or a portion of tuition already paid pursuant to our refund policy, dependent upon length of course and modality and subject to certain state specific refund requirements. If a student withdraws at a time when only a portion, or none of the tuition is refundable, then we continue to recognize the tuition that was not refunded pro-rata over the term of the course and as the amount subject to refund is never greater than the amount of revenue that has been deferred, under our accounting policies revenue is not recognized with respect to amounts that could potentially be refunded. Sales tax collected from students is excluded from net revenues. We also charge online students an upfront learning management fee, which is deferred and recognized over the average expected term of a student. Costs that are direct and incremental to new online students are also deferred and recognized ratably over the average expected term of a student. Deferred revenue and student deposits in any period represent the excess of tuition, fees and other student payments received as compared to amounts recognized as revenue on the statement of operations and are reflected as current liabilities in the accompanying balance sheet. Our educational programs have starting and ending dates that differ from our quarters. Therefore, at the end of each fiscal quarter, a portion of revenue from these programs is not yet earned. Other revenues may be recognized as sales occur or services are performed.

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

We record an allowance for doubtful accounts for estimated losses resulting from the inability, failure or refusal of our students to make required payments, which includes the recovery of financial aid funds advanced to a student for amounts in excess of the student’s cost of tuition and related fees. We determine the adequacy of our allowance for doubtful accounts based on an analysis of our historical bad debt experience, current economic trends, and the aging of the accounts receivable and student status. We apply a reserve to our receivables based upon an estimate of the risk presented by the age of the receivables and student status. We have historically written off accounts receivable at the earlier of the time the balance is deemed uncollectible, or one year after the revenue is generated. We reserve for receivables due from inactive students on a more accelerated basis than those due from active students and write off inactive student accounts at 150 days, as amounts due from inactive students are much more difficult to collect than amounts due from active students. We monitor our collections and write-off experience to assess whether adjustments are necessary.

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

Income taxes. We recognize the amount of taxes payable or refundable for the current year and deferred tax assets and liabilities for future tax consequences of events that have been recognized in our consolidated financial statements or tax returns. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which the temporary differences are expect to be realized. Our deferred tax assets are subject to periodic recoverability assessments. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount that more likely than not will be realized. Realization of the deferred tax assets is principally dependent upon achievement of projected future taxable income offset by deferred tax liabilities. We evaluate the realizability of the deferred tax assets annually. Since becoming a taxable corporation in August 2005, we have not recorded any valuation allowances to date on our deferred income tax assets. Commencing in January 2008, we evaluate and account for uncertain tax positions using a two-step approach. Recognition occurs when we conclude that a tax position based solely on its technical merits, is more-likely-than-not to be sustained upon examination. Measurement determines the amount of benefit that is greater than 50% likely to be realized upon the ultimate settlement with a taxing authority that has full knowledge of the facts. Derecognition of a tax position that was previously recognized occurs when we determine that a tax position no longer meets the more-likely-than-not threshold of being sustained upon examination.

Results of Operations

The following table sets forth statements of operations data as a percentage of net revenue for each of the periods indicated:

	Year Ended December 31,
	2013	2012	2011
Net revenue	100.0%	100.0%	100.0%
Costs and expenses
Instructional costs and services	42.5	43.1	45.6
Admissions advisory and related	16.2	16.8	16.6
Advertising	10.2	10.0	10.7
Marketing and promotional	0.9	0.9	0.8
General and administrative	6.2	6.9	6.8
Lease termination costs	0.0	0.0	0.2

Total costs and expenses	76.1	77.7	80.7

Operating income	23.9	22.3	19.3
Interest expense	(0.4)	(0.1)	(0.2)
Interest and other income	0.6	0.0	0.0

Income before income taxes	24.2	22.2	19.1
Income tax expense	9.4	8.6	7.3

Net income	14.8	13.6	11.8

Year Ended December 31, 2013 Compared to Year Ended December 31, 2012

Net revenue. Our net revenue for the year ended December 31, 2013 was $598.3 million, an increase of $87.0 million, or 17.0%, as compared to net revenue of $511.3 million for the year ended December 31, 2012. This increase was primarily due to an increase in ground and online enrollment and, to a lesser extent, an increase in room and board and other student fees, partially offset by an increase in institutional scholarships. We did not raise tuition in any of our programs for our 2013-14 academic year and have not raised our tuition for our traditional ground program in four years. End-of-period enrollment increased 14.1% between December 31, 2013 and 2012, as ground enrollment increased 32.6% and online enrollment increased 10.9% over the prior year. We attribute the significant growth in our ground enrollment between years to our increasing brand recognition and the value proposition that our ground traditional campus affords to traditional-aged students and their parents. After scholarships our ground traditional students pay for tuition, room, board, and fees often half to a third of what it costs to attend a private, traditional university in another state and an amount comparable to what it costs to attend the public universities in the state of Arizona as an in-state student. As the proportion of traditional colleges and universities providing alternative learning modalities increases, we will face increasing competition for working adult students from such institutions, including those with well-established reputations for excellence.

Instructional costs and services expenses. Our instructional costs and services expenses for the year ended December 31, 2013 were $254.4 million, an increase of $34.0 million, or 15.4%, as compared to instructional costs and services expenses of $220.4 million for the year ended December 31, 2012. This increase was primarily due to increases in instructional compensation and related expenses including share-based compensation, faculty compensation, dues, fees, subscriptions and other instructional supplies, depreciation and amortization, bad debt expense, and other miscellaneous instructional costs and services of $10.5 million, $8.0 million, $5.7 million, $4.1 million, $1.9 million, and $3.8 million. The increase in employee compensation and related expenses and faculty compensation are primarily due to the increase in the number of staff to support the increasing number of students attending the University. In addition, we continue to increase our online full-time faculty and have incurred an increase in benefit costs between years. We also incurred an increase in dues, fees, subscriptions and other instructional supplies due to increased licensing fees related to educational resources and increased food costs associated with a higher number of residential students. The increase in depreciation and amortization is the result of us placing into service two additional dormitories, an Arts and Sciences classroom building, and a parking garage for our ground traditional campus in the Fall of 2012 and two additional dormitories and the renovated student union in the Fall of 2013. Our instructional costs and services expenses as a percentage of net revenue decreased by 0.6% to 42.5% for the year ended December 31, 2013, as compared to 43.1% for the year ended December 31, 2012 as bad debt expense decreased to 3.3% of net revenues for the year ended December 31, 2013 from 3.5% of net revenues for the year ended December 31, 2012 as well as our ability to leverage our instructional costs and services across an increasing revenue base.

Admissions advisory and related expenses. Our admissions advisory and related expenses for the year ended December 31, 2013 were $97.1 million, an increase of $11.2 million, or 13.0%, as compared to admissions advisory and related expenses of $85.9 million for the year ended December 31, 2012. This increase was primarily due to increases in employee compensation and related expenses, revenue share, and other admissions advisory expenses of $8.6 million, $1.2 million and $1.4 million, respectively. Employee compensation and related expenses increased as a result of increasing the number of ground traditional enrollment counselors between years as well as increases in benefit expenses between years. Our admissions advisory and related expenses as a percentage of net revenue decreased by 0.6% to 16.2% for the year ended December 31, 2013, from 16.8% for the year ended December 31, 2012 primarily due to our ability to leverage our admissions advisory personnel across an increasing revenue base.

Advertising expenses. Our advertising expenses for the year ended December 31, 2013 were $61.0 million, an increase of $10.0 million, or 19.5%, as compared to advertising expenses of $51.0 million for the year ended December 31, 2012. This increase was primarily due to increased brand advertising focused on the southwestern United States region. Our advertising expenses as a percentage of net revenue increased by 0.2% to 10.2% for the year ended December 31, 2013, from 10.0% for the year ended December 31, 2012.

Marketing and promotional expenses. Our marketing and promotional expenses for the year ended December 31, 2013 were $5.6 million, an increase of $1.2 million, or 29.5%, as compared to marketing and promotional expenses of $4.4 million for the year ended December 31, 2012. This increase was primarily the result of increases in employee compensation and related expenses of $1.1 million. Our marketing and promotional expenses as a percentage of net revenue stayed flat at 0.9% for both of the years ended December 31, 2013 and 2012.

General and administrative expenses. Our general and administrative expenses for the year ended December 31, 2013 were $36.9 million, an increase of $1.4 million, or 4.0%, as compared to general and administrative expenses of $35.5 million for the year ended December 31, 2012. This increase was primarily due to an increase in employee compensation and related expenses including share-based compensation of $1.6 million due primarily to increased headcount to support our increasing number of students and an increase in benefit costs between years, partially offset by a decrease in legal costs between years. Our general and administrative expenses as a percentage of net revenue decreased by 0.7% to 6.2% for the year ended December 31, 2013, from 6.9% for the year ended December 31, 2012.

Interest expense. Our interest expense for the year ended December 31, 2013 was $2.2 million, an increase of $1.5 million, as compared to interest expense of $0.7 million for the year ended December 31, 2012. This increase was primarily due to the expansion of our credit facility in December 2012. Our interest expense increased as a percentage of net revenue by 0.3% to 0.4% for the year ended December 31, 2013, from 0.1% for the year ended December 31, 2012.

Interest and other income. Our interest and other income for the year ended December 31, 2013 was $3.9 million, an increase of $3.8 million, as compared to interest and other income of $0.1 million for the year ended December 31, 2012. The increase was primarily due to late penalty income and default interest earned on a settlement of a note receivable purchased in 2012.

Income tax expense. Income tax expense for the year ended December 31, 2013 was $56.2 million, an increase of $12.2 million from $44.0 million for the year ended December 31, 2012. This increase was primarily attributable to increased income before income taxes. Our effective tax rate was 38.8% for both the year ended December 31, 2013 and 2012.

Net income. Our net income for the year ended December 31, 2013 was $88.7 million, an increase of $19.3 million, as compared to $69.4 million for the year ended December 31, 2012, due to the factors discussed above.

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

Instructional costs and services expenses. Our instructional costs and services expenses for the year ended December 31, 2012 were $220.4 million, an increase of $25.6 million, or 13.1%, as compared to instructional costs and services expenses of $194.8 million for the year ended December 31, 2011. This increase was primarily due to increases in instructional compensation and related expenses including share-based compensation, faculty compensation, depreciation and amortization, dues, fees, subscriptions and other instructional supplies, program review reserve, arena expense and other miscellaneous instructional costs and services of $15.8 million, $7.4 million, $4.7 million, $5.2 million, $3.5 million, $1.3 million and $4.1 million. These increases were partially offset by a decrease in bad debt expense of $16.4 million. The increases in instructional and faculty compensation are primarily attributable to the increase in headcount (both staff and faculty) needed to provide student instruction and support services to support the increase in enrollments as well as increased benefit expenses such as medical costs and education benefits. Additionally, in 2011 a reversal of $0.7 million was recorded in employee compensation for amounts accrued in previous periods that were to be paid to non-enrollment employees for students they previously recruited and for which bonuses were to be paid when those students completed 24 credit hours. As a result of new compensation rules that became effective on July 1, 2011, these amounts could no longer be paid. The increase in depreciation and amortization is the result of our continued growth and expansion of the ground traditional campus in order to accommodate the growth in our traditional ground enrollment. The reserve for our program review represents the amounts returned related to certain Pell grants. We also incurred an increase in dues, fees, subscriptions and other instructional supplies due to increased licensing fees related to educational resources and increased food costs associated with a higher number of residential students. Arena expenses are higher in 2012 since we were only open for four months in 2011 compared to a full year of expenses in 2012. Our instructional costs and services expenses as a percentage of net revenue decreased by 2.5% to 43.1% for the year ended December 31, 2012, as compared to 45.6% for the year ended December 31, 2011. This decrease was a result of a decrease in bad debt expense as a percentage of net revenues from 8.1% in the year ended December 31, 2011 to 3.5% for the year ended December 31, 2012. This decrease was partially offset by increases as a percentage of net revenues in instructional employee compensation and related expenses, depreciation expense, program review reserve, dues, fees and other instructional supplies, share-based compensation and arena expenses. Bad debt expense decreased to $18.0 million or 3.5% of net revenues for the year ended December 31, 2012 from $34.4 million or 8.1% of net revenues for the year ended December 31, 2011 as a result of improved collections of receivables due from current students between periods due to operational improvements made during 2011 and a reduction in receivables due from former students, primarily due to improved retention.

Admissions advisory and related expenses. Our admissions advisory and related expenses for the year ended December 31, 2012 were $85.9 million, an increase of $15.1 million, or 21.4%, as compared to admissions advisory and related expenses of $70.8 million for the year ended December 31, 2011. This increase was primarily due to increases in employee compensation and related expenses, revenue share, and other admissions advisory expenses of $12.4 million, $1.9 million and $0.7 million, respectively. Employee compensation and related expenses increased as a result of increasing the number of enrollment counselors between years as well as increases in benefit expenses between years. Additionally, during the second quarter of 2011, we reversed $1.5 million of amounts accrued in previous periods that were to be paid to enrollment employees for students they previously recruited and for which bonuses were to be paid when those students completed 24 credit hours. Due to the compensation rule changes effective July 1, 2011 these amounts could no longer be paid. The revenue share expense increased due to us entering into a new revenue sharing agreement with MindStreams, L.L.C. in the third quarter of 2011. Our admissions advisory and related expenses as a percentage of net revenue increased by 0.2% to 16.8% for the year ended December 31, 2012, from 16.6% for the year ended December 31, 2011.

Advertising expenses. Our advertising expenses for the year ended December 31, 2012 were $51.0 million, an increase of $5.4 million, or 11.9%, as compared to advertising expenses of $45.6 million for the year ended December 31, 2011. This increase was primarily due to increased brand advertising focused on the southwestern United States region. Our advertising expenses as a percentage of net revenue decreased by 0.7% to 10.0% for the year ended December 31, 2012, from 10.7% for the year ended December 31, 2011.

Marketing and promotional expenses. Our marketing and promotional expenses for the year ended December 31, 2012 were $4.4 million, an increase of $0.8 million, or 20.8%, as compared to marketing and promotional expenses of $3.6 million for the year ended December 31, 2011. This increase was primarily the result of increases in employee compensation and related expenses of $0.8 million. Our marketing and promotional expenses as a percentage of net revenue increased slightly to 0.9% for the year ended December 31, 2012, from 0.8% for the year ended December 31, 2011.

General and administrative expenses. Our general and administrative expenses for the year ended December 31, 2012 were $35.5 million, an increase of $6.5 million, or 22.2%, as compared to general and administrative expenses of $29.0 million for the year ended December 31, 2011. This increase was primarily due to increases in employee compensation including share-based compensation, contributions made in lieu of state income taxes, debt issuance costs, occupancy expenses, and other general and administrative expenses of $3.7 million, $1.0 million, $0.8 million, $0.5 million, and $0.5 million, respectively. Employee compensation increased primarily due to increased headcount as well as increases in benefit expenses between years. Our general and administrative expenses as a percentage of net revenue increased by 0.1% to 6.9% for the year ended December 31, 2012, from 6.8% for the year ended December 31, 2011.

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

Liquidity, Capital Resources, and Financial Position

Liquidity. During 2013, we financed our operating activities and capital expenditures primarily through cash provided by operating activities. Our unrestricted cash, cash equivalents and investments were $164.2 million at December 31, 2013 and our restricted cash and cash equivalents were $64.4 million. In December 2012, we entered into a new credit agreement, which increased our term loan to $100 million with a maturity date of December 2019. Additionally, this facility provides a revolving line of credit in the amount of $50 million through December 2017 to be utilized for working capital, capital expenditures, share repurchases and other general corporate purposes. Indebtedness under the credit facility is secured by our assets and is guaranteed by certain of our subsidiaries. No amounts were drawn on the revolver as of December 31, 2013.

During 2013, we completed construction of two additional dormitories and an expansion of our student union, which includes additional food services and library space to support our growing traditional student enrollment as well as purchases of computer equipment, other internal use software projects and furniture and equipment to support our increasing employee headcount. Also in late fall 2013 we commenced construction on an additional classroom building and a 1,000 bed residence hall to increase our capacity on the Phoenix, Arizona campus. In addition, we spent $14.5 million in 2013 to refurbish a building that is located less than two miles from our Phoenix, Arizona campus and is being used as office space for our employees. In the first half of 2014, we expect to complete construction on the new classroom building, a residence hall, and a second parking garage. In the second half of 2014 we will start construction on an additional classroom building that will be dedicated to our new Engineering and Information Technology programs, an additional residence hall that will accommodate another 1,000 students, and a new bookstore. In addition, in the Spring of 2014 we will begin construction of our Mesa, Arizona campus. The University currently has plans to spend approximately $170 million in the next two years in infrastructure and construction costs for the Mesa, Arizona campus which we believe will bring this new campus to a capacity of 5,000 students. We anticipate capital expenditures in the next two years for the projects described above as well as for technology enhancements and equipment for our growing employee base will be approximately $300 million.

Based on our current level of operations and anticipated growth, we believe that our cash flow from operations and other sources of liquidity, including cash, and cash equivalents, will provide adequate funds for ongoing operations, planned capital expenditures, and working capital requirements for at least the next 24 months.

Share Repurchase Program

On April 25, 2013, our Board of Directors authorized the University to repurchase up to an additional $25 million ($75 million total) of common stock, from time to time, depending on market conditions and other considerations. The Board of Directors also extended the expiration date on the repurchase authorization to September 30, 2014. Repurchases occur at our discretion.

Under our share purchase authorization, we may purchase shares in the open market or in privately negotiated transactions, pursuant to the applicable Securities and Exchange Commission Rules. The amount and timing of future share repurchases, if any, will be made as market and business conditions warrant.

Since the approval of the initial share repurchase plan, the University has purchased 2,749,585 shares of common stock at an aggregate cost of $47.5 million which includes 339,795 shares of common stock at an aggregate cost of $8.3 million during the year ended December 31, 2013. At December 31, 2013, there remains $27.5 million available under our current share repurchase authorization.

Cash Flows

Operating Activities. Net cash provided by operating activities for each of the years ended December 31, 2013, 2012 and 2011 was $118.4 million, $144.2 million and $88.0 million, respectively. Cash provided by operations in 2013, 2012 and 2011 resulted from our net income plus non-cash charges for provision for bad debts, depreciation and amortization, timing of income tax and employee related payments and student deposits and changes in our working capital.

Investing Activities. Net cash used in investing activities was $172.5 million, $131.5 million, and $75.1 million for the years ended December 31, 2013, 2012, and 2011, respectively. Our cash used in investing activities is primarily related to the purchase of short-term investments and property and equipment, partially offset by proceeds received from the settlement of a note receivable and proceeds from the sale or maturity of short-term investments. Purchases of short-term investments, net of proceeds of these investments, was $108.4 million during the year ended December 31, 2013. Other capital expenditures were $78.9 million, $97.7 million and $80.5 million for the years ended December 31, 2013, 2012, and 2011, respectively. In 2013, capital expenditures primarily consisted of ground campus building projects including the construction costs for two additional dormitories and an expansion of our student union, which includes additional food services and library space to support our growing traditional student enrollment as well as purchases of computer equipment, other internal use software projects and furniture and equipment to support our increasing employee headcount. Also in late fall 2013 we commenced construction on an additional classroom building and a 1,000 bed residence hall to increase our capacity on the Phoenix, Arizona campus. In addition, during 2013 we spent $14.5 million to refurbish a building that is located less than two miles from our Phoenix, Arizona campus and is being used as office space for our employees. In 2012, capital expenditures primarily consisted of construction costs associated with two additional dormitories, an Arts and Science classroom building, a remodel of our student union, and a parking garage to support our increasing traditional student enrollment as well as purchases of computer equipment, internal use software projects and furniture and equipment. Also in 2012, we purchased an on campus dormitory that was previously leased. In 2011, capital expenditures completed consisted of a 140,000 square foot/5,000 seat basketball and entertainment arena, a student activity center that contains a food court, a bowling alley, and other student services, and a new dormitory, as well as campus improvements to support our growing on-campus student population, purchases of computer equipment, leasehold improvements, infrastructure licenses and software development costs, and office furniture and fixtures to support our increasing employee headcounts. In addition in 2011, we began construction of two new dormitories and a new Arts and Sciences classroom building that were completed in 2012.

Financing Activities. Net cash provided by (used in) financing activities was $4.8 million, $71.3 million, and $(25.3) million for the years ended December 31, 2013, 2012, and 2011, respectively. During 2013, proceeds from the exercise of stock options of $16.3 million and excess tax benefits from share-based compensation of $4.5 million were partially offset by $9.3 million used to purchase treasury stock in accordance with the University’s share repurchase program and principal payments on notes payable and capital leases totaling $6.7 million. During 2012, we received $99.2 million from our new credit facility, $8.0 million from the exercise of stock options partially offset by $15.2 million utilized to repurchase our common stock and $21.7 million used for payments on notes payable and capital lease obligations. During 2011, $23.1 million was used to purchase treasury stock in accordance with our share repurchase program and principal payments on notes payable and capital leases totaled $3.7 million. These uses of cash were partially offset by proceeds of $1.7 million from the exercise of stock options.

Contractual Obligations

The following table sets forth, as of December 31, 2013, the aggregate amounts of our significant contractual obligations and commitments with definitive payment terms due in each of the periods presented (in millions):

		Payments Due by Period
	Total	Less than 1 Year	2-3 Years	4-5 Years	More than 5 Years
Long term notes payable(1)	$93.1	$6.6	$13.2	$13.3	$60.0
Capital lease obligations(2)	0.6	0.1	0.5	0.0	0.0
Purchase obligations(3)	83.3	69.7	13.3	0.3	0.0
Operating lease obligations(4)	34.9	6.8	12.3	8.8	7.0

Total contractual obligations	$211.9	$83.2	$39.3	$22.4	$67.0

(1)	See Note 7, “Notes Payable and Other Noncurrent Liabilities,” to our consolidated financial statements, included in Item 8, Consolidated Financial Statements and Supplementary Data, for a discussion of our long term notes payable and other obligations.
(2)	See Note 8, “Capital Lease Obligations,” to our consolidated financial statements, included in Item 8, Consolidated Financial Statements and Supplementary Data, for a discussion of our capital lease obligations.
(3)	Represents unconditional purchase obligations and other obligations. Amount consists primarily of construction agreements for construction in progress on our ground traditional campus.
(4)	See Note 9, “Commitments and Contingencies,” to our consolidated financial statements, included in Item 8, Consolidated Financial Statements and Supplementary Data, for a discussion of our operating lease obligations.

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

Recent Accounting Pronouncements

See Note 3, Summary of Significant Accounting Policies, in Item 8, Consolidated Financial Statements and Supplementary Data

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk

Impact of inflation. We believe that inflation has not had a material impact on our results of operations for the years ended December 31, 2013, 2012, or 2011. There can be no assurance that future inflation will not have an adverse impact on our operating results and financial condition.

Market risk. On June 30, 2009 and February 27, 2013, respectively, we entered into an interest rate swap and an interest rate corridor to manage our 30-day LIBOR interest exposure from variable rate debt, which matures in December 2019. The corridor instrument, which hedges variable interest rate risk starting March 1, 2013 through December 20, 2019 with a notional amount of $84.4 million as of December 31, 2013, permits us to hedge our interest rate risk at several thresholds. Under this arrangement, in addition to the credit spread, we will pay variable interest rates based on the 30-day LIBOR rates monthly until that index reaches 1.5%. If 30-day LIBOR is equal to 1.5% through 3.0%, we will continue to pay 1.5%. If the 30-day LIBOR exceeds 3.0%, we will pay actual 30-day LIBOR less 1.5%. The interest rate swap commenced on May 1, 2010, and continues each month thereafter until April 30, 2014, and has a notional amount of $8.9 million as of December 31, 2013. Under this arrangement, we will receive 30-day LIBOR and pay 3.245% fixed rate on the amortizing notional amount plus the credit spread.

Except with respect to the foregoing, we have no derivative financial instruments or derivative commodity instruments. We invest cash in excess of current operating requirements in short term certificates of deposit and money market instruments in multiple financial institutions.

Interest rate risk. We manage interest rate risk through the instruments noted above and by investing excess funds in cash equivalents and marketable securities bearing variable interest rates, which are tied to various market indices. Our future investment income may fall short of expectations due to changes in interest rates or we may suffer losses in principal if we are forced to sell securities before their maturity date that have declined in market value due to changes in interest rates. At December 31, 2013, a 10% increase or decrease in interest rates would not have a material impact on our future earnings, fair values, or cash flows. For information regarding our variable rate notes payable, see “Market risk” above.

Item 8.	Consolidated Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Grand Canyon Education, Inc.:

We have audited the accompanying consolidated balance sheets of Grand Canyon Education, Inc. and subsidiaries (the “Company”) as of December 31, 2013 and 2012, and the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Grand Canyon Education, Inc. and subsidiaries as of December 31, 2013 and 2012, and the results of their operations and their cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Grand Canyon Education, Inc.’s internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control — Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 20, 2014 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP

Phoenix, Arizona

February 20, 2014

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Grand Canyon Education, Inc.

We have audited the accompanying consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows of Grand Canyon Education, Inc. (the “Company”) for the year ended December 31, 2011. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated results of operations of Grand Canyon Education, Inc. and its cash flows for the year ended December 31, 2011, in conformity with U.S. generally accepted accounting principles.

/s/ Ernst & Young LLP

Phoenix, Arizona

February 21, 2012

Grand Canyon Education, Inc.

Consolidated Balance Sheets

	As of December 31,
(In thousands, except par value)	2013	2012
ASSETS:
Current assets
Cash and cash equivalents	$55,824	$105,111
Restricted cash and cash equivalents	64,368	55,964
Investments	108,420	—
Accounts receivable, net	7,217	7,951
Note receivable secured by real estate	—	27,000
Income taxes receivable	3,599	—
Deferred income taxes	5,159	5,481
Other current assets	19,116	12,667

Total current assets	263,703	214,174
Property and equipment, net	339,596	269,162
Restricted cash	—	225
Prepaid royalties	4,641	5,299
Goodwill	2,941	2,941
Other assets	5,219	3,122

Total assets	$616,100	$494,923

LIABILITIES AND STOCKHOLDERS’ EQUITY:
Current liabilities
Accounts payable	$24,231	$14,174
Accrued compensation and benefits	20,093	18,812
Accrued liabilities	14,554	17,467
Income taxes payable	7	8,704
Student deposits	66,772	57,745
Deferred revenue	32,816	28,614
Due to related parties	454	523
Current portion of capital lease obligations	89	87
Current portion of notes payable	6,607	6,601

Total current liabilities	165,623	152,727
Capital lease obligations, less current portion	497	587
Other noncurrent liabilities	6,811	7,405
Deferred income taxes, non-current	11,832	7,045
Notes payable, less current portion	86,493	93,100

Total liabilities	271,256	260,864

Commitments and contingencies
Stockholders’ equity
Preferred stock, $0.01 par value, 10,000 shares authorized; 0 shares issued and outstanding at December 31, 2013 and 2012	—	—
Common stock, $0.01 par value, 100,000 shares authorized; 48,890 and 47,136 shares issued and 46,045 and 44,716 shares outstanding at December 31, 2013 and 2012, respectively	489	471
Treasury stock, at cost, 2,845 and 2,420 shares of common stock at December 31, 2013 and 2012, respectively	(48,432)	(39,136)
Additional paid-in capital	132,904	102,133
Accumulated other comprehensive income (loss)	358	(223)
Retained earnings	259,525	170,814

Total stockholders’ equity	344,844	234,059

Total liabilities and stockholders’ equity	$616,100	$494,923

The accompanying notes are an integral part of these consolidated financial statements.

Grand Canyon Education, Inc.

Consolidated Income Statements

	Year Ended December 31,
(In thousands, except per share amounts)	2013	2012	2011
Net revenue	$598,335	$511,257	$426,741
Costs and expenses:
Instructional costs and services	254,419	220,403	194,801
Admissions advisory and related, including $3,412 in 2013; $2,313 in 2012; and $277 in 2011, respectively, to related parties	97,077	85,917	70,758
Advertising, including $0 in 2013; $15 in 2012; and $600 in 2011, respectively, to related parties	60,985	51,023	45,587
Marketing and promotional	5,644	4,360	3,610
General and administrative	36,934	35,502	29,043
Lease termination costs	—	—	782

Total costs and expenses	455,059	397,205	344,581

Operating income	143,276	114,052	82,160
Interest expense	(2,244)	(699)	(720)
Interest and other income	3,863	71	88

Income before income taxes	144,895	113,424	81,528
Income tax expense	56,184	43,977	30,982

Net income	$88,711	$69,447	$50,546

Earnings per share:
Basic income per share	$1.98	$1.57	$1.13

Diluted income per share	$1.92	$1.53	$1.12

Basic weighted average shares outstanding	44,731	44,332	44,631

Diluted weighted average shares outstanding	46,131	45,251	45,105

The accompanying notes are an integral part of these consolidated financial statements.

Grand Canyon Education, Inc.

Consolidated Statements of Comprehensive Income

	Year Ended December 31,
(In thousands)	2013	2012	2011
Net income	$88,711	$69,447	$50,546
Other comprehensive income (loss), net of tax:
Unrealized gains (losses) on hedging derivatives, net of taxes of $382, $104, and $3 for the years ended December 31, 2013, 2012 and 2011, respectively	565	137	(7)
Reclassification of net loss on interest rate corridor, net of taxes of $70 for the year ended December 31, 2011	—	—	92
Unrealized gains on available for sale securities, net of taxes of $11 for the year ended December 31, 2013	16	—	—

Comprehensive income	$89,292	$69,584	$50,631

The accompanying notes are an integral part of these consolidated financial statements.

Grand Canyon Education, Inc.

Consolidated Statements of Stockholders’ Equity

(In thousands)

	Common Stock		Treasury Stock		Additional Paid-in	Accumulated Other Comprehensive	Retained
	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Earnings	Total
Balance at December 31, 2010	45,811	$458	50	$(782)	$77,449	$(445)	$50,821	$127,501
Comprehensive income	—	—	—	—	—	85	50,546	50,631
Common stock purchased for treasury	—	—	1,607	(23,112)	—	—	—	(23,112)
Share-based compensation	4	—	—	—	6,452	—	—	6,452
Exercise of stock options	140	2	—	—	1,679	—	—	1,681
Excess tax benefits	—	—	—	—	140	—	—	140

Balance at December 31, 2011	45,955	460	1,657	(23,894)	85,720	(360)	101,367	163,293
Comprehensive income	—	—	—	—	—	137	69,447	69,584
Common stock purchased for treasury	—	—	753	(15,242)	—	—	—	(15,242)
Share-based compensation	570	6	—	—	7,805	—	—	7,811
Restricted shares forfeited	—	—	10	—	—	—	—	—
Exercise of stock options	611	5	—	—	8,044	—	—	8,049
Excess tax benefits	—	—	—	—	564	—	—	564

Balance at December 31, 2012	47,136	471	2,420	(39,136)	102,133	(223)	170,814	234,059
Comprehensive income	—	—	—	—	—	581	88,711	89,292
Common stock purchased for treasury	—	—	340	(8,323)	—	—	—	(8,323)
Share-based compensation	594	6	40	(973)	9,917	—	—	8,950
Restricted shares forfeited	—	—	45	—	—	—	—	—
Exercise of stock options	1,160	12	—	—	16,266	—	—	16,278
Excess tax benefits	—	—	—	—	4,588	—	—	4,588

Balance at December 31, 2013	48,890	$489	2,845	$(48,432)	$132,904	$358	$259,525	$344,844

The accompanying notes are an integral part of these consolidated financial statements.

Grand Canyon Education, Inc.

Consolidated Statements of Cash Flows

	Year Ended December 31,
(In thousands)	2013	2012	2011
Cash flows provided by operating activities:
Net income	$88,711	$69,447	$50,546
Adjustments to reconcile net income to net cash provided by operating activities:
Share-based compensation	9,936	7,811	6,452
Excess tax benefits from share-based compensation	(4,469)	(1,427)	—
Amortization of notes payable issuance costs	—	244	80
Provision for bad debts	19,897	18,012	34,364
Depreciation and amortization	25,437	21,923	17,034
Gain on note receivable	(3,646)	—	—
Loss on asset disposal	—	1,106	—
Exit costs	—	—	(64)
Lease termination fees	—	—	782
Deferred income taxes	5,472	(518)	20,794
Other	—	—	92
Changes in assets and liabilities:
Restricted cash and cash equivalents	(8,404)	151	(9,137)
Accounts receivable	(19,163)	(14,148)	(28,196)
Prepaid expenses and other	(7,316)	(1,920)	(6,158)
Due to/from related parties	(69)	296	(9,244)
Accounts payable	8,563	(630)	3,155
Accrued liabilities	(1,756)	15,719	(3,300)
Accrued litigation loss	—	—	(5,200)
Income taxes receivable/payable	(7,769)	20,593	(3,599)
Deferred rent	(204)	503	4,143
Deferred revenue	4,202	6,891	6,689
Student deposits	9,027	143	8,729

Net cash provided by operating activities	118,449	144,196	87,962

Cash flows used in investing activities:
Capital expenditures	(78,948)	(97,653)	(80,545)
Purchase of land and building related to off-site development	(14,542)	(7,223)	—
Investment in note receivable secured by real estate	—	(27,000)	—
Proceeds received from note receivable	29,187	—	—
Restricted funds held for derivative collateral and legal matter	225	330	5,405
Purchases of investments	(168,953)	—	—
Proceeds from sale or maturity of investments	60,533	—	—

Net cash used in investing activities	(172,498)	(131,546)	(75,140)

Cash flows provided by (used in) financing activities:
Principal payments on notes payable and capital lease obligations	(6,689)	(21,744)	(3,748)
Proceeds from notes payable	—	99,210	—
Notes payable modification costs	—	(428)	(91)
Repurchase of common shares including share withheld in lieu of income taxes	(9,296)	(15,242)	(23,112)
Net proceeds from exercise of stock options	16,278	8,049	1,681
Excess tax benefits from share-based compensation	4,469	1,427	—

Net cash provided by (used in) financing activities	4,762	71,272	(25,270)

Net (decrease) increase in cash and cash equivalents	(49,287)	83,922	(12,448)
Cash and cash equivalents, beginning of year	105,111	21,189	33,637

Cash and cash equivalents, end of year	$55,824	$105,111	$21,189

Supplemental disclosure of cash flow information
Cash paid during the year for interest	$2,176	$606	$535
Cash paid during the year for income taxes	$59,892	$32,810	$13,463
Cash received for income tax refunds	$728	$7,938	$5
Supplemental disclosure of non-cash investing and financing activities
Purchase of equipment through notes payable and capital lease obligations	$—	$—	$801
Purchases of property and equipment included in accounts payable and deferred rent	$1,494	$3,291	$325
Shortfall tax expense from share-based compensation	$209	$283	$151
Tax benefit of Spirit warrant intangible	$267	$267	$291

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

The University is a regionally accredited provider of postsecondary education services focused on offering graduate and undergraduate degree programs in its core disciplines of education, healthcare, business and liberal arts. The University offers courses online, on ground at its approximately 133 acre traditional ground campus in Phoenix, Arizona and onsite at facilities it leases and at facilities owned by third party employers. The University is accredited by the Higher Learning Commission of the North Central Association of Colleges and Schools. The University’s wholly owned subsidiaries are primarily used to facilitate expansion of the University campus.

2. Financial Statement Presentation

Effective during the first quarter of 2013, the University made changes in its presentation of operating expenses and revised prior periods to conform to the current presentation. The University determined that these changes would provide more meaningful information and are consistent with changes recently made by a number of other regionally accredited for-profit universities. Additionally, this new presentation better classifies its costs consistently with the operational changes the University has made related to the roles and responsibilities of its admissions personnel. Specifically we separated admissions advisory and related expenses from advertising, marketing and promotional expenses as the admissions personnel role has evolved into one in which a substantial amount of time is spent educating students not only during the admissions process but also through matriculation and during their program of study.

We have revised our operating expenses for prior periods to conform to the above disaggregation and revisions to our presentation. There were no changes to total operating expenses or operating income as a result of these changes. The following table presents our operating expenses as previously reported and as revised on our Consolidated Income Statement for the years ended December 31, 2012 and 2011.

	2012	2012	2011	2011
	As Reported	As Revised	As Reported	As Revised
Costs and expenses:
Instructional costs and services	$220,403	$220,403	$194,801	$194,801
Admissions advisory and related	—	85,917	—	70,758
Advertising	—	51,023	—	45,587
Marketing and promotional	—	4,360	—	3,610
Selling and promotional	141,300	—	119,955	—
General and administrative	35,502	35,502	29,043	29,043
Lease termination costs	—	—	782	782

Total costs and expenses	$397,205	$397,205	$344,581	$344,581

3. Summary of Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements include the accounts of Grand Canyon Education, Inc. and its wholly owned subsidiaries. Intercompany transactions have been eliminated in consolidation.

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

Grand Canyon Education, Inc.

Notes to Consolidated Financial Statements

(In thousands, except per share data)

Cash and Cash Equivalents

The University invests a portion of its cash in excess of current operating requirements in short term certificates of deposit and money market instruments. The University considers all highly liquid investments with maturities of three months or less at the time of purchase to be cash equivalents.

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

In addition, the counterparty to the University’s interest rate swap made a collateral call in 2010 and the pledged collateral is classified as noncurrent restricted cash. The pledged collateral was $225 as of December 31, 2012. No collateral is required by the counterparty at December 31, 2013. The University reports changes in restricted cash related to legal matters and derivative collateral as investing cash flows in its consolidated statement of cash flows.

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

Note Receivable

The University purchased a note receivable from a financial institution at fair market value in the fourth quarter of 2012 for $27,000. The note bore interest at 11%, which represented the 6% rate of the loan plus the 5% default rate. The principal and most of the interest due on the note was paid in March 2013, resulting in the full return on investment of the note receivable and an additional gain in interest income and other income of $2,187 on the loan. However, the borrower has disputed certain amounts remaining due under the note agreement, including default interest in the amount of $432, a late payment penalty in the amount of $1,392, and a statutory trustee’s fee in the amount of $139. The funds disputed by the borrower, plus interest thereon, were deposited into an escrow account with the clerk of the Maricopa County Superior Court pending resolution of the disputed issues. In the third quarter of 2013, the court ruled in favor of the University with respect to the late penalty and default interest accrued thereon. Accordingly, the University recorded interest and other income of $1,459 for the year ended December 31, 2013. The remaining default interest and statutory trustee’s fee components of the original disputed amount, plus interest accruing thereon at 11%, continue a resolution process through the court, have been treated as a gain contingency and will not be recorded as a receivable or income until resolution is reached.

Property and Equipment

Property and equipment are recorded at cost less accumulated depreciation. Depreciation is computed using the straight-line method. Normal repairs and maintenance are expensed as incurred. Expenditures that materially extend the useful life of an asset are capitalized. Construction in progress represents items not yet placed in service and are not depreciated. Internally developed software represents qualifying salary and consulting costs for time spent on developing internal use software and is included in construction in progress until its completion. The University capitalizes interest using its interest rates on the specific borrowings used to finance the improvements, which approximated 1.9% in 2013, 2.2% in 2012, and 2.3% in 2011. Interest cost capitalized and incurred in the years ended December 31, 2013, 2012, and 2011 are as follows:

Grand Canyon Education, Inc.

Notes to Consolidated Financial Statements

(In thousands, except per share data)

	Year Ended December 31,
	2013	2012	2011
Interest incurred	$2,626	$1,064	$1,233
Interest capitalized	382	365	513

Interest expense	$2,244	$699	$720

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

Other Assets

During 2010, the University entered into an agreement with an affiliated entity to develop a new learning management system for use by the University. Through this agreement, the University prepaid perpetual license fees, acquired source code rights for the software developed, and prepaid maintenance and service fees for the first seven years of use for an aggregate amount of $4,900, which was paid in full as of December 31, 2011. The University commenced utilization of this software in October 2011. Included in current other assets is the amount that will be amortized in the next twelve month cycle for maintenance and service fees and included in property and equipment is the amount that will be amortized over fifteen years for the perpetual licenses. All online nontraditional students migrated to the LoudCloud platform by August 2012 and remaining ground students and cohorts were fully transitioned to the LoudCloud platform in 2013.

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

Prepaid Royalties

In connection with the February 2004 acquisition of the assets of Grand Canyon University from a non-profit foundation, the University entered into a royalty fee arrangement with the former owner in which the University agreed to pay a stated percentage of cash revenue generated by its online programs. The University settled all future royalty obligations with the former owner in April 2008 when it finalized an agreement to pay $22,500 to the former owner. Of this payment $5,920 was considered as settlement of the future royalty payment obligation and is included in the accompanying balance sheet as a component of “Prepaid Royalty” and is being amortized over a period of 20 years.

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

Goodwill

Goodwill represents the excess of the cost over the fair market value of net assets acquired, including identified intangible assets. Goodwill is tested annually or more frequently if circumstances indicate potential impairment. The Financial Accounting Standards Board (“FASB”) has issued guidance that permits an entity to first assess qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test. The University performed its annual goodwill impairment test, by performing a qualitative assessment. Following this assessment, the University determined that it is more likely than not that its fair value exceeds its carrying amount.

Share-Based Compensation

The University measures and recognizes compensation expense for share-based payment awards made to employees, consultants and directors, including employee stock options and restricted stock awards. The University calculates the fair value of share-based awards on the date of grant. The University calculates the fair value of share-based awards to consultants on the date of vesting. The University amortizes the share-based compensation expense over the period that the awards are expected to vest, net of estimated forfeiture rates. If the actual forfeitures differ from management estimates, adjustments to compensation expense are recorded. The University reports cash flows resulting from tax deductions in excess of the compensation cost realized for those options (excess tax benefits) as financing cash flows. The University reports cash flows resulting from tax deductions that are less than the compensation cost realized for those option (tax shortfalls) as a noncash transaction in the consolidated statement of cash flows.

For stock options, the University uses the Black-Scholes-Merton option pricing model to estimate fair value. The option pricing model requires the University to estimate certain key assumptions such as expected life, volatility, risk free interest rates, and dividend yield to determine the fair value of share-based awards, based on historical information and management judgment. The assumptions used in calculating the fair value of stock-based awards represent the University’s best estimates, but these estimates involve inherent uncertainties and the application of management judgment. The fair value of the University’s restricted stock awards is based on the market price of its common stock on the date of grant.

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

Fair Value of Financial Instruments

The carrying value of cash and cash equivalents, accounts receivable, note receivable, accounts payable, accrued compensation and benefits and accrued liabilities approximate their fair value based on the liquidity or the short-term maturities of these instruments. The carrying value of notes payable approximate fair value based on its variable rate index. The carrying value of other notes payable and capital lease obligations approximate fair value based upon market interest rates available to the University for debt of similar risk and maturities. Derivative financial instruments are carried at fair value, determined using Level 2 of the hierarchy of valuation inputs as defined in the FASB Accounting Standards Codification (“Codification”), with the use of inputs other than quoted prices that are observable for the asset or liability. See Note 10, Derivative Instruments.

Grand Canyon Education, Inc.

Notes to Consolidated Financial Statements

(In thousands, except per share data)

The fair value of investments, primarily municipal securities, were determined using Level 2 of the hierarchy of valuation inputs, with the use of inputs other than quoted prices that are observable for the assets. The unit of account used for valuation is the individual underlying security.

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

The University applies a more-likely-than-not threshold for financial statement recognition and measurement of an uncertain tax position taken or expected to be taken in a tax return. The University recognizes interest and penalties related to uncertain tax positions in income tax expense. The University did not record any reserves for uncertain tax positions including interest and penalties as of December 31, 2013 and 2012.

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

Revenue Recognition

Net revenues consist primarily of tuition and fees derived from courses taught by the University online, at its traditional campus in Phoenix, Arizona, and onsite at facilities it leases or those of employers, as well as from related educational resources that the University provides to its students, such as access to online materials. Tuition revenue and most fees from related educational resources are recognized pro-rata over the applicable period of instruction, net of scholarships provided by the University. For the years ended December 31, 2013, 2012 and 2011, the University’s revenue was reduced by approximately $111,789, $94,283 and $73,612, respectively, as a result of scholarships that the University offered to students. The University maintains an institutional tuition refund policy, which provides for all or a portion of tuition to be refunded if a student withdraws during stated refund periods. Certain states in which students reside impose separate, mandatory refund policies, which override the University’s policy to the extent in conflict. If a student withdraws at a time when only a portion, or none of the tuition is refundable, then in accordance with its revenue recognition policy, the University continues to recognize the tuition that was not refunded pro-rata over the applicable period of instruction. Since the University recognizes revenue pro-rata over the term of the course and because, under its institutional refund policy, the amount subject to refund is never greater than the amount of the revenue that has been deferred, under the University’s accounting policies, revenue is not recognized with respect to amounts that could potentially be refunded. Sales tax collected from students is excluded from net revenues. Collected but unremitted sales tax is included as an accrued liability in our consolidated balance sheet. The University also charges online students an upfront learning management fee, which is deferred and recognized over the average expected term of a student. Costs that are direct and incremental to new online students are also deferred and recognized ratably over the average expected term of a student. Deferred revenue and student deposits in any period represent the excess of tuition, fees, and other student payments received as compared to amounts recognized as revenue on the income statement and are reflected as current liabilities in the accompanying consolidated balance sheets. The University’s educational programs have starting and ending dates that differ from its fiscal quarters. Therefore, at the end of each fiscal quarter, a portion of revenue from these programs is not yet earned. Other revenues may be recognized as sales occur or services are performed.

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

Admissions Advisory and Related

Admissions advisory and related expenses include salaries and benefits for admissions advisory personnel, and revenue share expense as well as an allocation of depreciation, amortization, rent and occupancy costs attributable to the admissions advisory personnel.

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

General and Administrative

General and administrative expenses include salaries, and benefits and share-based compensation of employees engaged in corporate management, finance, human resources, compliance, and other corporate functions. General and administrative expenses also include an allocation of depreciation, amortization, rent, and occupancy costs attributable to the departments providing general and administrative functions.

Related party expenses

Through December 2010, the University was a party to a revenue sharing arrangement (the Collaboration Agreement) with Mind Streams, L.L.C. (Mind Streams), a related party. This contract was terminated in 2010 and the University entered into a new Collaboration Agreement with Mind Streams in the third quarter of 2011, under which the University, in accordance with applicable Department of Education guidance, pays a percentage of net revenue that it receives from applicants recruited by Mind Streams that matriculate at the University. The expenses incurred in conjunction with the Collaboration Agreement are included in admissions advisory and related expenses on our Consolidated Income Statement. In 2010, the University entered into an agreement with Lifetime Learning, a related party, under which the University purchases leads on prospective students. The expenses incurred in connection with Lifetime Learning are included in advertising expenses on our Consolidated Income Statement.

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

Concentration of Credit Risk

The University believes the credit risk related to cash equivalents and investments is limited due to its adherence to an investment policy that required investments to have a minimum AAA to A rating, depending on the type of security, by one major rating agency at the time of purchase. All of the University’s cash equivalents and investments as of December 31, 2013 and 2012 consist of investments rated A or higher by at least one rating agency. Additionally, the University utilizes more than one financial institution to conduct initial and ongoing credit analysis on its investment portfolio to monitor and lower the potential impact of market risk associated with its cash equivalents and investment portfolio.

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

4. Investments

The University had no investments as of December 31, 2012. The following is a summary of amounts included in investments as of December 31, 2013. The University considered all investments as available for sale.

	As of December 31, 2013
	Adjusted Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Estimated Fair Value
Municipal securities	$108,393	$35	$(8)	$108,420

The cash flows of municipal securities are backed by the issuing municipality’s credit worthiness. All municipal securities are due in one year or less as of December 31, 2013. For the year ended December 31, 2013, the net unrealized gains on available-for-sale securities were $16, net of taxes.

5. Valuation and Qualifying Accounts

	Balance at Beginning of Year	Charged to Expense	Deductions(1)	Balance at End of Year
Allowance for doubtful accounts receivable:
Year ended December 31, 2013	$8,657	19,897	(18,876)	$9,678
Year ended December 31, 2012	$11,706	18,012	(21,061)	$8,657
Year ended December 31, 2011	$30,112	34,364	(52,770)	$11,706

(1)	Deductions represent accounts written off, net of recoveries.

6. Property and Equipment

Property and equipment consist of the following:

	As of December 31,
	2013	2012
Land	$21,820	$13,294
Land improvements	5,176	3,439
Buildings	222,402	180,945
Equipment under capital leases	5,310	5,310
Leasehold improvements	32,243	24,930
Computer equipment	64,773	55,734
Furniture, fixtures and equipment	32,583	22,124
Internally developed software	15,606	11,039
Other	1,099	1,099
Construction in progress	23,467	12,487

	424,479	330,401
Less accumulated depreciation and amortization	(84,883)	(61,239)

Property and equipment, net	$339,596	$269,162

Depreciation and amortization expense associated with property and equipment, including assets under capital lease, totaled $24,546, $21,264, and $16,339 for the years ended December 31, 2013, 2012, and 2011, respectively.

Grand Canyon Education, Inc.

Notes to Consolidated Financial Statements

(In thousands, except per share data)

7. Notes Payable and Other Noncurrent Liabilities

In December 2012, the University entered into a new credit agreement with Bank of America, N.A. as Administrative Agent and other lenders (the “Agreement”). The Agreement provides the University a revolving line of credit in the amount of $50,000 through December 2017 to be utilized for working capital, capital expenditures, share repurchases and other general corporate purposes. The Agreement contains standard covenants, that, among other things, restrict the University’s ability to incur additional debt or make certain investments, require the University to maintain compliance with certain applicable regulatory standards, and require the University to achieve certain financial ratios and maintain a certain financial condition. Indebtedness under the Agreement is secured by the University’s assets and is guaranteed by certain of the University’s subsidiaries. As of December 31, 2013, the University is in compliance with its debt covenants. Under the loan covenant computation as of December 31, 2013, $50,000 is available to be borrowed on the revolving line of credit although none has been drawn as of December 31, 2013.

	As of December 31,
	2013	2012
Notes Payable
Note payable, monthly payment of $556; interest at 30 day LIBOR plus 1.75% (1.92% at December 31, 2013) through December 31, 2019	$92,573	$99,098
Various Gift Annuities; quarterly payments of $34 extending through 2019; interest at 10%	527	602
Notes payable for vehicles requiring monthly payments with interest rates ranging from 8.8% to 11.0% through March 2013	—	1

	93,100	99,701
Less: Current portion	6,607	6,601

	$86,493	$93,100

Payments due under the notes payable obligations are as follows as of December 31, 2013:

2014	$6,607
2015	6,616
2016	6,625
2017	6,636
2018	6,691
Thereafter	59,925

$93,100

Long-term deferred rent included in other noncurrent liabilities as of December 31, 2013 and 2012 was $6,811 and $7,015, respectively. The derivative liability for the forward interest rate swap included in other noncurrent liabilities as of December 31, 2012 was $390.

8. Capital Lease Obligations

Capital lease obligations consist of the following:

	As of December 31,
	2013	2012
Capital Lease Obligations
Capital lease for equipment, monthly payments totaling $8; interest rate at 2.2%, through 2016	$586	$674

Less: Current portion of capital lease obligations	89	87

	$497	$587

Payments due under future minimum lease payments under the capital lease obligations are as follows as of December 31, 2013:

2014	$101
2015	101
2016	410

612
Less: Portion representing interest	26

Present value of minimum lease payments	$586

Grand Canyon Education, Inc.

Notes to Consolidated Financial Statements

(In thousands, except per share data)

9. Commitments and Contingencies

Leases

The University leases certain land, buildings and equipment under non-cancelable operating leases expiring at various dates through 2021. Future minimum lease payments under operating leases due each year are as follows at December 31, 2013:

2014	$6,859
2015	6,474
2016	5,790
2017	4,694
2018	4,117
Thereafter	6,978

Total minimum payments	$34,912

Total rent expense and related taxes and operating expenses under operating leases for the years ended December 31, 2013, 2012 and 2011 was $7,074, $7,635, and $7,388, respectively.

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

Tax Reserves, Non-Income Tax Related

From time to time the University has exposure to various non-income tax related matters that arise in the ordinary course of business. At December 31, 2013 and 2012, the University has reserved approximately $729 and $703 for tax matters where its ultimate exposure is considered probable and the potential loss can be reasonably estimated.

10. Derivative Instruments

On June 30, 2009 and February 27, 2013, respectively, the University entered into an interest rate swap and an interest rate corridor to manage its 30 Day LIBOR interest exposure related to its variable rate debt. Neither of these instruments contained financing elements. The contractual terms of the University’s derivative instruments have not been structured such that net payments made by one party in the earlier periods are to be subsequently returned by the counterparty in later periods of the derivative’s term. Neither of the University’s derivative instruments have been amended or modified since their inception. The fair value of the interest rate corridor instrument as of December 31, 2013 was $1,917, which is included in other assets. The fair value of the interest rate swap was a liability of $111 as of December 31, 2013, which is included in accrued liabilities, and $390 as of December 31, 2012, which is included in other noncurrent liabilities. The fair values of each derivative instrument were determined using a hypothetical derivative transaction and Level 2 of the hierarchy of valuation inputs. These derivative instruments were originally designated as cash flow hedges of variable rate debt obligations. The adjustments of $947, $241, and $10 for the years ended December 31, 2013, 2012 and 2011, respectively, for the effective portion of the gain/loss on the derivatives is included as a component of other comprehensive income, net of taxes.

The interest rate corridor instrument reduces variable interest rate risk starting March 1, 2013 through December 20, 2019 with a notional amount of $84,418 as of December 31, 2013. The corridor instrument’s terms permit the University to hedge its interest rate risk at several thresholds; the University pays variable interest monthly based on the 30-day LIBOR rates until that index reaches 1.5%. If 30-day LIBOR is equal to 1.5% through 3.0%, the University pays 1.5%. If 30-day LIBOR exceeds 3.0%, the University pays actual 30-day LIBOR less 1.5%. Therefore, the University has hedged its exposure to future variable rate cash flows through December 20, 2019.

Grand Canyon Education, Inc.

Notes to Consolidated Financial Statements

(In thousands, except per share data)

The interest rate swap commenced on May 1, 2010 and continues each month thereafter until April 30, 2014 and has a notional amount of $8,915 as of December 31, 2013. Under the terms of the agreement, the University receives 30-day LIBOR and pays 3.245% fixed interest on the amortizing notional amount. Therefore, the University has hedged its exposure to future variable rate cash flows through April 30, 2014. The interest rate swap is not subject to a master netting arrangement and collateral has been called by the counterparty and reflected in a restricted cash account as of December 31, 2012 in the amount of $225. No collateral is required by the counterparty at December 31, 2013.

As of December 31, 2013 no derivative ineffectiveness was identified. Any ineffectiveness in the University’s derivative instruments designated as hedges would be reported in interest expense in the income statement. As of December 31, 2013, $22 of credit default risk interest income was recorded in interest expense in the income statement. At December 31, 2013, the University does not expect to reclassify any gains or losses on derivative instruments from accumulated other comprehensive income (loss) into earnings during the next 12 months.

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

	Year Ended December 31,
	2013	2012	2011
Denominator:
Basic common shares outstanding	44,731	44,332	44,631
Effect of dilutive stock options and restricted stock	1,400	919	474

Diluted common shares outstanding	46,131	45,251	45,105

Diluted weighted average shares outstanding exclude the incremental effect of shares that would be issued upon the assumed exercise of stock options. For each of the years ended December 31, 2013, 2012 and 2011, approximately 134, 1,599 and 2,158, respectively, of the University’s stock options outstanding were excluded from the calculation of diluted earnings per share as their inclusion would have been anti-dilutive. These options could be dilutive in the future.

12. Equity Transactions

Preferred Stock

As of December 31, 2013 and 2012, the University had 10,000 shares of authorized but unissued and undesignated preferred stock. The University’s charter provides that the board of directors has authority to issue preferred stock, with voting powers, designations, preferences, and special rights, qualifications, limitation, or restrictions as permitted by law as determined by the board of directors, without stockholder approval. The board of directors may authorize the issuance of preferred stock with voting or conversion rights that could adversely affect the voting power or other rights of the holders of the common stock.

Treasury Stock

On April 25, 2013, the Board of Directors authorized the University to repurchase up to an additional $25,000 ($75,000 total) of common stock, from time to time, depending on market conditions and other considerations. The Board of Directors also extended the expiration date on the repurchase authorization to September 30, 2014. Repurchases occur at the University’s discretion. Repurchases may be made in the open market or in privately negotiated transactions, pursuant to the applicable Securities and Exchange Commission rules. The amount and timing of future share repurchases, if any, will be made as market and business conditions warrant. Since its approval of the share repurchase plan, the University has purchased 2,750 shares of common stock at an aggregate cost of $47,459, which includes 340 shares of common stock at an aggregate cost of $8,323 during the year ended December 31, 2013, which are recorded at cost in the accompanying December 31, 2013 consolidated balance sheet and statement of stockholders’ equity. At December 31, 2013, there remained $27,541 available under its current share repurchase authorization.

Grand Canyon Education, Inc.

Notes to Consolidated Financial Statements

(In thousands, except per share data)

13. Income Taxes

The University has deferred tax assets and liabilities that reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Deferred tax assets are subject to periodic recoverability assessments. Realization of the deferred tax assets, net of deferred tax liabilities is principally dependent upon achievement of projected future taxable income. Based upon the level of historical taxable income and projections for future taxable income over the periods in which the deferred tax assets are deductible, management believes it is more-likely-than-not that the University will realize the benefits of these deductible differences. The University has no valuation allowance at December 31, 2013 and 2012.

The components of income tax expense (benefit) are as follows:

	Year Ended December 31,
	2013	2012	2011
Current:
Federal	$40,949	$36,367	$7,323
State	5,540	7,462	2,715

	46,489	43,829	10,038

Deferred:
Federal	4,209	(448)	18,125
State	898	32	2,679

	5,107	(416)	20,804

Tax expense recorded as an increase of paid-in capital	4,588	564	140

	$56,184	$43,977	$30,982

A reconciliation of income tax computed at the U.S. statutory rate to the effective income tax rate is as follows:

	Year Ended December 31,
	2013	2012	2011
Statutory U.S. federal income tax rate	35.0%	35.0%	35.0%
State income taxes, net of federal tax benefit	5.5	5.9	5.5
State tax credits, net of federal effect	(1.8)	(1.6)	(1.2)
Nondeductible expenses	0.3	0.2	0.2
Other	(0.2)	(0.7)	(1.5)

Effective income tax rate	38.8%	38.8%	38.0%

Significant components of the Company’s deferred income tax assets and liabilities are as follows:

	As of December 31,
	2013	2012
Current deferred tax asset (liability):
Accounts receivable allowance for doubtful accounts	$3,870	$3,321
State taxes	(234)	(741)
Estimated litigation loss and regulatory reserves	16	1,588
Other	1,507	1,313

Current deferred tax asset	5,159	5,481

Non-current deferred tax asset (liability):
Depreciation and leases	(24,711)	(21,774)
Share-based compensation	7,987	8,294

Grand Canyon Education, Inc.

Notes to Consolidated Financial Statements

(In thousands, except per share data)

	As of December 31,
	2013	2012
Deferred rent	2,290	2,642
Intangibles	2,504	3,384
Other	98	409

Non-current deferred tax liability	(11,832)	(7,045)

Net deferred tax liability	$(6,673)	$(1,564)

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

The reconciliation of the beginning and ending balance of unrecognized tax benefits at December 31 is as follows:

	2013	2012
Unrecognized tax benefits, beginning of year	$—	$845
Tax positions taken during the current year
Increases	—	—
Decreases	—	—
Tax positions taken during a prior year
Increases	—	214
Decreases	—	(5)
Decreases for settlements during the period	—	(1,054)
Reductions for lapses of applicable statute of limitations	—	—

Unrecognized tax benefits, end of year	$—	$—

During the years ended December 31, 2012, and 2011, the University recognized approximately $87 and $123, respectively, in interest and penalties. At December 31, 2013 and 2012, the University had no accrued interest or penalties. It is reasonably possible that the amount of the unrecognized tax benefits will change during the next 12 months, however management does not expect the potential change to have a material effect on the results of operations or financial position.

The University is subject to taxation in the United States, in states with an income tax and in several local jurisdictions. As of December 31, 2013, the earliest tax year still subject to examination for federal and state purposes is 2010 and 2005, respectively.

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

To participate in the Title IV programs, an institution must be authorized to offer its programs of instruction by the relevant agency of the state in which it is located, accredited by an accrediting agency recognized by the Department of Education and certified as eligible by the Department of Education. The Department of Education will certify an institution to participate in the Title IV programs only after the institution has demonstrated compliance with the Higher Education Act and the Department of Education’s extensive regulations regarding institutional eligibility. An institution must also demonstrate its compliance to the Department of Education on an ongoing basis. As of December 31, 2013, management believes the University is in compliance with the applicable regulations in all material respects.

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

Grand Canyon Education, Inc.

Notes to Consolidated Financial Statements

(In thousands, except per share data)

In connection with its administration of the Title IV federal student financial aid programs, the Department of Education periodically conducts program reviews at selected schools that receive Title IV funds. In July 2010, the Department of Education initiated a program review of the University covering the 2008-2009 and 2009-2010 award years. On August 24, 2011, the University received from the Department of Education a written preliminary program review report that included five findings, two of which involved individual student-specific errors concerning the monitoring of satisfactory academic progress for two students and the certification of one student’s Federal Family Educational Loan as an unsubsidized Stafford loan rather than a subsidized Stafford loan. The other three findings related to allegedly: improper payment of incentive compensation to enrollment counselors, offering an ineligible program, and improper procedures related to conducting financial aid returns for students with non-passing grades.

On September 27, 2013, the University and the Department of Education entered into an agreement that fully resolved the findings in the preliminary program review report and closed the program review. In connection with this closure, the University paid a total of $7,387, the majority of which consisted of returns of Title IV funds to the lenders of our students, related to the inadequate procedures related to non-passing grade finding. Although when the University makes a return to Title IV the applicable student is obligated to repay the University for the amounts returned, the University agreed that it would not seek reimbursement from these students.

Since 2004 we had been certified on a provisional basis to participate in the Title IV programs. In July 2013 we submitted our complete application for full certification and on October 28, 2013, the University received a new program participation agreement with full certification from the Department of Education, which gives the University the ability to participate in the Title IV programs through September 30, 2017.

90/10 Disclosure

The University derives a substantial portion of its revenues from student financial aid received by its students under the Title IV programs administered by the Department of Education pursuant to the Higher Education Act. To continue to participate in the student financial aid programs the University must comply with the regulations promulgated under the Higher Education Act. The regulations restrict the proportion of cash receipts for tuition and fees from eligible programs to not more than 90 percent from Title IV programs (the “90/10 revenue test”). If an institution fails to satisfy the test for one year, its participation status becomes provisional for two consecutive fiscal years. If the test is not satisfied for two consecutive years, eligibility to participate in Title IV programs is lost for at least two fiscal years. Using the Department of Education’s cash-basis, regulatory formula under the 90/10 Rule as currently in effect, for its 2013, 2012, and 2011 fiscal years, the University derived 78.5%, 80.3%, and 80.2%, respectively, for its 90/10 revenue from Title IV program funds.

15. Share-Based Compensation Plans

Adoption of Equity Plans

On September 27, 2008 the University’s shareholders approved the adoption of the 2008 Equity Incentive Plan (“Incentive Plan”) and the 2008 Employee Stock Purchase (“ESPP”). A total of 4,200 shares of the University’s common stock was originally authorized for issuance under the Incentive Plan. On January 1 of each subsequent year in accordance with the terms of the Incentive Plan, the number of shares authorized for issuance under the Incentive Plan automatically increased by 2.5% of the number of shares of common stock issued and outstanding on December 31, raising the total number of shares of common stock authorized for issuance under the Incentive Plan to 10,999 shares effective January 1, 2014. Although the ESPP has not yet been implemented, a total of 1,050 shares of the University’s common stock have been authorized for sale under the ESPP.

Incentive Plan

Restricted Stock

During fiscal year 2013 and 2012, the University granted 575 and 552 shares of common stock, respectively, with a service vesting condition to certain of its executives, officers, faculty and employees. The restricted shares have voting rights and vest evenly at 20% over each of the next five years. Upon vesting, shares will be held in lieu of taxes equivalent to the minimum statutory tax withholding required to be paid when the restricted stock vests. In 2013, 2012, and 2011 the University granted 11, 11, and 6 shares of common stock, respectively, to certain of the non-employee members of the University’s board of directors. The restricted shares have voting rights and vest within one year of the date of grant. In addition, in 2013 the University granted 8 shares of common stock to a consultant. The restricted shares have voting rights and vest evenly at a rate of 20% per year over each of the next five years.

Grand Canyon Education, Inc.

Notes to Consolidated Financial Statements

(In thousands, except per share data)

A summary of the activity related to restricted stock granted under the University’s Incentive Plan is as follows:

	Total Shares	Weighted Average Grant Date Fair Value per Share
Outstanding as of December 31, 2010	4	$25.16
Granted	6	$13.88
Vested	(4)	$25.16
Forfeited, canceled or expired	—

Outstanding as of December 31, 2011	6	$13.88

Granted	563	$17.04
Vested	(6)	$13.88
Forfeited, canceled or expired	(10)	$17.03

Outstanding as of December 31, 2012	553	$17.04

Granted	594	$24.44
Vested	(119)	$17.13
Forfeited, canceled or expired	(45)	$20.57

Outstanding as of December 31, 2013	983	$21.34

As of December 31, 2013, there was approximately $16,315 of total unrecognized share-based compensation cost, net of estimated forfeitures, related to unvested restricted stock awards. These costs are expected to be recognized over a weighted average period of 2.4 years.

Stock Options

During 2013, the University granted time vested options to purchase shares of common stock with an exercise price equal to the fair market value on the date of grant to an employee. The time vested options vest ratably over a period of four years and expire ten years from the date of grant. No options were granted in 2012. During 2011, the University granted time vested options to purchase shares of common stock with an exercise price equal to the fair market value on the date of grant to employees. These time vested options vest ratably over a period of five years and expire ten years from the date of grant. A summary of the activity related to stock options granted under the University’s Incentive Plan is as follows:

	Summary of Stock Options Outstanding
	Total Shares	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value ($)(1)
Outstanding as of December 31, 2010	4,026	$14.24
Granted	1,250	$15.34
Exercised	(140)	$12.00
Forfeited, canceled or expired	(172)	$17.29

Outstanding as of December 31, 2011	4,964	$14.47

Granted	—	$—
Exercised	(611)	$13.16
Forfeited, canceled or expired	(124)	$17.63

Outstanding as of December 31, 2012	4,229	$14.57

Granted	25	$24.97
Exercised	(1,160)	$14.03
Forfeited, canceled or expired	(71)	$17.22

Outstanding as of December 31, 2013	3,023	$14.80	5.84	$87,073

Exercisable as of December 31, 2013	2,049	$13.61	5.33	$61,442

Available for issuance as of December 31, 2013	2,308

(1)	Aggregate intrinsic value represents the value of the University’s closing stock price on December 31, 2013 ($43.60) in excess of the exercise price multiplied by the number of options outstanding or exercisable.

Grand Canyon Education, Inc.

Notes to Consolidated Financial Statements

(In thousands, except per share data)

As of December 31, 2013, there was approximately $5,314 of total unrecognized share-based compensation cost, net of estimated forfeitures, related to unvested stock options. These costs are expected to be recognized over a weighted average period of 1.4 years.

The following table summarizes information related to stock options exercised for years ended December 31, 2013, 2012 and 2011:

	2013	2012	2011
Amounts related to options exercised:
Intrinsic value realized by optionee	$20,364	$4,683	$403
Actual tax benefit realized by the University for tax deductions	$8,145	$1,873	$161

Cash received from stock option exercises during fiscal year 2013, 2012 and 2011 totaled approximately $16,278, $8,049 and $1,681, respectively.

Share-based Compensation

Share-based Compensation Expense Assumptions – Restricted Stock Awards

The University measures and recognizes compensation expense for share-based payment awards made to employees, consultants and directors. The University calculates the fair value of share-based awards on the date of grant for employees and directors. The University calculates the fair value of share-based awards to consultants on the date of vesting. Stock-based compensation expense related to restricted stock grants is expensed over the vesting period using the straight-line method for University employees, the University’s board of directors and the consultant , net of estimated forfeitures. The restricted shares have voting rights.

Share-based Compensation Expense Assumptions – Stock Options

The University granted stock options in 2013 and 2011. No stock options were granted in 2012.

Fair Value. The University uses the Black-Scholes-Merton option pricing model to estimate the fair value of the University’s options as of the grant dates using the following weighted average assumptions:

Year Ended December 31,	2013	2011
Weighted average fair value	$8.20	$6.98
Expected volatility	39.86%	41.85%
Expected life (years)	4.25	6.50
Risk-free interest rate	0.65%	2.58%
Dividend yield	0%	0%

Expected Volatility. The University believes that the use of Grand Canyon Education, Inc.’s historical stock price provides an accurate estimate of expected volatility. Therefore, the expected volatility assumption for the years ended December 31, 2013 and 2011 is based upon the University’s historical stock price.

Expected Life (years). In 2013, the University determined it now has enough historical option exercise information to be able to accurately estimate an expected term, and as such, its computation of expected term was calculated using its own historical data. Prior to 2013, the University continued to use the simplified method to estimate the expected term of stock options under certain circumstances. The simplified method for estimating expected term is to use the mid-point between the vesting term and the contractual term of the share option. The University previously analyzed the circumstances in which the use of the simplified method was allowed. The University elected to use the simplified method for options granted prior to 2013 because the University did not have historical exercise data to estimate expected term due to the limited time period its shares had been publicly traded.

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

The table below outlines share-based compensation expense for the fiscal years ended December 31, 2013, 2012 and 2011 related to restricted stock and stock options granted:

	2013	2012	2011
Instructional costs and services	$5,246	$3,809	$2,935
Admissions advisory and related	134	224	157
Marketing and promotional	229	169	140
General and administrative	4,327	3,609	3,220

Share-based compensation expense included in operating expenses	9,936	7,811	6,452
Tax effect of share-based compensation	(3,974)	(3,124)	(2,581)

Share-based compensation expense, net of tax	$5,962	$4,687	$3,871

401(k) Plan

The University has established a 401(k) Defined Contribution Benefit Plan (the “Plan”). The Plan provides eligible employees, upon date of hire, with an opportunity to make tax-deferred contributions into a long-term investment and savings program. All employees over the age of 21 are eligible to participate in the plan. The Plan allows eligible employees to contribute to the Plan subject to Internal Revenue Code restrictions and the Plan allows the University to make discretionary matching contributions. The University plans to make a matching contribution to the Plan of approximately $1,400 for the year ended December 31, 2013. The University made discretionary matching contributions to the Plan of $1,080 and $933 for the years ended December 31, 2012 and 2011, respectively.

16. Related Party Transactions

Related party transactions include transactions between the University and certain of its affiliates. The following transactions were in the normal course of operations and were measured at the exchange amount, which is the amount of consideration established and agreed to by the parties.

As of and for the years ended December 31, 2013, 2012, and 2011, related party transactions consisted of the following:

Affiliates

Mind Streams, LLC (“Mind Streams”), 21st Century, LLC (“21st Century”) and Lifetime Learning — Mind Streams, 21st Century and Lifetime Learning are owned and operated, in part, by the father of the University’s Executive Chairman. See further discussion in Note 3, Summary of Significant Accounting Policies — Related party expenses.

Grand Canyon University Foundation (“GCUF”) — GCUF was formed in 2010 to support public charities. The University’s President, CEO and Director serves as the president of GCUF. All of the board seats are taken by University executives and employees. The University is not the primary beneficiary of GCUF, and accordingly, the University does not consolidate GCUF’s statement of activities with its financial results. The University contributed $200, and $5 for the years ended December 31, 2012, and 2011, respectively, of which no amounts were owed at December 31, 2013 and 2012, respectively.

17. Quarterly Results of Operations (Unaudited)

The following table summarizes the unaudited quarterly results of operations for 2013 and 2012 and should be read in conjunction with other information included in the accompanying consolidated financial statements.

Grand Canyon Education, Inc.

Notes to Consolidated Financial Statements

(In thousands, except per share data)

	2013
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Net revenue	$142,030	$141,463	$152,399	$162,443
Costs and expenses:
Instructional costs and services	59,997	61,747	64,704	67,971
Admissions advisory and related	22,993	23,346	24,578	26,160
Advertising	15,929	14,520	15,498	15,038
Marketing and promotional	1,435	1,383	1,299	1,527
General and administrative	8,051	8,978	9,035	10,870

Total costs and expenses	108,405	109,974	115,114	121,566

Operating income	33,625	31,489	37,285	40,877
Interest expense	(668)	(439)	(528)	(609)
Interest income and other	2,195	62	1,502	104

Income before income taxes	35,152	31,112	38,259	40,372
Income tax expense	14,207	12,048	15,714	14,215

Net income	$20,945	$19,064	$22,545	$26,157

Earnings per share:
Basic income per share(1)	$0.47	$0.43	$0.50	$0.58

Diluted income per share(1)	$0.46	$0.42	$0.49	$0.56

Basic weighted average shares outstanding	44,242	44,681	44,963	45,026

Diluted weighted average shares outstanding	45,449	45,929	46,424	46,712

(1)	The sum of quarterly income per share may not equal annual income per share due to rounding.

	2012
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Net revenue	$117,131	$119,260	$133,568	$141,298
Costs and expenses:
Instructional costs and services	50,824	53,406	57,354	58,819
Admissions advisory and related	19,991	20,369	22,342	23,215
Advertising	13,639	11,467	12,909	13,008
Marketing and promotional	929	919	1,199	1,313
General and administrative	7,544	7,701	8,561	11,696

Total costs and expenses	92,927	93,862	102,365	108,051

Operating income	24,204	25,398	31,203	33,247
Interest expense	(207)	(78)	(154)	(260)
Interest and other income	10	26	16	19

Income before income taxes	24,007	25,346	31,065	33,006
Income tax expense	9,538	9,748	12,594	12,097

Net income	$14,469	$15,598	$18,471	$20,909

Earnings per share:
Basic income per share(1)	$0.33	$0.35	$0.42	$0.47

Diluted income per share(1)	$0.32	$0.35	$0.41	$0.46

Basic weighted average shares outstanding	44,371	44,447	44,365	44,167

Diluted weighted average shares outstanding	45,151	45,169	45,339	45,364

(1)	The sum of quarterly income per share may not equal annual income per share due to rounding.

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

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

Under the supervision and with the participation of our management, including our Principal Executive Officer and Principal Financial Officer, an evaluation was performed on the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) promulgated under the Exchange Act), as of the end of the period covered by this annual report. Based on that evaluation, our management, including the Principal Executive. Officer and Principal Financial Officer, concluded that our disclosure controls and procedures were effective as of December 31, 2013.

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

Management performed an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2013, utilizing the criteria described in the “Internal Control-Integrated Framework (1992)” issued by the Committee of Sponsoring Organizations of the Treadway Commission. The objective of this assessment was to determine whether our internal control over financial reporting was effective as of December 31, 2013. Based on its assessment, management believes that, as of December 31, 2013, the Company’s internal control over financial reporting is effective.

The effectiveness of our internal control over financial reporting as of and for the year ended December 31, 2013 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their audit report which is included herein.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Grand Canyon Education, Inc.:

We have audited Grand Canyon Education, Inc.’s internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control — Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Grand Canyon Education, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Grand Canyon Education, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control — Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the accompanying consolidated balance sheets of Grand Canyon Education, Inc. and subsidiaries as of December 31, 2013 and 2012, and the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for the years then ended, and our report dated February 20, 2014 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

Phoenix, Arizona

February 20, 2014

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the year ended December 31, 2013, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Information relating to our Board of Directors, Executive Officers, and Corporate Governance required by this item appears in the sections entitled “Corporate Governance and Board Matters” and “Proposal No. 1: Election of Directors” in our 2014 proxy statement, to be filed within 120 days of our fiscal year end (December 31, 2013) and such information is incorporated herein by reference.

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

Information relating to this item appears in the section entitled “Executive Compensation” in our 2014 proxy statement, to be filed within 120 days of our fiscal year end (December 31, 2013) and such information is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information relating to this item appears in the sections entitled “Executive Compensation” and “Beneficial Ownership of Common Stock” in our 2014 proxy statement, to be filed within 120 days of our fiscal year end (December 31, 2013) and such information is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Information relating to this item appears in the sections entitled “Corporate Governance and Board Matters — Director Independence” and “Certain Relationships and Related Party Transactions” in our 2014 proxy statement, to be filed within 120 days of our fiscal year end (December 31, 2013) and such information is incorporated herein by reference.

Item 14.	Principal Accounting Fees and Services

Information relating to this item appears in the section entitled “Ratification of Independent Registered Public Accounting Firm — Fees” in our 2014 our proxy statement, to be filed within 120 days of our fiscal year end (December 31, 2013) and such information is incorporated herein by reference.

PART IV

Item 15.	Exhibits and Consolidated Financial Statement Schedules

(a) The following documents are filed as part of this Annual Report on Form 10-K:

1.	Consolidated Financial Statements filed as part of this report

2.	Consolidated Financial Statement Schedules:

Schedules are omitted because they are not required, or because the information required is included in the Consolidated Financial Statements and Notes thereto.

3.	Exhibits

Number	Description	Method of Filing

3.1	Amended and Restated Certificate of Incorporation	Incorporated by reference to Exhibit 3.1 to Amendment No. 6 to the University’s Registration Statement on Form S-1 filed with the SEC on November 12, 2008.

3.2	Second Amended and Restated Bylaws	Incorporated by reference to Exhibit 3.1 to the University’s Current Report on Form 8-K filed with the SEC on August 2, 2010.

4.1	Specimen of Stock Certificate	Incorporated by reference to Exhibit 4.1 to Amendment No. 2 to the University’s Registration Statement on Form S-1 filed with the SEC on September 29, 2008.

10.1	Amended and Restated Executive Employment Agreement, dated September 10, 2008, by and between Grand Canyon Education, Inc. and Brent Richardson†	Incorporated by reference to Exhibit 10.1 to Amendment No. 2 to the University’s Registration Statement on Form S-1 filed with the SEC on September 29, 2008.

10.2	2008 Equity Incentive Plan, as amended†	Incorporated by reference to Exhibit 10.1 to the University’s Quarterly Report on Form 10-Q filed with the SEC on November 14, 2011.

10.3	2008 Employee Stock Purchase Plan†	Incorporated by reference to Exhibit 10.5 to Amendment No. 2 to the University’s Registration Statement on Form S-1 filed with the SEC on September 29, 2008.

10.4	Amended and Restated Executive Employment Agreement, dated July 30, 2012, by and between Grand Canyon Education, Inc. and Brian E. Mueller†	Incorporated by reference to Exhibit 10.1 to the University’s Quarterly Report on Form 10-Q filed with the SEC on August 6, 2012.

10.5	Amended and Restated Executive Employment Agreement, dated July 30, 2012, by and between Grand Canyon Education, Inc. and W. Stan Meyer†	Incorporated by reference to Exhibit 10.2 to the University’s Quarterly Report on Form 10-Q filed with the SEC on August 6, 2012.

10.6	Amended and Restated Executive Employment Agreement, dated July 30, 2012, by and between Grand Canyon Education, Inc. and Daniel E. Bachus†	Incorporated by reference to Exhibit 10.3 to the University’s Quarterly Report on Form 10-Q filed with the SEC on August 6, 2012.

10.7	Amended and Restated Executive Employment Agreement, dated July 30, 2012, by and between Grand Canyon Education, Inc. and Joseph N. Mildenhall†	Incorporated by reference to Exhibit 10.4 to the University’s Quarterly Report on Form 10-Q filed with the SEC on August 6, 2012.

10.8	Form of Director and Officer Indemnity Agreement	Incorporated by reference to Exhibit 10.21 to Amendment No. 2 to the University’s Registration Statement on Form S-1 filed with the SEC on September 29, 2008.

10.9	Credit Agreement, dated December 21, 2012, by and among Grand Canyon Education, Inc., Bank of America, N.A., and the other parties named therein.	Incorporated by reference to Exhibit 10.10 to the University’s Annual Report on Form 10-K filed with the SEC on February 19, 2013.

10.10	Executive Employment Agreement, dated September 7, 2012, by and between Grand Canyon Education, Inc. and Brian M. Roberts†	Incorporated by reference to Exhibit 10.1 to the University’s Quarterly Report on Form 10-Q filed with the SEC on May 7, 2013.

21.0	Subsidiaries of Grand Canyon Education, Inc.	Filed herewith.

23.1	Consent of KPMG LLP, Independent Registered Public Accounting Firm	Filed herewith.

23.2	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm	Filed herewith.

Number	Description	Method of Filing

24.1	Power of Attorney	Filed herewith (on signature page)

31.1	Certification of the Chief Executive Officer Pursuant to Rule 13a-14(a) and 15d-14(a) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith.

31.2	Certification of the Chief Financial Officer Pursuant to Rule 13a-14(a) and 15d-14(a) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith.

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002††	Filed herewith.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002††	Filed herewith.

†	Indicates a management contract or any compensatory plan, contract or arrangement.
††	This certification is being furnished solely to accompany this report pursuant to 18 U.S.C. Section 1350, and is not being filed for purposes of Section 18 of the Exchange Act, and is not to be incorporated by reference into any filings of the University, whether made before or after the date hereof, regardless of any general incorporation language in such filing.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GRAND CANYON EDUCATION, INC.

By:	/s/ Brian E. Mueller
Name: Brian E. Mueller
Title: President and Chief Executive Officer
Dated: February 20, 2014

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

Signature	Title	Date

/s/ Brian E. Mueller	President, Chief Executive Officer and Director	February 20, 2014
Brian E. Mueller	(Principal Executive Officer)

/s/ Daniel E. Bachus	Chief Financial Officer	February 20, 2014
Daniel E. Bachus	(Principal Financial Officer and Principal Accounting Officer)

/s/ Brent D. Richardson	Executive Chairman	February 20, 2014
Brent D. Richardson

/s/ David J. Johnson	Director	February 20, 2014
David J. Johnson

/s/ Jack A. Henry	Director	February 20, 2014
Jack A. Henry

/s/ Bradley A. Casper	Director	February 20, 2014
Bradley A. Casper

/s/ Kevin F. Warren	Director	February 20, 2014
Kevin F. Warren

/s/ Sara R. Dial	Director	February 20, 2014
Sara R. Dial