Form 10-Q
period 2014-03-31
Grand Canyon Education, Inc.
filed 2014-04-30
CIK 1434588

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

or

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

The total number of shares of common stock outstanding as of April 25, 2014, was 46,636,172.

GRAND CANYON EDUCATION, INC.

FORM 10-Q

101.INS XBRL Instance Document

101.SCH XBRL Taxonomy Extension Schema

101.CAL XBRL Taxonomy Extension Calculation Linkbase

101.LAB XBRL Taxonomy Extension Label Linkbase

101.PRE XBRL Taxonomy Extension Presentation Linkbase

101.DEF XBRL Taxonomy Extension Definition Linkbase

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

GRAND CANYON EDUCATION, INC.

Consolidated Income Statements

(Unaudited)

	Three Months Ended March 31,
(In thousands, except per share data)	2014	2013
Net revenue	$167,432	$142,030
Costs and expenses:
Instructional costs and services	70,678	59,997
Admissions advisory and related, including $805 and $753 to related parties for the three months ended March 31, 2014 and 2013, respectively	26,261	22,993
Advertising	16,712	15,929
Marketing and promotional	1,791	1,435
General and administrative	8,554	8,051

Total costs and expenses	123,996	108,405

Operating income	43,436	33,625
Interest expense	(523)	(668)
Interest and other income	137	2,195

Income before income taxes	43,050	35,152
Income tax expense	16,762	14,207

Net income	$26,288	$20,945

Earnings per share:
Basic income per share	$0.58	$0.47

Diluted income per share	$0.56	$0.46

Basic weighted average shares outstanding	45,205	44,242

Diluted weighted average shares outstanding	46,841	45,449

The accompanying notes are an integral part of these consolidated financial statements.

GRAND CANYON EDUCATION, INC.

Consolidated Statements of Comprehensive Income

(Unaudited)

	Three Months Ended March 31,
(In thousands)	2014	2013
Net income	$26,288	$20,945
Other comprehensive income, net of tax:
Unrealized losses on available-for-sale securities, net of taxes of $10 and $0 for March 31, 2014 and 2013, respectively	(16)	(8)
Unrealized (losses) gains on hedging derivatives, net of taxes of $17 and $31 for March 31, 2014 and 2013, respectively	(26)	40

Comprehensive income	$26,246	$20,977

The accompanying notes are an integral part of these consolidated financial statements.

GRAND CANYON EDUCATION, INC.

Consolidated Balance Sheets

	March 31,	December 31,
(In thousands, except par value)	2014	2013
	(Unaudited)
ASSETS:
Current assets
Cash and cash equivalents	$39,129	$55,824
Restricted cash and cash equivalents	50,834	64,368
Investments	157,466	108,420
Accounts receivable, net	7,384	7,217
Income taxes receivable	—	3,599
Deferred income taxes	5,247	5,159
Other current assets	17,879	19,116

Total current assets	277,939	263,703
Property and equipment, net	365,499	339,596
Prepaid royalties	3,873	4,641
Goodwill	2,941	2,941
Other assets	5,000	5,219

Total assets	$655,252	$616,100

LIABILITIES AND STOCKHOLDERS’ EQUITY:
Current liabilities
Accounts payable	$27,967	$24,231
Accrued compensation and benefits	14,947	20,093
Accrued liabilities	13,235	14,554
Income taxes payable	5,037	7
Student deposits	54,211	66,772
Deferred revenue	46,700	32,816
Due to related parties	516	454
Current portion of capital lease obligations	90	89
Current portion of notes payable	6,609	6,607

Total current liabilities	169,312	165,623
Capital lease obligations, less current portion	475	497
Other noncurrent liabilities	6,551	6,811
Deferred income taxes, noncurrent	13,179	11,832
Notes payable, less current portion	84,840	86,493

Total liabilities	274,357	271,256

Commitments and contingencies
Stockholders’ equity
Preferred stock, $0.01 par value, 10,000 shares authorized; 0 shares issued and outstanding at March 31, 2014 and December 31, 2013	—	—
Common stock, $0.01 par value, 100,000 shares authorized; 49,582 and 48,890 shares issued and 46,638 and 46,045 shares outstanding at March 31, 2014 and December 31, 2013, respectively	496	489
Treasury stock, at cost, 2,944 and 2,845 shares of common stock at March 31, 2014 and December 31, 2013, respectively	(52,675)	(48,432)
Additional paid-in capital	146,945	132,904
Accumulated other comprehensive income	316	358
Retained earnings	285,813	259,525

Total stockholders’ equity	380,895	344,844

Total liabilities and stockholders’ equity	$655,252	$616,100

The accompanying notes are an integral part of these consolidated financial statements.

GRAND CANYON EDUCATION, INC.

Consolidated Statement of Stockholders’ Equity

(In thousands)

(Unaudited)

						Accumulated
					Additional	Other
	Common Stock		Treasury Stock		Paid-in	Comprehensive	Retained
	Shares	Par Value	Shares	Cost	Capital	Income (Loss)	Earnings	Total
Balance at December 31, 2013	48,890	$489	2,845	$(48,432)	$132,904	$358	$259,525	$344,844
Comprehensive income	—	—	—	—	—	(42)	26,288	26,246
Common stock purchased for treasury	—	—	14	(639)	—	—	—	(639)
Restricted shares forfeited	—	—	9	—	—	—	—	—
Exercise of stock options	396	4	—	—	5,386	—	—	5,390
Excess tax benefits	—	—	—	—	6,475	—	—	6,475
Share-based compensation	296	3	76	(3,604)	2,180	—	—	(1,421)

Balance at March 31, 2014	49,582	$496	2,944	$(52,675)	$146,945	$316	$285,813	$380,895

The accompanying notes are an integral part of these consolidated financial statements.

GRAND CANYON EDUCATION, INC.

Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended March 31,
(In thousands)	2014	2013
Cash flows provided by operating activities:
Net income	$26,288	$20,945
Adjustments to reconcile net income to net cash provided by operating activities:
Share-based compensation	2,204	2,170
Excess tax benefits from share-based compensation	(6,419)	(3,499)
Provision for bad debts	3,795	4,941
Depreciation and amortization	6,929	5,951
Gain on proceeds received from note receivable	—	(2,187)
Deferred income taxes	1,150	1,739
Prepaid royalty impairment	966	—
Other	121	—
Changes in assets and liabilities:
Restricted cash and cash equivalents	13,534	6,284
Accounts receivable	(3,962)	(4,641)
Prepaid expenses and other	957	(2,069)
Due to/from related parties	62	(94)
Accounts payable	(1,702)	2,112
Accrued liabilities and employee related liabilities	(6,419)	(5,531)
Income taxes receivable/payable	15,104	1,904
Deferred rent	(260)	(193)
Deferred revenue	13,884	10,349
Student deposits	(12,561)	(6,468)

Net cash provided by operating activities	53,671	31,713

Cash flows used in investing activities:
Capital expenditures	(27,214)	(14,704)
Purchase of land and building related to offsite development	—	(1,438)
Purchases of investments	(62,711)	(23,810)
Proceeds from sale or maturity of investments	13,665	—
Proceeds received from note receivable	—	29,187

Net cash used in investing activities	(76,260)	(10,765)

Cash flows provided by financing activities:
Principal payments on notes payable and capital lease obligations	(1,672)	(1,672)
Repurchase of common shares including shares withheld in lieu of income taxes	(4,243)	(6,006)
Excess tax benefits from share-based compensation	6,419	3,499
Net proceeds from exercise of stock options	5,390	5,859

Net cash provided by financing activities	5,894	1,680

Net (decrease) increase in cash and cash equivalents	(16,695)	22,628
Cash and cash equivalents, beginning of period	55,824	105,111

Cash and cash equivalents, end of period	$39,129	$127,739

Supplemental disclosure of cash flow information
Cash paid for interest	$535	$573
Cash paid for income taxes	$372	$10,566
Cash received for income tax refunds	$2	$2
Supplemental disclosure of non-cash investing and financing activities
Purchases of property and equipment included in accounts payable	$5,438	$4,067
Tax benefit of Spirit warrant intangible	$65	$67
Shortfall tax expense from share-based compensation	$9	$74

The accompanying notes are an integral part of these consolidated financial statements.

GRAND CANYON EDUCATION, INC.

Notes to Consolidated Financial Statements

(In thousands, except per share data)

(Unaudited)

1. Nature of Business

Grand Canyon Education, Inc. (together with its subsidiaries, the “University”) is a regionally accredited provider of postsecondary education services focused on offering graduate and undergraduate degree programs in its core disciplines of education, healthcare, business, and liberal arts. The University offers courses online, on ground at its approximately 160 acre traditional ground campus in Phoenix, Arizona and onsite at facilities it leases and at facilities owned by third party employers. The University is accredited by The Higher Learning Commission of the North Central Association of Colleges and Schools. The University’s wholly-owned subsidiaries are primarily used to facilitate expansion of the University campus.

2. Summary of Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements include the accounts of the University and its wholly-owned subsidiaries. Intercompany transactions have been eliminated in consolidation.

Unaudited Interim Financial Information

The accompanying unaudited interim consolidated financial statements of the University have been prepared in accordance with U.S. generally accepted accounting principles, consistent in all material respects with those applied in its financial statements included in its Annual Report on Form 10-K for the fiscal year ended December 31, 2013. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. Such interim financial information is unaudited but reflects all adjustments that in the opinion of management are necessary for the fair presentation of the interim periods presented. Interim results are not necessarily indicative of results for a full year. These consolidated financial statements should be read in conjunction with the University’s audited financial statements and footnotes included in its Annual Report on Form 10-K for the fiscal year ended December 31, 2013 from which the December 31, 2013 balance sheet information was derived.

Restricted Cash and Cash Equivalents

A significant portion of the University’s revenue is received from students who participate in government financial aid and assistance programs. Restricted cash and cash equivalents primarily represent amounts received from the federal and state governments under various student aid grant and loan programs, such as Title IV. The University receives these funds subsequent to the completion of the authorization and disbursement process and holds them for the benefit of the student. The U.S. Department of Education (“Department of Education”) requires Title IV funds collected in advance of student billings to be segregated in a separate cash or cash equivalent account until the course begins. The University records all of these amounts as a current asset in restricted cash and cash equivalents until the cash is no longer restricted, at which time such amounts are reclassified as cash and cash equivalents. The majority of these funds remains as restricted cash and cash equivalents for an average of 60 to 90 days from the date of receipt.

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

GRAND CANYON EDUCATION, INC.

Notes to Consolidated Financial Statements

(In thousands, except per share data)

(Unaudited)

Note Receivable

The University purchased a note receivable from a financial institution at fair market value in the fourth quarter of 2012 for $27,000. The note bore interest at 11%, which represented the 6% rate of the loan plus the 5% default rate. The principal and most of the interest due on the note was paid in March 2013 resulting in the full return on investment of the note receivable and an additional gain in interest income and other income of $2,187 on the loan. However, the borrower has disputed certain amounts remaining due under the note agreement, including default interest in the amount of $432, a late payment penalty in the amount of $1,392, and a statutory trustee’s fee in the amount of $139. The funds disputed by the borrower, plus interest thereon, were deposited into an escrow account with the clerk of the Maricopa County Superior Court pending resolution of the disputed issues. In the third quarter of 2013, the court ruled in favor of the University with respect to the late penalty and default interest accrued thereon. Accordingly, the University recorded an other asset and interest and other income of $1,459 for the three months ended September 30, 2013. The court ordered the late penalty funds and interest thereon to be released to the University on October 28, 2013 unless prior to said date, borrower filed with the court a formal notice of appeal and simultaneously deposited an additional $344 into escrow with the clerk of the court representing continued interest accruing on the late penalty pending an appeal. The remaining default interest and statutory trustee’s fee components of the original disputed amount, plus interest accruing thereon at 11%, continue a resolution process through the court, have been treated as a gain contingency and will not be recorded as a receivable or income until resolution is reached.

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

On June 30, 2009 and February 27, 2013, respectively, the University entered into an interest rate swap and an interest rate corridor to manage its 30 Day LIBOR interest exposure related to its variable rate debt. The fair value of the interest rate corridor instrument as of March 31, 2014 was $1,802, which is included in other assets. The fair value of the interest rate swap is a liability of $44 as of March 31, 2014, which is included in accrued liabilities. The fair values of each derivative instrument were determined using a hypothetical derivative transaction and Level 2 of the hierarchy of valuation inputs. These derivative instruments were originally designated as cash flow hedges of variable rate debt obligations. The adjustment of ($43) and $71 for the three months ended March 31, 2014 and 2013, respectively, for the effective portion of the gain/(loss) on the derivatives is included as a component of other comprehensive income, net of taxes.

The interest rate corridor instrument reduces variable interest rate risk starting March 1, 2013 through December 20, 2019 with a notional amount of $82,966 as of March 31, 2014. The corridor instrument’s terms permits the University to hedge its interest rate risk at several thresholds; the University pays variable interest monthly based on the 30 Day LIBOR rates until that index reaches 1.5%. If 30 Day LIBOR is equal to 1.5% through 3.0%, the University pays 1.5%. If 30 Day LIBOR exceeds 3.0%, the University pays actual 30 Day LIBOR less 1.5%.

The interest rate swap commenced on May 1, 2010 and continues each month thereafter until April 30, 2014 and has a notional amount of $8,701 as of March 31, 2014. Under the terms of the agreement, the University received 30 Day LIBOR and paid 3.245% fixed interest on the amortizing notional amount.

As of March 31, 2014 no derivative ineffectiveness was identified for either instrument. Any ineffectiveness in the University’s derivative instrument designated as a hedge is reported in interest expense in the income statement. For the three months ended March 31, 2014, $3 of credit risk was recorded in interest expense for the interest rate corridor and interest rate swap. At March 31, 2014, the University does not expect to reclassify gains or losses on derivative instruments from accumulated other comprehensive income (loss) into earnings during the next 12 months.

Fair Value of Financial Instruments

As of March 31, 2014, the carrying value of cash and cash equivalents, investments, accounts receivable, account payable and accrued compensation and benefits and accrued liabilities expenses approximate their fair value based on the liquidity or the short-term maturities of these instruments. The carrying value of notes payable approximates fair value as it is based on variable rate index. The carrying value of capital lease obligations approximate fair value based upon market interest rates available to the University for debt of similar risk and maturities. Derivative financial instruments are carried at fair value, determined using Level 2 of the hierarchy of valuation inputs, with the use of inputs other than quoted prices that are observable for the asset or liability.

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

Revenue Recognition

Net revenues consist primarily of tuition and fees derived from courses taught by the University online, on ground at its traditional campus in Phoenix, Arizona, and onsite at facilities it leases and at facilities owned by third party employers, as well as from related educational resources that the University provides to its students, such as access to online materials. Tuition revenue and most fees from related educational resources are recognized pro-rata over the applicable period of instruction, net of scholarships provided by the University. For the three months ended March 31, 2014 and 2013, the University’s revenue was reduced by approximately $37,719 and $28,255, respectively, as a result of scholarships that the University offered to students. The University maintains an institutional tuition refund policy, which provides for all or a portion of tuition to be refunded if a student withdraws during stated refund periods. Certain states in which students reside impose separate, mandatory refund policies, which override the University’s policy to the extent in conflict. If a student withdraws at a time when only a portion, or none, of the tuition is refundable, then in accordance with its revenue recognition policy, the University continues to recognize the tuition that was not refunded pro-rata over the applicable period of instruction. Since the University recognizes revenue pro-rata over the term of the course and because, under its institutional refund policy, the amount subject to refund is never greater than the amount of the revenue that has been deferred, under the University’s accounting policies revenue is not recognized with respect to amounts that could potentially be refunded. Sales tax collected from students is excluded from net revenues. Collected but unremitted sales tax is included as an accrued liability in the consolidated balance sheets. The University also charges online students an upfront learning management fee, which is deferred and recognized over the average expected term of a student. Costs that are direct and incremental to new online students are also deferred and recognized ratably over the average expected term of a student. Deferred revenue and student deposits in any period represent the excess of tuition, fees, and other student payments received as compared to amounts recognized as revenue on the income statement and are reflected as current liabilities in the accompanying consolidated balance sheet. The University’s educational programs have starting and ending dates that differ from its fiscal quarters. Therefore, at the end of each fiscal quarter, a portion of revenue from these programs is not yet earned. Other revenues may be recognized as sales occur or services are performed.

Allowance for Doubtful Accounts

All students are required to select both a primary and secondary payment option with respect to amounts due to the University for tuition, fees and other expenses. The most common payment option for the University’s students is financial aid. In instances where a student selects financial aid as the primary payment option, he or she often selects personal cash as the secondary option. If a student who has selected financial aid as his or her primary payment option withdraws prior to the end of a course but after the date that the University’s institutional refund period has expired, the student will have incurred the obligation to pay the full cost of the course. If the withdrawal occurs before the date at which the student has earned 100% of his or her financial aid, the University will have a return to Title IV requirement and the student will owe the University all amounts incurred that are in excess of the amount of financial aid that the student earned and that the University is entitled to retain. In this case, the University must collect the receivable using the student’s second payment option. In instances in which the students chose to receive living expense funds as part of their financial aid disbursements, the University is required to return the unearned portion of these funds as well and then collect these amounts from the students.

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

GRAND CANYON EDUCATION, INC.

Notes to Consolidated Financial Statements

(In thousands, except per share data)

(Unaudited)

Long-Lived Assets (other than goodwill)

The University evaluates the recoverability of our long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to undiscounted future net cash flows expected to be generated by the assets. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets.

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

3. Investments

The following is a summary of amounts included in investments as of March 31, 2014 and December 31, 2013. The University considered all investments as available for sale.

	As of March 31, 2014
	Adjusted Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Estimated Fair Value
Municipal securities	$157,465	$24	$(23)	$157,466

	As of December 31, 2013
	Adjusted Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Estimated Fair Value
Municipal securities	$108,393	$35	$(8)	$108,420

The cash flows of municipal securities are backed by the issuing municipality’s credit worthiness. All municipal securities are due in one year or less as of March 31, 2014. For the three months ended March 31, 2014, the net unrealized loss on available-for-sale securities was $16, net of taxes.

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

	Three Months Ended March 31,
	2014	2013
Denominator:
Basic weighted average shares outstanding	45,205	44,242
Effect of dilutive stock options and restricted stock	1,636	1,207

Diluted weighted average shares outstanding	46,841	45,449

Diluted weighted average shares outstanding exclude the incremental effect of shares that would be issued upon the assumed exercise of stock options. For the three months ended March 31, 2014 and 2013, approximately 0 and 350, respectively, of the University’s stock options outstanding were excluded from the calculation of diluted earnings per share as their inclusion would have been anti-dilutive. These options could be dilutive in the future.

GRAND CANYON EDUCATION, INC.

Notes to Consolidated Financial Statements

(In thousands, except per share data)

(Unaudited)

5. Allowance for Doubtful Accounts

	Balance at Beginning of Period	Charged to Expense	Deductions(1)	Balance at End of Period
Three months ended March 31, 2014	$9,678	3,795	(4,973)	$8,500
Three months ended March 31, 2013	$8,657	4,941	(5,209)	$8,389

(1)	Deductions represent accounts written off, net of recoveries.

6. Property and Equipment, net

Property and equipment, net consist of the following:

	March 31,	December 31,
	2014	2013
Land	$36,703	$21,820
Land improvements	5,176	5,176
Buildings	225,286	222,402
Equipment under capital leases	5,310	5,310
Leasehold improvements	33,356	32,243
Computer equipment	67,073	64,773
Furniture, fixtures and equipment	33,460	32,583
Internally developed software	16,879	15,606
Other	1,099	1,099
Construction in progress	32,684	23,467

	457,026	424,479
Less accumulated depreciation and amortization	(91,527)	(84,883)

Property and equipment, net	$365,499	$339,596

7. Commitments and Contingencies

Leases

The University leases certain land, buildings and equipment under non-cancelable operating leases expiring at various dates through 2022. Future minimum lease payments under operating leases due each year are as follows at March 31, 2014:

2014 (remaining nine months)	$4,776
2015	6,437
2016	5,826
2017	4,985
2018	4,504
Thereafter	8,316

Total minimum payments	$34,844

Total rent expense and related taxes and operating expenses under operating leases for the three months ended March 31, 2014 and 2013 were $2,090 and $1,784, respectively.

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

Tax Reserves, Non-Income Tax Related

From time to time the University has exposure to various non-income tax related matters that arise in the ordinary course of business. At March 31, 2014 and December 31, 2013, the University reserved approximately $741 and $729, respectively, for tax matters where its ultimate exposure is considered probable and the potential loss can be reasonably estimated.

8. Share-Based Compensation

Incentive Plan

Restricted Stock

During the three months ended March 31, 2014, the University granted 296 shares of common stock with a service vesting condition to certain of its executives, officers, faculty and employees. The restricted shares have voting rights and vest in five annual installments of 20% starting on March 1, 2015 and each of the four anniversaries of the vesting date following the date of grant. Upon vesting, shares will be held in lieu of taxes equivalent to the minimum statutory tax withholding required to be paid when the restricted stock vests. During the three months ended March 31, 2014, the University withheld 76 shares of common stock in lieu of taxes at a cost of $3,604 on the restricted stock vesting dates.

A summary of the activity related to restricted stock granted under the University’s Incentive Plan since December 31, 2013 is as follows:

	Total Shares	Weighted Average Grant Date Fair Value per Share
Outstanding as of December 31, 2013	983	$21.34
Granted	296	$46.25
Vested	(210)	$20.74
Forfeited, canceled or expired	(9)	$27.23

Outstanding as of March 31, 2014	1,060	$28.36

Stock Options

During the three months ended March 31, 2014, no options were granted. A summary of the activity related to stock options granted under the University’s Incentive Plan since December 31, 2013 is as follows:

	Summary of Stock Options Outstanding
	Total Shares	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value ($)(1)
Outstanding as of December 31, 2013	3,023	$14.80
Granted	—	$—
Exercised	(396)	$13.59
Forfeited, canceled or expired	(4)	$17.33

Outstanding as of March 31, 2014	2,623	$14.98	5.66	$83,192

Exercisable as of March 31, 2014	1,997	$14.29	5.33	$64,731

Available for issuance as of March 31, 2014	2,102

(1)	Aggregate intrinsic value represents the value of the University’s closing stock price on March 31, 2014 ($46.70) in excess of the exercise price multiplied by the number of shares underlying options outstanding or exercisable, as applicable.

GRAND CANYON EDUCATION, INC.

Notes to Consolidated Financial Statements

(In thousands, except per share data)

(Unaudited)

Share-based Compensation Expense

The table below outlines share-based compensation expense for the three months ended March 31, 2014 and 2013 related to restricted stock and stock options granted:

	2014	2013
Instructional costs and services	$1,312	$1,100
Admissions advisory and related expenses	37	29
Marketing and promotional	60	49
General and administrative	795	992

Share-based compensation expense included in operating expenses	2,204	2,170
Tax effect of share-based compensation	(882)	(868)

Share-based compensation expense, net of tax	$1,322	$1,302

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

To participate in the Title IV programs, an institution must be authorized to offer its programs of instruction by the relevant agency of the state in which it is located, accredited by an accrediting agency recognized by the Department of Education and certified as eligible by the Department of Education. The Department of Education will certify an institution to participate in the Title IV programs only after the institution has demonstrated compliance with the Higher Education Act and the Department of Education’s extensive regulations regarding institutional eligibility. An institution must also demonstrate its compliance to the Department of Education on an ongoing basis. As of March 31, 2014, management believes the University is in compliance with the applicable regulations in all material respects.

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

As part of its oversight of the educational institutions participating in the Title IV programs under the Higher Education Act of 1965, as amended, the Department of Education periodically conducts program reviews at selected schools that receive Title IV funds for the purpose of evaluating the school’s compliance with the Title IV requirements, identifying any liabilities to the Department of Education for errors in compliance, and improving future institutional capabilities. On April 13, 2014, the University received official notification from the Department of Education of the Department of Education’s intent to conduct a program review at Grand Canyon University. The program review will include the University’s administration of the Title IV programs in which it participates, its administration of the Clery Act and related regulations, and its compliance with the requirements of the Drug-Free Schools and Communities Act for the 2012-2013 and 2013-2014 award years.

The University believes that it has effective policies and procedures in place that are planned and implemented to comply with the applicable standards and regulations under Title IV and the other matters being reviewed. If and to the extent the Department of Education’s program review identifies any compliance issues, the University is committed to resolving such issues and ensuring that Grand Canyon University operates in compliance with all legal requirements. Program reviews may be unresolved for several months or years with little or no communication from the Department of Education, and may involve additional exchanges of information following the site visit. The University cannot presently predict the outcome of this program review or when the final program review determination will be issued. If the Department of Education were to make significant findings of non-compliance in the final program review determination, it could have a material adverse effect on the University’s business, results of operations, cash flows, and financial position.

GRAND CANYON EDUCATION, INC.

Notes to Consolidated Financial Statements

(In thousands, except per share data)

(Unaudited)

10. Treasury Stock

The Board of Directors has authorized the University to repurchase up to $75,000 in aggregate of common stock, from time to time, depending on market conditions and other considerations. The current expiration date on the repurchase authorization is September 30, 2014. Repurchases occur at the University’s discretion. Repurchases may be made in the open market or in privately negotiated transactions, pursuant to the applicable Securities and Exchange Commission rules. The amount and timing of future share repurchases, if any, will be made as market and business conditions warrant. Since its approval of the share repurchase plan, the University has purchased 2,764 shares of common stock at an aggregate cost of $48,098. This includes 14 shares of common stock at an aggregate cost of $639 during the three months ended March 31, 2014, which are recorded at cost in the accompanying March 31, 2014 consolidated balance sheet and statement of stockholders’ equity. At March 31, 2014, there remained $26,902 available under its share repurchase authorization. Shares repurchased in lieu of taxes are not included in the repurchase plan totals as they were approved in conjunction with the restricted share awards.

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

Forward-looking statements should not be read as a guarantee of future performance or results, and will not necessarily be accurate indications of the times at, or by, which such performance or results will be achieved. Forward-looking statements are based on information available at the time those statements are made or management’s good faith belief as of that time with respect to future events, and are subject to risks and uncertainties that could cause actual performance or results to differ materially from those expressed in or suggested by the forward-looking statements. Important factors that could cause such differences include, but are not limited to:

•	our failure to comply with the extensive regulatory framework applicable to our industry, including Title IV of the Higher Education Act and the regulations thereunder, state laws and regulatory requirements, and accrediting commission requirements;

•	the results of the ongoing program review being conducted by the Department of Education of our compliance with Title IV program requirements, and possible fines or other administrative sanctions resulting therefrom:

•	the ability of our students to obtain federal Title IV funds, state financial aid, and private financing;

•	potential damage to our reputation or other adverse effects as a result of negative publicity in the media, in the industry or in connection with governmental reports or investigations or otherwise, affecting us or other companies in the for-profit postsecondary education sector;

•	risks associated with changes in applicable federal and state laws and regulations and accrediting commission standards including pending rulemaking by the Department of Education;

•	our ability to properly manage risks and challenges associated with potential acquisitions of, or investments in, new businesses, acquisitions of new properties, or the expansion of our campus to new locations;

•	our ability to hire and train new, and develop and train existing employees and faculty;

•	the pace of growth of our enrollment;

•	our ability to convert prospective students to enrolled students and to retain active students;

•	our success in updating and expanding the content of existing programs and developing new programs in a cost-effective manner or on a timely basis;

•	industry competition, including competition for students and for qualified executives and other personnel;

•	risks associated with the competitive environment for marketing our programs;

•	failure on our part to keep up with advances in technology that could enhance the online experience for our students;

•	the extent to which obligations under our loan agreement, including the need to comply with restrictive and financial covenants and to pay principal and interest payments, limits our ability to conduct our operations or seek new business opportunities;

•	our ability to manage future growth effectively; and

•	general adverse economic conditions or other developments that affect the job prospects of our students.

Additional factors that could cause actual results to differ from those discussed in the forward-looking statements include, but are not limited to, those described in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2013, as updated in our subsequent reports filed with the Securities and Exchange Commission (“SEC”), including any updates found in Part II, Item 1A of this Quarterly Report on Form 10-Q or our other reports on Form 10-Q. You should not put undue reliance on any forward-looking statements. Forward-looking statements speak only as of the date the statements are made and we assume no obligation to update forward-looking statements to reflect actual results, changes in assumptions, or changes in other factors affecting forward-looking information, except to the extent required by applicable securities laws. If we do update one or more forward-looking statements, no inference should be drawn that we will make additional updates with respect to those or other forward-looking statements.

Overview

We are a regionally accredited provider of postsecondary education services focused on offering graduate and undergraduate degree programs in our core disciplines of education, healthcare, business, and liberal arts. We offer programs online, on ground at our approximately 160 acre traditional campus in Phoenix, Arizona and onsite at facilities we lease and at facilities owned by third party employers.

At March 31, 2014, we had approximately 61,600 students, an increase of 15.0% over the approximately 53,600 students we had at March 31, 2013. At March 31, 2014, 84.3% of our students were enrolled in our online programs, and of our working adult students (online and professional studies students), 44.0% were pursuing master’s or doctoral degrees. Revenue per student for the three months ended March 31, 2014 increased over the three months ended March 31, 2013 as a result of improved retention and the increase in traditional ground students as a percentage of our total enrollment. In addition, revenue per student grew year over year due to differences in the start and end date of our traditional campus’ start and end date for its Spring semester which resulted in approximately $2.3 million of additional revenue to be earned in the first quarter of 2014 that would have been earned in the second quarter of 2014. We did not raise tuition in any of our programs for our 2013-2014 academic year and have not raised our tuition for our traditional ground programs in four years. This reflects a concerted effort to control tuition pricing for students so that debt levels assumed by our students are reasonable. Tuition increases have not historically been, and may not in the future be, consistent across our programs due to market conditions and differences in operating costs of individual programs.

The following is a summary of our student enrollment at March 31, 2014 and 2013 by degree type and by instructional delivery method:

	2014(1)		2013(1)
	# of Students	% of Total	# of Students	% of Total
Graduate degrees(2)	23,770	38.6%	20,217	37.7%
Undergraduate degree	37,831	61.4%	33,342	62.3%

Total	61,601	100.0%	53,559	100.0%

	2014(1)		2013(1)
	# of Students	% of Total	# of Students	% of Total
Online(3)	51,944	84.3%	46,258	86.4%
Ground(4)	9,657	15.7%	7,301	13.6%

Total	61,601	100.0%	53,559	100.0%

(1)	Enrollment at March 31, 2014 and 2013 represents individual students who attended a course during the last two months of the calendar quarter. Included in enrollment at March 31, 2014 and 2013 are students pursuing non-degree certificates of 801 and 567, respectively. The March 31, 2013 amount also included 236 high school dual credit students. We are no longer including these students in our enrollment.
(2)	Includes 4,619 and 3,329 students pursuing doctoral degrees at March 31, 2014 and 2013, respectively.
(3)	As of March 31, 2014 and 2013, 44.0% and 42.2%, respectively, of our online and professional studies students were pursuing graduate degrees.
(4)	Includes both our traditional on-campus ground students, as well as our professional studies students.

Critical Accounting Policies and Use of Estimates

Our critical accounting policies are disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2013. During the three months ended March 31, 2014, there have been no significant changes in our critical accounting policies.

Key Trends, Developments and Challenges

The key trends, developments and challenges facing the University are disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2013. During the three months ended March 31, 2014, there have been no significant changes in these trends. See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Key Trends, Developments and Challenges” in our Annual Report on Form 10-K for our fiscal year ended December 31, 2013, which is incorporated herein by reference.

Results of Operations

The following table sets forth income statement data as a percentage of net revenue for each of the periods indicated:

	Three Months Ended March 31,
	2014	2013
Net revenue	100.0%	100.0%
Operating expenses
Instructional costs and services	42.2	42.2
Admissions advisory and related	15.7	16.2
Advertising	10.0	11.2
Marketing and promotional	1.1	1.0
General and administrative	5.1	5.7

Total operating expenses	74.1	76.3

Operating income	25.9	23.7
Interest expense	(0.3)	(0.5)
Interest and other income	0.1	1.5

Income before income taxes	25.7	24.7
Income tax expense	10.0	10.0

Net income	15.7	14.7

Three Months Ended March 31, 2014 Compared to Three Months Ended March 31, 2013

Net revenue. Our net revenue for the three months ended March 31, 2014 was $167.4 million, an increase of $25.4 million, or 17.9%, as compared to net revenue of $142.0 million for the three months ended March 31, 2013. This increase was primarily due to an increase in enrollment and, to a lesser extent, an increase in room and board and other student fees, partially offset by an increase in institutional scholarships. In addition, due to differences in the start and end date of our traditional campus’ start and end date for its Spring semester which resulted in approximately $2.3 million of additional revenue to be earned in the first quarter of 2014 that would have been earned in the second quarter of 2014. End-of-period enrollment increased 15.0% between March 31, 2014 and March 31, 2013, as ground enrollment increased 32.3%, and online enrollment increased 12.3% over the prior year. The majority of the ground enrollment growth between years occurred at our ground traditional campus in Phoenix, Arizona in late August 2013. We attribute the significant growth in our ground enrollment between years to our increasing brand recognition and the value proposition that our ground traditional campus affords to traditional-aged students and their parents. After scholarships, our ground traditional students pay an amount for tuition, room, board, and fees often half to a third of what it costs to attend a private, traditional university in another state and an amount comparable to what it costs to attend the public universities in the state of Arizona as an in-state student. As the proportion of traditional colleges and universities providing alternative learning modalities increases, we will face increasing competition for working adult students from such institutions, including those with well-established reputations for excellence.

Instructional costs and services expenses. Our instructional costs and services expenses for the three months ended March 31, 2014 were $70.7 million, an increase of $10.7 million, or 17.8%, as compared to instructional costs and services expenses of $60.0 million for the three months ended March 31, 2013. This increase was primarily due to increases in employee compensation and related expenses including share based compensation, faculty compensation, dues, fees and subscriptions and other instructional supplies, depreciation and amortization and occupancy expense, and other instructional compensation and related expenses, of $2.5 million, $2.5 million, $1.8 million, $2.6 million, and $2.4 million, respectively. These increases were partially offset by a decrease of $1.1 million in bad debt expense which resulted primarily from improved student retention and improved collection efforts. The increase in employee compensation and related expenses and faculty compensation are primarily due to the increase in the number of staff and faculty needed to support the increasing number of students attending the University. In addition, we continue to increase our online full-time faculty and have incurred an increase in benefit costs between years. The increase in dues, fees, subscriptions and other instructional supplies is primarily due to increased licensing fees related to educational resources and increased food costs associated with a higher number of residential students. The increase in depreciation and amortization and occupancy costs is the result of our placing into service additional buildings to support the growing number of ground traditional students in the Fall of 2013. Our instructional costs and services expenses as a percentage of net revenues remained at 42.2% for the three months ended March 31, 2014 and 2013.

Admissions advisory and related expenses. Our admissions advisory and related expenses for the three months ended March 31, 2014 were $26.3 million, an increase of $3.3 million, or 14.2%, as compared to admissions advisory and related expenses of $23.0 million for the three months ended March 31, 2013. This increase is primarily the result of increases in employee compensation and related expenses including share based compensation and other advisory related expense of $2.9 million and $0.4 million, respectively. The increase in employee compensation and related expenses is primarily due to increased headcount and an increase in benefit costs between years. Our admissions advisory and related expenses as a percentage of revenue decreased 0.5% to 15.7% for the three months ended March 31, 2014, from 16.2% for the three months ended March 31, 2013 primarily due to our ability to leverage our admissions advisory personnel across an increasing revenue base.

Advertising expenses. Our advertising expenses for the three months ended March 31, 2014 were $16.7 million, an increase of $0.8 million, or 4.9%, as compared to advertising expenses of $15.9 million for the three months ended March 31, 2013. This increase is primarily the result of increased branding advertising focused on the southwestern United States region. Our advertising expenses as a percentage of net revenue decreased by 1.2% to 10.0% for the three months ended March 31, 2014, from 11.2% for the three months ended March 31, 2013 primarily due to our ability to leverage our advertising expenses across an increasing revenue base.

Marketing and promotional expenses. Our marketing and promotional expenses for the three months ended March 31, 2014 were $1.8 million, an increase of $0.4 million, or 24.9%, as compared to marketing and promotional expenses of $1.4 million for the three months ended March 31, 2013. This increase is primarily the result of increases in employee compensation and related expenses of $0.4 million. Our marketing and promotional expenses as a percentage of net revenue increased 0.1% to 1.1% for the three months ended March 31, 2014, from 1.0% for the three months ended March 31, 2013.

General and administrative expenses. Our general and administrative expenses for the three months ended March 31, 2014 was $8.6 million, an increase of $0.5 million, or 6.3%, as compared to general and administrative expenses of $8.1 million for the three months ended March 31, 2013. This increase was primarily due to increases in employee compensation and related expenses including share based compensation and other general and administrative expenses of $0.1 million and $0.4 million, respectively. Our general and administrative expenses as a percentage of net revenue decreased by 0.6% to 5.1% for the three months ended March 31, 2014, from 5.7% for the three months ended March 31, 2013 due to our ability to leverage the fixed costs structure of our general and administrative expenses across an increasing revenue base.

Interest expense. Interest expense for the three months ended March 31, 2014 was $0.5 million, a decrease of $0.2 million, as compared to interest expense of $0.7 million for the three months ended March 31, 2013. This decrease was primarily due to a decrease in the average balance of our credit facility between periods due to scheduled monthly principal payments. Our interest expense decreased as a percentage of net revenue by 0.2% to 0.3% for the three months ended March 31, 2014, from 0.5% for the three months ended March 31, 2013.

Interest and other income. Interest and other income for the three months ended March 31, 2014 was $0.1 million, a decrease of $2.1 million, as compared to interest and other income of $2.2 million in the three months ended March 31, 2013. The decrease was primarily due to the proceeds received from a settlement of a note receivable in the first quarter of 2013, which resulted in a $2.2 million gain for that period.

Income tax expense. Income tax expense for the three months ended March 31, 2014 was $16.8 million, an increase of $2.6 million, or 18.0%, as compared to income tax expense of $14.2 million for the three months ended March 31, 2013. Our effective tax rate was 38.9% during the first quarter of 2014 compared to 40.4% during the first quarter of 2013. Our effective tax rate in the first quarter of 2014 was lower than the prior year due primarily to the phase-in of market sourcing for apportionment of Arizona sales and to a lesser extent state tax rate changes that both phase-in beginning the first quarter of 2014.

Net income. Our net income for the three months ended March 31, 2014 was $26.3 million, an increase of $5.4 million, as compared to $20.9 million for the three months ended March 31, 2013, due to the factors discussed above.

Seasonality

Our net revenue and operating results normally fluctuate as a result of seasonal variations in our business, principally due to changes in enrollment. Student population varies as a result of new enrollments, graduations, and student attrition. The majority of our traditional ground students do not attend courses during the summer months (May through August), which affects our results for our second and third fiscal quarters. Since a significant amount of our campus costs are fixed, the lower revenue resulting from the decreased ground student enrollment has historically contributed to lower operating margins during those periods. As we increased the relative proportion of our online students during prior years, this summer effect lessened. However, during the past year we have increased, and over the next few years we intend to continue to increase, our enrollment of ground traditional students. Thus, we expect this summer effect to become more pronounced in 2014 and in future years. Partially offsetting this summer effect in the third quarter has been the sequential quarterly increase in enrollments that has occurred as a result of the traditional fall school start. This increase in enrollments also has occurred in the first quarter, corresponding to calendar year matriculation. In addition, we typically experience higher net revenue in the fourth quarter due to its overlap with the semester encompassing the traditional fall school start and in the first quarter due to its overlap with the first semester of the calendar year. A portion of our expenses do not vary proportionately with these fluctuations in net revenue, resulting in higher operating income in the first and fourth quarters relative to other quarters. We expect quarterly fluctuation in operating results to continue as a result of these seasonal patterns.

Liquidity and Capital Resources

Liquidity. We financed our operating activities and capital expenditures during the three months ended March 31, 2014 and 2013 primarily through cash provided by operating activities. Our unrestricted cash and cash equivalents and investments were $196.6 million and $164.2 million at March 31, 2014 and December 31, 2013, respectively. Our restricted cash and cash equivalents at March 31, 2014 and December 31, 2013 were $50.8 million and $64.4 million, respectively.

Based on our current level of operations and anticipated growth, we believe that our cash flow from operations and other sources of liquidity, including cash and cash equivalents and our revolving line of credit, will provide adequate funds for ongoing operations, planned capital expenditures, and working capital requirements for at least the next 24 months. No amounts were borrowed on the $50.0 million revolving line of credit as of March 31, 2014.

Share Repurchase Program

Our Board of Directors has authorized the University to repurchase up to $75 million in aggregate of common stock, from time to time, depending on market conditions and other considerations. The current expiration date on the repurchase authorization by our Board of Directors is September 30, 2014. Repurchases occur at the University’s discretion.

Under our share purchase authorization, we may purchase shares in the open market or in privately negotiated transactions, pursuant to the applicable Securities and Exchange Commission Rules. The amount and timing of future share repurchases, if any, will be made as market and business conditions warrant.

Since the inception of our share repurchase program, the University has purchased 2.8 million shares of common shock shares at an aggregate cost of $48.1 million which includes 14,000 shares of common stock during the three months ended March 31, 2014 at an aggregate cost of $0.6 million. At March 31, 2014, there remains $26.9 million available under our share repurchase authorization.

Cash Flows

Operating Activities. Net cash provided by operating activities for the three months ended March 31, 2014 was $53.7 million as compared to $31.7 million for the three months ended March 31, 2013. The increase in cash generated from operating activities between the three months ended March 31, 2013 and the three months ended March 31, 2014 is primarily due to increased net income and the timing of income tax related payments and student deposits.

Investing Activities. Net cash used in investing activities was $76.3 million and $10.8 million for the three months ended March 31, 2014 and 2013, respectively. Our cash used in investing activities was primarily related to the purchase of short-term investments and capital expenditures. Purchases of short-term investments net of proceeds of these investments was $49.0 million and $23.8 million during the three months ended March 31, 2014 and 2013, respectively. Capital expenditures were $27.2 million and $14.7 million for the three months ended March 31, 2014 and 2013, respectively. In 2014, capital expenditures primarily consisted of ground campus building projects such as the construction of an additional classroom building, additional residence halls that will accommodate another 1,600 students, and the expansion of our arena to support our growing traditional student enrollment as well as purchases of computer equipment, other internal use software projects and furniture and equipment to support our increasing employee headcount. In 2013, capital expenditures primarily consisted of ground campus building projects such as the construction costs for two additional dormitories and an expansion of our food services and library to support our traditional student enrollment as well as purchases of computer equipment, other internal use software projects and furniture and equipment to support our increasing employee headcount. In addition, during the first three months of 2013 we spent $1.4 million to purchase and refurbish a building that is located less than two miles from our Phoenix, Arizona campus. Investing activities were reduced in the first three months of 2013 by proceeds in the amount of $29.2 million received on a note receivable.

Financing Activities. Net cash provided by financing activities was $5.9 million and $1.7 million for the three months ended March 31, 2014 and 2013, respectively. During the three-month period for 2014, proceeds from the exercise of stock options of $5.4 million and excess tax benefits from share-based compensation of $6.4 million were partially offset by $4.2 million used to purchase treasury stock in accordance with the University’s share repurchase program and principal payments on notes payable and capital leases totaled $1.7 million. During the three-month period for 2013, proceeds from the exercise of stock options of $5.9 million and excess tax benefits from share-based compensation of $3.5 million were partially offset by $6.0 million used to purchase treasury stock in accordance with the University’s share repurchase program and principal payments on notes payable and capital leases totaled $1.7 million.

Contractual Obligations

The following table sets forth, as of March 31, 2014, the aggregate amounts of our significant contractual obligations and commitments with definitive payment terms due in each of the periods presented (in millions):

		Payments Due by Period
	Total	Less than 1 Year (1)	2-3 Years	4-5 Years	More than 5 Years
Long term notes payable	$91.4	$5.0	$13.2	$13.3	$59.9
Capital lease obligations	0.6	0.1	0.5	0.0	0.0
Purchase obligations(2)	83.3	71.6	11.3	0.4	0.0
Operating lease obligations	34.8	4.8	12.3	9.4	8.3

Total contractual obligations	$210.1	$81.5	$37.3	$23.1	$68.2

(1)	Payments due in less than one year represent expected expenditures from April 1, 2014 through December 31, 2014.
(2)	The purchase obligation amounts include expected spending by period under contracts that were in effect at March 31, 2014.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have had or are reasonably likely to have a material current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Impact of inflation. We believe that inflation has not had a material impact on our results of operations for the three months ended March 31, 2014 or 2013. There can be no assurance that future inflation will not have an adverse impact on our operating results and financial condition.

Market risk. On June 30, 2009 and February 27, 2013, respectively, we entered into an interest rate swap and an interest rate corridor to manage our 30 Day LIBOR interest exposure from the variable rate debt, which debt matures in December 2019. The corridor instrument, which hedges variable interest rate risk starting March 1, 2013 through December 20, 2019 with a notional amount of $83.0 million as of March 31, 2014, permits us to hedge our interest rate risk at several thresholds. Under this arrangement, in addition to the credit spread we will pay variable interest rates based on the 30 Day LIBOR rates monthly until that index reaches 1.5%. If 30 Day LIBOR is equal to 1.5% through 3.0%, we will continue to pay 1.5%. If 30 Day LIBOR exceeds 3.0%, we will pay actual 30 Day LIBOR less 1.5%. The interest rate swap commenced on May 1, 2010, continues each month thereafter until April 30, 2014, and has a notional amount of $8.7 million as of March 31, 2014. Under this arrangement, we received 30 Day LIBOR and paid 3.245% fixed rate on the amortizing notional amount plus the credit spread.

Except with respect to the foregoing, we have no derivative financial instruments or derivative commodity instruments. We invest cash in excess of current operating requirements in short-term certificates of deposit and money market instruments in multiple financial institutions.

Interest rate risk. We manage interest rate risk by investing excess funds in cash equivalents and A rated marketable securities bearing variable interest rates, which are tied to various market indices. Our future investment income may fall short of expectations due to changes in interest rates or we may suffer losses in principal if we are forced to sell securities that have declined in market value due to changes in interest rates. At March 31, 2014, a 10% increase or decrease in interest rates would not have a material impact on our future earnings, fair values, or cash flows. For information regarding our variable rate debt, see “Market risk” above.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective, as of March 31, 2014, in ensuring that material information relating to us required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in reports it files or submits under the Exchange Act is accumulated and communicated to management, including its principal executive officer or officers and principal financial officer or officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

There have been no material changes to the risk factors disclosed in the “Risk Factors” section of our Annual Report on Form 10-K for the year ended December 31, 2013.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sales of Unregistered Securities

None.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

Our Board of Directors has authorized the University to repurchase up to $75.0 million in aggregate of common stock, from time to time, depending on market conditions and other considerations. The current expiration date on the repurchase authorization is September 30, 2014. Repurchases occur at the University’s discretion. Repurchases may be made in the open market or in privately negotiated transactions, pursuant to the applicable Securities and Exchange Commission rules. The amount and timing of future share repurchases, if any, will be made as market and business conditions warrant. During the three months ended March 31, 2014, we repurchased 14,000 shares of our common stock at an aggregate cost of $0.6 million. At March 31, 2014, there remains $26.9 million available under our share repurchase authorization, which totaled $75.0 million at March 31, 2014.

The following table sets forth our share repurchases of common stock during each period in the first quarter of fiscal 2014:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Dollar Value of Shares That May Yet Be Purchased Under the Program
January 1, 2014 – January 31, 2014	12,800	$45.97	12,800	$26,952,000
February 1, 2014 – February 28, 2014	1,200	$42.01	1,200	$26,902,000
March 1, 2014 – March 31, 2014	—	—	—	$26,902,000
Total	14,000	$45.63	14,000	$26,902,000

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

None.

Item 5.	Other Information

None.

Item 6.	Exhibits

(a) Exhibits

Number	Description	Method of Filing

3.1	Amended and Restated Certificate of Incorporation.	Incorporated by reference to Exhibit 3.1 to Amendment No. 6 to the University’s Registration Statement on Form S-1 filed with the SEC on November 12, 2008.

3.2	Second Amended and Restated Bylaws.	Incorporated by reference to Exhibit 3.1 to the University’s Current Report on Form 8-K filed with the SEC on August 2, 2010.

4.1	Specimen of Stock Certificate.	Incorporated by reference to Exhibit 4.1 to Amendment No. 2 to the University’s Registration Statement on Form S-1 filed with the SEC on September 29, 2008.

31.1	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

31.2	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. ††	Filed herewith.

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. ††	Filed herewith.

††	This certification is being furnished solely to accompany this report pursuant to 18 U.S.C. Section 1350, and is not being filed for purposes of Section 18 of the Exchange Act, and is not to be incorporated by reference into any filings of the University, whether made before or after the date hereof, regardless of any general incorporation language in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GRAND CANYON EDUCATION, INC.

Date: April 30, 2014	By:	/s/ Daniel E. Bachus
Daniel E. Bachus
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

EXHIBIT INDEX

Number	Description	Method of Filing

3.1	Amended and Restated Certificate of Incorporation.	Incorporated by reference to Exhibit 3.1 to Amendment No. 6 to the University’s Registration Statement on Form S-1 filed with the SEC on November 12, 2008.

3.2	Second Amended and Restated Bylaws.	Incorporated by reference to Exhibit 3.1 to the University’s Current Report on Form 8-K filed with the SEC on August 2, 2010.

4.1	Specimen of Stock Certificate.	Incorporated by reference to Exhibit 4.1 to Amendment No. 2 to the University’s Registration Statement on Form S-1 filed with the SEC on September 29, 2008.

31.1	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

31.2	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. ††	Filed herewith.

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. ††	Filed herewith.

††	This certification is being furnished solely to accompany this report pursuant to 18 U.S.C. Section 1350, and is not being filed for purposes of Section 18 of the Exchange Act, and is not to be incorporated by reference into any filings of the University, whether made before or after the date hereof, regardless of any general incorporation language in such filing.