Form 10-Q
period 2014-06-30
Grand Canyon Education, Inc.
filed 2014-07-31
CIK 1434588

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

or

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

The total number of shares of common stock outstanding as of July 25, 2014, was 46,697,959.

GRAND CANYON EDUCATION, INC.

FORM 10-Q

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

GRAND CANYON EDUCATION, INC.

Consolidated Income Statements

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands, except per share data)	2014	2013	2014	2013
Net revenue	$158,594	$141,463	$326,026	$283,493
Costs and expenses:
Instructional costs and services	67,847	61,747	138,525	121,744
Admissions advisory and related, including $806 and $867 for the three months ended June 30, 2014 and 2013, respectively, and $1,611 and $1,621 for the six months ended June 30, 2014 and 2013, respectively, to related parties	26,208	23,346	52,469	46,339
Advertising	15,751	14,520	32,463	30,449
Marketing and promotional	1,907	1,383	3,698	2,818
General and administrative	8,994	8,978	17,548	17,029

Total costs and expenses	120,707	109,974	244,703	218,379

Operating income	37,887	31,489	81,323	65,114
Interest expense	(356)	(439)	(879)	(1,107)
Interest and other income	197	62	334	2,257

Income before income taxes	37,728	31,112	80,778	66,264
Income tax expense	14,659	12,048	31,421	26,255

Net income	$23,069	$19,064	$49,357	$40,009

Earnings per share:
Basic income per share	$0.51	$0.43	$1.09	$0.90

Diluted income per share	$0.49	$0.42	$1.05	$0.88

Basic weighted average shares outstanding	45,598	44,681	45,403	44,463

Diluted weighted average shares outstanding	46,990	45,929	46,917	45,690

The accompanying notes are an integral part of these consolidated financial statements.

GRAND CANYON EDUCATION, INC.

Consolidated Statements of Comprehensive Income

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2014	2013	2014	2013
Net income	$23,069	$19,064	$49,357	$40,009
Other comprehensive income, net of tax:
Unrealized losses on available-for-sale securities, net of taxes of $8 and $0 for the three months ended June 30, 2014 and 2013, respectively, and $18 and $0 for the six months ended June 30, 2014 and 2013, respectively	(12)	(3)	(28)	(11)
Unrealized (losses) gains on hedging derivatives, net of taxes of $95 and $335 for the three months ended June 30, 2014 and 2013, respectively, and $113 and $366 for the six months ended June 30, 2014 and 2013, respectively	(148)	483	(174)	523

Comprehensive income	$22,909	$19,544	$49,155	$40,521

The accompanying notes are an integral part of these consolidated financial statements.

GRAND CANYON EDUCATION, INC.

Consolidated Balance Sheets

	June 30,	December 31,
(In thousands, except par value)	2014	2013
	(Unaudited)
ASSETS:
Current assets
Cash and cash equivalents	$20,214	$55,824
Restricted cash and cash equivalents	53,233	64,368
Investments	156,492	108,420
Accounts receivable, net	8,515	7,217
Income taxes receivable	—	3,599
Deferred income taxes	5,472	5,159
Other current assets	17,208	19,116

Total current assets	261,134	263,703
Property and equipment, net	416,242	339,596
Prepaid royalties	3,799	4,641
Goodwill	2,941	2,941
Other assets	4,428	5,219

Total assets	$688,544	$616,100

LIABILITIES AND STOCKHOLDERS’ EQUITY:
Current liabilities
Accounts payable	$33,290	$24,231
Accrued compensation and benefits	21,059	20,093
Accrued liabilities	15,604	14,554
Income taxes payable	6,163	7
Student deposits	54,867	66,772
Deferred revenue	41,686	32,816
Due to related parties	500	454
Current portion of capital lease obligations	90	89
Current portion of notes payable	6,611	6,607

Total current liabilities	179,870	165,623
Capital lease obligations, less current portion	452	497
Other noncurrent liabilities	6,146	6,811
Deferred income taxes, noncurrent	11,596	11,832
Notes payable, less current portion	83,187	86,493

Total liabilities	281,251	271,256

Commitments and contingencies
Stockholders’ equity
Preferred stock, $0.01 par value, 10,000 shares authorized; 0 shares issued and outstanding at June 30, 2014 and December 31, 2013	—	—
Common stock, $0.01 par value, 100,000 shares authorized; 49,666 and 48,890 shares issued and 46,691 and 46,045 shares outstanding at June 30, 2014 and December 31, 2013, respectively	497	489
Treasury stock, at cost, 2,975 and 2,845 shares of common stock at June 30, 2014 and December 31, 2013, respectively	(53,770)	(48,432)
Additional paid-in capital	151,528	132,904
Accumulated other comprehensive income	156	358
Retained earnings	308,882	259,525

Total stockholders’ equity	407,293	344,844

Total liabilities and stockholders’ equity	$688,544	$616,100

The accompanying notes are an integral part of these consolidated financial statements.

GRAND CANYON EDUCATION, INC.

Consolidated Statement of Stockholders’ Equity

(In thousands)

(Unaudited)

						Accumulated
					Additional	Other
	Common Stock		Treasury Stock		Paid-in	Comprehensive	Retained
	Shares	Par Value	Shares	Cost	Capital	Income	Earnings	Total
Balance at December 31, 2013	48,890	$489	2,845	$(48,432)	$132,904	$358	$259,525	$344,844
Comprehensive income	—	—	—	—	—	(202)	49,357	49,155
Common stock purchased for treasury	—	—	38	(1,676)	—	—	—	(1,676)
Restricted shares forfeited	—	—	15	—	—	—	—	—
Exercise of stock options	470	5	—	—	6,629	—	—	6,634
Excess tax benefits	—	—	—	—	7,201	—	—	7,201
Share-based compensation	306	3	77	(3,662)	4,794	—	—	1,135

Balance at June 30, 2014	49,666	$497	2,975	$(53,770)	$151,528	$156	$308,882	$407,293

The accompanying notes are an integral part of these consolidated financial statements.

GRAND CANYON EDUCATION, INC.

Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended June 30,
(In thousands)	2014	2013
Cash flows provided by operating activities:
Net income	$49,357	$40,009
Adjustments to reconcile net income to net cash provided by operating activities:
Share-based compensation	4,837	4,905
Excess tax benefits from share-based compensation	(7,085)	(3,465)
Provision for bad debts	7,061	9,485
Depreciation and amortization	14,000	12,141
Prepaid royalty impairment	966	—
Gain on proceeds received from note receivable	—	(2,187)
Deferred income taxes	(862)	1,050
Other including fixed asset impairments	2,090	—
Changes in assets and liabilities:
Restricted cash and cash equivalents	11,135	4,508
Accounts receivable	(8,359)	(10,179)
Prepaid expenses and other	2,062	(4,123)
Due to/from related parties	46	(66)
Accounts payable	(1,151)	119
Accrued liabilities and employee related liabilities	2,087	2,180
Income taxes receivable/payable	16,956	(7,842)
Deferred rent	(665)	(446)
Deferred revenue	8,870	2,971
Student deposits	(11,905)	(5,024)

Net cash provided by operating activities	89,440	44,036

Cash flows used in investing activities:
Capital expenditures	(82,013)	(38,008)
Purchase of land and building related to off-site development	—	(6,936)
Purchases of investments	(87,217)	(55,219)
Proceeds from sale or maturity of investments	39,145	6,780
Restricted funds held for derivative collateral	—	140
Proceeds received from note receivable	—	29,187

Net cash used in investing activities	(130,085)	(64,056)

Cash flows provided by financing activities:
Principal payments on notes payable and capital lease obligations	(3,346)	(3,336)
Repurchase of common shares including shares withheld in lieu of income taxes	(5,338)	(8,491)
Excess tax benefits from share-based compensation	7,085	3,465
Net proceeds from exercise of stock options	6,634	14,072

Net cash provided by financing activities	5,035	5,710

Net decrease in cash and cash equivalents	(35,610)	(14,310)
Cash and cash equivalents, beginning of period	55,824	105,111

Cash and cash equivalents, end of period	$20,214	$90,801

Supplemental disclosure of cash flow information
Cash paid for interest	$916	$1,059
Cash paid for income taxes	$14,885	$33,096
Cash received for income tax refunds	$2	$4
Supplemental disclosure of non-cash investing and financing activities
Purchases of property and equipment included in accounts payable	$10,210	$2,033
Tax benefit of Spirit warrant intangible	$130	$134
Shortfall tax expense from share-based compensation	$14	$205

The accompanying notes are an integral part of these consolidated financial statements.

GRAND CANYON EDUCATION, INC.

Notes to Consolidated Financial Statements

(In thousands, except per share data)

(Unaudited)

1. Nature of Business

Grand Canyon Education, Inc. (together with its subsidiaries, the “University”) is a regionally accredited provider of postsecondary education services focused on offering graduate and undergraduate degree programs in its core disciplines of education, healthcare, business, and liberal arts. The University offers courses online, on ground at its approximately 179 acre traditional ground campus in Phoenix, Arizona and onsite at facilities it leases and at facilities owned by third party employers. The University is accredited by The Higher Learning Commission of the North Central Association of Colleges and Schools. The University’s wholly-owned subsidiaries are primarily used to facilitate expansion of the University campus.

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

GRAND CANYON EDUCATION, INC.

Notes to Consolidated Financial Statements

(In thousands, except per share data)

(Unaudited)

Note Receivable

The University purchased a note receivable from a financial institution at fair market value in the fourth quarter of 2012 for $27,000. The note bore interest at 11%, which represented the 6% rate of the loan plus the 5% default rate. The principal and most of the interest due on the note was paid in March 2013 resulting in the full return on investment of the note receivable and an additional gain in interest income and other income of $2,187 on the loan. However, the borrower has disputed certain amounts remaining due under the note agreement, including default interest in the amount of $432, a late payment penalty in the amount of $1,392, and a statutory trustee’s fee in the amount of $139. The funds disputed by the borrower, plus interest thereon, were deposited into an escrow account with the clerk of the Maricopa County Superior Court pending resolution of the disputed issues. In the third quarter of 2013, the court ruled in favor of the University with respect to the late penalty and default interest accrued thereon. Accordingly, the University recorded an other asset and interest and other income of $1,459 for the three months ended September 30, 2013. The court ordered the late penalty funds and interest thereon to be released to the University on October 28, 2013 unless prior to said date, borrower filed with the court a formal notice of appeal and simultaneously deposited an additional $344 into escrow with the clerk of the court representing continued interest accruing on the late penalty pending an appeal. On October 28, 2013 borrower deposited with the clerk of the court the required cash bond in the amount of $344 and filed its formal notice of appeal. The briefing phase of the appeal has been completed and the matter will be scheduled for oral argument at a date and time to be determined by the appellate court. The remaining default interest and statutory trustee’s fee components of the original disputed amount, plus interest accruing thereon at 11%, continue a resolution process through the court, have been treated as a gain contingency and will not be recorded as a receivable or income until the court makes its ruling.

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

On February 27, 2013 the University entered into an interest rate corridor to manage its 30 Day LIBOR interest exposure related to its variable rate debt. The fair value of the interest rate corridor instrument as of June 30, 2014 was $1,523, which is included in other assets. The fair value of the derivative instrument was determined using a hypothetical derivative transaction and Level 2 of the hierarchy of valuation inputs. This derivative instrument was originally designated as a cash flow hedge of variable rate debt obligations. The adjustment of $174 for the six months ended June 30, 2014 for the effective portion of the loss on the derivatives is included as a component of other comprehensive income, net of taxes.

The interest rate corridor instrument reduces variable interest rate risk starting March 1, 2013 through December 20, 2019 with a notional amount of $90,000 as of June 30, 2014. The corridor instrument’s terms permits the University to hedge its interest rate risk at several thresholds; the University pays variable interest monthly based on the 30 Day LIBOR rates until that index reaches 1.5%. If 30 Day LIBOR is equal to 1.5% through 3.0%, the University pays 1.5%. If 30 Day LIBOR exceeds 3.0%, the University pays actual 30 Day LIBOR less 1.5%.

As of June 30, 2014 no derivative ineffectiveness was identified. Any ineffectiveness in the University’s derivative instrument designated as a hedge is reported in interest expense in the income statement. For the six months ended June 30, 2014, $5 of credit risk was recorded in interest expense for the interest rate corridor. At June 30, 2014, the University does not expect to reclassify gains or losses on derivative instruments from accumulated other comprehensive income (loss) into earnings during the next 12 months.

Fair Value of Financial Instruments

As of June 30, 2014, the carrying value of cash and cash equivalents, investments, accounts receivable, account payable and accrued compensation and benefits and accrued liabilities expenses approximate their fair value based on the liquidity or the short-term maturities of these instruments. The carrying value of notes payable approximates fair value as it is based on variable rate index. The carrying value of capital lease obligations approximate fair value based upon market interest rates available to the University for debt of similar risk and maturities. Derivative financial instruments are carried at fair value, determined using Level 2 of the hierarchy of valuation inputs, with the use of inputs other than quoted prices that are observable for the asset.

GRAND CANYON EDUCATION, INC.

Notes to Consolidated Financial Statements

(In thousands, except per share data)

(Unaudited)

The fair value of investments, primarily municipal securities, including municipal bond portfolios, was determined using Level 2 of the hierarchy of valuation inputs, with the use of inputs other than quoted prices that are observable for the assets. The municipal securities are comprised of city and county bonds related to schools, water and sewer, utilities, transportation, healthcare and housing. Because these securities are held by the University as investments, assessment of non-performance risk is not applicable as such considerations are only applicable in evaluating the fair value measurements for liabilities.

Revenue Recognition

Net revenues consist primarily of tuition and fees derived from courses taught by the University online, on ground at its traditional campus in Phoenix, Arizona, and onsite at facilities it leases and at facilities owned by third party employers, as well as from related educational resources that the University provides to its students, such as access to online materials. Tuition revenue and most fees from related educational resources are recognized pro-rata over the applicable period of instruction, net of scholarships provided by the University. For the six months ended June 30, 2014 and 2013, the University’s revenue was reduced by approximately $63,632 and $49,559, respectively, as a result of scholarships that the University offered to students. The University maintains an institutional tuition refund policy, which provides for all or a portion of tuition to be refunded if a student withdraws during stated refund periods. Certain states in which students reside impose separate, mandatory refund policies, which override the University’s policy to the extent in conflict. If a student withdraws at a time when only a portion, or none, of the tuition is refundable, then in accordance with its revenue recognition policy, the University continues to recognize the tuition that was not refunded pro-rata over the applicable period of instruction. Since the University recognizes revenue pro-rata over the term of the course and because, under its institutional refund policy, the amount subject to refund is never greater than the amount of the revenue that has been deferred, under the University’s accounting policies revenue is not recognized with respect to amounts that could potentially be refunded. Sales tax collected from students is excluded from net revenues. Collected but unremitted sales tax is included as an accrued liability in the consolidated balance sheets. The University also charges online students an upfront learning management fee, which is deferred and recognized over the average expected term of a student. Costs that are direct and incremental to new online students are also deferred and recognized ratably over the average expected term of a student. Deferred revenue and student deposits in any period represent the excess of tuition, fees, and other student payments received as compared to amounts recognized as revenue on the income statement and are reflected as current liabilities in the accompanying consolidated balance sheet. The University’s educational programs have starting and ending dates that differ from its fiscal quarters. Therefore, at the end of each fiscal quarter, a portion of revenue from these programs is not yet earned. Other revenues may be recognized as sales occur or services are performed.

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

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued, “Revenue from Contracts with Customers.” The standard is a comprehensive new revenue recognition model that requires revenue to be recognized in a manner to depict the transfer of goods or services to a customer at an amount that reflects the consideration expected to be received in exchange for those goods or services. The standard is effective for fiscal years, and interim periods within those years, beginning after December 15, 2016, and early adoption is not permitted. Accordingly, the standard is effective for us on January 1, 2017. The University is currently evaluating the impact that the standard will have on our financial condition, results of operations and disclosures.

The University has determined no other recent accounting pronouncements apply to its operations or would otherwise have a material impact on its financial statements.

3. Investments

The following is a summary of amounts included in investments as of June 30, 2014 and December 31, 2013. The University considered all investments as available for sale.

	As of June 30, 2014
	Adjusted Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Estimated Fair Value
Municipal securities	$156,512	$12	$(32)	$156,492

	As of December 31, 2013
	Adjusted Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Estimated Fair Value
Municipal securities	$108,393	$35	$(8)	$108,420

The cash flows of municipal securities are backed by the issuing municipality’s credit worthiness. All municipal securities are due in one year or less as of June 30, 2014. For the six months ended June 30, 2014, the net unrealized loss on available-for-sale securities was $28, net of taxes.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Denominator:
Basic weighted average shares outstanding	45,598	44,681	45,403	44,463
Effect of dilutive stock options and restricted stock	1,392	1,248	1,514	1,227

Diluted weighted average shares outstanding	46,990	45,929	46,917	45,690

GRAND CANYON EDUCATION, INC.

Notes to Consolidated Financial Statements

(In thousands, except per share data)

(Unaudited)

Diluted weighted average shares outstanding exclude the incremental effect of shares that would be issued upon the assumed exercise of stock options. For the six months ended June 30, 2014 and 2013, approximately 117 and 264, respectively, of the University’s stock options and restricted stock awards outstanding were excluded from the calculation of diluted earnings per share as their inclusion would have been anti-dilutive. These options could be dilutive in the future.

5. Allowance for Doubtful Accounts

	Balance at Beginning of Period	Charged to Expense	Deductions(1)	Balance at End of Period
Six months ended June 30, 2014	$9,678	7,061	(8,970)	$7,769
Six months ended June 30, 2013	$8,657	9,485	(9,050)	$9,092

(1)	Deductions represent accounts written off, net of recoveries.

6. Property and Equipment, net

Property and equipment, net consist of the following:

	June 30, 2014	December 31, 2013
Land	$37,599	$21,820
Land improvements	5,176	5,176
Buildings	232,382	222,402
Equipment under capital leases	5,310	5,310
Leasehold improvements	35,274	32,243
Computer equipment	69,431	64,773
Furniture, fixtures and equipment	34,207	32,583
Internally developed software	18,143	15,606
Other	1,099	1,099
Construction in progress	75,825	23,467

	514,446	424,479
Less accumulated depreciation and amortization	(98,204)	(84,883)

Property and equipment, net	$416,242	$339,596

7. Commitments and Contingencies

Leases

The University leases certain land, buildings and equipment under non-cancelable operating leases expiring at various dates through 2022. Future minimum lease payments under operating leases due each year are as follows at June 30, 2014:

2014 (remaining six months)	$3,718
2015	6,893
2016	5,826
2017	4,985
2018	4,504
Thereafter	8,316

Total minimum payments	$34,242

Total rent expense and related taxes and operating expenses under operating leases for the six months ended June 30, 2014 and 2013 were $3,910 and $3,464, respectively.

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

Tax Reserves, Non-Income Tax Related

From time to time the University has exposure to various non-income tax related matters that arise in the ordinary course of business. At June 30, 2014 and December 31, 2013, the University reserved approximately $712 and $729, respectively, for tax matters where its ultimate exposure is considered probable and the potential loss can be reasonably estimated.

Income Taxes

During the second quarter ended June 30, 2014, the Internal Revenue Service (“IRS”) commenced an examination of the University’s 2011 income tax return.

8. Share-Based Compensation

Incentive Plan

Restricted Stock

During the six months ended June 30, 2014, the University granted 298 shares of common stock with a service vesting condition to certain of its executives, officers, faculty and employees. The restricted shares have voting rights and vest in five annual installments of 20% starting on March 1, 2015 and each of the four anniversaries of the vesting date following the date of grant. Upon vesting, shares will be held in lieu of taxes equivalent to the minimum statutory tax withholding required to be paid when the restricted stock vests. During the six months ended June 30, 2014, the University withheld 77 shares of common stock in lieu of taxes at a cost of $3,662 on the restricted stock vesting dates. In May 2014, the University granted 8 shares of common stock to certain of the non-employee members of the University’s board of directors. The restricted shares granted to these directors have voting rights and vest on the earlier of (a) the one year anniversary of the date of grant or (b) immediately prior to the following year’s annual meeting of stockholders, subject to acceleration in the event of a change in control.

A summary of the activity related to restricted stock granted under the University’s Incentive Plan since December 31, 2013 is as follows:

	Total Shares	Weighted Average Grant Date Fair Value per Share
Outstanding as of December 31, 2013	983	$21.34
Granted	306	$46.18
Vested	(219)	$21.20
Forfeited, canceled or expired	(15)	$28.37

Outstanding as of June 30, 2014	1,055	$28.48

GRAND CANYON EDUCATION, INC.

Notes to Consolidated Financial Statements

(In thousands, except per share data)

(Unaudited)

Stock Options

During the six months ended June 30, 2014, no options were granted. A summary of the activity related to stock options granted under the University’s Incentive Plan since December 31, 2013 is as follows:

	Summary of Stock Options Outstanding
	Total Shares	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value ($)(1)
Outstanding as of December 31, 2013	3,023	$14.80
Granted	—	$—
Exercised	(470)	$14.12
Forfeited, canceled or expired	(13)	$17.25

Outstanding as of June 30, 2014	2,540	$14.91	5.39	$78,903

Exercisable as of June 30, 2014	1,940	$14.23	5.05	$61,563

Available for issuance as of June 30, 2014	2,108

(1)	Aggregate intrinsic value represents the value of the University’s closing stock price on June 30, 2014 ($45.97) in excess of the exercise price multiplied by the number of shares underlying options outstanding or exercisable, as applicable.

Share-based Compensation Expense

The table below outlines share-based compensation expense for the six months ended June 30, 2014 and 2013 related to restricted stock and stock options granted:

	2014	2013
Instructional costs and services	$2,874	$2,546
Admissions advisory and related expenses	80	64
Marketing and promotional	131	109
General and administrative	1,752	2,186

Share-based compensation expense included in operating expenses	4,837	4,905
Tax effect of share-based compensation	(1,935)	(1,962)

Share-based compensation expense, net of tax	$2,902	$2,943

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

To participate in the Title IV programs, an institution must be authorized to offer its programs of instruction by the relevant agency of the state in which it is located, accredited by an accrediting agency recognized by the Department of Education and certified as eligible by the Department of Education. The Department of Education will certify an institution to participate in the Title IV programs only after the institution has demonstrated compliance with the Higher Education Act and the Department of Education’s extensive regulations regarding institutional eligibility. An institution must also demonstrate its compliance to the Department of Education on an ongoing basis. As of June 30, 2014, management believes the University is in compliance with the applicable regulations in all material respects.

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

GRAND CANYON EDUCATION, INC.

Notes to Consolidated Financial Statements

(In thousands, except per share data)

(Unaudited)

As part of its oversight of the educational institutions participating in the Title IV programs under the Higher Education Act of 1965, as amended, the Department of Education periodically conducts program reviews at selected schools that receive Title IV funds for the purpose of evaluating the school’s compliance with the Title IV requirements, identifying any liabilities to the Department of Education for errors in compliance, and improving future institutional capabilities. On April 13, 2014, the University received official notification from the Department of Education of the Department of Education’s intent to conduct a program review at Grand Canyon University. The program review included the University’s administration of the Title IV programs in which it participates, its administration of the Clery Act and related regulations, and its compliance with the requirements of the Drug-Free Schools and Communities Act for the 2012-2013 and 2013-2014 award years.

On June 13, 2014, following completion of the program review, the University received from the Department of Education an expedited final program review determination letter. The final program review determination letter set forth three findings, each of which involved individual student-specific information gathering and/or reporting errors and all of which the University promptly corrected to the Department of Education’s satisfaction. Accordingly, the final program review determination letter concluded that the University had taken all corrective actions necessary to resolve the findings and that the program review has been closed with no further action required.

10. Treasury Stock

The Board of Directors has authorized the University to repurchase up to $75,000 in aggregate of common stock, from time to time, depending on market conditions and other considerations. The current expiration date on the repurchase authorization is September 30, 2014. Repurchases occur at the University’s discretion. Repurchases may be made in the open market or in privately negotiated transactions, pursuant to the applicable Securities and Exchange Commission rules. The amount and timing of future share repurchases, if any, will be made as market and business conditions warrant. Since its approval of the share repurchase plan, the University has purchased 2,787 shares of common stock at an aggregate cost of $49,135. This includes 38 shares of common stock at an aggregate cost of $1,676 during the six months ended June 30, 2014, which are recorded at cost in the accompanying June 30, 2014 consolidated balance sheet and statement of stockholders’ equity. At June 30, 2014, there remained $25,865 available under its share repurchase authorization. Shares repurchased in lieu of taxes are not included in the repurchase plan totals as they were approved in conjunction with the restricted share awards.

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

Overview

We are a regionally accredited provider of postsecondary education services focused on offering graduate and undergraduate degree programs in our core disciplines of education, healthcare, business, and liberal arts. We offer programs online, on ground at our approximately 179 acre traditional campus in Phoenix, Arizona and onsite at facilities we lease and at facilities owned by third party employers.

At June 30, 2014, we had approximately 57,700 students, an increase of 12.7% over the approximately 51,200 students we had at June 30, 2013. At June 30, 2014, 91.8% of our students were enrolled in our online programs, and of our working adult students (online and professional studies students), 44.4% were pursuing master’s or doctoral degrees. We did not raise tuition in any of our programs for our 2013-2014 academic year and have not raised our tuition for our traditional ground programs in four years. This reflects a concerted effort to control tuition pricing for students so that debt levels assumed by our students are reasonable. Tuition increases have not historically been, and may not in the future be, consistent across our programs due to market conditions and differences in operating costs of individual programs.

The following is a summary of our student enrollment at June 30, 2014 and 2013 by degree type and by instructional delivery method:

	2014(1)		2013(1)
	# of Students	% of Total	# of Students	% of Total
Graduate degrees(2)	24,438	42.3%	21,208	41.4%
Undergraduate degree	33,269	57.7%	29,992	58.6%

Total	57,707	100.0%	51,200	100.0%

	2014(1)		2013(1)
	# of Students	% of Total	# of Students	% of Total
Online(3)	52,969	91.8%	47,785	93.3%
Ground(4)	4,738	8.2%	3,415	6.7%

Total	57,707	100.0%	51,200	100.0%

(1)	Enrollment at June 30, 2014 and 2013 represents individual students who attended a course during the last two months of the calendar quarter. Included in enrollment at June 30, 2014 and 2013 are students pursuing non-degree certificates of 795 and 765, respectively. The June 30, 2013 amount also included 197 high school dual credit students. We are no longer including these students in our enrollment.
(2)	Includes 4,930 and 3,584 students pursuing doctoral degrees at June 30, 2014 and 2013, respectively.
(3)	As of June 30, 2014 and 2013, 44.4% and 42.8%, respectively, of our online and professional studies students were pursuing graduate degrees.
(4)	Includes both our traditional on-campus ground students, as well as our professional studies students. This amount is lower in the second quarter than in other quarters as it only includes those traditional on-campus students taking summer school.

Critical Accounting Policies and Use of Estimates

Our critical accounting policies are disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2013. During the six months ended June 30, 2014, there have been no significant changes in our critical accounting policies.

Key Trends, Developments and Challenges

The key trends, developments and challenges facing the University are disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2013. During the six months ended June 30, 2014, there have been no significant changes in these trends. See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Key Trends, Developments and Challenges” in our Annual Report on Form 10-K for our fiscal year ended December 31, 2013, which is incorporated herein by reference.

Results of Operations

The following table sets forth income statement data as a percentage of net revenue for each of the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Net revenue	100.0%	100.0%	100.0%	100.0%
Operating expenses
Instructional costs and services	42.8	43.6	42.5	42.9
Admissions advisory and related	16.5	16.5	16.1	16.3
Advertising	9.9	10.3	10.0	10.7
Marketing and promotional	1.2	1.0	1.1	1.0
General and administrative	5.7	6.3	5.4	6.0

Total operating expenses	76.1	77.7	75.1	77.0

Operating income	23.9	22.3	24.9	23.0
Interest expense	(0.2)	(0.3)	(0.3)	(0.4)
Interest income and other income	0.1	0.0	0.1	0.8

Income before income taxes	23.8	22.0	24.8	23.4
Income tax expense	9.2	8.5	9.6	9.3

Net income	14.5	13.5	15.1	14.1

Three Months Ended June 30, 2014 Compared to Three Months Ended June 30, 2013

Net revenue. Our net revenue for the three months ended June 30, 2014 was $158.6 million, an increase of $17.1 million, or 12.1%, as compared to net revenue of $141.5 million for the three months ended June 30, 2013. This increase was primarily due to an increase in enrollment and, to a lesser extent, an increase in room and board and other student fees, partially offset by an increase in institutional scholarships. End-of-period enrollment increased 12.7% between June 30, 2014 and June 30, 2013, as ground enrollment increased 38.7%, and online enrollment increased 10.8% over the prior year. The majority of the ground enrollment growth between years occurred at our ground traditional campus in Phoenix, Arizona. We attribute the significant growth in our ground enrollment between years to our increasing brand recognition and the value proposition that our ground traditional campus affords to traditional-aged students and their parents. After scholarships, our ground traditional students pay an amount for tuition, room, board, and fees often half to a third of what it costs to attend a private, traditional university in another state and an amount comparable to what it costs to attend the public universities in the state of Arizona as an in-state student. As the proportion of traditional colleges and universities providing alternative learning modalities increases, we will face increasing competition for working adult students from such institutions, including those with well-established reputations for excellence. Revenue per student was slightly lower in the second quarter of 2014 as compared to the second quarter of 2013 due to differences in the start and end date of our traditional campus for its Spring semester which resulted in approximately $2.3 million of additional revenue earned in the first quarter of 2014 that would have been earned in the second quarter of 2014.

Instructional costs and services expenses. Our instructional costs and services expenses for the three months ended June 30, 2014 were $67.8 million, an increase of $6.1 million, or 9.9%, as compared to instructional costs and services expenses of $61.7 million for the three months ended June 30, 2013. This increase was primarily due to increases in employee compensation and related expenses including share based compensation, faculty compensation, depreciation and amortization and occupancy expense, dues, fees and subscriptions and other instructional supplies, and other instructional compensation and related expenses, of $2.9 million, $1.9 million, $1.3 million, $1.0 million, and $0.2 million, respectively. These increases were partially offset by a decrease of $1.2 million in bad debt expense which resulted primarily from improved student retention and improved collection efforts. The increase in employee compensation and related expenses and faculty compensation are primarily due to the increase in the number of staff and faculty needed to support the increasing number of students attending the University. In addition, we continue to increase our online full-time faculty and have incurred an increase in benefit costs between years. The increase in depreciation and amortization and occupancy costs is the result of our placing into service additional buildings to support the growing number of ground traditional students. The increase in dues, fees, subscriptions and other instructional supplies is primarily due to increased licensing fees related to educational resources and increased food costs associated with a higher number of residential students. Our instructional costs and services expenses as a percentage of net revenues decreased 0.8% to 42.8% for the three months ended June 30, 2014, from 43.6% for the three months ended June 30, 2013 primarily due to the decrease in our bad debt expense as a percentage of revenue from 3.2% of revenue in the second quarter of 2013 to 2.1% of revenue in the second quarter of 2014.

Admissions advisory and related expenses. Our admissions advisory and related expenses for the three months ended June 30, 2014 were $26.2 million, an increase of $2.9 million, or 12.3%, as compared to admissions advisory and related expenses of $23.3 million for the three months ended June 30, 2013. This increase is primarily the result of increases in employee compensation and related expenses including share-based compensation and other admissions advisory related expense of $2.8 million and $0.1 million, respectively. The increase in employee compensation and related expenses is primarily due to increased headcount and an increase in benefit costs between years. Our admissions advisory and related expenses as a percentage of net revenue remained flat at 16.5% for both of the three months ended June 30, 2014 and 2013.

Advertising expenses. Our advertising expenses for the three months ended June 30, 2014 were $15.8 million, an increase of $1.3 million, or 8.5%, as compared to advertising expenses of $14.5 million for the three months ended June 30, 2013. This increase is primarily the result of increased brand advertising focused on the southwestern United States region. Our advertising expenses as a percentage of net revenue decreased by 0.4% to 9.9% for the three months ended June 30, 2014, from 10.3% for the three months ended June 30, 2013 primarily due to our ability to leverage our advertising expenses across an increasing revenue base.

Marketing and promotional expenses. Our marketing and promotional expenses for the three months ended June 30, 2014 were $1.9 million, an increase of $0.5 million, or 37.9%, as compared to marketing and promotional expenses of $1.4 million for the three months ended June 30, 2013. This increase is primarily the result of increases in employee compensation and related expenses of $0.5 million. Our marketing and promotional expenses as a percentage of net revenue increased 0.2% to 1.2% for the three months ended June 30, 2014, from 1.0% for the three months ended June 30, 2013.

General and administrative expenses. Our general and administrative expenses for the three months ended June 30, 2014 and 2013 was $9.0 million for both periods. Our general and administrative expenses as a percentage of net revenue decreased by 0.6% to 5.7% for the three months ended June 30, 2014, from 6.3% for the three months ended June 30, 2013 due to our ability to leverage the fixed costs structure of our general and administrative expenses across an increasing revenue base.

Interest expense. Interest expense for the three months ended June 30, 2014 and 2013 was $0.4 million for both quarterly periods. Our interest expense decreased as a percentage of net revenue by 0.1% to 0.2% for the three months ended June 30, 2014, from 0.3% for the three months ended June 30, 2013.

Interest and other income. Interest and other income for the three months ended June 30, 2014 was $0.2 million, an increase of $0.1 million, as compared to interest and other income of $0.1 million in the three months ended June 30, 2013. This increase is primarily attributable to higher investment balances in 2014 as compared to invested dollars in the prior year.

Income tax expense. Income tax expense for the three months ended June 30, 2014 was $14.7 million, an increase of $2.7 million, or 21.7%, as compared to income tax expense of $12.0 million for the three months ended June 30, 2013. Our effective tax rate was 38.9% during the second quarter of 2014 compared to 38.7% during the second quarter of 2013. The effective tax rate was affected in 2014 by state tax rate changes that began a gradual phase-in process during the first quarter of 2014 and in 2013 by certain non-recurring tax items.

Net income. Our net income for the three months ended June 30, 2014 was $23.1 million, an increase of $4.0 million, as compared to $19.1 million for the three months ended June 30, 2013, due to the factors discussed above.

Six Months Ended June 30, 2014 Compared to Six Months Ended June 30, 2013

Net revenue. Our net revenue for the six months ended June 30, 2014 was $326.0 million, an increase of $42.5 million, or 15.0%, as compared to net revenue of $283.5 million for the six months ended June 30, 2013. This increase was primarily due to an increase in enrollment and, to a lesser extent, an increase in room and board and other student fees, partially offset by an increase in institutional scholarships. End-of-period enrollment increased 12.7% between June 30, 2014 and June 30, 2013, as ground enrollment increased 38.7%, and online enrollment increased 10.8% over the prior year. The majority of the ground enrollment growth between years occurred at our ground traditional campus in Phoenix, Arizona. We attribute the significant growth in our ground enrollment between years to our increasing brand recognition and the value proposition that our ground traditional campus affords to traditional-aged students and their parents. After scholarships, our ground traditional students pay an amount for tuition, room, board, and fees often half to a third of what it costs to attend a private, traditional university in another state and an amount comparable to what it costs to attend the public universities in the state of Arizona as an in-state student. As the proportion of traditional colleges and universities providing alternative learning modalities increases, we will face increasing competition for working adult students from such institutions, including those with well-established reputations for excellence. The growth in revenue per student between years is primarily due to our ground traditional campus enrollment growing at a rate higher than our working adult enrollment. When factoring in room, board and fees, revenue per student is higher for our ground traditional campus students than for our working adult students.

Instructional costs and services expenses. Our instructional costs and services expenses for the six months ended June 30, 2014 were $138.5 million, an increase of $16.8 million, or 13.8%, as compared to instructional costs and services expenses of $121.7 million for the six months ended June 30, 2013. This increase was primarily due to increases in employee compensation and related expenses including share based compensation, faculty compensation, dues, fees and subscriptions and other instructional supplies, depreciation and amortization and occupancy expense, and other instructional compensation and related expenses, of $5.3 million, $4.4 million, $2.8 million, $3.1 million, and $3.6 million, respectively. These increases were partially offset by a decrease of $2.4 million in bad debt expense which resulted primarily from improved student retention and improved collection efforts. The increase in employee compensation and related expenses and faculty compensation are primarily due to the increase in the number of staff and faculty needed to support the increasing number of students attending the University. In addition, we continue to increase our online full-time faculty and have incurred an increase in benefit costs between years. The increase in dues, fees, subscriptions and other instructional supplies is primarily due to increased licensing fees related to educational resources and increased food costs associated with a higher number of residential students. The increase in depreciation and amortization and occupancy costs is the result of our placing into service additional buildings to support the growing number of ground traditional students in the Fall of 2013 and Spring of 2014. Our instructional costs and services expenses as a percentage of net revenues decreased 0.4% to 42.5% for the six months ended June 30, 2014, from 42.9% for the six months ended June 30, 2013 primarily due to the decrease in bad debt expense as a percentage of revenue from 3.3% in the first six months of 2013 to 2.2% in the first six months of 2014.

Admissions advisory and related expenses. Our admissions advisory and related expenses for the six months ended June 30, 2014 were $52.5 million, an increase of $6.2 million, or 13.2%, as compared to admissions advisory and related expenses of $46.3 million for the six months ended June 30, 2013. This increase is primarily the result of increases in employee compensation and related expenses including share based compensation and other advisory related expense of $5.6 million and $0.6 million, respectively. The increase in employee compensation and related expenses is primarily due to increased headcount and an increase in benefit costs between years. Our admissions advisory and related expenses as a percentage of net revenue decreased 0.2% to 16.1% for the six months ended June 30, 2014, from 16.3% for the six months ended June 30, 2013 primarily due to our ability to leverage our admissions advisory personnel across an increasing revenue base.

Advertising expenses. Our advertising expenses for the six months ended June 30, 2014 were $32.5 million, an increase of $2.1 million, or 6.6%, as compared to advertising expenses of $30.4 million for the six months ended June 30, 2013. This increase is primarily the result of increased brand advertising focused on the southwestern United States region. Our advertising expenses as a percentage of net revenue decreased by 0.7% to 10.0% for the six months ended June 30, 2014, from 10.7% for the six months ended June 30, 2013 primarily due to our ability to leverage our advertising expenses across an increasing revenue base.

Marketing and promotional expenses. Our marketing and promotional expenses for the six months ended June 30, 2014 were $3.7 million, an increase of $0.9 million, or 31.3%, as compared to marketing and promotional expenses of $2.8 million for the six months ended June 30, 2013. This increase is primarily the result of increases in employee compensation and related expenses of $0.9 million. Our marketing and promotional expenses as a percentage of net revenue increased 0.1% to 1.1% for the six months ended June 30, 2014, from 1.0% for the six months ended June 30, 2013.

General and administrative expenses. Our general and administrative expenses for the six months ended June 30, 2014 was $17.5 million, an increase of $0.5 million, or 3.0%, as compared to general and administrative expenses of $17.0 million for the six months ended June 30, 2013. This increase was primarily due to increases in occupancy costs and other general and administrative expenses of $0.3 million and $0.2 million, respectively. Our general and administrative expenses as a percentage of net revenue decreased by 0.6% to 5.4% for the six months ended June 30, 2014, from 6.0% for the six months ended June 30, 2013 due to our ability to leverage the fixed costs structure of our general and administrative expenses across an increasing revenue base.

Interest expense. Interest expense for the six months ended June 30, 2014 was $0.9 million, a decrease of $0.2 million, as compared to interest expense of $1.1 million for the six months ended June 30, 2013. This decrease was primarily due to a decrease in the average balance of our credit facility between periods due to scheduled monthly principal payments. Our interest expense decreased as a percentage of net revenue by 0.1% to 0.3% for the six months ended June 30, 2014, from 0.4% for the six months ended June 30, 2013.

Interest and other income. Interest and other income for the six months ended June 30, 2014 was $0.3 million, a decrease of $2.0 million, as compared to interest and other income of $2.3 million in the six months ended June 30, 2013. The decrease was primarily due to the proceeds received from a settlement of a note receivable in the first quarter of 2013, which resulted in a $2.2 million gain for that period partially offset by an increase in interest income between periods of $0.2 million due to increases in our investment portfolio.

Income tax expense. Income tax expense for the six months ended June 30, 2014 was $31.4 million, an increase of $5.1 million, or 19.7%, as compared to income tax expense of $26.3 million for the six months ended June 30, 2013. Our effective tax rate was 38.9% during the first six months of 2014 compared to 39.6% during the first six months of 2013. Our effective tax rate in 2014 was lower than the prior year due primarily to state tax rate changes that began a gradual phase-in process during the first quarter of 2014.

Net income. Our net income for the six months ended June 30, 2014 was $49.4 million, an increase of $9.4 million, as compared to $40.0 million for the six months ended June 30, 2013, due to the factors discussed above.

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

Liquidity and Capital Resources

Liquidity. We financed our operating activities and capital expenditures during the six months ended June 30, 2014 and 2013 primarily through cash provided by operating activities. Our unrestricted cash and cash equivalents and investments were $176.7 million and $164.2 million at June 30, 2014 and December 31, 2013, respectively. Our restricted cash and cash equivalents at June 30, 2014 and December 31, 2013 were $53.2 million and $64.4 million, respectively.

Based on our current level of operations and anticipated growth, we believe that our cash flow from operations and other sources of liquidity, including cash and cash equivalents and our revolving line of credit, will provide adequate funds for ongoing operations, planned capital expenditures, and working capital requirements for at least the next 24 months. No amounts were borrowed on the $50.0 million revolving line of credit as of June 30, 2014.

Share Repurchase Program

Our Board of Directors has authorized the University to repurchase up to $75 million in aggregate of common stock, from time to time, depending on market conditions and other considerations. The current expiration date on the repurchase authorization by our Board of Directors is September 30, 2014. Repurchases occur at the University’s discretion.

Under our share purchase authorization, we may purchase shares in the open market or in privately negotiated transactions, pursuant to applicable SEC rules. The amount and timing of future share repurchases, if any, will be made as market and business conditions warrant.

Since the inception of our share repurchase program, the University has purchased 2.8 million shares of common shock shares at an aggregate cost of $49.1 million which includes 37,900 shares of common stock during the six months ended June 30, 2014 at an aggregate cost of $1.7 million. At June 30, 2014, there remains $25.9 million available under our share repurchase authorization.

Cash Flows

Operating Activities. Net cash provided by operating activities for the six months ended June 30, 2014 was $89.4 million as compared to $44.0 million for the six months ended June 30, 2013. The increase in cash generated from operating activities between the six months ended June 30, 2013 and the six months ended June 30, 2014 is primarily due to increased net income and the timing of income tax payments, deferred revenue and student deposits.

Investing Activities. Net cash used in investing activities was $130.1 million and $64.1 million for the six months ended June 30, 2014 and 2013, respectively. Our cash used in investing activities was primarily related to the purchase of short-term investments and capital expenditures. Purchases of short-term investments net of proceeds of these investments was $48.1 million and $48.4 million during the six months ended June 30, 2014 and 2013, respectively. Capital expenditures were $82.0 million and $38.0 million for the six months ended June 30, 2014 and 2013, respectively. In 2014, capital expenditures primarily consisted of ground campus building projects such as the construction of an additional classroom building, additional residence halls that will accommodate another 1,600 students, and land purchases adjacent to our Phoenix campus to support our growing traditional student enrollment as well as purchases of computer equipment, other internal use software projects and furniture and equipment to support our increasing employee headcount. In 2013, capital expenditures primarily consisted of ground campus building projects such as the construction costs for two additional dormitories and an expansion of our food services and library to support our traditional student enrollment as well as purchases of computer equipment, other internal use software projects and furniture and equipment to support our increasing employee headcount. In addition, during the first six months of 2013 we spent $6.9 million to purchase and refurbish a building that is located less than two miles from our Phoenix, Arizona campus. Investing activities were reduced in the first six months of 2013 by proceeds in the amount of $29.2 million received on a note receivable.

Financing Activities. Net cash provided by financing activities was $5.0 million and $5.7 million for the six months ended June 30, 2014 and 2013, respectively. During the first six months of 2014, proceeds from the exercise of stock options of $6.6 million and excess tax benefits from share-based compensation of $7.1 million were partially offset by $5.3 million used to purchase treasury stock in accordance with the University’s share repurchase program and principal payments on notes payable and capital leases which totaled $3.3 million. During the first six months of 2013, proceeds from the exercise of stock options of $14.1 million and excess tax benefits from share-based compensation of $3.5 million were partially offset by $8.5 million used to purchase treasury stock in accordance with the University’s share repurchase program and principal payments on notes payable and capital leases which totaled $3.3 million.

Contractual Obligations

The following table sets forth, as of June 30, 2014, the aggregate amounts of our significant contractual obligations and commitments with definitive payment terms due in each of the periods presented (in millions):

		Payments Due by Period
	Total	Less than 1 Year (1)	2-3 Years	4-5 Years	More than 5 Years
Long term notes payable	$89.8	$3.3	$13.2	$13.3	$60.0
Capital lease obligations	0.5	0.0	0.5	0.0	0.0
Purchase obligations(2)	40.7	37.3	3.0	0.4	0.0
Operating lease obligations	34.2	3.7	12.7	9.5	8.3

Total contractual obligations	$165.2	$44.3	$29.4	$23.2	$68.3

(1)	Payments due in less than one year represent expected expenditures from July 1, 2014 through December 31, 2014.
(2)	The purchase obligation amounts include expected spending by period under contracts that were in effect at June 30, 2014.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have had or are reasonably likely to have a material current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Impact of inflation. We believe that inflation has not had a material impact on our results of operations for the three months ended June 30, 2014 or 2013. There can be no assurance that future inflation will not have an adverse impact on our operating results and financial condition.

Market risk. On February 27, 2013 we entered into an interest rate corridor to manage our 30 Day LIBOR interest exposure from the variable rate debt, which debt matures in December 2019. The corridor instrument, which hedges variable interest rate risk starting March 1, 2013 through December 20, 2019 with a notional amount of $90.0 million as of June 30, 2014, permits us to hedge our interest rate risk at several thresholds. Under this arrangement, in addition to the credit spread we will pay variable interest rates based on the 30 Day LIBOR rates monthly until that index reaches 1.5%. If 30 Day LIBOR is equal to 1.5% through 3.0%, we will continue to pay 1.5%. If 30 Day LIBOR exceeds 3.0%, we will pay actual 30 Day LIBOR less 1.5%.

Except with respect to the foregoing, we have no derivative financial instruments or derivative commodity instruments. We invest cash in excess of current operating requirements in short-term certificates of deposit and money market instruments, municipal bond portfolios, or municipal mutual funds at multiple financial institutions.

Interest rate risk. We manage interest rate risk by investing excess funds in cash equivalents, A rated municipal bonds and municipal mutual funds bearing variable interest rates, which are tied to various market indices or individual bond coupon rates. Our future investment income may fall short of expectations due to changes in interest rates or we may suffer losses in principal if we are forced to sell bonds that have declined in market value due to changes in interest rates. At June 30, 2014, a 10% increase or decrease in interest rates would not have a material impact on our future earnings, fair values, or cash flows. For information regarding our variable rate debt, see “Market risk” above.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective, as of June 30, 2014, in ensuring that material information relating to us required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in reports it files or submits under the Exchange Act is accumulated and communicated to management, including its principal executive officer or officers and principal financial officer or officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

Recent Sales of Unregistered Securities

None.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

Our Board of Directors has authorized the University to repurchase up to $75.0 million in aggregate of common stock, from time to time, depending on market conditions and other considerations. The repurchase authorization was first announced on August 16, 2010, and was extended on July 28, 2011 and April 25, 2013. The current expiration date on the repurchase authorization is September 30, 2014. Repurchases occur at the University’s discretion. Repurchases may be made in the open market or in privately negotiated transactions, pursuant to applicable SEC rules. The amount and timing of future share repurchases, if any, will be made as market and business conditions warrant. During the three months ended June 30, 2014, we repurchased 23,900 shares of our common stock at an aggregate cost of $1.0 million. At June 30, 2014, there remains $25.9 million available under our share repurchase authorization, which totaled $75.0 million at June 30, 2014.

The following table sets forth our share repurchases of common stock during each period in the second quarter of fiscal 2014:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Dollar Value of Shares That May Yet Be Purchased Under the Program
April 1, 2014 – April 30, 2014	23,900	$43.39	23,900	$25,865,000
May 1, 2014 – May 31, 2014	—	—	—	$25,865,000
June 1, 2014 – June 30, 2014	—	—	—	$25,865,000

Total	23,900	$43.39	23,900	$25,865,000

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

None.

Item 5.	Other Information

None.

Item 6.	Exhibits

(a) Exhibits

Number	Description	Method of Filing

3.1	Amended and Restated Certificate of Incorporation.	Incorporated by reference to Exhibit 3.1 to Amendment No. 6 to the University’s Registration Statement on Form S-1 (SEC file number 333-150876) filed with the SEC on November 12, 2008.

3.2	Second Amended and Restated Bylaws.	Incorporated by reference to Exhibit 3.1 to the University’s Current Report on Form 8-K filed with the SEC on August 2, 2010.

4.1	Specimen of Stock Certificate.	Incorporated by reference to Exhibit 4.1 to Amendment No. 2 to the University’s Registration Statement on Form S-1 (SEC file number 333-150876) filed with the SEC on September 29, 2008.

31.1	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

31.2	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. ††	Furnished herewith.

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. ††	Furnished herewith.

101.INS	XBRL Instance Document	Filed herewith.

101.SCH	XBRL Taxonomy Extension Schema	Filed herewith.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase	Filed herewith.

101.DEF	XBRL Taxonomy Extension Definition Linkbase	Filed herewith.

101.LAB	XBRL Taxonomy Extension Label Linkbase	Filed herewith.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase	Filed herewith.

††	This certification is being furnished solely to accompany this report pursuant to 18 U.S.C. Section 1350, and is not being filed for purposes of Section 18 of the Exchange Act, and is not to be incorporated by reference into any filings of the University, whether made before or after the date hereof, regardless of any general incorporation language in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GRAND CANYON EDUCATION, INC.

Date: July 31, 2014	By:	/s/ Daniel E. Bachus
Daniel E. Bachus
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

EXHIBIT INDEX

Number	Description	Method of Filing

3.1	Amended and Restated Certificate of Incorporation.	Incorporated by reference to Exhibit 3.1 to Amendment No. 6 to the University’s Registration Statement on Form S-1 (SEC file number 333-150876) filed with the SEC on November 12, 2008.

3.2	Second Amended and Restated Bylaws.	Incorporated by reference to Exhibit 3.1 to the University’s Current Report on Form 8-K filed with the SEC on August 2, 2010.

4.1	Specimen of Stock Certificate.	Incorporated by reference to Exhibit 4.1 to Amendment No. 2 to the University’s Registration Statement on Form S-1 (SEC file number 333-150876) filed with the SEC on September 29, 2008.

31.1	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

31.2	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. ††	Furnished herewith.

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. ††	Furnished herewith.

101.INS	XBRL Instance Document	Filed herewith.

101.SCH	XBRL Taxonomy Extension Schema	Filed herewith.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase	Filed herewith.

101.DEF	XBRL Taxonomy Extension Definition Linkbase	Filed herewith.

101.LAB	XBRL Taxonomy Extension Label Linkbase	Filed herewith.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase	Filed herewith.

††	This certification is being furnished solely to accompany this report pursuant to 18 U.S.C. Section 1350, and is not being filed for purposes of Section 18 of the Exchange Act, and is not to be incorporated by reference into any filings of the University, whether made before or after the date hereof, regardless of any general incorporation language in such filing.