Form 10-Q
period 2014-09-30
Grand Canyon Education, Inc.
filed 2014-10-29
CIK 1434588

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

or

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

The total number of shares of common stock outstanding as of October 24, 2014, was 46,701,554.

GRAND CANYON EDUCATION, INC.

FORM 10-Q

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

GRAND CANYON EDUCATION, INC.

Consolidated Income Statements

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands, except per share data)	2014	2013	2014	2013
Net revenue	$175,056	$152,399	$501,082	$435,892
Costs and expenses:
Instructional costs and services	71,714	64,704	210,239	186,448
Admissions advisory and related, including $762 and $953 for the three months ended September 30, 2014 and 2013, respectively, and $2,373 and $2,574 for the nine months ended September 30, 2014 and 2013, respectively, to related parties	27,324	24,578	79,793	70,917
Advertising	16,491	15,498	48,954	45,947
Marketing and promotional	1,931	1,299	5,629	4,117
General and administrative	11,640	9,035	29,188	26,064

Total costs and expenses	129,100	115,114	373,803	333,493

Operating income	45,956	37,285	127,279	102,399
Interest expense	(576)	(528)	(1,455)	(1,635)
Interest and other income	43	1,502	377	3,759

Income before income taxes	45,423	38,259	126,201	104,523
Income tax expense	16,407	15,714	47,828	41,969

Net income	$29,016	$22,545	$78,373	$62,554

Earnings per share:
Basic income per share	$0.64	$0.50	$1.72	$1.40

Diluted income per share	$0.62	$0.49	$1.67	$1.36

Basic weighted average shares outstanding	45,651	44,963	45,486	44,631

Diluted weighted average shares outstanding	47,051	46,424	46,962	45,936

The accompanying notes are an integral part of these consolidated financial statements.

GRAND CANYON EDUCATION, INC.

Consolidated Statements of Comprehensive Income

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2014	2013	2014	2013
Net income	$29,016	$22,545	$78,373	$62,554
Other comprehensive income, net of tax:
Unrealized gains (losses) on available-for-sale securities, net of taxes of $8 and $0 for the three months ended September 30, 2014 and 2013, respectively, and $10 and $0 for the nine months ended September 30, 2014 and 2013, respectively	12	26	(16)	15
Unrealized gains (losses) on hedging derivatives, net of taxes of $39 and $56 for the three months ended September 30, 2014 and 2013, respectively, and $73 and $310 for the nine months ended September 30, 2014 and 2013, respectively	61	(75)	(113)	448

Comprehensive income	$29,089	$22,496	$78,244	$63,017

The accompanying notes are an integral part of these consolidated financial statements.

GRAND CANYON EDUCATION, INC.

Consolidated Balance Sheets

(In thousands, except par value)	September 30, 2014	December 31, 2013
	(Unaudited)
ASSETS:
Current assets
Cash and cash equivalents	$56,482	$55,824
Restricted cash and cash equivalents	58,801	64,368
Investments	127,126	108,420
Accounts receivable, net	8,289	7,217
Income taxes receivable	22	3,599
Deferred income taxes	4,940	5,159
Other current assets	19,511	19,116

Total current assets	275,171	263,703
Property and equipment, net	469,294	339,596
Prepaid royalties	3,725	4,641
Goodwill	2,941	2,941
Other assets	4,367	5,219

Total assets	$755,498	$616,100

LIABILITIES AND STOCKHOLDERS’ EQUITY:
Current liabilities
Accounts payable	$32,925	$24,231
Accrued compensation and benefits	18,893	20,093
Accrued liabilities	14,084	14,554
Income taxes payable	7,799	7
Student deposits	60,472	66,772
Deferred revenue	76,908	32,816
Due to related parties	471	454
Current portion of capital lease obligations	91	89
Current portion of notes payable	6,613	6,607

Total current liabilities	218,256	165,623
Capital lease obligations, less current portion	429	497
Other noncurrent liabilities	4,075	6,811
Deferred income taxes, noncurrent	11,716	11,832
Notes payable, less current portion	81,532	86,493

Total liabilities	316,008	271,256

Commitments and contingencies
Stockholders’ equity
Preferred stock, $0.01 par value, 10,000 shares authorized; 0 shares issued and outstanding at September 30, 2014 and December 31, 2013	—	—
Common stock, $0.01 par value, 100,000 shares authorized; 49,686 and 48,890 shares issued and 46,697 and 46,045 shares outstanding at September 30, 2014 and December 31, 2013, respectively	497	489
Treasury stock, at cost, 2,989 and 2,845 shares of common stock at September 30, 2014 and December 31, 2013, respectively	(53,770)	(48,432)
Additional paid-in capital	154,636	132,904
Accumulated other comprehensive income	229	358
Retained earnings	337,898	259,525

Total stockholders’ equity	439,490	344,844

Total liabilities and stockholders’ equity	$755,498	$616,100

The accompanying notes are an integral part of these consolidated financial statements.

GRAND CANYON EDUCATION, INC.

Consolidated Statement of Stockholders’ Equity

(In thousands)

(Unaudited)

						Accumulated
					Additional	Other
	Common Stock		Treasury Stock		Paid-in	Comprehensive	Retained
	Shares	Par Value	Shares	Cost	Capital	Income (Loss)	Earnings	Total
Balance at December 31, 2013	48,890	$489	2,845	$(48,432)	$132,904	$358	$259,525	$344,844
Comprehensive income	—	—	—	—	—	(129)	78,373	78,244
Common stock purchased for treasury	—	—	38	(1,676)	—	—	—	(1,676)
Restricted shares forfeited	—	—	29	—	—	—	—	—
Exercise of stock options	489	5	—	—	6,961	—	—	6,966
Excess tax benefits	—	—	—	—	7,413	—	—	7,413
Share-based compensation	307	3	77	(3,662)	7,358	—	—	3,699

Balance at September 30, 2014	49,686	$497	2,989	$(53,770)	$154,636	$229	$337,898	$439,490

The accompanying notes are an integral part of these consolidated financial statements.

GRAND CANYON EDUCATION, INC.

Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended September 30,
(In thousands)	2014	2013
Cash flows provided by operating activities:
Net income	$78,373	$62,554
Adjustments to reconcile net income to net cash provided by operating activities:
Share-based compensation	7,412	7,668
Excess tax benefits from share-based compensation	(7,232)	(3,678)
Provision for bad debts	10,835	14,881
Depreciation and amortization	21,418	18,602
Prepaid royalty impairment	966	—
Gain on proceeds received from note receivable	—	(3,646)
Deferred income taxes	(137)	2,404
Other including fixed asset impairments	2,475	—
Changes in assets and liabilities:
Restricted cash and cash equivalents	5,567	6,249
Accounts receivable	(11,907)	(14,916)
Prepaid expenses and other	(317)	(5,854)
Due to/from related parties	17	(29)
Accounts payable	(2,956)	1,859
Accrued liabilities and employee related liabilities	(1,610)	(3,753)
Income taxes receivable/payable	18,782	(4,055)
Deferred rent	(2,736)	(721)
Deferred revenue	44,092	29,889
Student deposits	(6,300)	(5,668)

Net cash provided by operating activities	156,742	101,786

Cash flows used in investing activities:
Capital expenditures	(141,217)	(59,168)
Purchase of land and building related to off-site development	—	(11,209)
Purchases of investments	(101,185)	(101,040)
Proceeds from sale or maturity of investments	82,479	37,548
Restricted funds held for derivative collateral	—	140
Proceeds received from note receivable	—	29,187

Net cash used in investing activities	(159,923)	(104,542)

Cash flows provided by financing activities:
Principal payments on notes payable and capital lease obligations	(5,021)	(5,024)
Repurchase of common shares including shares withheld in lieu of income taxes	(5,338)	(9,009)
Excess tax benefits from share-based compensation	7,232	3,678
Net proceeds from exercise of stock options	6,966	14,816

Net cash provided by financing activities	3,839	4,461

Net increase in cash and cash equivalents	658	1,705
Cash and cash equivalents, beginning of period	55,824	105,111

Cash and cash equivalents, end of period	$56,482	$106,816

Supplemental disclosure of cash flow information
Cash paid for interest	$1,327	$1,592
Cash paid for income taxes	$29,223	$44,108
Cash received for income tax refunds	$364	$715
Supplemental disclosure of non-cash investing and financing activities
Purchases of property and equipment included in accounts payable	$11,650	$6,901
Tax benefit of Spirit warrant intangible	$195	$201
Shortfall tax expense from share-based compensation	$14	$206

The accompanying notes are an integral part of these consolidated financial statements.

GRAND CANYON EDUCATION, INC.

Notes to Consolidated Financial Statements

(In thousands, except per share data)

(Unaudited)

1. Nature of Business

Grand Canyon Education, Inc. (together with its subsidiaries, the “University”) is a regionally accredited university focused on offering graduate and undergraduate degree programs in eight colleges across over 160 degree programs on its 186 acre traditional ground campus in Phoenix, Arizona and online. The University is accredited by The Higher Learning Commission of the North Central Association of Colleges and Schools. The University’s wholly-owned subsidiaries are primarily used to facilitate expansion of the University campus.

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

GRAND CANYON EDUCATION, INC.

Notes to Consolidated Financial Statements

(In thousands, except per share data)

(Unaudited)

Note Receivable

The University purchased a note receivable from a financial institution at fair market value in the fourth quarter of 2012 for $27,000. The note bore interest at 11%, which represented the 6% rate of the loan plus the 5% default rate. The principal and most of the interest due on the note was paid in March 2013 resulting in the full return on investment of the note receivable and an additional gain in interest income and other income of $2,187 on the loan. However, the borrower has disputed certain amounts remaining due under the note agreement, including default interest in the amount of $432, a late payment penalty in the amount of $1,392, and a statutory trustee’s fee in the amount of $139. The funds disputed by the borrower, plus interest thereon, were deposited into an escrow account with the clerk of the Maricopa County Superior Court pending resolution of the disputed issues. In the third quarter of 2013, the court ruled in favor of the University with respect to the late penalty and default interest accrued thereon. Accordingly, the University recorded an other asset and interest and other income of $1,459 for the three months ended September 30, 2013. The court ordered the late penalty funds and interest thereon to be released to the University on October 28, 2013 unless prior to said date, borrower filed with the court a formal notice of appeal and simultaneously deposited an additional $344 into escrow with the clerk of the court representing continued interest accruing on the late penalty pending an appeal. On October 28, 2013 borrower deposited with the clerk of the court the required cash bond in the amount of $344 and filed its formal notice of appeal. The briefing phase of the appeal has been completed and the matter is now scheduled for trial. The remaining default interest and statutory trustee’s fee components of the original disputed amount, plus interest accruing thereon at 11%, continue a resolution process through the court, have been treated as a gain contingency and will not be recorded as a receivable or income until the court makes its ruling.

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

On February 27, 2013 the University entered into an interest rate corridor to manage its 30 Day LIBOR interest exposure related to its variable rate debt. The fair value of the interest rate corridor instrument as of September 30, 2014 was $1,625, which is included in other assets. The fair value of the derivative instrument was determined using a hypothetical derivative transaction and Level 2 of the hierarchy of valuation inputs. This derivative instrument was originally designated as a cash flow hedge of variable rate debt obligations. The adjustment of $113 and $448 for the nine months ended September 30, 2014 and 2013, respectively, for the effective portion of the loss on the derivatives is included as a component of other comprehensive income, net of taxes.

The interest rate corridor instrument reduces variable interest rate risk starting March 1, 2013 through December 20, 2019 with a notional amount of $88,333 as of September 30, 2014. The corridor instrument’s terms permits the University to hedge its interest rate risk at several thresholds; the University pays variable interest monthly based on the 30 Day LIBOR rates until that index reaches 1.5%. If 30 Day LIBOR is equal to 1.5% through 3.0%, the University pays 1.5%. If 30 Day LIBOR exceeds 3.0%, the University pays actual 30 Day LIBOR less 1.5%.

As of September 30, 2014 no derivative ineffectiveness was identified. Any ineffectiveness in the University’s derivative instrument designated as a hedge is reported in interest expense in the income statement. For the nine months ended September 30, 2014, $7 of credit risk was recorded in interest expense for the interest rate corridor. At September 30, 2014, the University does not expect to reclassify gains or losses on derivative instruments from accumulated other comprehensive income (loss) into earnings during the next 12 months.

Fair Value of Financial Instruments

As of September 30, 2014, the carrying value of cash and cash equivalents, investments, accounts receivable, account payable and accrued compensation and benefits and accrued liabilities expenses approximate their fair value based on the liquidity or the short-term maturities of these instruments. The carrying value of notes payable approximates fair value as it is based on variable rate index. The carrying value of capital lease obligations approximate fair value based upon market interest rates available to the University for debt of similar risk and maturities. Derivative financial instruments are carried at fair value, determined using Level 2 of the hierarchy of valuation inputs, with the use of inputs other than quoted prices that are observable for the asset.

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

Revenue Recognition

Net revenues consist primarily of tuition and fees derived from courses taught by the University online, on ground at its traditional campus in Phoenix, Arizona, and onsite at facilities it leases and at facilities owned by third party employers, as well as from related educational resources that the University provides to its students, such as access to online materials. Tuition revenue and most fees from related educational resources are recognized pro-rata over the applicable period of instruction, net of scholarships provided by the University. For the nine months ended September 30, 2014 and 2013, the University’s revenue was reduced by approximately $96,188 and $75,668, respectively, as a result of scholarships that the University offered to students. The University maintains an institutional tuition refund policy, which provides for all or a portion of tuition to be refunded if a student withdraws during stated refund periods. Certain states in which students reside impose separate, mandatory refund policies, which override the University’s policy to the extent in conflict. If a student withdraws at a time when only a portion, or none, of the tuition is refundable, then in accordance with its revenue recognition policy, the University continues to recognize the tuition that was not refunded pro-rata over the applicable period of instruction. However, for students that have taken out financial aid to pay their tuition and for which a Return to Title IV is required as a result of his or her withdrawal, the University records revenue at the time of collection. Since the University recognizes revenue pro-rata over the term of the course and because, under its institutional refund policy, the amount subject to refund is never greater than the amount of the revenue that has been deferred, under the University’s accounting policies revenue is not recognized with respect to amounts that could potentially be refunded to the student. Sales tax collected from students is excluded from net revenues. Collected but unremitted sales tax is included as an accrued liability in the consolidated balance sheets. The University also charges online students an upfront learning management fee, which is deferred and recognized over the average expected term of a student. Costs that are direct and incremental to new online students are also deferred and recognized ratably over the average expected term of a student. Deferred revenue and student deposits in any period represent the excess of tuition, fees, and other student payments received as compared to amounts recognized as revenue on the income statement and are reflected as current liabilities in the accompanying consolidated balance sheet. The University’s educational programs have starting and ending dates that differ from its fiscal quarters. Therefore, at the end of each fiscal quarter, a portion of revenue from these programs is not yet earned. Other revenues may be recognized as sales occur or services are performed.

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

3. Investments

The following is a summary of amounts included in investments as of September 30, 2014 and December 31, 2013. The University considered all investments as available for sale.

	As of September 30, 2014
	Adjusted Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Estimated Fair Value
Municipal securities	$127,126	$11	$(11)	$127,126

	As of December 31, 2013
	Adjusted Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Estimated Fair Value
Municipal securities	$108,393	$35	$(8)	$108,420

The cash flows of municipal securities are backed by the issuing municipality’s credit worthiness. All municipal securities are due in one year or less as of September 30, 2014. For the nine months ended September 30, 2014, the net unrealized loss on available-for-sale securities was $16, net of taxes.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Denominator:
Basic weighted average shares outstanding	45,651	44,963	45,486	44,631
Effect of dilutive stock options and restricted stock	1,400	1,461	1,476	1,305

Diluted weighted average shares outstanding	47,051	46,424	46,962	45,936

Diluted weighted average shares outstanding exclude the incremental effect of shares that would be issued upon the assumed exercise of stock options. For the nine months ended September 30, 2014 and 2013, approximately 155 and 179, respectively, of the University’s stock options and restricted stock awards outstanding were excluded from the calculation of diluted earnings per share as their inclusion would have been anti-dilutive. These options could be dilutive in the future.

GRAND CANYON EDUCATION, INC.

Notes to Consolidated Financial Statements

(In thousands, except per share data)

(Unaudited)

5. Allowance for Doubtful Accounts

	Balance at Beginning of Period	Charged to Expense	Deductions(1)	Balance at End of Period
Nine months ended September 30, 2014	$9,678	10,835	(13,036)	$7,477
Nine months ended September 30, 2013	$8,657	14,881	(14,073)	$9,465

(1)	Deductions represent accounts written off, net of recoveries.

6. Property and Equipment, net

Property and equipment, net consist of the following:

	September 30, 2014	December 31, 2013
Land	$67,139	$21,820
Land improvements	7,968	5,176
Buildings	290,951	222,402
Equipment under capital leases	5,310	5,310
Leasehold improvements	44,380	32,243
Computer equipment	74,136	64,773
Furniture, fixtures and equipment	37,050	32,583
Internally developed software	19,464	15,606
Other	1,099	1,099
Construction in progress	27,151	23,467

	574,648	424,479
Less accumulated depreciation and amortization	(105,354)	(84,883)

Property and equipment, net	$469,294	$339,596

7. Commitments and Contingencies

Leases

The University leases certain land, buildings and equipment under non-cancelable operating leases expiring at various dates through 2022. Future minimum lease payments under operating leases due each year are as follows at September 30, 2014:

2014 (remaining three months)	$1,855
2015	6,812
2016	4,798
2017	3,933
2018	3,430
Thereafter	7,956

Total minimum payments	$28,784

Total rent expense and related taxes and operating expenses under operating leases for the nine months ended September 30, 2014 and 2013 were $6,359 and $5,220, respectively.

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

Tax Reserves, Non-Income Tax Related

From time to time the University has exposure to various non-income tax related matters that arise in the ordinary course of business. At September 30, 2014 and December 31, 2013, the University reserved approximately $844 and $729, respectively, for tax matters where its ultimate exposure is considered probable and the potential loss can be reasonably estimated.

Income Taxes

During the second quarter ended June 30, 2014, the Internal Revenue Service (“IRS”) commenced an examination of the University’s 2011 income tax return. No material adjustments have been proposed by the IRS as of September 30, 2014.

8. Share-Based Compensation

Incentive Plan

Restricted Stock

During the nine months ended September 30, 2014, the University granted 299 shares of common stock with a service vesting condition to certain of its executives, officers, faculty and employees. The restricted shares have voting rights and vest in five annual installments of 20% starting on March 1, 2015 and each of the four anniversaries of the vesting date following the date of grant. Upon vesting, shares will be held in lieu of taxes equivalent to the minimum statutory tax withholding required to be paid when the restricted stock vests. During the nine months ended September 30, 2014, the University withheld 77 shares of common stock in lieu of taxes at a cost of $3,662 on the restricted stock vesting dates. In May 2014, the University granted 8 shares of common stock to certain of the non-employee members of the University’s board of directors. The restricted shares granted to these directors have voting rights and vest on the earlier of (a) the one year anniversary of the date of grant or (b) immediately prior to the following year’s annual meeting of stockholders, subject to acceleration in the event of a change in control.

A summary of the activity related to restricted stock granted under the University’s Incentive Plan since December 31, 2013 is as follows:

	Total Shares	Weighted Average Grant Date Fair Value per Share
Outstanding as of December 31, 2013	983	$21.34
Granted	307	$45.96
Vested	(220)	$21.20
Forfeited, canceled or expired	(29)	$27.90

Outstanding as of September 30, 2014	1,041	$28.45

GRAND CANYON EDUCATION, INC.

Notes to Consolidated Financial Statements

(In thousands, except per share data)

(Unaudited)

Stock Options

During the nine months ended September 30, 2014, no options were granted. A summary of the activity related to stock options granted under the University’s Incentive Plan since December 31, 2013 is as follows:

	Summary of Stock Options Outstanding
	Total Shares	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value ($)(1)
Outstanding as of December 31, 2013	3,023	$14.80
Granted	—	$—
Exercised	(489)	$14.23
Forfeited, canceled or expired	(25)	$17.11

Outstanding as of September 30, 2014	2,509	$14.89	5.13	$64,939

Exercisable as of September 30, 2014	1,940	$14.25	4.79	$51,454

Available for issuance as of September 30, 2014	2,132

(1)	Aggregate intrinsic value represents the value of the University’s closing stock price on September 30, 2014 ($40.77) in excess of the exercise price multiplied by the number of shares underlying options outstanding or exercisable, as applicable.

Share-based Compensation Expense

The table below outlines share-based compensation expense for the nine months ended September 30, 2014 and 2013 related to restricted stock and stock options granted:

	2014	2013
Instructional costs and services	$4,403	$3,988
Admissions advisory and related expenses	122	100
Marketing and promotional	169	170
General and administrative	2,718	3,410

Share-based compensation expense included in operating expenses	7,412	7,668
Tax effect of share-based compensation	(2,965)	(3,067)

Share-based compensation expense, net of tax	$4,447	$4,601

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

To participate in the Title IV programs, an institution must be authorized to offer its programs of instruction by the relevant agency of the state in which it is located, accredited by an accrediting agency recognized by the Department of Education and certified as eligible by the Department of Education. The Department of Education will certify an institution to participate in the Title IV programs only after the institution has demonstrated compliance with the Higher Education Act and the Department of Education’s extensive regulations regarding institutional eligibility. An institution must also demonstrate its compliance to the Department of Education on an ongoing basis. As of September 30, 2014, management believes the University is in compliance with the applicable regulations in all material respects.

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

On June 13, 2014, following completion of the program review, the University received from the DOE an expedited final program review determination letter. The final program review determination letter set forth three findings, each of which involved individual student-specific information gathering and/or reporting errors and all of which the University promptly corrected to the Department of Education’s satisfaction. Accordingly, the final program review determination letter concluded that the University had taken all corrective actions necessary to resolve the findings and that the program review has been closed with no further action required.

10. Treasury Stock

The Board of Directors has authorized the University to repurchase up to $75,000 in aggregate of common stock, from time to time, depending on market conditions and other considerations. On September 23, 2014, our Board of Directors extended the expiration date on the repurchase authorization to September 30, 2015. Repurchases occur at the University’s discretion. Repurchases may be made in the open market or in privately negotiated transactions, pursuant to the applicable Securities and Exchange Commission rules. The amount and timing of future share repurchases, if any, will be made as market and business conditions warrant. Since its approval of the share repurchase plan, the University has purchased 2,787 shares of common stock at an aggregate cost of $49,135. This includes 38 shares of common stock at an aggregate cost of $1,676 during the nine months ended September 30, 2014, which are recorded at cost in the accompanying September 30, 2014 consolidated balance sheet and statement of stockholders’ equity. At September 30, 2014, there remained $25,865 available under its share repurchase authorization. Shares repurchased in lieu of taxes are not included in the repurchase plan totals as they were approved in conjunction with the restricted share awards.

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

Overview

We are a regionally accredited university focused on offering graduate and undergraduate degree programs in eight colleges across over 160 degree programs on its 186 acre traditional campus in Phoenix, Arizona and online.

At September 30, 2014, we had approximately 68,100 students, an increase of 13.7% over the approximately 59,900 students we had at September 30, 2013. At September 30, 2014, 81.1% of our students were enrolled in our online programs, and of our working adult students (online and professional studies students), 45.2% were pursuing master’s or doctoral degrees. We did not raise tuition in any of our programs for our 2013-2014 and 2014-2015 academic years and have not raised our tuition for our traditional ground programs in six years. This reflects a concerted effort to control tuition pricing for students so that debt levels assumed by our students are reasonable. Tuition increases have not historically been, and may not in the future be, consistent across our programs due to market conditions and differences in operating costs of individual programs.

The following is a summary of our student enrollment at September 30, 2014 and 2013 by degree type and by instructional delivery method:

	2014(1)		2013(1)
	# of Students	% of Total	# of Students	% of Total
Graduate degrees(2)	26,007	38.2%	22,394	37.4%
Undergraduate degree	42,115	61.8%	37,520	62.6%

Total	68,122	100.0%	59,914	100.0%

	2014(1)		2013(1)
	# of Students	% of Total	# of Students	% of Total
Online(3)	55,218	81.1%	49,584	82.8%
Ground(4)	12,904	18.9%	10,330	17.2%

Total	68,122	100.0%	59,914	100.0%

(1)	Enrollment at September 30, 2014 and 2013 represents individual students who attended a course during the last two months of the calendar quarter. Included in enrollment at September 30, 2014 and 2013 are students pursuing non-degree certificates of 621 and 552, respectively.
(2)	Includes 5,336 and 3,971 students pursuing doctoral degrees at September 30, 2014 and 2013, respectively.
(3)	As of September 30, 2014 and 2013, 45.2% and 43.2%, respectively, of our online and professional studies students were pursuing graduate degrees.
(4)	Includes both our traditional on-campus ground students, as well as our professional studies students.

Critical Accounting Policies and Use of Estimates

Our critical accounting policies are disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2013. During the nine months ended September 30, 2014, there have been no significant changes in our critical accounting policies.

Key Trends, Developments and Challenges

The key trends, developments and challenges facing the University are disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2013. During the nine months ended September 30, 2014, there have been no significant changes in these trends. See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Key Trends, Developments and Challenges” in our Annual Report on Form 10-K for our fiscal year ended December 31, 2013, which is incorporated herein by reference.

Results of Operations

The following table sets forth income statement data as a percentage of net revenue for each of the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Net revenue	100.0%	100.0%	100.0%	100.0%
Operating expenses
Instructional costs and services	41.0	42.5	42.0	42.8
Admissions advisory and related	15.6	16.1	15.9	16.3
Advertising	9.4	10.2	9.8	10.5
Marketing and promotional	1.1	0.9	1.1	0.9
General and administrative	6.6	5.9	5.8	6.0

Total operating expenses	73.7	75.5	74.6	76.5

Operating income	26.3	24.5	25.4	23.5
Interest expense	(0.3)	(0.3)	(0.3)	(0.4)
Interest income and other income	0.0	0.0	0.1	0.8

Income before income taxes	25.9	25.1	25.2	24.0
Income tax expense	9.4	10.3	9.5	9.6

Net income	16.6	14.8	15.6	14.4

Three Months Ended September 30, 2014 Compared to Three Months Ended September 30, 2013

Net revenue. Our net revenue for the three months ended September 30, 2014 was $175.1 million, an increase of $22.7 million, or 14.9%, as compared to net revenue of $152.4 million for the three months ended September 30, 2013. This increase was primarily due to an increase in enrollment and, to a lesser extent, an increase in room and board and other student fees, partially offset by an increase in institutional scholarships. End-of-period enrollment increased 13.7% between September 30, 2014 and September 30, 2013, as ground enrollment increased 24.9%, and online enrollment increased 11.4% over the prior year. The majority of the ground enrollment growth between years was residential students at our ground traditional campus in Phoenix, Arizona. We attribute the significant growth in our ground enrollment between years to our increasing brand recognition and the value proposition that our ground traditional campus affords to traditional-aged students and their parents. After scholarships, our ground traditional students pay an amount for tuition, room, board, and fees often half to a third of what it costs to attend a private, traditional university in another state and an amount comparable to what it costs to attend the public universities in the state of Arizona as an in-state student. Although our online enrollment continues to grow, as the proportion of traditional colleges and universities providing alternative learning modalities increases, we will face increasing competition for working adult students from such institutions, including those with well-established reputations for excellence. The growth in revenue per student between years is primarily due to our residential traditional campus enrollment growing at a rate higher than our working adult enrollment. When factoring in room, board and fees, the revenue per student is higher for these students than for our working adult students.

Instructional costs and services expenses. Our instructional costs and services expenses for the three months ended September 30, 2014 were $71.7 million, an increase of $7.0 million, or 10.8%, as compared to instructional costs and services expenses of $64.7 million for the three months ended September 30, 2013. This increase was primarily due to increases in faculty compensation, employee compensation and related expenses including share based compensation, depreciation and amortization and occupancy expense, and instructional supplies and dues, fees and subscriptions, of $2.1 million, $1.7 million, $2.5 million, and $2.3 million, respectively. These increases were partially offset by a decrease of $1.6 million in bad debt expense which resulted primarily from improved student retention and improved collection efforts. The increase in employee compensation and related expenses and faculty compensation are primarily due to the increase in the number of staff and faculty needed to support the increasing number of students attending the University. In addition, we continue to increase our online full-time faculty between years. The increase in depreciation and amortization and occupancy costs is the result of our placing into service additional buildings to support the growing number of ground traditional students. The increase in dues, fees, subscriptions and other instructional supplies is primarily due to increased licensing fees related to educational resources and increased food costs associated with a higher number of residential students. Our instructional costs and services expenses as a percentage of net revenues decreased 1.5% to 41.0% for the three months ended September 30, 2014, from 42.5% for the three months ended September 30, 2013 primarily due to the decrease in our bad debt expense as a percentage of revenue from 3.5% of revenue in the third quarter of 2013 to 2.2% of revenue in the third quarter of 2014 and our ability to leverage our fixed costs infrastructure across an increasing revenue base, partially offset by an increase in dues, fees, subscriptions and other instructional supplies as a percentage of revenue due to the low profit margin derived on food sales.

Admissions advisory and related expenses. Our admissions advisory and related expenses for the three months ended September 30, 2014 were $27.3 million, an increase of $2.7 million, or 11.2%, as compared to admissions advisory and related expenses of $24.6 million for the three months ended September 30, 2013. This increase is primarily the result of increases in employee compensation and related expenses including share-based compensation and other admissions advisory related expense of $2.3 million and $0.4 million, respectively. The increase in employee compensation and related expenses is primarily due to increased headcount between years. Our admissions advisory and related expenses as a percentage of net revenues decreased 0.5% to 15.6% for the three months ended September 30, 2014, from 16.1% for the three months ended September 30, 2013 primarily due to our ability to leverage our admissions advisory and related expenses across an increasing revenue base.

Advertising expenses. Our advertising expenses for the three months ended September 30, 2014 were $16.5 million, an increase of $1.0 million, or 6.4%, as compared to advertising expenses of $15.5 million for the three months ended September 30, 2013. This increase is primarily the result of increased brand advertising focused on the southwestern United States region. Our advertising expenses as a percentage of net revenue decreased by 0.8% to 9.4% for the three months ended September 30, 2014, from 10.2% for the three months ended September 30, 2013. We spend less on advertising for ground traditional students than for online students and our ground traditional campus enrollment is growing faster than our online student enrollment.

Marketing and promotional expenses. Our marketing and promotional expenses for the three months ended September 30, 2014 were $1.9 million, an increase of $0.6 million, or 48.6%, as compared to marketing and promotional expenses of $1.3 million for the three months ended September 30, 2013. This increase is primarily the result of increases in employee compensation and related expenses of $0.7 million. Our marketing and promotional expenses as a percentage of net revenue increased 0.2% to 1.1% for the three months ended September 30, 2014, from 0.9% for the three months ended September 30, 2013.

General and administrative expenses. Our general and administrative expenses for the three months ended September 30, 2014 were $11.6 million, an increase of $2.6 million, or 28.8%, as compared to general and administrative expenses of $9.0 million for the three months ended September 30, 2013. The increase is primarily attributable to our decision to make contributions to school tuition organizations in lieu of state income taxes of $2.7 million in the third quarter of 2014. The University receives a dollar for dollar reduction in our state income taxes for these contributions. Our general and administrative expenses as a percentage of net revenue increased by 0.7% to 6.6% for the three months ended September 30, 2014, from 5.9% for the three months ended September 30, 2013 due to the timing of our contributions to school tuition organizations as in prior years we have made this contribution in the fourth quarter.

Interest expense. Interest expense for the three months ended September 30, 2014 were $0.6 million, an increase of $0.1 million, or 9.2%, as compared to interest expense of $0.5 million for the three months ended September 30, 2013. Our interest expense stayed flat as a percentage of net revenue at 0.3% for both the three months ended September 30, 2014 and 2013.

Interest and other income. Interest and other income for the three months ended September 30, 2014 was nil, a decrease of $1.5 million, as compared to interest and other income of $1.5 million in the three months ended September 30, 2013. This decrease is primarily attributable to late penalty and default interest earned on a settlement of a note receivable purchased in 2012.

Income tax expense. Income tax expense for the three months ended September 30, 2014 was $16.4 million, an increase of $0.7 million, or 4.4%, as compared to income tax expense of $15.7 million for the three months ended September 30, 2013. Our effective tax rate was 36.1% during the third quarter of 2014 compared to 41.1% during the third quarter of 2013. The effective tax rate was favorably affected in 2014 by our contributions in lieu of state income taxes to school tuition organizations made during the quarter as well as state tax rate changes that began a gradual phase-in process during the first quarter of 2014 and negatively impacted in 2013 by certain non-recurring tax items.

Net income. Our net income for the three months ended September 30, 2014 was $29.0 million, an increase of $6.5 million, as compared to $22.5 million for the three months ended September 30, 2013, due to the factors discussed above.

Nine Months Ended September 30, 2014 Compared to Nine Months Ended September 30, 2013

Net revenue. Our net revenue for the nine months ended September 30, 2014 was $501.1 million, an increase of $65.2 million, or 15.0%, as compared to net revenue of $435.9 million for the nine months ended September 30, 2013. This increase was primarily due to an increase in enrollment and, to a lesser extent, an increase in room and board and other student fees, partially offset by an increase in institutional scholarships. End-of-period enrollment increased 13.7% between September 30, 2014 and September 30, 2013, as ground enrollment increased 24.9%, and online enrollment increased 11.4% over the prior year. The majority of the ground enrollment growth between years was residential students at our ground traditional campus in Phoenix, Arizona. We attribute the significant growth in our ground enrollment between years to our increasing brand recognition and the value proposition that our ground traditional campus affords to traditional-aged students and their parents. After scholarships, our ground traditional students pay an amount for tuition, room, board, and fees often half to a third of what it costs to attend a private, traditional university in another state and an amount comparable to what it costs to attend the public universities in the state of Arizona as an in-state student. Although our online enrollment continues to grow, as the proportion of traditional colleges and universities providing alternative learning modalities increases, we will face increasing competition for working adult students from such institutions, including those with well-established reputations for excellence. The growth in revenue per student between years is primarily due to our residential traditional campus enrollment growing at a rate higher than our working adult enrollment. When factoring in room, board and fees, the revenue per student is higher for these students than for our working adult students.

Instructional costs and services expenses. Our instructional costs and services expenses for the nine months ended September 30, 2014 were $210.2 million, an increase of $23.8 million, or 12.8%, as compared to instructional costs and services expenses of $186.4 million for the nine months ended September 30, 2013. This increase was primarily due to increases in employee compensation and related expenses including share based compensation, faculty compensation, depreciation and amortization and occupancy expense, dues, fees and subscriptions and other instructional supplies, and other instructional costs and related expenses, of $7.0 million, $6.5 million, $5.6 million, $5.0 million, and $3.8 million, respectively. These increases were partially offset by a decrease of $4.1 million in bad debt expense which resulted primarily from improved student retention and improved collection efforts. The increase in employee compensation and related expenses and faculty compensation are primarily due to the increase in the number of staff and faculty needed to support the increasing number of students attending the University. In addition, we continue to increase our online full-time faculty and have incurred an increase in benefit costs between years. The increase in depreciation and amortization and occupancy costs is the result of our placing into service additional buildings to support the growing number of ground traditional students in 2013 and 2014. The increase in dues, fees, subscriptions and other instructional supplies is primarily due to increased licensing fees related to educational resources and increased food costs associated with a higher number of residential students. Our instructional costs and services expenses as a percentage of net revenues decreased 0.8% to 42.0% for the nine months ended September 30, 2014, from 42.8% for the nine months ended September 30, 2013 primarily due to the decrease in bad debt expense as a percentage of revenue from 3.4% in the first nine months of 2013 to 2.2% in the first nine months of 2014, partially offset by an increase in dues, fees, subscriptions and other instructional supplies as a percentage of revenue due to the low profit margin derived on food sales.

Admissions advisory and related expenses. Our admissions advisory and related expenses for the nine months ended September 30, 2014 were $79.8 million, an increase of $8.9 million, or 12.5%, as compared to admissions advisory and related expenses of $70.9 million for the nine months ended September 30, 2013. This increase is primarily the result of increases in employee compensation and related expenses including share based compensation and other advisory related expense of $7.9 million and $1.0 million, respectively. The increase in employee compensation and related expenses is primarily due to increased headcount and an increase in benefit costs between years. Our admissions advisory and related expenses as a percentage of net revenue decreased 0.4% to 15.9% for the nine months ended September 30, 2014, from 16.3% for the nine months ended September 30, 2013 primarily due to our ability to leverage our admissions advisory personnel across an increasing revenue base.

Advertising expenses. Our advertising expenses for the nine months ended September 30, 2014 were $49.0 million, an increase of $3.1 million, or 6.5%, as compared to advertising expenses of $45.9 million for the nine months ended September 30, 2013. This increase is primarily the result of increased brand advertising focused on the southwestern United States region. Our advertising expenses as a percentage of net revenue decreased by 0.7% to 9.8% for the nine months ended September 30, 2014, from 10.5% for the nine months ended September 30, 2013. We spend less on advertising for ground traditional students than for online students and our ground traditional campus student enrollment is growing faster than our online student enrollment.

Marketing and promotional expenses. Our marketing and promotional expenses for the nine months ended September 30, 2014 were $5.6 million, an increase of $1.5 million, or 36.7%, as compared to marketing and promotional expenses of $4.1 million for the nine months ended September 30, 2013. This increase is primarily the result of increases in employee compensation and related expenses of $1.5 million. Our marketing and promotional expenses as a percentage of net revenue increased 0.2% to 1.1% for the nine months ended September 30, 2014, from 0.9% for the nine months ended September 30, 2013.

General and administrative expenses. Our general and administrative expenses for the nine months ended September 30, 2014 was $29.2 million, an increase of $3.1 million, or 12.0%, as compared to general and administrative expenses of $26.1 million for the nine months ended September 30, 2013. The increase is primarily attributable to our decision to make contributions to school tuition organizations in lieu of state income taxes of $2.7 million in the third quarter of 2014. The University receives a dollar for dollar reduction in our state income taxes for these contributions. Our general and administrative expenses as a percentage of net revenue decreased by 0.2% to 5.8% for the nine months ended September 30, 2014, from 6.0% for the nine months ended September 30, 2013 due to our ability to leverage the fixed costs structure of our general and administrative expenses across an increasing revenue base.

Interest expense. Interest expense for the nine months ended September 30, 2014 was $1.5 million, a decrease of $0.1 million, as compared to interest expense of $1.6 million for the nine months ended September 30, 2013. This decrease was primarily due to a decrease in the average balance of our credit facility between periods due to scheduled monthly principal payments. Our interest expense decreased as a percentage of net revenue by 0.1% to 0.3% for the nine months ended September 30, 2014, from 0.4% for the nine months ended September 30, 2013.

Interest and other income. Interest and other income for the nine months ended September 30, 2014 was $0.4 million, a decrease of $3.4 million, as compared to interest and other income of $3.8 million in the nine months ended September 30, 2013. The decrease was primarily due to the proceeds received from a settlement of a note receivable, which resulted in a $3.6 million gain for the nine months ended September 30, 2013.

Income tax expense. Income tax expense for the nine months ended September 30, 2014 was $47.8 million, an increase of $5.8 million, or 14.0%, as compared to income tax expense of $42.0 million for the nine months ended September 30, 2013. Our effective tax rate was 37.9% during the first nine months of 2014 compared to 40.2% during the first nine months of 2013. Our effective tax rate in 2014 is lower than the prior year due primarily to our contributions in lieu of state income taxes to school tuition organizations and state tax rate changes that began a gradual phase-in process during the first quarter of 2014.

Net income. Our net income for the nine months ended September 30, 2014 was $78.4 million, an increase of $15.8 million, as compared to $62.6 million for the nine months ended September 30, 2013, due to the factors discussed above.

Seasonality

Our net revenue and operating results normally fluctuate as a result of seasonal variations in our business, principally due to changes in enrollment. Student population varies as a result of new enrollments, graduations, and student attrition. The majority of our traditional ground students do not attend courses during the summer months (May through August), which affects our results for our second and third fiscal quarters. Since a significant amount of our campus costs are fixed, the lower revenue resulting from the decreased ground student enrollment has historically contributed to lower operating margins during those periods. As we increased the relative proportion of our online students during prior years, this summer effect lessened. However, during the past year we have increased, and over the next few years we intend to continue to increase, our enrollment of ground traditional students. Thus, we expect this summer effect to become more pronounced in future periods. Partially offsetting this summer effect in the third quarter has been the sequential quarterly increase in enrollments that has occurred as a result of the traditional fall school start. This increase in enrollments also has occurred in the first quarter, corresponding to calendar year matriculation. In addition, we typically experience higher net revenue in the fourth quarter due to its overlap with the semester encompassing the traditional fall school start and in the first quarter due to its overlap with the first semester of the calendar year. A portion of our expenses do not vary proportionately with these fluctuations in net revenue, resulting in higher operating income in the first and fourth quarters relative to other quarters. We expect quarterly fluctuation in operating results to continue as a result of these seasonal patterns.

Liquidity and Capital Resources

Liquidity. We financed our operating activities and capital expenditures during the nine months ended September 30, 2014 and 2013 primarily through cash provided by operating activities. Our unrestricted cash and cash equivalents and investments were $183.6 million and $164.2 million at September 30, 2014 and December 31, 2013, respectively. Our restricted cash and cash equivalents at September 30, 2014 and December 31, 2013 were $58.8 million and $64.4 million, respectively.

Based on our current level of operations and anticipated growth, we believe that our cash flow from operations and other sources of liquidity, including cash and cash equivalents and our revolving line of credit, will provide adequate funds for ongoing operations, planned capital expenditures, and working capital requirements for at least the next 24 months. No amounts were borrowed on the $50.0 million revolving line of credit as of September 30, 2014.

Share Repurchase Program

Our Board of Directors has authorized the University to repurchase up to $75 million in aggregate of common stock, from time to time, depending on market conditions and other considerations. The current expiration date on the repurchase authorization by our Board of Directors is September 30, 2015. Repurchases occur at the University’s discretion.

Under our share purchase authorization, we may purchase shares in the open market or in privately negotiated transactions, pursuant to applicable SEC rules. The amount and timing of future share repurchases, if any, will be made as market and business conditions warrant.

Since the inception of our share repurchase program, the University has purchased 2.8 million shares of common shock shares at an aggregate cost of $49.1 million which includes 37,900 shares of common stock during the nine months ended September 30, 2014 at an aggregate cost of $1.7 million. At September 30, 2014, there remains $25.9 million available under our share repurchase authorization.

Cash Flows

Operating Activities. Net cash provided by operating activities for the nine months ended September 30, 2014 was $156.7 million as compared to $101.8 million for the nine months ended September 30, 2013. The increase in cash generated from operating activities between the nine months ended September 30, 2013 and the nine months ended September 30, 2014 is primarily due to increased net income and the timing of income tax payments, deferred revenue and student deposits.

Investing Activities. Net cash used in investing activities was $159.9 million and $104.5 million for the nine months ended September 30, 2014 and 2013, respectively. Our cash used in investing activities was primarily related to the purchase of short-term investments and capital expenditures. Purchases of short-term investments net of proceeds of these investments was $18.7 million and $63.5 million during the nine months ended September 30, 2014 and 2013, respectively. Capital expenditures were $141.2 million and $59.2 million for the nine months ended September 30, 2014 and 2013, respectively. In 2014, capital expenditures primarily consisted of ground campus building projects such as the construction of an additional classroom building, additional residence halls that accommodate another 1,600 students and land purchases adjacent to our Phoenix campus to support our growing traditional student enrollment as well as purchases of computer equipment, other internal use software projects and furniture and equipment to support our increasing employee headcount. In 2013, capital expenditures primarily consisted of ground campus building projects such as the construction costs for two additional dormitories and an expansion of our food services and library to support our traditional student enrollment as well as purchases of computer equipment, other internal use software projects and furniture and equipment to support our increasing employee headcount. In addition, during the nine months of 2013 we spent $11.2 million to purchase and refurbish a building that is located less than two miles from our Phoenix, Arizona campus. Investing activities were reduced in the first nine months of 2013 by proceeds in the amount of $29.2 million received on a note receivable.

Financing Activities. Net cash provided by financing activities was $3.8 million and $4.5 million for the nine months ended September 30, 2014 and 2013, respectively. During the first nine months of 2014, proceeds from the exercise of stock options of $7.0 million and excess tax benefits from share-based compensation of $7.2 million were partially offset by $5.3 million used to purchase treasury stock in accordance with the University’s share repurchase program and principal payments on notes payable and capital leases which totaled $5.0 million. During the first nine months of 2013, proceeds from the exercise of stock options of $14.8 million and excess tax benefits from share-based compensation of $3.7 million were partially offset by $9.0 million used to purchase treasury stock in accordance with the University’s share repurchase program and principal payments on notes payable and capital leases which totaled $5.0 million.

Contractual Obligations

The following table sets forth, as of September 30, 2014, the aggregate amounts of our significant contractual obligations and commitments with definitive payment terms due in each of the periods presented (in millions):

		Payments Due by Period
	Total	Less than 1 Year (1)	2-3 Years	4-5 Years	More than 5 Years
Long term notes payable	$88.1	$1.7	$13.2	$13.3	$59.9
Capital lease obligations	0.5	0.0	0.5	0.0	0.0
Purchase obligations(2)	20.4	15.2	4.8	0.4	0.0
Operating lease obligations	28.8	1.9	11.6	7.4	7.9

Total contractual obligations	$137.8	$18.8	$30.1	$21.1	$67.8

(1)	Payments due in less than one year represent expected expenditures from October 1, 2014 through December 31, 2014.
(2)	The purchase obligation amounts include expected spending by period under contracts that were in effect at September 30, 2014.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have had or are reasonably likely to have a material current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Impact of inflation. We believe that inflation has not had a material impact on our results of operations for the nine months ended September 30, 2014 or 2013. There can be no assurance that future inflation will not have an adverse impact on our operating results and financial condition.

Market risk. On February 27, 2013 we entered into an interest rate corridor to manage our 30 Day LIBOR interest exposure from the variable rate debt, which debt matures in December 2019. The corridor instrument, which hedges variable interest rate risk starting March 1, 2013 through December 20, 2019 with a notional amount of $88.3 million as of September 30, 2014, permits us to hedge our interest rate risk at several thresholds. Under this arrangement, in addition to the credit spread we will pay variable interest rates based on the 30 Day LIBOR rates monthly until that index reaches 1.5%. If 30 Day LIBOR is equal to 1.5% through 3.0%, we will continue to pay 1.5%. If 30 Day LIBOR exceeds 3.0%, we will pay actual 30 Day LIBOR less 1.5%.

Except with respect to the foregoing, we have no derivative financial instruments or derivative commodity instruments. We invest cash in excess of current operating requirements in short-term certificates of deposit and money market instruments, municipal bond portfolios, or municipal mutual funds at multiple financial institutions.

Interest rate risk. We manage interest rate risk by investing excess funds in cash equivalents, A rated municipal bonds and municipal mutual funds bearing variable interest rates, which are tied to various market indices or individual bond coupon rates. Our future investment income may fall short of expectations due to changes in interest rates or we may suffer losses in principal if we are forced to sell bonds that have declined in market value due to changes in interest rates. At September 30, 2014, a 10% increase or decrease in interest rates would not have a material impact on our future earnings, fair values, or cash flows. For information regarding our variable rate debt, see “Market risk” above.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective, as of September 30, 2014, in ensuring that material information relating to us required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in reports it files or submits under the Exchange Act is accumulated and communicated to management, including its principal executive officer or officers and principal financial officer or officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

Recent Sales of Unregistered Securities

None.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

Our Board of Directors has authorized the University to repurchase up to $75.0 million in aggregate of common stock, from time to time, depending on market conditions and other considerations. The repurchase authorization was first announced on August 16, 2010, and was extended on July 28, 2011, April 25, 2013 and September 23, 2014. The current expiration date on the repurchase authorization is September 30, 2015. Repurchases occur at the University’s discretion. Repurchases may be made in the open market or in privately negotiated transactions, pursuant to applicable SEC rules. The amount and timing of future share repurchases, if any, will be made as market and business conditions warrant. During the three months ended September 30, 2014, we did not repurchase any shares of our common stock. At September 30, 2014, there remains $25.9 million available under our share repurchase authorization, which totaled $75.0 million at September 30, 2014.

The following table sets forth our share repurchases of common stock during each period in the third quarter of fiscal 2014:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Dollar Value of Shares That May Yet Be Purchased Under the Program
July 1, 2014 – July 31, 2014	—	—	—	$25,865,000
August 1, 2014 – August 31, 2014	—	—	—	$25,865,000
September 1, 2014 – September 30, 2014	—	—	—	$25,865,000

Total	—	—	—	$25,865,000

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

None.

Item 5.	Other Information

None.

Item 6.	Exhibits

(a) Exhibits

Number	Description	Method of Filing

3.1	Amended and Restated Certificate of Incorporation.	Incorporated by reference to Exhibit 3.1 to Amendment No. 6 to the University’s Registration Statement on Form S-1 (SEC file number 333-150876) filed with the SEC on November 12, 2008.

3.2	Third Amended and Restated Bylaws.	Incorporated by reference to Exhibit 3.1 to the University’s Current Report on Form 8-K filed with the SEC on October 29, 2014.

4.1	Specimen of Stock Certificate.	Incorporated by reference to Exhibit 4.1 to Amendment No. 2 to the University’s Registration Statement on Form S-1 (SEC file number 333-150876) filed with the SEC on September 29, 2008.

31.1	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

31.2	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. ††	Furnished herewith.

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. ††	Furnished herewith.

101.INS	XBRL Instance Document	Filed herewith.

101.SCH	XBRL Taxonomy Extension Schema	Filed herewith.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase	Filed herewith.

101.DEF	XBRL Taxonomy Extension Definition Linkbase	Filed herewith.

101.LAB	XBRL Taxonomy Extension Label Linkbase	Filed herewith.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase	Filed herewith.

††	This certification is being furnished solely to accompany this report pursuant to 18 U.S.C. Section 1350, and is not being filed for purposes of Section 18 of the Exchange Act, and is not to be incorporated by reference into any filings of the University, whether made before or after the date hereof, regardless of any general incorporation language in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GRAND CANYON EDUCATION, INC.

Date: October 29, 2014	By:	/s/ Daniel E. Bachus
Daniel E. Bachus
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

EXHIBIT INDEX

Number	Description	Method of Filing

3.1	Amended and Restated Certificate of Incorporation.	Incorporated by reference to Exhibit 3.1 to Amendment No. 6 to the University’s Registration Statement on Form S-1 (SEC file number 333-150876) filed with the SEC on November 12, 2008.

3.2	Third Amended and Restated Bylaws.	Incorporated by reference to Exhibit 3.1 to the University’s Current Report on Form 8-K filed with the SEC on October 29, 2014.

4.1	Specimen of Stock Certificate.	Incorporated by reference to Exhibit 4.1 to Amendment No. 2 to the University’s Registration Statement on Form S-1 (SEC file number 333-150876) filed with the SEC on September 29, 2008.

31.1	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

31.2	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. ††	Furnished herewith.

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. ††	Furnished herewith.

101.INS	XBRL Instance Document	Filed herewith.

101.SCH	XBRL Taxonomy Extension Schema	Filed herewith.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase	Filed herewith.

101.DEF	XBRL Taxonomy Extension Definition Linkbase	Filed herewith.

101.LAB	XBRL Taxonomy Extension Label Linkbase	Filed herewith.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase	Filed herewith.

††	This certification is being furnished solely to accompany this report pursuant to 18 U.S.C. Section 1350, and is not being filed for purposes of Section 18 of the Exchange Act, and is not to be incorporated by reference into any filings of the University, whether made before or after the date hereof, regardless of any general incorporation language in such filing.