Form 10-K
period 2014-12-31
Grand Canyon Education, Inc.
filed 2015-02-18
CIK 1434588

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2014

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act).    Yes  ☐    No  ☒

The total number of shares of common stock outstanding as of February 12, 2015 was 46,749,781.

As of June 30, 2014, the last business day of the registrant’s most recently completed second fiscal quarter, the registrant’s common stock was listed on the NASDAQ Global Market. As of June 30, 2014, the aggregate market value of the registrant’s common stock held by non-affiliates was approximately $2.1 billion.

DOCUMENTS INCORPORATED BY REFERENCE

Certain portions of the registrant’s Definitive Proxy Statement for its 2015 Annual Meeting of Stockholders (which is expected to be filed with the Commission within 120 days after the end of the registrant’s 2014 fiscal year) are incorporated by reference into Part III of this Report.

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

Forward-looking statements should not be read as a guarantee of future performance or results, and will not necessarily be accurate indications of the times at, or by, which such performance or results will be achieved. Forward-looking statements are based on information available at the time those statements are made or management’s good faith belief as of that time with respect to future events, and are subject to risks and uncertainties that could cause actual performance or results to differ materially from those expressed in or suggested by the forward-looking statements. Important factors that could cause such differences include, but are not limited to:

•	our failure to comply with the extensive regulatory framework applicable to our industry, including Title IV of the Higher Education Act and the regulations thereunder, state laws and regulatory requirements, and accrediting commission requirements;

•	the ability of our students to obtain federal Title IV funds, state financial aid, and private financing;

•	potential damage to our reputation or other adverse effects as a result of negative publicity in the media, in the industry or in connection with governmental reports or investigations or otherwise, affecting us or other companies in the for-profit postsecondary education sector;

•	risks associated with changes in applicable federal and state laws and regulations and accrediting commission standards, including pending rulemaking by the Department of Education;

•	our ability to properly manage risks and challenges associated with the expansion of our campus, potential acquisitions of, or investments in, new businesses, acquisitions of new properties, or the development of new campuses;

•	our ability to hire and train new, and develop and train existing employees and faculty;

•	the pace of growth of our enrollment;

•	our ability to convert prospective students to enrolled students and to retain active students;

•	our success in updating and expanding the content of existing programs and developing new programs in a cost-effective manner or on a timely basis;

•	industry competition, including competition for qualified executives and other personnel;

•	risks associated with the competitive environment for marketing our programs;

•	failure on our part to keep up with advances in technology that could enhance the online experience for our students;

•	the extent to which obligations under our loan agreement, including the need to comply with restrictive and financial covenants and to pay principal and interest payments, limits our ability to conduct our operations or seek new business opportunities;

•	our ability to manage future growth effectively;

•	general adverse economic conditions or other developments that affect the job prospects of our students; and

•	other factors discussed under the headings “Risk Factors,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” “Business,” and “Regulation.”

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

Overview

We are a comprehensive regionally accredited university that offers over 160 graduate and undergraduate degree programs across eight colleges both online and on ground at our approximately 205 acre campus in Phoenix, Arizona, and at facilities we lease and at facilities owned by third party employers. Our undergraduate programs are designed to be innovative and meet the future needs of employers, while providing students with the needed critical thinking and effective communication skills developed through a Christian-oriented, liberal arts foundation. We are committed to providing an academically rigorous educational experience with a focus on professionally relevant programs that meet the objectives of our students. We utilize an integrated, innovative approach to marketing, recruiting, and retaining both traditional aged students attending on our campus in Phoenix, Arizona and working adult students attending on our campus or at off-site locations in cohorts (referred to by us as professional studies students) or online, which has enabled us to increase enrollment to approximately 67,800 students at December 31, 2014. At December 31, 2014, 81.2% of our students were enrolled in our online programs, and, of our working adult students (online and professional studies students), 46.0% were pursuing masters or doctoral degrees.

We define working adults as students age 25 or older who are pursuing a degree while employed. As of December 31, 2014, approximately 87.6% of our online and professional studies students were age 25 or older. We believe that working adults are attracted to the convenience and flexibility of our online programs because they can study and interact with faculty and classmates during times that suit their schedules. We also believe that working adults, particularly those who have some college experience, represent an attractive student population because they are better able to finance their education, more readily recognize the benefits of a postsecondary degree, and have higher persistence and completion rates than students generally.

In 2014, we continued to increase the number of students in attendance at our expanding traditional ground campus. We believe our strong campus presence in Arizona is a key branding tool that is attractive to many students. We are able to provide traditional ground students an opportunity to earn an education at a private, Christian-oriented university at rates equivalent to those of a state funded university. We plan to increase enrollment growth for our traditional campus over the next few years, and seek to have 17,500 traditional ground students in attendance at the beginning of our 2016-2017 academic year. In November 2012, we accepted an invitation to become a member of the Division I Western Athletic Conference beginning with the 2013-2014 academic year, and in 2013 we began the four-year process to reclassify our NCAA membership from Division II to Division I. During the reclassification process we are considered a Division I university and are playing full conference schedules but are ineligible to compete for national championships which, for example, precludes us from playing in the end-of-year NCAA basketball tournament during that period of time.

We have experienced significant growth in enrollment, net revenue, and operating income over the last several years. Our enrollment at December 31, 2014 was approximately 67,800, representing an increase of approximately 13.7% over our enrollment at December 31, 2013. Our net revenue and operating income for the year ended December 31, 2014 were $691.1 million and $180.8 million, respectively, representing increases of 15.5% and 26.2%, respectively, over the year ended December 31, 2013. Our net revenue and operating income for the year ended December 31, 2013 were $598.3 million and $143.3 million, respectively, representing increases of 17.0% and 25.6%, respectively, over the year ended December 31, 2012. We seek to achieve continued growth in a manner that reinforces our reputation for providing academically rigorous, professionally relevant educational programs that advance the educations and careers of our students.

We have been regionally accredited by the Higher Learning Commission and its predecessor since 1968, and we were reaccredited in 2007 for the maximum term of ten years. We are regulated by the Department of Education as a result of our participation in the federal student financial aid programs authorized by Title IV of the Higher Education Act (hereafter, Title IV), and, at the state level, we are licensed to operate and offer our programs by the Arizona State Board for Private Postsecondary Education, the Arizona Department of Education for Institutional Recommendation Programs and the Arizona Board of Nursing. In addition, we have specialized accreditations for certain programs from the Accreditation Council for Business Schools and Programs, the Commission on Collegiate Nursing Education, and the Commission on Accreditation of Athletic Training Education. In addition, we are a candidate for accreditation by the National Council for Accreditation of Teacher Education (NCATE). We believe that our institution-wide state authorization and regional accreditation, together with these specialized accreditations, reflect the quality of our programs, enhance their marketability to students, and improve the employability of our graduates.

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

Our Approach to Academic Quality

Some of the key elements that we focus on to promote a high level of academic quality include:

•	Academically rigorous, professionally relevant curricula. We create academically rigorous curricula that are designed to enable all students to gain the foundational knowledge, professional competencies, and demonstrable skills required to be successful in their chosen fields. Our curriculum is designed and delivered by faculty and industry-specific subject-matter experts who are committed to high quality, rigorous education and professional preparedness. We design our curricula to address specific objectives that pre-career and working-adult students need and are seeking. Through this combination, we believe that we produce graduates that can compete with integrity and become leaders in their chosen fields.

•	Qualified faculty. We demonstrate our commitment to high quality education by hiring qualified faculty with relevant practical experience. Substantially all of our current faculty members hold at least a master’s degree in their respective fields and approximately 40% of our faculty members are doctorate prepared. Further, the University has implemented a full time faculty model for online course instruction. In 2014, almost all of the online first year courses were taught by an online, full time faculty member. We believe the presence of a full time faculty member in the classroom for the first year students results in increased student retention. We invest in the professional development of our faculty members by providing online and ground pedagogical training along with hosting events that encourage the development and sharing of best practices. Additionally, we also monitor and evaluate teaching effectiveness through assessment, peer reviews, and student evaluations.

•	Centralized program design and curriculum development. We employ a college driven highly collaboratively designed curriculum development process to ensure a consistent learning experience. We thereafter continuously review our programs in an effort to ensure that they remain consistent, up-to-date, relevant, and effective in producing the desired learning outcomes. We also regularly review programmatic assessment results, mission based competency results, graduation rates, retention rates and constituency surveys to identify opportunities for course modifications and upgrades.

•	Effective student services. We establish teams comprised of admissions and student services advisor personnel that act as the primary support contact point for each of our students, beginning at the application stage and continuing through graduation. We also continually focus on improving the technology used to support student learning, including delivering a new online learning platform and further improving student services through the implementation of online interfaces. As a result, many of our support services, including academic, administrative, financial, library, and career services, are accessible online, generally allowing users to access these services at a time and in a manner that is convenient to them.

•	Continual academic oversight. We have centralized the support functions of assessment for all of our programs through our Office of Assessment. While each of our colleges continuously evaluates the desired learning outcomes for each of their programs, the Office of Assessment provides data collection and analysis support. We continuously assess outcomes data to determine whether our students graduate with the knowledge, competencies, and skills that are necessary to succeed in the workplace. The Office of Assessment also initiates and manages periodic examinations of the mission-based competencies in our curricula by full-time and adjunct reviewers to evaluate and verify mission-based competency attainment. Based on these processes and student feedback from both programmatic and mission-based assessment, we determine whether to modify or discontinue programs that do not meet our standards or market needs, or to create new programs.

We also offer the following features in an effort to enrich the academic experience of current and prospective students:

•	Flexibility in program delivery. We seek to meet market demands by providing students with the flexibility to take courses exclusively online or to combine online coursework with various campus and onsite options. For example, based on market demand, particularly in connection with our nursing programs, we have established satellite locations at multiple hospitals that allow nursing students to take clinical courses onsite while completing other course work online. We have established similar onsite arrangements with other major employers, including schools and school districts through which students can pursue student teaching opportunities. This flexibility raises our profile among employers, encourages students to take and complete courses, and eliminates inconveniences that tend to lessen student persistence.

•	Small class size. At December 31, 2014, 94.6% of our online and professional studies classes had 25 or fewer students. Our average class size on our ground traditional campus is 28 students. These class sizes provide each student with the opportunity to interact directly with course faculty and to receive individualized feedback and attention while also affording our faculty with the opportunity to engage proactively with a manageable number of students. We believe this interaction enhances the academic quality of our programs by promoting opportunities for students to participate actively and thus build the requisite knowledge, competencies, and skills.

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

2014 – 2016 (teacher) 2014 – 2018 (principal)

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

Colangelo College of Business

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

2014 – 2016

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

We offer our 160 graduate and undergraduate degree programs through our eight distinct colleges:

•	the College of Nursing and Health Care Professions, which, as a result of, among other things, the strong pass rates of our Bachelor of Science in Nursing (pre-licensure) students on the National Council Licensure Examination (“NCLEX”), has a strong reputation within the Arizona nursing community and is the largest nursing program in Arizona when considering total college enrollment (bachelor and masters students);

•	the College of Doctoral Studies, which utilizes innovative technology, collaboration, and learning communities to develop expert practitioners and researchers who can become leaders in the disciplines and communities they serve;

•	the College of Humanities and Social Sciences, which develops and provides many of the general education course requirements in our other colleges and also serves as one of the vehicles through which we offer programs in additional targeted disciplines;

•	the College of Science, Engineering, and Technology, which with science, engineering, technology, and mathematics professions in extremely high demand, driving our economy, continuously evolving, and redefining modern day life is focused on preparing exceptionally competent graduates to enter the dynamic and highly competitive workforce of the 21st century;

•	the College of Education, which has greater than a 60-year history as one of Arizona’s leading teacher’s colleges and consistently graduates teachers who meet or exceed state averages on the Arizona Educator Proficiency Assessment exams;

•	the Colangelo College of Business, which has a well-known brand among our target student population, an advisory board that includes nationally recognized business leaders, and a reputation for offering professionally relevant degree programs;

•	the College of Fine Arts and Production, which continues the long and highly regarded tradition that the University has in the Fine Arts; and

•	the College of Theology, which serves as one of the many vehicles through which the University affirms its Christian heritage.

Under the overall leadership of our senior academic affairs personnel and the deans of the individual colleges, each of the colleges organizes its academic programs through various departments and schools.

We have established relationships with community colleges, health-care systems, school districts, and other employers through which we offer programs to provide flexibility and convenience to students and their employers. For example, for our nursing programs, we offer clinical courses onsite at hospitals and other health-care centers with which we have partnerships, and also arrange to allow these students to complete their clinical work onsite.

We currently offer our ground-based programs to traditional students through three 15-week semesters in a calendar year and to online students in five, seven, eight or sixteen week courses throughout the calendar year. Traditional students generally enroll in three or four courses per semester while online students typically concentrate on one course at a time. We require our online students to be actively engaged in their online student classroom at least three or four times each week, depending on the content and degree level of the class, in order to maintain an active dialogue with their professors and classmates. Our online programs provide a digital record of student interactions for the course instructor to assess students’ levels of engagement and demonstration of required competencies.

New Program Development

To aid us in the identification of potentially new degree programs or emphasis areas, we investigate market demand and review proposals developed by faculty, staff, students, alumni, college specific advisory boards comprised of leaders in their field or other partners. We then perform an analysis of the consistency of the proposed program or emphasis with our mission, long-term demand, and development costs. If, following this analysis, the University Development Committee decides to proceed with a new program, our college faculty and administrators approve subject-matter experts with whom our Curriculum Design and Development Team members, including instructional designers, curriculum developers, librarians, and editors, work to design the program competencies so that it is consistent with our academically rigorous, professionally oriented program standards. The program is then reviewed by the dean of the applicable college, the Program Standards and Evaluation Committee, the Academic Affairs Committee, and finally, our Provost and Chief Academic Officer. Upon accreditation and regulatory approval, the subject matter experts develop course syllabi, and our Marketing Department creates a marketing plan to publicize the new program. Our average program development process is six months from proposal to course introduction. The development process is typically longer if we are expanding into a new field or offering a new level of degree.

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

Faculty

Our faculty includes full-time faculty, as well as adjunct faculty with relevant practical experience whom we employ to teach on a course-by-course basis for a specified fee. Our current faculty members hold at least a master’s degree in their respective fields and approximately 40% of our teaching faculty hold doctorate degrees.

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

Student Support Services

Encouraging students that enter Grand Canyon University to complete their degree programs is critical to our success. We focus on developing and providing resources that simplify the student enrollment process, acclimate students to our programs and our online environment, support the student educational experience, and track student performance toward degree completion. Many of our support services, including academic, administrative, and library services, are accessible online and are available to our online and ground students, allowing users to access these services at a time and in a manner that is generally convenient to them. The student support services we provide include:

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

Admissions. Admission to Grand Canyon University is available to qualified students who are at least 16 years of age. Undergraduate applicants may qualify in various ways, including by having a high school diploma, certain minimum grade point average levels, certain minimum composite scores on the Scholastic Aptitude Test or on the ACT test, or certain minimum scores on the General Education Development (GED) tests. Some of our programs require a higher grade point average and/or other criteria to qualify for admission. Applicants to our graduate programs must generally have an undergraduate degree from an accredited college, university, or program with a grade point average of 2.8 or greater, or a graduate degree from an accredited college, university, or program. In addition, some students who do not meet the qualifications for admission may be accepted with specification. A student being considered for such admission may be asked to submit additional information such as personal references and an essay addressing academic history. Students may also need to schedule an interview to help clarify academic goals and help us make an informed decision.

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

Enrollment

At December 31, 2014, we had 67,806 students enrolled in our courses, of which 55,060, or 81.2%, were enrolled in our online programs, and 12,746, or 18.8%, were enrolled in our ground programs. Of our students in online programs, which were geographically distributed throughout all 50 states of the United States, and Canada, and in professional studies programs, 87.6% were age 25 or older. Of our traditional on-campus students, 90.6% were under age 25 and, although we draw students from throughout the United States, a majority were from Arizona.

The following is a summary of our student enrollment at December 31, 2014 and December 31, 2013 by degree type and by instructional delivery method:

	December 31, 2014(1)		December 31, 2013(1)
	# of Students	% of Total	# of Students	% of Total
Graduate degree (2)	26,319	38.8%	22,476	37.7%
Undergraduate degree	41,487	61.2%	37,182	62.3%

Total	67,806	100.0%	59,658	100.0%

	December 31, 2014(1)		December 31, 2013(1)
	# of Students	% of Total	# of Students	% of Total
Online(3)	55,060	81.2%	49,580	83.1%
Ground (4)	12,746	18.8%	10,078	16.9%

Total	67,806	100.0%	59,658	100.0%

(1)	Enrollment at December 31, 2014 and 2013 represents individual students who attended a course during the last two months of the calendar quarter. Includes 585 and 487 students pursuing non-degree certificates at December 31, 2014 and 2013, respectively.
(2)	Includes 5,570 and 4,285 students pursuing doctoral degrees at December 31, 2014 and 2013, respectively.
(3)	As of December 31, 2014 and 2013, 46.0% and 43.5%, respectively, of our working adult students (online and professional studies students) were pursuing graduate or doctoral degrees.
(4)	Includes our traditional on-campus students, as well as our professional studies students.

Tuition and Fees

For the 2013-14 and 2014-15 academic years (the academic year begins in May), our prices per credit hour range from $350 to $465 for undergraduate online and professional studies courses, $325 to $600 for graduate online courses, $630 for doctoral online programs, and $688 for undergraduate courses for ground students. For our active duty military and active reserve online and professional studies students, our prices per credit hour are $250 for undergraduate, $400 for graduate courses and $599 for doctoral courses. The overall price of each course varies based upon the number of credit hours per course (with most courses representing four credit hours), the degree level of the program, and the discipline. In addition, we charge a fixed $8,250 “block tuition” for undergraduate ground students taking between 12 and 18 credit hours per semester, with an additional $688 per credit hour for credits in excess of 18. A traditional undergraduate degree typically requires a minimum of 120 credit hours. The minimum number of credit hours required for a master’s degree and overall cost for such a degree varies by program, although such programs typically require approximately 36 credit hours. The doctoral program requires approximately 60 credit hours.

Based on current tuition rates, tuition for a full program would generally equate to between $15,300 and $36,630 for an online master’s program, between $42,000 and $55,800 for a full four-year online bachelor’s program, $37,800 for a full doctoral program, and approximately $66,000 for a full four-year bachelor’s program taken on our ground campus. The tuition amounts referred to above assume no reductions for transfer credits or scholarships, which many of our students utilize to reduce their total program costs. For example, the average student on our ground traditional campus will pay less than $8,000 in tuition in the 2014-15 school year after scholarships. Thus, based on the number of transfer credits and the scholarships they receive it is likely that a student will pay less than $30,000 in tuition for a bachelor’s degree on our ground campus. For the years ended December 31, 2014, 2013 and 2012, our revenue was reduced by approximately $140.0 million, $111.8 million and $94.3 million, respectively, as a result of scholarships that we offered to our students. The increase in scholarships reflects our increasing use of academic scholarships, to attract high performing students to our ground traditional campus.

We have established a refund policy for tuition and fees based upon individual course start dates. Under our policy, for courses offered through a working adult modality, generally if a student drops or withdraws from a course before the course begins, 100% of the charges for tuition and fees are refunded. If a student drops or withdraws from a course during the first week of the course, 75% of the charges for tuition are refunded. If a student drops or withdraws from a course during or after the second week of a course, tuition charges and fees are not refunded. Most fees, including materials fees, are non-refundable for non-traditional students after the start of a course. We will refund tuition and fees according to the above policy unless a student attending courses online is a resident of a state that requires us to comply with different, state specific guidelines. For traditional students attending 15-week courses, generally if a student withdraws before the course begins, 100% of the charges for tuition and fees are refunded. If a student withdraws during the first week of the course, 90% of the charges for tuition are refunded and instructional fees and ground campus-related fees are refunded. If a student drops or withdraws from a course during the second week of a course, 75% of the tuition charges are refunded but most fees are non-refundable. If a student drops during the third week of a course, 50% of the tuition charges are refunded and during or after the fourth week, there are no refunds for tuition charges. Fees charged by us include graduation fees as well as fees for access to certain educational resources such as online materials. This tuition and fees refund policy is different from, and applies in addition to, the return of Title IV funds policy we are required to follow as a condition of our participation in the Title IV programs.

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

During fiscal 2014 and 2013, we derived approximately 76.5% and 78.5%, respectively, of our net revenues (calculated on a cash basis in accordance with Department of Education standards currently in effect) from tuition financed under the Title IV programs. The primary Title IV programs that our students receive funding from are the Federal Direct Loan program or FDL Program, and the Federal Pell Grant, or Pell, Program.

Student loans administered through the FDL Program are currently the most significant source of U.S. federal student aid. There are two types of federal student loans: subsidized loans, which are based on the U.S. federal statutory calculation of student need, and unsubsidized loans, which are not need-based. Neither type of student loan is based on creditworthiness although annual and aggregate loan limits apply based on a student’s grade level. Students are not responsible for interest on subsidized loans while the student is enrolled in school. However, the interest subsidy was temporarily eliminated for those students who received a direct Stafford loan with a first disbursement made on or after July 1, 2012 and before July 1, 2014. The interest subsidy for subsidized loans was reinstated for direct Stafford loans with a first disbursement after July 1, 2014. Students are responsible for the interest on unsubsidized loans while enrolled in school, but have the option to defer payment while enrolled. Repayment on federal student loans begins six months after the date the student ceases to be enrolled. The loans are repayable over the course of 10 years and, in some cases, longer. Both graduate and undergraduate students are eligible for loans. During 2014, federal student loans (both subsidized and unsubsidized) represented approximately 84.8% of the gross Title IV funds that we received.

Grants under the Pell Program (Pell Grants) are awarded based on need and only to undergraduate students who have not earned a bachelor’s or professional degree. Unlike loans, Pell Grants are not repayable. During fiscal year 2014, Pell Grants represented approximately 14.0% of the gross Title IV funds that we received. For the 2013-2014 award year, the maximum amount available under Pell Grants was $5,645 and the maximum income that makes an applicant for Title IV Program funds eligible for an automatic zero Expected Family Contribution was $24,000. For the 2014-15 award year, the maximum amount available under Pell Grants was increased to $5,730 and the maximum income that makes an applicant for Title IV Program funds eligible for an automatic zero Expected Family Contribution stayed the same as the 2013-14 amount.

Our students also receive funding under other Title IV programs, including the Federal Perkins Loan Program, the Federal Supplemental Educational Opportunity Grant Program, the Federal Work-Study Program, and the Teacher Education Assistance for College and Higher Education Grant Program.

Other financial aid programs. In addition to the Title IV programs listed above, eligible students may participate in several other financial aid programs or receive support from other governmental sources. These include veterans educational benefits administered by the U.S. Department of Veterans Affairs and state financial aid programs. During fiscal 2014 and 2013, we derived an immaterial amount of our net revenue from tuition financed by such programs.

Private loans. Some of our students also use private loan programs to help finance their education. Students can apply to a number of different lenders for private loans at current market interest rates. Private loans are intended to fund a portion of students’ cost of education not covered by the Title IV programs and other financial aid. During fiscal 2014 and 2013, payments derived from private loans constituted less than 1% of our net revenues for each year, respectively.

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

Online course delivery and management. In 2010, we entered into an agreement with an affiliated entity to develop a new learning management system for our use. Through this agreement, we prepaid perpetual license fees, acquired source code rights for the software developed, and prepaid maintenance and service fees for the first seven years of use, for an aggregate amount of $4.9 million. Through our modular implementation of this platform, called LoudCloud, we have a platform that can scale to support our growing student population. The platform provides in depth analytics that allows us to closely monitor student success and the quality of our instructional resources. All ground and online students receive online course delivery and resources through this learning management platform.

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

Ground Campus

We own our ground campus, which is located on approximately 205 acres in the center of the Phoenix, Arizona metropolitan area, near downtown Phoenix. Our on-campus facilities currently consist of classroom buildings, lecture halls, a 300-seat theater, a newly renovated library, a media arts complex that provides communications students with audio and video equipment, a 55,000 square foot recreation center for both student-athletes and on-campus students, a 140,000 square foot/ 7,500 seat basketball and entertainment arena, a gymnasium, an activity center that contains a food court, a bowling alley and other student services, a student union which was recently remodeled and expanded, dormitories, apartments, campus pools, athletic facilities and parking garages. Additionally, we have several office buildings used for administration. In late 2014, in order to accommodate the continued growth of our traditional ground population, we started construction on four additional dormitories, an additional classroom building for our College of Science, Engineering and Technology and a third parking structure.

We have 22 intercollegiate athletic teams that currently compete in Division I of the National Collegiate Athletic Association (“NCAA”). Our athletic facilities include the University Arena (a 7,500 seat venue for all men’s and women’s basketball games plus select other GCU athletic competitions, concerts, speakers and other events), and a competition/practice gymnasium, which accommodates basketball, volleyball, and wrestling competitive events. In addition, the University’s 55,000 square foot student recreation center has state of the art training facilities for our 400 student-athletes plus practice space and locker rooms for men’s and women’s basketball and wrestling. Our baseball, softball, track and field and soccer programs utilize on-campus practice and competition sites. Golf, tennis, cross-country and swimming programs utilize off-campus sites for practice and competition. The University won the 2012-13 and 2011-12 Learfield Sports Directors Cup as the top overall NCAA Division II intercollegiate athletic program based on the combined success in all of the sports in which we competed. We advanced 16 of 22 programs into NCAA Championship competition and gained top 10 finishes in nine separate sports. In November 2012, we accepted an invitation to be a member of the NCAA Division I Western Athletic Conference beginning with the 2013-14 academic year and in September 2013 we began playing full Division I schedules. We recently completed requirements for year 1 of the four year reclassification period and were passed on to “year two” in the membership process. In our first year in the Western Athletic Conference our Women’s Indoor Track and Field and Softball teams won conference titles, while our Baseball and Men’s Indoor Track and Field teams finished second, and both our Men’s and Women’s basketball teams finished third in the conference. Our home men’s basketball games are televised locally and we have averaged over 5,000 fans at these games.

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

We intend to continue to expand the size and enhance the profile and reputation of our ground campus by, among other things, adding faculty, excelling in the performance areas such as athletics, theatre, music and dance, expanding upon our campus infrastructure and technological capabilities, and potentially adding additional locations in the Southwest United States. These activities will require significant capital expenditures.

Employees

In addition to our faculty, as of December 31, 2014, we employed over 3,600 staff and administrative personnel in university services, academic advising and academic support, enrollment services, university administration, financial aid, information technology, human resources, corporate accounting, finance, and other administrative functions. None of our employees is a party to any collective bargaining or similar agreement with us. We consider our relationships with our employees to be good.

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

Proprietary Rights

We own or are licensed to use various intellectual property rights, including copyrights, trademarks, service marks, trade secrets and domain names. We license the right to utilize the name of Jerry Colangelo in connection with our Colangelo School of Sports Business that we operate within the business school, and we have spent significant resources in related branding efforts. While such intellectual property rights are important to us, we do not believe that the loss of any individual property right or group of related rights would have a material adverse effect on our overall business.

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

Our business activities are planned and implemented to comply with the standards of these regulatory agencies. We employ a Vice President of Student Financial Aid Compliance who is knowledgeable about regulatory matters relevant to student financial aid programs and our Chief Financial Officer, Chief Risk Officer, Senior Vice President of Academic Affairs and General Counsel also provide oversight designed to ensure that we meet the requirements of our regulated operating environment.

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

We currently enroll students in all 50 states and the District of Columbia. Although we are currently licensed or authorized in all jurisdictions in which we operate, if we fail to comply with state licensing or authorization requirements for a state, or fail to obtain licenses or authorizations when required, we could lose our state license or authorization by that state or be subject to other sanctions, including restrictions on our activities in, and fines and penalties imposed by, that state, as well as fines, penalties, and sanctions imposed by the Department of Education. While we do not believe that any of the states in which we are currently licensed or authorized, other than Arizona, are individually material to our operations, the loss of licensure or authorization in any state could prohibit us from recruiting prospective students or offering services to current students in that state, which could significantly reduce our enrollments.

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

Our College of Education is approved by the Arizona State Department of Education to offer Institutional Recommendations (credentials) for the certification of elementary, secondary, and special education teachers and school administrators. Our College of Nursing and Health Care Professions is approved by the Arizona State Board of Nursing for the Bachelor of Science in Nursing and Master of Science in Nursing degrees. Due to varying requirements for professional licensure and certification in states other than Arizona, we inform students of the risks associated with obtaining professional licensure or certification and that it is each student’s responsibility to determine what state, local or professional licensure and certification requirements are necessary in his or her individual state.

In addition, the Department of Education convened a negotiated rulemaking to discuss, among other issues, teacher training requirements under the Higher Education Act generally and in connection with institutional applicability for the TEACH Grant. In April 2012, the negotiating committee ceased its work without reaching consensus. On December 3, 2014, the Department of Education published proposed new federal standards in the Federal Register related to teacher training programs and new standards applicable to the TEACH Grant. The comment period for that proposed regulation ended on February 2, 2015. As with other Department of Education proposals, the Department of Education may change the proposed rule for a number of reasons, including in light of comments received. We are still evaluating the proposed rule and will follow this issue.

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

In addition to institutional accreditation by the Higher Learning Commission, there are numerous specialized accrediting commissions that accredit specific programs or schools within their jurisdiction, many of which are in healthcare and professional fields. Accreditation of specific programs by one of these specialized accrediting commissions signifies that those programs have met the additional standards of those agencies. In addition to being institutionally accredited by the Higher Learning Commission, we also have the following specialized accreditations:

•	The Accreditation Council for Business Schools and Programs accredits our Executive Master of Business Administration degree program, Master of Business Administration degree program and our Bachelor of Science degree programs in Accounting, Business Administration, Marketing, Sports Management and Entrepreneurship;

•	The Commission on Collegiate Nursing Education accredits our Bachelor of Science in Nursing and Master of Science in Nursing degree programs;

•	The Commission on Accreditation of Athletic Training Education accredits our Athletic Training Program; and

•	The National Addiction Studies Accreditation Commission accredits our Master of Science in Addiction Counseling Program.

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

Regulatory changes. Since October 2010, the Department of Education promulgated new rules related to Title IV program integrity issues. The most significant of these rules for our business are the following:

•	Modification of the standards relating to the prohibition on payment of incentive compensation to employees involved in student recruitment and enrollment;

•	Implementation of standards for state authorization of institutions of higher education; and

•	Expansion of the definition of misrepresentation, relating to the Department of Education’s authority to suspend or terminate an institution’s participation in Title IV programs if the institution engages in substantial misrepresentation about the nature of its educational program, its financial charges, or the employability of its graduates, and expansion of the sanctions that the Department of Education may impose for engaging in a substantial misrepresentation.

Although most of the rules were effective in July 2011, parts of the rules, including those related to state authorization of online programs and parts of the rule on misrepresentation, were vacated as a result of a June 2012 decision of the U.S. Court of Appeals for the District of Columbia.

On October 20, 2014, the Department of Education published the final rules related to the implementation of the Section 304 of the Violence Against Women Act of 2013. These rules, which add additional compliance requirements related to the Clery Act, address issues related to campus crime, sexual assault, and various administrative requirements in support of maintaining a campus free of sexual discrimination. Although these requirement have added modest costs associated with compliance, management does not believe these costs have had a material effect on our business.

On October 31, 2014, the Department of Education published the final gainful employment rule. This was a follow up to a 2011 effort by the Department to adopt a definition of what it means to provide a program leading to “gainful employment in a recognized profession,” which was largely overturned by a 2012 district court decision. For more information see Gainful Employment Rule below.

In February, March and April 2014, the Department of Education conducted negotiated rulemaking sessions covering a variety of topics, the following of which may be impactful to us: the definition of adverse credit as it applies to Federal Direct PLUS loans, clock-to-credit hour conversion regulations and Title IV cash management. While the Department of Education published the rules related to adverse credit as it applies to Federal Direct PLUS loans, it has not, to our knowledge, published or proposed a rule on any of the other topics raised at these negotiations. We continue to monitor activities relative to the Department of Education’s negotiations and proposed rules for any impact to our business.

On December 20, 2014, the Department announced the intent to create a negotiated rulemaking panel to discuss changes to the higher education regulations and sought nominations of potential negotiators for that purpose. The Department of Education stated that the negotiating committee will discuss the following topics (1) proposed regulations to establish a new Pay as You Earn repayment plan for those not covered by the existing Pay as You Earn Repayment Plan in the Federal Direct Loan Program, and (2) procedures for Federal Family Education Loan (FFEL) Program loan holders to use to identify U.S. military servicemembers who may be eligible for a lower interest rate on their FFEL Program loans under Section 527 of the Servicemembers Civil Relief Act (SCRA). Although it is not anticipated that these proposals will have an impact on the business, we will monitor the progress of the negotiations to assess any impact.

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

The Department of Education assigns a strength factor to the results of each of these ratios on a scale from negative 1.0 to positive 3.0, with negative 1.0 reflecting financial weakness and positive 3.0 reflecting financial strength. The Department of Education then assigns a weighting percentage to each ratio and adds the weighted scores for the three ratios together to produce a composite score for the institution. The composite score for an institution’s most recent fiscal year must be at least 1.5 for the institution to be deemed financially responsible without the need for further Department of Education oversight. Our composite scores for our fiscal years ended December 31, 2013, 2012 and 2011 were 3.0, 2.9 and 2.2, respectively, and, therefore, we are considered financially responsible for purposes of these regulations. We have not yet submitted our consolidated financial statements to the Department of Education for our 2014 fiscal year, but have calculated that our composite score for the 2014 fiscal year will be 3.0. We have modeled our composite score for future years using, among other estimates, our estimated ground campus capital expenditures and believe that our composite score will remain at a financially responsible level for the foreseeable future.

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

Return of Title IV funds for students who withdraw. When a student who has received Title IV program funds withdraws from school, the institution must determine the amount of Title IV program funds the student has “earned” and then must return the unearned Title IV program funds (a “return to Title IV”) to the appropriate lender or the Department of Education in a timely manner, which is generally no later than 45 days after the date the institution determined that the student withdrew. If such payments are not timely made, the institution will be required to submit a letter of credit to the Department of Education equal to 25% of the Title IV funds that the institution should have returned for withdrawn students in its most recently completed fiscal year. Under Department of Education regulations, the letter of credit requirement is triggered by late returns of Title IV program funds for 5% or more of the withdrawn students (and involving more than two student refunds) in the audit sample in the institution’s annual Title IV compliance audit for either of the institution’s two most recent fiscal years or in a Department of Education program review. We did not exceed this 5% threshold in our annual Title IV compliance audits for 2013 (the most recent year for which we have completed a Title IV compliance audit), 2012 or 2011.

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

Using the Department of Education’s cash-basis, regulatory formula under the 90/10 Rule as currently in effect, for our 2014, 2013, and 2012 fiscal years, we derived approximately 76.5%, 78.5%, and 80.3%, respectively, of our 90/10 Rule revenue from Title IV program funds.

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

Beginning with the three year cohort default rate for the 2011 cohort published in September 2014, only the three year rates will be applied for purposes of measuring compliance. Our cohort default rates, under the three-year method, on federal student loans for the 2011, 2010 and 2009 federal fiscal years the only years for which such rates have been calculated, were 15.7%, 19.5% and 15.1%, respectively.

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

In connection with its administration of the Title IV federal student financial aid programs, the Department of Education periodically conducts program reviews at selected schools that receive Title IV funds. In July 2010, the Department of Education initiated a program review of Grand Canyon University covering the 2008-2009 and 2009-2010 award years. On September 27, 2013, the University and the Department of Education entered into an agreement that fully resolved the findings in the preliminary program review report and closed the program review. A second program review, focused on the University’s administration of the Title IV programs in which it participates, its administration of the Clery Act and related regulations, and its compliance with the requirements of the Drug-Free Schools and Communities Act for the 2012-2013 and 2013-2014 award years, was initiated in April 2014. The final program review determination letter received in June 2014 set forth three findings, each of which involved individual student-specific information gathering and/or reporting errors and all of which the University promptly corrected to the Department of Education’s satisfaction. Accordingly, the final program review determination letter concluded that the University had taken all corrective actions necessary to resolve the findings and that the program review had been closed with no further action required. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

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

State authorization. States have the authority to assert jurisdiction, to the extent they so choose, over educational institutions that offer online degree programs in a state but that otherwise have no physical location or other presence in that state. On November 20, 2013, the Department of Education announced its intent to establish a negotiated rulemaking committee to address state authorization of distance and correspondence learning programs. While these negotiated rulemaking sessions were held, the committee failed to reach consensus on all topics by the May 2014 conclusion of those sessions. The Department of Education has not yet published a notice of proposed rulemaking, so we do not yet know whether or how any such proposed rules would impact the University or when such rules may be published. The regulations proposed by the Department of Education prior to the May 2014 negotiating session, however, would impose significant new regulatory burdens on postsecondary institutions that provide distance education, regardless of educational sector.

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

Gainful employment rules. Under the Higher Education Act, proprietary schools are eligible to participate in Title IV programs in respect of educational programs that lead to “gainful employment in a recognized occupation,” with the limited exception of qualified programs leading to a bachelor’s degree in liberal arts. Historically, this concept has not been defined in detail. On October 31, 2014, the Department of Education set forth the gainful employment rule, which will take effect on July 1, 2015. This rule establishes requirements related to the debt to earnings (DE) ratio of graduates of our programs, and sets additional disclosure requirements for students. This is a complicated rule and, although management will work to achieve compliance with this new rule, the continuing eligibility of our educational programs for Title IV funding is at risk due to factors measured by this rule and beyond our control, such as changes in the actual or deemed income level of our graduates, changes in student borrowing levels, increases in interest rates, changes in the federal poverty income level relevant for calculating discretionary income, and other factors. The exposure to these external factors could reduce our ability to confidently offer or continue certain types of programs for which there is market demand, and therefore would impact our ability to maintain or grow our business.

Substantial misrepresentation. The Higher Education Act prohibits an institution that participates in Title IV programs from engaging in “substantial misrepresentation” of the nature of its educational program, its financial charges, or the employability of its graduates. The Department of Education has defined a misrepresentation as any statement made by the institution or a third party that provides educational programs, marketing, advertising, recruiting, or admissions services to the institution that is false, erroneous or has the likelihood or tendency to deceive or confuse. A substantial misrepresentation is any misrepresentation on which the person to whom it was made could reasonably be expected to rely, or has reasonably relied, to that person’s detriment. Considering the breadth of the definition of “substantial misrepresentation,” it is possible that despite our efforts to prevent such misrepresentations, our employees or service providers may make statements that could be construed as substantial misrepresentations. As a result, we may face complaints from students and prospective students over statements made by us and our agents throughout the enrollment, admissions and financial aid process, as well as throughout attendance at the University, which would expose us to increased risk of enforcement action and applicable sanctions or other penalties and increased risk of private qui tam actions under the Federal False Claims Act. Under the new rules, if the Department of Education determines that an institution has engaged in substantial misrepresentation, the Department of Education may revoke an institution’s program participation agreement, impose limitations on the institution’s participation in Title IV programs, deny applications from the institution for approval of new programs or locations or other matters, or initiate proceedings to fine the institution or limit, suspend, or terminate its eligibility to participate in Title IV programs. If the Department of Education determines that statements made by us or on our behalf are in violation of the regulations, we could be subject to sanctions and other liability, which could have a material adverse effect on our business.

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

Adding teaching locations, implementing new educational programs, and increasing enrollment. The requirements and standards of state education agencies, accrediting commissions, and the Department of Education limit our ability in certain instances to establish additional teaching locations, implement new educational programs, or increase enrollment in certain programs. Many states require review and approval before institutions can add new locations or programs, and Arizona also limits the number of pre-licensure nursing students we may enroll (which represents a small portion of our overall nursing program). The Arizona State Board for Private Postsecondary Education, the Higher Learning Commission, and other state education agencies and specialized accrediting commissions that authorize or accredit us and our programs generally require institutions to notify them in advance of adding new locations or implementing new programs, and upon notification may undertake a review of the quality of the facility or the program and the financial, academic, and other qualifications of the institution.

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

If Congress significantly reduced the amount of available Title IV program funding, we would attempt to arrange for alternative sources of financial aid for our students, which may include lending funds directly to our students, but private sources may not be able to provide as much funding to our students on as favorable terms as is currently provided by Title IV. In addition, private organizations could require us to guarantee all or part of this assistance and we might incur other additional costs. For these reasons, private, alternative sources of student financial aid would only partly offset, if at all, the impact on our business of reduced Title IV program funding.

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

The Higher Education Act prohibits an institution that participates in Title IV programs from engaging in “substantial misrepresentation” of the nature of its educational program, its financial charges, or the employability of its graduates. Under these rules, a misrepresentation is any statement made by the institution or a third party that provides educational programs, marketing, advertising, recruiting, or admissions services to the institution that is false, erroneous or has the likelihood or tendency to deceive or confuse. A substantial misrepresentation is any misrepresentation on which the person to whom it was made could reasonably be expected to rely, or has reasonably relied, to that person’s detriment. Considering the breadth of the definition of “substantial misrepresentation,” it is possible that despite our efforts to prevent such misrepresentations, our employees or service providers may make statements that could be construed as substantial misrepresentations. As a result, we may face complaints from students and prospective students over statements made by us and our agents throughout the enrollment, admissions and financial aid process, as well as throughout attendance at the University, which would expose us to increased risk of enforcement action and applicable sanctions or other penalties and increased risk of private qui tam actions under the Federal False Claims Act. Under the new rules, if the Department of Education determines that an institution has engaged in substantial misrepresentation, the Department of Education may revoke an institution’s program participation agreement, impose limitations on the institution’s participation in Title IV programs, deny applications from the institution for approval of new programs or locations or other matters, or initiate proceedings to fine the institution or limit, suspend, or terminate its eligibility to participate in Title IV programs. If the Department of Education determines that statements made by us or on our behalf are in violation of the regulations, we could be subject to sanctions and other liability, which could have a material adverse effect on our business.

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

We enroll students in all 50 states and the District of Columbia. Although we are currently licensed or authorized in all jurisdictions in which we operate, if we fail to comply with state licensing or authorization requirements for a state, or fail to obtain licenses or authorizations when required, we could lose our state licensure or authorization by that state or be subject to other sanctions, including restrictions on our activities in, and fines and penalties imposed by, that state, as well as fines, penalties, and sanctions imposed by the Department of Education. The loss of licensure or authorization in a state other than Arizona could prohibit us from recruiting prospective students or offering educational services to current students in that state, which could significantly reduce our enrollments.

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

Using the Department of Education’s cash-basis, regulatory formula under the 90/10 Rule as currently in effect, for our 2014, 2013, and 2012 fiscal years, we derived approximately 76.5%, 78.5%, and 80.3%, respectively, of our 90/10 Rule revenue from Title IV program funds.

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

An institution may lose its eligibility to participate in some or all of the Title IV programs if, for three consecutive years, 30% or more of its students who were required to begin repayment on their student loans in one year default on their payment by the end of the second year. In addition, an institution may lose its eligibility to participate in some or all of the Title IV programs if the default rate of its students exceeds 40% for any single year. The August 2008 reauthorization of the Higher Education Act extended by one year the period for which students’ defaults on their loans are included in the calculation of an institution’s default rate, a change that increased our cohort default rates. The new law also increased the threshold for an institution to lose its eligibility to participate in the relevant Title IV programs from 25% to 30% over three consecutive years, while leaving the threshold at 40% for a single year. These changes to the law took effect for institutions’ cohort default rates for federal fiscal year 2009, which were issued by the Department of Education in 2012. While our cohort default rates have historically been significantly below these levels, we cannot assure you that this will continue to be the case. For example, we believe our cohort default rates for the 2010 and 2011 federal fiscal year increased (although both remain below the Department of Education’s thresholds) due primarily to the impact of current economic conditions on our students and former students and our transition to a borrower-based, non-term financial aid system in the Fall of 2010. Beginning with the three year cohort default rate for the 2011 cohort published in September 2014, only the three year rates will be applied for purposes of measuring compliance. Our cohort default rates for the 2011, 2010 and 2009 federal fiscal years, the only years for which such rates have been calculated were 15.7%, 19.5% and 15.1%, respectively. Increases in interest rates or declines in income or job losses for our students could contribute to higher default rates on student loans. Exceeding the student loan default rate thresholds and losing our eligibility to participate in the Title IV programs would have a material adverse effect on our business, prospects, financial condition, and results of operations. Any future changes in the formula for calculating student loan default rates, economic conditions, or other factors that cause our default rates to increase, could place us in danger of losing our eligibility to participate in some or all of the Title IV programs and materially adversely affect us.

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

Strict observance of rules and regulations contribute to the success of our athletic program. It is the responsibility of the University administration and the Athletic Department to adhere to all regulations created for the governance of intercollegiate athletics as set forth by the Western Athletic Conference (“WAC”) Conference, NCAA, and Grand Canyon University. The move from Division II to Division I was effective July 1, 2013 and demonstrated our commitment to athletic excellence and has enhanced our visibility. Any violations of such rules and regulations could adversely affect our reputation and operations.

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

In particular, we license the right to utilize the name of Jerry Colangelo in connection with our business school and our Colangelo School of Sports Business that we operate within our business school, and we have spent significant resources in related branding efforts. Nevertheless, these license agreements may terminate or expire, or otherwise may not necessarily be extended in the future. In addition, third parties may attempt to develop competing programs or copy aspects of our curriculum, online resource material, quality management, and other proprietary content. The termination of this license agreement, or attempts to compete with or duplicate our programs, if successful, could adversely affect our business. Protecting these types of intellectual property rights can be difficult, particularly as it relates to the development by our competitors of competing courses and programs.

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

If securities analysts do not publish research or reports about our business or industry or if they downgrade their evaluations of our stock, the price of our stock could decline.

The trading market for our common stock depends in part on the research and reports that industry or financial analysts publish about us, our business and the for-profit education sector. In recent periods, a number of analysts have dropped coverage of the sector. If one or more of the analysts covering us downgrade their estimates or evaluations of our stock, the price of our stock could decline. If additional analysts cease coverage of us or our sector, we could lose visibility in the market for our stock, which in turn could cause our stock price to decline.

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

We own our ground campus, which is located on approximately 205 acres in the center of the Phoenix, Arizona metropolitan area, near downtown Phoenix. Our on-campus facilities currently consist of classroom buildings, lecture halls, a 300-seat theater, a 155,000-volume newly renovated library, a media arts complex that provides communications students with audio and video equipment, a 55,000 square foot recreation center for both student-athletes and on-campus students, a 140,000 square foot/ 7,500 seat basketball and entertainment arena, a gymnasium, an activity center that contains a food court, a bowling alley and other student services, a student union which was recently remodeled and expanded, dormitories, apartments, campus pools, athletic facilities and parking garages. Additionally, we have several office buildings used for administration. In late 2014, in order to accommodate the continued growth of our traditional ground population, we started construction on four additional dormitories, an additional classroom building for our College of Science, Engineering and Technology and a new parking structure.

We also lease three additional facilities for employees in Arizona, and six facilities in Arizona and one in New Mexico for classroom and labs for our nursing professional studies students. We lease apartments in an off-site apartment building in Phoenix, Arizona for traditional ground students. Additionally, we lease five office locations in California and one in Colorado. We may add additional space in Arizona and in other states in the southwest U.S. to accommodate our growth plans in 2015 and beyond.

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

The table below sets forth the high and low sales prices for our common stock, as reported by the Nasdaq Global Market.

	High	Low
2014
First Quarter	$51.12	$41.71
Second Quarter	$47.89	$41.63
Third Quarter	$47.76	$40.24
Fourth Quarter	$51.99	$36.95
2013
First Quarter	$27.18	$22.23
Second Quarter	$34.07	$23.09
Third Quarter	$40.80	$32.33
Fourth Quarter	$50.48	$38.50

Holders

As of December 31, 2014, there were approximately 206 registered holders of record of common stock. A substantially greater number of holders of common stock are “street name” or beneficial holders, whose shares are held of record by banks, brokers and other financial institutions.

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

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

Our Board of Directors has authorized the University to repurchase up to $75.0 million in aggregate of common stock, from time to time, depending on market conditions and other considerations. The current expiration date on the repurchase authorization by our Board of Directors is September 30, 2015. Repurchases occur at our discretion. Repurchases may be made in the open market or in privately negotiated transactions, pursuant to the applicable Securities and Exchange Commission rules. The amount and timing of future share repurchases, if any, will be made as market and business conditions warrant. Since the approval of our share repurchase plan, we have purchased 2.8 million shares of common stock at an aggregate cost of $49.1 million, which includes 37,900 shares of common stock at an aggregate cost of $1.7 million during the year ended December 31, 2014, which are recorded at cost in the accompanying December 31, 2014 consolidated balance sheet and statement of stockholders’ equity. At December 31, 2014, there remained $25.9 million available under our current share repurchase authorization. During the fourth quarter of 2014, we did not repurchase any shares of common stock.

The following table sets forth our share repurchases of common stock during each period in the fourth quarter of fiscal 2014:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Dollar Value of Shares That May Yet Be Purchased Under the Program
October 1, 2014 – October 31, 2014	—	$—	—	$25,865,000
November 1, 2014 – November 30, 2014	—	$—	—	$25,865,000
December 1, 2014 – December 31, 2014	—	$—	—	$25,865,000

Total	—	$—	—	$25,865,000

University Stock Performance

The following graph compares the cumulative total return of our common stock with the cumulative total returns of the S&P 500 Index and our selected peer group of five companies that includes: Capella Education Company, American Public Education, Inc., Apollo Group Inc., Strayer Education Inc. and Bridgepoint Education, Inc. This chart assumes that an investment of $100 was made in our common stock, in the index, and in the peer group on December 31, 2009 and that all dividends paid by us and such companies were reinvested, and tracks the relative performance of such investments through December 31, 2014.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*

Among Grand Canyon Education, Inc., the S&P 500 Index,
and a Peer Group

$300
$250
$200
$150
$100
$50
$0
12/09
12/10
12/11
12/12
12/13
12/14
Grand Canyon Education, Inc.
S&P 500
Peer Group

*$100 invested on 12/31/09 in stock or index, including reinvestment of dividends.
Fiscal year ending December 31.

Copyright© 2014 S&P, a division of The McGraw-Hill Companies Inc. All rights reserved.

	12/09	12/10	12/11	12/12	12/13	12/14
Grand Canyon Education, Inc.	100.00	103.05	83.96	123.46	229.35	245.45
S&P 500	100.00	115.06	117.49	136.30	180.44	205.14
Peer Group	100.00	73.75	81.99	38.77	51.35	59.70

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

The following selected consolidated financial and other data should be read in conjunction with Item 8, Consolidated Financial Statements and Supplementary Data, and Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, to fully understand the information presented below. The selected consolidated income statement data and other data, excluding period end enrollment, for the years ended December 31, 2014, 2013, and 2012, and the selected consolidated balance sheet data as of December 31, 2014, and 2013, have been derived from our audited consolidated financial statements for such years, which are included herein. The selected consolidated income statement data and other data, excluding period end enrollment, for the years ended December 31, 2011 and 2010, and the selected consolidated balance sheet data as of December 31, 2012, 2011, and 2010, have been derived from our audited consolidated financial statements for such years, which are not included herein. Our historical results are not necessarily indicative of our results for any future period.

	Year Ended December 31,
	2014	2013	2012	2011	2010
	(In thousands, except per share data)
Income Statement Data:
Net revenue	$691,055	$598,335	$511,257	$426,741	$385,625
Costs and expenses:
Instructional costs and services	288,791	254,419	220,403	194,801	178,844
Admissions advisory and related(1)	108,567	97,077	85,917	70,758	74,243
Advertising(1)	65,808	60,985	51,023	45,587	35,550
Marketing and promotional(1)	7,439	5,644	4,360	3,610	2,700
General and administrative	39,635	36,934	35,502	29,043	26,621
Lease termination costs	—	—	—	782	—
Contract termination fees to related party	—	—	—	—	9,233
Exit costs	—	—	—	—	258

Total costs and expenses	510,240	455,059	397,205	344,581	327,449

Operating income	180,815	143,276	114,052	82,160	58,176
Interest expense	(1,801)	(2,244)	(699)	(720)	(889)
Interest income and other	684	3,863	71	88	168

Income before income taxes	179,698	144,895	113,424	81,528	57,455
Income tax expense	68,232	56,184	43,977	30,982	22,249

Net income	$111,466	$88,711	$69,447	$50,546	$35,206

Earnings per common share
Basic	$2.45	$1.98	$1.57	$1.13	$0.77
Diluted	$2.37	$1.92	$1.53	$1.12	$0.76
Shares used in computing earnings per common share
Basic	45,538	44,731	44,332	44,631	45,722
Diluted	47,006	46,131	45,251	45,105	46,396

	As of December 31,
	2014	2013	2012	2011	2010
	(In thousands)
Other Data:
Capital expenditures	$168,646	$93,490	$104,876	$80,545	$62,627
Depreciation and amortization	$29,177	$25,141	$21,627	$16,738	$11,812
Adjusted EBITDA (unaudited)(2)	$227,812	$185,086	$149,593	$107,428	$85,824
Period end enrollment(3)
Online	55,060	49,580	44,690	38,918	37,734
Ground	12,746	10,078	7,602	4,999	3,748
Balance Sheet Data:
Cash and cash equivalents, marketable securities and investments	$166,022	$164,244	$105,111	$21,189	$33,637
Restricted cash, cash equivalents and investments	67,840	64,368	56,189	56,670	52,938
Total assets	755,713	616,100	494,923	317,847	275,096
Capital lease obligations (including short-term)	497	586	674	1,144	1,824
Notes payable (including short-term)	86,493	93,100	99,701	21,640	23,907
Total stockholders’ equity	476,232	344,844	234,059	163,293	127,501

(1)	During the first quarter of 2013, the University made changes in its presentation of operating expenses and revised prior periods to conform to the current presentation. All years presented in the five year table were reclassified to conform to the current presentation.
(2)	Adjusted EBITDA is defined as net income plus interest expense net of interest income, plus income tax expense, and plus depreciation and amortization (EBITDA), as adjusted for (i) the amortization of prepaid royalty payments recorded in conjunction with a settlement of a dispute with our former owner (ii) contributions to Arizona school tuition organizations in lieu of the payment of state income taxes; (iii) share-based compensation and; (iv) one-time, unusual charges or gains, such as litigation and regulatory reserves, impairment charges and asset write-offs, exit or lease termination costs, contract termination fees, or the gain recognized on the settlement of a third party note receivable.
(3)	Enrollment represents individual students who attended a course during the last two months of the calendar quarter.

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

The following table reconciles Adjusted EBITDA to net income for the periods indicated:

	Year Ended December 31,
(In thousands)	2014	2013	2012
Net income	$111,466	$88,711	$69,447
Plus: interest expense net of interest and other income	1,117	2,027	628
Plus: income tax expense	68,232	56,184	43,977
Plus: depreciation and amortization	29,177	25,141	21,627

EBITDA	209,992	172,063	135,679

Plus: royalty to former owner(a)	296	296	296
Plus: prepaid royalty impairment and other fixed asset impairments(b)	3,441	—	—
Plus: contributions made in lieu of state income taxes(c)	2,750	2,500	2,000
Plus: estimated litigation and regulatory reserves(d)	870	3,937	3,807
Plus: lease termination costs(e)	518	—	—
Less: gain on proceeds received from notes receivable(f)	—	(3,646)	—
Plus: share-based compensation(g)	9,945	9,936	7,811

Adjusted EBITDA	$227,812	$185,086	$149,593

(a)	Represents the amortization of prepaid royalty payments, as discussed in Note 2 to our consolidated financial statements that are included in Item 8, Consolidated Financial Statements and Supplementary Data.
(b)	Represents the prepaid royalty impairment and other fixed asset impairments. The majority of this amount relates to the termination during 2014 of our use of the Ken Blanchard name for our College of Business, as discussed in Note 2 to our consolidated financial statements that are included in Item 8, Consolidated Financial Statements and Supplementary Data.
(c)	Reflects contributions to various Arizona school tuition organizations to assist with funding for education. In connection with such contributions made we received a dollar-for-dollar state income tax credit, which resulted in a reduction in our effective income tax rate to 38.0%, 38.8% and 38.8% for the years ended December 31, 2014, 2013 and 2012, respectively. Had these contributions not been made, our effective tax rate would have been 38.9%, 39.8% and 39.8%, for 2014, 2013 and 2012, respectively. Such contributions are viewed by our management to be made in lieu of payments of state income taxes and are therefore excluded from evaluation of our core operating performance.
(d)	Reflects $3.9 million and $3.5 million for the program review reserve in 2013 and 2012, respectively, and $0.9 million and $0.3 million for estimated litigation reserves in 2014 and 2012, respectively. See Item 8, Consolidated Financial Statements and Supplementary Data.
(e)	Represents lease termination costs incurred related to the early termination of leased space. See Item 8, Consolidated Financial Statements and Supplementary Data.
(f)	Represents gain on proceeds received from a note receivable purchased in December 2012. See Item 8, Consolidated Financial Statements and Supplementary Data.
(g)	Reflects share-based compensation expense relating to restricted stock awards and option grants made to employees and directors.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations for the years ended December 31, 2014 and 2013 should be read in conjunction with our consolidated financial statements and related notes that appear in Item 8, Consolidated Financial Statements and Supplementary Data. In addition to historical information, the following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to these differences include those discussed below and elsewhere in this Annual Report on Form 10-K, particularly in Item 1A, Risk Factors and Forward-Looking Statements.

Executive Overview

We are a comprehensive regionally accredited university that offers over 160 graduate and undergraduate degree programs across eight colleges both online and on ground at our approximately 205 acre campus in Phoenix, Arizona, and onsite at facilities we lease and at facilities owned by third party employers. Our undergraduate programs are designed to be innovative and meet the future needs of employers, while providing students with the needed critical thinking and effective communication skills developed through a Christian, liberal arts foundation. At December 31, 2014, we had approximately 67,800 students. At December 31, 2014, 81.2% of our students were enrolled in our online programs, and, of our working adult students (online and professional studies students), 46.0% were pursuing masters or doctoral degrees.

Key Trends, Developments and Challenges

The following circumstances and trends present opportunities, challenges and risks.

Evolving Postsecondary Education Market. We believe that there is a large number of traditional aged students looking for a residential experience at an affordable, private, Christian university. As a result of state funding challenges, most state universities are receiving less state subsidies and therefore have been forced to increase tuition, decrease the number of students they can accept and/or make other changes that impact the student experience. Some private universities also are facing enrollment challenges as a result of their high tuition costs. We also believe the number of non-traditional students who work, are raising a family, or are doing both while trying to earn a college degree continues to grow. The continued economic environment in the U.S., however, has caused an increased number of potential students and/or their parents to consider the cost of education as a primary factor in choosing the school that they will attend. Given these trends, we believe that many individuals will be attracted to our high quality academic programs at affordable tuition rates. We also believe that competition for students continues to increase. We compete primarily with traditional public and four-year degree-granting regionally accredited colleges and universities and other proprietary degree-granting regionally accredited schools. An increasing number of traditional colleges, universities and community colleges are offering distance learning and other online education programs, including programs that are geared towards the needs of working adult students. This trend has been accelerated by private companies that provide and/or manage online learning platforms for traditional colleges and universities. As the proportion of traditional colleges and universities providing alternative learning modalities increases, we face increasing competition for students from such institutions, including those with well-established reputations for excellence.

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

Fiscal Year 2014 Events

We experienced the following significant events in 2014:

•	Enrollment, Net Revenue, Operating Income Growth with No Increase in Tuition Rates. We achieved enrollment growth of 13.7% during the fiscal year ended December 31, 2014, as ground enrollment increased 26.5% and online enrollment increased 11.1% over the prior year. We attribute the significant growth in our ground enrollment between years to our increasing brand recognition and the value proposition that our ground traditional campus affords to traditional-aged students and their parents. After scholarships, our ground traditional students pay tuition, room, board, and fees in an amount that is often half to a third of what it costs to attend a private, traditional university in another state and an amount comparable to what it costs to attend the public universities in the state of Arizona as an in-state student. Net revenues increased 15.5% over the prior year primarily due to the enrollment growth and due to an increase in ancillary revenues resulting from the increased traditional student enrollment (e.g. housing, food, etc.). We did not raise tuition in any of our programs for our 2014-2015 academic year and have not raised our tuition for our traditional ground programs in six years. Operating income was $180.8 million for the fiscal year ended December 31, 2014, an increase of 26.2% over the $143.3 million in operating income for 2013.

•	Increased Brand Recognition. In 2014, Jerry Colangelo agreed to have the University honor him as the namesake of its Colangelo College of Business in addition to our sports management program. Mr. Colangelo has a long history of success in business and is a well-known fixture in the sports business industry. The University commenced its first year in NCAA Division I competition in the 2013/2014 school year by winning two Western Athletic Conference (“WAC”) championships (regular-season softball, indoor track and field) and, finishing third in the WAC in both men’s and women’s basketball. In the 2014/2015 school year, with the expansion of our sports arena, we have had sell out games at maximum capacity of 7,500 at a number of our men’s basketball games.

•	Capital Expenditures. Our capital expenditures in 2014 of $168.7 million were primarily related to the expansion of our 205 acre physical campus in Phoenix, Arizona and significant investments in technology innovation to support our students and staff. In 2014, we completed three new dormitories, another classroom building, a second parking garage along with two more campus eateries and a 3,000 seat upper deck Arena expansion. In addition in late 2014, we commenced construction on a classroom building for engineering and the center for Worship Arts, four more student dormitories that should house 3,200 students in the Fall of 2015 and another parking garage. These investments are intended to support our growing on-campus student population as well as enhance the brand of the University.

•	Community Involvement and the Public Good. In 2014, the University announced a five-point plan to restore west Phoenix through a) a unique partnership with Habitat for Humanity to repair hundreds of homes in the University’s neighborhood; b) an ongoing initiative with the Phoenix Police Department to improve public safety; c) the creation of jobs and commerce on the main campus and along the Camelback Road corridor in West Phoenix; d) the development of a trained workforce in the areas of science, technology, engineering and mathematics; and e) the continued support of K-12 students at neighborhood schools via our Outreach Program. Our students are serving as tutors and mentors to these high school students and the results thus far have been extremely positive. The University continues to be involved in more than 120 community events and projects throughout the year, helping organizations such as the Phoenix Dream Center, Feed My Starving Children, Hopefest, Arizona Foster Care, Phoenix Rescue Mission, Boy/Girl Scouts, Goodwill Arizona, Muscular Dystrophy Association, Young Life and Elevate Phoenix. The University also puts on a Fall festival in October that draws more than 5,000 people to campus, and popular gift drives at Christmas and Easter help brighten those seasons for many underprivileged families. Our faculty, staff and students also go out into our surrounding neighborhoods to participate in University sponsored programs such as Serve the City, Canyon Kids, 12 Months of Service and the Run to Fight Children’s Cancer.

Revenue and Enrollment

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

We define enrollment as individual students who attended a course during the last two months of the calendar quarter. We offer three 15-week semesters in a calendar year with one start available per semester for our traditional ground students. Online and professional studies students have more frequent class starts in five-, seven, eight and sixteen-week courses through the calendar year. Enrollments are a function of the number of continuing students at the beginning of each period and new enrollments during the period, which are offset by graduations, withdrawals, and inactive students during the period. Inactive students for a particular period include students who are not registered in a class and, therefore, are not generating net revenue for that period, but who have not withdrawn from Grand Canyon University.

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

The following is a summary of our student enrollment at December 31, 2014, 2013, and 2012 by degree type and by instructional delivery method:

	December 31,
	2014(1)		2013(1)		2012(1)
	# of Students	% of Total	# of Students	% of Total	# of Students	% of Total
Graduate degree(2)	26,319	38.8%	22,476	37.7%	19,395	37.1%
Undergraduate degree	41,487	61.2%	37,182	62.3%	32,897	62.9%

Total	67,806	100.0%	59,658	100.0%	52,292	100.0%

	December 31,
	2014(1)		2013(1)		2012
	# of Students	% of Total	# of Students	% of Total	# of Students	% of Total
Online(3)	55,060	81.2%	49,580	83.1%	44,690	85.5%
Ground(4)	12,746	18.8%	10,078	16.9%	7,602	14.5%

Total	67,806	100.0%	59,658	100.0%	52,292	100.0%

(1)	Enrollment represents individual students who attended a course during the last two months of the calendar quarter. Included in enrollment at December 31, 2014, 2013 and 2012 are students pursuing non-degree certificates of 585, 487, and 440, respectively. The 2012 amounts also included high school dual credit students of 229. We are no longer including these students in our enrollment.
(2)	Includes 5,570, 4,285 and 3,065 students pursuing doctoral degrees at December 31, 2014, 2013 and 2012, respectively.
(3)	As of December 31, 2014, 2013 and 2012, 46.0%, 43.5% and 41.9%, respectively, of our working adult students (online and professional studies students) were pursuing graduate or doctoral degrees.
(4)	Includes our traditional on-campus students, as well as our professional studies students.

For the 2013-14 and 2014-15 academic years (the academic year begins in May), our prices per credit hour range from $350 to $465 for undergraduate online and professional studies courses, $325 to $600 for graduate online courses, $630 for doctoral online programs, and $688 for undergraduate courses for ground students. For our active duty and active reserve online and professional studies students, our prices per credit hour are $250 for undergraduate, $400 for graduate courses and $599 for doctoral courses. The overall price of each course varies based upon the number of credit hours per course (with most courses representing four credit hours), the degree level of the program, and the discipline. In addition, we charge a fixed $8,250 “block tuition” for undergraduate ground students taking between 12 and 18 credit hours per semester, with an additional $688 per credit hour for credits in excess of 18. A traditional undergraduate degree typically requires a minimum of 120 credit hours. The minimum number of credit hours required for a master’s degree and overall cost for such a degree varies by program, although such programs typically require approximately 36 credit hours. The doctoral program requires approximately 60 credit hours.

Based on current tuition rates, tuition for a full program would generally equate to between $15,300 and $36,630 for an online master’s program, between $42,000 and $55,800 for a full four-year online bachelor’s program, $37,800 for a full doctoral program, and approximately $66,000 for a full four-year bachelor’s program taken on our ground campus. The tuition amounts referred to above assume no reductions for transfer credits or scholarships, which many of our students utilize to reduce their total program costs. For example, the average student on our ground traditional campus will pay less than $8,000 in tuition in the 2014-15 school year after scholarships. Thus, based on the number of transfer credits and the scholarships they receive it is likely that a student will pay less than $30,000 in tuition for a bachelor’s degree on our ground campus. For the years ended December 31, 2014, 2013 and 2012, our revenue was reduced by approximately $140.0 million, $111.8 million and $94.3 million, respectively, as a result of scholarships that we offered to our students. The increase in scholarships reflects our increased revenues and our resulting increased use of scholarships (especially academic scholarships), to attract high performing students to our ground traditional campus.

Revenue per student for the year ended December 31, 2014 increased over 2013 as a result of improved retention and the increase in traditional ground students as a percentage of our total enrollment. Revenue per student for our ground traditional students is higher than our working adult students due to room and board and other fees. We did not raise tuition in any of our programs for our 2013-2014 or 2014-15 academic years and have not raised our tuition for our traditional ground program in six years. This reflects a concerted effort to control tuition pricing for students so that debt levels assumed by our students are reasonable. Tuition increases have not historically been, and may not in the future be, consistent across our programs due to market conditions and differences in operating costs of individual programs.

We derive a majority of our net revenues from tuition financed by the Title IV programs. For the years ended December 31, 2014, 2013 and 2012, we derived cash receipts equal to approximately 76.5%, 78.5%, and 80.3%, respectively, of our net revenues from Title IV programs. Our students also may rely on scholarships, personal savings, private loans, and employer tuition reimbursements to pay a portion of their tuition and related expenses.

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

We believe that the following critical accounting policies involve our more significant judgments and estimates used in the preparation of our consolidated financial statements:

Revenue recognition. Net revenues consist primarily of tuition and fees derived from courses taught by us online, at our approximately 205-acre campus in Phoenix, Arizona, and at facilities we lease or those of employers, as well as from related educational resources such as access to online materials. Tuition revenue and most fees and related educational resources are recognized pro-rata over the applicable period of instruction, net of scholarships awarded by us. Generally, we will refund all or a portion of tuition already paid pursuant to our refund policy, dependent upon length of course and modality and subject to certain state specific refund requirements. If a student withdraws at a time when only a portion, or none of the tuition is refundable, then in accordance with its revenue recognition policy, the University continues to recognize the tuition that was not refunded pro-rata over the applicable period of instruction. However, for students that have taken out financial aid to pay their tuition and for which a Return to Title IV is required as a result of his or her withdrawal, the University recognizes revenue after a student withdraws only at the time of cash collection. Sales tax collected from students is excluded from net revenues. We also charge online students an upfront learning management fee, which is deferred and recognized over the average expected term of a student. Costs that are direct and incremental to new online students are also deferred and recognized ratably over the average expected term of a student. Deferred revenue and student deposits in any period represent the excess of tuition, fees and other student payments received as compared to amounts recognized as revenue on the statement of operations and are reflected as current liabilities in the accompanying balance sheet. Our educational programs have starting and ending dates that differ from our quarters. Therefore, at the end of each fiscal quarter, a portion of revenue from these programs is not yet earned. Other revenues may be recognized as sales occur or services are performed.

Allowance for doubtful accounts. We record an allowance for doubtful accounts for estimated losses resulting from the inability, failure or refusal of our students to make required payments, which includes the recovery of financial aid funds advanced to a student for amounts in excess of the student’s cost of tuition and related fees. We determine the adequacy of our allowance for doubtful accounts based on an analysis of our historical bad debt experience, current economic trends, and the aging of the accounts receivable and student status. We apply a reserve to our receivables based upon an estimate of the risk presented by the age of the receivables and student status. We write off accounts receivable balances of active students at the earlier of the time the balance is deemed uncollectible, or one year after the revenue is generated. We reserve for receivables due from inactive students on a more accelerated basis than those due from active students and write off inactive student accounts at 150 days, as amounts due from inactive students are much more difficult to collect than amounts due from active students. We monitor our collections and write-off experience to assess whether adjustments to the estimated reserve are necessary.

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

Results of Operations

The following table sets forth statements of operations data as a percentage of net revenue for each of the periods indicated:

	Year Ended December 31,
	2014	2013	2012
Net revenue	100.0%	100.0%	100.0%
Costs and expenses
Instructional costs and services	41.8	42.5	43.1
Admissions advisory and related	15.7	16.2	16.8
Advertising	9.5	10.2	10.0
Marketing and promotional	1.1	0.9	0.9
General and administrative	5.7	6.2	6.9

Total costs and expenses	73.8	76.1	77.7

Operating income	26.2	23.9	22.3
Interest expense	(0.3)	(0.4)	(0.1)
Interest and other income	0.1	0.6	0.0

Income before income taxes	26.0	24.2	22.2
Income tax expense	9.9	9.4	8.6

Net income	16.1	14.8	13.6

Year Ended December 31, 2014 Compared to Year Ended December 31, 2013

Net revenue. Our net revenue for the year ended December 31, 2014 was $691.1 million, an increase of $92.8 million, or 15.5%, as compared to net revenue of $598.3 million for the year ended December 31, 2013. This increase was primarily due to an increase in ground and online enrollment and, to a lesser extent, an increase in room and board and other student fees, partially offset by an increase in institutional scholarships. We did not raise tuition in any of our programs for our 2013-2014 or 2014-15 academic years and have not raised our tuition for our traditional ground program in six years. End-of-period enrollment increased 13.7% between December 31, 2014 and 2013, as ground enrollment increased 26.5% and online enrollment increased 11.1% over the prior year. The majority of the ground enrollment growth between years was residential students at our ground traditional campus in Phoenix, Arizona. We attribute the significant growth in our ground enrollment between years to our increasing brand recognition and the value proposition that our ground traditional campus affords to traditional-aged students and their parents. After scholarships our ground traditional students pay for tuition, room, board, and fees, often half to a third of what it costs to attend a private, traditional university in another state and an amount comparable to what it costs to attend the public universities in the state of Arizona as an in-state student. Although our online enrollment continues to grow, as the proportion of traditional colleges and universities providing alternative learning modalities increases, we will face increasing competition for working adult students from such institutions, including those with well-established reputations for excellence. The growth in revenue per student between years is primarily due to our residential traditional campus enrollment growing at a rate higher than our working adult enrollment. When factoring in room, board and fees, the revenue per student is higher for these students than for our working adult students.

Instructional costs and services expenses. Our instructional costs and services expenses for the year ended December 31, 2014 were $288.8 million, an increase of $34.4 million, or 13.5%, as compared to instructional costs and services expenses of $254.4 million for the year ended December 31, 2013. This increase was primarily due to increases in instructional compensation and related expenses including share-based compensation, faculty compensation, occupancy and depreciation and amortization, dues, fees, subscriptions and other instructional supplies, and other miscellaneous instructional costs and services of $10.4 million, $8.6 million, $8.1 million, $6.7 million, and $5.5 million. These increases were partially offset by a decrease in bad debt expense of $4.9 million which resulted primarily from improved student retention and improved collection efforts. The increase in employee compensation and related expenses and faculty compensation are primarily due to the increase in the number of staff to support the increasing number of students attending the University. In addition, we continue to increase our online full-time faculty between years. The increase in occupancy, depreciation and amortization is the result of us placing into service additional buildings to support the growing number of ground traditional students. The increase in dues, fees, subscriptions and other instructional supplies is primarily due to increased licensing fees related to educational resources and increased food costs associated with a higher number of residential students. Our instructional costs and services expenses as a percentage of net revenue decreased by 0.7% to 41.8% for the year ended December 31, 2014, as compared to 42.5% for the year ended December 31, 2013 as bad debt expense decreased to 2.2% of net revenues for the year ended December 31, 2014 from 3.3% of net revenues for the year ended December 31, 2013 as well as our ability to leverage our instructional costs and services across an increasing revenue base, partially offset by an increase in dues, fees, subscriptions and other instructional supplies as a percentage of revenue due to the low profit margin derived on food sales.

Admissions advisory and related expenses. Our admissions advisory and related expenses for the year ended December 31, 2014 were $108.6 million, an increase of $11.5 million, or 11.8%, as compared to admissions advisory and related expenses of $97.1 million for the year ended December 31, 2013. This increase was primarily due to increases in employee compensation and related expenses, and other admissions advisory expenses of $10.2 million and $1.3 million, respectively. Employee compensation and related expenses increased as a result of increasing the number of enrollment counselors between years. Our admissions advisory and related expenses as a percentage of net revenue decreased by 0.5% to 15.7% for the year ended December 31, 2014, from 16.2% for the year ended December 31, 2013 primarily due to our ability to leverage our admissions advisory personnel across an increasing revenue base.

Advertising expenses. Our advertising expenses for the year ended December 31, 2014 were $65.8 million, an increase of $4.8 million, or 7.9%, as compared to advertising expenses of $61.0 million for the year ended December 31, 2013. This increase was primarily due to increased brand advertising focused on the southwestern United States region. Our advertising expenses as a percentage of net revenue decreased by 0.7% to 9.5% for the year ended December 31, 2014, from 10.2% for the year ended December 31, 2013. We spend less on advertising for ground traditional students than for online students and our ground traditional campus enrollment is growing faster than our online student enrollment.

Marketing and promotional expenses. Our marketing and promotional expenses for the year ended December 31, 2014 were $7.4 million, an increase of $1.8 million, or 31.8%, as compared to marketing and promotional expenses of $5.6 million for the year ended December 31, 2013. This increase was primarily the result of increases in employee compensation and related expenses of $1.8 million. Our marketing and promotional expenses as a percentage of net revenue increased slightly by 0.2% to 1.1% for the year ended December 31, 2014, from 0.9% for the year ended December 31, 2013.

General and administrative expenses. Our general and administrative expenses for the year ended December 31, 2014 were $39.6 million, an increase of $2.7 million, or 7.3%, as compared to general and administrative expenses of $36.9 million for the year ended December 31, 2013. This increase was primarily due to an increase in legal and insurance costs and other general and administrative costs including charitable contributions of $0.6 million, and $2.1 million, respectively. During 2014 we increased our contributions to school tuition organizations in lieu of state income taxes to $2.8 million from $2.5 million in 2013, and we continue to contribute to charities, our community and city and state public-private partnerships. Our general and administrative expenses as a percentage of net revenue decreased by 0.5% to 5.7% for the year ended December 31, 2014, from 6.2% for the year ended December 31, 2013 due to our ability to leverage our general and administrative expenses across an increasing revenue base.

Interest expense. Our interest expense for the year ended December 31, 2014 was $1.8 million, a decrease of $0.4 million, as compared to interest expense of $2.2 million for the year ended December 31, 2013. This decrease was primarily due to a decrease in the average balance of our credit facility between periods due to scheduled monthly principal payments. Our interest expense decreased as a percentage of net revenue by 0.1% to 0.3% for the year ended December 31, 2014, from 0.4% for the year ended December 31, 2013.

Interest and other income. Our interest and other income for the year ended December 31, 2014 was $0.7 million, a decrease of $3.2 million, as compared to interest and other income of $3.9 million for the year ended December 31, 2013. The decrease was primarily due to late penalty income and default interest earned on a settlement of a note receivable in 2013.

Income tax expense. Income tax expense for the year ended December 31, 2014 was $68.2 million, an increase of $12.0 million from $56.2 million for the year ended December 31, 2013. This increase was primarily attributable to increased income before income taxes. Our effective tax rate was 38.0% and 38.8% for the year ended December 31, 2014 and 2013, respectively. Our effective tax rate in 2014 is lower than the prior year due primarily to state tax rate changes that began a gradual phase-in process during the first quarter of 2014.

Net income. Our net income for the year ended December 31, 2014 was $111.5 million, an increase of $22.8 million, as compared to $88.7 million for the year ended December 31, 2013, due to the factors discussed above.

Year Ended December 31, 2013 Compared to Year Ended December 31, 2012

Net revenue. Our net revenue for the year ended December 31, 2013 was $598.3 million, an increase of $87.0 million, or 17.0%, as compared to net revenue of $511.3 million for the year ended December 31, 2012. This increase was primarily due to an increase in ground and online enrollment and, to a lesser extent, an increase in room and board and other student fees, partially offset by an increase in institutional scholarships. We did not raise tuition in any of our programs for our 2013-14 academic year and have not raised our tuition for our traditional ground program in five years. End-of-period enrollment increased 14.1% between December 31, 2013 and 2012, as ground enrollment increased 32.6% and online enrollment increased 10.9% over the prior year. We attribute the significant growth in our ground enrollment between years to our increasing brand recognition and the value proposition that our ground traditional campus affords to traditional-aged students and their parents. After scholarships our ground traditional students pay for tuition, room, board, and fees often half to a third of what it costs to attend a private, traditional university in another state and an amount comparable to what it costs to attend the public universities in the state of Arizona as an in-state student. As the proportion of traditional colleges and universities providing alternative learning modalities increases, we will face increasing competition for working adult students from such institutions, including those with well-established reputations for excellence.

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

Seasonality

Our net revenue and operating results normally fluctuate as a result of seasonal variations in our business, principally due to changes in enrollment. Student population varies as a result of new enrollments, graduations, and student attrition. The majority of our traditional ground students do not attend courses during the summer months (May through August), which affects our results for our second and third fiscal quarters. Since a significant amount of our campus costs are fixed, the lower revenue resulting from the decreased ground student enrollment has historically contributed to lower operating margins during those periods. As we increased the relative proportion of our online students during the past few years, this summer effect lessened. However, during the past year we increased, and over the next few years we intend to continue to increase, the relative proportion of our students that are ground traditional students. Thus, we expect this summer effect to become more pronounced in future years. Partially offsetting this summer effect in the third quarter has been the sequential quarterly increase in enrollments that has occurred as a result of the traditional fall school start. This increase in enrollments also has occurred in the first quarter, corresponding to calendar year matriculation. In addition, we typically experience higher net revenue in the fourth quarter due to its overlap with the semester encompassing the traditional fall school start and in the first quarter due to its overlap with the first semester of the calendar year. A portion of our expenses do not vary proportionately with these fluctuations in net revenue, resulting in higher operating income in the first and fourth quarters relative to other quarters. We expect quarterly fluctuation in operating results to continue as a result of these seasonal patterns.

Liquidity, Capital Resources, and Financial Position

Liquidity. During 2014, we financed our operating activities and capital expenditures primarily through cash provided by operating activities. Our unrestricted cash, cash equivalents and investments were $166.0 million at December 31, 2014 and our restricted cash, cash equivalents and investments were $67.8 million. In December 2012, we entered into a new credit agreement, which increased our term loan to $100 million with a maturity date of December 2019. Additionally, this facility provides a revolving line of credit in the amount of $50 million through December 2017 to be utilized for working capital, capital expenditures, share repurchases and other general corporate purposes. Indebtedness under the credit facility is secured by our assets and is guaranteed by certain of our subsidiaries. No amounts were drawn on the revolver as of December 31, 2014.

During 2014, we completed construction of an additional classroom building, additional residence halls that accommodate another 1,600 students and land purchases adjacent to our Phoenix campus to support our growing traditional student enrollment as well as purchases of computer equipment, other internal use software projects and furniture and equipment to support our increasing employee headcount. Also in late fall 2014 we commenced construction on an additional classroom building for our College of Science, Technology and Engineering, started four additional dormitories that will house 3,200 students beginning in the Fall of 2015 and a new parking garage to increase our capacity on the Phoenix, Arizona campus. We anticipate capital expenditures in 2015 for the campus projects described above as well as for technology enhancements and equipment for our growing employee base will be approximately $195.0 million.

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

Since the approval of the initial share repurchase plan, the University has purchased 2.8 million shares of common stock at an aggregate cost of $49.1 million which includes 37,900 shares of common stock at an aggregate cost of $1.7 million during the year ended December 31, 2014. At December 31, 2014, there remains $25.9 million available under our current share repurchase authorization.

Cash Flows

Operating Activities. Net cash provided by operating activities for the years ended December 31, 2014, 2013 and 2012 was $167.0 million, $118.4 million and $144.2 million, respectively. Cash provided by operations in 2014, 2013 and 2012 resulted from our net income plus non-cash charges for provision for bad debts, depreciation and amortization, timing of income tax and employee related payments and student deposits and changes in our working capital.

Investing Activities. Net cash used in investing activities was $161.0 million, $172.5 million, and $131.5 million for the years ended December 31, 2014, 2013, and 2012, respectively. Our cash used in investing activities is primarily related to the purchase of short-term investments and property and equipment, partially offset by proceeds from the sale or maturity of short-term investments and in 2013 proceeds received from the settlement of a note receivable. Proceeds from investment, net of purchases of short-term investments, was $7.6 million during the year ended December 31, 2014. Purchases of short-term investments, net of proceeds of these investments, was $108.4 million during the year ended December 31, 2013. Capital expenditures were $168.7 million, $78.9 million and $97.7 million for the years ended December 31, 2014, 2013, and 2012, respectively. In 2014, capital expenditures primarily consisted of ground campus building projects such as the construction of an additional classroom building and parking garage, additional residence halls that accommodate another 1,600 students and land purchases adjacent to our Phoenix campus to support our growing traditional student enrollment as well as purchases of computer equipment, other internal use software projects and furniture and equipment to support our increasing employee headcount. Also, in late 2014 we commenced construction on an additional classroom building for our College of Science, Technology and Engineering, started four additional dormitories that will house 3,200 students beginning in the Fall of 2015 and a new parking garage to increase our capacity on the Phoenix, Arizona campus. In 2013, capital expenditures primarily consisted of ground campus building projects including the construction costs for two additional dormitories and an expansion of our student union, which includes additional food services and library space to support our growing traditional student enrollment as well as purchases of computer equipment, other internal use software projects and furniture and equipment to support our increasing employee headcount. In addition, during 2013 and 2012 we spent $14.5 million and $7.2 million, respectively, to purchase and refurbish a building that is located less than two miles from our Phoenix, Arizona campus and is being used as office space for our employees. In 2012, capital expenditures primarily consisted of construction costs associated with two additional dormitories, an Arts and Science classroom building, a remodel of our student union, and a parking garage to support our increasing traditional student enrollment as well as purchases of computer equipment, internal use software projects and furniture and equipment. Also in 2012, we purchased an on campus dormitory that was previously leased.

Financing Activities . Net cash provided by financing activities was $3.4 million, $4.8 million, and $71.3 million for the years ended December 31, 2014, 2013, and 2012, respectively. During 2014, proceeds from the exercise of stock options of $7.8 million and excess tax benefits from share-based compensation of $7.6 million were partially offset by $5.3 million used to purchase treasury stock in accordance with the University’s share repurchase program and principal payments on notes payable and capital leases totaling $6.7 million. During 2013, proceeds from the exercise of stock options of $16.3 million and excess tax benefits from share-based compensation of $4.5 million were partially offset by $9.3 million used to purchase treasury stock in accordance with the University’s share repurchase program and principal payments on notes payable and capital leases totaling $6.7 million. During 2012, we received $99.2 million from our new credit facility, $8.0 million from the exercise of stock options partially offset by $15.2 million utilized to repurchase our common stock and $21.7 million used for payments on notes payable and capital lease obligations.

Contractual Obligations

The following table sets forth, as of December 31, 2014, the aggregate amounts of our significant contractual obligations and commitments with definitive payment terms due in each of the periods presented (in millions):

		Payments Due by Period
	Total	Less than 1 Year	2-3 Years	4-5 Years	More than 5 Years
Long term notes payable(1)	$86.5	$6.6	$13.3	$66.6	$0.0
Capital lease obligations(2)	0.5	0.1	0.4	0.0	0.0
Purchase obligations(3)	121.9	119.7	2.1	0.1	0.0
Operating lease obligations(4)	27.7	7.1	9.2	6.5	4.9

Total contractual obligations	$236.6	$133.5	$25.0	$73.2	$4.9

(1)	See Note 7, “Notes Payable and Other Noncurrent Liabilities,” to our consolidated financial statements, included in Item 8, Consolidated Financial Statements and Supplementary Data, for a discussion of our long term notes payable and other obligations.
(2)	See Note 8, “Capital Lease Obligations,” to our consolidated financial statements, included in Item 8, Consolidated Financial Statements and Supplementary Data, for a discussion of our capital lease obligations.
(3)	Represents unconditional purchase obligations and other obligations. Amount consists primarily of construction agreements for construction in progress on our ground traditional campus.
(4)	See Note 9, “Commitments and Contingencies,” to our consolidated financial statements, included in Item 8, Consolidated Financial Statements and Supplementary Data, for a discussion of our operating lease obligations.

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

Impact of inflation. We believe that inflation has not had a material impact on our results of operations for the years ended December 31, 2014, 2013, or 2012. There can be no assurance that future inflation will not have an adverse impact on our operating results and financial condition.

Market risk. On February 27, 2013 we entered into an interest rate corridor to manage our 30-day LIBOR interest exposure from variable rate debt, which matures in December 2019. The corridor instrument, which hedges variable interest rate risk starting March 1, 2013 through December 20, 2019 with a notional amount of $86.7 million as of December 31, 2014, permits us to hedge our interest rate risk at several thresholds. Under this arrangement, in addition to the credit spread, we will pay variable interest rates based on the 30-day LIBOR rates monthly until that index reaches 1.5%. If 30-day LIBOR is equal to 1.5% through 3.0%, we will continue to pay 1.5%. If the 30-day LIBOR exceeds 3.0%, we will pay actual 30-day LIBOR less 1.5%.

Except with respect to the foregoing, we have no derivative financial instruments or derivative commodity instruments. We invest cash in excess of current operating requirements in short term certificates of deposit and money market instruments, municipal bond portfolios, or municipal mutual funds at multiple financial institutions.

Interest rate risk. We manage interest rate risk through the instruments noted above and by investing excess funds in cash equivalents, A rated municipal bonds and municipal mutual funds bearing variable interest rates, which are tied to various market indices or individual bond coupon rates. Our future investment income may fall short of expectations due to changes in interest rates or we may suffer losses in principal if we are forced to sell securities before their maturity date that have declined in market value due to changes in interest rates. At December 31, 2014, a 10% increase or decrease in interest rates would not have a material impact on our future earnings, fair values, or cash flows. For information regarding our variable rate notes payable, see “Market risk” above.

Item 8.	Consolidated Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Grand Canyon Education, Inc.:

We have audited the accompanying consolidated balance sheets of Grand Canyon Education, Inc. and subsidiaries (the “Company”) as of December 31, 2014 and 2013, and the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2014. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Grand Canyon Education, Inc. and subsidiaries as of December 31, 2014 and 2013, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2014, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Grand Canyon Education, Inc.’s internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control — Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 18, 2015 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP

Phoenix, Arizona

February 18, 2015

Grand Canyon Education, Inc.

Consolidated Balance Sheets

	As of December 31,
(In thousands, except par value)	2014	2013
ASSETS:
Current assets
Cash and cash equivalents	$65,238	$55,824
Restricted cash, cash equivalents and investments	67,840	64,368
Investments	100,784	108,420
Accounts receivable, net	7,605	7,217
Income taxes receivable	1	3,599
Deferred income taxes	6,149	5,159
Other current assets	19,428	19,116

Total current assets	267,045	263,703
Property and equipment, net	478,170	339,596
Prepaid royalties	3,650	4,641
Goodwill	2,941	2,941
Other assets	3,907	5,219

Total assets	$755,713	$616,100

LIABILITIES AND STOCKHOLDERS’ EQUITY:
Current liabilities
Accounts payable	$22,715	$24,231
Accrued compensation and benefits	23,995	20,093
Accrued liabilities	13,533	14,554
Income taxes payable	4,906	7
Student deposits	69,584	66,772
Deferred revenue	36,868	32,816
Due to related parties	403	454
Current portion of capital lease obligations	91	89
Current portion of notes payable	6,616	6,607

Total current liabilities	178,711	165,623
Capital lease obligations, less current portion	406	497
Other noncurrent liabilities	4,513	6,811
Deferred income taxes, non-current	15,974	11,832
Notes payable, less current portion	79,877	86,493

Total liabilities	279,481	271,256

Commitments and contingencies
Stockholders’ equity
Preferred stock, $0.01 par value, 10,000 shares authorized; 0 shares issued and outstanding at December 31, 2014 and 2013	—	—
Common stock, $0.01 par value, 100,000 shares authorized; 49,746 and 48,890 shares issued and 46,744 and 46,045 shares outstanding at December 31, 2014 and 2013, respectively	497	489
Treasury stock, at cost, 3,002 and 2,845 shares of common stock at December 31, 2014 and 2013, respectively	(53,770)	(48,432)
Additional paid-in capital	158,549	132,904
Accumulated other comprehensive (loss) income	(35)	358
Retained earnings	370,991	259,525

Total stockholders’ equity	476,232	344,844

Total liabilities and stockholders’ equity	$755,713	$616,100

The accompanying notes are an integral part of these consolidated financial statements.

Grand Canyon Education, Inc.

Consolidated Income Statements

	Year Ended December 31,
(In thousands, except per share amounts)	2014	2013	2012
Net revenue	$691,055	$598,335	$511,257
Costs and expenses:
Instructional costs and services	288,791	254,419	220,403
Admissions advisory and related, including $2,974 in 2014; $3,412 in 2013; and $2,313 in 2012, respectively, to related parties	108,567	97,077	85,917
Advertising	65,808	60,985	51,023
Marketing and promotional	7,439	5,644	4,360
General and administrative	39,635	36,934	35,502

Total costs and expenses	510,240	455,059	397,205

Operating income	180,815	143,276	114,052
Interest expense	(1,801)	(2,244)	(699)
Interest and other income	684	3,863	71

Income before income taxes	179,698	144,895	113,424
Income tax expense	68,232	56,184	43,977

Net income	$111,466	$88,711	$69,447

Earnings per share:
Basic income per share	$2.45	$1.98	$1.57

Diluted income per share	$2.37	$1.92	$1.53

Basic weighted average shares outstanding	45,538	44,731	44,332

Diluted weighted average shares outstanding	47,006	46,131	45,251

The accompanying notes are an integral part of these consolidated financial statements.

Grand Canyon Education, Inc.

Consolidated Statements of Comprehensive Income

	Year Ended December 31,
(In thousands)	2014	2013	2012
Net income	$111,466	$88,711	$69,447
Other comprehensive income (loss), net of tax:
Unrealized (losses) gains on hedging derivatives, net of taxes of $186, $382, and $104 for the years ended December 31, 2014, 2013 and 2012, respectively	(300)	565	137
Unrealized (losses) gains on available for sale securities, net of taxes of $60 and $11 for the years ended December 31, 2014 and 2013, respectively	(93)	16	—

Comprehensive income	$111,073	$89,292	$69,584

The accompanying notes are an integral part of these consolidated financial statements.

Grand Canyon Education, Inc.

Consolidated Statements of Stockholders’ Equity

(In thousands)

	Common Stock		Treasury Stock		Additional Paid-in	Accumulated Other Comprehensive	Retained
	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Earnings	Total
Balance at December 31, 2011	45,955	$460	1,657	$(23,894)	$85,720	$(360)	$101,367	$163,293
Comprehensive income	—	—	—	—	—	137	69,447	69,584
Common stock purchased for treasury	—	—	753	(15,242)	—	—	—	(15,242)
Share-based compensation	570	6	—	—	7,805	—	—	7,811
Restricted shares forfeited	—	—	10	—	—	—	—	—
Exercise of stock options	611	5	—	—	8,044	—	—	8,049
Excess tax benefits	—	—	—	—	564	—	—	564

Balance at December 31, 2012	47,136	471	2,420	(39,136)	102,133	(223)	170,814	234,059
Comprehensive income	—	—	—	—	—	581	88,711	89,292
Common stock purchased for treasury	—	—	340	(8,323)	—	—	—	(8,323)
Share-based compensation	594	6	40	(973)	9,917	—	—	8,950
Restricted shares forfeited	—	—	45	—	—	—	—	—
Exercise of stock options	1,160	12	—	—	16,266	—	—	16,278
Excess tax benefits	—	—	—	—	4,588	—	—	4,588

Balance at December 31, 2013	48,890	489	2,845	(48,432)	132,904	358	259,525	344,844
Comprehensive income	—	—	—	—	—	(393)	111,466	111,073
Common stock purchased for treasury	—	—	38	(1,676)	—	—	—	(1,676)
Share-based compensation	317	3	77	(3,662)	9,941	—	—	6,282
Restricted shares forfeited	—	—	42	—	—	—	—	—
Exercise of stock options	539	5	—	—	7,820	—	—	7,825
Excess tax benefits	—	—	—	—	7,884	—	—	7,884

Balance at December 31, 2014	49,746	$497	3,002	$(53,770)	$158,549	$(35)	$370,991	$476,232

The accompanying notes are an integral part of these consolidated financial statements.

Grand Canyon Education, Inc.

Consolidated Statements of Cash Flows

	Year Ended December 31,
(In thousands)	2014	2013	2012
Cash flows provided by operating activities:
Net income	$111,466	$88,711	$69,447
Adjustments to reconcile net income to net cash provided by operating activities:
Share-based compensation	9,945	9,936	7,811
Excess tax benefits from share-based compensation	(7,637)	(4,469)	(1,427)
Amortization of notes payable issuance costs	—	—	244
Provision for bad debts	15,045	19,897	18,012
Depreciation and amortization	29,473	25,437	21,923
Gain on note receivable	—	(3,646)	—
Loss on asset disposal and fixed asset impairments	2,475	—	1,106
Deferred income taxes	2,651	5,472	(518)
Prepaid royalty impairment	966	—	—
Changes in assets and liabilities:
Restricted cash, cash equivalents and investments	(3,472)	(8,404)	151
Accounts receivable	(15,433)	(19,163)	(14,148)
Prepaid expenses and other	81	(7,316)	(1,920)
Due to/from related parties	(51)	(69)	296
Accounts payable	(2,448)	8,563	(630)
Accrued liabilities	2,991	(1,756)	15,719
Income taxes receivable/payable	16,378	(7,769)	20,593
Deferred rent	(2,298)	(204)	503
Deferred revenue	4,052	4,202	6,891
Student deposits	2,812	9,027	143

Net cash provided by operating activities	166,996	118,449	144,196

Cash flows used in investing activities:
Capital expenditures	(168,646)	(78,948)	(97,653)
Purchase of land and building related to off-site development	—	(14,542)	(7,223)
Investment in note receivable secured by real estate	—	—	(27,000)
Proceeds received from note receivable	—	29,187	—
Restricted funds held for derivative collateral and legal matter	—	225	330
Purchases of investments	(114,919)	(168,953)	—
Proceeds from sale or maturity of investments	122,555	60,533	—

Net cash used in investing activities	(161,010)	(172,498)	(131,546)

Cash flows provided by financing activities:
Principal payments on notes payable and capital lease obligations	(6,696)	(6,689)	(21,744)
Proceeds from notes payable	—	—	99,210
Notes payable modification costs	—	—	(428)
Repurchase of common shares including share withheld in lieu of income taxes	(5,338)	(9,296)	(15,242)
Net proceeds from exercise of stock options	7,825	16,278	8,049
Excess tax benefits from share-based compensation	7,637	4,469	1,427

Net cash provided by financing activities	3,428	4,762	71,272

Net increase (decrease) in cash and cash equivalents	9,414	(49,287)	83,922
Cash and cash equivalents, beginning of year	55,824	105,111	21,189

Cash and cash equivalents, end of year	$65,238	$55,824	$105,111

Supplemental disclosure of cash flow information
Cash paid during the year for interest	$1,793	$2,176	$606
Cash paid during the year for income taxes	$48,835	$59,892	$32,810
Cash received for income tax refunds	$385	$728	$7,938
Supplemental disclosure of non-cash investing and financing activities
Purchases of property and equipment included in accounts payable	$5,845	$1,494	$3,291
Shortfall tax expense from share-based compensation	$16	$209	$283
Tax benefit of Spirit warrant intangible	$260	$267	$267

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

The University is a comprehensive regionally accredited university that offers over 160 graduate and undergraduate degree programs across eight colleges both online and on ground at our approximately 205 acre campus in Phoenix, Arizona, and at facilities we lease and at facilities owned by third party employers. Our undergraduate programs are designed to be innovative and to meet the future needs of employers, while providing students with the needed critical thinking and effective communication skills developed through a Christian, liberal arts foundation. The University is accredited by the Higher Learning Commission. The University’s wholly owned subsidiaries are primarily used to facilitate expansion of the University campus.

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

Restricted Cash, Cash Equivalents and Investments

A significant portion of the University’s revenue is received from students who participate in government financial aid and assistance programs. Restricted cash, cash equivalents and investments primarily represent amounts received from the federal and state governments under various student aid grant and loan programs, such as Title IV. The University receives these funds subsequent to the completion of the authorization and disbursement process and holds them for the benefit of the student. The U.S. Department of Education (“Department of Education”) requires Title IV funds collected in advance of student billings to be restricted until the course begins. The University records all of these amounts as a current asset in restricted cash, cash equivalents and investments. The majority of these funds remain as restricted for an average of 60 to 90 days from the date of receipt.

Investments

The University considers its investments in municipal bond, mutual funds and municipal securities as available-for-sale securities. Available-for-sale securities are carried at fair value, determined using Level 2 of the hierarchy of valuation inputs, with the use of inputs other than quoted prices that are observable for the assets, with unrealized gains and losses, net of tax, reported as a separate component of other comprehensive income. Unrealized losses considered to be other-than-temporary are recognized currently in earnings. Amortization of premiums, accretion of discounts, interest and dividend income and realized gains and losses are included in interest and other income.

Grand Canyon Education, Inc.

Notes to Consolidated Financial Statements

(In thousands, except per share data)

Note Receivable

The University purchased a note receivable from a financial institution at fair market value in the fourth quarter of 2012 for $27,000. The note bore interest at 11%, which represented the 6% rate of the loan plus the 5% default rate. The principal and most of the interest due on the note was paid in March 2013, resulting in the full return on investment of the note receivable and an additional gain in interest income and other income of $2,187 on the loan. However, the borrower has disputed certain amounts remaining due under the note agreement, including default interest in the amount of $432, a late payment penalty in the amount of $1,392, and a statutory trustee’s fee in the amount of $139. The funds disputed by the borrower, plus interest thereon, were deposited into an escrow account with the clerk of the Maricopa County Superior Court pending resolution of the disputed issues. In the third quarter of 2013, the court ruled in favor of the University with respect to the late penalty and default interest accrued thereon. Accordingly, the University recorded interest and other income of $1,459 for the year ended December 31, 2013. The court ordered the late penalty funds and interest thereon to be released to the University on October 28, 2013 unless prior to said date, borrower filed with the court a formal notice of appeal and simultaneously deposited an additional $344 into escrow with the clerk of the court representing continued interest accruing on the late penalty pending an appeal. On October 28, 2013 borrower deposited with the clerk of the court the required cash bond in the amount of $344 and filed its formal notice of appeal. The briefing phase of the appeal has been completed and the matter will be scheduled for oral argument at a date and time to be determined by the appellate court. On January 29, 2015, the court ruled in favor of the University with respect to the remaining default interest and interest thereon.

Property and Equipment

Property and equipment are recorded at cost less accumulated depreciation. Depreciation is computed using the straight-line method. Normal repairs and maintenance are expensed as incurred. Expenditures that materially extend the useful life of an asset are capitalized. Construction in progress represents items not yet placed in service and are not depreciated. Internally developed software represents qualifying salary and consulting costs for time spent on developing internal use software and is included in construction in progress until its completion. The University capitalizes interest using its interest rates on the specific borrowings used to finance the improvements, which approximated 1.9% in 2014, 1.9% in 2013, and 2.2% in 2012. Interest cost capitalized and incurred in the years ended December 31, 2014, 2013, and 2012 are as follows:

	Year Ended December 31,
	2014	2013	2012
Interest incurred	$2,180	$2,626	$1,064
Interest capitalized	379	382	365

Interest expense	$1,801	$2,244	$699

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

In addition, in June 2004, the University entered into a license agreement relating to the University’s use of the Ken Blanchard name for its College of Business. Under the terms of that agreement the University agreed to pay Blanchard a royalty generated on net tuition from certain programs in the University’s College of Business and to issue Blanchard shares of common stock with the actual number of shares issued to be contingent upon the University’s achievement of stated enrollment levels in its College of Business during the term of the agreement. The fair value of the shares issued to Blanchard as part of the license agreement of $3,394 was determined at the date it became probable that shares would then be earned and then adjusted until the date the shares were earned. During 2014, the University reached an agreement to cease the use of the Ken Blanchard name for its College of Business when it renamed the school the Colangelo School of Business; accordingly the remaining balance of the prepaid royalty was expensed as an impaired asset during the year ended December 31, 2014.

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

The fair value of investments, primarily municipal securities, including municipal bond portfolios, were determined using Level 2 of the hierarchy of valuation inputs, with the use of inputs other than quoted prices that are observable for the assets. The unit of account used for valuation is the individual underlying security. The municipal securities are comprised of city and county bonds related to schools, water and sewer, utilities, transportation, healthcare and housing. Because these securities are held by the University as investments, assessment of non-performance risk is not applicable as such considerations are only applicable in evaluating the fair value measurements for liabilities.

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

The University applies a more-likely-than-not threshold for financial statement recognition and measurement of an uncertain tax position taken or expected to be taken in a tax return. The University recognizes interest and penalties related to uncertain tax positions in income tax expense. The University did not record any reserves for uncertain tax positions including interest and penalties as of December 31, 2014 and 2013.

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

Revenue Recognition

Net revenues consist primarily of tuition and fees derived from courses taught by the University online, at its approximately 205 acre campus in Phoenix, Arizona, and at facilities it leases or those of employers, as well as from related educational resources that the University provides to its students, such as access to online materials. Tuition revenue and most fees from related educational resources are recognized pro-rata over the applicable period of instruction, net of scholarships provided by the University. For the years ended December 31, 2014, 2013 and 2012, the University’s revenue was reduced by approximately $139,962, $111,789 and $94,283, respectively, as a result of scholarships that the University offered to students. The University maintains an institutional tuition refund policy, which provides for all or a portion of tuition to be refunded if a student withdraws during stated refund periods. Certain states in which students reside impose separate, mandatory refund policies, which override the University’s policy to the extent in conflict. If a student withdraws at a time when only a portion, or none of the tuition is refundable, then in accordance with its revenue recognition policy, the University continues to recognize the tuition that was not refunded pro-rata over the applicable period of instruction. However, for students that have taken out financial aid to pay their tuition and for which a Return to Title IV is required as a result of his or her withdrawal, the University recognizes revenue after a student withdraws only at the time of cash collection. Sales tax collected from students is excluded from net revenues. Collected but unremitted sales tax is included as an accrued liability in our consolidated balance sheet. The University also charges online students an upfront learning management fee, which is deferred and recognized over the average expected term of a student. Costs that are direct and incremental to new online students are also deferred and recognized ratably over the average expected term of a student. Deferred revenue and student deposits in any period represent the excess of tuition, fees, and other student payments received as compared to amounts recognized as revenue on the income statement and are reflected as current liabilities in the accompanying consolidated balance sheets. The University’s educational programs have starting and ending dates that differ from its fiscal quarters. Therefore, at the end of each fiscal quarter, a portion of revenue from these programs is not yet earned. Other revenues may be recognized as sales occur or services are performed.

Allowance for Doubtful Accounts

The University records an allowance for doubtful accounts for estimated losses resulting from the inability, failure or refusal of its students to make required payments, which includes the recovery of financial aid funds advanced to a student for amounts in excess of the student’s cost of tuition and related fees. The University determines the adequacy of its allowance for doubtful accounts based on an analysis of its historical bad debt experience, current economic trends, and the aging of the accounts receivable and student status. The University applies reserves to its receivables based upon an estimate of the risk presented by the age of the receivables and student status. The University writes off accounts receivable balances of active students at the earlier of the time the balances were deemed uncollectible, or one year after the revenue is generated. The University accelerates the write off of inactive student accounts such that the accounts are written off by day 150. The University continues to reflect accounts receivable with an offsetting allowance as long as management believes there is a reasonable possibility of collection. Bad debt expense is recorded as an instructional costs and services expense in the consolidated income statement.

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

Related party expenses

The University is a party to a revenue sharing arrangement (the Collaboration Agreement) with Mind Streams L.L.C. (Mind Streams), a related party, under which the University, in accordance with applicable Department of Education guidance, pays a percentage of net revenue that it receives from applicants recruited by Mind Streams that matriculate at the University. The University terminated the agreement in 2014 and the University is not accepting any new applicants recruited by Mind Streams. The expenses incurred in conjunction with the Collaboration Agreement are included in admissions advisory and related expenses on our Consolidated Income Statement.

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

Concentration of Credit Risk

The University believes the credit risk related to cash equivalents and investments is limited due to its adherence to an investment policy that required investments to have a minimum AAA to A rating, depending on the type of security, by one major rating agency at the time of purchase. All of the University’s cash equivalents and investments as of December 31, 2014 and 2013 consist of investments rated A or higher by at least one rating agency. Additionally, the University utilizes more than one financial institution to conduct initial and ongoing credit analysis on its investment portfolio to monitor and lower the potential impact of market risk associated with its cash equivalents and investment portfolio.

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

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued “Revenue from Contracts with Customers.” The standard is a comprehensive new revenue recognition model that requires revenue to be recognized in a manner to depict the transfer of goods or services to a customer at an amount that reflects the consideration expected to be received in exchange for those goods or services. The standard is effective for fiscal years, and interim periods within those years, beginning after December 15, 2016, and early adoption is not permitted. Accordingly, the standard is effective for us on January 1, 2017. The University is currently evaluating the impact that the standard will have on our financial condition, results of operations and disclosures.

The University has determined that no other recent accounting pronouncements apply to its operations or would otherwise have a material impact on its consolidated financial statements.

3. Investments

The following is a summary of amounts included in restricted investments of $67,840 as of December 3, 2014 and unrestricted investments as of December 31, 2014 and 2013. In 2014, the University recorded a non-cash transaction to reflect the restriction of $67,840 of investments. The University considered all investments as available for sale.

	As of December 31, 2014
	Adjusted Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Estimated Fair Value
Municipal securities	$83,364	$51	$(177)	$83,238
Municipal bond mutual fund	85,386	—	—	85,386

Total restricted and unrestricted investments	$168,750	$51	$(177)	$168,624

	As of December 31, 2013
	Adjusted Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Estimated Fair Value
Municipal securities	$83,368	$35	$(8)	$83,395
Municipal bond mutual fund	25,025	—	—	25,025

Total unrestricted investments	$108,393	$35	$(8)	$108,420

The cash flows of municipal securities are backed by the issuing municipality’s credit worthiness. All municipal securities are due in one year or less as of December 31, 2014. For the years ended December 31, 2014 and 2013, the net unrealized (losses) or gains on available-for-sale securities were ($93) and $16, net of taxes, respectively.

4. Valuation and Qualifying Accounts

	Balance at Beginning of Year	Charged to Expense	Deductions(1)	Balance at End of Year
Allowance for doubtful accounts receivable:
Year ended December 31, 2014	$9,678	15,045	(18,251)	$6,472
Year ended December 31, 2013	$8,657	19,897	(18,876)	$9,678
Year ended December 31, 2012	$11,706	18,012	(21,061)	$8,657

(1)	Deductions represent accounts written off, net of recoveries.

Grand Canyon Education, Inc.

Notes to Consolidated Financial Statements

(In thousands, except per share data)

5. Property and Equipment

Property and equipment consist of the following:

	As of December 31,
	2014	2013
Land	$76,537	$21,820
Land improvements	8,800	5,176
Buildings	298,124	222,402
Building and leasehold improvements	45,855	32,243
Equipment under capital leases	5,310	5,310
Computer equipment	75,990	64,773
Furniture, fixtures and equipment	38,162	32,583
Internally developed software	20,813	15,606
Other	1,099	1,099
Construction in progress	20,693	23,467

	591,383	424,479
Less accumulated depreciation and amortization	(113,213)	(84,883)

Property and equipment, net	$478,170	$339,596

Depreciation and amortization expense associated with property and equipment, including assets under capital lease, totaled $28,529, $24,546, and $21,264 for the years ended December 31, 2014, 2013, and 2012, respectively.

6. Notes Payable and Other Noncurrent Liabilities

In December 2012, the University entered into a credit agreement with Bank of America, N.A. as Administrative Agent and other lenders (the “Agreement”). The Agreement provides the University a note payable and a revolving line of credit in the amount of $50,000 through December 2017 to be utilized for working capital, capital expenditures, share repurchases and other general corporate purposes. The Agreement contains standard covenants, that, among other things, restrict the University’s ability to incur additional debt or make certain investments, require the University to maintain compliance with certain applicable regulatory standards, and require the University to achieve certain financial ratios and maintain a certain financial condition. Indebtedness under the Agreement is secured by the University’s assets and is guaranteed by certain of the University’s subsidiaries. As of December 31, 2014, the University is in compliance with its debt covenants. Under the loan covenant computation as of December 31, 2014, $50,000 is available to be borrowed on the revolving line of credit although none has been drawn as of December 31, 2014.

	As of December 31,
	2014	2013
Notes Payable
Note payable, monthly payment of $556; interest at 30 day LIBOR plus 1.75% (1.92% at December 31, 2014) through December 31, 2019	$86,049	$92,573
Various Gift Annuities; quarterly payments of $34 extending through 2019; interest at 10%	444	527

	86,493	93,100
Less: Current portion	6,616	6,607

	$79,877	$86,493

Grand Canyon Education, Inc.

Notes to Consolidated Financial Statements

(In thousands, except per share data)

Payments due under the notes payable obligations are as follows as of December 31, 2014:

2015	$6,616
2016	6,625
2017	6,636
2018	6,691
2019	59,925
Thereafter	—

$86,493

Long-term deferred rent included in other noncurrent liabilities as of December 31, 2014 and 2013 was $4,513 and $6,811, respectively.

7. Capital Lease Obligations

Capital lease obligations consist of the following:

	As of December 31,
	2014	2013
Capital Lease Obligations
Capital lease for equipment, monthly payments totaling $8; interest rate at 2.2%, through 2016	$497	$586

Less: Current portion of capital lease obligations	91	89

	$406	$497

Payments due under future minimum lease payments under the capital lease obligations are as follows as of December 31, 2014:

2015	$101
2016	410

511
Less: Portion representing interest	14

Present value of minimum lease payments	$497

8. Commitments and Contingencies

Leases

The University leases certain land, buildings and equipment under non-cancelable operating leases expiring at various dates through 2021. Future minimum lease payments under operating leases due each year are as follows at December 31, 2014:

2015	$7,100
2016	5,308
2017	3,933
2018	3,430
2019	3,020
Thereafter	4,935

Total minimum payments	$27,726

Total rent expense and related taxes and operating expenses under operating leases for the years ended December 31, 2014, 2013 and 2012 was $8,409, $7,074, and $7,635, respectively.

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

Tax Reserves, Non-Income Tax Related

From time to time the University has exposure to various non-income tax related matters that arise in the ordinary course of business. At December 31, 2014 and 2013, the University has reserved approximately $659 and $729 for tax matters where its ultimate exposure is considered probable and the potential loss can be reasonably estimated.

9. Derivative Instruments

On June 30, 2009 and February 27, 2013, respectively, the University entered into an interest rate swap and an interest rate corridor to manage its 30 Day LIBOR interest exposure related to its variable rate debt. Neither of these instruments contained financing elements. The contractual terms of the University’s derivative instruments have not been structured such that net payments made by one party in the earlier periods are to be subsequently returned by the counterparty in later periods of the derivative’s term. Neither of the University’s derivative instruments have been amended or modified since their inception. The fair value of the interest rate corridor instrument as of December 31, 2014 and 2013 was $1,332 and $1,917, respectively, which is included in other assets. The fair value of the interest rate swap was a liability of $111 as of December 31, 2013, which is included in accrued liabilities but was terminated upon its expiration date in April 2014. The fair values of each derivative instrument were determined using a hypothetical derivative transaction and Level 2 of the hierarchy of valuation inputs. These derivative instruments were originally designated as cash flow hedges of variable rate debt obligations. The adjustments of $486, $947, and $241 for the years ended December 31, 2014, 2013 and 2012, respectively, for the effective portion of the gain/loss on the derivatives is included as a component of other comprehensive income, net of taxes.

The interest rate corridor instrument reduces variable interest rate risk starting March 1, 2013 through December 20, 2019 with a notional amount of $86,667 as of December 31, 2014. The corridor instrument’s terms permit the University to hedge its interest rate risk at several thresholds; the University pays variable interest monthly based on the 30-day LIBOR rates until that index reaches 1.5%. If 30-day LIBOR is equal to 1.5% through 3.0%, the University pays 1.5%. If 30-day LIBOR exceeds 3.0%, the University pays actual 30-day LIBOR less 1.5%. Therefore, the University has hedged its exposure to future variable rate cash flows through December 20, 2019.

As of December 31, 2014 no derivative ineffectiveness was identified. Any ineffectiveness in the University’s derivative instruments designated as hedges would be reported in interest expense in the income statement. As of December 31, 2014, $13 of credit default risk interest income was recorded in interest expense in the income statement. At December 31, 2014, the University does not expect to reclassify any gains or losses on derivative instruments from accumulated other comprehensive income (loss) into earnings during the next 12 months.

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

	Year Ended December 31,
	2014	2013	2012
Denominator:
Basic common shares outstanding	45,538	44,731	44,332
Effect of dilutive stock options and restricted stock	1,468	1,400	919

Diluted common shares outstanding	47,006	46,131	45,251

Diluted weighted average shares outstanding exclude the incremental effect of shares that would be issued upon the assumed exercise of stock options and vesting of restricted stock. For each of the years ended December 31, 2014, 2013 and 2012, approximately 174, 134 and 1,599, respectively, of the University’s stock options and restricted stock awards outstanding were excluded from the calculation of diluted earnings per share as their inclusion would have been anti-dilutive. These options and restricted stock awards could be dilutive in the future.

11. Equity Transactions

Preferred Stock

As of December 31, 2014 and 2013, the University had 10,000 shares of authorized but unissued and undesignated preferred stock. The University’s charter provides that the board of directors has authority to issue preferred stock, with voting powers, designations, preferences, and special rights, qualifications, limitation, or restrictions as permitted by law as determined by the board of directors, without stockholder approval. The board of directors may authorize the issuance of preferred stock with voting or conversion rights that could adversely affect the voting power or other rights of the holders of the common stock.

Treasury Stock

The Board of Directors has authorized the University to repurchase up to $75,000 in aggregate of common stock, from time to time, depending on market conditions and other considerations. On September 23, 2014, our Board of Directors extended the expiration date on the repurchase authorization to September 30, 2015. Repurchases occur at the University’s discretion. Repurchases may be made in the open market or in privately negotiated transactions, pursuant to the applicable Securities and Exchange Commission rules. The amount and timing of future share repurchases, if any, will be made as market and business conditions warrant. Since its approval of the share repurchase plan, the University has purchased 2,787 shares of common stock at an aggregate cost of $49,135, which includes 38 shares of common stock at an aggregate cost of $1,676 during the year ended December 31, 2014, which are recorded at cost in the accompanying December 31, 2014 consolidated balance sheet and statement of stockholders’ equity. At December 31, 2014, there remained $25,865 available under its current share repurchase authorization.

12. Income Taxes

The University has deferred tax assets and liabilities that reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Deferred tax assets are subject to periodic recoverability assessments. Realization of the deferred tax assets, net of deferred tax liabilities is principally dependent upon achievement of projected future taxable income. Based upon the level of historical taxable income and projections for future taxable income over the periods in which the deferred tax assets are deductible, management believes it is more-likely-than-not that the University will realize the benefits of these deductible differences. The University has no valuation allowance at December 31, 2014 and 2013.

The components of income tax expense (benefit) are as follows:

	Year Ended December 31,
	2014	2013	2012
Current:
Federal	$50,980	$40,949	$36,367
State	6,216	5,540	7,462

	57,196	46,489	43,829

Deferred:
Federal	2,734	4,209	(448)
State	418	898	32

	3,152	5,107	(416)

Tax expense recorded as an increase of paid-in capital	7,884	4,588	564

	$68,232	$56,184	$43,977

Grand Canyon Education, Inc.

Notes to Consolidated Financial Statements

(In thousands, except per share data)

A reconciliation of income tax computed at the U.S. statutory rate to the effective income tax rate is as follows:

	Year Ended December 31,
	2014	2013	2012
Statutory U.S. federal income tax rate	35.0%	35.0%	35.0%
State income taxes, net of federal tax benefit	4.3	5.5	5.9
State tax credits, net of federal effect	(1.5)	(1.8)	(1.6)
Nondeductible expenses	0.1	0.3	0.2
Other	0.1	(0.2)	(0.7)

Effective income tax rate	38.0%	38.8%	38.8%

Significant components of the University’s deferred income tax assets and liabilities are as follows:

	As of December 31,
	2014	2013
Deferred tax assets:
Allowance for doubtful accounts	$2,654	$3,870
Share-based compensation	8,487	7,987
Deferred rent	1,290	2,290
Intangibles	3,312	3,669
Other	4,440	2,016

Deferred tax assets	20,183	19,832

Deferred tax liability:
Property and equipment	(28,203)	(24,952)
Other	(1,805)	(1,553)

Deferred tax liability	(30,008)	(26,505)

Net deferred tax liability	$(9,825)	$(6,673)

The deferred tax amounts above have been classified in the University’s balance sheets as follows:

	As of December 31,
	2014	2013
Deferred income taxes, current	$6,149	$5,159
Deferred income taxes, non-current	(15,974)	(11,832)

Net deferred tax liability	$(9,825)	$(6,673)

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

There were no unrecognized tax benefits at December 31, 2014 or 2013. During the year ended December 31, 2012, the University recognized approximately $87 in interest and penalties. At December 31, 2014 and 2013, the University had no accrued interest or penalties. It is reasonably possible that the unrecognized tax benefits will change during the next 12 months, however management does not expect the potential amount to have a material effect on the results of operations or financial position.

Grand Canyon Education, Inc.

Notes to Consolidated Financial Statements

(In thousands, except per share data)

The University is subject to taxation in the United States, in states with an income tax and in several local jurisdictions. During the second quarter ended June 30, 2014, the Internal Revenue Service (“IRS”) commenced an examination of the University’s 2011 income tax return. The IRS concluded its audit of the University’s 2011 income tax return with no changes to our reported tax or tax liability. As of December 31, 2014, the earliest tax year still subject to examination for federal and state purposes is 2011 and 2005, respectively.

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

To participate in the Title IV programs, an institution must be authorized to offer its programs of instruction by the relevant agency of the state in which it is located, accredited by an accrediting agency recognized by the Department of Education and certified as eligible by the Department of Education. The Department of Education will certify an institution to participate in the Title IV programs only after the institution has demonstrated compliance with the Higher Education Act and the Department of Education’s extensive regulations regarding institutional eligibility. An institution must also demonstrate its compliance to the Department of Education on an ongoing basis. As of December 31, 2014, management believes the University is in compliance with the applicable regulations in all material respects.

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

Grand Canyon Education, Inc.

Notes to Consolidated Financial Statements

(In thousands, except per share data)

A second program review, focused on the University’s administration of the Title IV programs in which it participates, its administration of the Clery Act and related regulations, and its compliance with the requirements of the Drug-Free Schools and Communities Act for the 2012-2013 and 2013-2014 award years, was initiated in April 2014. The final program review determination letter received in June 2014 set forth three findings, each of which involved individual student-specific information gathering and/or reporting errors and all of which the University promptly corrected to the Department of Education’s satisfaction. Accordingly, the final program review determination letter concluded that the University had taken all corrective actions necessary to resolve the findings and that the program review had been closed with no further action required.

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

90/10 Disclosure

The University derives a substantial portion of its revenues from student financial aid received by its students under the Title IV programs administered by the Department of Education pursuant to the Higher Education Act. To continue to participate in the student financial aid programs the University must comply with the regulations promulgated under the Higher Education Act. The regulations restrict the proportion of cash receipts for tuition and fees from eligible programs to not more than 90 percent from Title IV programs (the “90/10 revenue test”). If an institution fails to satisfy the test for one year, its participation status becomes provisional for two consecutive fiscal years. If the test is not satisfied for two consecutive years, eligibility to participate in Title IV programs is lost for at least two fiscal years. Using the Department of Education’s cash-basis, regulatory formula under the 90/10 Rule as currently in effect, for its 2014, 2013, and 2012 fiscal years, the University derived 76.5%, 78.5%, and 80.3%, respectively, for its 90/10 revenue from Title IV program funds.

14. Share-Based Compensation Plans

Adoption of Equity Plans

On September 27, 2008 the University’s shareholders approved the adoption of the 2008 Equity Incentive Plan (“Incentive Plan”) and the 2008 Employee Stock Purchase (“ESPP”). A total of 4,200 shares of the University’s common stock was originally authorized for issuance under the Incentive Plan. On January 1 of each subsequent year in accordance with the terms of the Incentive Plan, the number of shares authorized for issuance under the Incentive Plan automatically increased by 2.5% of the number of shares of common stock issued and outstanding on December 31, raising the total number of shares of common stock authorized for issuance under the Incentive Plan to 12,167 shares effective January 1, 2015. Although the ESPP has not yet been implemented, a total of 1,050 shares of the University’s common stock have been authorized for sale under the ESPP.

Incentive Plan

Restricted Stock

During fiscal year 2014, 2013 and 2012, the University granted 308, 575 and 552 shares of common stock, respectively, with a service vesting condition to certain of its executives, officers, faculty and employees. The restricted shares have voting rights and vest evenly at 20% over each of the next five years. Upon vesting, shares will be held in lieu of taxes equivalent to the minimum statutory tax withholding required to be paid when the restricted stock vests. In 2014, 2013, and 2012 the University granted 9, 11, and 11 shares of common stock, respectively, to certain of the non-employee members of the University’s board of directors. The restricted shares have voting rights and vest within one year of the date of grant. In addition, in 2013 the University granted 8 shares of common stock to a consultant. The restricted shares have voting rights and vest evenly at a rate of 20% per year over each of the next five years.

Grand Canyon Education, Inc.

Notes to Consolidated Financial Statements

(In thousands, except per share data)

A summary of the activity related to restricted stock granted under the University’s Incentive Plan is as follows:

	Total Shares	Weighted Average Grant Date Fair Value per Share
Outstanding as of December 31, 2011	6	$13.88
Granted	563	$17.04
Vested	(6)	$13.88
Forfeited, canceled or expired	(10)	$17.03

Outstanding as of December 31, 2012	553	$17.04

Granted	594	$24.44
Vested	(119)	$17.13
Forfeited, canceled or expired	(45)	$20.57

Outstanding as of December 31, 2013	983	$21.34

Granted	317	$46.02
Vested	(225)	$21.27
Forfeited, canceled or expired	(42)	$27.36

Outstanding as of December 31, 2014	1,033	$28.75

As of December 31, 2014, there was approximately $23,344 of total unrecognized share-based compensation cost, net of estimated forfeitures, related to unvested restricted stock awards. These costs are expected to be recognized over a weighted average period of 2.22 years.

Grand Canyon Education, Inc.

Notes to Consolidated Financial Statements

(In thousands, except per share data)

Stock Options

No options were granted in 2014 and 2012. During 2013, the University granted time vested options to purchase shares of common stock with an exercise price equal to the fair market value on the date of grant to an employee. The time vested options vest ratably over a period of four years and expire ten years from the date of grant. Prior to 2012, the University granted time vested options to purchase shares of common stock with an exercise price equal to the fair market value on the date of grant to employees. These time vested options vest ratably over a period of five years and expire ten years from the date of grant. A summary of the activity related to stock options granted under the University’s Incentive Plan is as follows:

	Summary of Stock Options Outstanding
	Total Shares	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value ($)(1)
Outstanding as of December 31, 2011	4,964	$14.47
Granted	—	$—
Exercised	(611)	$13.16
Forfeited, canceled or expired	(124)	$17.63

Outstanding as of December 31, 2012	4,229	$14.57

Granted	25	$24.97
Exercised	(1,160)	$14.03
Forfeited, canceled or expired	(71)	$17.22

Outstanding as of December 31, 2013	3,023	$14.80

Granted	—	$—
Exercised	(539)	$14.51
Forfeited, canceled or expired	(32)	$16.93

Outstanding as of December 31, 2014	2,452	$14.83	4.86	$78,045

Exercisable as of December 31, 2014	1,897	$14.19	4.53	$61,608

Available for issuance as of December 31, 2014	2,143

(1)	Aggregate intrinsic value represents the value of the University’s closing stock price on December 31, 2014 ($46.66) in excess of the exercise price multiplied by the number of options outstanding or exercisable.

As of December 31, 2014, there was approximately $2,069 of total unrecognized share-based compensation cost, net of estimated forfeitures, related to unvested stock options. These costs are expected to be recognized over a weighted average period of 0.96 years.

The following table summarizes information related to stock options exercised for years ended December 31, 2014, 2013 and 2012:

	2014	2013	2012
Amounts related to options exercised:
Intrinsic value realized by optionee	$27,499	$20,364	$4,683
Actual tax benefit realized by the University for tax deductions	$11,000	$8,145	$1,873

Cash received from stock option exercises during fiscal year 2014, 2013 and 2012 totaled approximately $7,825, $16,278 and $8,049, respectively.

Grand Canyon Education, Inc.

Notes to Consolidated Financial Statements

(In thousands, except per share data)

Share-based Compensation

Share-based Compensation Expense Assumptions – Restricted Stock Awards

The University measures and recognizes compensation expense for share-based payment awards made to employees, consultants and directors. The University calculates the fair value of share-based awards on the date of grant for employees and directors. The University calculates the fair value of share-based awards to consultants on the date of vesting. Stock-based compensation expense related to restricted stock grants is expensed over the vesting period using the straight-line method for University employees, the University’s board of directors and the consultant, net of estimated forfeitures. The restricted shares have voting rights.

Share-based Compensation Expense Assumptions – Stock Options

The University granted stock options in 2013. No stock options were granted in 2014 or 2012.

Fair Value. The University uses the Black-Scholes-Merton option pricing model to estimate the fair value of the University’s options as of the grant dates using the following weighted average assumptions:

Year Ended December 31,	2013
Weighted average fair value	$8.20
Expected volatility	39.86%
Expected life (years)	4.25
Risk-free interest rate	0.65%
Dividend yield	0%

Expected Volatility. The University believes that the use of Grand Canyon Education, Inc.’s historical stock price provides an accurate estimate of expected volatility. Therefore, the expected volatility assumption for the year ended December 31, 2013 is based upon the University’s historical stock price.

Expected Life (years). In 2013, the University determined it now has enough historical option exercise information to be able to accurately estimate an expected term, and as such, its computation of expected term was calculated using its own historical data. Prior to 2013, the University used the simplified method to estimate the expected term of stock options under certain circumstances. The simplified method for estimating expected term is to use the mid-point between the vesting term and the contractual term of the share option. The University previously analyzed the circumstances in which the use of the simplified method was allowed. The University elected to use the simplified method for options granted prior to 2013 because the University did not have historical exercise data to estimate expected term due to the limited time period its shares had been publicly traded.

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

Grand Canyon Education, Inc.

Notes to Consolidated Financial Statements

(In thousands, except per share data)

The table below outlines share-based compensation expense for the fiscal years ended December 31, 2014, 2013 and 2012 related to restricted stock and stock options granted:

	2014	2013	2012
Instructional costs and services	$5,921	$5,246	$3,809
Admissions advisory and related	166	134	224
Marketing and promotional	220	229	169
General and administrative	3,638	4,327	3,609

Share-based compensation expense included in operating expenses	9,945	9,936	7,811
Tax effect of share-based compensation	(3,978)	(3,974)	(3,124)

Share-based compensation expense, net of tax	$5,967	$5,962	$4,687

401(k) Plan

The University has established a 401(k) Defined Contribution Benefit Plan (the “Plan”). The Plan provides eligible employees, upon date of hire, with an opportunity to make tax-deferred contributions into a long-term investment and savings program. All employees over the age of 21 are eligible to participate in the plan. The Plan allows eligible employees to contribute to the Plan subject to Internal Revenue Code restrictions and the Plan allows the University to make discretionary matching contributions. The University plans to make a matching contribution to the Plan of approximately $1,600 for the year ended December 31, 2014. The University made discretionary matching contributions to the Plan of $1,298 and $1,080 for the years ended December 31, 2013 and 2012, respectively.

15. Related Party Transactions

Related party transactions include transactions between the University and certain of its affiliates. The following transactions were in the normal course of operations and were measured at the exchange amount, which is the amount of consideration established and agreed to by the parties.

As of and for the years ended December 31, 2014, 2013, and 2012, related party transactions consisted of the following:

Affiliates

Mind Streams, LLC (“Mind Streams”) — Mind Streams is owned and operated, in part, by the father of the University’s Executive Chairman. See further discussion in Note 2, Summary of Significant Accounting Policies — Related party expenses.

Grand Canyon University Foundation (“GCUF”) — GCUF was formed in 2010 to support public charities. The University’s President, CEO and Director serves as the president of GCUF. All of the board seats are taken by University executives and employees. The University is not the primary beneficiary of GCUF, and accordingly, the University does not consolidate GCUF’s statement of activities with its financial results. The University contributed $200 for the year ended December 31, 2012, of which no amounts were owed at December 31, 2014 and 2013, respectively.

LOPE Kingdom Fund (“LKF”) — LKF was formed in 2014 to provide seed funding for entrepreneurial ventures initiated by the University’s students. The University’s President, CEO and Director serves as the president of LKF. All of the board seats are taken by University executives. The University is not the primary beneficiary of LKF, and accordingly, the University does not consolidate LKF’s statement of activities with its financial results. The University contributed $500 for the year ended December 31, 2014, of which no amounts were owed at December 31, 2014.

Grand Canyon Education, Inc.

Notes to Consolidated Financial Statements

(In thousands, except per share data)

16. Quarterly Results of Operations (Unaudited)

The following table summarizes the unaudited quarterly results of operations for 2014 and 2013 and should be read in conjunction with other information included in the accompanying consolidated financial statements.

	2014
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Net revenue	$167,432	$158,594	$175,056	$189,973
Costs and expenses:
Instructional costs and services	70,678	67,847	71,714	78,552
Admissions advisory and related	26,261	26,208	27,324	28,774
Advertising	16,712	15,751	16,491	16,854
Marketing and promotional	1,791	1,907	1,931	1,810
General and administrative	8,554	8,994	11,640	10,447

Total costs and expenses	123,996	120,707	129,100	136,437

Operating income	43,436	37,887	45,956	53,536
Interest expense	(523)	(356)	(576)	(346)
Interest income and other	137	197	43	307

Income before income taxes	43,050	37,728	45,423	53,497
Income tax expense	16,762	14,659	16,407	20,404

Net income	$26,288	$23,069	$29,016	$33,093

Earnings per share:
Basic income per share(1)	$0.58	$0.51	$0.64	$0.72

Diluted income per share(1)	$0.56	$0.49	$0.62	$0.70

Basic weighted average shares outstanding	45,205	45,598	45,651	45,652

Diluted weighted average shares outstanding	46,841	46,990	47,051	47,097

(1)	The sum of quarterly income per share may not equal annual income per share due to rounding.

	2013
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Net revenue	$142,030	$141,463	$152,399	$162,443
Costs and expenses:
Instructional costs and services	59,997	61,747	64,704	67,971
Admissions advisory and related	22,993	23,346	24,578	26,160
Advertising	15,929	14,520	15,498	15,038
Marketing and promotional	1,435	1,383	1,299	1,527
General and administrative	8,051	8,978	9,035	10,870

Total costs and expenses	108,405	109,974	115,114	121,566

Operating income	33,625	31,489	37,285	40,877
Interest expense	(668)	(439)	(528)	(609)
Interest income and other	2,195	62	1,502	104

Income before income taxes	35,152	31,112	38,259	40,372
Income tax expense	14,207	12,048	15,714	14,215

Net income	$20,945	$19,064	$22,545	$26,157

Earnings per share:
Basic income per share(1)	$0.47	$0.43	$0.50	$0.58

Diluted income per share(1)	$0.46	$0.42	$0.49	$0.56

Basic weighted average shares outstanding	44,242	44,681	44,963	45,026

Diluted weighted average shares outstanding	45,449	45,929	46,424	46,712

(1)	The sum of quarterly income per share may not equal annual income per share due to rounding.

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

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

Under the supervision and with the participation of our management, including our Principal Executive Officer and Principal Financial Officer, an evaluation was performed on the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) promulgated under the Exchange Act), as of the end of the period covered by this annual report. Based on that evaluation, our management, including the Principal Executive Officer and Principal Financial Officer, concluded that our disclosure controls and procedures were effective as of December 31, 2014.

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

Management performed an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2014, utilizing the criteria described in the “Internal Control-Integrated Framework (1992)” issued by the Committee of Sponsoring Organizations of the Treadway Commission. The objective of this assessment was to determine whether our internal control over financial reporting was effective as of December 31, 2014. Based on its assessment, management believes that, as of December 31, 2014, the Company’s internal control over financial reporting is effective.

The effectiveness of our internal control over financial reporting as of and for the year ended December 31, 2014 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their audit report which is included herein.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Grand Canyon Education, Inc.:

We have audited Grand Canyon Education, Inc.’s internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control — Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Grand Canyon Education, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Grand Canyon Education, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control — Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the accompanying consolidated balance sheets of Grand Canyon Education, Inc. and subsidiaries as of December 31, 2014 and 2013, and the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2014, and our report dated February 18, 2015, expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

Phoenix, Arizona

February 18, 2015

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the year ended December 31, 2014, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Information relating to our Board of Directors, Executive Officers, and Corporate Governance required by this item appears in the sections entitled “Corporate Governance and Board Matters” and “Proposal No. 1: Election of Directors” in our 2015 proxy statement, to be filed within 120 days of our fiscal year end (December 31, 2014) and such information is incorporated herein by reference.

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

Information relating to this item appears in the section entitled “Executive Compensation” in our 2015 proxy statement, to be filed within 120 days of our fiscal year end (December 31, 2014) and such information is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information relating to this item appears in the sections entitled “Executive Compensation” and “Beneficial Ownership of Common Stock” in our 2015 proxy statement, to be filed within 120 days of our fiscal year end (December 31, 2014) and such information is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Information relating to this item appears in the sections entitled “Corporate Governance and Board Matters — Director Independence” and “Certain Relationships and Related Party Transactions” in our 2015 proxy statement, to be filed within 120 days of our fiscal year end (December 31, 2014) and such information is incorporated herein by reference.

Item 14.	Principal Accounting Fees and Services

Information relating to this item appears in the section entitled “Ratification of Independent Registered Public Accounting Firm — Fees” in our 2015 our proxy statement, to be filed within 120 days of our fiscal year end (December 31, 2014) and such information is incorporated herein by reference.

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

3.	Exhibits

Number	Description	Method of Filing

3.1	Amended and Restated Certificate of Incorporation	Incorporated by reference to Exhibit 3.1 to Amendment No. 6 to the University’s Registration Statement on Form S-1 filed with the SEC on November 12, 2008.

3.2	Second Amended and Restated Bylaws	Incorporated by reference to Exhibit 3.1 to the University’s Current Report on Form 8-K filed with the SEC on August 2, 2010.

4.1	Specimen of Stock Certificate	Incorporated by reference to Exhibit 4.1 to Amendment No. 2 to the University’s Registration Statement on Form S-1 filed with the SEC on September 29, 2008.

10.1	Amended and Restated Executive Employment Agreement, dated September 10, 2008, by and between Grand Canyon Education, Inc. and Brent Richardson†	Incorporated by reference to Exhibit 10.1 to Amendment No. 2 to the University’s Registration Statement on Form S-1 filed with the SEC on September 29, 2008.

10.2	2008 Equity Incentive Plan, as amended†	Incorporated by reference to Exhibit 10.1 to the University’s Quarterly Report on Form 10-Q filed with the SEC on November 14, 2011.

10.3	2008 Employee Stock Purchase Plan†	Incorporated by reference to Exhibit 10.5 to Amendment No. 2 to the University’s Registration Statement on Form S-1 filed with the SEC on September 29, 2008.

10.4	Amended and Restated Executive Employment Agreement, dated July 30, 2012, by and between Grand Canyon Education, Inc. and Brian E. Mueller†	Incorporated by reference to Exhibit 10.1 to the University’s Quarterly Report on Form 10-Q filed with the SEC on August 6, 2012.

10.5	Amended and Restated Executive Employment Agreement, dated July 30, 2012, by and between Grand Canyon Education, Inc. and W. Stan Meyer†	Incorporated by reference to Exhibit 10.2 to the University’s Quarterly Report on Form 10-Q filed with the SEC on August 6, 2012.

10.6	Amended and Restated Executive Employment Agreement, dated July 30, 2012, by and between Grand Canyon Education, Inc. and Daniel E. Bachus†	Incorporated by reference to Exhibit 10.3 to the University’s Quarterly Report on Form 10-Q filed with the SEC on August 6, 2012.

10.7	Amended and Restated Executive Employment Agreement, dated July 30, 2012, by and between Grand Canyon Education, Inc. and Joseph N. Mildenhall†	Incorporated by reference to Exhibit 10.4 to the University’s Quarterly Report on Form 10-Q filed with the SEC on August 6, 2012.

10.8	Form of Director and Officer Indemnity Agreement	Incorporated by reference to Exhibit 10.21 to Amendment No. 2 to the University’s Registration Statement on Form S-1 filed with the SEC on September 29, 2008.

10.9	Credit Agreement, dated December 21, 2012, by and among Grand Canyon Education, Inc., Bank of America, N.A., and the other parties named therein.	Incorporated by reference to Exhibit 10.10 to the University’s Annual Report on Form 10-K filed with the SEC on February 19, 2013.

10.10	Executive Employment Agreement, dated September 7, 2012, by and between Grand Canyon Education, Inc. and Brian M. Roberts†	Incorporated by reference to Exhibit 10.1 to the University’s Quarterly Report on Form 10-Q filed with the SEC on May 7, 2013.

21.0	Subsidiaries of Grand Canyon Education, Inc.	Filed herewith.

23.1	Consent of KPMG LLP, Independent Registered Public Accounting Firm	Filed herewith.

24.1	Power of Attorney	Filed herewith (on signature page)

Number	Description	Method of Filing

31.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a) and 15d-14(a) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith.

31.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a) and 15d-14(a) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith.

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002††	Filed herewith.

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002††	Filed herewith.

†	Indicates a management contract or any compensatory plan, contract or arrangement.
††	This certification is being furnished solely to accompany this report pursuant to 18 U.S.C. Section 1350, and is not being filed for purposes of Section 18 of the Exchange Act, and is not to be incorporated by reference into any filings of the University, whether made before or after the date hereof, regardless of any general incorporation language in such filing.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GRAND CANYON EDUCATION, INC.

By:	/s/ Brian E. Mueller
Name: Brian E. Mueller
Title: President and Chief Executive Officer
Dated: February 18, 2015

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

Signature	Title	Date

/s/ Brian E. Mueller	President, Chief Executive Officer and Director	February 18, 2015
Brian E. Mueller	(Principal Executive Officer)

/s/ Daniel E. Bachus	Chief Financial Officer	February 18, 2015
Daniel E. Bachus	(Principal Financial Officer and Principal Accounting Officer)

/s/ Brent D. Richardson	Executive Chairman	February 18, 2015
Brent D. Richardson

/s/ David J. Johnson	Director	February 18, 2015
David J. Johnson

/s/ Jack A. Henry	Director	February 18, 2015
Jack A. Henry

/s/ Bradley A. Casper	Director	February 18, 2015
Bradley A. Casper

/s/ Kevin F. Warren	Director	February 18, 2015
Kevin F. Warren

/s/ Sara R. Dial	Director	February 18, 2015
Sara R. Dial