Form 10-Q
period 2015-03-31
Grand Canyon Education, Inc.
filed 2015-04-29
CIK 1434588

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

or

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

The total number of shares of common stock outstanding as of April 24, 2015, was 47,075,172.

GRAND CANYON EDUCATION, INC.

FORM 10-Q

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

GRAND CANYON EDUCATION, INC.

Consolidated Income Statements

(Unaudited)

	Three Months Ended March 31,
(In thousands, except per share data)	2015	2014
Net revenue	$194,127	$167,432
Costs and expenses:
Instructional costs and services	78,687	70,678
Admissions advisory and related, including $505 and $805 to related parties for the three months ended March 31, 2015 and 2014, respectively	28,333	26,261
Advertising	20,031	16,712
Marketing and promotional	1,694	1,791
General and administrative	9,396	8,554

Total costs and expenses	138,141	123,996

Operating income	55,986	43,436
Interest expense	(375)	(523)
Interest and other income	257	137

Income before income taxes	55,868	43,050
Income tax expense	21,689	16,762

Net income	$34,179	$26,288

Earnings per share:
Basic income per share	$0.75	$0.58

Diluted income per share	$0.72	$0.56

Basic weighted average shares outstanding	45,789	45,205

Diluted weighted average shares outstanding	47,201	46,841

The accompanying notes are an integral part of these consolidated financial statements.

GRAND CANYON EDUCATION, INC.

Consolidated Statements of Comprehensive Income

(Unaudited)

	Three Months Ended March 31,
(In thousands)	2015	2014
Net income	$34,179	$26,288
Other comprehensive income (loss), net of tax:
Unrealized gains (losses) on available-for-sale securities, net of taxes of $3 and $10 for March 31, 2015 and 2014, respectively	5	(16)
Unrealized losses on hedging derivatives, net of taxes of $153 and $17 for March 31, 2015 and 2014, respectively	(239)	(26)

Comprehensive income	$33,945	$26,246

The accompanying notes are an integral part of these consolidated financial statements.

GRAND CANYON EDUCATION, INC.

Consolidated Balance Sheets

(In thousands, except par value)	March 31, 2015	December 31, 2014
	(Unaudited)
ASSETS:
Current assets
Cash and cash equivalents	$86,156	$65,238
Restricted cash, cash equivalents and investments	57,875	67,840
Investments	101,015	100,784
Accounts receivable, net	6,689	7,605
Deferred income taxes	6,106	6,149
Other current assets	20,240	19,429

Total current assets	278,081	267,045
Property and equipment, net	527,729	478,170
Prepaid royalties	3,577	3,650
Goodwill	2,941	2,941
Other assets	3,242	3,907

Total assets	$815,570	$755,713

LIABILITIES AND STOCKHOLDERS’ EQUITY:
Current liabilities
Accounts payable	$34,316	$22,715
Accrued compensation and benefits	18,216	23,995
Accrued liabilities	14,804	13,533
Income taxes payable	15,544	4,906
Student deposits	58,949	69,584
Deferred revenue	53,407	36,868
Due to related parties	420	403
Current portion of capital lease obligations	92	91
Current portion of notes payable	6,618	6,616

Total current liabilities	202,366	178,711
Capital lease obligations, less current portion	383	406
Other noncurrent liabilities	4,245	4,513
Deferred income taxes, noncurrent	17,166	15,974
Notes payable, less current portion	78,221	79,877

Total liabilities	302,381	279,481

Commitments and contingencies
Stockholders’ equity
Preferred stock, $0.01 par value, 10,000 shares authorized; 0 shares issued and outstanding at March 31, 2015 and December 31, 2014	—	—
Common stock, $0.01 par value, 100,000 shares authorized; 50,164 and 49,746 shares issued and 47,068 and 46,744 shares outstanding at March 31, 2015 and December 31, 2014, respectively	502	497
Treasury stock, at cost, 3,096 and 3,002 shares of common stock at March 31, 2015 and December 31, 2014, respectively	(57,948)	(53,770)
Additional paid-in capital	165,734	158,549
Accumulated other comprehensive loss	(269)	(35)
Retained earnings	405,170	370,991

Total stockholders’ equity	513,189	476,232

Total liabilities and stockholders’ equity	$815,570	$755,713

The accompanying notes are an integral part of these consolidated financial statements.

GRAND CANYON EDUCATION, INC.

Consolidated Statement of Stockholders’ Equity

(In thousands)

(Unaudited)

						Accumulated
					Additional	Other
	Common Stock		Treasury Stock		Paid-in	Comprehensive	Retained
	Shares	Par Value	Shares	Cost	Capital	Loss	Earnings	Total
Balance at December 31, 2014	49,746	$497	3,002	$(53,770)	$158,549	$(35)	$370,991	$476,232
Comprehensive income	—	—	—	—	—	(234)	34,179	33,945
Restricted shares forfeited	—	—	3	—	—	—	—	—
Exercise of stock options	105	2	—	—	1,733	—	—	1,735
Excess tax benefits	—	—	—	—	2,870	—	—	2,870
Share-based compensation	313	3	91	(4,178)	2,582	—	—	(1,593)

Balance at March 31, 2015	50,164	$502	3,096	$(57,948)	$165,734	$(269)	$405,170	$513,189

The accompanying notes are an integral part of these consolidated financial statements.

GRAND CANYON EDUCATION, INC.

Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended March 31,
(In thousands)	2015	2014
Cash flows provided by operating activities:
Net income	$34,179	$26,288
Adjustments to reconcile net income to net cash provided by operating activities:
Share-based compensation	2,603	2,204
Excess tax benefits from share-based compensation	(2,816)	(6,419)
Provision for bad debts	3,968	3,795
Depreciation and amortization	8,154	6,929
Deferred income taxes	1,001	1,150
Prepaid royalty impairment	—	966
Other	—	121
Changes in assets and liabilities:
Restricted cash, cash equivalents and investments	9,965	13,534
Accounts receivable	(3,052)	(3,962)
Prepaid expenses and other	(283)	957
Due to/from related parties	17	62
Accounts payable	(165)	(1,702)
Accrued liabilities and employee related liabilities	(4,526)	(6,419)
Income taxes receivable/payable	13,508	15,104
Deferred rent	(268)	(260)
Deferred revenue	16,539	13,884
Student deposits	(10,635)	(12,561)

Net cash provided by operating activities	68,189	53,671

Cash flows used in investing activities:
Capital expenditures	(45,737)	(27,214)
Purchases of investments	(10,710)	(62,711)
Proceeds from sale or maturity of investments	10,479	13,665

Net cash used in investing activities	(45,968)	(76,260)

Cash flows (used in) provided by financing activities:
Principal payments on notes payable and capital lease obligations	(1,676)	(1,672)
Repurchase of common shares including shares withheld in lieu of income taxes	(4,178)	(4,243)
Excess tax benefits from share-based compensation	2,816	6,419
Net proceeds from exercise of stock options	1,735	5,390

Net cash (used in) provided by financing activities	(1,303)	5,894

Net increase (decrease) in cash and cash equivalents	20,918	(16,695)
Cash and cash equivalents, beginning of period	65,238	55,824

Cash and cash equivalents, end of period	$86,156	$39,129

Supplemental disclosure of cash flow information
Cash paid for interest	$386	$535
Cash paid for income taxes	$6,800	$372
Supplemental disclosure of non-cash investing and financing activities
Purchases of property and equipment included in accounts payable	$17,611	$5,438
Tax benefit of Spirit warrant intangible	$65	$65
Shortfall tax expense from share-based compensation	$11	$9

The accompanying notes are an integral part of these consolidated financial statements.

GRAND CANYON EDUCATION, INC.

Notes to Consolidated Financial Statements

(In thousands, except per share data)

(Unaudited)

1. Nature of Business

Grand Canyon Education, Inc. (together with its subsidiaries, the “University”) is a comprehensive regionally accredited university that offers over 160 graduate and undergraduate degree programs across eight colleges both online and on ground at our 200+ acre campus in Phoenix, Arizona, and at facilities we lease and at facilities owned by third party employers. Our undergraduate programs are designed to be innovative and to meet the future needs of employers, while providing students with the needed critical thinking and effective communication skills developed through a Christian, liberal arts foundation. The University is accredited by The Higher Learning Commission. The University’s wholly-owned subsidiaries are primarily used to facilitate expansion of the University campus.

2. Summary of Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements include the accounts of the University and its wholly-owned subsidiaries. Intercompany transactions have been eliminated in consolidation.

Unaudited Interim Financial Information

The accompanying unaudited interim consolidated financial statements of the University have been prepared in accordance with U.S. generally accepted accounting principles and pursuant to the rules and regulations of the United States Securities and Exchange Commission and the instructions to Form 10-Q and Article 10, consistent in all material respects with those applied in its financial statements included in its Annual Report on Form 10-K for the fiscal year ended December 31, 2014. They do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. Such interim financial information is unaudited but reflects all adjustments that in the opinion of management are necessary for the fair presentation of the interim periods presented. Interim results are not necessarily indicative of results for a full year. These consolidated financial statements should be read in conjunction with the University’s audited financial statements and footnotes included in its Annual Report on Form 10-K for the fiscal year ended December 31, 2014 from which the December 31, 2014 balance sheet information was derived.

Restricted Cash, Cash Equivalents and Investments

A significant portion of the University’s revenue is received from students who participate in government financial aid and assistance programs. Restricted cash, cash equivalents and investments primarily represent amounts received from the federal and state governments under various student aid grant and loan programs, such as Title IV. The University receives these funds subsequent to the completion of the authorization and disbursement process and holds them for the benefit of the student. The U.S. Department of Education (“Department of Education”) requires Title IV funds collected in advance of student billings to be restricted until the course begins. The University records all of these amounts as a current asset in restricted cash, cash equivalents and investments. The majority of these funds remains as restricted for an average of 60 to 90 days from the date of receipt.

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

GRAND CANYON EDUCATION, INC.

Notes to Consolidated Financial Statements

(In thousands, except per share data)

(Unaudited)

Note Receivable

The University purchased a note receivable from a financial institution at fair market value in the fourth quarter of 2012 for $27,000. The note bore interest at 11%, which represented the 6% rate of the loan plus the 5% default rate. The principal and most of the interest due on the note was paid in March 2013 resulting in the full return on investment of the note receivable and an additional gain in interest income and other income of $2,187 on the loan. However, the borrower has disputed certain amounts remaining due under the note agreement, including default interest in the amount of $432, a late payment penalty in the amount of $1,392, and a statutory trustee’s fee in the amount of $139. The funds disputed by the borrower, plus interest thereon, were deposited into an escrow account with the clerk of the Maricopa County Superior Court pending resolution of the disputed issues. In the third quarter of 2013, the court ruled in favor of the University with respect to the late penalty and default interest accrued thereon. Accordingly, the University recorded interest and other income of $1,459 for the year ended December 31, 2013. The court ordered the late penalty funds and interest thereon to be released to the University on October 28, 2013 unless prior to said date, borrower filed with the court a formal notice of appeal and simultaneously deposited an additional $344 into escrow with the clerk of the court representing continued interest accruing on the late penalty pending an appeal. On October 28, 2013 borrower deposited with the clerk of the court the required cash bond in the amount of $344 and filed its formal notice of appeal. On January 29, 2015, the court ruled in favor of the University with respect to the remaining default interest and interest thereon. The University is waiting for the formal written decision from the Arizona Court of Appeals.

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

On June 30, 2009 and February 27, 2013, respectively, the University entered into an interest rate swap and an interest rate corridor to manage its 30 Day LIBOR interest exposure related to its variable rate debt. The fair values of the interest rate corridor instrument as of March 31, 2015 and December 31, 2014 were $937 and $1,332, respectively, which are included in other assets. The interest rate swap was terminated upon its expiration date in April 2014. The fair values of each derivative instrument were determined using a hypothetical derivative transaction and Level 2 of the hierarchy of valuation inputs. These derivative instruments were originally designated as cash flow hedges of variable rate debt obligations. The adjustment of ($392) and ($43) for the three months ended March 31, 2015 and 2014, respectively, for the effective portion of the gain/(loss) on the derivatives are included as a component of other comprehensive income (loss), net of taxes.

The interest rate corridor instrument reduces variable interest rate risk starting March 1, 2013 through December 20, 2019 with a notional amount of $85,000 as of March 31, 2015. The corridor instrument’s terms permits the University to hedge its interest rate risk at several thresholds; the University pays variable interest monthly based on the 30 Day LIBOR rates until that index reaches 1.5%. If 30 Day LIBOR is equal to 1.5% through 3.0%, the University pays 1.5%. If 30 Day LIBOR exceeds 3.0%, the University pays actual 30 Day LIBOR less 1.5%.

As of March 31, 2015, no derivative ineffectiveness was identified. Any ineffectiveness in the University’s derivative instrument designated as a hedge is reported in interest expense in the income statement. For the three months ended March 31, 2015 and 2014, $3 of credit risk was recorded in interest expense for the interest rate corridor. At March 31, 2015, the University does not expect to reclassify gains or losses on derivative instruments from accumulated other comprehensive income (loss) into earnings during the next 12 months.

Fair Value of Financial Instruments

As of March 31, 2015, the carrying value of cash and cash equivalents, investments, accounts receivable, account payable and accrued compensation and benefits and accrued liabilities expenses approximate their fair value based on the liquidity or the short-term maturities of these instruments. The carrying value of notes payable approximates fair value as it is based on variable rate index. The carrying value of capital lease obligations approximate fair value based upon market interest rates available to the University for debt of similar risk and maturities. Derivative financial instruments are carried at fair value, determined using Level 2 of the hierarchy of valuation inputs, with the use of inputs other than quoted prices that are observable for the asset or liability.

GRAND CANYON EDUCATION, INC.

Notes to Consolidated Financial Statements

(In thousands, except per share data)

(Unaudited)

The fair value of investments, primarily municipal securities, including municipal bond portfolios were determined using Level 2 of the hierarchy of valuation inputs, with the use of inputs other than quoted prices that are observable for the assets. The unit of account used for valuation is the individual underlying security. The municipal securities are comprised of city and county bonds related to schools, water and sewer, utilities, transportation, healthcare and housing. Because these securities are held by the University as investments, assessment of non-performance risk is not applicable as such considerations are only applicable in evaluating the fair value measurements for liabilities.

Revenue Recognition

Net revenues consist primarily of tuition and fees derived from courses taught by the University online, on ground at its 200+ acre campus in Phoenix, Arizona, and at facilities it leases or those of employers, as well as from related educational resources that the University provides to its students, such as access to online materials. Tuition revenue and most fees from related educational resources are recognized pro-rata over the applicable period of instruction, net of scholarships provided by the University. For the three months ended March 31, 2015 and 2014, the University’s revenue was reduced by approximately $46,432 and $37,719, respectively, as a result of scholarships that the University offered to students. The University maintains an institutional tuition refund policy, which provides for all or a portion of tuition to be refunded if a student withdraws during stated refund periods. Certain states in which students reside impose separate, mandatory refund policies, which override the University’s policy to the extent in conflict. If a student withdraws at a time when only a portion, or none, of the tuition is refundable, then in accordance with its revenue recognition policy, the University continues to recognize the tuition that was not refunded pro-rata over the applicable period of instruction. However, for students that have taken out financial aid to pay their tuition and for which a Return to Title IV is required as a result of his or her withdrawal, the University recognizes revenue after a student withdraws only at the time of cash collection. Sales tax collected from students is excluded from net revenues. Collected but unremitted sales tax is included as an accrued liability in the consolidated balance sheets. The University also charges online students an upfront learning management fee, which is deferred and recognized over the average expected term of a student. Costs that are direct and incremental to new online students are also deferred and recognized ratably over the average expected term of a student. Deferred revenue and student deposits in any period represent the excess of tuition, fees, and other student payments received as compared to amounts recognized as revenue on the income statement and are reflected as current liabilities in the accompanying consolidated balance sheet. The University’s educational programs have starting and ending dates that differ from its fiscal quarters. Therefore, at the end of each fiscal quarter, a portion of revenue from these programs is not yet earned. Other revenues may be recognized as sales occur or services are performed.

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

3. Investments

The following is a summary of amounts included in restricted and unrestricted investments as of March 31, 2015 and December 31, 2014. The University sold $9,965 of restricted investments during the three months ended March 31, 2015. The University considered all investments as available for sale.

	As of March 31, 2015
	Adjusted Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Estimated Fair Value
Municipal securities	$83,523	$48	$(165)	$83,406
Municipal bond mutual fund	75,484	—	—	75,484

Total restricted and unrestricted investments	$159,007	$48	$(165)	$158,890

	As of December 31, 2014
	Adjusted Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Estimated Fair Value
Municipal securities	$83,364	$51	$(177)	$83,238
Municipal bond mutual fund	85,386	—	—	85,386

Total unrestricted investments	$168,750	$51	$(177)	$168,624

The cash flows of municipal securities are backed by the issuing municipality’s credit worthiness. All municipal securities are due in one year or less as of March 31, 2015. For the three months ended March 31, 2015, the net unrealized loss on available-for-sale securities was $72, net of taxes.

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

	Three Months Ended March 31,
	2015	2014
Denominator:
Basic weighted average shares outstanding	45,789	45,205
Effect of dilutive stock options and restricted stock	1,412	1,636

Diluted weighted average shares outstanding	47,201	46,841

Diluted weighted average shares outstanding exclude the incremental effect of shares that would be issued upon the assumed exercise of stock options and vesting of restricted stock. For the three months ended March 31, 2015 and 2014, approximately 268 and 0, respectively, of the University’s stock options outstanding were excluded from the calculation of diluted earnings per share as their inclusion would have been anti-dilutive. These options and restricted stock awards could be dilutive in the future.

GRAND CANYON EDUCATION, INC.

Notes to Consolidated Financial Statements

(In thousands, except per share data)

(Unaudited)

5. Allowance for Doubtful Accounts

	Balance at Beginning of Period	Charged to Expense	Deductions(1)	Balance at End of Period
Three months ended March 31, 2015	$6,472	3,968	(3,492)	$6,948
Three months ended March 31, 2014	$9,678	3,795	(4,973)	$8,500

(1)	Deductions represent accounts written off, net of recoveries.

6. Property and Equipment, net

Property and equipment, net consist of the following:

	March 31, 2015	December 31, 2014
Land	$86,278	$76,537
Land improvements	9,608	8,800
Buildings	298,450	298,124
Buildings and leasehold improvements	46,147	45,855
Equipment under capital leases	5,310	5,310
Computer equipment	79,275	75,990
Furniture, fixtures and equipment	38,449	38,162
Internally developed software	21,545	20,813
Other	1,099	1,099
Construction in progress	61,921	20,693

	648,082	591,383
Less accumulated depreciation and amortization	(120,353)	(113,213)

Property and equipment, net	$527,729	$478,170

7. Commitments and Contingencies

Leases

The University leases certain land, buildings and equipment under non-cancelable operating leases expiring at various dates through 2022. Future minimum lease payments under operating leases due each year are as follows at March 31, 2015:

2015 (remaining nine months)	$5,167
2016	5,310
2017	3,935
2018	3,432
2019	3,022
Thereafter	4,869

Total minimum payments	$25,735

Total rent expense and related taxes and operating expenses under operating leases for the three months ended March 31, 2015 and 2014 were $2,176 and $2,090, respectively.

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

Tax Reserves, Non-Income Tax Related

From time to time the University has exposure to various non-income tax related matters that arise in the ordinary course of business. At March 31, 2015 and December 31, 2014, the University reserved approximately $652 and $659, respectively, for tax matters where its ultimate exposure is considered probable and the potential loss can be reasonably estimated.

8. Share-Based Compensation

Incentive Plan

Restricted Stock

During the three months ended March 31, 2015, the University granted 313 shares of common stock with a service vesting condition to certain of its executives, officers, faculty and employees. The restricted shares have voting rights and vest in five annual installments of 20% starting on March 1, 2016 and each of the four anniversaries of the vesting date following the date of grant. Upon vesting, shares will be held in lieu of taxes equivalent to the minimum statutory tax withholding required to be paid when the restricted stock vests. During the three months ended March 31, 2015, the University withheld 91 shares of common stock in lieu of taxes at a cost of $4,178 on the restricted stock vesting dates.

A summary of the activity related to restricted stock granted under the University’s Incentive Plan since December 31, 2014 is as follows:

	Total Shares	Weighted Average Grant Date Fair Value per Share
Outstanding as of December 31, 2014	1,033	$28.75
Granted	313	$45.75
Vested	(257)	$26.47
Forfeited, canceled or expired	(3)	$25.82

Outstanding as of March 31, 2015	1,086	$34.19

GRAND CANYON EDUCATION, INC.

Notes to Consolidated Financial Statements

(In thousands, except per share data)

(Unaudited)

Stock Options

During the three months ended March 31, 2015, no options were granted. A summary of the activity related to stock options granted under the University’s Incentive Plan since December 31, 2014 is as follows:

	Summary of Stock Options Outstanding
	Total Shares	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value ($)(1)
Outstanding as of December 31, 2014	2,452	$14.83
Granted	—	$—
Exercised	(105)	$16.57
Forfeited, canceled or expired	(3)	$16.90

Outstanding as of March 31, 2015	2,344	$14.75	4.60	$66,930

Exercisable as of March 31, 2015	2,116	$14.58	4.45	$60,783

Available for issuance as of March 31, 2015	1,927

(1)	Aggregate intrinsic value represents the value of the University’s closing stock price on March 31, 2015 ($43.30) in excess of the exercise price multiplied by the number of shares underlying options outstanding or exercisable, as applicable.

Share-based Compensation Expense

The table below outlines share-based compensation expense for the three months ended March 31, 2015 and 2014 related to restricted stock and stock options granted:

	2015	2014
Instructional costs and services	$1,549	$1,312
Admissions advisory and related expenses	44	37
Marketing and promotional	46	60
General and administrative	964	795

Share-based compensation expense included in operating expenses	2,603	2,204
Tax effect of share-based compensation	(1,041)	(882)

Share-based compensation expense, net of tax	$1,562	$1,322

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

To participate in the Title IV programs, an institution must be authorized to offer its programs of instruction by the relevant agency of the state in which it is located, accredited by an accrediting agency recognized by the Department of Education and certified as eligible by the Department of Education. The Department of Education will certify an institution to participate in the Title IV programs only after the institution has demonstrated compliance with the Higher Education Act and the Department of Education’s extensive regulations regarding institutional eligibility. An institution must also demonstrate its compliance to the Department of Education on an ongoing basis. As of March 31, 2015, management believes the University is in compliance with the applicable regulations in all material respects.

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

GRAND CANYON EDUCATION, INC.

Notes to Consolidated Financial Statements

(In thousands, except per share data)

(Unaudited)

10. Treasury Stock

The Board of Directors has authorized the University to repurchase up to $75,000 in aggregate of common stock, from time to time, depending on market conditions and other considerations. The current expiration date on the repurchase authorization is September 30, 2015. Repurchases occur at the University’s discretion. Repurchases may be made in the open market or in privately negotiated transactions, pursuant to the applicable Securities and Exchange Commission rules. The amount and timing of future share repurchases, if any, will be made as market and business conditions warrant. Since its approval of the share repurchase plan, the University has purchased 2,787 shares of common stock at an aggregate cost of $49,135. During the three months ended March 31, 2015 the University did not repurchase any shares of common stock. At March 31, 2015, there remained $25,865 available under its share repurchase authorization. Shares repurchased in lieu of taxes are not included in the repurchase plan totals as they were approved in conjunction with the restricted share awards.

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

Additional factors that could cause actual results to differ from those discussed in the forward-looking statements include, but are not limited to, those described in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2014, as updated in our subsequent reports filed with the Securities and Exchange Commission (“SEC”), including any updates found in Part II, Item 1A of this Quarterly Report on Form 10-Q or our other reports on Form 10-Q. You should not put undue reliance on any forward-looking statements. Forward-looking statements speak only as of the date the statements are made and we assume no obligation to update forward-looking statements to reflect actual results, changes in assumptions, or changes in other factors affecting forward-looking information, except to the extent required by applicable securities laws. If we do update one or more forward-looking statements, no inference should be drawn that we will make additional updates with respect to those or other forward-looking statements.

Overview

We are a comprehensive regionally accredited university that offers over 160 graduate and undergraduate degree programs across eight colleges both online and on ground at our 200+ acre campus in Phoenix, Arizona, and at facilities we lease and at facilities owned by third party employers. Our undergraduate programs are designed to be innovative and meet the future needs of employers, while providing students with the needed critical thinking and effective communication skills developed through a Christian-oriented, liberal arts foundation.

End-of-period enrollment increased 12.9% between March 31, 2015 and March 31, 2014, as ground enrollment increased 25.3% and online enrollment increased 10.6% over the prior year. We attribute the significant growth in our ground enrollment between years to our increasing brand recognition and the value proposition that our ground traditional campus affords to traditional-aged students and their parents. After scholarships, our ground traditional students pay tuition, room, board, and fees in an amount that is often half to a third of what it costs to attend a private, traditional university in another state and an amount comparable to what it costs to attend the public universities in the state of Arizona as an in-state student. Net revenues increased 15.9% over the first fiscal quarter of the prior year primarily due to the enrollment growth and due to an increase in ancillary revenues resulting from the increased traditional student enrollment (e.g. housing, food, etc.). We did not raise tuition in any of our programs for our 2013-2014 or 2014-2015 academic years and have not raised our tuition for our traditional ground programs in six years. Operating income was $56.0 million for the three months ended March 31, 2015, an increase of 29.8% over the $43.4 million in operating income for the three months ended March 31, 2014.

The following is a summary of our student enrollment at March 31, 2015 and 2014 by degree type and by instructional delivery method:

	2015(1)		2014(1)
	# of Students	% of Total	# of Students	% of Total
Graduate degrees(2)	27,767	39.9%	23,770	38.6%
Undergraduate degree	41,785	60.1%	37,831	61.4%

Total	69,552	100.0%	61,601	100.0%

	2015(1)		2014(1)
	# of Students	% of Total	# of Students	% of Total
Online(3)	57,450	82.6%	51,944	84.3%
Ground(4)	12,102	17.4%	9,657	15.7%

Total	69,552	100.0%	61,601	100.0%

(1)	Enrollment at March 31, 2015 and 2014 represents individual students who attended a course during the last two months of the calendar quarter. Included in enrollment at March 31, 2015 and 2014 are students pursuing non-degree certificates of 864 and 801, respectively.
(2)	Includes 5,792 and 4,619 students pursuing doctoral degrees at March 31, 2015 and 2014, respectively.
(3)	As of March 31, 2015 and 2014, 46.6% and 44.0%, respectively, of our working adult students (online and professional studies students) were pursuing graduate degrees.
(4)	Includes both our traditional on-campus ground students, as well as our professional studies students.

Critical Accounting Policies and Use of Estimates

Our critical accounting policies are disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2014. During the three months ended March 31, 2015, there have been no significant changes in our critical accounting policies.

Key Trends, Developments and Challenges

The key trends, developments and challenges facing the University are disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2014. During the three months ended March 31, 2015, there have been no significant changes in these trends. See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Key Trends, Developments and Challenges” in our Annual Report on Form 10-K for our fiscal year ended December 31, 2014, which is incorporated herein by reference.

Results of Operations

The following table sets forth income statement data as a percentage of net revenue for each of the periods indicated:

	Three Months Ended March 31,
	2015	2014
Net revenue	100.0%	100.0%
Operating expenses
Instructional costs and services	40.5	42.2
Admissions advisory and related	14.6	15.7
Advertising	10.3	10.0
Marketing and promotional	0.9	1.1
General and administrative	4.8	5.1

Total operating expenses	71.2	74.1

Operating income	28.8	25.9
Interest expense	(0.2)	(0.3)
Interest and other income	0.1	0.1

Income before income taxes	28.8	25.7
Income tax expense	11.2	10.0

Net income	17.6	15.7

Three Months Ended March 31, 2015 Compared to Three Months Ended March 31, 2014

Net revenue. Our net revenue for the three months ended March 31, 2015 was $194.1 million, an increase of $26.7 million, or 15.9%, as compared to net revenue of $167.4 million for the three months ended March 31, 2014. This increase was primarily due to an increase in enrollment and, to a lesser extent, an increase in room and board and other student fees, partially offset by an increase in institutional scholarships. We did not raise tuition in any of our programs for our 2013-2014 or 2014-2015 academic years and have not raised our tuition for our traditional ground program in six years. End-of-period enrollment increased 12.9% between March 31, 2015 and March 31, 2014, as ground enrollment increased 25.3%, and online enrollment increased 10.6% over the prior year. New residential students at our ground traditional campus in Phoenix, Arizona accounted for a majority of the ground enrollment growth between years. We attribute the significant growth in our ground enrollment between years to our increasing brand recognition and the value proposition that our ground traditional campus affords to traditional-aged students and their parents. After scholarships, our ground traditional students pay an amount for tuition, room, board, and fees in an amount that is often half to a third of what it costs to attend a private, traditional university in another state and an amount comparable to what it costs to attend the public universities in the state of Arizona as an in-state student. Although our online enrollment continues to grow, as the proportion of traditional colleges and universities providing alternative learning modalities increases, we will face increasing competition for working adult students from such institutions, including those with well-established reputations for excellence. The growth in revenue per student between years is primarily due to our residential traditional campus enrollment growing at a rate higher than our working adult enrollment. When factoring in room, board and fees, the revenue per student is higher for these students than for our working adult students.

Instructional costs and services expenses. Our instructional costs and services expenses for the three months ended March 31, 2015 were $78.7 million, an increase of $8.0 million, or 11.3%, as compared to instructional costs and services expenses of $70.7 million for the three months ended March 31, 2014. This increase was primarily due to increases in employee compensation and related expenses including share based compensation, faculty compensation, dues, fees and subscriptions and other instructional supplies, and depreciation and amortization and occupancy expense, partially offset by a decrease in other instructional compensation and related expenses, of $3.2 million, $1.5 million, $2.3 million, $1.3 million, and ($0.3) million, respectively. Bad debt expense improved from 2.3% of net revenues for the three months ended March 31, 2014 to 2.0% for the three months ended March 31, 2015, which resulted primarily from improved student retention and improved collection efforts. The increase in employee compensation and related expenses and faculty compensation are primarily due to the increase in the number of staff and faculty needed to support the increasing number of students attending the University. In addition, we have incurred an increase in benefit costs between years. The increase in dues, fees, subscriptions and other instructional supplies is primarily due to increased licensing fees related to educational resources and increased food costs associated with a higher number of residential students. The increase in depreciation and amortization and occupancy costs is the result of our placing into service additional buildings to support the growing number of ground traditional students in the Fall of 2014. Our instructional costs and services expenses as a percentage of net revenues decreased 1.7% to 40.5% for the three months ended March 31, 2015, from 42.2% for the three months ended March 31, 2014 primarily due to our ability to leverage our instructional services costs across an increasing revenue base.

Admissions advisory and related expenses. Our admissions advisory and related expenses for the three months ended March 31, 2015 were $28.3 million, an increase of $2.0 million, or 7.9%, as compared to admissions advisory and related expenses of $26.3 million for the three months ended March 31, 2014. This increase is primarily the result of increases in employee compensation and related expenses including share based compensation and other advisory related expense of $1.9 million and $0.1 million, respectively. The increase in employee compensation and related expenses is primarily due to increased headcount and an increase in benefit costs between years. Our admissions advisory and related expenses as a percentage of revenue decreased 1.1% to 14.6% for the three months ended March 31, 2015, from 15.7% for the three months ended March 31, 2014 primarily due to our ability to leverage our admissions advisory personnel across an increasing revenue base.

Advertising expenses. Our advertising expenses for the three months ended March 31, 2015 were $20.0 million, an increase of $3.3 million, or 19.9%, as compared to advertising expenses of $16.7 million for the three months ended March 31, 2014. This increase is primarily the result of increased branding advertising focused on the southwestern United States region. Our advertising expenses as a percentage of net revenue increased slightly by 0.3% to 10.3% for the three months ended March 31, 2015, from 10.0% for the three months ended March 31, 2014.

Marketing and promotional expenses. Our marketing and promotional expenses for the three months ended March 31, 2015 were $1.7 million, a decrease of $0.1 million, or 5.5%, as compared to marketing and promotional expenses of $1.8 million for the three months ended March 31, 2014. This decrease is primarily the result of decreases in other promotional expenses partially offset by a slight increase in employee compensation. Our marketing and promotional expenses as a percentage of net revenue decreased 0.2% to 0.9% for the three months ended March 31, 2015, from 1.1% for the three months ended March 31, 2014.

General and administrative expenses. Our general and administrative expenses for the three months ended March 31, 2015 was $9.4 million, an increase of $0.8 million, or 9.8%, as compared to general and administrative expenses of $8.6 million for the three months ended March 31, 2014. This increase was primarily due to increases in employee compensation and related expenses including share based compensation and other general and administrative expenses of $0.2 million and $0.6 million, respectively. Our general and administrative expenses as a percentage of net revenue decreased by 0.3% to 4.8% for the three months ended March 31, 2015, from 5.1% for the three months ended March 31, 2014 due to our ability to leverage the fixed costs structure of our general and administrative expenses across an increasing revenue base.

Interest expense. Interest expense for the three months ended March 31, 2015 was $0.4 million, a decrease of $0.1 million, as compared to interest expense of $0.5 million for the three months ended March 31, 2014. This decrease was primarily due to a decrease in the average balance of our credit facility between periods due to scheduled monthly principal payments. Our interest expense decreased as a percentage of net revenue by 0.1% to 0.2% for the three months ended March 31, 2015, from 0.3% for the three months ended March 31, 2014.

Interest and other income. Interest and other income for the three months ended March 31, 2015 was $0.3 million, an increase of $0.2 million, as compared to interest and other income of $0.1 million in the three months ended March 31, 2014. The increase was primarily due to higher investment balances period over period.

Income tax expense. Income tax expense for the three months ended March 31, 2015 was $21.7 million, an increase of $4.9 million, or 29.4%, as compared to income tax expense of $16.8 million for the three months ended March 31, 2014. Our effective tax rate was 38.8% during the first quarter of 2015 compared to 38.9% during the first quarter of 2014.

Net income. Our net income for the three months ended March 31, 2015 was $34.2 million, an increase of $7.9 million, as compared to $26.3 million for the three months ended March 31, 2014, due to the factors discussed above.

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

Liquidity and Capital Resources

Liquidity. We financed our operating activities and capital expenditures during the three months ended March 31, 2015 and 2014 primarily through cash provided by operating activities. Our unrestricted cash and cash equivalents and investments were $187.2 million and $166.0 million at March 31, 2015 and December 31, 2014, respectively. Our restricted cash, cash equivalents and investments at March 31, 2015 and December 31, 2014 were $57.9 million and $67.8 million, respectively.

Based on our current level of operations and anticipated growth, we believe that our cash flow from operations and other sources of liquidity, including cash and cash equivalents and our revolving line of credit, will provide adequate funds for ongoing operations, planned capital expenditures, and working capital requirements for at least the next 24 months. No amounts were borrowed on the $50.0 million revolving line of credit as of March 31, 2015.

Share Repurchase Program

Our Board of Directors has authorized the University to repurchase up to an aggregate of $75.0 million of our common stock, from time to time, depending on market conditions and other considerations. The current expiration date on the repurchase authorization by our Board of Directors is September 30, 2015. Repurchases occur at the University’s discretion.

Under our share purchase authorization, we may purchase shares in the open market or in privately negotiated transactions, pursuant to the applicable Securities and Exchange Commission rules. The amount and timing of future share repurchases, if any, will be made as market and business conditions warrant.

Since the inception of our share repurchase program, the University has purchased 2.8 million shares of common stock at an aggregate cost of $49.1 million. During the three months ended March 31, 2015 the University did not repurchase any shares of common stock. At March 31, 2015, there remains $25.9 million available under our share repurchase authorization.

Cash Flows

Operating Activities. Net cash provided by operating activities for the three months ended March 31, 2015 was $68.2 million as compared to $53.7 million for the three months ended March 31, 2014. The increase in cash generated from operating activities between the three months ended March 31, 2014 and the three months ended March 31, 2015 is primarily due to increased net income and the timing of income tax related payments and deferred revenue.

Investing Activities. Net cash used in investing activities was $46.0 million and $76.3 million for the three months ended March 31, 2015 and 2014, respectively. Our cash used in investing activities was primarily related to the purchase of short-term investments and capital expenditures. Purchases of short-term investments net of proceeds of these investments was $0.2 million and $49.0 million during the three months ended March 31, 2015 and 2014, respectively. Capital expenditures were $45.7 million and $27.2 million for the three months ended March 31, 2015 and 2014, respectively. During the three-month period for 2015, capital expenditures primarily consisted of ground campus building projects such as the construction of four additional dormitories, an additional classroom building for our College of Science, Engineering and Technology and a new parking structure to support our growing traditional student enrollment as well as purchases of computer equipment, other internal use software projects and furniture and equipment to support our increasing employee headcount. During the three-month period for 2014, capital expenditures primarily consisted of ground campus building projects such as the construction of an additional classroom building, additional residence halls, and the expansion of our arena to support our growing traditional student enrollment as well as purchases of computer equipment, other internal use software projects and furniture and equipment to support our increasing employee headcount.

Financing Activities. Net cash used in financing activities was $1.3 million for the three months ended March 31, 2015. Net cash provided by financing activities was $5.9 million for the three months ended March 31, 2014. During the three-month period for 2015, proceeds from the exercise of stock options of $1.7 million and excess tax benefits from share-based compensation of $2.8 million were offset by $4.2 million used to purchase common shares withheld in lieu of income taxes resulting from restricted share awards and principal payments on notes payable and capital leases totaled $1.7 million. During the three-month period for 2014, proceeds from the exercise of stock options of $5.4 million and excess tax benefits from share-based compensation of $6.4 million were partially offset by $3.6 million used to purchase common shares withheld in lieu of income taxes resulting from restricted share awards, $0.6 million used to purchase treasury stock in accordance with the university’s share repurchase program and principal payments on notes payable and capital leases totaled $1.7 million.

Contractual Obligations

The following table sets forth, as of March 31, 2015, the aggregate amounts of our significant contractual obligations and commitments with definitive payment terms due in each of the periods presented (in millions):

		Payments Due by Period
	Total	Less than 1 Year (1)	2-3 Years	4-5 Years	More than 5 Years
Long term notes payable	$84.8	$5.0	$13.3	$66.5	$0.0
Capital lease obligations	0.5	0.1	0.4	0.0	0.0
Purchase obligations(2)	96.7	82.8	6.8	7.1	0.0
Operating lease obligations	25.7	5.2	9.2	6.4	4.9

Total contractual obligations	$207.7	$93.1	$29.7	$80.0	$4.9

(1)	Payments due in less than one year represent expected expenditures from April 1, 2015 through December 31, 2015.
(2)	The purchase obligation amounts include expected spending by period under contracts that were in effect at March 31, 2015.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have had or are reasonably likely to have a material current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Impact of inflation. We believe that inflation has not had a material impact on our results of operations for the three months ended March 31, 2015 or 2014. There can be no assurance that future inflation will not have an adverse impact on our operating results and financial condition.

Market risk. On February 27, 2013, respectively, we entered into an interest rate corridor to manage our 30 Day LIBOR interest exposure from the variable rate debt, which debt matures in December 2019. The corridor instrument, which hedges variable interest rate risk starting March 1, 2013 through December 20, 2019 with a notional amount of $85.0 million as of March 31, 2015, permits us to hedge our interest rate risk at several thresholds. Under this arrangement, in addition to the credit spread we will pay variable interest rates based on the 30 Day LIBOR rates monthly until that index reaches 1.5%. If 30 Day LIBOR is equal to 1.5% through 3.0%, we will continue to pay 1.5%. If 30 Day LIBOR exceeds 3.0%, we will pay actual 30 Day LIBOR less 1.5%.

Except with respect to the foregoing, we have no derivative financial instruments or derivative commodity instruments. We invest cash in excess of current operating requirements in short-term certificates of deposit and money market instruments in multiple financial institutions.

Interest rate risk. We manage interest rate risk through the instruments noted above and by investing excess funds in cash equivalents, A rated municipal bonds and municipal mutual funds bearing variable interest rates, which are tied to various market indices or individual bond coupon rates. Our future investment income may fall short of expectations due to changes in interest rates or we may suffer losses in principal if we are forced to sell securities that have declined in market value due to changes in interest rates. At March 31, 2015, a 10% increase or decrease in interest rates would not have a material impact on our future earnings, fair values, or cash flows. For information regarding our variable rate debt, see “Market risk” above.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective, as of March 31, 2015, in ensuring that material information relating to us required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in reports it files or submits under the Exchange Act is accumulated and communicated to management, including its principal executive officer or officers and principal financial officer or officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

There have been no material changes to the risk factors disclosed in the “Risk Factors” section of our Annual Report on Form 10-K for the year ended December 31, 2014.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sales of Unregistered Securities

None.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

Our Board of Directors has authorized the University to repurchase up to an aggregate of $75.0 million of common stock, from time to time, depending on market conditions and other considerations. The current expiration date on the repurchase authorization is September 30, 2015. Repurchases occur at the University’s discretion. Repurchases may be made in the open market or in privately negotiated transactions, pursuant to the applicable Securities and Exchange Commission rules. The amount and timing of future share repurchases, if any, will be made as market and business conditions warrant. During the three months ended March 31, 2015, we did not repurchase any shares of common stock. At March 31, 2015, there remains $25.9 million available under our share repurchase authorization.

The following table sets forth our share repurchases of common stock and our share repurchases in lieu of taxes, which are not included in the repurchase plan totals as they were approved in conjunction with the restricted share awards, during each period in the first quarter of fiscal 2015:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Dollar Value of Shares That May Yet Be Purchased Under the Program
Share Repurchases
January 1, 2015 – January 31, 2015	—	$—	—	$25,865,000
February 1, 2015 – February 28, 2015	—	$—	—	$25,865,000
March 1, 2015 – March 31, 2015	—	$—	—	$25,865,000

Total	—	$—	—	$25,865,000

Tax Withholdings
January 1, 2015 – January 31, 2015	—	$—	—	$—
February 1, 2015 – February 28, 2015	—	$—	—	$—
March 1, 2015 – March 31, 2015	91,336	$45.75	—	$—

Total	91,336	$45.75	—	$—

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

None.

Item 5.	Other Information

None.

Item 6.	Exhibits

(a) Exhibits

Number	Description	Method of Filing

3.1	Amended and Restated Certificate of Incorporation.	Incorporated by reference to Exhibit 3.1 to Amendment No. 6 to the University’s Registration Statement on Form S-1 filed with the SEC on November 12, 2008.

3.2	Third Amended and Restated Bylaws.	Incorporated by reference to Exhibit 3.1 to the University’s Current Report on Form 8-K filed with the SEC on October 29, 2014.

4.1	Specimen of Stock Certificate.	Incorporated by reference to Exhibit 4.1 to Amendment No. 2 to the University’s Registration Statement on Form S-1 filed with the SEC on September 29, 2008.

31.1	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

31.2	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. ††	Filed herewith.

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. ††	Filed herewith.

††	This certification is being furnished solely to accompany this report pursuant to 18 U.S.C. Section 1350, and is not being filed for purposes of Section 18 of the Exchange Act, and is not to be incorporated by reference into any filings of the University, whether made before or after the date hereof, regardless of any general incorporation language in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GRAND CANYON EDUCATION, INC.

Date: April 29, 2015	By:	/s/ Daniel E. Bachus
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