Form 10-Q
period 2015-06-30
Grand Canyon Education, Inc.
filed 2015-08-10
CIK 1434588

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

or

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

The total number of shares of common stock outstanding as of August 5, 2015, was 47,140,566.

GRAND CANYON EDUCATION, INC.

FORM 10-Q

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

GRAND CANYON EDUCATION, INC.

Consolidated Income Statements

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands, except per share data)	2015	2014	2015	2014
Net revenue	$174,726	$158,594	$368,853	$326,026
Costs and expenses:
Instructional costs and services	75,357	67,847	154,044	138,525
Admissions advisory and related, including $489 and $806 for the three months ended June 30, 2015 and 2014, respectively, and $994 and $1,611 for the six months ended June 30, 2015 and 2014, respectively, to related parties	27,372	26,208	55,705	52,469
Advertising	18,419	15,751	38,450	32,463
Marketing and promotional	1,788	1,907	3,482	3,698
General and administrative	9,534	8,994	18,930	17,548

Total costs and expenses	132,470	120,707	270,611	244,703

Operating income	42,256	37,887	98,242	81,323
Interest expense	(146)	(356)	(521)	(879)
Interest and other income	127	197	384	334

Income before income taxes	42,237	37,728	98,105	80,778
Income tax expense	16,461	14,659	38,150	31,421

Net income	$25,776	$23,069	$59,955	$49,357

Earnings per share:
Basic income per share	$0.56	$0.51	$1.31	$1.09

Diluted income per share	$0.55	$0.49	$1.27	$1.05

Basic weighted average shares outstanding	46,012	45,598	45,901	45,403

Diluted weighted average shares outstanding	47,263	46,990	47,233	46,917

The accompanying notes are an integral part of these consolidated financial statements.

GRAND CANYON EDUCATION, INC.

Consolidated Statements of Comprehensive Income

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2015	2014	2015	2014
Net income	$25,776	$23,069	$59,955	$49,357
Other comprehensive income, net of tax:
Unrealized losses on available-for-sale securities, net of taxes of $70 and $8 for the three months ended June 30, 2015 and 2014, respectively, and $67 and $18 for the six months ended June 30, 2015 and 2014, respectively	(110)	(12)	(105)	(28)
Unrealized gains (losses) on hedging derivatives, net of taxes of $40 and $95 for the three months ended June 30, 2015 and 2014, respectively, and $113 and $113 for the six months ended June 30, 2015 and 2014, respectively	64	(148)	(175)	(174)

Comprehensive income	$25,730	$22,909	$59,675	$49,155

The accompanying notes are an integral part of these consolidated financial statements.

GRAND CANYON EDUCATION, INC.

Consolidated Balance Sheets

(In thousands, except par value)	June 30, 2015	December 31, 2014
	(Unaudited)
ASSETS:
Current assets
Cash and cash equivalents	$50,710	$65,238
Restricted cash, cash equivalents and investments	63,696	67,840
Investments	83,533	100,784
Accounts receivable, net	8,158	7,605
Deferred income taxes	6,441	6,149
Other current assets	18,539	19,429

Total current assets	231,077	267,045
Property and equipment, net	588,275	478,170
Prepaid royalties	3,503	3,650
Goodwill	2,941	2,941
Other assets	3,145	3,907

Total assets	$828,941	$755,713

LIABILITIES AND STOCKHOLDERS’ EQUITY:
Current liabilities
Accounts payable	$36,410	$22,715
Accrued compensation and benefits	23,101	23,995
Accrued liabilities	14,883	13,533
Income taxes payable	220	4,906
Student deposits	64,895	69,584
Deferred revenue	42,409	36,868
Due to related parties	401	403
Current portion of capital lease obligations	518	91
Current portion of notes payable	6,620	6,616

Total current liabilities	189,457	178,711
Capital lease obligations, less current portion	170	406
Other noncurrent liabilities	3,953	4,513
Deferred income taxes, noncurrent	15,469	15,974
Notes payable, less current portion	76,565	79,877

Total liabilities	285,614	279,481

Commitments and contingencies
Stockholders’ equity
Preferred stock, $0.01 par value, 10,000 shares authorized; 0 shares issued and outstanding at June 30, 2015 and December 31, 2014	—	—
Common stock, $0.01 par value, 100,000 shares authorized; 50,237 and 49,746 shares issued and 47,133 and 46,744 shares outstanding at June 30, 2015 and December 31, 2014, respectively	502	497
Treasury stock, at cost, 3,104 and 3,002 shares of common stock at June 30, 2015 and December 31, 2014, respectively	(58,000)	(53,770)
Additional paid-in capital	170,194	158,549
Accumulated other comprehensive loss	(315)	(35)
Retained earnings	430,946	370,991

Total stockholders’ equity	543,327	476,232

Total liabilities and stockholders’ equity	$828,941	$755,713

The accompanying notes are an integral part of these consolidated financial statements.

GRAND CANYON EDUCATION, INC.

Consolidated Statement of Stockholders’ Equity

(In thousands)

(Unaudited)

					Additional Paid-in Capital	Accumulated Other Comprehensive Income(Loss)	Retained Earnings	Total

	Common Stock		Treasury Stock
	Shares	Par Value	Shares	Cost
Balance at December 31, 2014	49,746	$497	3,002	$(53,770)	$158,549	$(35)	$370,991	$476,232
Comprehensive income	—	—	—	—	—	(280)	59,955	59,675
Restricted shares forfeited	—	—	10	—	—	—	—	—
Exercise of stock options	167	2	—	—	2,698	—	—	2,700
Excess tax benefits	—	—	—	—	3,472	—	—	3,472
Share-based compensation	324	3	92	(4,230)	5,475	—	—	1,248

Balance at June 30, 2015	50,237	$502	3,104	$(58,000)	$170,194	$(315)	$430,946	$543,327

The accompanying notes are an integral part of these consolidated financial statements.

GRAND CANYON EDUCATION, INC.

Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended June 30,
(In thousands)	2015	2014
Cash flows provided by operating activities:
Net income	$59,955	$49,357
Adjustments to reconcile net income to net cash provided by operating activities:
Share-based compensation	5,512	4,837
Excess tax benefits from share-based compensation	(3,361)	(7,085)
Provision for bad debts	7,412	7,061
Depreciation and amortization	16,387	14,000
Deferred income taxes	(1,077)	(862)
Prepaid royalty impairment	—	966
Other, including fixed asset impairments	872	2,090
Changes in assets and liabilities:
Restricted cash, cash equivalents and investments	4,144	11,135
Accounts receivable	(7,965)	(8,359)
Prepaid expenses and other	1,373	2,062
Due to/from related parties	(2)	46
Accounts payable	(1,083)	(1,151)
Accrued liabilities and employee related liabilities	422	2,087
Income taxes receivable/payable	(1,214)	16,956
Deferred rent	(560)	(665)
Deferred revenue	5,541	8,870
Student deposits	(4,689)	(11,905)

Net cash provided by operating activities	81,667	89,440

Cash flows used in investing activities:
Capital expenditures	(111,903)	(82,013)
Purchases of investments	(25,023)	(87,217)
Proceeds from sale or maturity of investments	42,274	39,145

Net cash used in investing activities	(94,652)	(130,085)

Cash flows (used in) provided by financing activities:
Principal payments on notes payable and capital lease obligations	(3,374)	(3,346)
Repurchase of common shares including shares withheld in lieu of income taxes	(4,230)	(5,338)
Excess tax benefits from share-based compensation	3,361	7,085
Net proceeds from exercise of stock options	2,700	6,634

Net cash (used in) provided by financing activities	(1,543)	5,035

Net decrease in cash and cash equivalents	(14,528)	(35,610)
Cash and cash equivalents, beginning of period	65,238	55,824

Cash and cash equivalents, end of period	$50,710	$20,214

Supplemental disclosure of cash flow information
Cash paid for interest	$534	$916
Cash paid for income taxes	$39,986	$14,885
Supplemental disclosure of non-cash investing and financing activities
Purchases of property and equipment included in accounts payable	$20,623	$10,210
Purchases of equipment through capital lease obligations	$257	$—
Tax benefit of Spirit warrant intangible	$129	$130
Shortfall tax expense from share-based compensation	$18	$14

The accompanying notes are an integral part of these consolidated financial statements.

GRAND CANYON EDUCATION, INC.

Notes to Consolidated Financial Statements

(In thousands, except per share data)

(Unaudited)

1. Nature of Business

Grand Canyon Education, Inc. (together with its subsidiaries, the “University”, “we” or “us”) is a comprehensive regionally accredited university that offers over 160 graduate and undergraduate degree programs across eight colleges both online and on ground at our 200+ acre campus in Phoenix, Arizona, at leased facilities and at facilities owned by third party employers of our students. Our undergraduate programs are designed to be innovative and to meet the future needs of employers, while providing students with the needed critical thinking and effective communication skills developed through a Christian, liberal arts foundation. The University is accredited by The Higher Learning Commission. The University’s wholly-owned subsidiaries are primarily used to facilitate expansion of the University campus.

2. Summary of Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements include the accounts of the University and its wholly-owned subsidiaries. Intercompany transactions have been eliminated in consolidation.

Unaudited Interim Financial Information

The accompanying unaudited interim consolidated financial statements of the University have been prepared in accordance with U.S. generally accepted accounting principles and pursuant to the rules and regulations of the United States Securities and Exchange Commission and the instructions to Form 10-Q and Article 10 of the Securities Exchange Act of 1934, consistent in all material respects with those applied in its financial statements included in its Annual Report on Form 10-K for the fiscal year ended December 31, 2014. They do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. Such interim financial information is unaudited but reflects all adjustments that in the opinion of management are necessary for the fair presentation of the interim periods presented. Interim results are not necessarily indicative of results for a full year. These consolidated financial statements should be read in conjunction with the University’s audited financial statements and footnotes included in its Annual Report on Form 10-K for the fiscal year ended December 31, 2014 from which the December 31, 2014 balance sheet information was derived.

Restricted Cash, Cash Equivalents and Investments

A significant portion of the University’s revenue is received from students who participate in government financial aid and assistance programs. Restricted cash, cash equivalents and investments primarily represent amounts received from the federal and state governments under various student aid grant and loan programs, such as Title IV (“Title IV”) of the Higher Education Act of 1965, as amended (the “Higher Education Act”). The University receives these funds subsequent to the completion of the authorization and disbursement process and holds them for the benefit of the student. The U.S. Department of Education (“Department of Education”) requires Title IV funds collected in advance of student billings to be restricted until the course begins. The University records all of these amounts as a current asset in restricted cash, cash equivalents and investments. The majority of these funds remains as restricted for an average of 60 to 90 days from the date of receipt.

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

GRAND CANYON EDUCATION, INC.

Notes to Consolidated Financial Statements

(In thousands, except per share data)

(Unaudited)

Note Receivable

The University purchased a note receivable from a financial institution at fair market value in the fourth quarter of 2012 for $27,000. The note bore interest at 11%, which represented the 6% rate of the loan plus the 5% default rate. The principal and most of the interest due on the note was paid in March 2013 resulting in the full return on investment of the note receivable and an additional gain in interest income and other income of $2,187 on the loan. However, the borrower has disputed certain amounts remaining due under the note agreement, including default interest in the amount of $432, a late payment penalty in the amount of $1,392, and a statutory trustee’s fee in the amount of $139. The funds disputed by the borrower, plus interest thereon, were deposited into an escrow account with the clerk of the Maricopa County Superior Court pending resolution of the disputed issues. In the third quarter of 2013, the court ruled in favor of the University with respect to the late penalty and default interest accrued thereon. Accordingly, the University recorded interest and other income of $1,459 for the year ended December 31, 2013. The court ordered the late penalty funds and interest thereon to be released to the University on October 28, 2013 unless prior to said date, borrower filed with the court a formal notice of appeal and simultaneously deposited an additional $344 into escrow with the clerk of the court representing continued interest accruing on the late penalty pending an appeal. On October 28, 2013 borrower deposited with the clerk of the court the required cash bond in the amount of $344 and filed its formal notice of appeal. The briefing and oral argument phases of the appeal have been completed and the University is awaiting a written decision from the Court of Appeals. On June 26, 2015, the trial court heard oral argument on the University’s request for an award of its attorneys’ fees as the prevailing party. The University is awaiting a written decision and formal judgment from the trial court regarding the remaining default interest, attorneys’ fees, and interest thereon.

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

Derivative financial instruments enable the University to manage its exposure to interest rate risk. The University does not engage in any derivative instrument trading activity. Credit risk associated with the University’s derivatives is limited to the risk that a derivative counterparty will not perform in accordance with the terms of the contract. Exposure to counterparty credit risk is considered low because these agreements have been entered into with institutions with strong credit ratings, and such institutions are expected to perform fully under the terms of the agreements.

On February 27, 2013, the University entered into an interest rate corridor to manage its 30 Day LIBOR interest exposure related to its variable rate debt. The fair value of the interest rate corridor instrument as of June 30, 2015 and December 31, 2014 was $1,040 and $1,332, respectively, which is included in other assets. The fair value of this derivative instrument was determined using a hypothetical derivative transaction and Level 2 of the hierarchy of valuation inputs. This derivative instrument was originally designated as a cash flow hedge of variable rate debt obligations. The adjustment of $288 for the six months ended June 30, 2015, for the effective portion of the loss on the derivative is included as a component of other comprehensive income, net of taxes.

The interest rate corridor instrument reduces variable interest rate risk starting March 1, 2013 through December 20, 2019 with a notional amount of $83,333 as of June 30, 2015. The corridor instrument’s terms permits the University to hedge its interest rate risk at several thresholds; the University pays variable interest monthly based on the 30 Day LIBOR rates until that index reaches 1.5%. If 30 Day LIBOR is equal to 1.5% through 3.0%, the University pays 1.5%. If 30 Day LIBOR exceeds 3.0%, the University pays actual 30 Day LIBOR less 1.5%.

As of June 30, 2015, no derivative ineffectiveness was identified. Any ineffectiveness in the University’s derivative instrument designated as a hedge is reported in interest expense in the income statement. For the six months ended June 30, 2015, $4 of credit risk was recorded in interest expense for the interest rate corridor. At June 30, 2015, the University does not expect to reclassify gains or losses on derivative instruments from accumulated other comprehensive income (loss) into earnings during the next 12 months.

Fair Value of Financial Instruments

As of June 30, 2015, the carrying value of cash and cash equivalents, investments, accounts receivable, accounts payable and accrued compensation and benefits and accrued liabilities approximate their fair value based on the liquidity or the short-term maturities of these instruments. The carrying value of notes payable approximates fair value as it is based on a variable rate index. The carrying value of capital lease obligations approximate fair value based upon market interest rates available to the University for debt of similar risk and maturities. Derivative financial instruments are carried at fair value, determined using Level 2 of the hierarchy of valuation inputs, with the use of inputs other than quoted prices that are observable for the asset or liability.

GRAND CANYON EDUCATION, INC.

Notes to Consolidated Financial Statements

(In thousands, except per share data)

(Unaudited)

The fair value of investments, primarily municipal securities (including municipal bond portfolios), were determined using Level 2 of the hierarchy of valuation inputs, with the use of inputs other than quoted prices that are observable for the assets. The unit of account used for valuation is the individual underlying security. The municipal securities are comprised of city and county bonds related to schools, water and sewer, utilities, transportation, healthcare and housing. Because these securities are held by the University as investments, assessment of non-performance risk is not applicable as such considerations are only applicable in evaluating the fair value measurements for liabilities.

Revenue Recognition

Net revenues consist primarily of tuition and fees derived from courses taught by the University online, on ground at its approximately 200+ acre campus in Phoenix, Arizona, at leased facilities and at facilities owned by third party employers of our students, as well as from related educational resources that the University provides to its students, such as access to online materials. Tuition revenue and most fees from related educational resources are recognized pro-rata over the applicable period of instruction, net of scholarships provided by the University. For the six months ended June 30, 2015 and 2014, the University’s revenue was reduced by approximately $76,947 and $63,632, respectively, as a result of scholarships that the University offered to students. The University also maintains an institutional tuition refund policy, which provides for the refund of all or a portion of a student’s tuition if the student withdraws during stated refund periods. Certain states in which students reside impose separate, mandatory refund policies, which override the University’s policy to the extent in conflict. If a student withdraws at a time when only a portion, or none, of the tuition is refundable, then in accordance with its revenue recognition policy, the University continues to recognize the tuition that was not refunded pro-rata over the applicable period of instruction. However, for students that have taken out financial aid to pay their tuition and for which a return of such money to the Department of Education (a “Return to Title IV”) is required as a result of his or her withdrawal, the University recognizes revenue after a student withdraws only at the time of cash collection. Sales tax collected from students is excluded from net revenues. Collected but unremitted sales tax is included as an accrued liability in the consolidated balance sheets. The University also charges online students an upfront learning management fee, which is deferred and recognized over the average expected term of a student. Costs that are direct and incremental to new online students are also deferred and recognized ratably over the average expected term of a student. Deferred revenue and student deposits in any period represent the excess of tuition, fees, and other student payments received as compared to amounts recognized as revenue on the income statement and are reflected as current liabilities in the accompanying consolidated balance sheet. The University’s educational programs have starting and ending dates that differ from its fiscal quarters. Therefore, at the end of each fiscal quarter, a portion of revenue from these programs is not yet earned. Other revenues may be recognized as sales occur or services are performed.

Allowance for Doubtful Accounts

The University records an allowance for doubtful accounts for estimated losses resulting from the inability, failure or refusal of its students to make required payments, which includes the recovery of financial aid funds advanced to a student for amounts in excess of the student’s cost of tuition and related fees. The University determines the adequacy of its allowance for doubtful accounts based on an analysis of its historical bad debt experience, current economic trends, the aging of the accounts receivable and student status. The University applies reserves to its receivables based upon an estimate of the risk presented by the age of the receivables and student status. The University writes off accounts receivable balances at the earlier of the time the balances were deemed uncollectible or one year after the revenue is generated. The University accelerates the write off of inactive student accounts such that the accounts are written off by day 150. The University reflects accounts receivable with an offsetting allowance as long as management believes there is a reasonable possibility of collection. Bad debt expense is recorded as an instructional costs and services expense in the consolidated income statement.

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

GRAND CANYON EDUCATION, INC.

Notes to Consolidated Financial Statements

(In thousands, except per share data)

(Unaudited)

Admissions Advisory and Related

Admissions advisory and related expenses include salaries and benefits for admissions advisory personnel and revenue share expense. This category also includes an allocation of depreciation, amortization, rent and occupancy costs attributable to the admissions advisory personnel.

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

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued “Revenue from Contracts with Customers.” The standard is a comprehensive new revenue recognition model that requires revenue to be recognized in a manner to depict the transfer of goods or services to a customer at an amount that reflects the consideration expected to be received in exchange for those goods or services. After the FASB amended the standard in July 2015, the standard is effective for us January 1, 2018 and early adoption is permitted effective January 1, 2017. The University is currently evaluating the impact that the standard will have on our financial condition, results of operations and disclosures.

GRAND CANYON EDUCATION, INC.

Notes to Consolidated Financial Statements

(In thousands, except per share data)

(Unaudited)

The University has determined that no other recent accounting pronouncements have a potential material impact to its operations or otherwise would have a material impact on its financial statements.

3. Investments

The following is a summary of amounts included in restricted and unrestricted investments as of June 30, 2015 and December 31, 2014. The University considered all investments as available for sale.

	As of June 30, 2015
	Adjusted Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Estimated Fair Value
Municipal securities	$83,658	$41	$(166)	$83,533
Municipal bond mutual fund	$55,533	$—	$(173)	$55,360

Total restricted and unrestricted investments	$139,191	$41	$(339)	$138,893

	As of December 31, 2014
	Adjusted Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Estimated Fair Value
Municipal securities	$83,364	$51	$(177)	$83,238
Municipal bond mutual fund	$85,386	$—	$—	$85,386

Total restricted and unrestricted investments	$168,750	$51	$(177)	$168,624

The cash flows of municipal securities are backed by the issuing municipality’s credit worthiness. All municipal securities are due in one year or less as of June 30, 2015. As of June 30, 2015, the net unrealized loss on available-for-sale securities was $182, net of taxes.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Denominator:
Basic weighted average shares outstanding	46,012	45,598	45,901	45,403
Effect of dilutive stock options and restricted stock	1,251	1,392	1,332	1,514

Diluted weighted average shares outstanding	47,263	46,990	47,233	46,917

Diluted weighted average shares outstanding exclude the incremental effect of shares that would be issued upon the assumed exercise of stock options and vesting of restricted stock. For the six months ended June 30, 2015 and 2014, approximately 345 and 117, respectively, of the University’s stock options outstanding were excluded from the calculation of diluted earnings per share as their inclusion would have been anti-dilutive. These options and restricted stock awards could be dilutive in the future.

GRAND CANYON EDUCATION, INC.

Notes to Consolidated Financial Statements

(In thousands, except per share data)

(Unaudited)

5. Allowance for Doubtful Accounts

	Balance at Beginning of Period	Charged to Expense	Deductions(1)	Balance at End of Period
Six months ended June 30, 2015	$6,472	7,412	(7,953)	$5,931
Six months ended June 30, 2014	$9,678	7,061	(8,970)	$7,769

(1)	Deductions represent accounts written off, net of recoveries.

6. Property and Equipment, net

Property and equipment, net consist of the following:

	June 30, 2015	December 31, 2014
Land	$87,746	$76,537
Land improvements	9,613	8,800
Buildings	297,254	298,124
Buildings and leasehold improvements	46,212	45,855
Equipment under capital leases	5,568	5,310
Computer equipment	81,627	75,990
Furniture, fixtures and equipment	38,675	38,162
Internally developed software	22,895	20,813
Other	1,099	1,099
Construction in progress	125,360	20,693

	716,049	591,383
Less accumulated depreciation and amortization	(127,774)	(113,213)

Property and equipment, net	$588,275	$478,170

7. Commitments and Contingencies

Leases

The University leases certain land, buildings and equipment under non-cancelable operating leases expiring at various dates through 2022. Future minimum lease payments under operating leases due each year are as follows at June 30, 2015:

2015 (remaining six months)	$3,363
2016	5,374
2017	3,935
2018	3,432
2019	3,022
Thereafter	4,869

Total minimum payments	$23,995

Total rent expense and related taxes and operating expenses under operating leases for the six months ended June 30, 2015 and 2014 were $3,880 and $3,910, respectively.

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

Tax Reserves, Non-Income Tax Related

From time to time the University has exposure to various non-income tax related matters that arise in the ordinary course of business. At June 30, 2015 and December 31, 2014, the University reserved approximately $647 and $659, respectively, for tax matters where its ultimate exposure is considered probable and the potential loss can be reasonably estimated.

8. Share-Based Compensation

Incentive Plan

Restricted Stock

During the six months ended June 30, 2015, the University granted 315 shares of common stock with a service vesting condition to certain of its executives, officers, faculty and employees. The restricted shares have voting rights and vest in five annual installments of 20% starting on March 1, 2016 and each of the four anniversaries of the vesting date following the date of grant. Upon vesting, shares will be held in lieu of taxes equivalent to the minimum statutory tax withholding required to be paid when the restricted stock vests. During the six months ended June 30, 2015, the University withheld 92 shares of common stock in lieu of taxes at a cost of $4,230 on the restricted stock vesting dates. In May 2015, the University granted 9 shares of common stock to certain of the non-employee members of the University’s board of directors. The restricted shares granted to these directors have voting rights and vest on the earlier of (a) the one year anniversary of the date of grant or (b) immediately prior to the following year’s annual stockholders’ meeting.

A summary of the activity related to restricted stock granted under the University’s Incentive Plan since December 31, 2014 is as follows:

	Total Shares	Weighted Average Grant Date Fair Value per Share
Outstanding as of December 31, 2014	1,033	$28.75
Granted	324	$45.66
Vested	(270)	$26.92
Forfeited, canceled or expired	(10)	$27.88

Outstanding as of June 30, 2015	1,077	$34.30

GRAND CANYON EDUCATION, INC.

Notes to Consolidated Financial Statements

(In thousands, except per share data)

(Unaudited)

Stock Options

During the six months ended June 30, 2015, no options were granted. A summary of the activity related to stock options granted under the University’s Incentive Plan since December 31, 2014 is as follows:

	Summary of Stock Options Outstanding
	Total Shares	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value ($)(1)
Outstanding as of December 31, 2014	2,452	$14.83
Granted	—	$—
Exercised	(167)	$16.14
Forfeited, canceled or expired	(7)	$15.98

Outstanding as of June 30, 2015	2,278	$14.73	4.34	$63,018

Exercisable as of June 30, 2015	2,061	$14.59	4.19	$57,306

Available for issuance as of June 30, 2015	1,928

(1)	Aggregate intrinsic value represents the value of the University’s closing stock price on June 30, 2015 ($42.40) in excess of the exercise price multiplied by the number of shares underlying options outstanding or exercisable, as applicable.

Share-based Compensation Expense

The table below outlines share-based compensation expense for the six months ended June 30, 2015 and 2014 related to restricted stock and stock options granted:

	2015	2014
Instructional costs and services	$3,304	$2,874
Admissions advisory and related expenses	93	80
Marketing and promotional	93	131
General and administrative	2,022	1,752

Share-based compensation expense included in operating expenses	5,512	4,837
Tax effect of share-based compensation	(2,205)	(1,935)

Share-based compensation expense, net of tax	$3,307	$2,902

9. Regulatory

The University is subject to extensive regulation by federal and state governmental agencies and accrediting bodies. In particular, the Higher Education Act and the regulations promulgated thereunder by the Department of Education, subject the University to significant regulatory scrutiny on the basis of numerous standards that schools must satisfy in order to participate in the various federal student financial assistance programs under Title IV.

To participate in Title IV programs, an institution must be authorized to offer its programs of instruction by the relevant agency of the state in which it is located, accredited by an accrediting agency recognized by the Department of Education and certified as eligible by the Department of Education. The Department of Education will certify an institution to participate in Title IV programs only after the institution has demonstrated compliance with the Higher Education Act and the Department of Education’s extensive regulations regarding institutional eligibility. An institution must also demonstrate its compliance to the Department of Education on an ongoing basis. As of June 30, 2015, management believes the University is in compliance with the applicable regulations in all material respects.

Because the University operates in a highly regulated industry, like other industry participants, it may be subject from time to time to investigations, claims of non-compliance, or lawsuits by governmental agencies or third parties, which allege statutory violations, regulatory infractions, or common law causes of action. While there can be no assurance that regulatory agencies or third parties will not undertake investigations or make claims against the University, or that such claims, if made, will not have a material adverse effect on the University’s business, results of operations or financial condition, management believes the University is in compliance with applicable regulations in all material respects.

GRAND CANYON EDUCATION, INC.

Notes to Consolidated Financial Statements

(In thousands, except per share data)

(Unaudited)

10. Treasury Stock

The Board of Directors has authorized the University to repurchase up to $75,000 in aggregate of common stock, from time to time, depending on market conditions and other considerations. The expiration date on the repurchase authorization has been extended to September 30, 2016. Repurchases occur at the University’s discretion. Repurchases may be made in the open market or in privately negotiated transactions, pursuant to the applicable Securities and Exchange Commission rules. The amount and timing of future share repurchases, if any, will be made as market and business conditions warrant. Since its approval of the share repurchase plan, the University has purchased 2,787 shares of common stock at an aggregate cost of $49,135. During the six months ended June 30, 2015 the University did not repurchase any shares of common stock. At June 30, 2015, there remained $25,865 available under its share repurchase authorization. Shares repurchased in lieu of taxes are not included in the repurchase plan totals as they were approved in conjunction with the restricted share awards.

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

Forward-looking statements should not be read as a guarantee of future performance or results, and will not necessarily be accurate indications of the times at, or by, which such performance or results will be achieved. Forward-looking statements are based on information available at the time those statements are made or management’s good faith belief as of that time with respect to future events, and are subject to risks and uncertainties that could cause actual performance or results to differ materially from those expressed in or suggested by the forward-looking statements. Important factors that could cause such differences include, but are not limited to:

•	our failure to comply with the extensive regulatory framework applicable to our industry, including Title IV of the Higher Education Act and the regulations thereunder, state laws and regulatory requirements, and accrediting commission requirements;

•	the ability of our students to obtain federal Title IV funds, state financial aid, and private financing;

•	potential damage to our reputation or other adverse effects as a result of negative publicity in the media, in the industry or in connection with governmental reports or investigations, lawsuits, or otherwise, affecting us or other companies in the for-profit postsecondary education sector;

•	risks associated with changes in applicable federal and state laws and regulations and accrediting commission standards, including pending rulemaking by the Department of Education;

•	our ability to properly manage risks and challenges associated with strategic initiatives, including the potential conversion of our university operations to non-profit status, the expansion of our campus, potential acquisitions of, or investments in, new businesses, acquisitions of new properties, or the development of new campuses;

•	our ability to hire and train new, and develop and train existing employees and faculty;

•	the pace of growth of our enrollment;

•	our ability to convert prospective students to enrolled students and to retain active students;

•	our success in updating and expanding the content of existing programs and developing new programs in a cost-effective manner or on a timely basis;

•	industry competition, including competition for students and for qualified executives and other personnel;

•	risks associated with the competitive environment for marketing our programs;

•	failure on our part to keep up with advances in technology that could enhance the online experience of our students;

•	the extent to which obligations under our loan agreement, including the need to comply with restrictive and financial covenants and to pay principal and interest payments, limits our ability to conduct our operations or seek new business opportunities;

•	our ability to manage future growth effectively; and

•	general adverse economic conditions or other developments that affect the job prospects of our students.

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

Overview

We are a comprehensive regionally accredited university that offers over 160 graduate and undergraduate degree programs across eight colleges both online and on ground at our 200+ acre campus in Phoenix, Arizona, at leased facilities and at facilities owned by third party employers of our students. Our undergraduate programs are designed to be innovative and meet the future needs of employers, while providing students with the needed critical thinking and effective communication skills developed through a Christian-oriented, liberal arts foundation.

End-of-period enrollment increased 9.1% between June 30, 2015 and June 30, 2014, as ground enrollment increased 10.9% and online enrollment increased 8.9% over the prior year. We attribute the significant growth in our ground enrollment between years to our increasing brand recognition and the value proposition that our ground traditional campus affords to traditional-aged students and their parents. After scholarships, our ground traditional students pay tuition, room, board, and fees in an amount that is often half to a third of what it costs to attend a private, traditional university in another state and an amount comparable to what it costs to attend the public universities in the state of Arizona as an in-state student. Our online students pay tuition and fees in an amount that is often less than the cost of other high service online programs such as ours. For example, our largest local competitor’s undergraduate tuition for online programs ranges from $490 to $553 per credit hour and its graduate tuition for online programs ranges from $492 to $852 per credit hour while our online tuition per credit hour ranges from $350 to $465 for undergraduate programs and $325 to $630 for graduate programs. There are online programs that are less expensive than ours but those programs generally do not provide the full level of support services that we provide to our students. Although our online enrollment continues to grow, as the proportion of traditional colleges and universities providing alternative learning modalities increases, we will face increasing competition for working adult students from such institutions, including those with well-established reputations for excellence. Net revenues increased 13.1% for the six months ended June 30, 2015 over the first six months of the prior year primarily due to the enrollment growth and due to an increase in ancillary revenues resulting from the increased traditional student enrollment (e.g., housing, food, etc.). We did not raise tuition in any of our programs for our 2014-2015 or 2015-2016 academic years and have not raised our tuition for our traditional ground programs in seven years. Operating income was $98.2 million for the six months ended June 30, 2015, an increase of 20.8% over the $81.3 million in operating income for the six months ended June 30, 2014.

The following is a summary of our student enrollment at June 30, 2015 and 2014 by degree type and by instructional delivery method:

	2015(1)		2014(1)
	# of Students	% of Total	# of Students	% of Total
Graduate degrees(2)	28,224	44.8%	24,438	42.3%
Undergraduate degree	34,711	55.2%	33,269	57.7%

Total	62,935	100.0%	57,707	100.0%

	2015(1)		2014(1)
	# of Students	% of Total	# of Students	% of Total
Online(3)	57,681	91.7%	52,969	91.8%
Ground(4)	5,254	8.3%	4,738	8.2%

Total	62,935	100.0%	57,707	100.0%

(1)	Enrollment at June 30, 2015 and 2014 represents individual students who attended a course during the last two months of the calendar quarter. Included in enrollment at June 30, 2015 and 2014 are students pursuing non-degree certificates of 858 and 795, respectively.
(2)	Includes 6,106 and 4,930 students pursuing doctoral degrees at June 30, 2015 and 2014, respectively.
(3)	As of June 30, 2015 and 2014, 47.2% and 44.4%, respectively, of our working adult students (online and professional studies students) were pursuing graduate degrees.
(4)	Includes both our traditional on-campus ground students attending summer semester, and our professional studies students.

Critical Accounting Policies and Use of Estimates

Our critical accounting policies are disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2014. During the six months ended June 30, 2015, there have been no significant changes in our critical accounting policies.

Key Trends, Developments and Challenges

The key trends, developments and challenges facing the University are disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2014. During the six months ended June 30, 2015, there have been no significant changes in these trends. See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Key Trends, Developments and Challenges” in our Annual Report on Form 10-K for our fiscal year ended December 31, 2014, which is incorporated herein by reference.

Results of Operations

The following table sets forth income statement data as a percentage of net revenue for each of the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Net revenue	100.0%	100.0%	100.0%	100.0%
Operating expenses
Instructional costs and services	43.1	42.8	41.8	42.5
Admissions advisory and related	15.7	16.5	15.1	16.1
Advertising	10.5	9.9	10.4	10.0
Marketing and promotional	1.0	1.2	0.9	1.1
General and administrative	5.5	5.7	5.1	5.4

Total operating expenses	75.8	76.1	73.4	75.1

Operating income	24.2	23.9	26.6	24.9
Interest expense	(0.1)	(0.2)	(0.1)	(0.3)
Interest income and other income	0.1	0.1	0.1	0.1

Income before income taxes	24.2	23.8	26.6	24.8
Income tax expense	9.4	9.2	10.3	9.6

Net income	14.8	14.5	16.3	15.1

Three Months Ended June 30, 2015 Compared to Three Months Ended June 30, 2014

Net revenue. Our net revenue for the three months ended June 30, 2015 was $174.7 million, an increase of $16.1 million, or 10.2%, as compared to net revenue of $158.6 million for the three months ended June 30, 2014. This increase was primarily due to an increase in enrollment and, to a lesser extent, an increase in room and board and other student fees, partially offset by an increase in institutional scholarships. We did not raise tuition in any of our programs for our 2014-2015 or 2015-2016 academic years and have not raised our tuition for our traditional ground programs in seven years. End-of-period enrollment increased 9.1% between June 30, 2015 and June 30, 2014, as ground enrollment increased 10.9%, and online enrollment increased 8.9% over the prior year. The majority of the ground enrollment growth between years is due to an increase in the number of our ground traditional students taking summer semester courses. The growth in revenue per student between years is primarily due to our residential traditional campus enrollment growing at a rate higher than our working adult enrollment. When factoring in room, board and fees, the revenue per student is higher for these students than for our working adult students.

        Instructional costs and services expenses. Our instructional costs and services expenses for the three months ended June 30, 2015 were $75.4 million, an increase of $7.6 million, or 11.1%, as compared to instructional costs and services expenses of $67.8 million for the three months ended June 30, 2014. This increase was primarily due to increases in employee compensation and related expenses including share based compensation, faculty compensation, dues, fees and subscriptions and other instructional supplies, and depreciation and amortization and occupancy expense, partially offset by a decrease in other instructional compensation and related expenses in these categories, of $2.7 million, $1.9 million, $1.5 million, $2.0 million, and ($0.5) million, respectively. The increase in employee compensation and related expenses and faculty compensation are primarily due to the increase in the number of staff and faculty needed to support the increasing number of students attending the University. In addition, we have incurred an increase in employee benefit costs between years. The increase in dues, fees, subscriptions and other instructional supplies is primarily due to increased licensing fees related to educational resources and increased food costs associated with a higher number of residential students. The increase in depreciation and amortization and occupancy costs is the result of our placing into service additional buildings in the Fall of 2014 to support the growing number of ground traditional students. Our instructional costs and services expenses as a percentage of net revenues increased 0.3% to 43.1% for the three months ended June 30, 2015, from 42.8% for the three months ended June 30, 2014 primarily due to increases in dues, fees, subscriptions and other instructional supplies and depreciation and amortization and occupancy costs as a percentage of revenue between years. The increase in dues, fees and subscriptions and other instructional supplies as a percentage of revenue is primarily due to increased board revenue, as the margin on our food operations is much lower than the margin on our overall operations. The increase in depreciation and amortization and occupancy costs as a percentage of revenue is primarily related to the continued buildout of our traditional ground campus. We expect these costs to continue to grow, as a percentage of revenue, on a year over year basis in the second and third fiscal quarters as revenues are lowest in these quarters due to the seasonal enrollment decline between Spring and Fall semesters. Bad debt expense improved from 2.1% of net revenues for the three months ended June 30, 2014 to 2.0% for the three months ended June 30, 2015, which resulted primarily from improved student retention and improved collection efforts.

Admissions advisory and related expenses. Our admissions advisory and related expenses for the three months ended June 30, 2015 were $27.4 million, an increase of $1.2 million, or 4.4%, as compared to admissions advisory and related expenses of $26.2 million for the three months ended June 30, 2014. This increase is primarily the result of increases in employee compensation and related expenses including share based compensation of $1.2 million primarily due to increased headcount between years. Our admissions advisory and related expenses as a percentage of revenue decreased 0.8% to 15.7% for the three months ended June 30, 2015, from 16.5% for the three months ended June 30, 2014 primarily due to our ability to leverage our admissions advisory personnel across an increasing revenue base.

Advertising expenses. Our advertising expenses for the three months ended June 30, 2015 were $18.4 million, an increase of $2.6 million, or 16.9%, as compared to advertising expenses of $15.8 million for the three months ended June 30, 2014. This increase is primarily the result of increased digital media and branding advertising focused on the southwestern United States region. Our advertising expenses as a percentage of net revenue increased by 0.6% to 10.5% for the three months ended June 30, 2015, from 9.9% for the three months ended June 30, 2014 as we have intentionally increased our advertising spend to increase brand awareness.

Marketing and promotional expenses. Our marketing and promotional expenses for the three months ended June 30, 2015 were $1.8 million, a decrease of $0.1 million, or 6.2%, as compared to marketing and promotional expenses of $1.9 million for the three months ended June 30, 2014. This decrease is primarily the result of decreases in other promotional expenses of $0.2 million partially offset by a slight increase in employee compensation between years. Our marketing and promotional expenses as a percentage of net revenue decreased 0.2% to 1.0% for the three months ended June 30, 2015, from 1.2% for the three months ended June 30, 2014.

General and administrative expenses. Our general and administrative expenses for the three months ended June 30, 2015 were $9.5 million, an increase of $0.5 million, or 6.0%, as compared to general and administrative expenses of $9.0 million for the three months ended June 30, 2014. This increase was primarily due to increases in other general and administrative expenses of $0.5 million from increased charitable contributions related to the rehabilitation of residential neighborhoods near our Phoenix, Arizona campus. Our general and administrative expenses as a percentage of net revenue decreased by 0.2% to 5.5% for the three months ended June 30, 2015, from 5.7% for the three months ended June 30, 2014, due to our ability to leverage the fixed costs structure of our general and administrative expenses across an increasing revenue base.

Interest expense. Interest expense for the three months ended June 30, 2015 was $0.1 million, a decrease of $0.3 million, as compared to interest expense of $0.4 million for the three months ended June 30, 2014. This decrease was primarily due to an increase in ongoing construction projects, resulting in higher capitalized interest and a decrease in the average balance of our credit facility between periods due to scheduled monthly principal payments. Our interest expense decreased as a percentage of net revenue by 0.1% to 0.1% for the three months ended June 30, 2015, from 0.2% for the three months ended June 30, 2014.

Interest and other income. Interest and other income for the three months ended June 30, 2015 was $0.1 million, a decrease of $0.1 million, as compared to interest and other income of $0.2 million in the three months ended June 30, 2014. The decrease was primarily due to lower investment balances and lower investment returns period over period.

Income tax expense. Income tax expense for the three months ended June 30, 2015 was $16.5 million, an increase of $1.8 million, or 12.3%, as compared to income tax expense of $14.7 million for the three months ended June 30, 2014. Our effective tax rate was 39.0% during the second quarter of 2015 compared to 38.9% during the second quarter of 2014.

Net income. Our net income for the three months ended June 30, 2015 was $25.8 million, an increase of $2.7 million, as compared to $23.1 million for the three months ended June 30, 2014, due to the factors discussed above.

Six Months Ended June 30, 2015 Compared to Six Months Ended June 30, 2014

Net revenue. Our net revenue for the six months ended June 30, 2015 was $368.9 million, an increase of $42.9 million, or 13.1%, as compared to net revenue of $326.0 million for the six months ended June 30, 2014. This increase was primarily due to an increase in enrollment and, to a lesser extent, an increase in room and board and other student fees, partially offset by an increase in institutional scholarships. We did not raise tuition in any of our programs for our 2014-2015 or 2015-2016 academic years and have not raised our tuition for our traditional ground programs in seven years. End-of-period enrollment increased 9.1% between June 30, 2015 and June 30, 2014, as ground enrollment increased 10.9%, and online enrollment increased 8.9% over the prior year. The majority of the ground enrollment growth between the second quarter of 2014 and the second quarter of 2015 is due to an increase in the number of our ground traditional students taking summer semester courses. The growth in revenue per student between years is primarily due to our residential traditional campus enrollment growing at a rate higher than our working adult enrollment. When factoring in room, board and fees, the revenue per student is higher for these students than for our working adult students.

Instructional costs and services expenses. Our instructional costs and services expenses for the six months ended June 30, 2015 were $154.0 million, an increase of $15.5 million, or 11.2%, as compared to instructional costs and services expenses of $138.5 million for the six months ended June 30, 2014. This increase was primarily due to increases in employee compensation and related expenses including share based compensation, faculty compensation, depreciation and amortization and occupancy expense, and dues, fees and subscriptions and other instructional supplies, partially offset by a decrease in other instructional compensation and related expenses in these categories, of $6.0 million, $3.4 million, $4.2 million, $3.7 million, and ($1.8) million, respectively. The increase in employee compensation and related expenses and faculty compensation are primarily due to the increase in the number of staff and faculty needed to support the increasing number of students attending the University. In addition, we have incurred an increase in employee benefit costs between years. The increase in depreciation and amortization and occupancy costs is the result of our placing into service additional buildings in the Fall of 2014 to support the growing number of ground traditional students. The increase in dues, fees, subscriptions and other instructional supplies is primarily due to increased licensing fees related to educational resources and increased food costs associated with a higher number of residential students. Our instructional costs and services expenses as a percentage of net revenues decreased 0.7% to 41.8% for the six months ended June 30, 2015, from 42.5% for the six months ended June 30, 2014, primarily due to our ability to leverage our instructional services costs across an increasing revenue base partially offset by an increases in dues, fees and subscriptions and other instructional supplies and depreciation and amortization and occupancy expense as a percentage of revenue between years. The increase in dues, fees and subscriptions and other instructional supplies as a percentage of revenue is primarily due to increased board revenue, as the margin on our food operations is much lower than the margin on our overall operations. The increase in depreciation and amortization and occupancy costs as a percentage of revenue is primarily related to the continued buildout of our traditional ground campus. We expect these costs to continue to grow, as a percentage of revenue, on a year over year basis in the second and third fiscal quarters as revenues are lowest in these quarters due to the seasonal enrollment decline between Spring and Fall semesters. Bad debt expense improved from 2.2% of net revenues for the six months ended June 30, 2014 to 2.0% for the six months ended June 30, 2015, which resulted primarily from improved student retention and improved collection efforts.

Admissions advisory and related expenses. Our admissions advisory and related expenses for the six months ended June 30, 2015 were $55.7 million, an increase of $3.2 million, or 6.2%, as compared to admissions advisory and related expenses of $52.5 million for the six months ended June 30, 2014. This increase is primarily the result of increases in employee compensation and related expenses including share based compensation of $3.2 million primarily due to increased headcount between years. Our admissions advisory and related expenses as a percentage of revenue decreased 1.0% to 15.1% for the six months ended June 30, 2015, from 16.1% for the six months ended June 30, 2014 primarily due to our ability to leverage costs related to our admissions advisory personnel across an increasing revenue base.

Advertising expenses. Our advertising expenses for the six months ended June 30, 2015 were $38.5 million, an increase of $6.0 million, or 18.4%, as compared to advertising expenses of $32.5 million for the six months ended June 30, 2014. This increase is primarily the result of increased digital media and branding advertising focused on the southwestern United States region. Our advertising expenses as a percentage of net revenue increased by 0.4% to 10.4% for the six months ended June 30, 2015, from 10.0% for the six months ended June 30, 2014 as we have intentionally increased our advertising spend to increase brand awareness.

Marketing and promotional expenses. Our marketing and promotional expenses for the six months ended June 30, 2015 were $3.5 million, a decrease of $0.2 million, or 5.9%, as compared to marketing and promotional expenses of $3.7 million for the six months ended June 30, 2014. This decrease is primarily the result of decreases in other promotional expenses of $0.4 million partially offset by a slight increase in employee compensation of $0.2 million between years. Our marketing and promotional expenses as a percentage of net revenue decreased 0.2% to 0.9% for the six months ended June 30, 2015, from 1.1% for the six months ended June 30, 2014.

General and administrative expenses. Our general and administrative expenses for the six months ended June 30, 2015 were $18.9 million, an increase of $1.4 million, or 7.9%, as compared to general and administrative expenses of $17.5 million for the six months ended June 30, 2014. This increase was primarily due to increases in other general and administrative expenses of $1.4 million from increased charitable contributions related to the rehabilitation of residential neighborhoods near our Phoenix, Arizona campus. Our general and administrative expenses as a percentage of net revenue decreased by 0.3% to 5.1% for the six months ended June 30, 2015, from 5.4% for the six months ended June 30, 2014, due to our ability to leverage the fixed costs structure of our general and administrative expenses across an increasing revenue base.

Interest expense. Interest expense for the six months ended June 30, 2015 was $0.5 million, a decrease of $0.4 million, as compared to interest expense of $0.9 million for the six months ended June 30, 2014. This decrease was primarily due to an increase in ongoing construction projects resulting in higher capitalized interest and a decrease in the average balance of our credit facility between periods due to scheduled monthly principal payments. Our interest expense decreased as a percentage of net revenue by 0.2% to 0.1% for the six months ended June 30, 2015, from 0.3% for the six months ended June 30, 2014.

Interest and other income. Interest and other income for the six months ended June 30, 2015 was $0.4 million, an increase of $0.1 million, as compared to interest and other income of $0.3 million in the six months ended June 30, 2014. The increase was primarily due to differences in the investment balances and returns period over period.

Income tax expense. Income tax expense for the six months ended June 30, 2015 was $38.2 million, an increase of $6.8 million, or 21.4%, as compared to income tax expense of $31.4 million for the six months ended June 30, 2014. Our effective tax rate was 38.9% during the six months ended June 30, 2015 and 2014.

Net income. Our net income for the six months ended June 30, 2015 was $60.0 million, an increase of $10.6 million, as compared to $49.4 million for the six months ended June 30, 2014, due to the factors discussed above.

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

Liquidity and Capital Resources

Liquidity. We financed our operating activities and capital expenditures during the six months ended June 30, 2015 and 2014 primarily through cash provided by operating activities. Our unrestricted cash and cash equivalents and investments were $134.2 million and $166.0 million at June 30, 2015 and December 31, 2014, respectively. Our restricted cash, cash equivalents and investments at June 30, 2015 and December 31, 2014 were $63.7 million and $67.8 million, respectively.

Based on our current level of operations and anticipated growth, we believe that our cash flow from operations and other sources of liquidity, including cash and cash equivalents and our revolving line of credit, will provide adequate funds for ongoing operations, planned capital expenditures, and working capital requirements for at least the next 24 months. No amounts were borrowed on the $50.0 million revolving line of credit as of June 30, 2015.

Share Repurchase Program

Our Board of Directors has authorized the University to repurchase up to an aggregate of $75.0 million of our common stock, from time to time, depending on market conditions and other considerations. The expiration date on the repurchase authorization has been extended to September 30, 2016. Repurchases occur at the University’s discretion.

Under our share purchase authorization, we may purchase shares in the open market or in privately negotiated transactions, pursuant to the applicable Securities and Exchange Commission rules. The amount and timing of future share repurchases, if any, will be made as market and business conditions warrant.

Since the inception of our share repurchase program, the University has purchased 2.8 million shares of common stock at an aggregate cost of $49.1 million. During the six months ended June 30, 2015 the University did not repurchase any shares of common stock. At June 30, 2015, there remains $25.9 million available under our share repurchase authorization.

Cash Flows

Operating Activities. Net cash provided by operating activities for the six months ended June 30, 2015 was $81.7 million as compared to $89.4 million for the six months ended June 30, 2014. The decrease in cash generated from operating activities between the six months ended June 30, 2014 and the six months ended June 30, 2015 is primarily due to the timing of income tax related payments partially offset by increased net income.

Investing Activities. Net cash used in investing activities was $94.7 million and $130.1 million for the six months ended June 30, 2015 and 2014, respectively. Our cash used in investing activities was primarily related to capital expenditures. Capital expenditures were $111.9 million and $82.0 million for the six months ended June 30, 2015 and 2014, respectively. During the six-month period for 2015, capital expenditures primarily consisted of ground campus building projects such as the construction of four additional dormitories, an additional classroom building for our College of Science, Engineering and Technology, a new parking structure and land purchases adjacent to our Phoenix campus to support our growing traditional student enrollment as well as purchases of computer equipment, other internal use software projects and furniture and equipment to support our increasing employee headcount. During the six-month period for 2014, capital expenditures primarily consisted of ground campus building projects such as the construction of an additional classroom building, additional residence halls, the expansion of our arena, and land purchases adjacent to our Phoenix campus to support our growing traditional student enrollment as well as purchases of computer equipment, other internal use software projects and furniture and equipment to support our increasing employee headcount. Also included in investing activities is the net short-term investment activity. In the first six months of 2015 proceeds from the sale of short-term investments exceeded purchases by $17.3 million, whereas in the first six months of 2014 purchases exceeded proceeds by $48.1 million.

Financing Activities. Net cash used in financing activities was $1.5 million for the six months ended June 30, 2015, whereas net cash provided by financing activities was $5.0 million for the six months ended June 30, 2014. During the first six months of 2015, $4.2 million was used to purchase common shares withheld in lieu of income taxes resulting from restricted share awards while principal payments on notes payable and capital leases totaled $3.4 million. These uses were partially offset by proceeds from the exercise of stock options of $2.7 million and excess tax benefits from share-based compensation of $3.4 million. During the first six months of 2014, proceeds from the exercise of stock options of $6.6 million and excess tax benefits from share-based compensation of $7.1 million were partially offset by $3.6 million used to purchase common shares withheld in lieu of income taxes resulting from restricted share awards, $1.7 million used to purchase treasury stock in accordance with the university’s share repurchase program and principal payments on notes payable and capital leases totaled $3.3 million.

Contractual Obligations

The following table sets forth, as of June 30, 2015, the aggregate amounts of our significant contractual obligations and commitments with definitive payment terms due in each of the periods presented (in millions):

		Payments Due by Period
	Total	Less than 1 Year (1)	2-3 Years	4-5 Years	More than 5 Years
Long term notes payable	$83.2	$3.3	$13.3	$66.6	$0.0
Capital lease obligations	0.7	0.1	0.5	0.1	0.0
Purchase obligations(2)	56.5	46.0	6.2	3.9	0.4
Operating lease obligations	24.0	3.4	9.3	6.4	4.9

Total contractual obligations	$164.4	$52.8	$29.3	$77.0	$5.3

(1)	Payments due in less than one year represent expected expenditures from July 1, 2015 through December 31, 2015.
(2)	The purchase obligation amounts include expected spending by period under contracts that were in effect at June 30, 2015.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have had or are reasonably likely to have a material current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Impact of inflation. We believe that inflation has not had a material impact on our results of operations for the six months ended June 30, 2015 or 2014. There can be no assurance that future inflation will not have an adverse impact on our operating results and financial condition.

Market risk. On February 27, 2013 we entered into an interest rate corridor to manage our 30 Day LIBOR interest exposure from our variable rate debt, which debt matures in December 2019. The corridor instrument, which hedges variable interest rate risk starting March 1, 2013 through December 20, 2019 with a notional amount of $83.3 million as of June 30, 2015, permits us to hedge our interest rate risk at several thresholds. Under this arrangement, in addition to the credit spread we will pay variable interest monthly based on the 30 Day LIBOR rates, until that index reaches 1.5%. If 30 Day LIBOR is equal to 1.5% through 3.0%, we will continue to pay 1.5%. If 30 Day LIBOR exceeds 3.0%, we will pay actual 30 Day LIBOR less 1.5%.

Except with respect to the foregoing, we have no derivative financial instruments or derivative commodity instruments. We invest cash in excess of current operating requirements in short-term certificates of deposit and money market instruments in multiple financial institutions.

Interest rate risk. We manage interest rate risk through the instruments noted above and by investing excess funds in cash equivalents, A rated municipal bonds and municipal mutual funds bearing variable interest rates, which are tied to various market indices or individual bond coupon rates. Our future investment income may fall short of expectations due to changes in interest rates or we may suffer losses in principal if we are forced to sell securities that have declined in market value due to changes in interest rates. At June 30, 2015, a 10% increase or decrease in interest rates would not have a material impact on our future earnings, fair values, or cash flows. For information regarding our variable rate debt, see “Market risk” above.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective, as of June 30, 2015, in ensuring that material information relating to us required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in reports it files or submits under the Exchange Act is accumulated and communicated to management, including its principal executive officer or officers and principal financial officer or officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

Other than the supplemental risk factor set forth below, there have been no material changes to the risk factors disclosed in the “Risk Factors” section of our Annual Report on Form 10-K for the year ended December 31, 2014.

We may lose our ability to participate in Title IV programs, or be required to modify or eliminate certain programs, if we fail to comply with the Department of Education’s gainful employment regulations.

On October 30, 2014, the Department of Education published final regulations setting forth the “gainful employment” rule, which became effective on July 1, 2015 and applies to all programs participating in Title IV, including ours. Under the new rule, in order to maintain Title IV eligibility, gainful employment programs must meet minimum standards related to the debt burden versus earnings of their graduates. Programs with graduates whose annual loan payments are less than 8% of their total earnings or 20% of their discretionary earnings are rated “Pass.” Programs with graduates whose annual loan payments are between 8% and 12% of their total earnings or between 20% and 30% of their discretionary earnings are rated in the “Zone.” Programs with graduates whose annual loan payments are greater than 12% of their total earnings or 30% of their discretionary earnings are rated “Fail.” Programs that fail in two out of any three consecutive years or that are in the “Zone” for four consecutive years will be disqualified from participation in Title IV.

The compliance measures of the new rule involve complex calculation methodologies and definitions, such that complying with the rule may substantially increase our administrative burdens. In some cases, the compliance measures are based on data that may not be readily accessible to us or that result from factors beyond our control, such as changes in our graduates’ employment and income levels, changes in student borrowing levels, increases in interest rates, and various other factors. Nevertheless, using the information currently available to us, we have evaluated our programs to determine whether any of them are at risk of failing the new requirements. Based on this evaluation, we believe that none of our programs would fall into the “Fail” category. We believe that one or more of our undergraduate programs could fall into the “Zone” category in any given year depending on the average debt and earnings levels of our graduates during that year. These levels may fluctuate from year to year. Student debt level, for example, is highly dependent on the number of credits undergraduate students transfer into the university, a figure that could change significantly between years. Although these and other factors are beyond our control, we are hopeful though that none of our programs will fall into the “Fail” or “Zone” categories given our low tuition cost, and we will continue to evaluate our programs to identify potential risks and any adjustments that may be necessary to comply with the new rule.

Despite our efforts to identify at-risk programs and make appropriate adjustments, however, there can be no assurance that such efforts will be successful or result in compliance with the new regulations. Further, even if we were able to correct any deficiencies in a timely manner, the required disclosure associated with a program’s failure to meet at least one metric may adversely affect student enrollments in that program and may adversely affect the reputation of our institution. Finally, should a program ultimately fail to comply with the regulations and cease to be eligible for Title IV funding, it may not be practical for us to continue offering that program under our current business model. Any of these scenarios could have a material negative impact on our business.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sales of Unregistered Securities

None.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

Our Board of Directors has authorized the University to repurchase up to an aggregate of $75.0 million of common stock, from time to time, depending on market conditions and other considerations. The expiration date on the repurchase authorization has been extended to September 30, 2016. Repurchases occur at the University’s discretion. Repurchases may be made in the open market or in privately negotiated transactions, pursuant to the applicable Securities and Exchange Commission rules. The amount and timing of future share repurchases, if any, will be made as market and business conditions warrant. During the six months ended June 30, 2015, we did not repurchase any shares of common stock. At June 30, 2015, there remains $25.9 million available under our share repurchase authorization.

The following table sets forth our share repurchases of common stock and our share repurchases in lieu of taxes, which are not included in the repurchase plan totals as they were approved in conjunction with the restricted share awards, during each period in the second quarter of fiscal 2015:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Dollar Value of Shares That May Yet Be Purchased Under the Program
Share Repurchases
April 1, 2015 – April 30, 2015	—	$—	—	$25,865,000
May 1, 2015 – May 31, 2015	—	$—	—	$25,865,000
June 1, 2015 – June 30, 2015	—	$—	—	$25,865,000

Total	—	$—	—	$25,865,000

Tax Withholdings
April 1, 2015 – April 30, 2015	—	$—	—	$—
May 1, 2015 – May 31, 2015	1,238	$42.30	—	$—
June 1, 2015 – June 30, 2015	—	$—	—	$—

Total	1,238	$42.30	—	$—

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

None.

Item 5.	Other Information

None.

Item 6.	Exhibits

(a) Exhibits

Number	Description	Method of Filing

3.1	Amended and Restated Certificate of Incorporation.	Incorporated by reference to Exhibit 3.1 to Amendment No. 6 to the University’s Registration Statement on Form S-1 filed with the SEC on November 12, 2008.

3.2	Third Amended and Restated Bylaws.	Incorporated by reference to Exhibit 3.1 to the University’s Current Report on Form 8-K filed with the SEC on October 29, 2014.

4.1	Specimen of Stock Certificate.	Incorporated by reference to Exhibit 4.1 to Amendment No. 2 to the University’s Registration Statement on Form S-1 filed with the SEC on September 29, 2008.

31.1	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

31.2	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. ††	Filed herewith.

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. ††	Filed herewith.

††	This certification is being furnished solely to accompany this report pursuant to 18 U.S.C. Section 1350, and is not being filed for purposes of Section 18 of the Exchange Act, and is not to be incorporated by reference into any filings of the University, whether made before or after the date hereof, regardless of any general incorporation language in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GRAND CANYON EDUCATION, INC.

Date: August 10, 2015	By:	/s/ Daniel E. Bachus
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