Form 10-Q
period 2015-09-30
Grand Canyon Education, Inc.
filed 2015-10-28
CIK 1434588

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

or

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

The total number of shares of common stock outstanding as of October 23, 2015, was 47,139,356.

GRAND CANYON EDUCATION, INC.

FORM 10-Q

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

GRAND CANYON EDUCATION, INC.

Consolidated Income Statements

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands, except per share data)	2015	2014	2015	2014
Net revenue	$193,393	$175,056	$562,246	$501,082
Costs and expenses:
Instructional costs and services	83,180	71,714	237,224	210,239
Admissions advisory and related, including $412 and $762 for the three months ended September 30, 2015 and 2014, respectively, and $1,406 and $2,373 for the nine months ended September 30, 2015 and 2014, respectively, to related parties	27,506	27,324	83,211	79,793
Advertising	19,360	16,491	57,810	48,954
Marketing and promotional	1,827	1,931	5,309	5,629
General and administrative	12,536	11,640	31,466	29,188

Total costs and expenses	144,409	129,100	415,020	373,803

Operating income	48,984	45,956	147,226	127,279
Interest expense	(313)	(576)	(834)	(1,455)
Interest and other income	201	43	585	377

Income before income taxes	48,872	45,423	146,977	126,201
Income tax expense	15,530	16,407	53,680	47,828

Net income	$33,342	$29,016	$93,297	$78,373

Earnings per share:
Basic income per share	$0.72	$0.64	$2.03	$1.72

Diluted income per share	$0.70	$0.62	$1.97	$1.67

Basic weighted average shares outstanding	46,063	45,651	45,956	45,486

Diluted weighted average shares outstanding	47,320	47,051	47,262	46,962

The accompanying notes are an integral part of these consolidated financial statements.

GRAND CANYON EDUCATION, INC.

Consolidated Statements of Comprehensive Income

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2015	2014	2015	2014
Net income	$33,342	$29,016	$93,297	$78,373
Other comprehensive income, net of tax:
Unrealized gains (losses) on available-for-sale securities, net of taxes of $74 and $8 for the three months ended September 30, 2015 and 2014, respectively, and $7 and $10 for the nine months ended September 30, 2015 and 2014, respectively	118	12	13	(16)
Unrealized gains (losses) on hedging derivatives, net of taxes of $154 and $39 for the three months ended September 30, 2015 and 2014, respectively, and $267 and $73 for the nine months ended September 30, 2015 and 2014, respectively	(257)	61	(432)	(113)

Comprehensive income	$33,203	$29,089	$92,878	$78,244

The accompanying notes are an integral part of these consolidated financial statements.

GRAND CANYON EDUCATION, INC.

Consolidated Balance Sheets

(In thousands, except par value)	September 30, 2015	December 31, 2014
	(Unaudited)
ASSETS:
Current assets
Cash and cash equivalents	$78,177	$65,238
Restricted cash, cash equivalents and investments	64,737	67,840
Investments	84,016	100,784
Accounts receivable, net	9,500	7,605
Deferred income taxes	5,651	6,149
Other current assets	21,152	19,429

Total current assets	263,233	267,045
Property and equipment, net	639,631	478,170
Prepaid royalties	3,429	3,650
Goodwill	2,941	2,941
Other assets	3,377	3,907

Total assets	$912,611	$755,713

LIABILITIES AND STOCKHOLDERS’ EQUITY:
Current liabilities
Accounts payable	$41,482	$22,715
Accrued compensation and benefits	21,580	23,995
Accrued liabilities	14,819	13,533
Income taxes payable	612	4,906
Student deposits	65,978	69,584
Deferred revenue	86,712	36,868
Due to related parties	382	403
Current portion of capital lease obligations	495	91
Current portion of notes payable	6,723	6,616

Total current liabilities	238,783	178,711
Capital lease obligations, less current portion	153	406
Other noncurrent liabilities	3,689	4,513
Deferred income taxes, noncurrent	14,590	15,974
Notes payable, less current portion	75,759	79,877

Total liabilities	332,974	279,481

Commitments and contingencies
Stockholders’ equity
Preferred stock, $0.01 par value, 10,000 shares authorized; 0 shares issued and outstanding at September 30, 2015 and December 31, 2014	—	—
Common stock, $0.01 par value, 100,000 shares authorized; 50,247 and 49,746 shares issued and 47,138 and 46,744 shares outstanding at September 30, 2015 and December 31, 2014, respectively	502	497
Treasury stock, at cost, 3,109 and 3,002 shares of common stock at September 30, 2015 and December 31, 2014, respectively	(58,000)	(53,770)
Additional paid-in capital	173,301	158,549
Accumulated other comprehensive loss	(454)	(35)
Retained earnings	464,288	370,991

Total stockholders’ equity	579,637	476,232

Total liabilities and stockholders’ equity	$912,611	$755,713

The accompanying notes are an integral part of these consolidated financial statements.

GRAND CANYON EDUCATION, INC.

Consolidated Statement of Stockholders’ Equity

(In thousands)

(Unaudited)

					Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total

	Common Stock		Treasury Stock
	Shares	Par Value	Shares	Cost
Balance at December 31, 2014	49,746	$497	3,002	$(53,770)	$158,549	$(35)	$370,991	$476,232
Comprehensive income	—	—	—	—	—	(419)	93,297	92,878
Restricted shares forfeited	—	—	15	—	—	—	—	—
Exercise of stock options	177	2	—	—	2,869	—	—	2,871
Excess tax benefits	—	—	—	—	3,515	—	—	3,515
Share-based compensation	324	3	92	(4,230)	8,368	—	—	4,141

Balance at September 30, 2015	50,247	$502	3,109	$(58,000)	$173,301	$(454)	$464,288	$579,637

The accompanying notes are an integral part of these consolidated financial statements.

GRAND CANYON EDUCATION, INC.

Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended September 30,
(In thousands)	2015	2014
Cash flows provided by operating activities:
Net income	$93,297	$78,373
Adjustments to reconcile net income to net cash provided by operating activities:
Share-based compensation	8,423	7,412
Excess tax benefits from share-based compensation	(3,343)	(7,232)
Provision for bad debts	11,412	10,835
Depreciation and amortization	25,360	21,418
Deferred income taxes	(1,305)	(137)
Prepaid royalty impairment	—	966
Other, including fixed asset impairments	2,098	2,475
Changes in assets and liabilities:
Restricted cash, cash equivalents and investments	3,103	5,567
Accounts receivable	(13,307)	(11,907)
Prepaid expenses and other	(1,549)	(317)
Due to/from related parties	(21)	17
Accounts payable	1,400	(2,956)
Accrued liabilities and employee related liabilities	(1,181)	(1,610)
Income taxes receivable/payable	(791)	18,782
Deferred rent	(824)	(2,736)
Deferred revenue	49,844	44,092
Student deposits	(3,606)	(6,300)

Net cash provided by operating activities	169,010	156,742

Cash flows used in investing activities:
Capital expenditures	(169,706)	(141,217)
Purchases of investments	(35,547)	(101,185)
Proceeds from sale or maturity of investments	52,315	82,479

Net cash used in investing activities	(152,938)	(159,923)

Cash flows (used in) provided by financing activities:
Principal payments on notes payable and capital lease obligations	(5,117)	(5,021)
Repurchase of common shares including shares withheld in lieu of income taxes	(4,230)	(5,338)
Excess tax benefits from share-based compensation	3,343	7,232
Net proceeds from exercise of stock options	2,871	6,966

Net cash (used in) provided by financing activities	(3,133)	3,839

Net increase in cash and cash equivalents	12,939	658
Cash and cash equivalents, beginning of period	65,238	55,824

Cash and cash equivalents, end of period	$78,177	$56,482

Supplemental disclosure of cash flow information
Cash paid for interest	$849	$1,327
Cash paid for income taxes	$54,408	$29,223
Cash received for income tax refunds	$2	$364
Supplemental disclosure of non-cash investing and financing activities
Purchases of property and equipment included in accounts payable	$23,212	$11,650
Purchases of equipment through capital lease and note payable obligations	$1,257	$—
Tax benefit of Spirit warrant intangible	$190	$195
Shortfall tax expense from share-based compensation	$18	$14

The accompanying notes are an integral part of these consolidated financial statements.

GRAND CANYON EDUCATION, INC.

Notes to Consolidated Financial Statements

(In thousands, except per share data)

(Unaudited)

1. Nature of Business

Grand Canyon Education, Inc. (together with its subsidiaries, the “University”, “we” or “us”) is a comprehensive regionally accredited university that offers over 160 graduate and undergraduate degree programs across eight colleges both online and on ground at our 200+ acre campus in Phoenix, Arizona, at leased facilities and at facilities owned by third party employers of our students. Our undergraduate programs are designed to be innovative and to meet the future needs of employers, while providing students with the needed critical thinking and effective communication skills developed through a Christian, liberal arts foundation. We offer master and doctoral degrees in contemporary fields that are designed to provide students with the capacity for transformational leadership in their chosen industry, emphasizing the immediate relevance of theory, application, and evaluation to promote personal and organizational change. The University is accredited by The Higher Learning Commission. The University’s wholly-owned subsidiaries are primarily used to facilitate expansion of the University campus.

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

GRAND CANYON EDUCATION, INC.

Notes to Consolidated Financial Statements

(In thousands, except per share data)

(Unaudited)

Note Receivable

The University purchased a note receivable from a financial institution at fair market value in the fourth quarter of 2012 for $27,000. The note bore interest at 11%, which represented the 6% rate of the loan plus the 5% default rate. The principal and most of the interest due on the note was paid in March 2013 resulting in the full return on investment of the note receivable and an additional gain in interest income and other income of $2,187 on the loan. However, the borrower has disputed certain amounts remaining due under the note agreement, including default interest in the amount of $432, a late payment penalty in the amount of $1,392, and a statutory trustee’s fee in the amount of $139. The funds disputed by the borrower, plus interest thereon, were deposited into an escrow account with the clerk of the Maricopa County Superior Court pending resolution of the disputed issues. In the third quarter of 2013, the court ruled in favor of the University with respect to the late penalty and default interest accrued thereon. Accordingly, the University recorded interest and other income of $1,459 for the year ended December 31, 2013. The court ordered the late penalty funds and interest thereon to be released to the University on October 28, 2013 unless prior to said date, borrower filed with the court a formal notice of appeal and simultaneously deposited an additional $344 into escrow with the clerk of the court representing continued interest accruing on the late penalty pending an appeal. On October 28, 2013 borrower deposited with the clerk of the court the required cash bond in the amount of $344 and filed its formal notice of appeal. The briefing and oral argument phases of the appeal have been completed and the University is awaiting a written decision from the Court of Appeals. Following a bench trial, the trial court ruled in favor of the University with respect to remaining default interest and other fees totaling $697. Should the borrower appeal the trial court’s judgment in favor of the University, the $697 will remain on deposit with the clerk of the court, provided the borrower deposits additional interest thereon in an amount determined by the court, as a cash bond pending any appeal.

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

On February 27, 2013, the University entered into an interest rate corridor to manage its 30 Day LIBOR interest exposure related to its variable rate debt. The fair value of the interest rate corridor instrument as of September 30, 2015 and December 31, 2014 was $630 and $1,332, respectively, which is included in other assets. The fair value of this derivative instrument was determined using a hypothetical derivative transaction and Level 2 of the hierarchy of valuation inputs. This derivative instrument was originally designated as a cash flow hedge of variable rate debt obligations. The adjustment of $699 for the nine months ended September 30, 2015, for the effective portion of the loss on the derivative is included as a component of other comprehensive income, net of taxes.

The interest rate corridor instrument reduces variable interest rate risk starting March 1, 2013 through December 20, 2019 with a notional amount of $81,667 as of September 30, 2015. The corridor instrument’s terms permits the University to hedge its interest rate risk at several thresholds; the University pays variable interest monthly based on the 30 Day LIBOR rates until that index reaches 1.5%. If 30 Day LIBOR is equal to 1.5% through 3.0%, the University pays 1.5%. If 30 Day LIBOR exceeds 3.0%, the University pays actual 30 Day LIBOR less 1.5%.

As of September 30, 2015, no derivative ineffectiveness was identified. Any ineffectiveness in the University’s derivative instrument designated as a hedge is reported in interest expense in the income statement. For the nine months ended September 30, 2015, $3 of credit risk was recorded in interest expense for the interest rate corridor. At September 30, 2015, the University does not expect to reclassify gains or losses on derivative instruments from accumulated other comprehensive income (loss) into earnings during the next 12 months.

Fair Value of Financial Instruments

As of September 30, 2015, the carrying value of cash and cash equivalents, investments, accounts receivable, accounts payable and accrued compensation and benefits and accrued liabilities approximate their fair value based on the liquidity or the short-term maturities of these instruments. The carrying value of notes payable approximates fair value as it is based on a variable rate index. The carrying value of capital lease obligations approximate fair value based upon market interest rates available to the University for debt of similar risk and maturities. Derivative financial instruments are carried at fair value, determined using Level 2 of the hierarchy of valuation inputs, with the use of inputs other than quoted prices that are observable for the asset or liability.

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

Revenue Recognition

Net revenues consist primarily of tuition and fees derived from courses taught by the University online, on ground at its approximately 200+ acre campus in Phoenix, Arizona, at leased facilities and at facilities owned by third party employers of our students, as well as from related educational resources that the University provides to its students, such as access to online materials. Tuition revenue and most fees from related educational resources are recognized pro-rata over the applicable period of instruction, net of scholarships provided by the University. For the nine months ended September 30, 2015 and 2014, the University’s revenue was reduced by approximately $114,660 and $96,188, respectively, as a result of scholarships that the University offered to students. The University also maintains an institutional tuition refund policy, which provides for the refund of all or a portion of a student’s tuition if the student withdraws during stated refund periods. Certain states in which students reside impose separate, mandatory refund policies, which override the University’s policy to the extent in conflict. If a student withdraws at a time when only a portion, or none, of the tuition is refundable, then in accordance with its revenue recognition policy, the University continues to recognize the tuition that was not refunded pro-rata over the applicable period of instruction. However, for students that have taken out financial aid to pay their tuition and for which a return of such money to the Department of Education (a “Return to Title IV”) is required as a result of his or her withdrawal, the University recognizes revenue after a student withdraws only at the time of cash collection. Sales tax collected from students is excluded from net revenues. Collected but unremitted sales tax is included as an accrued liability in the consolidated balance sheets. The University also charges online students an upfront learning management fee, which is deferred and recognized over the average expected term of a student. Costs that are direct and incremental to new online students are also deferred and recognized ratably over the average expected term of a student. Deferred revenue and student deposits in any period represent the excess of tuition, fees, and other student payments received as compared to amounts recognized as revenue on the income statement and are reflected as current liabilities in the accompanying consolidated balance sheet. The University’s educational programs have starting and ending dates that differ from its fiscal quarters. Therefore, at the end of each fiscal quarter, a portion of revenue from these programs is not yet earned. Other revenues may be recognized as sales occur or services are performed.

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

In April 2015, the FASB issued Accounting Standards Update (ASU) No. 2015-03, Simplifying the Presentation of Debt Issuance Costs. The guidance requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The guidance will be effective for the University’s annual reporting period beginning January 1, 2016, and applied on a retrospective basis. Early adoption is also permitted. The University does not expect adoption of this guidance to have a material impact on its financial condition, results of operations, or disclosures.

In April 2015, the FASB issued ASU No. 2015-05, Intangibles-Goodwill and Other-Internal-Use Software, Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement. The guidance requires customers to determine whether a cloud computing arrangement contains a software license. If the arrangement contains a software license, customers must account for fees related to the software license element in a manner consistent with how the acquisition of other software licenses is accounted for under ASC 350-40; if the arrangement does not contain a software license, customers must account for the arrangement as a service contract. The standard will take effect for the University for the year ending December 31, 2016 and all interim periods therein. Entities may adopt this guidance retrospectively, or prospectively for arrangements entered into, or materially modified, after the standard’s effective date. The University does not expect adoption of this guidance to have a material impact on its financial condition, results of operations, or disclosures.

The University has determined that no other recent accounting pronouncements have a potential material impact to its operations or otherwise would have a material impact on its financial statements.

3. Investments

The following is a summary of amounts included in restricted and unrestricted investments as of September 30, 2015 and December 31, 2014. The University considered all investments as available for sale.

	As of September 30, 2015
	Adjusted Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Estimated Fair Value
Municipal securities	$84,007	$94	$(85)	$84,016
Municipal bond mutual fund	55,621	—	(115)	55,506

Total restricted and unrestricted investments	$139,628	$94	$(200)	$139,522

	As of December 31, 2014
	Adjusted Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Estimated Fair Value
Municipal securities	$83,364	$51	$(177)	$83,238
Municipal bond mutual fund	85,386	—	—	85,386

Total restricted and unrestricted investments	$168,750	$51	$(177)	$168,624

The cash flows of municipal securities are backed by the issuing municipality’s credit worthiness. All municipal securities are due in one year or less as of September 30, 2015. As of September 30, 2015, the net unrealized loss on available-for-sale securities was $64, net of taxes.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Denominator:
Basic weighted average shares outstanding	46,063	45,651	45,956	45,486
Effect of dilutive stock options and restricted stock	1,257	1,400	1,306	1,476

Diluted weighted average shares outstanding	47,320	47,051	47,262	46,962

Diluted weighted average shares outstanding exclude the incremental effect of shares that would be issued upon the assumed exercise of stock options and vesting of restricted stock. For the nine months ended September 30, 2015 and 2014, approximately 373 and 155, respectively, of the University’s stock options outstanding were excluded from the calculation of diluted earnings per share as their inclusion would have been anti-dilutive. These options and restricted stock awards could be dilutive in the future.

5. Allowance for Doubtful Accounts

	Balance at Beginning of Period	Charged to Expense	Deductions(1)	Balance at End of Period
Nine months ended September 30, 2015	$6,472	11,412	(12,089)	$5,795
Nine months ended September 30, 2014	$9,678	10,835	(13,036)	$7,477

(1)	Deductions represent accounts written off, net of recoveries.

6. Property and Equipment, net

Property and equipment, net consist of the following:

	September 30, 2015	December 31, 2014
Land	$94,735	$76,537
Land improvements	10,864	8,800
Buildings	387,988	298,124
Buildings and leasehold improvements	69,071	45,855
Equipment under capital leases	5,568	5,310
Computer equipment	87,999	75,990
Furniture, fixtures and equipment	50,219	38,162
Internally developed software	24,569	20,813
Other	1,099	1,099
Construction in progress	42,776	20,693

	774,888	591,383
Less accumulated depreciation and amortization	(135,257)	(113,213)

Property and equipment, net	$639,631	$478,170

GRAND CANYON EDUCATION, INC.

Notes to Consolidated Financial Statements

(In thousands, except per share data)

(Unaudited)

7. Commitments and Contingencies

Leases

The University leases certain land, buildings and equipment under non-cancelable operating leases expiring at various dates through 2022. Future minimum lease payments under operating leases due each year are as follows at September 30, 2015:

2015 (remaining three months)	$1,884
2016	5,683
2017	3,935
2018	3,432
2019	3,022
Thereafter	4,869

Total minimum payments	$22,825

Total rent expense and related taxes and operating expenses under operating leases for the nine months ended September 30, 2015 and 2014 were $5,837 and $6,359, respectively.

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

Tax Reserves, Non-Income Tax Related

From time to time the University has exposure to various non-income tax related matters that arise in the ordinary course of business. At September 30, 2015 and December 31, 2014, the University reserved approximately $0 and $659, respectively, for tax matters where its ultimate exposure is considered probable and the potential loss can be reasonably estimated.

8. Share-Based Compensation

Incentive Plan

Restricted Stock

During the nine months ended September 30, 2015, the University granted 315 shares of common stock with a service vesting condition to certain of its executives, officers, faculty and employees. The restricted shares have voting rights and vest in five annual installments of 20% starting on March 1, 2016 and each of the four anniversaries of the vesting date following the date of grant. Upon vesting, shares will be held in lieu of taxes equivalent to the minimum statutory tax withholding required to be paid when the restricted stock vests. During the nine months ended September 30, 2015, the University withheld 92 shares of common stock in lieu of taxes at a cost of $4,230 on the restricted stock vesting dates. In May 2015, the University granted 9 shares of common stock to certain of the non-employee members of the University’s board of directors. The restricted shares granted to these directors have voting rights and vest on the earlier of (a) the one year anniversary of the date of grant or (b) immediately prior to the following year’s annual stockholders’ meeting.

GRAND CANYON EDUCATION, INC.

Notes to Consolidated Financial Statements

(In thousands, except per share data)

(Unaudited)

A summary of the activity related to restricted stock granted under the University’s Incentive Plan since December 31, 2014 is as follows:

	Total Shares	Weighted Average Grant Date Fair Value per Share
Outstanding as of December 31, 2014	1,033	$28.75
Granted	324	45.66
Vested	(270)	27.03
Forfeited, canceled or expired	(15)	29.60

Outstanding as of September 30, 2015	1,072	$34.28

Stock Options

During the nine months ended September 30, 2015, no options were granted. A summary of the activity related to stock options granted under the University’s Incentive Plan since December 31, 2014 is as follows:

	Summary of Stock Options Outstanding
	Total Shares	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value ($)(1)
Outstanding as of December 31, 2014	2,452	$14.83
Granted	—	—
Exercised	(177)	16.20
Forfeited, canceled or expired	(10)	15.80

Outstanding as of September 30, 2015	2,265	$14.72	4.08	$52,701

Exercisable as of September 30, 2015	2,054	$14.60	3.93	$48,048

Available for issuance as of September 30, 2015	1,936

(1)	Aggregate intrinsic value represents the value of the University’s closing stock price on September 30, 2015 ($37.99) in excess of the exercise price multiplied by the number of shares underlying options outstanding or exercisable, as applicable.

Share-based Compensation Expense

The table below outlines share-based compensation expense for the nine months ended September 30, 2015 and 2014 related to restricted stock and stock options granted:

	2015	2014
Instructional costs and services	$5,054	$4,403
Admissions advisory and related	143	122
Marketing and promotional	140	169
General and administrative	3,086	2,718

Share-based compensation expense included in operating expenses	8,423	7,412
Tax effect of share-based compensation	(3,369)	(2,965)

Share-based compensation expense, net of tax	$5,054	$4,447

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

To participate in Title IV programs, an institution must be authorized to offer its programs of instruction by the relevant agency of the state in which it is located, accredited by an accrediting agency recognized by the Department of Education and certified as eligible by the Department of Education. The Department of Education will certify an institution to participate in Title IV programs only after the institution has demonstrated compliance with the Higher Education Act and the Department of Education’s extensive regulations regarding institutional eligibility. An institution must also demonstrate its compliance to the Department of Education on an ongoing basis. As of September 30, 2015, management believes the University is in compliance with the applicable regulations in all material respects.

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

10. Treasury Stock

The Board of Directors has authorized the University to repurchase up to $75,000 in aggregate of common stock, from time to time, depending on market conditions and other considerations. The expiration date on the repurchase authorization has been extended to September 30, 2016. Repurchases occur at the University’s discretion. Repurchases may be made in the open market or in privately negotiated transactions, pursuant to the applicable Securities and Exchange Commission rules. The amount and timing of future share repurchases, if any, will be made as market and business conditions warrant. Since its approval of the share repurchase plan, the University has purchased 2,787 shares of common stock at an aggregate cost of $49,135. During the nine months ended September 30, 2015 the University did not repurchase any shares of common stock. At September 30, 2015, there remained $25,865 available under its share repurchase authorization. Shares repurchased in lieu of taxes are not included in the repurchase plan totals as they were approved in conjunction with the restricted share awards.

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

Overview

We are a comprehensive regionally accredited university that offers over 160 graduate and undergraduate degree programs across eight colleges both online and on ground at our 200+ acre campus in Phoenix, Arizona, at leased facilities and at facilities owned by third party employers of our students. Our undergraduate programs are designed to be innovative and meet the future needs of employers, while providing students with the needed critical thinking and effective communication skills developed through a Christian-oriented, liberal arts foundation. We offer master and doctoral degrees in contemporary fields that are designed to provide students with the capacity for transformational leadership in their chosen industry, emphasizing the immediate relevance of theory, application, and evaluation to promote personal and organizational change.

End-of-period enrollment increased 10.2% between September 30, 2015 and September 30, 2014, as ground enrollment increased 19.9% and online enrollment increased 7.9% over the prior year. We attribute the significant growth in our ground enrollment between years to our increasing brand recognition and the value proposition that our ground traditional campus affords to traditional-aged students and their parents. After scholarships, our ground traditional students pay tuition, room, board, and fees in an amount that is often half to a third of what it costs to attend a private, traditional university in another state and an amount comparable to what it costs to attend the public universities in the state of Arizona as an in-state student. Our online students pay tuition and fees in an amount that is often less than the cost of other high service online programs such as ours. For example, our largest local competitor’s undergraduate tuition for online programs ranges from $490 to $553 per credit hour and its graduate tuition for online programs ranges from $492 to $852 per credit hour while our online tuition per credit hour ranges from $355 to $470 for undergraduate programs and $330 to $640 for graduate programs. There are online programs that are less expensive than ours but those programs generally do not provide the full level of support services that we provide to our students. Although our online enrollment continues to grow, as the proportion of traditional colleges and universities providing alternative learning modalities increases, we will face increasing competition for working adult students from such institutions, including those with well-established reputations for excellence. Net revenues increased 12.2% for the nine months ended September 30, 2015 over the first nine months of the prior year primarily due to the enrollment growth and due to an increase in ancillary revenues resulting from the increased traditional student enrollment (e.g., housing, food, etc.). We did not raise tuition in any of our programs for our 2014-2015 academic year. A tuition increase of approximately 1% was implemented for the majority of online programs for our 2015-2016 academic year. We have not raised our tuition for our traditional ground programs in seven years. Operating income was $147.2 million for the nine months ended September 30, 2015, an increase of 15.7% over the $127.3 million in operating income for the nine months ended September 30, 2014.

The following is a summary of our student enrollment at September 30, 2015 and 2014 by degree type and by instructional delivery method:

	2015(1)		2014(1)
	# of Students	% of Total	# of Students	% of Total
Graduate degrees(2)	29,302	39.0%	26,007	38.2%
Undergraduate degree	45,771	61.0%	42,115	61.8%

Total	75,073	100.0%	68,122	100.0%

	2015(1)		2014(1)
	# of Students	% of Total	# of Students	% of Total
Online(3)	59,600	79.4%	55,218	81.1%
Ground(4)	15,473	20.6%	12,904	18.9%

Total	75,073	100.0%	68,122	100.0%

(1)	Enrollment at September 30, 2015 and 2014 represents individual students who attended a course during the last two months of the calendar quarter. Included in enrollment at September 30, 2015 and 2014 are students pursuing non-degree certificates of 716 and 621, respectively.
(2)	Includes 6,259 and 5,336 students pursuing doctoral degrees at September 30, 2015 and 2014, respectively.
(3)	As of September 30, 2015 and 2014, 47.5% and 45.2%, respectively, of our working adult students (online and professional studies students) were pursuing graduate degrees.
(4)	Includes both our traditional on-campus ground students and our professional studies students.

Critical Accounting Policies and Use of Estimates

Our critical accounting policies are disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2014. During the nine months ended September 30, 2015, there have been no significant changes in our critical accounting policies.

Key Trends, Developments and Challenges

The key trends, developments and challenges facing the University are disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2014. During the nine months ended September 30, 2015, there have been no significant changes in these trends. See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Key Trends, Developments and Challenges” in our Annual Report on Form 10-K for our fiscal year ended December 31, 2014, which is incorporated herein by reference.

Results of Operations

The following table sets forth income statement data as a percentage of net revenue for each of the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Net revenue	100.0%	100.0%	100.0%	100.0%
Operating expenses
Instructional costs and services	43.0	41.0	42.2	42.0
Admissions advisory and related	14.2	15.6	14.8	15.9
Advertising	10.0	9.4	10.3	9.8
Marketing and promotional	0.9	1.1	0.9	1.1
General and administrative	6.5	6.6	5.6	5.8

Total operating expenses	74.7	73.7	73.8	74.6

Operating income	25.3	26.3	26.2	25.4
Interest expense	(0.2)	(0.3)	(0.1)	(0.3)
Interest income and other income	0.1	0.0	0.1	0.1

Income before income taxes	25.3	25.9	26.1	25.2
Income tax expense	8.0	9.4	9.5	9.5

Net income	17.2	16.6	16.6	15.6

Three Months Ended September 30, 2015 Compared to Three Months Ended September 30, 2014

Net revenue. Our net revenue for the three months ended September 30, 2015 was $193.4 million, an increase of $18.3 million, or 10.5%, as compared to net revenue of $175.1 million for the three months ended September 30, 2014. This increase was primarily due to an increase in enrollment and, to a lesser extent, an increase in room and board and other student fees, partially offset by an increase in institutional scholarships. We did not raise tuition in any of our programs for our 2014-2015 academic year. A tuition increase of approximately 1% was implemented for the majority of our online programs for our 2015-2016 academic year. We have not raised our tuition for our traditional ground programs in seven years. End-of-period enrollment increased 10.2% between September 30, 2015 and September 30, 2014, as ground enrollment increased 19.9%, and online enrollment increased 7.9% over the prior year. The majority of the ground enrollment growth between the third quarter of 2014 and the third quarter of 2015 is due to an increase in the number of our residential students at our ground traditional campus in Phoenix, Arizona. The growth in revenue per student between years is primarily due to our residential traditional campus enrollment growing at a rate higher than our working adult enrollment. When factoring in room, board and fees, the revenue per student is higher for these students than for our working adult students.

Instructional costs and services expenses. Our instructional costs and services expenses for the three months ended September 30, 2015 were $83.2 million, an increase of $11.5 million, or 16.0%, as compared to instructional costs and services expenses of $71.7 million for the three months ended September 30, 2014. This increase was primarily due to increases in employee compensation and related expenses including share based compensation, faculty compensation, dues, fees and subscriptions and other instructional supplies, and depreciation and amortization and occupancy expense, and increases in other instructional related expenses in these categories, of $5.4 million, $1.7 million, $1.6 million, $0.8 million, and $2.0 million, respectively. The increase in employee compensation and related expenses and faculty compensation are primarily due to the increase in the number of staff and faculty needed to support the increasing number of students attending the University. In addition, we have incurred an increase in employee benefit costs between years. The increase in dues, fees, subscriptions and other instructional supplies is primarily due to increased licensing fees related to educational resources and increased food costs associated with a higher number of residential students. The increase in depreciation and amortization and occupancy costs is the result of our placing into service additional buildings in the Fall of 2015 and 2014 to support the growing number of ground traditional students. Other instructional costs and services during the three months ended September 30, 2015 and 2014 include $1.2 million and $0.4 million, respectively, of fixed asset disposals related to the removal of older campus buildings as those buildings will be replaced with new campus infrastructure. Our instructional costs and services expenses as a percentage of net revenues increased 2.0% to 43.0% for the three months ended September 30, 2015, from 41.0% for the three months ended September 30, 2014 primarily due to increases in employee compensation and related expenses and other instructional related expenses as a percentage of revenue between years. The increase in employee compensation and related expenses as a percentage of revenue is primarily due to headcount increases needed to support the increasing number of ground traditional students. We expect these costs to continue to grow, as a percentage of revenue, on a year over year basis in the second and third fiscal quarters as revenues are lowest in these quarters due to the seasonal enrollment decline in these students between Spring and Fall semesters as only a small percentage take classes in the Summer, whereas most of the payroll costs are fixed. The increase in other instructional related expenses as a percentage of revenue between years is primarily due to the increase in the fixed asset disposals. Bad debt expense improved from 2.2% of net revenues for the three months ended September 30, 2014 to 2.1% for the three months ended September 30, 2015, which resulted primarily from improved student retention and improved collection efforts.

Admissions advisory and related expenses. Our admissions advisory and related expenses for the three months ended September 30, 2015 were $27.5 million, an increase of $0.2 million, or 0.7%, as compared to admissions advisory and related expenses of $27.3 million for the three months ended September 30, 2014. This increase is primarily the result of increases in employee compensation and related expenses including share based compensation primarily due to increased headcount between years of $1.1 million, partially offset by a decrease in other admissions advisory related expenses of $0.9 million between years. Our admissions advisory and related expenses as a percentage of revenue decreased 1.4% to 14.2% for the three months ended September 30, 2015, from 15.6% for the three months ended September 30, 2014 primarily due to our ability to leverage our admissions advisory personnel across an increasing revenue base.

Advertising expenses. Our advertising expenses for the three months ended September 30, 2015 were $19.4 million, an increase of $2.9 million, or 17.4%, as compared to advertising expenses of $16.5 million for the three months ended September 30, 2014. This increase is primarily the result of increased digital media and branding advertising focused on the southwestern United States region. Our advertising expenses as a percentage of net revenue increased by 0.6% to 10.0% for the three months ended September 30, 2015, from 9.4% for the three months ended September 30, 2014 as we have intentionally increased our advertising spend to increase brand awareness.

Marketing and promotional expenses. Our marketing and promotional expenses for the three months ended September 30, 2015 were $1.8 million, a decrease of $0.1 million, or 5.3%, as compared to marketing and promotional expenses of $1.9 million for the three months ended September 30, 2014. This decrease is primarily the result of decreases in other promotional expenses between years. Our marketing and promotional expenses as a percentage of net revenue decreased 0.2% to 0.9% for the three months ended September 30, 2015, from 1.1% for the three months ended September 30, 2014.

General and administrative expenses. Our general and administrative expenses for the three months ended September 30, 2015 were $12.5 million, an increase of $0.9 million, or 7.7%, as compared to general and administrative expenses of $11.6 million for the three months ended September 30, 2014. This increase was primarily due to increases in legal, audit and insurance expenses and our continued increases in charitable contributions including the funding of the rehabilitation of residential neighborhoods near our Phoenix, Arizona campus. During both the third quarter of 2015 and 2014 we contributed $2.8 million to private school tuition organizations in lieu of state income taxes. Our general and administrative expenses as a percentage of net revenue decreased by 0.1% to 6.5% for the three months ended September 30, 2015, from 6.6% for the three months ended September 30, 2014.

Interest expense. Interest expense for the three months ended September 30, 2015 was $0.3 million, a decrease of $0.3 million, as compared to interest expense of $0.6 million for the three months ended September 30, 2014. This decrease was primarily due to an increase in ongoing construction projects, resulting in higher capitalized interest and a decrease in the average balance of our credit facility between periods due to scheduled monthly principal payments. Our interest expense decreased as a percentage of net revenue by 0.1% to 0.2% for the three months ended September 30, 2015, from 0.3% for the three months ended September 30, 2014.

Interest and other income. Interest and other income for the three months ended September 30, 2015 was $0.2 million, an increase of $0.2 million, as compared to interest and other income of $0.0 million in the three months ended September 30, 2014. The increase was primarily due to average investment balances and higher investment returns period over period.

Income tax expense. Income tax expense for the three months ended September 30, 2015 was $15.5 million, a decrease of $0.9 million, or 5.3%, as compared to income tax expense of $16.4 million for the three months ended September 30, 2014. Our effective tax rate was 31.8% during the third quarter of 2015 compared to 36.1% during the third quarter of 2014. The variance in the effective tax rate is attributable to non-recurring favorable items in the third quarter of 2015. The tax rate for both periods is less than the annual effective tax rates due to the contributions made in lieu of state income taxes in the third quarter of both years.

Net income. Our net income for the three months ended September 30, 2015 was $33.3 million, an increase of $4.3 million, as compared to $29.0 million for the three months ended September 30, 2014, due to the factors discussed above.

Nine Months Ended September 30, 2015 Compared to Nine Months Ended September 30, 2014

Net revenue. Our net revenue for the nine months ended September 30, 2015 was $562.2 million, an increase of $61.1 million, or 12.2%, as compared to net revenue of $501.1 million for the nine months ended September 30, 2014. This increase was primarily due to an increase in enrollment and, to a lesser extent, an increase in room and board and other student fees, partially offset by an increase in institutional scholarships. We did not raise tuition in any of our programs for our 2014-2015 academic year. A tuition increase of approximately 1% was implemented for the majority of our online programs for our 2015-2016 academic year. We have not raised our tuition for our traditional ground programs in seven years. End-of-period enrollment increased 10.2% between September 30, 2015 and September 30, 2014, as ground enrollment increased 19.9%, and online enrollment increased 7.9% over the prior year. The majority of the ground enrollment growth between the third quarter of 2014 and the third quarter of 2015 is due to an increase in the number of our residential students at our ground traditional campus in Phoenix, Arizona. The growth in revenue per student between years is primarily due to our residential traditional campus enrollment growing at a rate higher than our working adult enrollment. When factoring in room, board and fees, the revenue per student is higher for these students than for our working adult students.

Instructional costs and services expenses. Our instructional costs and services expenses for the nine months ended September 30, 2015 were $237.2 million, an increase of $27.0 million, or 12.8%, as compared to instructional costs and services expenses of $210.2 million for the nine months ended September 30, 2014. This increase was primarily due to increases in employee compensation and related expenses including share based compensation, faculty compensation, dues, fees and subscriptions and other instructional supplies, depreciation and amortization and occupancy expense, and other instructional compensation and related expenses in these categories, of $11.2 million, $5.1 million, $5.4 million, $5.1 million, and $0.2 million, respectively. The increase in employee compensation and related expenses and faculty compensation are primarily due to the increase in the number of staff and faculty needed to support the increasing number of students attending the University. In addition, we have incurred an increase in employee benefit costs between years. The increase in depreciation and amortization and occupancy costs is the result of our placing into service additional buildings in the Fall of 2015 and 2014 to support the growing number of ground traditional students. The increase in dues, fees, subscriptions and other instructional supplies is primarily due to increased licensing fees related to educational resources and increased food costs associated with a higher number of residential students. Our instructional costs and services expenses as a percentage of net revenues increased 0.2% to 42.2% for the nine months ended September 30, 2015, from 42.0% for the nine months ended September 30, 2014, primarily due to increases in employee compensation and related expenses, dues, fees and subscriptions and other instructional supplies and depreciation and amortization and occupancy expense as a percentage of revenue between years. The increase in employee compensation and related expenses as a percentage of revenue is primarily due to headcount increases needed to support the increasing number of ground traditional students. The increase in dues, fees and subscriptions and other instructional supplies as a percentage of revenue is primarily due to increased board revenue, as the margin on our food operations is much lower than the margin on our overall operations. The increase in depreciation and amortization and occupancy costs as a percentage of revenue is primarily related to the continued buildout of our traditional ground campus. We expect these costs to continue to grow, as a percentage of revenue, on a year over year basis in the second and third fiscal quarters as revenues are lowest in these quarters due to the seasonal enrollment decline in these students between Spring and Fall semesters as only a small percentage take classes in the Summer, whereas most of these payroll costs are fixed. Bad debt expense improved from 2.2% of net revenues for the nine months ended September 30, 2014 to 2.0% for the nine months ended September 30, 2015, which resulted primarily from improved student retention and improved collection efforts.

Admissions advisory and related expenses. Our admissions advisory and related expenses for the nine months ended September 30, 2015 were $83.2 million, an increase of $3.4 million, or 4.3%, as compared to admissions advisory and related expenses of $79.8 million for the nine months ended September 30, 2014. This increase is primarily the result of increases in employee compensation and related expenses including share based compensation of $4.3 million primarily due to increased headcount between years, partially offset by a decrease in other admissions advisory related expense of $0.9 million between years. Our admissions advisory and related expenses as a percentage of revenue decreased 1.1% to 14.8% for the nine months ended September 30, 2015, from 15.9% for the nine months ended September 30, 2014 primarily due to our ability to leverage costs related to our admissions advisory personnel across an increasing revenue base.

Advertising expenses. Our advertising expenses for the nine months ended September 30, 2015 were $57.8 million, an increase of $8.8 million, or 18.1%, as compared to advertising expenses of $49.0 million for the nine months ended September 30, 2014. This increase is primarily the result of increased digital media and branding advertising focused on the southwestern United States region. Our advertising expenses as a percentage of net revenue increased by 0.5% to 10.3% for the nine months ended September 30, 2015, from 9.8% for the nine months ended September 30, 2014 as we have intentionally increased our advertising spend to increase brand awareness.

Marketing and promotional expenses. Our marketing and promotional expenses for the nine months ended September 30, 2015 were $5.3 million, a decrease of $0.3 million, or 5.7%, as compared to marketing and promotional expenses of $5.6 million for the nine months ended September 30, 2014. This decrease is primarily the result of decreases in other promotional expenses of $0.5 million partially offset by a slight increase in employee compensation of $0.2 million between years. Our marketing and promotional expenses as a percentage of net revenue decreased 0.2% to 0.9% for the nine months ended September 30, 2015, from 1.1% for the nine months ended September 30, 2014.

General and administrative expenses. Our general and administrative expenses for the nine months ended September 30, 2015 were $31.5 million, an increase of $2.3 million, or 7.8%, as compared to general and administrative expenses of $29.2 million for the nine months ended September 30, 2014. This increase was primarily due to increases in legal, audit and insurance expenses and other general and administrative expenses between periods. Increased other general and administrative expenses is primarily related to increased charitable contributions including the funding of the rehabilitation of residential neighborhoods near our Phoenix, Arizona campus. Additionally, during both the third quarter of 2015 and 2014 we contributed $2.8 million to private school tuition organizations in lieu of state income taxes. Our general and administrative expenses as a percentage of net revenue decreased by 0.2% to 5.6% for the nine months ended September 30, 2015, from 5.8% for the nine months ended September 30, 2014, due to our ability to leverage the fixed costs structure of our general and administrative expenses across an increasing revenue base.

Interest expense. Interest expense for the nine months ended September 30, 2015 was $0.8 million, a decrease of $0.7 million, as compared to interest expense of $1.5 million for the nine months ended September 30, 2014. This decrease was primarily due to an increase in ongoing construction projects resulting in higher capitalized interest and a decrease in the average balance of our credit facility between periods due to scheduled monthly principal payments. Our interest expense decreased as a percentage of net revenue by 0.2% to 0.1% for the nine months ended September 30, 2015, from 0.3% for the nine months ended September 30, 2014.

Interest and other income. Interest and other income for the nine months ended September 30, 2015 was $0.6 million, an increase of $0.2 million, as compared to interest and other income of $0.4 million in the nine months ended September 30, 2014. The increase was primarily due to differences in the investment balances and returns period over period.

Income tax expense. Income tax expense for the nine months ended September 30, 2015 was $53.7 million, an increase of $5.9 million, or 12.2%, as compared to income tax expense of $47.8 million for the nine months ended September 30, 2014. Our effective tax rate decreased to 36.5% during the nine months ended September 30, 2015 from 37.9% during the nine months ended September 30, 2014 due to non-recurring favorable items in the third quarter of 2015. The tax rate for both periods is less than the annual effective tax rates due to the contributions made in lieu of state income taxes in the third quarter of both years.

Net income. Our net income for the nine months ended September 30, 2015 was $93.3 million, an increase of $14.9 million, as compared to $78.4 million for the nine months ended September 30, 2014, due to the factors discussed above.

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

Liquidity and Capital Resources

Liquidity. We financed our operating activities and capital expenditures during the nine months ended September 30, 2015 and 2014 primarily through cash provided by operating activities. Our unrestricted cash and cash equivalents and investments were $162.2 million and $166.0 million at September 30, 2015 and December 31, 2014, respectively. Our restricted cash, cash equivalents and investments at September 30, 2015 and December 31, 2014 were $64.7 million and $67.8 million, respectively.

Based on our current level of operations and anticipated growth, we believe that our cash flow from operations and other sources of liquidity, including cash and cash equivalents and our revolving line of credit, will provide adequate funds for ongoing operations, planned capital expenditures, and working capital requirements for at least the next 24 months. No amounts were borrowed on the $50.0 million revolving line of credit as of September 30, 2015.

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

Since the inception of our share repurchase program, the University has purchased 2.8 million shares of common stock at an aggregate cost of $49.1 million. During the nine months ended September 30, 2015 the University did not repurchase any shares of common stock. At September 30, 2015, there remains $25.9 million available under our share repurchase authorization.

Cash Flows

Operating Activities. Net cash provided by operating activities for the nine months ended September 30, 2015 was $169.0 million as compared to $156.7 million for the nine months ended September 30, 2014. The increase in cash generated from operating activities between the nine months ended September 30, 2014 and the nine months ended September 30, 2015 is primarily due to increased net income.

Investing Activities. Net cash used in investing activities was $152.9 million and $159.9 million for the nine months ended September 30, 2015 and 2014, respectively. Our cash used in investing activities was primarily related to capital expenditures. Capital expenditures were $169.7 million and $141.2 million for the nine months ended September 30, 2015 and 2014, respectively. During the nine-month period for 2015, capital expenditures primarily consisted of ground campus building projects such as the construction of four additional dormitories, an additional classroom building for our College of Science, Engineering and Technology, a new parking structure and land purchases adjacent to our Phoenix campus to support our growing traditional student enrollment as well as purchases of computer equipment, other internal use software projects and furniture and equipment to support our increasing employee headcount. During the nine-month period for 2014, capital expenditures primarily consisted of ground campus building projects such as the construction of an additional classroom building, additional residence halls, the expansion of our arena, and land purchases adjacent to our Phoenix campus to support our growing traditional student enrollment as well as purchases of computer equipment, other internal use software projects and furniture and equipment to support our increasing employee headcount. Also included in investing activities is the net short-term investment activity. In the first nine months of 2015 proceeds from the sale of short-term investments exceeded purchases by $16.8 million, whereas in the first nine months of 2014 purchases exceeded proceeds by $18.7 million.

Financing Activities. Net cash used in financing activities was $3.1 million for the nine months ended September 30, 2015, whereas net cash provided by financing activities was $3.8 million for the nine months ended September 30, 2014. During the first nine months of 2015, $4.2 million was used to purchase common shares withheld in lieu of income taxes resulting from restricted share awards while principal payments on notes payable and capital leases totaled $5.1 million. These uses were partially offset by proceeds from the exercise of stock options of $2.9 million and excess tax benefits from share-based compensation of $3.3 million. During the first nine months of 2014, proceeds from the exercise of stock options of $7.0 million and excess tax benefits from share-based compensation of $7.2 million were partially offset by $3.6 million used to purchase common shares withheld in lieu of income taxes resulting from restricted share awards, $1.7 million used to purchase treasury stock in accordance with the university’s share repurchase program and principal payments on notes payable and capital leases totaled $5.0 million.

Contractual Obligations

The following table sets forth, as of September 30, 2015, the aggregate amounts of our significant contractual obligations and commitments with definitive payment terms due in each of the periods presented (in millions):

		Payments Due by Period
	Total	Less than 1 Year (1)	2-3 Years	4-5 Years	More than 5 Years
Long term notes payable	$82.5	$1.7	$13.5	$66.8	$0.5
Capital lease obligations	0.6	0.5	0.1	0.0	0.0
Purchase obligations(2)	86.4	24.8	56.8	4.4	0.4
Operating lease obligations	22.8	1.9	9.6	6.4	4.9

Total contractual obligations	$192.3	$28.9	$80.0	$77.6	$5.8

(1)	Payments due in less than one year represent expected expenditures from October 1, 2015 through December 31, 2015.
(2)	The purchase obligation amounts include expected spending by period under contracts that were in effect at September 30, 2015.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have had or are reasonably likely to have a material current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Impact of inflation. We believe that inflation has not had a material impact on our results of operations for the nine months ended September 30, 2015 or 2014. There can be no assurance that future inflation will not have an adverse impact on our operating results and financial condition.

Market risk. On February 27, 2013 we entered into an interest rate corridor to manage our 30 Day LIBOR interest exposure from our variable rate debt, which debt matures in December 2019. The corridor instrument, which hedges variable interest rate risk starting March 1, 2013 through December 20, 2019 with a notional amount of $81.7 million as of September 30, 2015, permits us to hedge our interest rate risk at several thresholds. Under this arrangement, in addition to the credit spread we will pay variable interest monthly based on the 30 Day LIBOR rates, until that index reaches 1.5%. If 30 Day LIBOR is equal to 1.5% through 3.0%, we will continue to pay 1.5%. If 30 Day LIBOR exceeds 3.0%, we will pay actual 30 Day LIBOR less 1.5%.

Except with respect to the foregoing, we have no derivative financial instruments or derivative commodity instruments. We invest cash in excess of current operating requirements in short-term certificates of deposit and money market instruments in multiple financial institutions.

Interest rate risk. We manage interest rate risk through the instruments noted above and by investing excess funds in cash equivalents, A rated municipal bonds and municipal mutual funds bearing variable interest rates, which are tied to various market indices or individual bond coupon rates. Our future investment income may fall short of expectations due to changes in interest rates or we may suffer losses in principal if we are forced to sell securities that have declined in market value due to changes in interest rates. At September 30, 2015, a 10% increase or decrease in interest rates would not have a material impact on our future earnings, fair values, or cash flows. For information regarding our variable rate debt, see “Market risk” above.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective, as of September 30, 2015, in ensuring that material information relating to us required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in reports it files or submits under the Exchange Act is accumulated and communicated to management, including its principal executive officer or officers and principal financial officer or officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

There have been no material changes to the risk factors disclosed in the “Risk Factors” section of our Annual Report on Form 10-K for the year ended December 31, 2014, as updated in our Quarterly Report on Form 10-Q for the quarters ended March 31, 2015 and June 30, 2015.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sales of Unregistered Securities

None.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

Our Board of Directors has authorized the University to repurchase up to an aggregate of $75.0 million of common stock, from time to time, depending on market conditions and other considerations. The expiration date on the repurchase authorization has been extended to September 30, 2016. Repurchases occur at the University’s discretion. Repurchases may be made in the open market or in privately negotiated transactions, pursuant to the applicable Securities and Exchange Commission rules. The amount and timing of future share repurchases, if any, will be made as market and business conditions warrant. During the nine months ended September 30, 2015, we did not repurchase any shares of common stock. At September 30, 2015, there remains $25.9 million available under our share repurchase authorization.

The following table sets forth our share repurchases of common stock and our share repurchases in lieu of taxes, which are not included in the repurchase plan totals as they were effected in conjunction with the vesting of restricted share awards, during each period in the third quarter of fiscal 2015:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Dollar Value of Shares That May Yet Be Purchased Under the Program
Share Repurchases
July 1, 2015 – July 31, 2015	—	$—	—	$25,865,000
August 1, 2015 – August 31, 2015	—	$—	—	$25,865,000
September 1, 2015 – September 30, 2015	—	$—	—	$25,865,000

Total	—	$—	—	$25,865,000

Tax Withholdings
July 1, 2015 – July 31, 2015	—	$—	—	$—
August 1, 2015 – August 31, 2015	—	$—	—	$—
September 1, 2015 – September 30, 2015	—	$—	—	$—

Total	—	$—	—	$—

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

None.

Item 5.	Other Information

None.

Item 6.	Exhibits

(a) Exhibits

Number	Description	Method of Filing

3.1	Amended and Restated Certificate of Incorporation.	Incorporated by reference to Exhibit 3.1 to Amendment No. 6 to the University’s Registration Statement on Form S-1 filed with the SEC on November 12, 2008.

3.2	Third Amended and Restated Bylaws.	Incorporated by reference to Exhibit 3.1 to the University’s Current Report on Form 8-K filed with the SEC on October 29, 2014.

4.1	Specimen of Stock Certificate.	Incorporated by reference to Exhibit 4.1 to Amendment No. 2 to the University’s Registration Statement on Form S-1 filed with the SEC on September 29, 2008.

31.1	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

31.2	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. ††	Filed herewith.

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. ††	Filed herewith.

††	This certification is being furnished solely to accompany this report pursuant to 18 U.S.C. Section 1350, and is not being filed for purposes of Section 18 of the Exchange Act, and is not to be incorporated by reference into any filings of the University, whether made before or after the date hereof, regardless of any general incorporation language in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GRAND CANYON EDUCATION, INC.

Date: October 28, 2015	By:	/s/ Daniel E. Bachus
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