Form 10-K
period 2015-12-31
Grand Canyon Education, Inc.
filed 2016-02-17
CIK 1434588

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2015

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act).    Yes  ☐    No  ☒

The total number of shares of common stock outstanding as of February 12, 2016 was 46,486,319

As of June 30, 2015, the last business day of the registrant’s most recently completed second fiscal quarter, the registrant’s common stock was listed on the NASDAQ Global Market. As of June 30, 2015, the aggregate market value of the registrant’s common stock held by non-affiliates was approximately $2.0 billion.

DOCUMENTS INCORPORATED BY REFERENCE

Certain portions of the registrant’s Definitive Proxy Statement for its 2016 Annual Meeting of Stockholders (which is expected to be filed with the Commission within 120 days after the end of the registrant’s 2015 fiscal year) are incorporated by reference into Part III of this Report.

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

Forward-looking statements should not be read as a guarantee of future performance or results, and will not necessarily be accurate indications of the times at, or by, which such performance or results will be achieved. Forward-looking statements are based on information available at the time those statements are made or management’s good faith belief as of that time with respect to future events, and are subject to risks and uncertainties that could cause actual performance or results to differ materially from those expressed in or suggested by the forward-looking statements. Important factors that could cause such differences include, but are not limited to:

•	our failure to comply with the extensive regulatory framework applicable to our industry, including Title IV of the Higher Education Act and the regulations thereunder, state laws and regulatory requirements, and accrediting commission requirements;

•	the ability of our students to obtain federal Title IV funds, state financial aid, and private financing;

•	potential damage to our reputation or other adverse effects as a result of negative publicity in the media, in the industry or in connection with governmental reports or investigations or otherwise, affecting us or other companies in the for-profit postsecondary education sector;

•	risks associated with changes in applicable federal and state laws and regulations and accrediting commission standards, including pending rulemaking by the Department of Education;

•	our ability to properly manage risks and challenges associated with strategic initiatives, including the potential conversion of our university operations to non-profit status, the expansion of our campus, potential acquisitions of, or investments in, new businesses, acquisitions of new properties, or the development of new campuses;

•	our ability to hire and train new, and develop and train existing employees and faculty;

•	the pace of growth of our enrollment;

•	our ability to convert prospective students to enrolled students and to retain active students;

•	our success in updating and expanding the content of existing programs and developing new programs in a cost-effective manner or on a timely basis;

•	industry competition, including competition for qualified executives and other personnel;

•	risks associated with the competitive environment for marketing our programs;

•	failure on our part to keep up with advances in technology that could enhance the online experience for our students;

•	the extent to which obligations under our credit agreement, including the need to comply with restrictive and financial covenants and to pay principal and interest payments, limits our ability to conduct our operations or seek new business opportunities;

•	our ability to manage future growth effectively;

•	general adverse economic conditions or other developments that affect the job prospects of our students; and

•	other factors discussed under the headings “Risk Factors,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” “Business,” and “Regulation.”

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

Overview

We are a comprehensive regionally accredited university that offers approximately 200 graduate and undergraduate degree programs and certificates across eight colleges both online and on ground at our 200+ acre campus in Phoenix, Arizona, at leased facilities and at facilities owned by third party employers of our students. We are committed to providing an academically rigorous educational experience with a focus on professionally relevant programs that meet the objectives of our students. Our undergraduate programs are designed to be innovative and meet the future needs of employers, while providing students with the needed critical thinking and effective communication skills developed through a Christian-oriented, liberal arts foundation. We offer master and doctoral degrees in contemporary fields that are designed to provide students with the capacity for transformational leadership in their chosen industry, emphasizing the immediate relevance of theory, application, and evaluation to promote personal and organizational change. We utilize an integrated, innovative approach to marketing, recruiting, and retaining both traditional aged students attending on our campus in Phoenix, Arizona and working adult students attending on our campus or at off-site locations in cohorts (referred to by us as professional studies students) or online, which has enabled us to increase enrollment to approximately 74,500 students at December 31, 2015. At December 31, 2015, 79.6% of our students were enrolled in our online programs, and, of our working adult students (online and professional studies students), 47.8% were pursuing masters or doctoral degrees.

We define working adults as students age 25 or older who are pursuing a degree while employed. As of December 31, 2015, 87.1% of our online and professional studies students were age 25 or older. We believe that working adults are attracted to the convenience and flexibility of our online programs because they can study and interact with faculty and classmates during times that suit their schedules. We also believe that working adults, particularly those who have some college experience, represent an attractive student population because they are better able to more readily recognize the benefits of a postsecondary degree, have higher persistence and completion rates than other students, and to finance their education generally.

In 2015, we continued to increase the number of students in attendance at our expanding traditional ground campus. We attribute the significant growth in our enrollment to our increasing brand recognition and the value proposition that our ground traditional campus affords to traditional-aged students and their parents. After scholarships, our ground traditional students pay for tuition, room, board, and fees, often half to a third of what it costs to attend a private, traditional university in another state and an amount comparable to what it costs to attend a public university. We plan to increase enrollment growth for our traditional campus over the next few years, and seek to have 17,500 traditional ground students in attendance at the beginning of our 2016-2017 academic year. In November 2012, we accepted an invitation to become a member of the Division I Western Athletic Conference beginning with the 2013-2014 academic year, and in 2013 we began the four-year process to reclassify our NCAA membership from Division II to Division I. During the reclassification process we are considered a Division I university and are playing full conference schedules but are ineligible to compete for national championships which, for example, precludes us from playing in the end-of-year NCAA basketball tournament during that period of time.

We have experienced significant growth in enrollment, net revenue, and operating income over the last several years. Our enrollment at December 31, 2015 was approximately 74,500, representing an increase of approximately 9.9% over our enrollment at December 31, 2014. Our net revenue and operating income for the year ended December 31, 2015 were $778.2 million and $210.4 million, respectively, representing increases of 12.6% and 16.3%, respectively, over the year ended December 31, 2014. Our net revenue and operating income for the year ended December 31, 2014 were $691.1 million and $180.8 million, respectively, representing increases of 15.5% and 26.2%, respectively, over the year ended December 31, 2013. We seek to achieve continued growth in a manner that reinforces our reputation for providing academically rigorous, professionally relevant educational programs that advance the educations and careers of our students.

We have been regionally accredited by the Higher Learning Commission and its predecessor since 1968, and we were reaccredited in 2007 for the maximum term of ten years. We are regulated by the Department of Education as a result of our participation in the federal student financial aid programs authorized by Title IV of the Higher Education Act (hereafter, Title IV), and, at the state level, we are licensed to operate and offer our programs by the Arizona State Board for Private Postsecondary Education (AZPPSE), the Arizona Department of Education (ADE) and Arizona State Board of Education for Institutional Recommendation Programs and the Arizona Board of Nursing. In addition, we have specialized accreditations for certain programs from the National Addiction Studies Accreditation Commission (NASAC), the Accreditation Council for Business Schools and Programs (ACBSP), the Commission on Collegiate Nursing Education (CCNE), and the Commission on Accreditation of Athletic Training Education (CAATE). In addition, we are a candidate for accreditation by the National Council for Accreditation of Teacher Education (NCATE). We believe that our institution-wide state authorization and regional accreditation, together with these specialized accreditations, reflect the quality of our programs, enhance their marketability to students, and improve the employability of our graduates.

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

Our Approach to Academic Quality

Some of the key elements that we focus on to promote a high level of academic quality include:

•	Academically rigorous, professionally relevant curricula. We prepare learners to become global citizens, critical thinkers, effective communicators and responsible leaders by providing an academically challenging, values-based curriculum from the context of our Christian heritage. We create academically rigorous curricula that are designed to enable all students to gain the foundational knowledge, professional competencies, and demonstrable skills required to be successful in their chosen fields. Our curriculum is designed and delivered by faculty and industry-specific subject-matter experts who are committed to high quality, rigorous education and professional preparedness. We design our curricula to address specific objectives that pre-career and working-adult students need and are seeking. Through this combination, we believe that we produce graduates that can compete with integrity and become leaders in their chosen fields.

•	Qualified faculty. We demonstrate our commitment to high quality education by hiring qualified faculty with relevant practical experience. Substantially all of our current faculty members hold at least a master’s degree in their respective fields and approximately 46% of our faculty members of record are doctorate prepared. Further, the University has implemented a full time faculty model for online course instruction. In 2015, almost all of the online first year courses were taught by an online, full time faculty member. We believe the presence of a full time faculty member in the classroom for the first year students results in increased student retention. We invest in the professional development of our faculty members by providing online and ground pedagogical training along with hosting events that encourage the development and sharing of best practices. Additionally, we also monitor and evaluate teaching effectiveness through assessment content reviews, peer reviews, and student evaluations.

•	Centralized program design and curriculum development. We employ a college driven highly collaboratively designed curriculum development process to ensure a consistent learning experience. We continuously review our programs at least every 3 years in an effort to ensure that they remain consistent, up-to-date, relevant, and effective in producing the desired learning outcomes. We also annually review programmatic assessment results, mission based competency results, graduation rates, retention rates and constituency surveys to identify opportunities for course modifications and upgrades.

•	Effective student services. We establish teams comprised of admissions and student services advisor personnel that act as the primary support contact point for each of our students, beginning at the application stage and continuing through graduation. We also continually focus on improving the technology used to support student learning, including delivering a new online learning platform and further improving student services through the implementation of online interfaces. As a result, many of our support services, including academic, administrative, financial, library, and career services, are accessible online, generally allowing users to access these services at a time and in a manner that is convenient to them.

•	Continual academic oversight. We have centralized the support functions of assessment for all of our programs through our Office of Assessment. While each of our colleges continuously evaluates the desired learning outcomes for each of their programs, the Office of Assessment provides data collection and analysis support. We continuously assess outcomes data to determine whether our students graduate with the knowledge, competencies, and skills that are necessary to succeed in the workplace. The Office of Assessment also initiates and manages periodic examinations of the mission-based competencies in our curricula by full-time and adjunct reviewers to evaluate and verify mission-based competency attainment. Based on these processes and student feedback from both programmatic and mission-based assessment, we determine whether to modify or discontinue programs that do not meet our standards or market needs, or to create new programs.

We also offer the following features in an effort to enrich the academic experience of current and prospective students:

•	Flexibility in program delivery. We seek to meet market demands by providing students with the flexibility to take courses exclusively online or to combine online coursework with various campus and onsite options. For example, based on market demand, particularly in connection with our nursing programs, we have established satellite locations at multiple hospitals that allow nursing students to take clinical courses onsite while completing other course work online. We have established similar onsite arrangements with other major employers, including schools and school districts through which students can pursue student teaching opportunities. This flexibility raises our profile among employers, encourages students to take and complete courses, and eliminates inconveniences that tend to lessen student persistence.

•	Small class size. At December 31, 2015, 93.4% of our online and professional studies classes had 25 or fewer students. Our average, class size on our ground traditional campus is 25 students. These class sizes provide each student with the opportunity to interact directly with course faculty and to receive individualized feedback and attention while also affording our faculty with the opportunity to engage proactively with a manageable number of students. We believe this interaction enhances the academic quality of our programs by promoting opportunities for students to participate actively and thus build the requisite knowledge, competencies, and skills.

Accreditation and Program Approvals

We believe that the quality of our academic programs is evidenced by our university, college-, and program-specific accreditations and approvals. Grand Canyon University has been continuously accredited by the Higher Learning Commission and its predecessor since 1968, most recently obtaining reaccreditation in 2007 for the ten-year period through 2017. We are licensed in Arizona by the Arizona State Board for Private Postsecondary Education. In addition, we have obtained the following specialized accreditations and approvals for our core program offerings:

College	Specialized Accreditations and Program Approvals	Current Period
College of Nursing and Health Care Professions	• The Commission on Collegiate Nursing Education accredits our Bachelor of Science in Nursing and Master of Science in Nursing degree programs.	2006 – 2016 (B.S.) 2011 – 2021 (M.S.)

	• The Arizona State Board of Nursing approves our Bachelor of Science in Nursing and Master of Science in Nursing degree programs.	2006 – 2016 (B.S.) 2011 – 2021 (M.S.)

	• The Commission on Accreditation of Athletic Training Education accredits our Bachelor of Science in Athletic Training.	2008 – 2018

College of Education

•       The Arizona Department of Education and Arizona State Board of Education approves our College of Education to offer Institutional Recommendations for the certification of elementary, secondary, and special education teachers (B.A./B.S./M.Ed.) and school principals (M.Ed.).

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

2011 – 2016

College	Specialized Accreditations and Program Approvals	Current Period
Colangelo College of Business

•       The Accreditation Council for Business Schools and Programs accredits our Executive Master of Business Administration degree program, Master of Business Administration degree program, and our Bachelor of Science degree programs in Accounting, Business Administration, Marketing, Finance and Economics, Entrepreneurial Studies, and Sports Management.

2007 – 2017

College of Fine Arts and Production

•       The Arizona Department of Education and Arizona State Board of Education approves the College of Fine Arts and Production to offer programs leading to initial teacher licensure in the area of arts education for the elementary and secondary levels.

2014 – 2016

Our regional accreditation with the Higher Learning Commission, and our specialized accreditations and approvals for our core programs, reflect the quality of, and standards we set for, our programs, enhance their marketability, and improve the employability of our graduates.

Curricula

We offer the degrees of Doctor of Education, Doctor of Business Administration, Doctor of Nursing Practice, Doctor of Philosophy, Education Specialist, Master of Divinity, Master of Arts, Master of Education, Master of Business Administration and Master of Public Administration, Master of Public Health, Master of Science, Bachelor of Arts, and Bachelor of Science and a variety of programs leading to each of these degrees. Many of our degree programs also offer a selection of emphases. We also offer certificate programs, which consist of a series of courses focused on a particular area of study, for both the post-baccalaureate and post-graduate students who seek to enhance their skills and knowledge or achieve additional licensure.

We offer approximately 200 graduate and undergraduate degree programs and certificates through our eight distinct colleges:

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

New Program Development

To aid us in the identification of potentially new degree programs or emphasis areas, we investigate market demand and review proposals developed by faculty, staff, students, alumni, college specific advisory boards comprised of leaders in their field or other partners. We then perform an analysis of the consistency of the proposed program or emphasis with our mission, long-term demand, and development costs. If, following this analysis, the University Development Committee decides to proceed with a new program, our college faculty and administrators approve subject-matter experts with whom our Curriculum Design and Development Team members, including instructional designers, curriculum developers, librarians, and editors, work to design the program competencies so that it is consistent with our academically rigorous, professionally oriented program standards. The program is then reviewed by the dean of the applicable college, the Program Standards and Evaluation Faculty Committee, the Academic Affairs Committee, and finally, our Provost and Chief Academic Officer. Upon accreditation and regulatory approval, the subject matter experts develop course syllabi, and our Marketing Department creates a marketing plan to publicize the new program. Our average program development process is six months from proposal to course introduction. The development process is typically longer if we are expanding into a new field or offering a new level of degree.

Assessment

Our Office of Assessment serves as our central resource for measuring learning outcomes and student satisfaction and driving systematically engineered and data-driven continuous-improvement cycles for updating our curricula. Among other things, the assessment team reviews student course satisfaction surveys; analyzes archived student assignments to assess whether a given program is developing students’ foundational knowledge, professional competencies, and college skills to achieve the expected learning outcomes; and provides feedback as to program effectiveness. Based on this data and the conclusions of the assessment team, we modify programs as necessary to meet our student satisfaction and educational development standards.

Faculty

Our faculty includes full-time faculty, as well as adjunct faculty with relevant practical experience whom we employ to teach on a course-by-course basis for a specified fee. Our current faculty members hold at least a master’s degree in their respective fields and approximately 46% of our teaching faculty of record hold doctorate degrees.

We believe that the quality of our faculty is critical to our success, particularly because faculty members have more interaction with our students than any other university employee. Accordingly, we regularly review the performance of our faculty, including, but not limited to, engaging our full-time faculty and other specialists to conduct peer reviews of our adjunct faculty, monitoring the amount of contact and the quality of feedback that faculty have with students in our online programs, reviewing student feedback, conducting content reviews and evaluating the learning outcomes achieved by students. If we determine that a faculty member is not performing at the level that we require, we work with the faculty member to improve performance, including, among other things, assigning him or her a mentor or through other means. If the faculty member’s performance does not improve, we terminate the faculty member’s contract and employment.

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

Academic services. We provide students with a variety of services designed to support their academic studies. Our Learning Lounge offers research services, writing services, and other tutoring services. Learning sessions are offered on a one-on-one basis and group sessions.

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

Enrollment

At December 31, 2015, we had 74,506 students enrolled in our courses, of which 59,311, or 79.6%, were enrolled in our online programs, and 15,195, or 20.4%, were enrolled in our ground programs. Of our students in online programs, which were geographically distributed throughout all 50 states of the United States, and Canada, and in professional studies programs, 87.1% were age 25 or older. Of our traditional on-campus students, 93.8% were under age 25 and, although we draw students from throughout the United States, a majority were from Arizona.

The following is a summary of our student enrollment at December 31, 2015 and 2014 by degree type and by instructional delivery method:

	December 31, 2015(1)		December 31, 2014(1)
	# of Students	% of Total	# of Students	% of Total
Graduate degree (2)	29,237	39.2%	26,319	38.8%
Undergraduate degree	45,269	60.8%	41,487	61.2%

Total	74,506	100.0%	67,806	100.0%

	December 31, 2015(1)		December 31, 2014(1)
	# of Students	% of Total	# of Students	% of Total
Online(3)	59,311	79.6%	55,060	81.2%
Ground (4)	15,195	20.4%	12,746	18.8%

Total	74,506	100.0%	67,806	100.0%

(1)	Enrollment at December 31, 2015 and 2014 represents individual students who attended a course during the last two months of the calendar quarter. Includes 679 and 585 students pursuing non-degree certificates at December 31, 2015 and 2014, respectively.
(2)	Includes 6,302 and 5,570 students pursuing doctoral degrees at December 31, 2015 and 2014, respectively.
(3)	As of December 31, 2015 and 2014, 47.8% and 46.0%, respectively, of our working adult students (online and professional studies students) were pursuing graduate or doctoral degrees.
(4)	Includes our traditional on-campus students, as well as our professional studies students.

Tuition and Fees

For the 2014-15 academic year (the academic year begins in May), our prices per credit hour range from $350 to $465 for undergraduate online and professional studies courses, $325 to $600 for graduate online courses, $630 for doctoral online programs, and $688 for undergraduate courses for ground students. For our active duty military and active reserve online and professional studies students, our prices per credit hour are $250 for undergraduate, $400 for graduate courses and $599 for doctoral courses. The overall price of each course varies based upon the number of credit hours per course (with most courses representing four credit hours), the degree level of the program, and the discipline. In addition, we charge a fixed $8,250 “block tuition” for undergraduate ground students taking between 12 and 18 credit hours per semester, with an additional $688 per credit hour for credits in excess of 18. A traditional undergraduate degree typically requires a minimum of 120 credit hours. The minimum number of credit hours required for a master’s degree and overall cost for such a degree varies by program, although such programs typically require approximately 36 credit hours. The doctoral program requires approximately 60 credit hours. A tuition increase of approximately 1% was implemented for the majority of online programs in September 2015. The University has not raised tuition for its traditional ground programs in seven years.

Based on current tuition rates, tuition for a full program would generally equate to between $15,450 and $37,000 for an online master’s program, between $42,600 and $56,400 for a full four-year online bachelor’s program, $38,400 for a full doctoral program, and approximately $66,000 for a full four-year bachelor’s program taken on our ground campus. The tuition amounts referred to above assume no reductions for transfer credits or scholarships, which many of our students utilize to reduce their total program costs. For example, the average student on our ground traditional campus will pay approximately $8,300 in tuition in the 2015-16 school year after scholarships. Thus, based on the number of transfer credits and the scholarships they receive it is likely that a student will pay less than $34,000 in tuition for a bachelor’s degree on our ground campus. For the years ended December 31, 2015, 2014 and 2013, our revenue was reduced by approximately $163.9 million, $140.0 million and $111.8 million, respectively, as a result of scholarships that we offered to our students. The increase in scholarships reflects our increasing use of academic scholarships, to attract high performing students to our ground traditional campus.

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

During fiscal 2015 and 2014, we derived approximately 74.8% and 76.5%, respectively, of our net revenues (calculated on a cash basis in accordance with Department of Education standards currently in effect) from tuition financed under the Title IV programs. The primary Title IV programs that our students receive funding from are the Federal Direct Loan program or FDL Program, and the Federal Pell Grant, or Pell, Program.

Student loans administered through the FDL Program are currently the most significant source of U.S. federal student aid. There are two types of federal student loans: subsidized loans, which are based on the U.S. federal statutory calculation of student need, and unsubsidized loans, which are not need-based. Neither type of student loan is based on creditworthiness although annual and aggregate loan limits apply based on a student’s grade level. Students are not responsible for interest on subsidized loans while the student is enrolled in school. However, the interest subsidy was temporarily eliminated for those students who received a direct Stafford loan with a first disbursement made on or after July 1, 2012 and before July 1, 2014. The interest subsidy for subsidized loans was reinstated for direct Stafford loans with a first disbursement after July 1, 2014. Students are responsible for the interest on unsubsidized loans while enrolled in school, but have the option to defer payment while enrolled. Repayment on federal student loans begins six months after the date the student ceases to be enrolled. The loans are repayable over the course of 10 years and, in some cases, longer. Both graduate and undergraduate students are eligible for loans. During 2015, federal student loans (both subsidized and unsubsidized) represented approximately 82.8% of the gross Title IV funds that we received.

Grants under the Pell Program (Pell Grants) are awarded based on need and only to undergraduate students who have not earned a bachelor’s or professional degree. Unlike loans, Pell Grants are not repayable. During fiscal year 2015, Pell Grants represented approximately 13.7% of the gross Title IV funds that we received. For the 2014-2015 award year, the maximum amount available under Pell Grants was $5,730 and the maximum income that makes an applicant for Title IV Program funds eligible for an automatic zero Expected Family Contribution was $24,000. For the 2015-16 award year, the maximum amount available under Pell Grants was increased to $5,775 and the maximum income that makes an applicant for Title IV Program funds eligible for an automatic zero Expected Family Contribution remained at $24,000.

Our students also receive funding under other Title IV programs, including the Federal Perkins Loan Program, the Federal Supplemental Educational Opportunity Grant Program, the Federal Work-Study Program, and the Teacher Education Assistance for College and Higher Education Grant Program.

Other financial aid programs. In addition to the Title IV programs listed above, eligible students may participate in several other financial aid programs or receive support from other governmental sources. These include veterans educational benefits administered by the U.S. Department of Veterans Affairs and state financial aid programs. During fiscal 2015 and 2014, we derived an immaterial amount of our net revenue from tuition financed by such programs.

Private loans. Some of our students also use private loan programs to help finance their education. Students can apply to a number of different lenders for private loans at current market interest rates. Private loans are intended to fund a portion of students’ cost of education not covered by the Title IV programs and other financial aid. During fiscal 2015 and 2014, payments derived from private loans constituted less than 1% of our net revenues for each year, respectively.

Other sources. We derived the remainder of our net revenue from tuition that is self-funded or attributable to employer tuition reimbursements.

Technology Systems and Management

We believe that we have established secure, reliable and scalable technology systems that provide a high quality educational environment and that give us the capability to substantially grow our online and traditional programs and enrollment.

Online course delivery and management. In 2010, we entered into an agreement with an affiliated entity to develop a new learning management system for our use. Through this agreement, we prepaid perpetual license fees, acquired source code rights for the software developed, and prepaid maintenance and service fees, for an aggregate amount of $4.9 million. Through our modular implementation of this platform, called LoudCloud, we have a platform that can scale to support our growing student population. The platform provides in depth analytics that allows us to closely monitor student success and the quality of our instructional resources. All ground and online students receive online course delivery and resources through this learning management platform.

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

Infrastructure. We operate two data centers, one at our campus and one at another Phoenix-area location. All of our servers are networked and we have redundant data backup. We manage our technology environment internally. Our wide area network uses fully redundant technology to ensure maximum uptime, bandwidth capacity and network performance while allowing the flexibility needed to bring on additional data centers and remote sites as needed. Student access is load balanced for maximum performance. Real-time monitoring provides current system status across server, network, and storage components.

Ground Campus

We own our ground campus, which is located on 200+ acres in the center of the Phoenix, Arizona metropolitan area, near downtown Phoenix. Our on-campus facilities currently consist of classroom buildings, lecture halls, a 300-seat theater, a newly renovated library, a media arts complex that provides communications students with audio and video equipment, a 55,000 square foot recreation center for both student-athletes and on-campus students, a 140,000 square foot/ 7,500 seat basketball and entertainment arena, a gymnasium, an activity center that contains a food court, a bowling alley and other student services, a student union which was recently remodeled and expanded, residence halls, apartments, campus pools, athletic facilities and parking garages. Additionally, we have several office buildings used for administration. In order to accommodate the continued growth of our traditional ground population, we completed four additional residence halls, an additional classroom building for our College of Science, Engineering and Technology and a third parking structure prior to the 2015/2016 school year and has recently started construction on three apartment style residence halls, a 170,000 square foot classroom building for its College of Science, Engineering and Technology, a student service center and a fourth parking structure.

We have 22 intercollegiate athletic teams that currently compete in Division I of the National Collegiate Athletic Association (“NCAA”). Our athletic facilities include the University Arena (a 7,500 seat venue for all men’s and women’s basketball games plus select other GCU athletic competitions, concerts, speakers and other events), and a competition/practice gymnasium, which accommodates basketball, volleyball, and wrestling competitive events. In addition, the University’s 55,000 square foot student recreation center has state of the art training facilities for our 400 student-athletes plus practice space and locker rooms for men’s and women’s basketball and wrestling. Our baseball, softball and track and field programs utilize on-campus practice and competition sites. An on-campus soccer facility which includes classrooms and team locker facilities in addition to 3,000 permanent seats and grassed berm seating to accommodate another 3,000 fans will be completed in Spring 2016. In January 2016 the Grand Canyon University Championship golf course opened to the public. The men’s and women’s golf teams have dedicated practice facilities, a team room and coaches offices at the course. Tennis, cross-country and swimming programs utilize off-campus sites for practice and competition. The University won the 2012-13 and 2011-12 Learfield Sports Directors Cup as the top overall NCAA Division II intercollegiate athletic program based on the combined success in all of the sports in which we competed. We advanced 16 of 22 programs into NCAA Championship competition and gained top 10 finishes in nine separate sports. In November 2012, we accepted an invitation to be a member of the NCAA Division I Western Athletic Conference beginning with the 2013-14 academic year and in September 2013 we began playing full Division I schedules. In June 2015, the University completed requirements for year 2 of the four year reclassification period and were passed on to “year three” in the membership process. In the first two years of membership in the Western Athletic Conference the Women’s Indoor Track and Field, Softball, Baseball and Women’s Tennis teams won regular season conference titles. GCU televises home athletic events in multiple sports highlighted by the men’s basketball games that have averaged approximately 5,500 fans per night with most games played when the students are not on semester break at or near capacity.

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

We intend to continue to expand the size and enhance the profile and reputation of our ground campus by, among other things, adding faculty, excelling in the performance areas such as athletics, debate, theatre, music and dance, expanding upon our campus infrastructure and technological capabilities, and potentially adding additional locations in the Southwest United States. These activities will require significant capital expenditures.

Employees

As of December 31, 2015, we employed over 3,650 full-time faculty, and staff and administrative personnel in university services, academic advising and academic support, enrollment services, university administration, financial aid, information technology, human resources, corporate accounting, finance, and other administrative functions. None of our employees is a party to any collective bargaining or similar agreement with us. We consider our relationships with our employees to be good.

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

State Education Licensure and Regulation

We are authorized to offer our educational programs by the Arizona State Board for Private Postsecondary Education, the regulatory agency governing private postsecondary educational institutions in the State of Arizona, where we are located. We do not presently have campuses in any states other than Arizona, although we do have one location in Albuquerque, New Mexico. We are required by the Higher Education Act to maintain authorization from the Arizona State Board for Private Postsecondary Education in order to participate in the Title IV programs. This authorization is very important to us and our business. To maintain our state authorization, we must continuously meet standards relating to, among other things, educational programs, facilities, instructional and administrative staff, marketing and recruitment, financial operations, addition of new locations and educational programs, and various operational and administrative procedures. Our failure to comply with the requirements of the Arizona State Board for Private Postsecondary Education could result in us losing our authorization to offer our educational programs, which would cause us to lose our eligibility to participate in the Title IV programs and could force us to cease operations. Alternatively, the Arizona State Board for Private Postsecondary Education could restrict our ability to offer certain degree and non-degree programs.

We are an approved institutional participant in the State Authorization Reciprocity Agreement (SARA). SARA is an agreement among member states, districts and territories that establishes comparable national standards for interstate offering of postsecondary distance education courses and programs. It is intended to make it easier for students to take online courses offered by postsecondary institutions based in another state. SARA is overseen by a national Council (NC-SARA) and administered by four regional education compacts, for which Arizona is a W-SARA member. There is a yearly renewal for participating in NC-SARA and AZ-SARA and institutions must agree to meet certain requirements to participate.

Some states that do not participate in SARA impose regulatory requirements on out-of-state educational institutions operating within their boundaries, such as those having a physical facility or conducting certain academic activities within the state. We currently enroll students in all 50 states and the District of Columbia. Although we are currently licensed, authorized, in-process, or exempt in all non-SARA jurisdictions in which we operate, if we fail to comply with state licensing or authorization requirements for a state, or fail to obtain licenses or authorizations when required, we could lose our state license or authorization by that state or be subject to other sanctions, including restrictions on our activities in, and fines and penalties imposed by, that state, as well as fines, penalties, and sanctions imposed by the Department of Education. While we do not believe that any of the states in which we are currently licensed or authorized, other than Arizona, are individually material to our operations, the loss of licensure or authorization in any state could prohibit us from recruiting prospective students or offering services to current students in that state, which could significantly reduce our enrollments.

Individual state laws establish standards in areas such as instruction, qualifications of faculty, administrative procedures, marketing, recruiting, financial operations, and other operational matters, some of which are different than the standards prescribed by the Department of Education or the Arizona State Board for Private Postsecondary Education. Laws in some states limit schools’ ability to offer educational programs and award degrees to residents of those states. Some states also prescribe financial regulations that are different from those of the Department of Education, and many require the posting of surety bonds. In non-SARA states, regulatory requirements for online education vary among the states, are not well developed in many states, are imprecise or unclear in some states, and can change frequently. Laws, regulations, or interpretations related to doing business over the Internet could also increase our cost of doing business and affect our ability to recruit students in particular states, which could, in turn, negatively affect enrollments and revenues and have a material adverse effect on our business.

State Professional Licensure

Many states have specific requirements that an individual must satisfy in order to be licensed as a professional in specified fields, including fields such as education and healthcare, and counseling. These requirements vary by state and by field. A student’s success in obtaining licensure following graduation typically depends on several factors, including the background and qualifications of the individual graduate, as well as the following factors, among others:

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

Our College of Education is approved by the Arizona State Department of Education to offer Institutional Recommendations (credentials) for the certification of elementary, secondary, and special education teachers and school administrators. Our College of Nursing and Health Care Professions is approved by the Arizona State Board of Nursing for the Bachelor of Science in Nursing and advanced practice Master of Science in Nursing degrees. Our College of Humanities and Social Sciences is approved by the National Addiction Studies Accreditation Commission (NASAC). Due to varying requirements for professional licensure and certification in states other than Arizona, we inform students of the risks associated with obtaining professional licensure or certification and that it is each student’s responsibility to determine what state, local or professional licensure and certification requirements are necessary in his or her individual state.

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

In addition to institutional accreditation by the Higher Learning Commission, there are numerous specialized accrediting commissions that accredit specific programs or schools within their jurisdiction, many of which are in healthcare and professional fields. Accreditation of specific programs by one of these specialized accrediting commissions signifies that those programs have met the additional standards of those agencies. In addition to being institutionally accredited by the Higher Learning Commission, we also have the following specialized accreditations:

•	The Accreditation Council for Business Schools and Programs accredits our Master of Business Administration degree program and emphases and our Bachelor of Science degree programs in Accounting, Business Administration, Business Administration with emphasis in Business Intelligence, Marketing, Sports Management and Entrepreneurship;

•	The Commission on Collegiate Nursing Education accredits our Bachelor of Science in Nursing and Master of Science in Nursing degree programs;

•	The Commission on Accreditation of Athletic Training Education accredits our Bachelor of Science in Athletic Training; and

•	The National Addiction Studies Accreditation Commission accredits our Master of Science in Addiction Counseling Program.

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

On October 20, 2014, the Department of Education published the final rules related to the implementation of the Section 304 of the Violence Against Women Act of 2013. These rules, which add additional compliance requirements related to the Clery Act, address issues related to campus crime, sexual assault, and various administrative requirements in support of maintaining a campus free of sexual discrimination. Although these requirements have added modest costs associated with compliance, management does not believe these costs have had a material effect on our business.

On October 31, 2014, the Department of Education published the final gainful employment rule. This was a follow up to a 2011 effort by the Department to adopt a definition of what it means to provide a program leading to “gainful employment in a recognized profession,” which was largely overturned by a 2012 district court decision. For more information see Gainful Employment Rule below.

On June 2, 2015, the Department of Education released a memorandum regarding enforcement of the prohibition on the payment of incentive compensation by postsecondary institutions to any person or entity engaged in any student recruiting or admissions activities or in making decisions regarding the award of student financial assistance based directly or indirectly upon success in securing enrollments or financial aid. Institutions agree to comply with the incentive compensation rules as a condition of their participation in the Title IV financial aid programs. The memorandum indicated that the Department of Education will revert to its pre-2002 approach to measuring damages for noncompliance with the prohibition against incentive compensation. That approach holds institutions liable to the Department of Education for up to the entire amount of federal student aid provided to students who were recruited in violation of the incentive compensation prohibition. As a result, should an institution be found to have violated the incentive compensation prohibition, it may be required to return all federal student aid received for students who were recruited in violation of the prohibition.

On September 12, 2015, the Department released its consumer data tool “The New Scorecard”. This data set was released in lieu of the previously contemplated college ranking system. The impact of this new consumer data tool cannot be predicted. However, if information in the data set is used to compare schools with materially different demographics and missions without appropriate qualifications, it could cast a negative light on the proprietary sector generally, and our reputation and enrollment could be adversely affected

On October 27, 2015, the Department of Education announced the publication of final regulations to amend its cash management regulations, which we refer to as the Cash Management Regulations. The Cash Management Regulations go into effect on July 1, 2016. Among other topics, the Cash Management Regulations address arrangements between postsecondary institutions and financial account providers to disburse Title IV program credit balances to students, including through the use of debit or prepaid cards. The Cash Management Regulations require institutions to establish a process to facilitate student choice in how students receive Title IV program federal student financial aid credit balances; limit the personally identifiable information about students that may be shared with financial account providers; and require institutions to obtain student consent before opening an account in the student’s name. Under the Cash Management Regulations, an institution that has entered into an arrangement with a financial account provider must mitigate certain fees incurred by Title IV aid recipients, and certain types of fees are prohibited. The Cash Management Regulations require that contracts governing arrangements with financial account providers be publicly disclosed and evaluated in light of the best financial interests of students. The Cash Management Regulations also make other changes to requirements for the institutional administration of Title IV programs, including by clarifying how previously passed coursework is treated for Title IV eligibility purposes, altering the requirements for converting clock hours to credit hours, and updating other provisions in the Department of Education’s cash management regulations. For example, the Cash Management Regulations establish a requirement that institutions participating in the Title IV programs under the reimbursement or heightened cash monitoring payment methods must pay any credit balance due to a student before seeking reimbursement or a request for funds, respectively. The Cash Management Regulations also specify the circumstances under which an institution may include the cost of books and supplies as part of institutional tuition and fees charged to a student, such as if the institution has made arrangements with publishers to obtain books at below-market rates or if books or electronic course materials are not available elsewhere. We are currently assessing the impact of these regulations and are unable to predict the impact that compliance with the Cash Management Regulations might have on our operations and operating results, although we do not anticipate the impact to be material.

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

The Department of Education assigns a strength factor to the results of each of these ratios on a scale from negative 1.0 to positive 3.0, with negative 1.0 reflecting financial weakness and positive 3.0 reflecting financial strength. The Department of Education then assigns a weighting percentage to each ratio and adds the weighted scores for the three ratios together to produce a composite score for the institution. The composite score for an institution’s most recent fiscal year must be at least 1.5 for the institution to be deemed financially responsible without the need for further Department of Education oversight. Our composite scores for our fiscal years ended December 31, 2014, 2013 and 2012 were 3.0, 3.0 and 2.9, respectively, and, therefore, we are considered financially responsible for purposes of these regulations. We have not yet submitted our consolidated financial statements to the Department of Education for our 2015 fiscal year, but have calculated that our composite score for the 2015 fiscal year will be 2.6. We have modeled our composite score for future years using, among other estimates, our estimated ground campus capital expenditures and believe that our composite score will remain at a financially responsible level for the foreseeable future.

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

Return of Title IV funds for students who withdraw. When a student who has received Title IV program funds withdraws from school, the institution must determine the amount of Title IV program funds the student has “earned” and then must return the unearned Title IV program funds (a “return to Title IV”) to the appropriate lender or the Department of Education in a timely manner, which is generally no later than 45 days after the date the institution determined that the student withdrew. If such payments are not timely made, the institution will be required to submit a letter of credit to the Department of Education equal to 25% of the Title IV funds that the institution should have returned for withdrawn students in its most recently completed fiscal year. Under Department of Education regulations, the letter of credit requirement is triggered by late returns of Title IV program funds for 5% or more of the withdrawn students (and involving more than two student refunds) in the audit sample in the institution’s annual Title IV compliance audit for either of the institution’s two most recent fiscal years or in a Department of Education program review. We did not exceed this 5% threshold in our annual Title IV compliance audits for 2014 (the most recent year for which we have completed a Title IV compliance audit), 2013 or 2012.

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

Using the Department of Education’s cash-basis, regulatory formula under the 90/10 Rule as currently in effect, for our 2015, 2014, and 2013 fiscal years, we derived approximately 74.8%, 76.5%, and 78.5%, respectively, of our 90/10 Rule revenue from Title IV program funds.

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

Student loan defaults. Under the Higher Education Act, an educational institution may lose its eligibility to participate in some or all of the Title IV programs if defaults by its students on the repayment of their federal student loans exceed certain levels. For each federal fiscal year, the Department of Education calculates a rate of student defaults for each institution (known as a “cohort default rate”). The reauthorization of the Higher Education Act in 2008 extended the measurement period for cohort default rates so that the rate is calculated by determining the rate at which borrowers who became subject to their repayment obligation in one federal fiscal year default in that same year or by the end of the second year following federal fiscal year (the “three-year method”).

The Department of Education applies legal thresholds to measure an institution’s compliance. If the Department of Education notifies an institution that its cohort default rates exceeded 30%, for each of its three most recent federal fiscal years, the institution’s participation in the FDL Program and the Pell grant program would end 30 days after that notification, unless the institution appeals that determination in a timely manner on specified grounds and according to specified procedures. In addition, an institution’s participation in the FDL Program would end 30 days after notification by the Department of Education that its most recent cohort default rate, is greater than 40%, unless the institution timely appeals that determination on specified grounds and according to specified procedures. An institution whose participation ends under either of these provisions may not participate in the relevant programs for the remainder of the fiscal year in which the institution receives the notification or for the next two fiscal years. If an institution’s cohort default rate for any single federal fiscal year equals or exceeds 30%, the Department of Education may place the institution on provisional certification status.

Our cohort default rates on federal student loans for the 2012, 2011 and 2010 federal fiscal years, were 10.3%, 15.7% and 19.0%, respectively.

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

Privacy of student records. The Family Educational Rights and Privacy Act of 1974, or FERPA, and the Department of Education’s FERPA regulations, require educational institutions to protect the privacy of students’ educational records by limiting an institution’s disclosure of a student’s personally identifiable information without the student’s prior written consent. FERPA also requires institutions to allow students to review and request changes to their educational records maintained by the institution, to notify students at least annually of this inspection right, and to maintain records in each student’s file listing requests for access to and disclosures of personally identifiable information and the interest of such party in that information. If an institution fails to comply with FERPA, the Department of Education may require corrective actions by the institution or may terminate an institution’s receipt of further federal funds. In addition, educational institutions are obligated to safeguard student information pursuant to the Gramm-Leach-Bliley Act, or GLBA, a federal law designed to protect consumers’ personal financial information held by financial institutions and other entities that provide financial services to consumers. GLBA and the applicable GLBA regulations require an institution to, among other things, develop and maintain a comprehensive, written information security program designed to protect against the unauthorized disclosure of personally identifiable financial information of students, parents, or other individuals with whom such institution has a customer relationship. If an institution fails to comply with the applicable GLBA requirements, it may be required to take corrective actions, be subject to monitoring and oversight by the Federal Trade Commission (FTC), and be subject to fines or penalties imposed by the FTC. For-profit educational institutions are also subject to the general deceptive practices jurisdiction of the FTC with respect to their collection, use, and disclosure of student information. The institution must also comply with the FTC Red Flags Rule, a section of the federal Fair Credit Reporting Act, that requires the establishment of guidelines and policies regarding identity theft related to student credit accounts.

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

We are an approved institutional participant in the State Authorization Reciprocity Agreement (SARA). SARA is an agreement among member states, districts and territories that establishes comparable national standards for interstate offering of postsecondary distance education courses and programs. It is intended to make it easier for students to take online courses offered by postsecondary institutions based in another state. SARA is overseen by a national Council (NC-SARA) and administered by four regional education compacts, for which Arizona is a W-SARA member. There is a yearly renewal for participating in NC-SARA and AZ-SARA, and institutions must agree to meet certain requirements to participate.

In addition to Arizona, we have determined that our activities in some non-SARA states constitute a presence requiring licensure or authorization under the requirements of the state post-secondary education agency in those states, which we have obtained, while in other states we have determined that we are exempt under applicable state law from licensure or authorization requirements. In other states, we have obtained approvals to operate as we have determined necessary in connection with our marketing and recruiting activities. Although we have a process for evaluating the compliance of our online educational programs with state requirements regarding distance and correspondence learning, and have experienced no significant restrictions on our educational activities to date as a result of such requirements, state regulatory requirements for online education vary among the states, are not well developed in many states, are imprecise or unclear in some states and are subject to change. If we fail to comply with licensing or authorization requirements for a non-SARA state, or fail to obtain licenses or authorizations when required, we could lose our licensure or authorization from that state or be subject to other sanctions, including restrictions on our activities in that state, and fines and penalties, including Department of Education sanctions. The loss of licensure or authorization in a state other than Arizona could prohibit us from recruiting prospective students or offering educational services to current students in that state, which could significantly reduce our enrollments.

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

Gainful employment rules. Under the Higher Education Act, proprietary schools are eligible to participate in Title IV programs in respect of educational programs that lead to “gainful employment in a recognized occupation,” with the limited exception of qualified programs leading to a bachelor’s degree in liberal arts. Historically, this concept has not been defined in detail. In October 2014, the Department of Education published final regulations, effective July 1, 2015, on the metrics for determining whether an academic program prepares students for gainful employment in a recognized occupation. This rule establishes requirements related to the debt to earnings ratio of graduates of our programs, and sets additional disclosure requirements for students. Under the final regulations, which apply on a program-by-program basis, students enrolled in a program will be eligible for Title IV student financial aid only if that program satisfies at least one of two tests relating to student debt service-to-earnings ratios. The two tests specify minimum debt service-to-earnings ratios calculated on the basis of the earnings of program graduates. One test measures student loan debt service as a percentage of total earnings, and the other test measures student loan debt service as a percentage of discretionary earnings. The first year a program fails to meet at least one of the minimum ratios for the year, the institution will be required to provide a warning notice to prospective and enrolled students advising that the program has not met the minimum debt measurements and describes any actions planned to improve the program’s performance under the Debt Measurements. Programs that fail to meet at least one of the minimum ratios for two consecutive years or for two out of three of the most recent years for which Debt Measures were calculated, will be required to provide additional warning notices to students before enrollment. If the program does not meet any of the Debt Measures for three out of four years, it will lose its Title IV eligibility.

Under the final regulations, schools are also required to certify to the Department the following for each Title IV eligible program:

•	The program is included in the schools’ accreditation;

•	The program is programmatically accredited, if required by a federal government entity, or by a government entity in any state in which the school is located or is required to obtain state approval;

•	The program satisfies any applicable state licensing and certification requirements for the occupations for which the program prepares students to enter; and

•	The program is not substantially similar to a program offered by the school that became ineligible due to the student debt service-to-earnings ratios.

We believe we have successfully submitted the certifications required for all pre-existing programs prior to the December 31, 2015 deadline for doing so. In addition, in July and September 2015 we successfully submitted the data required of the University under the gainful employment rule. We believe we have materially complied with the reporting requirements and have not otherwise been notified by the Department.

The Department of Education has indicated that the official 2014 gainful employment debt service-to-earnings ratios will most likely be issued in the winter of 2016. The expected timing of the issuance of the 2015 ratios has not yet been announced. We believe it is likely that some of University’s programs will be impacted by the regulations.

The Department of Education has not yet announced the protocol for calculating and disseminating the debt service-to-earnings ratios. Because the ratios will be issued by the Department of Education after the measuring period, we may not know of a program’s failure to meet the tests until after the measuring period, and students enrolled in such a program could lose their access to federal financial aid before completing the program.

This is a complicated rule and, although management will work to achieve compliance with this new rule, the continuing eligibility of our educational programs for Title IV funding is at risk due to factors measured by this rule and beyond our control, such as changes in the actual or deemed income level of our graduates, changes in student borrowing levels, increases in interest rates, changes in the federal poverty income level relevant for calculating discretionary income, and other factors. The exposure to these external factors could reduce our ability to confidently offer or continue certain types of programs for which there is market demand, and therefore would impact our ability to maintain or grow our business. Substantial misrepresentation. The Higher Education Act prohibits an institution that participates in Title IV programs from engaging in “substantial misrepresentation” of the nature of its educational program, its financial charges, or the employability of its graduates. The Department of Education has defined a misrepresentation as any statement made by the institution or a third party that provides educational programs, marketing, advertising, recruiting, or admissions services to the institution that is false, erroneous or has the likelihood or tendency to deceive. A substantial misrepresentation is any misrepresentation on which the person to whom it was made could reasonably be expected to rely, or has reasonably relied, to that person’s detriment. Considering the breadth of the definition of “substantial misrepresentation,” it is possible that despite our efforts to prevent such misrepresentations, our employees or service providers may make statements that could be construed as substantial misrepresentations. As a result, we may face complaints from students and prospective students over statements made by us and our agents throughout the enrollment, admissions and financial aid process, as well as throughout attendance at the University, which would expose us to increased risk of enforcement action and applicable sanctions or other penalties and increased risk of private qui tam actions under the Federal False Claims Act. Under the new rules, if the Department of Education determines that an institution has engaged in substantial misrepresentation, the Department of Education may revoke an institution’s program participation agreement, impose limitations on the institution’s participation in Title IV programs, deny applications from the institution for approval of new programs or locations or other matters, or initiate proceedings to fine the institution or limit, suspend, or terminate its eligibility to participate in Title IV programs. If the Department of Education determines that statements made by us or on our behalf are in violation of the regulations, we could be subject to sanctions and other liability, which could have a material adverse effect on our business.

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

With respect to the Department of Education, if an institution participating in the Title IV programs plans to add a new location or educational program, the institution must generally apply to the Department of Education to have the additional location or educational program designated as within the scope of the institution’s Title IV eligibility. However, a degree-granting institution, like Grand Canyon University, that is fully certified to participate in the Title IV programs is not required to obtain the Department of Education’s approval of additional programs that lead to a bachelor’s, professional, or graduate degree at the same degree level as programs previously approved by the Department of Education, and, similarly, is not required to obtain advance approval for new programs that prepare students for gainful employment in the same or a related recognized occupation as an educational program that has previously been designated by the Department of Education as an eligible program at that institution if it meets certain minimum-length requirements.

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

Almost every state imposes regulatory requirements on educational institutions that have physical facilities located within the state’s boundaries. Individual state laws establish standards in areas such as educational programs, facilities, instructional and administrative staff, marketing and recruitment, financial operations, addition of new locations and educational programs, and various operational and administrative procedures, some of which are different than the standards prescribed by the Department of Education or the Arizona State Board for Private Postsecondary Education. Several states have sought to assert jurisdiction over educational institutions offering online degree programs that have no physical location in the state but that have some activity in the state, such as enrolling or offering educational services to students who reside in the state, employing faculty who reside in the state, or advertising to or recruiting prospective students in the state. See Item 1. Business — Regulation — Regulation of Federal Student Financial Aid Programs — State authorization. State regulatory requirements for online education vary among the states, are not well developed in many states, are imprecise or unclear in some states, and can change frequently. Laws, regulations, or interpretations related to doing business over the Internet could also increase our cost of doing business and affect our ability to recruit students in particular states, which could, in turn, negatively affect enrollments and revenues and have a material adverse effect on our business.

We are an approved institutional participant in the State Authorization Reciprocity Agreement (SARA). SARA is an agreement among member states, districts and territories that establishes comparable national standards for interstate offering of postsecondary distance education courses and programs. It is intended to make it easier for students to take online courses offered by postsecondary institutions based in another state. SARA is overseen by a national Council (NC-SARA) and administered by four regional education compacts, for which Arizona is a W-SARA member. There is a yearly renewal for participating in NC-SARA and AZ-SARA, and institutions must agree to meet certain requirements to participate.

Some states that do not participate in SARA impose regulatory requirements on out-of-state educational institutions operating within their boundaries, such as those having a physical facility or conducting certain academic activities within the state. We currently enroll students in all 50 states and the District of Columbia. Although we are currently licensed or authorized, in-process, or exempt in all non-SARA jurisdictions in which we operate, if we fail to comply with state licensing or authorization requirements for a state, or fail to obtain licenses or authorizations when required, we could lose our state licensure or authorization by that state or be subject to other sanctions, including restrictions on our activities in, and fines and penalties imposed by, that state, as well as fines, penalties, and sanctions imposed by the Department of Education. The loss of licensure or authorization in a state other than Arizona could prohibit us from recruiting prospective students or offering educational services to current students in that state, which could significantly reduce our enrollments.

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

Using the Department of Education’s cash-basis, regulatory formula under the 90/10 Rule as currently in effect, for our 2015, 2014, and 2013 fiscal years, we derived approximately 74.8%, 76.5%, and 78.5%, respectively, of our 90/10 Rule revenue from Title IV program funds.

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

An institution may lose its eligibility to participate in some or all of the Title IV programs if, for three consecutive years, 30% or more of its students who were required to begin repayment on their student loans in one year default on their payment by the end of the second year. In addition, an institution may lose its eligibility to participate in some or all of the Title IV programs if the default rate of its students exceeds 40% for any single year. While our cohort default rates have historically been significantly below these levels, we cannot assure you that this will continue to be the case. For example, we believe our cohort default rates for the 2010 and 2011 federal fiscal year increased (although both remain below the Department of Education’s thresholds) due primarily to the impact of current economic conditions on our students and former students and our transition to a borrower-based, non-term financial aid system in the Fall of 2010. Our cohort default rates for the 2012, 2011 and 2010 federal fiscal years were 10.3%, 15.7% and 19.0%, respectively. Increases in interest rates or declines in income or job losses for our students could contribute to higher default rates on student loans. Exceeding the student loan default rate thresholds and losing our eligibility to participate in the Title IV programs would have a material adverse effect on our business, prospects, financial condition, and results of operations. Any future changes in the formula for calculating student loan default rates, economic conditions, or other factors that cause our default rates to increase, could place us in danger of losing our eligibility to participate in some or all of the Title IV programs and materially adversely affect us.

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

Strict observance of rules and regulations contribute to the success of our athletic program. It is the responsibility of the University administration and the Athletic Department to adhere to all regulations created for the governance of intercollegiate athletics as set forth by the Western Athletic Conference (“WAC”), NCAA, and Grand Canyon University. The move from Division II to Division I was effective July 1, 2013 and demonstrated our commitment to athletic excellence and has enhanced our visibility. Any violations of such rules and regulations could adversely affect our reputation and operations.

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

Our credit agreement may restrict our operations and our ability to complete certain transactions.

Our credit agreement, which we entered into in December 2012, imposes certain operating restrictions on us, including limitations on our ability to incur additional debt or make certain investments, and requires us to maintain compliance with certain applicable regulatory standards. In addition, the credit agreement requires us to maintain a maximum leverage ratio, a minimum fixed charge coverage ratio and a minimum tangible net worth, in each case as such terms are defined in the credit agreement. We cannot assure you that these covenants will not adversely affect our ability to finance our future operations or capital needs or to pursue available business opportunities. A breach of any of these covenants or our inability to maintain the required financial ratios could result in a default in respect of the related indebtedness. If a default occurs, the affected lenders could elect to declare the indebtedness, together with accrued interest and other fees, to be immediately due and payable.

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

Anti-takeover provisions of our certificate of incorporation, bylaws, the Delaware General Corporation Law, or DGCL, and regulations of state and federal education agencies could diminish the opportunity for stockholders to participate in acquisition proposals at a price above the then-current market price of our common stock. For example, while we have no present plans to issue any preferred stock, our Board of Directors, without further stockholder approval, may issue shares of undesignated preferred stock and fix the powers, preferences, rights, and limitations of such class or series, which could adversely affect the voting power of your shares. In addition, our bylaws provide for an advance notice procedure for nomination of candidates to our Board of Directors that could have the effect of delaying, deterring, or preventing a change in control. Further, as a Delaware corporation, we are subject to provisions of the DGCL regarding “business combinations,” which can deter attempted takeovers in certain situations. The approval requirements of the Department of Education, our regional accrediting commission, and state education agencies for a change in control transaction could also delay, deter, or prevent a transaction that would result in a change in control. We may, in the future, consider adopting additional anti-takeover measures. The authority of our Board of Directors to issue undesignated preferred or other capital stock and the anti-takeover provisions of the DGCL, as well as other current and any future anti-takeover measures adopted by us, may, in certain circumstances, delay, deter, or prevent takeover attempts and other changes in control of the company not approved by our Board of Directors.

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

We own our ground campus, which is located on 200+ acres in the center of the Phoenix, Arizona metropolitan area, near downtown Phoenix. Our on-campus facilities currently consist of classroom buildings, lecture halls, a 300-seat theater, a 155,000-volume newly renovated library, a media arts complex that provides communications students with audio and video equipment, a 55,000 square foot recreation center for both student-athletes and on-campus students, a 140,000 square foot/ 7,500 seat basketball and entertainment arena, a gymnasium, an activity center that contains a food court, a bowling alley and other student services, a student union which was recently remodeled and expanded, dormitories, apartments, campus pools, athletic facilities and parking garages. Additionally, we have several office buildings used for administration. In order to accommodate the continued growth of our traditional ground population, we completed four additional dormitories, an additional classroom building for our College of Science, Engineering and Technology and a third parking structure prior to the 2015/2016 school year and has recently started construction on three more apartment style residence halls, a 170,000 square foot classroom building for its College of Science, Engineering and Technology, a student service center and a fourth parking structure.

We also lease three additional facilities for employees in Arizona, and four facilities in Arizona and one in New Mexico for classroom and labs for our nursing professional studies students. We lease apartments in an off-site apartment building in Phoenix, Arizona for traditional ground students. Additionally, we lease five office locations in California and one in Colorado. We may add additional space in Arizona and in other states in the southwest U.S. to accommodate our growth plans in 2016 and beyond.

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

The table below sets forth the high and low sales prices for our common stock, as reported by the Nasdaq Global Market.

	High	Low
2015
First Quarter	$48.29	$42.63
Second Quarter	$45.82	$41.30
Third Quarter	$45.17	$35.38
Fourth Quarter	$42.81	$36.18
2014
First Quarter	$51.12	$41.71
Second Quarter	$47.89	$41.63
Third Quarter	$47.76	$40.24
Fourth Quarter	$51.99	$36.95

Holders

As of December 31, 2015, there were approximately 207 registered holders of record of common stock. A substantially greater number of holders of common stock are “street name” or beneficial holders, whose shares are held of record by banks, brokers and other financial institutions.

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

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

Our Board of Directors has authorized the University to repurchase up to $75.0 million in aggregate of common stock, from time to time, depending on market conditions and other considerations. The current expiration date on the repurchase authorization by our Board of Directors is September 30, 2016. Repurchases occur at our discretion. Repurchases may be made in the open market or in privately negotiated transactions, pursuant to the applicable Securities and Exchange Commission rules. The amount and timing of future share repurchases, if any, will be made as market and business conditions warrant. Since the approval of our share repurchase plan, we have purchased 3.1 million shares of common stock at an aggregate cost of $60.4 million, which are recorded at cost in the accompanying December 31, 2015 consolidated balance sheet and statement of stockholders’ equity. At December 31, 2015, there remained $14.6 million available under our current share repurchase authorization. During the fourth quarter and the year ended December 31, 2015, we repurchased 288,397 shares of common stock at an aggregate cost of $11.3 million.

The following table sets forth our share repurchases of common stock and our share repurchases in lieu of taxes, which are not included in the repurchase plan totals as they were effected in conjunction with the vesting of restricted share awards, during each period in the fourth quarter of fiscal 2015:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Dollar Value of Shares That May Yet Be Purchased Under the Program
Share Repurchases
October 1, 2015 – October 31, 2015	—	$—	—	$25,865,000
November 1, 2015 – November 30, 2015	—	$—	—	$25,865,000
December 1, 2015 – December 31, 2015	288,397	$39.11	288,397	$14,586,000

Total	288,397	$39.11	288,397	$14,586,000

Tax Withholdings
October 1, 2015 – October 31, 2015	1,320	$—	—	$—
November 1, 2015 – November 30, 2015	—	$—	—	$—
December 1, 2015 – December 31, 2015	—	$—	—	$—

Total	1,320	$—	—	$—

University Stock Performance

The following graph compares the cumulative total return of our common stock with the cumulative total returns of the S&P 500 Index and our selected peer group of five companies that includes: Capella Education Company, American Public Education, Inc., Apollo Education Group Inc., Strayer Education Inc. and Bridgepoint Education, Inc. This chart assumes that an investment of $100 was made in our common stock, in the index, and in the peer group on December 31, 2010 and that all dividends paid by us and such companies were reinvested, and tracks the relative performance of such investments through December 31, 2015.

	12/10	12/11	12/12	12/13	12/14	12/15
Grand Canyon Education, Inc.	100.00	81.47	119.81	222.56	238.18	204.80
S&P 500	100.00	102.11	118.45	156.82	178.29	180.75
Peer Group	100.00	111.17	52.57	69.63	80.95	33.59

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

The following selected consolidated financial and other data should be read in conjunction with Item 8, Consolidated Financial Statements and Supplementary Data, and Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, to fully understand the information presented below. The selected consolidated income statement data and other data, excluding period end enrollment, for the years ended December 31, 2015, 2014, and 2013, and the selected consolidated balance sheet data as of December 31, 2015, and 2014, have been derived from our audited consolidated financial statements for such years, which are included herein. The selected consolidated income statement data and other data, excluding period end enrollment, for the years ended December 31, 2012 and 2011, and the selected consolidated balance sheet data as of December 31, 2013, 2012, and 2011, have been derived from our audited consolidated financial statements for such years, which are not included herein. Our historical results are not necessarily indicative of our results for any future period.

	Year Ended December 31,
	2015	2014	2013	2012	2011
	(In thousands, except per share data)
Income Statement Data:
Net revenue	$778,200	$691,055	$598,335	$511,257	$426,741
Costs and expenses:
Instructional costs and services	329,651	288,791	254,419	220,403	194,801
Admissions advisory and related(1)	112,572	108,567	97,077	85,917	70,758
Advertising(1)	76,229	65,808	60,985	51,023	45,587
Marketing and promotional(1)	7,287	7,439	5,644	4,360	3,610
General and administrative	42,100	39,635	36,934	35,502	29,043
Lease termination costs	—	—	—	—	782

Total costs and expenses	567,839	510,240	455,059	397,205	344,581

Operating income	210,361	180,815	143,276	114,052	82,160
Interest expense	(1,248)	(1,801)	(2,244)	(699)	(720)
Interest income and other	(106)	684	3,863	71	88

Income before income taxes	209,007	179,698	144,895	113,424	81,528
Income tax expense	77,596	68,232	56,184	43,977	30,982

Net income	$131,411	$111,466	$88,711	$69,447	$50,546

Earnings per common share
Basic	$2.86	$2.45	$1.98	$1.57	$1.13
Diluted	$2.78	$2.37	$1.92	$1.53	$1.12
Shares used in computing earnings per common share
Basic	45,975	45,538	44,731	44,332	44,631
Diluted	47,281	47,006	46,131	45,251	45,105

	As of December 31,
	2015	2014	2013	2012	2011
	(In thousands)
Other Data:
Capital expenditures	$218,301	$168,646	$93,490	$104,876	$80,545
Depreciation and amortization	$35,379	$29,177	$25,141	$21,627	$16,738
Adjusted EBITDA(2)	$263,125	$227,812	$185,086	$149,593	$107,428
Period end enrollment(3)
Online	59,311	55,060	49,580	44,690	38,918
Ground	15,195	12,746	10,078	7,602	4,999
Balance Sheet Data:
Cash and cash equivalents, marketable securities and investments	$106,400	$166,022	$164,244	$105,111	$21,189
Restricted cash, cash equivalents and investments	75,384	67,840	64,368	56,189	56,670
Total assets	898,430	755,713	616,100	494,923	317,847
Capital lease obligations (including short-term)	1,485	497	586	674	1,144
Notes payable (including short-term)	79,877	86,493	93,100	99,701	21,640
Total stockholders’ equity	610,251	476,232	344,844	234,059	163,293

(1)	During the first quarter of 2013, the University made changes in its presentation of operating expenses and revised prior periods to conform to the current presentation. All years presented in the five year table were reclassified to conform to the current presentation.
(2)	Adjusted EBITDA is defined as net income plus interest expense net of interest income, plus income tax expense, plus depreciation and amortization (EBITDA), as adjusted for (i) the amortization of prepaid royalty payments recorded in conjunction with a settlement of a dispute with our former owner; (ii) contributions to Arizona school tuition organizations in lieu of the payment of state income taxes; (iii) share-based compensation; and (iv) one-time, unusual charges or gains, such as litigation and regulatory reserves, impairment charges and asset write-offs, exit or lease termination costs, contract termination fees, or the gain (loss) recognized on the settlement of a third party note receivable.
(3)	Enrollment represents individual students who attended a course during the last two months of the calendar quarter.

We present Adjusted EBITDA because we consider it to be an important supplemental measure of our operating performance. We also make certain compensation decisions based, in part, on our operating performance, as measured by Adjusted EBITDA, and our credit agreement requires us to comply with covenants that include performance metrics substantially similar to Adjusted EBITDA. All of the adjustments made in our calculation of Adjusted EBITDA are adjustments to items that management does not consider to be reflective of our core operating performance. Management considers our core operating performance to be that which can be affected by our managers in any particular period through their management of the resources that affect our underlying revenue and profit generating operations during that period. Royalty expenses paid to our former owner, contributions to Arizona school tuition organizations in lieu of the payment of state income taxes, share-based compensation, one time unusual charges or gains, such as estimated litigation and regulatory reserves, exit costs, contract and lease termination fees, and the gain recognized on the settlement of notes receivable are not considered reflective of our core performance. We believe Adjusted EBITDA allows us to compare our current operating results with corresponding historical periods and with the operational performance of other companies in our industry because it does not give effect to potential differences caused by variations in capital structures (affecting relative interest expense, including the impact of write-offs of deferred financing costs when companies refinance their indebtedness), tax positions (such as the impact on periods or companies of changes in effective tax rates or net operating losses), the book amortization of intangibles (affecting relative amortization expense), and other items that we do not consider reflective of underlying operating performance. We also present Adjusted EBITDA because we believe it is frequently used by securities analysts, investors, and other interested parties as a measure of performance.

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

The following table reconciles Adjusted EBITDA to net income for the periods indicated:

	Year Ended December 31,
(In thousands)	2015	2014	2013
Net income	$131,411	$111,466	$88,711
Plus: interest expense net of interest and other income	395	1,117	2,027
Plus: income tax expense	77,596	68,232	56,184
Plus: depreciation and amortization	35,379	29,177	25,141

EBITDA	244,781	209,992	172,063

Plus: royalty to former owner(a)	296	296	296
Plus: prepaid royalty impairment and other fixed asset impairments(b)	2,755	3,441	—
Plus: contributions made in lieu of state income taxes(c)	2,750	2,750	2,500
Plus: estimated litigation and regulatory reserves(d)	328	870	3,937
Plus: lease termination costs(e)	—	518	—
Plus: loss (gain) on note receivable(f)	958	—	(3,646)
Plus: share-based compensation(g)	11,257	9,945	9,936

Adjusted EBITDA	$263,125	$227,812	$185,086

(a)	Represents the amortization of prepaid royalty payments, as discussed in Note 2 to our consolidated financial statements that are included in Item 8, Consolidated Financial Statements and Supplementary Data.
(b)	Represents the prepaid royalty impairment and other fixed asset impairments. The 2015 amount represents the write-off of the remaining book value of on campus buildings removed to make way for new dormitories and a classroom building as well as an internal use software write off. The 2014 amount relates to the termination during 2014 of our use of the Ken Blanchard name for our College of Business, as discussed in Note 2 to our consolidated financial statements that are included in Item 8, Consolidated Financial Statements and Supplementary Data.
(c)	Reflects contributions to various Arizona school tuition organizations to assist with funding for education. In connection with such contributions made we received a dollar-for-dollar state income tax credit, which resulted in a reduction in our effective income tax rate to 37.1%, 38.0% and 38.8% for the years ended December 31, 2015, 2014 and 2013, respectively. Had these contributions not been made, our effective tax rate would have been 37.9%, 38.9% and 39.8%, for 2015, 2014 and 2013, respectively. Such contributions are viewed by our management to be made in lieu of payments of state income taxes and are therefore excluded from evaluation of our core operating performance.
(d)	Reflects $3.9 million for the program review reserve in 2013, and $0.3 million and $0.9 million for estimated litigation reserves in 2015 and 2014, respectively. See Item 8, Consolidated Financial Statements and Supplementary Data.
(e)	Represents lease termination costs incurred related to the early termination of leased space. See Item 8, Consolidated Financial Statements and Supplementary Data.
(f)	Represents loss (gain) on a note receivable purchased in December 2012. See Item 8, Consolidated Financial Statements and Supplementary Data.
(g)	Reflects share-based compensation expense relating to restricted stock awards and option grants made to employees and directors.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations for the years ended December 31, 2015 and 2014 should be read in conjunction with our consolidated financial statements and related notes that appear in Item 8, Consolidated Financial Statements and Supplementary Data. In addition to historical information, the following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to these differences include those discussed below and elsewhere in this Annual Report on Form 10-K, particularly in Item 1A, Risk Factors and Forward-Looking Statements.

Executive Overview

We are a comprehensive regionally accredited university that offers approximately 200 graduate and undergraduate degree programs and certificates across eight colleges both online and on ground at our approximately 200+ acre campus in Phoenix, Arizona, and onsite at facilities we lease and at facilities owned by third party employers. Our undergraduate programs are designed to be innovative and meet the future needs of employers, while providing students with the needed critical thinking and effective communication skills developed through a Christian, liberal arts foundation. We offer master and doctoral degrees in contemporary fields that are designed to provide students with the capacity for transformational leadership in their chosen industry, emphasizing the immediate relevance of theory, application, and evaluation to promote personal and organizational change. At December 31, 2015, we had approximately 74,500 students. At December 31, 2015, 79.6% of our students were enrolled in our online programs, and, of our working adult students (online and professional studies students), 47.8% were pursuing masters or doctoral degrees.

Key Trends, Developments and Challenges

The following circumstances and trends present opportunities, challenges and risks.

Evolving Postsecondary Education Market. We believe that there is a large number of traditional-aged students looking for a residential experience at an affordable, private, Christian university. As a result of state funding challenges, most state universities are receiving less state subsidies and therefore have been forced to increase tuition, decrease the number of students they can accept and/or make other changes that impact the student experience. Some private universities also are facing enrollment challenges as a result of their high tuition costs. We also believe the number of non-traditional students who work, are raising a family, or are doing both while trying to earn a college degree continues to grow. The continued economic environment in the U.S., however, has caused an increased number of potential students and/or their parents to consider the cost of education as a primary factor in choosing the school that they will attend. Given these trends, we believe that many individuals will be attracted to our high quality academic programs at affordable tuition rates. We also believe that competition for students continues to increase. We compete primarily with traditional public and four-year degree-granting regionally accredited colleges and universities and other proprietary degree-granting regionally accredited schools. An increasing number of traditional colleges, universities and community colleges are offering distance learning and other online education programs, including programs that are geared towards the needs of working adult students. This trend has been accelerated by private companies that provide and/or manage online learning platforms for traditional colleges and universities. As the proportion of traditional colleges and universities providing alternative learning modalities increases, we face increasing competition for students from such institutions, including those with well-established reputations for excellence.

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

Fiscal Year 2015 Events

We experienced the following significant events in 2015:

•	Enrollment, Net Revenue, Operating Income Growth with No Increase in Ground Tuition Rates. We achieved enrollment growth of 9.9% during the fiscal year ended December 31, 2015, as ground enrollment increased 19.2% and online enrollment increased 7.7% over the prior year. We attribute the significant growth in our ground enrollment between years to our increasing brand recognition and the value proposition that our ground traditional campus affords to traditional-aged students and their parents. After scholarships, our ground traditional students pay tuition, room, board, and fees in an amount that is often half to a third of what it costs to attend a private, traditional university in another state and an amount comparable to what it costs to attend a public university. Our online students pay tuition and fees in an amount that is often less than the cost of other high service online programs such as ours. For example, our largest local competitor’s undergraduate tuition for online programs ranges from $490 to $553 per credit hour and its graduate tuition for online programs ranges from $492 to $852 per credit hour while our online tuition per credit hour ranges from $355 to $470 for undergraduate programs and $330 to $640 for graduate programs. There are online programs that are less expensive than ours but those programs generally do not provide the full level of support services that we provide to our students. Although our online enrollment continues to grow, as the proportion of traditional colleges and universities providing alternative learning modalities increases, we will face increasing competition for working adult students from such institutions, including those with well-established reputations for excellence. We did not raise tuition in any of our programs for our 2014-2015 academic year. A tuition increase of approximately 1% was implemented for the majority of online programs for our 2015-2016 academic year. We have not raised our tuition for our traditional ground programs in seven years. Net revenues increased 12.6% over the prior year primarily due to the enrollment growth and due to an increase in ancillary revenues resulting from the increased traditional student enrollment (e.g. housing, food, etc.). Operating income was $210.4 million for the fiscal year ended December 31, 2015, an increase of 16.3% over the $180.8 million in operating income for 2014.

•	Continued Program Expansion. In the Fall of 2014, the University launched the College of Science, Engineering and Technology, rolling out programs in computer science and information technology. In the Fall of 2015, three engineering programs, Electrical Engineering, Bio-medical Engineering and Mechanical Engineering began. In total the University now offers approximately 200 graduate and undergraduate degree programs and certificates across eight colleges with over 30 new programs or emphases rolled out in 2015.

•	Capital Expenditures. Our capital expenditures in 2015 of $204.7 million were primarily related to the expansion of our 200+ acre physical campus in Phoenix, Arizona and significant investments in technology innovation to support our students and staff. In order to accommodate the continued growth of the traditional ground population, the University completed four additional dormitories, an additional classroom building for the College of Science, Engineering and Technology and a third parking structure for the 2015/2016 school year and has recently started construction on three more apartment style residence halls, a 170,000 square foot classroom building for its College of Science, Engineering and Technology, a student service center and a fourth parking structure. In addition, the University acquired approximately 25 acres of land adjacent to or near campus for future development. Included in off-site development during 2015 is $10.0 million we spent to revitalize what was formerly known as the Maryvale Golf Course under a partnership agreement with the City of Phoenix. The golf course is now known as Grand Canyon University Championship golf course. Also, in late 2015, we commenced construction on an off-site office building and parking garage that is in close proximity to our ground traditional campus. Employees that work in two leased office buildings in the Phoenix area will be consolidated into this new building when it’s expected to be completed in late 2016. Although the University is funding the construction of the building and parking garage, the University is marketing these, along with a recently refurbished office building in the same development, as part of a sale-leaseback transaction. These investments are intended to support our growing on-campus student population as well as enhance the brand of the University.

•	Community Involvement and the Public Good. In 2014, the University announced a five-point plan to restore west Phoenix through a) a unique partnership with Habitat for Humanity to repair hundreds of homes in the University’s neighborhood; b) an ongoing initiative with the Phoenix Police Department to improve public safety; c) the creation of jobs and commerce on the main campus and along the Camelback Road corridor in West Phoenix; d) the development of a trained workforce in the areas of science, technology, engineering and mathematics; and e) the continued support of K-12 students at neighborhood schools via our Outreach Program. Our students are serving as tutors and mentors to these high school students and the results thus far have been extremely positive. The University continues to be involved in more than 120 community events and projects throughout the year, helping organizations such as the Phoenix Dream Center, Feed My Starving Children, Hopefest, Arizona Foster Care, Phoenix Rescue Mission, Boy/Girl Scouts, Goodwill Arizona, Muscular Dystrophy Association, Young Life and Elevate Phoenix. The University also puts on popular gift drives at Christmas and Easter to help brighten those seasons for many underprivileged families. Our faculty, staff and students also go out into our surrounding neighborhoods to participate in University sponsored programs such as Serve the City, Canyon Kids, 12 Months of Service and the Run to Fight Children’s Cancer.

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

We define enrollment as individual students who attended a course during the last two months of the calendar quarter. We offer three 15-week semesters in a calendar year with one start available per semester for our traditional ground students. Online and professional studies students have more frequent class starts in five, seven, eight and sixteen-week courses through the calendar year. Enrollments are a function of the number of continuing students at the beginning of each period and new enrollments during the period, which are offset by graduations, withdrawals, and inactive students during the period. Inactive students for a particular period include students who are not registered in a class and, therefore, are not generating net revenue for that period, but who have not withdrawn from Grand Canyon University.

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

The following is a summary of our student enrollment at December 31, 2015, 2014, and 2013 by degree type and by instructional delivery method:

	December 31,
	2015(1)		2014(1)		2013(1)
	# of Students	% of Total	# of Students	% of Total	# of Students	% of Total
Graduate degree(2)	29,237	39.2%	26,319	38.8%	22,476	37.7%
Undergraduate degree	45,269	60.8%	41,487	61.2%	37,182	62.3%

Total	74,506	100.0%	67,806	100.0%	59,658	100.0%

	December 31,
	2015(1)		2014(1)		2013
	# of Students	% of Total	# of Students	% of Total	# of Students	% of Total
Online(3)	59,311	79.6%	55,060	81.2%	49,580	83.1%
Ground(4)	15,195	20.4%	12,746	18.8%	10,078	16.9%

Total	74,506	100.0%	67,806	100.0%	59,658	100.0%

(1)	Enrollment represents individual students who attended a course during the last two months of the calendar quarter. Included in enrollment at December 31, 2015, 2014 and 2013 are students pursuing non-degree certificates of 679, 585, and 487, respectively.
(2)	Includes 6,302, 5,570 and 4,285 students pursuing doctoral degrees at December 31, 2015, 2014 and 2013, respectively.
(3)	As of December 31, 2015, 2014 and 2013, 47.8%, 46.0% and 43.5%, respectively, of our working adult students (online and professional studies students) were pursuing graduate or doctoral degrees.
(4)	Includes our traditional on-campus students, as well as our professional studies students.

For the 2014-15 academic year (the academic year begins in May), our prices per credit hour range from $350 to $465 for undergraduate online and professional studies courses, $325 to $600 for graduate online courses, $630 for doctoral online programs, and $688 for undergraduate courses for ground students. For our active duty and active reserve online and professional studies students, our prices per credit hour are $250 for undergraduate, $400 for graduate courses and $599 for doctoral courses. The overall price of each course varies based upon the number of credit hours per course (with most courses representing four credit hours), the degree level of the program, and the discipline. In addition, we charge a fixed $8,250 “block tuition” for undergraduate ground students taking between 12 and 18 credit hours per semester, with an additional $688 per credit hour for credits in excess of 18. A traditional undergraduate degree typically requires a minimum of 120 credit hours. The minimum number of credit hours required for a master’s degree and overall cost for such a degree varies by program, although such programs typically require approximately 36 credit hours. The doctoral program requires approximately 60 credit hours. A tuition increase of approximately 1% was implemented for the majority of online programs in September 2015. The University has not raised tuition for its traditional ground programs in seven years.

Based on current tuition rates, tuition for a full program would generally equate to between $15,450 and $37,000 for an online master’s program, between $42,600 and $56,400 for a full four-year online bachelor’s program, $38,400 for a full doctoral program, and approximately $66,000 for a full four-year bachelor’s program taken on our ground campus. The tuition amounts referred to above assume no reductions for transfer credits or scholarships, which many of our students utilize to reduce their total program costs. For example, the average student on our ground traditional campus will pay approximately $8,300 in tuition in the 2015-16 school year after scholarships. Thus, based on the number of transfer credits and the scholarships they receive it is likely that a student will pay less than $34,000 in tuition for a bachelor’s degree on our ground campus. For the years ended December 31, 2015, 2014 and 2013, our revenue was reduced by approximately $163.9 million, $140.0 million and $111.8 million, respectively, as a result of scholarships that we offered to our students. The increase in scholarships reflects our increased revenues and our resulting increased use of scholarships (especially academic scholarships), to attract high performing students to our ground traditional campus.

Revenue per student for the year ended December 31, 2015 increased over 2014 primarily due to our residential traditional campus enrollment growing at a rate higher than our working adult enrollment. When factoring in room, board, and fees, the revenue per student is higher for these students than for our working adult students. We did not raise tuition in any of our programs for our 2014-2015 academic years and have not raised our tuition for our traditional ground program in seven years. A tuition increase of approximately 1% was implemented for the majority of online programs in September 2015. This reflects a concerted effort to control tuition pricing for students so that debt levels assumed by our students are reasonable. Tuition increases have not historically been, and may not in the future be, consistent across our programs due to market conditions and differences in operating costs of individual programs.

We derive a majority of our net revenues from tuition financed by the Title IV programs. For the years ended December 31, 2015, 2014 and 2013, we derived cash receipts equal to approximately 74.8%, 76.5%, and 78.5%, respectively, of our net revenues from Title IV programs. Our students also may rely on scholarships, personal savings, private loans, and employer tuition reimbursements to pay a portion of their tuition and related expenses.

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

We believe that the following critical accounting policies involve our more significant judgments and estimates used in the preparation of our consolidated financial statements:

Revenue recognition. Net revenues consist primarily of tuition and fees derived from courses taught by us online, at our approximately 200+ acre campus in Phoenix, Arizona, and at facilities we lease or those of employers, as well as from related educational resources such as access to online materials. Tuition revenue and most fees and related educational resources are recognized pro-rata over the applicable period of instruction, net of scholarships awarded by us. Generally, we will refund all or a portion of tuition already paid pursuant to our refund policy, dependent upon length of course and modality and subject to certain state specific refund requirements. If a student withdraws at a time when only a portion, or none of the tuition is refundable, then in accordance with its revenue recognition policy, the University continues to recognize the tuition that was not refunded pro-rata over the applicable period of instruction. However, for students that have taken out financial aid to pay their tuition and for which a return to Title IV is required as a result of his or her withdrawal, the University recognizes revenue after a student withdraws only at the time of cash collection. Sales tax collected from students is excluded from net revenues. We also charge online students an upfront learning management fee, which is deferred and recognized over the average expected term of a student. Costs that are direct and incremental to new online students are also deferred and recognized ratably over the average expected term of a student. Deferred revenue and student deposits in any period represent the excess of tuition, fees and other student payments received as compared to amounts recognized as revenue on the statement of operations and are reflected as current liabilities in the accompanying balance sheet. Our educational programs have starting and ending dates that differ from our quarters. Therefore, at the end of each fiscal quarter, a portion of revenue from these programs is not yet earned. Other revenues may be recognized as sales occur or services are performed.

Allowance for doubtful accounts. We record an allowance for doubtful accounts for estimated losses resulting from the inability, failure or refusal of our students to make required payments, which includes the recovery of financial aid funds advanced to a student for amounts in excess of the student’s cost of tuition and related fees that we may have to return under Title IV after a student drops. We determine the adequacy of our allowance for doubtful accounts based on an analysis of our historical bad debt experience, current economic trends, and the aging of the accounts receivable and student status. We apply a reserve to our receivables based upon an estimate of the risk presented by the age of the receivables and student status. We write off accounts receivable balances of active students at the earlier of the time the balance is deemed uncollectible, or one year after the revenue is generated. We reserve for receivables due from inactive students on a more accelerated basis than those due from active students and write off inactive student accounts at 150 days, as amounts due from inactive students are much more difficult to collect than amounts due from active students. We monitor our collections and write-off experience to assess whether adjustments to the estimated reserve are necessary.

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

Income taxes. We recognize the amount of taxes payable or refundable for the current year and deferred tax assets and liabilities for future tax consequences of events that have been recognized in our consolidated financial statements or tax returns. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which the temporary differences are expect to be realized. Our deferred tax assets are subject to periodic recoverability assessments. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount that more likely than not will be realized. Realization of the deferred tax assets is principally dependent upon achievement of projected future taxable income offset by deferred tax liabilities. We evaluate the realizability of the deferred tax assets annually. Since becoming a taxable corporation in August 2005, we have not recorded any valuation allowances to date on our deferred income tax assets. We evaluate and account for uncertain tax positions using a two-step approach. Recognition occurs when we conclude that a tax position based solely on its technical merits, is more-likely-than-not to be sustained upon examination. Measurement determines the amount of benefit that is greater than 50% likely to be realized upon the ultimate settlement with a taxing authority that has full knowledge of the facts. Derecognition of a tax position that was previously recognized occurs when we determine that a tax position no longer meets the more-likely-than-not threshold of being sustained upon examination. As of December 31, 2015 and 2014, the University has reserved approximately $1,706 and $0, respectively, for uncertain tax positions, including interest and penalties. The increase in the reserve in 2015 was attributable to apportionment positions taken on state income tax returns related to the sourcing of receipts form services.

Results of Operations

The following table sets forth statements of operations data as a percentage of net revenue for each of the periods indicated:

	Year Ended December 31,
	2015	2014	2013
Net revenue	100.0%	100.0%	100.0%
Costs and expenses
Instructional costs and services	42.4	41.8	42.5
Admissions advisory and related	14.5	15.7	16.2
Advertising	9.8	9.5	10.2
Marketing and promotional	0.9	1.1	0.9
General and administrative	5.4	5.7	6.2

Total costs and expenses	73.0	73.8	76.1

Operating income	27.0	26.2	23.9
Interest expense	(0.2)	(0.3)	(0.4)
Interest income and other	0.0	0.1	0.6

Income before income taxes	26.9	26.0	24.2
Income tax expense	10.0	9.9	9.4

Net income	16.9	16.1	14.8

Year Ended December 31, 2015 Compared to Year Ended December 31, 2014

Net revenue. Our net revenue for the year ended December 31, 2015 was $778.2 million, an increase of $87.1 million, or 12.6%, as compared to net revenue of $691.1 million for the year ended December 31, 2014. This increase was primarily due to an increase in ground and online enrollment and, to a lesser extent, an increase in room and board and other student fees, partially offset by an increase in institutional scholarships. We did not raise tuition in any of our programs for our 2014-15 academic year. A tuition increase of approximately 1% was implemented for the majority of our online programs in September 2015. We have not raised our tuition for our traditional ground program in seven years. End-of-period enrollment increased 9.9% between December 31, 2015 and 2014, as ground enrollment increased 19.2% and online enrollment increased 7.7% over the prior year. The majority of the ground enrollment growth between years was residential students at our ground traditional campus in Phoenix, Arizona. We attribute the significant growth in our ground enrollment between years to our increasing brand recognition and the value proposition that our ground traditional campus affords to traditional-aged students and their parents. After scholarships, our ground traditional students pay for tuition, room, board, and fees, often half to a third of what it costs to attend a private, traditional university in another state and an amount comparable to what it costs to attend a public university. Although our online enrollment continues to grow, as the proportion of traditional colleges and universities providing alternative learning modalities increases, we will face increasing competition for working adult students from such institutions, including those with well-established reputations for excellence. The growth in revenue per student between years is primarily due to our residential traditional campus enrollment growing at a rate higher than our working adult enrollment. When factoring in room, board and fees, the revenue per student is higher for these students than for our working adult students.

Instructional costs and services expenses. Our instructional costs and services expenses for the year ended December 31, 2015 were $329.7 million, an increase of $40.9 million, or 14.1%, as compared to instructional costs and services expenses of $288.8 million for the year ended December 31, 2014. This increase was primarily due to increases in instructional compensation and related expenses including share-based compensation, faculty compensation, occupancy and depreciation and amortization, dues, fees, subscriptions and other instructional supplies, bad debt expense and other miscellaneous instructional costs and services of $15.3 million, $7.3 million, $8.0 million, $7.6 million, $1.6 million and $1.1 million, respectively. The increase in employee compensation and related expenses and faculty compensation are primarily due to the increase in the number of staff to support the increasing number of students attending the University and increased benefit costs between years. In addition, we continue to increase our full-time faculty between years. The increase in occupancy, depreciation and amortization is the result of us placing into service additional buildings to support the growing number of ground traditional students. The increase in dues, fees, subscriptions and other instructional supplies is primarily due to increased licensing fees related to educational resources and increased food costs associated with a higher number of residential students. Our instructional costs and services expenses as a percentage of net revenue increased by 0.6% to 42.4% for the year ended December 31, 2015, as compared to 41.8% for the year ended December 31, 2014 due to an increase in dues, fees, subscriptions and other instructional supplies as a percentage of revenue due to the low profit margin derived on food sales, and occupancy, depreciation and amortization increasing as a percentage of revenue, partially offset by a decrease in bad debt expense from 2.2% of net revenue for the year ended December 31, 2014 to 2.1% of net revenues for the year ended December 31, 2015. We anticipate that instructional costs and services will continue to increase as a percentage of revenue due to these factors.

Admissions advisory and related expenses. Our admissions advisory and related expenses for the year ended December 31, 2015 were $112.6 million, an increase of $4.0 million, or 3.7%, as compared to admissions advisory and related expenses of $108.6 million for the year ended December 31, 2014. This increase was primarily due to increases in employee compensation and related expenses, partially offset by decreases in other admissions advisory expenses of $5.1 million and $1.2 million, respectively. Employee compensation and related expenses increased as a result of increasing the number of enrollment counselors and increasing benefit costs between years. Our admissions advisory and related expenses as a percentage of net revenue decreased by 1.2% to 14.5% for the year ended December 31, 2015, from 15.7% for the year ended December 31, 2014 primarily due to our ability to leverage our admissions advisory personnel across an increasing revenue base. Although we are hopeful that we will continue to see leverage of our admissions advisory personnel, we do not anticipate the leverage in future years will be as significant as in 2015.

Advertising expenses. Our advertising expenses for the year ended December 31, 2015 were $76.2 million, an increase of $10.4 million, or 15.8%, as compared to advertising expenses of $65.8 million for the year ended December 31, 2014. This increase was primarily due to increased digital media and branding advertising focused on the southwestern United States region. Our advertising expenses as a percentage of net revenue increased by 0.3% to 9.8% for the year ended December 31, 2015, from 9.5% for the year ended December 31, 2014 as we have intentionally increased our advertising spend to increase brand awareness. We plan to continue to increase our advertising spend on brand awareness in 2016 to counter the increased advertising of our competitors.

Marketing and promotional expenses. Our marketing and promotional expenses for the year ended December 31, 2015 were $7.3 million, a decrease of $0.1 million, or 2.0%, as compared to marketing and promotional expenses of $7.4 million for the year ended December 31, 2014. Our marketing and promotional expenses as a percentage of net revenue decreased slightly by 0.2% to 0.9% for the year ended December 31, 2015, from 1.1% for the year ended December 31, 2014.

General and administrative expenses. Our general and administrative expenses for the year ended December 31, 2015 were $42.1 million, an increase of $2.5 million, or 6.2%, as compared to general and administrative expenses of $39.6 million for the year ended December 31, 2014. This increase was primarily due to increases in legal, audit and insurance costs and employee compensation and related expenses including share-based compensation of $1.7 million and $0.4 million respectively, and our continued increases in contributions to charities, our community and city and state public-private partnerships. During 2015 and 2014 our contributions to private school tuition organizations in lieu of state income taxes were $2.8 million for both years. Our general and administrative expenses as a percentage of net revenue decreased by 0.3% to 5.4% for the year ended December 31, 2015, from 5.7% for the year ended December 31, 2014 due to our ability to leverage our general and administrative expenses across an increasing revenue base.

Interest expense. Our interest expense for the year ended December 31, 2015 was $1.2 million, a decrease of $0.6 million, as compared to interest expense of $1.8 million for the year ended December 31, 2014. This decrease was primarily due to an increase in ongoing construction projects, resulting in higher capitalized interest and a decrease in the average balance of our credit facility between periods due to scheduled monthly principal payments. Our interest expense decreased as a percentage of net revenue by 0.1% to 0.2% for the year ended December 31, 2015, from 0.3% for the year ended December 31, 2014.

Interest income and other. Our interest income and other for the year ended December 31, 2015 was a loss of $0.1 million, a decrease of $0.8 million, as compared to interest income and other of $0.7 million for the year ended December 31, 2014. The decrease was primarily due to the Arizona Court of Appeals reversing an earlier award of late penalty income of $1.0 million from the settlement of a note receivable.

Income tax expense. Income tax expense for the year ended December 31, 2015 was $77.6 million, an increase of $9.4 million from $68.2 million for the year ended December 31, 2014. This increase was primarily attributable to increased income before income taxes. Our effective tax rate was 37.1% and 38.0% for the year ended December 31, 2015 and 2014, respectively. Our effective tax rate in 2015 is lower than the prior year due to state tax apportionment and rate changes. The tax rate for both periods is less than the annual effective tax rates due to the contributions made in lieu of state income taxes in the third quarter of both years.

Net income. Our net income for the year ended December 31, 2015 was $131.4 million, an increase of $19.9 million, as compared to $111.5 million for the year ended December 31, 2014, due to the factors discussed above.

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

Interest income and other. Our interest income and other for the year ended December 31, 2014 was $0.7 million, a decrease of $3.2 million, as compared to interest income and other of $3.9 million for the year ended December 31, 2013. The decrease was primarily due to late penalty income and default interest earned on a settlement of a note receivable in 2013.

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

Liquidity, Capital Resources, and Financial Position

Liquidity. During 2015, we financed our operating activities and capital expenditures primarily through cash provided by operating activities. Our unrestricted cash, cash equivalents and investments were $106.4 million at December 31, 2015 and our restricted cash, cash equivalents and investments were $75.4 million. In December 2012, we entered into a new credit agreement, which increased our term loan to $100 million with a maturity date of December 2019. Additionally, this facility, as amended in January 2016, provides a revolving line of credit in the amount of $150 million through December 2017 to be utilized for working capital, capital expenditures and other general corporate purposes. Indebtedness under the credit facility is secured by our assets and is guaranteed by certain of our subsidiaries. No amounts were drawn on the revolver as of December 31, 2015.

In order to accommodate the continued growth of the traditional ground population, the University completed four additional dormitories, an additional classroom building for the College of Science, Engineering and Technology and a third parking structure prior to the 2015/2016 school year and has recently started construction on three more apartment style residence halls, a 170,000 square foot classroom building for its College of Science, Engineering and Technology, a student service center, and a fourth parking structure. In addition, the University acquired 25 acres of land adjacent to or near campus for future development. Included in off-site development during 2015 is $10.0 million we spent to revitalize what was formerly known as the Maryvale Golf Course under a partnership agreement with the City of Phoenix. The golf course is now known as Grand Canyon University Championship golf course. Also in late fall 2015 we commenced construction on an office building and a parking garage that is in close proximity to our ground traditional campus. Employees that work in two leased office buildings in the Phoenix area will be consolidated into this new building when it’s completed in late 2016. Although the University is funding the construction of the building and parking garage, the University is marketing these, along with a recently refurbished office building in the same development, as part of a sale-leaseback transaction. We anticipate capital expenditures in 2016 for the campus projects described above as well as for technology enhancements and equipment for our growing employee base, but excluding the offsite office building and parking garage, will be approximately $180 million.

Based on our current level of operations and anticipated growth, we believe that our cash flow from operations and other sources of liquidity, including cash, and cash equivalents, will provide adequate funds for ongoing operations, planned capital expenditures, and working capital requirements for at least the next 24 months.

Share Repurchase Program

Our Board of Directors has authorized the University to repurchase up to $75 million in aggregate of common stock, from time to time, depending on market conditions and other considerations. The current expiration date on the repurchase authorization by our Board of Directors is September 30, 2016. Repurchases occur at the University’s discretion.

Under our share purchase authorization, we may purchase shares in the open market or in privately negotiated transactions, pursuant to the applicable Securities and Exchange Commission Rules. The amount and timing of future share repurchases, if any, will be made as market and business conditions warrant.

Since the approval of the initial share repurchase plan, the University has purchased 3.1 million shares of common stock at an aggregate cost of $60.4 million, which includes 288,397 shares of common stock at an aggregate cost of $11.3 million during the year ended December 31, 2015. At December 31, 2015, there remains $14.6 million available under our current share repurchase authorization.

Cash Flows

Operating Activities. Net cash provided by operating activities for the years ended December 31, 2015, 2014 and 2013 was $173.9 million, $167.0 million and $118.4 million, respectively. Cash provided by operations in 2015, 2014 and 2013 resulted from our net income plus non-cash charges for provision for bad debts, depreciation and amortization, timing of income tax and employee related payments and student deposits and changes in other working capital.

Investing Activities. Net cash used in investing activities was $200.9 million, $161.0 million, and $172.5 million for the years ended December 31, 2015, 2014, and 2013, respectively. Our cash used in investing activities is primarily related to the purchase of short-term investments and property and equipment, partially offset by proceeds from the sale or maturity of short-term investments and in 2013 proceeds received from the settlement of a note receivable. Proceeds from investment, net of purchases of short-term investments, was $17.4 million and $7.6 million during the year ended December 31, 2015 and 2014, respectively. Purchases of short-term investments, net of proceeds of these investments, was $108.4 million during the year ended December 31, 2013. Capital expenditures were $204.7 million, $168.7 million and $78.9 million for the years ended December 31, 2015, 2014, and 2013, respectively. In 2015, in order to accommodate the continued growth of our traditional ground population, we completed four additional dormitories, a classroom building for our College of Science, Technology and Engineering, and a third parking structure prior to the 2015/2016 school year and have recently started construction on three more apartment style residence halls, a 170,000 square foot classroom building for our College of Science, Engineering and Technology, a student service center, and a fourth parking structure, as well as land purchases adjacent to or near our Phoenix campus, and purchases of computer equipment, other internal use software projects and furniture and equipment to support our increasing employee headcount. Included in off-site development during 2015 is $10.0 million we spent to revitalize what was formerly known as the Maryvale Golf Course under a partnership agreement with the City of Phoenix. The golf course is now known as Grand Canyon University Championship golf course. Also, in late 2015, we commenced construction on an off-site office building and parking garage that is in close proximity to our ground traditional campus. Employees that work in two leased office buildings in the Phoenix area will be consolidated into this new building when it’s expected to be completed in late 2016. In 2014, capital expenditures primarily consisted of ground campus building projects such as the construction of an additional classroom building and parking garage, additional residence halls that accommodate another 1,600 students and land purchases adjacent to our Phoenix campus to support our growing traditional student enrollment as well as purchases of computer equipment, other internal use software projects and furniture and equipment to support our increasing employee headcount. In 2013, capital expenditures primarily consisted of ground campus building projects including the construction costs for two additional dormitories and an expansion of our student union, which includes additional food services and library space to support our growing traditional student enrollment as well as purchases of computer equipment, other internal use software projects and furniture and equipment to support our increasing employee headcount. In addition, during 2013 we spent $14.5 million to refurbish an off-site building that is being used as office space for our employees.

Financing Activities. Net cash used in financing activities was $15.2 million for the year ended December 31, 2015. Net cash provided by financing activities was $3.4 million and $4.8 million for the years ended December 31, 2014 and 2013, respectively. During 2015, $11.3 million was used to purchase treasury stock in accordance with the University’s share repurchase program and $4.3 million was used to purchase common shares withheld in lieu of income taxes resulting from restricted share awards while principal payments on notes payable and capital leases totaled $6.8 million, partially offset by proceeds from the exercise of stock options of $3.5 million and excess tax benefits from share-based compensation of $3.6 million. During 2014, proceeds from the exercise of stock options of $7.8 million and excess tax benefits from share-based compensation of $7.6 million were partially offset by $3.7 million used to purchase common shares withheld in lieu of income taxes resulting from restricted share awards and $1.6 million used to purchase treasury stock in accordance with the University’s share repurchase program and principal payments on notes payable and capital leases totaling $6.7 million. During 2013, proceeds from the exercise of stock options of $16.3 million and excess tax benefits from share-based compensation of $4.5 million were partially offset by $9.3 million used to purchase treasury stock in accordance with the University’s share repurchase program and principal payments on notes payable and capital leases totaling $6.7 million.

Contractual Obligations

The following table sets forth, as of December 31, 2015, the aggregate amounts of our significant contractual obligations and commitments with definitive payment terms due in each of the periods presented (in millions):

		Payments Due by Period
	Total	Less than 1 Year	2-3 Years	4-5 Years	More than 5 Years
Long term notes payable(1)	$79.9	$6.6	$13.3	$60.0	$0.0
Capital lease obligations(2)	1.5	0.7	0.6	0.2	0.0
Purchase obligations(3)	209.5	205.1	2.2	1.2	1.0
Operating lease obligations(4)	20.9	5.7	7.3	6.1	1.8

Total contractual obligations	$311.8	$218.1	$23.4	$67.5	$2.8

(1)	See Note 6, “Notes Payable and Other Noncurrent Liabilities,” to our consolidated financial statements, included in Item 8, Consolidated Financial Statements and Supplementary Data, for a discussion of our long term notes payable and other obligations.
(2)	See Note 7, “Capital Lease Obligations,” to our consolidated financial statements, included in Item 8, Consolidated Financial Statements and Supplementary Data, for a discussion of our capital lease obligations.
(3)	Represents unconditional purchase obligations and other obligations. Amount consists primarily of construction agreements for construction in progress on our ground traditional campus and an off-site office building and parking garage.
(4)	See Note 8, “Commitments and Contingencies,” to our consolidated financial statements, included in Item 8, Consolidated Financial Statements and Supplementary Data, for a discussion of our operating lease obligations.

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

Impact of inflation. We believe that inflation has not had a material impact on our results of operations for the years ended December 31, 2015, 2014, or 2013. There can be no assurance that future inflation will not have an adverse impact on our operating results and financial condition.

Market risk. On February 27, 2013 we entered into an interest rate corridor to manage our 30-day LIBOR interest exposure from variable rate debt, which matures in December 2019. The corridor instrument, which hedges variable interest rate risk starting March 1, 2013 through December 20, 2019 with a notional amount of $80.0 million as of December 31, 2015, permits us to hedge our interest rate risk at several thresholds. Under this arrangement, in addition to the credit spread, we will pay variable interest rates based on the 30-day LIBOR rates monthly until that index reaches 1.5%. If 30-day LIBOR is equal to 1.5% through 3.0%, we will continue to pay 1.5%. If the 30-day LIBOR exceeds 3.0%, we will pay actual 30-day LIBOR less 1.5%.

Except with respect to the foregoing, we have no derivative financial instruments or derivative commodity instruments. We invest cash in excess of current operating requirements in short term certificates of deposit and money market instruments, municipal bond portfolios, or municipal mutual funds at multiple financial institutions.

Interest rate risk. We manage interest rate risk through the instruments noted above and by investing excess funds in cash equivalents, BB or higher rated municipal bonds and municipal mutual funds bearing variable interest rates, which are tied to various market indices or individual bond coupon rates. Our future investment income may fall short of expectations due to changes in interest rates or we may suffer losses in principal if we are forced to sell securities before their maturity date that have declined in market value due to changes in interest rates. At December 31, 2015, a 10% increase or decrease in interest rates would not have a material impact on our future earnings, fair values, or cash flows. For information regarding our variable rate notes payable, see “Market risk” above.

Item 8.	Consolidated Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Grand Canyon Education, Inc.:

We have audited the accompanying consolidated balance sheets of Grand Canyon Education, Inc. and subsidiaries (the “Company”) as of December 31, 2015 and 2014, and the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2015. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Grand Canyon Education, Inc. and subsidiaries as of December 31, 2015 and 2014, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2015, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Grand Canyon Education, Inc.’s internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 17, 2016 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP

Phoenix, Arizona

February 17, 2016

Grand Canyon Education, Inc.

Consolidated Balance Sheets

	As of December 31,
(In thousands, except par value)	2015	2014
ASSETS:
Current assets
Cash and cash equivalents	$23,036	$65,238
Restricted cash, cash equivalents and investments	75,384	67,840
Investments	83,364	100,784
Accounts receivable, net	8,298	7,605
Income taxes receivable	3,952	1
Deferred income taxes	6,448	6,149
Other current assets	20,863	19,428

Total current assets	221,345	267,045
Property and equipment, net	667,483	478,170
Prepaid royalties	3,355	3,650
Goodwill	2,941	2,941
Other assets	3,306	3,907

Total assets	$898,430	$755,713

LIABILITIES AND STOCKHOLDERS’ EQUITY:
Current liabilities
Accounts payable	$34,149	$22,715
Accrued compensation and benefits	17,895	23,995
Accrued liabilities	13,846	13,533
Income taxes payable	29	4,906
Student deposits	76,742	69,584
Deferred revenue	37,876	36,868
Due to related parties	675	403
Current portion of capital lease obligations	697	91
Current portion of notes payable	6,625	6,616

Total current liabilities	188,534	178,711
Capital lease obligations, less current portion	788	406
Other noncurrent liabilities	4,302	4,513
Deferred income taxes, non-current	21,303	15,974
Notes payable, less current portion	73,252	79,877

Total liabilities	288,179	279,481

Commitments and contingencies
Stockholders’ equity
Preferred stock, $0.01 par value, 10,000 shares authorized; 0 shares issued and outstanding at December 31, 2015 and 2014	—	—
Common stock, $0.01 par value, 100,000 shares authorized; 50,288 and 49,746 shares issued and 46,877 and 46,744 shares outstanding at December 31, 2015 and 2014, respectively	503	497
Treasury stock, at cost, 3,411 and 3,002 shares of common stock at December 31, 2015 and 2014, respectively	(69,332)	(53,770)
Additional paid-in capital	177,167	158,549
Accumulated other comprehensive loss	(489)	(35)
Retained earnings	502,402	370,991

Total stockholders’ equity	610,251	476,232

Total liabilities and stockholders’ equity	$898,430	$755,713

The accompanying notes are an integral part of these consolidated financial statements.

Grand Canyon Education, Inc.

Consolidated Income Statements

	Year Ended December 31,
(In thousands, except per share amounts)	2015	2014	2013
Net revenue	$778,200	$691,055	$598,335
Costs and expenses:
Instructional costs and services	329,651	288,791	254,419
Admissions advisory and related, including $1,575 in 2015; $2,974 in 2014; and $3,412 in 2013, respectively, to related parties	112,572	108,567	97,077
Advertising	76,229	65,808	60,985
Marketing and promotional	7,287	7,439	5,644
General and administrative	42,100	39,635	36,934

Total costs and expenses	567,839	510,240	455,059

Operating income	210,361	180,815	143,276
Interest expense	(1,248)	(1,801)	(2,244)
Interest income and other	(106)	684	3,863

Income before income taxes	209,007	179,698	144,895
Income tax expense	77,596	68,232	56,184

Net income	$131,411	$111,466	$88,711

Earnings per share:
Basic income per share	$2.86	$2.45	$1.98

Diluted income per share	$2.78	$2.37	$1.92

Basic weighted average shares outstanding	45,975	45,538	44,731

Diluted weighted average shares outstanding	47,281	47,006	46,131

The accompanying notes are an integral part of these consolidated financial statements.

Grand Canyon Education, Inc.

Consolidated Statements of Comprehensive Income

	Year Ended December 31,
(In thousands)	2015	2014	2013
Net income	$131,411	$111,466	$88,711
Other comprehensive income (loss), net of tax:
Unrealized (losses) gains on hedging derivatives, net of taxes of $230, $186, and $382 for the years ended December 31, 2015, 2014 and 2013, respectively	(372)	(300)	565
Unrealized (losses) gains on available for sale securities, net of taxes of $50, $60 and $11 for the years ended December 31, 2015, 2014 and 2013, respectively	(82)	(93)	16

Comprehensive income	$130,957	$111,073	$89,292

The accompanying notes are an integral part of these consolidated financial statements.

Grand Canyon Education, Inc.

Consolidated Statements of Stockholders’ Equity

(In thousands)

	Common Stock		Treasury Stock		Additional Paid-in	Accumulated Other Comprehensive	Retained
	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Earnings	Total
Balance at December 31, 2012	47,136	$471	2,420	$(39,136)	$102,133	$(223)	$170,814	$234,059
Comprehensive income	—	—	—	—	—	581	88,711	89,292
Common stock purchased for treasury	—	—	340	(8,323)	—	—	—	(8,323)
Share-based compensation	594	6	40	(973)	9,917	—	—	8,950
Restricted shares forfeited	—	—	45	—	—	—	—	—
Exercise of stock options	1,160	12	—	—	16,266	—	—	16,278
Excess tax benefits	—	—	—	—	4,588	—	—	4,588

Balance at December 31, 2013	48,890	489	2,845	(48,432)	132,904	358	259,525	344,844
Comprehensive income	—	—	—	—	—	(393)	111,466	111,073
Common stock purchased for treasury	—	—	38	(1,676)	—	—	—	(1,676)
Share-based compensation	317	3	77	(3,662)	9,941	—	—	6,282
Restricted shares forfeited	—	—	42	—	—	—	—	—
Exercise of stock options	539	5	—	—	7,820	—	—	7,825
Excess tax benefits	—	—	—	—	7,884	—	—	7,884

Balance at December 31, 2014	49,746	497	3,002	(53,770)	158,549	(35)	370,991	476,232
Comprehensive income	—	—	—	—	—	(454)	131,411	130,957
Common stock purchased for treasury	—	—	288	(11,279)	—	—	—	(11,279)
Share-based compensation	324	3	94	(4,283)	11,269	—	—	6,989
Restricted shares forfeited	—	—	27	—	—	—	—	—
Exercise of stock options	218	3	—	—	3,486	—	—	3,489
Excess tax benefits	—	—	—	—	3,863	—	—	3,863

Balance at December 31, 2015	50,288	$503	3,411	$(69,332)	$177,167	$(489)	$502,402	$610,251

The accompanying notes are an integral part of these consolidated financial statements.

Grand Canyon Education, Inc.

Consolidated Statements of Cash Flows

	Year Ended December 31,
(In thousands)	2015	2014	2013
Cash flows provided by operating activities:
Net income	$131,411	$111,466	$88,711
Adjustments to reconcile net income to net cash provided by operating activities:
Share-based compensation	11,257	9,945	9,936
Excess tax benefits from share-based compensation	(3,636)	(7,637)	(4,469)
Provision for bad debts	16,620	15,045	19,897
Depreciation and amortization	35,675	29,473	25,437
Loss (gain) on note receivable	958	—	(3,646)
Loss on asset disposal and fixed asset impairments	2,755	2,475	—
Deferred income taxes	4,576	2,651	5,472
Prepaid royalty impairment	—	966	—
Changes in assets and liabilities:
Restricted cash, cash equivalents and investments	(7,544)	(3,472)	(8,404)
Accounts receivable	(17,313)	(15,433)	(19,163)
Prepaid expenses and other	(2,351)	81	(7,316)
Due to/from related parties	272	(51)	(69)
Accounts payable	5,002	(2,448)	8,563
Accrued liabilities	(5,772)	2,991	(1,756)
Income taxes receivable/payable	(4,965)	16,378	(7,769)
Deferred rent	(1,211)	(2,298)	(204)
Deferred revenue	1,008	4,052	4,202
Student deposits	7,158	2,812	9,027

Net cash provided by operating activities	173,900	166,996	118,449

Cash flows used in investing activities:
Capital expenditures	(204,718)	(168,646)	(78,948)
Purchases of land, building and golf course improvements related to off-site development	(13,583)	—	(14,542)
Proceeds received from note receivable	—	—	29,187
Restricted funds held for derivative collateral and legal matter	—	—	225
Purchases of investments	(48,122)	(114,919)	(168,953)
Proceeds from sale or maturity of investments	65,542	122,555	60,533

Net cash used in investing activities	(200,881)	(161,010)	(172,498)

Cash flows (used in) provided by financing activities:
Principal payments on notes payable and capital lease obligations	(6,784)	(6,696)	(6,689)
Repurchase of common shares including shares withheld in lieu of income taxes	(15,562)	(5,338)	(9,296)
Net proceeds from exercise of stock options	3,489	7,825	16,278
Excess tax benefits from share-based compensation	3,636	7,637	4,469

Net cash (used in) provided by financing activities	(15,221)	3,428	4,762

Net (decrease) increase in cash and cash equivalents	(42,202)	9,414	(49,287)
Cash and cash equivalents, beginning of year	65,238	55,824	105,111

Cash and cash equivalents, end of year	$23,036	$65,238	$55,824

Supplemental disclosure of cash flow information
Cash paid during the year for interest	$1,244	$1,793	$2,176
Cash paid during the year for income taxes	$75,587	$48,835	$59,892
Cash received for income tax refunds	$4	$385	$728
Supplemental disclosure of non-cash investing and financing activities
Purchases of property and equipment included in accounts payable	$13,277	$5,845	$1,494
Purchases of equipment though capital lease obligations	$1,156	$—	$—
Shortfall tax expense from share-based compensation	$26	$16	$209
Tax benefit of Spirit warrant intangible	$253	$260	$267

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

The University is a comprehensive regionally accredited university that offers approximately 200 graduate and undergraduate degree programs and certificates across eight colleges both online and on ground at our 200+ acre campus in Phoenix, Arizona, and at facilities we lease and at facilities owned by third party employers. Our undergraduate programs are designed to be innovative and to meet the future needs of employers, while providing students with the needed critical thinking and effective communication skills developed through a Christian, liberal arts foundation. We offer master and doctoral degrees in contemporary fields that are designed to provide students with the capacity for transformational leadership in their chosen industry, emphasizing the immediate relevance of theory, application, and evaluation to promote personal and organizational change. The University is accredited by the Higher Learning Commission. The University’s wholly owned subsidiaries are primarily used to facilitate expansion of the University campus.

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

Restricted Cash, Cash Equivalents and Investments

A significant portion of the University’s revenue is received from students who participate in government financial aid assistance programs. Restricted cash, cash equivalents and investments primarily represent amounts received from the federal and state governments under various student aid grant and loan programs, such as Title IV. The University receives these funds subsequent to the completion of the authorization and disbursement process and holds them for the benefit of the student. The U.S. Department of Education (“Department of Education”) requires Title IV funds collected in advance of student billings to be restricted until the course begins. The University records all of these amounts as a current asset in restricted cash, cash equivalents and investments. The majority of these funds remain as restricted for an average of 60 to 90 days from the date of receipt.

Investments

The University considers its investments in municipal bond, mutual funds and municipal securities as available-for-sale securities. Available-for-sale securities are carried at fair value, determined using Level 1 and Level 2 of the hierarchy of valuation inputs, with the use of quoted market prices and inputs other than quoted prices that are observable for the assets, with unrealized gains and losses, net of tax, reported as a separate component of other comprehensive income. Unrealized losses considered to be other-than-temporary are recognized currently in earnings. Amortization of premiums, accretion of discounts, interest and dividend income and realized gains and losses are included in interest and other income.

Grand Canyon Education, Inc.

Notes to Consolidated Financial Statements

(In thousands, except per share data)

Note Receivable

The University purchased a note receivable from a financial institution at fair market value in the fourth quarter of 2012 for $27,000. The note bore interest at 11%, which represented the 6% rate of the loan plus the 5% default rate. The principal and most of the interest due on the note was paid in March 2013, resulting in the full return on investment of the note receivable and an additional gain in interest income and other income of $2,187 on the loan. However, the borrower has disputed certain amounts remaining due under the note agreement, including default interest in the amount of $432, a late payment liquidated damage in the amount of $1,392, and a statutory trustee’s fee in the amount of $139. The funds disputed by the borrower, plus interest thereon, were deposited into an escrow account with the clerk of the Maricopa County Superior Court pending resolution of the disputed issues. In the third quarter of 2013, the court ruled in favor of the University with respect to the late payment liquidated damage and default interest accrued thereon. Accordingly, the University recorded interest and other income of $1,459 for the year ended December 31, 2013. The court ordered the late payment liquidated damage funds and interest thereon to be released to the University on October 28, 2013 unless prior to said date, borrower filed with the court a formal notice of appeal and simultaneously deposited an additional $344 into escrow with the clerk of the court representing continued interest accruing on the late payment liquidated damage pending an appeal. On October 28, 2013 borrower deposited with the clerk of the court the required cash bond in the amount of $344 and filed its formal notice of appeal. On January 29, 2015, the court ruled in favor of the University with respect to the remaining default interest and interest thereon. In January 2016, the Arizona Court of Appeals issued a ruling reversing the Maricopa County Superior Court’s award of the $1,392 late payment liquidated damage and the Maricopa County Superior Court released to us the remaining default interest and other fees due to the University totaling $501. Although, the University intends to appeal the late payment penalty decision to the Arizona Supreme Court, the University reversed other income of $958 for the year ended December 31, 2015 due to the uncertain outcome.

Property and Equipment

Property and equipment are recorded at cost less accumulated depreciation. Depreciation is computed using the straight-line method. Normal repairs and maintenance are expensed as incurred. Expenditures that materially extend the useful life of an asset are capitalized. Construction in progress represents items not yet placed in service and are not depreciated. Internally developed software represents qualifying salary and consulting costs for time spent on developing internal use software and is included in construction in progress until its completion. The University capitalizes interest using its interest rates on the specific borrowings used to finance the improvements, which approximated 1.9% in 2015, 2014, and 2013. Interest cost capitalized and incurred in the years ended December 31, 2015, 2014, and 2013 are as follows:

	Year Ended December 31,
	2015	2014	2013
Interest incurred	$1,962	$2,180	$2,626
Interest capitalized	714	379	382

Interest expense	$1,248	$1,801	$2,244

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

Grand Canyon Education, Inc.

Notes to Consolidated Financial Statements

(In thousands, except per share data)

Other Assets

During 2010, the University entered into an agreement with an affiliated entity to develop a new learning management system for use by the University. Through this agreement, the University prepaid perpetual license fees, acquired source code rights for the software developed, and prepaid maintenance and service fees for at least the first seven years of use for an aggregate amount of $4,900, which was paid in full as of December 31, 2011. The University commenced utilization of this software in October 2011. Included in current other assets is the amount that will be amortized in the next twelve month cycle for maintenance and service fees and included in property and equipment is the amount that will be amortized over fifteen years for the perpetual licenses.

Long-Lived Assets

The University evaluates the recoverability of its long-lived assets for impairment, other than goodwill, whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to undiscounted future net cash flows expected to be generated by the assets. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets.

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

In addition, in June 2004, the University entered into a license agreement relating to the University’s use of the Ken Blanchard name for its College of Business. Under the terms of that agreement the University agreed to pay Blanchard a royalty generated on net tuition from certain programs in the University’s College of Business and to issue Blanchard shares of common stock with the actual number of shares issued to be contingent upon the University’s achievement of stated enrollment levels in its College of Business during the term of the agreement. The fair value of the shares issued to Blanchard as part of the license agreement of $3,394 was determined at the date it became probable that shares would then be earned and then adjusted until the date the shares were vested. During 2014, the University reached an agreement to cease the use of the Ken Blanchard name for its College of Business when it renamed the school the Colangelo School of Business; accordingly the remaining balance of the prepaid royalty was expensed during the year ended December 31, 2014.

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

The fair value of investments, primarily municipal securities, including municipal bond portfolios and a mutual fund holding municipal securities, were determined using Level 1 and Level 2 of the hierarchy of valuation inputs, with the use of quoted market prices and inputs other than quoted prices that are observable for the assets. The unit of account used for valuation is the individual underlying security. The municipal securities are comprised of city and county bonds related to schools, water and sewer, utilities, transportation, healthcare and housing. Because these securities are held by the University as investments, assessment of non-performance risk is not applicable as such considerations are only applicable in evaluating the fair value measurements for liabilities.

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

The University applies a more-likely-than-not threshold for financial statement recognition and measurement of an uncertain tax position taken or expected to be taken in a tax return. The University recognizes interest and penalties related to uncertain tax positions in income tax expense. As of December 31, 2015 and 2014, the University has reserved approximately $1,706 and $0, respectively, for uncertain tax positions, including interest and penalties, which is classified within accrued liabilities on the accompanying consolidated balance sheet.

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

Revenue Recognition

Net revenues consist primarily of tuition and fees derived from courses taught by the University online, at its over 200+ acre campus in Phoenix, Arizona, and at facilities it leases or those of employers, as well as from related educational resources that the University provides to its students, such as access to online materials. Tuition revenue and most fees from related educational resources are recognized pro-rata over the applicable period of instruction, net of scholarships provided by the University. For the years ended December 31, 2015, 2014 and 2013, the University’s revenue was reduced by approximately $163,893, $139,962 and $111,789, respectively, as a result of scholarships that the University offered to students. The University maintains an institutional tuition refund policy, which provides for all or a portion of tuition to be refunded if a student withdraws during stated refund periods. Certain states in which students reside impose separate, mandatory refund policies, which override the University’s policy to the extent in conflict. If a student withdraws at a time when only a portion, or none of the tuition is refundable, then in accordance with its revenue recognition policy, the University continues to recognize the tuition that was not refunded pro-rata over the applicable period of instruction. However, for students that have taken out financial aid to pay their tuition and for which a return to Title IV is required as a result of his or her withdrawal, the University recognizes revenue after a student withdraws only at the time of cash collection. Sales tax collected from students is excluded from net revenues. Collected but unremitted sales tax is included as an accrued liability in our consolidated balance sheet. The University also charges online students an upfront learning management fee, which is deferred and recognized over the average expected term of a student. Costs that are direct and incremental to new online students are also deferred and recognized ratably over the average expected term of a student. Deferred revenue and student deposits in any period represent the excess of tuition, fees, and other student payments received as compared to amounts recognized as revenue on the income statement and are reflected as current liabilities in the accompanying consolidated balance sheets. The University’s educational programs have starting and ending dates that differ from its fiscal quarters. Therefore, at the end of each fiscal quarter, a portion of revenue from these programs is not yet earned. Other revenues may be recognized as sales occur or services are performed.

Allowance for Doubtful Accounts

The University records an allowance for doubtful accounts for estimated losses resulting from the inability, failure or refusal of its students to make required payments, which includes the recovery of financial aid funds advanced to a student for amounts in excess of the student’s cost of tuition and related fees that we may have to return under Title IV after a student drops. The University determines the adequacy of its allowance for doubtful accounts based on an analysis of its historical bad debt experience, current economic trends, and the aging of the accounts receivable and student status. The University applies reserves to its receivables based upon an estimate of the risk presented by the age of the receivables and student status. The University writes off accounts receivable balances of active students at the earlier of the time the balances were deemed uncollectible, or one year after the revenue is generated. The University accelerates the write off of inactive student accounts such that the accounts are written off by day 150. The University continues to reflect accounts receivable with an offsetting allowance as long as management believes there is a reasonable possibility of collection. Bad debt expense is recorded as an instructional costs and services expense in the consolidated income statement.

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

Grand Canyon Education, Inc.

Notes to Consolidated Financial Statements

(In thousands, except per share data)

Concentration of Credit Risk

The University believes the credit risk related to cash equivalents and investments is limited due to its adherence to an investment policy that required investments to have a minimum BB rating, depending on the type of security, by one major rating agency at the time of purchase. All of the University’s cash equivalents and investments as of December 31, 2015 and 2014 consist of investments rated BB or higher by at least one rating agency. Additionally, the University utilizes more than one financial institution to conduct initial and ongoing credit analysis on its investment portfolio to monitor and lower the potential impact of market risk associated with its cash equivalents and investment portfolio.

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

Recent Accounting Pronouncements

In May 2014, the FASB issued “Revenue from Contracts with Customers.” The standard is a comprehensive new revenue recognition model that requires revenue to be recognized in a manner to depict the transfer of goods or services to a customer at an amount that reflects the consideration expected to be received in exchange for those goods or services. After the FASB amended the standard in July 2015, the standard is effective for us January 1, 2018 and early adoption is permitted effective January 1, 2017. The University does not expect adoption of this guidance to have a material impact on its financial condition, results of operations or disclosures.

In April 2015, the FASB issued, “Simplifying the Presentation of Debt Issuance Costs.” The guidance requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The guidance will be effective for the University’s annual reporting period beginning January 1, 2016, and applied on a retrospective basis. Early adoption is also permitted. The University plans to adopt this new standard on January 1, 2016 and does not expect adoption of this guidance to have a material impact on its financial condition, results of operations, or disclosures.

In April 2015, the FASB issued, “Intangibles-Goodwill and Other-Internal-Use Software, Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement.” The guidance requires customers to determine whether a cloud computing arrangement contains a software license. If the arrangement contains a software license, customers must account for fees related to the software license element in a manner consistent with how the acquisition of other software licenses is accounted for under ASC 350-40; if the arrangement does not contain a software license, customers must account for the arrangement as a service contract. The standard will take effect for the University for the year ending December 31, 2016 and all interim periods therein. Entities may adopt this guidance retrospectively, or prospectively for arrangements entered into, or materially modified, after the standard’s effective date. The University does not expect adoption of this guidance to have a material impact on its financial condition, results of operations, or disclosures.

In November 2015, the FASB issued, “Income Taxes: Balance Sheet Classification of Deferred Taxes.” This standard requires that deferred tax assets and liabilities be classified as noncurrent on the balance sheet rather than being separated into current and noncurrent. This standard is effective for fiscal years, and interim periods within those years, beginning after December 15, 2016. Early adoption is permitted and the standard may be applied either retrospectively or on a prospective basis to all deferred tax assets and liabilities. The University plans to adopt this standard on January 1, 2016 and does not expect adoption of this guidance to have a material impact on its financial condition, results of operations, or disclosures.

Grand Canyon Education, Inc.

Notes to Consolidated Financial Statements

(In thousands, except per share data)

In January 2016, the FASB issued “Financial Instruments – Overall: Recognition and Measurement of Financial Assets and Financial Liabilities.” The standard addresses certain aspects of recognition, measurement, presentation, and disclosure of financial instruments. This standard is effective for fiscal years, and interim periods within those years, beginning after December 15, 2017, and early adoption is not permitted. Accordingly, the standard is effective for us on January 1, 2018. We are currently evaluating the impact that the standard will have on our consolidated financial statements.

The University has determined that no other recent accounting pronouncements apply to its operations or would otherwise have a material impact on its consolidated financial statements.

3. Investments

The following is a summary of investments as of December 31, 2015 and 2014, which includes $67,840 of restricted investments as of December 31, 2014. In 2014, the University recorded a non-cash transaction to reflect the restriction of $67,840 of investments. The University considered all investments as available for sale.

	As of December 31, 2015
	Adjusted Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Estimated Fair Value
Municipal securities	$83,507	$26	$(169)	$83,364
Municipal bond mutual fund	55,720	—	(115)	55,605

Total restricted and unrestricted investments	$139,227	$26	$(284)	$138,969

	As of December 31, 2014
	Adjusted Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Estimated Fair Value
Municipal securities	$83,364	$51	$(177)	$83,238
Municipal bond mutual fund	85,386	—	—	85,386

Total restricted and unrestricted investments	$168,750	$51	$(177)	$168,624

The cash flows of municipal securities are backed by the issuing municipality’s credit worthiness. All municipal securities are due in one year or less as of December 31, 2015. For the years ended December 31, 2015 and 2014, the net unrealized losses on available-for-sale securities were $(159) and ($93), net of taxes, respectively.

4. Valuation and Qualifying Accounts

	Balance at Beginning of Year	Charged to Expense	Deductions(1)	Balance at End of Year
Allowance for doubtful accounts receivable:
Year ended December 31, 2015	$6,472	16,620	(17,955)	$5,137
Year ended December 31, 2014	$9,678	15,045	(18,251)	$6,472
Year ended December 31, 2013	$8,657	19,897	(18,876)	$9,678

(1)	Deductions represent accounts written off, net of recoveries.

Grand Canyon Education, Inc.

Notes to Consolidated Financial Statements

(In thousands, except per share data)

5. Property and Equipment

Property and equipment consist of the following:

	As of December 31,
	2015	2014
Land	$103,280	$76,537
Land improvements	13,389	8,800
Buildings	392,754	298,124
Building and leasehold improvements	72,494	45,855
Equipment under capital leases	6,467	5,310
Computer equipment	91,225	75,990
Furniture, fixtures and equipment	51,352	38,162
Internally developed software	25,996	20,813
Other	1,099	1,099
Construction in progress	54,506	20,693

	812,562	591,383
Less accumulated depreciation and amortization	(145,079)	(113,213)

Property and equipment, net	$667,483	$478,170

Depreciation and amortization expense associated with property and equipment, including assets under capital lease, totaled $34,821, $28,529, and $24,546 for the years ended December 31, 2015, 2014, and 2013, respectively.

6. Notes Payable and Other Noncurrent Liabilities

In December 2012, we entered into a new credit agreement, which increased our term loan to $100 million with a maturity date of December 2019. Additionally, this facility, as amended in January 2016, provides a revolving line of credit in the amount of $150 million through December 2017 to be utilized for working capital, capital expenditures, share repurchases and other general corporate purposes. The amendment to this facility increased the revolving line of credit from $50 million to $150 million. Indebtedness under the credit facility is secured by our assets and is guaranteed by certain of our subsidiaries. The Agreement contains standard covenants that, among other things, restrict the University’s ability to incur additional debt or make certain investments, require the University to maintain compliance with certain applicable regulatory standards, and require the University to achieve certain financial ratios and maintain certain financial condition. Indebtedness under the Agreement is secured by the University’s assets and is guaranteed by certain of the University’s subsidiaries. As of December 31, 2015, the University is in compliance with its debt covenants. No amounts were drawn on the revolver as of December 31, 2015.

	As of December 31,
	2015	2014
Notes Payable
Note payable, monthly payment of $556; interest at 30 day LIBOR plus 1.75% (1.99% at December 31, 2015) through December 31, 2019	$79,525	$86,049
Annuities; quarterly payments of $34; extending through 2019; interest at 10%	352	444

	79,877	86,493
Less: Current portion	6,625	6,616

	$73,252	$79,877

Payments due under the notes payable obligations are as follows as of December 31, 2015:

2016	$6,625
2017	6,636
2018	6,691
2019	59,925

$79,877

Long-term deferred rent included in other noncurrent liabilities as of December 31, 2015 and 2014 was $3,502 and $4,513, respectively.

Grand Canyon Education, Inc.

Notes to Consolidated Financial Statements

(In thousands, except per share data)

7. Capital Lease Obligations

Capital lease obligations consist of the following:

	As of December 31,
	2015	2014
Capital Lease Obligations
Capital leases for equipment, monthly payments totaling $33; interest rate at 2.2%, through 2019	$1,485	$497

Less: Current portion of capital lease obligations	697	91

	$788	$406

Payments due under future minimum lease payments under the capital lease obligations are as follows as of December 31, 2015:

2016	$700
2017	290
2018	290
2019	208

1,488
Less: Portion representing interest	3

Present value of minimum lease payments	$1,485

8. Commitments and Contingencies

Leases

The University leases certain land, buildings and equipment under non-cancelable operating leases expiring at various dates through 2022. Future minimum lease payments under operating leases due each year are as follows at December 31, 2015:

2016	$5,683
2017	3,935
2018	3,432
2019	3,022
2020	3,065
Thereafter	1,804

Total minimum payments	$20,941

Total rent expense and related taxes and operating expenses under operating leases for the years ended December 31, 2015, 2014 and 2013 was $7,759, $8,409, and $7,074, respectively.

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

Grand Canyon Education, Inc.

Notes to Consolidated Financial Statements

(In thousands, except per share data)

Tax Reserves, Non-Income Tax Related

From time to time the University has exposure to various non-income tax related matters that arise in the ordinary course of business. At December 31, 2015 and 2014, the University has reserved approximately $0 and $659, respectively, for tax matters where its ultimate exposure is considered probable and the potential loss can be reasonably estimated.

9. Derivative Instruments

On June 30, 2009 and February 27, 2013, respectively, the University entered into an interest rate swap and an interest rate corridor to manage its 30 Day LIBOR interest exposure related to its variable rate debt. Neither of these instruments contained financing elements. The contractual terms of the University’s derivative instruments have not been structured such that net payments made by one party in the earlier periods are to be subsequently returned by the counterparty in later periods of the derivative’s term. Neither of the University’s derivative instruments have been amended or modified since their inception. The fair value of the interest rate corridor instrument as of December 31, 2015 and 2014 was $728 and $1,332, respectively, which is included in other assets. The interest rate swap was terminated upon its expiration date in April 2014. The fair values of each derivative instrument were determined using a hypothetical derivative transaction and Level 2 of the hierarchy of valuation inputs. These derivative instruments were originally designated as cash flow hedges of variable rate debt obligations. The adjustments of $602, $486, and $947 for the years ended December 31, 2015, 2014 and 2013, respectively, for the effective portion of the gain/loss on the derivatives is included as a component of other comprehensive income, net of taxes.

The interest rate corridor instrument reduces variable interest rate risk starting March 1, 2013 through December 20, 2019 with a notional amount of $80,000 as of December 31, 2015. The corridor instrument’s terms permit the University to hedge its interest rate risk at several thresholds; the University pays variable interest monthly based on the 30-day LIBOR rates until that index reaches 1.5%. If 30-day LIBOR is equal to 1.5% through 3.0%, the University pays 1.5%. If 30-day LIBOR exceeds 3.0%, the University pays actual 30-day LIBOR less 1.5%. Therefore, the University has hedged its exposure to future variable rate cash flows through December 20, 2019.

As of December 31, 2015 no derivative ineffectiveness was identified. Any ineffectiveness in the University’s derivative instruments designated as hedges would be reported in interest expense in the income statement. As of December 31, 2015, $2 of credit default risk interest expense was recorded in interest expense in the income statement. At December 31, 2015, the University does not expect to reclassify any gains or losses on derivative instruments from accumulated other comprehensive income (loss) into earnings during the next 12 months.

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

	Year Ended December 31,
	2015	2014	2013
Denominator:
Basic common shares outstanding	45,975	45,538	44,731
Effect of dilutive stock options and restricted stock	1,306	1,468	1,400

Diluted common shares outstanding	47,281	47,006	46,131

Diluted weighted average shares outstanding exclude the incremental effect of shares that would be issued upon the assumed exercise of stock options and vesting of restricted stock. For each of the years ended December 31, 2015, 2014 and 2013, approximately 385, 174 and 134, respectively, of the University’s stock options and restricted stock awards outstanding were excluded from the calculation of diluted earnings per share as their inclusion would have been anti-dilutive. These options and restricted stock awards could be dilutive in the future.

Grand Canyon Education, Inc.

Notes to Consolidated Financial Statements

(In thousands, except per share data)

11. Equity Transactions

Preferred Stock

As of December 31, 2015 and 2014, the University had 10,000 shares of authorized but unissued and undesignated preferred stock. The University’s charter provides that the board of directors has authority to issue preferred stock, with voting powers, designations, preferences, and special rights, qualifications, limitation, or restrictions as permitted by law as determined by the board of directors, without stockholder approval. The board of directors may authorize the issuance of preferred stock with voting or conversion rights that could adversely affect the voting power or other rights of the holders of the common stock.

Treasury Stock

The Board of Directors has authorized the University to repurchase up to $75,000 in aggregate of common stock, from time to time, depending on market conditions and other considerations. The expiration date on the repurchase authorization has been extended to September 30, 2016. Repurchases occur at the University’s discretion. Repurchases may be made in the open market or in privately negotiated transactions, pursuant to the applicable Securities and Exchange Commission rules. The amount and timing of future share repurchases, if any, will be made as market and business conditions warrant. Since its approval of the share repurchase plan, the University has purchased 3,076 shares of common stock at an aggregate cost of $60,414, which includes 288 shares of common stock at an aggregate cost of $11,279 during the year ended December 31, 2015, which are recorded at cost in the accompanying December 31, 2015 consolidated balance sheet and statement of stockholders’ equity. At December 31, 2015, there remained $14,586 available under its current share repurchase authorization.

12. Income Taxes

The University has deferred tax assets and liabilities that reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Deferred tax assets are subject to periodic recoverability assessments. Realization of the deferred tax assets, net of deferred tax liabilities is principally dependent upon achievement of projected future taxable income. Based upon the level of historical taxable income and projections for future taxable income over the periods in which the deferred tax assets are deductible, management believes it is more-likely-than-not that the University will realize the benefits of these deductible differences. The University has no valuation allowance at December 31, 2015 and 2014. The components of income tax expense (benefit) are as follows:

	Year Ended December 31,
	2015	2014	2013
Current:
Federal	$63,481	$50,980	$40,949
State	5,222	6,216	5,540

	68,703	57,196	46,489

Deferred:
Federal	4,473	2,734	4,209
State	557	418	898

	5,030	3,152	5,107

Tax expense recorded as an increase of paid-in capital	3,863	7,884	4,588

	$77,596	$68,232	$56,184

A reconciliation of income tax computed at the U.S. statutory rate to the effective income tax rate is as follows:

	Year Ended December 31,
	2015	2014	2013
Statutory U.S. federal income tax rate	35.0%	35.0%	35.0%
State income taxes, net of federal tax benefit	3.3	4.3	5.5
State tax credits, net of federal effect	(1.2)	(1.5)	(1.8)
Nondeductible expenses	0.1	0.1	0.3
Other	(0.1)	0.1	(0.2)

Effective income tax rate	37.1%	38.0%	38.8%

Grand Canyon Education, Inc.

Notes to Consolidated Financial Statements

(In thousands, except per share data)

Significant components of the University’s deferred income tax assets and liabilities are as follows:

	As of December 31,
	2015	2014
Deferred tax assets:
Allowance for doubtful accounts	$2,051	$2,654
Share-based compensation	9,330	8,487
Deferred tuition revenue	1,336	610
Deferred scholarship	1,091	959
Deferred rent	1,078	1,290
Intangibles	1,778	3,312
Other	3,482	2,871

Deferred tax assets	20,146	20,183

Deferred tax liability:
Property and equipment	(33,710)	(28,203)
Other	(1,291)	(1,805)

Deferred tax liability	(35,001)	(30,008)

Net deferred tax liability	$(14,855)	$(9,825)

The deferred tax amounts above have been classified in the University’s balance sheets as follows:

	As of December 31,
	2015	2014
Deferred income taxes, current	$6,448	$6,149
Deferred income taxes, non-current	(21,303)	(15,974)

Net deferred tax liability	$(14,855)	$(9,825)

The University recognizes the impact of a tax position in its financial statements if that position is more-likely-than-not to be sustained on audit, based on the technical merits of the position. The University discloses all unrecognized tax benefits, which includes the reserves recorded for uncertain tax positions on filed tax returns and the unrecognized portion of affirmative claims. The University recognizes interest and penalties related to uncertain tax positions in income tax expense. Unrecognized tax benefits as of December 31, 2015 and 2014 were not significant.

The University is subject to taxation in the United States, in states with an income tax and in several local jurisdictions. During the second quarter ended June 30, 2014, the Internal Revenue Service (“IRS”) commenced an examination of the University’s 2011 income tax return. The IRS concluded its audit of the University’s 2011 income tax return with no changes to our reported tax or tax liability. Additionally, we are currently under audit by several state taxing authorities. We do not anticipate any material adjustments as a result of these audits. As of December 31, 2015, the earliest tax year still subject to examination for federal and state purposes is 2012 and 2011, respectively.

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

To participate in the Title IV programs, an institution must be authorized to offer its programs of instruction by the relevant agency of the state in which it is located, accredited by an accrediting agency recognized by the Department of Education and certified as eligible by the Department of Education. The Department of Education will certify an institution to participate in the Title IV programs only after the institution has demonstrated compliance with the Higher Education Act and the Department of Education’s extensive regulations regarding institutional eligibility. An institution must also demonstrate its compliance to the Department of Education on an ongoing basis. As of December 31, 2015, management believes the University is in compliance with the applicable regulations in all material respects.

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

A second program review, focused on the University’s administration of the Title IV programs in which it participates, its administration of the Clery Act and related regulations, and its compliance with the requirements of the Drug-Free Schools and Communities Act for the 2012-2013 and 2013-2014 award years, was initiated in April 2014. The final program review determination letter received in June 2014 sets forth three findings, each of which involved individual student-specific information gathering and/or reporting errors and all of which the University promptly corrected to the Department of Education’s satisfaction. Accordingly, the final program review determination letter concluded that the University had taken all corrective actions necessary to resolve the findings and that the program review had been closed with no further action required.

On October 28, 2013, the University received a new program participation agreement with full certification from the Department of Education, which gives the University the ability to participate in the Title IV programs through September 30, 2017.

90/10 Disclosure

The University derives a substantial portion of its revenues from student financial aid received by its students under the Title IV programs administered by the Department of Education pursuant to the Higher Education Act. To continue to participate in the student financial aid programs the University must comply with the regulations promulgated under the Higher Education Act. The regulations restrict the proportion of cash receipts for tuition and fees from eligible programs to not more than 90 percent from Title IV programs (the “90/10 revenue test”). If an institution fails to satisfy the test for one year, its participation status becomes provisional for two consecutive fiscal years. If the test is not satisfied for two consecutive years, eligibility to participate in Title IV programs is lost for at least two fiscal years. Using the Department of Education’s cash-basis, regulatory formula under the 90/10 Rule as currently in effect, for its 2015, 2014, and 2013 fiscal years, the University derived 74.8%, 76.5%, and 78.5%, respectively, for its 90/10 revenue from Title IV program funds.

14. Share-Based Compensation Plans

Adoption of Equity Plans

On September 27, 2008 the University’s shareholders approved the adoption of the 2008 Equity Incentive Plan (“Incentive Plan”) and the 2008 Employee Stock Purchase (“ESPP”). A total of 4,200 shares of the University’s common stock was originally authorized for issuance under the Incentive Plan. On January 1 of each subsequent year in accordance with the terms of the Incentive Plan, the number of shares authorized for issuance under the Incentive Plan automatically increases by 2.5% of the number of shares of common stock issued and outstanding on the applicable December 31, unless the Compensation Committee of our Board of Directors elects to decline the increase or chooses a lower increase. The Compensation Committee elected to decline the increase that would have gone into effect as of January 1, 2016, leaving the number of shares of common stock authorized for issuance under the Incentive Plan at 12,167. Although the ESPP has not yet been implemented, a total of 1,050 shares of the University’s common stock have been authorized for sale under the ESPP.

Grand Canyon Education, Inc.

Notes to Consolidated Financial Statements

(In thousands, except per share data)

Incentive Plan

Restricted Stock

During fiscal year 2015, 2014, and 2013, the University granted 315, 308 and 575 shares of common stock, respectively, with a service vesting condition to certain of its executives, officers, faculty and employees. The restricted shares have voting rights and vest evenly at 20% over each of the next five years. Upon vesting, shares will be held in lieu of taxes equivalent to the minimum statutory tax withholding required to be paid when the restricted stock vests. In 2015, 2014, and 2013, the University granted 9, 9, and 11 shares of common stock, respectively, to certain of the non-employee members of the University’s board of directors. The restricted shares have voting rights and vest within one year of the date of grant. In addition, in 2013 the University granted 8 shares of common stock to a consultant. The restricted shares have voting rights and vest evenly at a rate of 20% per year over each of the next five years.

A summary of the activity related to restricted stock granted under the University’s Incentive Plan is as follows:

	Total Shares	Weighted Average Grant Date Fair Value per Share
Outstanding as of December 31, 2012	553	$17.04
Granted	594	$24.44
Vested	(119)	$17.13
Forfeited, canceled or expired	(45)	$20.57

Outstanding as of December 31, 2013	983	$21.34

Granted	317	$46.02
Vested	(225)	$21.27
Forfeited, canceled or expired	(42)	$27.36

Outstanding as of December 31, 2014	1,033	$28.75

Granted	324	$45.66
Vested	(274)	$27.18
Forfeited, canceled or expired	(27)	$30.27

Outstanding as of December 31, 2015	1,056	$34.30

As of December 31, 2015, there was approximately $27,778 of total unrecognized share-based compensation cost, net of estimated forfeitures, related to unvested restricted stock awards. These costs are expected to be recognized over a weighted average period of 2.10 years.

Stock Options

No options were granted in 2015 and 2014. During 2013, the University granted time vested options to purchase shares of common stock with an exercise price equal to the fair market value on the date of grant to an employee. The time vested options vest ratably over a period of four years and expire ten years from the date of grant. Prior to 2012, the University granted time vested options to purchase shares of common stock with an exercise price equal to the fair market value on the date of grant to employees. These time vested options vest ratably over a period of five years and expire ten years from the date of grant. A summary of the activity related to stock options granted under the University’s Incentive Plan is as follows:

Grand Canyon Education, Inc.

Notes to Consolidated Financial Statements

(In thousands, except per share data)

	Summary of Stock Options Outstanding
	Total Shares	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value ($)(1)
Outstanding as of December 31, 2012	4,229	$14.57
Granted	25	$24.97
Exercised	(1,160)	$14.03
Forfeited, canceled or expired	(71)	$17.22

Outstanding as of December 31, 2013	3,023	$14.80

Granted	—	$—
Exercised	(539)	$14.51
Forfeited, canceled or expired	(32)	$16.93

Outstanding as of December 31, 2014	2,452	$14.83

Granted	—	$—
Exercised	(218)	$15.97
Forfeited, canceled or expired	(14)	$16.08

Outstanding as of December 31, 2015	2,220	$14.71	3.83	$56,398

Exercisable as of December 31, 2015	2,013	$14.59	3.68	$51,392

Available for issuance as of December 31, 2015	1,893

(1)	Aggregate intrinsic value represents the value of the University’s closing stock price on December 31, 2015 ($40.12) in excess of the exercise price multiplied by the number of options outstanding or exercisable.

As of December 31, 2015, there was approximately $323 of total unrecognized share-based compensation cost, net of estimated forfeitures, related to unvested stock options. These costs are expected to be recognized over a weighted average period of 0.35 years.

The following table summarizes information related to stock options exercised for years ended December 31, 2015, 2014 and 2013:

	2015	2014	2013
Amounts related to options exercised:
Intrinsic value realized by optionee	$18,069	$27,499	$20,364
Actual tax benefit realized by the University for tax deductions	$7,228	$11,000	$8,145

Cash received from stock option exercises during fiscal year 2015, 2014 and 2013 totaled approximately $3,489, $7,825 and $16,278, respectively.

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

The University granted stock options in 2013. No stock options were granted in 2015 or 2014.

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

The table below outlines share-based compensation expense for the fiscal years ended December 31, 2015, 2014 and 2013 related to restricted stock and stock options granted:

	2015	2014	2013
Instructional costs and services	$6,779	$5,921	$5,246
Admissions advisory and related	192	166	134
Marketing and promotional	130	220	229
General and administrative	4,156	3,638	4,327

Share-based compensation expense included in operating expenses	11,257	9,945	9,936
Tax effect of share-based compensation	(4,503)	(3,978)	(3,974)

Share-based compensation expense, net of tax	$6,754	$5,967	$5,962

401(k) Plan

The University has established a 401(k) Defined Contribution Benefit Plan (the “Plan”). The Plan provides eligible employees, upon date of hire, with an opportunity to make tax-deferred contributions into a long-term investment and savings program. All employees over the age of 21 are eligible to participate in the plan. The Plan allows eligible employees to contribute to the Plan subject to Internal Revenue Code restrictions and the Plan allows the University to make discretionary matching contributions. The University plans to make a matching contribution to the Plan of approximately $1,800 for the year ended December 31, 2015. The University made discretionary matching contributions to the Plan of $1,508 and $1,298 for the years ended December 31, 2014 and 2013, respectively.

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

As of and for the years ended December 31, 2015, 2014, and 2013, related party transactions consisted of the following:

Affiliates

Mind Streams, LLC (“Mind Streams”) — Mind Streams is owned and operated, in part, by the father of the University’s Executive Chairman. See further discussion in Note 2, Summary of Significant Accounting Policies — Related party expenses.

LOPE Kingdom Fund (“LKF”) — LKF was formed in 2014 to provide seed funding for entrepreneurial ventures initiated by the University’s students. The University’s President, CEO and Director serves as the president of LKF. All of the board seats are taken by University executives. The University is not the primary beneficiary of LKF, and accordingly, the University does not consolidate LKF’s statement of activities with its financial results. The University contributed $500 for each of the years ended December 31, 2015 and 2014, of which $500 and $0 amounts were owed at December 31, 2015 and 2014, respectively.

Grand Canyon Education, Inc.

Notes to Consolidated Financial Statements

(In thousands, except per share data)

16. Quarterly Results of Operations (Unaudited)

The following table summarizes the unaudited quarterly results of operations for 2015 and 2014 and should be read in conjunction with other information included in the accompanying consolidated financial statements.

	2015
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Net revenue	$194,127	$174,726	$193,393	$215,954
Costs and expenses:
Instructional costs and services	78,687	75,357	83,180	92,427
Admissions advisory and related	28,333	27,372	27,506	29,361
Advertising	20,031	18,419	19,360	18,419
Marketing and promotional	1,694	1,788	1,827	1,978
General and administrative	9,396	9,534	12,536	10,634

Total costs and expenses	138,141	132,470	144,409	152,819

Operating income	55,986	42,256	48,984	63,135
Interest expense	(375)	(146)	(313)	(414)
Interest income and other	257	127	201	(691)

Income before income taxes	55,868	42,237	48,872	62,030
Income tax expense	21,689	16,461	15,530	23,916

Net income	$34,179	$25,776	$33,342	$38,114

Earnings per share:
Basic income per share(1)	$0.75	$0.56	$0.72	$0.83

Diluted income per share(1)	$0.72	$0.55	$0.70	$0.81

Basic weighted average shares outstanding	45,789	46,012	46,063	46,035

Diluted weighted average shares outstanding	47,201	47,263	47,320	47,337

(1)	The sum of quarterly income per share may not equal annual income per share due to rounding.

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

Under the supervision and with the participation of our management, including our Principal Executive Officer and Principal Financial Officer, an evaluation was performed on the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) promulgated under the Exchange Act), as of the end of the period covered by this annual report. Based on that evaluation, our management, including the Principal Executive Officer and Principal Financial Officer, concluded that our disclosure controls and procedures were effective as of December 31, 2015.

Attached as exhibits to this Annual Report on Form 10-K are certifications of our Chief Executive Officer and Chief Financial Officer, which are required in accordance with Rule 13a-14 of the Exchange Act. This Disclosure Controls and Procedures section includes information concerning management’s evaluation of disclosure controls and procedures referred to in those certifications and, as such, should be read in conjunction with the certifications of our Chief Executive Officer and Chief Financial Officer.

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

Management performed an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2015, utilizing the criteria described in the “Internal Control-Integrated Framework (2013)” issued by the Committee of Sponsoring Organizations of the Treadway Commission. The objective of this assessment was to determine whether our internal control over financial reporting was effective as of December 31, 2015. Based on its assessment, management believes that, as of December 31, 2015, the Company’s internal control over financial reporting is effective.

The effectiveness of our internal control over financial reporting as of and for the year ended December 31, 2015 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their audit report which is included herein.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Grand Canyon Education, Inc.:

We have audited Grand Canyon Education, Inc.’s internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Grand Canyon Education, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, Grand Canyon Education, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Grand Canyon Education, Inc. and subsidiaries as of December 31, 2015 and 2014, and the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2015, and our report dated February 17, 2016, expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

Phoenix, Arizona

February 17, 2016

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended December 31, 2015, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Information relating to our Board of Directors, Executive Officers, and Corporate Governance required by this item appears in the sections entitled “Corporate Governance and Board Matters” and “Proposal No. 1: Election of Directors” in our 2016 proxy statement, to be filed within 120 days of our fiscal year end (December 31, 2015) and such information is incorporated herein by reference.

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

The charters of our Audit Committee, Compensation Committee, and Nominating and Corporate Governance Committee are also available in the Corporate Governance section of our website located at www.gcu.edu/Investor Relations/Corporate Governance.

Item 11.	Executive Compensation

Information relating to this item appears in the section entitled “Executive Compensation” in our 2016 proxy statement, to be filed within 120 days of our fiscal year end (December 31, 2015) and such information is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information relating to this item appears in the sections entitled “Executive Compensation” and “Beneficial Ownership of Common Stock” in our 2016 proxy statement, to be filed within 120 days of our fiscal year end (December 31, 2015) and such information is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Information relating to this item appears in the sections entitled “Corporate Governance and Board Matters — Director Independence” and “Certain Relationships and Related Party Transactions” in our 2016 proxy statement, to be filed within 120 days of our fiscal year end (December 31, 2015) and such information is incorporated herein by reference.

Item 14.	Principal Accounting Fees and Services

Information relating to this item appears in the section entitled “Ratification of Independent Registered Public Accounting Firm — Fees” in our 2016 our proxy statement, to be filed within 120 days of our fiscal year end (December 31, 2015) and such information is incorporated herein by reference.

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

3.	Exhibits

Number	Description	Method of Filing

3.1	Amended and Restated Certificate of Incorporation	Incorporated by reference to Exhibit 3.1 to Amendment No. 6 to the University’s Registration Statement on Form S-1 filed with the SEC on November 12, 2008.

3.2	Third Amended and Restated Bylaws	Incorporated by reference to Exhibit 3.1 to the University’s Current Report on Form 8-K filed with the SEC on October 29, 2014.

4.1	Specimen of Stock Certificate	Incorporated by reference to Exhibit 4.1 to Amendment No. 2 to the University’s Registration Statement on Form S-1 filed with the SEC on September 29, 2008.

10.1	Amended and Restated Executive Employment Agreement, dated September 10, 2008, by and between Grand Canyon Education, Inc. and Brent Richardson†	Incorporated by reference to Exhibit 10.1 to Amendment No. 2 to the University’s Registration Statement on Form S-1 filed with the SEC on September 29, 2008.

10.2	2008 Equity Incentive Plan, as amended†	Incorporated by reference to Exhibit 10.1 to the University’s Quarterly Report on Form 10-Q filed with the SEC on November 14, 2011.

10.3	2008 Employee Stock Purchase Plan†	Incorporated by reference to Exhibit 10.5 to Amendment No. 2 to the University’s Registration Statement on Form S-1 filed with the SEC on September 29, 2008.

10.4	Amended and Restated Executive Employment Agreement, dated July 30, 2012, by and between Grand Canyon Education, Inc. and Brian E. Mueller†	Incorporated by reference to Exhibit 10.1 to the University’s Quarterly Report on Form 10-Q filed with the SEC on August 6, 2012.

10.4.1	Amended Executive Employment Agreement, dated February 9, 2016, by and between Grand Canyon Education, Inc. and Brian E. Mueller†	Filed herewith.

10.5	Amended and Restated Executive Employment Agreement, dated July 30, 2012, by and between Grand Canyon Education, Inc. and W. Stan Meyer†	Incorporated by reference to Exhibit 10.2 to the University’s Quarterly Report on Form 10-Q filed with the SEC on August 6, 2012.

10.5.1	Amended Executive Employment Agreement, dated February 9, 2016, by and between Grand Canyon Education, Inc. and W. Stan Meyer†	Filed herewith.

10.6	Amended and Restated Executive Employment Agreement, dated July 30, 2012, by and between Grand Canyon Education, Inc. and Daniel E. Bachus†	Incorporated by reference to Exhibit 10.3 to the University’s Quarterly Report on Form 10-Q filed with the SEC on August 6, 2012.

10.6.1	Amended Executive Employment Agreement, dated February 9, 2016, by and between Grand Canyon Education, Inc. and Daniel E. Bachus†	Filed herewith.

10.7	Amended and Restated Executive Employment Agreement, dated July 30, 2012, by and between Grand Canyon Education, Inc. and Joseph N. Mildenhall†	Incorporated by reference to Exhibit 10.4 to the University’s Quarterly Report on Form 10-Q filed with the SEC on August 6, 2012.

10.7.1	Amended Executive Employment Agreement, dated February 9, 2016, by and between Grand Canyon Education, Inc. and Joseph N. Mildenhall†	Filed herewith.

10.8	Executive Employment Agreement, dated September 7, 2012, by and between Grand Canyon Education, Inc. and Brian M. Roberts†	Incorporated by reference to Exhibit 10.1 to the University’s Quarterly Report on Form 10-Q filed with the SEC on May 7, 2013.

Number	Description	Method of Filing

10.8.1	Amended Executive Employment Agreement, dated February 9, 2016, by and between Grand Canyon Education, Inc. and Brian M. Roberts†	Filed herewith.

10.9	Form of Director and Officer Indemnity Agreement	Incorporated by reference to Exhibit 10.21 to Amendment No. 2 to the University’s Registration Statement on Form S-1 filed with the SEC on September 29, 2008.

10.10	Credit Agreement, dated December 21, 2012, by and among Grand Canyon Education, Inc., Bank of America, N.A., and the other parties named therein.	Incorporated by reference to Exhibit 10.10 to the University’s Annual Report on Form 10-K filed with the SEC on February 19, 2013.

10.10.1	Amendment No. 1 to Credit Agreement, dated January 15, 2016, by and among Grand Canyon Education, Inc., Bank of America, N.A., and the other parties named therein.	Filed herewith.

21.0	Subsidiaries of Grand Canyon Education, Inc.	Filed herewith.

23.1	Consent of KPMG LLP, Independent Registered Public Accounting Firm	Filed herewith.

24.1	Power of Attorney	Filed herewith (on signature page)

31.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a) and 15d-14(a) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith.

31.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a) and 15d-14(a) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith.

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002††	Filed herewith.

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002††	Filed herewith.

101.INS	XBRL Instance Document	Filed herewith.

101.SCH	XBRL Taxonomy Extension Schema	Filed herewith.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase	Filed herewith.

101.DEF	XBRL Taxonomy Extension Definition Linkbase	Filed herewith.

101.LAB	XBRL Taxonomy Extension Label Linkbase	Filed herewith.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase	Filed herewith.

†	Indicates a management contract or any compensatory plan, contract or arrangement.
††	This certification is being furnished solely to accompany this report pursuant to 18 U.S.C. Section 1350, and is not being filed for purposes of Section 18 of the Exchange Act, and is not to be incorporated by reference into any filings of the University, whether made before or after the date hereof, regardless of any general incorporation language in such filing.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GRAND CANYON EDUCATION, INC.

By:	/s/ Brian E. Mueller
Name: Brian E. Mueller
Title: President and Chief Executive Officer
Dated: February 17, 2016

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

Signature	Title	Date

/s/ Brian E. Mueller	President, Chief Executive Officer and Director	February 17, 2016
Brian E. Mueller	(Principal Executive Officer)

/s/ Daniel E. Bachus	Chief Financial Officer	February 17, 2016
Daniel E. Bachus	(Principal Financial Officer and Principal Accounting Officer)

/s/ Brent D. Richardson	Chairman	February 17, 2016
Brent D. Richardson

/s/ David J. Johnson	Director	February 17, 2016
David J. Johnson

/s/ Jack A. Henry	Director	February 17, 2016
Jack A. Henry

/s/ Bradley A. Casper	Director	February 17, 2016
Bradley A. Casper

/s/ Kevin F. Warren	Director	February 17, 2016
Kevin F. Warren

/s/ Sara R. Dial	Director	February 17, 2016
Sara R. Dial