Form 10-Q
period 2016-03-31
Grand Canyon Education, Inc.
filed 2016-05-09
CIK 1434588

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

or

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

The total number of shares of common stock outstanding as of May 4, 2016, was 46,885,699.

GRAND CANYON EDUCATION, INC.

FORM 10-Q

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

GRAND CANYON EDUCATION, INC.

Consolidated Income Statements

(Unaudited)

	Three Months Ended March 31,
(In thousands, except per share data)	2016	2015
Net revenue	$226,958	$194,127
Costs and expenses:
Instructional costs and services	94,654	78,687
Admissions advisory and related, including $294 and $505 to related parties for the three months ended March 31, 2016 and 2015, respectively	29,544	28,333
Advertising	21,107	20,031
Marketing and promotional	2,242	1,694
General and administrative	10,720	9,396

Total costs and expenses	158,267	138,141

Operating income	68,691	55,986
Interest expense	(329)	(375)
Interest and other income	2,048	257

Income before income taxes	70,410	55,868
Income tax expense	26,745	21,689

Net income	$43,665	$34,179

Earnings per share:
Basic income per share	$0.96	$0.75

Diluted income per share	$0.93	$0.72

Basic weighted average shares outstanding	45,622	45,789

Diluted weighted average shares outstanding	46,860	47,201

The accompanying notes are an integral part of these consolidated financial statements.

GRAND CANYON EDUCATION, INC.

Consolidated Statements of Comprehensive Income

(Unaudited)

	Three Months Ended March 31,
(In thousands)	2016	2015
Net income	$43,665	$34,179
Other comprehensive income, net of tax:
Unrealized gains on available-for-sale securities, net of taxes of $24 and $3 for March 31, 2016 and 2015, respectively	39	5
Unrealized losses on hedging derivatives, net of taxes of $148 and $153 for March 31, 2016 and 2015, respectively	(238)	(239)

Comprehensive income	$43,466	$33,945

The accompanying notes are an integral part of these consolidated financial statements.

GRAND CANYON EDUCATION, INC.

Consolidated Balance Sheets

	March 31,	December 31,
(In thousands, except par value)	2016	2015
	(Unaudited)
ASSETS:
Current assets
Cash and cash equivalents	$48,793	$23,036
Restricted cash, cash equivalents and investments	62,481	75,384
Investments	84,128	83,364
Accounts receivable, net	7,454	8,298
Income tax receivable	3,215	3,952
Other current assets	20,026	20,863

Total current assets	226,097	214,897
Property and equipment, net	725,091	667,483
Prepaid royalties	3,281	3,355
Goodwill	2,941	2,941
Other assets	3,293	3,306

Total assets	$960,703	$891,982

LIABILITIES AND STOCKHOLDERS’ EQUITY:
Current liabilities
Accounts payable	$38,019	$34,149
Accrued compensation and benefits	21,648	17,895
Accrued liabilities	17,424	13,846
Income taxes payable	17,913	29
Student deposits	63,137	76,742
Deferred revenue	57,575	37,876
Due to related parties	189	675
Current portion of capital lease obligations	160	697
Current portion of notes payable	6,628	6,625

Total current liabilities	222,693	188,534
Capital lease obligations, less current portion	381	788
Other noncurrent liabilities	4,066	4,302
Deferred income taxes, noncurrent	17,764	14,855
Notes payable, less current portion	71,594	73,252

Total liabilities	316,498	281,731

Commitments and contingencies
Stockholders’ equity
Preferred stock, $0.01 par value, 10,000 shares authorized; 0 shares issued and outstanding at March 31, 2016 and December 31, 2015	—	—
Common stock, $0.01 par value, 100,000 shares authorized; 50,533 and 50,288 shares issued and 46,614 and 46,877 shares outstanding at March 31, 2016 and December 31, 2015, respectively	505	503
Treasury stock, at cost, 3,919 and 3,411 shares of common stock at March 31, 2016 and December 31, 2015, respectively	(88,507)	(69,332)
Additional paid-in capital	186,828	177,167
Accumulated other comprehensive loss	(688)	(489)
Retained earnings	546,067	502,402

Total stockholders’ equity	644,205	610,251

Total liabilities and stockholders’ equity	$960,703	$891,982

The accompanying notes are an integral part of these consolidated financial statements.

GRAND CANYON EDUCATION, INC.

Consolidated Statement of Stockholders’ Equity

(In thousands)

(Unaudited)

						Accumulated
					Additional	Other
	Common Stock		Treasury Stock		Paid-in	Comprehensive	Retained
	Shares	Par Value	Shares	Cost	Capital	Loss	Earnings	Total
Balance at December 31, 2015	50,288	$503	3,411	$(69,332)	$177,167	$(489)	$502,402	$610,251
Comprehensive income	—	—	—	—	—	(199)	43,665	43,466
Common stock purchased for treasury	—	—	396	(14,585)	—	—	—	(14,585)
Share-based compensation	—	—	112	(4,590)	2,898	—	—	(1,692)
Exercise of stock options	245	2	—	—	3,457	—	—	3,459
Excess tax benefits	—	—	—	—	3,306	—	—	3,306

Balance at March 31, 2016	50,533	$505	3,919	$(88,507)	$186,828	$(688)	$546,067	$644,205

The accompanying notes are an integral part of these consolidated financial statements.

GRAND CANYON EDUCATION, INC.

Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended March 31,
(In thousands)	2016	2015
Cash flows provided by operating activities:
Net income	$43,665	$34,179
Adjustments to reconcile net income to net cash provided by operating activities:
Share-based compensation	2,898	2,603
Excess tax benefits from share-based compensation	(3,495)	(2,816)
Provision for bad debts	4,520	3,968
Depreciation and amortization	10,467	8,154
Deferred income taxes	2,710	1,001
Other	(1,694)	—
Changes in assets and liabilities:
Restricted cash, cash equivalents and investments	12,903	9,965
Accounts receivable	(3,676)	(3,052)
Prepaid expenses and other	404	(283)
Due to/from related parties	(486)	17
Accounts payable	(7,014)	(165)
Accrued liabilities and employee related liabilities	7,331	(4,526)
Income taxes receivable/payable	21,927	13,508
Deferred rent	(236)	(268)
Deferred revenue	19,699	16,539
Student deposits	(13,605)	(10,635)

Net cash provided by operating activities	96,318	68,189

Cash flows used in investing activities:
Capital expenditures	(49,781)	(44,212)
Purchases of land, building and golf course improvements related to off-site development	(7,718)	(1,525)
Proceeds received from note receivable	501	—
Return of equity method investment	1,749	—
Purchases of investments	(13,688)	(10,710)
Proceeds from sale or maturity of investments	12,924	10,479

Net cash used in investing activities	(56,013)	(45,968)

Cash flows used in financing activities:
Principal payments on notes payable and capital lease obligations	(2,133)	(1,676)
Debt issuance costs	(194)	—
Repurchase of common shares including shares withheld in lieu of income taxes	(19,175)	(4,178)
Excess tax benefits from share-based compensation	3,495	2,816
Net proceeds from exercise of stock options	3,459	1,735

Net cash used in financing activities	(14,548)	(1,303)

Net increase in cash and cash equivalents	25,757	20,918
Cash and cash equivalents, beginning of period	23,036	65,238

Cash and cash equivalents, end of period	$48,793	$86,156

Supplemental disclosure of cash flow information
Cash paid for interest	$332	$386
Cash paid for income taxes	$1,715	$6,800
Supplemental disclosure of non-cash investing and financing activities
Purchases of property and equipment included in accounts payable	$23,161	$17,611
Tax benefit of Spirit warrant intangible	$63	$65
Shortfall tax expense from share-based compensation	$252	$11

The accompanying notes are an integral part of these consolidated financial statements.

GRAND CANYON EDUCATION, INC.

Notes to Consolidated Financial Statements

(In thousands, except per share data)

(Unaudited)

1. Nature of Business

Grand Canyon Education, Inc. (together with its subsidiaries, the “University”) is a comprehensive regionally accredited university that offers over 200 graduate and undergraduate degree programs and certificates across nine colleges both online and on ground at our approximately 250-acre campus in Phoenix, Arizona, at leased facilities and at facilities owned by third party employers. We are committed to providing an academically rigorous educational experience with a focus on professionally relevant programs that meet the objectives of our students. Our undergraduate programs are designed to be innovative and to meet the future needs of employers, while providing students with the needed critical thinking and effective communication skills developed through a Christian-oriented, liberal arts foundation. We offer master and doctoral degrees in contemporary fields that are designed to provide students with the capacity for transformational leadership in their chosen industry, emphasizing the immediate relevance of theory, application, and evaluation to promote personal and organizational change. The University is accredited by The Higher Learning Commission. The University’s wholly-owned subsidiaries are primarily used to facilitate expansion of the University campus.

2. Summary of Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements include the accounts of the University and its wholly-owned subsidiaries. Intercompany transactions have been eliminated in consolidation.

Unaudited Interim Financial Information

The accompanying unaudited interim consolidated financial statements of the University have been prepared in accordance with U.S. generally accepted accounting principles and pursuant to the rules and regulations of the United States Securities and Exchange Commission and the instructions to Form 10-Q and Article 10, consistent in all material respects with those applied in its financial statements included in its Annual Report on Form 10-K for the fiscal year ended December 31, 2015. They do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. Such interim financial information is unaudited but reflects all adjustments that in the opinion of management are necessary for the fair presentation of the interim periods presented. Interim results are not necessarily indicative of results for a full year. These consolidated financial statements should be read in conjunction with the University’s audited financial statements and footnotes included in its Annual Report on Form 10-K for the fiscal year ended December 31, 2015 from which the December 31, 2015 balance sheet information was derived.

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

On February 27, 2013, the University entered into an interest rate corridor to manage its 30 Day LIBOR interest exposure related to its variable rate debt. The fair value of the interest rate corridor instrument as of March 31, 2016 and December 31, 2015 was $346 and $728, respectively, which is included in other assets. The fair value of the derivative instrument was determined using a hypothetical derivative transaction and Level 2 of the hierarchy of valuation inputs. This derivative instrument was originally designated as a cash flow hedge of variable rate debt obligations. The adjustment of ($386) and ($392) for the three months ended March 31, 2016 and 2015, respectively, for the effective portion of the gain/(loss) on the derivatives is included as a component of other comprehensive income, net of taxes.

The interest rate corridor instrument reduces variable interest rate risk starting March 1, 2013 through December 20, 2019 with a notional amount of $78,333 as of March 31, 2016. The corridor instrument’s terms permits the University to hedge its interest rate risk at several thresholds; the University pays variable interest monthly based on the 30 Day LIBOR rates until that index reaches 1.5%. If 30 Day LIBOR is equal to 1.5% through 3.0%, the University pays 1.5%. If 30 Day LIBOR exceeds 3.0%, the University pays actual 30 Day LIBOR less 1.5%.

As of March 31, 2016, no derivative ineffectiveness was identified. Any ineffectiveness in the University’s derivative instrument designated as a hedge is reported in interest expense in the income statement. For the three months ended March 31, 2016, ($4) of credit risk was recorded in interest expense for the interest rate corridor. At March 31, 2016, the University does not expect to reclassify gains or losses on derivative instruments from accumulated other comprehensive income (loss) into earnings during the next 12 months.

Fair Value of Financial Instruments

The carrying value of cash and cash equivalents, investments, accounts receivable, accounts payable and accrued compensation and benefits and accrued liabilities expenses approximate their fair value based on the liquidity or the short-term maturities of these instruments. The carrying value of notes payable approximates fair value as it is based on variable rate index. The carrying value of capital lease obligations approximate fair value based upon market interest rates available to the University for debt of similar risk and maturities. Derivative financial instruments are carried at fair value, determined using Level 2 of the hierarchy of valuation inputs, with the use of inputs other than quoted prices that are observable for the asset or liability.

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

Revenue Recognition

        Net revenues consist primarily of tuition and fees derived from courses taught by the University online, on ground at its approximately 250-acre campus in Phoenix, Arizona, and at facilities it leases or those of employers, as well as from related educational resources that the University provides to its students, such as access to online materials. Tuition revenue and most fees from related educational resources are recognized pro-rata over the applicable period of instruction, net of scholarships provided by the University. For the three months ended March 31, 2016 and 2015, the University’s revenue was reduced by approximately $53,591 and $46,432, respectively, as a result of scholarships that the University offered to students. The University maintains an institutional tuition refund policy, which provides for all or a portion of tuition to be refunded if a student withdraws during stated refund periods. Certain states in which students reside impose separate, mandatory refund policies, which override the University’s policy to the extent in conflict. If a student withdraws at a time when only a portion, or none, of the tuition is refundable, then in accordance with its revenue recognition policy, the University continues to recognize the tuition that was not refunded pro-rata over the applicable period of instruction. However, for students that have taken out financial aid to pay their tuition and for which a return of such money to the Department of Education is required as a result of his or her withdrawal, the University recognizes revenue after a student withdraws only at the time of cash collection. Sales tax collected from students is excluded from net revenues. Collected but unremitted sales tax is included as an accrued liability in the consolidated balance sheets. The University also charges online students an upfront learning management fee, which is deferred and recognized over the average expected term of a student. Costs that are direct and incremental to new online students are also deferred and recognized ratably over the average expected term of a student. Deferred revenue and student deposits in any period represent the excess of tuition, fees, and other student payments received as compared to amounts recognized as revenue on the income statement and are reflected as current liabilities in the accompanying consolidated balance sheet. The University’s educational programs have starting and ending dates that differ from its fiscal quarters. Therefore, at the end of each fiscal quarter, a portion of revenue from these programs is not yet earned. Other revenues may be recognized as sales occur or services are performed.

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

Accounting Pronouncements Recently Adopted

In April 2015, the FASB issued, “Simplifying the Presentation of Debt Issuance Costs.” The guidance requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The University has elected as the guidance permits debt issuance costs related to lines of credit to be reported as an asset and amortized over the term of the line. The guidance is effective for the University’s annual reporting period beginning January 1, 2016. The University adopted this new standard on January 1, 2016 on a retrospective basis, and the adoption of this guidance did not have a material impact on its financial condition, results of operations, or disclosures. The University did not have to restate or adjust any of our previously issued consolidated financial statements as our current accounting policy for the presentation of debt issuance costs is in compliance with the new guidance.

In April 2015, the FASB issued, “Intangibles-Goodwill and Other-Internal-Use Software, Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement.” The guidance requires customers to determine whether a cloud computing arrangement contains a software license. If the arrangement contains a software license, customers must account for fees related to the software license element in a manner consistent with how the acquisition of other software licenses is accounted for under ASC 350-40; if the arrangement does not contain a software license, customers must account for the arrangement as a service contract. The University adopted this standard on January 1, 2016 on a prospective basis, and the adoption of this guidance did not have a material impact on its financial condition, results of operations, or disclosures. The University did not have to restate or adjust any of our previously issued consolidated financial statements as our current accounting policy for cloud computing arrangements is in compliance with the new guidance.

GRAND CANYON EDUCATION, INC.

Notes to Consolidated Financial Statements

(In thousands, except per share data)

(Unaudited)

In November 2015, the FASB issued, “Income Taxes: Balance Sheet Classification of Deferred Taxes.” The standard requires that deferred tax assets and liabilities be classified as noncurrent on the balance sheet rather than being separated into current and noncurrent. This standard is effective for fiscal years, and interim periods within those years, beginning after December 15, 2016. Early adoption is permitted and the standard may be applied either retrospectively or on a prospective basis to all deferred tax assets and liabilities. The University early adopted this standard on January 1, 2016 on a retrospective basis. Accordingly, we reclassified the current deferred taxes to noncurrent on our December 31, 2015 consolidated balance sheet, which decreased current deferred tax assets by $6,448 and decreased noncurrent deferred tax liabilities from $21,303 to $14,855.

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

In February 2016, the FASB issued “Leases.” The standard requires a lessee to recognize assets and liabilities on the balance sheet for leases with lease terms greater than 12 month. This standard is effective for fiscal years, and interim periods within those years, beginning after December 15, 2018, and early adoption is permitted. Accordingly, the standard is effective for us on January 1, 2019. We are currently evaluating the impact that the standard will have on our consolidated financial statements.

In March 2016, the FASB issued “Compensation – Stock Compensation: Improvements to Employee Share-Based Payment Accounting.” The standard is intended to simplify several areas of accounting for share-based compensation arrangements, including the income tax impact, classification on the statement of cash flows and forfeitures. This standard is effective for fiscal years, and interim periods within those years, beginning after December 15, 2016, and early adoption is permitted. Accordingly, the standard is effective for us on January 1, 2017, and we are currently evaluating the impact that the standard will have on our consolidated financial statements.

The University has determined that no other recent accounting pronouncements apply to its operations or could likewise have a material impact on its financial statements.

3. Investments

The following is a summary of amounts included in restricted and unrestricted investments as of March 31, 2016 and December 31, 2015. The University considered all investments as available for sale.

	As of March 31, 2016
	Adjusted Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Estimated Fair Value
Municipal securities	$84,150	$56	$(78)	$84,128
Municipal bond mutual fund	$55,810	$—	$(173)	$55,637

Total restricted and unrestricted investments	$139,960	$56	$(251)	$139,765

GRAND CANYON EDUCATION, INC.

Notes to Consolidated Financial Statements

(In thousands, except per share data)

(Unaudited)

	As of December 31, 2015
	Adjusted Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Estimated Fair Value
Municipal securities	$83,507	$26	$(169)	$83,364
Municipal bond mutual fund	$55,720	$—	$(115)	$55,605

Total restricted and unrestricted investments	$139,227	$26	$(284)	$138,969

The cash flows of municipal securities are backed by the issuing municipality’s credit worthiness. All municipal securities are due in one year or less as of March 31, 2016. For the three months ended March 31, 2016, the net unrealized losses on available-for-sale securities was $120, net of taxes.

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

	Three Months Ended March 31,
	2016	2015
Denominator:
Basic weighted average shares outstanding	45,622	45,789
Effect of dilutive stock options and restricted stock	1,238	1,412

Diluted weighted average shares outstanding	46,860	47,201

Diluted weighted average shares outstanding exclude the incremental effect of shares that would be issued upon the assumed exercise of stock options and vesting of restricted stock. For the three months ended March 31, 2016 and 2015, approximately 421 and 268, respectively, of the University’s stock options outstanding were excluded from the calculation of diluted earnings per share as their inclusion would have been anti-dilutive. These options and restricted stock awards could be dilutive in the future.

5. Allowance for Doubtful Accounts

	Balance at Beginning of Period	Charged to Expense	Deductions(1)	Balance at End of Period
Three months ended March 31, 2016	$5,137	4,520	(3,090)	$6,567
Three months ended March 31, 2015	$6,472	3,968	(3,492)	$6,948

(1)	Deductions represent accounts written off, net of recoveries.

GRAND CANYON EDUCATION, INC.

Notes to Consolidated Financial Statements

(In thousands, except per share data)

(Unaudited)

6. Property and Equipment

Property and equipment consist of the following:

	March 31, 2016	December 31, 2015
Land	$113,932	$103,280
Land improvements	20,472	13,389
Buildings	396,670	392,754
Buildings and leasehold improvements	75,232	72,494
Equipment under capital leases	5,943	6,467
Computer equipment	92,843	91,225
Furniture, fixtures and equipment	52,158	51,352
Internally developed software	25,513	25,996
Other	1,175	1,099
Construction in progress	94,565	54,506

	878,503	812,562
Less accumulated depreciation and amortization	(153,412)	(145,079)

Property and equipment, net	$725,091	$667,483

7. Commitments and Contingencies

Leases

The University leases certain land, buildings and equipment under non-cancelable operating leases expiring at various dates through 2022. Future minimum lease payments under operating leases due each year are as follows at March 31, 2016:

2016 (remaining nine months)	$4,273
2017	4,008
2018	3,432
2019	3,022
2020	3,065
Thereafter	1,804

Total minimum payments	$19,604

Total rent expense and related taxes and operating expenses under operating leases for the three months ended March 31, 2016 and 2015 were $1,934 and $2,176, respectively.

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

Tax Reserves, Non-Income Tax Related

From time to time the University has exposure to various non-income tax related matters that arise in the ordinary course of business. The University reserve is not material for tax matters where its ultimate exposure is considered probable and the potential loss can be reasonably estimated.

GRAND CANYON EDUCATION, INC.

Notes to Consolidated Financial Statements

(In thousands, except per share data)

(Unaudited)

8. Share-Based Compensation

Incentive Plan

Restricted Stock

During the three months ended March 31, 2016, the University granted no shares of common stock. In prior years, the University has granted restricted shares with a service vesting condition to certain of its executives, officers, faculty and employees. The restricted shares have voting rights and vest in five annual installments of 20%, with this first installment vesting in March of the calendar year following the date of grant (the “first vesting date”) and on each of the four anniversaries of the first vesting date. Upon vesting, shares will be held in lieu of taxes equivalent to the minimum statutory tax withholding required to be paid when the restricted stock vests. During the three months ended March 31, 2016, the University withheld 112 shares of common stock in lieu of taxes at a cost of $4,590 on the restricted stock vesting dates.

A summary of the activity related to restricted stock granted under the University’s 2008 Equity Incentive Plan (“Incentive Plan”) since December 31, 2015 is as follows:

	Total Shares	Weighted Average Grant Date Fair Value per Share
Outstanding as of December 31, 2015	1,056	$34.30
Granted	—	$—
Vested	(312)	$30.27
Forfeited, canceled or expired	(1)	$38.29

Outstanding as of March 31, 2016	743	$35.99

Stock Options

During the three months ended March 31, 2016, no options were granted. A summary of the activity related to stock options granted under the University’s Incentive Plan since December 31, 2015 is as follows:

	Summary of Stock Options Outstanding
	Total Shares	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value ($)(1)
Outstanding as of December 31, 2015	2,220	$14.71
Granted	—	$—
Exercised	(245)	$14.14
Forfeited, canceled or expired	—	$—

Outstanding as of March 31, 2016	1,975	$14.78	3.58	$55,217

Exercisable as of March 31, 2016	1,968	$14.75	3.57	$55,101

Available for issuance as of March 31, 2016	2,066

(1)	Aggregate intrinsic value represents the value of the University’s closing stock price on March 31, 2016 ($42.74) in excess of the exercise price multiplied by the number of shares underlying options outstanding or exercisable, as applicable.

GRAND CANYON EDUCATION, INC.

Notes to Consolidated Financial Statements

(In thousands, except per share data)

(Unaudited)

Share-based Compensation Expense

The table below outlines share-based compensation expense for the three months ended March 31, 2016 and 2015 related to restricted stock and stock options granted:

	2016	2015
Instructional costs and services	$1,750	$1,549
Admissions advisory and related expenses	49	44
Marketing and promotional	30	46
General and administrative	1,069	964

Share-based compensation expense included in operating expenses	2,898	2,603
Tax effect of share-based compensation	(1,159)	(1,041)

Share-based compensation expense, net of tax	$1,739	$1,562

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

To participate in the Title IV programs, an institution must be authorized to offer its programs of instruction by the relevant agency of the state in which it is located, accredited by an accrediting agency recognized by the Department of Education and certified as eligible by the Department of Education. The Department of Education will certify an institution to participate in the Title IV programs only after the institution has demonstrated compliance with the Higher Education Act and the Department of Education’s extensive regulations regarding institutional eligibility. An institution must also demonstrate its compliance to the Department of Education on an ongoing basis. As of March 31, 2016, management believes the University is in compliance with the applicable regulations in all material respects.

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

10. Treasury Stock

The Board of Directors has authorized the University to repurchase up to $175,000 in aggregate of common stock, from time to time, depending on market conditions and other considerations. The current expiration date on the repurchase authorization is December 31, 2017. Repurchases occur at the University’s discretion. Repurchases may be made in the open market or in privately negotiated transactions, pursuant to the applicable Securities and Exchange Commission rules. The amount and timing of future share repurchases, if any, will be made as market and business conditions warrant. Since its initial approval of the share repurchase plan in 2011, the University has purchased 3,471 shares of common stock at an aggregate cost of $75,000, which includes 396 shares of common stock at an aggregate cost of $14,585 for the three months ended March 31, 2016, which are recorded at cost in the accompanying March 31, 2016 consolidated balance sheet and statement of stockholders’ equity. At March 31, 2016, there remained $100,000 available under its share repurchase authorization. Shares repurchased in lieu of taxes are not included in the repurchase plan totals as they were approved in conjunction with the restricted share awards.

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

Forward-looking statements should not be read as a guarantee of future performance or results, and will not necessarily be accurate indications of the times at, or by, which such performance or results will be achieved. Forward-looking statements are based on information available at the time those statements are made or management’s good faith belief as of that time with respect to future events, and are subject to risks and uncertainties that could cause actual performance or results to differ materially from those expressed in or suggested by the forward-looking statements. Important factors that could cause such differences include, but are not limited to:

•	our failure to comply with the extensive regulatory framework applicable to our industry, including Title IV of the Higher Education Act and the regulations thereunder, state laws and regulatory requirements, and accrediting commission requirements;

•	the ability of our students to obtain federal Title IV funds, state financial aid, and private financing;

•	potential damage to our reputation or other adverse effects as a result of negative publicity in the media, in the industry or in connection with governmental reports or investigations or otherwise, affecting us or other companies in the for-profit postsecondary education sector;

•	risks associated with changes in applicable federal and state laws and regulations and accrediting commission standards including pending rulemaking by the Department of Education;

•	our ability to properly manage risks and challenges associated with strategic initiatives, including the expansion of our campus, potential acquisitions of, or investments in, new businesses, acquisitions of new properties, or the development of new campuses;

•	our ability to hire and train new, and develop and train existing employees and faculty;

•	the pace of growth of our enrollment;

•	our ability to convert prospective students to enrolled students and to retain active students;

•	our success in updating and expanding the content of existing programs and developing new programs in a cost-effective manner or on a timely basis;

•	industry competition, including competition for students and for qualified executives and other personnel;

•	risks associated with the competitive environment for marketing our programs;

•	failure on our part to keep up with advances in technology that could enhance the online experience for our students;

•	the extent to which obligations under our credit agreement, including the need to comply with restrictive and financial covenants and to pay principal and interest payments, limits our ability to conduct our operations or seek new business opportunities;

•	our ability to manage future growth effectively; and

•	general adverse economic conditions or other developments that affect the job prospects of our students.

Additional factors that could cause actual results to differ from those discussed in the forward-looking statements include, but are not limited to, those described in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2015, as updated in our subsequent reports filed with the Securities and Exchange Commission (“SEC”), including any updates found in Part II, Item 1A of this Quarterly Report on Form 10-Q or our other reports on Form 10-Q. You should not put undue reliance on any forward-looking statements. Forward-looking statements speak only as of the date the statements are made and we assume no obligation to update forward-looking statements to reflect actual results, changes in assumptions, or changes in other factors affecting forward-looking information, except to the extent required by applicable securities laws. If we do update one or more forward-looking statements, no inference should be drawn that we will make additional updates with respect to those or other forward-looking statements.

Overview

We are a comprehensive regionally accredited university that offers over 200 graduate and undergraduate degree programs and certificates across nine colleges both online and on ground at our approximately 250-acre campus in Phoenix, Arizona, at leased facilities and at facilities owned by third party employers of our students. We are committed to providing an academically rigorous educational experience with a focus on professionally relevant programs that meet the objectives of our students. Our undergraduate programs are designed to be innovative and meet the future needs of employers, while providing students with the needed critical thinking and effective communication skills developed through a Christian-oriented, liberal arts foundation. We offer master and doctoral degrees in contemporary fields that are designed to provide students with the capacity for transformational leadership in their chosen industry, emphasizing the immediate relevance of theory, application, and evaluation to promote personal and organizational change. We utilize an integrated, innovative approach to marketing, recruiting, and retaining both traditional-aged students attending on our campus in Phoenix, Arizona and working adult students attending on our campus or at off-site locations in cohorts (referred to by us as professional studies students) or online, which has enabled us to increase enrollment to approximately 75,100 at March 31, 2016.

End-of-period enrollment increased 8.0% between March 31, 2016 and March 31, 2015, as ground enrollment increased 17.0% and online enrollment increased 6.1% over the prior year. We attribute the significant growth in our ground enrollment between years to our increasing brand recognition and the value proposition that our ground traditional campus affords to traditional-aged students and their parents. After scholarships, our ground traditional students pay tuition, room, board, and fees in an amount that is often half to a third of what it costs to attend a private, traditional university in another state and an amount comparable to what it costs to attend a public university. Our online students pay tuition and fees in an amount that is often less than the cost of other high service online programs such as ours. For example, our largest local competitor’s undergraduate tuition for online programs ranges from $490 to $553 per credit hour and its graduate tuition for online programs ranges from $492 to $852 per credit hour while our online tuition per credit hour ranges from $355 to $470 for undergraduate programs and $330 to $640 for graduate programs. There are online programs that are less expensive than ours but those programs generally do not provide the full level of support services that we provide to our students. Although our online enrollment continues to grow, as the proportion of traditional colleges and universities providing alternative learning modalities increases, we will face increasing competition for working adult students from such institutions, including those with well-established reputations for excellence. Net revenues increased 16.9% over the first fiscal quarter of the prior year primarily due to the enrollment growth and due to an increase in ancillary revenues resulting from the increased traditional student enrollment (e.g. housing, food, etc.). We did not raise tuition in any of our programs for our 2014-2015 academic year. A tuition increase of approximately 1% was implemented for the majority of our online programs for our 2015-2016 academic year. We have not raised our tuition for our traditional ground programs in seven years. Operating income was $68.7 million for the three months ended March 31, 2016, an increase of 22.7% over the $56.0 million in operating income for the three months ended March 31, 2015.

The following is a summary of our student enrollment at March 31, 2016 and 2015 by degree type and by instructional delivery method:

	2016(1)		2015(1)
	# of Students	% of Total	# of Students	% of Total
Graduate degrees(2)	30,519	40.6%	27,767	39.9%
Undergraduate degree	44,577	59.4%	41,785	60.1%

Total	75,096	100.0%	69,552	100.0%

	2016(1)		2015(1)
	# of Students	% of Total	# of Students	% of Total
Online(3)	60,938	81.1%	57,450	82.6%
Ground(4)	14,158	18.9%	12,102	17.4%

Total	75,096	100.0%	69,552	100.0%

(1)	Enrollment at March 31, 2016 and 2015 represents individual students who attended a course during the last two months of the calendar quarter. Included in enrollment at March 31, 2016 and 2015 are students pursuing non-degree certificates of 927 and 864, respectively.
(2)	Includes 6,648 and 5,792 students pursuing doctoral degrees at March 31, 2016 and 2015, respectively.
(3)	As of March 31, 2016 and 2015, 48.5% and 46.6%, respectively, of our working adult students (online and professional studies students) were pursuing graduate degrees.
(4)	Includes both our traditional on-campus ground students, as well as our professional studies students.

Critical Accounting Policies and Use of Estimates

Our critical accounting policies are disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2015. During the three months ended March 31, 2016, there have been no significant changes in our critical accounting policies.

Key Trends, Developments and Challenges

The key trends, developments and challenges facing the University are disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2015. During the three months ended March 31, 2016, there have been no significant changes in these trends. See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Key Trends, Developments and Challenges” in our Annual Report on Form 10-K for our fiscal year ended December 31, 2015, which is incorporated herein by reference.

Results of Operations

The following table sets forth income statement data as a percentage of net revenue for each of the periods indicated:

	Three Months Ended March 31,
	2016	2015
Net revenue	100.0%	100.0%
Operating expenses
Instructional costs and services	41.7	40.5
Admissions advisory and related	13.0	14.6
Advertising	9.3	10.3
Marketing and promotional	1.0	0.9
General and administrative	4.7	4.8

Total operating expenses	69.7	71.2

Operating income	30.3	28.8
Interest expense	(0.1)	(0.2)
Interest and other income	0.9	0.1

Income before income taxes	31.0	28.8
Income tax expense	11.8	11.2

Net income	19.2	17.6

Three Months Ended March 31, 2016 Compared to Three Months Ended March 31, 2015

Net revenue. Our net revenue for the three months ended March 31, 2016 was $227.0 million, an increase of $32.9 million, or 16.9%, as compared to net revenue of $194.1 million for the three months ended March 31, 2015. This increase was primarily due to an increase in ground and online enrollment and, to a lesser extent, an increase in room and board and other student fees, partially offset by an increase in institutional scholarships. We did not raise tuition in any of our programs for our 2014-2015 academic year. A tuition increase of approximately 1% was implemented for the majority of our online programs in September 2015. We have not raised our tuition for our traditional ground program in seven years. End-of-period enrollment increased 8.0% between March 31, 2016 and March 31, 2015, as ground enrollment increased 17.0%, and online enrollment increased 6.1% over the prior year. The majority of the ground enrollment growth between years was residential students at our ground traditional campus in Phoenix, Arizona. We attribute the significant growth in our ground enrollment between years to our increasing brand recognition and the value proposition that our ground traditional campus affords to traditional-aged students and their parents. After scholarships, our ground traditional students pay an amount for tuition, room, board, and fees in an amount that is often half to a third of what it costs to attend a private, traditional university in another state and an amount comparable to what it costs to attend a public university. Although our online enrollment continues to grow, as the proportion of traditional colleges and universities providing alternative learning modalities increases, we will face increasing competition for working adult students from such institutions, including those with well-established reputations for excellence. The growth in revenue per student between years is primarily due to our residential traditional campus enrollment growing at a rate higher than our working adult enrollment. When factoring in room, board and fees, the revenue per student is higher for these students than for our working adult students.

Instructional costs and services expenses. Our instructional costs and services expenses for the three months ended March 31, 2016 were $94.7 million, an increase of $16.0 million, or 20.3%, as compared to instructional costs and services expenses of $78.7 million for the three months ended March 31, 2015. This increase was primarily due to increases in employee compensation and related expenses including share based compensation, faculty compensation, dues, fees and subscriptions and other instructional supplies, depreciation and amortization and occupancy expense, and other instructional compensation and related expenses, of $4.4 million, $3.1 million, $3.4 million, $3.3 million, and $1.8 million, respectively. The increase in employee compensation and related expenses and faculty compensation are primarily due to the increase in the number of staff and faculty needed to support the increasing number of students attending the University. In addition, we have incurred an increase in benefit costs between years. The increase in dues, fees, subscriptions and other instructional supplies is primarily due to increased licensing fees related to educational resources and increased food costs associated with a higher number of residential students. The increase in depreciation and amortization and occupancy costs is the result of our placing into service additional buildings to support the growing number of ground traditional students in the Fall of 2015. Our instructional costs and services expenses as a percentage of net revenues increased 1.2% to 41.7% for the three months ended March 31, 2016, from 40.5% for the three months ended March 31, 2015 primarily due to an increase in dues, fees, and subscriptions as a percentage of revenue of 0.6% due to the low profit margin derived on food sales and an increase in depreciation and amortization and occupancy expense as a percentage of revenue of 0.6%. Bad debt expense stayed flat at 2.0% of net revenues for the three months ended March 31, 2016 and 2015.

Admissions advisory and related expenses. Our admissions advisory and related expenses for the three months ended March 31, 2016 were $29.5 million, an increase of $1.2 million, or 4.3%, as compared to admissions advisory and related expenses of $28.3 million for the three months ended March 31, 2015. This increase is primarily the result of increases in employee compensation and related expenses including share based compensation and other advisory related expense of $1.1 million and $0.1 million, respectively. The increase in employee compensation and related expenses is primarily due to increased headcount and an increase in benefit costs between years. Our admissions advisory and related expenses as a percentage of revenue decreased 1.6% to 13.0% for the three months ended March 31, 2016, from 14.6% for the three months ended March 31, 2015 primarily due to our ability to leverage our admissions advisory personnel across an increasing revenue base.

Advertising expenses. Our advertising expenses for the three months ended March 31, 2016 were $21.1 million, an increase of $1.1 million, or 5.4%, as compared to advertising expenses of $20.0 million for the three months ended March 31, 2015. This increase is primarily the result of increased branding advertising focused on the southwestern United States region. Our advertising expenses as a percentage of net revenue decreased by 1.0% to 9.3% for the three months ended March 31, 2016, from 10.3% for the three months ended March 31, 2015.

Marketing and promotional expenses. Our marketing and promotional expenses for the three months ended March 31, 2016 were $2.2 million, an increase of $0.5 million, or 32.4%, as compared to marketing and promotional expenses of $1.7 million for the three months ended March 31, 2015. This increase is primarily the result of increases in employee compensation and related expenses including stock based compensation and other promotional expenses of $0.3 million and $0.2 million, respectively. Our marketing and promotional expenses as a percentage of net revenue increased 0.1% to 1.0% for the three months ended March 31, 2016, from 0.9% for the three months ended March 31, 2015.

General and administrative expenses. Our general and administrative expenses for the three months ended March 31, 2016 was $10.7 million, an increase of $1.3 million, or 14.1%, as compared to general and administrative expenses of $9.4 million for the three months ended March 31, 2015. This increase was primarily due to increases in employee compensation and related expenses including share based compensation and legal and other professional costs incurred as a result of our consideration of a not for profit entity conversion of $0.2 million and $1.1 million, respectively. Our general and administrative expenses as a percentage of net revenue decreased by 0.1% to 4.7% for the three months ended March 31, 2016, from 4.8% for the three months ended March 31, 2015 due to our ability to leverage the fixed costs structure of our general and administrative expenses across an increasing revenue base.

Interest expense. Interest expense for the three months ended March 31, 2016 was $0.3 million, a decrease of $0.1 million, as compared to interest expense of $0.4 million for the three months ended March 31, 2015. This decrease was primarily due to a decrease in the average balance of our credit facility between periods due to scheduled monthly principal payments. Our interest expense decreased as a percentage of net revenue by 0.1% to 0.1% for the three months ended March 31, 2016, from 0.2% for the three months ended March 31, 2015.

Interest and other income. Interest and other income for the three months ended March 31, 2016 was $2.0 million, an increase of $1.7 million, as compared to interest and other income of $0.3 million in the three months ended March 31, 2015. The increase was primarily due to the University’s proportional share of equity interest income of $1.7 million related to our ownership interest in LoudCloud in the first quarter of 2016.

Income tax expense. Income tax expense for the three months ended March 31, 2016 was $26.7 million, an increase of $5.0 million, or 23.3%, as compared to income tax expense of $21.7 million for the three months ended March 31, 2015. Our effective tax rate was 38.0% during the first quarter of 2016 compared to 38.8% during the first quarter of 2015. Favorable variance in the effective tax rate year over year is primarily due to the continued phase-in of market sourcing for apportionment of Arizona sales and a 0.5% decrease in the Arizona corporate income tax rate.

Net income. Our net income for the three months ended March 31, 2016 was $43.7 million, an increase of $9.5 million, as compared to $34.2 million for the three months ended March 31, 2015, due to the factors discussed above.

Seasonality

Our net revenue and operating results normally fluctuate as a result of seasonal variations in our business, principally due to changes in enrollment. Student population varies as a result of new enrollments, graduations, and student attrition. The majority of our traditional ground students do not attend courses during the summer months (May through August), which affects our results for our second and third fiscal quarters. Since a significant amount of our campus costs are fixed, the lower revenue resulting from the decreased ground student enrollment has historically contributed to lower operating margins during those periods. Since we intend to continue to increase the relative proportion of our students that are ground traditional students, we expect this summer effect to become more pronounced in future years. Partially offsetting this summer effect in the third quarter has been the sequential quarterly increase in enrollments that has occurred as a result of the traditional fall school start. This increase in enrollments also has occurred in the first quarter, corresponding to calendar year matriculation. In addition, we typically experience higher net revenue in the fourth quarter due to its overlap with the semester encompassing the traditional fall school start and in the first quarter due to its overlap with the first semester of the calendar year. A portion of our expenses do not vary proportionately with these fluctuations in net revenue, resulting in higher operating income in the first and fourth quarters relative to other quarters. We expect quarterly fluctuation in operating results to continue as a result of these seasonal patterns.

Liquidity and Capital Resources

Liquidity. We financed our operating activities and capital expenditures during the three months ended March 31, 2016 and 2015 primarily through cash provided by operating activities. Our unrestricted cash and cash equivalents and investments were $132.9 million and $106.4 million at March 31, 2016 and December 31, 2015, respectively. Our restricted cash, cash equivalents and investments at March 31, 2016 and December 31, 2015 were $62.5 million and $75.4 million, respectively. In December 2012, we entered into a new credit agreement, which increased our term loan to $100 million with a maturity date of December 2019. Additionally, this facility, as amended in January 2016, provides a revolving line of credit in the amount of $150 million through December 2017 to be utilized for working capital, capital expenditures and other general corporate purposes. Indebtedness under the credit facility is secured by our assets and is guaranteed by certain of our subsidiaries. No amounts were drawn on the revolver as of March 31, 2016.

Based on our current level of operations and anticipated growth, we believe that our cash flow from operations and other sources of liquidity, including cash and cash equivalents and our revolving line of credit, will provide adequate funds for ongoing operations, planned capital expenditures, and working capital requirements for at least the next 24 months.

Share Repurchase Program

Our Board of Directors has authorized the University to repurchase up to an aggregate of $175.0 million of our common stock, from time to time, depending on market conditions and other considerations. The current expiration date on the repurchase authorization by our Board of Directors is December 31, 2017. Repurchases occur at the University’s discretion.

Under our share purchase authorization, we may purchase shares in the open market or in privately negotiated transactions, pursuant to the applicable Securities and Exchange Commission rules. The amount and timing of future share repurchases, if any, will be made as market and business conditions warrant.

Since the inception of our share repurchase program, the University has purchased 3.5 million shares of common stock at an aggregate cost of $75.0 million. During the three months ended March 31, 2016 the University repurchased 395,555 shares of common stock at an aggregate cost of $14.6 million. At March 31, 2016, there remains $100.0 million available under our share repurchase authorization.

Cash Flows

Operating Activities. Net cash provided by operating activities for the three months ended March 31, 2016 was $96.3 million as compared to $68.2 million for the three months ended March 31, 2015. The increase in cash generated from operating activities between the three months ended March 31, 2015 and the three months ended March 31, 2016 is primarily due to increased net income and the timing of income tax and employee-related payments as well as changes in other working capital items, such as accounts payable.

Investing Activities. Net cash used in investing activities was $56.0 million and $46.0 million for the three months ended March 31, 2016 and 2015, respectively. Our cash used in investing activities was primarily related to the purchase of short-term investments and capital expenditures. Purchases of short-term investments net of proceeds of these investments was $0.8 million and $0.2 million during the three months ended March 31, 2016 and 2015, respectively. Capital expenditures were $49.8 million and $44.2 million for the three months ended March 31, 2016 and 2015, respectively. During the three-month period for 2016, capital expenditures primarily consisted of ground campus building projects that started in late 2015, including three more apartment style residence halls, a 170,000 square foot classroom building for our College of Science, Engineering and Technology, a student service center, and a fourth parking structure, as well as land purchases adjacent to or near our Phoenix campus, and purchases of computer equipment, other internal use software projects and furniture and equipment to support our increasing employee headcount. Included in off-site development during 2016 is $7.7 million related to an off-site office building and parking garage that is in close proximity to our ground traditional campus. Employees that work in two leased office building in the Phoenix area will be consolidated into this new building when it’s expected to be completed in late 2016. In addition, during the first quarter of 2016, we received a $1.7 million return on our equity method investment. During the three-month period for 2015, capital expenditures primarily consisted of ground campus building projects, including the construction of four additional dormitories, an additional classroom building for our College of Science, Engineering and Technology and a new parking structure to support our growing traditional student enrollment as well as purchases of computer equipment, other internal use software projects and furniture and equipment to support our increasing employee headcount. Included in off-site development for 2015 is $1.5 million we spent on the Maryvale Golf Course under a partnership agreement with the City of Phoenix. The revitalization was completed by the end of 2015 and the golf course is now known as Grand Canyon University Championship Golf Course.

Financing Activities. Net cash used in financing activities was $14.5 million and $1.3 million for the three months ended March 31, 2016 and 2015, respectively. During the three-month period for 2016, $14.6 million was used to purchase treasury stock in accordance with the University’s share repurchase program and $4.6 million was used to purchase common shares withheld in lieu of income taxes resulting from restricted share awards while principal payments on notes payable and capital leases totaled $2.1 million and debit issuance costs for the increase in our revolving line of credit totaled $0.2 million, partially offset by proceeds from the exercise of stock options of $3.5 million and excess tax benefits from share-based compensation of $3.5 million. During the three-month period for 2015, $4.2 million was used to purchase common shares withheld in lieu of income taxes resulting from restricted share awards and principal payments on notes payable and capital leases totaled $1.7 million, partially offset by proceeds from the exercise of stock options of $1.7 million and excess tax benefits from share-based compensation of $2.8 million.

Contractual Obligations

The following table sets forth, as of March 31, 2016, the aggregate amounts of our significant contractual obligations and commitments with definitive payment terms due in each of the periods presented (in millions):

		Payments Due by Period
	Total	Less than 1 Year (1)	2-3 Years	4-5 Years	More than 5 Years
Long term notes payable	$78.2	$5.0	$13.3	$59.9	$0.0
Capital lease obligations	0.5	0.1	0.3	0.1	0.0
Purchase obligations(2)	181.4	173.1	5.2	1.5	1.6
Operating lease obligations	19.6	4.3	7.4	6.1	1.8

Total contractual obligations	$279.7	$182.5	$26.2	$67.6	$3.4

(1)	Payments due in less than one year represent expected expenditures from April 1, 2016 through December 31, 2016.
(2)	The purchase obligation amounts include expected spending by period under contracts that were in effect at March 31, 2016.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have had or are reasonably likely to have a material current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Impact of inflation. We believe that inflation has not had a material impact on our results of operations for the three months ended March 31, 2016 or 2015. There can be no assurance that future inflation will not have an adverse impact on our operating results and financial condition.

        Market risk. On February 27, 2013, we entered into an interest rate corridor to manage our 30 Day LIBOR interest exposure from the variable rate debt, which debt matures in December 2019. The corridor instrument, which hedges variable interest rate risk starting March 1, 2013 through December 20, 2019 with a notional amount of $78.3 million as of March 31, 2016, permits us to hedge our interest rate risk at several thresholds. Under this arrangement, in addition to the credit spread we will pay variable interest rates based on the 30 Day LIBOR rates monthly until that index reaches 1.5%. If 30 Day LIBOR is equal to 1.5% through 3.0%, we will continue to pay 1.5%. If 30 Day LIBOR exceeds 3.0%, we will pay actual 30 Day LIBOR less 1.5%.

Except with respect to the foregoing, we have no derivative financial instruments or derivative commodity instruments. We invest cash in excess of current operating requirements in short-term certificates of deposit and money market instruments in multiple financial institutions.

Interest rate risk. We manage interest rate risk through the instruments noted above and by investing excess funds in cash equivalents, A rated municipal bonds and municipal mutual funds bearing variable interest rates, which are tied to various market indices or individual bond coupon rates. Our future investment income may fall short of expectations due to changes in interest rates or we may suffer losses in principal if we are forced to sell securities that have declined in market value due to changes in interest rates. At March 31, 2016, a 10% increase or decrease in interest rates would not have a material impact on our future earnings, fair values, or cash flows. For information regarding our variable rate debt, see “Market risk” above.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective, as of March 31, 2016, in ensuring that material information relating to us required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in reports it files or submits under the Exchange Act is accumulated and communicated to management, including its principal executive officer or officers and principal financial officer or officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

There have been no material changes to the risk factors disclosed in the “Risk Factors” section of our Annual Report on Form 10-K for the year ended December 31, 2015.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sales of Unregistered Securities

None.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

Our Board of Directors has authorized the University to repurchase up to an aggregate of $175.0 million of common stock, from time to time, depending on market conditions and other considerations. The current expiration date on the repurchase authorization is December 31, 2017. Repurchases occur at the University’s discretion. Repurchases may be made in the open market or in privately negotiated transactions, pursuant to the applicable Securities and Exchange Commission rules. The amount and timing of future share repurchases, if any, will be made as market and business conditions warrant. During the three months ended March 31, 2016, we repurchased 395,555 shares of common stock at an aggregate cost of $14.6 million. At March 31, 2016, there remains $100.0 million available under our share repurchase authorization.

The following table sets forth our share repurchases of common stock and our share repurchases in lieu of taxes, which are not included in the repurchase plan totals as they were approved in conjunction with the restricted share awards, during each period in the first quarter of fiscal 2016:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Dollar Value of Shares That May Yet Be Purchased Under the Program
Share Repurchases
January 1, 2016 – January 31, 2016	321,417	$36.98	321,417	$2,698,000
February 1, 2016 – February 29, 2016	74,138	$36.39	74,138	$—
March 1, 2016 – March 31, 2016	—	$—	—	$100,000,000

Total	395,555	$36.87	395,555	$100,000,000

Tax Withholdings
January 1, 2016 – January 31, 2016	—	$—	—	$—
February 1, 2016 – February 29, 2016	—	$—	—	$—
March 1, 2016 – March 31, 2016	111,651	$41.11	—	$—

Total	111,651	$41.11	—	$—

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

None.

Item 5.	Other Information

None.

Item 6.	Exhibits

(a) Exhibits

Number	Description	Method of Filing

3.1	Amended and Restated Certificate of Incorporation.	Incorporated by reference to Exhibit 3.1 to Amendment No. 6 to the University’s Registration Statement on Form S-1 filed with the SEC on November 12, 2008.

3.2	Third Amended and Restated Bylaws.	Incorporated by reference to Exhibit 3.1 to the University’s Current Report on Form 8-K filed with the SEC on October 29, 2014.

4.1	Specimen of Stock Certificate.	Incorporated by reference to Exhibit 4.1 to Amendment No. 2 to the University’s Registration Statement on Form S-1 filed with the SEC on September 29, 2008.

10.1	Amended Executive Employment Agreement, dated February 9, 2016, by and between Grand Canyon Education, Inc. and Brian E. Mueller†	Incorporated by reference to Exhibit 10.4.1 to the University’s Annual Report on Form 10-K filed with the SEC on February 17, 2016.

10.2	Amended Executive Employment Agreement, dated February 9, 2016, by and between Grand Canyon Education, Inc. and W. Stan Meyer†	Incorporated by reference to Exhibit 10.5.1 to the University’s Annual Report on Form 10-K filed with the SEC on February 17, 2016.

10.3	Amended Executive Employment Agreement, dated February 9, 2016, by and between Grand Canyon Education, Inc. and Daniel E. Bachus†	Incorporated by reference to Exhibit 10.6.1 to the University’s Annual Report on Form 10-K filed with the SEC on February 17, 2016.

10.4	Amended Executive Employment Agreement, dated February 9, 2016, by and between Grand Canyon Education, Inc. and Joseph N. Mildenhall†	Incorporated by reference to Exhibit 10.7.1 to the University’s Annual Report on Form 10-K filed with the SEC on February 17, 2016.

10.5	Amended Executive Employment Agreement, dated February 9, 2016, by and between Grand Canyon Education, Inc. and Brian M. Roberts†	Incorporated by reference to Exhibit 10.8.1 to the University’s Annual Report on Form 10-K filed with the SEC on February 17, 2016.

10.6	Amendment No. 1 to Credit Agreement, dated January 15, 2016, by and among Grand Canyon Education, Inc., Bank of America, N.A., and the other parties named therein.	Incorporated by reference to Exhibit 10.10.1 to the University’s Annual Report on Form 10-K filed with the SEC on February 17, 2016.

31.1	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

31.2	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. ††	Filed herewith.

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. ††	Filed herewith.

†	Indicates a management contract or any compensatory plan, contract or arrangement.
††	This certification is being furnished solely to accompany this report pursuant to 18 U.S.C. Section 1350, and is not being filed for purposes of Section 18 of the Exchange Act, and is not to be incorporated by reference into any filings of the University, whether made before or after the date hereof, regardless of any general incorporation language in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GRAND CANYON EDUCATION, INC.

Date: May 9, 2016	By:	/s/ Daniel E. Bachus
Daniel E. Bachus
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

EXHIBIT INDEX

Number	Description	Method of Filing

3.1	Amended and Restated Certificate of Incorporation.	Incorporated by reference to Exhibit 3.1 to Amendment No. 6 to the University’s Registration Statement on Form S-1 filed with the SEC on November 12, 2008.

3.2	Third Amended and Restated Bylaws.	Incorporated by reference to Exhibit 3.1 to the University’s Current Report on Form 8-K filed with the SEC on October 29, 2014.

4.1	Specimen of Stock Certificate.	Incorporated by reference to Exhibit 4.1 to Amendment No. 2 to the University’s Registration Statement on Form S-1 filed with the SEC on September 29, 2008.

10.1	Amended Executive Employment Agreement, dated February 9, 2016, by and between Grand Canyon Education, Inc. and Brian E. Mueller†	Incorporated by reference to Exhibit 10.4.1 to the University’s Annual Report on Form 10-K filed with the SEC on February 17, 2016.

10.2	Amended Executive Employment Agreement, dated February 9, 2016, by and between Grand Canyon Education, Inc. and W. Stan Meyer†	Incorporated by reference to Exhibit 10.5.1 to the University’s Annual Report on Form 10-K filed with the SEC on February 17, 2016.

10.3	Amended Executive Employment Agreement, dated February 9, 2016, by and between Grand Canyon Education, Inc. and Daniel E. Bachus†	Incorporated by reference to Exhibit 10.6.1 to the University’s Annual Report on Form 10-K filed with the SEC on February 17, 2016.

10.4	Amended Executive Employment Agreement, dated February 9, 2016, by and between Grand Canyon Education, Inc. and Joseph N. Mildenhall†	Incorporated by reference to Exhibit 10.7.1 to the University’s Annual Report on Form 10-K filed with the SEC on February 17, 2016.

10.5	Amended Executive Employment Agreement, dated February 9, 2016, by and between Grand Canyon Education, Inc. and Brian M. Roberts†	Incorporated by reference to Exhibit 10.8.1 to the University’s Annual Report on Form 10-K filed with the SEC on February 17, 2016.

10.6	Amendment No. 1 to Credit Agreement, dated January 15, 2016, by and among Grand Canyon Education, Inc., Bank of America, N.A., and the other parties named therein.	Incorporated by reference to Exhibit 10.10.1 to the University’s Annual Report on Form 10-K filed with the SEC on February 17, 2016.

31.1	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

31.2	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. ††	Filed herewith.

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. ††	Filed herewith.

†	Indicates a management contract or any compensatory plan, contract or arrangement.
††	This certification is being furnished solely to accompany this report pursuant to 18 U.S.C. Section 1350, and is not being filed for purposes of Section 18 of the Exchange Act, and is not to be incorporated by reference into any filings of the University, whether made before or after the date hereof, regardless of any general incorporation language in such filing.