Form 10-Q
period 2016-06-30
Grand Canyon Education, Inc.
filed 2016-08-04
CIK 1434588

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

or

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

The total number of shares of common stock outstanding as of August 1, 2016, was 47,137,445.

GRAND CANYON EDUCATION, INC.

FORM 10-Q

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

GRAND CANYON EDUCATION, INC.

Consolidated Income Statements

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands, except per share data)	2016	2015	2016	2015
Net revenue	$191,279	$174,726	$418,237	$368,853
Costs and expenses:
Instructional costs and services	84,599	75,357	179,253	154,044
Admissions advisory and related, including $272 and $489 for the three months ended June 30, 2016 and 2015, respectively, and $566 and $994 for the six months ended June 30, 2016 and 2015, respectively, to related parties	28,866	27,372	58,410	55,705
Advertising	22,149	18,419	43,256	38,450
Marketing and promotional	2,108	1,788	4,350	3,482
General and administrative	8,809	9,534	19,529	18,930

Total costs and expenses	146,531	132,470	304,798	270,611

Operating income	44,748	42,256	113,439	98,242
Interest expense	(158)	(146)	(487)	(521)
Interest and other income	293	127	2,341	384

Income before income taxes	44,883	42,237	115,293	98,105
Income tax expense	17,257	16,461	44,002	38,150

Net income	$27,626	$25,776	$71,291	$59,955

Earnings per share:
Basic income per share	$0.60	$0.56	$1.56	$1.31

Diluted income per share	$0.59	$0.55	$1.52	$1.27

Basic weighted average shares outstanding	46,004	46,012	45,813	45,901

Diluted weighted average shares outstanding	46,990	47,263	46,925	47,233

The accompanying notes are an integral part of these consolidated financial statements.

GRAND CANYON EDUCATION, INC.

Consolidated Statements of Comprehensive Income

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2016	2015	2016	2015
Net income	$27,626	$25,776	$71,291	$59,955
Other comprehensive income, net of tax:
Unrealized gains (losses) on available-for-sale securities, net of taxes of $59 and $70 for the three months ended June 30, 2016 and 2015, respectively, and $83 and $67 for the six months ended June 30, 2016 and 2015, respectively	97	(110)	136	(105)
Unrealized gains (losses) on hedging derivatives, net of taxes of $53 and $40 for the three months ended June 30, 2016 and 2015, respectively, and $201 and $113 for the six months ended June 30, 2016 and 2015, respectively	(87)	64	(325)	(175)

Comprehensive income	$27,636	$25,730	$71,102	$59,675

The accompanying notes are an integral part of these consolidated financial statements.

GRAND CANYON EDUCATION, INC.

Consolidated Balance Sheets

	June 30,	December 31,
(In thousands, except par value)	2016	2015
	(Unaudited)
ASSETS:
Current assets
Cash and cash equivalents	$44,554	$23,036
Restricted cash, cash equivalents and investments	70,840	75,384
Investments	49,440	83,364
Accounts receivable, net	9,080	8,298
Income tax receivable	8,492	3,952
Other current assets	17,806	20,863

Total current assets	200,212	214,897
Property and equipment, net	794,037	667,483
Prepaid royalties	3,207	3,355
Goodwill	2,941	2,941
Other assets	4,556	3,306

Total assets	$1,004,953	$891,982

LIABILITIES AND STOCKHOLDERS’ EQUITY:
Current liabilities
Accounts payable	$39,284	$34,149
Accrued compensation and benefits	26,819	17,895
Accrued liabilities	16,895	13,846
Income taxes payable	50	29
Student deposits	70,865	76,742
Deferred revenue	47,220	37,876
Due to related parties	183	675
Current portion of capital lease obligations	160	697
Current portion of notes payable	31,630	6,625

Total current liabilities	233,106	188,534
Capital lease obligations, less current portion	340	788
Other noncurrent liabilities	3,767	4,302
Deferred income taxes, noncurrent	17,522	14,855
Notes payable, less current portion	69,935	73,252

Total liabilities	324,670	281,731

Commitments and contingencies
Stockholders’ equity
Preferred stock, $0.01 par value, 10,000 shares authorized; 0 shares issued and outstanding at June 30, 2016 and December 31, 2015	—	—
Common stock, $0.01 par value, 100,000 shares authorized; 51,055 and 50,288 shares issued and 47,133 and 46,877 shares outstanding at June 30, 2016 and December 31, 2015, respectively	511	503
Treasury stock, at cost, 3,922 and 3,411 shares of common stock at June 30, 2016 and December 31, 2015, respectively	(88,559)	(69,332)
Additional paid-in capital	195,316	177,167
Accumulated other comprehensive loss	(678)	(489)
Retained earnings	573,693	502,402

Total stockholders’ equity	680,283	610,251

Total liabilities and stockholders’ equity	$1,004,953	$891,982

The accompanying notes are an integral part of these consolidated financial statements.

GRAND CANYON EDUCATION, INC.

Consolidated Statement of Stockholders’ Equity

(In thousands)

(Unaudited)

						Accumulated
					Additional	Other
	Common Stock		Treasury Stock		Paid-in	Comprehensive	Retained
	Shares	Par Value	Shares	Cost	Capital	Loss	Earnings	Total
Balance at December 31, 2015	50,288	$503	3,411	$(69,332)	$177,167	$(489)	$502,402	$610,251
Comprehensive income	—	—	—	—	—	(189)	71,291	71,102
Common stock purchased for treasury	—	—	396	(14,585)	—	—	—	(14,585)
Restricted shares forfeited	—	—	2	—	—	—	—	—
Share-based compensation	274	3	113	(4,642)	5,828	—	—	1,189
Exercise of stock options	493	5	—	—	6,967	—	—	6,972
Excess tax benefits	—	—	—	—	5,354	—	—	5,354

Balance at June 30, 2016	51,055	$511	3,922	$(88,559)	$195,316	$(678)	$573,693	$680,283

The accompanying notes are an integral part of these consolidated financial statements.

GRAND CANYON EDUCATION, INC.

Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended June 30,
(In thousands)	2016	2015
Cash flows provided by operating activities:
Net income	$71,291	$59,955
Adjustments to reconcile net income to net cash provided by operating activities:
Share-based compensation	5,831	5,512
Excess tax benefits from share-based compensation	(5,484)	(3,361)
Provision for bad debts	7,963	7,412
Depreciation and amortization	21,245	16,387
Deferred income taxes	2,478	(1,077)
Other, including fixed asset impairments	(1,682)	872
Changes in assets and liabilities:
Restricted cash, cash equivalents and investments	4,544	4,144
Accounts receivable	(8,745)	(7,965)
Prepaid expenses and other	3,721	1,373
Due to/from related parties	(492)	(2)
Accounts payable	(2,386)	(1,083)
Accrued liabilities and employee related liabilities	11,973	422
Income taxes receivable/payable	835	(1,214)
Deferred rent	(535)	(560)
Deferred revenue	9,344	5,541
Student deposits	(5,877)	(4,689)

Net cash provided by operating activities	114,024	81,667

Cash flows used in investing activities:
Capital expenditures	(115,615)	(106,346)
Purchases of land, building and golf course improvements related to off-site development	(24,769)	(5,557)
Proceeds received from note receivable	501	—
Return of equity method investment	1,749	—
Purchases of investments	(26,025)	(25,023)
Proceeds from sale or maturity of investments	57,449	42,274

Net cash used in investing activities	(106,710)	(94,652)

Cash flows provided by (used in) financing activities:
Principal payments on notes payable and capital lease obligations	(3,831)	(3,374)
Proceeds from draw on revolving line of credit	25,000	—
Debt issuance costs	(194)	—
Repurchase of common shares including shares withheld in lieu of income taxes	(19,227)	(4,230)
Excess tax benefits from share-based compensation	5,484	3,361
Net proceeds from exercise of stock options	6,972	2,700

Net cash provided by (used in) financing activities	14,204	(1,543)

Net increase (decrease) in cash and cash equivalents	21,518	(14,528)
Cash and cash equivalents, beginning of period	23,036	65,238

Cash and cash equivalents, end of period	$44,554	$50,710

Supplemental disclosure of cash flow information
Cash paid for interest	$481	$534
Cash paid for income taxes	$40,176	$39,986
Supplemental disclosure of non-cash investing and financing activities
Purchases of property and equipment included in accounts payable	$19,798	$20,623
Purchases of equipment through capital lease obligations	$—	$257
Tax benefit of Spirit warrant intangible	$127	$129
Shortfall tax expense from share-based compensation	$257	$18

The accompanying notes are an integral part of these consolidated financial statements.

GRAND CANYON EDUCATION, INC.

Notes to Consolidated Financial Statements

(In thousands, except per share data)

(Unaudited)

1. Nature of Business

Grand Canyon Education, Inc. (together with its subsidiaries, the “University”) is a comprehensive regionally accredited university that offers over 200 graduate and undergraduate degree programs and certificates across nine colleges both online and on ground at our over 250-acre campus in Phoenix, Arizona, at leased facilities and at facilities owned by third party employers. We are committed to providing an academically rigorous educational experience with a focus on professionally relevant programs that meet the objectives of our students. Our undergraduate programs are designed to be innovative and to meet the future needs of employers, while providing students with the needed critical thinking and effective communication skills developed through a Christian-oriented, liberal arts foundation. We offer master and doctoral degrees in contemporary fields that are designed to provide students with the capacity for transformational leadership in their chosen industry, emphasizing the immediate relevance of theory, application, and evaluation to promote personal and organizational change. The University is accredited by The Higher Learning Commission. The University’s wholly-owned subsidiaries are primarily used to facilitate expansion of the University campus.

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

Investments

The University considers its investments in municipal bonds, mutual funds and municipal securities as available-for-sale securities. Available-for-sale securities are carried at fair value, determined using Level 1 and Level 2 of the hierarchy of valuation inputs, with the use of quoted market prices and inputs other than quoted prices that are observable for the assets, with unrealized gains and losses, net of tax, reported as a separate component of other comprehensive income. Unrealized losses considered to be other-than-temporary are recognized currently in earnings. Amortization of premiums, accretion of discounts, interest and dividend income and realized gains and losses are included in interest and other income.

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

On February 27, 2013, the University entered into an interest rate corridor to manage its 30 Day LIBOR interest exposure related to its variable rate debt. The fair value of the interest rate corridor instrument as of June 30, 2016 and December 31, 2015 was $210 and $728, respectively, which is included in other assets. The fair value of the derivative instrument was determined using a hypothetical derivative transaction and Level 2 of the hierarchy of valuation inputs. This derivative instrument was originally designated as a cash flow hedge of variable rate debt obligations. The adjustment of $526 and $288 for the six months ended June 30, 2016 and 2015, respectively, for the effective portion of the loss on the derivatives is included as a component of other comprehensive income, net of taxes.

The interest rate corridor instrument reduces variable interest rate risk starting March 1, 2013 through December 20, 2019 with a notional amount of $76,667 as of June 30, 2016. The corridor instrument’s terms permits the University to hedge its interest rate risk at several thresholds; the University pays variable interest monthly based on the 30 Day LIBOR rates until that index reaches 1.5%. If 30 Day LIBOR is equal to 1.5% through 3.0%, the University pays 1.5%. If 30 Day LIBOR exceeds 3.0%, the University pays actual 30 Day LIBOR less 1.5%.

As of June 30, 2016, no derivative ineffectiveness was identified. Any ineffectiveness in the University’s derivative instrument designated as a hedge is reported in interest expense in the income statement. For the six months ended June 30, 2016, $7 of credit risk was recorded as a reduction in interest expense for the interest rate corridor. At June 30, 2016, the University does not expect to reclassify gains or losses on derivative instruments from accumulated other comprehensive income (loss) into earnings during the next 12 months.

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

Revenue Recognition

        Net revenues consist primarily of tuition and fees derived from courses taught by the University online, on ground at its approximately 250-acre campus in Phoenix, Arizona, and at facilities it leases or those of employers, as well as from related educational resources that the University provides to its students, such as access to online materials. Tuition revenue and most fees from related educational resources are recognized pro-rata over the applicable period of instruction, net of scholarships provided by the University. For the six months ended June 30, 2016 and 2015, the University’s revenue was reduced by approximately $85,308 and $76,947, respectively, as a result of scholarships that the University offered to students. The University maintains an institutional tuition refund policy, which provides for all or a portion of tuition to be refunded if a student withdraws during stated refund periods. Certain states in which students reside impose separate, mandatory refund policies, which override the University’s policy to the extent in conflict. If a student withdraws at a time when only a portion, or none, of the tuition is refundable, then in accordance with its revenue recognition policy, the University continues to recognize the tuition that was not refunded pro-rata over the applicable period of instruction. However, for students that have taken out financial aid to pay their tuition and for which a return of such money to the Department of Education is required as a result of his or her withdrawal, the University recognizes revenue after a student withdraws only at the time of cash collection. Sales tax collected from students is excluded from net revenues. Collected but unremitted sales tax is included as an accrued liability in the consolidated balance sheets. The University also charges online students an upfront learning management fee, which is deferred and recognized over the average expected term of a student. Costs that are direct and incremental to new online students are also deferred and recognized ratably over the average expected term of a student. Deferred revenue and student deposits in any period represent the excess of tuition, fees, and other student payments received as compared to amounts recognized as revenue on the income statement and are reflected as current liabilities in the accompanying consolidated balance sheet. The University’s educational programs have starting and ending dates that differ from its fiscal quarters. Therefore, at the end of each fiscal quarter, a portion of revenue from these programs is not yet earned. Other revenues may be recognized as sales occur or services are performed.

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

Admissions Advisory and Related

Admissions advisory and related expenses include salaries and benefits for admissions advisory personnel and revenue share expense as well as an allocation of depreciation, amortization, rent and occupancy costs attributable to the admissions advisory personnel.

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

Accounting Pronouncements Recently Adopted

In April 2015, the Financial Accounting Standards Board (“FASB”) issued, “Simplifying the Presentation of Debt Issuance Costs.” The guidance requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. As the guidance permits, the University has elected to have debt issuance costs related to lines of credit to be reported as an asset and amortized over the term of the line. The guidance is effective for the University’s annual reporting period beginning January 1, 2016. The University adopted this new standard on January 1, 2016 on a retrospective basis, and the adoption of this guidance did not have a material impact on its financial condition, results of operations, or disclosures. The University did not have to restate or adjust any of our previously issued consolidated financial statements as our current accounting policy for the presentation of debt issuance costs is in compliance with the new guidance.

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

Recent Accounting Pronouncements

In May 2014, the FASB issued “Revenue from Contracts with Customers.” The standard is a comprehensive new revenue recognition model that requires revenue to be recognized in a manner to depict the transfer of goods or services to a customer at an amount that reflects the consideration expected to be received in exchange for those goods or services. The accounting guidance also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgements and changes in judgements and assets recognized from costs incurred to obtain or fulfill a contract. After the FASB amended the standard in July 2015, the standard is effective for us on January 1, 2018 using either a full retrospective or a modified retrospective approach and early adoption is permitted effective January 1, 2017. The FASB has also issued the following standards which clarify this standard and have the same effective dates: “Revenue from Contracts with Customers: Principal versus Agent Consideration (Reporting Revenue Gross versus Net”; and “Revenue from Contracts with Customers; Narrow-Scope Improvements and Practical Expedients.” The University is currently evaluating which transition approach to use and the impact that the new revenue recognition standards will have on our consolidated financial statements.

In January 2016, the FASB issued “Financial Instruments – Overall: Recognition and Measurement of Financial Assets and Financial Liabilities.” The standard addresses certain aspects of recognition, measurement, presentation, and disclosure of financial instruments. These changes will require an entity to measure, at fair value, investments in equity securities and other ownership interests in an entity – including investments in partnerships, unincorporated joint ventures and limited liability companies that do not result in consolidation and are not accounted for under the equity method – and recognize the changes in fair value within net income. This standard is effective for fiscal years, and interim periods within those years, beginning after December 15, 2017, and early adoption is not permitted. Accordingly, the standard is effective for us on January 1, 2018. We are currently evaluating the impact that the standard will have on our consolidated financial statements.

In February 2016, the FASB issued “Leases.” The standard requires a lessee to recognize assets and liabilities on the balance sheet for leases with lease terms greater than 12 month. This standard is effective for fiscal years, and interim periods within those years, beginning after December 15, 2018, and early adoption is permitted. Accordingly, the standard is effective for us on January 1, 2019 using a modified retrospective approach. We are currently evaluating the impact that the standard will have on our consolidated financial statements.

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

In June 2016, the FASB issued “Financial Instruments – Credit Losses: Measurement of Credit Losses on Financial Instruments”. The new guidance revises the accounting requirements related to the measurement of credit losses on financial instruments and the timing of when such losses are recorded. The standard is effective for fiscal years, and interim periods within those years, beginning after December 15, 2019. Early adoption is permitted for fiscal years and interim periods within those years, beginning after December 15, 2018. Accordingly, the standard is effective for us on January 1, 2020 using a modified retrospective approach, and we are currently evaluating the impact that the standard will have on our consolidated financial statements.

GRAND CANYON EDUCATION, INC.

Notes to Consolidated Financial Statements

(In thousands, except per share data)

(Unaudited)

The University has determined that no other recent accounting pronouncements apply to its operations or could otherwise have a material impact on its financial statements.

3. Investments

The following is a summary of amounts included in restricted and unrestricted investments as of June 30, 2016 and December 31, 2015. The University considered all investments as available for sale.

	As of June 30, 2016
	Adjusted Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Estimated Fair Value
Municipal securities	$49,421	$66	$(47)	$49,440
Municipal bond mutual fund	$55,919	$—	$(57)	$55,862

Total restricted and unrestricted investments	$105,340	$66	$(104)	$105,302

	As of December 31, 2015
	Adjusted Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Estimated Fair Value
Municipal securities	$83,507	$26	$(169)	$83,364
Municipal bond mutual fund	$55,720	$—	$(115)	$55,605

Total restricted and unrestricted investments	$139,227	$26	$(284)	$138,969

The cash flows of municipal securities are backed by the issuing municipality’s credit worthiness. All municipal securities are due in one year or less as of June 30, 2016. For the six months ended June 30, 2016, the net unrealized losses on available-for-sale securities was $24, net of taxes.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Denominator:
Basic weighted average shares outstanding	46,004	46,012	45,813	45,901
Effect of dilutive stock options and restricted stock	986	1,251	1,112	1,332

Diluted weighted average shares outstanding	46,990	47,263	46,925	47,233

Diluted weighted average shares outstanding exclude the incremental effect of shares that would be issued upon the assumed exercise of stock options and vesting of restricted stock. For the six months ended June 30, 2016 and 2015, approximately 434 and 345, respectively, of the University’s stock options outstanding were excluded from the calculation of diluted earnings per share as their inclusion would have been anti-dilutive. These options and restricted stock awards could be dilutive in the future.

GRAND CANYON EDUCATION, INC.

Notes to Consolidated Financial Statements

(In thousands, except per share data)

(Unaudited)

5. Allowance for Doubtful Accounts

	Balance at Beginning of Period	Charged to Expense	Deductions(1)	Balance at End of Period
Six months ended June 30, 2016	$5,137	7,963	(7,525)	$5,575
Six months ended June 30, 2015	$6,472	7,412	(7,953)	$5,931

(1)	Deductions represent accounts written off, net of recoveries.

6. Property and Equipment

Property and equipment consist of the following:

	June 30, 2016	December 31, 2015
Land	$122,472	$103,280
Land improvements	21,092	13,389
Buildings	412,258	392,754
Buildings and leasehold improvements	78,108	72,494
Equipment under capital leases	5,943	6,467
Computer equipment	96,291	91,225
Furniture, fixtures and equipment	52,799	51,352
Internally developed software	27,284	25,996
Other	1,177	1,099
Construction in progress	140,530	54,506

	957,954	812,562
Less accumulated depreciation and amortization	(163,917)	(145,079)

Property and equipment, net	$794,037	$667,483

7. Commitments and Contingencies

Leases

The University leases certain land, buildings and equipment under non-cancelable operating leases expiring at various dates through 2022. Future minimum lease payments under operating leases due each year are as follows at June 30, 2016:

2016 (remaining six months)	$2,619
2017	4,008
2018	3,432
2019	3,022
2020	3,065
Thereafter	1,804

Total minimum payments	$17,950

Total rent expense and related taxes and operating expenses under operating leases for the six months ended June 30, 2016 and 2015 were $3,606 and $3,880, respectively.

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

8. Share-Based Compensation

Incentive Plan

Restricted Stock

During the six months ended June 30, 2016, the University granted 263 shares of common stock with a service vesting condition to certain of its executives, officers, faculty and employees. The restricted shares have voting rights and vest in five annual installments of 20%, with this first installment vesting in March of the calendar year following the date of grant (the “first vesting date”) and on each of the four anniversaries of the first vesting date. Upon vesting, shares will be held in lieu of taxes equivalent to the minimum statutory tax withholding required to be paid when the restricted stock vests. During the six months ended June 30, 2016, the University withheld 113 shares of common stock in lieu of taxes at a cost of $4,642 on the restricted stock vesting dates. In June 2016, the University granted 11 shares of common stock to certain of the non-employee members of the University’s board of directors. The restricted shares granted to these directors have voting rights and vest on the earlier of (a) the one year anniversary of the date of grant or (b) immediately prior to the following year’s annual stockholders’ meeting.

A summary of the activity related to restricted stock granted under the University’s 2008 Equity Incentive Plan (“Incentive Plan”) since December 31, 2015 is as follows:

	Total Shares	Weighted Average Grant Date Fair Value per Share
Outstanding as of December 31, 2015	1,056	$34.30
Granted	274	$44.46
Vested	(324)	$30.44
Forfeited, canceled or expired	(2)	$38.34

Outstanding as of June 30, 2016	1,004	$38.32

Stock Options

During the six months ended June 30, 2016, no options were granted. A summary of the activity related to stock options granted under the University’s Incentive Plan since December 31, 2015 is as follows:

	Summary of Stock Options Outstanding
	Total Shares	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value ($)(1)
Outstanding as of December 31, 2015	2,220	$14.71
Granted	—	$—
Exercised	(493)	$14.17
Forfeited, canceled or expired	—	$—

Outstanding as of June 30, 2016	1,727	$14.87	3.36	$43,270

Exercisable as of June 30, 2016	1,721	$14.83	3.35	$43,182

Available for issuance as of June 30, 2016	1,794

(1)	Aggregate intrinsic value represents the value of the University’s closing stock price on June 30, 2016 ($39.92) in excess of the exercise price multiplied by the number of shares underlying options outstanding or exercisable, as applicable.

GRAND CANYON EDUCATION, INC.

Notes to Consolidated Financial Statements

(In thousands, except per share data)

(Unaudited)

Share-based Compensation Expense

The table below outlines share-based compensation expense for the six months ended June 30, 2016 and 2015 related to restricted stock and stock options granted:

	2016	2015
Instructional costs and services	$3,544	$3,304
Admissions advisory and related expenses	105	93
Marketing and promotional	60	93
General and administrative	2,122	2,022

Share-based compensation expense included in operating expenses	5,831	5,512
Tax effect of share-based compensation	(2,332)	(2,205)

Share-based compensation expense, net of tax	$3,499	$3,307

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

To participate in the Title IV programs, an institution must be authorized to offer its programs of instruction by the relevant agency of the state in which it is located, accredited by an accrediting agency recognized by the Department of Education and certified as eligible by the Department of Education. The Department of Education will certify an institution to participate in the Title IV programs only after the institution has demonstrated compliance with the Higher Education Act and the Department of Education’s extensive regulations regarding institutional eligibility. An institution must also demonstrate its compliance to the Department of Education on an ongoing basis. As of June 30, 2016, management believes the University is in compliance with the applicable regulations in all material respects.

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

10. Treasury Stock

The Board of Directors has authorized the University to repurchase up to $175,000 in aggregate of common stock, from time to time, depending on market conditions and other considerations. The current expiration date on the repurchase authorization is December 31, 2017. Repurchases occur at the University’s discretion. Repurchases may be made in the open market or in privately negotiated transactions, pursuant to the applicable Securities and Exchange Commission rules. The amount and timing of future share repurchases, if any, will be made as market and business conditions warrant. Since its initial approval of the share repurchase plan in 2011, the University has purchased 3,471 shares of common stock at an aggregate cost of $75,000, which includes 396 shares of common stock at an aggregate cost of $14,585 for the six months ended June 30, 2016, which are recorded at cost in the accompanying June 30, 2016 consolidated balance sheet and statement of stockholders’ equity. At June 30, 2016, there remained $100,000 available under its share repurchase authorization. Shares repurchased in lieu of taxes are not included in the repurchase plan totals as they were approved in conjunction with the restricted share awards.

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

Overview

We are a comprehensive regionally accredited university that offers over 200 graduate and undergraduate degree programs and certificates across nine colleges both online and on ground at our over 250-acre campus in Phoenix, Arizona, at leased facilities and at facilities owned by third party employers of our students. We are committed to providing an academically rigorous educational experience with a focus on professionally relevant programs that meet the objectives of our students. Our undergraduate programs are designed to be innovative and meet the future needs of employers, while providing students with the needed critical thinking and effective communication skills developed through a Christian-oriented, liberal arts foundation. We offer master and doctoral degrees in contemporary fields that are designed to provide students with the capacity for transformational leadership in their chosen industry, emphasizing the immediate relevance of theory, application, and evaluation to promote personal and organizational change. We utilize an integrated, innovative approach to marketing, recruiting, and retaining both traditional-aged students attending on our campus in Phoenix, Arizona and working adult students attending on our campus or at off-site locations in cohorts (referred to by us as professional studies students) or online, which has enabled us to increase enrollment to approximately 67,400 at June 30, 2016.

End-of-period enrollment increased 7.1% between June 30, 2016 and June 30, 2015, as ground enrollment increased 3.3% and online enrollment increased 7.5% over the prior year. Ground enrollment at June 30, 2016 only includes traditional-aged students that are taking Summer school classes, which is a small percentage of our total traditional-aged student body. As of March 31, 2106 ground enrollment had increased 17% over the prior year. The Spring semester ends near the end of April each year. We attribute the significant growth in our ground enrollment between years to our increasing brand recognition and the value proposition that our ground traditional campus affords to traditional-aged students and their parents. After scholarships, our ground traditional students pay tuition, room, board, and fees in an amount that is often half to a third of what it costs to attend a private, traditional university in another state and an amount comparable to what it costs to attend a public university. Our online students pay tuition and fees in an amount that is often less than the cost of other high service online programs such as ours. For example, our largest local competitor’s undergraduate tuition for online programs ranges from $490 to $553 per credit hour and its graduate tuition for online programs ranges from $492 to $852 per credit hour while our online tuition per credit hour ranges from $355 to $470 for undergraduate programs and $330 to $640 for graduate programs. There are online programs that are less expensive than ours but those programs generally do not provide the full level of support services that we provide to our students. Although our online enrollment continues to grow, as the proportion of traditional colleges and universities providing alternative learning modalities increases, we will face increasing competition for working adult students from such institutions, including those with well-established reputations for excellence. Net revenues increased 13.4% over the first six month of the prior year primarily due to the enrollment growth and due to an increase in ancillary revenues resulting from the increased traditional student enrollment (e.g. housing, food, etc.). We did not raise tuition in any of our programs for our 2014-2015 academic year. A tuition increase of approximately 1% was implemented for the majority of our online programs for our 2015-2016 academic year. We have not raised our tuition for our traditional ground programs in eight years. Operating income was $113.4 million for the six months ended June 30, 2016, an increase of 15.5% over the $98.2 million in operating income for the six months ended June 30, 2015.

The following is a summary of our student enrollment at June 30, 2016 and 2015 by degree type and by instructional delivery method:

	2016(1)		2015(1)
	# of Students	% of Total	# of Students	% of Total
Graduate degrees(2)	31,136	46.2%	28,224	44.8%
Undergraduate degree	36,288	53.8%	34,711	55.2%

Total	67,424	100.0%	62,935	100.0%

	2016(1)		2015(1)
	# of Students	% of Total	# of Students	% of Total
Online(3)	61,994	91.9%	57,681	91.7%
Ground(4)	5,430	8.1%	5,254	8.3%

Total	67,424	100.0%	62,935	100.0%

(1)	Enrollment at June 30, 2016 and 2015 represents individual students who attended a course during the last two months of the calendar quarter. Included in enrollment at June 30, 2016 and 2015 are students pursuing non-degree certificates of 1,048 and 858, respectively.
(2)	Includes 6,739 and 6,106 students pursuing doctoral degrees at June 30, 2016 and 2015, respectively.
(3)	As of June 30, 2016 and 2015, 48.6% and 47.2%, respectively, of our working adult students (online and professional studies students) were pursuing graduate degrees.
(4)	Includes both our traditional on-campus ground students attending Summer semester, as well as our professional studies students.

Critical Accounting Policies and Use of Estimates

Our critical accounting policies are disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2015. During the six months ended June 30, 2016, there have been no significant changes in our critical accounting policies.

Key Trends, Developments and Challenges

Certain key trends, developments and challenges facing the University are disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2015. Except as described below, during the six months ended June 30, 2016, there have been no significant changes in these trends. See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Key Trends, Developments and Challenges” in our Annual Report on Form 10-K for our fiscal year ended December 31, 2015, which is incorporated herein by reference.

Proposed Department of Education Regulations. In June 2016, the Department of Education issued a Notice of Proposed Rulemaking to establish a new federal standard and a process for determining whether a borrower has a defense to repayment on federal student loans based on an act or omission of a school. The proposed regulations, which, if adopted, could go into effect as early as July 1, 2017, would provide repayment relief to students in respect of student loans first disbursed after July 1, 2017 where: a school breaches contractual promises to a student; certain judgments are entered against a school related to the loan or the educational services after a contested proceeding; or the school makes substantial misrepresentations about the nature of its educational programs, financial charges or employability of graduates, or insubstantial misrepresentations where other factors are present, such as pressure to enroll quickly or taking advantage of students’ distress or lack of knowledge or sophistication. The proposed regulations would allow the Department of Education to identify and grant relief to groups of students where there are common facts, including students who have not requested relief, and would entitle the Department of Education to seek reimbursement from the school in most cases in respect of loans discharged under the new procedure.

In addition, the proposed regulations would automatically require a school to post a letter of credit in the amount of at least 10% of the school’s annual Title IV disbursements upon the occurrence of specified events such as the commencement of a major lawsuit by a state or federal government entity; the filing of a substantial number of borrower defense claims; a default by the school on its debt obligations; the failure of the school to satisfy the 90/10 Rule; and/or action by the school’s accreditor that could result in the school losing its accreditation. If a school experiences any of these triggers, the school would be required to warn prospective and current students that it has been required to provide enhanced financial protection to the Department of Education. The proposed regulations also would require disclosure by proprietary institutions to prospective and enrolled students if student loan repayment rates fall below specified levels.

Under the proposed regulations, the precise standards for student loan discharge may be unclear or subject to interpretation or Department of Education discretion in a manner that is adverse to us and not fully known or predictable in advance. In addition, certain of the potential adverse consequences could arise from actions or claims, such as the mere commencement of enforcement actions by state or federal government entities or the filing of student claims for debt relief, which ultimately are found to lack merit. Each of these consequences could materially and adversely affect our business or require us to change our practices and procedures in a manner that materially increases our costs and reduces our administrative effectiveness. In addition, our flexibility in responding to state or federal and certain private lawsuits may be materially reduced because of the possible significant ancillary consequences of an adverse judgment or finding.

Arizona Board of Nursing. In July 2016, the University filed notices of appeal and requested a hearing to set aside two Notices of Deficiency that were issued in June 2016 by the Arizona Board of Nursing with respect to the University’s Bachelor of Science in Nursing (“BSN”) and Advanced Practice Registered Nurse (“APRN”) programs. A Notice of Deficiency is not a disciplinary action, although if any issues raised in the notice are not satisfied, it can ultimately lead to disciplinary action. In its appeal, the University expresses its belief that the Arizona Board of Nursing failed to comply with applicable statutes and acted without authority in its review of its programs and subsequent decision to issue the Notices of Deficiency. A scheduling conference is expected to occur shortly with a hearing and decision expected within approximately six months. The University strongly believes in the quality of these two programs, has made significant investments in physical infrastructure to expand these programs in recent years, and is proud that it currently produces more than three times the number of licensed nurses as are produced by any other institution in Arizona. The University believes that the long history of its nursing program and its investment in, and commitment to, the success of its students, combined with the strong brand of the University’s nurses in the healthcare industry in Arizona, will ultimately lead to a positive outcome with respect to these matters.

Results of Operations

The following table sets forth income statement data as a percentage of net revenue for each of the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Net revenue	100.0%	100.0%	100.0%	100.0%
Operating expenses
Instructional costs and services	44.2	43.1	42.9	41.8
Admissions advisory and related	15.1	15.7	14.0	15.1
Advertising	11.6	10.5	10.3	10.4
Marketing and promotional	1.1	1.0	1.0	0.9
General and administrative	4.6	5.5	4.7	5.1

Total operating expenses	76.6	75.8	72.9	73.4

Operating income	23.4	24.2	27.1	26.6
Interest expense	(0.1)	(0.1)	(0.1)	(0.1)
Interest income and other income	0.1	0.1	0.5	0.1

Income before income taxes	23.5	24.2	27.6	26.6
Income tax expense	9.0	9.4	10.5	10.3

Net income	14.4	14.8	17.0	16.3

Three Months Ended June 30, 2016 Compared to Three Months Ended June 30, 2015

Net revenue. Our net revenue for the three months ended June 30, 2016 was $191.3 million, an increase of $16.6 million, or 9.5%, as compared to net revenue of $174.7 million for the three months ended June 30, 2015. This increase was primarily due to an increase in enrollment and, to a lesser extent, an increase in room and board and other student fees, partially offset by an increase in institutional scholarships. We did not raise tuition in any of our programs for our 2014-2015 academic year. A tuition increase of approximately 1% was implemented for the majority of our online programs in September 2015. We have not raised our tuition for our traditional ground program in eight years. End-of-period enrollment increased 7.1% between June 30, 2016 and June 30, 2015, as ground enrollment increased 3.3%, and online enrollment increased 7.5% over the prior year. The ground enrollment growth between years is primarily due to a slight increase in the number of our ground traditional students taking summer semester courses. Ground enrollment at June 30, 2016 only includes traditional-aged students that are taking Summer school classes which is a small percentage of our total traditional-aged student body. As of March 31, 2016 ground enrollment had increased 17% over the prior year. The Spring semester ends near the end of April each year. Although our online enrollment continues to grow, as the proportion of traditional colleges and universities providing alternative learning modalities increases, we will face increasing competition for working adult students from such institutions, including those with well-established reputations for excellence. The growth in revenue per student between years is primarily due to our residential traditional campus enrollment growing at a rate higher than our working adult enrollment. When factoring in room, board and fees, the revenue per student is higher for these students than for our working adult students.

Instructional costs and services expenses. Our instructional costs and services expenses for the three months ended June 30, 2016 were $84.6 million, an increase of $9.2 million, or 12.3%, as compared to instructional costs and services expenses of $75.4 million for the three months ended June 30, 2015. This increase was primarily due to increases in employee compensation and related expenses including share based compensation, faculty compensation, depreciation and amortization and occupancy expense, dues, fees and subscriptions and other instructional supplies, and other instructional compensation and related expenses, of $2.9 million, $1.5 million, $3.8 million, $0.8 million, and $0.2 million, respectively. The increase in employee compensation and related expenses and faculty compensation is primarily due to the increase in the number of staff and faculty needed to support the increasing number of students attending the University. In addition, we have incurred an increase in benefit costs between years. The increase in depreciation and amortization and occupancy costs is the result of our placing into service additional buildings to support the growing number of ground traditional students in the Fall of 2015. The increase in dues, fees, subscriptions and other instructional supplies is primarily due to increased licensing fees related to educational resources and increased food costs associated with a higher number of residential students. Our instructional costs and services expenses as a percentage of net revenue increased 1.1% to 44.2% for the three months ended June 30, 2016, from 43.1% for the three months ended June 30, 2015 primarily due to an increase in depreciation and occupancy expenses as a percentage of net revenue of 1.4% due to additional infrastructure needed to support the growing ground traditional student population. Bad debt expense decreased slightly to 1.8% of net revenue for the three months ended June 30, 2016, from 2.0% for the three months ended June 30, 2015, primarily due to a favorable collection experience with respect to our ground traditional students.

Admissions advisory and related expenses. Our admissions advisory and related expenses for the three months ended June 30, 2016 were $28.9 million, an increase of $1.5 million, or 5.5%, as compared to admissions advisory and related expenses of $27.4 million for the three months ended June 30, 2015. This increase is primarily the result of increases in employee compensation and related expenses including share based compensation and other advisory related expenses of $1.4 million and $0.1 million, respectively. The increase in employee compensation and related expenses is primarily due to increased headcount and an increase in benefit costs between years. Our admissions advisory and related expenses as a percentage of net revenue decreased 0.6% to 15.1% for the three months ended June 30, 2016, from 15.7% for the three months ended June 30, 2015 primarily due to our ability to leverage our admissions advisory personnel across an increasing revenue base.

Advertising expenses. Our advertising expenses for the three months ended June 30, 2016 were $22.1 million, an increase of $3.7 million, or 20.3%, as compared to advertising expenses of $18.4 million for the three months ended June 30, 2015. This increase is primarily the result of increased branding and expansion of our media advertising campaign. Our advertising expenses as a percentage of net revenue increased by 1.1% to 11.6% for the three months ended June 30, 2016, from 10.5% for the three months ended June 30, 2015.

Marketing and promotional expenses. Our marketing and promotional expenses for the three months ended June 30, 2016 were $2.1 million, an increase of $0.3 million, or 17.9%, as compared to marketing and promotional expenses of $1.8 million for the three months ended June 30, 2015. This increase is primarily the result of increases in other promotional expenses of $0.3 million. Our marketing and promotional expenses as a percentage of net revenue increased 0.1% to 1.1% for the three months ended June 30, 2016, from 1.0% for the three months ended June 30, 2015.

General and administrative expenses. Our general and administrative expenses for the three months ended June 30, 2016 were $8.8 million, a decrease of $0.7 million, or 7.6%, as compared to general and administrative expenses of $9.5 million for the three months ended June 30, 2015. This decrease was primarily due to decreases in legal and other professional costs of $0.8 million, partially offset by a slight increase in occupancy expenses of $0.1 million. Our general and administrative expenses as a percentage of net revenue decreased by 0.9% to 4.6% for the three months ended June 30, 2016, from 5.5% for the three months ended June 30, 2015 due to the decrease in legal and other professional costs and our ability to leverage the fixed cost structure of our general and administrative expenses across an increasing revenue base.

Interest expense. Interest expense for the three months ended June 30, 2016 was $0.2 million, an increase of $0.1 million, as compared to interest expense of $0.1 million for the three months ended June 30, 2015. This increase was primarily due to higher interest cost due to higher average borrowings. Our interest expense stayed flat as a percentage of net revenue at 0.1% for the three months ended June 30, 2016 and 2015.

Interest and other income. Interest and other income for the three months ended June 30, 2016 was $0.3 million, an increase of $0.2 million, as compared to interest and other income of $0.1 million in the three months ended June 30, 2015.

Income tax expense. Income tax expense for the three months ended June 30, 2016 was $17.3 million, an increase of $0.8 million, or 4.8%, as compared to income tax expense of $16.5 million for the three months ended June 30, 2015. Our effective tax rate was 38.4% during the second quarter of 2016 compared to 39.0% during the second quarter of 2015. Favorable variance in the effective tax rate year over year is primarily due to the continued phase-in of market sourcing for apportionment of Arizona sales and a 0.5% decrease in the Arizona corporate income tax rate.

Net income. Our net income for the three months ended June 30, 2016 was $27.6 million, an increase of $1.8 million, as compared to $25.8 million for the three months ended June 30, 2015, due to the factors discussed above.

Six Months Ended June 30, 2016 Compared to Six Months Ended June 30, 2015

Net revenue. Our net revenue for the six months ended June 30, 2016 was $418.2 million, an increase of $49.3 million, or 13.4%, as compared to net revenue of $368.9 million for the six months ended June 30, 2015. This increase was primarily due to an increase in enrollment and, to a lesser extent, an increase in room and board and other student fees, partially offset by an increase in institutional scholarships. We did not raise tuition in any of our programs for our 2014-2015 academic year. A tuition increase of approximately 1% was implemented for the majority of our online programs for our 2015-2016 academic year. We have not raised our tuition for our traditional ground program in eight years. End-of-period enrollment increased 7.1% between June 30, 2016 and June 30, 2015, as ground enrollment increased 3.3%, and online enrollment increased 7.5% over the prior year. The ground enrollment growth between years is primarily due to a slight increase in the number of our ground traditional students taking Summer semester courses. Ground enrollment at June 30, 2016 only includes traditional-aged students that are taking Summer school classes which is a small percentage of our total traditional-aged student body. As of March 31, 2016 ground enrollment had increased 17% over the prior year. The Spring semester ends near the end of April each year. Although our online enrollment continues to grow, as the proportion of traditional colleges and universities providing alternative learning modalities increases, we will face increasing competition for working adult students from such institutions, including those with well-established reputations for excellence. The growth in revenue per student between years is primarily due to our residential traditional campus enrollment growing at a rate higher than our working adult enrollment. When factoring in room, board and fees, the revenue per student is higher for these students than for our working adult students.

Instructional costs and services expenses. Our instructional costs and services expenses for the six months ended June 30, 2016 were $179.3 million, an increase of $25.3 million, or 16.4%, as compared to instructional costs and services expenses of $154.0 million for the six months ended June 30, 2015. This increase was primarily due to increases in employee compensation and related expenses including share based compensation, faculty compensation, depreciation and amortization and occupancy expense, dues, fees and subscriptions and other instructional supplies, and other instructional compensation and related expenses, of $7.4 million, $4.7 million, $7.1 million, $4.1 million, and $2.0 million, respectively. The increase in employee compensation and related expenses and faculty compensation is primarily due to the increase in the number of staff and faculty needed to support the increasing number of students attending the University. In addition, we have incurred an increase in benefit costs between years. The increase in depreciation and amortization and occupancy costs is the result of our placing into service additional buildings to support the growing number of ground traditional students in the Fall of 2015. The increase in dues, fees, subscriptions and other instructional supplies is primarily due to increased licensing fees related to educational resources and increased food costs associated with a higher number of residential students. Our instructional costs and services expenses as a percentage of net revenue increased 1.1% to 42.9% for the six months ended June 30, 2016, from 41.8% for the six months ended June 30, 2015 primarily due to an increase in depreciation and amortization and occupancy expense as a percentage of net revenue of 1.0% and an increase in dues, fees, subscriptions and other instructional supplies as a percentage of net revenue of 0.4% due to the low profit margin derived on food sales. Bad debt expense declined slightly to 1.9% from 2.0% in the prior year primarily due to favorable collections related to our ground students.

Admissions advisory and related expenses. Our admissions advisory and related expenses for the six months ended June 30, 2016 were $58.4 million, an increase of $2.7 million, or 4.9%, as compared to admissions advisory and related expenses of $55.7 million for the six months ended June 30, 2015. This increase is primarily the result of increases in employee compensation and related expenses including share based compensation and other advisory related expense of $2.6 million and $0.1 million, respectively. The increase in employee compensation and related expenses is primarily due to increased headcount and an increase in benefit costs between years. Our admissions advisory and related expenses as a percentage of net revenue decreased 1.1% to 14.0% for the six months ended June 30, 2016, from 15.1% for the six months ended June 30, 2015 primarily due to our ability to leverage our admissions advisory personnel across an increasing revenue base.

Advertising expenses. Our advertising expenses for the six months ended June 30, 2016 were $43.3 million, an increase of $4.8 million, or 12.5%, as compared to advertising expenses of $38.5 million for the six months ended June 30, 2015. This increase is primarily the result of increased branding and expansion of our media advertising campaign. Our advertising expenses as a percentage of net revenue decreased by 0.1% to 10.3% for the six months ended June 30, 2016, from 10.4% for the six months ended June 30, 2015.

Marketing and promotional expenses. Our marketing and promotional expenses for the six months ended June 30, 2016 were $4.3 million, an increase of $0.8 million, or 24.9%, as compared to marketing and promotional expenses of $3.5 million for the six months ended June 30, 2015. This increase is primarily the result of increases in employee compensation and related expenses including stock based compensation and other promotional expenses of $0.3 million and $0.5 million, respectively. Our marketing and promotional expenses as a percentage of net revenue increased 0.1% to 1.0% for the six months ended June 30, 2016, from 0.9% for the six months ended June 30, 2015.

General and administrative expenses. Our general and administrative expenses for the six months ended June 30, 2016 were $19.5 million, an increase of $0.6 million, or 3.2%, as compared to general and administrative expenses of $18.9 million for the six months ended June 30, 2015. This increase was primarily due to increases in employee compensation and related expenses including share based compensation and increases in other general and administrative expenses of $0.2 million and $0.4 million, respectively. Our general and administrative expenses as a percentage of net revenue decreased by 0.4% to 4.7% for the six months ended June 30, 2016, from 5.1% for the six months ended June 30, 2015 due to our ability to leverage the fixed costs structure of our general and administrative expenses across an increasing revenue base.

Interest expense. Interest expense for the six months ended June 30, 2016 and 2015 stayed flat at $0.5 million and as a percentage of net revenue at 0.1% for both the six months ended June 30, 2016 and 2015.

Interest and other income. Interest and other income for the six months ended June 30, 2016 was $2.3 million, an increase of $1.9 million, as compared to interest and other income of $0.4 million in the six months ended June 30, 2015. The increase was primarily due to the University’s proportional share of equity interest income of $1.8 million related to our ownership interest in LoudCloud in the first quarter of 2016.

Income tax expense. Income tax expense for the six months ended June 30, 2016 was $44.0 million, an increase of $5.8 million, or 15.3%, as compared to income tax expense of $38.2 million for the six months ended June 30, 2015. Our effective tax rate was 38.2% during the six months ended June 30, 2016 compared to 38.9% during the six months ended June 30, 2015. Favorable variance in the effective tax rate year over year is primarily due to the continued phase-in of market sourcing for apportionment of Arizona sales and a 0.5% decrease in the Arizona corporate income tax rate.

Net income. Our net income for the six months ended June 30, 2016 was $71.3 million, an increase of $11.3 million, as compared to $60.0 million for the six months ended June 30, 2015, due to the factors discussed above.

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

Liquidity and Capital Resources

Liquidity. We financed our operating activities and capital expenditures during the six months ended June 30, 2016 and 2015 primarily through cash provided by operating activities. Our unrestricted cash and cash equivalents and investments were $94.0 million and $106.4 million at June 30, 2016 and December 31, 2015, respectively. Our restricted cash, cash equivalents and investments at June 30, 2016 and December 31, 2015 were $70.8 million and $75.4 million, respectively. In December 2012, we entered into a new credit agreement, which increased our term loan to $100 million with a maturity date of December 2019. Additionally, this facility, as amended in January 2016, provides a revolving line of credit in the amount of $150 million through December 2017 to be utilized for working capital, capital expenditures and other general corporate purposes. Indebtedness under the credit facility is secured by our assets and is guaranteed by certain of our subsidiaries. $25.0 million was drawn on the revolver as of June 30, 2016.

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

Since the inception of our share repurchase program, the University has purchased 3.5 million shares of common stock at an aggregate cost of $75.0 million. During the six months ended June 30, 2016 the University repurchased 395,555 shares of common stock at an aggregate cost of $14.6 million. At June 30, 2016, there remains $100.0 million available under our share repurchase authorization.

Cash Flows

Operating Activities. Net cash provided by operating activities for the six months ended June 30, 2016 was $114.0 million as compared to $81.7 million for the six months ended June 30, 2015. The increase in cash generated from operating activities between the six months ended June 30, 2015 and the six months ended June 30, 2016 is primarily due to increased net income and the timing of employee related payments as well as changes in other working capital such as accrued liabilities.

Investing Activities. Net cash used in investing activities was $106.7 million and $94.7 million for the six months ended June 30, 2016 and 2015, respectively. Our cash used in investing activities was primarily related to the purchase of short-term investments and capital expenditures. In the first six months of 2016 and 2015 proceeds from the sale of short-term investments exceeded purchases by $31.4 million and $17.3 million, respectively. Capital expenditures were $115.6 million and $106.3 million for the six months ended June 30, 2016 and 2015, respectively. During the first six months of 2016, capital expenditures primarily consisted of ground campus building projects that started in late 2015 such as three more apartment style residence halls, a 170,000 square foot classroom building for our College of Science, Engineering and Technology, a student service center, and a fourth parking structure, as well as land purchases adjacent to or near our Phoenix campus, and purchases of computer equipment, other internal use software projects and furniture and equipment to support our increasing employee headcount. Included in off-site development during 2016 is $24.8 million primarily related to an off-site office building and parking garage that is in close proximity to our ground traditional campus. Employees that work in two leased office building in the Phoenix area will be consolidated into this new building when it is expected to be completed in late 2016. In addition, during the first six months of 2016, we received a $1.7 million distribution related to our ownership interest in LoudCloud upon its sale to a third party. During the six-month period for 2015, capital expenditures primarily consisted of ground campus building projects such as the construction of four additional dormitories, an additional classroom building for our College of Science, Engineering and Technology and a new parking structure to support our growing traditional student enrollment as well as purchases of computer equipment, other internal use software projects and furniture and equipment to support our increasing employee headcount. Included in off-site development for 2015 is $5.6 million we spent on the Maryvale Golf Course under a partnership agreement with the City of Phoenix. The revitalization was completed by the end of 2015 and the golf course is now known as Grand Canyon University Championship Golf Course.

Financing Activities. Net cash provided by financing activities was $14.2 million for the six months ended June 30, 2016. Net cash used in financing activities was $1.5 million for the six months ended June 30, 2015. During the six-month period for 2016, net cash provided by financing activities consisted of proceeds received from the revolving line of credit of $25.0 million, proceeds from the exercise of stock options of $7.0 million and excess tax benefits from share-based compensation of $5.5 million, partially offset by $14.6 million used to purchase treasury stock in accordance with the University’s share repurchase program and $4.6 million used to purchase common shares withheld in lieu of income taxes resulting from restricted share awards while principal payments on notes payable and capital leases totaled $3.8 million. During the six-month period for 2015, $4.2 million was used to purchase common shares withheld in lieu of income taxes resulting from restricted share awards and principal payments on notes payable and capital leases totaled $3.4 million, partially offset by proceeds from the exercise of stock options of $2.7 million and excess tax benefits from share-based compensation of $3.4 million.

Contractual Obligations

The following table sets forth, as of June 30, 2016, the aggregate amounts of our significant contractual obligations and commitments with definitive payment terms due in each of the periods presented (in millions):

		Payments Due by Period
	Total	Less than 1 Year (1)	2-3 Years	4-5 Years	More than 5 Years
Long term notes payable	$101.6	$28.3	$13.4	$59.9	$0.0
Capital lease obligations	0.5	0.1	0.3	0.1	0.0
Purchase obligations(2)	114.0	97.4	13.4	1.6	1.6
Operating lease obligations	18.0	2.6	7.5	6.1	1.8

Total contractual obligations	$234.1	$128.4	$34.6	$67.7	$3.4

(1)	Payments due in less than one year represent expected expenditures from July 1, 2016 through December 31, 2016.
(2)	The purchase obligation amounts include expected spending by period under contracts that were in effect at June 30, 2016.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have had or are reasonably likely to have a material current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Impact of inflation. We believe that inflation has not had a material impact on our results of operations for the six months ended June 30, 2016 or 2015. There can be no assurance that future inflation will not have an adverse impact on our operating results and financial condition.

Market risk. On February 27, 2013, we entered into an interest rate corridor to manage our 30 Day LIBOR interest exposure from the variable rate debt, which debt matures in December 2019. The corridor instrument, which hedges variable interest rate risk starting March 1, 2013 through December 20, 2019 with a notional amount of $76.7 million as of June 30, 2016, permits us to hedge our interest rate risk at several thresholds. Under this arrangement, in addition to the credit spread we will pay variable interest rates based on the 30 Day LIBOR rates monthly until that index reaches 1.5%. If 30 Day LIBOR is equal to 1.5% through 3.0%, we will continue to pay 1.5%. If 30 Day LIBOR exceeds 3.0%, we will pay actual 30 Day LIBOR less 1.5%.

Except with respect to the foregoing, we have no derivative financial instruments or derivative commodity instruments. We invest cash in excess of current operating requirements in short-term certificates of deposit and money market instruments in multiple financial institutions.

Interest rate risk. We manage interest rate risk through the instruments noted above and by investing excess funds in cash equivalents, A rated municipal bonds and municipal mutual funds bearing variable interest rates, which are tied to various market indices or individual bond coupon rates. Our future investment income may fall short of expectations due to changes in interest rates or we may suffer losses in principal if we are forced to sell securities that have declined in market value due to changes in interest rates. At June 30, 2016, a 10% increase or decrease in interest rates would not have a material impact on our future earnings, fair values, or cash flows. For information regarding our variable rate debt, see “Market risk” above.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective, as of June 30, 2016, in ensuring that material information relating to us required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in reports it files or submits under the Exchange Act is accumulated and communicated to management, including its principal executive officer or officers and principal financial officer or officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

Recent Sales of Unregistered Securities

None.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

Our Board of Directors has authorized the University to repurchase up to an aggregate of $175.0 million of common stock, from time to time, depending on market conditions and other considerations. The current expiration date on the repurchase authorization is December 31, 2017. Repurchases occur at the University’s discretion. Repurchases may be made in the open market or in privately negotiated transactions, pursuant to the applicable Securities and Exchange Commission rules. The amount and timing of future share repurchases, if any, will be made as market and business conditions warrant. During the six months ended June 30, 2016, we repurchased 395,555 shares of common stock at an aggregate cost of $14.6 million. At June 30, 2016, there remains $100.0 million available under our share repurchase authorization.

The following table sets forth our share repurchases of common stock and our share repurchases in lieu of taxes, which are not included in the repurchase plan totals as they were approved in conjunction with the restricted share awards, during each period in the second quarter of fiscal 2016:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Dollar Value of Shares That May Yet Be Purchased Under the Program
Share Repurchases
April 1, 2016 – April 30, 2016	—	$—	—	$100,000,000
May 1, 2016 – May 31, 2016	—	$—	—	$100,000,000
June 1, 2016 – June 30, 2016	—	$—	—	$100,000,000

Total	—	$—	—	$100,000,000

Tax Withholdings
April 1, 2016 – April 30, 2016	—	$—	—	$—
May 1, 2016 – May 31, 2016	1,238	$41.64	—	$—
June 1, 2016 – June 30, 2016	—	$—	—	$—

Total	1,238	$41.64	—	$—

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

None.

Item 5.	Other Information

None.

Item 6.	Exhibits

(a) Exhibits

Number	Description	Method of Filing

3.1	Amended and Restated Certificate of Incorporation.	Incorporated by reference to Exhibit 3.1 to Amendment No. 6 to the University’s Registration Statement on Form S-1 filed with the SEC on November 12, 2008.

3.2	Certificate of Amendment of Amended and Restated Certificate of Incorporation.	Incorporated by reference to Appendix A to University’s Definitive Proxy Statement filed with the SEC on April 29, 2016.

3.3	Third Amended and Restated Bylaws.	Incorporated by reference to Exhibit 3.1 to the University’s Current Report on Form 8-K filed with the SEC on October 29, 2014.

4.1	Specimen of Stock Certificate.	Incorporated by reference to Exhibit 4.1 to Amendment No. 2 to the University’s Registration Statement on Form S-1 filed with the SEC on September 29, 2008.

31.1	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

31.2	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. ††	Filed herewith.

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. ††	Filed herewith.

101.INS	XBRL Instance Document	Filed herewith.

101.SCH	XBRL Taxonomy Extension Schema	Filed herewith.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase	Filed herewith.

101.DEF	XBRL Taxonomy Extension Definition Linkbase	Filed herewith.

101.LAB	XBRL Taxonomy Extension Label Linkbase	Filed herewith.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase	Filed herewith.

††	This certification is being furnished solely to accompany this report pursuant to 18 U.S.C. Section 1350, and is not being filed for purposes of Section 18 of the Exchange Act, and is not to be incorporated by reference into any filings of the University, whether made before or after the date hereof, regardless of any general incorporation language in such filing.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GRAND CANYON EDUCATION, INC.

Date: August 4, 2016	By:	/s/ Daniel E. Bachus
Daniel E. Bachus
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

EXHIBIT INDEX

Number	Description	Method of Filing

3.1	Amended and Restated Certificate of Incorporation.	Incorporated by reference to Exhibit 3.1 to Amendment No. 6 to the University’s Registration Statement on Form S-1 filed with the SEC on November 12, 2008.

3.2	Certificate of Amendment of Amended and Restated Certificate of Incorporation.	Incorporated by reference to Appendix A to University’s Definitive Proxy Statement filed with the SEC on April 29, 2016.

3.3	Third Amended and Restated Bylaws.	Incorporated by reference to Exhibit 3.1 to the University’s Current Report on Form 8-K filed with the SEC on October 29, 2014.

4.1	Specimen of Stock Certificate.	Incorporated by reference to Exhibit 4.1 to Amendment No. 2 to the University’s Registration Statement on Form S-1 filed with the SEC on September 29, 2008.

31.1	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

31.2	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. ††	Filed herewith.

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. ††	Filed herewith.

101.INS	XBRL Instance Document	Filed herewith.

101.SCH	XBRL Taxonomy Extension Schema	Filed herewith.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase	Filed herewith.

101.DEF	XBRL Taxonomy Extension Definition Linkbase	Filed herewith.

101.LAB	XBRL Taxonomy Extension Label Linkbase	Filed herewith.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase	Filed herewith.

††	This certification is being furnished solely to accompany this report pursuant to 18 U.S.C. Section 1350, and is not being filed for purposes of Section 18 of the Exchange Act, and is not to be incorporated by reference into any filings of the University, whether made before or after the date hereof, regardless of any general incorporation language in such filing.