Form 10-Q
period 2016-09-30
Grand Canyon Education, Inc.
filed 2016-11-02
CIK 1434588

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

or

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

The total number of shares of common stock outstanding as of October 31, 2016, was 47,333,291.

GRAND CANYON EDUCATION, INC.

FORM 10-Q

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

GRAND CANYON EDUCATION, INC.

Consolidated Income Statements

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands, except per share data)	2016	2015	2016	2015
Net revenue	$210,444	$193,393	$628,681	$562,246
Costs and expenses:
Instructional costs and services	91,748	83,180	271,001	237,224
Admissions advisory and related, including $237 and $412 for the three months ended September 30, 2016 and 2015, respectively, and $803 and $1,406 for the nine months ended September 30, 2016 and 2015, respectively, to related parties	28,814	27,506	87,224	83,211
Advertising	23,896	19,360	67,152	57,810
Marketing and promotional	2,127	1,827	6,477	5,309
General and administrative	13,430	12,536	32,959	31,466
Lease termination costs	3,363	—	3,363	—

Total costs and expenses	163,378	144,409	468,176	415,020

Operating income	47,066	48,984	160,505	147,226
Interest expense	(344)	(313)	(831)	(834)
Interest and other income	(2,291)	201	50	585

Income before income taxes	44,431	48,872	159,724	146,977
Income tax expense	15,187	15,530	59,189	53,680

Net income	$29,244	$33,342	$100,535	$93,297

Earnings per share:
Basic income per share	$0.63	$0.72	$2.19	$2.03

Diluted income per share	$0.62	$0.70	$2.14	$1.97

Basic weighted average shares outstanding	46,231	46,063	45,953	45,956

Diluted weighted average shares outstanding	47,175	47,320	47,009	47,262

The accompanying notes are an integral part of these consolidated financial statements.

GRAND CANYON EDUCATION, INC.

Consolidated Statements of Comprehensive Income

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2016	2015	2016	2015
Net income	$29,244	$33,342	$100,535	$93,297
Other comprehensive income, net of tax:
Unrealized gains (losses) on available-for-sale securities, net of taxes of $88 and $74 for the three months ended September 30, 2016 and 2015, respectively, and $5 and $7 for the nine months ended September 30, 2016 and 2015, respectively	(142)	118	(6)	13
Unrealized gains (losses) on hedging derivatives, net of taxes of $2 and $154 for the three months ended September 30, 2016 and 2015, respectively, and $203 and $267 for the nine months ended September 30, 2016 and 2015, respectively	(4)	(257)	(328)	(432)

Comprehensive income	$29,098	$33,203	$100,201	$92,878

The accompanying notes are an integral part of these consolidated financial statements.

GRAND CANYON EDUCATION, INC.

Consolidated Balance Sheets

	September 30,	December 31,
(In thousands, except par value)	2016	2015
	(Unaudited)
ASSETS:
Current assets
Cash and cash equivalents	$75,143	$23,036
Restricted cash, cash equivalents and investments	69,328	75,384
Investments	49,654	83,364
Accounts receivable, net	10,362	8,298
Income tax receivable	5,923	3,952
Other current assets	21,713	20,863

Total current assets	232,123	214,897
Property and equipment, net	832,665	667,483
Prepaid royalties	3,133	3,355
Goodwill	2,941	2,941
Other assets	1,404	3,306

Total assets	$1,072,266	$891,982

LIABILITIES AND STOCKHOLDERS’ EQUITY:
Current liabilities
Accounts payable	$28,851	$34,149
Accrued compensation and benefits	22,653	17,895
Accrued liabilities	20,707	13,846
Income taxes payable	19	29
Student deposits	70,168	76,742
Deferred revenue	104,694	37,876
Due to related parties	183	675
Current portion of capital lease obligations	160	697
Current portion of notes payable	18,633	6,625

Total current liabilities	266,068	188,534
Capital lease obligations, less current portion	300	788
Other noncurrent liabilities	3,512	4,302
Deferred income taxes, noncurrent	17,321	14,855
Notes payable, less current portion	68,276	73,252

Total liabilities	355,477	281,731

Commitments and contingencies
Stockholders’ equity
Preferred stock, $0.01 par value, 10,000 shares authorized; 0 shares issued and outstanding at September 30, 2016 and December 31, 2015	—	—
Common stock, $0.01 par value, 100,000 shares authorized; 51,275 and 50,288 shares issued and 47,328 and 46,877 shares outstanding at September 30, 2016 and December 31, 2015, respectively	513	503
Treasury stock, at cost, 3,947 and 3,411 shares of common stock at September 30, 2016 and December 31, 2015, respectively	(89,341)	(69,332)
Additional paid-in capital	203,503	177,167
Accumulated other comprehensive loss	(823)	(489)
Retained earnings	602,937	502,402

Total stockholders’ equity	716,789	610,251

Total liabilities and stockholders’ equity	$1,072,266	$891,982

The accompanying notes are an integral part of these consolidated financial statements.

GRAND CANYON EDUCATION, INC.

Consolidated Statement of Stockholders’ Equity

(In thousands)

(Unaudited)

						Accumulated
					Additional	Other
	Common Stock		Treasury Stock		Paid-in	Comprehensive	Retained
	Shares	Par Value	Shares	Cost	Capital	Loss	Earnings	Total
Balance at December 31, 2015	50,288	$503	3,411	$(69,332)	$177,167	$(489)	$502,402	$610,251
Comprehensive income	—	—	—	—	—	(334)	100,535	100,201
Common stock purchased for treasury	—	—	416	(15,367)	—	—	—	(15,367)
Restricted shares forfeited	—	—	7	—	—	—	—	—
Share-based compensation	275	3	113	(4,642)	9,031	—	—	4,392
Exercise of stock options	712	7	—	—	10,009	—	—	10,016
Excess tax benefits	—	—	—	—	7,296	—	—	7,296

Balance at September 30, 2016	51,275	$513	3,947	$(89,341)	$203,503	$(823)	$602,937	$716,789

The accompanying notes are an integral part of these consolidated financial statements.

GRAND CANYON EDUCATION, INC.

Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended September 30,
(In thousands)	2016	2015
Cash flows provided by operating activities:
Net income	$100,535	$93,297
Adjustments to reconcile net income to net cash provided by operating activities:
Share-based compensation	9,034	8,423
Excess tax benefits from share-based compensation	(7,370)	(3,343)
Provision for bad debts	12,812	11,412
Depreciation and amortization	32,744	25,360
Deferred income taxes	2,132	(1,305)
Other, including fixed asset impairments	917	2,098
Changes in assets and liabilities:
Restricted cash, cash equivalents and investments	6,056	3,103
Accounts receivable	(14,876)	(13,307)
Prepaid expenses and other	327	(1,549)
Due to/from related parties	(492)	(21)
Accounts payable	(3,756)	1,400
Accrued liabilities and employee related liabilities	11,619	(1,181)
Income taxes receivable/payable	5,315	(791)
Deferred rent	(790)	(824)
Deferred revenue	66,818	49,844
Student deposits	(6,574)	(3,606)

Net cash provided by operating activities	214,451	169,010

Cash flows used in investing activities:
Capital expenditures	(157,584)	(160,223)
Purchases of land, building and golf course improvements related to off-site development	(41,876)	(9,483)
Proceeds received from note receivable	501	—
Return of equity method investment	1,749	—
Purchases of investments	(34,597)	(35,547)
Proceeds from sale or maturity of investments	65,807	52,315

Net cash used in investing activities	(166,000)	(152,938)

Cash flows provided by (used in) financing activities:
Principal payments on notes payable and capital lease obligations	(18,527)	(5,117)
Proceeds from draw on revolving line of credit	25,000	—
Debt issuance costs	(194)	—
Repurchase of common shares including shares withheld in lieu of income taxes	(20,009)	(4,230)
Excess tax benefits from share-based compensation	7,370	3,343
Net proceeds from exercise of stock options	10,016	2,871

Net cash provided by (used in) financing activities	3,656	(3,133)

Net increase in cash and cash equivalents	52,107	12,939
Cash and cash equivalents, beginning of period	23,036	65,238

Cash and cash equivalents, end of period	$75,143	$78,177

Supplemental disclosure of cash flow information
Cash paid for interest	$791	$849
Cash paid for income taxes	$50,826	$54,408
Supplemental disclosure of non-cash investing and financing activities
Purchases of property and equipment included in accounts payable	$10,735	$23,212
Purchases of equipment through capital lease obligations	$—	$1,257
Tax benefit of Spirit warrant intangible	$190	$190
Shortfall tax expense from share-based compensation	$264	$18

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

Restricted Cash, Cash Equivalents and Investments

A significant portion of the University’s revenue is received from federal and state governments on behalf of students who participate in government financial aid and assistance programs. Restricted cash, cash equivalents and investments primarily represent amounts received from the federal and state governments under various student aid grant and loan programs, such as Title IV. The University receives these funds subsequent to the completion of the authorization and disbursement process and holds them for the benefit of the student. The U.S. Department of Education (“Department of Education”) requires Title IV funds collected in advance of student billings to be restricted until the course begins. The University records all of these amounts as a current asset in restricted cash, cash equivalents and investments. The majority of these funds remains as restricted for an average of 60 to 90 days from the date of receipt.

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

On February 27, 2013, the University entered into an interest rate corridor to manage its 30 Day LIBOR interest exposure related to its variable rate debt. The fair value of the interest rate corridor instrument as of September 30, 2016 and December 31, 2015 was $205 and $728, respectively, which is included in other assets. The fair value of the derivative instrument was determined using a hypothetical derivative transaction and Level 2 of the hierarchy of valuation inputs. This derivative instrument was originally designated as a cash flow hedge of variable rate debt obligations. The adjustment of $531 and $699 for the nine months ended September 30, 2016 and 2015, respectively, for the effective portion of the loss on the derivatives is included as a component of other comprehensive income, net of taxes.

The interest rate corridor instrument reduces variable interest rate risk starting March 1, 2013 through December 20, 2019 with a notional amount of $75,000 as of September 30, 2016. The corridor instrument’s terms permits the University to hedge its interest rate risk at several thresholds; the University pays variable interest monthly based on the 30 Day LIBOR rates until that index reaches 1.5%. If 30 Day LIBOR is equal to 1.5% through 3.0%, the University pays 1.5%. If 30 Day LIBOR exceeds 3.0%, the University pays actual 30 Day LIBOR less 1.5%.

As of September 30, 2016, no derivative ineffectiveness was identified. Any ineffectiveness in the University’s derivative instrument designated as a hedge is reported in interest expense in the income statement. For the nine months ended September 30, 2016, $8 of credit risk was recorded as a reduction in interest expense for the interest rate corridor. At September 30, 2016, the University does not expect to reclassify gains or losses on derivative instruments from accumulated other comprehensive income (loss) into earnings during the next 12 months.

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

GRAND CANYON EDUCATION, INC.

Notes to Consolidated Financial Statements

(In thousands, except per share data)

(Unaudited)

Revenue Recognition

Net revenues consist primarily of tuition and fees derived from courses taught by the University online, on ground at its over 250-acre campus in Phoenix, Arizona, and at facilities it leases or those of employers, as well as from related educational resources that the University provides to its students, such as access to online materials. Tuition revenue and most fees from related educational resources are recognized pro-rata over the applicable period of instruction, net of scholarships provided by the University. For the nine months ended September 30, 2016 and 2015, the University’s revenue was reduced by approximately $123,112 and $114,660, respectively, as a result of scholarships that the University offered to students. The University maintains an institutional tuition refund policy, which provides for all or a portion of tuition to be refunded if a student withdraws during stated refund periods. Certain states in which students reside impose separate, mandatory refund policies, which override the University’s policy to the extent in conflict. If a student withdraws at a time when only a portion, or none, of the tuition is refundable, then in accordance with its revenue recognition policy, the University continues to recognize the tuition that was not refunded pro-rata over the applicable period of instruction. However, for students that have taken out financial aid to pay their tuition and for which a return of such money to the Department of Education is required as a result of his or her withdrawal, the University recognizes revenue after a student withdraws only at the time of cash collection. Sales tax collected from students is excluded from net revenues. Collected but unremitted sales tax is included as an accrued liability in the consolidated balance sheets. The University also charges online students an upfront learning management fee, which is deferred and recognized over the average expected term of a student. Costs that are direct and incremental to new online students are also deferred and recognized ratably over the average expected term of a student. Deferred revenue and student deposits in any period represent the excess of tuition, fees, and other student payments received as compared to amounts recognized as revenue on the income statement and are reflected as current liabilities in the accompanying consolidated balance sheet. The University’s educational programs have starting and ending dates that differ from its fiscal quarters. Therefore, at the end of each fiscal quarter, a portion of revenue from these programs is not yet earned. Other revenues may be recognized as sales occur or services are performed.

Allowance for Doubtful Accounts

The University records an allowance for doubtful accounts for estimated losses resulting from the inability, failure or refusal of its students to make required payments, which includes the recovery of financial aid funds advanced to a student for amounts in excess of the student’s cost of tuition and related fees. The University determines the adequacy of its allowance for doubtful accounts based on an analysis of its historical bad debt experience, current economic trends, the aging of the accounts receivable and student status. The University applies reserves to its receivables based upon an estimate of the risk presented by the age of the receivables and student status. The University writes off accounts receivable balances at the earlier of the time the balances are deemed uncollectible, or one year after the revenue is generated. The University accelerates the write off of inactive student accounts such that the accounts are written off by day 150. The University reflects accounts receivable with an offsetting allowance as long as management believes there is a reasonable possibility of collection. Bad debt expense is recorded as an instructional costs and services expense in the consolidated income statement.

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

Lease termination costs

In July 2016, the University notified a current landlord of its intent to vacate leased space by the end of the fourth quarter of 2016. As part of that notification, the University was required to pay a termination fee to its landlord of $3,363 which was recorded as an expense in the third quarter of 2016. The new lease termination date is in July 2017. At the date the University vacates the space, it will expense the remaining amounts due under the lease net of remaining deferred rent. We estimate this amount to be $300.

Commitments and Contingencies

The University accrues for contingent obligations when it is probable that a liability has been incurred and the amount is reasonably estimable. When the University becomes aware of a claim or potential claim, the likelihood of any loss exposure is assessed. If it is probable that a loss will result and the amount of the loss is reasonably estimable, the University records a liability for the estimated loss. If the loss is not probable or the amount of the potential loss is not reasonably estimable, the University will disclose the claim if the likelihood of a potential loss is reasonably possible and the amount of the potential loss could be material. Estimates that are particularly sensitive to future changes include tax, legal, and other regulatory matters, which are subject to change as events evolve, and as additional information becomes available during the administrative and litigation process. The University expenses legal fees as incurred.

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

In March 2016, the FASB issued “Compensation – Stock Compensation: Improvements to Employee Share-Based Payment Accounting.” The standard is intended to simplify several areas of accounting for share-based compensation arrangements, including the income tax impact, classification on the statement of cash flows and forfeitures. While aimed at reducing the cost and complexity of the accounting for share-based payments, the amendments are expected to significantly impact net income, earnings per share and the statement of cash flows as discussed further in Item 2 of this Form 10-Q. This standard is effective for fiscal years, and interim periods within those years, beginning after December 15, 2016, and early adoption is permitted. Accordingly, the University will adopt this update as of January 1, 2017 using the prospective method.

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

3. Investments

The following is a summary of amounts included in restricted and unrestricted investments as of September 30, 2016 and December 31, 2015. The University considered all investments as available for sale.

	As of September 30, 2016
	Adjusted Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Estimated Fair Value
Municipal securities	$49,749	$10	$(105)	$49,654
Municipal bond mutual fund	$56,031	$—	$(173)	$55,858

Total restricted and unrestricted investments	$105,780	$10	$(278)	$105,512

	As of December 31, 2015
	Adjusted Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Estimated Fair Value
Municipal securities	$83,507	$26	$(169)	$83,364
Municipal bond mutual fund	$55,720	$—	$(115)	$55,605

Total restricted and unrestricted investments	$139,227	$26	$(284)	$138,969

The cash flows of municipal securities are backed by the issuing municipality’s credit worthiness. All municipal securities are due in one year or less as of September 30, 2016. For the nine months ended September 30, 2016, the net unrealized losses on available-for-sale securities was $166, net of taxes.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Denominator:
Basic weighted average shares outstanding	46,231	46,063	45,953	45,956
Effect of dilutive stock options and restricted stock	944	1,257	1,056	1,306

Diluted weighted average shares outstanding	47,175	47,320	47,009	47,262

Diluted weighted average shares outstanding exclude the incremental effect of shares that would be issued upon the assumed exercise of stock options and vesting of restricted stock. For the nine months ended September 30, 2016 and 2015, approximately 458 and 373, respectively, of the University’s stock options outstanding were excluded from the calculation of diluted earnings per share as their inclusion would have been anti-dilutive. These options and restricted stock awards could be dilutive in the future.

5. Allowance for Doubtful Accounts

	Balance at Beginning of Period	Charged to Expense	Deductions(1)	Balance at End of Period
Nine months ended September 30, 2016	$5,137	12,812	(11,766)	$6,183
Nine months ended September 30, 2015	$6,472	11,412	(12,089)	$5,795

(1)	Deductions represent accounts written off, net of recoveries.

6. Property and Equipment

Property and equipment consist of the following:

	September 30, 2016	December 31, 2015
Land	$126,046	$103,280
Land improvements	21,573	13,389
Buildings	501,208	392,754
Buildings and leasehold improvements	94,300	72,494
Equipment under capital leases	5,943	6,467
Computer equipment	101,409	91,225
Furniture, fixtures and equipment	56,021	51,352
Internally developed software	28,826	25,996
Other	1,176	1,099
Construction in progress	70,720	54,506

	1,007,222	812,562
Less accumulated depreciation and amortization	(174,557)	(145,079)

Property and equipment, net	$832,665	$667,483

7. Commitments and Contingencies

Leases

The University leases certain land, buildings and equipment under non-cancelable operating leases expiring at various dates through 2022. Future minimum lease payments under operating leases due each year are as follows at September 30, 2016:

2016 (remaining three months)	$1,209
2017	3,007
2018	884
2019	422
2020	413
Thereafter	460

Total minimum payments	$6,395

GRAND CANYON EDUCATION, INC.

Notes to Consolidated Financial Statements

(In thousands, except per share data)

(Unaudited)

Total rent expense and related taxes and operating expenses under operating leases for the nine months ended September 30, 2016 and 2015 were $5,282 and $5,837, respectively.

Legal Matters

From time to time, the University is a party to various lawsuits, claims, and other legal proceedings that arise in the ordinary course of business, some of which are covered by insurance. When the University is aware of a claim or potential claim, it assesses the likelihood of any loss or exposure. If it is probable that a loss will result and the amount of the loss is reasonably estimable, the University records a liability for the loss. If the loss is not probable or the amount of the loss is not reasonably estimable, the University discloses the nature of the specific claim if the likelihood of a potential loss is reasonably possible and the amount involved could be material. With respect to the majority of pending litigation matters, the University’s ultimate legal and financial responsibility, if any, cannot be estimated with certainty and, in most cases, any potential losses related to those matters are not considered probable.

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

8. Share-Based Compensation

Incentive Plan

Restricted Stock

During the nine months ended September 30, 2016, the University granted 264 shares of common stock with a service vesting condition to certain of its executives, officers, faculty and employees. The restricted shares have voting rights and vest in five annual installments of 20%, with this first installment vesting in March of the calendar year following the date of grant (the “first vesting date”) and on each of the four anniversaries of the first vesting date. Upon vesting, shares will be held in lieu of taxes equivalent to the minimum statutory tax withholding required to be paid when the restricted stock vests. During the nine months ended September 30, 2016, the University withheld 113 shares of common stock in lieu of taxes at a cost of $4,642 on the restricted stock vesting dates. In June 2016, the University granted 11 shares of common stock to certain of the non-employee members of the University’s board of directors. The restricted shares granted to these directors have voting rights and vest on the earlier of (a) the one year anniversary of the date of grant or (b) immediately prior to the following year’s annual stockholders’ meeting.

A summary of the activity related to restricted stock granted under the University’s 2008 Equity Incentive Plan (“Incentive Plan”) since December 31, 2015 is as follows:

	Total Shares	Weighted Average Grant Date Fair Value per Share
Outstanding as of December 31, 2015	1,056	$34.30
Granted	275	$44.46
Vested	(325)	$30.44
Forfeited, canceled or expired	(7)	$38.09

Outstanding as of September 30, 2016	999	$38.33

GRAND CANYON EDUCATION, INC.

Notes to Consolidated Financial Statements

(In thousands, except per share data)

(Unaudited)

Stock Options

During the nine months ended September 30, 2016, no options were granted. A summary of the activity related to stock options granted under the University’s Incentive Plan since December 31, 2015 is as follows:

	Summary of Stock Options Outstanding
	Total Shares	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value ($)(1)
Outstanding as of December 31, 2015	2,220	$14.71
Granted	—	$—
Exercised	(712)	$14.07
Forfeited, canceled or expired	(2)	$19.23

Outstanding as of September 30, 2016	1,506	$15.01	3.18	$38,215

Exercisable as of September 30, 2016	1,499	$14.97	3.16	$38,117

Available for issuance as of September 30, 2016	1,802

(1)	Aggregate intrinsic value represents the value of the University’s closing stock price on September 30, 2016 ($40.39) in excess of the exercise price multiplied by the number of shares underlying options outstanding or exercisable, as applicable.

Share-based Compensation Expense

The table below outlines share-based compensation expense for the nine months ended September 30, 2016 and 2015 related to restricted stock and stock options granted:

	2016	2015
Instructional costs and services	$5,462	$5,054
Admissions advisory and related expenses	169	143
Marketing and promotional	92	140
General and administrative	3,311	3,086

Share-based compensation expense included in operating expenses	9,034	8,423
Tax effect of share-based compensation	(3,614)	(3,369)

Share-based compensation expense, net of tax	$5,420	$5,054

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

To participate in the Title IV programs, an institution must be authorized to offer its programs of instruction by the relevant agency of the state in which it is located, accredited by an accrediting agency recognized by the Department of Education and certified as eligible by the Department of Education. The Department of Education will certify an institution to participate in the Title IV programs only after the institution has demonstrated compliance with the Higher Education Act and the Department of Education’s extensive regulations regarding institutional eligibility. An institution must also demonstrate its compliance to the Department of Education on an ongoing basis. As of September 30, 2016, management believes the University is in compliance with the applicable regulations in all material respects.

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

GRAND CANYON EDUCATION, INC.

Notes to Consolidated Financial Statements

(In thousands, except per share data)

(Unaudited)

10. Treasury Stock

The Board of Directors has authorized the University to repurchase up to $175,000 in aggregate of common stock, from time to time, depending on market conditions and other considerations. The current expiration date on the repurchase authorization is December 31, 2017. Repurchases occur at the University’s discretion. Repurchases may be made in the open market or in privately negotiated transactions, pursuant to the applicable Securities and Exchange Commission rules. The amount and timing of future share repurchases, if any, will be made as market and business conditions warrant. Since its initial approval of the share repurchase plan in 2011, the University has purchased 3,491 shares of common stock at an aggregate cost of $75,782, which includes 416 shares of common stock at an aggregate cost of $15,367 for the nine months ended September 30, 2016, which are recorded at cost in the accompanying September 30, 2016 consolidated balance sheet and statement of stockholders’ equity. At September 30, 2016, there remained $99,218 available under its share repurchase authorization. Shares repurchased in lieu of taxes are not included in the repurchase plan totals as they were approved in conjunction with the restricted share awards.

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

Overview

We are a comprehensive regionally accredited university that offers over 200 graduate and undergraduate degree programs and certificates across nine colleges both online and on ground at our over 250-acre campus in Phoenix, Arizona, at leased facilities and at facilities owned by third party employers of our students. We are committed to providing an academically rigorous educational experience with a focus on professionally relevant programs that meet the objectives of our students. Our undergraduate programs are designed to be innovative and meet the future needs of employers, while providing students with the needed critical thinking and effective communication skills developed through a Christian-oriented, liberal arts foundation. We offer master and doctoral degrees in contemporary fields that are designed to provide students with the capacity for transformational leadership in their chosen industry, emphasizing the immediate relevance of theory, application, and evaluation to promote personal and organizational change. We utilize an integrated, innovative approach to marketing, recruiting, and retaining both traditional-aged students attending on our campus in Phoenix, Arizona and working adult students attending on our campus or at off-site locations in cohorts (referred to by us as professional studies students) or online, which has enabled us to increase enrollment to approximately 82,400 at September 30, 2016.

End-of-period enrollment increased 9.8% between September 30, 2016 and September 30, 2015, as ground enrollment increased 12.4% and online enrollment increased 9.1% over the prior year. We attribute the significant growth in our ground enrollment between years to our increasing brand recognition and the value proposition that our ground traditional campus affords to traditional-aged students and their parents. After scholarships, our ground traditional students pay tuition, room, board, and fees in an amount that is often half to a third of what it costs to attend a private, traditional university in another state and an amount comparable to what it costs to attend a public university. Our online students pay tuition and fees in an amount that is often less than the cost of other high service online programs such as ours. For example, our largest local competitor’s undergraduate tuition for online programs ranges from $490 to $553 per credit hour and its graduate tuition for online programs ranges from $492 to $1,132 per credit hour while our online tuition per credit hour ranges from $355 to $470 for undergraduate programs and $330 to $640 for graduate programs. There are online programs that are less expensive than ours but those programs generally do not provide the full level of support services that we provide to our students. Although our online enrollment continues to grow, as the proportion of traditional colleges and universities providing alternative learning modalities increases, we will face increasing competition for working adult students from such institutions, including those with well-established reputations for excellence. Net revenues increased 11.8% over the first nine months of the prior year primarily due to the enrollment growth and due to an increase in ancillary revenues resulting from the increased traditional student enrollment (e.g. housing, food, etc.). We did not raise tuition in any of our programs for our 2014-2015 or 2016-2017 academic years. A tuition increase of approximately 1% was implemented for the majority of our online programs for our 2015-2016 academic year. We have not raised our tuition for our traditional ground programs in eight years. Operating income was $160.5 million for the nine months ended September 30, 2016, an increase of 9.0% over the $147.2 million in operating income for the nine months ended September 30, 2015.

The following is a summary of our student enrollment at September 30, 2016 and 2015 by degree type and by instructional delivery method:

	2016(1)		2015(1)
	# of Students	% of Total	# of Students	% of Total
Graduate degrees(2)	33,337	40.4%	29,302	39.0%
Undergraduate degree	49,085	59.6%	45,771	61.0%

Total	82,422	100.0%	75,073	100.0%

	2016(1)		2015(1)
	# of Students	% of Total	# of Students	% of Total
Online(3)	65,038	78.9%	59,600	79.4%
Ground(4)	17,384	21.1%	15,473	20.6%

Total	82,422	100.0%	75,073	100.0%

(1)	Enrollment at September 30, 2016 and 2015 represents individual students who attended a course during the last two months of the calendar quarter. Included in enrollment at September 30, 2016 and 2015 are students pursuing non-degree certificates of 932 and 716, respectively.
(2)	Includes 7,213 and 6,259 students pursuing doctoral degrees at September 30, 2016 and 2015, respectively.
(3)	As of September 30, 2016 and 2015, 49.3% and 47.5%, respectively, of our working adult students (online and professional studies students) were pursuing graduate degrees.
(4)	Includes both our traditional on-campus ground students and our professional studies students.

Critical Accounting Policies and Use of Estimates

Our critical accounting policies are disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2015. During the nine months ended September 30, 2016, there have been no significant changes in our critical accounting policies.

Key Trends, Developments and Challenges

The key trends, developments and challenges facing the University are disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2015. During the nine months ended September 30, 2016, there have been no significant changes in these trends. See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Key Trends, Developments and Challenges” in our Annual Report on Form 10-K for our fiscal year ended December 31, 2015, which is incorporated herein by reference.

Gainful Employment. Under the Higher Education Act, proprietary schools are eligible to participate in Title IV programs in respect of educational programs that lead to “gainful employment in a recognized occupation,” with the limited exception of qualified programs leading to a bachelor’s degree in liberal arts. Historically, this concept has not been defined in detail. In October 2014, the Department of Education published final regulations, effective July 1, 2015, on the metrics for determining whether an academic program prepares students for gainful employment in a recognized occupation. This rule establishes requirements related to the debt to earnings ratio of graduates of our programs, and sets additional disclosure requirements for students. Under the final regulations, which apply on a program-by-program basis, students enrolled in a program will be eligible for Title IV student financial aid only if that program satisfies at least one of two tests relating to student debt service-to-earnings ratios. The two tests specify minimum debt service-to-earnings ratios calculated on the basis of the earnings of program graduates. One test measures student loan debt service as a percentage of total earnings, and is calculated by comparing (1) the annual loan payment required on the median student loan debt incurred by students receiving Title IV funds who completed a particular program and (2) the higher of the mean or median of those graduates’ annual earnings two to four years after graduation. The other test measures student loan debt service as a percentage of discretionary earnings and is calculated by comparing (1) the annual loan payment required on the median student loan debt incurred by students receiving Title IV funds who completed a particular program and (2) the higher of the mean or median annual earnings of those graduates two to four years after graduation, less 1.5 times the government issued Poverty Guideline. Under the new gainful employment regulation, a program would pass if:

•	the annual loan payment required on the median student loan debt is less than or equal to 8% of the higher of the mean or median annual earnings of graduates in the relevant period; or

•	the annual loan payment required on the median student loan debt is less than or equal to 20% of the discretionary income of graduates in the relevant period.

In addition, a program that does not pass either of the debt-to-earnings metrics, and that has an annual earnings rate between 8% and 12%, or a discretionary income rate between 20% and 30%, would be considered to be in the “Zone”. A program would fail if the program’s graduates have an annual earnings rate of 12% or greater and a discretionary income rate of 30% or greater. A program would become Title IV-ineligible for three years if it fails both metrics for two out of three consecutive years, or is in the Zone (or fails) for four consecutive award years. In the first four years that the debt-to-earnings metrics are calculated under the rule (award years 2014-15, 2015-16, 2016-17, and 2017-18), if a program would be failing or in the Zone based on the typical approach to calculating debt-to-earnings metrics, transitional debt-to-earnings rates would be calculated using the most currently available yearly earnings two years after graduation and the annual loan payments of students who completed the program in the most recently completed award year. Transitional rates will be used to assess the program if they are lower than what the rates would be under the normal calculation. This allows programs that promptly lower tuition and fees to realize the benefit of their changes.

If an institution is notified by the Secretary of Education that a program could become ineligible, based on its final rates, for the next award year:

•	The institution must provide a warning with respect to the program to students and prospective students indicating, among other things, that students may not be able to use Title IV funds to attend or continue in the program; and

•	The institution must not enroll, register or enter into a financial commitment with a prospective student until a specified time after providing the warning to the prospective student.

On October 20, 2016, the Department issued to institutions draft debt-to-earnings rates for the first gainful employment debt measurement year and certain underlying data used to calculate those rates. According to the Department’s draft rates, none of the University’s programs fail. The draft rates did indicate that four current degree programs are in the Zone. The Company is currently analyzing the underlying data provided, and has until December 7, 2016, to appeal any inaccuracies it finds in the draft metrics. The Department has indicated that the final rates will be made public in January 2017.

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

We believe we successfully submitted the certifications required for all pre-existing programs prior to the December 31, 2015 deadline for doing so.

The new regulation also requires institutions to report student and program level data to the Department, and comply with additional disclosure requirements beginning in January 2017.

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

Final Proposed Department of Education Regulations. In October 2016, the Department of Education announced the final regulations relating to a new federal standard and a process for determining whether a borrower has a defense to repayment on federal student loans based on an act or omission of a school. The new regulations, which largely go into effect as of July 1, 2017, will provide repayment relief to students in respect of student loans first disbursed after July 1, 2017 where: a school breaches contractual promises to a student; certain judgments are entered against a school related to the loan or the educational services after a contested proceeding; or the school makes substantial misrepresentations about the nature of its educational programs, financial charges or employability of graduates, or insubstantial misrepresentations where other factors are present, such as pressure to enroll quickly or taking advantage of students’ distress or lack of knowledge or sophistication. The regulations will allow the Department of Education to identify and grant relief to groups of students where there are common facts, including students who have not requested relief, and will entitle the Department of Education to seek reimbursement from the school in most cases in respect of loans discharged under the new procedure. Schools will be completely barred from requiring, or even asking, students to agree to settle future disputes through arbitration.

In addition, the final regulations will automatically require a school to post a letter of credit in the amount of at least 10% of the school’s annual Title IV disbursements upon the occurrence of specified events such as the commencement of a major lawsuit by a state or federal government entity; the filing of a substantial number of borrower defense claims; a default by the school on its debt obligations; the failure of the school to satisfy the 90/10 Rule; and/or action by the school’s accreditor that could result in the school losing its accreditation. If a school experiences any of these triggers, the school will be required to warn prospective and current students that it has been required to provide enhanced financial protection to the Department of Education. The final regulations also will require disclosure by proprietary institutions to prospective and enrolled students if student loan repayment rates fall below specified levels.

Under the final regulations, the precise standards for student loan discharge may be unclear or subject to interpretation or Department of Education discretion in a manner that is adverse to us and not fully known or predictable in advance. In addition, certain of the potential adverse consequences could arise from actions or claims, such as the mere commencement of enforcement actions by state or federal government entities or the filing of student claims for debt relief, which ultimately are found to lack merit. Each of these consequences could materially and adversely affect our business or require us to change our practices and procedures in a manner that materially increases our costs and reduces our administrative effectiveness. In addition, our flexibility in responding to state or federal and certain private lawsuits may be materially reduced because of the possible significant ancillary consequences of an adverse judgment or finding.

Arizona Board of Nursing. In July 2016, the University filed notices of appeal and requested a hearing to set aside two Notices of Deficiency that were issued in June 2016 by the Arizona Board of Nursing (the “Board”) with respect to the University’s Bachelor of Science in Nursing (“BSN”) and Advanced Practice Registered Nurse (“APRN”) programs. At the request of Board staff, the Board voted in September 2016 to rescind its Notices of Deficiency, and indicated that it would continue its investigation and return the matter to the Board at its November 2016 meeting for further consideration. The University cannot predict the outcome of the November 2016 Board meeting. A Notice of Deficiency is not a disciplinary action, although if any issues raised in a notice are not satisfied, it can ultimately lead to disciplinary action. The University strongly believes in the quality of these two programs, has made significant investments in physical infrastructure to expand these programs in recent years, and is proud that it currently produces more than three times the number of licensed nurses as are produced by any other institution in Arizona. The University believes that the long history of its nursing program and its investment in, and commitment to, the success of its students, combined with the strong brand of the University’s nurses in the healthcare industry in Arizona, will ultimately lead to a positive outcome with respect to these matters.

Results of Operations

The following table sets forth income statement data as a percentage of net revenue for each of the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Net revenue	100.0%	100.0%	100.0%	100.0%
Operating expenses
Instructional costs and services	43.6	43.0	43.1	42.2
Admissions advisory and related	13.7	14.2	13.9	14.8
Advertising	11.4	10.0	10.7	10.3
Marketing and promotional	1.0	0.9	1.0	0.9
General and administrative	6.4	6.5	5.2	5.6
Lease termination costs	1.6	0.0	0.5	0.0

Total operating expenses	77.6	74.7	74.5	73.8

Operating income	22.4	25.3	25.5	26.2
Interest expense	(0.2)	(0.2)	(0.1)	(0.1)
Interest income and other income	(1.1)	0.1	0.0	0.1

Income before income taxes	21.1	25.3	25.4	26.1
Income tax expense	7.2	8.0	9.4	9.5

Net income	13.9	17.2	16.0	16.6

Three Months Ended September 30, 2016 Compared to Three Months Ended September 30, 2015

Net revenue. Our net revenue for the three months ended September 30, 2016 was $210.4 million, an increase of $17.0 million, or 8.8%, as compared to net revenue of $193.4 million for the three months ended September 30, 2015. This increase was primarily due to an increase in enrollment and, to a lesser extent, an increase in room and board and other student fees, partially offset by an increase in institutional scholarships. We did not raise tuition in any of our programs for our 2016-2017 academic year. A tuition increase of approximately 1% was implemented for the majority of our online programs in September 2015. We have not raised our tuition for our traditional ground program in eight years. End-of-period enrollment increased 9.8% between September 30, 2016 and September 30, 2015, as ground enrollment increased 12.4%, and online enrollment increased 9.1% over the prior year. The majority of the ground enrollment growth between the third quarter of 2015 and the third quarter of 2016 is due to an increase in the number of residential students at our ground traditional campus in Phoenix, Arizona. Although our online enrollment continues to grow, as the proportion of traditional colleges and universities providing alternative learning modalities increases, we will face increasing competition for working adult students from such institutions, including those with well-established reputations for excellence. The decrease in revenue per student between years is primarily due to the timing of the traditional campus semester calendar between years such that the Fall semester began five days later in August in 2016 than in 2015. We estimate this had the effect of moving $4.9 million of revenue from the third quarter to the fourth quarter. Excluding this impact, revenue per student increased between years primarily due to our residential traditional campus enrollment growing at a rate higher than our working adult enrollment. When factoring in room, board and fees, the revenue per student is higher for these students than for our working adult students.

Instructional costs and services expenses. Our instructional costs and services expenses for the three months ended September 30, 2016 were $91.7 million, an increase of $8.5 million, or 10.3%, as compared to instructional costs and services expenses of $83.2 million for the three months ended September 30, 2015. This increase was primarily due to increases in employee compensation and related expenses including share based compensation, faculty compensation, depreciation and amortization and occupancy expense, bad debt expense, and dues, fees, subscriptions and other instructional supplies, of $1.4 million, $1.8 million, $4.2 million, $0.8 million, and $0.3 million, respectively. The increase in employee compensation and related expenses and faculty compensation is primarily due to the increase in the number of staff and faculty needed to support the increasing number of students attending the University. The increase in depreciation and amortization and occupancy costs is the result of our placing into service additional buildings to support the growing number of ground traditional students in the Fall of 2016. The increase in dues, fees, subscriptions and other instructional supplies is primarily due to increased licensing fees related to educational resources and increased food costs associated with a higher number of residential students. Our instructional costs and services expenses as a percentage of net revenue increased 0.6% to 43.6% for the three months ended September 30, 2016, from 43.0% for the three months ended September 30, 2015 primarily due to an increase in depreciation and occupancy expenses as a percentage of net revenue of 1.5% due to additional infrastructure needed to support the growing ground traditional student population, partially offset by decreases in employee compensation and other instructional costs and services expenses. Bad debt expense increased slightly from 2.1% for the three months ended September 30, 2015 to 2.3% for the three months ended September 30, 2016 primarily due to timing of third quarter starts.

Admissions advisory and related expenses. Our admissions advisory and related expenses for the three months ended September 30, 2016 were $28.8 million, an increase of $1.3 million, or 4.8%, as compared to admissions advisory and related expenses of $27.5 million for the three months ended September 30, 2015. This increase is primarily the result of increases in employee compensation and related expenses including share based compensation of $1.6 million, partially offset by a decrease in other advisory related expenses of $0.3 million. The increase in employee compensation and related expenses is primarily due to increased headcount between years. Our admissions advisory and related expenses as a percentage of net revenue decreased 0.5% to 13.7% for the three months ended September 30, 2016, from 14.2% for the three months ended September 30, 2015 primarily due to our ability to leverage our admissions advisory personnel across an increasing revenue base.

Advertising expenses. Our advertising expenses for the three months ended September 30, 2016 were $23.9 million, an increase of $4.5 million, or 23.4%, as compared to advertising expenses of $19.4 million for the three months ended September 30, 2015. This increase is primarily the result of increased branding and expansion of our media advertising campaign. Our advertising expenses as a percentage of net revenue increased by 1.4% to 11.4% for the three months ended September 30, 2016, from 10.0% for the three months ended September 30, 2015.

Marketing and promotional expenses. Our marketing and promotional expenses for the three months ended September 30, 2016 were $2.1 million, an increase of $0.3 million, or 16.4%, as compared to marketing and promotional expenses of $1.8 million for the three months ended September 30, 2015. This increase is primarily the result of increases in other promotional expenses of $0.3 million. Our marketing and promotional expenses as a percentage of net revenue increased 0.1% to 1.0% for the three months ended September 30, 2016, from 0.9% for the three months ended June 30, 2015.

General and administrative expenses. Our general and administrative expenses for the three months ended September 30, 2016 were $13.4 million, an increase of $0.9 million, or 7.1%, as compared to general and administrative expenses of $12.5 million for the three months ended September 30, 2015. This increase was primarily due to an increase in our contributions made in lieu of state income taxes to school sponsoring organizations from $2.8 million in the three months ended September 30, 2015 to $4.0 million for the three months ended September 30, 2016, partially offset by a decrease in legal, audit and corporate insurance expense of $0.5 million. Our general and administrative expenses as a percentage of net revenue decreased by 0.1% to 6.4% for the three months ended September 30, 2016, from 6.5% for the three months ended September 30, 2015 due to our ability to leverage the fixed cost structure of our general and administrative expenses across an increasing revenue base, partially offset by the increased contributions made to school sponsoring organizations.

Lease termination costs. In July 2016, we notified a current landlord of our intent to vacate leased space by the fourth quarter of 2016. As a result, we were required to pay a termination fee to terminate the lease resulting in $3.4 million of expense in the three months ended September 30, 2016.

Interest expense. Interest expense for the three months ended September 30, 2016 and 2015 was $0.3 million. Our interest expense stayed flat as a percentage of net revenue at 0.2% for the three months ended September 30, 2016 and 2015.

Interest and other income. Interest and other income for the three months ended September 30, 2016 was a loss of $2.3 million, a decrease of $2.5 million, as compared to interest and other income of $0.2 million in the three months ended September 30, 2015. The decrease was primarily due to an impairment charge of an investment recorded in the third quarter of 2016.

Income tax expense. Income tax expense for the three months ended September 30, 2016 was $15.2 million, a decrease of $0.3 million, or 2.2%, as compared to income tax expense of $15.5 million for the three months ended September 30, 2015. Our effective tax rate was 34.2% during the third quarter of 2016 compared to 31.8% during the third quarter of 2015. The variance in the effective tax rate year over year is primarily due to a favorable discrete item recorded in the third quarter of 2015, partially offset by a higher contribution in lieu of state income taxes to school sponsoring organizations in the third quarter of 2016 of $4.0 million as compared to the $2.8 million contribution made in the third quarter of 2015. The effective tax rates for both quarters were lower than our annual effective tax rate due to the contributions made in lieu of state income taxes to school sponsoring organizations.

Net income. Our net income for the three months ended September 30, 2016 was $29.2 million, a decrease of $4.1 million, as compared to $33.3 million for the three months ended September 30, 2015, due to the factors discussed above.

Nine Months Ended September 30, 2016 Compared to Nine Months Ended September 30, 2015

Net revenue. Our net revenue for the nine months ended September 30, 2016 was $628.7 million, an increase of $66.5 million, or 11.8%, as compared to net revenue of $562.2 million for the nine months ended September 30, 2015. This increase was primarily due to an increase in enrollment and, to a lesser extent, an increase in room and board and other student fees, partially offset by an increase in institutional scholarships. We did not raise tuition in any of our programs for our 2016-2017 academic year. A tuition increase of approximately 1% was implemented for the majority of our online programs for our 2015-2016 academic year. We have not raised our tuition for our traditional ground program in eight years. End-of-period enrollment increased 9.8% between September 30, 2016 and September 30, 2015, as ground enrollment increased 12.4%, and online enrollment increased 9.1% over the prior year. The majority of the ground enrollment growth between the third quarter of 2015 and the third quarter of 2016 is due to an increase in the number of residential students at our ground traditional campus in Phoenix, Arizona. Although our online enrollment continues to grow, as the proportion of traditional colleges and universities providing alternative learning modalities increases, we will face increasing competition for working adult students from such institutions, including those with well-established reputations for excellence.

Instructional costs and services expenses. Our instructional costs and services expenses for the nine months ended September 30, 2016 were $271.0 million, an increase of $33.8 million, or 14.2%, as compared to instructional costs and services expenses of $237.2 million for the nine months ended September 30, 2015. This increase was primarily due to increases in employee compensation and related expenses including share based compensation, faculty compensation, depreciation and amortization and occupancy expense, dues, fees and subscriptions and other instructional supplies, and other instructional costs and services, of $8.8 million, $6.4 million, $11.3 million, $4.6 million, and $2.7 million, respectively. The increase in employee compensation and related expenses and faculty compensation is primarily due to the increase in the number of staff and faculty needed to support the increasing number of students attending the University. In addition, we have incurred an increase in benefit costs between years. The increase in depreciation and amortization and occupancy costs is the result of our placing into service additional buildings to support the growing number of ground traditional students in the Fall of 2016. The increase in dues, fees, subscriptions and other instructional supplies is primarily due to increased licensing fees related to educational resources and increased food costs associated with a higher number of residential students. Our instructional costs and services expenses as a percentage of net revenue increased 0.9% to 43.1% for the nine months ended September 30, 2016, from 42.2% for the nine months ended September 30, 2015 primarily due to an increase in depreciation and amortization and occupancy expense as a percentage of net revenue of 1.1% due to additional infrastructure needed to support the growing ground traditional student population. Bad debt expense stayed flat at 2.0% of net revenue for both years.

Admissions advisory and related expenses. Our admissions advisory and related expenses for the nine months ended September 30, 2016 were $87.2 million, an increase of $4.0 million, or 4.8%, as compared to admissions advisory and related expenses of $83.2 million for the nine months ended September 30, 2015. This increase is primarily the result of increases in employee compensation and related expenses including share based compensation of $4.2 million, partially offset by a decrease in other advisory related expense of $0.2 million. The increase in employee compensation and related expenses is primarily due to increased headcount and an increase in benefit costs between years. Our admissions advisory and related expenses as a percentage of net revenue decreased 0.9% to 13.9% for the nine months ended September 30, 2016, from 14.8% for the nine months ended September 30, 2015 primarily due to our ability to leverage our admissions advisory personnel across an increasing revenue base.

Advertising expenses. Our advertising expenses for the nine months ended September 30, 2016 were $67.2 million, an increase of $9.4 million, or 16.2%, as compared to advertising expenses of $57.8 million for the nine months ended September 30, 2015. This increase is primarily the result of increased branding and expansion of our media advertising campaign. Our advertising expenses as a percentage of net revenue increased by 0.4% to 10.7% for the nine months ended September 30, 2016, from 10.3% for the nine months ended September 30, 2015.

Marketing and promotional expenses. Our marketing and promotional expenses for the nine months ended September 30, 2016 were $6.5 million, an increase of $1.2 million, or 22.0%, as compared to marketing and promotional expenses of $5.3 million for the nine months ended September 30, 2015. This increase is primarily the result of increases in employee compensation and related expenses including stock based compensation and other promotional expenses of $0.4 million and $0.8 million, respectively. Our marketing and promotional expenses as a percentage of net revenue increased 0.1% to 1.0% for the nine months ended September 30, 2016, from 0.9% for the nine months ended September 30, 2015.

General and administrative expenses. Our general and administrative expenses for the nine months ended September 30, 2016 were $33.0 million, an increase of $1.5 million, or 4.7%, as compared to general and administrative expenses of $31.5 million for the nine months ended September 30, 2015. This increase was primarily due to increases in employee compensation and related expenses including share based compensation of $0.5 million and an increase in our contributions made in lieu of state income taxes to school sponsoring organizations from $2.8 million in the nine months ended September 30, 2015 to $4.0 million for the nine months ended September 30, 2016, partially offset by a $0.2 million decrease in other general and administrative expenses. Our general and administrative expenses as a percentage of net revenue decreased by 0.4% to 5.2% for the nine months ended September 30, 2016, from 5.6% for the nine months ended September 30, 2015 due to our ability to leverage the fixed costs structure of our general and administrative expenses across an increasing revenue base, partially offset by the increased contributions made to school sponsoring organizations.

Lease termination costs. In July 2016, we notified a current landlord of our intent to vacate leased space by the fourth quarter of 2016. As a result, we were required to pay a termination fee to terminate the lease resulting in $3.4 million of expense in the nine months ended September 30, 2016.

Interest expense. Interest expense for the nine months ended September 30, 2016 and 2015 stayed flat at $0.8 million and as a percentage of net revenue at 0.1% for both the nine months ended September 30, 2016 and 2015.

Interest and other income. Interest and other income for the nine months ended September 30, 2016 was $0.1 million, a decrease of $0.5 million, as compared to interest and other income of $0.6 million in the nine months ended September 30, 2015. The decrease was primarily due to an impairment charge of an investment of $2.5 million included in the third quarter of 2016, partially offset by the proportional share of equity interest income of $1.8 million related to our ownership interest in LoudCloud in the first quarter of 2016.

Income tax expense. Income tax expense for the nine months ended September 30, 2016 was $59.2 million, an increase of $5.5 million, or 10.3%, as compared to income tax expense of $53.7 million for the nine months ended September 30, 2015. Our effective tax rate was 37.1% during the nine months ended September 30, 2016 compared to 36.5% during the nine months ended September 30, 2015. The variance in the effective tax rate year over year is primarily due to a favorable discrete state tax adjustment reflected in the third quarter of 2015, partially offset by a higher contribution in lieu of state income taxes to school sponsoring organizations in the third quarter of 2016 of $4.0 million as compared to the $2.8 million contribution made in the third quarter of 2015.

Net income. Our net income for the nine months ended September 30, 2016 was $100.5 million, an increase of $7.2 million, as compared to $93.3 million for the nine months ended September 30, 2015, due to the factors discussed above.

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

Liquidity and Capital Resources

Liquidity. We financed our operating activities and capital expenditures during the nine months ended September 30, 2016 and 2015 primarily through cash provided by operating activities. Our unrestricted cash and cash equivalents and investments were $124.8 million and $106.4 million at September 30, 2016 and December 31, 2015, respectively. Our restricted cash, cash equivalents and investments at September 30, 2016 and December 31, 2015 were $69.3 million and $75.4 million, respectively. In December 2012, we entered into a new credit agreement, which increased our term loan to $100 million with a maturity date of December 2019. Additionally, this facility, as amended in January 2016, provides a revolving line of credit in the amount of $150 million through December 2017 to be utilized for working capital, capital expenditures and other general corporate purposes. Indebtedness under the credit facility is secured by our assets and is guaranteed by certain of our subsidiaries. $12.0 million was drawn on the revolver as of September 30, 2016, which was repaid in October 2016.

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

Since the inception of our share repurchase program, the University has purchased 3.5 million shares of common stock at an aggregate cost of $75.8 million. During the nine months ended September 30, 2016 the University repurchased 0.4 million shares of common stock at an aggregate cost of $15.4 million. At September 30, 2016, there remains $99.2 million available under our share repurchase authorization.

Recent Accounting Pronouncement

In March 2016, the FASB issued “Compensation – Stock Compensation: Improvements to Employee Share-Based Payment Accounting.” The standard is intended to simplify several areas of accounting for share-based compensation arrangements, including the income tax impact, classification on the statement of cash flows and forfeitures. While aimed at reducing the cost and complexity of the accounting for share-based payments, the amendments are expected to significantly impact net income, earnings per share and the statement of cash flows. This standard is effective for fiscal years, and interim periods within those years, beginning after December 15, 2016, and early adoption is permitted. Accordingly, the University will adopt this update as of January 1, 2017 using the prospective method.

As part of the new guidance, entities will be required to record the income tax impact of the difference between the share based compensation expense for book and the amount deducted on the income tax return when awards vest or are settled within the income statement as part of income tax expense rather than current practice to record the difference as part of additional paid-in-capital (APIC) and will eliminate the requirement that excess tax benefits be realized on an income tax return prior to recognition in the financial statements. The University has evaluated the impact of adoption and based on the current stock prices, the University may have excess tax benefits after adoption (approximately equal to the excess tax benefit recorded in 2016), which will be reflected as a discrete item in the period the award vests or the options are exercised. Our restricted stock vests in March each year so the favorable benefit is projected to primarily impact the first quarter each year. Additionally, the guidance requires entities to present excess tax benefits as an operating activity on the statement of cash flows rather than current practice as a financing activity. Accordingly, in the first quarter of 2017, based on the current stock price, we anticipate our operating cash flows will increase and our financial cash flows will decrease upon our adoption of the standard. We will restate our prior period cash flows to be comparable to the required presentation. The University will make an accounting policy election to recognize forfeitures as they occur with no estimate of forfeitures applied to expense recognition. The University believes the cumulative-effect adjustment will be immaterial upon adoption. The new standard simplifies the minimum statutory tax withholding requirements for employers who withhold shares upon settlement of an award on behalf of an employee to cover tax obligations by allowing an entity to withhold an amount up to the employees’ maximum individual tax rate in the relevant jurisdiction without resulting in liability classification of the award. As a result, the University expects some employees will elect a higher tax withholding and this may slightly increase our shares repurchased in lieu of income taxes in future periods. Finally, as a result of the excess tax benefit changes in the computation of our treasury stock method dilution computations, we are anticipating a slightly higher calculation for diluted securities and we will provide our dilution estimates similar to prior years in our fourth quarter 2016 with our full year earnings outlook for 2017.

Cash Flows

Operating Activities. Net cash provided by operating activities for the nine months ended September 30, 2016 was $214.5 million as compared to $169.0 million for the nine months ended September 30, 2015. The increase in cash generated from operating activities between the nine months ended September 30, 2015 and the nine months ended September 30, 2016 is primarily due to increased net income, increased depreciation and amortization, and the timing of employee related payments as well as changes in other working capital such as accrued liabilities and deferred revenue.

Investing Activities. Net cash used in investing activities was $166.0 million and $152.9 million for the nine months ended September 30, 2016 and 2015, respectively. Our cash used in investing activities was primarily related to the purchase of short-term investments and capital expenditures. In the first nine months of 2016 and 2015 proceeds from the sale of short-term investments exceeded purchases by $31.2 million and $16.8 million, respectively. Capital expenditures were $157.6 million and $160.2 million for the nine months ended September 30, 2016 and 2015, respectively. During the first nine months of 2016, capital expenditures primarily consisted of ground campus building projects that started in late 2015 such as three more apartment style residence halls, a 170,000 square foot classroom building for our College of Science, Engineering and Technology, a student service center, and a fourth parking structure, as well as land purchases adjacent to or near our Phoenix campus, and purchases of computer equipment, other internal use software projects and furniture and equipment to support our increasing employee headcount. Included in off-site development during 2016 is $41.9 million primarily related to an off-site office building and parking garage that is in close proximity to our ground traditional campus. Employees that work in two leased office building in the Phoenix area will be consolidated into this new building when it is expected to be completed in late 2016. In addition, during the first nine months of 2016, we received a $1.7 million distribution related to our ownership interest in LoudCloud upon its sale to a third party. During the nine-month period for 2015, capital expenditures primarily consisted of ground campus building projects such as the construction of four additional dormitories, an additional classroom building for our College of Science, Engineering and Technology and a new parking structure to support our growing traditional student enrollment as well as purchases of computer equipment, other internal use software projects and furniture and equipment to support our increasing employee headcount. Included in off-site development for 2015 is $9.5 million we spent on the Maryvale Golf Course under a partnership agreement with the City of Phoenix and an off-site office building and parking garage that is in close proximity to our ground traditional campus. The revitalization was completed by the end of 2015 and the golf course is now known as Grand Canyon University Championship Golf Course.

Financing Activities. Net cash provided by financing activities was $3.7 million for the nine months ended September 30, 2016. Net cash used in financing activities was $3.1 million for the nine months ended September 30, 2015. During the nine-month period for 2016, net cash provided by financing activities consisted of proceeds received from the revolving line of credit of $25.0 million, proceeds from the exercise of stock options of $10.0 million and excess tax benefits from share-based compensation of $7.4 million, partially offset by $15.4 million used to purchase treasury stock in accordance with the University’s share repurchase program and $4.6 million used to purchase common shares withheld in lieu of income taxes resulting from restricted share awards while principal payments on notes payable, repayments on our revolving line of credit and capital lease payments totaled $18.5 million. During the nine-month period for 2015, $4.2 million was used to purchase common shares withheld in lieu of income taxes resulting from restricted share awards and principal payments on notes payable and capital leases totaled $5.1 million, partially offset by proceeds from the exercise of stock options of $2.9 million and excess tax benefits from share-based compensation of $3.3 million.

Contractual Obligations

The following table sets forth, as of September 30, 2016, the aggregate amounts of our significant contractual obligations and commitments with definitive payment terms due in each of the periods presented (in millions):

		Payments Due by Period
	Total	Less than 1 Year (1)	2-3 Years	4-5 Years	More than 5 Years
Long term notes payable	$86.9	$13.7	$13.3	$59.9	$0.0
Capital lease obligations	0.5	0.1	0.3	0.1	0.0
Purchase obligations(2)	62.1	35.0	22.1	3.2	1.8
Operating lease obligations(3)	6.4	1.2	3.9	0.8	0.5

Total contractual obligations	$155.9	$50.0	$39.6	$64.0	$2.3

(1)	Payments due in less than one year represent expected expenditures from October 1, 2016 through December 31, 2016.
(2)	The purchase obligation amounts include expected spending by period under contracts that were in effect at September 30, 2016.
(3)	The decrease in future operating lease obligations from amounts disclosed previously is primarily due to a lease termination as we terminated a lease to relocate employees near our ground campus.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have had or are reasonably likely to have a material current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Impact of inflation. We believe that inflation has not had a material impact on our results of operations for the nine months ended September 30, 2016 or 2015. There can be no assurance that future inflation will not have an adverse impact on our operating results and financial condition.

Market risk. On February 27, 2013, we entered into an interest rate corridor to manage our 30 Day LIBOR interest exposure from the variable rate debt, which debt matures in December 2019. The corridor instrument, which hedges variable interest rate risk starting March 1, 2013 through December 20, 2019 with a notional amount of $75.0 million as of September 30, 2016, permits us to hedge our interest rate risk at several thresholds. Under this arrangement, in addition to the credit spread we will pay variable interest rates based on the 30 Day LIBOR rates monthly until that index reaches 1.5%. If 30 Day LIBOR is equal to 1.5% through 3.0%, we will continue to pay 1.5%. If 30 Day LIBOR exceeds 3.0%, we will pay actual 30 Day LIBOR less 1.5%.

Except with respect to the foregoing, we have no derivative financial instruments or derivative commodity instruments. We invest cash in excess of current operating requirements in short-term certificates of deposit and money market instruments in multiple financial institutions.

Interest rate risk. We manage interest rate risk through the instruments noted above and by investing excess funds in cash equivalents, BB and above rated municipal bonds and municipal mutual funds bearing variable interest rates, which are tied to various market indices or individual bond coupon rates. Our future investment income may fall short of expectations due to changes in interest rates or we may suffer losses in principal if we are forced to sell securities that have declined in market value due to changes in interest rates. At September 30, 2016, a 10% increase or decrease in interest rates would not have a material impact on our future earnings, fair values, or cash flows. For information regarding our variable rate debt, see “Market risk” above.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective, as of September 30, 2016, in ensuring that material information relating to us required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in reports it files or submits under the Exchange Act is accumulated and communicated to management, including its principal executive officer or officers and principal financial officer or officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

Recent Sales of Unregistered Securities

None.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

Our Board of Directors has authorized the University to repurchase up to an aggregate of $175.0 million of common stock, from time to time, depending on market conditions and other considerations. The current expiration date on the repurchase authorization is December 31, 2017. Repurchases occur at the University’s discretion. Repurchases may be made in the open market or in privately negotiated transactions, pursuant to the applicable Securities and Exchange Commission rules. The amount and timing of future share repurchases, if any, will be made as market and business conditions warrant. During the nine months ended September 30, 2016, we repurchased 0.4 million shares of common stock at an aggregate cost of $15.4 million. At September 30, 2016, there remains $99.2 million available under our share repurchase authorization.

The following table sets forth our share repurchases of common stock and our share repurchases in lieu of taxes, which are not included in the repurchase plan totals as they were approved in conjunction with the restricted share awards, during each period in the third quarter of fiscal 2016:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Dollar Value of Shares That May Yet Be Purchased Under the Program
Share Repurchases
July 1, 2016 – July 31, 2016	20,000	$39.12	20,000	$99,200,000
August 1, 2016 – August 31, 2016	—	$—	—	$99,200,000
September 1, 2016 – September 30, 2016	—	$—	—	$99,200,000

Total	20,000	$39.12	20,000	$99,200,000

Tax Withholdings
July 1, 2016 – July 31, 2016	—	$—	—	$—
August 1, 2016 – August 31, 2016	—	$—	—	$—
September 1, 2016 – September 30, 2016	—	$—	—	$—

Total	—	$—	—	$—

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

None.

Item 5.	Other Information

None.

Item 6.	Exhibits

(a) Exhibits

Number	Description	Method of Filing

3.1	Amended and Restated Certificate of Incorporation.	Incorporated by reference to Exhibit 3.1 to Amendment No. 6 to the University’s Registration Statement on Form S-1 filed with the SEC on November 12, 2008.

3.2	Certificate of Amendment of Amended and Restated Certificate of Incorporation.	Incorporated by reference to Appendix A to University’s Definitive Proxy Statement filed with the SEC on April 29, 2016.

3.3	Third Amended and Restated Bylaws.	Incorporated by reference to Exhibit 3.1 to the University’s Current Report on Form 8-K filed with the SEC on October 29, 2014.

4.1	Specimen of Stock Certificate.	Incorporated by reference to Exhibit 4.1 to Amendment No. 2 to the University’s Registration Statement on Form S-1 filed with the SEC on September 29, 2008.

31.1	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

31.2	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. ††	Filed herewith.

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. ††	Filed herewith.

101.INS	XBRL Instance Document	Filed herewith.

101.SCH	XBRL Taxonomy Extension Schema	Filed herewith.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase	Filed herewith.

101.DEF	XBRL Taxonomy Extension Definition Linkbase	Filed herewith.

101.LAB	XBRL Taxonomy Extension Label Linkbase	Filed herewith.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase	Filed herewith.

††	This certification is being furnished solely to accompany this report pursuant to 18 U.S.C. Section 1350, and is not being filed for purposes of Section 18 of the Exchange Act, and is not to be incorporated by reference into any filings of the University, whether made before or after the date hereof, regardless of any general incorporation language in such filing.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GRAND CANYON EDUCATION, INC.

Date: November 2, 2016	By:	/s/ Daniel E. Bachus
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