Form 10-K
period 2016-12-31
Grand Canyon Education, Inc.
filed 2017-02-16
CIK 1434588

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2016

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act).    Yes  ☐    No  ☒

The total number of shares of common stock outstanding as of February 10, 2017 was 47,742,773.

As of June 30, 2016, the last business day of the registrant’s most recently completed second fiscal quarter, the registrant’s common stock was listed on the NASDAQ Global Market. As of June 30, 2016, the aggregate market value of the registrant’s common stock held by non-affiliates was approximately $1.8 billion.

DOCUMENTS INCORPORATED BY REFERENCE

Certain portions of the registrant’s Definitive Proxy Statement for its 2017 Annual Meeting of Stockholders (which is expected to be filed with the Commission within 120 days after the end of the registrant’s 2016 fiscal year) are incorporated by reference into Part III of this Report.

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

Forward-looking statements should not be read as a guarantee of future performance or results, and will not necessarily be accurate indications of the times at, or by, which such performance or results will be achieved. Forward-looking statements are based on information available at the time those statements are made or management’s good faith belief as of that time with respect to future events, and are subject to risks and uncertainties that could cause actual performance or results to differ materially from those expressed in or suggested by the forward-looking statements. Important factors that could cause such differences include, but are not limited to:

•	our failure to comply with the extensive regulatory framework applicable to our industry, including Title IV of the Higher Education Act and the regulations thereunder, state laws and regulatory requirements, and accrediting commission requirements;

•	the ability of our students to obtain federal Title IV funds, state financial aid, and private financing;

•	potential damage to our reputation or other adverse effects as a result of negative publicity in the media, in the industry or in connection with governmental reports or investigations or otherwise, affecting us or other companies in the for-profit postsecondary education sector;

•	risks associated with changes in applicable federal and state laws and regulations and accrediting commission standards, including pending rulemaking by the Department of Education;

•	competition from other universities in our geographic region and market sector, including competition for students, qualified executives and other personnel;

•	our ability to properly manage risks and challenges associated with strategic initiatives, including the expansion of our campus, potential acquisitions of, or investments in, new businesses, acquisitions of new properties, or the development of new campuses;

•	our ability to hire and train new, and develop and train existing employees and faculty;

•	the pace of growth of our enrollment;

•	our ability to convert prospective students to enrolled students and to retain active students;

•	our success in updating and expanding the content of existing programs and developing new programs in a cost-effective manner or on a timely basis;

•	industry competition, including competition for qualified executives and other personnel;

•	risks associated with the competitive environment for marketing our programs;

•	failure on our part to keep up with advances in technology that could enhance the online experience for our students;

•	the extent to which obligations under our credit agreement, including the need to comply with restrictive and financial covenants and to pay principal and interest payments, limits our ability to conduct our operations or seek new business opportunities;

•	our ability to manage future growth effectively;

•	general adverse economic conditions or other developments that affect the job prospects of our students; and

•	other factors discussed under the headings “Risk Factors,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” “Business,” and “Regulation.”

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

Overview

We are a comprehensive regionally accredited university that offers over 200 graduate and undergraduate degree programs and certificates across nine colleges both online and on ground at our over 260 acre campus in Phoenix, Arizona, at leased facilities and at facilities owned by third party employers of our students. We are committed to providing an academically rigorous educational experience with a focus on professionally relevant programs that meet the objectives of our students. Our undergraduate programs are designed to be innovative and meet the future needs of employers, while providing students with the needed critical thinking and effective communication skills developed through a Christian-oriented, liberal arts foundation. We offer master’s and doctoral degrees in contemporary fields that are designed to provide students with the capacity for transformational leadership in their chosen industry, emphasizing the immediate relevance of theory, application, and evaluation to promote personal and organizational change. We believe the growing brand of the University and the value proposition for both traditional aged students attending on our campus in Phoenix, Arizona and working adult students attending on our campus or at off-site locations in cohorts (referred to by us as professional studies students) or online, has enabled us to increase enrollment to approximately 81,900 students at December 31, 2016. At December 31, 2016, 78.9% of our students were enrolled in our online programs, and, of our working adult students (online and professional studies students), 49.5% were pursuing master’s or doctoral degrees.

We define working adults as students age 25 or older who are pursuing a degree while employed. As of December 31, 2016, 86.5% of our online and professional studies students were age 25 or older. We believe that working adults are attracted to the convenience and flexibility of our online programs because they can study and interact with faculty and classmates during times that suit their schedules. We also believe that working adults, particularly those who have some college experience, represent an attractive student population because they are better able to more readily recognize the benefits of a postsecondary degree, have higher persistence and completion rates than other students, and to finance their education generally.

In 2016, we continued to increase the number of students in attendance at our expanding traditional ground campus. We attribute the significant growth in our enrollment to our increasing brand recognition and the value proposition that our ground traditional campus affords to traditional-aged students and their parents. After scholarships, our ground traditional students pay for tuition, room, board, and fees, often half to a third of what it costs to attend a private, traditional university in another state and an amount comparable to what it costs to attend a public university. We plan to continue increasing enrollment growth for our traditional campus over the next few years, and seek to have 19,000 traditional ground students in attendance at the beginning of our 2017-2018 academic year. In November 2012, we accepted an invitation to become a member of the Division I Western Athletic Conference beginning with the 2013-2014 academic year, and in 2013 we began the four-year process to reclassify our NCAA membership from Division II to Division I. During the reclassification process we are considered a Division I university and are playing full conference schedules but are ineligible to compete for national championships which, for example, precludes us from playing in the end-of-year NCAA basketball tournament during that period of time.

We continue to experience growth in enrollment, net revenue, and operating income over the last several years. Our enrollment at December 31, 2016 was approximately 81,900, representing an increase of approximately 9.9% over our enrollment at December 31, 2015. Our net revenue and operating income for the year ended December 31, 2016 were $873.3 million and $237.2 million, respectively, representing increases of 12.2% and 12.8%, respectively, over the year ended December 31, 2015. Our net revenue and operating income for the year ended December 31, 2015 were $778.2 million and $210.4 million, respectively, representing increases of 12.6% and 16.3%, respectively, over the year ended December 31, 2014. We seek to achieve continued growth in a manner that reinforces our reputation for providing academically rigorous, professionally relevant educational programs that advance the educations and careers of our students.

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

Our Approach to Academic Quality

Some of the key elements that we focus on to promote a high level of academic quality include:

•	Academically rigorous, professionally relevant curricula. We prepare learners to become global citizens, critical thinkers, effective communicators and responsible leaders by providing an academically challenging, values-based curriculum from the context of our Christian heritage. We create academically rigorous curricula that are designed to enable all students to gain the foundational knowledge, professional competencies, and demonstrable skills required to be successful in their chosen fields. Our curriculum is designed and delivered by faculty and industry-specific subject-matter experts who are committed to high quality, rigorous education and professional preparedness. We design our curricula to address specific objectives that pre-career and working-adult students need and are seeking. Through this combination, we believe that we produce graduates that can compete with integrity and become leaders in their chosen fields.

•	Qualified faculty. We demonstrate our commitment to high quality education by hiring qualified faculty with relevant practical experience. Substantially all of our current faculty members hold at least a master’s degree in their respective fields and approximately 47% of our faculty members of record are doctorate prepared. Further, the University has implemented a full time faculty model for online course instruction. In 2016, almost all of the online first year courses were taught by an online, full time faculty member. We believe the presence of a full time faculty member in the classroom for the first year students results in increased student retention. We invest in the professional development of our faculty members by providing online and ground pedagogical training along with hosting events that encourage the development and sharing of best practices. Additionally, we also monitor and evaluate teaching effectiveness through assessment content reviews, peer reviews, and student evaluations.

•	Centralized program design and curriculum development. We employ a college driven highly collaboratively designed curriculum development process to ensure a consistent learning experience. We continuously review our programs at least every 3 years in an effort to ensure that they remain consistent, up-to-date, relevant, and effective in producing the desired learning outcomes. We also annually review programmatic assessment results, mission based competency results, graduation rates, retention rates and constituency surveys to identify opportunities for course modifications and upgrades.

•	Effective student services. We establish teams comprised of admissions and student services counselor personnel that act as the primary support contact point for each of our students, beginning at the application stage and continuing through graduation. We also continually focus on improving the technology used to support student learning, including delivering a new online learning platform and further improving student services through the implementation of online interfaces. As a result, many of our support services, including academic, administrative, financial, library, and career services, are accessible online, generally allowing users to access these services at a time and in a manner that is convenient to them.

•	Continual academic oversight. We have centralized the support functions of assessment for all of our programs through our Office of Assessment. While each of our colleges continuously evaluates the desired learning outcomes for each of their programs, the Office of Assessment provides data collection and analysis support. We continuously assess outcomes data to determine whether our students graduate with the knowledge, competencies, and skills that are necessary to succeed in the workplace. The Office of Assessment also initiates and manages periodic examinations of the mission-based competencies in our curricula by full-time and adjunct reviewers to evaluate and verify mission-based competency attainment. Based on these processes and student feedback from both programmatic and mission-based assessment, we determine whether to modify or discontinue programs that do not meet our standards or market needs, or to create new programs.

We also offer the following features in an effort to enrich the academic experience of current and prospective students:

•	Flexibility in program delivery. We seek to meet market demands by providing students with the flexibility to take courses exclusively online or to combine online coursework with various campus and onsite options. For example, based on market demand, particularly in connection with our nursing programs, we have established satellite locations at multiple hospitals that allow nursing students to take clinical courses onsite while completing other course work online. We have established similar onsite arrangements with other major employers, including schools and school districts through which students can pursue student teaching opportunities. This flexibility raises our profile among employers, encourages students to take and complete courses, and eliminates inconveniences that tend to lessen student persistence.

•	Small class size. At December 31, 2016, 95.1% of our online and professional studies classes had 25 or fewer students. Our average, class size on our ground traditional campus is 25 students. These class sizes provide each student with the opportunity to interact directly with course faculty and to receive individualized feedback and attention while also affording our faculty with the opportunity to engage proactively with a manageable number of students. We believe this interaction enhances the academic quality of our programs by promoting opportunities for students to participate actively and thus build the requisite knowledge, competencies, and skills.

We have been regionally accredited by the Higher Learning Commission and its predecessor since 1968. We were reaccredited in 2007 for the maximum term of ten years and expect to have our accreditation reaffirmed in the Spring of 2017. We believe that our regional accreditation, together with appropriate specialized programmatic accreditations, reflect the quality of our programs, enhance their marketability to students, and improve the employability of our graduates.

Curricula

We offer the degrees of Doctor of Education, Doctor of Business Administration, Doctor of Nursing Practice, Doctor of Philosophy, Education Specialist, Master of Divinity, Master of Arts, Master of Education, Master of Business Administration, Master of Public Administration, Master of Public Health, Master of Science, Bachelor of Arts, and Bachelor of Science and a variety of programs leading to each of these degrees. Many of our degree programs also offer a selection of emphases. We also offer certificate programs, which consist of a series of courses focused on a particular area of study, for both the post-baccalaureate and post-graduate students who seek to enhance their skills and knowledge or achieve additional licensure.

We offer over 200 graduate and undergraduate degree programs and certificates through our nine distinct colleges:

•	the Colangelo College of Business, which has a well-known brand among our target student population, an advisory board that includes nationally recognized business leaders, and a reputation for offering professionally relevant degree programs;

•	the College of Doctoral Studies, which utilizes innovative technology, collaboration, and learning communities to develop expert practitioners and researchers who can become leaders in the disciplines and communities they serve;

•	the College of Education, which has greater than a 60-year history as one of Arizona’s leading teacher’s colleges and consistently graduates teachers who meet or exceed state averages on the Arizona Educator Proficiency Assessment exams;

•	the College of Fine Arts and Production, which continues the long and highly regarded tradition that the University has in the Fine Arts;

•	the Honors College, which serves to develop our most ambitious students across any of our programs and many of these students participate in the Honors Research Fellowship program, which partners students with faculty or industry partners on scientific and applied research projects;

•	the College of Humanities and Social Sciences, which develops and provides many of the general education course requirements in our other colleges and also serves as one of the vehicles through which we offer programs in additional targeted disciplines;

•	the College of Nursing and Health Care Professions, which has a strong reputation within the Arizona nursing community and is the largest nursing program in Arizona when considering total college enrollment (bachelor and master’s degree students);

•	the College of Science, Engineering, and Technology, which with science, engineering, technology, and mathematics professions in extremely high demand, driving our economy, continuously evolving, and redefining modern day life is focused on preparing exceptionally competent graduates to enter the dynamic and highly competitive workforce of the 21st century; and

•	the College of Theology, which serves as one of the many vehicles through which the University affirms its Christian heritage.

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

We currently offer our ground-based programs to traditional students through three 15-week semesters in a calendar year and to online students in courses that generally range from five to sixteen weeks throughout the calendar year. Traditional students generally enroll in three or four courses per semester while online students typically concentrate on one course at a time. We require our online students to be actively engaged in their online student classroom at least three or four times each week, depending on the content and degree level of the class, in order to maintain an active dialogue with their professors and classmates. Our online programs provide a digital record of student interactions for the course instructor to assess students’ levels of engagement and demonstration of required competencies.

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

Faculty

Our faculty includes full-time faculty, as well as adjunct faculty with relevant practical experience whom we employ to teach on a course-by-course basis for a specified fee. Our current faculty members hold at least a master’s degree in their respective fields and approximately 47% of our teaching faculty of record hold doctorate degrees.

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

Academic services. We provide students with a variety of services designed to support their academic studies. Our Learning Lounges offer research services, writing services, and other tutoring services. Learning sessions are offered on a one-on-one basis and group sessions.

Administrative services. We provide students with the ability to access a variety of administrative services both telephonically and via the Internet. For example, students can apply for financial aid, pay their tuition, order their transcripts online, and apply for graduation. We believe this online accessibility provides the convenience and self-service capabilities that our students value. Our student services counselors provide personalized online and telephonic support to our students.

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

Recruitment. Once a prospective student has indicated an interest in enrolling in one of our programs, our lead management system identifies and directs a university counselor to initiate immediate communication. The university counselor serves as the primary, direct contact for the prospective student and the counselor’s goal is to help that individual gain sufficient knowledge and understanding of our programs so that he or she can assess whether there is a good match between our offerings and the prospective student’s goals. Upon the prospective student’s submission of an application, the university counselor, together with our student services personnel, works with the applicant to gain acceptance, arrange financial aid, if needed, register for courses, and prepare for matriculation.

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

Retention. A key component in retaining our students is providing an outstanding learning experience. We feel that our team-based, proactive approach to recruitment and enhanced student services results in increased retention due to our systematic approach to contacting students at key milestones during their enrollment, providing encouragement and highlighting their achievements. Our student services counselors proactively assist each student with the student’s selection of an appropriate payment option, and monitor the student’s progress and account balance to ensure a smooth financial aid experience and to help ensure our students are well prepared for the financial obligations they incur. These counselors also assist students with their academic schedules and regularly monitor “triggering events,” such as the failure to participate in the classroom or failure to matriculate in a timely manner, which signal that a student may be at-risk for dropping out. Upon identifying an at-risk student, these counselors proactively interact with the student to resolve any issues and encourage the student to continue with his or her program. We have found that personally involving our employees in the student educational process, and proactively seeking to resolve issues before they become larger problems, can significantly increase retention rates among students. These frequent interactions between student services counselors and students are a key component to our retention strategy.

Enrollment

At December 31, 2016, we had 81,908 students enrolled in our courses, of which 64,646, or 78.9%, were enrolled in our online programs, and 17,262, or 21.1%, were enrolled in our ground programs. Of our students in online programs, which were geographically distributed throughout all 50 states of the United States, and Canada, and in professional studies programs, 86.5% were age 25 or older. Of our traditional on-campus students, 94.6% were under age 25 and, although we draw students from throughout the United States, a majority were from Arizona.

The following is a summary of our student enrollment at December 31, 2016 and 2015 by degree type and by instructional delivery method:

	December 31, 2016(1)		December 31, 2015(1)
	# of Students	% of Total	# of Students	% of Total
Graduate degree(2)	33,215	40.6%	29,237	39.2%
Undergraduate degree	48,693	59.4%	45,269	60.8%

Total	81,908	100.0%	74,506	100.0%

	December 31, 2016(1)		December 31, 2015(1)
	# of Students	% of Total	# of Students	% of Total
Online(3)	64,646	78.9%	59,311	79.6%
Ground(4)	17,262	21.1%	15,195	20.4%

Total	81,908	100.0%	74,506	100.0%

(1)	Enrollment at December 31, 2016 and 2015 represents individual students who attended a course during the last two months of the calendar quarter. Includes 847 and 679 students pursuing non-degree certificates at December 31, 2016 and 2015, respectively.
(2)	Includes 7,084 and 6,302 students pursuing doctoral degrees at December 31, 2016 and 2015, respectively.
(3)	As of December 31, 2016 and 2015, 49.5% and 47.8%, respectively, of our working adult students (online and professional studies students) were pursuing graduate or doctoral degrees.
(4)	Includes our traditional on-campus students, as well as our professional studies students.

Tuition and Fees

For the 2016-17 academic year (the academic year begins in May), our prices per credit hour range from $355 to $470 for undergraduate online and professional studies courses, $330 to $630 for graduate online courses, $640 for doctoral online programs, and $688 for undergraduate courses for ground students. For our active duty military and active reserve online and professional studies students, our prices per credit hour are $250 for undergraduate, $400 for graduate courses and $608 for doctoral courses. The overall price of each course varies based upon the number of credit hours per course (with most courses representing four credit hours), the degree level of the program, and the discipline. In addition, we charge a fixed $8,250 “block tuition” for undergraduate ground students taking between 12 and 18 credit hours per semester, with an additional $688 per credit hour for credits in excess of 18. A traditional undergraduate degree typically requires a minimum of 120 credit hours. The minimum number of credit hours required for a master’s degree and overall cost for such a degree varies by program, although such programs typically require approximately 36 credit hours. The doctoral program requires approximately 60 credit hours and on average, doctoral students who graduated during the 2014-2015 academic year required 5.25 dissertation continuation courses to complete their degree. The University did not raise tuition in any of our programs for our 2016-2017 academic year and has not raised tuition for its traditional ground programs in eight years.

Based on current tuition rates, tuition for a full program would generally equate to between $15,450 and $37,000 for an online master’s program, between $42,600 and $56,400 for a full four-year online bachelor’s program, approximately $66,000 for a full four-year bachelor’s program taken on our ground campus, and $48,000 for a full doctoral program including five dissertation continuation courses. Students requiring dissertation continuation courses in excess of five are only charged $500 per course. The tuition amounts referred to above assume no reductions for transfer credits or scholarships, which many of our students utilize to reduce their total program costs. For example, the average student on our ground traditional campus will pay approximately $8,600 in tuition in the 2016-17 school year after scholarships. Thus, based on the number of transfer credits and the scholarships they receive it is likely that a student will pay less than $35,000 in tuition for a bachelor’s degree on our ground campus. For the fiscal years ended December 31, 2016, 2015 and 2014, our revenue was reduced by approximately $179.2 million, $163.9 million and $140.0 million, respectively, as a result of scholarships that we offered to our students. The increase in scholarships reflects our increasing use of academic scholarships, to attract high performing students to our ground traditional campus.

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

During fiscal 2016 and 2015, we derived approximately 72.3% and 74.8%, respectively, of our net revenues (calculated on a cash basis in accordance with Department of Education standards currently in effect) from tuition financed under the Title IV programs. The primary Title IV programs that our students receive funding from are the Federal Direct Loan program or FDL Program, and the Federal Pell Grant, or Pell, Program.

Student loans administered through the FDL Program are currently the most significant source of U.S. federal student aid. There are two types of federal student loans: subsidized loans, which are based on the U.S. federal statutory calculation of student need, and unsubsidized loans, which are not need-based. Neither type of student loan is based on creditworthiness although annual and aggregate loan limits apply based on a student’s grade level. Students are generally not responsible for interest on subsidized loans while the student is enrolled in school. Students are responsible for the interest on unsubsidized loans while enrolled in school, but have the option to defer payment while enrolled. Repayment on federal student loans begins six months after the date the student ceases to be enrolled. The loans are repayable over the course of 10 years and, in some cases, longer. Both graduate and undergraduate students are eligible for loans. During fiscal 2016, federal student loans (both subsidized and unsubsidized) represented approximately 81.9% of the gross Title IV funds that we received.

Grants under the Pell Program (Pell Grants) are awarded based on need and only to undergraduate students who have not earned a bachelor’s or professional degree. Unlike loans, Pell Grants are not repayable. During fiscal year 2016, Pell Grants represented approximately 13.6% of the gross Title IV funds that we received. For the 2015-16 award year, the maximum amount available under Pell Grants was $5,775 and the maximum income that makes an applicant for Title IV Program funds eligible for an automatic zero Expected Family Contribution was $24,000. For the 2016-2017 award year, the maximum amount available under Pell Grants was increased to $5,815 and the maximum income that makes an applicant to Title IV Program funds eligible for an automatic zero Expected Family Contribution increased to $25,000.

Our students also receive funding under other Title IV programs, including the Federal Perkins Loan Program, the Federal Supplemental Educational Opportunity Grant Program, the Federal Work-Study Program, and the Teacher Education Assistance for College and Higher Education Grant Program.

Other financial aid programs. In addition to the Title IV programs listed above, eligible students may participate in several other financial aid programs or receive support from other governmental sources. These include veterans educational benefits administered by the U.S. Department of Veterans Affairs and state financial aid programs. During fiscal 2016 and 2015, we derived an immaterial amount of our net revenue from tuition financed by such programs.

Private loans. Some of our students also use private loan programs to help finance their education. Students can apply to a number of different lenders for private loans at current market interest rates. Private loans are intended to fund a portion of students’ cost of education not covered by the Title IV programs and other financial aid. During fiscal 2016 and 2015, payments derived from private loans constituted less than 1% of our net revenues for each year, respectively.

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

Online course delivery and management. Our online delivery platform was developed in partnership with a third party and put into full production in 2011. We have a prepaid license for this platform for the foreseeable future as well as full source code rights. Because of its modular implementation, this platform can easily and reliably scale as our student population increases. The platform provides in depth analytics that allows us to closely monitor student success and the quality of our instructional resources. All ground and online students receive online course delivery and resources through this learning management platform.

Internal administration. We utilize a commercial customer relations management development platform to distribute, manage, track, and report on all interactions with prospective student leads as well as all active and inactive students. This software is scalable to capacity levels well in excess of current requirements. We also utilize a commercial software package to track Title IV funds, student records, grades, accounts receivable, accounts payable and general ledger.

Infrastructure. We operate two data centers, one at our campus and one at another Phoenix-area location. All of our servers are networked and we have redundant data backup. We manage our technology environment internally. Our wide area network is fully redundant to ensure maximum uptime, bandwidth capacity and network performance. Student access is load balanced for maximum performance. Real-time monitoring provides current system status across network, server, and storage components.

Ground Campus

We own our ground campus, which is located on over 260 acres in the center of the Phoenix, Arizona metropolitan area, near downtown Phoenix. Our on-campus facilities currently consist of classroom buildings, lecture halls, a 300-seat theater, a 155,000-volume newly renovated library, a media arts complex that provides communications students with audio and video equipment, a 55,000 square foot recreation center for both student-athletes and on-campus students, a 140,000 square foot/ 7,500 seat basketball and entertainment arena, a gymnasium, an activity center that contains a food court, a bowling alley and other student services, a student union which was recently remodeled and expanded, residence halls, apartments, campus pools, athletic facilities and parking garages. Additionally, we have several office buildings used for administration. In order to accommodate the continued growth of our traditional ground population, we completed four additional residence halls, a classroom building for our College of Science, Engineering and Technology and a third parking structure prior to the 2015/2016 school year and prior to the 2016/2017 school year we completed construction on three apartment style residence halls, an additional 170,000 square foot classroom building for its College of Science, Engineering and Technology, a student service center and a fourth parking structure.

We have 21 intercollegiate athletic teams that currently compete in Division I of the National Collegiate Athletic Association (“NCAA”). Our athletic facilities include the University Arena (a 7,500 seat venue for all men’s and women’s basketball games plus select other GCU athletic competitions, concerts, speakers and other events); a stadium that hosts NCAA men’s and women’s soccer as well as several club sports programs; a basketball practice facility; on-campus tennis courts; beach volleyball courts; and a competition/practice gymnasium, which accommodates men’s and women’s volleyball and competitive events. In addition, the University’s 55,000 square foot student recreation center has state of the art training facilities for our 400 student-athletes plus practice space and locker rooms for men’s and women’s basketball. Our baseball, softball and track and field programs utilize on-campus practice and competition sites. In January 2016 the Grand Canyon University Championship golf course opened to the public. The men’s and women’s golf teams have dedicated practice facilities, a team room and coaches offices at the course. The cross-country and swimming programs utilize off-campus sites for practice and competition. The University won the 2012-13 and 2011-12 Learfield Sports Directors Cup as the top overall NCAA Division II intercollegiate athletic program based on the combined success in all of the sports in which we competed. We advanced 16 programs into NCAA Championship competition and gained top 10 finishes in nine separate sports. In November 2012, we accepted an invitation to be a member of the NCAA Division I Western Athletic Conference beginning with the 2013-14 academic year and in September 2013 we began playing full Division I schedules. In June 2016, the University successfully completed all “year three” requirements and was advanced to the fourth and final year of reclassification. During the 2015-2016 academic year, men’s tennis won its first ever conference title while the men’s and women’s track teams swept the indoor and outdoor track and field conference championships. GCU televises home athletic events in multiple sports highlighted by the men’s basketball games that have averaged approximately 5,800 fans per night with most games played when the students are not on semester break at or near capacity.

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

Employees

As of December 31, 2016, we employed approximately 3,850 full-time faculty, and staff and administrative personnel in university services, academic advising and academic support, enrollment services, university administration, financial aid, information technology, human resources, corporate accounting, finance, and other administrative functions. None of our employees is a party to any collective bargaining or similar agreement with us. We consider our relationships with our employees to be good.

Community Involvement and the Public Good

The University has embarked on a five-point plan to revitalize its West Phoenix neighborhood through the following initiatives. We believe these initiatives reflect well on the University and its employees, make the University more appealing to students and prospective students, help us develop strong working relationships with local government bodies, and continue to build the Grand Canyon University brand.

Significant support for K-12 education. We have expanded our free tutoring/mentoring program to 25 Phoenix-area high schools. This program, which is served by over 1,200 University students, operates in partnership with Phoenix-area businesses to provide 100 full-tuition scholarships to attend Grand Canyon University each year for students from inner-city schools.

Increased home values. Together with Habitat for Humanity, we participated in the largest home renovation project in the country in the West Phoenix area. These efforts, combined with the University’s expanded presence in the community, has resulted in a 30 percent increase in home values in the 85017 zip code in the past year.

Improved safety. We are in the fourth year of a $1.0 million partnership with City of Phoenix Police Department that focuses on improving safety and reducing crime in the communities surrounding our campus. Since the initiation of this program, crime has decreased by 30 percent in the two-mile radius surrounding the University.

Job creation on the campus. We have tripled the number of our full-time employees from 1,219 in 2008 to nearly 4,000 by the end of 2016.

Job creation off campus. We are launching ten new business enterprises that will provide management opportunities for recent graduates and employment opportunities for current students and neighborhood residents, while spurring economic growth in the area.

The University is also involved in countless community events and projects throughout the year, helping organizations such as the Phoenix Dream Center, Feed My Starving Children, Hopefest, Arizona Foster Care, Phoenix Rescue Mission, Boy/Girl Scouts, Goodwill Arizona, St. Vincent de Paul, Young Life, Elevate Phoenix and St. Mary’s Food Bank. The University also puts on popular gift drives at Christmas and Easter to help brighten those seasons for many underprivileged families. Our faculty, staff and students also go out into our surrounding neighborhoods to participate in University-sponsored programs such as Serve the City, Canyon Kids, Salute Our Troops, Colter Commons senior home visits and the Run to Fight Children’s Cancer.

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

We believe that the competitive factors in the postsecondary education market include:

•	availability of professionally relevant and accredited program offerings;

•	the types of degrees offered and the marketability of those degrees;

•	reputation, regulatory approvals, and compliance history of the school;

•	convenient, flexible and dependable access to programs and classes;

•	qualified and experienced faculty;

•	quality of the ground campus facilities;

•	level of student support services;

•	cost of the program;

•	the effectiveness of marketing and sales efforts; and

•	the time necessary to earn a degree.

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

The Department of Education released a final rule on state authorizations of distance learning programs, which will become effective on July 1, 2018, unless repealed or overruled. As written, the rule provides that programs may be authorized pursuant to certain reciprocity agreements among states. We are an approved institutional participant in the State Authorization Reciprocity Agreement (“SARA”). SARA is an agreement among member states, districts and territories that establishes comparable national standards for interstate offering of postsecondary distance education courses and programs. It is intended to make it easier for students to take online courses offered by postsecondary institutions based in another state. SARA is overseen by a national council (NC-SARA) and administered by four regional education compacts, for which Arizona is a W-SARA member. There is a yearly renewal for participating in NC-SARA and AZ-SARA and institutions must agree to meet certain requirements to participate. As of December 31, 2016, 47 states are members of SARA.

Some states that do not participate in SARA impose regulatory requirements on out-of-state educational institutions operating within their boundaries, such as those having a physical facility or conducting certain academic activities within the state. We currently enroll students in all 50 states and the District of Columbia. Although we are currently licensed, authorized, in-process, or exempt in all non-SARA jurisdictions in which we operate, if we fail to comply with state licensing or authorization requirements for a state, or fail to obtain licenses or authorizations when required, we could lose our state license or authorization by that state or be subject to other sanctions, including restrictions on our activities in, and fines and penalties imposed by, that state, as well as fines, penalties, and sanctions imposed by the Department of Education. The loss of licensure or authorization in any non-SARA state could prohibit us from recruiting prospective students or offering services to current students in that state, which could significantly reduce our enrollments.

Individual state laws establish standards in areas such as instruction, qualifications of faculty, administrative procedures, marketing, recruiting, financial operations, and other operational matters, some of which are different than the standards prescribed by the Department of Education or the Arizona State Board for Private Postsecondary Education. Laws in some states limit schools’ ability to offer educational programs and award degrees to residents of those states. Some states also prescribe financial regulations that are different from those of the Department of Education, and may require the posting of surety bonds.

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

Grand Canyon University has been regionally accredited by the Higher Learning Commission and its predecessor since 1968, most recently obtaining reaccreditation in 2007 for the ten-year period through 2017. Following a comprehensive evaluation by the Higher Learning Commission during the Fall of 2016, we expect our accreditation to be reaffirmed in the Spring of 2017. Accreditation by the Higher Learning Commission is important to us for several reasons, including the fact that it enables our students to receive Title IV financial aid. Other colleges and universities depend, in part, on an institution’s accreditation in evaluating transfers of credit and applications to graduate schools. Employers rely on the accredited status of institutions when evaluating candidates’ credentials, and students and corporate and government sponsors under tuition reimbursement programs look to accreditation for assurance that an institution maintains quality educational standards.

In addition to our institutional accreditation, we have specialized accreditations for certain programs, including from the National Addiction Studies Accreditation Commission (NASAC), the Accreditation Council for Business Schools and Programs (ACBSP), the Commission on Collegiate Nursing Education (CCNE), and the Commission on Accreditation of Athletic Training Education (CAATE). In addition, Grand Canyon Theological Seminary is an Associate Member of the Association of Theological Schools in the United States and Canada (ATS). We believe that our institution-wide regional accreditation, together with these specialized accreditations, reflect the quality of our programs, enhance their marketability to students, and improve the employability of our graduates.

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

Significant regulations and other factors relating to the Title IV programs that could adversely affect us include the following:

Congressional action. Congress must reauthorize the Higher Education Act on a periodic basis, usually every five to six years, and the most recent reauthorization occurred in August 2008. The reauthorized Higher Education Act reauthorized all of the Title IV programs in which we participate, but made numerous revisions to the requirements governing the Title IV programs, including provisions relating to student loan default rates and the formula for determining the maximum amount of revenue that institutions are permitted to derive from the Title IV programs. In addition, members of Congress periodically introduce legislation that would impact Title IV programs and our industry generally. Moreover, the Congressional Review Act provides Congress an expedited path to disapproving rules made by federal agencies, including the Department of Education, during transitions between presidential administrations, which could also impact Title IV programs and our industry generally. Because a significant percentage of our revenue is derived from the Title IV programs, any action by Congress that significantly reduces Title IV program funding or our ability or the ability of our students to participate in the Title IV programs could increase our costs of compliance, reduce the ability of some students to finance their education at our institution, require us to seek to arrange for other sources of financial aid for our students and materially decrease our student enrollment.

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

The Department of Education assigns a strength factor to the results of each of these ratios on a scale from negative 1.0 to positive 3.0, with negative 1.0 reflecting financial weakness and positive 3.0 reflecting financial strength. The Department of Education then assigns a weighting percentage to each ratio and adds the weighted scores for the three ratios together to produce a composite score for the institution. The composite score for an institution’s most recent fiscal year must be at least 1.5 for the institution to be deemed financially responsible without the need for further Department of Education oversight. Our composite scores for our fiscal years ended December 31, 2015, 2014 and 2013 were 2.6, 3.0 and 3.0, respectively, and, therefore, we are considered financially responsible for purposes of these regulations. We have not yet submitted our consolidated financial statements to the Department of Education for our 2016 fiscal year, but have calculated that our composite score for the 2016 fiscal year will be 2.5. We have modeled our composite score for future years using, among other estimates, our estimated ground campus capital expenditures and believe that our composite score will remain at a financially responsible level for the foreseeable future.

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

Return of Title IV funds for students who withdraw. When a student who has received Title IV program funds withdraws from school, the institution must determine the amount of Title IV program funds the student has “earned” and then must return the unearned Title IV program funds (a “return to Title IV”) to the appropriate lender or the Department of Education in a timely manner, which is generally no later than 45 days after the date the institution determined that the student withdrew. If such payments are not timely made, the institution will be required to submit a letter of credit to the Department of Education equal to 25% of the Title IV funds that the institution should have returned for withdrawn students in its most recently completed fiscal year. Under Department of Education regulations, the letter of credit requirement is triggered by late returns of Title IV program funds for 5% or more of the withdrawn students (and involving more than two student refunds) in the audit sample in the institution’s annual Title IV compliance audit for either of the institution’s two most recent fiscal years or in a Department of Education program review. We did not exceed this 5% threshold in our annual Title IV compliance audits for 2015 (the most recent year for which we have completed a Title IV compliance audit), 2014 or 2013.

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

Using the Department of Education’s cash-basis, regulatory formula under the 90/10 Rule as currently in effect, for our 2016, 2015, and 2014 fiscal years, we derived approximately 72.3%, 74.8%, and 76.5%, respectively, of our 90/10 Rule revenue from Title IV program funds.

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

Student loan defaults. Under the Higher Education Act, an educational institution may lose its eligibility to participate in some or all of the Title IV programs if defaults by its students on the repayment of their federal student loans exceed certain levels. For each federal fiscal year, the Department of Education calculates a rate of student defaults for each institution (known as a “cohort default rate”). The reauthorization of the Higher Education Act in 2008 extended the measurement period for cohort default rates so that the rate is calculated by determining the rate at which borrowers who became subject to their repayment obligation in one federal fiscal year default in that same year or by the end of the second year following the first federal fiscal year (the “three-year method”).

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

Our cohort default rates on federal student loans for the 2013, 2012 and 2011 federal fiscal years, the latest years for which such rates are available, were 9.2%, 10.3% and 15.7%, respectively.

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

In connection with its administration of the Title IV federal student financial aid programs, the Department of Education periodically conducts program reviews at selected schools that receive Title IV funds. In April 2014, the Department of Education initiated a program review of Grand Canyon University that focused on the University’s administration of the Title IV programs in which it participates, its administration of the Clery Act and related regulations, and its compliance with the requirements of the Drug-Free Schools and Communities Act for the 2012-2013 and 2013-2014 award years. The final program review determination letter received in June 2014 set forth three findings, each of which involved individual student-specific information gathering and/or reporting errors and all of which the University promptly corrected to the Department of Education’s satisfaction. Accordingly, the final program review determination letter concluded that the University had taken all corrective actions necessary to resolve the findings and that the program review had been closed with no further action required.

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

In addition, a program that does not pass either of the debt-to-earnings metrics, and that has an annual earnings rate between 8% and 12%, or a discretionary income rate between 20% and 30%, would be considered to be in the “Zone”. A program would fail if the annual loan payment on the median student loan debt is greater than 12% of the mean or median annual earnings of the graduates or the annual loan payment on the median student debt is greater than 30% of the discretionary income of the graduates. A program would become Title IV-ineligible for three years if it fails both metrics for two out of three consecutive years, or is in the Zone (or fails) for four consecutive award years. In the first four years that the debt-to-earnings metrics are calculated under the rule (award years 2014-15, 2015-16, 2016-17, and 2017-18), if a program would be failing or in the Zone based on the typical approach to calculating debt-to-earnings metrics, transitional debt-to-earnings rates would be calculated using the most currently available yearly earnings two years after graduation and the annual loan payments of students who completed the program in the most recently completed award year. Transitional rates will be used to assess the program if they are lower than what the rates would be under the normal calculation. This allows programs that promptly lower tuition and fees to realize the benefit of their changes.

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

On October 20, 2016, the Department issued to institutions draft debt-to-earnings rates for the first gainful employment debt measurement year and certain underlying data used to calculate those rates. According to the Department’s draft rates, none of the University’s programs fail. The draft rates did indicate that four current degree programs are in the Zone, including three undergraduate education programs and the Masters in Theology. The University is currently analyzing the data for these programs to determine what changes, if any, should be made.

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

We believe we successfully submitted the certifications required for all pre-existing programs prior to the December 31, 2015 deadline for doing so. We continue to follow this protocol on an ongoing basis.

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

To participate in the Title IV programs, a school must be authorized by the appropriate state education agency or agencies, be accredited by an accrediting commission recognized by the Department of Education, and be certified as an eligible institution by the Department of Education. In addition, our operations and programs are regulated by other state education agencies and additional accrediting commissions. As a result of these requirements, we are subject to extensive regulation by the Arizona State Board for Private Postsecondary Education and education agencies of other states, the Higher Learning Commission, which is our primary accrediting commission, specialized accrediting commissions, and the Department of Education. These regulatory requirements cover the vast majority of our operations, including our educational programs, instructional and administrative staff, administrative procedures, marketing, recruiting, financial operations, and financial condition. These regulatory requirements also affect our ability to open additional schools and locations, add new educational programs, change existing educational programs, and change our corporate or ownership structure. The agencies that regulate our operations periodically revise their requirements and modify their interpretations of existing requirements. Regulatory requirements are not always precise and clear, and regulatory agencies may sometimes disagree with the way we have interpreted or applied these requirements. Any misinterpretation by us of regulatory requirements could materially adversely affect us. If we fail to comply with any of these regulatory requirements, we could suffer financial penalties, limitations on our operations, loss of accreditation, termination of or limitations on our ability to grant degrees and certificates, or limitations on or termination of our eligibility to participate in the Title IV programs, each of which could materially adversely affect us. In addition, if we are charged with regulatory violations, our reputation could be damaged, which could have a negative impact on our stock price and our enrollments. The Department of Education and other regulators have increased the frequency and severity of their enforcement actions against postsecondary schools. In some cases, these enforcement actions have resulted in material sanctions, letter of credit requirements, loss of Title IV eligibility, or closure in schools. We cannot predict with certainty how all of these regulatory requirements will be applied, or whether we will be able to comply with all of the applicable requirements in the future.

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

An institution must be accredited by an accrediting commission recognized by the Department of Education in order to participate in the Title IV programs. We have institutional accreditation by the Higher Learning Commission, which is an accrediting commission recognized by the Department of Education. To remain accredited, we must continuously meet accreditation standards relating to, among other things, performance, institutional control, institutional integrity, educational quality, faculty, administrative capability, resources, and financial stability. We most recently obtained reaccreditation in 2007 for the ten-year period through 2017. Following a comprehensive evaluation by the Higher Learning Commission during the Fall of 2016, we expect our accreditation to be reaffirmed in the Spring of 2017. If we fail to satisfy any of the Higher Learning Commission’s standards, however, we could lose our accreditation by the Higher Learning Commission, which would cause us to lose our eligibility to participate in the Title IV programs, could cause a significant decline in our total student enrollments, and could have a material adverse effect on us. In addition, many of our individual educational programs are also accredited by specialized accrediting commissions or approved by specialized state agencies. If we fail to satisfy the standards of any of those specialized accrediting commissions or state agencies, we could lose the specialized accreditation or approval for the affected programs, which could result in materially reduced student enrollments in those programs and have a material adverse effect on us.

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

Using the Department of Education’s cash-basis, regulatory formula under the 90/10 Rule as currently in effect, for our 2016, 2015, and 2014 fiscal years, we derived approximately 72.3%, 74.8%, and 76.5%, respectively, of our 90/10 Rule revenue from Title IV program funds.

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

State regulatory requirements for online education have historically varied among the states. To address this issue and to meet new Department of Education requirements we applied and have been approved to be an approved institutional participant in the State Authorization Reciprocity Agreement (“SARA”). SARA is an agreement among member states, districts and territories that establishes comparable national standards for interstate offering of postsecondary distance education courses and programs. It is intended to make it easier for students to take online courses offered by postsecondary institutions based in another state. SARA is overseen by a national council (NC-SARA) and administered by four regional education compacts, for which Arizona is a W-SARA member. There is a yearly renewal for participating in NC-SARA and AZ-SARA and institutions must agree to meet certain requirements to participate. As of December 31, 2016, 47 states are members of SARA.

Some states that do not participate in SARA impose regulatory requirements on out-of-state educational institutions operating within their boundaries, such as those having a physical facility or conducting certain academic activities within the state. We currently enroll students in all 50 states and the District of Columbia. Although we are currently licensed, authorized, in-process, or exempt in all non-SARA jurisdictions in which we operate, if we fail to comply with state licensing or authorization requirements for a state, or fail to obtain licenses or authorizations when required, we could lose our state license or authorization by that state or be subject to other sanctions, including restrictions on our activities in, and fines and penalties imposed by, that state, as well as fines, penalties, and sanctions imposed by the Department of Education. The loss of licensure or authorization in any non-SARA state could prohibit us from recruiting prospective students or offering services to current students in that state, which could significantly reduce our enrollments.

Laws, regulations, or interpretations related to doing business over the Internet could also increase our cost of doing business and affect our ability to recruit students in particular states, which could, in turn, negatively affect enrollments and revenues and have a material adverse effect on our business.

Additionally, regulatory agencies may sometimes disagree with the way we have interpreted or applied these requirements. Any misinterpretation by us of these regulatory requirements or adverse changes in regulations or interpretations thereof by regulators could materially adversely affect us. If we fail to comply with state licensing or authorization requirements for a state in which we operate, or fail to obtain licenses or authorizations when required, we could lose our state licensure or authorization by that state or be subject to other sanctions, including restrictions on our activities in, and fines and penalties imposed by, that state, as well as fines, penalties, and sanctions imposed by the Department of Education. The loss of licensure or authorization in a state other than Arizona could prohibit us from recruiting prospective students or offering educational services to current students in that state, which could significantly reduce our enrollments.

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

The postsecondary education market is highly fragmented and competitive. We compete for students primarily with traditional public and four-year degree-granting regionally accredited colleges and universities and other proprietary degree-granting regionally accredited schools. An increasing number of traditional colleges and universities and community colleges are offering distance learning and other online education programs, including programs that are geared toward the needs of working adult students. This trend has been accelerated by private companies that provide and/or manage online learning platforms for traditional colleges and universities. As the proportion of traditional colleges and universities providing alternative learning modalities increases, we will face increasing competition for students from such institutions, including those with well-established reputations for excellence. In addition, it is likely that we will begin to face competition from various emerging nontraditional, credit-bearing and noncredit-bearing education programs, provided by both proprietary and not-for-profit providers, and other direct-to-consumer education services. Each of these competitors may develop platforms or other technologies, including technologies that allow for greater levels of interactivity between faculty and students and that are superior to the platform and technology we use, and these differences may affect our ability to recruit and retain students. Public institutions receive substantial government subsidies, and public and private non-profit institutions have access to government and foundation grants, tax-deductible contributions, and other financial resources generally not available to for-profit schools. Accordingly, public and private non-profit institutions may have instructional and support resources superior to those in the for-profit sector, and public institutions may be able to offer substantially lower tuition prices. Some of our competitors in both the public and private sectors also have substantially greater financial and other resources than we do. We may not be able to compete successfully against current or future competitors, including with respect to our ability to acquire or compete with technologies being developed by our competitors, and may face competitive pressures that could adversely affect our business, prospects, financial condition, and results of operations. These competitive factors could cause our enrollments, revenues, and profitability to significantly decrease and could render our online delivery format less competitive or obsolete.

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

Our success to date has largely depended on, and will continue to depend on, the skills, efforts, and motivation of our executive officers, who generally have significant experience with our University and within the education industry. Our success also largely depends on our ability to attract and retain highly qualified faculty, school administrators, and additional corporate management personnel. We may have difficulties in locating and hiring qualified personnel and in retaining such personnel once hired. In addition, because we operate in a highly competitive industry, our hiring of qualified executives or other personnel may cause us or such persons to be subject to lawsuits alleging misappropriation of trade secrets, improper solicitation of employees, or other claims. Other than non-compete agreements of limited duration that we have with certain executive officers, we have not historically sought non-compete agreements with key personnel and they may leave and subsequently compete against us. The loss of the services of any of our key personnel, many of whom are not party to employment agreements with us, or our failure to attract and retain other qualified and experienced faculty and personnel on acceptable terms, could cause our business to suffer.

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

We engage third party vendors to provide, among other services, marketing activities. Although we require that the work done by such third parties maintains quality assurance and compliance with applicable regulations, we may be ultimately responsible for any errors on instances of regulatory noncompliance, some of which could adversely impact our reputation, business, prospects, financial condition, cash flows, and results of operations.

Risks Related to Our Business Technology Infrastructure

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

Due to the sensitive nature of the personal information stored on our servers, our networks may be targeted by hackers seeking to access this data. A user who circumvents security measures could misappropriate sensitive information or cause interruptions or malfunctions in our operations. Although we use security and business controls to limit access and use of personal information, a third party may be able to circumvent those security and business controls, which could result in a breach of student or employee privacy. In addition, errors in the storage, use, or transmission of personal information could result in a breach of privacy for current or prospective students or employees. Possession and use of personal information in our operations also subjects us to legislative and regulatory burdens that could require us to implement certain policies and procedures, such as the procedures we adopted to comply with the Red Flags Rule that was promulgated by the Federal Trade Commission (FTC) under the federal Fair Credit Reporting Act and that requires the establishment of guidelines and policies regarding identity theft related to student credit accounts, and could require us to make certain notifications of data breaches and restrict our use of personal information. A violation of any laws or regulations relating to the collection or use of personal information could result in the imposition of fines against us. As a result, we may be required to expend significant resources to protect against the threat of these security breaches or to alleviate problems caused by these breaches. A major breach, theft, or loss of personal information regarding our students and their families or our employees that is held by us or our vendors, or a violation of laws or regulations relating to the same, could have a material adverse effect on our reputation and result in further regulation and oversight by federal and state authorities and increased costs of compliance.

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

Risks Related to Owning our Common Stock

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

The activity within the trading market for our common stock depends in part on the research and reports that industry or financial analysts publish about us, our business and the for-profit education sector. In recent periods, a number of analysts have dropped coverage of the sector. If analysts cease coverage of us or additional analysts cease coverage of our sector, we could lose visibility in the market for our stock, which in turn could cause our stock price to decline. If one or more of the analysts covering us downgrade their estimates or evaluations of our stock, the price of our stock could decline.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

We own our ground campus, which is located on over 260 acres in the center of the Phoenix, Arizona metropolitan area, near downtown Phoenix. Our on-campus facilities currently consist of classroom buildings, lecture halls, a 300-seat theater, a 155,000-volume newly renovated library, a media arts complex that provides communications students with audio and video equipment, a 55,000 square foot recreation center that has state of the art training facilities for our 400 student-athletes plus practice space and locker rooms for men’s and women’s basketball, a 140,000 square foot/ 7,500 seat basketball and entertainment arena, a stadium that hosts NCAA men’s and women’s soccer as well as several club sports programs, a basketball practice facility, on-campus tennis courts, beach volleyball courts, and a competition/practice gymnasium, an activity center that contains a food court, a bowling alley and other student services, a student union which was recently remodeled and expanded, residence halls, apartments, campus pools, athletic facilities and parking garages. In order to accommodate the continued growth of our traditional ground population, we completed four additional dormitories, a classroom building for our College of Science, Engineering and Technology and a third parking structure prior to the 2015/2016 school year and prior to the 2016/2017 school year we completed construction on three apartment style residence halls, a 170,000 square foot classroom building for our College of Science, Engineering and Technology, a student service center and a fourth parking structure. In late 2015, we revitalized the Maryvale Golf Course under a partnership agreement with the City of Phoenix and in 2016 the Grand Canyon University Championship Golf Course was opened to the public. Additionally, we have several office buildings used for administration and we recently completed a large student services center and parking garage in close proximity to our ground campus. Employees that worked in two leased office buildings in the Phoenix area were consolidated into this new building upon completion in late 2016.

We lease four facilities in Arizona and one in New Mexico for classroom and labs for our nursing professional studies students. Additionally, we lease five office locations in California and one in Colorado. We may add additional space in Arizona and in other states in the southwest U.S. to accommodate our growth plans in 2017 and beyond.

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

The table below sets forth the high and low sales prices for our common stock, as reported by the Nasdaq Global Market.

	High	Low
2016
First Quarter	$43.37	$31.12
Second Quarter	$45.02	$37.94
Third Quarter	$44.98	$38.81
Fourth Quarter	$61.80	$39.68
2015
First Quarter	$48.29	$42.63
Second Quarter	$45.82	$41.30
Third Quarter	$45.17	$35.38
Fourth Quarter	$42.81	$36.18

Holders

As of December 31, 2016, there were approximately 214 registered holders of record of common stock. A substantially greater number of holders of common stock are “street name” or beneficial holders, whose shares are held of record by banks, brokers and other financial institutions.

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

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

Our Board of Directors has authorized the University to repurchase up to $175.0 million in aggregate of common stock, from time to time, depending on market conditions and other considerations. The current expiration date on the repurchase authorization by our Board of Directors is December 31, 2017. Repurchases occur at our discretion. Repurchases may be made in the open market or in privately negotiated transactions, pursuant to the applicable Securities and Exchange Commission rules. The amount and timing of future share repurchases, if any, will be made as market and business conditions warrant. Since the approval of our share repurchase plan, we have purchased 3.5 million shares of common stock at an aggregate cost of $75.8 million, which are recorded at cost in the accompanying December 31, 2016 consolidated balance sheet and statement of stockholders’ equity. At December 31, 2016, there remained $99.2 million available under our current share repurchase authorization. During the year ended December 31, 2016, we repurchased 415,555 shares of common stock at an aggregate cost of $15.4 million.

The following table sets forth our share repurchases of common stock and our share repurchases in lieu of taxes, which are not included in the repurchase plan totals as they were effected in conjunction with the vesting of restricted share awards, during each period in the fourth quarter of fiscal 2016:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Dollar Value of Shares That May Yet Be Purchased Under the Program
Share Repurchases
October 1, 2016 – October 31, 2016	—	$—	—	$99,200,000
November 1, 2016 – November 30, 2016	—	$—	—	$99,200,000
December 1, 2016 – December 31, 2016	—	$—	—	$99,200,000

Total	—	$—	—	$99,200,000

Tax Withholdings
October 1, 2016 – October 31, 2016	1,271	$41.70	—	$—
November 1, 2016 – November 30, 2016	—	$—	—	$—
December 1, 2016 – December 31, 2016	—	$—	—	$—

Total	1,271	$41.70	—	$—

University Stock Performance

The following graph compares the cumulative total return of our common stock with the cumulative total returns of the S&P 500 Index and our selected peer group of five companies that includes: Capella Education Company, American Public Education, Inc., Apollo Education Group Inc., Strayer Education Inc. and Bridgepoint Education, Inc. This chart assumes that an investment of $100 was made in our common stock, in the index, and in the peer group on December 31, 2011 and that all dividends paid by us and such companies were reinvested, and tracks the relative performance of such investments through December 31, 2016.

	12/11	12/12	12/13	12/14	12/15	12/16
Grand Canyon Education, Inc.	100.00	147.06	273.18	292.36	251.38	366.23
S&P 500	100.00	116.00	153.58	174.60	177.01	198.18
Peer Group	100.00	47.28	62.63	72.82	30.21	43.69

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

The following selected consolidated financial and other data should be read in conjunction with Item 8, Consolidated Financial Statements and Supplementary Data, and Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, to fully understand the information presented below. The selected consolidated income statement data and other data, excluding period end enrollment, for the years ended December 31, 2016, 2015, and 2014, and the selected consolidated balance sheet data as of December 31, 2016, and 2015, have been derived from our audited consolidated financial statements for such years, which are included herein. The selected consolidated income statement data and other data, excluding period end enrollment, for the years ended December 31, 2013 and 2012, and the selected consolidated balance sheet data as of December 31, 2014, 2013, and 2012, have been derived from our audited consolidated financial statements for such years, which are not included herein. Our historical results are not necessarily indicative of our results for any future period.

	Year Ended December 31,
	2016	2015	2014	2013	2012
	(In thousands, except per share data)
Income Statement Data:
Net revenue	$873,344	$778,200	$691,055	$598,335	$511,257
Costs and expenses:
Instructional costs and services	373,101	329,651	288,791	254,419	220,403
Admissions advisory and related(1)	119,286	112,572	108,567	97,077	85,917
Advertising(1)	88,152	76,229	65,808	60,985	51,023
Marketing and promotional(1)	8,860	7,287	7,439	5,644	4,360
General and administrative	43,219	42,100	39,635	36,934	35,502
Lease termination costs	3,523	—	—	—	—

Total costs and expenses	636,141	567,839	510,240	455,059	397,205

Operating income	237,203	210,361	180,815	143,276	114,052
Interest expense	(1,328)	(1,248)	(1,801)	(2,244)	(699)
Interest income and other	249	(106)	684	3,863	71

Income before income taxes	236,124	209,007	179,698	144,895	113,424
Income tax expense	87,610	77,596	68,232	56,184	43,977

Net income	$148,514	$131,411	$111,466	$88,711	$69,447

Earnings per common share
Basic	$3.22	$2.86	$2.45	$1.98	$1.57
Diluted	$3.15	$2.78	$2.37	$1.92	$1.53
Shares used in computing earnings per common share
Basic	46,083	45,975	45,538	44,731	44,332
Diluted	47,121	47,281	47,006	46,131	45,251
Other Data:
Capital expenditures	$239,019	$218,301	$168,646	$93,490	$104,876
Depreciation and amortization	$45,387	$35,379	$29,177	$25,141	$21,627
Adjusted EBITDA(2)	$304,071	$264,988	$227,812	$185,086	$149,593
Period end enrollment(3)
Online	64,646	59,311	55,060	49,580	44,690
Ground	17,262	15,195	12,746	10,078	7,602
Balance Sheet Data:
Cash and cash equivalents, marketable securities and investments	$108,572	$106,400	$166,022	$164,244	$105,111
Restricted cash, cash equivalents and investments	$84,931	$75,384	$67,840	$64,368	$56,189
Total assets(4)	$1,092,493	$891,982	$749,564	$610,941	$489,442
Notes payable (including short-term)	$98,252	$79,877	$86,493	$93,100	$99,701
Total stockholders’ equity	$773,686	$610,251	$476,232	$344,844	$234,059

(1)	During the first quarter of 2013, the University made changes in its presentation of operating expenses and revised prior periods to conform to the current presentation. All years presented in the five year table were reclassified to conform to the current presentation.
(2)	Adjusted EBITDA is defined as net income plus interest expense, less interest income and other gain (loss) recognized on investments, plus income tax expense, plus depreciation and amortization (EBITDA), as adjusted for (i) the amortization of prepaid royalty payments recorded in conjunction with a settlement of a dispute with our former owner; (ii) contributions to Arizona school tuition organizations in lieu of the payment of state income taxes; (iii) share-based compensation; and (iv) one-time, unusual charges or gains, such as litigation and regulatory reserves, impairment charges and asset write-offs, and exit or lease termination costs.
(3)	Enrollment represents individual students who attended a course during the last two months of the calendar quarter.
(4)	During the first quarter of 2016, the University made changes in its presentation of deferred tax assets and liabilities to comply with a new accounting standard. Accordingly, we reclassified the current deferred taxes to net against noncurrent deferred tax liabilities for all prior periods to conform to the current presentation.

We present Adjusted EBITDA because we consider it to be an important supplemental measure of our operating performance. We also make certain compensation decisions based, in part, on our operating performance, as measured by Adjusted EBITDA, and our credit agreement requires us to comply with covenants that include performance metrics substantially similar to Adjusted EBITDA. All of the adjustments made in our calculation of Adjusted EBITDA are adjustments to items that management does not consider to be reflective of our core operating performance. Management considers our core operating performance to be that which can be affected by our managers in any particular period through their management of the resources that affect our underlying revenue and profit generating operations during that period. Royalty expenses paid to our former owner, contributions to Arizona school tuition organizations in lieu of the payment of state income taxes, share-based compensation, one time unusual charges or gains, such as estimated litigation and regulatory reserves, impairment charges, exit costs, and lease termination fees are not considered reflective of our core performance. We believe Adjusted EBITDA allows us to compare our current operating results with corresponding historical periods and with the operational performance of other companies in our industry because it does not give effect to potential differences caused by variations in capital structures (affecting relative interest expense, including the impact of write-offs of deferred financing costs when companies refinance their indebtedness), tax positions (such as the impact on periods or companies of changes in effective tax rates or net operating losses), the book amortization of intangibles (affecting relative amortization expense), and other items that we do not consider reflective of underlying operating performance. We also present Adjusted EBITDA because we believe it is frequently used by securities analysts, investors, and other interested parties as a measure of performance.

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

The following table reconciles Adjusted EBITDA to net income for the periods indicated:

	Year Ended December 31,
(In thousands)	2016	2015	2014
Net income	$148,514	$131,411	$111,466
Plus: interest expense	1,328	1,248	1,801
Less: interest income and other(a)	(249)	106	(684)
Plus: income tax expense	87,610	77,596	68,232
Plus: depreciation and amortization	45,387	35,379	29,177

EBITDA	282,590	245,740	209,992

Plus: royalty to former owner(b)	296	296	296
Plus: prepaid royalty impairment and other fixed asset impairments(c)	250	2,755	3,441
Plus: contributions made in lieu of state income taxes(d)	4,000	2,750	2,750
Plus: transaction expenses(e)	1,136	1,861	—
Plus: estimated litigation and regulatory reserves(f)	—	328	870
Plus: lease termination costs(g)	3,523	—	518
Plus: share-based compensation(h)	12,276	11,257	9,945

Adjusted EBITDA	$304,071	$264,987	$227,812

(a)	Represents a loss of $0.9 million in 2015 on a note receivable purchased in December 2012, net of interest income.
(b)	Represents the amortization of prepaid royalty payments, as discussed in Note 2 to our consolidated financial statements that are included in Item 8, Consolidated Financial Statements and Supplementary Data.
(c)	Represents prepaid royalty impairment and other fixed asset impairments. The 2016 and 2015 amounts represents the write-off of the remaining book value of on campus buildings removed to make way for new dormitories and a classroom building as well as internal use software write offs. The 2014 amount relates to the termination during 2014 of our use of the Ken Blanchard name for our College of Business.
(d)	Reflects contributions to various Arizona school tuition organizations to assist with funding for education. In connection with such contributions made we received a dollar-for-dollar state income tax credit, which resulted in a reduction in our effective income tax rate to 37.1%, 37.1% and 38.0% for the years ended December 31, 2016, 2015 and 2014, respectively. Had these contributions not been made, our effective tax rate would have been 38.2%, 37.9% and 38.9%, for 2016, 2015 and 2014, respectively. Such contributions are viewed by our management to be made in lieu of payments of state income taxes and are therefore excluded from evaluation of our core operating performance.
(e)	Reflects $1.1 million and $1.9 million for expenses incurred in 2016 and 2015, respectively, related to a proposed transaction under which Grand Canyon University would have become a non-profit entity.
(f)	Reflects $0.3 million and $0.9 million for estimated litigation reserves in 2015 and 2014, respectively.
(g)	Represents lease termination costs incurred related to the early termination of leased space.
(h)	Reflects share-based compensation expense relating to restricted stock awards and option grants made to employees and directors.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations for the years ended December 31, 2016 and 2015 should be read in conjunction with our consolidated financial statements and related notes that appear in Item 8, Consolidated Financial Statements and Supplementary Data. In addition to historical information, the following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to these differences include those discussed below and elsewhere in this Annual Report on Form 10-K, particularly in Item 1A, Risk Factors and Forward-Looking Statements.

Executive Overview

We are a comprehensive regionally accredited university that offers over 200 graduate and undergraduate degree programs and certificates across nine colleges both online and on ground at our over 260 acre campus in Phoenix, Arizona, and onsite at facilities we lease and at facilities owned by third party employers. We are committed to providing an academically rigorous educational experience with a focus on professionally relevant programs that meet the objectives of our students. Our undergraduate programs are designed to be innovative and meet the future needs of employers, while providing students with the needed critical thinking and effective communication skills developed through a Christian, liberal arts foundation. We offer master’s and doctoral degrees in contemporary fields that are designed to provide students with the capacity for transformational leadership in their chosen industry, emphasizing the immediate relevance of theory, application, and evaluation to promote personal and organizational change. We believe the growing brand of the University and the value proposition for both traditional aged students attending on our campus in Phoenix, Arizona and working adult students attending on our campus or at off-site locations in cohorts (referred to by us as professional studies student) or online, has enabled us to increase enrollment to approximately 81,900 students at December 31, 2016. At December 31, 2016, 78.9% of our students were enrolled in our online programs, and, of our working adult students (online and professional studies students), 49.5% were pursuing master’s or doctoral degrees.

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

Fiscal Year 2016 Highlights

We achieved the following in 2016:

Enrollment, Net Revenue, Operating Income Growth with No Increase in Ground Tuition Rates. We achieved enrollment growth of 9.9% during the fiscal year ended December 31, 2016, as ground enrollment increased 13.6% and online enrollment increased 9.0% over the prior year. We attribute the significant growth in our ground enrollment between years to our increasing brand recognition and the value proposition that our ground traditional campus affords to traditional-aged students and their parents. After scholarships, our ground traditional students pay tuition, room, board, and fees in an amount that is often half to a third of what it costs to attend a private, traditional university in another state and an amount comparable to what it costs to attend a public university. Our online students pay tuition and fees in an amount that is often less than the cost of other high service online programs such as ours. For example, our largest local competitor’s undergraduate tuition for online programs ranges from $490 to $553 per credit hour and its graduate tuition for online programs ranges from $492 to $1,132 per credit hour while our online tuition per credit hour ranges from $355 to $470 for undergraduate programs and $330 to $640 for graduate programs. There are online programs that are less expensive than ours but those programs generally do not provide the full level of support services that we provide to our students. Although our online enrollment continues to grow, as the proportion of traditional colleges and universities providing alternative learning modalities increases, we will face increasing competition for working adult students from such institutions, including those with well-established reputations for excellence. We did not raise tuition in any of our programs for our 2016-2017 academic year. A tuition increase of approximately 1% was implemented for the majority of online programs for our 2015-2016 academic year. We have not raised our tuition for our traditional ground programs in eight years. Net revenues increased 12.2% over the prior year primarily due to the enrollment growth and due to an increase in ancillary revenues resulting from the increased traditional student enrollment (e.g. housing, food, etc.). Operating income was $237.2 million for the fiscal year ended December 31, 2016, an increase of 12.8% over the $210.4 million in operating income for 2015.

Continued Program Expansion. In the Fall of 2014, the University launched the College of Science, Engineering and Technology, rolling out programs in computer science and information technology. In the Fall of 2015, three engineering programs, Electrical Engineering, Bio-medical Engineering and Mechanical Engineering began. In total the University now offers over 200 graduate and undergraduate degree programs and certificates across nine colleges with over 33 new programs or emphases rolled out in 2016 and another 34 are planned for 2017.

Capital Expenditures. Our capital expenditures in 2016 of $178.3 million were primarily related to the expansion of our over 260 acre physical campus in Phoenix, Arizona and significant investments in technology innovation to support our students and staff. In order to accommodate the continued growth of the traditional ground population, the University completed three more apartment style residence halls, a 170,000 square foot classroom building for its College of Science, Engineering and Technology, a student service center and a fourth parking structure. Included in off-site development during 2016 is $60.7 million primarily related to an off-site student services center and parking garage that is in close proximity to our ground traditional campus. Employees that work in two leased office buildings in the Phoenix area were consolidated into this new building in late 2016.

Revenue and Enrollment

Net revenue consists principally of tuition, room and board charges attributable to students residing on our ground campus, application and graduation fees, and fees from educational resources such as access to online materials, less scholarships. Factors affecting our net revenue include: (i) the number of students who are enrolled and who remain enrolled in our courses; (ii) the number of credit hours per student; (iii) our degree and program mix; (iv) changes in our tuition rates; (v) the timing of our ground traditional campus semesters; (vi) the amount of the scholarships that we offer; and (vii) the number of students housed in, and the rent charged for, our on-campus student apartments and dormitories.

We define enrollment as individual students who attended a course during the last two months of the calendar quarter. We offer three 15-week semesters in a calendar year with one start available per semester for our traditional ground students. Online and professional studies students have more frequent class starts in courses that generally range from five to sixteen weeks through the calendar year. Enrollments are a function of the number of continuing students at the beginning of each period and new enrollments during the period, which are offset by graduations, withdrawals, and inactive students during the period. Inactive students for a particular period include students who are not registered in a class and, therefore, are not generating net revenue for that period, but who have not withdrawn from Grand Canyon University.

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

The following is a summary of our student enrollment at December 31, 2016, 2015, and 2014 by degree type and by instructional delivery method:

	December 31,
	2016(1)		2015(1)		2014(1)
	# of Students	% of Total	# of Students	% of Total	# of Students	% of Total
Graduate degree(2)	33,215	40.6%	29,237	39.2%	26,319	38.8%
Undergraduate degree	48,693	59.4%	45,269	60.8%	41,487	61.2%

Total	81,908	100.0%	74,506	100.0%	67,806	100.0%

	December 31,
	2016(1)		2015(1)		2014
	# of Students	% of Total	# of Students	% of Total	# of Students	% of Total
Online(3)	64,646	78.9%	59,311	79.6%	55,060	81.2%
Ground(4)	17,262	21.1%	15,195	20.4%	12,746	18.8%

Total	81,908	100.0%	74,506	100.0%	67,806	100.0%

(1)	Enrollment represents individual students who attended a course during the last two months of the calendar quarter. Included in enrollment at December 31, 2016, 2015 and 2014 are students pursuing non-degree certificates of 847, 679, and 585, respectively.
(2)	Includes 7,084, 6,302 and 5,570 students pursuing doctoral degrees at December 31, 2016, 2015 and 2014, respectively.
(3)	As of December 31, 2016, 2015 and 2014, 49.5%, 47.8% and 46.0%, respectively, of our working adult students (online and professional studies students) were pursuing graduate or doctoral degrees.
(4)	Includes our traditional on-campus students, as well as our professional studies students.

For the 2016-17 academic year (the academic year begins in May), our prices per credit hour range from $355 to $470 for undergraduate online and professional studies courses, $330 to $630 for graduate online courses, $640 for doctoral online programs, and $688 for undergraduate courses for ground students. For our active duty and active reserve online and professional studies students, our prices per credit hour are $250 for undergraduate, $400 for graduate courses and $608 for doctoral courses. The overall price of each course varies based upon the number of credit hours per course (with most courses representing four credit hours), the degree level of the program, and the discipline. In addition, we charge a fixed $8,250 “block tuition” for undergraduate ground students taking between 12 and 18 credit hours per semester, with an additional $688 per credit hour for credits in excess of 18. A traditional undergraduate degree typically requires a minimum of 120 credit hours. The minimum number of credit hours required for a master’s degree and overall cost for such a degree varies by program, although such programs typically require approximately 36 credit hours. The doctoral program requires approximately 60 credit hours and on average, doctoral students who graduated during the 2014-2015 academic year required 5.25 dissertation continuation courses to complete their degree.

Based on current tuition rates, tuition for a full program would generally equate to between $15,450 and $37,000 for an online master’s program, between $42,600 and $56,400 for a full four-year online bachelor’s program, approximately $66,000 for a full four-year bachelor’s program taken on our ground campus, and $48,000 for a full doctoral program including five dissertation continuation courses. Students requiring dissertation continuation courses in excess of five are only charged $500 per course. The tuition amounts referred to above assume no reductions for transfer credits or scholarships, which many of our students utilize to reduce their total program costs. For example, the average student on our ground traditional campus will pay approximately $8,600 in tuition in the 2016-17 school year after scholarships. Thus, based on the number of transfer credits and the scholarships they receive it is likely that a student will pay less than $35,000 in tuition for a bachelor’s degree on our ground campus. For the years ended December 31, 2016, 2015 and 2014, our revenue was reduced by approximately $179.2 million, $163.9 million and $140.0 million, respectively, as a result of scholarships that we offered to our students. The increase in scholarships reflects our increased revenues and our resulting increased use of scholarships (especially academic scholarships), to attract high performing students to our ground traditional campus.

Revenue per student for the year ended December 31, 2016 increased over 2015 primarily due to our residential traditional campus enrollment growing at a rate higher than our working adult enrollment. When factoring in room, board, and fees, the revenue per student is higher for these students than for our working adult students. We did not raise tuition in any of our programs for our 2016-2017 academic year and have not raised our tuition for our traditional ground program in eight years. A tuition increase of approximately 1% was implemented for the majority of online programs in September 2015. This reflects a concerted effort to control tuition pricing for students so that debt levels assumed by our students are reasonable. Tuition increases have not historically been, and may not in the future be, consistent across our programs due to market conditions and differences in operating costs of individual programs.

We derive a majority of our net revenues from tuition financed by the Title IV programs. For the years ended December 31, 2016, 2015 and 2014, we derived cash receipts equal to approximately 72.3%, 74.8%, and 76.5%, respectively, of our net revenues from Title IV programs. Our students also may rely on scholarships, personal savings, private loans, and employer tuition reimbursements to pay a portion of their tuition and related expenses.

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

We believe that the following critical accounting policies involve our more significant judgments and estimates used in the preparation of our consolidated financial statements:

Revenue recognition. Net revenues consist primarily of tuition and fees derived from courses taught by us online, at our over 260 acre campus in Phoenix, Arizona, and at facilities we lease or those of employers, as well as from related educational resources such as access to online materials. Tuition revenue and most fees and related educational resources are recognized pro-rata over the applicable period of instruction, net of scholarships awarded by us. Generally, we will refund all or a portion of tuition already paid pursuant to our refund policy, dependent upon length of course and modality and subject to certain state specific refund requirements. If a student withdraws at a time when only a portion, or none of the tuition is refundable, then in accordance with its revenue recognition policy, the University continues to recognize the tuition that was not refunded pro-rata over the applicable period of instruction. However, for students that have taken out financial aid to pay their tuition and for which a return to Title IV is required as a result of his or her withdrawal, the University recognizes revenue after a student withdraws only at the time of cash collection. Sales tax collected from students is excluded from net revenues. We also charge online students an upfront learning management fee, which is deferred and recognized over the average expected term of a student. Costs that are direct and incremental to new online students are also deferred and recognized ratably over the average expected term of a student. Deferred revenue and student deposits in any period represent the excess of tuition, fees and other student payments received as compared to amounts recognized as revenue on the statement of operations and are reflected as current liabilities in the accompanying balance sheet. Our educational programs have starting and ending dates that differ from our quarters. Therefore, at the end of each fiscal quarter, a portion of revenue from these programs is not yet earned. Other revenues may be recognized as sales occur or services are performed.

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

Income taxes. We recognize the amount of taxes payable or refundable for the current year and deferred tax assets and liabilities for future tax consequences of events that have been recognized in our consolidated financial statements or tax returns. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which the temporary differences are expect to be realized. Our deferred tax assets are subject to periodic recoverability assessments. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount that more likely than not will be realized. Realization of the deferred tax assets is principally dependent upon achievement of projected future taxable income offset by deferred tax liabilities. We evaluate the realizability of the deferred tax assets annually. Since becoming a taxable corporation in August 2005, we have not recorded any valuation allowances to date on our deferred income tax assets. We evaluate and account for uncertain tax positions using a two-step approach. Recognition occurs when we conclude that a tax position based solely on its technical merits, is more-likely-than-not to be sustained upon examination. Measurement determines the amount of benefit that is greater than 50% likely to be realized upon the ultimate settlement with a taxing authority that has full knowledge of the facts. Derecognition of a tax position that was previously recognized occurs when we determine that a tax position no longer meets the more-likely-than-not threshold of being sustained upon examination. As of December 31, 2016 and 2015, the University has reserved approximately $1,981 and $1,706, respectively, for uncertain tax positions, including interest and penalties. The increase in the reserve in 2015 was attributable to apportionment positions taken on state income tax returns related to the sourcing of receipts from services.

Results of Operations

The following table sets forth statements of operations data as a percentage of net revenue for each of the periods indicated:

	Year Ended December 31,
	2016	2015	2014
Net revenue	100.0%	100.0%	100.0%
Costs and expenses
Instructional costs and services	42.7	42.4	41.8
Admissions advisory and related	13.7	14.5	15.7
Advertising	10.1	9.8	9.5
Marketing and promotional	1.0	0.9	1.1
General and administrative	4.9	5.4	5.7
Lease termination costs	0.4	0.0	0.0

Total costs and expenses	72.8	73.0	73.8

Operating income	27.2	27.0	26.2
Interest expense	(0.2)	(0.2)	(0.3)
Interest income and other	0.0	0.0	0.1

Income before income taxes	27.0	26.9	26.0
Income tax expense	10.0	10.0	9.9

Net income	17.0	16.9	16.1

Year Ended December 31, 2016 Compared to Year Ended December 31, 2015

Net revenue. Our net revenue for the year ended December 31, 2016 was $873.3 million, an increase of $95.1 million, or 12.2%, as compared to net revenue of $778.2 million for the year ended December 31, 2015. This increase was primarily due to an increase in ground and online enrollment and, to a lesser extent, an increase in room and board and other student fees, partially offset by an increase in institutional scholarships. We did not raise tuition in any of our programs for our 2016-17 academic year. A tuition increase of approximately 1% was implemented for the majority of our online programs in September 2015. We have not raised our tuition for our traditional ground program in eight years. End-of-period enrollment increased 9.9% between December 31, 2016 and 2015, as ground enrollment increased 13.6% and online enrollment increased 9.0% over the prior year. The majority of the ground enrollment growth between years was residential students at our ground traditional campus in Phoenix, Arizona. We attribute the significant growth in our ground enrollment between years to our increasing brand recognition and the value proposition that our ground traditional campus affords to traditional-aged students and their parents. After scholarships, our ground traditional students pay for tuition, room, board, and fees, often half to a third of what it costs to attend a private, traditional university in another state and an amount comparable to what it costs to attend a public university. Although our online enrollment continues to grow, as the proportion of traditional colleges and universities providing alternative learning modalities increases, we will face increasing competition for working adult students from such institutions, including those with well-established reputations for excellence. The growth in revenue per student between years is primarily due to our residential traditional campus enrollment growing at a rate higher than our working adult enrollment. When factoring in room, board and fees, the revenue per student is higher for these students than for our working adult students.

Instructional costs and services expenses. Our instructional costs and services expenses for the year ended December 31, 2016 were $373.1 million, an increase of $43.4 million, or 13.2%, as compared to instructional costs and services expenses of $329.7 million for the year ended December 31, 2015. This increase was primarily due to increases in instructional compensation and related expenses including share-based compensation, faculty compensation, occupancy and depreciation and amortization, dues, fees, subscriptions and other instructional supplies, bad debt expense and other miscellaneous instructional costs and services of $10.9 million, $8.9 million, $14.2 million, $5.6 million, $2.0 million and $1.8 million, respectively. The increase in employee compensation and related expenses and faculty compensation are primarily due to the increase in the number of staff to support the increasing number of students attending the University, tenure adjustments, and increased benefit costs between years. In addition, we continue to increase our full-time faculty between years. The increase in occupancy, depreciation and amortization is the result of us placing into service additional buildings to support the growing number of ground traditional students. The increase in dues, fees, subscriptions and other instructional supplies is primarily due to increased licensing fees related to educational resources and increased food costs associated with a higher number of residential students. Our instructional costs and services expenses as a percentage of net revenue increased by 0.3% to 42.7% for the year ended December 31, 2016, as compared to 42.4% for the year ended December 31, 2015 due to an increase in dues, fees, subscriptions and other instructional supplies as a percentage of revenue due to the low profit margin derived on food sales, and occupancy, depreciation and amortization increasing as a percentage of revenue. Bad debt expense stayed flat year over year at 2.1% of net revenue. We anticipate that instructional costs and services will continue to increase as a percentage of revenue due to these factors.

Admissions advisory and related expenses. Our admissions advisory and related expenses for the year ended December 31, 2016 were $119.3 million, an increase of $6.7 million, or 6.0%, as compared to admissions advisory and related expenses of $112.6 million for the year ended December 31, 2015. This increase was primarily due to increases in employee compensation and related expenses, partially offset by decreases in other admissions advisory expenses of $7.0 million and $0.3 million, respectively. Employee compensation and related expenses increased as a result of increasing the number of admissions advisors, tenure adjustments, and increasing benefit costs between years. Our admissions advisory and related expenses as a percentage of net revenue decreased by 0.8% to 13.7% for the year ended December 31, 2016, from 14.5% for the year ended December 31, 2015 primarily due to our ability to leverage our admissions advisory personnel across an increasing revenue base. Although we are hopeful that we will continue to see leverage of our admissions advisory personnel, we do not anticipate the leverage in future years will be as significant as in 2016.

Advertising expenses. Our advertising expenses for the year ended December 31, 2016 were $88.2 million, an increase of $12.0 million, or 15.6%, as compared to advertising expenses of $76.2 million for the year ended December 31, 2015. This increase was primarily due to increased digital media and branding advertising. Our advertising expenses as a percentage of net revenue increased by 0.3% to 10.1% for the year ended December 31, 2016, from 9.8% for the year ended December 31, 2015 as we have increased our advertising spend to increase brand awareness. We plan to continue to increase our advertising spend on brand awareness in 2017 to counter the increased advertising of our competitors.

Marketing and promotional expenses. Our marketing and promotional expenses for the year ended December 31, 2016 were $8.9 million, an increase of $1.6 million, or 21.6%, as compared to marketing and promotional expenses of $7.3 million for the year ended December 31, 2015. Our marketing and promotional expenses as a percentage of net revenue increased slightly by 0.1% to 1.0% for the year ended December 31, 2016, from 0.9% for the year ended December 31, 2015.

General and administrative expenses. Our general and administrative expenses for the year ended December 31, 2016 were $43.2 million, an increase of $1.1 million, or 2.7%, as compared to general and administrative expenses of $42.1 million for the year ended December 31, 2015. This increase was primarily due to increases in employee compensation and related expenses including share-based compensation, and contributions to private school tuition organizations in lieu of state income taxes, partially offset by lower legal, audit and insurance costs and other general administrative expenses of $1.0 million, $1.2 million and $1.2 million respectively. During 2016 and 2015 our contributions to private school tuition organizations in lieu of state income taxes were $4.0 million and $2.8 million, respectively. Our general and administrative expenses as a percentage of net revenue decreased by 0.5% to 4.9% for the year ended December 31, 2016, from 5.4% for the year ended December 31, 2015 due to decreased legal costs and our ability to leverage our general and administrative expenses across an increasing revenue base.

Lease termination costs. In July 2016, we notified a current landlord of our intent to vacate leased space by the fourth quarter of 2016. As a result, we were required to pay a termination fee to terminate the lease resulting in $3.4 million of expense in the third quarter of 2016. Additionally in the fourth quarter of 2016, we completed our relocation of our employees to the new buildings and as a result expensed $0.1 million related to impaired assets from lease space no longer occupied by our employees.

Interest expense. Our interest expense for the year ended December 31, 2016 was $1.3 million, an increase of $0.1 million, as compared to interest expense of $1.2 million for the year ended December 31, 2015. Our interest expense stayed flat as a percentage of net revenue at 0.2% for the years ended December 31, 2016 and 2015.

Interest income and other. Our interest income and other for the year ended December 31, 2016 was a gain of $0.2 million, an increase of $0.3 million, as compared to interest income and other loss of $0.1 million for the year ended December 31, 2015. The increase was primarily due to higher investment returns.

Income tax expense. Income tax expense for the year ended December 31, 2016 was $87.6 million, an increase of $10.0 million from $77.6 million for the year ended December 31, 2015. This increase was primarily attributable to increased income before income taxes. Our effective tax rate was 37.1% for both of the years ended December 31, 2016 and 2015. The tax rate for both periods is less than the annual effective tax rates due to the contributions made in lieu of state income taxes in the third quarter of both years.

Net income. Our net income for the year ended December 31, 2016 was $148.5 million, an increase of $17.1 million, as compared to $131.4 million for the year ended December 31, 2015, due to the factors discussed above.

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

Liquidity, Capital Resources, and Financial Position

Liquidity. During 2016, we financed our operating activities and capital expenditures primarily through cash provided by operating activities. Our unrestricted cash, cash equivalents and investments were $108.6 million at December 31, 2016 and our restricted cash, cash equivalents and investments were $84.9 million. In December 2012, we entered into a new credit agreement, which increased our term loan to $100 million with a maturity date of December 2019. Additionally, this facility, as amended in January 2016, provides a revolving line of credit in the amount of $150 million through December 2017 to be utilized for working capital, capital expenditures and other general corporate purposes. Indebtedness under the credit facility is secured by our assets and is guaranteed by certain of our subsidiaries. As of December 31, 2016, $25.0 million was drawn on the revolver.

Based on our current level of operations and anticipated growth, we believe that our cash flow from operations and other sources of liquidity, including cash, and cash equivalents, will provide adequate funds for ongoing operations, planned capital expenditures, and working capital requirements for at least the next 24 months.

Share Repurchase Program

Our Board of Directors has authorized the University to repurchase up to $175.0 million in aggregate of common stock, from time to time, depending on market conditions and other considerations. The current expiration date on the repurchase authorization by our Board of Directors is December 31, 2017. Repurchases occur at the University’s discretion.

Under our share purchase authorization, we may purchase shares in the open market or in privately negotiated transactions, pursuant to the applicable Securities and Exchange Commission Rules. The amount and timing of future share repurchases, if any, will be made as market and business conditions warrant.

Since the approval of the initial share repurchase plan, the University has purchased 3.5 million shares of common stock at an aggregate cost of $75.8 million, which includes 415,555 shares of common stock at an aggregate cost of $15.4 million during the year ended December 31, 2016. At December 31, 2016, there remains $99.2 million available under our current share repurchase authorization.

Accounting Pronouncement to be Adopted in 2017

In March 2016, the FASB issued “Compensation – Stock Compensation: Improvement to Employee Share-Based Payment Accounting.” This standard is effective for fiscal years, and interim periods within those years, beginning after December 15, 2016 and early adoption is permitted. The University will adopt this standard as of January 1, 2017 using the prospective method.

As part of the new guidance, we will be required to record the income tax impact of the difference between the share-based compensation expense for book purposes and the amount deducted on the income tax return when awards vest or are settled within the income statement as part of income tax expense rather than current practice to record the difference as part of additional paid-in-capital (APIC) and will eliminate the requirement that excess tax benefits be realized on an income tax return prior to recognition in the financial statements. The University will have excess tax benefits after adoption, which will be reflected as a discrete item in the period the award vests or the options are exercised. However, the inclusion of excess tax benefits and deficiencies as a component of our income tax expense will increase volatility within our provision for income taxes as the amount of excess tax benefits or deficiencies from share-based compensation awards are dependent on our stock price at the date the restricted awards vest, our stock price on the date an option is exercised, and the quantity of options exercised. Our restricted stock vests in March each year so the favorable benefit will primarily impact the first quarter each year. Additionally, the guidance requires entities to present excess tax benefits as an operating activity on the statement of cash flows rather than current practice as a financing activity. Accordingly, in the first quarter of 2017, based on the current stock price, we anticipate our operating cash flows will increase and our financing cash flows will decrease upon our adoption of the standard. We will restate our prior period cash flows to be comparable to the required presentation. The University will make an accounting policy election to recognize forfeitures as they occur with no estimate of forfeitures applied to expense recognition. The new standard also simplifies the minimum statutory tax withholding requirements for employers who withhold shares upon settlement of an award on behalf of an employee to cover tax obligations by allowing an entity to withhold an amount up to the employees’ maximum individual tax rate in the relevant jurisdiction without resulting in liability classification of the award. As a result, the University expects some employees will elect a higher tax withholding and this may slightly increase our shares repurchased in lieu of income taxes in future period. Finally, as a result of the excess tax benefit changes in the computation of our treasury stock method dilution computations, we are anticipating a higher diluted weighted average shares outstanding subsequent to adoption.

Cash Flows

Operating Activities. Net cash provided by operating activities for the years ended December 31, 2016, 2015 and 2014 was $218.3 million, $173.9 million and $167.0 million, respectively. Cash provided by operations in 2016, 2015 and 2014 resulted from our net income plus non-cash charges for provision for bad debts, depreciation and amortization, timing of income tax and employee related payments and student deposits and changes in other working capital.

Investing Activities. Net cash used in investing activities was $216.0 million, $200.9 million, and $161.0 million for the years ended December 31, 2016, 2015, and 2014, respectively. Our cash used in investing activities is primarily related to the purchase of short-term investments and capital expenditures, partially offset by proceeds from the sale or maturity of short-term investments. Proceeds from investment, net of purchases of short-term investments, was $20.8 million, $17.4 million, and $7.6 million during the years ended December 31, 2016, 2015 and 2014, respectively. Capital expenditures were $178.3 million, $204.7 million and $168.7 million for the years ended December 31, 2016, 2015, and 2014, respectively. In 2016, capital expenditures primarily consisted of ground campus building projects that started in late 2015 such as three more apartment style residence halls, a 170,000 square foot classroom building for our College of Science, Engineering and Technology, a student service center, and a fourth parking structure, as well as land purchases adjacent to or near our Phoenix campus, and purchases of computer equipment, other internal use software projects and furniture and equipment to support our increasing employee headcount. Included in off-site development during 2016 is $60.7 million primarily related to an off-site student services center and parking garage that is in close proximity to our ground traditional campus. Employees that worked in two leased office buildings in the Phoenix area were relocated to this new building by the end of 2016. In 2015, in order to accommodate the continued growth of our traditional ground population, we completed four additional dormitories, a classroom building for our College of Science, Engineering and Technology, and a third parking structure prior to the 2015/2016 school year and started construction on all the construction projects completed in 2016, as well as land purchases adjacent to or near our Phoenix campus, and purchases of computer equipment, other internal use software projects and furniture and equipment to support our increasing employee headcount. Included in off-site development during 2015 is $10.0 million we spent to revitalize what was formerly known as the Maryvale Golf Course under a partnership agreement with the City of Phoenix. The golf course is now known as Grand Canyon University Championship golf course. Also, in late 2015, we commenced construction on the off-site office building and parking garage that is in close proximity to our ground traditional campus. In 2014, capital expenditures primarily consisted of ground campus building projects such as the construction of an additional classroom building and parking garage, additional residence halls that accommodate another 1,600 students and land purchases adjacent to our Phoenix campus to support our growing traditional student enrollment as well as purchases of computer equipment, other internal use software projects and furniture and equipment to support our increasing employee headcount.

Financing Activities . Net cash provided by financing activities was $20.7 million for the year ended December 31, 2016. Net cash used in financing activities was $15.2 million for the year ended December 31, 2015. Net cash provided by financing activities was $3.4 million for the year ended December 31, 2014. During 2016, net cash provided by financing activities consisted of net proceeds received from the revolving line of credit of $25.0 million, proceeds from the exercise of stock options of $13.2 million and excess tax benefits from share-based compensation of $9.9 million, partially offset by $15.4 million used to purchase treasury stock in accordance with the University’s share repurchase program and $4.7 million used to purchase common shares withheld in lieu of income taxes resulting from restricted share awards and principal payments on notes payable, repayments on our notes payable and capital lease payments totaled $7.2 million. During 2015, $11.3 million was used to purchase treasury stock in accordance with the University’s share repurchase program and $4.3 million was used to purchase common shares withheld in lieu of income taxes resulting from restricted share awards while principal payments on notes payable and capital leases totaled $6.8 million, partially offset by proceeds from the exercise of stock options of $3.5 million and excess tax benefits from share-based compensation of $3.6 million. During 2014, proceeds from the exercise of stock options of $7.8 million and excess tax benefits from share-based compensation of $7.6 million were partially offset by $3.7 million used to purchase common shares withheld in lieu of income taxes resulting from restricted share awards and $1.6 million used to purchase treasury stock in accordance with the University’s share repurchase program and principal payments on notes payable and capital leases totaling $6.7 million.

Contractual Obligations

The following table sets forth, as of December 31, 2016, the aggregate amounts of our significant contractual obligations and commitments with definitive payment terms due in each of the periods presented (in millions):

		Payments Due by Period
	Total	Less than 1 Year	2-3 Years	4-5 Years	More than 5 Years
Long term notes payable(1)	$98.2	$31.6	$66.6	$0.0	$0.0
Capital lease obligations	0.4	0.2	0.2	0.0	0.0
Purchase obligations(2)	39.0	29.6	6.1	2.8	0.5
Operating lease obligations(3)	3.7	1.5	1.3	0.8	0.1

Total contractual obligations	$141.3	$62.9	$74.2	$3.6	$0.6

(1)	See Note 6, “Notes Payable and Other Noncurrent Liabilities,” to our consolidated financial statements, included in Item 8, Consolidated Financial Statements and Supplementary Data, for a discussion of our long term notes payable and other obligations.
(2)	Represents unconditional purchase obligations and other obligations. Amount consists primarily of construction agreements for construction in progress on our ground traditional campus and an off-site office building and parking garage.

(3)	See Note 7, “Commitments and Contingencies,” to our consolidated financial statements, included in Item 8, Consolidated Financial Statements and Supplementary Data, for a discussion of our operating lease obligations.

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

Impact of inflation. We believe that inflation has not had a material impact on our results of operations for the years ended December 31, 2016, 2015, or 2014. There can be no assurance that future inflation will not have an adverse impact on our operating results and financial condition.

Market risk. On February 27, 2013 we entered into an interest rate corridor to manage our 30-day LIBOR interest exposure from variable rate debt, which matures in December 2019. The corridor instrument, which hedges variable interest rate risk starting March 1, 2013 through December 20, 2019 with a notional amount of $73.3 million as of December 31, 2016, permits us to hedge our interest rate risk at several thresholds. Under this arrangement, in addition to the credit spread, we will pay variable interest rates based on the 30-day LIBOR rates monthly until that index reaches 1.5%. If 30-day LIBOR is equal to 1.5% through 3.0%, we will continue to pay 1.5%. If the 30-day LIBOR exceeds 3.0%, we will pay actual 30-day LIBOR less 1.5%.

Except with respect to the foregoing, we have no derivative financial instruments or derivative commodity instruments. We invest cash in excess of current operating requirements in short term certificates of deposit and money market instruments, municipal bond portfolios, or municipal mutual funds at multiple financial institutions.

Interest rate risk. We manage interest rate risk through the instruments noted above and by investing excess funds in cash equivalents, BBB or higher rated municipal bonds and municipal mutual funds bearing variable interest rates, which are tied to various market indices or individual bond coupon rates. Our future investment income may fall short of expectations due to changes in interest rates or we may suffer losses in principal if we are forced to sell securities before their maturity date that have declined in market value due to changes in interest rates. At December 31, 2016, a 10% increase or decrease in interest rates would not have a material impact on our future earnings, fair values, or cash flows.

Item 8.	Consolidated Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Grand Canyon Education, Inc.:

We have audited the accompanying consolidated balance sheets of Grand Canyon Education, Inc. and subsidiaries (the “Company”) as of December 31, 2016 and 2015, and the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2016. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Grand Canyon Education, Inc. and subsidiaries as of December 31, 2016 and 2015, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2016, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Grand Canyon Education, Inc.’s internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 16, 2017 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP

Phoenix, Arizona

February 16, 2017

Grand Canyon Education, Inc.

Consolidated Balance Sheets

	As of December 31,
(In thousands, except par value)	2016	2015
ASSETS:
Current assets
Cash and cash equivalents	$45,976	$23,036
Restricted cash, cash equivalents and investments	84,931	75,384
Investments	62,596	83,364
Accounts receivable, net	9,999	8,298
Income taxes receivable	4,686	3,952
Other current assets	21,880	20,863

Total current assets	230,068	214,897
Property and equipment, net	855,528	667,483
Prepaid royalties	3,059	3,355
Goodwill	2,941	2,941
Other assets	897	3,306

Total assets	$1,092,493	$891,982

LIABILITIES AND STOCKHOLDERS’ EQUITY:
Current liabilities
Accounts payable	$24,824	$34,149
Accrued compensation and benefits	19,697	17,895
Accrued liabilities	21,163	13,846
Income taxes payable	2,734	29
Student deposits	85,881	76,742
Deferred revenue	40,739	37,876
Due to related parties	120	675
Current portion of capital lease obligations	—	697
Current portion of notes payable	31,636	6,625

Total current liabilities	226,794	188,534
Capital lease obligations, less current portion	—	788
Other noncurrent liabilities	1,689	4,302
Deferred income taxes, non-current	23,708	14,855
Notes payable, less current portion	66,616	73,252

Total liabilities	318,807	281,731

Commitments and contingencies
Stockholders’ equity
Preferred stock, $0.01 par value, 10,000 shares authorized; 0 shares issued and outstanding at December 31, 2016 and 2015	—	—
Common stock, $0.01 par value, 100,000 shares authorized; 51,509 and 50,288 shares issued and 47,559 and 46,877 shares outstanding at December 31, 2016 and 2015, respectively	515	503
Treasury stock, at cost, 3,950 and 3,411 shares of common stock at December 31, 2016 and 2015, respectively	(89,394)	(69,332)
Additional paid-in capital	212,559	177,167
Accumulated other comprehensive loss	(910)	(489)
Retained earnings	650,916	502,402

Total stockholders’ equity	773,686	610,251

Total liabilities and stockholders’ equity	$1,092,493	$891,982

The accompanying notes are an integral part of these consolidated financial statements.

Grand Canyon Education, Inc.

Consolidated Income Statements

	Year Ended December 31,
(In thousands, except per share amounts)	2016	2015	2014
Net revenue	$873,344	$778,200	$691,055
Costs and expenses:
Instructional costs and services	373,101	329,651	288,791
Admissions advisory and related, including $980 in 2016; $1,575 in 2015; and $2,974 in 2014, respectively, to related parties	119,286	112,572	108,567
Advertising	88,152	76,229	65,808
Marketing and promotional	8,860	7,287	7,439
General and administrative	43,219	42,100	39,635
Lease termination costs	3,523	—	—

Total costs and expenses	636,141	567,839	510,240

Operating income	237,203	210,361	180,815
Interest expense	(1,328)	(1,248)	(1,801)
Interest income and other	249	(106)	684

Income before income taxes	236,124	209,007	179,698
Income tax expense	87,610	77,596	68,232

Net income	$148,514	$131,411	$111,466

Earnings per share:
Basic income per share	$3.22	$2.86	$2.45

Diluted income per share	$3.15	$2.78	$2.37

Basic weighted average shares outstanding	46,083	45,975	45,538

Diluted weighted average shares outstanding	47,121	47,281	47,006

The accompanying notes are an integral part of these consolidated financial statements.

Grand Canyon Education, Inc.

Consolidated Statements of Comprehensive Income

	Year Ended December 31,
(In thousands)	2016	2015	2014
Net income	$148,514	$131,411	$111,466
Other comprehensive income (loss), net of tax:
Unrealized losses on hedging derivatives, net of taxes of $94, $230, and $186 for the years ended December 31, 2016, 2015 and 2014, respectively	(151)	(372)	(300)
Unrealized losses on available for sale securities, net of taxes of $168, $50 and $60 for the years ended December 31, 2016, 2015 and 2014, respectively	(270)	(82)	(93)

Comprehensive income	$148,093	$130,957	$111,073

The accompanying notes are an integral part of these consolidated financial statements.

Grand Canyon Education, Inc.

Consolidated Statements of Stockholders’ Equity

(In thousands)

	Common Stock		Treasury Stock		Additional Paid-in	Accumulated Other Comprehensive	Retained
	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Earnings	Total
Balance at December 31, 2013	48,890	$489	2,845	$(48,432)	$132,904	$358	$259,525	$344,844
Comprehensive income	—	—	—	—	—	(393)	111,466	111,073
Common stock purchased for treasury	—	—	38	(1,676)	—	—	—	(1,676)
Share-based compensation	317	3	77	(3,662)	9,941	—	—	6,282
Restricted shares forfeited	—	—	42	—	—	—	—	—
Exercise of stock options	539	5	—	—	7,820	—	—	7,825
Excess tax benefits	—	—	—	—	7,884	—	—	7,884

Balance at December 31, 2014	49,746	497	3,002	(53,770)	158,549	(35)	370,991	476,232
Comprehensive income	—	—	—	—	—	(454)	131,411	130,957
Common stock purchased for treasury	—	—	288	(11,279)	—	—	—	(11,279)
Share-based compensation	324	3	94	(4,283)	11,269	—	—	6,989
Restricted shares forfeited	—	—	27	—	—	—	—	—
Exercise of stock options	218	3	—	—	3,486	—	—	3,489
Excess tax benefits	—	—	—	—	3,863	—	—	3,863

Balance at December 31, 2015	50,288	503	3,411	(69,332)	177,167	(489)	502,402	610,251
Comprehensive income	—	—	—	—	—	(421)	148,514	148,093
Common stock purchased for treasury	—	—	416	(15,367)	—	—	—	(15,367)
Share-based compensation	275	3	114	(4,695)	12,273	—	—	7,581
Restricted shares forfeited	—	—	9	—	—	—	—	—
Exercise of stock options	946	9	—	—	13,198	—	—	13,207
Excess tax benefits	—	—	—	—	9,921	—	—	9,921

Balance at December 31, 2016	51,509	$515	3,950	$(89,394)	$212,559	$(910)	$650,916	$773,686

The accompanying notes are an integral part of these consolidated financial statements.

Grand Canyon Education, Inc.

Consolidated Statements of Cash Flows

	Year Ended December 31,
(In thousands)	2016	2015	2014
Cash flows provided by operating activities:
Net income	$148,514	$131,411	$111,466
Adjustments to reconcile net income to net cash provided by operating activities:
Share-based compensation	12,276	11,257	9,945
Excess tax benefits from share-based compensation	(9,928)	(3,636)	(7,637)
Provision for bad debts	18,639	16,620	15,045
Depreciation and amortization	45,683	35,675	29,473
Deferred income taxes	8,432	4,576	2,651
Other, including fixed asset impairments	1,161	3,713	3,441
Changes in assets and liabilities:
Restricted cash, cash equivalents and investments	(9,547)	(7,544)	(3,472)
Accounts receivable	(20,340)	(17,313)	(15,433)
Prepaid expenses and other	(1,973)	(2,351)	81
Due to/from related parties	(555)	272	(51)
Accounts payable	(4,793)	5,002	(2,448)
Accrued liabilities	7,298	(5,772)	2,991
Income taxes receivable/payable	11,892	(4,965)	16,378
Deferred rent	(475)	(1,211)	(2,298)
Deferred revenue	2,863	1,008	4,052
Student deposits	9,139	7,158	2,812

Net cash provided by operating activities	218,286	173,900	166,996

Cash flows used in investing activities:
Capital expenditures	(178,292)	(204,718)	(168,646)
Purchases of land, building and golf course improvements related to off-site development	(60,727)	(13,583)	—
Proceeds received from note receivable	501	—	—
Return of equity method investment	1,749	—	—
Purchases of investments	(49,157)	(48,122)	(114,919)
Proceeds from sale or maturity of investments	69,925	65,542	122,555

Net cash used in investing activities	(216,001)	(200,881)	(161,010)

Cash flows provided by (used in) financing activities:
Principal payments on notes payable and capital lease obligations	(7,224)	(6,784)	(6,696)
Debt issuance costs	(194)	—	—
Net borrowings from revolving line of credit	25,000	—	—
Repurchase of common shares including shares withheld in lieu of income taxes	(20,062)	(15,562)	(5,338)
Net proceeds from exercise of stock options	13,207	3,489	7,825
Excess tax benefits from share-based compensation	9,928	3,636	7,637

Net cash provided by (used in) financing activities	20,655	(15,221)	3,428

Net increase (decrease) in cash and cash equivalents	22,940	(42,202)	9,414
Cash and cash equivalents, beginning of year	23,036	65,238	55,824

Cash and cash equivalents, end of year	$45,976	$23,036	$65,238

Supplemental disclosure of cash flow information
Cash paid during the year for interest	$1,220	$1,244	$1,793
Cash paid during the year for income taxes	$66,206	$75,587	$48,835
Cash received for income tax refunds	$9	$4	$385
Supplemental disclosure of non-cash investing and financing activities
Purchases of property and equipment included in accounts payable	$7,746	$13,277	$5,845
Purchases of equipment though capital lease obligations	$—	$1,156	$—
Shortfall tax expense from share-based compensation	$260	$26	$16
Tax benefit of Spirit warrant intangible	$253	$253	$260

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

The University is a comprehensive regionally accredited university that offers over 200 graduate and undergraduate degree programs and certificates across nine colleges both online and on ground at our over 260 acre campus in Phoenix, Arizona, and at facilities we lease and at facilities owned by third party employers. Our undergraduate programs are designed to be innovative and to meet the future needs of employers, while providing students with the needed critical thinking and effective communication skills developed through a Christian, liberal arts foundation. We offer master’s and doctoral degrees in contemporary fields that are designed to provide students with the capacity for transformational leadership in their chosen industry, emphasizing the immediate relevance of theory, application, and evaluation to promote personal and organizational change. The University is accredited by the Higher Learning Commission. The University’s wholly owned subsidiaries are primarily used to facilitate expansion of the University campus.

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

Grand Canyon Education, Inc.

Notes to Consolidated Financial Statements

(In thousands, except per share data)

Property and Equipment

Property and equipment are recorded at cost less accumulated depreciation. Depreciation is computed using the straight-line method. Normal repairs and maintenance are expensed as incurred. Expenditures that materially extend the useful life of an asset are capitalized. Construction in progress represents items not yet placed in service and are not depreciated. Internally developed software represents qualifying salary and consulting costs for time spent on developing internal use software and is included in construction in progress until its completion. The University capitalizes interest using its interest rates on the specific borrowings used to finance the improvements, which approximated 2.2% in 2016, and 1.9% in 2015 and 2014. Interest cost capitalized and incurred in the years ended December 31, 2016, 2015, and 2014 are as follows:

	Year Ended December 31,
	2016	2015	2014
Interest incurred	$2,538	$1,962	$2,180
Interest capitalized	1,210	714	379

Interest expense	$1,328	$1,248	$1,801

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

Other Assets

The University developed our online delivery platform with an affiliated entity and put this platform into full production in 2011. The University has prepaid perpetual license fees and source code rights for the software developed, and has prepaid maintenance and service fees. Included in current other assets is the amount that will be amortized in the next twelve month cycle for maintenance and service fees and included in property and equipment is the amount that will be amortized over fifteen years for the perpetual licenses.

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

Share-Based Compensation

The University measures and recognizes compensation expense for share-based payment awards made to employees and directors, including employee stock options and restricted stock awards. The University calculates the fair value of share-based awards on the date of grant. The University amortizes the share-based compensation expense over the period that the awards are expected to vest, net of estimated forfeiture rates. If the actual forfeitures differ from management estimates, adjustments to compensation expense are recorded. The University reports cash flows resulting from tax deductions in excess of the compensation cost realized for those options (excess tax benefits) as financing cash flows. The University reports cash flows resulting from tax deductions that are less than the compensation cost realized for those options (tax shortfalls) as a noncash transaction in the consolidated statement of cash flows. The fair value of the University’s restricted stock awards is based on the market price of its common stock on the date of grant.

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

The University applies a more-likely-than-not threshold for financial statement recognition and measurement of an uncertain tax position taken or expected to be taken in a tax return. The University recognizes interest and penalties related to uncertain tax positions in income tax expense. As of December 31, 2016 and 2015, the University has reserved approximately $1,981 and $1,706, respectively, for uncertain tax positions, including interest and penalties, which is classified within accrued liabilities on the accompanying consolidated balance sheet.

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

Revenue Recognition

Net revenues consist primarily of tuition and fees derived from courses taught by the University online, at its over 260 acre campus in Phoenix, Arizona, and at facilities it leases or those of employers, as well as from related educational resources that the University provides to its students, such as access to online materials. Tuition revenue and most fees from related educational resources are recognized pro-rata over the applicable period of instruction, net of scholarships provided by the University. For the years ended December 31, 2016, 2015 and 2014, the University’s revenue was reduced by approximately $179,230, $163,893 and $139,962, respectively, as a result of scholarships that the University offered to students. The University maintains an institutional tuition refund policy, which provides for all or a portion of tuition to be refunded if a student withdraws during stated refund periods. Certain states in which students reside impose separate, mandatory refund policies, which override the University’s policy to the extent in conflict. If a student withdraws at a time when only a portion, or none of the tuition is refundable, then in accordance with its revenue recognition policy, the University continues to recognize the tuition that was not refunded pro-rata over the applicable period of instruction. However, for students that have taken out financial aid to pay their tuition and for which a return to Title IV is required as a result of his or her withdrawal, the University recognizes revenue after a student withdraws only at the time of cash collection. Sales tax collected from students is excluded from net revenues. Collected but unremitted sales tax is included as an accrued liability in our consolidated balance sheet. The University also charges online students an upfront learning management fee, which is deferred and recognized over the average expected term of a student. Costs that are direct and incremental to new online students are also deferred and recognized ratably over the average expected term of a student. Deferred revenue and student deposits in any period represent the excess of tuition, fees, and other student payments received as compared to amounts recognized as revenue on the consolidated income statement and are reflected as current liabilities in the accompanying consolidated balance sheets. The University’s educational programs have starting and ending dates that differ from its fiscal quarters. Therefore, at the end of each fiscal quarter, a portion of revenue from these programs is not yet earned. Other revenues may be recognized as sales occur or services are performed.

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

Grand Canyon Education, Inc.

Notes to Consolidated Financial Statements

(In thousands, except per share data)

Lease termination costs

In July 2016, the University notified a current landlord of its intent to vacate leased space by the end of the fourth quarter of 2016. As part of that notification, the University was required to pay a termination fee to its landlord of $3,363 which was recorded as an expense in the third quarter of 2016. As of December 31, 2016, the University had vacated the space, and expensed an additional $160 in the fourth quarter of 2016 related to the remaining amounts due under the lease net of remaining deferred rent.

Related party expenses

The University is a party to a revenue sharing arrangement (the Collaboration Agreement) with Mind Streams L.L.C. (Mind Streams), a related party until January 2017, under which the University, in accordance with applicable Department of Education guidance, pays a percentage of net revenue that it receives from applicants recruited by Mind Streams that matriculate at the University. The University terminated the agreement in 2014 and the University is not accepting any new applicants recruited by Mind Streams. The expenses incurred in conjunction with the Collaboration Agreement are included in admissions advisory and related expenses on our consolidated income statement.

Insurance/Self-Insurance

The University uses a combination of insurance and self-insurance for a number of risks, including claims related to employee health care, workers’ compensation, general liability, and business interruption. Liabilities associated with these risks are estimated based on, among other things, historical claims experience, severity factors, and other actuarial assumptions. The University’s loss exposure related to self-insurance is limited by stop loss coverage on a per occurrence and aggregate basis. The University regularly analyzes its reserves for incurred but not reported claims, and for reported but not paid claims related to self-funded insurance programs. While the University believes reserves are adequate, significant judgment is involved in assessing these reserves such as assessing historical paid claims, average lags between the claims’ incurred date, reported dates and paid dates, and the frequency and severity of claims. There may be differences between actual settlement amounts and recorded reserves and any resulting adjustments are included in expense once a probable amount is known.

Concentration of Credit Risk

The University believes the credit risk related to cash equivalents and investments is limited due to its adherence to an investment policy that required investments to have a minimum BBB rating, depending on the type of security, by one major rating agency at the time of purchase. All of the University’s cash equivalents and investments as of December 31, 2016 and 2015 consist of investments rated BBB or higher by at least one rating agency. Additionally, the University utilizes more than one financial institution to conduct initial and ongoing credit analysis on its investment portfolio to monitor and lower the potential impact of market risk associated with its cash equivalents and investment portfolio.

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

Recent Accounting Pronouncements

In May 2014, the FASB issued “Revenue from Contracts with Customers, as amended.” The standard is a comprehensive new revenue recognition model that requires revenue to be recognized in a manner to depict the transfer of goods or services to a customer at an amount that reflects the consideration expected to be received in exchange for those goods or services. The accounting guidance also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgements and changes in judgements and assets recognized from costs incurred to obtain or fulfill a contract. In July 2015, the FASB approved a one-year delay in the effective date. The University will adopt this new standard January 1, 2018 using either of two acceptable adoption methods: (i) retrospective adoption to each prior reporting period presented with the option to elect certain practical expedients as defined with the standard; or (ii) adoption with the cumulative effect of initially applying the standard recognized at the date of initial application and providing certain additional disclosure as defined within the standard. Management is in the diagnostic phase of assessing the financial and business impacts of implementing, Revenue from Contracts with Customers, including identifying revenue sources within the University and developing a preliminary assessment. The majority of our revenues are related to tuition due from our students. Tuition revenues are recognized pro-rata over the applicable period of instruction which the University believes is consistent with the revenue recognition method required by the new standard. Thus, we anticipate the adoption of this standard will not have a material impact on our consolidated financial statements or results of operations. The University is continuing to evaluate the impact the adoption of this standard will have on our other revenues and fees in our consolidated financial statements and the method of adoption to be used. Management expects that there may be some changes as a result of implementing the new standard.

In January 2016, the FASB issued “Financial Instruments – Overall: Recognition and Measurement of Financial Assets and Financial Liabilities.” The standard addresses certain aspects of recognition, measurement, presentation, and disclosure of financial instruments. Most prominent among the amendments is the requirement for changes in the fair value of equity investments, with certain exceptions, to be recognized through net income rather than other comprehensive income (“OCI”). This standard is effective for fiscal years, and interim periods within those years, beginning after December 15, 2017, and early adoption is not permitted. Accordingly, the standard is effective for us on January 1, 2018. We are currently evaluating the impact that the standard will have on our consolidated financial statements.

Grand Canyon Education, Inc.

Notes to Consolidated Financial Statements

(In thousands, except per share data)

In February 2016, the FASB issued “Leases.” The standard establishes a right-of-use (“ROU”) model that requires a lessee to recognize a ROU asset and a lease liability on the balance sheet for all leases with lease terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. This standard is effective for fiscal years, and interim periods within those years, beginning after December 15, 2018, and early adoption is permitted. Accordingly, the standard is effective for us on January 1, 2019 using a modified retrospective transition approach. A modified retrospective transition approach is required for lessees for capital and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available. The University has begun evaluating the impact that the future adoption of this standard will have on our consolidated financial statements and we believe the adoption will slightly increase our assets and liabilities, and will increase our financial statement disclosures.

In March 2016, the FASB issued “Compensation – Stock Compensation: Improvements to Employee Share-Based Payment Accounting.” The standard is intended to simplify several areas of accounting for share-based compensation arrangements, including the income tax impact, classification on the statement of cash flows and forfeitures. While aimed at reducing the cost and complexity of the accounting for share-based payments, the amendments are expected to significantly impact net income, earnings per share and the statement of cash flows as discussed further in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of this Form 10-K. This standard is effective for fiscal years, and interim periods within those years, beginning after December 15, 2016, and early adoption is permitted. Accordingly, the University will adopt this update as of January 1, 2017 using the prospective method.

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

In August 2016, the FASB issued a new standard that clarifies how certain cash receipts and cash payments are presented and classified in the statement of cash flows. The new standard is effective for fiscal years, and interim periods within those years, beginning after December 15, 2017, and early adoption is permitted. Accordingly, the new standard is effective for us on January 1, 2018 using a retrospective approach. We are currently evaluating the impact that the standard will have on our consolidated financial statements.

In November 2016, the FASB issued a new standard that requires restricted cash and cash equivalents to be included with cash and cash equivalents on the statement of cash flows. The new standard is effective for fiscal years, and interim periods within those years, beginning after December 15, 2017, with early adoption permitted. Accordingly, the new standard is effective for us on January 1, 2018 using a retrospective approach. Based on the significant restricted cash balances on our consolidated balance sheets, we anticipate the adoption of this standard will have a significant impact on the presentation of our consolidated statement of cash flows by removing the changes in restricted cash balances from our cash flows from operations.

The University has determined that no other recent accounting pronouncements apply to its operations or could otherwise have a material impact on its consolidated financial statements.

3. Investments

The following is a summary of investments as of December 31, 2016 and 2015, which includes $75,646 and $55,605 of restricted investments as of December 31, 2016 and 2015, respectively. The University considered all investments as available for sale.

	As of December 31, 2016
	Adjusted Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Estimated Fair Value
Municipal securities	$62,769	$12	$(185)	$62,596
Municipal bond mutual fund	76,168	—	(522)	75,646

Total restricted and unrestricted investments	$138,937	$12	$(707)	$138,242

Grand Canyon Education, Inc.

Notes to Consolidated Financial Statements

(In thousands, except per share data)

	As of December 31, 2015
	Adjusted Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Estimated Fair Value
Municipal securities	$83,507	$26	$(169)	$83,364
Municipal bond mutual fund	55,720	—	(115)	55,605

Total restricted and unrestricted investments	$139,227	$26	$(284)	$138,969

The cash flows of municipal securities are backed by the issuing municipality’s credit worthiness. All municipal securities are due in one year or less as of December 31, 2016. For the years ended December 31, 2016 and 2015, the net unrealized losses on available-for-sale securities were $430 and $159, net of taxes, respectively.

4. Valuation and Qualifying Accounts

	Balance at Beginning of Year	Charged to Expense	Deductions (1)	Balance at End of Year
Allowance for doubtful accounts receivable:
Year ended December 31, 2016	$5,137	18,639	(17,858)	$5,918
Year ended December 31, 2015	$6,472	16,620	(17,955)	$5,137
Year ended December 31, 2014	$9,678	15,045	(18,251)	$6,472

(1)	Deductions represent accounts written off, net of recoveries.

5. Property and Equipment

Property and equipment consist of the following:

	As of December 31,
	2016	2015
Land	$127,769	$103,280
Land improvements	23,158	13,389
Buildings	559,791	392,754
Building and leasehold improvements	105,168	72,494
Equipment under capital leases	5,943	6,467
Computer equipment	108,551	91,225
Furniture, fixtures and equipment	59,300	51,352
Internally developed software	30,407	25,996
Other	1,176	1,099
Construction in progress	19,112	54,506

	1,040,375	812,562
Less accumulated depreciation and amortization	(184,847)	(145,079)

Property and equipment, net	$855,528	$667,483

Depreciation and amortization expense associated with property and equipment, including assets under capital lease, totaled $44,829, $34,821, and $28,529 for the years ended December 31, 2016, 2015, and 2014, respectively.

Grand Canyon Education, Inc.

Notes to Consolidated Financial Statements

(In thousands, except per share data)

6. Notes Payable and Other Noncurrent Liabilities

In 2012, we entered into a new credit agreement, which increased our term loan to $100,000 with a maturity date of December 2019. Additionally, this facility, as amended in January 2016, provides a revolving line of credit in the amount of $150,000 through December 2017 to be utilized for working capital, capital expenditures, share repurchases and other general corporate purposes. The amendment to this facility increased the revolving line of credit from $50,000 to $150,000. Indebtedness under the credit facility is secured by our assets and is guaranteed by certain of our subsidiaries. The Agreement contains standard covenants that, among other things, restrict the University’s ability to incur additional debt or make certain investments, require the University to maintain compliance with certain applicable regulatory standards, and require the University to achieve certain financial ratios and maintain certain financial condition. As of December 31, 2016, the University is in compliance with its debt covenants. As of December 31, 2016, $25,000 was drawn on the revolver with $125,000 available to be drawn.

	As of December 31,
	2016	2015
Notes Payable
Note payable, monthly payment of $556; interest at 30 day LIBOR plus 1.75% (2.4% at December 31, 2016) through December 31, 2019	$73,001	$79,525
Revolving line of credit; interest at 30 day LIBOR plus 1.75% (2.3% at December 31, 2016)	25,000	—
Annuities; quarterly payments of $34; extending through 2019; interest at 10%	251	352

	98,252	79,877
Less: Current portion	31,636	6,625

	$66,616	$73,252

Payments due under the notes payable obligations are as follows as of December 31, 2016:

2017	$31,636
2018	6,691
2019	59,925

$98,252

Long-term deferred rent included in other noncurrent liabilities as of December 31, 2016 and 2015 was $729 and $3,502, respectively.

7. Commitments and Contingencies

Leases

The University leases certain land, buildings and equipment under non-cancelable operating leases expiring at various dates through 2022. Future minimum lease payments under operating leases due each year are as follows at December 31, 2016:

2017	$1,547
2018	884
2019	422
2020	412
2021	425
Thereafter	35

Total minimum payments	$3,725

Total rent expense and related taxes and operating expenses under operating leases for the years ended December 31, 2016, 2015 and 2014 was $6,694, $7,759, and $8,409, respectively.

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

Tax Reserves, Non-Income Tax Related

From time to time the University has exposure to various non-income tax related matters that arise in the ordinary course of business. At both December 31, 2016 and 2015, the University has no reserve for tax matters where its ultimate exposure is considered probable and the potential loss can be reasonably estimated.

8. Derivative Instruments

On February 27, 2013, the University entered into an interest rate corridor to manage its 30 Day LIBOR interest exposure related to its variable rate debt. This instrument did not contain financing elements. The contractual terms of the University’s derivative instrument have not been structured such that net payments made by one party in the earlier periods are to be subsequently returned by the counterparty in later periods of the derivative’s term. The University’s derivative instrument has not been amended or modified since inception. The fair value of the interest rate corridor instrument as of December 31, 2016 and 2015 was $490 and $728, respectively, which is included in other assets. The fair value of the derivative instrument was determined using a hypothetical derivative transaction and Level 2 of the hierarchy of valuation inputs. This derivative instrument was originally designated as a cash flow hedge of variable rate debt obligations. The adjustments of $245, $602, and $486 for the years ended December 31, 2016, 2015 and 2014, respectively, for the effective portion of the gain/loss on the derivative is included as a component of other comprehensive income, net of taxes.

The interest rate corridor instrument reduces variable interest rate risk starting March 1, 2013 through December 20, 2019 with a notional amount of $73,333 as of December 31, 2016. The corridor instrument’s terms permit the University to hedge its interest rate risk at several thresholds; the University pays variable interest monthly based on the 30-day LIBOR rates until that index reaches 1.5%. If 30-day LIBOR is equal to 1.5% through 3.0%, the University pays 1.5%. If 30-day LIBOR exceeds 3.0%, the University pays actual 30-day LIBOR less 1.5%. Therefore, the University has hedged its exposure to future variable rate cash flows through December 20, 2019.

As of December 31, 2016 no derivative ineffectiveness was identified. Any ineffectiveness in the University’s derivative instrument designated as a hedge would be reported in interest expense in the income statement. As of December 31, 2016, $2 of credit default risk interest expense was recorded in interest expense in the income statement. At December 31, 2016, the University does not expect to reclassify any gains or losses on derivative instruments from accumulated other comprehensive income (loss) into earnings during the next 12 months.

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

Grand Canyon Education, Inc.

Notes to Consolidated Financial Statements

(In thousands, except per share data)

	Year Ended December 31,
	2016	2015	2014
Denominator:
Basic common shares outstanding	46,083	45,975	45,538
Effect of dilutive stock options and restricted stock	1,038	1,306	1,468

Diluted common shares outstanding	47,121	47,281	47,006

Diluted weighted average shares outstanding excludes the incremental effect of unvested restricted stock and shares that would be issued upon the assumed exercise of stock options in accordance with the treasury stock method. For each of the years ended December 31, 2016, 2015 and 2014, approximately 344, 385 and 174, respectively, of the University’s stock options and restricted stock awards outstanding were excluded from the calculation of diluted earnings per share as their inclusion would have been anti-dilutive. These options and restricted stock awards could be dilutive in the future.

10. Equity Transactions

Preferred Stock

As of December 31, 2016 and 2015, the University had 10,000 shares of authorized but unissued and undesignated preferred stock. The University’s charter provides that the board of directors has authority to issue preferred stock, with voting powers, designations, preferences, and special rights, qualifications, limitation, or restrictions as permitted by law as determined by the board of directors, without stockholder approval. The board of directors may authorize the issuance of preferred stock with voting or conversion rights that could adversely affect the voting power or other rights of the holders of the common stock.

Treasury Stock

The Board of Directors has authorized the University to repurchase up to $175,000 in aggregate of common stock, from time to time, depending on market conditions and other considerations. The expiration date on the repurchase authorization has been extended to December 31, 2017. Repurchases occur at the University’s discretion. Repurchases may be made in the open market or in privately negotiated transactions, pursuant to the applicable Securities and Exchange Commission rules. The amount and timing of future share repurchases, if any, will be made as market and business conditions warrant. Since its approval of the share repurchase plan, the University has purchased 3,491 shares of common stock at an aggregate cost of $75,782, which includes 416 shares of common stock at an aggregate cost of $15,367 during the year ended December 31, 2016, which are recorded at cost in the accompanying December 31, 2016 consolidated balance sheet and statement of stockholders’ equity. At December 31, 2016, there remained $99,218 available under its current share repurchase authorization.

11. Income Taxes

The University has deferred tax assets and liabilities that reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Deferred tax assets are subject to periodic recoverability assessments. Realization of the deferred tax assets, net of deferred tax liabilities is principally dependent upon achievement of projected future taxable income. Based upon the level of historical taxable income and projections for future taxable income over the periods in which the deferred tax assets are deductible, management believes it is more-likely-than-not that the University will realize the benefits of these deductible differences. The University has no valuation allowance at December 31, 2016 and 2015. The components of income tax expense (benefit) are as follows:

	Year Ended December 31,
	2016	2015	2014
Current:
Federal	$64,006	$63,481	$50,980
State	4,831	5,222	6,216

	68,837	68,703	57,196

Deferred:
Federal	7,961	4,473	2,734
State	891	557	418

	8,852	5,030	3,152

Tax expense recorded as an increase of paid-in capital	9,921	3,863	7,884

	$87,610	$77,596	$68,232

Grand Canyon Education, Inc.

Notes to Consolidated Financial Statements

(In thousands, except per share data)

A reconciliation of income tax computed at the U.S. statutory rate to the effective income tax rate is as follows:

	Year Ended December 31,
	2016	2015	2014
Statutory U.S. federal income tax rate	35.0%	35.0%	35.0%
State income taxes, net of federal tax benefit	3.2	3.3	4.3
State tax credits, net of federal effect	(1.5)	(1.2)	(1.5)
Nondeductible expenses	0.2	0.1	0.1
Other	0.2	(0.1)	0.1

Effective income tax rate	37.1%	37.1%	38.0%

Significant components of the University’s deferred income tax assets and liabilities, included in Deferred income taxes, non-current on the consolidated balance sheets are as follows:

	As of December 31,
	2016	2015
Deferred tax assets:
Allowance for doubtful accounts	$2,362	$2,051
Share-based compensation	7,681	9,330
Deferred tuition revenue	1,539	1,336
Deferred scholarship	1,198	1,091
Deferred rent	122	1,078
Intangibles	1,048	1,778
State taxes	1,228	768
Other	2,731	2,714

Deferred tax assets	17,909	20,146

Deferred tax liability:
Property and equipment	(40,358)	(33,710)
Other	(1,259)	(1,291)

Deferred tax liability	(41,617)	(35,001)

Net deferred tax liability	$(23,708)	$(14,855)

The net deferred tax liability on the accompanying consolidated balance sheet is comprised of the following:

	As of December 31,
	2016	2015
Deferred income taxes, current	$7,814	$6,448
Deferred income taxes, non-current	(31,522)	(21,303)

Net deferred tax liability	$(23,708)	$(14,855)

The University recognizes the impact of a tax position in its financial statements if that position is more-likely-than-not to be sustained on audit, based on the technical merits of the position. The University discloses all unrecognized tax benefits, which includes the reserves recorded for uncertain tax positions on filed tax returns and the unrecognized portion of affirmative claims. The University recognizes interest and penalties related to uncertain tax positions in income tax expense. Unrecognized tax benefits as of December 31, 2016 and 2015 were not significant.

Grand Canyon Education, Inc.

Notes to Consolidated Financial Statements

(In thousands, except per share data)

The University is subject to taxation in the United States, in states with an income tax and in several local jurisdictions. The University is currently under audit by various state taxing authorities. The University does not anticipate any material adjustments as a result of these audits. As of December 31, 2016, the earliest tax year still subject to examination for federal and state purposes is 2013 and 2012, respectively.

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

To participate in the Title IV programs, an institution must be authorized to offer its programs of instruction by the relevant agency of the state in which it is located, accredited by an accrediting agency recognized by the Department of Education and certified as eligible by the Department of Education. The Department of Education will certify an institution to participate in the Title IV programs only after the institution has demonstrated compliance with the Higher Education Act and the Department of Education’s extensive regulations regarding institutional eligibility. An institution must also demonstrate its compliance to the Department of Education on an ongoing basis. As of December 31, 2016, management believes the University is in compliance with the applicable regulations in all material respects. The University has a program participation agreement with full certification from the Department of Education, which gives the University the ability to participate in the Title IV programs through September 30, 2017.

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

A program review, focused on the University’s administration of the Title IV programs in which it participates, its administration of the Clery Act and related regulations, and its compliance with the requirements of the Drug-Free Schools and Communities Act for the 2012-2013 and 2013-2014 award years, was initiated in April 2014. The final program review determination letter received in June 2014 sets forth three findings, each of which involved individual student-specific information gathering and/or reporting errors and all of which the University promptly corrected to the Department of Education’s satisfaction. Accordingly, the final program review determination letter concluded that the University had taken all corrective actions necessary to resolve the findings and that the program review had been closed with no further action required.

90/10 Disclosure

The University derives a substantial portion of its revenues from student financial aid received by its students under the Title IV programs administered by the Department of Education pursuant to the Higher Education Act. To continue to participate in the student financial aid programs the University must comply with the regulations promulgated under the Higher Education Act. The regulations restrict the proportion of cash receipts for tuition and fees from eligible programs to not more than 90 percent from Title IV programs (the “90/10 revenue test”). If an institution fails to satisfy the test for one year, its participation status becomes provisional for two consecutive fiscal years. If the test is not satisfied for two consecutive years, eligibility to participate in Title IV programs is lost for at least two fiscal years. Using the Department of Education’s cash-basis, regulatory formula under the 90/10 Rule as currently in effect, for its 2016, 2015, and 2014 fiscal years, the University derived 72.3%, 74.8%, and 76.5%, respectively, for its 90/10 revenue from Title IV program funds.

13. Share-Based Compensation Plans

Adoption of Equity Plans

On September 27, 2008 the University’s shareholders approved the adoption of the 2008 Equity Incentive Plan (“Incentive Plan”) and the 2008 Employee Stock Purchase (“ESPP”). A total of 4,200 shares of the University’s common stock was originally authorized for issuance under the Incentive Plan. On January 1 of each subsequent year in accordance with the terms of the Incentive Plan, the number of shares authorized for issuance under the Incentive Plan automatically increases by 2.5% of the number of shares of common stock issued and outstanding on the applicable December 31, unless the Compensation Committee of our Board of Directors elects to decline the increase or chooses a lower increase. The Compensation Committee elected to decline the increase that would have gone into effect as of January 1, 2016 and 2017, leaving the number of shares of common stock authorized for issuance under the Incentive Plan at 12,167. The University has only registered 8,729 of the shares authorized for issuance under the Incentive Plan and of the registered shares 1,804 are available for grant as of December 31, 2016. Although the ESPP has not yet been implemented, a total of 1,050 shares of the University’s common stock have been authorized for sale under the ESPP.

Grand Canyon Education, Inc.

Notes to Consolidated Financial Statements

(In thousands, except per share data)

Incentive Plan

Restricted Stock

During fiscal year 2016, 2015, and 2014, the University granted 264, 315 and 308 shares of common stock, respectively, with a service vesting condition to certain of its executives, officers, faculty and employees. The restricted shares have voting rights and vest evenly at 20% over each of the next five years. Upon vesting, shares will be held in lieu of taxes equivalent to the minimum statutory tax withholding required to be paid when the restricted stock vests. In 2016, 2015, and 2014, the University granted 11, 9, and 9 shares of common stock, respectively, to certain of the non-employee members of the University’s board of directors. The restricted shares have voting rights and vest within one year of the date of grant.

A summary of the activity related to restricted stock granted under the University’s Incentive Plan is as follows:

	Total Shares	Weighted Average Grant Date Fair Value per Share
Outstanding as of December 31, 2013	983	$21.34
Granted	317	$46.02
Vested	(225)	$21.27
Forfeited, canceled or expired	(42)	$27.36

Outstanding as of December 31, 2014	1,033	$28.75

Granted	324	$45.66
Vested	(274)	$27.18
Forfeited, canceled or expired	(27)	$30.27

Outstanding as of December 31, 2015	1,056	$34.30

Granted	275	$44.46
Vested	(329)	$30.56
Forfeited, canceled or expired	(9)	$37.94

Outstanding as of December 31, 2016	993	$38.32

As of December 31, 2016, there was approximately $27,447 of total unrecognized share-based compensation cost, net of estimated forfeitures, related to unvested restricted stock awards. These costs are expected to be recognized over a weighted average period of 2.0 years.

Stock Options

No options were granted in 2016, 2015 and 2014. Prior to 2012, the University granted time vested options to purchase shares of common stock with an exercise price equal to the fair market value on the date of grant to employees. These time vested options vest ratably over a period of five years and expire ten years from the date of grant. A summary of the activity related to stock options granted under the University’s Incentive Plan is as follows:

Grand Canyon Education, Inc.

Notes to Consolidated Financial Statements

(In thousands, except per share data)

	Summary of Stock Options Outstanding
	Total Shares	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value ($)(1)
Outstanding as of December 31, 2013	3,023	$14.80
Granted	—	$—
Exercised	(539)	$14.51
Forfeited, canceled or expired	(32)	$16.93

Outstanding as of December 31, 2014	2,452	$14.83

Granted	—	$—
Exercised	(218)	$15.97
Forfeited, canceled or expired	(14)	$16.08

Outstanding as of December 31, 2015	2,220	$14.71

Granted	—	$—
Exercised	(946)	$13.97
Forfeited, canceled or expired	(2)	$19.23

Outstanding as of December 31, 2016	1,272	$15.26	3.02	$54,931

Exercisable as of December 31, 2016	1,266	$15.22	3.00	$54,722

(1)	Aggregate intrinsic value represents the value of the University’s closing stock price on December 30, 2016 ($58.45) in excess of the exercise price multiplied by the number of options outstanding or exercisable.

The following table summarizes information related to stock options exercised for years ended December 31, 2016, 2015 and 2014:

	2016	2015	2014
Amounts related to options exercised:
Intrinsic value realized by optionee	$41,283	$18,069	$27,499
Actual tax benefit realized by the University for tax deductions	$16,513	$7,228	$11,000

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

Share-based Compensation Expense Assumptions – Stock Options

No stock options were granted in 2016, 2015 or 2014.

The table below outlines share-based compensation expense for the fiscal years ended December 31, 2016, 2015 and 2014 related to restricted stock and stock options granted:

Grand Canyon Education, Inc.

Notes to Consolidated Financial Statements

(In thousands, except per share data)

	2016	2015	2014
Instructional costs and services	$7,398	$6,779	$5,921
Admissions advisory and related	232	192	166
Marketing and promotional	125	130	220
General and administrative	4,521	4,156	3,638

Share-based compensation expense included in operating expenses	12,276	11,257	9,945
Tax effect of share-based compensation	(4,910)	(4,503)	(3,978)

Share-based compensation expense, net of tax	$7,366	$6,754	$5,967

401(k) Plan

The University has established a 401(k) Defined Contribution Benefit Plan (the “Plan”). The Plan provides eligible employees, upon date of hire, with an opportunity to make tax-deferred contributions into a long-term investment and savings program. All employees over the age of 21 are eligible to participate in the plan. The Plan allows eligible employees to contribute to the Plan subject to Internal Revenue Code restrictions and the Plan allows the University to make discretionary matching contributions. The University plans to make a matching contribution to the Plan of approximately $1,920 for the year ended December 31, 2016. The University made discretionary matching contributions to the Plan of $1,769 and $1,508 for the years ended December 31, 2015 and 2014, respectively.

14. Related Party Transactions

Related party transactions include transactions between the University and certain of its affiliates. The following transactions were in the normal course of operations and were measured at the exchange amount, which is the amount of consideration established and agreed to by the parties.

As of and for the years ended December 31, 2016, 2015, and 2014, related party transactions consisted of the following:

Affiliates

Mind Streams, LLC (“Mind Streams”) — Mind Streams is owned and operated, in part, by the father of Mr. Brent Richardson, the University’s Board Chairman until January 2017. Mr. Richardson is no longer on the University’s Board. See further discussion in Note 2, Summary of Significant Accounting Policies — Related party expenses.

LOPE Kingdom Fund renamed GCU Community Fund (“GCUCF”) — GCUCF was formed in 2014 to provide seed funding for entrepreneurial ventures initiated by the University’s students. The University’s President, CEO and Chairman serves as the president of GCUCF. All of the board seats are taken by University executives. The University is not the primary beneficiary of GCUCF, and accordingly, the University does not consolidate GCUCF’s statement of activities with its financial results. The University contributed $0, $500 and $500 for the years ended December 31, 2016, 2015 and 2014, of which $0 and $500 amounts were owed at December 31, 2016 and 2015, respectively.

Grand Canyon Education, Inc.

Notes to Consolidated Financial Statements

(In thousands, except per share data)

15. Quarterly Results of Operations (Unaudited)

The following table summarizes the unaudited quarterly results of operations for 2016 and 2015 and should be read in conjunction with other information included in the accompanying consolidated financial statements.

	2016
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Net revenue	$226,958	$191,279	$210,444	$244,663
Costs and expenses:
Instructional costs and services	94,654	84,599	91,748	102,100
Admissions advisory and related	29,544	28,866	28,814	32,062
Advertising	21,107	22,149	23,896	21,000
Marketing and promotional	2,242	2,108	2,127	2,383
General and administrative	10,720	8,809	13,430	10,260
Lease termination costs	—	—	3,363	160

Total costs and expenses	158,267	146,531	163,378	167,965

Operating income	68,691	44,748	47,066	76,698
Interest expense	(329)	(158)	(344)	(497)
Interest income and other	2,048	293	(2,291)	199

Income before income taxes	70,410	44,883	44,431	76,400
Income tax expense	26,745	17,257	15,187	28,421

Net income	$43,665	$27,626	$29,244	$47,979

Earnings per share:
Basic income per share(1)	$0.96	$0.60	$0.63	$1.03

Diluted income per share(1)	$0.93	$0.59	$0.62	$1.01

Basic weighted average shares outstanding	45,622	46,004	46,231	46,470

Diluted weighted average shares outstanding	46,860	46,990	47,175	47,452

(1)	The sum of quarterly income per share may not equal annual income per share due to rounding.

	2015
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Net revenue	$194,127	$174,726	$193,393	$215,954
Costs and expenses:
Instructional costs and services	78,687	75,357	83,180	92,427
Admissions advisory and related	28,333	27,372	27,506	29,361
Advertising	20,031	18,419	19,360	18,419
Marketing and promotional	1,694	1,788	1,827	1,978
General and administrative	9,396	9,534	12,536	10,634

Total costs and expenses	138,141	132,470	144,409	152,819

Operating income	55,986	42,256	48,984	63,135
Interest expense	(375)	(146)	(313)	(414)
Interest income and other	257	127	201	(691)

Income before income taxes	55,868	42,237	48,872	62,030
Income tax expense	21,689	16,461	15,530	23,916

Net income	$34,179	$25,776	$33,342	$38,114

Earnings per share:
Basic income per share(1)	$0.75	$0.56	$0.72	$0.83

Diluted income per share(1)	$0.72	$0.55	$0.70	$0.81

Basic weighted average shares outstanding	45,789	46,012	46,063	46,035

Diluted weighted average shares outstanding	47,201	47,263	47,320	47,337

(1)	The sum of quarterly income per share may not equal annual income per share due to rounding.

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

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

Under the supervision and with the participation of our management, including our Principal Executive Officer and Principal Financial Officer, an evaluation was performed on the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) promulgated under the Exchange Act), as of the end of the period covered by this annual report. Based on that evaluation, our management, including the Principal Executive Officer and Principal Financial Officer, concluded that our disclosure controls and procedures were effective as of December 31, 2016.

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

Management performed an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2016, utilizing the criteria described in the “Internal Control-Integrated Framework (2013)” issued by the Committee of Sponsoring Organizations of the Treadway Commission. The objective of this assessment was to determine whether our internal control over financial reporting was effective as of December 31, 2016. Based on its assessment, management believes that, as of December 31, 2016, the Company’s internal control over financial reporting is effective.

The effectiveness of our internal control over financial reporting as of and for the year ended December 31, 2016 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their audit report which is included herein.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Grand Canyon Education, Inc.:

We have audited Grand Canyon Education, Inc.’s internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Grand Canyon Education, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Grand Canyon Education, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Grand Canyon Education, Inc. and subsidiaries as of December 31, 2016 and 2015, and the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2016, and our report dated February 16, 2017, expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

Phoenix, Arizona

February 16, 2017

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended December 31, 2016 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

We have a policy governing transactions in our securities by directors, officers, employees and others which permits these individuals to enter into trading plans complying with Rule 10b5-1 under the Securities Exchange Act of 1934, as amended. We have been advised that Brian Mueller, our President, Chief Executive Officer and Chairman; Dr. W. Stan Meyer, our Chief Operating Officer; and Dan Bachus, our Chief Financial Officer and Principal Accounting Officer, each entered into trading plans on December 14, 2016, each of which was in accordance with Rule 10b5-1 and our policy governing transactions in our securities. Generally, under these trading plans, the individual relinquishes control over the transactions once the trading plan is put into place.

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

Information relating to our Board of Directors, Executive Officers, and Corporate Governance required by this item appears in the sections entitled “Corporate Governance and Board Matters” and “Proposal No. 1: Election of Directors” in our 2017 proxy statement, to be filed within 120 days of our fiscal year end (December 31, 2016) and such information is incorporated herein by reference.

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

Information relating to this item appears in the section entitled “Executive Compensation” in our 2017 proxy statement, to be filed within 120 days of our fiscal year end (December 31, 2016) and such information is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information relating to this item appears in the sections entitled “Executive Compensation” and “Beneficial Ownership of Common Stock” in our 2017 proxy statement, to be filed within 120 days of our fiscal year end (December 31, 2016) and such information is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Information relating to this item appears in the sections entitled “Corporate Governance and Board Matters — Director Independence” and “Certain Relationships and Related Party Transactions” in our 2017 proxy statement, to be filed within 120 days of our fiscal year end (December 31, 2016) and such information is incorporated herein by reference.

Item 14.	Principal Accounting Fees and Services

Information relating to this item appears in the section entitled “Ratification of Independent Registered Public Accounting Firm — Fees” in our 2017 our proxy statement, to be filed within 120 days of our fiscal year end (December 31, 2016) and such information is incorporated herein by reference.

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

3.	Exhibits

Number	Description	Method of Filing

3.1	Amended and Restated Certificate of Incorporation	Incorporated by reference to Exhibit 3.1 to Amendment No. 6 to the University’s Registration Statement on Form S-1 filed with the SEC on November 12, 2008.

3.2	Third Amended and Restated Bylaws	Incorporated by reference to Exhibit 3.1 to the University’s Current Report on Form 8-K filed with the SEC on October 29, 2014.

4.1	Specimen of Stock Certificate	Incorporated by reference to Exhibit 4.1 to Amendment No. 2 to the University’s Registration Statement on Form S-1 filed with the SEC on September 29, 2008.

10.1	Amended and Restated Executive Employment Agreement, dated September 10, 2008, by and between Grand Canyon Education, Inc. and Brent Richardson†	Incorporated by reference to Exhibit 10.1 to Amendment No. 2 to the University’s Registration Statement on Form S-1 filed with the SEC on September 29, 2008.

10.2	2008 Equity Incentive Plan, as amended†	Incorporated by reference to Exhibit 10.1 to the University’s Quarterly Report on Form 10-Q filed with the SEC on November 14, 2011.

10.3	2008 Employee Stock Purchase Plan†	Incorporated by reference to Exhibit 10.5 to Amendment No. 2 to the University’s Registration Statement on Form S-1 filed with the SEC on September 29, 2008.

10.4	Amended and Restated Executive Employment Agreement, dated July 30, 2012, by and between Grand Canyon Education, Inc. and Brian E. Mueller†	Incorporated by reference to Exhibit 10.1 to the University’s Quarterly Report on Form 10-Q filed with the SEC on August 6, 2012.

10.4.1	Amended Executive Employment Agreement, dated February 9, 2016, by and between Grand Canyon Education, Inc. and Brian E. Mueller†	Incorporated by reference to Exhibit 10.4.1 to the University Annual Report on Form 10-K filed with the SEC on February 17, 2016.

10.5	Amended and Restated Executive Employment Agreement, dated July 30, 2012, by and between Grand Canyon Education, Inc. and W. Stan Meyer†	Incorporated by reference to Exhibit 10.2 to the University’s Quarterly Report on Form 10-Q filed with the SEC on August 6, 2012.

10.5.1	Amended Executive Employment Agreement, dated February 9, 2016, by and between Grand Canyon Education, Inc. and W. Stan Meyer†	Incorporated by reference to Exhibit 10.5.1 to the University Annual Report on Form 10-K filed with the SEC on February 17, 2016.

10.6	Amended and Restated Executive Employment Agreement, dated July 30, 2012, by and between Grand Canyon Education, Inc. and Daniel E. Bachus†	Incorporated by reference to Exhibit 10.3 to the University’s Quarterly Report on Form 10-Q filed with the SEC on August 6, 2012.

10.6.1	Amended Executive Employment Agreement, dated February 9, 2016, by and between Grand Canyon Education, Inc. and Daniel E. Bachus†	Incorporated by reference to Exhibit 10.6.1 to the University Annual Report on Form 10-K filed with the SEC on February 17, 2016.

10.7	Amended and Restated Executive Employment Agreement, dated July 30, 2012, by and between Grand Canyon Education, Inc. and Joseph N. Mildenhall†	Incorporated by reference to Exhibit 10.4 to the University’s Quarterly Report on Form 10-Q filed with the SEC on August 6, 2012.

10.7.1	Amended Executive Employment Agreement, dated February 9, 2016, by and between Grand Canyon Education, Inc. and Joseph N. Mildenhall†	Incorporated by reference to Exhibit 10.7.1 to the University Annual Report on Form 10-K filed with the SEC on February 17, 2016.

10.8	Executive Employment Agreement, dated September 7, 2012, by and between Grand Canyon Education, Inc. and Brian M. Roberts†	Incorporated by reference to Exhibit 10.1 to the University’s Quarterly Report on Form 10-Q filed with the SEC on May 7, 2013.

Number	Description	Method of Filing

10.8.1	Amended Executive Employment Agreement, dated February 9, 2016, by and between Grand Canyon Education, Inc. and Brian M. Roberts†	Incorporated by reference to Exhibit 10.8.1 to the University Annual Report on Form 10-K filed with the SEC on February 17, 2016.

10.9	Form of Director and Officer Indemnity Agreement	Incorporated by reference to Exhibit 10.21 to Amendment No. 2 to the University’s Registration Statement on Form S-1 filed with the SEC on September 29, 2008.

10.10	Credit Agreement, dated December 21, 2012, by and among Grand Canyon Education, Inc., Bank of America, N.A., and the other parties named therein.	Incorporated by reference to Exhibit 10.10 to the University’s Annual Report on Form 10-K filed with the SEC on February 19, 2013.

10.10.1	Amendment No. 1 to Credit Agreement, dated January 15, 2016, by and among Grand Canyon Education, Inc., Bank of America, N.A., and the other parties named therein.	Incorporated by reference to Exhibit 10.10.1 to the University Annual Report on Form 10-K filed with the SEC on February 17, 2016.

21.0	Subsidiaries of Grand Canyon Education, Inc.	Filed herewith.

23.1	Consent of KPMG LLP, Independent Registered Public Accounting Firm	Filed herewith.

24.1	Power of Attorney	Filed herewith (on signature page)

31.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a) and 15d-14(a) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith.

31.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a) and 15d-14(a) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith.

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002††	Filed herewith.

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002††	Filed herewith.

101.INS	XBRL Instance Document	Filed herewith.

101.SCH	XBRL Taxonomy Extension Schema	Filed herewith.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase	Filed herewith.

101.DEF	XBRL Taxonomy Extension Definition Linkbase	Filed herewith.

101.LAB	XBRL Taxonomy Extension Label Linkbase	Filed herewith.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase	Filed herewith.

†	Indicates a management contract or any compensatory plan, contract or arrangement.
††	This certification is being furnished solely to accompany this report pursuant to 18 U.S.C. Section 1350, and is not being filed for purposes of Section 18 of the Exchange Act, and is not to be incorporated by reference into any filings of the University, whether made before or after the date hereof, regardless of any general incorporation language in such filing.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GRAND CANYON EDUCATION, INC.

By:	/s/ Brian E. Mueller
Name: Brian E. Mueller
Title: President and Chief Executive Officer
Dated: February 16, 2017

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

Signature	Title	Date

/s/ Brian E. Mueller	President, Chief Executive Officer and Chairman	February 16, 2017
Brian E. Mueller	(Principal Executive Officer)

/s/ Daniel E. Bachus	Chief Financial Officer	February 16, 2017
Daniel E. Bachus	(Principal Financial Officer and Principal Accounting Officer)

/s/ Sara R. Dial	Director	February 16, 2017
Sara R. Dial

/s/ David J. Johnson	Director	February 16, 2017
David J. Johnson

/s/ Jack A. Henry	Director	February 16, 2017
Jack A. Henry

/s/ Kevin F. Warren	Director	February 16, 2017
Kevin F. Warren