Form 10-Q
period 2017-03-31
Grand Canyon Education, Inc.
filed 2017-05-04
CIK 1434588

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☒		Accelerated filer	☐

Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☐

			Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The total number of shares of common stock outstanding as of May 1, 2017, was 47,897,471.

GRAND CANYON EDUCATION, INC.

FORM 10-Q

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

GRAND CANYON EDUCATION, INC.

Consolidated Income Statements

(Unaudited)

	Three Months Ended March 31,
	2017	2016
(In thousands, except per share data)
Net revenue	$248,206	$226,958
Costs and expenses:
Instructional costs and services	102,574	94,654
Admissions advisory and related	31,972	29,544
Advertising	24,631	21,107
Marketing and promotional	2,460	2,242
General and administrative	9,941	10,720

Total costs and expenses	171,578	158,267

Operating income	76,628	68,691
Interest expense	(580)	(329)
Interest and other income	2	2,048

Income before income taxes	76,050	70,410
Income tax expense	20,138	26,745

Net income	$55,912	$43,665

Earnings per share:
Basic income per share	$1.20	$0.96

Diluted income per share	$1.16	$0.93

Basic weighted average shares outstanding	46,748	45,622

Diluted weighted average shares outstanding	48,070	46,860

The accompanying notes are an integral part of these consolidated financial statements.

GRAND CANYON EDUCATION, INC.

Consolidated Statements of Comprehensive Income

(Unaudited)

	Three Months Ended March 31,
	2017	2016
(In thousands)
Net income	$55,912	$43,665
Other comprehensive income, net of tax:
Unrealized gains on available-for-sale securities and restricted cash equivalents, net of taxes of $242 and $24 for March 31, 2017 and 2016, respectively	393	39
Unrealized losses on hedging derivatives, net of taxes of $3 and $148 for March 31, 2017 and 2016, respectively	(5)	(238)

Comprehensive income	$56,300	$43,466

The accompanying notes are an integral part of these consolidated financial statements.

GRAND CANYON EDUCATION, INC.

Consolidated Balance Sheets

(In thousands, except par value)	March 31, 2017	December 31, 2016
	(Unaudited)
ASSETS:
Current assets
Cash and cash equivalents	$88,541	$45,976
Restricted cash and cash equivalents	70,342	84,931
Investments	81,557	62,596
Accounts receivable, net	9,026	9,999
Income tax receivable	4,829	4,686
Other current assets	23,627	21,880

Total current assets	277,922	230,068
Property and equipment, net	870,289	855,528
Prepaid royalties	2,985	3,059
Goodwill	2,941	2,941
Other assets	1,123	897

Total assets	$1,155,260	$1,092,493

LIABILITIES AND STOCKHOLDERS’ EQUITY:
Current liabilities
Accounts payable	$24,114	$24,824
Accrued compensation and benefits	20,670	19,697
Accrued liabilities	23,704	21,283
Income taxes payable	19,531	2,734
Student deposits	70,716	85,881
Deferred revenue	69,759	40,739
Current portion of notes payable	6,651	31,636

Total current liabilities	235,145	226,794
Other noncurrent liabilities	1,606	1,689
Deferred income taxes, noncurrent	27,043	23,708
Notes payable, less current portion	64,943	66,616

Total liabilities	328,737	318,807

Commitments and contingencies
Stockholders’ equity
Preferred stock, $0.01 par value, 10,000 shares authorized; 0 shares issued and outstanding at March 31, 2017 and December 31, 2016	—	—
Common stock, $0.01 par value, 100,000 shares authorized; 51,939 and 51,509 shares issued and 47,829 and 47,559 shares outstanding at March 31, 2017 and December 31, 2016, respectively	519	515
Treasury stock, at cost, 4,110 and 3,950 shares of common stock at March 31, 2017 and December 31, 2016, respectively	(98,910)	(89,394)
Additional paid-in capital	218,667	212,559
Accumulated other comprehensive loss	(522)	(910)
Retained earnings	706,769	650,916

Total stockholders’ equity	826,523	773,686

Total liabilities and stockholders’ equity	$1,155,260	$1,092,493

The accompanying notes are an integral part of these consolidated financial statements.

GRAND CANYON EDUCATION, INC.

Consolidated Statement of Stockholders’ Equity

(In thousands)

(Unaudited)

						Accumulated
					Additional	Other
	Common Stock		Treasury Stock		Paid-in	Comprehensive	Retained
	Shares	Par Value	Shares	Cost	Capital	Loss	Earnings	Total
Balance at December 31, 2016	51,509	$515	3,950	$(89,394)	$212,559	$(910)	$650,916	$773,686
Cumulative effect from the adoption of accounting pronouncements, net of taxes					59		(59)	—
Comprehensive income	—	—	—	—	—	388	55,912	56,300
Restricted shares forfeited	—	—	13	—	—	—	—	—
Share-based compensation	187	2	147	(9,516)	2,929	—	—	(6,585)
Exercise of stock options	243	2	—	—	3,120	—	—	3,122

Balance at March 31, 2017	51,939	$519	4,110	$(98,910)	$218,667	$(522)	$706,769	$826,523

The accompanying notes are an integral part of these consolidated financial statements.

GRAND CANYON EDUCATION, INC.

Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended March 31,
(In thousands)	2017	2016
Cash flows provided by operating activities:
Net income	$55,912	$43,665
Adjustments to reconcile net income to net cash provided by operating activities:
Share-based compensation	2,931	2,898
Provision for bad debts	4,383	4,520
Depreciation and amortization	13,267	10,467
Deferred income taxes	3,723	2,710
Other	122	(1,694)
Changes in assets and liabilities:
Accounts receivable	(3,410)	(3,676)
Prepaid expenses and other	(2,112)	404
Accounts payable	1,042	(7,014)
Accrued liabilities and employee related liabilities	3,381	6,845
Income taxes receivable/payable	16,654	21,927
Deferred rent	(92)	(236)
Deferred revenue	29,020	19,699
Student deposits	(15,165)	(13,605)

Net cash provided by operating activities	109,656	86,910

Cash flows used in investing activities:
Capital expenditures	(21,729)	(49,781)
Purchases of land, building and golf course improvements related to off-site development	(7,898)	(7,718)
Proceeds received from note receivable	—	501
Return of equity method investment	—	1,749
Purchases of investments	(26,532)	(13,688)
Proceeds from sale or maturity of investments	7,571	12,924

Net cash used in investing activities	(48,588)	(56,013)

Cash flows used in financing activities:
Principal payments on notes payable and capital lease obligations	(1,698)	(2,133)
Debt issuance costs	—	(194)
Net borrowings from revolving line of credit	(25,000)	—
Repurchase of common shares including shares withheld in lieu of income taxes	(9,516)	(19,175)
Net proceeds from exercise of stock options	3,122	3,459

Net cash used in financing activities	(33,092)	(18,043)

Net increase in cash and cash equivalents and restricted cash	27,976	12,854
Cash and cash equivalents and restricted cash, beginning of period	130,907	98,420

Cash and cash equivalents and restricted cash, end of period	$158,883	$111,274

Supplemental disclosure of cash flow information
Cash paid for interest	$674	$332
Cash paid for income taxes	$438	$1,715
Supplemental disclosure of non-cash investing and financing activities
Purchases of property and equipment included in accounts payable	$5,993	$23,161
Tax benefit of Spirit warrant intangible	$—	$63
Shortfall tax expense from share-based compensation	$—	$252

The accompanying notes are an integral part of these consolidated financial statements.

GRAND CANYON EDUCATION, INC.

Notes to Consolidated Financial Statements

(In thousands, except per share data)

(Unaudited)

1. Nature of Business

Grand Canyon Education, Inc. (together with its subsidiaries, the “University”) is a comprehensive regionally accredited university that offers over 200 graduate and undergraduate degree programs, emphases and certificates across nine colleges both online and on ground at our over 260 acre campus in Phoenix, Arizona, at leased facilities and at facilities owned by third party employers. Our undergraduate programs are designed to be innovative and to meet the future needs of employers, while providing students with the needed critical thinking and effective communication skills developed through a Christian-oriented, liberal arts foundation. We offer master’s and doctoral degrees in contemporary fields that are designed to provide students with the capacity for transformational leadership in their chosen industry, emphasizing the immediate relevance of theory, application, and evaluation to promote personal and organizational change. The University is accredited by The Higher Learning Commission. The University’s wholly-owned subsidiaries are primarily used to facilitate expansion of the University campus.

2. Summary of Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements include the accounts of the University and its wholly-owned subsidiaries. Intercompany transactions have been eliminated in consolidation.

Unaudited Interim Financial Information

The accompanying unaudited interim consolidated financial statements of the University have been prepared in accordance with U.S. generally accepted accounting principles and pursuant to the rules and regulations of the United States Securities and Exchange Commission and the instructions to Form 10-Q and Article 10, consistent in all material respects with those applied in its financial statements included in its Annual Report on Form 10-K for the fiscal year ended December 31, 2016. They do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. Such interim financial information is unaudited but reflects all adjustments that in the opinion of management are necessary for the fair presentation of the interim periods presented. Interim results are not necessarily indicative of results for a full year. These consolidated financial statements should be read in conjunction with the University’s audited financial statements and footnotes included in its Annual Report on Form 10-K for the fiscal year ended December 31, 2016 from which the December 31, 2016 balance sheet information was derived.

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

On February 27, 2013, the University entered into an interest rate corridor to manage its 30 Day LIBOR interest exposure related to its variable rate debt. The fair value of the interest rate corridor instrument as of March 31, 2017 and December 31, 2016 was $483 and $490, respectively, which is included in other assets. The fair value of the derivative instrument was determined using a hypothetical derivative transaction and Level 2 of the hierarchy of valuation inputs. This derivative instrument was originally designated as a cash flow hedge of variable rate debt obligations. The adjustment of $8 and $386 for the three months ended March 31, 2017 and 2016, respectively, for the effective portion of the losses on the derivatives is included as a component of other comprehensive income, net of taxes.

The interest rate corridor instrument reduces variable interest rate risk starting March 1, 2013 through December 20, 2019 with a notional amount of $71,667 as of March 31, 2017. The corridor instrument’s terms permits the University to hedge its interest rate risk at several thresholds; the University pays variable interest monthly based on the 30 Day LIBOR rates until that index reaches 1.5%. If 30 Day LIBOR is equal to 1.5% through 3.0%, the University pays 1.5%. If 30 Day LIBOR exceeds 3.0%, the University pays actual 30 Day LIBOR less 1.5%.

As of March 31, 2017, no derivative ineffectiveness was identified. Any ineffectiveness in the University’s derivative instrument designated as a hedge is reported in interest expense in the income statement. At March 31, 2017, the University does not expect to reclassify gains or losses on derivative instruments from accumulated other comprehensive income (loss) into earnings during the next 12 months.

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

Revenue Recognition

Net revenues consist primarily of tuition and fees derived from courses taught by the University online, on ground at its over 260 acre campus in Phoenix, Arizona, and at facilities it leases or those of employers, as well as from related educational resources that the University provides to its students, such as access to online materials. Tuition revenue and most fees from related educational resources are recognized pro-rata over the applicable period of instruction, net of scholarships provided by the University. For the three months ended March 31, 2017 and 2016, the University’s revenue was reduced by approximately $54,653 and $53,591, respectively, as a result of scholarships that the University offered to students. The University maintains an institutional tuition refund policy, which provides for all or a portion of tuition to be refunded if a student withdraws during stated refund periods. Certain states in which students reside impose separate, mandatory refund policies, which override the University’s policy to the extent in conflict. If a student withdraws at a time when only a portion, or none of the tuition is refundable, then in accordance with its revenue recognition policy, the University continues to recognize the tuition that was not refunded pro-rata over the applicable period of instruction. However, for students that have taken out financial aid to pay their tuition and for which a return of such money to the Department of Education under Title IV is required as a result of his or her withdrawal, the University recognizes revenue after a student withdraws only at the time of cash collection. Sales tax collected from students is excluded from net revenues. Collected but unremitted sales tax

GRAND CANYON EDUCATION, INC.

Notes to Consolidated Financial Statements

(In thousands, except per share data)

(Unaudited)

is included as an accrued liability in the consolidated balance sheets. The University also charges online students an upfront learning management fee, which is deferred and recognized over the average expected term of a student. Costs that are direct and incremental to new online students are also deferred and recognized ratably over the average expected term of a student. Deferred revenue and student deposits in any period represent the excess of tuition, fees, and other student payments received as compared to amounts recognized as revenue on the income statement and are reflected as current liabilities in the accompanying consolidated balance sheet. The University’s educational programs have starting and ending dates that differ from its fiscal quarters. Therefore, at the end of each fiscal quarter, a portion of revenue from these programs is not yet earned. Other revenues may be recognized as sales occur or services are performed.

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

Accounting Pronouncements Adopted in 2017

In March 2016, the FASB issued “Compensation – Stock Compensation: Improvement to Employee Share-Based Payment Accounting,” to simplify certain aspects of the accounting for share-based payment transactions to employees. The new standard requires excess tax benefits and tax deficiencies to be recorded in the consolidated statements of income as a component of the provision for income taxes when stock awards vest or options are exercised. In addition, it eliminates the requirement to reclassify cash flows related to excess tax benefits from operating activities to financing activities on the consolidated statements of cash flows. The standard also provides an accounting policy election to account for forfeitures as they occur, allows us to withhold more of an employee’s vesting shares for tax withholding purposes without triggering liability accounting, and clarifies that all cash payments made to tax authorities on an employee’s behalf for withheld shares should be presented as a financing activity on our consolidated cash flows statement.

The University adopted the new guidance in the first quarter of 2017 which required us to reflect any adjustments as of January 1, 2017. Upon adoption, excess tax benefits or deficiencies from share-based awards or options are now reflected in the consolidated statement of income as a component of the provision for income taxes, whereas previously they were recognized in equity. The University elected to account for forfeitures as they occur, rather than estimate expected forfeitures. The net cumulative effect of this change increased additional paid-in capital and decreased retained earnings as of January 1, 2017 by $59, net of tax. The University did not have any previously unrecognized excess tax effects that had not been recorded as a reduction to tax liability.

The University adopted the provisions of the standard impacting the cash flow presentation retrospectively, and accordingly, to conform to the current period presentation, we reclassified $3,495 of excess tax benefits which had been included as a financing activity to an operating activity for the three months ended March 31, 2016 in our consolidated statement of cash flows. The presentation requirement for cash flows related to employee taxes paid for withheld shares had no impact on our consolidated statement of cash flows since such cash flows have historically been presented as a financing activity.

GRAND CANYON EDUCATION, INC.

Notes to Consolidated Financial Statements

(In thousands, except per share data)

(Unaudited)

Adoption of the provision of the new standard related to income taxes was adopted prospectively and resulted in a reduction to our provision for income taxes of $8,524 for the three months ended March 31, 2017, due to the recognition of excess tax benefits from restricted stock awards that vested or stock options that were exercised in 2017. Our restricted stock awards vest in March each year so the excess tax benefits and deficiencies will primarily impact the first quarter each year. The inclusion of excess tax benefits and deficiencies as a component of our income tax expense will increase volatility within our provision for income taxes as the amount of excess tax benefits or deficiencies from share-based compensation awards are dependent on our stock price at the date the restricted awards vest, our stock price on the date an option is exercised, and the quantity of options exercised.

In August 2016, the FASB issued a new standard that clarifies how certain cash receipts and cash payments are presented and classified in the consolidated statement of cash flows. The University elected to early adopt this guidance in the first quarter of 2017 on a retrospective basis. There was no reclassification impact of the adoption on our consolidated statement of cash flows for the three months ended March 31, 2017 and 2016, as our historical statements have been presented in accordance with this new guidance.

In November 2016, the FASB issued a new standard that requires restricted cash and cash equivalents to be included with the amount of cash and cash equivalents that are reconciled on the consolidated statement of cash flows. The University elected to early adopt this guidance in the first quarter of 2017 on a retrospective basis, and accordingly, to conform to the current period presentation, we reclassified our restricted cash and cash equivalents to be included in the total of cash and cash equivalents presented at the bottom of our consolidated statement of cash flows for both the beginning and ending periods for our three months ended March 31, 2017 and 2016. As a result the amount of the change in our net cash provided by operating activities no longer includes the impact of the change in restricted cash and cash equivalents for either period.

The following table summarizes the effects related to the adoption of both accounting standards (share-based compensation and restricted cash and cash equivalents) for the three months ended March 31, 2016:

Consolidated Statement of Cash Flows Data:

	March 31, 2016
	As reported	As adjusted
Net cash provided by operating activities	$96,318	$86,910
Net cash used in financing activities	$(14,548)	$(18,043)
Net increase in cash and cash equivalents and restricted cash	$25,757	$12,854
Cash and cash equivalents and restricted cash, beginning of period	$23,036	$98,420
Cash and cash equivalents and restricted cash, end of period	$48,793	$111,274

Recent Accounting Pronouncements

In May 2014, the FASB issued “Revenue from Contracts with Customers, as amended.” The standard is a comprehensive new revenue recognition model that requires revenue to be recognized in a manner to depict the transfer of goods or services to a customer at an amount that reflects the consideration expected to be received in exchange for those goods or services. The accounting guidance also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgements and changes in judgements and assets recognized from costs incurred to obtain or fulfill a contract. In July 2015, the FASB approved a one-year delay in the effective date. The University will adopt this new standard January 1, 2018 using either of two acceptable adoption methods: (i) retrospective adoption to each prior reporting period presented with the option to elect certain practical expedients as defined within the standard; or (ii) adoption with the cumulative effect of initially applying the standard recognized at the date of initial application and providing certain additional disclosure as defined within the standard. Management is in the diagnostic phase of assessing the financial and business impacts of implementing, Revenue from Contracts with Customers, including identifying revenue sources within the University and developing a preliminary assessment. The majority of our revenues are related to tuition due from our students.    Tuition revenues are recognized pro-rata over the applicable period of instruction which the University believes is consistent with the revenue recognition method required by the new standard. Thus, we anticipate the adoption of this standard will not have a material impact on our consolidated financial statements or results of operations. The University is continuing to evaluate the impact the adoption of this standard will have on our other revenues and fees in our consolidated financial statements and the method of adoption to be used. Management expects that there may be some changes as a result of implementing the new standard.

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

3. Investments

The following is a summary of investments as of March 31, 2017 and December 31, 2016. The University considered all investments as available for sale.

	As of March 31, 2017
	Adjusted Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Estimated Fair Value
Municipal securities	$81,617	$47	$(107)	$81,557

	As of December 31, 2016
	Adjusted Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Estimated Fair Value
Municipal securities	$62,769	$12	$(185)	$62,596

The cash flows of municipal securities are backed by the issuing municipality’s credit worthiness. All municipal securities are due in one year or less as of March 31, 2017. For the three months ended March 31, 2017, the net unrealized losses on available-for-sale securities was $37, net of taxes.

4. Net Income Per Common Share

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

	Three Months Ended March 31,
	2017	2016
Denominator:
Basic weighted average shares outstanding	46,748	45,622
Effect of dilutive stock options and restricted stock	1,322	1,238

Diluted weighted average shares outstanding	48,070	46,860

Diluted weighted average shares outstanding exclude the incremental effect of unvested restricted stock and shares that would be issued upon the assumed exercise of stock options in accordance with the treasury stock method. For the three months ended March 31, 2017 and 2016, approximately 8 and 421, respectively, of the University’s stock options and restricted stock awards outstanding were excluded from the calculation of diluted earnings per share as their inclusion would have been anti-dilutive. These options and restricted stock awards could be dilutive in the future.

5. Allowance for Doubtful Accounts

	Balance at Beginning of Period	Charged to Expense	Deductions(1)	Balance at End of Period
Three months ended March 31, 2017	$5,918	4,383	(3,382)	$6,919
Three months ended March 31, 2016	$5,137	4,520	(3,090)	$6,567

(1)	Deductions represent accounts written off, net of recoveries.

6. Property and Equipment

Property and equipment consist of the following:

	March 31, 2017	December 31, 2016
Land	$133,521	$127,769
Land improvements	24,472	23,158
Buildings	567,926	559,791
Buildings and leasehold improvements	108,870	105,168
Equipment under capital leases	6,005	5,943
Computer equipment	113,133	108,551
Furniture, fixtures and equipment	60,236	59,300
Internally developed software	31,484	30,407
Other	1,176	1,176
Construction in progress	20,748	19,112

	1,067,571	1,040,375
Less accumulated depreciation and amortization	(197,282)	(184,847)

Property and equipment, net	$870,289	$855,528

7. Commitments and Contingencies

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

8. Share-Based Compensation

Incentive Plan

Restricted Stock

During the three months ended March 31, 2017, the University granted 187 shares of common stock with a service vesting condition to certain of its executives, officers, faculty and employees. The restricted shares have voting rights and vest in five annual installments of 20%, with this first installment vesting in March of the calendar year following the date of grant (the “first vesting date”) and on each of the four anniversaries of the first vesting date. Upon vesting, shares will be held in lieu of taxes equivalent to the minimum statutory tax withholding required to be paid when the restricted stock vests. During the three months ended March 31, 2017, the University withheld 147 shares of common stock in lieu of taxes at a cost of $9,516 on the restricted stock vesting dates.

A summary of the activity related to restricted stock granted under the University’s 2008 Equity Incentive Plan (“Incentive Plan”) since December 31, 2016 is as follows:

	Total Shares	Weighted Average Grant Date Fair Value per Share
Outstanding as of December 31, 2016	993	$38.32
Granted	187	$70.22
Vested	(360)	$32.36
Forfeited, canceled or expired	(13)	$40.18

Outstanding as of March 31, 2017	807	$48.34

Stock Options

During the three months ended March 31, 2017, no options were granted. A summary of the activity since December 31, 2016 related to stock options granted under the University’s Incentive Plan is as follows:

	Summary of Stock Options Outstanding
	Total Shares	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value ($)(1)
Outstanding as of December 31, 2016	1,272	$15.26
Granted	—	$—
Exercised	(243)	$12.83
Forfeited, canceled or expired	—	$—

Outstanding as of March 31, 2017	1,029	$15.84	2.95	$57,369

Exercisable as of March 31, 2017	1,029	$15.84	2.95	$57,369

(1)	Aggregate intrinsic value represents the value of the University’s closing stock price on March 31, 2017 ($71.61) in excess of the exercise price multiplied by the number of shares underlying options outstanding or exercisable, as applicable.

GRAND CANYON EDUCATION, INC.

Notes to Consolidated Financial Statements

(In thousands, except per share data)

(Unaudited)

Share-based Compensation Expense

The table below outlines share-based compensation expense for the three months ended March 31, 2017 and 2016 related to restricted stock and stock options granted:

	2017	2016
Instructional costs and services	$1,863	$1,750
Admissions advisory and related expenses	22	49
Marketing and promotional	32	30
General and administrative	1,014	1,069

Share-based compensation expense included in operating expenses	2,931	2,898
Tax effect of share-based compensation	(1,172)	(1,159)

Share-based compensation expense, net of tax	$1,759	$1,739

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

To participate in the Title IV programs, an institution must be authorized to offer its programs of instruction by the relevant agency of the state in which it is located, accredited by an accrediting agency recognized by the Department of Education and certified as eligible by the Department of Education. The Department of Education will certify an institution to participate in the Title IV programs only after the institution has demonstrated compliance with the Higher Education Act and the Department of Education’s extensive regulations regarding institutional eligibility. An institution must also demonstrate its compliance to the Department of Education on an ongoing basis. The University’s accreditation has been reaffirmed by the Higher Learning Commission (“HLC”) after a comprehensive review of the institution’s academic offerings, governance and administration, mission, finances and resources during an on-site visit in November 2016. The accreditation was reaffirmed by the HLC’s Institutional Actions council at its meeting on February 28, 2017 with no requirements for any monitoring or interim reports. The comprehensive review occurs every 10 years, along with a mid-term report in year four. As of March 31, 2017, management believes the University is in compliance with the applicable regulations in all material respects.

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

Additional factors that could cause actual results to differ from those discussed in the forward-looking statements include, but are not limited to, those described in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2016, as updated in our subsequent reports filed with the Securities and Exchange Commission (“SEC”), including any updates found in Part II, Item 1A of this Quarterly Report on Form 10-Q or our other reports on Form 10-Q. You should not put undue reliance on any forward-looking statements. Forward-looking statements speak only as of the date the statements are made and we assume no obligation to update forward-looking statements to reflect actual results, changes in assumptions, or changes in other factors affecting forward-looking information, except to the extent required by applicable securities laws. If we do update one or more forward-looking statements, no inference should be drawn that we will make additional updates with respect to those or other forward-looking statements.

Overview

We are a comprehensive regionally accredited university that offers over 200 graduate and undergraduate degree programs, emphases and certificates across nine colleges both online and on ground at our over 260 acre campus in Phoenix, Arizona, at leased facilities and at facilities owned by third party employers of our students. We are committed to providing an academically rigorous educational experience with a focus on professionally relevant programs that meet the objectives of our students. Our undergraduate programs are designed to be innovative and meet the future needs of employers, while providing students with the needed critical thinking and effective communication skills developed through a Christian-oriented, liberal arts foundation. We offer master’s and doctoral degrees in contemporary fields that are designed to provide students with the capacity for transformational leadership in their chosen industry, emphasizing the immediate relevance of theory, application, and evaluation to promote personal and organizational change. We believe the growing brand of the University and the value proposition for both traditional aged students attending on our campus in Phoenix, Arizona and working adult students attending on our campus or at off-site locations in cohorts (referred to by us as professional studies students) or online, has enabled us to increase enrollment to approximately 83,400 at March 31, 2017.

End-of-period enrollment increased 11.0% between March 31, 2017 and March 31, 2016, as ground enrollment increased 12.0% and online enrollment increased 10.8% over the prior year. We attribute the growth in our ground enrollment between years to our increasing brand recognition and the value proposition that our ground traditional campus affords to traditional-aged students and their parents. After scholarships, our ground traditional students pay tuition, room, board, and fees in an amount that is often half to a third of what it costs to attend a private, traditional university in another state and an amount comparable to what it costs to attend a public university. Our online students pay tuition and fees in an amount that is often less than the cost of other high service online programs such as ours. For example, our largest local competitor’s undergraduate tuition for online programs ranges from $490 to $633 per credit hour and its graduate tuition for online programs ranges from $492 to $1,132 per credit hour while our online tuition per credit hour ranges from $355 to $470 for undergraduate programs and $330 to $640 for graduate programs. There are online programs that are less expensive than ours but those programs generally do not provide the full level of support services that we provide to our students. Although our online enrollment continues to grow, as the proportion of traditional colleges and universities providing alternative learning modalities increases, we will face increasing competition for working adult students from such institutions, including those with well-established reputations for excellence. Net revenues increased 9.4% over the first fiscal quarter of the prior year primarily due to the enrollment growth and due to an increase in ancillary revenues resulting from the increased traditional student enrollment (e.g. housing, food, etc.). The decrease in revenue per student between years is primarily due to a shift in the timing of our residential traditional campus start dates, as the Spring semester started five days later in 2017 than in 2016 and we have one less day of revenue in the first quarter of 2017 due to 2016 being a leap year. We have not raised our tuition for our traditional ground programs in eight years and we have not raised tuition for our working adult students since September 2015. Operating income was $76.6 million for the three months ended March 31, 2017, an increase of 11.6% over the $68.7 million in operating income for the three months ended March 31, 2016.

The following is a summary of our student enrollment at March 31, 2017 and 2016 by degree type and by instructional delivery method:

	2017(1)		2016(1)
	# of Students	% of Total	# of Students	% of Total
Graduate degrees(2)	34,962	41.9%	30,519	40.6%
Undergraduate degree	48,390	58.1%	44,577	59.4%

Total	83,352	100.0%	75,096	100.0%

	2017(1)		2016(1)
	# of Students	% of Total	# of Students	% of Total
Online(3)	67,495	81.0%	60,938	81.1%
Ground(4)	15,857	19.0%	14,158	18.9%

Total	83,352	100.0%	75,096	100.0%

(1)	Enrollment at March 31, 2017 and 2016 represents individual students who attended a course during the last two months of the calendar quarter. Included in enrollment at March 31, 2017 and 2016 are students pursuing non-degree certificates of 1,086 and 927, respectively.
(2)	Includes 7,441 and 6,648 students pursuing doctoral degrees at March 31, 2017 and 2016, respectively.
(3)	As of March 31, 2017 and 2016, 49.9% and 48.5%, respectively, of our working adult students (online and professional studies students) were pursuing graduate degrees.
(4)	Includes both our traditional on-campus ground students, as well as our professional studies students.

Critical Accounting Policies and Use of Estimates

Our critical accounting policies are disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2016. During the three months ended March 31, 2017, there have been no significant changes in our critical accounting policies.

Key Trends, Developments and Challenges

The key trends, developments and challenges facing the University are disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2016. During the three months ended March 31, 2017, there have been no significant changes in these trends. See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Key Trends, Developments and Challenges” in our Annual Report on Form 10-K for our fiscal year ended December 31, 2016, which is incorporated herein by reference.

Results of Operations

The following table sets forth income statement data as a percentage of net revenue for each of the periods indicated:

	Three Months Ended March 31,
	2017	2016
Net revenue	100.0%	100.0%
Operating expenses
Instructional costs and services	41.3	41.7
Admissions advisory and related	12.9	13.0
Advertising	9.9	9.3
Marketing and promotional	1.0	1.0
General and administrative	4.0	4.7

Total operating expenses	69.1	69.7

Operating income	30.9	30.3
Interest expense	(0.2)	(0.1)
Interest and other income	0.0	0.9

Income before income taxes	30.6	31.0
Income tax expense	8.1	11.8

Net income	22.5	19.2

Three Months Ended March 31, 2017 Compared to Three Months Ended March 31, 2016

Net revenue. Our net revenue for the three months ended March 31, 2017 was $248.2 million, an increase of $21.2 million, or 9.4%, as compared to net revenue of $227.0 million for the three months ended March 31, 2016. This increase was primarily due to an increase in ground and online enrollment and, to a lesser extent, an increase in room and board and other student fees, partially offset by an increase in institutional scholarships. We have not raised our tuition for our traditional ground program in eight years and we have not raised tuition for our working adult students since September 2015. End-of-period enrollment increased 11.0% between March 31, 2017 and March 31, 2016, as ground enrollment increased 12.0%, and online enrollment increased 10.8% over the prior year. The majority of the ground enrollment growth between years was residential students at our ground traditional campus in Phoenix, Arizona. We attribute the growth in our enrollment between years to our increasing brand recognition and the value proposition we believe we provide to students and their parents. After scholarships, our ground traditional students pay an amount for tuition, room, board, and fees in an amount that is often half to a third of what it costs to attend a private, traditional university in another state and an amount comparable to what it costs to attend a public university. Our online students pay tuition and fees in an amount that is often less than the cost of other high service online programs that compete with us. Although our online enrollment continues to grow, as the proportion of traditional colleges and universities providing alternative learning modalities increases, we will face increasing competition for working adult students from such institutions, including those with well-established reputations for excellence. The slight decrease in revenue per student between years is primarily due to a shift in the timing of our residential traditional campus start dates, as the Spring semester started five days later in 2017 than in 2016 and we have one less day of revenue in the first quarter of 2017 due to 2016 being a leap year.

Instructional costs and services expenses. Our instructional costs and services expenses for the three months ended March 31, 2017 were $102.6 million, an increase of $7.9 million, or 8.4%, as compared to instructional costs and services expenses of $94.7 million for the three months ended March 31, 2016. This increase was primarily due to increases in employee compensation and related expenses including share based compensation, faculty compensation, depreciation and amortization and occupancy expense, and other instructional compensation and related expenses, of $2.3 million, $2.1 million, $2.5 million, and $1.0 million, respectively.

The increase in employee compensation and related expenses and faculty compensation are primarily due to the increase in the number of staff and faculty needed to support the increasing number of students attending the University. In addition, we have incurred an increase in benefit costs between years. The increase in depreciation and amortization and occupancy costs is the result of our placing into service additional buildings to support the growing number of ground traditional students in the Fall of 2016. Our instructional costs and services expenses as a percentage of net revenues decreased 0.4% to 41.3% for the three months ended March 31, 2017, from 41.7% for the three months ended March 31, 2016 primarily due to a decrease in dues, fees, subscriptions and other instructional supplies and bad debt expense as a percentage of revenue, partially offset by an increase in depreciation and amortization and occupancy expense as a percentage of revenue over the prior year. Bad debt expense decreased to 1.8% for the three months ended March 31, 2017 from 2.0% for the three months ended March 31, 2016.

Admissions advisory and related expenses. Our admissions advisory and related expenses for the three months ended March 31, 2017 were $32.0 million, an increase of $2.5 million, or 8.2%, as compared to admissions advisory and related expenses of $29.5 million for the three months ended March 31, 2016. This increase is primarily the result of increases in employee compensation and related expenses including share based compensation of $2.8 million, partially offset by a decrease in other advisory related expenses of $0.3 million. The increase in employee compensation and related expenses is primarily due to tenure based salary adjustments and an increase in benefit costs between years. Our admissions advisory and related expenses as a percentage of revenue decreased 0.1% to 12.9% for the three months ended March 31, 2017, from 13.0% for the three months ended March 31, 2016 primarily due to our ability to leverage our admissions advisory personnel across an increasing revenue base.

Advertising expenses. Our advertising expenses for the three months ended March 31, 2017 were $24.6 million, an increase of $3.5 million, or 16.7%, as compared to advertising expenses of $21.1 million for the three months ended March 31, 2016. This increase is primarily the result of increased national brand advertising. Our advertising expenses as a percentage of net revenue increased by 0.6% to 9.9% for the three months ended March 31, 2017, from 9.3% for the three months ended March 31, 2016.

Marketing and promotional expenses. Our marketing and promotional expenses for the three months ended March 31, 2017 were $2.5 million, an increase of $0.3 million, or 9.7%, as compared to marketing and promotional expenses of $2.2 million for the three months ended March 31, 2016. This increase is primarily the result of increases in employee compensation and related expenses including stock based compensation and other promotional expenses of $0.2 million and $0.1 million, respectively. Our marketing and promotional expenses as a percentage of net revenue stayed flat at 1.0% for both the three months ended March 31, 2017 and 2016.

General and administrative expenses. Our general and administrative expenses for the three months ended March 31, 2017 was $9.9 million, a decrease of $0.8 million, or 7.3%, as compared to general and administrative expenses of $10.7 million for the three months ended March 31, 2016. This decrease was primarily due to decreases in legal and other professional costs incurred primarily as a result of our consideration of a not for profit entity conversion of $1.3 million, partially offset by slight increases in employee compensation and related expenses including share based compensation of $0.5 million. Our general and administrative expenses as a percentage of net revenue decreased by 0.7% to 4.0% for the three months ended March 31, 2017, from 4.7% for the three months ended March 31, 2016 due to our ability to leverage the fixed costs structure of our general and administrative expenses across an increasing revenue base and the reduction in legal and other professional costs between periods.

Interest expense. Interest expense for the three months ended March 31, 2017 was $0.6 million, an increase of $0.3 million, as compared to interest expense of $0.3 million for the three months ended March 31, 2016. This increase was primarily due to higher interest costs from the draw on our revolving line of credit and lower capitalized interest due to a decrease in capital spending in 2017. Our interest expense increased as a percentage of net revenue by 0.1% to 0.2% for the three months ended March 31, 2017, from 0.1% for the three months ended March 31, 2016.

Interest and other income. Interest and other income for the three months ended March 31, 2017 was nil, a decrease of $2.0 million, as compared to interest and other income of $2.0 million in the three months ended March 31, 2016. The decrease was primarily due to the University’s proportional share of equity interest income of $1.8 million related to our ownership interest in LoudCloud that was received in the first quarter of 2016.

Income tax expense. Income tax expense for the three months ended March 31, 2017 was $20.1 million, a decrease of $6.6 million, or 24.7%, as compared to income tax expense of $26.7 million for the three months ended March 31, 2016. Our effective tax rate was 26.5% during the first quarter of 2017 compared to 38.0% during the first quarter of 2016. This decrease is the result of a decrease in our effective tax rate partially offset by higher taxable income between periods. The lower effective tax rate year over year is due to our adoption of the share-based compensation standard in the first quarter of 2017, which resulted in the recognition of excess tax benefits from share-based compensation awards that vested or settled in 2017 in the consolidated income statement. The inclusion of excess tax benefits and deficiencies as a component of our income tax expense will increase volatility within our provision for income taxes as the amount of excess tax benefits or deficiencies from share-based compensation awards are dependent on our stock price at the date the restricted awards vest, our stock price on the date an option is exercised, and the quantity of options exercised. Our restricted stock vests in March each year so the favorable benefit will primarily impact the first quarter each year.

Net income. Our net income for the three months ended March 31, 2017 was $55.9 million, an increase of $12.2 million, as compared to $43.7 million for the three months ended March 31, 2016, due to the factors discussed above.

Seasonality

Our net revenue and operating results normally fluctuate as a result of seasonal variations in our business, principally due to changes in enrollment. Student population varies as a result of new enrollments, graduations, and student attrition. The majority of our traditional ground students do not attend courses during the summer months (May through August), which affects our results for our second and third fiscal quarters. Since a significant amount of our campus costs are fixed, the lower revenue resulting from the decreased ground student enrollment has historically contributed to lower operating margins during those periods. We intend to continue to increase the relative proportion of our students that are ground traditional students. Thus, we expect this summer effect to become more pronounced in future years. Partially offsetting this summer effect in the third quarter has been the sequential quarterly increase in enrollments that has occurred as a result of the traditional fall school start. This increase in enrollments also has occurred in the first quarter, corresponding to calendar year matriculation. In addition, we typically experience higher net revenue in the fourth quarter due to its overlap with the semester encompassing the traditional fall school start and in the first quarter due to its overlap with the first semester of the calendar year. A portion of our expenses do not vary proportionately with these fluctuations in net revenue, resulting in higher operating income in the first and fourth quarters relative to other quarters. We expect quarterly fluctuation in operating results to continue as a result of these seasonal patterns.

Liquidity and Capital Resources

Liquidity. We financed our operating activities and capital expenditures during the three months ended March 31, 2017 and 2016 primarily through cash provided by operating activities. Our unrestricted cash and cash equivalents and investments were $170.1 million and $108.6 million at March 31, 2017 and December 31, 2016, respectively. Our restricted cash and cash equivalents at March 31, 2017 and December 31, 2016 were $70.3 million and $84.9 million, respectively. In December 2012, we entered into a new credit agreement, which increased our term loan to $100 million with a maturity date of December 2019. Additionally, this facility, as amended in January 2016, provides a revolving line of credit in the amount of $150 million through December 2017 to be utilized for working capital, capital expenditures and other general corporate purposes. Indebtedness under the credit facility is secured by our assets and is guaranteed by certain of our subsidiaries. No amounts were drawn on the revolver as of March 31, 2017.

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

Since the inception of our share repurchase program, the University has purchased 3.5 million shares of common stock at an aggregate cost of $75.8 million. During the three months ended March 31, 2017 no shares were repurchased by the University. At March 31, 2017, there remains $99.2 million available under our share repurchase authorization.

Cash Flows

Operating Activities. Net cash provided by operating activities for the three months ended March 31, 2017 was $109.7 million as compared to $86.9 million for the three months ended March 31, 2016. The increase in cash generated from operating activities between the three months ended March 31, 2016 and the three months ended March 31, 2017 is primarily due to increased net income and the timing of income tax and employee related payments as well as changes in other working capital such as accounts payable and deferred revenue.

Investing Activities. Net cash used in investing activities was $48.6 million and $56.0 million for the three months ended March 31,

2017 and 2016, respectively. Our cash used in investing activities was primarily related to the purchase of short-term investments and capital expenditures. Purchases of short-term investments net of proceeds of these investments was $19.0 million and $0.8 million during the three months ended March 31, 2017 and 2016, respectively. Capital expenditures were $21.7 million and $49.8 million for the three months ended March 31, 2017 and 2016, respectively. During the three-month period for 2017, capital expenditures primarily consisted of ground campus building projects such as the construction of an additional dormitory to support our growing traditional student enrollment, land acquisitions adjacent to our campus, as well as purchases of computer equipment, other internal use software projects and furniture and equipment to support our increasing employee headcount. Included in off-site development for 2017 is $7.9 million we spent to finish the building and parking garage in close proximity to our ground traditional campus. Employees that work in two leased office buildings in the Phoenix area were relocated to this new building by the end of 2016. During the three-month period for 2016, capital expenditures primarily consisted of ground campus building projects that started in late 2015 such as three more apartment style residence halls, a 170,000 square foot classroom building for our College of Science, Engineering and Technology, a student service center, and a fourth parking structure, as well as land purchases adjacent to or near our Phoenix campus, and purchases of computer equipment, other internal use software projects and furniture and equipment to support our increasing employee headcount. Included in off-site development during 2016 is $7.7 million related to the off-site office building and parking garage. In addition, during the first quarter of 2016, we received a $1.8 million distribution related to our ownership interest in LoudCloud upon its sale to a third party.

Financing Activities. Net cash used in financing activities was $33.1 million and $18.0 million for the three months ended March 31, 2017 and 2016, respectively. During the three-month period for 2017, $25.0 million was used to repay the revolving line of credit, $9.5 million was used to purchase common shares withheld in lieu of income taxes resulting from restricted share awards and principal payments on notes payable and capital leases totaled $1.7 million, which amounts were partially offset by proceeds from the exercise of stock options of $3.1 million. During the three-month period for 2016, $14.6 million was used to purchase treasury stock in accordance with the University’s share repurchase program and $4.6 million was used to purchase common shares withheld in lieu of income taxes resulting from restricted share awards while principal payments on notes payable and capital leases totaled $2.1 million and debt issuance costs for the increase in our revolving line of credit totaled $0.2 million, partially offset by proceeds from the exercise of stock options of $3.5 million.

Contractual Obligations

The following table sets forth, as of March 31, 2017, the aggregate amounts of our significant contractual obligations and commitments with definitive payment terms due in each of the periods presented (in millions):

		Payments Due by Period
	Total	Less than 1 Year(1)	2-3 Years	4-5 Years	More than 5 Years
Long term notes payable	$71.6	$5.0	$66.6	$0.0	$0.0
Capital lease obligations	0.4	0.1	0.3	0.0	0.0
Purchase obligations(2)	41.5	31.8	6.4	2.8	0.5
Operating lease obligations	3.4	1.2	1.3	0.8	0.1

Total contractual obligations	$116.9	$38.1	$74.6	$3.6	$0.6

(1)	Payments due in less than one year represent expected expenditures from April 1, 2017 through December 31, 2017.
(2)	The purchase obligation amounts include expected spending by period under contracts that were in effect at March 31, 2017.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have had or are reasonably likely to have a material current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Impact of inflation. We believe that inflation has not had a material impact on our results of operations for the three months ended March 31, 2017 or 2016. There can be no assurance that future inflation will not have an adverse impact on our operating results and financial condition.

Market risk. On February 27, 2013, we entered into an interest rate corridor to manage our 30 Day LIBOR interest exposure from the variable rate debt, which debt matures in December 2019. The corridor instrument, which hedges variable interest rate risk starting March 1, 2013 through December 20, 2019 with a notional amount of $71.7 million as of March 31, 2017, permits us to hedge our interest rate risk at several thresholds. Under this arrangement, in addition to the credit spread we will pay variable interest rates based on the 30 Day LIBOR rates monthly until that index reaches 1.5%. If 30 Day LIBOR is equal to 1.5% through 3.0%, we will continue to pay 1.5%. If 30 Day LIBOR exceeds 3.0%, we will pay actual 30 Day LIBOR less 1.5%.

Except with respect to the foregoing, we have no derivative financial instruments or derivative commodity instruments. We invest cash in excess of current operating requirements in short-term certificates of deposit and money market instruments in multiple financial institutions.

Interest rate risk. We manage interest rate risk through the instruments noted above and by investing excess funds in cash equivalents, such as municipal mutual funds tied to various market indices and municipal bonds with a BBB rating or higher bearing variable interest rates, or individual bond coupon rates. Our future interest income may fall short of expectations due to changes in interest rates or we may suffer losses in principal if we are forced to sell securities that have declined in market value due to changes in interest rates. At March 31, 2017, a 10% increase or decrease in interest rates would not have a material impact on our future earnings, fair values, or cash flows. For information regarding our variable rate debt, see “Market risk” above.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective, as of March 31, 2017, in ensuring that material information relating to us required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in reports it files or submits under the Exchange Act is accumulated and communicated to management, including its principal executive officer or officers and principal financial officer or officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

There have been no material changes to the risk factors disclosed in the “Risk Factors” section of our Annual Report on Form 10-K for the year ended December 31, 2016.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sales of Unregistered Securities

None.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

Our Board of Directors has authorized the University to repurchase up to an aggregate of $175.0 million of common stock, from time to time, depending on market conditions and other considerations. The current expiration date on the repurchase authorization is December 31, 2017. Repurchases occur at the University’s discretion. Repurchases may be made in the open market or in privately negotiated transactions, pursuant to the applicable Securities and Exchange Commission rules. The amount and timing of future share repurchases, if any, will be made as market and business conditions warrant. During the three months ended March 31, 2017, we did not repurchase any shares of common stock. At March 31, 2017, there remains $99.2 million available under our share repurchase authorization.

The following table sets forth our share repurchases of common stock and our share repurchases in lieu of taxes, which are not included in the repurchase plan totals as they were approved in conjunction with the restricted share awards, during each period in the first quarter of fiscal 2017:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Dollar Value of Shares That May Yet Be Purchased Under the Program
Share Repurchases
January 1, 2017 – January 31, 2017	—	$—	—	$	,99,200,000
February 1, 2017 – February 28, 2017	—	$—	—		$99,200,000
March 1, 2017 – March 31, 2017	—	$—	—		$99,200,000
Total	—	$—	—		$99,200,000
Tax Withholdings
January 1, 2017 – January 31, 2017	—	$—	—		$—
February 1, 2017 – February 28, 2017	—	$—	—		$—
March 1, 2017 – March 31, 2017	147,330	$64.59	—		$—
Total	147,330	$64.59	—		$—

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

None.

Item 5.	Other Information

None.

Item 6.	Exhibits

(a) Exhibits

Numberber	Description	Method of Filing

3.1	Amended and Restated Certificate of Incorporation.	Incorporated by reference to Exhibit 3.1 to Amendment No. 6 to the University’s Registration Statement on Form S-1 filed with the SEC on November 12, 2008.

3.1.1	Certificate of Amendment of Amended and Restated Certificate of Incorporation.	Incorporated by reference to Appendix A to the University’s Proxy Statement for its 2016 Annual meeting of Stockholders, filed with the SEC on April 29, 2016.

3.2	Third Amended and Restated Bylaws.	Incorporated by reference to Exhibit 3.1 to the University’s Current Report on Form 8-K filed with the SEC on October 29, 2014.

4.1	Specimen of Stock Certificate.	Incorporated by reference to Exhibit 4.1 to Amendment No. 2 to the University’s Registration Statement on Form S-1 filed with the SEC on September 29, 2008.

31.1	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

31.2	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. ††	Filed herewith.

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. ††	Filed herewith.

101.INS	XBRL Instance Document	Filed herewith.

101.SCH	XBRL Taxonomy Extension Schema	Filed herewith.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase	Filed herewith.

101.DEF	XBRL Taxonomy Extension Definition Linkbase	Filed herewith.

101.LAB	XBRL Taxonomy Extension Label Linkbase	Filed herewith.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase	Filed herewith.

†	Indicates a management contract or any compensatory plan, contract or arrangement.
††	This certification is being furnished solely to accompany this report pursuant to 18 U.S.C. Section 1350, and is not being filed for purposes of Section 18 of the Exchange Act, and is not to be incorporated by reference into any filings of the University, whether made before or after the date hereof, regardless of any general incorporation language in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GRAND CANYON EDUCATION, INC.

Date: May 4, 2017	By:	/s/ Daniel E. Bachus
Daniel E. Bachus
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

EXHIBIT INDEX

Number	Description	Method of Filing

3.1	Amended and Restated Certificate of Incorporation.

Incorporated by reference to Exhibit 3.1 to Amendment No. 6 to the University’s Registration Statement on Form S-1 filed with the SEC on November 12, 2008.

Exhibit 3.1 to Amendment No.  6 to the University’s Registration Statement on Form S-1 filed with the SEC on November 12, 2008

3.1.1	Certificate of Amendment of Amended and Restated Certificate of Incorporation.

Incorporated by reference to Appendix A to the University’s Proxy Statement for its 2016 Annual Meeting of Stockholders, filed with the SEC on April 29, 2016.

Appendix A to the University’s Proxy Statement for its 2016 Annual Meeting of Stockholders, filed with the SEC on April 29, 2016

3.2	Third Amended and Restated Bylaws.

Incorporated by reference to Exhibit 3.1 to the University’s Current Report on Form 8-K filed with the SEC on October 29, 2014.

Exhibit 3.1 to the University’s Current Report on Form 8-K filed with the SEC on October 29, 2014

4.1	Specimen of Stock Certificate.

Incorporated by reference to Exhibit 4.1 to Amendment No. 2 to the University’s Registration Statement on Form S-1 filed with the SEC on September 29, 2008.

Exhibit 4.1 to Amendment No.  2 to the University’s Registration Statement on Form S-1 filed with the SEC on September 29, 2008

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