Form 10-Q
period 2017-06-30
Grand Canyon Education, Inc.
filed 2017-08-01
CIK 1434588

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

or

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

The total number of shares of common stock outstanding as of July 27, 2017, was 48,115,342.

GRAND CANYON EDUCATION, INC.

FORM 10-Q

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

GRAND CANYON EDUCATION, INC.

Consolidated Income Statements

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
(In thousands, except per share data)
Net revenue	$218,301	$191,279	$466,507	$418,237
Costs and expenses:
Instructional costs and services	95,030	84,599	197,604	179,253
Admissions advisory and related	31,085	28,866	63,057	58,410
Advertising	24,776	22,149	49,407	43,256
Marketing and promotional	2,264	2,108	4,724	4,350
General and administrative	10,058	8,809	19,999	19,529

Total costs and expenses	163,213	146,531	334,791	304,798

Operating income	55,088	44,748	131,716	113,439
Interest expense	(495)	(158)	(1,075)	(487)
Interest and other income	739	293	741	2,341

Income before income taxes	55,332	44,883	131,382	115,293
Income tax expense	15,485	17,257	35,623	44,002

Net income	$39,847	$27,626	$95,759	$71,291

Earnings per share:
Basic income per share	$0.85	$0.60	$2.04	$1.56

Diluted income per share	$0.83	$0.59	$1.99	$1.52

Basic weighted average shares outstanding	47,151	46,004	46,949	45,813

Diluted weighted average shares outstanding	48,192	46,990	48,131	46,925

The accompanying notes are an integral part of these consolidated financial statements.

GRAND CANYON EDUCATION, INC.

Consolidated Statements of Comprehensive Income

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
(In thousands)
Net income	$39,847	$27,626	$95,759	$71,291
Other comprehensive income, net of tax:
Unrealized (losses) gains on available-for-sale securities, net of taxes of $10 and $59 for the three months ended June 30, 2017 and 2016, respectively, and $232 and $83 for the six months ended June 30, 2017 and 2016, respectively	(17)	97	376	136
Unrealized losses on hedging derivatives, net of taxes of $42 and $53 for the three months ended June 30, 2017 and 2016, respectively, and $45 and $201 for the six months ended June 30, 2017 and 2016, respectively	(69)	(87)	(74)	(325)

Comprehensive income	$39,761	$27,636	$96,061	$71,102

The accompanying notes are an integral part of these consolidated financial statements.

GRAND CANYON EDUCATION, INC.

Consolidated Balance Sheets

(In thousands, except par value)	June 30, 2017	December 31, 2016
	(Unaudited)
ASSETS:
Current assets
Cash and cash equivalents	$66,282	$45,976
Restricted cash and cash equivalents	79,440	84,931
Investments	89,414	62,596
Accounts receivable, net	10,933	9,999
Income tax receivable	4,546	4,686
Other current assets	22,156	21,880

Total current assets	272,771	230,068
Property and equipment, net	888,184	855,528
Prepaid royalties	2,911	3,059
Goodwill	2,941	2,941
Other assets	1,756	897

Total assets	$1,168,563	$1,092,493

LIABILITIES AND STOCKHOLDERS’ EQUITY:
Current liabilities
Accounts payable	$22,489	$24,824
Accrued compensation and benefits	19,913	19,697
Accrued liabilities	20,641	21,283
Income taxes payable	3,636	2,734
Student deposits	79,520	85,881
Deferred revenue	52,004	40,739
Current portion of notes payable	6,665	31,636

Total current liabilities	204,868	226,794
Other noncurrent liabilities	1,433	1,689
Deferred income taxes, noncurrent	26,778	23,708
Notes payable, less current portion	63,270	66,616

Total liabilities	296,349	318,807

Commitments and contingencies
Stockholders’ equity
Preferred stock, $0.01 par value, 10,000 shares authorized; 0 shares issued and outstanding at June 30, 2017 and December 31, 2016	—	—
Common stock, $0.01 par value, 100,000 shares authorized; 52,168 and 51,509 shares issued and 48,053 and 47,559 shares outstanding at June 30, 2017 and December 31, 2016, respectively	522	515
Treasury stock, at cost, 4,115 and 3,950 shares of common stock at June 30, 2017 and December 31, 2016, respectively	(99,051)	(89,394)
Additional paid-in capital	224,735	212,559
Accumulated other comprehensive loss	(608)	(910)
Retained earnings	746,616	650,916

Total stockholders’ equity	872,214	773,686

Total liabilities and stockholders’ equity	$1,168,563	$1,092,493

The accompanying notes are an integral part of these consolidated financial statements.

GRAND CANYON EDUCATION, INC.

Consolidated Statement of Stockholders’ Equity

(In thousands)

(Unaudited)

	Common Stock		Treasury Stock		Additional Paid-in	Accumulated Other Comprehensive	Retained Earnings
	Shares	Par Value	Shares	Cost	Capital	Loss		Total
Balance at December 31, 2016	51,509	$515	3,950	$(89,394)	$212,559	$(910)	$650,916	$773,686
Cumulative effect from the adoption of accounting pronouncements, net of taxes					59		(59)	—
Comprehensive income	—	—	—	—	—	302	95,759	96,061
Restricted shares forfeited	—	—	16	—	—	—	—	—
Share-based compensation	192	2	149	(9,657)	6,227	—	—	(3,428)
Exercise of stock options	467	5	—	—	5,890	—	—	5,895

Balance at June 30, 2017	52,168	$522	4,115	$(99,051)	$224,735	$(608)	$746,616	$872,214

The accompanying notes are an integral part of these consolidated financial statements.

GRAND CANYON EDUCATION, INC.

Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended June 30,
(In thousands)	2017	2016
Cash flows provided by operating activities:
Net income	$95,759	$71,291
Adjustments to reconcile net income to net cash provided by operating activities:
Share-based compensation	6,229	5,831
Provision for bad debts	7,830	7,963
Depreciation and amortization	26,856	21,245
Deferred income taxes	3,372	2,478
Other	214	(1,682)
Changes in assets and liabilities:
Accounts receivable	(8,764)	(8,745)
Prepaid expenses and other	(1,413)	1,221
Accounts payable	(1,708)	(2,386)
Accrued liabilities and employee related liabilities	(439)	11,481
Income taxes receivable/payable	1,042	835
Deferred rent	(222)	(535)
Deferred revenue	11,265	9,344
Student deposits	(6,361)	(5,877)

Net cash provided by operating activities	133,660	112,464

Cash flows used in investing activities:
Capital expenditures	(50,491)	(115,615)
Purchases of land, building and golf course improvements related to off-site development	(9,374)	(24,769)
Proceeds received from note receivable	—	501
Return of equity method investment	—	1,749
Purchases of investments	(52,181)	(23,525)
Proceeds from sale or maturity of investments	25,363	57,449

Net cash used in investing activities	(86,683)	(104,210)

Cash flows (used in) provided by financing activities:
Principal payments on notes payable and capital lease obligations	(3,400)	(3,831)
Debt issuance costs	—	(194)
Net borrowings from revolving line of credit	(25,000)	25,000
Repurchase of common shares including shares withheld in lieu of income taxes	(9,657)	(19,227)
Net proceeds from exercise of stock options	5,895	6,972

Net cash (used in) provided by financing activities	(32,162)	8,720

Net increase in cash and cash equivalents and restricted cash	14,815	16,974
Cash and cash equivalents and restricted cash, beginning of period	130,907	98,420

Cash and cash equivalents and restricted cash, end of period	$145,722	$115,394

Supplemental disclosure of cash flow information
Cash paid for interest	$1,167	$481
Cash paid for income taxes	$31,718	$40,176
Supplemental disclosure of non-cash investing and financing activities
Purchases of property and equipment included in accounts payable	$7,118	$19,798
Tax benefit of Spirit warrant intangible	$—	$127
Shortfall tax expense from share-based compensation	$—	$257

The accompanying notes are an integral part of these consolidated financial statements.

GRAND CANYON EDUCATION, INC.

Notes to Consolidated Financial Statements

(In thousands, except per share data)

(Unaudited)

1. Nature of Business

Grand Canyon Education, Inc. (together with its subsidiaries, the “University”) is a comprehensive regionally accredited university that offers over 220 graduate and undergraduate degree programs, emphases and certificates across nine colleges both online and on ground at our over 270 acre campus in Phoenix, Arizona, at leased facilities and at facilities owned by third party employers. Our undergraduate programs are designed to be innovative and to meet the future needs of employers, while providing students with the needed critical thinking and effective communication skills developed through a Christian-oriented, liberal arts foundation. We offer master’s and doctoral degrees in contemporary fields that are designed to provide students with the capacity for transformational leadership in their chosen industry, emphasizing the immediate relevance of theory, application, and evaluation to promote personal and organizational change. The University is accredited by The Higher Learning Commission. The University’s wholly-owned subsidiaries are primarily used to facilitate expansion of the University campus.

2. Summary of Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements include the accounts of the University and its wholly-owned subsidiaries. Intercompany transactions have been eliminated in consolidation.

Unaudited Interim Financial Information

The accompanying unaudited interim consolidated financial statements of the University have been prepared in accordance with U.S. generally accepted accounting principles and pursuant to the rules and regulations of the United States Securities and Exchange Commission and the instructions to Form 10-Q and Article 10. They do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. Such interim financial information is unaudited but reflects all adjustments that in the opinion of management are necessary for the fair presentation of the interim periods presented. Interim results are not necessarily indicative of results for a full year. These consolidated financial statements should be read in conjunction with the University’s audited financial statements and footnotes included in its Annual Report on Form 10-K for the fiscal year ended December 31, 2016 from which the December 31, 2016 balance sheet information was derived.

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

On February 27, 2013, the University entered into an interest rate corridor to manage its 30 Day LIBOR interest exposure related to its variable rate debt. The fair value of the interest rate corridor instrument as of June 30, 2017 and December 31, 2016 was $372 and $490, respectively, which is included in other assets. The fair value of the derivative instrument was determined using a hypothetical derivative transaction and Level 2 of the hierarchy of valuation inputs. This derivative instrument was originally designated as a cash flow hedge of variable rate debt obligations. The adjustment of $119 and $526 for the six months ended June 30, 2017 and 2016, respectively, for the effective portion of the losses on the derivatives is included as a component of other comprehensive income, net of taxes.

The interest rate corridor instrument reduces variable interest rate risk starting March 1, 2013 through December 20, 2019 with a notional amount of $70,000 as of June 30, 2017. The corridor instrument’s terms permits the University to hedge its interest rate risk at several thresholds; the University pays variable interest monthly based on the 30 Day LIBOR rates until that index reaches 1.5%. If 30 Day LIBOR is equal to 1.5% through 3.0%, the University pays 1.5%. If 30 Day LIBOR exceeds 3.0%, the University pays actual 30 Day LIBOR less 1.5%.

As of June 30, 2017, no derivative ineffectiveness was identified. Any ineffectiveness in the University’s derivative instrument designated as a hedge is reported in interest expense in the income statement. At June 30, 2017, the University does not expect to reclassify gains or losses on derivative instruments from accumulated other comprehensive income (loss) into earnings during the next 12 months.

Fair Value of Financial Instruments

The carrying value of cash and cash equivalents, investments, accounts receivable, accounts payable, accrued compensation and benefits, and accrued liabilities expenses approximate their fair value based on the liquidity or the short-term maturities of these instruments. The carrying value of notes payable approximates fair value as it is based on variable rate index. The carrying value of capital lease obligations approximate fair value based upon market interest rates available to the University for debt of similar risk and maturities. Derivative financial instruments are carried at fair value, determined using Level 2 of the hierarchy of valuation inputs, with the use of inputs other than quoted prices that are observable for the asset or liability.

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

Revenue Recognition

Net revenues consist primarily of tuition and fees derived from courses taught by the University online, on ground at its over 270 acre campus in Phoenix, Arizona, and at facilities it leases or those of employers, as well as from related educational resources that the University provides to its students, such as access to online materials. Tuition revenue and most fees from related educational resources are recognized pro-rata over the applicable period of instruction, net of scholarships provided by the University. For the six months ended June 30, 2017 and 2016, the University’s revenue was reduced by approximately $91,703 and $85,308, respectively, as a result of scholarships that the University offered to students. The University maintains an institutional tuition refund policy, which provides for all or a portion of tuition to be refunded if a student withdraws during stated refund periods. Certain states in which students reside impose separate, mandatory refund policies, which override the University’s policy to the extent in conflict. If a student withdraws at a time when only a portion, or none of the tuition is refundable, then in accordance with its revenue recognition policy, the University continues to recognize the tuition that was not refunded pro-rata over the applicable period of instruction. However, for students that have taken out financial aid to pay their tuition and for which a return of such money to the Department of Education under Title IV is required as a result of his or her withdrawal, the University recognizes revenue after a student withdraws only at the time of cash collection. Sales tax collected from students is excluded from net revenues. Collected but unremitted sales tax is included as an accrued liability in the consolidated balance sheets. The University also charges online students an upfront learning management fee, which is deferred and recognized over the average expected term of a student. Costs that are direct and incremental

GRAND CANYON EDUCATION, INC.

Notes to Consolidated Financial Statements

(In thousands, except per share data)

(Unaudited)

to new online students are also deferred and recognized ratably over the average expected term of a student. Deferred revenue and student deposits in any period represent the excess of tuition, fees, and other student payments received as compared to amounts recognized as revenue on the income statement and are reflected as current liabilities in the accompanying consolidated balance sheet. The University’s educational programs have starting and ending dates that differ from its fiscal quarters. Therefore, at the end of each fiscal quarter, a portion of revenue from these programs is not yet earned. Other revenues may be recognized as sales occur or services are performed.

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

Admissions Advisory and Related

Admissions advisory and related expenses include salaries and benefits for admissions advisory personnel as well as an allocation of depreciation, amortization, rent and occupancy costs attributable to the admissions advisory personnel.

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

The University adopted the provisions of the standard impacting the cash flow presentation retrospectively, and accordingly, to conform to the current period presentation, we reclassified $5,484 of excess tax benefits which had been included as a financing activity to an operating activity for the six months ended June 30, 2016 in our consolidated statement of cash flows. The presentation requirement for cash flows related to employee taxes paid for withheld shares had no impact on our consolidated statement of cash flows since such cash flows have historically been presented as a financing activity.

GRAND CANYON EDUCATION, INC.

Notes to Consolidated Financial Statements

(In thousands, except per share data)

(Unaudited)

Adoption of the provision of the new standard related to income taxes was adopted prospectively and resulted in a reduction to our provision for income taxes of $13,752 for the six months ended June 30, 2017, due to the recognition of excess tax benefits from restricted stock awards that vested or stock options that were exercised in 2017. Our restricted stock awards vest in March each year so the excess tax benefits and deficiencies is greatest in the first quarter each year. The inclusion of excess tax benefits and deficiencies as a component of our income tax expense will increase volatility within our provision for income taxes as the amount of excess tax benefits or deficiencies from share-based compensation awards are dependent on our stock price at the date the restricted awards vest, our stock price on the date an option is exercised, and the quantity of options exercised.

In August 2016, the FASB issued a new standard that clarifies how certain cash receipts and cash payments are presented and classified in the consolidated statement of cash flows. The University elected to early adopt this guidance in the first quarter of 2017 on a retrospective basis. There was no reclassification impact of the adoption on our consolidated statement of cash flows for the six months ended June 30, 2017 and 2016, as our historical statements have been presented in accordance with this new guidance.

In November 2016, the FASB issued a new standard that requires restricted cash and cash equivalents to be included with the amount of cash and cash equivalents that are reconciled on the consolidated statement of cash flows. The University elected to early adopt this guidance in the first quarter of 2017 on a retrospective basis, and accordingly, to conform to the current period presentation, we reclassified our restricted cash and cash equivalents to be included in the total of cash and cash equivalents presented at the bottom of our consolidated statement of cash flows for both the beginning and ending periods for our six months ended June 30, 2017 and 2016. As a result, the amount of the change in our net cash provided by operating activities no longer includes the impact of the change in restricted cash and cash equivalents for either period.

The following table summarizes the effects related to the adoption of both accounting standards (share-based compensation and restricted cash and cash equivalents) for the six months ended June 30, 2016:

Consolidated Statement of Cash Flows Data:

	June 30, 2016
	As reported	As adjusted
Net cash provided by operating activities	$114,024	$112,464
Net cash used in investing activities	$(106,710)	$(104,210)
Net cash provided by financing activities	$14,204	$8,720
Net increase in cash and cash equivalents and restricted cash	$21,518	$16,974
Cash and cash equivalents and restricted cash, beginning of period	$23,036	$98,420
Cash and cash equivalents and restricted cash, end of period	$44,544	$115,394

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

3. Investments

The following is a summary of investments as of June 30, 2017 and December 31, 2016. The University considers all investments as available for sale.

	As of June 30, 2017
	Adjusted Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Estimated Fair Value
Municipal securities	$89,501	$40	$(127)	$89,414

	As of December 31, 2016
	Adjusted Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Estimated Fair Value
Municipal securities	$62,769	$12	$(185)	$62,596

The cash flows of municipal securities are backed by the issuing municipality’s credit worthiness. All municipal securities are due in one year or less as of June 30, 2017. For the six months ended June 30, 2017, the net unrealized losses on available-for-sale securities was $54, net of taxes.

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

GRAND CANYON EDUCATION, INC.

Notes to Consolidated Financial Statements

(In thousands, except per share data)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Denominator:
Basic weighted average shares outstanding	47,151	46,004	46,949	45,813
Effect of dilutive stock options and restricted stock	1,041	986	1,182	1,112

Diluted weighted average shares outstanding	48,192	46,990	48,131	46,925

Diluted weighted average shares outstanding exclude the incremental effect of unvested restricted stock and shares that would be issued upon the assumed exercise of stock options in accordance with the treasury stock method. For the six months ended June 30, 2017 and 2016, approximately 4 and 434, respectively, of the University’s stock options and restricted stock awards outstanding were excluded from the calculation of diluted earnings per share as their inclusion would have been anti-dilutive. These options and restricted stock awards could be dilutive in the future.

5. Allowance for Doubtful Accounts

	Balance at Beginning of Period	Charged to Expense	Deductions(1)	Balance at End of Period
Six months ended June 30, 2017	$5,918	7,830	(8,179)	$5,569
Six months ended June 30, 2016	$5,137	7,963	(7,525)	$5,575

(1)	Deductions represent accounts written off, net of recoveries.

6. Property and Equipment

Property and equipment consist of the following:

	June 30, 2017	December 31, 2016
Land	$139,782	$127,769
Land improvements	24,684	23,158
Buildings	569,363	559,791
Buildings and leasehold improvements	110,702	105,168
Equipment under capital leases	5,937	5,943
Computer equipment	114,327	108,551
Furniture, fixtures and equipment	60,786	59,300
Internally developed software	33,029	30,407
Other	1,176	1,176
Construction in progress	37,964	19,112

	1,097,750	1,040,375
Less accumulated depreciation and amortization	(209,566)	(184,847)

Property and equipment, net	$888,184	$855,528

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

8. Share-Based Compensation

Incentive Plans

Prior to June 2017, the University made grants of restricted stock and stock options under its 2008 Equity Incentive Plan (the “2008 Plan”). In January 2017, the Board of Directors of the University approved, and at the University’s 2017 annual meeting of stockholders held on June 14, 2017, the University’s stockholders adopted, a 2017 Equity Incentive Plan (the “2017 Plan”). All future grants of equity incentives will be made from the 2017 Plan.

Restricted Stock

During the six months ended June 30, 2017, the University granted 188 shares of common stock under the 2008 Plan with a service vesting condition to certain of its executives, officers, faculty and employees. The restricted shares have voting rights and vest in five annual installments of 20%, with this first installment vesting in March of the calendar year following the date of grant (the “first vesting date”) and on each of the four anniversaries of the first vesting date. Upon vesting, shares will be held in lieu of taxes equivalent to the minimum statutory tax withholding required to be paid when the restricted stock vests. During the six months ended June 30, 2017, the University withheld 149 shares of common stock in lieu of taxes at a cost of $9,657 on the restricted stock vesting dates. In June 2017, following the annual stockholders meeting, the University granted 4 shares of common stock under the 2017 Plan to the non-employee members of the University’s board of directors. The restricted shares granted to these directors have voting rights and vest on the earlier of (a) the one year anniversary of the date of grant or (b) immediately prior to the following year’s annual stockholders’ meeting.

A summary of the activity related to restricted stock granted under the 2008 Plan and the 2017 Plan since December 31, 2016 is as follows:

	Total Shares	Weighted Average Grant Date Fair Value per Share
Outstanding as of December 31, 2016	993	$38.32
Granted	192	$70.44
Vested	(371)	$32.38
Forfeited, canceled or expired	(16)	$41.28

Outstanding as of June 30, 2017	798	$48.78

GRAND CANYON EDUCATION, INC.

Notes to Consolidated Financial Statements

(In thousands, except per share data)

(Unaudited)

Stock Options

During the six months ended June 30, 2017, no options were granted. A summary of the activity since December 31, 2016 related to stock options granted under the 2008 Plan is as follows:

	Summary of Stock Options Outstanding
	Total Shares	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value ($)(1)
Outstanding as of December 31, 2016	1,272	$15.26
Granted	—	$—
Exercised	(467)	$12.60
Forfeited, canceled or expired	—	$—

Outstanding as of June 30, 2017	805	$16.82	3.03	$49,517

Exercisable as of June 30, 2017	805	$16.82	3.03	$49,517

(1)	Aggregate intrinsic value represents the value of the University’s closing stock price on June 30, 2017 ($78.41) in excess of the exercise price multiplied by the number of shares underlying options outstanding or exercisable, as applicable.

Share-based Compensation Expense

The table below outlines share-based compensation expense for the six months ended June 30, 2017 and 2016 related to restricted stock and stock options granted:

	2017	2016
Instructional costs and services	$3,921	$3,544
Admissions advisory and related expenses	82	105
Marketing and promotional	77	60
General and administrative	2,149	2,122

Share-based compensation expense included in operating expenses	6,229	5,831
Tax effect of share-based compensation	(2,491)	(2,332)

Share-based compensation expense, net of tax	$3,738	$3,499

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

To participate in the Title IV programs, an institution must be authorized to offer its programs of instruction by the relevant agency of the state in which it is located, accredited by an accrediting agency recognized by the Department of Education and certified as eligible by the Department of Education. The Department of Education will certify an institution to participate in the Title IV programs only after the institution has demonstrated compliance with the Higher Education Act and the Department of Education’s extensive regulations regarding institutional eligibility. An institution must also demonstrate its compliance to the Department of Education on an ongoing basis. The University’s accreditation has been reaffirmed by the Higher Learning Commission (“HLC”) after a comprehensive review of the institution’s academic offerings, governance and administration, mission, finances and resources during an on-site visit in November 2016. The accreditation was reaffirmed by the HLC’s Institutional Actions council at its meeting on February 28, 2017 with no requirements for any monitoring or interim reports. The comprehensive review occurs every 10 years, along with a mid-term report in year four. As of June 30, 2017, management believes the University is in compliance with the applicable regulations in all material respects.

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

Overview

We are a comprehensive regionally accredited university that offers over 220 graduate and undergraduate degree programs, emphases and certificates across nine colleges both online and on ground at our over 270 acre campus in Phoenix, Arizona, at leased facilities and at facilities owned by third party employers of our students. We are committed to providing an academically rigorous educational experience with a focus on professionally relevant programs that meet the objectives of our students. Our undergraduate programs are designed to be innovative and meet the future needs of employers, while providing students with the needed critical thinking and effective communication skills developed through a Christian-oriented, liberal arts foundation. We offer master’s and doctoral degrees in contemporary fields that are designed to provide students with the capacity for transformational leadership in their chosen industry, emphasizing the immediate relevance of theory, application, and evaluation to promote personal and organizational change. We believe the growing brand of the University and the value proposition for both traditional aged students attending on our campus in Phoenix, Arizona and working adult students attending on our campus or at off-site locations in cohorts (referred to by us as professional studies students) or online, has enabled us to increase enrollment to approximately 74,500 at June 30, 2017.

End-of-period enrollment increased 10.5% between June 30, 2017 and June 30, 2016, as ground enrollment increased 10.8% and online enrollment increased 10.4% over the prior year. Ground enrollment at June 30, 2017 only includes traditional-aged students that are taking Summer school classes, which is a small percentage of our traditional-aged student body. As of March 31, 2017 ground enrollment had increased 12.0% over the prior year. The Spring semester ends near the end of April each year. We attribute the growth in our ground enrollment between years to our increasing brand recognition and the value proposition that our ground traditional campus affords to traditional-aged students and their parents. After scholarships, our ground traditional students pay tuition, room, board, and fees in an amount that is often half to a third of what it costs to attend a private, traditional university in another state and an amount comparable to what it costs to attend a public university. Our online students pay tuition and fees in an amount that is often less than the cost of other high service online programs such as ours. For example, our largest local competitor’s undergraduate tuition for online programs ranges from $490 to $633 per credit hour and its graduate tuition for online programs ranges from $492 to $1,132 per credit hour while our online tuition per credit hour ranges from $355 to $470 for undergraduate programs and $330 to $640 for graduate programs. There are online programs that are less expensive than ours but those programs generally do not provide the full level of support services that we provide to our students. Although our online enrollment continues to grow, as the proportion of traditional colleges and universities providing alternative learning modalities increases, we will face increasing competition for working adult students from such institutions, including those with well-established reputations for excellence. Net revenues increased 11.5% over the first six months of the prior year primarily due to the enrollment growth and due to an increase in ancillary revenues resulting from the increased traditional student enrollment (e.g. housing, food, etc.). The increase in revenue per student between years is primarily due to our residential traditional campus enrollment growing at a rate higher than our working adult enrollment. We have not raised our tuition for our traditional ground programs in eight years and we have not raised tuition for our working adult students since September 2015. Operating income was $131.7 million for the six months ended June 30, 2017, an increase of 16.1% over the $113.4 million in operating income for the six months ended June 30, 2016.

The following is a summary of our student enrollment at June 30, 2017 and 2016 by degree type and by instructional delivery method:

	2017(1)		2016(1)
	# of Students	% of Total	# of Students	% of Total
Graduate degrees(2)	35,702	47.9%	31,136	46.2%
Undergraduate degree	38,783	52.1%	36,288	53.8%

Total	74,485	100.0%	67,424	100.0%

	2017(1)		2016(1)
	# of Students	% of Total	# of Students	% of Total
Online(3)	68,470	91.9%	61,994	91.9%
Ground(4)	6,015	8.1%	5,430	8.1%

Total	74,485	100.0%	67,424	100.0%

(1)	Enrollment at June 30, 2017 and 2016 represents individual students who attended a course during the last two months of the calendar quarter. Included in enrollment at June 30, 2017 and 2016 are students pursuing non-degree certificates of 1,190 and 1,048, respectively.
(2)	Includes 7,324 and 6,739 students pursuing doctoral degrees at June 30, 2017 and 2016, respectively.
(3)	As of June 30, 2017 and 2016, 50.3% and 48.6%, respectively, of our working adult students (online and professional studies students) were pursuing graduate degrees.
(4)	Includes both our traditional on-campus ground students attending our Summer semester, as well as our professional studies students.

Critical Accounting Policies and Use of Estimates

Our critical accounting policies are disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2016. During the six months ended June 30, 2017, there have been no significant changes in our critical accounting policies.

Key Trends, Developments and Challenges

The key trends, developments and challenges facing the University are disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2016. During the six months ended June 30, 2017, there have been no significant changes in these trends. See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Key Trends, Developments and Challenges” in our Annual Report on Form 10-K for our fiscal year ended December 31, 2016, which is incorporated herein by reference.

Results of Operations

The following table sets forth income statement data as a percentage of net revenue for each of the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Net revenue	100.0%	100.0%	100.0%	100.0%
Operating expenses
Instructional costs and services	43.5	44.2	42.4	42.9
Admissions advisory and related	14.2	15.1	13.5	14.0
Advertising	11.3	11.6	10.6	10.3
Marketing and promotional	1.0	1.1	1.0	1.0
General and administrative	4.6	4.6	4.3	4.7

Total operating expenses	74.8	76.6	71.8	72.9

Operating income	25.2	23.4	28.2	27.1
Interest expense	(0.2)	(0.1)	(0.2)	(0.1)
Interest income and other income	0.3	0.1	0.2	0.5

Income before income taxes	25.3	23.5	28.2	27.6
Income tax expense	7.1	9.0	7.6	10.5

Net income	18.3	14.4	20.5	17.0

Three Months Ended June 30, 2017 Compared to Three Months Ended June 30, 2016

Net revenue. Our net revenue for the three months ended June 30, 2017 was $218.3 million, an increase of $27.0 million, or 14.1%, as compared to net revenue of $191.3 million for the three months ended June 30, 2016. This increase was primarily due to an increase in ground and online enrollment and, to a lesser extent, an increase in room and board and other student fees, partially offset by an increase in institutional scholarships. We have not raised our tuition for our traditional ground program in eight years and we have not raised tuition for our working adult students since September 2015. End-of-period enrollment increased 10.5% between June 30, 2017 and June 30, 2016, as ground enrollment increased 10.8%, and online enrollment increased 10.4% over the prior year. Ground enrollment at June 30, 2017 includes traditional-aged students that are taking Summer school classes which is a small percentage of our total traditional-aged student body and professional studies students. The Spring semester for our traditional-aged student body ends near the end of April each year. The ground enrollment growth between years is primarily due to an increase in professional studies students between years. The number of ground traditional students taking summer semester courses is flat year over year. Our Spring 2017 ground enrollment increased 12.0% year over year to 15,900 students and the majority of that increase between years was residential students at our ground traditional campus in Phoenix, Arizona. We attribute the growth in our enrollment between years to our increasing brand recognition and the value proposition we believe we provide to students and their parents. After scholarships, our ground traditional students pay an amount for tuition, room, board, and fees in an amount that is often half to a third of what it costs to attend a private, traditional university in another state and an amount comparable to what it costs to attend a public university. Our online students pay tuition and fees in an amount that is often less than the cost of other high service online programs that compete with us. Although our online enrollment continues to grow, as the proportion of traditional colleges and universities providing alternative learning modalities increases, we will face increasing competition for working adult students from such institutions, including those with well-established reputations for excellence. The increase in revenue per student between years is primarily due to our residential traditional campus enrollment growing at a rate higher than our working adult enrollment. When factoring in room, board and fees, the revenue per student is higher for these students than for our working adult students. In addition, we had six additional days of traditional campus revenue in the second quarter of 2017 than in the same quarter in 2016 due to a favorable shift in the timing of our residential traditional campus end dates, as the Spring semester ended later in 2017 than in 2016.

Instructional costs and services expenses. Our instructional costs and services expenses for the three months ended June 30, 2017 were $95.0 million, an increase of $10.4 million, or 12.3%, as compared to instructional costs and services expenses of $84.6 million for the three months ended June 30, 2016. This increase was primarily due to increases in faculty compensation, employee compensation and related expenses including share based compensation, depreciation and amortization and occupancy expense, and other instructional costs and services, of $3.1 million, $2.3 million, $2.9 million, and $2.1 million, respectively. The increase in employee compensation and related expenses and faculty compensation are primarily due to the increase in the number of staff and faculty needed to support the increasing number of students attending the University. The increase in depreciation and amortization and occupancy costs is the result of our placing into service additional buildings to support the growing number of ground traditional students in the Fall of 2016. Our instructional costs and services expenses as a percentage of net revenues decreased 0.7% to 43.5% for the three months ended June 30, 2017, from 44.2% for the three months ended June 30, 2016 primarily due to a decrease in employee compensation and related expenses and other instructional costs and services as a percentage of revenue, partially offset by an increase in depreciation and amortization and occupancy expense as a percentage of revenue over the prior year. Bad debt expense decreased to 1.6% for the three months ended June 30, 2017 from 1.8% for the three months ended June 30, 2016. The decrease in these expenses as a percentage of revenue is due to our ability to leverage them across an increasing revenue base and due to the additional revenue earned during the second quarter as a result of the shift in the timing of our residential traditional end dates.

Admissions advisory and related expenses. Our admissions advisory and related expenses for the three months ended June 30, 2017 were $31.1 million, an increase of $2.2 million, or 7.7%, as compared to admissions advisory and related expenses of $28.9 million for the three months ended June 30, 2016. This increase is primarily the result of increases in employee compensation and related expenses including share based compensation of $2.2 million, primarily due to tenure based salary adjustments. Our admissions advisory and related expenses as a percentage of revenue decreased 0.9% to 14.2% for the three months ended June 30, 2017, from 15.1% for the six months ended June 30, 2016 primarily due to our ability to leverage our admissions advisory personnel across an increasing revenue base and due to the additional revenue earned during the second quarter as a result of the shift in the timing of our residential traditional end dates.

Advertising expenses. Our advertising expenses for the three months ended June 30, 2017 were $24.8 million, an increase of $2.7 million, or 11.9%, as compared to advertising expenses of $22.1 million for the three months ended June 30, 2016. This increase is primarily the result of increased national brand advertising. Our advertising expenses as a percentage of net revenue decreased by 0.3% to 11.3% for the three months ended June 30, 2017, from 11.6% for the three months ended June 30, 2016.

Marketing and promotional expenses. Our marketing and promotional expenses for the three months ended June 30, 2017 were $2.3 million, an increase of $0.2 million, or 7.5%, as compared to marketing and promotional expenses of $2.1 million for the three months ended June 30, 2016. This increase is primarily the result of increases in employee compensation and related expenses including stock based compensation, partially offset by decreases in other promotional expenses of $0.3 million and $0.1 million, respectively. Our marketing and promotional expenses as a percentage of net revenue declined slightly to 1.0% for the three months ended June 30, 2017, from 1.1% for the three months ended June 30, 2016.

General and administrative expenses. Our general and administrative expenses for the three months ended June 30, 2017 were $10.1 million, an increase of $1.3 million, or 14.2%, as compared to general and administrative expenses of $8.8 million for the three months ended June 30, 2016. This increase was primarily due to increases in employee compensation and related expenses including share based compensation, and increases in outside professional costs, including legal, accounting, insurance and other costs, of $0.7 million and $0.6 million, respectively. Our general and administrative expenses as a percentage of net revenue stayed flat at 4.6% for both the three months ended June 30, 2017 and 2016.

Interest expense. Interest expense for the three months ended June 30, 2017 was $0.5 million, an increase of $0.3 million, as compared to interest expense of $0.2 million for the three months ended June 30, 2016. This increase was primarily due to lower capitalized interest as compared to the prior year due to a decrease in capital spending in 2017, partially offset by the decrease in the average balance of our loan facility. Our interest expense increased as a percentage of net revenue by 0.1% to 0.2% for the three months ended June 30, 2017, from 0.1% for the three months ended June 30, 2016.

Interest and other income. Interest and other income for the three months ended June 30, 2017 was $0.7 million, an increase of $0.4 million, as compared to interest and other income of $0.3 million in the three months ended June 30, 2016. The increase was primarily due to higher average investment balances between years.

Income tax expense. Income tax expense for the three months ended June 30, 2017 was $15.5 million, a decrease of $1.8 million, or 10.3%, as compared to income tax expense of $17.3 million for the three months ended June 30, 2016. This decrease is the result of a decrease in our effective tax rate from 38.4% during the second quarter of 2016 to 28.0% during the second quarter of 2017 partially offset by higher taxable income between periods. The lower effective tax rate year over year is due to our adoption of the share-based compensation standard in the first quarter of 2017, which resulted in the recognition of excess tax benefits from share-based compensation awards that vested or settled in 2017 in the consolidated income statement. The inclusion of excess tax benefits and deficiencies as a component of our income tax expense will increase volatility within our provision for income taxes as the amount of excess tax benefits or deficiencies from share-based compensation awards are dependent on our stock price at the date the restricted awards vest, our stock price on the date an option is exercised, and the quantity of options exercised.

Net income. Our net income for the three months ended June 30, 2017 was $39.8 million, an increase of $12.2 million, as compared to $27.6 million for the three months ended June 30, 2016, due to the factors discussed above.

Six Months Ended June 30, 2017 Compared to Six Months Ended June 30, 2016

Net revenue. Our net revenue for the six months ended June 30, 2017 was $466.5 million, an increase of $48.3 million, or 11.5%, as compared to net revenue of $418.2 million for the six months ended June 30, 2016. This increase was primarily due to an increase in ground and online enrollment and, to a lesser extent, an increase in room and board and other student fees, partially offset by an increase in institutional scholarships. We have not raised our tuition for our traditional ground program in eight years and we have not raised tuition for our working adult students since September 2015. End-of-period enrollment increased 10.5% between June 30, 2017 and June 30, 2016, as ground enrollment increased 10.8%, and online enrollment increased 10.4% over the prior year. Ground enrollment at June 30, 2017 includes traditional-aged students that are taking Summer school classes which is a small percentage of our total traditional-aged student body and professional studies students. The Spring semester for our traditional-aged student body ends near the end of April each year. The ground enrollment growth between years is primarily due to an increase in professional studies students between years. The number of ground traditional students taking summer semester courses is flat year over year. Our Spring 2017 ground enrollment increased 12.0% year over year to 15,900 students and the majority of that increase between years was residential students at our ground traditional campus in Phoenix, Arizona. We attribute the growth in our enrollment between years to our increasing brand recognition and the value proposition we believe we provide to students and their parents. After scholarships, our ground traditional students pay an amount for tuition, room, board, and fees in an amount that is often half to a third of what it costs to attend a private, traditional university in another state and an amount comparable to what it costs to attend a public university. Our online students pay tuition and fees in an amount that is often less than the cost of other high service online programs that compete with us. Although our online enrollment continues to grow, as the proportion of traditional colleges and universities providing alternative learning modalities increases, we will face increasing competition for working adult students from such institutions, including those with well-established reputations for excellence. The increase in revenue per student between years is primarily due to our residential traditional campus enrollment growing at a rate higher than our working adult enrollment. When factoring in room, board and fees, the revenue per student is higher for these students than for our working adult students.

Instructional costs and services expenses. Our instructional costs and services expenses for the six months ended June 30, 2017 were $197.6 million, an increase of $18.3 million, or 10.2%, as compared to instructional costs and services expenses of $179.3 million for the six months ended June 30, 2016. This increase was primarily due to increases in faculty compensation, employee compensation and related expenses including share based compensation, depreciation and amortization and occupancy expense, and other instructional compensation and related expenses, of $5.1 million, $4.6 million, $5.5 million, and $3.1 million, respectively. The increase in employee compensation and related expenses and faculty compensation are primarily due to the increase in the number of staff and faculty needed to support the increasing number of students attending the University. In addition, we have incurred an increase in benefit costs between years. The increase in depreciation and amortization and occupancy costs is the result of our placing into service additional buildings to support the growing number of ground traditional students in the Fall of 2016. Our instructional costs and services expenses as a percentage of net revenues decreased 0.5% to 42.4% for the three months ended June 30, 2017, from 42.9% for the six months ended June 30, 2016 primarily due to a decrease in employee compensation and related expenses, other instructions costs and services, and dues, fees, subscriptions and other instructional supplies as a percentage of revenue, partially offset by an increase in depreciation and amortization and occupancy expense as a percentage of revenue over the prior year. The decrease in these expenses as a percentage of revenue between years is due to our ability to leverage them across an increasing revenue base. Bad debt expense decreased to 1.7% for the six months ended June 30, 2017 from 1.9% for the six months ended June 30, 2016.

Admissions advisory and related expenses. Our admissions advisory and related expenses for the six months ended June 30, 2017 were $63.1 million, an increase of $4.7 million, or 8.0%, as compared to admissions advisory and related expenses of $58.4 million for the six months ended June 30, 2016. This increase is primarily the result of increases in employee compensation and related expenses including share based compensation of $5.0 million, partially offset by a decrease in other advisory related expenses of

$0.3 million. The increase in employee compensation and related expenses is primarily due to tenure based salary adjustments and an increase in benefit costs between years. Our admissions advisory and related expenses as a percentage of revenue decreased 0.5% to 13.5% for the six months ended June 30, 2017, from 14.0% for the six months ended June 30, 2016 primarily due to our ability to leverage our admissions advisory personnel across an increasing revenue base.

Advertising expenses. Our advertising expenses for the six months ended June 30, 2017 were $49.4 million, an increase of $6.1 million, or 14.2%, as compared to advertising expenses of $43.3 million for the six months ended June 30, 2016. This increase is primarily the result of increased national brand advertising. Our advertising expenses as a percentage of net revenue increased 0.3% to 10.6% for the six months ended June 30, 2017, from 10.3% for the six months ended June 30, 2016.

Marketing and promotional expenses. Our marketing and promotional expenses for the six months ended June 30, 2017 were $4.7 million, an increase of $0.4 million, or 8.6%, as compared to marketing and promotional expenses of $4.3 million for the six months ended June 30, 2016. This increase is primarily the result of increases in employee compensation and related expenses including stock based compensation and benefit expenses, partially offset by a decrease in other promotional expenses of $0.5 million and $0.1 million, respectively. Our marketing and promotional expenses as a percentage of net revenue stayed flat at 1.0% for both the six months ended June 30, 2017 and 2016.

General and administrative expenses. Our general and administrative expenses for the six months ended June 30, 2017 were $20.0 million, an increase of $0.5 million, or 2.4%, as compared to general and administrative expenses of $19.5 million for the six months ended June 30, 2016. This increase was primarily due to increases in employee compensation and related expenses included shared based compensation and benefit costs, partially offset by a decrease in outside professional costs including legal, accounting, insurance and other costs of $1.3 million and $0.8 million, respectively. Our general and administrative expenses as a percentage of net revenue decreased by 0.4% to 4.3% for the six months ended June 30, 2017, from 4.7% for the six months ended June 30, 2016 due to the reduction in outside professional costs between periods.

Interest expense. Interest expense for the six months ended June 30, 2017 was $1.1 million, an increase of $0.6 million, as compared to interest expense of $0.5 million for the six months ended June 30, 2016. This increase was primarily due to higher interest costs from the draw on our revolving line of credit during the first quarter of 2017 and lower capitalized interest due to a decrease in capital spending in 2017. Our interest expense increased as a percentage of net revenue by 0.1% to 0.2% for the six months ended June 30, 2017, from 0.1% for the six months ended June 30, 2016.

Interest and other income. Interest and other income for the six months ended June 30, 2017 was $0.7 million, a decrease of $1.6 million, as compared to interest and other income of $2.3 million in the six months ended June 30, 2016. The decrease was primarily due to the University’s proportional share of equity interest income of $1.8 million related to our ownership interest in LoudCloud that was received in the first quarter of 2016.

Income tax expense. Income tax expense for the six months ended June 30, 2017 was $35.6 million, a decrease of $8.4 million, or 19.0%, as compared to income tax expense of $44.0 million for the six months ended June 30, 2016. This decrease is the result of a decrease in our effective tax rate from 38.2% in the first six months of 2016 to 27.1% during the first six months of 2017 partially offset by higher taxable income between periods. The lower effective tax rate year over year is due to our adoption of the share-based compensation standard in the first quarter of 2017, which resulted in the recognition of excess tax benefits from share-based compensation awards that vested or settled in 2017 in the consolidated income statement. The inclusion of excess tax benefits and deficiencies as a component of our income tax expense will increase volatility within our provision for income taxes as the amount of excess tax benefits or deficiencies from share-based compensation awards are dependent on our stock price at the date the restricted awards vest, our stock price on the date an option is exercised, and the quantity of options exercised. Our restricted stock vests in March each year so the favorable benefit is greatest in the first quarter each year.

Net income. Our net income for the six months ended June 30, 2017 was $95.8 million, an increase of $24.5 million, as compared to $71.3 million for the six months ended June 30, 2016, due to the factors discussed above.

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

Liquidity and Capital Resources

Liquidity. We financed our operating activities and capital expenditures during the six months ended June 30, 2017 and 2016 primarily through cash provided by operating activities. Our unrestricted cash and cash equivalents and investments were $155.7 million and $108.6 million at June 30, 2017 and December 31, 2016, respectively. Our restricted cash and cash equivalents at June 30, 2017 and December 31, 2016 were $79.4 million and $84.9 million, respectively. In December 2012, we entered into a new credit agreement, which increased our term loan to $100 million with a maturity date of December 2019. Additionally, this facility, as amended in January 2016, provides a revolving line of credit in the amount of $150 million through December 2017 to be utilized for working capital, capital expenditures and other general corporate purposes. Indebtedness under the credit facility is secured by our assets and is guaranteed by certain of our subsidiaries. No amounts were drawn on the revolver as of June 30, 2017.

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

Since the inception of our share repurchase program, the University has purchased 3.5 million shares of common stock at an aggregate cost of $75.8 million. During the six months ended June 30, 2017 no shares were repurchased by the University. At June 30, 2017, there remains $99.2 million available under our share repurchase authorization.

Cash Flows

Operating Activities. Net cash provided by operating activities for the three months ended June 30, 2017 was $133.7 million as compared to $112.5 million for the six months ended June 30, 2016. The increase in cash generated from operating activities between the six months ended June 30, 2016 and the six months ended June 30, 2017 is primarily due to increased net income and non-cash charges such as depreciation expense as well as changes in other working capital such as accrued liabilities and deferred revenue.

Investing Activities. Net cash used in investing activities was $86.7 million and $104.2 million for the six months ended June 30, 2017 and 2016, respectively. Our cash used in investing activities was primarily related to the purchase of short-term investments and capital expenditures. Purchases of short-term investments net of proceeds of these investments was $26.8 million for the six months ended June 30, 2017. Proceeds from investment, net of purchases of short term investments was $33.9 million for the six months ended June 30, 2016. Capital expenditures were $50.5 million and $115.6 million for the six months ended June 30, 2017 and 2016, respectively. During the six-month period for 2017, capital expenditures primarily consisted of ground campus building projects such as the construction of an additional dormitory to support our growing traditional student enrollment, land acquisitions adjacent to our campus, and purchases of computer equipment, other internal use software projects and furniture and equipment to support our increasing employee headcount. Included in off-site development for 2017 is $9.4 million we spent to finish the building and parking garage in close proximity to our ground traditional campus. Employees that work in two leased office buildings in the Phoenix area were relocated to this new building by the end of 2016. During the six-month period for 2016, capital expenditures primarily consisted of ground campus building projects that started in late 2015 such as three more apartment style residence halls, a 170,000 square foot classroom building for our College of Science, Engineering and Technology, a student service center, and a fourth parking structure, as well as land purchases adjacent to or near our Phoenix campus, and purchases of computer equipment, other internal use software projects and furniture and equipment to support our increasing employee headcount. Included in off-site development during 2016 is $24.8 million related to the off-site office building and parking garage. In addition, during the first six months of 2016, we received a $1.8 million distribution related to our ownership interest in LoudCloud upon its sale to a third party.

Financing Activities. Net cash used in financing activities was $32.2 million for the six months ended June 30, 2017. Net cash provided by financing activities was $8.7 million for the six months ended June 30, 2016. During the six-month period for 2017, $25.0 million was used to repay the revolving line of credit, $9.7 million was used to purchase common shares withheld in lieu of income taxes resulting from restricted share awards and principal payments on notes payable and capital leases totaled $3.4 million, which amounts were partially offset by proceeds from the exercise of stock options of $5.9 million. During the six-month period for 2016, net cash provided by financing activities consisted of proceeds received from the revolving line of credit of $25.0 million and proceeds from the exercise of stock options of $7.0 million, partially offset by $14.6 million was used to purchase treasury stock in accordance with the University’s share repurchase program and $4.6 million was used to purchase common shares withheld in lieu of income taxes resulting from restricted share awards while principal payments on notes payable and capital leases totaled $3.8 million and debt issuance costs for the increase in our revolving line of credit totaled $0.2 million.

Contractual Obligations

The following table sets forth, as of June 30, 2017, the aggregate amounts of our significant contractual obligations and commitments with definitive payment terms due in each of the periods presented (in millions):

		Payments Due by Period
	Total	Less than 1 Year (1)	2-3 Years	4-5 Years	More than 5 Years
Long term notes payable	$69.9	$3.3	$66.6	$0.0	$0.0
Capital lease obligations	0.4	0.1	0.3	0.0	0.0
Purchase obligations(2)	36.9	27.2	6.4	2.8	0.5
Operating lease obligations	3.0	0.8	1.3	0.8	0.1

Total contractual obligations	$110.2	$31.4	$74.6	$3.6	$0.6

(1)	Payments due in less than one year represent expected expenditures from July 1, 2017 through December 31, 2017.
(2)	The purchase obligation amounts include expected spending by period under contracts that were in effect at June 30, 2017.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have had or are reasonably likely to have a material current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Impact of inflation. We believe that inflation has not had a material impact on our results of operations for the six months ended June 30, 2017 or 2016. There can be no assurance that future inflation will not have an adverse impact on our operating results and financial condition.

Market risk. On February 27, 2013, we entered into an interest rate corridor to manage our 30 Day LIBOR interest exposure from the variable rate debt, which debt matures in December 2019. The corridor instrument, which hedges variable interest rate risk starting March 1, 2013 through December 20, 2019 with a notional amount of $70.0 million as of June 30, 2017, permits us to hedge our interest rate risk at several thresholds. Under this arrangement, in addition to the credit spread we will pay variable interest rates based on the 30 Day LIBOR rates monthly until that index reaches 1.5%. If 30 Day LIBOR is equal to 1.5% through 3.0%, we will continue to pay 1.5%. If 30 Day LIBOR exceeds 3.0%, we will pay actual 30 Day LIBOR less 1.5%.

Except with respect to the foregoing, we have no derivative financial instruments or derivative commodity instruments. We invest cash in excess of current operating requirements in short-term certificates of deposit and money market instruments in multiple financial institutions.

Interest rate risk. We manage interest rate risk through the instruments noted above and by investing excess funds in cash equivalents, such as municipal mutual funds tied to various market indices and municipal bonds with a BBB rating or higher bearing variable interest rates, or individual bond coupon rates. Our future interest income may fall short of expectations due to changes in interest rates or we may suffer losses in principal if we are forced to sell securities that have declined in market value due to changes in interest rates. At June 30, 2017, a 10% increase or decrease in interest rates would not have a material impact on our future earnings, fair values, or cash flows. For information regarding our variable rate debt, see “Market risk” above.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective, as of June 30, 2017, in ensuring that material information relating to us required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in reports it files or submits under the Exchange Act is accumulated and communicated to management, including its principal executive officer or officers and principal financial officer or officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

Recent Sales of Unregistered Securities

None.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

Our Board of Directors has authorized the University to repurchase up to an aggregate of $175.0 million of common stock, from time to time, depending on market conditions and other considerations. The current expiration date on the repurchase authorization is December 31, 2017. Repurchases occur at the University’s discretion. Repurchases may be made in the open market or in privately negotiated transactions, pursuant to the applicable Securities and Exchange Commission rules. The amount and timing of future share repurchases, if any, will be made as market and business conditions warrant. During the six months ended June 30, 2017, we did not repurchase any shares of common stock. At June 30, 2017, there remains $99.2 million available under our share repurchase authorization.

The following table sets forth our share repurchases of common stock and our share repurchases in lieu of taxes, which are not included in the repurchase plan totals as they were approved in conjunction with the restricted share awards, during each period in the second quarter of fiscal 2017:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Dollar Value of Shares That May Yet Be Purchased Under the Program
Share Repurchases
April 1, 2017 – April 30, 2017	—	$—	—	$99,200,000
May 1, 2017 – May 31, 2017	—	$—	—	$99,200,000
June 1, 2017 – June 30, 2017	—	$—	—	$99,200,000
Total	—	$—	—	$99,200,000
Tax Withholdings
April 1, 2017 – April 30, 2017	—	$—	—	$—
May 1, 2017 – May 31, 2017	—	$—	—	$—
June 1, 2017 – June 30, 2017	1,822	$77.33	—	$—
Total	1,822	$77.33	—	$—

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

None.

Item 5.	Other Information

None.

Item 6.	Exhibits

(a) Exhibits

Number	Description	Method of Filing

3.1	Amended and Restated Certificate of Incorporation.	Incorporated by reference to Exhibit 3.1 to Amendment No. 6 to the University’s Registration Statement on Form S-1 filed with the SEC on November 12, 2008.

3.1.1	Certificate of Amendment of Amended and Restated Certificate of Incorporation.	Incorporated by reference to Appendix A to the University’s Proxy Statement for its 2016 Annual meeting of Stockholders, filed with the SEC on April 29, 2016.

3.2	Third Amended and Restated Bylaws.	Incorporated by reference to Exhibit 3.1 to the University’s Current Report on Form 8-K filed with the SEC on October 29, 2014.

4.1	Specimen of Stock Certificate.	Incorporated by reference to Exhibit 4.1 to Amendment No. 2 to the University’s Registration Statement on Form S-1 filed with the SEC on September 29, 2008.

31.1	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

31.2	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. ††	Filed herewith.

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. ††	Filed herewith.
101.INS	XBRL Instance Document	Filed herewith.
101.SCH	XBRL Taxonomy Extension Schema	Filed herewith.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase	Filed herewith.
101.DEF	XBRL Taxonomy Extension Definition Linkbase	Filed herewith.
101.LAB	XBRL Taxonomy Extension Label Linkbase	Filed herewith.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase	Filed herewith.

†	Indicates a management contract or any compensatory plan, contract or arrangement.
††	This certification is being furnished solely to accompany this report pursuant to 18 U.S.C. Section 1350, and is not being filed for purposes of Section 18 of the Exchange Act, and is not to be incorporated by reference into any filings of the University, whether made before or after the date hereof, regardless of any general incorporation language in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GRAND CANYON EDUCATION, INC.

Date: August 1, 2017	By:	/s/ Daniel E. Bachus
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