Form 10-K
period 2017-12-31
Grand Canyon Education, Inc.
filed 2018-02-21
CIK 1434588

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2017

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

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

The total number of shares of common stock outstanding as of February 16, 2018 was 48,292,274.

As of June 30, 2017, the last business day of the registrant’s most recently completed second fiscal quarter, the registrant’s common stock was listed on the NASDAQ Global Market. As of June 30, 2017, the aggregate market value of the registrant’s common stock held by non-affiliates was approximately $3.7 billion.

DOCUMENTS INCORPORATED BY REFERENCE

Certain portions of the registrant’s Definitive Proxy Statement for its 2018 Annual Meeting of Stockholders (which is expected to be filed with the Commission within 120 days after the end of the registrant’s 2017 fiscal year) are incorporated by reference into Part III of this Report.

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

Forward-looking statements should not be read as a guarantee of future performance or results, and will not necessarily be accurate indications of the times at, or by, which such performance or results will be achieved. Forward-looking statements are based on information available at the time those statements are made or management’s good faith belief as of that time with respect to future events, and are subject to risks and uncertainties that could cause actual performance or results to differ materially from those expressed in or suggested by the forward-looking statements. Important factors that could cause such differences include, but are not limited to:

•	our announced intention to sell our academic and related operations and assets to a non-profit entity and become a services company;

•	our failure to comply with the extensive regulatory framework applicable to our industry, including Title IV of the Higher Education Act and the regulations thereunder, state laws and regulatory requirements, and accrediting commission requirements;

•	the ability of our students to obtain federal Title IV funds, state financial aid, and private financing;

•	potential damage to our reputation or other adverse effects as a result of negative publicity in the media, in the industry or in connection with governmental reports or investigations or otherwise, affecting us or other companies in the for-profit post-secondary education sector;

•	risks associated with changes in applicable federal and state laws and regulations and accrediting commission standards, including pending rulemaking by the Department of Education;

•	competition from other universities in our geographic region and market sector, including competition for students, qualified executives and other personnel;

•	our ability to properly manage risks and challenges associated with strategic initiatives, including the expansion of our campus, potential acquisitions or divestitures of, or investments in, new businesses, acquisitions of new properties, or the development of new campuses;

•	our expected tax payments and tax rate, including the effect of the Tax Cuts and Jobs Act of 2017;

•	our ability to hire and train new, and develop and train existing employees and faculty;

•	the pace of growth of our enrollment;

•	our ability to convert prospective students to enrolled students and to retain active students to graduation;

•	our success in updating and expanding the content of existing programs and developing new programs in a cost-effective manner or on a timely basis;

•	industry competition, including competition for qualified executives and other personnel;

•	risks associated with the competitive environment for marketing our programs;

•	failure on our part to keep up with advances in technology that could enhance the online experience for our students;

•	the extent to which obligations under our credit agreement, including the need to comply with restrictive and financial covenants and to pay principal and interest payments, limits our ability to conduct our operations or seek new business opportunities;

•	our ability to manage future growth effectively;

•	general adverse economic conditions or other developments that affect the job prospects of our students; and

•	other factors discussed under the headings “Risk Factors,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” “Business,” and “Regulation.”

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

Overview

Grand Canyon Education, Inc., a Delaware corporation, operates Grand Canyon University a comprehensive regionally accredited university that offers over 225 graduate and undergraduate degree programs, emphases and certificates across nine colleges both online and on ground at our over 275 acre campus in Phoenix, Arizona, at leased facilities and at facilities owned by third party employers of our students. References herein to “we,” “our,” “us,” the “Company” and “University” refer to Grand Canyon Education, Inc.; references to “Grand Canyon University” or “GCU” refer to the accredited academic institution that we operate.

We are committed to providing an academically rigorous educational experience with a focus on professionally relevant programs that meet the objectives of our students. Our undergraduate programs are designed to be innovative and meet the future needs of employers, while providing students with the needed critical thinking and effective communication skills developed through a Christian-oriented, liberal arts foundation. We offer master’s and doctoral degrees in contemporary fields that are designed to provide students with the capacity for transformational leadership in their chosen industry, emphasizing the immediate relevance of theory, application, and evaluation to promote personal and organizational change. We believe the growing brand of the University and the value proposition for both traditional aged students attending on our campus in Phoenix, Arizona and working adult students attending on our campus or at off-site locations in cohorts (referred to by us as professional studies students) or online, has enabled us to increase enrollment to approximately 90,300 students at December 31, 2017. At December 31, 2017, 79.1% of our students were enrolled in our online programs, and, of our working adult students (online and professional studies students), 50.5% were pursuing master’s or doctoral degrees.

We define working adults as students age 25 or older who are pursuing a degree while employed. As of December 31, 2017, 86.1% of our online and professional studies students were age 25 or older. We believe that working adults are attracted to the convenience and flexibility of our online programs because they can study and interact with faculty and classmates during times that suit their schedules. We also believe that working adults, particularly those who have some college experience, represent an attractive student population because they are better able to more readily recognize the benefits of a post-secondary degree, have higher persistence and completion rates than other students, and to finance their education generally.

In 2017, we continued to increase the number of students in attendance at our expanding traditional ground campus. We attribute the significant growth in our enrollment to our increasing brand recognition and the value proposition that our ground traditional campus affords to traditional-aged students and their parents. After scholarships, our ground traditional students pay for tuition, room, board, and fees, often half to a third of what it costs to attend a private, traditional university in another state and an amount comparable to what it costs to attend a public university. Our online students pay tuition and fees in an amount that is often less than the cost of other high service online programs such as ours. For example, one of our largest competitor’s undergraduate tuition for online programs ranges from $510 to $718 per credit hour and its graduate tuition for online programs ranges from $512 to $1,312 per credit hour while our online tuition per credit hour ranges from $355 to $470 for undergraduate programs and $330 to $640 for graduate programs. There are online programs that are less expensive than ours but those programs generally do not provide the full level of support services that we provide to our students. Although our online enrollment continues to grow, as the proportion of traditional colleges and universities providing alternative learning modalities increases, we will face increasing competition for working adult students from such institutions, including those with well-established reputations for excellence. We plan to continue increasing enrollment growth for our traditional campus over the next few years, and seek to have more than 20,500 ground students in attendance at the beginning of our 2018-2019 academic year. In November 2012, we accepted an invitation to become a member of the Division I Western Athletic Conference beginning with the 2013-2014 academic year, and in 2013 we began the four-year process to reclassify our NCAA membership from Division II to Division I and we began playing full Division I schedules. In July 2017, the University successfully completed all “year four” requirements and is now a full member of Division I Western Athletic Conference and is eligible for post-season play.

We continue to experience growth in enrollment, net revenue, and operating income over the last several years. Our enrollment at December 31, 2017 was approximately 90,300, representing an increase of approximately 10.2% over our enrollment at December 31, 2016. Our net revenue and operating income for the year ended December 31, 2017 were $974.1 million and $282.8 million, respectively, representing increases of 11.5% and 19.2%, respectively, over the year ended December 31, 2016. Our net revenue and operating income for the year ended December 31, 2016 were $873.3 million and $237.2 million, respectively, representing increases of 12.2% and 12.8%, respectively, over the year ended December 31, 2015. We seek to achieve continued growth in a manner that reinforces our reputation for providing academically rigorous, professionally relevant educational programs that advance the educations and careers of our students.

We have been regionally accredited by the Higher Learning Commission (“HLC”) and its predecessor since 1968. We were reaccredited in 2017 by the HLC for the maximum term of ten years after a comprehensive review of the institution’s academic offerings, governance and administration, mission, finances and resources that occurred during 2016, with no requirement for any monitoring or interim reports. The comprehensive review occurs every 10 years, along with a mid-term report in year four. We believe that our regional accreditation, together with appropriate specialized programmatic accreditations, reflect the quality of our programs, enhance their marketability to students, and improve the employability of our graduates.

Potential Change in the Structure of Our Operations

On January 5, 2018, we filed a Current Report on Form 8-K in which we disclosed that in December 2017 Grand Canyon University (“GCU”) had submitted to the HLC an application for approval to effect the sale of GCU to a nonprofit entity. This application updated the application filed by GCU during 2015-2016 seeking approval of a similar transaction as a means of enabling GCU to conduct itself as a traditional nonprofit university, consistent with its history and on a level playing field with other traditional universities with regard to tax status and, among other things, the ability to accept philanthropic contributions, pursue research grant opportunities, and participate in NCAA governance. The prior application proposed a transaction that would have involved the sale of the Company’s academic-related assets, real estate and related intangibles to a newly-formed nonprofit corporation (“New GCU”). Following this sale, the nonprofit corporation would have operated the university while the Company would have continued to operate as a third-party provider of services to New GCU and potentially, in the future, to other universities. The HLC Board of Trustees denied this application, in part, based on its view that its accreditation requirements did not allow for the type of shared services arrangement that GCU had proposed.

In May 2017, the Company became aware that the HLC was considering adopting new accreditation guidelines that, if complied with, would allow for HLC-accredited institutions to engage in shared services arrangements. Following further engagement with the HLC, and the HLC’s adoption in November 2017 of these new guidelines (the “2017 HLC Guidelines”), GCU submitted to the HLC the updated application seeking approval to effect the sale of the GCU assets to a nonprofit entity in the manner described above and, thereafter, for New GCU to enter into a shared services agreement with the Company. The final form of this application was filed on December 18, 2017. The Company currently expects the HLC to act on this application as soon as the next HLC Board meeting in February 2018.

As currently contemplated, the proposed transaction would involve the following (the “Proposed Transaction”):

•	The Company would sell to New GCU academic and related operations and assets sufficient for New GCU to achieve status as an HLC-accredited institution. The purchase price for the transferred assets would be determined following receipt of third party appraisals and subsequent negotiation and would be paid in the form of a long-term note between the Company and New GCU subject to customary commercial credit terms. GCU’s current faculty, academic leadership and related staff and other employees in departments such as student and spiritual life, athletics, and facilities, would become employed by New GCU and New GCU would be governed by the current institutional board of trustees of GCU. The Company would retain all other employees and assets necessary to perform the third-party services contemplated by the sale, including an office complex where most services-related personnel are currently located.

•	The Company and New GCU would enter into a long-term master services agreement pursuant to which the Company would provide identified technological, marketing, promotional, financial aid and other support services to New GCU in return for an agreed upon share of New GCU’s tuition and fee revenue. The revenue share between the two entities remains subject to completion of a transfer pricing study and subsequent negotiation, but is expected to be comparable to other shared services arrangements currently in place in the higher education marketplace and to reflect the level of services that the Company would be providing to new GCU. The terms of the master services agreement would comply with the 2017 HLC Guidelines.

It is very important to note the following:

•	While an application for approval of the proposed sale has been submitted to both the HLC and Department of Education, along with draft documents that, if the application is approved, would govern the terms of the sale and the shared services arrangement, definitive agreements between the Company and New GCU have not been signed and key terms remain subject to analysis, negotiation and final agreement between the Company and New GCU. As such, neither the Company nor New GCU is bound to move forward with the sale and neither party will move forward unless and until definitive agreements are executed. The Company does not expect to execute any definitive agreements until the HLC and Department of Education processes have concluded.

•	The Company and GCU are continuing to review various federal and state regulatory issues that could impact the viability of the transaction. That review is not completed at this time. The Company does not expect to execute any definitive agreements until these issues have been resolved and any necessary regulatory approvals have been received.

•	The HLC previously denied the application for the similar transaction that was made in 2015-2016. While the Company believes that the current proposal addresses any concerns noted by the HLC in its denial and complies with the new 2017 HLC Guidelines, no assurance can be given that the HLC will approve this application, that the parties will agree on the final key terms of the sale, or that the sale will be consummated.

While the outcomes of the HLC application and Department of Education pre-approval processes, and other regulatory processes, is not known at this time, to prepare for the possibility of the transaction being approved, the Company intends to continue its preparation to take various steps – including allocation of employees to New GCU, financial modeling, and asset transfer processes – that would be necessary to complete the transaction.

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

Our Approach to Academic Quality

Some of the key elements that we focus on to promote a high level of academic quality include:

•	Academically rigorous, professionally relevant curricula. We prepare learners to become global citizens, critical thinkers, effective communicators and responsible leaders by providing an academically challenging, values-based curriculum from the context of our Christian heritage. We create academically rigorous curricula that are designed to enable all students to gain the foundational knowledge, professional competencies, and demonstrable skills required to be successful in their chosen fields. Our curriculum is designed and delivered by faculty and industry-specific subject-matter experts who are committed to high quality, rigorous education and professional preparedness. We design our curricula to address specific objectives that pre-career and working-adult students need and are seeking. Through this combination, we believe that we produce graduates that can compete with integrity and become leaders in their chosen fields.

•	Qualified faculty. We demonstrate our commitment to high quality education by hiring qualified faculty with relevant practical experience. Substantially all of our current faculty members hold at least a master’s degree in their respective fields and approximately 50% of our faculty members of record are doctorate prepared. Further, the University has implemented a full time faculty model for online course instruction. In 2017, almost all of the online first year courses were taught by an online, full time faculty member. We believe the presence of a full time faculty member in the classroom for the first year students results in increased student retention. We invest in the professional development of our faculty members by providing online and ground pedagogical training along with hosting events that encourage the development and sharing of best practices. Additionally, we also monitor and evaluate teaching effectiveness through assessment content reviews, peer reviews, and student evaluations.

•	Centralized program design and curriculum development. We employ a college driven highly collaborative designed curriculum development process to ensure a consistent learning experience. We continuously review our programs at least every 3 years in an effort to ensure that they remain consistent, up-to-date, relevant, and effective in producing the desired learning outcomes. We also annually review programmatic assessment results, mission based competency results, graduation rates, retention rates and constituency surveys to identify opportunities for course modifications and upgrades.

•	Effective student services. We establish teams comprised of admissions and student services counselor personnel that act as the primary support contact point for each of our students, beginning at the application stage and continuing through graduation. We also continually focus on improving the technology used to support student learning, including delivering a new online learning platform and further improving student services through the implementation of online interfaces. As a result, many of our support services, including academic, administrative, financial, library, and career services, are accessible online, generally allowing users to access these services at a time and in a manner that is convenient to them.

•	Continual academic oversight. We have centralized the support functions of assessment for all of our programs through our Office of Assessment. While each of our colleges continuously evaluates the desired learning outcomes for each of their programs, the Office of Assessment provides data collection and analysis support. We continuously assess outcomes data to determine whether our students graduate with the knowledge, competencies, and skills that are necessary to succeed in the workplace. The Office of Assessment also initiates and manages periodic examinations of the mission-based competencies in our curricula by full-time and adjunct reviewers to evaluate and verify mission-based competency attainment. Based on these processes and student feedback from both programmatic and mission-based assessment, we determine whether to modify or discontinue programs that do not meet our standards or market needs, or to create new programs.

We also offer the following features in an effort to enrich the academic experience of current and prospective students:

•	Flexibility in program delivery. We seek to meet market demands by providing students with the flexibility to take courses exclusively online or to combine online coursework with various campus and onsite options. We have established onsite arrangements with major employers, including schools and school districts through which students can pursue student teaching opportunities. This flexibility raises our profile among employers, encourages students to take and complete courses, and eliminates inconveniences that tend to lessen student persistence.

•	Small class size. At December 31, 2017, 94.5% of our online and professional studies classes had 25 or fewer students. Our average, class size on our ground traditional campus is 25 students. These class sizes provide each student with the opportunity to interact directly with course faculty and to receive individualized feedback and attention while also affording our faculty with the opportunity to engage proactively with a manageable number of students. We believe this interaction enhances the academic quality of our programs by promoting opportunities for students to participate actively and thus build the requisite knowledge, competencies, and skills.

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

We offer over 225 graduate and undergraduate degree programs, emphases and certificates through our nine distinct colleges:

•	the Colangelo College of Business, which has a well-known brand among our target student population, an advisory board that includes recognized business leaders, and a reputation for offering professionally relevant degree programs;

•	the College of Doctoral Studies, which utilizes innovative technology, collaboration, and learning communities to develop expert practitioners and researchers who can become leaders in the disciplines and communities they serve;

•	the College of Education, which has greater than a 60-year history as one of Arizona’s leading teacher’s colleges and consistently graduates teachers who meet or exceed state averages on the Arizona Educator Proficiency Assessment exams;

•	the College of Fine Arts and Production, which continues the long and highly regarded tradition that the University has in the Fine Arts;

•	the Honors College, which serves to develop our most ambitious students across any of our programs and many of these students participate in the Honors Research Fellowship program, which partners students with faculty or industry partners on scientific and applied research projects;

•	the College of Humanities and Social Sciences, which develops and provides many of the general education course requirements in our other colleges and also serves as one of the vehicles through which we offer programs in additional targeted disciplines;

•	the College of Nursing and Health Care Professions, which has a strong reputation within the Arizona nursing community and is the largest nursing program in Arizona when considering total college enrollment (bachelor and master’s degree students);

•	the College of Science, Engineering, and Technology, which with science, engineering, technology, and mathematics professions in extremely high demand, driving our economy, continuously evolving, and redefining modern day life is focused on preparing exceptionally competent graduates to enter the dynamic and highly competitive workforce of the 21st century; and

•	the College of Theology, which serves as one of the many vehicles through which the University affirms its Christian heritage.

Under the overall leadership of our senior academic affairs vice presidents and the deans of the individual colleges, each of the colleges organizes its academic programs through various departments and schools.

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

Assessment

The University fosters a culture of student assessment and improvement by establishing a strong foundation for assessment of student learning and implementing institutional goals and benchmarks. Essential to the institutionalization of assessment and our commitment to continuous improvement is the development of a culture of assessment among faculty, staff and students. The resulting establishment of widespread reflective practice and acquired evaluative expertise characterizes our community and commitment to a culture of student assessment. All stakeholders are involved in student learning and institutional experience and, therefore, are part of the ongoing collaboration and effort to promote a culture of assessment among faculty, staff and students. The University’s faculty-driven, course-embedded and performance-based approach to assessment is ongoing, intentional, thorough and applicable so that it will have the most significant possible impact on improvement of student learning and university functions and processes. Our ultimate goal is to improve student learning and the total university experience by enhancing instructional effectiveness, removing obstacles to learning, facilitating student persistence toward completion of an academic program and demonstrating purposeful effort toward institutional effectiveness.

The Office of Assessment, as part of the Office of Institutional Effectiveness, functions to facilitate continuous improvement of student learning and is responsible for management, analysis and informational reporting of assessment data collected by the University.

Faculty

Our faculty includes full-time faculty, as well as adjunct faculty with relevant practical experience whom we employ to teach on a course-by-course basis for a specified fee. Our current faculty members hold at least a master’s degree in their respective fields and approximately 50% of our teaching faculty of record hold doctorate degrees.

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

Enrollment

At December 31, 2017, we had 90,297 students enrolled in our courses, of which 71,455, or 79.1%, were enrolled in our online programs, and 18,842, or 20.9%, were enrolled in our ground programs. Of our students in online programs, which were geographically distributed throughout all 50 states of the United States, and Canada, and in professional studies programs, 86.1% were age 25 or older. Of our traditional on-campus students, 95.6% were under age 25 and, although we draw students from throughout the United States, a majority were from Arizona.

The following is a summary of our student enrollment at December 31, 2017 and 2016 by degree type and by instructional delivery method:

	December 31, 2017(1)		December 31, 2016(1)
	# of Students	% of Total	# of Students	% of Total
Graduate degree(2)	37,339	41.4%	33,215	40.6%
Undergraduate degree	52,958	58.6%	48,693	59.4%

Total	90,297	100.0%	81,908	100.0%

	December 31, 2017(1)		December 31, 2016(1)
	# of Students	% of Total	# of Students	% of Total
Online(3)	71,455	79.1%	64,646	78.9%
Ground(4)	18,842	20.9%	17,262	21.1%

Total	90,297	100.0%	81,908	100.0%

(1)	Enrollment at December 31, 2017 and 2016 represents individual students who attended a course during the last two months of the calendar quarter. Includes 886 and 847 students pursuing non-degree certificates at December 31, 2017 and 2016, respectively.
(2)	Includes 7,703 and 7,084 students pursuing doctoral degrees at December 31, 2017 and 2016, respectively.
(3)	As of December 31, 2017 and 2016, 50.5% and 49.5%, respectively, of our working adult students (online and professional studies students) were pursuing graduate or doctoral degrees.
(4)	Includes our traditional on-campus students, as well as our professional studies students.

Tuition and Fees

For the 2017-18 academic year (the academic year begins in May), our prices per credit hour range from $355 to $470 for undergraduate online and professional studies courses, $330 to $630 for graduate online courses, $640 for doctoral online programs, and $688 for undergraduate courses for ground students. For our active duty military and active reserve online and professional studies students, our prices per credit hour are $250 for undergraduate, $400 for graduate courses and $608 for doctoral courses. The overall price of each course varies based upon the number of credit hours per course (with most courses representing four credit hours), the degree level of the program, and the discipline. In addition, we charge a fixed $8,250 “block tuition” for undergraduate ground students taking between 12 and 18 credit hours per semester, with an additional $688 per credit hour for credits in excess of 18. A traditional undergraduate degree typically requires a minimum of 120 credit hours. The minimum number of credit hours required for a master’s degree and overall cost for such a degree varies by program, although such programs typically require approximately 36 credit hours. The doctoral program requires approximately 60 credit hours and since program inception, on average, doctoral students who graduated required 5.2 dissertation continuation courses to complete their degree. The University did not raise tuition for any of its programs for its 2016-2017 and 2017-2018 academic years and has not raised tuition for its traditional ground programs in nine years.

Based on current tuition rates, tuition for a full program would generally equate to between $15,450 and $37,000 for an online master’s program, between $42,600 and $56,400 for a full four-year online bachelor’s program, approximately $66,000 for a full four-year bachelor’s program taken on our ground campus, and $48,000 for a full doctoral program including five dissertation continuation courses. Students requiring dissertation continuation courses in excess of five are only charged $500 per course. The tuition amounts referred to above assume no reductions for transfer credits or scholarships, which many of our students utilize to reduce their total program costs. For example, the average student on our ground traditional campus will pay approximately $8,700 in tuition for the 2017-18 school year after scholarships. Thus, based on the number of transfer credits and the scholarships a student receives it is likely that a student will pay less than $35,000 in tuition for a bachelor’s degree on our ground campus. For the fiscal years ended December 31, 2017, 2016 and 2015, our revenue was reduced by approximately $196.3 million, $179.2 million and $163.9 million, respectively, as a result of scholarships that we offered to our students. The increase in scholarships reflects our increasing use of academic scholarships to attract high performing students to our ground traditional campus.

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

During fiscal 2017 and 2016, we derived approximately 71.5% and 72.3%, respectively, of our net revenues (calculated on a cash basis in accordance with Department of Education standards currently in effect) from tuition financed under the Title IV programs. The primary Title IV programs that our students receive funding from are the Federal Direct Loan program or FDL Program, and the Federal Pell Grant, or Pell, Program.

Student loans administered through the FDL Program are currently the most significant source of U.S. federal student aid. There are two types of federal student loans: subsidized loans, which are based on the U.S. federal statutory calculation of student need, and unsubsidized loans, which are not need-based. Neither type of student loan is based on creditworthiness although annual and aggregate loan limits apply based on a student’s grade level. Students are generally not responsible for interest on subsidized loans while the student is enrolled in school. Students are responsible for the interest on unsubsidized loans while enrolled in school, but have the option to defer payment while enrolled. Repayment on federal student loans begins six months after the date the student ceases to be enrolled. The loans are repayable over the course of 10 years and, in some cases, longer. Both graduate and undergraduate students are eligible for loans. During fiscal 2017, federal student loans (both subsidized and unsubsidized) represented approximately 81.4% of the gross Title IV funds that we received.

Grants under the Pell Program (Pell Grants) are awarded based on need and only to undergraduate students who have not earned a bachelor’s or professional degree. Unlike loans, Pell Grants are not repayable. During fiscal year 2017, Pell Grants represented approximately 13.8% of the gross Title IV funds that we received. For the 2016-2017 award year, the maximum amount available under Pell Grants was $5,815 and the maximum income that makes an applicant to Title IV Program funds eligible for an automatic zero Expected Family Contribution was $25,000. For the 2017-18 award year, the maximum amount available under Pell Grants is $5,920 and the maximum income that makes an applicant for Title IV Program funds eligible for an automatic zero Expected Family Contribution stayed the same at $25,000.

Our students also receive funding under other Title IV programs, including the Federal Perkins Loan Program, the Federal Supplemental Educational Opportunity Grant Program, the Federal Work-Study Program, and the Teacher Education Assistance for College and Higher Education Grant Program.

Other financial aid programs. In addition to the Title IV programs listed above, eligible students may participate in several other financial aid programs or receive support from other governmental sources. These include veterans educational benefits administered by the U.S. Department of Veterans Affairs and state financial aid programs. During fiscal 2017 and 2016, we derived an immaterial amount of our net revenue from tuition financed by such programs.

Private loans. Some of our students also use private loan programs to help finance their education. Students can apply to a number of different lenders for private loans at current market interest rates. Private loans are intended to fund a portion of students’ cost of education not covered by the Title IV programs and other financial aid. During fiscal 2017 and 2016, payments derived from private loans constituted less than 1% of our net revenues for each year, respectively.

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

Ground Campus

We own our ground campus, which is located on over 275 acres in the center of the Phoenix, Arizona metropolitan area, near downtown Phoenix. Our on-campus facilities currently consist of classroom buildings, lecture halls, a 300-seat theater, a 29,000 square foot newly renovated library, a media arts complex that provides communications students with audio and video equipment, a 55,000 square foot recreation center that has state of the art training facilities for our over 400 student-athletes and students, a 140,000 square foot/ 7,500 seat basketball and entertainment arena, a stadium that hosts NCAA men’s and women’s soccer as well as several club sports programs, newly renovated baseball and softball stadiums, a basketball practice facility, on-campus tennis courts, beach volleyball courts, a competition/practice gymnasium, an activity center that contains a food court, a bowling alley and other student services, a student union, residence halls, apartments, campus pools, athletic facilities and parking garages. Additionally, we have several office buildings used for administration and we recently completed a large student services center and parking garage in close proximity to our ground campus. Employees that worked in two leased office buildings in the Phoenix area were consolidated into this new building upon completion in late 2016. In late 2015, we revitalized the Maryvale Golf Course under a partnership agreement with the City of Phoenix and in 2016 the Grand Canyon University Championship Golf Course was opened to the public. In order to accommodate the continued growth of our traditional ground population, we completed construction on three apartment style residence halls, an additional 170,000 square foot classroom building for our College of Science, Engineering and Technology, a student service center and a fourth parking structure prior to the 2016/2017 academic year and prior to the 2017/2018 academic year we completed construction on an additional dormitory and other ground campus building projects.

We have 21 intercollegiate athletic teams that currently compete in Division I of the National Collegiate Athletic Association (“NCAA”). Our athletic facilities include the University Arena (a 7,500 seat venue for all men’s and women’s basketball games plus select other GCU athletic competitions, concerts, speakers and other events); a stadium that hosts NCAA men’s and women’s soccer as well as several club sports programs; a basketball practice facility; on-campus tennis courts; beach volleyball courts; and a competition/practice gymnasium, which accommodates men’s and women’s volleyball and competitive events. In addition, the University’s 55,000 square foot student recreation center has state of the art training facilities for our over 400 student-athletes plus practice space. Early in 2018 we completed upgrades to our baseball and softball stadiums. Our track and field program utilizes on-campus practice and competition sites. In January 2016 the Grand Canyon University Championship golf course opened to the public. The men’s and women’s golf teams have dedicated practice facilities, a team room and coaches offices at the course. The cross-country and swimming programs utilize off-campus sites for practice and competition. In November 2012, we accepted an invitation to be a member of the NCAA Division I Western Athletic Conference beginning with the 2013-14 academic year and in September 2013 we began playing full Division I schedules. In July 2017, the University successfully completed all “year four” requirements and is now a full member of Division I Western Athletic Conference and we are eligible for post-season play. During the 2016-2017 academic year, baseball, softball, men’s golf, women’s tennis and the men’s and women’s indoor track and field teams won Western Athletic conference championships. GCU televises home athletic events in multiple sports highlighted by the men’s basketball games that have averaged approximately 7,000 fans per night.

We believe our ground-based programs and traditional campus not only offer our ground students, faculty, and staff an opportunity to participate in a traditional college experience, but also provide our online students, faculty, and staff with a sense of connection to a traditional university. Additionally, our full-time ground faculty play an important role in integrating online faculty into our academic programs and ensuring the overall consistency and quality of the ground and online student experience. We believe the mix of our online program with our traditional ground-based program with a greater than 60-year history and heritage differentiates us from other for-profit post-secondary education providers.

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

Employees

As of December 31, 2017, we employed approximately 4,000 full-time faculty, staff and administrative personnel in university services, academic advising and academic support, enrollment services, university administration, financial aid, information technology, human resources, corporate accounting, finance, and other administrative functions. In addition, we employ approximately 6,000 part-time/adjunct and student workers. None of our employees is a party to any collective bargaining or similar agreement with us. We consider our relationships with our employees to be good.

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

Significant support for K-12 education. We have expanded our free tutoring/mentoring program to 73 Phoenix-area high schools. This program, which is served by over 1,200 University students, operates in partnership with Phoenix-area businesses to provide 100 full-tuition scholarships to attend Grand Canyon University each year for students from inner-city schools who have sought academic assistance at GCU’s Learning Lounge. Increased home values. Together with Habitat for Humanity, we participated in the largest home renovation project in the country in the West Phoenix area. As of December 31, 2017, 346 different projects have been completed. These efforts, combined with the University’s expanded presence in the community, has resulted in a significant increase in home values in the 85017 zip code.

Improved safety. We are in the sixth year of a $1.6 million partnership with City of Phoenix Police Department that focuses on improving safety and reducing crime in the communities surrounding our campus. Since the initiation of this program, crime has decreased substantially in the two-mile radius surrounding the University.

Job creation on the campus. We have tripled the number of our full-time employees from 1,219 in 2008 to nearly 4,000 by the end of 2017. The total number of full-time, part-time/adjunct and student worker positions is approximately 10,000.

Job creation off campus. We are launching a number of new business enterprises that reduce costs for the University, provide management opportunities for recent graduates and employment opportunities for current students and neighborhood residents, while spurring economic growth in the area.

The University is also involved in countless community events and projects throughout the year, helping organizations such as the Phoenix Rescue Mission, Feed My Starving Children, Arizona Foster Care, Boy/Girl Scouts, Goodwill Arizona, St. Vincent de Paul, Young Life, Elevate Phoenix, Back to School Clothing Drive and St. Mary’s Food Bank. Our faculty, staff and students also go out into our surrounding neighborhoods to participate in University-sponsored programs such as Serve the City, Canyon Kids, Salute Our Troops, Colter Commons senior home visits and the Run to Fight Children’s Cancer.

Competition

There are more than 4,000 U.S. colleges and universities serving traditional and adult students. Competition is highly fragmented and varies by geography, program offerings, modality, ownership, quality level, and selectivity of admissions. No one institution has a significant share of the total post-secondary market.

Our ground program competes with regionally accredited state universities, both inside Arizona and outside of the state, as well as regionally accredited private universities, as well as two-year colleges within the state community college system. Our ground program also competes with geographically proximate universities with similar religious heritages, including Azusa Pacific University, Baylor University, and Pepperdine University. Our online programs compete with local, traditional universities geographically located near each of our prospective students, and with other for-profit post-secondary schools that offer online degrees, particularly those schools that offer online graduate programs within our core disciplines.

Non-profit institutions receive substantial government subsidies, and have access to government and foundation grants, tax-deductible contributions and other financial resources generally not available to for-profit schools. Accordingly, non-profit institutions may have instructional and support resources that are superior to those in the for-profit sector. In addition, some of our competitors, including both traditional colleges and universities, have substantially greater name recognition and financial resources than we have, which may enable them to compete more effectively for potential students. We also expect to face increased competition as a result of new entrants to the online education market, including established colleges and universities that had not previously offered online education programs.

We believe that the competitive factors in the post-secondary education market include:

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

REGULATION

We are subject to extensive regulation by state post-secondary, licensure, and certification agencies, accrediting commissions, and the federal government through the Department of Education under the Higher Education Act. The regulations, standards, and policies of these agencies cover the vast majority of our operations, including our educational programs, facilities, instructional and administrative staff, administrative procedures, marketing, recruiting, financial operations, athletics and financial condition.

As an institution of higher education that grants degrees and certificates, we are required to be authorized by appropriate state post-secondary, licensure, and certification authorities. In addition, in order to participate in the federal student financial aid programs, we must be accredited by an accrediting commission recognized by the Department of Education. Accreditation is a private, non-governmental process for evaluating the quality of educational institutions and their programs in areas including student performance, governance, integrity, educational quality, faculty, physical resources, administrative capability and resources, and financial stability. The Higher Education Act requires accrediting commissions recognized by the Department of Education to review and monitor many aspects of an institution’s operations and to take appropriate action if the institution fails to meet the accrediting commission’s standards.

Our operations are also subject to regulation by the Department of Education due to our participation in the federal student financial aid programs under Title IV of the Higher Education Act. Those Title IV programs include educational loans with below-market interest rates that are issued by the federal government under the Federal Direct Loan program (the “FDL Program”), as well as grant programs for students with demonstrated financial need. To participate in the Title IV programs, a school must receive and maintain authorization by the appropriate state agency or agencies, be accredited by an accrediting commission recognized by the Department of Education, and be certified as an eligible institution by the Department of Education.

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

State Post-Secondary Education Regulation

We are authorized to offer our programs by the Arizona State Board for Private Postsecondary Education, the regulatory agency governing private post-secondary educational institutions in the State of Arizona, where we are located. We do not presently have campuses in any states other than Arizona, although we do have one location in Albuquerque, New Mexico. We are required by the Higher Education Act to maintain authorization from the Arizona State Board for Private Postsecondary Education in order to participate in the Title IV programs. This authorization is very important to us and our business. To maintain our state authorization, we must continuously meet standards relating to, among other things, educational programs, facilities, instructional and administrative staff, marketing and recruitment, financial operations, addition of new locations and educational programs, and various operational and administrative procedures. Our failure to comply with the requirements of the Arizona State Board for Private Postsecondary Education could result in us losing our authorization to offer our educational programs, which would cause us to lose our eligibility to participate in the Title IV programs and could force us to cease operations. Alternatively, the Arizona State Board for Private Postsecondary Education could restrict our ability to offer certain degree and non-degree programs.

The Department of Education released a final rule on state authorizations of distance learning programs, which will become effective on July 1, 2018, unless repealed or overruled. As written, the rule provides that programs may be authorized pursuant to certain reciprocity agreements among states. We are an approved institutional participant in the State Authorization Reciprocity Agreement (“SARA”). SARA is an agreement among member states, districts and territories that establishes comparable national standards for interstate offering of post-secondary distance education courses and programs. It is intended to make it easier for students to take online courses offered by post-secondary institutions based in another state. SARA is overseen by a national council (NC-SARA) and administered by four regional education compacts, for which Arizona is a W-SARA member. There is a yearly renewal for participating in NC-SARA and AZ-SARA and institutions must agree to meet certain requirements to participate. As of December 31, 2017, 48 states are members of SARA.

Some states that do not participate in SARA impose regulatory requirements on out-of-state higher education institutions operating within their boundaries, such as those having a physical facility or conducting certain academic activities within the state. We currently enroll students in all 50 states and the District of Columbia. Although we are currently licensed, authorized, in-process, or exempt in all non-SARA jurisdictions in which we operate, if we fail to comply with state licensing or authorization requirements for a state, or fail to obtain licenses or authorizations when required, we could lose our state license or authorization by that state or be subject to other sanctions, including restrictions on our activities in, and fines and penalties imposed by, that state, as well as fines, penalties, and sanctions imposed by the Department of Education. The loss of licensure or authorization in any non-SARA state could prohibit us from recruiting prospective students or offering services to current students in that state, which could significantly reduce our enrollments.

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

Our College of Education is approved by the Arizona State Department of Education to offer Institutional Recommendations (credentials) for the certification of early childhood, elementary, secondary, and special education teachers and school administrators. Our College of Nursing and Health Care Professions is approved by the Arizona State Board of Nursing for the Bachelor of Science in Nursing and advanced practice Master of Science in Nursing degrees for Family Nurse Practitioner and Acute Care Nurse Practitioner. Due to varying requirements for professional licensure and certification in states other than Arizona, we inform students of the risks associated with obtaining professional licensure or certification and that it is each student’s responsibility to determine what state, local or professional licensure and certification requirements are necessary in his or her individual state.

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

Grand Canyon University has been regionally accredited by the Higher Learning Commission and its predecessor since 1968, most recently obtaining reaccreditation in 2017 for the ten-year period through 2027. Following a comprehensive review of the institution’s academic offerings, teaching, assessment, governance and administration, mission, finances and resources that occurred during 2016, the University’s accreditation was reaffirmed by the HLC’s Institutional Actions council at its meeting on February 28, 2017 with no requirements for any monitoring or interim reports. The comprehensive review occurs every 10 years, along with a mid-term report in year four. Accreditation by the Higher Learning Commission is important to us for several reasons, including the fact that it enables our students to receive Title IV financial aid. Other colleges and universities depend, in part, on an institution’s accreditation in evaluating transfers of credit and applications to graduate schools. Employers rely on the accredited status of institutions when evaluating candidates’ credentials, and students and corporate and government sponsors under tuition reimbursement programs look to accreditation for assurance that an institution maintains quality educational standards.

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

Regulatory changes. Pursuant to the Higher Education Act and following negotiated rulemaking, on November 1, 2016, the Department published final regulations that, inter alia, would have specified the acts or omissions of an institution that a borrower may assert as a defense to repayment of a loan made under the Direct Loan Program. Although the regulations were scheduled to become effective on July 1, 2017, on June 16, 2017, the Department delayed indefinitely the effective date of selected provisions of the regulations and announced its intention to conduct negotiated rulemaking proceedings to revise the regulations. Those proceedings took place from November 13-15, 2017; January 8-11, 2018; and February 12-15, 2018. These proceedings did not end in consensus and, as such, the Department will have the opportunity to write regulations as it sees fit. In addition, on October 24, 2017, the Department published an interim final rule to delay until July 1, 2018 the effective date of the selected provisions. On February 14, 2018, the Department also published a notice of proposed rulemaking to delay until July 1, 2019 the effective date of the selected provisions.

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

In August 2017, the University received a new program participation agreement with full certification from the Department of Education, which gives the University the ability to participate in the Title IV programs through December 31, 2020.

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

The Department of Education assigns a strength factor to the results of each of these ratios on a scale from negative 1.0 to positive 3.0, with negative 1.0 reflecting financial weakness and positive 3.0 reflecting financial strength. The Department of Education then assigns a weighting percentage to each ratio and adds the weighted scores for the three ratios together to produce a composite score for the institution. The composite score for an institution’s most recent fiscal year must be at least 1.5 for the institution to be deemed financially responsible without the need for further Department of Education oversight. Our composite scores for our fiscal years ended December 31, 2016, 2015 and 2014 were 2.5, 2.6 and 3.0, respectively, and, therefore, we are considered financially responsible for purposes of these regulations. We have not yet submitted our consolidated financial statements to the Department of Education for our 2017 fiscal year, but have calculated that our composite score for the 2017 fiscal year will be 3.0. We have modeled our composite score for future years using, among other estimates, our estimated ground campus capital expenditures and believe that our composite score will remain at a financially responsible level for the foreseeable future.

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

Return of Title IV funds for students who withdraw. When a student who has received Title IV program funds withdraws from school, the institution must determine the amount of Title IV program funds the student has “earned” and then must return the unearned Title IV program funds (a “return to Title IV”) to the appropriate lender or the Department of Education in a timely manner, which is generally no later than 45 days after the date the institution determined that the student withdrew. If such payments are not timely made, the institution will be required to submit a letter of credit to the Department of Education equal to 25% of the Title IV funds that the institution should have returned for withdrawn students in its most recently completed fiscal year. Under Department of Education regulations, the letter of credit requirement is triggered by late returns of Title IV program funds for 5% or more of the withdrawn students (and involving more than two student refunds) in the audit sample in the institution’s annual Title IV compliance audit for either of the institution’s two most recent fiscal years or in a Department of Education program review. We did not exceed this 5% threshold in our annual Title IV compliance audits for 2016 (the most recent year for which we have completed a Title IV compliance audit), 2015 or 2014.

The “90/10 Rule.” A requirement of the Higher Education Act, commonly referred to as the “90/10 Rule,” that is applicable only to for-profit, post-secondary educational institutions like us, provides that an institution loses its eligibility to participate in the Title IV programs if the institution derives more than 90% of its revenue for each of two consecutive fiscal years from Title IV program funds. For purposes of the 90/10 Rule, revenue is calculated under a complex regulatory formula that requires cash basis accounting and other adjustments to the calculation of an institution’s revenue under generally accepted accounting principles that appears in its consolidated financial statements. Under the 90/10 Rule, an institution becomes ineligible to participate in the Title IV programs as of the first day of the fiscal year following the second consecutive fiscal year in which it exceeds the 90% threshold, and its period of ineligibility extends for at least two consecutive fiscal years. If an institution exceeds the 90% threshold for two consecutive fiscal years and it and its students have received Title IV funds during the subsequent period of ineligibility, the institution will be required to return those Title IV funds to the applicable lender or the Department of Education. If an institution’s rate exceeds 90% for any single fiscal year, it will be placed on provisional certification for at least two fiscal years.

Using the Department of Education’s cash-basis, regulatory formula under the 90/10 Rule as currently in effect, for our 2017, 2016, and 2015 fiscal years, we derived approximately 71.5%, 72.3%, and 74.8%, respectively, of our 90/10 Rule revenue from Title IV program funds.

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

Our cohort default rates on federal student loans for the 2014, 2013 and 2012 federal fiscal years, the latest years for which such rates are available, were 8.5%, 9.2% and 10.3%, respectively.

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

These regulations went into effect on July 1, 2015, with the exception of the new disclosure requirements that were originally scheduled to go into effect January 1, 2017, but which have now been delayed, to some extent, until July 1, 2018. Additionally, the Department announced, on June 16, 2017, its intention to conduct negotiated rulemaking proceedings to revise the gainful employment regulations. Those negotiated rulemaking proceedings began in December 2017 and continued February 5-8, 2018 and will end in March 12-15, 2018. Management is following this rulemaking, as it does with all rulemakings, but does not have a view at this time about how it will affect the University.

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

Clery Act Compliance. We must comply with the campus safety and security reporting requirements as well as other requirements in the Jeanne Clery Disclosure of Campus Security Policy and Campus Crime Statistics Act (the “Clery Act”). In addition, the Department has interpreted Title IX to categorize sexual violence as a form of prohibited sex discrimination and to require institutions to follow certain disciplinary procedures with respect to such offenses. Failure by the University to comply with the Clery Act or Title IX requirements or regulations thereunder could result in action by the Department including fining us, or limiting or suspending its participating in Title IV programs, could lead to litigation, and could harm our reputation. We believe that we are in compliance with these requirements.

Regulatory Standards that May Restrict Institutional Expansion or Other Changes

Many actions that we may wish to take in connection with expanding our operations or other changes are subject to review or approval by the applicable regulatory agencies. In addition to those matters described in detail below, most state post-secondary approval agencies impose regulatory requirements on post-secondary institutions operating within their boundaries.

Adding teaching locations, implementing new educational programs, and increasing enrollment. The requirements and standards of state post-secondary agencies, accrediting commissions, and the Department of Education limit our ability in certain instances to establish additional teaching locations, implement new educational programs, or increase enrollment in certain programs. Many states require review and approval before institutions can add new locations or programs, and Arizona also limits the number of pre-licensure nursing students we may enroll (which represents a small portion of our overall nursing program). The Arizona State Board for Private Postsecondary Education, the Higher Learning Commission, and other state education agencies and specialized accrediting commissions that authorize or accredit us and our programs generally require institutions to notify them in advance of adding new locations or implementing new programs, and upon notification may undertake a review of the quality of the facility or the program and the financial, academic, and other qualifications of the institution.

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

Acquiring other schools. While we have not acquired any other schools in the past, we may seek to do so in the future. The Department of Education and virtually all state post-secondary agencies and accrediting commissions require a company to seek their approval if it wishes to acquire another school. In our case, we would need to obtain the approval of the Arizona State Board for Private Postsecondary Education or other state post-secondary agency that licenses the school being acquired, the Higher Learning Commission, any other accrediting commission that accredits the school being acquired, and the Department of Education. The level of review varies by individual state and accrediting commission, with some requiring approval of such an acquisition before it occurs and others only considering approval after the acquisition has occurred. The Higher Learning Commission would require us to obtain its advance approval of such an acquisition. The approval of the applicable state agencies and accrediting commissions is a necessary prerequisite to the Department of Education certifying the acquired school to participate in the Title IV programs under our ownership. The restrictions imposed by any of the applicable regulatory agencies could delay or prevent our acquisition of other schools in some circumstances.

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

Many states include the sale of a controlling interest of common stock in the definition of a change in control requiring approval, but their thresholds for determining a change in control vary widely. The standards of the Arizona State Board for Private Postsecondary Education provide that an institution that is owned by a publicly traded company whose control is vested in the voting members of the board of directors, such as Grand Canyon Education, undergoes a change in control if 50% or more of the voting members of the board of directors change within a 12-month period or the chief executive officer of the corporation changes. A change in control under the definition of one of the other state agencies that regulate us might require us to obtain approval of a change in control in order to maintain our authorization to operate in that state, and in some cases such states could require us to obtain advance approval of the change in control. If we were to undergo a change in control under the standards of the Arizona State Board of Private Post-secondary Education at any time in the future, we would be required to file an application with the Arizona State Board for Private Postsecondary Education in order to obtain approval for such change in control. We cannot predict whether the Arizona State Board for Private Postsecondary Education would impose any limitations or conditions on us, or identify any compliance issues related to us in the context of the change in control process, that could result in our loss of authorization in Arizona. Any such loss would result in our loss of eligibility to participate in the Title IV programs which would cause a significant decline in our student enrollment.

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

Risks Related to the Proposed Change in the Structure of Our Operations

If the Proposed Transaction is consummated, we will be subject to various risks and uncertainties arising out of the changes in the structure of our operations, any of which could materially and adversely affect our business and operations, and our stock price.

As discussed above under “Item 1. Business – Proposed Change in the Structure of Our Operations,” we are seeking approval of the Proposed Transaction. If the necessary approvals are obtained, financial and other terms between us and New GCU are agreed upon, definitive agreements are executed, and the Proposed Transaction is ultimately consummated, then various aspects of our operations would change in important ways. These changes include, but are not limited to, the following:

•	Our academic and related operations and assets, as well as approximately 35% of our full-time employees and substantially all of our part-time employees and student workers, would transfer to New GCU. Following this transfer, we would no longer own and operate a regulated institution of higher education, but would instead provide a host of services in support of New GCU’s operations. While the services we would provide are services that we currently provide as part of our business today, we have limited to no experience operating as a service provider to third parties.

•	New GCU would be a separate non-profit entity under the control of an independent board of trustees and independent management. Accordingly, our relationship with New GCU, both pursuant to the shared services arrangement and operationally, would no longer be as owner and operator, but as a third party contract party. While we believe this relationship would remain strong, New GCU’s board of trustees and management would have fiduciary and other duties that would require them to focus on the best interests of New GCU and over time those interests could diverge from ours.

•	Initially, all of our revenue would be derived pursuant to the shared services arrangement with New GCU. Accordingly, New GCU’s ability to continue to increase its enrollment and tuition and fee revenue, and our ability to continue to perform the services necessary to enable New GCU to do so, would be critical to the success of our services business.

•	It is anticipated that the consideration payable by New GCU for the acquired assets, which will be material, will be in the form of a long-term secured note. While the terms of this note remain subject to negotiation, our ability to realize the negotiated value of the acquired assets would be subject to New GCU’s performance and its ability to pay amounts due under the secured note as they come due.

If the Proposed Transaction is consummated, but we are unable to successfully re-focus our business to providing services to third parties, or if the contemplated shared services arrangement with New GCU fails to achieve the anticipated levels of performance, then our business, financial condition and results of operations, as well as our stock price, could be materially and adversely affected.

Risks Related to the Extensive Regulation of Our Industry

Our failure to comply with the extensive regulatory requirements governing our school could result in financial penalties, restrictions on our operations or growth, or loss of external financial aid funding for our students.

To participate in the Title IV programs, a school must be authorized by the appropriate state post-secondary agency or agencies, be accredited by an accrediting commission recognized by the Department of Education, and be certified as an eligible institution by the Department of Education. In addition, our operations and programs are regulated by other state education agencies and additional accrediting commissions. As a result of these requirements, we are subject to extensive regulation by the Arizona State Board for Private Postsecondary Education and education agencies of other states, the Higher Learning Commission, which is our primary accrediting commission, specialized accrediting commissions, and the Department of Education. These regulatory requirements cover the vast majority of our operations, including our educational programs, instructional and administrative staff, administrative procedures, marketing, recruiting, financial operations, and financial condition. These regulatory requirements also affect our ability to open additional schools and locations, add new educational programs, change existing educational programs, and change our corporate or ownership structure. The agencies that regulate our operations periodically revise their requirements and modify their interpretations of existing requirements. Regulatory requirements are not always precise and clear, and regulatory agencies may sometimes disagree with the way we have interpreted or applied these requirements. Any misinterpretation by us of regulatory requirements could materially adversely affect us. If we fail to comply with any of these regulatory requirements, we could suffer financial penalties, limitations on our operations, loss of accreditation, termination of or limitations on our ability to grant degrees and certificates, or limitations on or termination of our eligibility to participate in the Title IV programs, each of which could materially adversely affect us. In addition, if we are charged with regulatory violations, our reputation could be damaged, which could have a negative impact on our stock price and our enrollments. The Department of Education and other regulators have increased the frequency and severity of their enforcement actions against post-secondary schools. In some cases, these enforcement actions have resulted in material sanctions, letter of credit requirements, loss of Title IV eligibility, or closure in schools. We cannot predict with certainty how all of these regulatory requirements will be applied, or whether we will be able to comply with all of the applicable requirements in the future.

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

In August 2017, the University received a new program participation agreement with full certification from the Department of Education, which gives the University the ability to participate in the Title IV programs through December 31, 2020. There can be no assurance that the Department of Education will recertify us at that time or that it will not impose conditions or other restrictions on us as a condition of approving our application with respect to any future recertification. If the Department of Education does not renew or withdraws our certification to participate in the Title IV programs at any time, our students would no longer be able to receive Title IV program funds. Alternatively, the Department of Education could renew our certification, but restrict or delay our students’ receipt of Title IV funds, limit the number of students to whom we could disburse such funds, or place other restrictions on us, or it could delay our recertification after our program participation agreement expires on December 31, 2020, in which case our certification would continue on a month-to-month basis. Any of these outcomes could have a material adverse effect on our enrollments and us.

We would lose our ability to participate in the Title IV programs if we fail to maintain our institutional accreditation, and our student enrollments could decline if we fail to maintain any of our accreditations or approvals.

An institution must be accredited by an accrediting commission recognized by the Department of Education in order to participate in the Title IV programs. We have institutional accreditation by the Higher Learning Commission, which is an accrediting commission recognized by the Department of Education. To remain accredited, we must continuously meet accreditation standards relating to, among other things, performance, institutional control, institutional integrity, educational quality, faculty, administrative capability, resources, and financial stability. We most recently obtained reaccreditation in 2017 for the ten-year period through 2027. Following a comprehensive review of the institution’s academic offerings, governance and administration, mission, finances and resources that occurred during 2016, the University’s accreditation was reaffirmed by the HLC’s Institutional Actions council at its meeting on February 28, 2017 with no requirements for any monitoring or interim reports. The comprehensive review occurs every 10 years, along with a mid-term report in year four. If we fail to satisfy any of the Higher Learning Commission’s standards, however, we could lose our accreditation by the Higher Learning Commission, which would cause us to lose our eligibility to participate in the Title IV programs, could cause a significant decline in our total student enrollments, and could have a material adverse effect on us. In addition, many of our individual educational programs are also accredited by specialized accrediting commissions or approved by specialized state agencies. If we fail to satisfy the standards of any of those specialized accrediting commissions or state agencies, we could lose the specialized accreditation or approval for the affected programs, which could result in materially reduced student enrollments in those programs and have a material adverse effect on us.

If the percentage of our revenue that is derived from the Title IV programs is too high, we may lose our eligibility to participate in those programs.

A requirement of the Higher Education Act, commonly referred to as the “90/10 Rule,” that is applicable only to for-profit, post-secondary educational institutions like us provides that an institution loses its eligibility to participate in the Title IV programs if the institution derives more than 90% of its revenue for each of two consecutive fiscal years from Title IV program funds. For purposes of the 90/10 Rule, revenue is calculated under a complex regulatory formula that requires cash basis accounting and other adjustments to the calculation of an institution’s revenue under generally accepted accounting principles that appears in its consolidated financial statements. Under the 90/10 Rule, an institution becomes ineligible to participate in the Title IV programs as of the first day of the fiscal year following the second consecutive fiscal year in which it exceeds the 90% threshold, and its period of ineligibility extends for at least two consecutive fiscal years. If an institution exceeds the 90% threshold for two consecutive fiscal years and it and its students have received Title IV funds during the subsequent period of ineligibility, the institution will be required to return those Title IV funds to the applicable lender or the Department of Education. If an institution’s rate exceeds 90% for any single fiscal year, it will be placed on provisional certification for at least two fiscal years.

Using the Department of Education’s cash-basis, regulatory formula under the 90/10 Rule as currently in effect, for our 2017, 2016, and 2015 fiscal years, we derived approximately 71.5%, 72.3%, and 74.8%, respectively, of our 90/10 Rule revenue from Title IV program funds.

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

Our expansion efforts include offering new educational programs. In addition, we may increase our operations in additional states and seek to acquire existing schools from other companies. If we are unable to obtain the necessary approvals for such new programs, operations, or acquisitions from the Department of Education, the Higher Learning Commission, the Arizona State Board for Private Postsecondary Education, or any other applicable state post-secondary agency or accrediting commission, or if we are unable to obtain such approvals in a timely manner, our ability to consummate the planned actions and provide Title IV funds to any affected students would be impaired, which could have a material adverse effect on our expansion plans. In addition, if we were to determine erroneously that a new program did not need approval or that we had all required approvals, we could be liable for repayment of the Title IV program funds provided to students in that program or at that location.

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

State regulatory requirements for online education have historically varied among the states. To address this issue and to meet new Department of Education requirements we applied and have been approved to be an approved institutional participant in the State Authorization Reciprocity Agreement (“SARA”). SARA is an agreement among member states, districts and territories that establishes comparable national standards for interstate offering of post-secondary distance education courses and programs. It is intended to make it easier for students to take online courses offered by post-secondary institutions based in another state. SARA is overseen by a national council (NC-SARA) and administered by four regional education compacts, for which Arizona is a W-SARA member. There is a yearly renewal for participating in NC-SARA and AZ-SARA and institutions must agree to meet certain requirements to participate. As of December 31, 2017, 48 states are members of SARA.

Some states that do not participate in SARA impose regulatory requirements on out-of-state post-secondary institutions operating within their boundaries, such as those having a physical facility or conducting certain academic activities within the state. We currently enroll students in all 50 states and the District of Columbia. Although we are currently licensed, authorized, in-process, or exempt in all non-SARA jurisdictions in which we operate, if we fail to comply with state licensing or authorization requirements for a state, or fail to obtain licenses or authorizations when required, we could lose our state license or authorization by that state or be subject to other sanctions, including restrictions on our activities in, and fines and penalties imposed by, that state, as well as fines, penalties, and sanctions imposed by the Department of Education. The loss of licensure or authorization in any non-SARA state could prohibit us from recruiting prospective students or offering services to current students in that state, which could significantly reduce our enrollments.

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

If we experience a change in control under the standards of the Department of Education, the Higher Learning Commission, the Arizona State Board for Private Postsecondary Education, or any other applicable state agency or accrediting commission, we must notify and/or seek the approval of each such agency. These agencies do not have uniform criteria for what constitutes a change in control. Transactions or events that typically constitute a change in control include significant acquisitions or dispositions of the voting stock of an institution or its parent company and significant changes in the composition of the board of directors of an institution or its parent company. With respect to publicly traded corporations, like us, they also may include cases where a corporation has a stockholder that owns, or has voting control over, at least 25% of the total outstanding voting stock of the corporation and is the largest stockholder of the corporation (defined in the regulations as a “controlling shareholder”), and that controlling shareholder ceases to own, or have voting control over, at least 25% of such stock or ceases to be the largest stockholder, or other transactions or events may be beyond our control. Our failure to obtain, or a delay in receiving, approval of any change in control from the Department of Education, the Higher Learning Commission, or the Arizona State Board for Private Postsecondary Education could impair our ability to operate or participate in the Title IV programs, which could have a material adverse effect on our business, prospects, financial condition, and results of operations. Our failure to obtain, or a delay in receiving, approval of any change in control from any other state in which we are currently licensed or authorized, or from any of our specialized accrediting commissions, could require us to suspend our activities in that state or suspend offering the applicable programs until we receive the required approval, or could otherwise impair our operations. The potential adverse effects of a change in control could influence future decisions by us and our stockholders regarding the sale, purchase, transfer, issuance, or redemption of our stock, which could discourage bids for your shares of our stock and could have an adverse effect on the market price of your shares.

Proposed legislation, additional rulemaking or additional examinations from U.S. Congress may impact general public perception of the industry in a negative manner resulting in a material and adverse impact on our business.

Criticisms of the overall student lending and post-secondary education sectors may impact general public perceptions of educational institutions, including us, in a negative manner. Adverse media coverage regarding other educational institutions or regarding us directly could damage our reputation. The environment surrounding access to and the costs of student loans remains in a state of flux. The uncertainty surrounding these issues, and any resolution of these issues that increases loan costs or reduces students’ access to Title IV loans or to student extended payment plans such as the ones we make available to our students, could reduce student demand for our programs, adversely impact our revenues and operating profit or result in increased regulatory scrutiny.

Our reputation and our stock price may be negatively affected by adverse publicity or by the actions of other post-secondary educational institutions.

In addition to the Congressional and regulatory activities focused on for-profit educational institutions beginning in 2010 and since, in recent years, regulatory proceedings and litigation have been commenced against various post-secondary educational institutions relating to, among other things, deceptive trade practices, false claims against the government, and non-compliance with Department of Education requirements, state higher education laws, and state consumer protection laws. These proceedings have been brought by the Department of Education, the U.S. Department of Justice, the SEC, and state governmental agencies, among others. These allegations have attracted adverse media coverage and have been the subject of legislative hearings and regulatory actions at both the federal and state levels, focusing not only on the individual schools but in some cases on the for-profit post-secondary education sector as a whole. Adverse media coverage regarding other for-profit education companies or other educational institutions could damage our reputation, result in lower enrollments, revenues, and operating profit, and have a negative impact on our stock price. Such coverage could also result in increased scrutiny and regulation by the Department of Education, Congress, accrediting commissions, state legislatures, state attorneys general, or other governmental authorities of all educational institutions, including us.

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

Building awareness of Grand Canyon University and the programs we offer is critical to our ability to attract prospective students. It is also critical to our success that we convert prospective students to enrolled students in a cost-effective manner and that these enrolled students remain active in our programs. Some of the factors that could prevent us from successfully recruiting, enrolling, and retaining students in our programs include:

•	the reduced availability of, or higher interest rates and other costs associated with, Title IV loan funds or other sources of financial aid;

•	the emergence of more successful competitors;

•	factors related to our marketing, including the costs and effectiveness of Internet advertising and broad-based branding campaigns and recruiting efforts;

•	performance problems with our online systems;

•	failure to maintain institutional and specialized accreditations;

•	the requirements of the education agencies that regulate us which restrict schools’ initiation of new programs and modification of existing programs;

•	the requirements of the education agencies that regulate us which restrict the ways schools can compensate their recruitment personnel;

•	increased regulation of online education, including in states in which we do not have a physical presence;

•	restrictions that may be imposed on graduates of online programs that seek certification or licensure in certain states;

•	student dissatisfaction with our services and programs;

•	damage to our reputation or other adverse effects as a result of negative publicity in the media, in industry or governmental reports, or otherwise, affecting us or other companies in the for-profit post-secondary education sector;

•	price reductions by competitors that we are unwilling or unable to match;

•	a decline in the acceptance of online education;

•	an adverse economic or other development that affects job prospects in our core disciplines; and

•	a decrease in the perceived or actual economic benefits that students derive from our programs.

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

Strict observance of rules and regulations contribute to the success of our athletic program. It is the responsibility of the University administration and the Athletic Department to adhere to all regulations created for the governance of intercollegiate athletics as set forth by the Western Athletic Conference (“WAC”), NCAA, and Grand Canyon University. The move from Division II to Division I was effective July 1, 2013 and demonstrated our commitment to athletic excellence and has enhanced our visibility. In July 2017, the University successfully completed all “year four” requirements and is now a full Division I member of the NCAA and the WAC. Any violations of such rules and regulations could adversely affect our reputation and operations.

A decline in the overall growth of enrollment in post-secondary institutions, or in the number of students seeking degrees online or in our core disciplines, could cause us to experience lower enrollment, which could negatively impact our future growth.

Based on industry analyses, we believe that enrollment growth in degree-granting, post-secondary institutions is slowing and that the number of high school graduates that are eligible to enroll in degree-granting, post-secondary institutions is expected to decrease over the next few years. In order to maintain current growth rates, we will need to attract a larger percentage of students in existing markets and expand our markets by creating new academic programs. In addition, if job growth in the fields related to our core disciplines is weaker than expected, as a result of any regional or national economic downturn or otherwise, fewer students may seek the types of degrees that we offer. Our failure to attract new students, or the decisions by prospective students to seek degrees in other disciplines, would have an adverse impact on our future growth.

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

Changes to tax law could affect our income taxes.

Our actual effective tax rate may vary from our expectation and that variance may be material. Tax interpretations, regulations and legislation are subject to measurement uncertainty and the interpretations can impact net income, income tax expense or recovery, and deferred income tax assets or liabilities. In addition, tax rules and regulations are subject to interpretation and require judgment by us that may be challenged by the taxation authorities upon audit. On December 22, 2017, the Tax Cuts and Jobs Act (the “Act”) was signed into law. For businesses, the Act reduces the corporate federal tax rate from a maximum of 35% to a flat 21% rate. The rate reduction took effect on January 1, 2018. The reduced tax rate caused the University’s deferred tax assets and liabilities to be revalued as of December 22, 2017. Deferred income taxes result from temporary differences between the tax basis of assets and liabilities and their reported amounts in the financial statements that will result in taxable or deductible amounts in future years. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. As changes in tax laws or rates are enacted, deferred tax assets and liabilities are adjusted though income tax expense. Changes in our tax provision or an increase to our tax liabilities, whether due to the Tax Act or interpretations of other tax regulations, or a final determination of tax audits, could have a material adverse effect on our financial position, results of operations, and cash flows.

We operate in a highly competitive industry, and competitors with greater resources could harm our business.

The post-secondary education market is highly fragmented and competitive. We compete for students primarily with traditional public and four-year degree-granting regionally accredited colleges and universities and other proprietary degree-granting regionally accredited schools. An increasing number of traditional colleges and universities and community colleges are offering distance learning and other online education programs, including programs that are geared toward the needs of working adult students. This trend has been accelerated by private companies that provide and/or manage online learning platforms for traditional colleges and universities. As the proportion of traditional colleges and universities providing alternative learning modalities increases, we will face increasing competition for students from such institutions, including those with well-established reputations for excellence. In addition, it is likely that we will begin to face competition from various emerging nontraditional, credit-bearing and noncredit-bearing education programs, provided by both proprietary and not-for-profit providers, and other direct-to-consumer education services. Each of these competitors may develop platforms or other technologies, including technologies that allow for greater levels of interactivity between faculty and students and that are superior to the platform and technology we use, and these differences may affect our ability to recruit and retain students. Public institutions receive substantial government subsidies, and public and private non-profit institutions have access to government and foundation grants, tax-deductible contributions, and other financial resources generally not available to for-profit schools. Accordingly, public and private non-profit institutions may have instructional and support resources superior to those in the for-profit sector, and public institutions may be able to offer substantially lower tuition prices. Some of our competitors in both the public and private sectors also have substantially greater financial and other resources than we do. We may not be able to compete successfully against current or future competitors, including with respect to our ability to acquire or compete with technologies being developed by our competitors, and may face competitive pressures that could adversely affect our business, prospects, financial condition, and results of operations. These competitive factors could cause our enrollments, revenues, and profitability to significantly decrease and could render our online delivery format less competitive or obsolete.

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

Anti-takeover provisions of our certificate of incorporation, bylaws, the Delaware General Corporation Law, or DGCL, and regulations of state and federal education agencies could diminish the opportunity for stockholders to participate in acquisition proposals at a price above the then-current market price of our common stock. For example, while we have no present plans to issue any preferred stock, our Board of Directors, without further stockholder approval, may issue shares of undesignated preferred stock and fix the powers, preferences, rights, and limitations of such class or series, which could adversely affect the voting power of your shares. In addition, our bylaws provide for an advance notice procedure for nomination of candidates to our Board of Directors that could have the effect of delaying, deterring, or preventing a change in control. Further, as a Delaware corporation, we are subject to provisions of the DGCL regarding “business combinations,” which can deter attempted takeovers in certain situations. The approval requirements of the Department of Education, our regional accrediting commission, and state post-secondary, licensure, and certification agencies for a change in control transaction could also delay, deter, or prevent a transaction that would result in a change in control. We may, in the future, consider adopting additional anti-takeover measures. The authority of our Board of Directors to issue undesignated preferred or other capital stock and the anti-takeover provisions of the DGCL, as well as other current and any future anti-takeover measures adopted by us, may, in certain circumstances, delay, deter, or prevent takeover attempts and other changes in control of the company not approved by our Board of Directors.

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

We own our ground campus, which is located on over 275 acres in the center of the Phoenix, Arizona metropolitan area, near downtown Phoenix. Our on-campus facilities currently consist of classroom buildings, lecture halls, a 300-seat theater, a 29,000 square foot newly renovated library, a media arts complex that provides communications students with audio and video equipment, a 55,000 square foot recreation center that has state of the art training facilities for our 400 student-athletes and students, a 140,000 square foot/ 7,500 seat basketball and entertainment arena, a stadium that hosts NCAA men’s and women’s soccer as well as several club sports programs, a basketball practice facility, newly renovated baseball and softball stadiums, on-campus tennis courts, beach volleyball courts, and a competition/practice gymnasium, an activity center that contains a food court, a bowling alley and other student services, a student union which was recently remodeled and expanded, residence halls, apartments, campus pools, athletic facilities and parking garages. Additionally, we have several office buildings used for administration and we recently completed a large student services center and parking garage in close proximity to our ground campus. Employees that worked in two leased office buildings in the Phoenix area were consolidated into this new building upon completion in late 2016. In late 2015, we revitalized the Maryvale Golf Course under a partnership agreement with the City of Phoenix and in 2016 the Grand Canyon University Championship Golf Course was opened to the public. In order to accommodate the continued growth of our traditional ground population, we completed construction on three apartment style residence halls, an additional 170,000 square foot classroom building for its College of Science, Engineering and Technology, a student service center and a fourth parking structure prior to the 2016/2017 academic year and prior to the 2017/2018 academic year we completed construction on an additional dormitory, other ground campus building projects and land acquisitions adjacent to our campus.

We lease three facilities in Arizona and one in New Mexico for classroom and labs for our nursing professional studies students. Additionally, we lease five office locations in California and one in Colorado. We may add additional space in Arizona and in other states in the southwest U.S. to accommodate our growth plans in 2018 and beyond.

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

The table below sets forth the high and low sales prices for our common stock, as reported by the Nasdaq Global Market.

	High	Low
2017
First Quarter	$72.16	$56.52
Second Quarter	$83.00	$68.77
Third Quarter	$91.12	$71.01
Fourth Quarter	$96.15	$83.52
2016
First Quarter	$43.37	$31.12
Second Quarter	$45.02	$37.94
Third Quarter	$44.98	$38.81
Fourth Quarter	$61.80	$39.68

Holders

As of December 31, 2017, there were approximately 200 registered holders of record of common stock. A substantially greater number of holders of common stock are “street name” or beneficial holders, whose shares are held of record by banks, brokers and other financial institutions.

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

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

Our Board of Directors has authorized the University to repurchase up to $175.0 million in aggregate of common stock, from time to time, depending on market conditions and other considerations. The current expiration date on the repurchase authorization by our Board of Directors is December 31, 2018. Repurchases occur at our discretion. Repurchases may be made in the open market or in privately negotiated transactions, pursuant to the applicable Securities and Exchange Commission rules. The amount and timing of future share repurchases, if any, will be made as market and business conditions warrant. Since the approval of our share repurchase plan, we have purchased 3.5 million shares of common stock at an aggregate cost of $77.3 million, which are recorded at cost in the accompanying December 31, 2017 consolidated balance sheet and statement of stockholders’ equity. At December 31, 2017, there remained $97.7 million available under our current share repurchase authorization. During the fourth quarter and the year ended December 31, 2017, the University repurchased 17,230 shares of common stock at an aggregate cost of $1.5 million.

The following table sets forth our share repurchases of common stock and our share repurchases in lieu of taxes, which are not included in the repurchase plan totals as they were effected in conjunction with the vesting of restricted share awards, during each period in the fourth quarter of fiscal 2017:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Dollar Value of Shares That May Yet Be Purchased Under the Program
Share Repurchases
October 1, 2017 – October 31, 2017	—	$—	—	$99,200,000
November 1, 2017 – November 30, 2017	10,000	$85.04	10,000	$98,400,000
December 1, 2017 – December 31, 2017	7,230	$91.16	7,230	$97,700,000

Total	17,230	$87.61	17,230	$97,700,000

Tax Withholdings
October 1, 2017 – October 31, 2017	1,500	$88.90	—	$—
November 1, 2017 – November 30, 2017	—	$—	—	$—
December 1, 2017 – December 31, 2017	—	$—	—	$—

Total	1,500	$88.90	—	$—

University Stock Performance

The following graph compares the cumulative total return of our common stock with the cumulative total returns of the S&P 500 Index and our selected peer group of four companies that includes: Capella Education Company, American Public Education, Inc., Strayer Education Inc. and Bridgepoint Education, Inc. This chart assumes that an investment of $100 was made in our common stock, in the index, and in the peer group on December 31, 2012 and that all dividends paid by us and such companies were reinvested, and tracks the relative performance of such investments through December 31, 2017.

	12/12	12/13	12/14	12/15	12/16	12/17
Grand Canyon Education, Inc.	100.00	185.77	198.81	170.94	249.04	381.47
S&P 500	100.00	132.39	150.51	152.59	170.84	208.14
Peer Group	100.00	134.40	143.36	94.07	142.54	139.15

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

The following selected consolidated financial and other data should be read in conjunction with Item 8, Consolidated Financial Statements and Supplementary Data, and Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, to fully understand the information presented below. The selected consolidated income statement data and other data, excluding period end enrollment, for the years ended December 31, 2017, 2016, and 2015, and the selected consolidated balance sheet data as of December 31, 2017, and 2016, have been derived from our audited consolidated financial statements for such years, which are included herein. The selected consolidated income statement data and other data, excluding period end enrollment, for the years ended December 31, 2014 and 2013, and the selected consolidated balance sheet data as of December 31, 2015, 2014, and 2013, have been derived from our audited consolidated financial statements for such years, which are not included herein. Our historical results are not necessarily indicative of our results for any future period.

	Year Ended December 31,
	2017	2016	2015	2014	2013
	(In thousands, except per share data)
Income Statement Data:
Net revenue	$974,134	$873,344	$778,200	$691,055	$598,335
Costs and expenses:
Instructional costs and services	410,840	373,101	329,651	288,791	254,419
Admissions advisory and related	128,544	119,286	112,572	108,567	97,077
Advertising	98,608	88,152	76,229	65,808	60,985
Marketing and promotional	9,629	8,860	7,287	7,439	5,644
General and administrative	43,759	43,219	42,100	39,635	36,934
Lease termination costs	—	3,523	—	—	—

Total costs and expenses	691,380	636,141	567,839	510,240	455,059

Operating income	282,754	237,203	210,361	180,815	143,276
Interest expense	(2,169)	(1,328)	(1,248)	(1,801)	(2,244)
Interest income and other	2,943	249	(106)	684	3,863

Income before income taxes	283,528	236,124	209,007	179,698	144,895
Income tax expense	80,209	87,610	77,596	68,232	56,184

Net income	$203,319	$148,514	$131,411	$111,466	$88,711

Earnings per common share
Basic	$4.31	$3.22	$2.86	$2.45	$1.98
Diluted	$4.22	$3.15	$2.78	$2.37	$1.92
Shares used in computing earnings per common share
Basic	47,140	46,083	45,975	45,538	44,731
Diluted	48,235	47,121	47,281	47,006	46,131
Other Data:
Capital expenditures	$123,954	$239,019	$218,301	$168,646	$93,490
Depreciation and amortization	$53,932	$45,387	$35,379	$29,177	$25,141
Adjusted EBITDA(1)	$354,561	$304,071	$264,987	$227,812	$185,086
Period end enrollment(2)
Online	71,455	64,646	59,311	55,060	49,580
Ground	18,842	17,262	15,195	12,746	10,078
Balance Sheet Data:
Cash and cash equivalents, and investments	$242,745	$108,572	$106,400	$166,022	$164,244
Restricted cash, cash equivalents and investments	$94,534	$84,931	$75,384	$67,840	$64,368
Total assets(3)	$1,303,573	$1,092,493	$891,982	$749,564	$610,941
Notes payable (including short-term)	$66,616	$98,252	$79,877	$86,493	$93,100
Total stockholders’ equity	$985,951	$773,686	$610,251	$476,232	$344,844

(1)	Adjusted EBITDA, a non-GAAP financial measure, is defined as net income plus interest expense, less interest income and other gain (loss) recognized on investments, plus income tax expense, plus depreciation and amortization (EBITDA), as adjusted for (i) the amortization of prepaid royalty payments recorded in conjunction with a settlement of a dispute with our former owner; (ii) contributions to Arizona school tuition organizations in lieu of the payment of state income taxes; (iii) share-based compensation; and (iv) one-time, unusual charges or gains, such as litigation and regulatory reserves, impairment charges and asset write-offs, and exit or lease termination costs.
(2)	Enrollment represents individual students who attended a course during the last two months of the calendar quarter.
(3)	During the first quarter of 2016, the University made changes in its presentation of deferred tax assets and liabilities to comply with a new accounting standard. Accordingly, we reclassified the current deferred taxes to net against noncurrent deferred tax liabilities for all prior periods to conform to the current presentation.

We present Adjusted EBITDA, a non-GAAP financial measure, because we consider it to be an important supplemental measure of our operating performance. We also make certain compensation decisions based, in part, on our operating performance, as measured by Adjusted EBITDA, and our credit agreement requires us to comply with covenants that include performance metrics substantially similar to Adjusted EBITDA. All of the adjustments made in our calculation of Adjusted EBITDA are adjustments to items that management does not consider to be reflective of our core operating performance. Management considers our core operating performance to be that which can be affected by our managers in any particular period through their management of the resources that affect our underlying revenue and profit generating operations during that period. Royalty expenses paid to our former owner, contributions to Arizona school tuition organizations in lieu of the payment of state income taxes, share-based compensation, one time unusual charges or gains, such as estimated litigation and regulatory reserves, impairment charges, exit costs, and lease termination fees are not considered reflective of our core performance. We believe Adjusted EBITDA allows us to compare our current operating results with corresponding historical periods and with the operational performance of other companies in our industry because it does not give effect to potential differences caused by variations in capital structures (affecting relative interest expense, including the impact of write-offs of deferred financing costs when companies refinance their indebtedness), tax positions (such as the impact on periods or companies of changes in effective tax rates or net operating losses), the book amortization of intangibles (affecting relative amortization expense), and other items that we do not consider reflective of underlying operating performance. We also present Adjusted EBITDA because we believe it is frequently used by securities analysts, investors, and other interested parties as a measure of performance.

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

The following table reconciles Adjusted EBITDA to net income for the periods indicated:

	Year Ended December 31,
(In thousands)	2017	2016	2015
Net income	$203,319	$148,514	$131,411
Plus: interest expense	2,169	1,328	1,248
Less: interest income and other(a)	(2,943)	(249)	106
Plus: income tax expense	80,209	87,610	77,596
Plus: depreciation and amortization	53,932	45,387	35,379

EBITDA	336,686	282,590	245,740

Plus: royalty to former owner(b)	296	296	296
Plus: fixed asset impairments(c)	2,590	250	2,755
Plus: contributions made in lieu of state income taxes(d)	2,025	4,000	2,750
Plus: transaction expenses(e)	212	1,136	1,861
Plus: estimated litigation and regulatory reserves(f)	64	—	328
Plus: lease termination costs(g)	—	3,523	—
Plus: share-based compensation(h)	12,688	12,276	11,257

Adjusted EBITDA	$354,561	$304,071	$264,987

(a)	Represents a loss of $0.9 million in 2015 on a note receivable purchased in December 2012, net of interest income.
(b)	Represents the amortization of prepaid royalty payments, as discussed in Note 2 to our consolidated financial statements that are included in Item 8, Consolidated Financial Statements and Supplementary Data.
(c)	Represents fixed asset impairments. Amounts represent the write-off of the remaining book value of on campus buildings removed to make way for new dormitories and classroom buildings as well as internal use software write offs.
(d)	Reflects contributions to various Arizona school tuition organizations to assist with funding for education. In connection with such contributions made we received a dollar-for-dollar state income tax credit, which resulted in a reduction in our effective income tax rate to 28.3%, 37.1% and 37.1% for the years ended December 31, 2017, 2016 and 2015, respectively. Had these contributions not been made, our effective tax rate would have been 28.8%, 38.2% and 37.9%, for 2017, 2016 and 2015, respectively. Such contributions are viewed by our management to be made in lieu of payments of state income taxes and are therefore excluded from evaluation of our core operating performance.
(e)	Reflects expenses incurred related to a proposed transaction under which Grand Canyon University would become a non-profit entity.
(f)	Reflects $0.1 million and $0.3 million for estimated litigation reserves in 2017 and 2015, respectively.
(g)	Represents lease termination costs incurred related to the early termination of leased space.
(h)	Reflects share-based compensation expense relating to restricted stock awards and option grants made to employees and directors.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations for the years ended December 31, 2017 and 2016 should be read in conjunction with our consolidated financial statements and related notes that appear in Item 8, Consolidated Financial Statements and Supplementary Data. In addition to historical information, the following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to these differences include those discussed below and elsewhere in this Annual Report on Form 10-K, particularly in Item 1A, Risk Factors and Forward-Looking Statements.

Executive Overview

We are a comprehensive regionally accredited university that offers over 225 graduate and undergraduate degree programs, emphases and certificates across nine colleges both online and on ground at our over 275 acre campus in Phoenix, Arizona, and onsite at facilities we lease and at facilities owned by third party employers. We are committed to providing an academically rigorous educational experience with a focus on professionally relevant programs that meet the objectives of our students. Our undergraduate programs are designed to be innovative and meet the future needs of employers, while providing students with the needed critical thinking and effective communication skills developed through a Christian, liberal arts foundation. We offer master’s and doctoral degrees in contemporary fields that are designed to provide students with the capacity for transformational leadership in their chosen industry, emphasizing the immediate relevance of theory, application, and evaluation to promote personal and organizational change. We believe the growing brand of the University and the value proposition for both traditional aged students attending on our campus in Phoenix, Arizona and working adult students attending on our campus or at off-site locations in cohorts (referred to by us as professional studies student) or online, has enabled us to increase enrollment to approximately 90,300 students at December 31, 2017. At December 31, 2017, 79.1% of our students were enrolled in our online programs, and, of our working adult students (online and professional studies students), 50.5% were pursuing master’s or doctoral degrees.

Key Trends, Developments and Challenges

The following circumstances and trends present opportunities, challenges and risks.

Proposed Change in the Structure of Our Operations. As discussed above under “Item 1. Business – Proposed Change in the Structure of Our Operations,” we are seeking approval of the Proposed Transaction to effect the sale of GCU to a nonprofit entity as a means of enabling GCU to conduct itself as a traditional nonprofit university, consistent with its history and on a level playing field with other traditional universities with regard to tax status and, among other things, the ability to accept philanthropic contributions, pursue research grant opportunities, and participate in NCAA governance. The transaction involves the sale of the Company’s academic-related assets, real estate and related intangibles to a newly formed nonprofit corporation (“New GCU”). Following this sale, the nonprofit corporation would operate the university while the Company would continue to operate as a third-party provider of services to New GCU and potentially, in the future, to other universities. If the necessary approvals are obtained, financial and other terms between us and New GCU are agreed upon, definitive agreements are executed, and the Proposed Transaction is ultimately consummated, then various aspects of our operations would change in important ways. These changes include, but are not limited to, the following:

•	Our academic and related operations and assets, as well as approximately 35% of our full-time employees and substantially all of our part-time employees and student workers, would transfer to New GCU. Following this transfer, we would no longer own and operate a regulated institution of higher education, but would instead provide a host of services in support of New GCU’s operations. While the services we would provide are services that we currently provide as part of our business today, we have limited to no experience operating as a service provider to third parties.

•	New GCU would be a separate non-profit entity under the control of an independent board of trustees and independent management. Accordingly, our relationship with New GCU, both pursuant to the shared services arrangement and operationally, would no longer be as owner and operator, but as a third party contract party. While we believe this relationship would remain strong, New GCU’s board of trustees and management would have fiduciary and other duties that would require them to focus on the best interests of New GCU and over time those interests could diverge from ours.

•	Initially, all of our revenue would be derived pursuant to the shared services arrangement with New GCU. Accordingly, New GCU’s ability to continue to increase its enrollment and tuition and fee revenue, and our ability to continue to perform the services necessary to enable New GCU to do so, would be critical to the success of our services business.

•	It is anticipated that the consideration payable by New GCU for the acquired assets, which will be material, will be in the form of a long-term secured note. While the terms of this note remain subject to negotiation, our ability to realize the negotiated value of the acquired assets would be subject to New GCU’s performance and its ability to pay amounts due under the secured note as they come due.

If the Proposed Transaction is consummated, our revenue and expenses would be materially reduced, while our operating margin would materially increase and we would recognize significant interest income on the long-term secured note. In addition, the Proposed Transaction would trigger an obligation to repay all amounts outstanding on our credit facility, which totaled $66.5 million at December 31, 2017. If, however, we are unable to successfully re-focus our business to providing services to third parties, or if the contemplated shared services arrangement with New GCU fails to achieve the anticipated levels of performance, then our business, financial condition and results of operations, as well as our stock price, could be materially and adversely affected.

Evolving Post-secondary Education Market. We believe that there is a large number of traditional-aged students looking for a residential experience at an affordable, private, Christian university. As a result of state funding challenges, most state universities are receiving less state subsidies and therefore have been forced to increase tuition, decrease the number of students they can accept and/or make other changes that impact the student experience. Some private universities also are facing enrollment challenges as a result of their high tuition costs. We also believe the number of non-traditional students who work, are raising a family, or are doing both while trying to earn a college degree continues to grow. The continued economic environment in the U.S., however, has caused an increased number of potential students and/or their parents to consider the cost of education as a primary factor in choosing the school that they will attend. Given these trends, we believe that many individuals will be attracted to our high quality academic programs at affordable tuition rates. We also believe that competition for students continues to increase. We compete primarily with traditional public and four-year degree-granting regionally accredited colleges and universities and other proprietary degree-granting regionally accredited schools. An increasing number of traditional colleges, universities and community colleges are offering distance learning and other online education programs, including programs that are geared towards the needs of working adult students. This trend has been accelerated by private companies that provide and/or manage online learning platforms for traditional colleges and universities. As the proportion of traditional colleges and universities providing alternative learning modalities increases, we face increasing competition for students from such institutions, including those with well-established reputations for excellence.

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

New Tax Law. On December 22, 2017, the Tax Cuts and Jobs Act (the “Act”) was signed into law. For businesses, the Act reduces the corporate federal tax rate from a maximum of 35% to a flat 21% rate. The rate reduction took effect on January 1, 2018. The reduced tax rate caused the University’s deferred tax assets and liabilities to be revalued as of December 22, 2017. Deferred income taxes result from temporary differences between the tax basis of assets and liabilities and their reported amounts in the financial statements that will result in taxable or deductible amounts in future years. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. As changes in tax laws or rates are enacted, deferred tax assets and liabilities are adjusted though income tax expense. The University’s net deferred tax liability was revalued as of December 22, 2017. The University recorded a $10.7 million income tax benefit related to the revaluation of its deferred tax assets and liabilities. Excluding this income tax benefit in 2017, our effective tax rate would have been 32.1%.

Fiscal Year 2017 Highlights

We achieved the following in 2017:

Enrollment, Net Revenue, Operating Income Growth with No Increase in Ground Tuition Rates. We achieved enrollment growth of 10.2% during the fiscal year ended December 31, 2017, as ground enrollment increased 9.2% and online enrollment increased 10.5% over the prior year. We attribute the significant growth in our ground enrollment between years to our increasing brand recognition and the value proposition that our ground traditional campus affords to traditional-aged students and their parents. After scholarships, our ground traditional students pay tuition, room, board, and fees in an amount that is often half to a third of what it costs to attend a private, traditional university in another state and an amount comparable to what it costs to attend a public university. Our online students pay tuition and fees in an amount that is often less than the cost of other high service online programs such as ours. For example, our largest local competitor’s undergraduate tuition for online programs ranges from $510 to $718 per credit hour and its graduate tuition for online programs ranges from $512 to $1,312 per credit hour while our online tuition per credit hour ranges from $355 to $470 for undergraduate programs and $330 to $640 for graduate programs. There are online programs that are less expensive than ours but those programs generally do not provide the full level of support services that we provide to our students. Although our online enrollment continues to grow, as the proportion of traditional colleges and universities providing alternative learning modalities increases, we will face increasing competition for working adult students from such institutions, including those with well-established reputations for excellence. We did not raise tuition in any of our programs for our 2016-2017 and 2017-2018 academic years. A tuition increase of approximately 1% was implemented for the majority of online programs for our 2015-2016 academic year. We have not raised our tuition for our traditional ground programs in nine years. Net revenues increased 11.5% over the prior year primarily due to the enrollment growth and due to an increase in ancillary revenues resulting from the increased traditional student enrollment (e.g. housing, food, etc.). Operating income was $282.8 million for the fiscal year ended December 31, 2017, an increase of 19.2% over the $237.2 million in operating income for 2016.

Capital Expenditures. Our capital expenditures in 2017 of $113.6 million primarily related to the expansion of our over 275 acre physical campus in Phoenix, Arizona and significant investment in technology innovation to support our students and staff. In order to accommodate the continued growth of the traditional ground population, the University completed the construction of an additional dormitory, other ground campus building projects and land acquisitions adjacent to our campus, as well as purchases of computer equipment, other internal use software projects and furniture and equipment to support our increasing employee headcount. Included in off-site development for 2017 is $10.4 million we spent to finish the building and parking garage in close proximity to our ground traditional campus. Employees that worked in two leased office buildings in the Phoenix area were relocated to this new building by the end of 2016.

Income Taxes. Our adoption of the new share-based compensation standard in 2017 resulted in a reduction to our provision for income taxes of $16.5 million for the year ended December 31, 2017, due to the recognition of excess tax benefits from restricted stock awards that vested or stock options that were exercised in 2017. The inclusion of excess tax benefits and deficiencies as a component of our income tax expense will increase volatility within our provision for income taxes as the amount of excess tax benefits or deficiencies from share-based compensation awards are dependent on our stock price at the date the restricted awards vest, our stock price on the date an option is exercised, and the quantity of options exercised. Our restricted stock vests in March each year so the favorable benefit is greatest in the first quarter each year.

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

The following is a summary of our student enrollment at December 31, 2017, 2016, and 2015 by degree type and by instructional delivery method:

	December 31,
	2017(1)		2016(1)		2015(1)
	# of Students	% of Total	# of Students	% of Total	# of Students	% of Total
Graduate degree(2)	37,339	41.4%	33,215	40.6%	29,237	39.2%
Undergraduate degree	52,958	58.6%	48,693	59.4%	45,269	60.8%

Total	90,297	100.0%	81,908	100.0%	74,506	100.0%

	December 31,
	2017(1)		2016(1)		2015
	# of Students	% of Total	# of Students	% of Total	# of Students	% of Total
Online(3)	71,455	79.1%	64,646	78.9%	59,311	79.6%
Ground(4)	18,842	20.9%	17,262	21.1%	15,195	20.4%

Total	90,297	100.0%	81,908	100.0%	74,506	100.0%

(1)	Enrollment represents individual students who attended a course during the last two months of the calendar quarter. Included in enrollment at December 31, 2017, 2016 and 2015 are students pursuing non-degree certificates of 886, 847, and 679, respectively.
(2)	Includes 7,703, 7,084 and 6,302 students pursuing doctoral degrees at December 31, 2017, 2016 and 2015, respectively.
(3)	As of December 31, 2017, 2016 and 2015, 50.5%, 49.5% and 47.8%, respectively, of our working adult students (online and professional studies students) were pursuing graduate or doctoral degrees.
(4)	Includes our traditional on-campus students, as well as our professional studies students.

For the 2017-18 academic year (the academic year begins in May), our prices per credit hour range from $355 to $470 for undergraduate online and professional studies courses, $330 to $630 for graduate online courses, $640 for doctoral online programs, and $688 for undergraduate courses for ground students. For our active duty and active reserve online and professional studies students, our prices per credit hour are $250 for undergraduate, $400 for graduate courses and $608 for doctoral courses. The overall price of each course varies based upon the number of credit hours per course (with most courses representing four credit hours), the degree level of the program, and the discipline. In addition, we charge a fixed $8,250 “block tuition” for undergraduate ground students taking between 12 and 18 credit hours per semester, with an additional $688 per credit hour for credits in excess of 18. A traditional undergraduate degree typically requires a minimum of 120 credit hours. The minimum number of credit hours required for a master’s degree and overall cost for such a degree varies by program, although such programs typically require approximately 36 credit hours. The doctoral program requires approximately 60 credit hours and since program inception on average, doctoral students who graduated required 5.2 dissertation continuation courses to complete their degree.

Based on current tuition rates, tuition for a full program would generally equate to between $15,450 and $37,000 for an online master’s program, between $42,600 and $56,400 for a full four-year online bachelor’s program, approximately $66,000 for a full four-year bachelor’s program taken on our ground campus, and $48,000 for a full doctoral program including five dissertation continuation courses. Students requiring dissertation continuation courses in excess of five are only charged $500 per course. The tuition amounts referred to above assume no reductions for transfer credits or scholarships, which many of our students utilize to reduce their total program costs. For example, the average student on our ground traditional campus will pay approximately $8,700 in tuition in the 2017-18 school year after scholarships. Thus, based on the number of transfer credits and the scholarships they receive it is likely that a student will pay less than $35,000 in tuition for a bachelor’s degree on our ground campus. For the years ended December 31, 2017, 2016 and 2015, our revenue was reduced by approximately $196.3 million, $179.2 million and $163.9 million, respectively, as a result of scholarships that we offered to our students. The increase in scholarships reflects our increased revenues and our resulting increased use of scholarships, especially academic scholarships, to attract high performing students to our ground traditional campus.

Revenue per student for the year ended December 31, 2017 increased over 2016 primarily due to the enrollment growth and due to an increase in ancillary revenues resulting from the increased traditional student enrollment (e.g. housing, food services, etc.). The increase in revenue per student between years is primarily due to a higher percentage of students residing on campus resulting in higher room and board related revenue as compared to the prior year. When factoring in room, board, and fees, the revenue per student is higher for these students than for our working adult students. We did not raise tuition in any of our programs for our 2016-2017 and 2017-2018 academic years and have not raised our tuition for our traditional ground program in nine years. A tuition increase of approximately 1% was implemented for the majority of online programs in September 2015. This reflects a concerted effort to control tuition pricing for students so that debt levels assumed by our students are reasonable. Tuition increases have not historically been, and may not in the future be, consistent across our programs due to market conditions and differences in operating costs of individual programs.

We derive a majority of our net revenues from tuition financed by the Title IV programs. For the years ended December 31, 2017, 2016 and 2015, we derived cash receipts equal to approximately 71.5%, 72.3%, and 74.8%, respectively, of our net revenues from Title IV programs. Our students also may rely on scholarships, personal savings, private loans, and employer tuition reimbursements to pay a portion of their tuition and related expenses.

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

We believe that the following critical accounting policies involve our more significant judgments and estimates used in the preparation of our consolidated financial statements:

Revenue recognition. Net revenues consist primarily of tuition and fees derived from courses taught by us online, at our over 275 acre campus in Phoenix, Arizona, and at facilities we lease or those of employers, as well as from related educational resources such as access to online materials. Tuition revenue and most fees and related educational resources are recognized pro-rata over the applicable period of instruction, net of scholarships awarded by us. Generally, we will refund all or a portion of tuition already paid pursuant to our refund policy, dependent upon length of course and modality and subject to certain state specific refund requirements. If a student withdraws at a time when only a portion, or none of the tuition is refundable, then in accordance with its revenue recognition policy, the University continues to recognize the tuition that was not refunded pro-rata over the applicable period of instruction. However, for students that have taken out financial aid to pay their tuition and for which a return to Title IV is required as a result of his or her withdrawal, the University recognizes revenue after a student withdraws only at the time of cash collection. Sales tax collected from students is excluded from net revenues. We also charge online students an upfront learning management fee, which is deferred and recognized over the average expected term of a student. Costs that are direct and incremental to new online students are also deferred and recognized ratably over the average expected term of a student. Deferred revenue and student deposits in any period represent the excess of tuition, fees and other student payments received as compared to amounts recognized as revenue on the statement of operations and are reflected as current liabilities in the accompanying balance sheet. Our educational programs have starting and ending dates that differ from our quarters. Therefore, at the end of each fiscal quarter, a portion of revenue from these programs is not yet earned. Other revenues may be recognized as sales occur or services are performed.

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

Income taxes. We recognize the amount of taxes payable or refundable for the current year and deferred tax assets and liabilities for future tax consequences of events that have been recognized in our consolidated financial statements or tax returns. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which the temporary differences are expect to be realized. Our deferred tax assets are subject to periodic recoverability assessments. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount that more likely than not will be realized. Realization of the deferred tax assets is principally dependent upon achievement of projected future taxable income offset by deferred tax liabilities. We evaluate the realizability of the deferred tax assets annually. Since becoming a taxable corporation in August 2005, we have not recorded any valuation allowances to date on our deferred income tax assets. We evaluate and account for uncertain tax positions using a two-step approach. Recognition occurs when we conclude that a tax position based solely on its technical merits, is more-likely-than-not to be sustained upon examination. Measurement determines the amount of benefit that is greater than 50% likely to be realized upon the ultimate settlement with a taxing authority that has full knowledge of the facts. Derecognition of a tax position that was previously recognized occurs when we determine that a tax position no longer meets the more-likely-than-not threshold of being sustained upon examination. As of December 31, 2017 and 2016, the University has reserved approximately $2,008 and $1,981, respectively, for uncertain tax positions, including interest and penalties.

Results of Operations

The following table sets forth statements of operations data as a percentage of net revenue for each of the periods indicated:

	Year Ended December 31,
	2017	2016	2015
Net revenue	100.0%	100.0%	100.0%
Costs and expenses
Instructional costs and services	42.2	42.7	42.4
Admissions advisory and related	13.2	13.7	14.5
Advertising	10.1	10.1	9.8
Marketing and promotional	1.0	1.0	0.9
General and administrative	4.5	4.9	5.4
Lease termination costs	0.0	0.4	0.0

Total costs and expenses	71.0	72.8	73.0

Operating income	29.0	27.2	27.0
Interest expense	(0.2)	(0.2)	(0.2)
Interest income and other	0.3	0.0	0.0

Income before income taxes	29.1	27.0	26.9
Income tax expense	8.2	10.0	10.0

Net income	20.9	17.0	16.9

Year Ended December 31, 2017 Compared to Year Ended December 31, 2016

Net revenue. Our net revenue for the year ended December 31, 2017 was $974.1 million, an increase of $100.8 million, or 11.5%, as compared to net revenue of $873.3 million for the year ended December 31, 2016. This increase was primarily due to an increase in online and ground enrollment and, to a lesser extent, an increase in room and board and other student fees, partially offset by an increase in institutional scholarships. We have not raised our tuition for our traditional ground programs in nine years and we have not raised tuition for our working adult students since September 2015. End-of-period enrollment increased 10.2% between December 31, 2017 and 2016, as ground enrollment increased 9.2% and online enrollment increased 10.5% over the prior year. The majority of the ground enrollment growth between years is due to an increase in the number of residential students at our ground traditional campus in Phoenix, Arizona. We attribute the growth in our enrollment between years to our increasing brand recognition and the value proposition we believe we provide to students and their parents. Although our online enrollment continues to grow, as the proportion of traditional colleges and universities providing alternative learning modalities increases, we will face increasing competition for working adult students from such institutions, including those with well-established reputations for excellence. The increase in revenue per student between years is primarily due to the enrollment growth and due to an increase in ancillary revenues resulting from the increased traditional student enrollment (e.g. housing, food, etc.). The increase in revenue per student between years is primarily due to a higher percentage of students residing on campus resulting in higher room and board related revenue as compared to the prior year. When factoring in room, board and fees, the revenue per student is higher for these students than for our working adult students.

Instructional costs and services expenses. Our instructional costs and services expenses for the year ended December 31, 2017 were $410.8 million, an increase of $37.7 million, or 10.1%, as compared to instructional costs and services expenses of $373.1 million for the year ended December 31, 2016. This increase was primarily due to increases in employee compensation and related expenses including share-based compensation, faculty compensation, depreciation and amortization and occupancy expense including disposals, dues, fees, subscriptions and instructional supplies, and other instructional costs and services of $11.4 million, $10.3 million, $9.6 million, $4.6 million and $1.8 million, respectively. The increase in employee compensation and related expenses and faculty compensation are primarily due to the increase in the number of staff to support the increasing number of students attending the University, tenure adjustments, and increased benefit costs between years. In addition, we continue to increase our full-time faculty between years. The increase in depreciation, amortization and occupancy costs including fixed asset disposals is the result of our placing into service additional buildings to support the growing number of students. In addition, during the third quarter of 2017 we wrote-off the remaining book value of two buildings that will be replaced by a new classroom building that is needed for Fall 2018. The increase in dues, fees, subscriptions and instructional supplies is primarily due to higher food and other expenses as a result of the increased ancillary revenues and a higher number of residential students, and increased licensing fees related to educational resources. Our instructional costs and services expenses as a percentage of net revenue decreased by 0.5% to 42.2% for the year ended December 31, 2017, as compared to 42.7% for the year ended December 31, 2016 due to our ability to leverage our instructional costs and services expenses across an increasing revenue base, partially offset by depreciation and amortization increasing as a percentage of net revenues. Bad debt expense decreased by 0.2% to 1.9% for the year ended December 31, 2017, as compared to 2.1% for the year ended December 31, 2016 due to improved collections.

Admissions advisory and related expenses. Our admissions advisory and related expenses for the year ended December 31, 2017 were $128.5 million, an increase of $9.2 million, or 7.8%, as compared to admissions advisory and related expenses of $119.3 million for the year ended December 31, 2016. This increase was primarily due to increases in employee compensation and related expenses including share-based compensation of $9.2 million, as a result of tenure adjustments and increased benefit costs between years. Our admissions advisory and related expenses as a percentage of net revenue decreased by 0.5% to 13.2% for the year ended December 31, 2017, from 13.7% for the year ended December 31, 2016 primarily due to our ability to leverage our admissions advisory personnel across an increasing revenue base. Although we are hopeful that we will continue to see leverage of our admissions advisory personnel, we do not anticipate the leverage in future years will be as significant as in 2017.

Advertising expenses. Our advertising expenses for the year ended December 31, 2017 were $98.6 million, an increase of $10.4 million, or 11.9%, as compared to advertising expenses of $88.2 million for the year ended December 31, 2016. This increase was primarily due to increased digital media and branding advertising. Our advertising expenses as a percentage of net revenue stayed flat at 10.1% for both of the years ended December 31, 2017 and 2016 as our advertising spend to increase brand awareness was in line with our increasing revenue base. We plan to continue to increase our advertising spend on brand awareness in 2018. We plan to continue to increase our advertising spend on brand awareness in 2018 to counter the increased advertising of our competitors.

Marketing and promotional expenses. Our marketing and promotional expenses for the year ended December 31, 2017 were $9.6 million, an increase of $0.7 million, or 8.7%, as compared to marketing and promotional expenses of $8.9 million for the year ended December 31, 2016. Our marketing and promotional expenses as a percentage of net revenue stayed flat at 1.0% for both of the years ended December 31, 2017 and 2016.

General and administrative expenses. Our general and administrative expenses for the year ended December 31, 2017 were $43.8 million, an increase of $0.6 million, or 1.2%, as compared to general and administrative expenses of $43.2 million for the year ended December 31, 2016. This increase was primarily due to increases in employee compensation and related expenses including share-based compensation, and increased depreciation and occupancy costs of $2.7 million and $0.5 million, respectively. The increase in employee compensation and related expenses are primarily due to the increase in the number of staff to support the increasing number of students attending the University, and increased benefit costs between years. These increases were partially offset by lower contributions to private school tuition organizations in lieu of state income taxes, and lower legal, audit and insurance costs and other general administrative expenses of $2.0 million and $0.6 million, respectively. During 2017 and 2016 our contributions to private school tuition organizations in lieu of state income taxes were $2.0 million and $4.0 million, respectively. Our general and administrative expenses as a percentage of net revenue decreased by 0.4% to 4.5% for the year ended December 31, 2017, from 4.9% for the year ended December 31, 2016 due to the lower contributions made in lieu of state income taxes and our ability to leverage our general and administrative expenses across an increasing revenue base.

Lease termination costs. In July 2016, we notified a current landlord of our intent to vacate leased space by the fourth quarter of 2016. As a result, we were required to pay a termination fee to terminate the lease resulting in $3.4 million of expense in the third quarter of 2016. Additionally in the fourth quarter of 2016, we completed our relocation of our employees to the new buildings and as a result expensed $0.1 million related to impaired assets from leased space no longer occupied by our employees.

Interest expense. Our interest expense for the year ended December 31, 2017 was $2.2 million, an increase of $0.9 million, as compared to interest expense of $1.3 million for the year ended December 31, 2016. This increase was primarily due to lower capitalized interest as compared to the prior year due to a decrease in capital spending in 2017, partially offset by the decrease in the average balance of our loan facility. Our interest expense stayed flat as a percentage of net revenue at 0.2% for the years ended December 31, 2017 and 2016.

Interest income and other. Our interest income and other for the year ended December 31, 2017 was $2.9 million, an increase of $2.7 million, as compared to interest income and other of $0.2 million for the year ended December 31, 2016. Interest income was higher in 2017 as compared to 2016 primarily due to higher average investment balances between years. In addition, included in interest income and other in 2017 is our proportional share of equity income of $0.7 million related to our former ownership interest in LoudCloud, and in 2016 an impairment charge on an investment of $2.5 million.

Income tax expense. Income tax expense for the year ended December 31, 2017 was $80.2 million, a decrease of $7.4 million from $87.6 million for the year ended December 31, 2016. Our effective tax rate was 28.3% in 2017, a significant decrease from 37.1% in 2016. This decrease was primarily due to the adoption of the share-based compensation standard in the first quarter of 2017, which resulted in the recognition of excess tax benefits of $16.5 million from share-based compensation awards that vested or settled in 2017 in the consolidated income statement. The inclusion of excess tax benefits and deficiencies as a component of our income tax expense will increase volatility within our provision for income taxes as the amount of excess tax benefits or deficiencies from share-based compensation awards are dependent on our stock price at the date the restricted awards vest, our stock price on the date an option is exercised, and the quantity of options exercised. In addition, as a result of the Tax Cuts and Jobs Act (the “Act”) which was signed into law on December 22, 2017, we revalued our deferred tax assets and liabilities due to the reduced corporate federal tax rate. The Act reduces the corporate federal tax rate from a maximum of 35% to a flat 21% rate effective January 1, 2018. The University’s net deferred tax liability was revalued as of December 22, 2017 and the University recorded a $10.7 million income tax benefit related to the revaluation of its deferred tax assets and liabilities. These decreases were slightly offset by a decrease in the contributions made in lieu of state income taxes to school sponsoring organizations. Our contributions decreased from $4.0 million in 2016 to $2.0 million in 2017. Excluding the revaluation of the deferred tax assets and liabilities recorded in 2017, our effective income tax rate would have been 32.1%.

Net income. Our net income for the year ended December 31, 2017 was $203.3 million, an increase of $54.8 million, as compared to $148.5 million for the year ended December 31, 2016, due to the factors discussed above.

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

Liquidity, Capital Resources, and Financial Position

Liquidity. During 2017, we financed our operating activities and capital expenditures primarily through cash provided by operating activities. Our unrestricted cash, cash equivalents and investments were $242.7 million at December 31, 2017 and our restricted cash and cash equivalents were $94.5 million. In December 2012, we entered into a new credit agreement, which increased our term loan to $100 million with a maturity date of December 2019. Additionally, this facility, as amended in January 2016, provided a revolving line of credit in the amount of $150 million through December 2017 to be utilized for working capital, capital expenditures and other general corporate purposes. Indebtedness under the credit facility is secured by our assets and is guaranteed by certain of our subsidiaries. We did not renew our revolving line of credit at December 31, 2017 as we do not need this additional liquidity at this time.

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

Since the approval of the initial share repurchase plan, the University has purchased 3.5 million shares of common stock at an aggregate cost of $77.3 million, which includes 17,230 shares of common stock at an aggregate cost of $1.5 million during the year ended December 31, 2017. At December 31, 2017, there remains $97.7 million available under our current share repurchase authorization.

Cash Flows

Operating Activities. Net cash provided by operating activities for the years ended December 31, 2017, 2016 and 2015 was $304.9 million, $237.8 million and $185.1 million, respectively. Cash provided by operations in 2017, 2016 and 2015 resulted from our increased net income plus non-cash charges for provision for bad debts, depreciation and amortization, timing of income tax and employee related payments and student deposits and changes in other working capital.

Investing Activities. Net cash used in investing activities was $152.1 million, $216.0 million, and $200.9 million for the years ended December 31, 2017, 2016, and 2015, respectively. Our cash used in investing activities is primarily related to the purchase of short-term investments and capital expenditures, partially offset by proceeds from the sale or maturity of short-term investments. Purchases of short-term investments, net of proceeds of these investments, was $28.8 million for the year ended December 31, 2017. Proceeds from investment, net of purchases of short-term investments, was $20.8 million and $17.4 million during the years ended December 31, 2016 and 2015, respectively. Capital expenditures were $113.6 million, $178.3 million and $204.7 million for the years ended December 31, 2017, 2016, and 2015, respectively. In 2017, capital expenditures primarily consisted of the construction of an additional dormitory, other ground campus building projects and land acquisitions adjacent to our campus to support our growing traditional student enrollment, as well as purchases of computer equipment, other internal use software projects and furniture and equipment to support our increasing employee headcount. Included in off-site development for 2017 is $10.4 million we spent to finish the off-site student services center and parking garage that is in close proximity to our ground traditional campus. Employees that worked in two leased office buildings in the Phoenix area were relocated to this new building by the end of 2016. In 2016, capital expenditures primarily consisted of ground campus building projects that started in late 2015 such as three more apartment style residence halls, a 170,000 square foot classroom building for our College of Science, Engineering and Technology, a student service center, and a fourth parking structure, as well as land purchases adjacent to or near our Phoenix campus, and purchases of computer equipment, other internal use software projects and furniture and equipment to support our increasing employee headcount. Included in off-site development during 2016 is $60.7 million primarily related to an off-site student services center and parking garage that is in close proximity to our ground traditional campus. In 2015, in order to accommodate the continued growth of our traditional ground population, we completed four additional dormitories, a classroom building for our College of Science, Engineering and Technology, and a third parking structure prior to the 2015/2016 school year and started construction on all the construction projects completed in 2016, as well as land purchases adjacent to or near our Phoenix campus, and purchases of computer equipment, other internal use software projects and furniture and equipment to support our increasing employee headcount. Included in off-site development during 2015 is $10.0 million we spent to revitalize what was formerly known as the Maryvale Golf Course under a partnership agreement with the City of Phoenix. The golf course is now known as Grand Canyon University Championship golf course. Also, in late 2015, we commenced construction on the off-site office building and parking garage that is in close proximity to our ground traditional campus.

Financing Activities. Net cash used in financing activities was $35.7 million for the year ended December 31, 2017. Net cash provided by financing activities was $10.7 million for the year ended December 31, 2016. Net cash used in financing activities was $18.9 million for the year ended December 31, 2015. During 2017, $25.0 million was used to repay our revolving line of credit, $1.5 million was used to purchase treasury stock in accordance with the University’s share repurchase program and $9.8 million was used to purchase common shares withheld in lieu of income taxes resulting from restricted share awards while principal payments on notes payable and capital leases totaled $6.8 million, partially offset by proceeds from the exercise of stock options of $7.4 million.    During 2016, net cash provided by financing activities consisted of net proceeds received from the revolving line of credit of $25.0 million and proceeds from the exercise of stock options of $13.2 million, partially offset by $15.4 million used to purchase treasury stock in accordance with the University’s share repurchase program and $4.7 million used to purchase common shares withheld in lieu of income taxes resulting from restricted share awards and principal payments on notes payable, repayments on our notes payable and capital lease payments totaled $7.2 million. During 2015, $11.3 million was used to purchase treasury stock in accordance with the University’s share repurchase program and $4.3 million was used to purchase common shares withheld in lieu of income taxes resulting from restricted share awards while principal payments on notes payable and capital leases totaled $6.8 million, partially offset by proceeds from the exercise of stock options of $3.5 million.

Contractual Obligations

The following table sets forth, as of December 31, 2017, the aggregate amounts of our significant contractual obligations and commitments with definitive payment terms due in each of the periods presented (in millions):

		Payments Due by Period
	Total	Less than 1 Year	2-3 Years	4-5 Years	More than 5 Years
Long term notes payable(1)	$66.6	$6.7	$59.9	$0.0	$0.0
Capital lease obligations	0.3	0.2	0.1	0.0	0.0
Purchase obligations(2)	83.4	76.6	5.0	1.8	0.0
Operating lease obligations(3)	2.4	1.1	0.8	0.5	0.0

Total contractual obligations	$152.7	$84.6	$65.8	$2.3	$0.0

(1)	See Note 6, “Notes Payable and Other Noncurrent Liabilities,” to our consolidated financial statements, included in Item 8, Consolidated Financial Statements and Supplementary Data, for a discussion of our long term notes payable and other obligations.
(2)	Represents unconditional purchase obligations and other obligations. Amount consists primarily of construction agreements for construction in progress on our ground traditional campus.

(3)	See Note 7, “Commitments and Contingencies,” to our consolidated financial statements, included in Item 8, Consolidated Financial Statements and Supplementary Data, for a discussion of our operating lease obligations.

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

Impact of inflation. We believe that inflation has not had a material impact on our results of operations for the years ended December 31, 2017, 2016, or 2015. There can be no assurance that future inflation will not have an adverse impact on our operating results and financial condition.

Market risk. On February 27, 2013 we entered into an interest rate corridor to manage our 30-day LIBOR interest exposure from variable rate debt, which matures in December 2019. The corridor instrument, which hedges variable interest rate risk starting March 1, 2013 through December 20, 2019 with a notional amount of $66.7 million as of December 31, 2017, permits us to hedge our interest rate risk at several thresholds. Under this arrangement, in addition to the credit spread, we will pay variable interest rates based on the 30-day LIBOR rates monthly until that index reaches 1.5%. If 30-day LIBOR is equal to 1.5% through 3.0%, we will continue to pay 1.5%. If the 30-day LIBOR exceeds 3.0%, we will pay actual 30-day LIBOR less 1.5%.

Except with respect to the foregoing, we have no derivative financial instruments or derivative commodity instruments. We invest cash in excess of current operating requirements in short term certificates of deposit and money market instruments, municipal bond portfolios, or municipal mutual funds at multiple financial institutions.

Interest rate risk. We manage interest rate risk through the instruments noted above and by investing excess funds in cash equivalents, BBB or higher rated municipal bonds and municipal mutual funds bearing variable interest rates, which are tied to various market indices or individual bond coupon rates. Our future investment income may fall short of expectations due to changes in interest rates or we may suffer losses in principal if we are forced to sell securities before their maturity date that have declined in market value due to changes in interest rates. At December 31, 2017, a 10% increase or decrease in interest rates would not have a material impact on our future earnings, fair values, or cash flows.

Item 8.	Consolidated Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

The Stockholders and Board of Directors

Grand Canyon Education, Inc.:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Grand Canyon Education, Inc. and subsidiaries (the “Company”) as of December 31, 2017 and 2016, the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2017, and the related notes (collectively, the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2017, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 21, 2018, expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

Change in Accounting Principle

As discussed in Note 2 to the consolidated financial statements, the Company has elected to change its method of accounting for restricted cash in 2017, 2016, and 2015 due to the adoption of Accounting Standards Update 2016-18, Restricted Cash. In addition, as discussed in Note 2 to the consolidated financial statements, the Company has elected to change its method of accounting for the tax benefits associated with equity compensation in 2017 due to the adoption of Accounting Standards Update 2016-09, Improvements to Employee Share-Based Payment Accounting.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ KPMG LLP

We have served as the Company’s auditor since 2012.

Phoenix, Arizona

February 21, 2018

Grand Canyon Education, Inc.

Consolidated Balance Sheets

	As of December 31,
(In thousands, except par value)	2017	2016
ASSETS:
Current assets
Cash and cash equivalents	$153,474	$45,976
Restricted cash and cash equivalents	94,534	84,931
Investments	89,271	62,596
Accounts receivable, net	10,908	9,538
Income taxes receivable	2,086	4,686
Other current assets	24,589	22,341

Total current assets	374,862	230,068
Property and equipment, net	922,284	855,528
Prepaid royalties	2,763	3,059
Goodwill	2,941	2,941
Other assets	723	897

Total assets	$1,303,573	$1,092,493

LIABILITIES AND STOCKHOLDERS’ EQUITY:
Current liabilities
Accounts payable	$29,139	$24,824
Accrued compensation and benefits	23,173	19,697
Accrued liabilities	20,757	21,283
Income taxes payable	16,182	2,734
Student deposits	95,298	85,881
Deferred revenue	46,895	40,739
Current portion of notes payable	6,691	31,636

Total current liabilities	238,135	226,794
Other noncurrent liabilities	1,200	1,689
Deferred income taxes, non-current	18,362	23,708
Notes payable, less current portion	59,925	66,616

Total liabilities	317,622	318,807

Commitments and contingencies
Stockholders’ equity
Preferred stock, $0.01 par value, 10,000 shares authorized; 0 shares issued and outstanding at December 31, 2017 and 2016	—	—
Common stock, $0.01 par value, 100,000 shares authorized; 52,277 and 51,509 shares issued and 48,125 and 47,559 shares outstanding at December 31, 2017 and 2016, respectively	523	515
Treasury stock, at cost, 4,152 and 3,950 shares of common stock at December 31, 2017 and 2016, respectively	(100,694)	(89,394)
Additional paid-in capital	232,670	212,559
Accumulated other comprehensive loss	(724)	(910)
Retained earnings	854,176	650,916

Total stockholders’ equity	985,951	773,686

Total liabilities and stockholders’ equity	$1,303,573	$1,092,493

The accompanying notes are an integral part of these consolidated financial statements.

Grand Canyon Education, Inc.

Consolidated Income Statements

	Year Ended December 31,
(In thousands, except per share amounts)	2017	2016	2015
Net revenue	$974,134	$873,344	$778,200
Costs and expenses:
Instructional costs and services	410,840	373,101	329,651
Admissions advisory and related	128,544	119,286	112,572
Advertising	98,608	88,152	76,229
Marketing and promotional	9,629	8,860	7,287
General and administrative	43,759	43,219	42,100
Lease termination costs	—	3,523	—

Total costs and expenses	691,380	636,141	567,839

Operating income	282,754	237,203	210,361
Interest expense	(2,169)	(1,328)	(1,248)
Interest income and other	2,943	249	(106)

Income before income taxes	283,528	236,124	209,007
Income tax expense	80,209	87,610	77,596

Net income	$203,319	$148,514	$131,411

Earnings per share:
Basic income per share	$4.31	$3.22	$2.86

Diluted income per share	$4.22	$3.15	$2.78

Basic weighted average shares outstanding	47,140	46,083	45,975

Diluted weighted average shares outstanding	48,235	47,121	47,281

The accompanying notes are an integral part of these consolidated financial statements.

Grand Canyon Education, Inc.

Consolidated Statements of Comprehensive Income

	Year Ended December 31,
(In thousands)	2017	2016	2015
Net income	$203,319	$148,514	$131,411
Other comprehensive income (loss), net of tax:
Unrealized gains (losses) on hedging derivatives, net of taxes of $6, $94, and $230 for the years ended December 31, 2017, 2016 and 2015, respectively	11	(151)	(372)
Unrealized gains (losses) on available for sale securities, net of taxes of $108, $168 and $50 for the years ended December 31, 2017, 2016 and 2015, respectively	175	(270)	(82)

Comprehensive income	$203,505	$148,093	$130,957

The accompanying notes are an integral part of these consolidated financial statements.

Grand Canyon Education, Inc.

Consolidated Statements of Stockholders’ Equity

(In thousands)

	Common Stock		Treasury Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total
	Shares	Amount	Shares	Amount
Balance at December 31, 2014	49,746	$497	3,002	$(53,770)	$158,549	$(35)	$370,991	$476,232
Comprehensive income	—	—	—	—	—	(454)	131,411	130,957
Common stock purchased for treasury	—	—	288	(11,279)	—	—	—	(11,279)
Share-based compensation	324	3	94	(4,283)	11,269	—	—	6,989
Restricted shares forfeited	—	—	27	—	—	—	—	—
Exercise of stock options	218	3	—	—	3,486	—	—	3,489
Excess tax benefits	—	—	—	—	3,863	—	—	3,863

Balance at December 31, 2015	50,288	503	3,411	(69,332)	177,167	(489)	502,402	610,251
Comprehensive income	—	—	—	—	—	(421)	148,514	148,093
Common stock purchased for treasury	—	—	416	(15,367)	—	—	—	(15,367)
Share-based compensation	275	3	114	(4,695)	12,273	—	—	7,581
Restricted shares forfeited	—	—	9	—	—	—	—	—
Exercise of stock options	946	9	—	—	13,198	—	—	13,207
Excess tax benefits	—	—	—	—	9,921	—	—	9,921

Balance at December 31, 2016	51,509	515	3,950	(89,394)	212,559	(910)	650,916	773,686
Cumulative effect from the adoption of accounting pronouncements, net of taxes	—	—	—	—	59	—	(59)	—
Comprehensive income	—	—	—	—	—	186	203,319	203,505
Common stock purchased for treasury	—	—	17	(1,510)	—	—	—	(1,510)
Share-based compensation	192	2	151	(9,790)	12,686	—	—	2,898
Restricted shares forfeited	—	—	34	—	—	—	—	—
Exercise of stock options	576	6	—	—	7,366	—	—	7,372

Balance at December 31, 2017	52,277	$523	4,152	$(100,694)	$232,670	$(724)	$854,176	$985,951

The accompanying notes are an integral part of these consolidated financial statements.

Grand Canyon Education, Inc.

Consolidated Statements of Cash Flows

	Year Ended December 31,
(In thousands)	2017	2016	2015
Cash flows provided by operating activities:
Net income	$203,319	$148,514	$131,411
Adjustments to reconcile net income to net cash provided by operating activities:
Share-based compensation	12,688	12,276	11,257
Provision for bad debts	18,478	18,639	16,620
Depreciation and amortization	54,228	45,683	35,675
Deferred income taxes	(5,160)	8,432	4,576
Other, including fixed asset impairments	3,883	1,161	3,713
Changes in assets and liabilities:
Accounts receivable	(19,848)	(20,598)	(17,139)
Prepaid expenses and other	(2,399)	(1,715)	(2,525)
Accounts payable	5,378	(4,793)	5,002
Accrued liabilities	3,079	6,743	(5,500)
Income taxes receivable/payable	16,048	11,892	(4,965)
Deferred rent	(369)	(475)	(1,211)
Deferred revenue	6,156	2,863	1,008
Student deposits	9,417	9,139	7,158

Net cash provided by operating activities	304,898	237,761	185,080

Cash flows used in investing activities:
Capital expenditures	(113,586)	(178,292)	(204,718)
Purchases of land, building and golf course improvements related to off-site development	(10,368)	(60,727)	(13,583)
Proceeds received from note receivable	—	501	—
Return of equity method investment	685	1,749	—
Purchases of investments	(94,054)	(49,157)	(48,122)
Proceeds from sale or maturity of investments	65,259	69,925	65,542

Net cash used in investing activities	(152,064)	(216,001)	(200,881)

Cash flows (used in) provided by financing activities:
Principal payments on notes payable and capital lease obligations	(6,805)	(7,224)	(6,784)
Debt issuance costs	—	(194)	—
Net borrowings from revolving line of credit	(25,000)	25,000	—
Repurchase of common shares including shares withheld in lieu of income taxes	(11,300)	(20,062)	(15,562)
Net proceeds from exercise of stock options	7,372	13,207	3,489

Net cash (used in) provided by financing activities	(35,733)	10,727	(18,857)

Net increase (decrease) in cash and cash equivalents and restricted cash	117,101	32,487	(34,658)
Cash and cash equivalents and restricted cash, beginning of year	130,907	98,420	133,078

Cash and cash equivalents and restricted cash, end of year	$248,008	$130,907	$98,420

Supplemental disclosure of cash flow information
Cash paid during the year for interest	$2,252	$1,220	$1,244
Cash paid during the year for income taxes	$69,606	$66,206	$75,587
Supplemental disclosure of non-cash investing and financing activities
Purchases of property and equipment included in accounts payable	$6,682	$7,746	$13,277
Purchases of equipment though capital lease obligations	$—	$—	$1,156
Shortfall tax expense from share-based compensation	$—	$260	$26
Tax benefit of Spirit warrant intangible	$—	$253	$253

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

The University is a comprehensive regionally accredited university that offers over 225 graduate and undergraduate degree programs, emphases and certificates across nine colleges both online and on ground at our over 275 acre campus in Phoenix, Arizona, at leased facilities and at facilities owned by third party employers. Our undergraduate programs are designed to be innovative and to meet the future needs of employers, while providing students with the needed critical thinking and effective communication skills developed through a Christian, liberal arts foundation. We offer master’s and doctoral degrees in contemporary fields that are designed to provide students with the capacity for transformational leadership in their chosen industry, emphasizing the immediate relevance of theory, application, and evaluation to promote personal and organizational change. The University is accredited by the Higher Learning Commission. The University’s wholly owned subsidiaries are primarily used to facilitate expansion of the University campus.

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

Investments

The University considers its investments in municipal bond, mutual funds, municipal securities and certificates of deposit as available-for-sale securities. Available-for-sale securities are carried at fair value, determined using Level 1 and Level 2 of the hierarchy of valuation inputs, with the use of quoted market prices and inputs other than quoted prices that are observable for the assets, with unrealized gains and losses, net of tax, reported as a separate component of other comprehensive income. Unrealized losses considered to be other-than-temporary are recognized currently in earnings. Amortization of premiums, accretion of discounts, interest and dividend income and realized gains and losses are included in interest and other income.

Grand Canyon Education, Inc.

Notes to Consolidated Financial Statements

(In thousands, except per share data)

Property and Equipment

Property and equipment are recorded at cost less accumulated depreciation. Depreciation is computed using the straight-line method. Normal repairs and maintenance are expensed as incurred. Expenditures that materially extend the useful life of an asset are capitalized. Construction in progress represents items not yet placed in service and are not depreciated. Internally developed software represents qualifying salary and consulting costs for time spent on developing internal use software and is included in construction in progress until its completion. The University capitalizes interest using its interest rates on the specific borrowings used to finance the improvements, which approximated 2.8% in 2017, 2.2% in 2016, and 1.9% in 2015. Interest cost capitalized and incurred in the years ended December 31, 2017, 2016, and 2015 are as follows:

	Year Ended December 31,
	2017	2016	2015
Interest incurred	$2,656	$2,538	$1,962
Interest capitalized	487	1,210	714

Interest expense	$2,169	$1,328	$1,248

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

Share-Based Compensation

The University measures and recognizes compensation expense for share-based payment awards made to employees and directors. The fair value of the University’s restricted stock awards is based on the market price of its common stock on the date of grant. Stock-based compensation expense related to restricted stock grants is expensed over the vesting period using the straight-line method for University employees and the University’s board of directors. Starting January 1, 2017 with the adoption of the share-based compensation accounting standard, the University made an accounting policy election to account for forfeitures as they occur, prior to 2017 these forfeitures were estimated and reported net of the expense. See Note 2, Accounting Pronouncements Adopted in 2017.

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

Fair Value of Financial Instruments

The carrying value of cash and cash equivalents, accounts receivable, note receivable, accounts payable, accrued compensation and benefits and accrued liabilities approximate their fair value based on the liquidity or the short-term maturities of these instruments. The carrying value of notes payable approximate fair value based on its variable rate index. The carrying value of notes payable approximate fair value based upon market interest rates available to the University for debt of similar risk and maturities. Derivative financial instruments are carried at fair value, determined using Level 2 of the hierarchy of valuation inputs as defined in the FASB Accounting Standards Codification (“Codification”), with the use of inputs other than quoted prices that are observable for the asset or liability. See Note 8, Derivative Instruments.

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

The University applies a more-likely-than-not threshold for financial statement recognition and measurement of an uncertain tax position taken or expected to be taken in a tax return. The University recognizes interest and penalties related to uncertain tax positions in income tax expense. As of December 31, 2017 and 2016, the University has reserved approximately $2,008 and $1,981, respectively, for uncertain tax positions, including interest and penalties, which is classified within accrued liabilities on the accompanying consolidated balance sheet.

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

Revenue Recognition

Net revenues consist primarily of tuition and fees derived from courses taught by the University online, at its over 275 acre campus in Phoenix, Arizona, and at facilities it leases or those of employers, as well as from related educational resources that the University provides to its students, such as access to online materials. Tuition revenue and most fees from related educational resources are recognized pro-rata over the applicable period of instruction, net of scholarships provided by the University. For the years ended December 31, 2017, 2016 and 2015, the University’s revenue was reduced by approximately $196,334, $179,230 and $163,893, respectively, as a result of scholarships that the University offered to students. The University maintains an institutional tuition refund policy, which provides for all or a portion of tuition to be refunded if a student withdraws during stated refund periods. Certain states in which students reside impose separate, mandatory refund policies, which override the University’s policy to the extent in conflict. If a student withdraws at a time when only a portion, or none of the tuition is refundable, then in accordance with its revenue recognition policy, the University continues to recognize the tuition that was not refunded pro-rata over the applicable period of instruction. However, for students that have taken out financial aid to pay their tuition and for which a return to Title IV is required as a result of his or her withdrawal, the University recognizes revenue after a student withdraws only at the time of cash collection. Sales tax collected from students is excluded from net revenues. Collected but unremitted sales tax is included as an accrued liability in our consolidated balance sheet. The University also charges online students an upfront learning management fee, which is deferred and recognized over the average expected term of a student. Costs that are direct and incremental to new online students are also deferred and recognized ratably over the average expected term of a student. Deferred revenue and student deposits in any period represent the excess of tuition, fees, and other student payments received as compared to amounts recognized as revenue on the consolidated income statement and are reflected as current liabilities in the accompanying consolidated balance sheets. The University’s educational programs have starting and ending dates that differ from its fiscal quarters. Therefore, at the end of each fiscal quarter, a portion of revenue from these programs is not yet earned. Other revenues may be recognized as sales occur or services are performed.

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

Concentration of Credit Risk

The University believes the credit risk related to cash equivalents and investments is limited due to its adherence to an investment policy that required investments to have a minimum BBB rating, depending on the type of security, by one major rating agency at the time of purchase. All of the University’s cash equivalents and investments as of December 31, 2017 and 2016 consist of investments rated BBB or higher by at least one rating agency. Additionally, the University utilizes more than one financial institution to conduct initial and ongoing credit analysis on its investment portfolio to monitor and lower the potential impact of market risk associated with its cash equivalents and investment portfolio.

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

The University adopted the provisions of the standard impacting the cash flow presentation retrospectively, and accordingly, to conform to the current period presentation, we reclassified $9,928 and $3,636 of excess tax benefits which had been included as a financing activity to an operating activity for the years ended December 31, 2016 and 2015, respectively, in our consolidated statement of cash flows. The presentation requirement for cash flows related to employee taxes paid for withheld shares had no impact on our consolidated statement of cash flows since such cash flows have historically been presented as a financing activity.

Adoption of the provision of the new standard related to income taxes was adopted prospectively and resulted in a reduction to our provision for income taxes of $16,511 for the year ended December 31, 2017, due to the recognition of excess tax benefits from restricted stock awards that vested or stock options that were exercised in 2017. Our restricted stock awards vest in March each year so the excess tax benefits and deficiencies is greatest in the first quarter each year. The inclusion of excess tax benefits and deficiencies as a component of our income tax expense will increase volatility within our provision for income taxes as the amount of excess tax benefits or deficiencies from share-based compensation awards are dependent on our stock price at the date the restricted awards vest, our stock price on the date an option is exercised, and the quantity of options exercised.

In August 2016, the FASB issued a new standard that clarifies how certain cash receipts and cash payments are presented and classified in the consolidated statement of cash flows. The University elected to early adopt this guidance in the first quarter of 2017 on a retrospective basis. There was no reclassification impact of the adoption on our consolidated statement of cash flows for the years ended December 31, 2017, 2016 and 2015, as our historical statements have been presented in accordance with this new guidance.

In November 2016, the FASB issued a new standard that requires restricted cash and cash equivalents to be included with the amount of cash and cash equivalents that are reconciled on the consolidated statement of cash flows. The University elected to early adopt this guidance in the first quarter of 2017 on a retrospective basis, and accordingly, to conform to the current period presentation, we reclassified our restricted cash and cash equivalents to be included in the total of cash and cash equivalents presented at the bottom of our consolidated statement of cash flows for both the beginning and ending periods for our years ended December 31, 2017, 2016 and 2015. As a result, the amount of the change in our net cash provided by operating activities no longer includes the impact of the change in restricted cash and cash equivalents for either period.

The following table summarizes the effects related to the adoption of both accounting standards (share-based compensation and restricted cash and cash equivalents) for the years ended December 31, 2016 and 2015:

Consolidated Statement of Cash Flows Data:

	December 31, 2016		December 31, 2015
	As reported	As adjusted	As reported	As adjusted
Net cash provided by operating activities	$218,286	$237,761	$173,900	$185,080
Net cash provided by (used in) financing activities	$20,655	$10,727	$(15,221)	$(18,857)
Net increase (decrease) in cash and cash equivalents and restricted cash	$22,940	$32,487	$(42,202)	$(34,658)
Cash and cash equivalents and restricted cash, beginning of period	$23,036	$98,420	$65,238	$133,078
Cash and cash equivalents and restricted cash, end of period	$45,976	$130,907	$23,036	$98,420

Grand Canyon Education, Inc.

Notes to Consolidated Financial Statements

(In thousands, except per share data)

Recent Accounting Pronouncements

In May 2014, the FASB issued “Revenue from Contracts with Customers, as amended.” The standard is a comprehensive new revenue recognition model that requires revenue to be recognized in a manner to depict the transfer of goods or services to a customer at an amount that reflects the consideration expected to be received in exchange for those goods or services. The accounting guidance also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgements and changes in judgements and assets recognized from costs incurred to obtain or fulfill a contract. In July 2015, the FASB approved a one-year delay in the effective date. The University will adopt this new standard January 1, 2018 using the modified retrospective method and providing certain additional disclosures as defined within the standard. The University has elected to apply this guidance retrospectively to all contracts at the date of initial application. Management has undertaken a review of contracts and revenue streams for all of our net revenues. The majority of our revenues are related to tuition, net of scholarships, due from our students. Tuition revenues, net of scholarships, are currently recognized pro-rata over the applicable period of instruction which the University believes is consistent with the revenue recognition method required by the new standard. The University will provide expanded disclosures pertaining to revenue recognition in our annual and quarterly filings beginning in the period of adoption. The University will clarify further its receivables, contract assets and contract liabilities reported in its consolidated balance sheets. The University will elect the short-term contract exemption with respect to disclosures associated with its performance obligations as all performance obligations as of the end of any reporting period have original terms of less than a year. Thus, we anticipate the adoption of this standard will not have a material impact on our consolidated financial statements, cash flows or results of operations.

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

In February 2016, the FASB issued “Leases.” The standard establishes a right-of-use (“ROU”) model that requires a lessee to recognize a ROU asset and a lease liability on the balance sheet for all leases with lease terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. This standard is effective for fiscal years, and interim periods within those years, beginning after December 15, 2018, and early adoption is permitted. Accordingly, the standard is effective for us on January 1, 2019 using a modified retrospective transition approach. A modified retrospective transition approach is required for lessees for capital and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available. The University has begun evaluating the impact that the future adoption of this standard will have on our consolidated financial statements and we believe the adoption will slightly increase our assets and liabilities, and will expand our financial statement disclosures.

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

Grand Canyon Education, Inc.

Notes to Consolidated Financial Statements

(In thousands, except per share data)

3. Investments

The following is a summary of investments as of December 31, 2017 and 2016. The University considers all investments as available for sale.

	As of December 31, 2017
	Adjusted Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Estimated Fair Value
Municipal securities	$84,768	$—	$(409)	$84,359
Certificates of Deposit	$4,915	$—	$(3)	$4,912

Total investments	$89,683	$—	$(412)	$89,271

	As of December 31, 2016
	Adjusted Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Estimated Fair Value
Municipal securities	$62,769	$12	$(185)	$62,596

The cash flows of municipal securities are backed by the issuing municipality’s credit worthiness. All municipal securities and certificates of deposit are due in one year or less as of December 31, 2017. For the years ended December 31, 2017 and 2016, the net unrealized losses on available-for-sale securities were $255 and $430, net of taxes, respectively.

4. Valuation and Qualifying Accounts

	Balance at Beginning of Year	Charged to Expense	Deductions (1)	Balance at End of Year
Allowance for doubtful accounts receivable:
Year ended December 31, 2017	$5,918	18,478	(18,489)	$5,907
Year ended December 31, 2016	$5,137	18,639	(17,858)	$5,918
Year ended December 31, 2015	$6,472	16,620	(17,955)	$5,137

(1)	Deductions represent accounts written off, net of recoveries.

5. Property and Equipment

Property and equipment consist of the following:

	As of December 31,
	2017	2016
Land	$160,126	$127,769
Land improvements	25,630	23,158
Buildings	595,384	559,791
Building and leasehold improvements	117,460	105,168
Equipment under capital leases	5,937	5,943
Computer equipment	116,477	108,551
Furniture, fixtures and equipment	63,470	59,300
Internally developed software	36,173	30,407
Other	1,176	1,176
Construction in progress	32,390	19,112

	1,154,223	1,040,375
Less accumulated depreciation and amortization	(231,939)	(184,847)

Property and equipment, net	$922,284	$855,528

Grand Canyon Education, Inc.

Notes to Consolidated Financial Statements

(In thousands, except per share data)

Depreciation and amortization expense associated with property and equipment, including assets under capital lease, totaled $53,607, $44,829, and $34,821 for the years ended December 31, 2017, 2016, and 2015, respectively.

6. Notes Payable and Other Noncurrent Liabilities

In 2012, we entered into a new credit agreement, which increased our term loan to $100,000 with a maturity date of December 2019. Additionally, this facility, as amended in January 2016, provided a revolving line of credit in the amount of $150,000 through December 2017 to be utilized for working capital, capital expenditures, share repurchases and other general corporate purposes. The amendment to this facility increased the revolving line of credit from $50,000 to $150,000. Indebtedness under the credit facility is secured by our assets and is guaranteed by certain of our subsidiaries. The Agreement contains standard covenants that, among other things, restrict the University’s ability to incur additional debt or make certain investments, require the University to maintain compliance with certain applicable regulatory standards, and require the University to achieve certain financial ratios and maintain certain financial condition. As of December 31, 2017, the University is in compliance with its debt covenants. No amounts were drawn on the revolver as of December 31, 2017 and it expired.

	As of December 31,
	2017	2016
Notes Payable
Note payable, monthly payment of $556; interest at 30 day LIBOR plus 1.75% (3.11% at December 31, 2017) through December 31, 2019	$66,477	$73,001
Revolving line of credit; interest at 30 day LIBOR plus 1.75% (2.3% at December 31, 2016)	—	25,000
Annuities; quarterly payments of $34; extending through 2019; interest at 10%	139	251

	66,616	98,252
Less: Current portion	6,691	31,636

	$59,925	$66,616

Payments due under the notes payable obligations are as follows as of December 31, 2017:

2018	$6,691
2019	59,925

$66,616

Long-term deferred rent included in other noncurrent liabilities as of December 31, 2017 and 2016 was $460 and $729, respectively.

7. Commitments and Contingencies

Leases

The University leases certain land, buildings and equipment under non-cancelable operating leases expiring at various dates through 2022. Future minimum lease payments under operating leases due each year are as follows at December 31, 2017:

2018	$1,072
2019	422
2020	412
2021	425
2022	35
Thereafter	—

Total minimum payments	$2,366

Grand Canyon Education, Inc.

Notes to Consolidated Financial Statements

(In thousands, except per share data)

Total rent expense and related taxes and operating expenses under operating leases for the years ended December 31, 2017, 2016 and 2015 was $1,545, $6,694, and $7,759, respectively.

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

Tax Reserves, Non-Income Tax Related

From time to time the University has exposure to various non-income tax related matters that arise in the ordinary course of business. At both December 31, 2017 and 2016, the University has no reserve for tax matters where its ultimate exposure is considered probable and the potential loss can be reasonably estimated.

8. Derivative Instruments

On February 27, 2013, the University entered into an interest rate corridor to manage its 30 Day LIBOR interest exposure related to its variable rate debt. This instrument did not contain financing elements. The contractual terms of the University’s derivative instrument have not been structured such that net payments made by one party in the earlier periods are to be subsequently returned by the counterparty in later periods of the derivative’s term. The University’s derivative instrument has not been amended or modified since inception. The fair value of the interest rate corridor instrument as of December 31, 2017 and 2016 was $509 and $490, respectively, which is included in other assets. The fair value of the derivative instrument was determined using a hypothetical derivative transaction and Level 2 of the hierarchy of valuation inputs. This derivative instrument was originally designated as a cash flow hedge of variable rate debt obligations. The adjustments of $17, $245, and $602 for the years ended December 31, 2017, 2016 and 2015, respectively, for the effective portion of the gain/loss on the derivative is included as a component of other comprehensive income, net of taxes.

The interest rate corridor instrument reduces variable interest rate risk starting March 1, 2013 through December 20, 2019 with a notional amount of $66,667 as of December 31, 2017. The corridor instrument’s terms permit the University to hedge its interest rate risk at several thresholds; the University pays variable interest monthly based on the 30-day LIBOR rates until that index reaches 1.5%. If 30-day LIBOR is equal to 1.5% through 3.0%, the University pays 1.5%. If 30-day LIBOR exceeds 3.0%, the University pays actual 30-day LIBOR less 1.5%. Therefore, the University has hedged its exposure to future variable rate cash flows through December 20, 2019.

As of December 31, 2017 no derivative ineffectiveness was identified. Any ineffectiveness in the University’s derivative instrument designated as a hedge would be reported in interest expense in the income statement. At December 31, 2017, the University does not expect to reclassify any gains or losses on derivative instruments from accumulated other comprehensive income (loss) into earnings during the next 12 months.

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

	Year Ended December 31,
	2017	2016	2015
Denominator:
Basic weighted average shares outstanding	47,140	46,083	45,975
Effect of dilutive stock options and restricted stock	1,095	1,038	1,306

Diluted weighted average shares outstanding	48,235	47,121	47,281

Grand Canyon Education, Inc.

Notes to Consolidated Financial Statements

(In thousands, except per share data)

Diluted weighted average shares outstanding excludes the incremental effect of unvested restricted stock and shares that would be issued upon the assumed exercise of stock options in accordance with the treasury stock method. For each of the years ended December 31, 2017, 2016 and 2015, approximately 2, 344 and 385, respectively, of the University’s stock options and restricted stock awards outstanding were excluded from the calculation of diluted earnings per share as their inclusion would have been anti-dilutive. These options and restricted stock awards could be dilutive in the future.

10. Equity Transactions

Preferred Stock

As of December 31, 2017 and 2016, the University had 10,000 shares of authorized but unissued and undesignated preferred stock. The University’s charter provides that the board of directors has authority to issue preferred stock, with voting powers, designations, preferences, and special rights, qualifications, limitation, or restrictions as permitted by law as determined by the board of directors, without stockholder approval. The board of directors may authorize the issuance of preferred stock with voting or conversion rights that could adversely affect the voting power or other rights of the holders of the common stock.

Treasury Stock

The Board of Directors has authorized the University to repurchase up to $175,000 in aggregate of common stock, from time to time, depending on market conditions and other considerations. The expiration date on the repurchase authorization has been extended to December 31, 2018. Repurchases occur at the University’s discretion. Repurchases may be made in the open market or in privately negotiated transactions, pursuant to the applicable Securities and Exchange Commission rules. The amount and timing of future share repurchases, if any, will be made as market and business conditions warrant. Since its approval of the share repurchase plan, the University has purchased 3,509 shares of common stock at an aggregate cost of $77,292, which are recorded at cost in the accompanying December 31, 2017 consolidated balance sheet and statement of stockholders’ equity. During the year ended December 31, 2017 the University repurchased 17 shares of common stock at an aggregate costs of $1,510. At December 31, 2017, there remained $97,708 available under its current share repurchase authorization. Shares repurchase in lieu of taxes are not included in the repurchase plan totals as they were approved in conjunction with the restricted share awards.

11. Income Taxes

The University has deferred tax assets and liabilities that reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Deferred tax assets are subject to periodic recoverability assessments. Realization of the deferred tax assets, net of deferred tax liabilities is principally dependent upon achievement of projected future taxable income. Based upon the level of historical taxable income and projections for future taxable income over the periods in which the deferred tax assets are deductible, management believes it is more-likely-than-not that the University will realize the benefits of these deductible differences. The University has no valuation allowance at December 31, 2017 and 2016.

On December 22, 2017, the Tax Cuts and Jobs Act (the “Act”) was signed into law. For businesses, the Act reduces the corporate federal tax rate from a maximum of 35% to a flat 21% rate. The rate reduction took effect on January 1, 2018. The University has concluded that the Act will cause the University’s deferred tax assets and liabilities to be revalued. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. As changes in tax laws or rates are enacted, deferred tax assets and liabilities are adjusted though income tax expense. The University’s net deferred tax liability was revalued as of December 22, 2017. The University recorded a $10.7 million income tax benefit related to the revaluation of its net deferred tax liabilities. Excluding this income tax benefit in 2017, our effective tax rate would have been 32.1%. Due to the enactment date and complexities of the new tax law, the regulations may have not been fully interpreted by the federal and state taxing authorities, thus there may be additional impacts to the tax provision that may not have been included herein.

Grand Canyon Education, Inc.

Notes to Consolidated Financial Statements

(In thousands, except per share data)

The components of income tax expense (benefit) are as follows:

	Year Ended December 31,
	2017	2016	2015
Current:
Federal	$76,966	$64,006	$63,481
State	8,589	4,831	5,222

	85,555	68,837	68,703

Deferred:
Federal	(6,189)	7,961	4,473
State	843	891	557

	(5,346)	8,852	5,030

Tax expense recorded as an increase of paid-in capital	—	9,921	3,863

	$80,209	$87,610	$77,596

A reconciliation of income tax computed at the U.S. statutory rate to the effective income tax rate is as follows:

	Year Ended December 31,
	2017	2016	2015
Statutory U.S. federal income tax rate	35.0%	35.0%	35.0%
State income taxes, net of federal tax benefit	3.2	3.2	3.3
State tax credits, net of federal effect	(0.7)	(1.5)	(1.2)
Excess tax benefits	(5.8)	0.0	0.0
Deferred tax revaluation (Federal Rate change)	(3.7)	0.0	0.0
Nondeductible expenses	0.0	0.2	0.1
Other	0.3	0.2	(0.1)

Effective income tax rate	28.3%	37.1%	37.1%

Significant components of the University’s deferred income tax assets and liabilities, included in Deferred income taxes, non-current on the consolidated balance sheets are as follows:

	As of December 31,
	2017	2016
Deferred tax assets:
Allowance for doubtful accounts	$1,685	$2,362
Share-based compensation	4,201	7,681
Deferred tuition revenue	1,294	1,539
Deferred scholarship	618	1,198
Deferred rent	54	122
Intangibles	590	1,048
State taxes	985	1,228
Other	1,422	2,731

Deferred tax assets	10,849	17,909

Deferred tax liability:
Property and equipment	(28,028)	(40,358)
Other	(1,183)	(1,259)

Deferred tax liability	(29,211)	(41,617)

Net deferred tax liability	$(18,362)	$(23,708)

Grand Canyon Education, Inc.

Notes to Consolidated Financial Statements

(In thousands, except per share data)

The net deferred tax liability on the accompanying consolidated balance sheet is comprised of the following:

	As of December 31,
	2017	2016
Deferred income taxes, current	$5,214	$7,814
Deferred income taxes, non-current	(23,576)	(31,522)

Net deferred tax liability	$(18,362)	$(23,708)

The University recognizes the impact of a tax position in its financial statements if that position is more-likely-than-not to be sustained on audit, based on the technical merits of the position. The University discloses all unrecognized tax benefits, which includes the reserves recorded for uncertain tax positions on filed tax returns and the unrecognized portion of affirmative claims. The University recognizes interest and penalties related to uncertain tax positions in income tax expense. Unrecognized tax benefits as of December 31, 2017 and 2016 were not significant.

The University is subject to taxation in the United States, in states with an income tax and in several local jurisdictions. The University is currently under audit by various state taxing authorities. The University does not anticipate any material adjustments as a result of these audits. As of December 31, 2017, the earliest tax year still subject to examination for federal and state purposes is 2014 and 2013, respectively.

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

To participate in the Title IV programs, an institution must be authorized to offer its programs of instruction by the relevant agency of the state in which it is located, accredited by an accrediting agency recognized by the Department of Education and certified as eligible by the Department of Education. The Department of Education will certify an institution to participate in the Title IV programs only after the institution has demonstrated compliance with the Higher Education Act and the Department of Education’s extensive regulations regarding institutional eligibility. An institution must also demonstrate its compliance to the Department of Education on an ongoing basis. The University’s accreditation has been reaffirmed by the Higher Learning Commission (“HLC”) after a comprehensive review of the institution’s academic offerings, governance and administration, mission, finances and resources during 2016. The accreditation was reaffirmed by the HLC’s Institutional Actions council at its meeting on February 28, 2017 with no requirements for any monitoring or interim reports. The comprehensive review occurs every 10 years, along with a mid-term report in year four. As of December 31, 2017, management believes the University is in compliance with the applicable regulations in all material respects. The University has a program participation agreement with full certification from the Department of Education, which gives the University the ability to participate in the Title IV programs through December 31, 2020.

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

Grand Canyon Education, Inc.

Notes to Consolidated Financial Statements

(In thousands, except per share data)

90/10 Disclosure

The University derives a substantial portion of its revenues from student financial aid received by its students under the Title IV programs administered by the Department of Education pursuant to the Higher Education Act. To continue to participate in the student financial aid programs the University must comply with the regulations promulgated under the Higher Education Act. The regulations restrict the proportion of cash receipts for tuition and fees from eligible programs to not more than 90 percent from Title IV programs (the “90/10 revenue test”). If an institution fails to satisfy the test for one year, its participation status becomes provisional for two consecutive fiscal years. If the test is not satisfied for two consecutive years, eligibility to participate in Title IV programs is lost for at least two fiscal years. Using the Department of Education’s cash-basis, regulatory formula under the 90/10 Rule as currently in effect, for its 2017, 2016, and 2015 fiscal years, the University derived 71.5%, 72.3%, and 74.8%, respectively, for its 90/10 revenue from Title IV program funds.

13. Share-Based Compensation Plans

Incentive Plans

Prior to June 2017, the University made grants of restricted stock and stock options under its 2008 Equity Incentive Plan (the “2008 Plan”). In January 2017, the Board of Directors of the University approved, and at the University’s 2017 annual meeting of stockholders held on June 14, 2017, the University’s stockholders adopted a 2017 Equity Incentive Plan (the “2017 Plan”) under which a maximum of 3 million shares may be granted. All future grants of equity incentives will be made from the 2017 Plan.

Restricted Stock

During fiscal year 2017, 2016, and 2015, the University granted 188, 264, and 315 shares of common stock under the 2008 Plan, respectively, with a service vesting condition to certain of its executives, officers, faculty and employees. The restricted shares have voting rights and vest evenly at 20% over each of the next five years. Upon vesting, shares will be held in lieu of taxes equivalent to the statutory tax withholding required to be paid when the restricted stock vests. During the years ended December 31, 2017, 2016 and 2015, the University withheld 151, 114, and 94 shares of common stock in lieu of taxes at a cost of $9,790, $4,695, and $4,283, on the restricted stock vesting dates, respectively. In June 2017, following the annual stockholders meeting, the University granted 4 shares of common stock under the 2017 Plan to the non-employee members of the University’s board of directors. In 2016 and 2015, the University granted 11 and 9 shares of common stock under the 2008 Plan, respectively, to certain of the non-employee members of the University’s board of directors. The restricted shares granted to these directors have voting rights and vest on the earlier of (a) the one year anniversary of the date of grant or (b) immediately prior to the following year’s annual stockholders’ meeting.

A summary of the activity related to restricted stock granted under the University’s Incentive Plan is as follows:

	Total Shares	Weighted Average Grant Date Fair Value per Share
Outstanding as of December 31, 2014	1,033	$28.75
Granted	324	$45.66
Vested	(274)	$27.18
Forfeited, canceled or expired	(27)	$30.27

Outstanding as of December 31, 2015	1,056	$34.30

Granted	275	$44.46
Vested	(329)	$30.56
Forfeited, canceled or expired	(9)	$37.94

Outstanding as of December 31, 2016	993	$38.32

Granted	192	$70.44
Vested	(375)	$32.46
Forfeited, canceled or expired	(34)	$44.51

Outstanding as of December 31, 2017	776	$49.16

Grand Canyon Education, Inc.

Notes to Consolidated Financial Statements

(In thousands, except per share data)

As of December 31, 2017, there was approximately $27,221 of total unrecognized share-based compensation cost related to unvested restricted stock awards. These costs are expected to be recognized over a weighted average period of 2.0 years.

Stock Options

No options were granted in 2017, 2016 and 2015. Prior to 2012, the University granted time vested options to purchase shares of common stock with an exercise price equal to the fair market value on the date of grant to employees. These time vested options vest ratably over a period of five years and expire ten years from the date of grant. A summary of the activity related to stock options granted under the University’s Incentive Plan is as follows:

	Summary of Stock Options Outstanding
	Total Shares	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value ($)(1)
Outstanding as of December 31, 2014	2,452	$14.83
Granted	—	$—
Exercised	(218)	$15.97
Forfeited, canceled or expired	(14)	$16.08

Outstanding as of December 31, 2015	2,220	$14.71

Granted	—	$—
Exercised	(946)	$13.97
Forfeited, canceled or expired	(2)	$19.23

Outstanding as of December 31, 2016	1,272	$15.26

Granted	—	$—
Exercised	(576)	$12.79
Forfeited, canceled or expired	(2)	$16.35

Outstanding as of December 31, 2017	694	$17.31	2.71	$50,114

Exercisable as of December 31, 2017	694	$17.31	2.71	$50,114

(1)	Aggregate intrinsic value represents the value of the University’s closing stock price on December 29, 2017 ($89.53) in excess of the exercise price multiplied by the number of options outstanding or exercisable.

Share-based Compensation

Share-based Compensation Expense Assumptions – Restricted Stock Awards

The University measures and recognizes compensation expense for share-based payment awards made to employees and directors. The fair value of the University’s restricted stock awards is based on the market price of its common stock on the date of grant. Stock-based compensation expense related to restricted stock grants is expensed over the vesting period using the straight-line method for University employees and the University’s board of directors. Starting January 1, 2017 with the adoption of the share-based compensation accounting standard, the University made an accounting policy election to account for forfeitures as they occur, prior to 2017 these forfeitures were estimated and reported net of the expense. The restricted shares have voting rights.

Grand Canyon Education, Inc.

Notes to Consolidated Financial Statements

(In thousands, except per share data)

The table below outlines share-based compensation expense for the fiscal years ended December 31, 2017, 2016 and 2015 related to restricted stock and stock options granted:

	2017	2016	2015
Instructional costs and services	$7,874	$7,398	$6,779
Admissions advisory and related	198	232	192
Marketing and promotional	169	125	130
General and administrative	4,447	4,521	4,156

Share-based compensation expense included in operating expenses	12,688	12,276	11,257
Tax effect of share-based compensation	(5,075)	(4,910)	(4,503)

Share-based compensation expense, net of tax	$7,613	$7,366	$6,754

401(k) Plan

The University has established a 401(k) Defined Contribution Benefit Plan (the “Plan”). The Plan provides eligible employees, upon date of hire, with an opportunity to make tax-deferred contributions into a long-term investment and savings program. All employees over the age of 21 are eligible to participate in the plan. The Plan allows eligible employees to contribute to the Plan subject to Internal Revenue Code restrictions and the Plan allows the University to make discretionary matching contributions. The University plans to make a matching contribution to the Plan of approximately $2,837 for the year ended December 31, 2017. The University made discretionary matching contributions to the Plan of $1,920 and $1,769 for the years ended December 31, 2016 and 2015, respectively.

14. Related Party Transactions

Related party transactions include transactions between the University and certain of its affiliates. The following transactions were in the normal course of operations and were measured at the exchange amount, which is the amount of consideration established and agreed to by the parties. As of and for the years ended December 31, 2017, 2016, and 2015, related party transactions consisted of the following:

Affiliates

GCU Community Fund (“GCUCF”) — GCUCF was formed in 2014 to provide seed funding for entrepreneurial ventures initiated by the University’s students. The University’s President, CEO and Chairman serves as the president of GCUCF. The University is not the primary beneficiary of GCUCF, and accordingly, the University does not consolidate GCUCF’s statement of activities with its financial results. The University contributed $500 for the year ended December 31, 2015.

Grand Canyon Education, Inc.

Notes to Consolidated Financial Statements

(In thousands, except per share data)

15. Quarterly Results of Operations (Unaudited)

The following table summarizes the unaudited quarterly results of operations for 2017 and 2016 and should be read in conjunction with other information included in the accompanying consolidated financial statements.

	2017
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Net revenue	$248,206	$218,301	$236,209	$271,418
Costs and expenses:
Instructional costs and services	102,574	95,030	104,303	108,933
Admissions advisory and related	31,972	31,085	31,426	34,061
Advertising	24,631	24,776	25,523	23,678
Marketing and promotional	2,460	2,264	2,350	2,555
General and administrative	9,941	10,058	12,915	10,845

Total costs and expenses	171,578	163,213	176,517	180,072

Operating income	76,628	55,088	59,692	91,346
Interest expense	(580)	(495)	(567)	(527)
Interest income and other	2	739	1,445	757

Income before income taxes	76,050	55,332	60,570	91,576
Income tax expense	20,138	15,485	21,266	23,320

Net income	$55,912	$39,847	$39,304	$68,256

Earnings per share:
Basic income per share(1)	$1.20	$0.85	$0.83	$1.44

Diluted income per share(1)	$1.16	$0.83	$0.81	$1.41

Basic weighted average shares outstanding	46,748	47,151	47,316	47,342

Diluted weighted average shares outstanding	48,070	48,192	48,292	48,382

(1)	The sum of quarterly income per share may not equal annual income per share due to rounding.

	2016
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Net revenue	$226,958	$191,279	$210,444	$244,663
Costs and expenses:
Instructional costs and services	94,654	84,599	91,748	102,100
Admissions advisory and related	29,544	28,866	28,814	32,062
Advertising	21,107	22,149	23,896	21,000
Marketing and promotional	2,242	2,108	2,127	2,383
General and administrative	10,720	8,809	13,430	10,260
Lease termination costs	—	—	3,363	160

Total costs and expenses	158,267	146,531	163,378	167,965

Operating income	68,691	44,748	47,066	76,698
Interest expense	(329)	(158)	(344)	(497)
Interest income and other	2,048	293	(2,291)	199

Income before income taxes	70,410	44,883	44,431	76,400
Income tax expense	26,745	17,257	15,187	28,421

Net income	$43,665	$27,626	$29,244	$47,979

Earnings per share:
Basic income per share(1)	$0.96	$0.60	$0.63	$1.03

Diluted income per share(1)	$0.93	$0.59	$0.62	$1.01

Basic weighted average shares outstanding	45,622	46,004	46,231	46,470

Diluted weighted average shares outstanding	46,860	46,990	47,175	47,452

(1)	The sum of quarterly income per share may not equal annual income per share due to rounding.

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

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

Under the supervision and with the participation of our management, including our Principal Executive Officer and Principal Financial Officer, an evaluation was performed on the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) promulgated under the Exchange Act), as of the end of the period covered by this annual report. Based on that evaluation, our management, including the Principal Executive Officer and Principal Financial Officer, concluded that our disclosure controls and procedures were effective as of December 31, 2017.

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

Management performed an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2017, utilizing the criteria described in the “Internal Control-Integrated Framework (2013)” issued by the Committee of Sponsoring Organizations of the Treadway Commission. The objective of this assessment was to determine whether our internal control over financial reporting was effective as of December 31, 2017. Based on its assessment, management believes that, as of December 31, 2017, the Company’s internal control over financial reporting is effective.

The effectiveness of our internal control over financial reporting as of and for the year ended December 31, 2017 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their audit report which is included herein.

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors

Grand Canyon Education, Inc.:

Opinion on Internal Control Over Financial Reporting

We have audited Grand Canyon Education, Inc. and subsidiaries (the “Company”) internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated balance sheets of the Company as of December 31, 2017 and 2016, the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2017, and the related notes (collectively, the “consolidated financial statements”), and our report dated February 21, 2018, expressed an unqualified opinion on those consolidated financial statements.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

Definition and Limitations of Internal Control Over Financial Reporting

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

/s/ KPMG LLP

Phoenix, Arizona

February 21, 2018

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended December 31, 2017 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Information relating to our Board of Directors, Executive Officers, and Corporate Governance required by this item appears in the sections entitled “Corporate Governance and Board Matters” and “Proposal No. 1: Election of Directors” in our 2018 proxy statement, to be filed within 120 days of our fiscal year end (December 31, 2017) and such information is incorporated herein by reference.

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

Information relating to this item appears in the section entitled “Executive Compensation” in our 2018 proxy statement, to be filed within 120 days of our fiscal year end (December 31, 2017) and such information is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information relating to this item appears in the sections entitled “Executive Compensation” and “Beneficial Ownership of Common Stock” in our 2018 proxy statement, to be filed within 120 days of our fiscal year end (December 31, 2017) and such information is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Information relating to this item appears in the sections entitled “Corporate Governance and Board Matters — Director Independence” and “Certain Relationships and Related Party Transactions” in our 2018 proxy statement, to be filed within 120 days of our fiscal year end (December 31, 2017) and such information is incorporated herein by reference.

Item 14.	Principal Accounting Fees and Services

Information relating to this item appears in the section entitled “Ratification of Independent Registered Public Accounting Firm — Fees” in our 2018 our proxy statement, to be filed within 120 days of our fiscal year end (December 31, 2017) and such information is incorporated herein by reference.

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

3.	Exhibits

Number	Description	Method of Filing

3.1	Amended and Restated Certificate of Incorporation	Incorporated by reference to Exhibit 3.1 to Amendment No. 6 to the University’s Registration Statement on Form S-1 filed with the SEC on November 12, 2008.

3.2	Third Amended and Restated Bylaws	Incorporated by reference to Exhibit 3.1 to the University’s Current Report on Form 8-K filed with the SEC on October 29, 2014.

4.1	Specimen of Stock Certificate	Incorporated by reference to Exhibit 4.1 to Amendment No. 2 to the University’s Registration Statement on Form S-1 filed with the SEC on September 29, 2008.

10.1	2008 Equity Incentive Plan, as amended†	Incorporated by reference to Exhibit 10.1 to the University’s Quarterly Report on Form 10-Q filed with the SEC on November 14, 2011.

10.2	2017 Equity Incentive Plan, as amended†	Incorporated by reference to Exhibit 10.1 to the University’s Current Report on Form 8-K filed with the SEC on June 14, 2017.

10.3	Form of Restricted Stock Agreement under the 2017 Equity Incentive Plan, as amended†	Filed herewith.

10.4	Amended Executive Employment Agreement, dated February 9, 2016, by and between Grand Canyon Education, Inc. and Brian E. Mueller†	Incorporated by reference to Exhibit 10.4.1 to the University Annual Report on Form 10-K filed with the SEC on February 17, 2016.

10.5	Amended Executive Employment Agreement, dated February 9, 2016, by and between Grand Canyon Education, Inc. and W. Stan Meyer†	Incorporated by reference to Exhibit 10.5.1 to the University Annual Report on Form 10-K filed with the SEC on February 17, 2016.

10.6	Amended Executive Employment Agreement, dated February 9, 2016, by and between Grand Canyon Education, Inc. and Daniel E. Bachus†	Incorporated by reference to Exhibit 10.6.1 to the University Annual Report on Form 10-K filed with the SEC on February 17, 2016.

10.7	Amended Executive Employment Agreement, dated February 9, 2016, by and between Grand Canyon Education, Inc. and Joseph N. Mildenhall†	Incorporated by reference to Exhibit 10.7.1 to the University Annual Report on Form 10-K filed with the SEC on February 17, 2016.

10.8	Amended Executive Employment Agreement, dated February 9, 2016, by and between Grand Canyon Education, Inc. and Brian M. Roberts†	Incorporated by reference to Exhibit 10.8.1 to the University Annual Report on Form 10-K filed with the SEC on February 17, 2016.

10.9	Form of Director and Officer Indemnity Agreement	Incorporated by reference to Exhibit 10.21 to Amendment No. 2 to the University’s Registration Statement on Form S-1 filed with the SEC on September 29, 2008.

Number	Description	Method of Filing

10.10	Credit Agreement, dated December 21, 2012, by and among Grand Canyon Education, Inc., Bank of America, N.A., and the other parties named therein.	Incorporated by reference to Exhibit 10.10 to the University’s Annual Report on Form 10-K filed with the SEC on February 19, 2013.

10.11	Amendment No. 1 to Credit Agreement, dated January 15, 2016, by and among Grand Canyon Education, Inc., Bank of America, N.A., and the other parties named therein.	Incorporated by reference to Exhibit 10.10.1 to the University Annual Report on Form 10-K filed with the SEC on February 17, 2016.

21.0	Subsidiaries of Grand Canyon Education, Inc.	Filed herewith.

23.1	Consent of KPMG LLP, Independent Registered Public Accounting Firm	Filed herewith.

24.1	Power of Attorney	Filed herewith (on signature page)

31.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a) and 15d-14(a) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith.

31.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a) and 15d-14(a) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith.

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002††	Filed herewith.

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002††	Filed herewith.

101.INS	XBRL Instance Document	Filed herewith.

101.SCH	XBRL Taxonomy Extension Schema	Filed herewith.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase	Filed herewith.

101.DEF	XBRL Taxonomy Extension Definition Linkbase	Filed herewith.

101.LAB	XBRL Taxonomy Extension Label Linkbase	Filed herewith.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase	Filed herewith.

†	Indicates a management contract or any compensatory plan, contract or arrangement.

††	This certification is being furnished solely to accompany this report pursuant to 18 U.S.C. Section 1350, and is not being filed for purposes of Section 18 of the Exchange Act, and is not to be incorporated by reference into any filings of the University, whether made before or after the date hereof, regardless of any general incorporation language in such filing.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GRAND CANYON EDUCATION, INC.

By:	/s/ Brian E. Mueller
Name: Brian E. Mueller
Title: President and Chief Executive Officer
Dated: February 21, 2018

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

Signature	Title	Date

/s/ Brian E. Mueller	President, Chief Executive Officer and Chairman	February 21, 2018
Brian E. Mueller	(Principal Executive Officer)

/s/ Daniel E. Bachus	Chief Financial Officer	February 21, 2018
Daniel E. Bachus	(Principal Financial Officer and Principal Accounting Officer)

/s/ Sara R. Dial	Director	February 21, 2018
Sara R. Dial

/s/ David J. Johnson	Director	February 21, 2018
David J. Johnson

/s/ Jack A. Henry	Director	February 21, 2018
Jack A. Henry

/s/ Kevin F. Warren	Director	February 21, 2018
Kevin F. Warren