Form 10-Q
period 2018-03-31
Grand Canyon Education, Inc.
filed 2018-05-02
CIK 1434588

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

or

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

The total number of shares of common stock outstanding as of April 30, 2018, was 48,223,919.

GRAND CANYON EDUCATION, INC.

FORM 10-Q

INDEX

Page
PART I – FINANCIAL INFORMATION	3

Item 1 Financial Statements	3
Item 2 Management’s Discussion and Analysis of Financial Condition and Results of Operations	17
Item 3 Quantitative and Qualitative Disclosures About Market Risk	26
Item 4 Controls and Procedures	26

PART II – OTHER INFORMATION	27

Item 1 Legal Proceedings	27
Item 1A Risk Factors	27
Item 2 Unregistered Sales of Equity Securities and Use of Proceeds	27
Item 3 Defaults Upon Senior Securities	28
Item 4 Mine Safety Disclosures	28
Item 5 Other Information	28
Item 6 Exhibits	28
SIGNATURES	29

101.INS XBRL Instance Document

101.SCH XBRL Taxonomy Extension Schema

101.CAL XBRL Taxonomy Extension Calculation Linkbase

101.LAB XBRL Taxonomy Extension Label Linkbase

101.PRE XBRL Taxonomy Extension Presentation Linkbase

101.DEF XBRL Taxonomy Extension Definition Linkbase

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

GRAND CANYON EDUCATION, INC.

Consolidated Income Statements

(Unaudited)

	Three Months Ended March 31,
(In thousands, except per share data)	2018	2017
Net revenue	$275,681	$248,206
Costs and expenses:
Instructional costs and services	111,027	102,574
Admissions advisory and related	34,854	31,972
Advertising	25,715	24,631
Marketing and promotional	2,684	2,460
General and administrative	11,309	9,941

Total costs and expenses	185,589	171,578

Operating income	90,092	76,628
Interest expense	(346)	(580)
Interest and other income	981	2

Income before income taxes	90,727	76,050
Income tax expense	17,046	20,138

Net income	$73,681	$55,912

Earnings per share:
Basic income per share	$1.55	$1.20

Diluted income per share	$1.52	$1.16

Basic weighted average shares outstanding	47,432	46,748

Diluted weighted average shares outstanding	48,397	48,070

The accompanying notes are an integral part of these consolidated financial statements.

GRAND CANYON EDUCATION, INC.

Consolidated Statements of Comprehensive Income

(Unaudited)

	Three Months Ended March 31,
(In thousands)	2018	2017
Net income	$73,681	$55,912
Other comprehensive income, net of tax:
Unrealized gains on available-for-sale securities and restricted cash equivalents, net of taxes of $8 and $242 for March 31, 2018 and 2017, respectively	24	393
Unrealized gains (losses) on hedging derivatives, net of taxes of $57 and $3 for March 31, 2018 and 2017, respectively	174	(5)

Comprehensive income	$73,879	$56,300

The accompanying notes are an integral part of these consolidated financial statements.

GRAND CANYON EDUCATION, INC.

Consolidated Balance Sheets

	March 31,	December 31,
(In thousands, except par value)	2018	2017
	(Unaudited)
ASSETS:
Current assets
Cash and cash equivalents	$242,846	$153,474
Restricted cash and cash equivalents	72,816	94,534
Investments	91,910	89,271
Accounts receivable, net	9,469	10,908
Income tax receivable	1,329	2,086
Other current assets	16,994	24,589

Total current assets	435,364	374,862
Property and equipment, net	950,156	922,284
Prepaid royalties	2,689	2,763
Goodwill	2,941	2,941
Other assets	833	723

Total assets	$1,391,983	$1,303,573

LIABILITIES AND STOCKHOLDERS’ EQUITY:
Current liabilities
Accounts payable	$36,100	$29,139
Accrued compensation and benefits	25,013	23,173
Accrued liabilities	26,571	20,757
Income taxes payable	30,234	16,182
Student deposits	72,948	95,298
Deferred revenue	64,130	46,895
Current portion of notes payable	6,670	6,691

Total current liabilities	261,666	238,135
Other noncurrent liabilities	1,131	1,200
Deferred income taxes, noncurrent	19,900	18,362
Notes payable, less current portion	58,274	59,925

Total liabilities	340,971	317,622

Commitments and contingencies
Stockholders’ equity
Preferred stock, $0.01 par value, 10,000 shares authorized; 0 shares issued and outstanding at March 31, 2018 and December 31, 2017	—	—
Common stock, $0.01 par value, 100,000 shares authorized; 52,496 and 52,277 shares issued and 48,217 and 48,125 shares outstanding at March 31, 2018 and December 31, 2017, respectively	525	523
Treasury stock, at cost, 4,279 and 4,152 shares of common stock at March 31, 2018 and December 31, 2017, respectively	(112,726)	(100,694)
Additional paid-in capital	237,056	232,670
Accumulated other comprehensive loss	(526)	(724)
Retained earnings	926,683	854,176

Total stockholders’ equity	1,051,012	985,951

Total liabilities and stockholders’ equity	$1,391,983	$1,303,573

The accompanying notes are an integral part of these consolidated financial statements.

GRAND CANYON EDUCATION, INC.

Consolidated Statement of Stockholders’ Equity

(In thousands)

(Unaudited)

						Accumulated
					Additional	Other
	Common Stock		Treasury Stock		Paid-in	Comprehensive	Retained
	Shares	Par Value	Shares	Cost	Capital	Loss	Earnings	Total
Balance at December 31, 2017	52,277	$523	4,152	$(100,694)	$232,670	$(724)	$854,176	$985,951
Cumulative effect from the adoption of accounting pronouncements, net of taxes	—	—	—	—	—	—	(1,174)	(1,174)
Comprehensive income	—	—	—	—	—	198	73,681	73,879
Common stock purchased for treasury	—	—	5	(508)	—	—	—	(508)
Restricted shares forfeited	—	—	3	—	—	—	—	—
Share-based compensation	160	2	119	(11,524)	3,467	—	—	(8,055)
Exercise of stock options	59		—	—	919	—	—	919

Balance at March 31, 2018	52,496	$525	4,279	$(112,726)	$237,056	$(526)	$926,683	$1,051,012

The accompanying notes are an integral part of these consolidated financial statements.

GRAND CANYON EDUCATION, INC.

Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended March 31,
(In thousands)	2018	2017
Cash flows provided by operating activities:
Net income	$73,681	$55,912
Adjustments to reconcile net income to net cash provided by operating activities:
Share-based compensation	3,469	2,931
Provision for bad debts	4,997	4,383
Depreciation and amortization	13,947	13,267
Deferred income taxes	1,928	3,723
Other	539	122
Changes in assets and liabilities:
Accounts receivable	(3,558)	(3,265)
Prepaid expenses and other	(1,332)	(2,257)
Accounts payable	563	1,042
Accrued liabilities and employee related liabilities	7,665	3,381
Income taxes receivable/payable	14,809	16,654
Deferred rent	(36)	(92)
Deferred revenue	24,686	29,020
Student deposits	(22,350)	(15,165)

Net cash provided by operating activities	119,008	109,656

Cash flows used in investing activities:
Capital expenditures	(35,173)	(21,729)
Purchases of land and building improvements related to off-site development	(174)	(7,898)
Purchases of investments	(17,122)	(26,532)
Proceeds from sale or maturity of investments	13,944	7,571

Net cash used in investing activities	(38,525)	(48,588)

Cash flows used in financing activities:
Principal payments on notes payable and capital lease obligations	(1,716)	(1,698)
Net borrowings from revolving line of credit	—	(25,000)
Repurchase of common shares including shares withheld in lieu of income taxes	(12,032)	(9,516)
Net proceeds from exercise of stock options	919	3,122

Net cash used in financing activities	(12,829)	(33,092)

Net increase in cash and cash equivalents and restricted cash	67,654	27,976
Cash and cash equivalents and restricted cash, beginning of period	248,008	130,907

Cash and cash equivalents and restricted cash, end of period	$315,662	$158,883

Supplemental disclosure of cash flow information
Cash paid for interest	$321	$674
Cash paid for income taxes	$375	$438
Supplemental disclosure of non-cash investing and financing activities
Purchases of property and equipment included in accounts payable	$13,081	$5,993
Reclassification of capitalized costs – adoption of ASC 606	$9,015	$—
Reclassification of deferred revenue – adoption of ASC 606	$7,451	$—

The accompanying notes are an integral part of these consolidated financial statements.

GRAND CANYON EDUCATION, INC.

Notes to Consolidated Financial Statements

(In thousands, except per share data)

(Unaudited)

1. Nature of Business

Grand Canyon Education, Inc. (together with its subsidiaries, the “University” or “GCE”) is a comprehensive regionally accredited university that offers over 225 graduate and undergraduate degree programs, emphases and certificates across nine colleges both online and on ground at our over 275 acre campus in Phoenix, Arizona, at leased facilities and at facilities owned by third party employers. Our undergraduate programs are designed to be innovative and to meet the future needs of employers, while providing students with the needed critical thinking and effective communication skills developed through a Christian-oriented, liberal arts foundation. We offer master’s and doctoral degrees in contemporary fields that are designed to provide students with the capacity for transformational leadership in their chosen industry, emphasizing the immediate relevance of theory, application, and evaluation to promote personal and organizational change. The University is accredited by The Higher Learning Commission. The University’s wholly-owned subsidiaries are primarily used to facilitate expansion of the University campus.

2. Summary of Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements include the accounts of the University and its wholly-owned subsidiaries. Intercompany transactions have been eliminated in consolidation.

Unaudited Interim Financial Information

The accompanying unaudited interim consolidated financial statements of the University have been prepared in accordance with U.S. generally accepted accounting principles and pursuant to the rules and regulations of the United States Securities and Exchange Commission and the instructions to Form 10-Q and Article 10, consistent in all material respects with those applied in its financial statements included in its Annual Report on Form 10-K for the fiscal year ended December 31, 2017. They do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. Such interim financial information is unaudited but reflects all adjustments that in the opinion of management are necessary for the fair presentation of the interim periods presented. Interim results are not necessarily indicative of results for a full year. These consolidated financial statements should be read in conjunction with the University’s audited financial statements and footnotes included in its Annual Report on Form 10-K for the fiscal year ended December 31, 2017 from which the December 31, 2017 balance sheet information was derived.

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

Investments

The University considers its investments in municipal bonds, mutual funds, municipal securities, certificates of deposit and commercial paper as available-for-sale securities. Available-for-sale securities are carried at fair value, determined using Level 1 and Level 2 of the hierarchy of valuation inputs, with the use of quoted market prices and inputs other than quoted prices that are observable for the assets, with unrealized gains and losses, net of tax, reported as a separate component of other comprehensive income. Unrealized losses considered to be other-than-temporary are recognized currently in earnings. Amortization of premiums, accretion of discounts, interest and dividend income and realized gains and losses are included in interest and other income.

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

On February 27, 2013, the University entered into an interest rate corridor to manage its 30 Day LIBOR interest exposure related to its variable rate debt. The fair value of the interest rate corridor instrument as of March 31, 2018 and December 31, 2017 was $739 and $509, respectively, which is included in other assets. The fair value of the derivative instrument was determined using a hypothetical derivative transaction and Level 2 of the hierarchy of valuation inputs. This derivative instrument was originally designated as a cash flow hedge of variable rate debt obligations. The adjustment of $231 and $8 for the three months ended March 31, 2018 and 2017, respectively, for the effective portion of the gains and losses on the derivatives is included as a component of other comprehensive income, net of taxes.

The interest rate corridor instrument reduces variable interest rate risk starting March 1, 2013 through December 20, 2019 with a notional amount of $65,000 as of March 31, 2018. The corridor instrument’s terms permit the University to hedge its interest rate risk at several thresholds; the University pays variable interest monthly based on the 30 Day LIBOR rates until that index reaches 1.5%. If 30 Day LIBOR is equal to 1.5% through 3.0%, the University pays 1.5%. If 30 Day LIBOR exceeds 3.0%, the University pays actual 30 Day LIBOR less 1.5%.

As of March 31, 2018, no derivative ineffectiveness was identified. Any ineffectiveness in the University’s derivative instrument designated as a hedge is reported in interest expense in the income statement. At March 31, 2018, the University does not expect to reclassify gains or losses on derivative instruments from accumulated other comprehensive income (loss) into earnings during the next 12 months.

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

Revenue Recognition

On January 1, 2018, the University adopted “Revenue from Contracts with Customers” using the modified retrospective method applied to all contracts. Net revenues consist primarily of tuition, net of scholarships, and fees derived from courses taught by the University online, on ground at its over 275 acre campus in Phoenix, Arizona, and at facilities it leases or those of employers, as well as from related educational resources that the University provides to its students, such as access to online materials. Tuition revenue is recognized pro-rata over the applicable period of instruction. A contract is entered into with a student and covers a course or semester. Revenue recognition occurs once a student starts attending a course. The University also charges online students an upfront learning management fee, which is deferred and recognized over the initial course. The University has no costs that are capitalized to obtain or to fulfill a contract with a customer. Ancillary revenues include housing and fee revenues that are recognized over the period the services are provided and include revenues from sales and services such as food and beverage, merchandise, hotel, golf and arena events that are recognized as sales occur or services are performed as these services are transferred at a point in time. For the three months ended March 31, 2018 and 2017, the University’s revenue was reduced by approximately $60,241 and $54,653, respectively, as a result of scholarships that the University offered to students. Sales tax collected from students is excluded from net revenues. Collected but unremitted sales tax is included as an accrued liability in our consolidated balance sheet.

GRAND CANYON EDUCATION, INC.

Notes to Consolidated Financial Statements

(In thousands, except per share data)

(Unaudited)

The following table presents our revenues disaggregated by the nature of services for the three months ended March 31, 2018:

Tuition revenues	$278,713
Ancillary revenues (housing, meals, fees, golf, hotel, arena, other)	57,209

Total revenues	335,922

Scholarships	(60,241)

Net Revenues	$275,681

The University’s receivables represent unconditional rights to consideration from our contracts with students; accordingly, students are not billed until they start attending a course and the revenue recognition process has commenced. Once a student has been invoiced payment is due immediately. Included in each invoice to the student are all educational related items including tuition, net of scholarships, housing, educational materials, fees, etc. The University does not have any contract assets. The University’s contract liabilities are reported as deferred revenue and student deposits in the consolidated balance sheets. Deferred revenue and student deposits in any period represent the excess of tuition, fees, and other student payments received as compared to amounts recognized as revenue on the consolidated income statement and are reflected as current liabilities in the accompanying consolidated balance sheets. The University’s education programs have starting and ending dates that differ from its fiscal quarters. Therefore, at the end of each fiscal quarter, a portion of revenue from these programs is not yet earned. The majority of our traditional ground students do not attend courses during the summer months (May through August), which affects our results for our second and third fiscal quarters.

The University has identified a performance obligation associated with the provision of our educational instruction and other educational services, housing services, and other academic related services and uses the output measure for recognition as the period of time over which the services are provided to our students. The University has identified performance obligations related to our hotel, golf course, restaurants, sale of branded promotional items and other ancillary activities and recognizes revenue at the point in time goods or services are provided to our customers. The University maintains an institutional tuition refund policy, which provides for all or a portion of tuition to be refunded if a student withdraws during stated refund periods. Certain states in which students reside impose separate, mandatory refund policies, which override the University’s policy to the extent in conflict. If a student withdraws at a time when only a portion, or none of the tuition is refundable, then in accordance with its revenue recognition policy, the University continues to recognize the tuition that was not refunded pro-rata over the applicable period of instruction. The University does not record revenue on amounts that may be refunded. However, for students that have taken out financial aid to pay their tuition and for which a return of such money to the Department of Education under Title IV is required as a result of his or her withdrawal, the University reassesses collectability for these students each quarter for the estimated revenue that will be returned and recognizes the revenue in future periods when payment is received. The University has elected the short-term contract exemption with respect to its performance obligations under its contracts with students as all such contracts have original terms of less than one year.

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

GRAND CANYON EDUCATION, INC.

Notes to Consolidated Financial Statements

(In thousands, except per share data)

(Unaudited)

Accounting Pronouncements Adopted in 2018

In May 2014, the FASB issued “Revenue from Contracts with Customers, as amended.” The standard is a comprehensive new revenue recognition model that requires revenue to be recognized in a manner to depict the transfer of goods or services to a customer at an amount that reflects the consideration expected to be received in exchange for those goods or services. The accounting guidance also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgements and changes in judgements and assets recognized from costs incurred to obtain or fulfill a contract. The University adopted this new standard on January 1, 2018, using the modified retrospective method applied to all contracts. The adoption of this guidance did not have a material impact on the University’s financial condition, results of operations or statement of cash flows. The University elected the short-term contract exemption with respect to disclosures associated with its performance obligations as all performance obligations as of the end of any reporting period have original terms of less than a year. The cumulative effect for the University upon adoption of this new standard was $1,174, net of tax. The adoption impact resulted from the removal of $9,015 of costs that were direct and incremental previously capitalized for online students, and the removal of deferred revenue from an upfront learning fee of $7,451. These fees are no longer capitalized and amortized over the average expected term of a student. The fee is now amortized over the first course for the online student.

In January 2016, the FASB issued “Financial Instruments – Overall: Recognition and Measurement of Financial Assets and Financial Liabilities.” The standard addresses certain aspects of recognition, measurement, presentation, and disclosure of financial instruments. Most prominent among the amendments is the requirement for changes in the fair value of equity investments, with certain exceptions, to be recognized through net income rather than other comprehensive income (“OCI”). This standard is effective for fiscal years, and interim periods within those years, beginning after December 15, 2017, and early adoption is not permitted. Accordingly, the standard is effective for us as of January 1, 2018. The adoption of this guidance did not have a material impact on the University’s financial condition, results of operations or statement of cash flows.

Recent Accounting Pronouncements

In February 2016, the FASB issued “Leases.” The standard establishes a right-of-use (“ROU”) model that requires a lessee to recognize a ROU asset and a lease liability on the balance sheet for all leases with lease terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. This standard is effective for fiscal years, and interim periods within those years, beginning after December 15, 2018, and early adoption is permitted. Accordingly, the standard is effective for us on January 1, 2019 using a modified retrospective transition approach. A modified retrospective transition approach is required for lessees for capital and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available. The University continues to evaluate the impact that the future adoption of this standard will have on our consolidated financial statements and we believe the adoption will slightly increase our assets and liabilities, and will increase our financial statement disclosures.

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

In August 2017, the FASB issued “Targeted Improvements to Accounting for Hedging Activities.” This standard targets improvements in the hedge relationship documentation, testing and disclosures for derivatives. This standard is effective for fiscal years, and interim periods within those years, beginning after December 15, 2018. Early adoption is permitted for fiscal years and interim period within those years, beginning in August 2017. Accordingly, the standard is effective for us on January 1, 2019 and we are currently evaluating the impact that the standard will have on our consolidated financial statements.

The University has determined that no other recent accounting pronouncements apply to its operations or could otherwise have a material impact on its consolidated financial statements.

GRAND CANYON EDUCATION, INC.

Notes to Consolidated Financial Statements

(In thousands, except per share data)

(Unaudited)

3. Investments

The following is a summary of investments as of March 31, 2018 and December 31, 2017. The University considered all investments as available for sale.

	As of March 31, 2018
	Adjusted Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Estimated Fair Value
Municipal securities	$83,391	$—	$(379)	$83,012
Commercial paper	$3,984	$—	$—	$3,984
Certificates of Deposit	$4,915	$—	$(1)	$4,914

Total investments	$92,290	$—	$(380)	$91,910

	As of December 31, 2017
	Adjusted Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Estimated Fair Value
Municipal securities	$84,768	$—	$(409)	$84,359
Certificates of Deposit	$4,915	$—	$(3)	$4,912

Total investments	$89,683	$—	$(412)	$89,271

The cash flows of municipal securities are backed by the issuing municipality’s credit worthiness. All municipal securities are due in one year or less as of March 31, 2018. For the three months ended March 31, 2018, the net unrealized losses on available-for-sale securities was $230, net of taxes.

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

	Three Months Ended March 31,
	2018	2017
Denominator:
Basic weighted average shares outstanding	47,432	46,748
Effect of dilutive stock options and restricted stock	965	1,322

Diluted weighted average shares outstanding	48,397	48,070

Diluted weighted average shares outstanding excludes the incremental effect of unvested restricted stock and shares that would be issued upon the assumed exercise of stock options in accordance with the treasury stock method. For the three months ended March 31, 2018 and 2017, approximately 0 and 8, respectively, of the University’s stock options and restricted stock awards outstanding were excluded from the calculation of diluted earnings per share as their inclusion would have been anti-dilutive. These options and restricted stock awards could be dilutive in the future.

GRAND CANYON EDUCATION, INC.

Notes to Consolidated Financial Statements

(In thousands, except per share data)

(Unaudited)

5. Allowance for Doubtful Accounts

	Balance at Beginning of Period	Charged to Expense	Deductions(1)	Balance at End of Period
Three months ended March 31, 2018	$5,907	4,997	(3,722)	$7,182
Three months ended March 31, 2017	$5,918	4,383	(3,382)	$6,919

(1)	Deductions represent accounts written off, net of recoveries.

6. Property and Equipment

Property and equipment consist of the following:

	March 31, 2018	December 31, 2017
Land	$160,357	$160,126
Land improvements	26,736	25,630
Buildings	610,066	595,384
Buildings and leasehold improvements	120,542	117,460
Equipment under capital leases	5,937	5,937
Computer equipment	115,967	116,477
Furniture, fixtures and equipment	63,990	63,470
Internally developed software	37,303	36,173
Other	1,176	1,176
Construction in progress	50,036	32,390

	1,192,110	1,154,223
Less accumulated depreciation and amortization	(241,954)	(231,939)

Property and equipment, net	$950,156	$922,284

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

GRAND CANYON EDUCATION, INC.

Notes to Consolidated Financial Statements

(In thousands, except per share data)

(Unaudited)

8. Share-Based Compensation

Incentive Plan

Prior to June 2017, the University made grants of restricted stock and stock options under its 2008 Equity Incentive Plan (the “2008 Plan”). In January 2017, the Board of Directors of the University approved, and at the University’s 2017 annual meeting of stockholders held on June 14, 2017, the University’s stockholders adopted a 2017 Equity Incentive Plan (the “2017 Plan”) under which a maximum of 3,000 shares may be granted. All grants of equity incentives made after June 2017 will be made from the 2017 Plan.

Restricted Stock

During the three months ended March 31, 2018, the University granted 160 shares of common stock with a service vesting condition to certain of its executives, officers, faculty and employees. The restricted shares have voting rights and vest in five annual installments of 20%, with this first installment vesting in March of the calendar year following the date of grant (the “first vesting date”) and on each of the four anniversaries of the first vesting date. Upon vesting, shares will be held in lieu of taxes equivalent to the minimum statutory tax withholding required to be paid when the restricted stock vests. During the three months ended March 31, 2018, the University withheld 119 shares of common stock in lieu of taxes at a cost of $11,524 on the restricted stock vesting dates.

A summary of the activity related to restricted stock granted under the University’s Incentive Plan since December 31, 2017 is as follows:

	Total Shares	Weighted Average Grant Date Fair Value per Share
Outstanding as of December 31, 2017	776	$49.16
Granted	160	$92.00
Vested	(298)	$41.53
Forfeited, canceled or expired	(3)	$54.55

Outstanding as of March 31, 2018	635	$63.52

Stock Options

During the three months ended March 31, 2018, no options were granted. A summary of the activity since December 31, 2017 related to stock options granted under the University’s Incentive Plan is as follows:

	Summary of Stock Options Outstanding
	Total Shares	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value ($)(1)
Outstanding as of December 31, 2017	694	$17.31
Granted	—	$—
Exercised	(59)	$15.44
Forfeited, canceled or expired	—	$—

Outstanding as of March 31, 2018	635	$17.49	2.55	$55,464

Exercisable as of March 31, 2018	635	$17.49	2.55	$55,464

(1)	Aggregate intrinsic value represents the value of the University’s closing stock price on March 29, 2018 ($104.92) in excess of the exercise price multiplied by the number of shares underlying options outstanding or exercisable, as applicable.

GRAND CANYON EDUCATION, INC.

Notes to Consolidated Financial Statements

(In thousands, except per share data)

(Unaudited)

Share-based Compensation Expense

The table below outlines share-based compensation expense for the three months ended March 31, 2018 and 2017 related to restricted stock and stock options granted:

	2018	2017
Instructional costs and services	$2,181	$1,863
Admissions advisory and related expenses	75	22
Marketing and promotional	16	32
General and administrative	1,197	1,014

Share-based compensation expense included in operating expenses	3,469	2,931
Tax effect of share-based compensation	(867)	(1,172)

Share-based compensation expense, net of tax	$2,602	$1,759

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

To participate in the Title IV programs, an institution must be authorized to offer its programs of instruction by the relevant agency of the state in which it is located, accredited by an accrediting agency recognized by the Department of Education and certified as eligible by the Department of Education. The Department of Education will certify an institution to participate in the Title IV programs only after the institution has demonstrated compliance with the Higher Education Act and the Department of Education’s extensive regulations regarding institutional eligibility. An institution must also demonstrate its compliance to the Department of Education on an ongoing basis. The University’s accreditation has been reaffirmed by the Higher Learning Commission (“HLC”) after a comprehensive review of the institution’s academic offerings, governance and administration, mission, finances and resources during an on-site visit in November 2016. The accreditation was reaffirmed by the HLC’s Institutional Actions council at its meeting on February 28, 2017 with no requirements for any monitoring or interim reports. The comprehensive review occurs every 10 years, along with a mid-term report in year four. As of March 31, 2018, management believes the University is in compliance with the applicable regulations in all material respects.

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

Additional factors that could cause actual results to differ from those discussed in the forward-looking statements include, but are not limited to, those described in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2017, as updated in our subsequent reports filed with the Securities and Exchange Commission (“SEC”), including any updates found in Part II, Item 1A of this Quarterly Report on Form 10-Q or our other reports on Form 10-Q. You should not put undue reliance on any forward-looking statements. Forward-looking statements speak only as of the date the statements are made and we assume no obligation to update forward-looking statements to reflect actual results, changes in assumptions, or changes in other factors affecting forward-looking information, except to the extent required by applicable securities laws. If we do update one or more forward-looking statements, no inference should be drawn that we will make additional updates with respect to those or other forward-looking statements.

Overview

We are a comprehensive regionally accredited university that offers over 225 graduate and undergraduate degree programs, emphases and certificates across nine colleges both online and on ground at our over 275 acre campus in Phoenix, Arizona, at leased facilities and at facilities owned by third party employers of our students. We are committed to providing an academically rigorous educational experience with a focus on professionally relevant programs that meet the objectives of our students. Our undergraduate programs are designed to be innovative and meet the future needs of employers, while providing students with the needed critical thinking and effective communication skills developed through a Christian-oriented, liberal arts foundation. We offer master’s and doctoral degrees in contemporary fields that are designed to provide students with the capacity for transformational leadership in their chosen industry, emphasizing the immediate relevance of theory, application, and evaluation to promote personal and organizational change. We believe the growing brand of the University and the value proposition for both traditional aged students attending on our campus in Phoenix, Arizona and working adult students attending on our campus or at off-site locations in cohorts (referred to by us as professional studies students) or online, has enabled us to increase enrollment to approximately 91,400 at March 31, 2018.

End-of-period enrollment increased 9.6% between March 31, 2018 and March 31, 2017, as both ground and online enrollment increased 9.6% over the prior year. We attribute the growth in our ground enrollment between years to our increasing brand recognition and the value proposition that our ground traditional campus affords to traditional-aged students and their parents. After scholarships, our ground traditional students pay tuition, room, board, and fees in an amount that is often half to a third of what it costs to attend a private, traditional university in another state and an amount comparable to what it costs to attend a public university. Our online students pay tuition and fees in an amount that is often less than the cost of other high service online programs such as ours. For example, one of our largest competitor’s undergraduate tuition for online programs ranges from $510 to $718 per credit hour and its graduate tuition for online programs ranges from $512 to $1,312 per credit hour while our online tuition per credit hour ranges from $355 to $470 for undergraduate programs and $330 to $650 for graduate programs. There are online programs that are less expensive than ours but we believe those programs generally do not provide the full level of support services that we provide to our students. Although our online enrollment continues to grow, as the proportion of traditional colleges and universities providing alternative learning modalities increases, we continue to face increasing competition for working adult students from such institutions, including those with well-established reputations for excellence. Net revenues increased 11.1% over the first fiscal quarter of the prior year primarily due to the enrollment growth and due to an increase in ancillary revenues resulting from the increased traditional student enrollment (e.g. housing, food, etc.). The increase in revenue per student between years is primarily due to the increased ancillary revenues as well as a shift in the timing of our residential traditional campus start dates, as the Spring semester in 2018 started one day earlier in 2018 than in 2017. We have not raised our tuition for our traditional ground programs in nine years and we have not raised tuition for our working adult students since September 2015 with the exception of an approximately 1% increase for doctoral students effective February 1, 2018. Operating income was $90.1 million for the three months ended March 31, 2018, an increase of 17.6% over the $76.6 million in operating income for the three months ended March 31, 2017.

The following is a summary of our student enrollment at March 31, 2018 and 2017 by degree type and by instructional delivery method:

	2018(1)		2017(1)
	# of Students	% of Total	# of Students	% of Total
Graduate degrees(2)	38,569	42.2%	34,962	41.9%
Undergraduate degree	52,809	57.8%	48,390	58.1%

Total	91,378	100.0%	83,352	100.0%

	2018(1)		2017(1)
	# of Students	% of Total	# of Students	% of Total
Online(3)	73,992	81.0%	67,495	81.0%
Ground(4)	17,386	19.0%	15,857	19.0%

Total	91,378	100.0%	83,352	100.0%

(1)	Enrollment at March 31, 2018 and 2017 represents individual students who attended a course during the last two months of the calendar quarter. Included in enrollment at March 31, 2018 and 2017 are students pursuing non-degree certificates of 1,495 and 1,086, respectively.
(2)	Includes 7,913 and 7,441 students pursuing doctoral degrees at March 31, 2018 and 2017, respectively.
(3)	As of March 31, 2018 and 2017, 50.4% and 49.9%, respectively, of our working adult students (online and professional studies students) were pursuing graduate degrees.
(4)	Includes both our traditional on-campus ground students, as well as our professional studies students.

Critical Accounting Policies and Use of Estimates

Our critical accounting policies are disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2017. During the three months ended March 31, 2018, there have been no significant changes in our critical accounting policies.

Proposed Change in the Structure of Our Operations.

As we have previously disclosed, in December 2017 the University submitted to the Higher Learning Commission (“HLC”) an application for approval to effect the sale of the University’s academic-related assets, real estate and related intangibles to a newly formed non-profit corporation (“New GCU”) as a means of enabling New GCU to conduct itself as a traditional non-profit university, consistent with the University’s history and on a level playing field with other traditional universities with regard to tax status and, among other things, the ability to accept philanthropic contributions, pursue research grant opportunities, and participate in NCAA governance. Following this sale, New GCU would operate as a traditional, non-profit, private, Christian university while GCE would continue to operate as a third-party provider of services to New GCU and potentially, in the future, to other universities. In connection with the proposed transaction, the University also submitted an application for approval with the Arizona State Board for Private Postsecondary Education (“ASBPPE”) and a pre-acquisition review notice with the U.S. Department of Education (the “DOE”).

On February 22, 2018, GCE entered into a non-binding letter of intent with New GCU. Under the terms of the letter of intent:

•	GCE would transfer to New GCU the real property and improvements comprising the University’s existing campus as well as tangible and intangible academic and related operations and assets sufficient for New GCU to achieve status as an HLC-accredited institution, and New GCU would also assume liabilities related to such transferred assets. The purchase price for the transferred assets would be the sum of (a) an amount for the tangible acquired assets, which amount will be finally determined by negotiation following receipt of appraisals, as updated through the close of the transaction, which we anticipate will approximate the book value of such assets, and (b) an amount for the intangible acquired assets equal to $1.00. It is currently anticipated that the purchase price would be approximately $825.0 million to $875.0 million depending upon the timing of the closing.

•	The purchase price would be paid in the form of a seven-year senior secured note subject to customary commercial credit terms and secured by all of the assets of New GCU. The credit agreement governing the senior secured note would provide for interest only payments, with all principal and accrued and unpaid interest due at maturity. It is currently anticipated that the annual interest rate on the senior secured note would be approximately 6.0%.

•	The University’s current faculty, academic leadership and related staff would become employed by New GCU and New GCU would be governed by a board of trustees comprised of the persons who currently serve on the institutional board of trustees of the University. GCE would retain all other employees and assets necessary to perform the third-party services contemplated by the Proposed Transaction, including an office complex where most services-related personnel are currently located.

•	GCE and New GCU would enter into a long-term master services agreement pursuant to which GCE would provide identified technological, marketing, promotional, financial aid and other support services to New GCU in return for an agreed upon share of New GCU’s tuition and fee revenue. The master services agreement would have an initial term of fifteen years, subject to renewal options, although New GCU would have the right to terminate the agreement early after the later of seven (7) years or the payment in full of the senior secured note. If New GCU were to terminate the master services agreement early, after the later of seven (7) years or the payment in full of the senior secured note, then New GCU would be required to pay GCE a termination fee equal to 100% of the fees paid in the trailing 12 month period. If the master services agreement were not renewed after the initial fifteen year term, New GCU would be required to pay GCE a non-renewal fee equal to 50% of the fees paid in the trailing 12 month period. The revenue share between the two entities remains subject to completion of a transfer pricing study and subsequent negotiation, but it is currently anticipated that New GCU’s revenue from tuition and fees, room and board, and certain other sources will be shared approximately 60% in favor of GCE and 40% in favor of New GCU. The ultimate revenue share will reflect a blended rate, with certain services reflecting a higher share in favor of GCE and certain other services reflecting a lower share. The revenue share percentage, along with the other terms of the master services agreement, would be comparable to other services agreements currently in the marketplace.

On March 5, 2018, the HLC notified the University that it had approved the change of control application that it had filed in connection with the proposed transaction. The approval is subject to customary conditions, including that there be no changes prior to the closing of the proposed transaction in the material terms of the transaction as presented in the application and that New GCU host an HLC evaluation within six months following closing. In addition, on April 26, 2018, the Arizona State Board for Private Postsecondary Education also approved the University’s supplemental license application for a change of ownership and control effective upon the closing of the proposed transaction. The University has also filed a pre-acquisition review application with the United States Department of Education and is currently awaiting a response.

The University continues to review various regulatory issues that could impact the viability of the transaction. That review is not completed at this time. The University does not intend to execute any definitive agreements until these issues have been evaluated and resolved to the University’s satisfaction as it is possible that the resolution of any potential issues could result in significant changes to the terms of the transaction. Furthermore, while GCE and New GCU have entered into a non-binding letter of intent, the completion of the transaction is subject to the parties agreement on final key terms, the execution and delivery of definitive agreements and the satisfaction of any and all other conditions to closing set forth in the definitive agreements. However, the University is continuing to prepare for the possibility of the transaction occurring, including allocating employees to New GCU, financial modeling, and planning asset transfer processes. If the proposed transaction is ultimately consummated, then various aspects of the University’s operations would change in important ways. These changes include, but are not limited to, the following:

•	Our academic and related operations and assets, as well as approximately 35% of our full-time employees and substantially all of our part-time employees and student workers, would transfer to New GCU. Following this transfer, we would no longer own and operate a regulated institution of higher education, but would instead provide a bundle of services in support of New GCU’s operations. While the services we would provide are services that we currently provide as part of our business today, we have limited to no experience operating as a service provider to third parties.

•	New GCU would be a separate non-profit entity under the control of an independent board of trustees and independent management. Accordingly, our relationship with New GCU, both pursuant to the shared services arrangement and operationally, would no longer be as owner and operator, but as a third party contract provider. While we believe this relationship would remain strong, New GCU’s board of trustees and management would have fiduciary and other duties that would require them to focus on the best interests of New GCU and over time those interests could diverge from ours.

•	Initially, all of our revenue would be derived pursuant to the shared services arrangement with New GCU. Accordingly, New GCU’s ability to continue to increase its enrollment and tuition and fee revenue, and our ability to continue to perform the services necessary to enable New GCU to do so, would be critical to the success of our services business.

•	It is anticipated that the consideration payable by New GCU for the acquired assets, which will be material, will be in the form of a long-term secured note. Our ability to realize the negotiated value of the acquired assets would be subject to New GCU’s performance and its ability to pay amounts due under the secured note as they come due.

Key Trends, Developments and Challenges

The other key trends, developments and challenges facing the University are disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2017. During the three months ended March 31, 2018, there have been no significant changes in these trends. See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Key Trends, Developments and Challenges” in our Annual Report on Form 10-K for our fiscal year ended December 31, 2017, which is incorporated herein by reference.

Results of Operations

The following table sets forth income statement data as a percentage of net revenue for each of the periods indicated:

	Three Months Ended March 31,
	2018	2017
Net revenue	100.0%	100.0%
Operating expenses
Instructional costs and services	40.3	41.3
Admissions advisory and related	12.6	12.9
Advertising	9.3	9.9
Marketing and promotional	1.0	1.0
General and administrative	4.1	4.0

Total operating expenses	67.3	69.1

Operating income	32.7	30.9
Interest expense	(0.1)	(0.2)
Interest and other income	0.4	0.0

Income before income taxes	32.9	30.6
Income tax expense	6.2	8.1

Net income	26.7	22.5

Three Months Ended March 31, 2018 Compared to Three Months Ended March 31, 2017

Net revenue. Our net revenue for the three months ended March 31, 2018 was $275.7 million, an increase of $27.5 million, or 11.1%, as compared to net revenue of $248.2 million for the three months ended March 31, 2017. This increase was primarily due to an increase in ground and online enrollment and, to a lesser extent, an increase in ancillary revenues (e.g. from housing, food, etc.) resulting from the increased traditional student enrollment, partially offset by an increase in institutional scholarships. We have not raised our tuition for our traditional ground program in nine years and we have not raised tuition for our working adult students since September 2015 with the exception of an approximately 1% increase for doctoral students effective February 1, 2018. End-of-period enrollment increased 9.6% between March 31, 2018 and March 31, 2017, as both ground and online enrollment increased 9.6% over the prior year. The majority of the ground enrollment growth between years was residential students at our ground traditional campus in Phoenix, Arizona. We attribute the growth in our enrollment between years to our increasing brand recognition and the value proposition we believe we provide to students and their parents. After scholarships, our ground traditional students pay an amount for tuition, room, board, and fees in an amount that is often half to a third of what it costs to attend a private, traditional university in another state and an amount comparable to what it costs to attend a public university. Our online students pay tuition and fees in an amount that is often less than the cost of other high service online programs that compete with us. Although our online enrollment continues to grow, as the proportion of traditional colleges and universities providing alternative learning modalities increases, we will face increasing competition for working adult students from such institutions, including those with well-established reputations for excellence. The increase in revenue per student between years is primarily due to the increased ancillary revenues as well as a shift in the timing of our residential traditional campus start dates, as the Spring semester in 2018 started one day earlier in 2018 than in 2017.

Instructional costs and services expenses. Our instructional costs and services expenses for the three months ended March 31, 2018 were $111.0 million, an increase of $8.4 million, or 8.2%, as compared to instructional costs and services expenses of $102.6 million for the three months ended March 31, 2017. This increase was primarily due to increases in faculty compensation, employee compensation and related expenses including share based compensation, dues, fees, subscriptions, instructional supplies and other expenses, depreciation and amortization and occupancy expense, and bad debt expense of $2.7 million, $2.5 million, $1.5 million, $1.1 million, and $0.6 million, respectively. The increase in faculty compensation and employee compensation and related expenses are primarily due to the increase in the number of staff and faculty needed to support the increasing number of students attending the University and an increase in benefit costs between years. The increase in dues, fees, subscriptions and other instructional supplies is primarily due to increased licensing fees related to educational resources and increased food costs associated with a higher number of residential students. The increase in depreciation and amortization and occupancy costs is the result of our placing into service additional buildings to support the growing number of ground traditional students in the Fall of 2017. Our instructional costs and services expenses as a percentage of net revenues decreased 1.0% to 40.3% for the three months ended March 31, 2018, from 41.3% for the three months ended March 31, 2017 primarily due to our ability to leverage our instructional costs and services personnel across an increasing revenue base in the first and fourth quarters when our ground traditional students are in session during the majority of the quarter. Bad debt expense stayed flat at 1.8% for the three months ended March 31, 2018 and 2017.

Admissions advisory and related expenses. Our admissions advisory and related expenses for the three months ended March 31, 2018 were $34.9 million, an increase of $2.9 million, or 9.0%, as compared to admissions advisory and related expenses of $32.0 million for the three months ended March 31, 2017. This increase is primarily the result of increases in employee compensation and related expenses including share based compensation, and other advisory related expenses of $2.5 million, and $0.4 million, respectively. The increase in employee compensation and related expenses is primarily due to tenure based salary adjustments and an increase in benefit costs between years. Our admissions advisory and related expenses as a percentage of revenue decreased 0.3% to 12.6% for the three months ended March 31, 2018, from 12.9% for the three months ended March 31, 2017 primarily due to our ability to leverage our admissions advisory personnel across an increasing revenue base.

Advertising expenses. Our advertising expenses for the three months ended March 31, 2018 were $25.7 million, an increase of $1.1 million, or 4.4%, as compared to advertising expenses of $24.6 million for the three months ended March 31, 2017. This increase is primarily the result of increased national brand advertising. Our advertising expenses as a percentage of net revenue decreased by 0.6% to 9.3% for the three months ended March 31, 2018, from 9.9% for the three months ended March 31, 2017.

Marketing and promotional expenses. Our marketing and promotional expenses for the three months ended March 31, 2018 were $2.7 million, an increase of $0.2 million, or 9.1%, as compared to marketing and promotional expenses of $2.5 million for the three months ended March 31, 2017. This increase is primarily the result of increases in employee compensation and related expenses including stock based compensation of $0.2 million. Our marketing and promotional expenses as a percentage of net revenue stayed flat at 1.0% for both the three months ended March 31, 2018 and 2017.

General and administrative expenses. Our general and administrative expenses for the three months ended March 31, 2018 was $11.3 million, an increase of $1.4 million, or 13.8%, as compared to general and administrative expenses of $9.9 million for the three months ended March 31, 2017. This increase was primarily due to increases in legal and other professional costs incurred primarily as a result of our consideration of the not-for-profit entity conversion of $0.9 million, and increases in employee compensation and related expenses including share based compensation of $0.5 million. The increase in employee compensation and related expenses is primarily due to tenure based salary adjustments and an increase in benefit costs between years. Our general and administrative expenses as a percentage of net revenue increased by 0.1% to 4.1% for the three months ended March 31, 2018, from 4.0% for the three months ended March 31, 2017 due to the increase in legal and other professional costs, partially offset by our ability to leverage the fixed costs structure of our general and administrative expenses across an increasing revenue base.

Interest expense. Interest expense for the three months ended March 31, 2018 was $0.3 million, a decrease of $0.3 million, as compared to interest expense of $0.6 million for the three months ended March 31, 2017. This decrease was primarily due to our decision not to renew our revolving line of credit on which we had drawn $25.0 million in the first quarter of 2017 prior to paying it off by quarter end, and to the higher capitalized interest we had in the current year due to an increase in capital spending over the prior year. Our interest expense decreased as a percentage of net revenue by 0.1% to 0.1% for the three months ended March 31, 2018, from 0.2% for the three months ended March 31, 2017.

Interest and other income. Interest and other income for the three months ended March 31, 2018 was $1.0 million, an increase of $1.0 million, as compared to nil in the three months ended March 31, 2017. This increase was primarily due to higher investment balances and higher investment returns as compared to the prior year.

Income tax expense. Income tax expense for the three months ended March 31, 2018 was $17.0 million, a decrease of $3.1 million, or 15.4%, as compared to income tax expense of $20.1 million for the three months ended March 31, 2017. Our effective tax rate was 18.8% during the first quarter of 2018 compared to 26.5% during the first quarter of 2017. This decrease is the result of a decrease in our effective tax rate partially offset by higher taxable income between periods. The lower effective tax rate year over year is a result of the Tax Cuts and Jobs Act (the “Act”) which was signed into law on December 22, 2017. The Act reduces the corporate federal tax rate from a maximum of 35% to a flat 21% rate effective January 1, 2018. Additionally, the University continues to receive the benefit of our adoption of the share-based compensation standard, in the first quarter of 2017. This standard required us to recognize excess tax benefits from share-based compensation awards that vested or settled in the consolidated income statement. The favorable impact from excess tax benefits was $5.3 million and $8.5 million in the three months ended March 31, 2018, and 2017, respectively. The inclusion of excess tax benefits and deficiencies as a component of our income tax expense will increase volatility within our provision for income taxes as the amount of excess tax benefits or deficiencies from share-based compensation awards are dependent on our stock price at the date the restricted awards vest, our stock price on the date an option is exercised, and the quantity of options exercised. Our restricted stock vests in March each year so the favorable benefit will primarily impact the first quarter each year.

Net income. Our net income for the three months ended March 31, 2018 was $73.7 million, an increase of $17.8 million, as compared to $55.9 million for the three months ended March 31, 2017, due to the factors discussed above.

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

Liquidity and Capital Resources

Liquidity. We financed our operating activities and capital expenditures during the three months ended March 31, 2018 and 2017 primarily through cash provided by operating activities. Our unrestricted cash and cash equivalents and investments were $334.8 million and $242.7 million at March 31, 2018 and December 31, 2017, respectively. Our restricted cash and cash equivalents at March 31, 2018 and December 31, 2017 were $72.8 million and $94.5 million, respectively. In December 2012, we entered into a new credit agreement, which increased our term loan to $100 million with a maturity date of December 2019. Indebtedness under the term loan is secured by our assets and is guaranteed by certain of our subsidiaries.

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

Since the inception of our share repurchase program, the University has purchased 3.5 million shares of common stock at an aggregate cost of $77.8 million. During the three months ended March 31, 2018, 5,379 shares of common stock were repurchased by the University. At March 31, 2018, there remains $97.2 million available under our share repurchase authorization.

Cash Flows

Operating Activities. Net cash provided by operating activities for the three months ended March 31, 2018 was $119.0 million as compared to $109.7 million for the three months ended March 31, 2017. The increase in cash generated from operating activities between the three months ended March 31, 2017 and the three months ended March 31, 2018 is primarily due to increased net income and the timing of income tax and employee related payments as well as changes in other working capital such as accounts payable, accrued liabilities, deferred revenue and student deposits.

Investing Activities. Net cash used in investing activities was $38.5 million and $48.6 million for the three months ended March 31, 2018 and 2017, respectively. Our cash used in investing activities was primarily related to the purchase of short-term investments and capital expenditures. Purchases of short-term investments net of proceeds of these investments was $3.2 million and $19.0 million during the three months ended March 31, 2018 and 2017, respectively. Capital expenditures were $35.2 million and $21.7 million for the three months ended March 31, 2018 and 2017, respectively. During the three-month period for 2018, capital expenditures primarily consisted of ground campus building projects such as the construction of two additional residence halls, an additional classroom building and parking garage to support our growing traditional student enrollment, as well as purchases of computer equipment, other internal use software projects and furniture and equipment to support our increasing employee headcount. Included in off-site development for 2018 is $0.2 million we spent on the student services building that is in close proximity to our ground traditional campus. During the three-month period for 2017, capital expenditures primarily consisted of ground campus building projects such as the construction of an additional dormitory to support our growing traditional student enrollment, land acquisitions adjacent to our campus, as well as purchases of computer equipment, other internal use software projects and furniture and equipment to support our increasing employee headcount. Included in off-site development for 2017 is $7.9 million we spent on the building and parking garage in close proximity to our ground traditional campus. Employees that work in two leased office buildings in the Phoenix area were relocated to this new building by the end of 2016.

Financing Activities. Net cash used in financing activities was $12.8 million and $33.1 million for the three months ended March 31, 2018 and 2017, respectively. During the three-month period for 2018, $11.5 million was used to purchase common shares withheld in lieu of income taxes resulting from the vesting of restricted share awards and $0.5 million was used to purchase treasury stock in accordance with the University’s share repurchase program, and principal payments on notes payable and capital leases totaled $1.7 million, partially offset by proceeds from the exercise of stock options of $0.9 million. During the three-month period for 2017, $25.0 million was used to repay the revolving line of credit, $9.5 million was used to purchase common shares withheld in lieu of income taxes resulting from restricted share awards and principal payments on notes payable and capital leases totaled $1.7 million, which amounts were partially offset by proceeds from the exercise of stock options of $3.1 million.

Contractual Obligations

The following table sets forth, as of March 31, 2018, the aggregate amounts of our significant contractual obligations and commitments with definitive payment terms due in each of the periods presented (in millions):

		Payments Due by Period
	Total	Less than 1 Year (1)	2-3 Years	4-5 Years	More than 5 Years
Long term notes payable	$64.9	$5.0	$59.9	$0.0	$0.0
Capital lease obligations	0.3	0.2	0.1	0.0	0.0
Purchase obligations(2)	100.4	91.1	6.7	2.6	0.0
Operating lease obligations	2.2	0.8	0.9	0.5	0.0

Total contractual obligations	$167.8	$97.1	$67.6	$3.1	$0.0

(1)	Payments due in less than one year represent expected expenditures from April 1, 2018 through December 31, 2018.
(2)	The purchase obligation amounts include expected spending by period under contracts that were in effect at March 31, 2018.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have had or are reasonably likely to have a material current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Impact of inflation. We believe that inflation has not had a material impact on our results of operations for the three months ended March 31, 2018 or 2017. There can be no assurance that future inflation will not have an adverse impact on our operating results and financial condition.

Market risk. On February 27, 2013, we entered into an interest rate corridor to manage our 30 Day LIBOR interest exposure from the variable rate debt, which debt matures in December 2019. The corridor instrument, which hedges variable interest rate risk starting March 1, 2013 through December 20, 2019 with a notional amount of $65.0 million as of March 31, 2018, permits us to hedge our interest rate risk at several thresholds. Under this arrangement, in addition to the credit spread we will pay variable interest rates based on the 30 Day LIBOR rates monthly until that index reaches 1.5%. If 30 Day LIBOR is equal to 1.5% through 3.0%, we will continue to pay 1.5%. If 30 Day LIBOR exceeds 3.0%, we will pay actual 30 Day LIBOR less 1.5%.

Except with respect to the foregoing, we have no derivative financial instruments or derivative commodity instruments. We invest cash in excess of current operating requirements in short-term certificates of deposit and money market instruments in multiple financial institutions.

Interest rate risk. We manage interest rate risk through the instruments noted above and by investing excess funds in cash equivalents, such as municipal mutual funds tied to various market indices, commercial paper rated at A1 or higher, certificates of deposit, and municipal bonds with a BBB rating or higher bearing variable interest rates, or individual bond coupon rates. Our future interest income may fall short of expectations due to changes in interest rates or we may suffer losses in principal if we are forced to sell securities that have declined in market value due to changes in interest rates. At March 31, 2018, a 10% increase or decrease in interest rates would not have a material impact on our future earnings, fair values, or cash flows. For information regarding our variable rate debt, see “Market risk” above.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective, as of March 31, 2018, in ensuring that material information relating to us required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in reports it files or submits under the Exchange Act is accumulated and communicated to management, including its principal executive officer or officers and principal financial officer or officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

There have been no material changes to the risk factors disclosed in the “Risk Factors” section of our Annual Report on Form 10-K for the year ended December 31, 2017.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sales of Unregistered Securities

None.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

Our Board of Directors has authorized the University to repurchase up to an aggregate of $175.0 million of common stock, from time to time, depending on market conditions and other considerations. The current expiration date on the repurchase authorization is December 31, 2018. Repurchases occur at the University’s discretion. Repurchases may be made in the open market or in privately negotiated transactions, pursuant to the applicable Securities and Exchange Commission rules. The amount and timing of future share repurchases, if any, will be made as market and business conditions warrant. During the three months ended March 31, 2018, we repurchased 5,379 shares of common stock. At March 31, 2018, there remains $97.2 million available under our share repurchase authorization.

The following table sets forth our share repurchases of common stock and our share repurchases in lieu of taxes, which are not included in the repurchase plan totals as they were approved in conjunction with the restricted share awards, during each period in the first quarter of fiscal 2018:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Dollar Value of Shares That May Yet Be Purchased Under the Program
Share Repurchases
January 1, 2018 – January 31, 2018	—	$—	—	$97,700,000
February 1, 2018 – February 28, 2018	379	$86.10	—	$97,700,000
March 1, 2018 – March 31, 2018	5,000	$95.10	—	$97,200,000

Total	5,379	$94.47	—	$97,200,000

Tax Withholdings
January 1, 2018 – January 31, 2018	—	$—	—	$—
February 1, 2018 – February 28, 2018	—	$—	—	$—
March 1, 2018 – March 31, 2018	118,921	$96.90	—	$—

Total	118,921	$96.90	—	$—

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

None.

Item 5.	Other Information

None.

Item 6.	Exhibits

(a) Exhibits

Number	Description	Method of Filing

3.1	Amended and Restated Certificate of Incorporation.	Incorporated by reference to Exhibit 3.1 to Amendment No. 6 to the University’s Registration Statement on Form S-1 filed with the SEC on November 12, 2008.

3.1.1	Certificate of Amendment of Amended and Restated Certificate of Incorporation.	Incorporated by reference to Appendix A to the University’s Proxy Statement for its 2016 Annual Meeting of Stockholders, filed with the SEC on April 29, 2016.

3.2	Third Amended and Restated Bylaws.	Incorporated by reference to Exhibit 3.1 to the University’s Current Report on Form 8-K filed with the SEC on October 29, 2014.

4.1	Specimen of Stock Certificate.	Incorporated by reference to Exhibit 4.1 to Amendment No. 2 to the University’s Registration Statement on Form S-1 filed with the SEC on September 29, 2008.

31.1	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

31.2	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. ††	Filed herewith.

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. ††	Filed herewith.

101.INS	XBRL Instance Document	Filed herewith.

101.SCH	XBRL Taxonomy Extension Schema	Filed herewith.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase	Filed herewith.

101.DEF	XBRL Taxonomy Extension Definition Linkbase	Filed herewith.

101.LAB	XBRL Taxonomy Extension Label Linkbase	Filed herewith.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase	Filed herewith.

†	Indicates a management contract or any compensatory plan, contract or arrangement.
††	This certification is being furnished solely to accompany this report pursuant to 18 U.S.C. Section 1350, and is not being filed for purposes of Section 18 of the Exchange Act, and is not to be incorporated by reference into any filings of the University, whether made before or after the date hereof, regardless of any general incorporation language in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GRAND CANYON EDUCATION, INC.

Date: May 2, 2018	By:	/s/ Daniel E. Bachus
Daniel E. Bachus
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)