Form 10-Q
period 2018-06-30
Grand Canyon Education, Inc.
filed 2018-08-08
CIK 1434588

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File Number: 001-34211

GRAND CANYON EDUCATION, INC.

(Exact name of registrant as specified in its charter)

DELAWARE	20-3356009
(State or other jurisdiction of Incorporation or organization)	(I.R.S. Employer Identification No.)

2600 W. Camelback Road

Phoenix, Arizona 85017

(Address, including zip code, of principal executive offices)

(602) 247-4400

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

The total number of shares of common stock outstanding as of August 3, 2018, was 48,227,073.

GRAND CANYON EDUCATION, INC.

FORM 10-Q

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

GRAND CANYON EDUCATION, INC.

Consolidated Income Statements

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands, except per share data)	2018	2017	2018	2017
Net revenue	$236,818	$218,301	$512,499	$466,507
Costs and expenses:
Instructional costs and services	102,237	95,030	213,264	197,604
Admissions advisory and related	34,254	31,085	69,108	63,057
Advertising	27,602	24,776	53,317	49,407
Marketing and promotional	2,268	2,264	4,952	4,724
General and administrative	11,969	10,058	23,278	19,999

Total costs and expenses	178,330	163,213	363,919	334,791

Operating income	58,488	55,088	148,580	131,716
Interest expense	(57)	(495)	(403)	(1,075)
Interest and other income	1,567	739	2,548	741

Income before income taxes	59,998	55,332	150,725	131,382
Income tax expense	13,960	15,485	31,006	35,623

Net income	$46,038	$39,847	$119,719	$95,759

Earnings per share:
Basic income per share	$0.97	$0.85	$2.52	$2.04

Diluted income per share	$0.95	$0.83	$2.47	$1.99

Basic weighted average shares outstanding	47,604	47,151	47,537	46,949

Diluted weighted average shares outstanding	48,411	48,192	48,422	48,131

The accompanying notes are an integral part of these consolidated financial statements.

GRAND CANYON EDUCATION, INC.

Consolidated Statements of Comprehensive Income

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2018	2017	2018	2017
Net income	$46,038	$39,847	$119,719	$95,759
Other comprehensive income, net of tax:
Unrealized gains (losses) on available-for-sale securities, net of taxes of $30 and $10 for the three months ended June 30, 2018 and 2017, respectively, and $38 and $232 for the six months ended June 30, 2018 and 2017, respectively	89	(17)	113	376
Unrealized gains (losses) on hedging derivatives, net of taxes of $26 and $42 for the three months ended June 30, 2018 and 2017, respectively, and $83 and $45 for the six months ended June 30, 2018 and 2017, respectively	78	(69)	252	(74)

Comprehensive income	$46,205	$39,761	$120,084	$96,061

The accompanying notes are an integral part of these consolidated financial statements.

GRAND CANYON EDUCATION, INC.

Consolidated Balance Sheets

	June 30,	December 31,
(In thousands, except par value)	2018	2017
	(Unaudited)
ASSETS:
Current assets
Cash and cash equivalents	$221,632	$153,474
Restricted cash and cash equivalents	—	94,534
Investments	76,522	89,271
Assets held for sale	974,353	—
Accounts receivable, net	—	10,908
Income tax receivable	315	2,086
Other current assets	8,748	24,589

Total current assets	1,281,570	374,862
Property and equipment, net	112,185	922,284
Prepaid royalties	2,615	2,763
Goodwill	2,941	2,941
Other assets	657	723

Total assets	$1,399,968	$1,303,573

LIABILITIES AND STOCKHOLDERS’ EQUITY:
Current liabilities
Accounts payable	$35,444	$29,139
Accrued compensation and benefits	23,634	23,173
Accrued liabilities	18,995	20,757
Income taxes payable	46	16,182
Liabilities held for sale	139,140	—
Student deposits	—	95,298
Deferred revenue	—	46,895
Current portion of notes payable	6,572	6,691

Total current liabilities	223,831	238,135
Other noncurrent liabilities	—	1,200
Deferred income taxes, noncurrent	19,218	18,362
Notes payable, less current portion	56,619	59,925

Total liabilities	299,668	317,622

Commitments and contingencies
Stockholders’ equity
Preferred stock, $0.01 par value, 10,000 shares authorized; 0 shares issued and outstanding at June 30, 2018 and December 31, 2017	—	—
Common stock, $0.01 par value, 100,000 shares authorized; 52,552 and 52,277 shares issued and 48,257 and 48,125 shares outstanding at June 30, 2018 and December 31, 2017, respectively	526	523
Treasury stock, at cost, 4,295 and 4,152 shares of common stock at June 30, 2018 and December 31, 2017, respectively	(113,757)	(100,694)
Additional paid-in capital	241,169	232,670
Accumulated other comprehensive loss	(515)	(724)
Retained earnings	972,877	854,176

Total stockholders’ equity	1,100,300	985,951

Total liabilities and stockholders’ equity	$1,399,968	$1,303,573

The accompanying notes are an integral part of these consolidated financial statements.

GRAND CANYON EDUCATION, INC.

Consolidated Statement of Stockholders’ Equity

(In thousands)

(Unaudited)

						Accumulated
					Additional	Other
	Common Stock		Treasury Stock		Paid-in	Comprehensive	Retained
	Shares	Par Value	Shares	Cost	Capital	Loss	Earnings	Total
Balance at December 31, 2017	52,277	$523	4,152	$(100,694)	$232,670	$(724)	$854,176	$985,951
Cumulative effect from the adoption of accounting pronouncements, net of taxes	—	—	—	—	—	—	(1,174)	(1,174)
Comprehensive income	—	—	—	—	—	365	119,719	120,084
Adoption impact – ASU 2018-02	—	—	—	—	—	(156)	156	—
Common stock purchased for treasury	—	—	15	(1,539)	—	—	—	(1,539)
Restricted shares forfeited	—	—	9	—	—	—	—	—
Share-based compensation	163	2	119	(11,524)	6,732	—	—	(4,790)
Exercise of stock options	112	1	—	—	1,767	—	—	1,768

Balance at June 30, 2018	52,552	$526	4,295	$(113,757)	$241,169	$(515)	$972,877	$1,100,300

The accompanying notes are an integral part of these consolidated financial statements.

GRAND CANYON EDUCATION, INC.

Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended June 30,
(In thousands)	2018	2017
Cash flows provided by operating activities:
Net income	$119,719	$95,759
Adjustments to reconcile net income to net cash provided by operating activities:
Share-based compensation	6,734	6,229
Provision for bad debts	8,669	7,830
Depreciation and amortization	27,971	26,856
Deferred income taxes	1,246	3,372
Other	1,018	214
Changes in assets and liabilities:
Accounts receivable	(7,784)	(8,458)
Prepaid expenses and other	(78)	(1,719)
Accounts payable	(1,373)	(1,708)
Accrued liabilities and employee related liabilities	2,502	(439)
Income taxes receivable/payable	(14,365)	1,042
Deferred rent	(189)	(222)
Deferred revenue	6,880	11,265
Student deposits	(7,288)	(6,361)

Net cash provided by operating activities	143,662	133,660

Cash flows used in investing activities:
Capital expenditures	(78,836)	(50,491)
Purchases of land and building improvements related to off-site development	(330)	(9,374)
Purchases of investments	(21,265)	(52,181)
Proceeds from sale or maturity of investments	32,996	25,363

Net cash used in investing activities	(67,435)	(86,683)

Cash flows used in financing activities:
Principal payments on notes payable and capital lease obligations	(3,433)	(3,400)
Net borrowings from revolving line of credit	—	(25,000)
Repurchase of common shares including shares withheld in lieu of income taxes	(13,063)	(9,657)
Net proceeds from exercise of stock options	1,768	5,895

Net cash used in financing activities	(14,728)	(32,162)

Reclassification of restricted cash to assets held for sale	(87,875)	—

Net (decrease) increase in cash and cash equivalents and restricted cash	(26,376)	14,815
Cash and cash equivalents and restricted cash, beginning of period	248,008	130,907

Cash and cash equivalents and restricted cash, end of period	$221,632	$145,722

Supplemental disclosure of cash flow information
Cash paid for interest	$379	$1,167
Cash paid for income taxes	$44,234	$31,718
Supplemental disclosure of non-cash investing and financing activities
Purchases of property and equipment included in accounts payable	$14,361	$7,118
Reclassification of capitalized costs – adoption of ASC 606	$9,015	$—
Reclassification of deferred revenue – adoption of ASC 606	$7,451	$—
Reclassification of tax effect within accumulated other comprehensive income	$156	$—

The accompanying notes are an integral part of these consolidated financial statements.

GRAND CANYON EDUCATION, INC.

Notes to Consolidated Financial Statements

(In thousands, except per share data)

(Unaudited)

1. Nature of Business

Grand Canyon Education, Inc. (together with its subsidiaries, the “Company” or “GCE”) is a comprehensive regionally accredited university that offers over 230 graduate and undergraduate degree programs, emphases and certificates across nine colleges both online and on ground at our over 275 acre campus in Phoenix, Arizona, at leased facilities and at facilities owned by third party employers. Our undergraduate programs are designed to be innovative and to meet the future needs of employers, while providing students with the needed critical thinking and effective communication skills developed through a Christian-oriented, liberal arts foundation. We offer master’s and doctoral degrees in contemporary fields that are designed to provide students with the capacity for transformational leadership in their chosen industry, emphasizing the immediate relevance of theory, application, and evaluation to promote personal and organizational change. The Company is accredited by The Higher Learning Commission (“HLC”). The Company’s wholly-owned subsidiaries are primarily used to facilitate expansion of the university campus. On July 1, 2018 the Company consummated a transaction that impacted the nature of our business. See Note 3 to our consolidated financial statements for a full description of this transaction (the “Transaction”).

2. Summary of Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. Intercompany transactions have been eliminated in consolidation.

Unaudited Interim Financial Information

The accompanying unaudited interim consolidated financial statements of the Company have been prepared in accordance with U.S. generally accepted accounting principles and pursuant to the rules and regulations of the United States Securities and Exchange Commission and the instructions to Form 10-Q and Article 10, consistent in all material respects with those applied in its financial statements included in its Annual Report on Form 10-K for the fiscal year ended December 31, 2017. They do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. Such interim financial information is unaudited but reflects all adjustments that in the opinion of management are necessary for the fair presentation of the interim periods presented. Interim results are not necessarily indicative of results for a full year. These consolidated financial statements should be read in conjunction with the Company’s audited financial statements and footnotes included in its Annual Report on Form 10-K for the fiscal year ended December 31, 2017 from which the December 31, 2017 balance sheet information was derived.

Restricted Cash and Cash Equivalents

A significant portion of the Company’s revenue is received from students who participate in government financial aid and assistance programs. Restricted cash and cash equivalents primarily represent amounts received from the federal and state governments under various student aid grant and loan programs, such as Title IV. The Company receives these funds subsequent to the completion of the authorization and disbursement process and holds them for the benefit of the student. The U.S. Department of Education (“Department of Education”) requires Title IV funds collected in advance of student billings to be restricted until the course begins. The University records all of these amounts as a current asset in restricted cash and cash equivalents. The majority of these funds remains as restricted for an average of 60 to 90 days from the date of receipt.

Investments

The Company considers its investments in municipal bonds, mutual funds, municipal securities, certificates of deposit and commercial paper as available-for-sale securities. Available-for-sale securities are carried at fair value, determined using Level 1 and Level 2 of the hierarchy of valuation inputs, with the use of quoted market prices and inputs other than quoted prices that are observable for the assets, with unrealized gains and losses, net of tax, reported as a separate component of other comprehensive income. Unrealized losses considered to be other-than-temporary are recognized currently in earnings. Amortization of premiums, accretion of discounts, interest and dividend income and realized gains and losses are included in interest and other income.

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

Derivative financial instruments enable the Company to manage its exposure to interest rate risk. The Company does not engage in any derivative instrument trading activity. Credit risk associated with the Company’s derivative is limited to the risk that a derivative counterparty will not perform in accordance with the terms of the contract. Exposure to counterparty credit risk is considered low because these agreements have been entered into with institutions with Aa or higher credit ratings, and they are expected to perform fully under the terms of the agreements.

On February 27, 2013, the Company entered into an interest rate corridor to manage its 30 Day LIBOR interest exposure related to its variable rate debt. The fair value of the interest rate corridor instrument as of June 30, 2018 and December 31, 2017 was $829 and $509, respectively, which is included in other assets. The fair value of the derivative instrument was determined using a hypothetical derivative transaction and Level 2 of the hierarchy of valuation inputs. This derivative instrument was originally designated as a cash flow hedge of variable rate debt obligations. The adjustment of $335 and $119 for the six months ended June 30, 2018 and 2017, respectively, for the effective portion of the gains and losses on the derivatives is included as a component of other comprehensive income, net of taxes.

The interest rate corridor instrument reduces variable interest rate risk starting March 1, 2013 through December 20, 2019 with a notional amount of $63,333 as of June 30, 2018. The corridor instrument’s terms permit the Company to hedge its interest rate risk at several thresholds; the Company pays variable interest monthly based on the 30 Day LIBOR rates until that index reaches 1.5%. If 30 Day LIBOR is equal to 1.5% through 3.0%, the Company pays 1.5%. If 30 Day LIBOR exceeds 3.0%, the Company pays actual 30 Day LIBOR less 1.5%.

As of June 30, 2018, no derivative ineffectiveness was identified. Any ineffectiveness in the Company’s derivative instrument designated as a hedge is reported in interest expense in the income statement. At June 30, 2018, the Company does not expect to reclassify gains or losses on derivative instruments from accumulated other comprehensive income (loss) into earnings during the next 12 months.

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

Revenue Recognition

On January 1, 2018, the Company adopted “Revenue from Contracts with Customers” using the modified retrospective method applied to all contracts. Net revenues consist primarily of tuition, net of scholarships, and fees derived from courses taught by the Company online, on ground at its over 275 acre campus in Phoenix, Arizona, and at facilities it leases or those of employers, as well as from related educational resources that the Company provides to its students, such as access to online materials. Tuition revenue is recognized pro-rata over the applicable period of instruction. A contract is entered into with a student and covers a course or semester. Revenue recognition occurs once a student starts attending a course. The Company also charges online students an upfront learning management fee, which is deferred and recognized over the initial course. The Company has no costs that are capitalized to obtain or to fulfill a contract with a customer. Ancillary revenues include housing and fee revenues that are recognized over the period the

GRAND CANYON EDUCATION, INC.

Notes to Consolidated Financial Statements

(In thousands, except per share data)

(Unaudited)

services are provided and include revenues from sales and services such as food and beverage, merchandise, hotel, golf and arena events that are recognized as sales occur or services are performed as these services are transferred at a point in time. For the six months ended June 30, 2018 and 2017, the Company’s revenue was reduced by approximately $101,176 and $91,703, respectively, as a result of scholarships that the Company offered to students. Sales tax collected from students is excluded from net revenues. Collected but unremitted sales tax is included as an accrued liability in our consolidated balance sheet.

The following table presents our revenues disaggregated by the nature of transfer of services for the six months ended June 30, 2018:

Tuition revenues	$522,430
Ancillary revenues (housing, meals, fees, golf, hotel, arena, other)	91,245

Total revenues	613,675

Scholarships	(101,176)

Net Revenues	$512,499

The Company’s receivables represent unconditional rights to consideration from its contracts with students; accordingly, students are not billed until they start attending a course and the revenue recognition process has commenced. Once a student has been invoiced payment is due immediately. Included in each invoice to the student are all educational related items including tuition, net of scholarships, housing, educational materials, fees, etc. The Company does not have any contract assets. The Company’s contract liabilities are reported as deferred revenue and student deposits in the consolidated balance sheets. Deferred revenue and student deposits in any period represent the excess of tuition, fees, and other student payments received as compared to amounts recognized as revenue on the consolidated income statement and are reflected as current liabilities in the accompanying consolidated balance sheets. The Company’s education programs have starting and ending dates that differ from its fiscal quarters. Therefore, at the end of each fiscal quarter, a portion of revenue from these programs is not yet earned. The majority of its traditional ground students do not attend courses during the summer months (May through August), which affects our results for our second and third fiscal quarters.

The Company has identified a performance obligation associated with the provision of its educational instruction and other educational services, housing services, and other academic related services and uses the output measure for recognition as the period of time over which the services are provided to our students. The Company has identified performance obligations related to its hotel, golf course, restaurants, sale of branded promotional items and other ancillary activities and recognizes revenue at the point in time goods or services are provided to its customers. The Company maintains an institutional tuition refund policy, which provides for all or a portion of tuition to be refunded if a student withdraws during stated refund periods. Certain states in which students reside impose separate, mandatory refund policies, which override the Company’s policy to the extent in conflict. If a student withdraws at a time when only a portion, or none of the tuition is refundable, then in accordance with its revenue recognition policy, the Company continues to recognize the tuition that was not refunded pro-rata over the applicable period of instruction. The Company does not record revenue on amounts that may be refunded. However, for students that have taken out financial aid to pay their tuition and for which a return of such money to the Department of Education under Title IV is required as a result of his or her withdrawal, the Company reassesses collectability for these students each quarter for the estimated revenue that will be returned and recognizes the revenue in future periods when payment is received. The Company has elected the short-term contract exemption with respect to its performance obligations under its contracts with students as all such contracts have original terms of less than one year.

Allowance for Doubtful Accounts

The Company records an allowance for doubtful accounts for estimated losses resulting from the inability, failure or refusal of its students to make required payments, which includes the recovery of financial aid funds advanced to a student for amounts in excess of the student’s cost of tuition and related fees. The Company determines the adequacy of its allowance for doubtful accounts based on an analysis of its historical bad debt experience, current economic trends, the aging of the accounts receivable and student status. The Company applies reserves to its receivables based upon an estimate of the risk presented by the age of the receivables and student status. The Company writes off accounts receivable balances at the earlier of the time the balances were deemed uncollectible, or one year after the revenue is generated. The Company accelerates the write off of inactive student accounts such that the accounts are written off by day 150. The Company reflects accounts receivable with an offsetting allowance as long as management believes there is a reasonable possibility of collection. Bad debt expense is recorded as an instructional costs and services expense in the consolidated income statement.

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

Commitments and Contingencies

The Company accrues for contingent obligations when it is probable that a liability has been incurred and the amount is reasonably estimable. When the Company becomes aware of a claim or potential claim, the likelihood of any loss exposure is assessed. If it is probable that a loss will result and the amount of the loss is estimable, the Company records a liability for the estimated loss. If the loss is not probable or the amount of the potential loss is not estimable, the Company will disclose the claim if the likelihood of a potential loss is reasonably possible and the amount of the potential loss could be material. Estimates that are particularly sensitive to future changes include tax, legal, and other regulatory matters, which are subject to change as events evolve, and as additional information becomes available during the administrative and litigation process. The Company expenses legal fees as incurred.

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

Accounting Pronouncements Adopted in 2018

In May 2014, the FASB issued “Revenue from Contracts with Customers, as amended.” The standard is a comprehensive new revenue recognition model that requires revenue to be recognized in a manner to depict the transfer of goods or services to a customer at an amount that reflects the consideration expected to be received in exchange for those goods or services. The accounting guidance also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgements and changes in judgements and assets recognized from costs incurred to obtain or fulfill a contract. The Company adopted this new standard on January 1, 2018, using the modified retrospective method applied to all contracts. The adoption of this guidance did not have a material impact on the Company’s financial condition, results of operations or statement of cash flows. The Company elected the short-term contract exemption with respect to disclosures associated with its performance obligations as all performance obligations as of the end of any reporting period have original terms of less than a year. The cumulative effect for the Company upon adoption of this new standard was $1,174, net of tax. The adoption impact resulted from the removal of $9,015 of costs that were direct and incremental previously capitalized for online students, and the removal of deferred revenue from an upfront learning fee of $7,451. These fees are no longer capitalized and amortized over the average expected term of a student. The fee is now amortized over the first course for the online student.

In January 2016, the FASB issued “Financial Instruments – Overall: Recognition and Measurement of Financial Assets and Financial Liabilities.” The standard addresses certain aspects of recognition, measurement, presentation, and disclosure of financial instruments. Most prominent among the amendments is the requirement for changes in the fair value of equity investments, with certain exceptions, to be recognized through net income rather than other comprehensive income (“OCI”). This standard is effective for fiscal years, and interim periods within those years, beginning after December 15, 2017, and early adoption is not permitted. Accordingly, the standard is effective for us as of January 1, 2018. The adoption of this guidance did not have a material impact on the Company’s financial condition, results of operations or statement of cash flows.

In February 2018, the FASB issued “Income Statement – Reporting Comprehensive Income.” This standard allows a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the Tax Cuts and Jobs Act. Elimination of the stranded tax effects resulting from the Tax Cuts and Jobs Act and will improve the usefulness of information reported to financial statement users. This standard is effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. Early adoption is permitted, including adoption in any interim period. Accordingly, the standard was adopted by us as of April 1, 2018. The adoption of this guidance did not have a material impact on the Company’s financial condition, results of operations or statement of cash flows.

Recent Accounting Pronouncements

In February 2016, the FASB issued “Leases.” The standard establishes a right-of-use (“ROU”) model that requires a lessee to recognize a ROU asset and a lease liability on the balance sheet for all leases with lease terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. This standard is effective for fiscal years, and interim periods within those years, beginning after December 15, 2018, and early adoption is permitted. Accordingly, the standard is effective for us on January 1, 2019 using a modified retrospective transition approach. A modified retrospective transition approach is required for lessees for capital and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available. The Company continues to evaluate the impact that the future adoption of this standard will have on our consolidated financial statements and we believe the adoption will slightly increase our assets and liabilities, and will increase our financial statement disclosures.

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

The Company has determined that no other recent accounting pronouncements apply to its operations or could otherwise have a material impact on its consolidated financial statements.

3. Subsequent Event and Assets and Liabilities Held for Sale

Asset Purchase Agreement and Related Agreements

On July 1, 2018, the Company consummated an Asset Purchase Agreement (the “Asset Purchase Agreement”) with Gazelle University, an Arizona nonprofit corporation. Prior to the consummation of the transactions contemplated by the Asset Purchase Agreement, the Company operated Grand Canyon University (“GCU”). Upon the closing of the transaction, Gazelle University changed its name to Grand Canyon University (“New GCU”).

Pursuant to the Asset Purchase Agreement:

•

The Company transferred to New GCU the real property and improvements comprising the GCU campus as well as tangible and intangible academic and related operations and assets related to GCU (the “Transferred Assets”), and New GCU assumed liabilities related to the Transferred Assets. Accordingly, GCU is now owned and operated by New GCU. The Asset Purchase Agreement contains customary representations, warranties, covenants, agreements and indemnities.

•

The base purchase price that New GCU paid for the Transferred Assets at closing was $869,120, which reflected the book value of the tangible Transferred Assets as of July 1, 2018. The base purchase price amount is subject to a post-closing adjustment to ensure that the final purchase price is equivalent to the lesser of the book value of the tangible Transferred Assets as of July 1, 2018 or the fair market value of the Transferred Assets at such date as determined by third party appraisals (in each case, plus $1.00 for the intangible Transferred Assets).

•

New GCU paid the purchase price for the Transferred Assets by issuing to the Company a senior secured note (the “Secured Note”) that is governed by a credit agreement between the Company and New GCU (the “Credit Agreement”). The Credit Agreement contains customary commercial credit terms, including affirmative and negative covenants applicable to New GCU, and provides that the Secured Note bears interest at an annual rate of 6.0%, has a maturity date of June 30, 2025, and is secured by all of the assets of New GCU. The Secured Note provides for New GCU to make interest only payments during the term, with all principal and accrued and unpaid interest due at maturity and also provides that the Company will loan additional amounts to New GCU to fund approved capital expenditures during the first three years of the term on the terms set forth therein.

•

In connection with the closing of the Asset Purchase Agreement, the Company and New GCU entered into a long-term master services agreement (the “Master Services Agreement”) pursuant to which the Company will provide identified technological, counseling, marketing, financial aid processing and other support services to New GCU in return for 60% of New GCU’s tuition and fee revenue. The Master Services Agreement has an initial term of fifteen (15) years, subject to renewal options, although New GCU has the right to terminate the Master Services Agreement early after the later of seven (7) years or the payment in full of the Secured Note. If New GCU were to terminate the Master Services Agreement early, then New GCU will be required to pay the Company a termination fee equal to one-hundred percent (100%) of the fees paid in the trailing twelve (12) month period. If the Master Services Agreement were not renewed after the initial fifteen (15) year term, New GCU would be required to pay the Company a non-renewal fee equal to fifty percent (50%) of the fees paid in the trailing twelve (12) month period.

GRAND CANYON EDUCATION, INC.

Notes to Consolidated Financial Statements

(In thousands, except per share data)

(Unaudited)

On March 5, 2018, the HLC notified GCU that it had approved the change of control application that GCU had filed in connection with the proposed transaction. In addition, on April 26, 2018, the Arizona State Board for Private Postsecondary Education also approved GCU’s supplemental license application for a change of ownership and control effective upon the closing of the proposed transaction. On January 18, 2018, GCU voluntarily filed a request for pre-acquisition review of the transaction with the U.S. Department of Education (“ED”) seeking ED’s review of the proposed transaction and input as to any regulatory limitations, such as a letter of credit or growth restrictions, that ED may choose to impose on New GCU following the closing of the transaction. While this review process typically takes up to forty-five days from the date of the request, ED’s review of GCU’s request is not yet complete. GCU has had ongoing engagement with ED about the transaction throughout the review process, however, and, based on this engagement and a number of other factors, including the historical financial strength and performance of GCU, the importance to GCU of completing the transaction and reverting to its historical nonprofit status, and advice from the respective counsel to the Company and New GCU about the risks involved in closing the transaction prior to receiving ED’s feedback, the Board of Directors of the Company and the board of trustees of New GCU concluded that the benefits of consummating the transaction at this time were numerous and any regulatory limitations imposed by ED could be managed (particularly since GCU’s regional accreditor and state regulator had already approved the transaction).

As a result of this transaction, effective July 1, 2018, various aspects of the Company’s operations changed in important ways. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Change in the Structure of Our Operations.”

Assets and Liabilities Held for Sale

The Company received Board approval to consummate the transactions contemplated by the Asset Purchase Agreement on June 28, 2018, and completed the transaction on July 1, 2018. As a result, the Company has determined that we have met the accounting requirements to classify assets and liabilities held for sale as of June 30, 2018. The Company has elected not to reclassify the comparative balance sheet amounts related to assets and liabilities held for sale. Accordingly, the following balances were reclassified to assets held for sale and liabilities held for sale as of June 30, 2018:

Restricted cash and cash equivalents	$87,875
Accounts receivable, net	9,780
Other assets	7,578
Property and equipment, net of accumulated depreciation of $166,066	869,120

Total assets held for sale, current	$974,353

Accrued and other liabilities	$4,727
Student deposits	88,010
Deferred revenue	46,324
Note payable	79

Total liabilities held for sale, current	$139,140

The Company received a Secured Note for the Transferred Assets. The Company also transferred cash equal to $43,475 as part of the closing. Except for identified liabilities assumed by New GCU, GCE retained responsibility for all liabilities of the business arising from pre-closing operations. The Company does not expect to have a book gain or loss as a result of the transaction. However, the Company is expecting expenses to be recorded in the third quarter of 2018 related to the Transaction incurred on July 1, 2018 of approximately $23,700. Included in this amount is $17,446 of share-based compensation expense resulting from the modification of previously issued restricted stock grants for New GCU employees and a $3,037 asset impairment.

Variable Interest Entity and Related Party Considerations

ASC 810-10-15-17 provides scope exceptions to the variable interest entity analysis that include a not-for profit entity carve out. New GCU is not a related party to the Company in accordance with ASC Topic 850. The following factors were considered:

•	Since New GCU is a non-profit corporation, the Company has no ownership interest or voting rights in New GCU.

GRAND CANYON EDUCATION, INC.

Notes to Consolidated Financial Statements

(In thousands, except per share data)

(Unaudited)

•

New GCU is a separate non-profit entity under the control of an independent board of trustees, none of whose members have ever served in a management or corporate board role at the Company. New GCU’s board of trustees has adopted bylaws and a related conflict of interest policy that, among other things, (i) prevents any trustee of New GCU from attending any meeting, or voting on any matter, as to which such trustee has a conflict of interest, (ii) establishes a special committee of independent trustees to oversee on behalf of New GCU all matters related to the Master Services Agreement and New GCU’s relationship with the Company, and (iii) prohibits any trustee from having any financial interest in, or role with, the Company. Accordingly, the Company’s relationship with New GCU, both pursuant to the Master Services Agreement and operationally, is no longer as owner and operator, but as a third party service provider to an independent customer. While the Company believes that its relationship with New GCU will remain strong, New GCU’s board of trustees and management will have fiduciary and other duties that will require them to focus on the best interests of New GCU and over time those interests could diverge from those of the Company.

•

Mr. Brian M. Mueller has served as the Chief Executive Officer of the Company since 2008 and the Chairman of the Board of the Company since 2017 and has also served as the President of GCU since 2012. The Board of Directors of the Company and the board of trustees of New GCU have each determined that Mr. Mueller should retain those roles. Accordingly, Mr. Mueller will remain the Chairman of the Board and Chief Executive Officer of the Company and will continue to serve as the President of New GCU. As noted above, however, Mr. Mueller will be prohibited from serving on the board of trustees of New GCU. Aside from Mr. Mueller, no other employee of New GCU or GCE has a dual role in both organizations. A structure has been put in place that prevents Mr. Mueller from participating in negotiations between the Company and New GCU, including with respect to the Master Services Agreement.

•

The terms of the Master Services Agreement do not provide the Company with the authority over decision making related to day-to-day operations of New GCU, including, without limitation, (i) selecting, hiring and firing personnel, (ii) selecting and adopting academic programs and courses, (iii) establishing admission standards and admitting students, (iv) overseeing instruction, (v) setting credit and student performance requirements, (vi) determining graduation requirements, and (vii) conferring degrees. Per the terms of the MSA, New GCU retains sole decision making authority related to such day-to-day operations.

•

If New GCU were to default under the Credit Agreement, the Company would be able to pursue assets of New GCU, which are pledged as collateral for the Secured Note. However, the Company would not become the owner or operator of New GCU.

•	There is no parent entity and subsidiary relationship between the Company and New GCU.

•	The Company and New GCU both engaged their own outside corporate counsel, outside regulatory counsel, and financial advisors to represent each party’s interest.

•

New GCU obtained fair market valuations to validate that the Asset Purchase Agreement was at or below fair market value. The Secured Note was negotiated at fair market value terms and at a fair market value rate.

Second Amendment to Credit Agreement

The Company is a party to a credit agreement with Bank of America, N.A. as Administrative Agent, and other lenders, dated December 21, 2012 and amended as of January 15, 2016. Effective July 1, 2018, the Company and the lenders amended the credit agreement (the “Amendment”). Under the terms of the Amendment, (a) the lenders released the collateral securing the Company’s obligations under the credit agreement in order to enable the Company to consummate the Asset Purchase Agreement described above and modified certain financial and regulatory covenants to reflect the transactions described above, including the fact that the Company no longer operates a regulated educational institution, and (b) the Company (i) provided to the Administrative Agent cash collateral securing its remaining obligations under the credit agreement until such time as the transactions pursuant to the Asset Purchase Agreement have been approved by ED, and (ii) agreed to collaterally assign its rights under the Asset Purchase Agreement, the Secured Note and the Master Services Agreement. The credit agreement, as amended by the Amendment, contains standard covenants, including covenants that, among other things, restrict the Company’s ability to incur additional debt or make certain investments and that require the Company to maintain a certain financial condition.

GRAND CANYON EDUCATION, INC.

Notes to Consolidated Financial Statements

(In thousands, except per share data)

(Unaudited)

4. Investments

The following is a summary of investments as of June 30, 2018 and December 31, 2017. The Company considered all investments as available for sale.

	As of June 30, 2018
	Adjusted Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Estimated Fair Value
Municipal securities	$76,783	$2	$(263)	$76,522

Total investments	$76,783	$2	$(263)	$76,522

	As of December 31, 2017
	Adjusted Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Estimated Fair Value
Municipal securities	$84,768	$—	$(409)	$84,359
Certificates of Deposit	$4,915	$—	$(3)	$4,912

Total investments	$89,683	$—	$(412)	$89,271

The cash flows of municipal securities are backed by the issuing municipality’s credit worthiness. All municipal securities are due in one year or less as of June 30, 2018. For the six months ended June 30, 2018, the net unrealized losses on available-for-sale securities was $196, net of taxes.

5. Net Income Per Common Share

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Denominator:
Basic weighted average shares outstanding	47,604	47,151	47,537	46,949
Effect of dilutive stock options and restricted stock	807	1,041	885	1,182

Diluted weighted average shares outstanding	48,411	48,192	48,422	48,131

Diluted weighted average shares outstanding excludes the incremental effect of unvested restricted stock and shares that would be issued upon the assumed exercise of stock options in accordance with the treasury stock method. For the six months ended June 30, 2018 and 2017, approximately 0 and 4, respectively, of the Company’s stock options and restricted stock awards outstanding were excluded from the calculation of diluted earnings per share as their inclusion would have been anti-dilutive. These options and restricted stock awards could be dilutive in the future.

GRAND CANYON EDUCATION, INC.

Notes to Consolidated Financial Statements

(In thousands, except per share data)

(Unaudited)

6. Allowance for Doubtful Accounts

	Balance at Beginning of Period	Charged to Expense	Deductions(1)	Balance at End of Period
Six months ended June 30, 2018	$5,907	8,669	(8,483)	$6,093
Six months ended June 30, 2017	$5,918	7,830	(8,179)	$5,569

(1)	Deductions represent accounts written off, net of recoveries.

7. Property and Equipment

Property and equipment consist of the following:

	June 30, 2018	December 31, 2017
Land	$5,579	$160,126
Land improvements	2,242	25,630
Buildings	51,409	595,384
Buildings and leasehold improvements	9,564	117,460
Equipment under capital leases	4,434	5,937
Computer equipment	79,934	116,477
Furniture, fixtures and equipment	4,844	63,470
Internally developed software	36,548	36,173
Other	1,098	1,176
Construction in progress	4,489	32,390

	200,141	1,154,223
Less accumulated depreciation and amortization	(87,956)	(231,939)

Property and equipment, net	$112,185	$922,284

8. Commitments and Contingencies

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

Tax Reserves, Non-Income Tax Related

From time to time the Company has exposure to various non-income tax related matters that arise in the ordinary course of business. The Company reserve is not material for tax matters where its ultimate exposure is considered probable and the potential loss can be reasonably estimated.

GRAND CANYON EDUCATION, INC.

Notes to Consolidated Financial Statements

(In thousands, except per share data)

(Unaudited)

9. Share-Based Compensation

Incentive Plan

Prior to June 2017, the Company made grants of restricted stock and stock options under its 2008 Equity Incentive Plan (the “2008 Plan”). In January 2017, the Board of Directors of the Company approved, and at the Company’s 2017 annual meeting of stockholders held on June 14, 2017, the Company’s stockholders adopted a 2017 Equity Incentive Plan (the “2017 Plan”) under which a maximum of 3,000 shares may be granted. As of June 30, 2018, 1,861 shares were available for grants under the 2017 Plan. All grants of equity incentives made after June 2017 will be made from the 2017 Plan.

Restricted Stock

During the six months ended June 30, 2018, the Company granted 160 shares of common stock with a service vesting condition to certain of its executives, officers, faculty and employees. The restricted shares have voting rights and vest in five annual installments of 20%, with this first installment vesting in March of the calendar year following the date of grant (the “first vesting date”) and on each of the four anniversaries of the first vesting date. Upon vesting, shares will be held in lieu of taxes equivalent to the minimum statutory tax withholding required to be paid when the restricted stock vests. During the six months ended June 30, 2018, the Company withheld 119 shares of common stock in lieu of taxes at a cost of $11,524 on the restricted stock vesting dates. In June 2018, following the annual stockholders meeting, the Company granted 3 shares of common stock under the 2017 Plan to the non-employee members of the Company’s Board of Directors. The restricted shares granted to these directors have voting rights and vest on the earlier of (a) the one year anniversary of the date of grant or (b) immediately prior to the following year’s annual stockholders’ meeting.

A summary of the activity related to restricted stock granted under the Company’s Incentive Plan since December 31, 2017 is as follows:

	Total Shares	Weighted Average Grant Date Fair Value per Share
Outstanding as of December 31, 2017	776	$49.16
Granted	163	$92.34
Vested	(301)	$42.01
Forfeited, canceled or expired	(9)	$60.84

Outstanding as of June 30, 2018	629	$63.62

Stock Options

During the three months ended June 30, 2018, no options were granted. A summary of the activity since December 31, 2017 related to stock options granted under the Company’s Incentive Plan is as follows:

	Summary of Stock Options Outstanding
	Total Shares	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value ($)(1)
Outstanding as of December 31, 2017	694	$17.31
Granted	—	$—
Exercised	(112)	$15.72
Forfeited, canceled or expired	—	$—

Outstanding as of June 30, 2018	582	$17.62	2.30	$54,657

Exercisable as of June 30, 2018	582	$17.62	2.30	$54,657

(1)

Aggregate intrinsic value represents the value of the Company’s closing stock price on June 29, 2018 ($111.61) in excess of the exercise price multiplied by the number of shares underlying options outstanding or exercisable, as applicable.

GRAND CANYON EDUCATION, INC.

Notes to Consolidated Financial Statements

(In thousands, except per share data)

(Unaudited)

Share-based Compensation Expense

The table below outlines share-based compensation expense for the six months ended June 30, 2018 and 2017 related to restricted stock and stock options granted:

	2018	2017
Instructional costs and services	$4,243	$3,921
Admissions advisory and related expenses	150	82
Marketing and promotional	35	77
General and administrative	2,306	2,149

Share-based compensation expense included in operating expenses	6,734	6,229
Tax effect of share-based compensation	(1,683)	(2,491)

Share-based compensation expense, net of tax	$5,051	$3,738

10. Regulatory

The Company is subject to extensive regulation by federal and state governmental agencies and accrediting bodies. In particular, the Higher Education Act of 1965, as amended (the “Higher Education Act”), and the regulations promulgated thereunder by the Department of Education, subject the Company to significant regulatory scrutiny on the basis of numerous standards that schools must satisfy in order to participate in the various federal student financial assistance programs under Title IV of the Higher Education Act.

To participate in the Title IV programs, an institution must be authorized to offer its programs of instruction by the relevant agency of the state in which it is located, accredited by an accrediting agency recognized by the Department of Education and certified as eligible by the Department of Education. The Department of Education will certify an institution to participate in the Title IV programs only after the institution has demonstrated compliance with the Higher Education Act and the Department of Education’s extensive regulations regarding institutional eligibility. An institution must also demonstrate its compliance to the Department of Education on an ongoing basis. The Company’s accreditation has been reaffirmed by the Higher Learning Commission (“HLC”) after a comprehensive review of the institution’s academic offerings, governance and administration, mission, finances and resources during an on-site visit in November 2016. The accreditation was reaffirmed by the HLC’s Institutional Actions council at its meeting on February 28, 2017 with no requirements for any monitoring or interim reports. The comprehensive review occurs every 10 years, along with a mid-term report in year four. As of June 30, 2018, management believes the Company is in compliance with the applicable regulations in all material respects.

Because the Company operates in a highly regulated industry, it, like other industry participants, may be subject from time to time to investigations, claims of non-compliance, or lawsuits by governmental agencies or third parties, which allege statutory violations, regulatory infractions, or common law causes of action. While there can be no assurance that regulatory agencies or third parties will not undertake investigations or make claims against the Company, or that such claims, if made, will not have a material adverse effect on the Company’s business, results of operations or financial condition, management believes the Company is in compliance with applicable regulations in all material respects.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the financial statements and related notes that appear elsewhere in this report.

Forward-Looking Statements

This Quarterly Report on Form 10-Q, including Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations, contains certain “forward-looking statements” within the meaning of Section 27A of Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements include, without limitation, statements regarding: the Transaction; proposed new programs; statements as to whether regulatory developments or other matters may or may not have a material adverse effect on our financial position, results of operations, or liquidity; statements concerning projections, predictions, expectations, estimates, or forecasts as to our business, financial and operational results, and future economic performance; and statements of management’s goals and objectives and other similar expressions concerning matters that are not historical facts. Words such as “may,” “should,” “could,” “would,” “predicts,” “potential,” “continue,” “expects,” “anticipates,” “future,” “intends,” “plans,” “believes,” “estimates” and similar expressions, as well as statements in future tense, identify forward-looking statements.

Forward-looking statements should not be read as a guarantee of future performance or results, and will not necessarily be accurate indications of the times at, or by, which such performance or results will be achieved. Forward-looking statements are based on information available at the time those statements are made or management’s good faith belief as of that time with respect to future events, and are subject to risks and uncertainties that could cause actual performance or results to differ materially from those expressed in or suggested by the forward-looking statements. Important factors that could cause such differences include, but are not limited to:

•

the failure of the Company to operate successfully as a third party service provider to New GCU, and New GCU’s failure to operate GCU as a university as successfully as it was previously operated by the Company;

•	the occurrence of any event, change or other circumstance that could give rise to the termination of any of the key Transaction agreements;

•	the effect of the announcement of the Transaction on the Company’s ability to retain and hire key personnel, or on its operating results and business generally;

•	the risk that stockholder litigation in connection with the Transaction may result in significant costs of defense, indemnification and liability;

•

our failure to comply with the extensive regulatory framework applicable to us either directly as a third party service provider or indirectly through our university client, including Title IV of the Higher Education Act and the regulations thereunder, state laws and regulatory requirements, and accrediting commission requirements;

•	the ability of our university client’s students to obtain federal Title IV funds, state financial aid, and private financing;

•

potential damage to our reputation or other adverse effects as a result of negative publicity in the media, in the industry or in connection with governmental reports or investigations or otherwise, affecting us or other companies in the education services sector;

•

risks associated with changes in applicable federal and state laws and regulations and accrediting commission standards, including pending rulemaking by ED applicable to us directly or indirectly through our university client;

•	competition from other education service companies in our geographic region and market sector, including competition for students, qualified executives and other personnel;

•

our ability to properly manage risks and challenges associated with strategic initiatives, including potential acquisitions or divestitures of, or investments in, new businesses, acquisitions of new properties and new university clients, and expansion of services provided to our existing university client;

•	our expected tax payments and tax rate, including the effect of the Tax Cuts and Jobs Act of 2017;

•	our ability to hire and train new, and develop and train existing, employees;

•	the pace of growth of our university client’s enrollment and its effect on the pace of our own growth;

•	our ability to, on behalf of our university client, convert prospective students to enrolled students and to retain active students to graduation;

•	our success in updating and expanding the content of existing programs and developing new programs in a cost-effective manner or on a timely basis for our university client;

•	risks associated with the competitive environment for marketing the programs of our university client;

•	failure on our part to keep up with advances in technology that could enhance the experience for our university client’s students;

•

the extent to which obligations under our credit agreement, including the need to comply with restrictive and financial covenants and to pay principal and interest payments, limits our ability to conduct our operations or seek new business opportunities;

•	our ability to manage future growth effectively; and

•	general adverse economic conditions or other developments that affect the job prospects of our university client’s students.

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

Explanatory Note

On July 1, 2018, the Company consummated an Asset Purchase Agreement (the “Asset Purchase Agreement”) with Gazelle University, an Arizona nonprofit corporation. Prior to the consummation of the transactions contemplated by the Asset Purchase Agreement, the Company owned and operated Grand Canyon University (“GCU”) a comprehensive university, regionally accredited by The Higher Learning Commission (the “HLC”), that offers over 230 graduate and undergraduate degree programs, emphases and certificates across nine colleges both online and on ground at its over 275 acre campus in Phoenix, Arizona. Upon the closing of the transaction, Gazelle University changed its name to Grand Canyon University (“New GCU”).

Pursuant to the Asset Purchase Agreement, among other things:

•

The Company transferred to New GCU the real property and improvements comprising the GCU campus as well as tangible and intangible academic and related operations and assets related to GCU (the “Transferred Assets”), and New GCU assumed liabilities related to the Transferred Assets. Accordingly, GCU is now owned and operated by New GCU; and

•

In connection with the closing of the Asset Purchase Agreement, the Company and New GCU entered into a long-term master services agreement (the “Master Services Agreement”) pursuant to which the Company will provide identified technological, counseling, marketing, financial aid processing and other support services to New GCU in return for 60% of New GCU’s tuition and fee revenue.

See Note 3 to Consolidated Financial Statements for a full description of this transaction.

Prior to July 1, 2018, the Company owned and operated GCU. Accordingly, the results of operations discussed herein reflect the Company’s operations prior to July 1, 2018 which was made up exclusively of the operations of GCU. The results of operations in future periods will not include the operations of New GCU but rather will reflect the operations of the Company as a service/technology provider as described below.

Overview of Results. End-of-period enrollment at GCU increased 9.6% between June 30, 2018 and June 30, 2017, as online enrollment increased 10.1% and ground enrollment increased 3.9% over the prior year. Ground enrollment at June 30, 2018 only includes traditional-aged students that are taking Summer school classes, which is a small percentage of our traditional-aged student body and professional studies students. As of March 31, 2018 ground enrollment had increased 9.6% over the prior year. Net revenues increased 9.9% over the first six months of the prior year primarily due to the enrollment growth and due to an increase in ancillary revenues resulting from the increased traditional student enrollment at GCU (e.g. housing, food, etc.). The increase in revenue per student between years is primarily due to the increase in the percentage of GCU’s traditional-aged residential student body as a percentage of the total student body as these students generate higher revenue per student than online or professional studies students due to ancillary revenues such as housing and food, a decrease in ground traditional institutional scholarships as a percentage of revenue partially offset by a slight decline in online revenue per student between years primarily due to a higher percentage of GCU’s doctoral learners moving into the dissertation phase, which generates a significantly lower per student revenue. GCU has not raised its tuition for its traditional ground programs in nine years and has not raised tuition for its working adult students since September 2015 with the exception of an approximately 1% increase for doctoral students effective February 1, 2018. Operating income was $148.6 million for the six months ended June 30, 2018, an increase of 12.8% over the $131.7 million in operating income for the six months ended June 30, 2017.

The following is a summary of GCU’s student enrollment at June 30, 2018 and 2017 by degree type and by instructional delivery method:

	2018(1)		2017(1)
	# of Students	% of Total	# of Students	% of Total
Graduate degrees(2)	39,552	48.5%	35,702	47.9%
Undergraduate degree	42,068	51.5%	38,783	52.1%

Total	81,620	100.0%	74,485	100.0%

	2018(1)		2017(1)
	# of Students	% of Total	# of Students	% of Total
Online(3)	75,372	92.3%	68,470	91.9%
Ground(4)	6,248	7.7%	6,015	8.1%

Total	81,620	100.0%	74,485	100.0%

(1)

Enrollment at June 30, 2018 and 2017 represents individual students who attended a course during the last two months of the calendar quarter. Included in enrollment at June 30, 2018 and 2017 are students pursuing non-degree certificates of 1,562 and 1,190, respectively.

(2)	Includes 7,861 and 7,324 students pursuing doctoral degrees at June 30, 2018 and 2017, respectively.
(3)	As of June 30, 2018 and 2017, 50.9% and 50.3%, respectively, of GCU’s working adult students (online and professional studies students) were pursuing graduate degrees.
(4)	Includes both GCU’s traditional on-campus ground students attending Summer semester, as well as its professional studies students.

Critical Accounting Policies and Use of Estimates

Our critical accounting policies are disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2017. During the six months ended June 30, 2018, there have been no significant changes in our critical accounting policies.

Change in the Structure of Our Operations.

As a result of this transaction consummated pursuant to the Asset Purchase Agreement as described above, various aspects of the Company’s operations have changed in important ways. These changes include, but are not limited to, the following:

•

The Company no longer owns and operates a regulated institution of higher education, but instead provides a bundle of services in support of New GCU’s operations. These services include technology, academic and counseling services and support and marketing for New GCU’s ground traditional and online students. Technology services include the ongoing improvement and maintenance of educational infrastructure, including online course delivery and management, students records, assessment, customer relations management, and other internal administration systems. Academic services includes providing support for curriculum and new program development, providing support for faculty training and development, technical support, and assistance with state compliance. Counseling services and support include team-based counseling and other support to prospective and current students as well as financial aid processing. Marketing and communications includes brand advertising, marketing to potential students, and other promotional and communication services. The Company will also provide, at least initially, back office services such as accounting, human resources and procurement services. While the Company has never operated as a third party service provider regulated by ED until now, all of the services that it will provide to New GCU under the Master Services Agreement are services that it has always provided internally in support of GCU’s academic operations prior to the transaction. As a result, while the Company has limited to no experience operating as a service provider to third parties, it believes that its significant investment in technological solutions, infrastructure and processes to provide superior service to students, its experience and expertise in these services areas, its experience providing such services at the scale required for New GCU to continue to operate in a manner consistent with past practices, and the fact that it retained all of the assets and employees involved in the delivery of such services will enable it to perform in the manner and to the service levels required under the Master Services Agreement and also position the Company to engage additional university customers in the future.

•

New GCU is a separate non-profit entity under the control of an independent board of trustees, none of whose members have ever served in a management or corporate board role at the Company. New GCU’s board of trustees has adopted bylaws and a related conflict of interest policy that, among other things, (i) prevents any trustee of New GCU from attending any meeting, or voting on any matter, as to which such trustee has a conflict of interest, (ii) establishes a special committee of independent trustees to oversee on behalf of New GCU all matters related to the Master Services Agreement and New GCU’s relationship with the Company, and (iii) prohibits any trustee from having any financial interest in, or role with, the Company. Accordingly, the Company’s relationship with New GCU, both pursuant to the Master Services Agreement and operationally, is no longer as owner and operator, but as a third party service provider to an independent customer. While the Company believes that its relationship with New GCU will remain strong, New GCU’s board of trustees and management will have fiduciary and other duties that will require them to focus on the best interests of New GCU and over time those interests could diverge from those of the Company.

•

Mr. Brian M. Mueller has served as the Chief Executive Officer of the Company since 2008 and the Chairman of the Board of the Company since 2017 and has also served as the President of GCU since 2012. The Board of Directors of the Company and the board of trustees of New GCU have each determined that Mr. Mueller should retain those roles. Accordingly, Mr. Mueller will remain the Chairman of the Board and Chief Executive Officer of the Company and will continue to serve as the President of New GCU. As noted above, however, Mr. Mueller will be prohibited from serving on the board of trustees of New GCU. Aside from Mr. Mueller, no other employee of New GCU or GCE has a dual role in both organizations. A structure has been put in place that prevents Mr. Mueller from participating in negotiations between the Company and New GCU, including with respect to the Master Services Agreement.

•

As a result of the change in the structure of our operations, the risks associated with our business have changed. See Part II. Other Information – Item 1A. Risk Factors” for a description of these risks.

Results of Operations

The following table sets forth income statement data as a percentage of net revenue for each of the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Net revenue	100.0%	100.0%	100.0%	100.0%
Operating expenses
Instructional costs and services	43.2	43.5	41.6	42.4
Admissions advisory and related	14.5	14.2	13.5	13.5
Advertising	11.7	11.3	10.4	10.6
Marketing and promotional	1.0	1.0	1.0	1.0
General and administrative	5.1	4.6	4.5	4.3

Total operating expenses	75.3	74.8	71.0	71.8

Operating income	24.7	25.2	29.0	28.2
Interest expense	(0.0)	(0.2)	(0.1)	(0.2)
Interest income and other income	0.7	0.3	0.5	0.2

Income before income taxes	25.3	25.3	29.4	28.2
Income tax expense	5.9	7.1	6.0	7.6

Net income	19.4	18.3	23.4	20.5

Three Months Ended June 30, 2018 Compared to Three Months Ended June 30, 2017

Net revenue. Our net revenue for the three months ended June 30, 2018 was $236.8 million, an increase of $18.5 million, or 8.5%, as compared to net revenue of $218.3 million for the three months ended June 30, 2017. This increase was primarily due to an increase in ground and online enrollment and, to a lesser extent, an increase in ancillary revenues (e.g. from housing, food, etc.) resulting from the increased traditional student enrollment, partially offset by an increase in institutional scholarships. End-of-period enrollment increased 9.6% between June 30, 2018 and June 30, 2017, as online enrollment increased 10.1% and ground enrollment increased 3.9% over the prior year. Ground enrollment at June 30, 2018 only includes traditional-aged students that are taking Summer school classes, which is a small percentage of GCU’s traditional-aged student body and professional studies students. As of March 31, 2018 ground enrollment had increased 9.6% year over year to 17,386 students and the majority of that increase between years was residential students at GCU’s ground traditional campus in Phoenix, Arizona. The Spring semester for GCU’s traditional-aged student body ends near the end of April each year. We attribute the growth in GCU’s enrollment between years to its increasing brand recognition and the value proposition we believe it provides to students and their parents. After scholarships, GCU’s ground traditional students pay an amount for tuition, room, board, and fees in an amount that is often half to a third of what it costs to attend a private, traditional university in another state and an amount comparable to what it costs to attend a public university. GCU’s online students pay tuition and fees in an amount that is often less than the cost of other high service online programs that compete with us. Although GCU’s online enrollment continues to grow, as the proportion of traditional colleges and universities providing alternative learning modalities increases, GCU will face increasing competition for working adult students from such institutions, including those with well-established reputations for excellence. Revenue per student decreased in the second quarter of 2018 compared to the second quarter of 2017 primarily due to a shift in the timing of GCU’s start dates for its ground traditional students resulting in one less revenue producing day in 2018 as compared to 2017. In addition, revenue per student for online students declined slightly between years primarily due to a higher percentage of GCU’s doctoral learners moving into the dissertation phase, which generates a significantly lower per student revenue.

Instructional costs and services expenses. Our instructional costs and services expenses for the three months ended June 30, 2018 were $102.2 million, an increase of $7.2 million, or 7.6%, as compared to instructional costs and services expenses of $95.0 million for the three months ended June 30, 2017. This increase was primarily due to increases in employee compensation and related expenses including share based compensation, faculty compensation, dues, fees, subscriptions, instructional supplies and other expenses, depreciation and amortization and occupancy expense, and bad debt expense of $2.7 million, $2.0 million, $1.1 million, $1.1 million, and $0.3 million, respectively. The increase in employee compensation and related expenses and faculty compensation are primarily due to the increase in the number of staff and faculty needed to support the increasing number of students attending the University and an increase in benefit costs between years. The increase in dues, fees, subscriptions and other instructional supplies is primarily due to increased licensing fees related to educational resources and increased food costs associated with a higher number of residential students. The increase in depreciation and amortization and occupancy costs is the result of our placing into service additional buildings to support the growing number of ground traditional students in the Fall of 2017. Our instructional costs and services expenses as a percentage of net revenues decreased 0.3% to 43.2% for the three months ended June 30, 2018, from 43.5% for the three months ended June 30, 2017 primarily due to our ability to leverage our instructional costs and services personnel across an increasing revenue base. Bad debt expense stayed flat at 1.6% for the three months ended June 30, 2018 and 2017.

Admissions advisory and related expenses. Our admissions advisory and related expenses for the three months ended June 30, 2018 were $34.3 million, an increase of $3.2 million, or 10.2%, as compared to admissions advisory and related expenses of $31.1 million for the three months ended June 30, 2017. This increase is primarily the result of increases in employee compensation and related expenses including share based compensation, and other advisory related expenses of $2.8 million, and $0.4 million, respectively. The increase in employee compensation and related expenses is primarily due to increased headcount, tenure based salary adjustments and an increase in benefit costs between years. Our admissions advisory and related expenses as a percentage of revenue increased 0.3% to 14.5% for the three months ended June 30, 2018, from 14.2% for the three months ended June 30, 2017 primarily due to increased employee compensation and benefit costs between years and the revenue seasonality as a result of the summer break for ground traditional students.

Advertising expenses. Our advertising expenses for the three months ended June 30, 2018 were $27.6 million, an increase of $2.8 million, or 11.4%, as compared to advertising expenses of $24.8 million for the three months ended June 30, 2017. This increase is primarily the result of increased national brand and other advertising. Our advertising expenses as a percentage of net revenue increased by 0.4% to 11.7% for the three months ended June 30, 2018, from 11.3% for the three months ended June 30, 2017 primarily due to the increased advertising spend and the revenue seasonality as a result of the summer break for ground traditional students.

Marketing and promotional expenses. Our marketing and promotional expenses for the three months ended June 30, 2018 and 2017 were consistent year over year at $2.3 million. Our marketing and promotional expenses as a percentage of net revenue stayed flat at 1.0% for both the three months ended June 30, 2018 and 2017.

General and administrative expenses. Our general and administrative expenses for the three months ended June 30, 2018 was $12.0 million, an increase of $1.9 million, or 19.0%, as compared to general and administrative expenses of $10.1 million for the three months ended June 30, 2017. This increase was primarily due to increases in legal and other professional costs incurred primarily as a result of the transactions contemplated by the Asset Purchase Agreement of $1.4 million, and increases in employee compensation and related expenses including share based compensation of $0.4 million. The increase in employee compensation and related expenses is primarily due to tenure based salary adjustments and an increase in benefit costs between years. Our general and administrative expenses as a percentage of net revenue increased by 0.5% to 5.1% for the three months ended June 30, 2018, from 4.6% for the three months ended June 30, 2017 due to the increase in legal and other professional costs associated with the transactions.

Interest expense. Interest expense for the three months ended June 30, 2018 was $0.1 million, a decrease of $0.4 million, as compared to interest expense of $0.5 million for the three months ended June 30, 2017. This decrease was primarily due to our increase in capital spending in the current year resulting in higher capitalized interest as compared to the prior year and a decrease in the revolving line of credit fees, which we elected not to renew when the revolver expired in December 2017. Our interest expense decreased as a percentage of net revenue by 0.2% to 0.0% for the three months ended June 30, 2018, from 0.2% for the three months ended June 30, 2017.

Interest and other income. Interest and other income for the three months ended June 30, 2018 was $1.6 million, an increase of $0.9 million, as compared to $0.7 million in the three months ended June 30, 2017. This increase was primarily due to higher investment balances and higher investment returns as compared to the prior year.

Income tax expense. Income tax expense for the three months ended June 30, 2018 was $14.0 million, a decrease of $1.5 million, or 9.8%, as compared to income tax expense of $15.5 million for the three months ended June 30, 2017. Our effective tax rate was 23.3% during the second quarter of 2018 compared to 28.0% during the second quarter of 2017. This decrease is the result of a decrease in our effective tax rate partially offset by higher taxable income between periods. The lower effective tax rate year over year is a result of the Tax Cuts and Jobs Act (the “Act”) which was signed into law on December 22, 2017. The Act reduces the corporate federal tax rate from a maximum of 35% to a flat 21% rate effective January 1, 2018. Additionally, the University continues to receive the benefit of our adoption of the share-based compensation standard. This standard required us to recognize excess tax benefits from share-based compensation awards that vested or settled in the consolidated income statement. The favorable impact from excess tax benefits was $1.2 million and $5.2 million in the three months ended June 30, 2018, and 2017, respectively. The inclusion of excess tax benefits and deficiencies as a component of our income tax expense will increase volatility within our provision for income taxes as the amount of excess tax benefits or deficiencies from share-based compensation awards are dependent on our stock price at the date the restricted awards vest, our stock price on the date an option is exercised, and the quantity of options exercised. Our restricted stock vests in March each year so the favorable benefit will primarily impact the first quarter each year.

Net income. Our net income for the three months ended June 30, 2018 was $46.0 million, an increase of $6.2 million, as compared to $39.8 million for the three months ended June 30, 2017, due to the factors discussed above.

Six Months Ended June 30, 2018 Compared to Six Months Ended June 30, 2017

Net revenue. Our net revenue for the six months ended June 30, 2018 was $512.5 million, an increase of $46.0 million, or 9.9%, as compared to net revenue of $466.5 million for the six months ended June 30, 2017. This increase was primarily due to an increase in ground and online enrollment and, to a lesser extent, an increase in ancillary revenues (e.g. from housing, food, etc.) resulting from the increased traditional student enrollment, partially offset by an increase in institutional scholarships. End-of-period enrollment increased 9.6% between June 30, 2018 and June 30, 2017, as online enrollment increased 10.1% and ground enrollment increased 3.9% over the prior year. Ground enrollment at June 30, 2018 only includes traditional-aged students that are taking Summer school classes, which is a small percentage of GCU’s traditional-aged student body and professional studies students. As of March 31, 2018 ground enrollment had increased 9.6% year over year to 17,386 students and the majority of that increase between years was residential students at GCU’s ground traditional campus in Phoenix, Arizona. The Spring semester for GCU’s traditional-aged student body ends near the end of April each year. We attribute the growth in GCU’s enrollment between years to its increasing brand recognition and the value proposition we believe it provides to students and their parents. After scholarships, GCU’s ground traditional students pay an amount for tuition, room, board, and fees in an amount that is often half to a third of what it costs to attend a private, traditional university in another state and an amount comparable to what it costs to attend a public university. GCU’s online students pay tuition and fees in an amount that is often less than the cost of other high service online programs that compete with us. Although GCU’s online enrollment continues to grow, as the proportion of traditional colleges and universities providing alternative learning modalities increases, we will face increasing competition for working adult students from such institutions, including those with well-established reputations for excellence. The increase in revenue per student between years is primarily due to the increase in the percentage of GCU’s traditional-aged residential student body as a percentage of the total student body as these students generate higher revenue per student than online and professional studies students due to ancillary revenues such as housing and food, a decrease in ground traditional institutional scholarships as a percentage of revenue partially offset by a slight decline in online revenue per student between years primarily due to a higher percentage of GCU’s doctoral learners moving into the dissertation phase, which generates a significantly lower per student revenue.

Instructional costs and services expenses. Our instructional costs and services expenses for the six months ended June 30, 2018 were $213.3 million, an increase of $15.7 million, or 7.9%, as compared to instructional costs and services expenses of $197.6 million for the six months ended June 30, 2017. This increase was primarily due to increases in employee compensation and related expenses including share based compensation, faculty compensation, depreciation and amortization and occupancy expense, dues, fees, subscriptions, instructional supplies and other expenses, and bad debt expense of $5.2 million, $4.6 million, $2.5 million, $2.3 million, and $0.9 million, respectively. The increase in employee compensation and related expenses and faculty compensation are primarily due to the increase in the number of staff and faculty needed to support the increasing number of students attending the University and an increase in benefit costs between years. The increase in depreciation and amortization and occupancy costs is the result of our placing into service additional buildings to support the growing number of ground traditional students in the Fall of 2017. The increase in dues, fees, subscriptions and other instructional supplies is primarily due to increased licensing fees related to educational resources and increased food costs associated with a higher number of residential students. Our instructional costs and services expenses as a percentage of net revenues decreased 0.8% to 41.6% for the six months ended June 30, 2018, from 42.4% for the six months ended June 30, 2017 primarily due our ability to leverage our instructional costs and services personnel across an increasing revenue base. Bad debt expense stayed flat at 1.7% for the six months ended June 30, 2018 and 2017.

Admissions advisory and related expenses. Our admissions advisory and related expenses for the six months ended June 30, 2018 were $69.1 million, an increase of $6.0 million, or 9.6%, as compared to admissions advisory and related expenses of $63.1 million for the six months ended June 30, 2017. This increase is primarily the result of increases in employee compensation and related expenses including share based compensation, and other advisory related expenses of $5.3 million, and $0.7 million, respectively. The increase in employee compensation and related expenses is primarily due to increased headcount, tenure based salary adjustments and an increase in benefit costs between years. Our admissions advisory and related expenses as a percentage of revenue stayed flat at 13.5% for the six months ended June 30, 2018 and 2017.

Advertising expenses. Our advertising expenses for the six months ended June 30, 2018 were $53.3 million, an increase of $3.9 million, or 7.9%, as compared to advertising expenses of $49.4 million for the six months ended June 30, 2017. This increase is primarily the result of increased national brand and other advertising. Our advertising expenses as a percentage of net revenue decreased by 0.2% to 10.4% for the six months ended June 30, 2018, from 10.6% for the six months ended June 30, 2017.

Marketing and promotional expenses. Our marketing and promotional expenses for the six months ended June 30, 2018 were $5.0 million, an increase of $0.3 million, or 4.8%, as compared to $4.7 million for the six months ended June 30, 2017. Our marketing and promotional expenses as a percentage of net revenue stayed flat at 1.0% for both the six months ended June 30, 2018 and 2017.

General and administrative expenses. Our general and administrative expenses for the six months ended June 30, 2018 was $23.3 million, an increase of $3.3 million, or 16.4%, as compared to general and administrative expenses of $20.0 million for the six months ended June 30, 2017. This increase was primarily due to increases in legal and other professional costs incurred primarily as a result of the transactions contemplated by the Asset Purchase Agreement of $2.4 million, increases in employee compensation and related expenses including share based compensation of $0.8 million, and increase in other administrative costs of $0.1 million. The increase in employee compensation and related expenses is primarily due to tenure based salary adjustments and an increase in benefit costs between years. Our general and administrative expenses as a percentage of net revenue increased by 0.2% to 4.5% for the six months ended June 30, 2018, from 4.3% for the six months ended June 30, 2017 due to the increase in legal and other professional costs, partially offset by our ability to leverage our other general and administrative expenses across an increasing revenue base.

Interest expense. Interest expense for the six months ended June 30, 2018 was $0.4 million, a decrease of $0.7 million, as compared to interest expense of $1.1 million for the six months ended June 30, 2017. This decrease was primarily due to an increase in capital spending in the current year resulting in higher capitalized interest as compared to the prior year and a decrease in the revolving line of credit fees, which we elected not to renew when the revolver expired in December 2017. Our interest expense decreased as a percentage of net revenue by 0.1% to 0.1% for the six months ended June 30, 2018, from 0.2% for the six months ended June 30, 2017.

Interest and other income. Interest and other income for the six months ended June 30, 2018 was $2.5 million, an increase of $1.8 million, as compared to $0.7 million in the six months ended June 30, 2017. This increase was primarily due to higher investment balances and higher investment returns as compared to the prior year.

Income tax expense. Income tax expense for the six months ended June 30, 2018 was $31.0 million, a decrease of $4.6 million, or 13.0%, as compared to income tax expense of $35.6 million for the six months ended June 30, 2017. Our effective tax rate was 20.6% during the six months ended June 30, 2018 compared to 27.1% during the six months ended June 30, 2017. This decrease is the result of a decrease in our effective tax rate partially offset by higher taxable income between periods. The lower effective tax rate year over year is a result of the Tax Cuts and Jobs Act (the “Act”) which was signed into law on December 22, 2017. The Act reduces the corporate federal tax rate from a maximum of 35% to a flat 21% rate effective January 1, 2018. Additionally, the University continues to receive the benefit of our adoption of the share-based compensation standard. This standard required us to recognize excess tax benefits from share-based compensation awards that vested or settled in the consolidated income statement. The favorable impact from excess tax benefits was $6.5 million and $13.8 million in the six months ended June 30, 2018, and 2017, respectively. The inclusion of excess tax benefits and deficiencies as a component of our income tax expense will increase volatility within our provision for income taxes as the amount of excess tax benefits or deficiencies from share-based compensation awards are dependent on our stock price at the date the restricted awards vest, our stock price on the date an option is exercised, and the quantity of options exercised. Our restricted stock vests in March each year so the favorable benefit will primarily impact the first quarter each year.

Net income. Our net income for the six months ended June 30, 2018 was $119.7 million, an increase of $23.9 million, as compared to $95.8 million for the six months ended June 30, 2017, due to the factors discussed above.

Seasonality

Our net revenue and operating results normally fluctuate as a result of seasonal variations in our business, principally due to changes in GCU’s enrollment. Student population varies as a result of new enrollments, graduations, and student attrition. The majority of GCU’s traditional ground students do not attend courses during the summer months (May through August), which historically has affected our results for our second and third fiscal quarters. Since a significant amount of our costs are fixed, the lower revenue resulting from the decreased ground student enrollment has historically contributed to lower operating margins during those periods. To the extent the relative proportion of New GCU’s students that are ground traditional students increases, we expect this summer effect as it relates to GCU to become more pronounced in future years. Partially offsetting this summer effect in the third quarter has been the sequential quarterly increase in enrollments that has occurred as a result of the traditional fall school start. This increase in enrollments also has occurred in the first quarter, corresponding to calendar year matriculation. In addition, we historically have experienced higher net revenue in the fourth quarter due to its overlap with the semester encompassing the traditional fall school start and in the first quarter due to its overlap with the first semester of the calendar year. A portion of our expenses do not vary proportionately with these fluctuations in net revenue, resulting in higher operating income in the first and fourth quarters relative to other quarters. We expect quarterly fluctuation in operating results to continue as a result of these seasonal patterns at New GCU. However, given that fixed costs to operate the university such as depreciation and occupancy expenses will no longer be included in our operating results, the seasonality effect will not be as significant going forward.

Liquidity and Capital Resources

Liquidity. We financed our operating activities and capital expenditures during the six months ended June 30, 2018 and 2017 primarily through cash provided by operating activities. Our unrestricted cash and cash equivalents and investments were $298.2 million and $242.7 million at June 30, 2018 and December 31, 2017, respectively. Our restricted cash and cash equivalents at June 30, 2018 and December 31, 2017 were $87.9 million and $94.5 million, respectively. At June 30, 2018 the restricted cash is included in assets held for sale as the restricted cash was transferred as part of the transaction. On July 1, 2018, we amended our credit agreement, which resulted in no change to our term loan or maturity date of December 2019. Indebtedness under the term loan is now secured by collateral securing our remaining obligations under the credit agreement, as well as cash collateral until such time as the transactions pursuant to the Asset Purchase Agreement have been approved by the Department of Education, and we agreed to collaterally assign our rights under the Asset Purchase Agreement, the Secured Note and the Master Services Agreement. Our lenders released the collateral previously securing our obligations under the credit agreement in order to enable us to consummate the Asset Purchase Agreement.

On July 1, 2018, in conjunction with the Asset Purchase Agreement, we received a senior secured note (the “Secured Note”) from New GCU for the purchase of the Transferred Assets for $869.1 million. The Secured Note contains customary commercial credit terms, including affirmative and negative covenants applicable to New GCU, and provides that the Secured Note bears interest at an annual rate of 6.0%, has a maturity date of June 30, 2025, and is secured by all of the assets of New GCU. The Secured Note provides for New GCU to make interest only payments during the term, with all principal and accrued and unpaid interest due at maturity and also provides that we will loan additional amounts to New GCU to fund approved capital expenditures during the first three years of the term. Funding expectations for future capital expenditures for New GCU are $65 million for the six months ended December 31, 2018, and $100 million for the year ended December 31, 2019.

Based on our current level of operations and anticipated growth, we believe that our cash flow from operations and other sources of liquidity, including cash and cash equivalents and our revolving line of credit, will provide adequate funds for ongoing operations, planned capital expenditures, and working capital requirements for at least the next 24 months.

Share Repurchase Program

Our Board of Directors has authorized the Company to repurchase up to an aggregate of $175.0 million of our common stock, from time to time, depending on market conditions and other considerations. The current expiration date on the repurchase authorization by our Board of Directors is December 31, 2018. Repurchases occur at the Company’s discretion.

Under our share purchase authorization, we may purchase shares in the open market or in privately negotiated transactions, pursuant to the applicable Securities and Exchange Commission rules. The amount and timing of future share repurchases, if any, will be made as market and business conditions warrant.

Since the inception of our share repurchase program, the Company has purchased 3.5 million shares of common stock at an aggregate cost of $78.8 million. During the six months ended June 30, 2018, 15,379 shares of common stock were repurchased by the University. At June 30, 2018, there remains $96.2 million available under our share repurchase authorization.

Cash Flows

Operating Activities. Net cash provided by operating activities for the six months ended June 30, 2018 was $143.7 million as compared to $133.7 million for the six months ended June 30, 2017. The increase in cash generated from operating activities between the six months ended June 30, 2017 and the six months ended June 30, 2018 is primarily due to increased net income and the timing of employee related payments partially offset by the timing of income tax related payments as well as changes in other working capital such as deferred revenue.

Investing Activities. Net cash used in investing activities was $67.4 million and $86.7 million for the six months ended June 30, 2018 and 2017, respectively. Our cash used in investing activities was primarily related to the purchase of short-term investments and capital expenditures. Proceeds from investment, net of purchases of short term investments was $11.7 million for the six months ended June 30, 2018. Purchases of short-term investments net of proceeds of these investments was $26.8 million during the six months ended June 30, 2017. Capital expenditures were $78.8 million and $50.5 million for the six months ended June 30, 2018 and 2017, respectively. During the six-month period for 2018, capital expenditures primarily consisted of ground campus building projects such as the construction of two additional residence halls, an additional classroom building and parking garage to support our growing traditional student enrollment, as well as purchases of computer equipment, other internal use software projects and furniture and equipment to support our increasing employee headcount. Included in off-site development for 2018 is $0.3 million we spent on the student services building that is in close proximity to our ground traditional campus. During the six-month period for 2017, capital expenditures primarily consisted of ground campus building projects such as the construction of an additional dormitory to support our growing traditional student enrollment, land acquisitions adjacent to our campus, as well as purchases of computer equipment, other internal use software projects and furniture and equipment to support our increasing employee headcount. Included in off-site development for 2017 is $9.4 million we spent to finish the building and parking garage in close proximity to our ground traditional campus.

Financing Activities. Net cash used in financing activities was $14.7 million and $32.2 million for the six months ended June 30, 2018 and 2017, respectively. During the six-month period for 2018, $11.5 million was used to purchase common shares withheld in lieu of income taxes resulting from the vesting of restricted share awards and $1.6 million was used to purchase treasury stock in accordance with the University’s share repurchase program, and principal payments on notes payable and capital leases totaled $3.4 million, partially offset by proceeds from the exercise of stock options of $1.8 million. During the six-month period for 2017, $25.0 million was used to repay a revolving line of credit, $9.7 million was used to purchase common shares withheld in lieu of income taxes resulting from restricted share awards and principal payments on notes payable and capital leases totaled $3.4 million, which amounts were partially offset by proceeds from the exercise of stock options of $5.9 million.

Contractual Obligations

The following table sets forth, as of June 30, 2018, the aggregate amounts of GCE’s significant contractual obligations and commitments with definitive payment terms due in each of the periods presented (in millions). Contractual obligations assumed by New GCU in connection with the Asset Purchase Agreement were excluded from the following table.

		Payments Due by Period
	Total	Less than 1 Year (1)	2-3 Years	4-5 Years	More than 5 Years
Long term notes payable	$63.2	$6.6	$56.6	$0.0	$0.0
Purchase obligations(2)	14.1	4.8	8.8	0.5	0.0

Total contractual obligations	$77.3	$11.4	$65.4	$0.5	$0.0

(1)	Payments due in less than one year represent expected expenditures for GCE from July 1, 2018 through December 31, 2018.
(2)	The purchase obligation amounts include expected spending by period under contracts for GCE that were in effect at June 30, 2018.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have had or are reasonably likely to have a material current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Impact of inflation. We believe that inflation has not had a material impact on our results of operations for the six months ended June 30, 2018 or 2017. There can be no assurance that future inflation will not have an adverse impact on our operating results and financial condition.

Market risk. On February 27, 2013, we entered into an interest rate corridor to manage our 30 Day LIBOR interest exposure from the variable rate debt, which debt matures in December 2019. The corridor instrument, which hedges variable interest rate risk starting March 1, 2013 through December 20, 2019 with a notional amount of $63.3 million as of June 30, 2018, permits us to hedge our interest rate risk at several thresholds. Under this arrangement, in addition to the credit spread we will pay variable interest rates based on the 30 Day LIBOR rates monthly until that index reaches 1.5%. If 30 Day LIBOR is equal to 1.5% through 3.0%, we will continue to pay 1.5%. If 30 Day LIBOR exceeds 3.0%, we will pay actual 30 Day LIBOR less 1.5%.

Except with respect to the foregoing, we have no derivative financial instruments or derivative commodity instruments. We invest cash in excess of current operating requirements in short-term certificates of deposit and money market instruments in multiple financial institutions.

Interest rate risk. We manage interest rate risk through the instruments noted above and by investing excess funds in cash equivalents, such as municipal mutual funds tied to various market indices, commercial paper rated at A1 or higher, certificates of deposit, and municipal bonds with a BBB rating or higher bearing variable interest rates, or individual bond coupon rates. Our future interest income may fall short of expectations due to changes in interest rates or we may suffer losses in principal if we are forced to sell securities that have declined in market value due to changes in interest rates. At June 30, 2018, a 10% increase or decrease in interest rates would not have a material impact on our future earnings, fair values, or cash flows. For information regarding our variable rate debt, see “Market risk” above.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective, as of June 30, 2018, in ensuring that material information relating to us required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in reports it files or submits under the Exchange Act is accumulated and communicated to management, including its principal executive officer or officers and principal financial officer or officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

Through June 30, 2018, we were the owner and operator of a for-profit university and the “Risk Factors” section of our Annual Report on Form 10-K for the year ended December 31, 2017 set forth the risks associated with that business. Upon the consummation of the Transaction with New GCU on July 1, 2018 (as discussed in “Part I, Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations – Change in the Structure of our Operations”), we became a third party provider of education services to New GCU, our only university client. Accordingly, we are setting forth below material changes to the factors previously disclosed in the “Risk Factors” section of our Annual Report on Form 10-K for the year ended December 31, 2017 to reflect those factors now applicable to our new business operations. Given that our revenue from operations is currently derived entirely from our contractual relationship with New GCU, the risk factors include risks attributable to New GCU operating as a non-profit university, which could materially affect us.

Risks Related to the Transaction

Our business and structure have changed in important ways.

As a result of the Transaction, various aspects of the Company’s operations have changed in important ways. These changes include, but are not limited to, the following:

•

The Company no longer owns and operates a regulated institution of higher education, but instead provides a bundle of services in support of New GCU’s operations. These services include technology, academic and counseling services and support and marketing for New GCU’s ground traditional and online students. Technology services include the ongoing improvement and maintenance of educational infrastructure, including online course delivery and management, student records, assessment, customer relations management, and other internal administration systems. Academic services include curriculum and new program development, faculty training and development, technical support, and assistance with state compliance. Counseling services and support include team-based counseling and other support to prospective and current students as well as financial aid processing. Marketing and communications includes brand advertising, marketing to potential students, and other promotional and communication services. The Company will also provide, at least initially, back office services such as accounting, human resources and procurement services. While all of the services that it will provide to New GCU under the Master Services Agreement are services that it has always provided internally in support of GCU’s academic operations prior to the transaction, the Company has never operated as a third party service provider regulated by ED until now. As a result, the Company’s failure to adapt its business operations to succeed as a third party service provider could have a material adverse impact on its operations.

•

New GCU is a separate non-profit entity under the control of an independent board of trustees, none of whose members have ever served in a management or corporate board role at the Company. New GCU’s board of trustees has adopted bylaws and a related conflict of interest policy that, among other things, (i) prevents any trustee of New GCU from attending any meeting, or voting on any matter, as to which such trustee has a conflict of interest, (ii) establishes a special committee of independent trustees to oversee on behalf of New GCU all matters related to the Master Services Agreement and New GCU’s relationship with the Company, and (iii) prohibits any trustee from having any financial interest in, or role with, the Company. Accordingly, the Company’s relationship with New GCU, both pursuant to the Master Services Agreement and operationally, is no longer as owner and operator, but as a third party service provider to an independent customer. While the Company believes that its relationship with New GCU will remain strong, New GCU’s board of trustees and management will have fiduciary and other duties that will require them to focus on the best interests of New GCU and, over time, those interests could diverge from those of the Company.

•

Mr. Brian M. Mueller has served as the Chief Executive Officer of the Company since 2008, the Chairman of the Board of the Company since 2017 and the President of GCU since 2012. The Board of Directors of the Company and the board of trustees of New GCU have each determined that Mr. Mueller should retain those roles. Accordingly, Mr. Mueller will remain the Chairman of the Board and Chief Executive Officer of the Company and will continue to serve as the President of New GCU. As noted above, however, Mr. Mueller will be prohibited from serving on the board of trustees of New GCU. Aside from Mr. Mueller, no other employee of New GCU or GCE has a dual role in both organizations. A structure has been put in place that prevents Mr. Mueller from participating in negotiations between the Company and New GCU, including with respect to the Master Services Agreement. Mr. Mueller has never served in such a dual capacity before, and this may at times adversely affect his ability to devote time, attention, and effort to the Company.

The purchase price for the Transferred Assets in the Transaction was paid in the form of a senior secured note, and our ability to realize the negotiated value of the acquired assets is subject to New GCU’s performance and its ability to pay amounts due under the secured note as they come due.

New GCU paid the purchase price for the Transferred Assets by issuing to the Company a senior secured note that is governed by a credit agreement between the Company and New GCU. The Credit Agreement contains customary commercial credit terms, including affirmative and negative covenants applicable to New GCU, and provides that the Secured Note bears interest at an annual rate of 6.0%, has a maturity date of June 30, 2025, and is secured by all of the assets of New GCU. The Secured Note provides for New GCU to make interest only payments during the term, with all principal and accrued and unpaid interest due at maturity and also provides that the Company will lend additional amounts to New GCU to fund approved capital expenditures during the first three years of the term. Our ability to realize the negotiated value of the acquired assets depends on New GCU’s performance and its ability to pay amounts due under the secured note as they come due.

If the Department of Education does not recently Grand Canyon University to continue participating in the Title IV programs, its students would lose their access to Title IV program funds, or it could be recertified but be required to accept significant limitations as a condition of its continued participation in the Title IV programs.

Department of Education certification to participate in Title IV programs lasts a maximum of six years, and institutions are thus required to seek recertification from the Department of Education on a regular basis in order to continue their participation in Title IV programs. An institution must also apply for recertification by the Department of Education if it undergoes a change in control, as defined by Department of Education regulations, and may be subject to similar review if it expands its operations or educational programs in certain ways. The Transaction constituted a change in control of Grand Canyon University, and Grand Canyon University now participates in the Title IV programs on a provisional, month-to-month basis pending the Department of Education’s review and approval of the Transaction. There can be no assurance that the Department of Education will recertify Grand Canyon University or that it will not impose conditions or other restrictions on Grand Canyon University as a condition of granting Grand Canyon University a provisional certification following its change in control. If the Department of Education does not renew or withdraws the certification of Grand Canyon University to participate in the Title IV programs at any time, its students would no longer be able to receive Title IV program funds. Similarly, the Department of Education could renew Grand Canyon University’s certification, but restrict or delay its students receipt of Title IV funds, limit the students to whom it could disburse funds, or place other restrictions on the university. Finally, the Department of Education could find the Transaction created a relationship between the parties wherein the company is an “affiliate” of Grand Canyon University in violation of the incentive compensation rule. Any of these outcomes would have a material adverse effect on Grand Canyon University and on us.

If we are determined to have paid improper incentive compensation to our covered employees, or tuition sharing arrangements are deemed to violate the incentive compensation regulations, our business will be impaired.

An institution that participates in the Title IV programs may not provide any commission, bonus, or other incentive payment based directly or indirectly on success in securing enrollments or financial aid to any person or entity engaged in any student recruitment, admissions, or financial aid awarding activity. Current regulations provide that higher education institutions agree that it will not “provide any commission, bonus, or other incentive payment based in any part, directly or indirectly, upon success in securing enrollments or the award of financial aid, to any person or entity who is engaged in any student recruitment or admission activity, or in making decisions regarding the award of title IV, HEA program funds.” Pursuant to this regulation, we are prohibited from offering our covered employees, which are those involved with or responsible for recruiting or admissions activities, any bonus or incentive-based compensation based on the successful recruitment, admission or enrollment of students into a postsecondary institution. We are also precluded from offering our covered employees that work on financial aid matters (if any), any bonus or incentive-based compensation based on the award of financial aid to students enrolled in a postsecondary institution

In addition, the revised rule initially raised a question as to whether companies like ours, as an entity, are prohibited from entering into tuition revenue-sharing arrangements with university clients. On March 17, 2011, the Department of Education issued official agency guidance, known as a “Dear Colleague Letter,” or the DCL, providing guidance on this point. The DCL states that “[t]he Department generally views payment based on the amount of tuition generated as an indirect payment of incentive compensation based on success in recruitment and therefore a prohibited basis upon which to measure the value of the services provided” and that “[t]his is true regardless of the manner in which the entity compensates its employees.” But the DCL also provides an important exception to the ban on tuition revenue-sharing arrangements between institutions and third parties. According to the DCL, the Department of Education does not consider payment based on the amount of tuition generated by an institution to violate the incentive compensation ban if the payment compensates an “unaffiliated third party” that provides a set of “bundled services” that includes recruitment services, such as those we provide. Example 2-B in the DCL is described as a “possible business model” developed “with the statutory mandate in mind.” Example 2-B describes the following as a possible business model:

“A third party that is not affiliated with the institution it serves and is not affiliated with any other institution that provides educational services, provides bundled services to the institution including marketing, enrollment application assistance, recruitment services, course support for online delivery of courses, the provision of technology, placement services for internships, and student career counseling. The institution may pay the entity an amount based on tuition generated for the institution by the entity’s activities for all the bundled services that are offered and provided collectively, as long as the entity does not make prohibited compensation payments to its employees, and the institution does not pay the entity separately for student recruitment services provided by the entity.”

The DCL guidance indicates that an arrangement that complies with Example 2-B will be deemed to be in compliance with the incentive compensation provisions of the HEA and the Department of Education’s regulations. Our business model and contractual arrangements with our university client closely follow Example 2-B in the DCL. In addition, we assure that none of our “covered employees” is paid any bonus or other incentive compensation in violation of the rule.

Because the bundled services rule was promulgated in the form of agency guidance issued by the Department of Education in the form of a DCL and is not codified by statute or regulation, the rule could be altered or removed without prior notice, public comment period or other administrative procedural requirements that accompany formal agency rulemaking. Similarly, a court could invalidate the rule in an action involving our company or our university clients, or in action that does not involve us at all. The revision, removal or invalidation of the bundled services rule by Congress, the Department of Education or a court could require us to change our business model.

Risks Related to the Extensive Regulation of Our Industry

Our failure, or our client’s (and potential clients’) failure to comply with the extensive regulatory requirements governing institutions of higher education could result in financial penalties, restrictions on our operations or growth, or loss of external financial aid funding for our students.

To participate in the Title IV programs, a school must be authorized by the appropriate state post-secondary agency or agencies, be accredited by an accrediting commission recognized by the Department of Education, and be certified as an eligible institution by the Department of Education. In addition, the operations and programs of our current client, and any future client, are regulated by other state education agencies and additional accrediting commissions. As a result of these requirements, we are subject to extensive regulation from state entities, institutional accrediting commissions, specialized accrediting commissions, and the Department of Education. These regulatory requirements cover many of our operations, as well as the operations of our current and future clients. These include regulations related to educational programs, instructional and administrative staff, administrative procedures, marketing, recruiting, financial operations, and financial condition of any client. These regulatory requirements also affect our ability to assist client institutions with adding new educational programs and changing existing educational programs. The agencies that regulate higher education periodically revise their requirements and modify their interpretations of existing requirements. Regulatory requirements are not always precise and clear, and regulatory agencies may sometimes disagree with the way we have (or any client has) interpreted or applied these requirements. Any misinterpretation of regulatory requirements could materially adversely affect us. If we fail, or any client institution fails, to comply with any of these regulatory requirements, we or any client could suffer financial penalties, limitations on our operations, or other sanctions, each of which could materially adversely affect us. In addition, if we or any client are charged with regulatory violations, our reputation could be damaged, which could have a negative impact on our stock price and enrollments at client institutions. The Department of Education and other regulators have increased the frequency and severity of their enforcement actions against post-secondary schools. In some cases, these enforcement actions have resulted in material sanctions, loss of Title IV eligibility, or closure in schools. We cannot predict with certainty how all of these regulatory requirements will be applied, or whether we will be able to comply with all of the applicable requirements in the future.

Rulemaking by the U.S. Department of Education could materially and adversely affect our business.

Over the past few years, the U.S. Department of Education has regularly promulgated new regulations and guidance that impact our clients and our business directly. Indeed, we are currently reviewing a recently released Notice of Proposed Rulemaking related to the Borrower Defense to Repayment regulations, a highly consequential rule that would make it easier for students to extinguish, in whole or in part, their student loans based on whether an institution (or its contractors) makes a statement, act, or omission to a borrower that is false, misleading, or deceptive; made with knowledge of its false, misleading, or deceptive nature or with a reckless disregard for the truth; and directly and clearly related to the making of a Direct Loan for enrollment at the school or the provision of educational services for which the loan was made. These and other regulations and guidance documents can increase our operating costs and in some cases, change the manner in which we operate our business. In addition, because certain of these regulations have been vacated or blocked as a result of litigation challenging the regulations, there remains substantial uncertainty regarding their present or future effectiveness or enforcement. New or amended regulations in the future, particularly regulations focused on third-party servicers, could further negatively impact our business.

We have not come to a conclusion as to the impact of the proposed Borrower Defense to Repayment Regulations on our business.

If the Department of Education does not recertify a client institution to continue participating in the Title IV programs, the students we assist would lose their access to Title IV program funds, or a client institution could be recertified but required to accept significant limitations as a condition of its continued participation in the Title IV programs.

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

There can be no assurance that the Department of Education will recertify any client institution at that time or that it will not impose conditions or other restrictions on any client institution as a condition of approving any future recertification. If the Department of Education does not renew or withdraws certification to participate in the Title IV programs from any client, students at that institution would no longer be able to receive Title IV program funds. Alternatively, the Department of Education could renew a client institution’s certification, but restrict or delay students’ receipt of Title IV funds, limit the number of students to whom it can disburse such funds, place other restrictions on the institution, or it could delay recertification after any client’s program participation agreement expires, in which case our client’s certification would continue on a month-to-month basis. Any of these outcomes could have a material adverse effect on our client’s enrollments and us.

In August 2017, our client Grand Canyon University received a new program participation agreement with full certification from the Department of Education, which gives the University the ability to participate in the Title IV programs through December 31, 2020. As a result of the recent non-profit conversion of Grand Canyon University, however, the University had to file a change in control application. The Department is currently reviewing Grand Canyon University’s application for a change in control and Grand Canyon University is waiting for a new program participation agreement. We cannot know at this time, if the Department of Education will require the university to post a letter of credit in favor of the Department of Education and possibly accept operating restrictions, as a condition on approving the change in control.

A client institution could lose the ability to participate in the Title IV programs if it fails to maintain its institutional accreditation, and our client’s student enrollments could decline if a client institution fails to maintain any of its accreditations or approvals.

An institution must be accredited by an accrediting commission recognized by the Department of Education in order to participate in the Title IV programs. Our client, Grand Canyon University has been regionally accredited by the Higher Learning Commission and its predecessor since 1968, most recently obtaining reaccreditation in 2017 for the ten-year period through 2027, and the Higher Learning Commission recently approved the proposed conversion to non-profit status in February 2018. Future clients may be accredited by different accrediting bodies that are likely to have standards that are different from those of the Higher Learning Commission. Accrediting bodies review the accredited status of institutions periodically (for example, the Higher Learning Commission reviews institutions every ten years, along with a mid-term report in year four).

If any client institution fails to satisfy the relevant accrediting standards, it could lose accreditation, which would cause a revocation of its eligibility to participate in the Title IV programs. This could cause a significant decline in student enrollments, and could have a material adverse effect on us. In addition, many client institutions will have educational programs that are also accredited by specialized accrediting commissions or approved by specialized state agencies. If our client institutions fail to satisfy the standards of any of those specialized accrediting commissions or state agencies, the institution could lose the specialized accreditation or approval for the affected programs, which could result in materially reduced student enrollments in those programs and have a material adverse effect on us.

A client institution may lose eligibility to participate in the Title IV programs if its student loan default rates are too high.

An institution may lose its eligibility to participate in some or all of the Title IV programs if, for three consecutive years, 30% or more of its students who were required to begin repayment on their student loans in one year default on their payment by the end of the second year. In addition, an institution may lose its eligibility to participate in some or all of the Title IV programs if the default rate of its students exceeds 40% for any single year. While Grand Canyon University’s cohort default rates have historically been significantly below these levels, we cannot assure you that this will continue to be the case. Increases in interest rates or declines in income or job losses for students could contribute to higher default rates on student loans. In addition, while we will conduct appropriate diligence on new client institutions, we cannot guarantee that all client institutions will have as strong a cohort default rate as Grand Canyon University. Having a client exceed the student loan default rate thresholds and losing eligibility to participate in the Title IV programs would have a material adverse effect on our business, prospects, financial condition, and results of operations. Any future changes in the formula for calculating student loan default rates, economic conditions, or other factors that cause default rates to increase, could materially adversely affect us.

If our client institutions do not meet specific financial responsibility standards established by the Department of Education, they may be required to post a letter of credit or accept other limitations in order to continue participating in the Title IV programs, or could lose eligibility to participate in the Title IV programs.

To participate in the Title IV programs, an institution must either satisfy specific quantitative standards of financial responsibility prescribed by the Department of Education, or post a letter of credit in favor of the Department of Education and possibly accept operating restrictions as well. These financial responsibility tests are applied to each institution on an annual basis based on the institution’s audited consolidated financial statements, and may be applied at other times, such as if the institution undergoes a change in control. These tests may also be applied to an institution’s parent company or other related entity. The operating restrictions that may be placed on an institution that does not meet the quantitative standards of financial responsibility include being transferred from the advance payment method of receiving Title IV program funds to either the reimbursement or the heightened cash monitoring system, which could result in a significant delay in the institution’s receipt of those funds. As a service provider, we are not directly subject to this regulation. However, if the Department of Education were to determine that a client institution did not meet the financial responsibility standards due to a failure to meet the composite score or other financial responsibility factors, the Department of Education could impose a range of sanctions on the institution, such as requiring the institution to post a letter of credit, accept provisional certification (which would hamper the ability of the institution to add new programs), comply with additional Department of Education monitoring requirements, agree to receive Title IV program funds under an arrangement other than the Department of Education’s standard advance funding arrangement, such as the reimbursement system of payment or heightened cash monitoring, and to comply with or accept other limitations on the ability to increase the number of programs offered by our client institutions or the number of students they enroll. Any of these sanctions could have a negative impact on our ability to conduct our business.

If our client institutions do not comply with the Department of Education’s administrative capability standards, we could suffer harm.

To continue participating in the Title IV programs, an institution must demonstrate to the Department of Education that the institution is capable of adequately administering the Title IV programs under specific standards prescribed by the Department of

Education. These administrative capability criteria require, among other things, the institution to have an adequate number of qualified personnel to administer the Title IV programs, have adequate procedures for disbursing and safeguarding Title IV funds and for maintaining records, submit all required reports and consolidated financial statements in a timely manner, and not have significant problems that affect the institution’s ability to administer the Title IV programs. As a service provider, we assist our clients with some facets of these areas. As such, we must be mindful of, and compliant with, the administrative capability requirements. If our client institutions fail to satisfy any of these criteria, the Department of Education may assess financial penalties against such institutions, restrict the manner in which those institutions receive Title IV funds, require them to post a letter of credit, place them on provisional certification status, or limit or terminate participation in the Title IV programs, any of which could materially adversely affect us. As a third-party servicer, if we are the cause of the administrative deficiency, we may also face monetary sanctions and actions to limit, suspend, or terminate our ability to offer those and other services to institutions of higher education.

A finding that we violated the Department of Education’s substantial misrepresentation regulation could materially and adversely affect our business.

The HEA prohibits an institution that participates in Title IV programs from engaging in “substantial misrepresentation” of the nature of its educational program, its financial charges, or the employability of its graduates. Under these rules, a misrepresentation is any statement made by the institution or a third party that provides educational programs, marketing, advertising, recruiting, or admissions services to the institution that is false, erroneous or has the likelihood or tendency to deceive or confuse. A substantial misrepresentation is any misrepresentation on which the person to whom it was made could reasonably be expected to rely, or has reasonably relied, to that person’s detriment. The regulation also covers statements made by any representative of an institution, including agents, employees and subcontractors, and statements made directly or indirectly to any third party, including state agencies, government officials or the public, and not just to students or prospective students. Considering the breadth of the definition of “substantial misrepresentation,” it is possible that despite our efforts to prevent such misrepresentations, our employees or contractors may make statements that could be construed as substantial misrepresentations for which our current and any future clients would be held responsible by the Department of Education. We and our employees and subcontractors, as agents of our university clients, must use a high degree of care to comply with such rules and are prohibited by contract from making any false, erroneous or misleading statements about our university clients. To avoid an issue under the misrepresentation rule and similar rules, we assure that all marketing materials are approved in advance by our university clients before they are used by our employees and we carefully monitor our employees and subcontractors conversations with students and prospective students.

Despite our best efforts, we may face complaints from students and prospective students over statements made by us and our agents throughout the conduct of all our services which would expose our clients, and derivatively us, to increased risk of enforcement action and applicable sanctions or other penalties and increased risk of private qui tam actions under the Federal False Claims Act. Also, if the Department of Education determines that an institution (including its contractors) has engaged in substantial misrepresentation, the Department of Education may revoke an institution’s program participation agreement, impose limitations on the institution’s participation in Title IV programs, deny applications from the institution for approval of new programs or locations or other matters, or initiate proceedings to fine the institution or limit, suspend, or terminate its eligibility to participate in Title IV programs. Similar rules apply under state laws or are incorporated in institutional accreditation standards and the Federal Trade Commission, or FTC, applies similar rules prohibiting any unfair or deceptive marketing practices to the education sector. If the Department of Education or other regulator determines that statements made by us or on our client’s behalf are in violation of the regulations, we could be subject to sanctions and other liability, which could have a material adverse effect on our business.

To the extent we are performing return to Title IV calculations for our client institutions, we are subject to sanctions if we fail to correctly calculate and timely return Title IV program funds for students who withdraw before completing their educational program.

A school participating in the Title IV programs must calculate the amount of unearned Title IV program funds that it has disbursed to students who withdraw from their educational programs before completing such programs and must return those unearned funds to the appropriate lender or the Department of Education in a timely manner, generally within 45 days of the date the school determines that the student has withdrawn. To the extent our services include conducting returns to Title IV, together with the relevant client, we would likely be jointly and severally liable to the Department of Education, as a third-party servicer, for return of those funds and related interest. Further, we could be fined or otherwise sanctioned by the Department of Education, which could increase our cost of regulatory compliance and materially adversely affect us. Further, a failure to comply with these regulatory requirements could result in termination of our ability to continue providing these services to other client institutions, which would materially affect us.

A reduction in funding or new restrictions on eligibility for the Federal Pell Grant Program, or the elimination of subsidized Stafford loans, could make college less affordable for certain students at our client institutions, which could negatively impact our client institutions’ enrollments, revenue and results of operations.

The U.S. Congress must periodically reauthorize the HEA and annually determine the funding level for each Title IV program. In 2008, the HEA was reauthorized through September 30, 2013 by the Higher Education Opportunity Act. Changes to the HEA, including changes in eligibility and funding for Title IV programs, are likely to occur in subsequent reauthorizations, but we cannot predict the scope or substance of any such changes.

Any action by Congress that significantly reduces Title IV program funding, whether through across-the-board funding reductions, sequestration or otherwise, or materially impacts the eligibility of our client institutions’ or students to participate in Title IV programs would have a material adverse effect on our client institutions enrollment, financial condition, results of operations and cash flows. Congressional action could also require us to modify our practices in ways that could increase our administrative costs and reduce our operating income, which could have a material adverse effect on our financial condition, results of operations and cash flows.

We cannot offer new programs for our clients or expand client operations into certain states if such actions are not timely approved by the applicable regulatory agencies, and our clients may have to repay Title IV funds disbursed to students enrolled in any such programs, schools, or states if they do not obtain prior approval.

Our expansion efforts include offering new educational programs for our clients. If we or our client institutions are unable to obtain the necessary approvals for such new programs or operations, or if we or our client institutions are unable to obtain such approvals in a timely manner, our ability to consummate the planned actions and the ability of our client institutions to provide Title IV funds to any affected students would be impaired, which could have a material adverse effect on our expansion plans. In addition, if we were to determine erroneously that a new program did not need approval or that we had all required approvals, our clients could be liable for repayment of the Title IV program funds provided to students in that program or at that location.

If our client institutions do not maintain state authorization, they may not operate or participate in the Title IV programs.

A school that grants degrees or certificates must be authorized by the relevant education agency of the state in which it is located. State authorization is also required for their students to be eligible to receive funding under the Title IV programs. To maintain their state authorization, our client institutions must continuously meet standards relating to, among other things, educational programs, facilities, instructional and administrative staff, marketing and recruitment, financial operations, addition of new locations and educational programs, and various operational and administrative procedures. If our client institutions fail to satisfy any of these standards, they could lose state authorization to offer educational programs, which would also cause them to lose eligibility to participate in the Title IV programs and have a material adverse effect on us.

In addition, almost every state imposes regulatory requirements on educational institutions that have physical facilities located within the state’s boundaries. Individual state laws establish standards in areas such as educational programs, facilities, instructional and administrative staff, marketing and recruitment, financial operations, addition of new locations and educational programs, and various operational and administrative procedures, some of which are different than the standards prescribed by other regulators. Several states have sought to assert jurisdiction over educational institutions offering online degree programs that have no physical location in the state but that have some activity in the state, such as enrolling or offering educational services to students who reside in the state, employing faculty who reside in the state, or advertising to or recruiting prospective students in the state.

State regulatory requirements for online education have historically varied among the states. To address this issue and to meet new Department of Education requirements many schools have applied and have been approved to be an approved institutional participant in the State Authorization Reciprocity Agreement (“SARA”). SARA is an agreement among member states, districts and territories that establishes comparable national standards for interstate offering of post-secondary distance education courses and programs. It is intended to make it easier for students to take online courses offered by post-secondary institutions based in another state. SARA is overseen by a national council (NC-SARA) and administered by four regional education compacts, for which Arizona is a W-SARA member. There is a yearly renewal for participating in NC-SARA and AZ-SARA and institutions must agree to meet certain requirements to participate. As of June 30, 2018, all states other than California are members of SARA.

Any state that does not participate in SARA may impose regulatory requirements on out-of-state post-secondary institutions operating within their boundaries, such as those having a physical facility or conducting certain academic activities within the state. Our current client institution enrolls students in all 50 states and the District of Columbia. Although it is currently licensed, authorized, in-process, or exempt in all non-SARA jurisdictions in which it operates, if Grand Canyon University fails to comply with state licensing or authorization requirements for a state, or fails to obtain licenses or authorizations when required, it could lose its state license or authorization by that state or be subject to other sanctions, including restrictions on its activities in, and fines and penalties imposed by, that state, as well as fines, penalties, and sanctions imposed by the Department of Education. The loss of licensure or authorization in any non-SARA state by a client institution could prohibit us from recruiting prospective students or offering services to current students in that state, which could significantly reduce our client’s enrollments.

Laws, regulations, or interpretations related to doing business over the Internet could also increase our cost of doing business and affect our ability to recruit students in particular states, which could, in turn, negatively affect enrollments and revenues and have a material adverse effect on our business.

Additionally, regulatory agencies may sometimes disagree with the way we have interpreted or applied these requirements. Any misinterpretation by us of these regulatory requirements or adverse changes in regulations or interpretations thereof by regulators could materially adversely affect us. If a client institution fails to comply with state licensing or authorization requirements for a state in which it operates, or fails to obtain licenses or authorizations when required, it could lose its state licensure or authorization by that state or be subject to other sanctions, including restrictions on its activities in, and fines and penalties imposed by, that state, as well as fines, penalties, and sanctions imposed by the Department of Education. The loss of licensure or authorization in a state other than a state in which a client institution is physically located could prohibit us from recruiting prospective students or assisting with offering educational services to current students in that state, which could significantly reduce enrollments.

Government agencies, regulatory agencies, and third parties may conduct compliance reviews, bring claims, or initiate litigation against us or our clients based on alleged violations of the extensive regulatory requirements applicable to us and our clients, which could cause the imposition of sanctions against us or our clients.

Because our client institutions operate in a highly regulated industry, they are subject to program reviews, audits, investigations, claims of non-compliance, and lawsuits by government agencies, regulatory agencies, students, employees, stockholders, and other third parties alleging non-compliance with applicable legal requirements, many of which are imprecise and subject to interpretation. Similarly, we could be subject to those same reviews. If the result of any such proceeding is unfavorable to our clients, they may lose or have limitations imposed on their state licensing, accreditation, or Title IV program participation; be required to pay monetary damages (including triple damages in certain whistleblower suits); or be subject to fines, injunctions, or other penalties, any of which could have a material adverse effect on their business, prospects, financial condition, and results of operations. Similarly, reviews of us directly could also impose a host of limitations and monetary penalties and fines for wrongful actions on our part. Claims and lawsuits brought against us or our clients, even if they are without merit, may also result in adverse publicity, damage our reputation, negatively affect the market price of our stock, adversely affect student enrollments, and reduce the willingness of third parties to do business with us. Even if we adequately address the issues raised by any such proceeding and successfully defend against it, we may have to devote significant financial and management resources to address these issues, which could harm our business.

The regulatory guidance governing third-party servicers imposes a number of requirements on our business and may expose us to liability for certain regulatory violations that are coextensive with our client institutions.

A “Third-party servicer” is any person or entity used by “any eligible institution of higher education to administer, through either manual or automated processing, any aspect of such institution’s student assistance programs.” Third party servicers have a number of requirements. For example, they must conduct and submit to the Department of Education compliance audits under 34 C.F.R. § 668.23. In addition, they must comply with the requirements of 34 C.F.R. § 668.25. Among those requirements include obligations to include in each third-party servicer contract clauses providing the servicer will, among other things:

•

Comply with all statutory provisions of or applicable to Title IV of the HEA, including the requirement to use any funds that the servicer administers under any Title IV, HEA program and any interest or other earnings thereon solely for the purposes specified in and in accordance with that program;

•

Refer to the Office of Inspector General of the Department of Education for investigation any information indicating there is reasonable cause to believe that the institution might have engaged in fraud or other criminal misconduct in connection with the institution’s administration of any Title IV, HEA program or an applicant for Title IV, HEA program assistance might have engaged in fraud or other criminal misconduct in connection with his or her application.

•

Be jointly and severally liable with the institution to the Secretary for any violation by the servicer of any statutory provision of or applicable to Title IV of the HEA, any regulatory provision prescribed under that statutory authority, and any applicable special arrangement, agreement, or limitation entered into under the authority of statutes applicable to Title IV of the HEA;

To the extent we continue to provide third party servicer functions, we will be subject to these requirements, the compliance with which can materially impact our business model.

Proposed legislation, additional rulemaking or additional examinations from U.S. Congress may impact general public perception of the industry in a negative manner resulting in a material and adverse impact on our business.

Criticisms of the overall student lending and post-secondary education sectors may impact general public perceptions of educational institutions, including our client institutions and us, in a negative manner. Adverse media coverage regarding educational institutions – whether or not a client – or regarding us directly could damage our reputation. The environment surrounding access to and the costs of student loans remains in a state of flux. The uncertainty surrounding these issues, and any resolution of these issues that increases loan costs or reduces students’ access to Title IV loans or to student extended payment plans, could reduce student demand for educational programs, adversely impact our revenues and operating profit or result in increased regulatory scrutiny.

Risks Related to Our Business

Our revenue is currently attributable entirely to our contractual relationship as a service provider to New GCU, our only university client, and the loss of, or a decline in enrollment in, New GCU programs could significantly reduce our revenue and impact our overall financial performance.

We expect the programs of New GCU to account for all of our revenue for the foreseeable future, and in any event until such time as we are able to acquire other university clients with mature programs and stable enrollment levels. Any decline in reputation, increase in tuition, or changes in policies of New GCU could adversely affect its student enrollment and its overall financial and operating results, which could materially impact us. Furthermore, New GCU has the right to terminate the Master Services Agreement early after the later of seven (7) years or the payment in full of the Secured Note and, upon the expiration of the Management Services Agreement, New GCU is not required to continue using us as the provider of the services set forth thereunder. If New GCU were to terminate or not renew its relationship with us, or if certain of the programs with New GCU pursuant to the Master Services Agreement were to materially underperform for any reason, it could negatively affect our reputation, revenue and future operating results.

Our success depends, in part, on the effectiveness of our marketing and advertising programs in recruiting new students.

Building awareness of Grand Canyon University and any other client institution, and the programs they offer, is critical to our ability to attract prospective students. It is also critical to our success that we convert prospective students to enrolled students in a cost-effective manner and that these enrolled students remain active in the programs of our client institutions. Some of the factors that could prevent us from successfully recruiting, enrolling, and retaining students in those programs include:

•	the reduced availability of, or higher interest rates and other costs associated with, Title IV loan funds or other sources of financial aid;

•	the emergence of more successful competitors;

•	factors related to our marketing, including the costs and effectiveness of Internet advertising and broad-based branding campaigns and recruiting efforts;

•	performance problems with our online systems;

•	failure of our client institutions to maintain institutional and specialized accreditations;

•	the requirements of the education agencies that regulate our client institutions which could restrict their initiation of new programs and modification of existing programs;

•	the requirements of the education agencies that regulate our client institutions which restrict the ways schools can compensate their recruitment personnel;

•	increased regulation of online education, including in states in which our client institutions do not have a physical presence;

•	restrictions that may be imposed on graduates of online programs that seek certification or licensure in certain states;

•	student dissatisfaction with our services and programs;

•

damage to our reputation or other adverse effects as a result of negative publicity in the media, in industry or governmental reports, or otherwise, affecting us or other companies in the post-secondary education sector;

•	price reductions by competitors that we are unwilling or unable to match;

•	a decline in the acceptance of online education;

•	an adverse economic or other development that affects job prospects in our core disciplines; and

•	a decrease in the perceived or actual economic benefits that students derive from the programs offered by any client institution.

If we are unable to continue to develop awareness of the programs of our clients, and to recruit, enroll, and retain students, enrollments would suffer and our ability to increase revenues and maintain profitability would be significantly impaired.

Our failure to keep pace with changing market needs and technology could harm our ability to attract students.

Our success depends to a large extent on the willingness of employers to employ, promote, or increase the pay of the graduates of our client institutions. Increasingly, employers demand that their new employees possess appropriate technical and analytical skills and also appropriate interpersonal skills, such as communication, and teamwork skills. These skills can evolve rapidly in a changing economic and technological environment. Accordingly, it is important that the educational programs evolve in response to those economic and technological changes. The expansion of existing academic programs and the development of new programs may not be accepted by current or prospective students or by the employers of our graduates. Even if we are able to develop acceptable new programs in conjunction with our client institutions, they may not be able to begin offering those new programs in a timely fashion or as quickly as their competitors offer similar programs. If we, in conjunction with our client institutions are unable to adequately respond to changes in market requirements due to regulatory or financial constraints, unusually rapid technological changes, or other factors, the rates at which their graduates obtain jobs in their fields of study could suffer, our ability to attract and retain students on their behalf could be impaired, and our business, prospects, financial condition, and results of operations could be adversely affected.

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

A decline in the overall growth of enrollment in post-secondary institutions, or in the number of students seeking degrees online, could cause our client institutions to experience lower enrollment, which could negatively impact our future growth.

Based on industry analyses, we believe that enrollment growth in degree-granting, post-secondary institutions is slowing and that the number of high school graduates that are eligible to enroll in degree-granting, post-secondary institutions is expected to decrease over the next few years. In order to maintain current growth rates, we will need to attract a larger percentage of students in existing markets to our client institutions and by working with client institutions to create new academic programs. In addition, if job growth in the fields related to our client’s core disciplines is weaker than expected, as a result of any regional or national economic downturn or otherwise, fewer students may seek the types of degrees that our clients offer. Our failure to attract new students for our clients, or the decisions by prospective students to seek degrees in other disciplines, would have an adverse impact on our future growth.

We face competition from established and other emerging companies, which could divert clients to our competitors, result in pricing pressure and significantly reduce our revenue.

We expect existing competitors and new entrants to the educational services market to revise and improve their business models constantly in response to challenges from competing businesses, including ours. If these or other market participants introduce new or improved delivery of online education and technology-enabled services that we cannot match or exceed in a timely or cost-effective manner, our ability to continue to grow beyond our initial client could be compromised.

Our primary competitors include 2U, EmbanetCompass (owned by Pearson), Academic Partners, HotChalk, Learning House, and Wiley Education Services. There are also several new and existing vendors providing some or all of the services we provide to other segments of the education market, and these vendors may pursue the institutions we target. In addition, colleges and universities may choose to continue using or to develop their own online learning solutions in-house, rather than pay for our solutions.

Increased competition may result in pricing pressure for us in terms of the percentage of tuition and fees we are able to negotiate to receive from a client. The competitive landscape may also result in longer and more complex sales cycles with a prospective client, which would negatively affect our ability to add additional clients and thus our ability to grow our business beyond our initial client.

A number of competitive factors could cause us to lose potential client opportunities or force us to offer our solutions on less favorable economic terms, including

•	competitors may develop service offerings that our potential clients find to be more compelling than ours;

•

competitors may adopt more aggressive pricing policies and offer more attractive sales terms, adapt more quickly to new technologies and changes in client and student requirements, and devote greater resources to the acquisition of qualified students than we can; and

•

current and potential competitors may establish cooperative relationships among themselves or with third parties to enhance their products and expand their markets, and our industry is likely to see an increasing number of new entrants and increased consolidation. Accordingly, new competitors or alliances among competitors may emerge and rapidly acquire significant market share.

We may not be able to compete successfully against current and future competitors. In addition, competition may intensify as our competitors raise additional capital and as established companies in other market segments or geographic markets expand into our market segments or geographic markets. If we cannot compete successfully against our competitors, our ability to grow our business beyond our initial client could be impaired.

Our success depends upon our ability to recruit and retain key personnel.

Our success to date has largely depended on, and will continue to depend on, the skills, efforts, and motivation of our executive officers, who generally have significant experience with our business and the education industry, and we may have difficulties in locating and hiring qualified personnel and in retaining such personnel once hired. In addition, other than non-compete agreements of limited duration that we have with certain executive officers, we have not historically sought non-compete agreements with key personnel and they may leave and subsequently compete against us. The loss of the services of any of our key personnel, many of whom are not party to employment agreements with us, or our failure to attract and retain other qualified and experienced personnel on acceptable terms, could cause our business to suffer.

The protection of our exclusive proprietary rights and intellectual property is limited, and from time to time we may encounter disputes relating to the use by us of intellectual property of third parties, any of which could harm our operations and prospects.

We have developed intellectual property that is or will be the subject of copyright, trademark, service mark, patent, trade secret, or other protections. This intellectual property includes but is not limited to technology, courseware materials and business know-how and internal processes and procedures developed to respond to the requirements of operating a post-secondary educational institution with a significant online campus and to comply with the rules and regulations of various education regulatory agencies. We rely on a combination of copyrights, trademarks, service marks, trade secrets, domain names, and agreements to protect our intellectual property. Protecting intellectual property rights can be difficult, particularly as it relates to the development by competitors of competing content delivery and related technologies, and unauthorized third parties may attempt to duplicate or copy the proprietary aspects of our systems and seek to offer competing services to those offered by us. We cannot assure you that protective measures taken by us will be adequate or that we have secured, or will be able to secure, appropriate protections for all of our proprietary rights in the United States, or that third parties will not infringe upon or violate our proprietary rights. We may from time to time encounter disputes over rights and obligations concerning intellectual property and may not always prevail in these disputes. Any such intellectual property claim could subject us to costly litigation and impose a significant strain on financial resources and management personnel regardless of whether such claim has merit.

Risks Related to Our Business Technology Infrastructure

We are subject to laws and regulations as a result of our collection and use of personal information, and any violations of such laws or regulations, or any breach, theft, or loss of such information, could adversely affect our reputation and operations.

Possession and use of personal information in our operations subjects us to risks and costs that could harm our business. We collect, use, and retain large amounts of personal information regarding our client’s applicants and students, including social security numbers, tax return information, personal and family financial data, and credit card numbers. We also collect and maintain personal information of our employees in the ordinary course of our business. Our services can be accessed globally through the Internet. Therefore, we may be subject to the application of national privacy laws in countries outside the U.S. from which applicants and students access our services. Such privacy laws could impose conditions that limit the way we market and provide our services.

Our computer networks and the networks of certain of our vendors that hold and manage confidential information on our behalf may be vulnerable to unauthorized access, employee theft or misuse, computer hackers, computer viruses, and other security threats. Confidential information may also inadvertently become available to third parties when we integrate systems or migrate data to our servers in connection with periodic hardware or software upgrades.

Due to the sensitive nature of the personal information stored on our servers, our networks may be targeted by hackers seeking to access this data. A user who circumvents security measures could misappropriate sensitive information or cause interruptions or malfunctions in our operations. Although we use security and business controls to limit access and use of personal information, a third party may be able to circumvent those security and business controls, which could result in a breach of student or employee privacy. In addition, errors in the storage, use, or transmission of personal information could result in a breach of privacy for current or prospective students or employees. Possession and use of personal information in our operations also subjects us to legislative and regulatory burdens that could require us to implement certain policies and procedures, such as the procedures we adopted to comply with the Red Flags Rule that was promulgated by the Federal Trade Commission (FTC) under the federal Fair Credit Reporting Act and that requires the establishment of guidelines and policies regarding identity theft related to student credit accounts, and could require us to make certain notifications of data breaches and restrict our use of personal information. A violation of any laws or regulations relating to the collection or use of personal information could result in the imposition of fines against us. As a result, we may be required to expend significant resources to protect against the threat of these security breaches or to alleviate problems caused by these breaches. A major breach, theft, or loss of personal information regarding our client’s students and their families or our employees that is held by us or our vendors, or a violation of laws or regulations relating to the same, could have a material adverse effect on our reputation and result in further regulation and oversight by federal and state authorities and increased costs of compliance.

Capacity constraints, system disruptions, or security breaches in our online computer networks and phone systems could have a material adverse effect on our ability to attract and retain students.

The performance and reliability of the infrastructure of our computer networks and phone systems, including the online programs of our clients, is critical to our operations, reputation and to our ability to attract and retain students on our client’s behalf. Any computer system disruption or failure, or a sudden and significant increase in traffic on the servers that host our online operations, may result in the online courses and programs being unavailable for a period of time. In addition, any significant failure of our computer networks or servers, whether as a result of third-party actions or in connection with planned upgrades and conversions, could disrupt our operations. Individual, sustained, or repeated occurrences could significantly damage the reputation of our technology/services and result in a loss of potential or existing students of our client institutions. Additionally, our operations are vulnerable to interruption or malfunction due to events beyond our control, including natural disasters and network and telecommunications failures. Our computer networks may also be vulnerable to unauthorized access, computer hackers, computer viruses, malicious code, organized cyber-attacks and other security problems. A user who circumvents security measures could misappropriate proprietary information or cause interruptions to or malfunctions in operations. As a result, we may be required to expend significant resources to protect against the threat of these security breaches or to alleviate problems caused by these incidents. Any interruption to our operations could have a material adverse effect on our ability to attract students to our client’s programs and to retain those students.

A failure of our information systems to properly store, process and report relevant data may reduce our management’s effectiveness, interfere with our regulatory compliance and increase our operating expenses.

We are dependent on the integrity of our data management systems. If these systems do not effectively collect, store and process relevant data for the operation of our business, whether due to equipment malfunctions or constraints, software deficiencies, or human error, our ability to effectively report, plan, forecast and execute our business plan and comply with applicable laws and regulations, including the HEA, as reauthorized, and the regulations thereunder, will be impaired, perhaps materially. Any such impairment could materially and adversely affect our financial condition, results of operations, and cash flows.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sales of Unregistered Securities

None.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

Our Board of Directors has authorized the Company to repurchase up to an aggregate of $175.0 million of common stock, from time to time, depending on market conditions and other considerations. The current expiration date on the repurchase authorization is December 31, 2018. Repurchases occur at the Company’s discretion. Repurchases may be made in the open market or in privately negotiated transactions, pursuant to the applicable Securities and Exchange Commission rules. The amount and timing of future share repurchases, if any, will be made as market and business conditions warrant. During the three months ended June 30, 2018, we repurchased 10,000 shares of common stock. At June 30, 2018, there remains $96.2 million available under our share repurchase authorization.

The following table sets forth our share repurchases of common stock and our share repurchases in lieu of taxes, which are not included in the repurchase plan totals as they were approved in conjunction with the restricted share awards, during each period in the second quarter of fiscal 2018:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Dollar Value of Shares That May Yet Be Purchased Under the Program
Share Repurchases
April 1, 2018 – April 30, 2018	—	$—	—	$97,200,000
May 1, 2018 – May 31, 2018	10,000	$103.15	—	$96,200,000
June 1, 2018 – June 30, 2018	—	$—	—	$96,200,000

Total	10,000	$103.15	—	$96,200,000

Tax Withholdings
April 1, 2018 – April 30, 2018	—	$—	—	$—
May 1, 2018 – May 31, 2018	—	$—	—	$—
June 1, 2018 – June 30, 2018	—	$—	—	$—

Total	—	$—	—	$—

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

None.

Item 5.	Other Information

None.

Item 6.	Exhibits

(a) Exhibits

Number	Description	Method of Filing

3.1	Amended and Restated Certificate of Incorporation.	Incorporated by reference to Exhibit 3.1 to Amendment No. 6 to the University’s Registration Statement on Form S-1 filed with the SEC on November 12, 2008.

3.1.1	Certificate of Amendment of Amended and Restated Certificate of Incorporation.	Incorporated by reference to Appendix A to the University’s Proxy Statement for its 2016 Annual Meeting of Stockholders, filed with the SEC on April 29, 2016.

3.2	Third Amended and Restated Bylaws.	Incorporated by reference to Exhibit 3.1 to the University’s Current Report on Form 8-K filed with the SEC on October 29, 2014.

4.1	Specimen of Stock Certificate.	Incorporated by reference to Exhibit 4.1 to Amendment No. 2 to the University’s Registration Statement on Form S-1 filed with the SEC on September 29, 2008.

31.1	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

31.2	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. ††	Filed herewith.

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. ††	Filed herewith.

101.INS	XBRL Instance Document	Filed herewith.

101.SCH	XBRL Taxonomy Extension Schema	Filed herewith.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase	Filed herewith.

101.DEF	XBRL Taxonomy Extension Definition Linkbase	Filed herewith.

101.LAB	XBRL Taxonomy Extension Label Linkbase	Filed herewith.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase	Filed herewith.

†	Indicates a management contract or any compensatory plan, contract or arrangement.
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

GRAND CANYON EDUCATION, INC.

Date: August 8, 2018	By:	/s/ Daniel E. Bachus
Daniel E. Bachus
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)