Form 10-Q
period 2018-09-30
Grand Canyon Education, Inc.
filed 2018-11-08
CIK 1434588

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐

		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The total number of shares of common stock outstanding as of November 5, 2018, was 48,133,425.

GRAND CANYON EDUCATION, INC.

FORM 10-Q

101.INS XBRL Instance Document

101.SCH XBRL Taxonomy Extension Schema

101.CAL XBRL Taxonomy Extension Calculation Linkbase

101.LAB XBRL Taxonomy Extension Label Linkbase

101.PRE XBRL Taxonomy Extension Presentation Linkbase

101.DEF XBRL Taxonomy Extension Definition Linkbase

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

GRAND CANYON EDUCATION, INC.

Consolidated Income Statements

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
(In thousands, except per share data)
Service revenue	$155,454	$—	$155,454	$—
University related revenue	—	236,209	512,499	702,716

Net revenue	155,454	236,209	667,953	702,716

Costs and expenses:
Technology and academic services	11,101	10,494	32,476	31,095
Counseling services and support	51,116	46,100	152,701	138,382
Marketing and communication	31,546	28,130	90,168	82,865
General and administrative	10,092	8,343	23,273	21,182
University related expenses	6,569	83,450	173,735	237,784
Loss on Transaction	15,610	—	17,600	—

Total costs and expenses	126,034	176,517	489,953	511,308

Operating income	29,420	59,692	178,000	191,408
Interest income on Secured Note	13,248	—	13,248	—
Interest expense	(558)	(567)	(961)	(1,642)
Investment interest and other	371	1,445	2,919	2,186

Income before income taxes	42,481	60,570	193,206	191,952
Income tax expense	8,720	21,266	39,726	56,889

Net income	$33,761	$39,304	$153,480	$135,063

Earnings per share:
Basic income per share	$0.71	$0.83	$3.22	$2.87

Diluted income per share	$0.70	$0.81	$3.17	$2.80

Basic weighted average shares outstanding	47,682	47,316	47,592	47,083

Diluted weighted average shares outstanding	48,422	48,292	48,429	48,197

The accompanying notes are an integral part of these consolidated financial statements.

GRAND CANYON EDUCATION, INC.

Consolidated Statements of Comprehensive Income

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
(In thousands)
Net income	$33,761	$39,304	$153,480	$135,063
Other comprehensive income, net of tax:
Unrealized gains (losses) on available-for-sale securities, net of taxes of $44 and $25 for the three months ended September 30, 2018 and 2017, respectively, and $6 and $257 for the nine months ended September 30, 2018 and 2017, respectively	(133)	40	(20)	416
Unrealized gains (losses) on hedging derivatives, net of taxes of $2 and $20 for the three months ended September 30, 2018 and 2017, respectively, and $81 and $65 for the nine months ended September 30, 2018 and 2017, respectively	(4)	(30)	248	(104)

Comprehensive income	$33,624	$39,314	$153,708	$135,375

The accompanying notes are an integral part of these consolidated financial statements.

GRAND CANYON EDUCATION, INC.

Consolidated Balance Sheets

	September 30,	December 31,
	2018	2017
	(Unaudited)
ASSETS:
(In thousands, except par value)
Current assets
Cash and cash equivalents	$44,879	$153,474
Restricted cash and cash equivalents	61,667	94,534
Investments	68,754	89,271
Accounts receivable, net	65,120	10,908
Interest receivable on secured note	4,381	—
Income tax receivable	1,791	2,086
Other current assets	8,607	24,589

Total current assets	255,199	374,862
Property and equipment, net	110,908	922,284
Note receivable	882,900	—
Prepaid royalties	—	2,763
Goodwill	2,941	2,941
Other assets	743	723

Total assets	$1,252,691	$1,303,573

LIABILITIES AND STOCKHOLDERS’ EQUITY:
Current liabilities
Accounts payable	$16,996	$29,139
Accrued compensation and benefits	17,857	23,173
Accrued liabilities	13,511	20,757
Income taxes payable	—	16,182
Student deposits	—	95,298
Deferred revenue	—	46,895
Current portion of notes payable	6,572	6,691

Total current liabilities	54,936	238,135
Other noncurrent liabilities	—	1,200
Deferred income taxes, noncurrent	4,421	18,362
Notes payable, less current portion	54,976	59,925

Total liabilities	114,333	317,622

Commitments and contingencies
Stockholders’ equity
Preferred stock, $0.01 par value, 10,000 shares authorized; 0 shares issued and outstanding at September 30, 2018 and December 31, 2017	—	—
Common stock, $0.01 par value, 100,000 shares authorized; 52,570 and 52,277 shares issued and 48,134 and 48,125 shares outstanding at September 30, 2018 and December 31, 2017, respectively	526	523
Treasury stock, at cost, 4,436 and 4,152 shares of common stock at September 30, 2018 and December 31, 2017, respectively	(119,982)	(100,694)
Additional paid-in capital	251,828	232,670
Accumulated other comprehensive loss	(652)	(724)
Retained earnings	1,006,638	854,176

Total stockholders’ equity	1,138,358	985,951

Total liabilities and stockholders’ equity	$1,252,691	$1,303,573

The accompanying notes are an integral part of these consolidated financial statements.

GRAND CANYON EDUCATION, INC.

Consolidated Statement of Stockholders’ Equity

(In thousands)

(Unaudited)

						Accumulated
					Additional	Other
	Common Stock		Treasury Stock		Paid-in	Comprehensive	Retained
	Shares	Par Value	Shares	Cost	Capital	Loss	Earnings	Total
Balance at December 31, 2017	52,277	$523	4,152	$(100,694)	$232,670	$(724)	$854,176	$985,951
Cumulative effect from the adoption of accounting pronouncements, net of taxes	—	—	—	—	—	—	(1,174)	(1,174)
Comprehensive income	—	—	—	—	—	228	153,480	153,708
Adoption impact – ASU 2018-02	—	—	—	—	—	(156)	156	—
Common stock purchased for treasury	—	—	39	(4,135)	—	—	—	(4,135)
Restricted shares forfeited	—	—	94	—	—	—	—	—
Share-based compensation	163	2	151	(15,153)	17,064	—	—	1,913
Exercise of stock options	130	1	—	—	2,094	—	—	2,095

Balance at September 30, 2018	52,570	$526	4,436	$(119,982)	$251,828	$(652)	$1,006,638	$1,138,358

The accompanying notes are an integral part of these consolidated financial statements.

GRAND CANYON EDUCATION, INC.

Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended September 30,
(In thousands)	2018	2017
Cash flows provided by operating activities:
Net income	$153,480	$135,063
Adjustments to reconcile net income to net cash provided by operating activities:
Share-based compensation	17,066	9,562
Provision for bad debts	8,669	13,351
Depreciation and amortization	31,783	40,467
Deferred income taxes	(13,551)	3,813
Loss on transaction, net of costs and asset impairment	12,605	—
Other	1,411	1,751
Changes in assets and liabilities:
Accounts receivable from GCU	(69,501)	—
Accounts receivable	(7,784)	(14,827)
Prepaid expenses and other	(555)	(3,784)
Accounts payable	(11,938)	4,007
Accrued liabilities and employee related liabilities	(8,666)	6,710
Income taxes receivable/payable	(15,887)	8,156
Deferred rent	(189)	(271)
Deferred revenue	6,881	75,699
Student deposits	(7,288)	(9,770)

Net cash provided by operating activities	96,536	269,927

Cash flows used in investing activities:
Capital expenditures	(90,152)	(75,604)
Purchases of land and building improvements related to off-site development	(330)	(10,152)
Disposition, net of cash	(131,550)	—
Funding to GCU at closing in excess of required capital	(7,377)	—
Repayment of excess funds by GCU	7,377	—
Funding to GCU for capital expenditures	(12,803)	—
Return of equity method investment	—	685
Purchases of investments	(31,455)	(76,630)
Proceeds from sale or maturity of investments	50,561	49,617

Net cash used in investing activities	(215,729)	(112,084)

Cash flows used in financing activities:
Principal payments on notes payable and capital lease obligations	(5,076)	(5,102)
Net borrowings from revolving line of credit	—	(25,000)
Repurchase of common shares including shares withheld in lieu of income taxes	(19,288)	(9,657)
Net proceeds from exercise of stock options	2,095	6,755

Net cash used in financing activities	(22,269)	(33,004)

Net (decrease) increase in cash and cash equivalents and restricted cash	(141,462)	124,839
Cash and cash equivalents and restricted cash, beginning of period	248,008	130,907

Cash and cash equivalents and restricted cash, end of period	$106,546	$255,746

Supplemental disclosure of cash flow information
Cash paid for interest	$738	$1,633
Cash paid for income taxes	$69,161	$45,413
Supplemental disclosure of non-cash investing and financing activities
Sale transaction to GCU through Secured Note financing	$870,097	$—
Purchases of property and equipment included in accounts payable	$924	$6,437
Reclassification of capitalized costs – adoption of ASC 606	$9,015	$—
Reclassification of deferred revenue – adoption of ASC 606	$7,451	$—
Reclassification of tax effect within accumulated other comprehensive income	$156	$—

The accompanying notes are an integral part of these consolidated financial statements.

GRAND CANYON EDUCATION, INC.

Notes to Consolidated Financial Statements

(In thousands, except per share data)

(Unaudited)

1. Nature of Business

Grand Canyon Education, Inc. (together with its subsidiaries, the “Company” or “GCE”) is a publicly traded education services company. GCE provides a full array of support services in the post-secondary education sector and has developed significant technological solutions, infrastructure and operational processes to provide service in these areas on a large scale. GCE currently provides services to Grand Canyon University, an Arizona non-profit corporation (“GCU”), its client, that include technology and academic services, counseling services and support, marketing and communication services, and several back office services such as accounting, reporting, tax, human resources, and procurement services. On July 1, 2018 the Company consummated a transaction that impacted the nature of our business. See Note 2 to our consolidated financial statements for a full description of this transaction. The Company’s wholly-owned subsidiaries were historically used to facilitate expansion of the university campus prior to the transaction.

GCU owns and operates a comprehensive regionally accredited university (the “University”) that offers over 230 graduate and undergraduate degree programs, emphases and certificates across nine colleges both online and on ground at its over 262 acre campus in Phoenix, Arizona, at leased facilities and at facilities owned by third party employers.

2. The Transaction

Asset Purchase Agreement and Related Agreements

On July 1, 2018, the Company consummated an Asset Purchase Agreement (the “Asset Purchase Agreement”) with GCU (formerly known as Gazelle University). Prior to the consummation of the transactions contemplated by the Asset Purchase Agreement (the “Transaction”), the Company operated the University.

Pursuant to the Asset Purchase Agreement:

•

The Company transferred to GCU the real property and improvements comprising the University campus as well as tangible and intangible academic and related operations and assets related to the University (the “Transferred Assets”), and GCU assumed liabilities related to the Transferred Assets. Accordingly, GCU now owns and operates the University. The Asset Purchase Agreement contains customary representations, warranties, covenants, agreements and indemnities.

•

The final purchase price that GCU paid for the Transferred Assets at closing (and after giving effect to a post-closing adjustment as provided in the Asset Purchase Agreement) was $870,097. The final purchase price was equal to the book value of the tangible Transferred Assets as of July 1, 2018, plus $1.00 for the intangible Transferred Assets.

•

GCU paid the purchase price for the Transferred Assets by issuing to the Company a senior secured note (the “Secured Note”) that is governed by a credit agreement between the Company and GCU (the “Credit Agreement”). The Credit Agreement contains customary commercial credit terms, including affirmative and negative covenants applicable to GCU, and provides that the Secured Note bears interest at an annual rate of 6.0%, has a maturity date of June 30, 2025, and is secured by all of the assets of GCU. The Secured Note provides for GCU to make interest only payments during the term, with all principal and accrued and unpaid interest due at maturity and also provides that the Company will loan additional amounts to GCU to fund approved capital expenditures during the first three years of the term on the terms set forth therein.

•

In connection with the closing of the Asset Purchase Agreement, the Company and GCU entered into a long-term master services agreement (the “Master Services Agreement”) pursuant to which the Company provides identified technology and academic services, counseling services and support, marketing and communication services, and several back office services to GCU in return for 60% of GCU’s tuition and fee revenue. The Master Services Agreement has an initial term of fifteen (15) years, subject to renewal options, although GCU has the right to terminate the Master Services Agreement early after the later of seven (7) years or the payment in full of the Secured Note. If GCU were to terminate the Master Services Agreement early, then GCU would be required to pay the Company a termination fee equal to one-hundred percent (100%) of the fees paid in the trailing twelve (12) month period. If the Master Services Agreement were not renewed after the initial fifteen (15) year term, GCU would be required to pay the Company a non-renewal fee equal to fifty percent (50%) of the fees paid in the trailing twelve (12) month period.

As a result of the Transaction, effective July 1, 2018, various aspects of the Company’s operations changed in important ways. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Change in the Structure of Our Operations.”

GRAND CANYON EDUCATION, INC.

Notes to Consolidated Financial Statements

(In thousands, except per share data)

(Unaudited)

Disposed Assets, previously Assets and Liabilities Held for Sale

The Company received Board approval to consummate the Transaction on June 28, 2018, and completed the Transaction on July 1, 2018. As a result, the Company determined that it had met the accounting requirements to classify the assets and liabilities to be transferred in the Transaction as assets and liabilities held for sale as of June 30, 2018. The assets and liabilities held for sale were sold as part of the Transaction on July 1, 2018. Accordingly, the following balances were transferred to GCU as of July 1, 2018:

Restricted cash and cash equivalents	$97,443
Accounts receivable, net of allowance for doubtful accounts of $6,093	9,780
Other assets	7,677
Property and equipment, net of accumulated depreciation of $166,066	870,097

Total assets held for sale, current	$984,997

Accrued and other liabilities	$5,025
Student deposits	88,010
Deferred revenue	46,325
Note payable	79

Total liabilities held for sale, current	$139,439

The Company received a Secured Note for the Transferred Assets. The Company also transferred cash equal to $34,107 representing a working capital adjustment as part of the closing. Except for identified liabilities assumed by GCU, GCE retained responsibility for all liabilities of the business arising from pre-closing operations. For the nine months ended September 30, 2018 the Company had a loss of $17,600, included in Loss on Transaction due to transaction costs of $4,995 and an asset impairment of $3,037 for the nine months ended September 30, 2018. In addition, the Company transferred to GCU cash of $9,568 to fund a deferred compensation plan for GCU employees that were formerly GCE employees (the “Transferred Employees”) and that held unvested restricted stock of GCE that was forfeited upon the Transaction. Included in the university related expenses for the three months ended September 30, 2018 is $7,880 of share-based compensation expense resulting from the modification and vesting of previously issued restricted stock grants held by Transferred Employees, employer tax expense of $191 related to the share-based compensation modification, net of reversals of employee related liabilities that were not part of the Transferred Assets for the Transaction of $1,502.

Variable Interest Entity and Related Party Considerations

ASC 810-10-15-17 provides scope exceptions to the variable interest entity analysis that include a not-for profit entity carve out. GCU is not a related party to the Company in accordance with ASC Topic 850. The following factors were considered:

•	Since GCU is a non-profit corporation, the Company has no ownership interest or voting rights in GCU.

•

GCU is a separate non-profit entity under the control of an independent board of trustees, none of whose members have ever served in a management or corporate board role at the Company. GCU’s board of trustees has adopted bylaws and a related conflict of interest policy that, among other things, (i) prevents any trustee of GCU from attending any meeting, or voting on any matter, as to which such trustee has a conflict of interest, (ii) establishes a special committee of independent trustees to oversee on behalf of GCU all matters related to the Master Services Agreement and GCU’s relationship with the Company, and (iii) prohibits any trustee from having any financial interest in, or role with, the Company. Accordingly, the Company’s relationship with GCU, both pursuant to the Master Services Agreement and operationally, is no longer as owner and operator, but as a third party service provider to an independent customer. While the Company believes that its relationship with GCU will remain strong, GCU’s board of trustees and management will have fiduciary and other duties that will require them to focus on the best interests of GCU and over time those interests could diverge from those of the Company.

•

Mr. Brian E. Mueller has served as the Chief Executive Officer of the Company since 2008 and the Chairman of the Board of the Company since 2017 and has also served as the President of the University since 2012. In connection with the Transaction, the Board of Directors of the Company and the board of trustees of GCU each independently determined that Mr. Mueller should retain those roles. Accordingly, Mr. Mueller remains the Chairman of the Board and Chief Executive Officer of the Company and continues to serve as the President of GCU. As noted above, however, Mr. Mueller is prohibited from serving on the board of trustees of GCU. Aside from Mr. Mueller, no other employee of GCU or GCE has a dual role in both organizations. A structure has been put in place that prevents Mr. Mueller from participating in operational matters involving the Company and GCU, including with respect to the Master Services Agreement.

GRAND CANYON EDUCATION, INC.

Notes to Consolidated Financial Statements

(In thousands, except per share data)

(Unaudited)

•

The terms of the Master Services Agreement vest in GCU and its board of trustees full authority over decision making related to the day-to-day operations of GCU, including, without limitation, (i) selecting, hiring and firing its personnel, (ii) selecting and adopting academic programs and courses, (iii) establishing admission standards and admitting students, (iv) overseeing instruction, (v) setting credit and student performance requirements, (vi) determining graduation requirements, and (vii) conferring degrees. Per the terms of the MSA, GCE has no authority over GCU’s day-to-day operations.

•

If GCU were to default under the Credit Agreement, the Company would be able to pursue assets of GCU, which are pledged as collateral for the Secured Note. However, the Company would not become the owner or operator of GCU.

•	There is no parent entity and subsidiary relationship between the Company and GCU.

•	The Company and GCU both engaged their own outside corporate counsel, outside regulatory counsel, and financial advisors to represent each party’s interest during the Transaction.

Second Amendment to Credit Agreement

The Company is a party to a credit agreement with Bank of America, N.A. as Administrative Agent, and other lenders, dated December 21, 2012 and amended as of January 15, 2016. Effective July 1, 2018, the Company and the lenders amended the credit agreement (the “Amendment”). Under the terms of the Amendment, (a) the lenders released the collateral securing the Company’s obligations under the credit agreement in order to enable the Company to consummate the Asset Purchase Agreement described above and modified certain financial and regulatory covenants to reflect the transactions described above, including the fact that the Company no longer operates a regulated educational institution, and (b) the Company (i) provided to the Administrative Agent cash collateral securing its remaining obligations under the credit agreement until such time as the Transaction has been approved by the U.S. Department of Education (the “Department of Education”), and (ii) agreed to collaterally assign its rights under the Asset Purchase Agreement, the Secured Note and the Master Services Agreement. The amount that is considered cash collateral is included as restricted cash on the consolidated balance sheet. The credit agreement, as amended by the Amendment, contains standard covenants, including covenants that, among other things, restrict the Company’s ability to incur additional debt or make certain investments and that require the Company to maintain a certain financial condition.

3. Summary of Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. Intercompany transactions have been eliminated in consolidation.

Unaudited Interim Financial Information

The accompanying unaudited interim consolidated financial statements of the Company have been prepared in accordance with U.S. generally accepted accounting principles and pursuant to the rules and regulations of the United States Securities and Exchange Commission and the instructions to Form 10-Q and Article 10, consistent in all material respects with those applied in its financial statements included in its Annual Report on Form 10-K for the fiscal year ended December 31, 2017. They do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. Such interim financial information is unaudited but reflects all adjustments that in the opinion of management are necessary for the fair presentation of the interim periods presented. Interim results are not necessarily indicative of results for a full year. These consolidated financial statements should be read in conjunction with the Company’s audited financial statements and footnotes included in its Annual Report on Form 10-K for the fiscal year ended December 31, 2017 from which the December 31, 2017 balance sheet information was derived. For purposes hereof, the term “university related revenue” refer to the Company’s revenue from operations prior to the sale of the University to GCU, and the term “university related expenses” refers to the Company’s expenses related to the operation of the University prior to the sale of the University to GCU and that are now the responsibility of GCU.

Restricted Cash and Cash Equivalents

A significant portion of the Company’s university related revenue was received from students who participated in government financial aid and assistance programs. Prior to July 1, 2018, restricted cash and cash equivalents represented amounts received from the federal and state governments under various student aid grant and loan programs, such as Title IV. The Company received these funds subsequent to the completion of the authorization and disbursement process and held them for the benefit of the student. The Department of Education requires Title IV funds collected in advance of student billings to be restricted until the course begins. Prior to the Transaction, the Company recorded all of these amounts as a current asset in restricted cash and cash equivalents. The majority of these funds remained as restricted for an average of 60 to 90 days from the date of receipt. Restricted cash and cash equivalents at September 30, 2018 represents the cash collateral on the credit agreement.

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

On February 27, 2013, the Company entered into an interest rate corridor to manage its 30 Day LIBOR interest exposure related to its variable rate debt. The fair value of the interest rate corridor instrument as of September 30, 2018 and December 31, 2017 was $801 and $509, respectively, which is included in other assets. The fair value of the derivative instrument was determined using a hypothetical derivative transaction and Level 2 of the hierarchy of valuation inputs. This derivative instrument was originally designated as a cash flow hedge of variable rate debt obligations. The adjustment of $330 and $169 for the nine months ended September 30, 2018 and 2017, respectively, for the effective portion of the gains and losses on the derivatives is included as a component of other comprehensive income, net of taxes.

The interest rate corridor instrument reduces variable interest rate risk starting March 1, 2013 through December 20, 2019 with a notional amount of $61,667 as of September 30, 2018. The corridor instrument’s terms permit the Company to hedge its interest rate risk at several thresholds; the Company pays variable interest monthly based on the 30 Day LIBOR rates until that index reaches 1.5%. If 30 Day LIBOR is equal to 1.5% through 3.0%, the Company pays 1.5%. If 30 Day LIBOR exceeds 3.0%, the Company pays actual 30 Day LIBOR less 1.5%.

As of September 30, 2018, no derivative ineffectiveness was identified. Any ineffectiveness in the Company’s derivative instrument designated as a hedge is reported in interest expense in the income statement. At September 30, 2018, the Company expects to reclassify gains or losses on derivative instruments from accumulated other comprehensive income (loss) into earnings during the next 12 months as the derivative instrument expires in December 2019.

Fair Value of Financial Instruments

The carrying value of cash and cash equivalents, investments, accounts receivable, accounts payable and accrued compensation and benefits and accrued liabilities expenses approximate their fair value based on the liquidity or the short-term maturities of these instruments. The carrying value of notes receivable, non-current approximates fair value as the Secured Note resulted from the Transaction and was negotiated at fair market value. The carrying value of notes payable approximates fair value as it is based on variable rate index. Derivative financial instruments are carried at fair value, determined using Level 2 of the hierarchy of valuation inputs as defined in the FASB Accounting Standards Codification (“Codification”), with the use of inputs other than quoted prices that are observable for the asset or liability.

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

GRAND CANYON EDUCATION, INC.

Notes to Consolidated Financial Statements

(In thousands, except per share data)

(Unaudited)

Revenue Recognition

University related revenue – prior to July 1, 2018

On January 1, 2018, the Company adopted “Revenue from Contracts with Customers” using the modified retrospective method applied to all contracts. Prior to the Transaction on July 1, 2018, net revenues consisted primarily of tuition, net of scholarships, and fees derived from courses taught by the University online, on ground, and at facilities it leased or those of employers, as well as from related educational resources that the University provided to its students, such as access to online materials. Tuition revenue was recognized pro-rata over the applicable period of instruction. A contract was entered into with a student and covered a course or semester. Revenue recognition occurred once a student started attending a course. The Company also charged online students an upfront learning management fee, which was deferred and recognized over the initial course. The Company had no costs that were capitalized to obtain or to fulfill a contract with a customer. Ancillary revenues included housing and fee revenues that were recognized over the period the services were provided and also included revenues from sales and services such as food and beverage, merchandise, hotel, golf and arena events that were recognized as sales occurred or services were performed as these services were transferred at a point in time. For the six months ended June 30, 2018 and the nine months ended September 30, 2017, the Company’s revenue was reduced by approximately $101,176 and $135,630, respectively, as a result of scholarships that the Company offered to students. Sales tax collected from students is excluded from net revenues. Collected but unremitted sales tax is included as an accrued liability in our consolidated balance sheet.

The following table presents our revenues disaggregated by the nature of transfer of services for the six months ended June 30, 2018:

Tuition revenues	$522,430
Ancillary revenues (housing, meals, fees, golf, hotel, arena, other)	91,245

Total revenues	613,675

Scholarships	(101,176)

Net Revenues	$512,499

The Company’s receivables represented unconditional rights to consideration from its contracts with students; accordingly, students were not billed until they started attending a course and the revenue recognition process had commenced. Once a student had been invoiced, payment was due immediately. Included in each invoice to the student were all educational related items including tuition, net of scholarships, housing, educational materials, fees, etc. The Company did not have any contract assets. The Company’s contract liabilities were reported as deferred revenue and student deposits in the consolidated balance sheets. Deferred revenue and student deposits in any period represented the excess of tuition, fees, and other student payments received as compared to amounts recognized as revenue on the consolidated income statement and were reflected as current liabilities in the accompanying consolidated balance sheets. The Company’s education programs had starting and ending dates that differ from its fiscal quarters. Therefore, at the end of each fiscal quarter, a portion of revenue from these programs was not yet earned. The majority of the University’s traditional ground students did not attend courses during the summer months (May through August), which affected our results for our second and third fiscal quarters.

The Company had identified a performance obligation associated with the provision of its educational instruction and other educational services, housing services, and other academic related services and used the output measure for recognition as the period of time over which the services were provided to our students. The Company had identified performance obligations related to its hotel, golf course, restaurants, sale of branded promotional items and other ancillary activities and recognized revenue at the point in time goods or services were provided to its customers. The Company maintained an institutional tuition refund policy, which provided for all or a portion of tuition to be refunded if a student withdrew during stated refund periods. Certain states in which students reside impose separate, mandatory refund policies, which overrode the Company’s policy to the extent in conflict. If a student withdrew at a time when only a portion, or none of the tuition was refundable, then in accordance with its revenue recognition policy, the Company continued to recognize the tuition that was not refunded pro-rata over the applicable period of instruction. The Company did not record revenue on amounts that may be refunded. However, for students that had taken out financial aid to pay their tuition and for which a return of such money to the Department of Education under Title IV was required as a result of his or her withdrawal, the Company reassessed collectability for these students each quarter for the estimated revenue that will be returned and recognized the revenue in future periods when payment was received. The Company had elected the short-term contract exemption with respect to its performance obligations under its contracts with students as all such contracts had original terms of less than one year.

GRAND CANYON EDUCATION, INC.

Notes to Consolidated Financial Statements

(In thousands, except per share data)

(Unaudited)

Service revenue commenced July 1, 2018

Starting July 1, 2018, the Company generates all of its revenue through the Master Services Agreement, pursuant to which the Company provides identified technology and academic services, counseling services and support, marketing and communication services, and several back office services to GCU in return for 60% of GCU’s tuition and fee revenue. Effective July 1, 2018, the Company adopted “Revenue from Contracts with Customers” applied to our Master Service Agreement, our only revenue-producing contract, as an education service provider.

The Company’s contract with GCU has an initial 15 year term, subject to renewal options, although GCU has the right to terminate the Master Services Agreement early after the later of seven (7) years or the payment in full of the Secured Note. Refer to Note 2 for further discussion on the fees associated with early termination or non-renewal by GCU. The Company’s contract has a single performance obligation, as the promises to provide the identified services are not distinct within the context of the Master Services Agreement. The single performance obligation is delivered as our client receives and consumes benefits, which occurs ratably over the service period. Service revenue is recognized over time using the output method of measuring progress towards complete satisfaction of the single performance obligation. The output method provides a faithful depiction of the performance toward complete satisfaction of the performance obligation and can be tied to the time elapsed which is consumed evenly over the month and is a direct measurement of the value provided to our client. The service fees received from our client over the term of the agreement are variable in nature in that they are dependent upon the number of students attending the University and revenues generated from those students during the service period. Due to the variable nature of the consideration over the life of the service arrangement, the Company considered forming an expectation of the variable consideration to be received over the service life of this one performance obligation. However, since the performance obligation represents a series of distinct services, the Company will recognize the variable consideration that becomes known and billable each month because these fees related to the distinct service period (month) in which the fees are earned. The Company meets the criteria in the standard and will exercise the practical expedient and not disclose the aggregate amount of the transaction price allocated to the single performance obligation that is unsatisfied as of the end of the reporting period. The Company does not disclose the value of unsatisfied performance obligations because the directly allocable variable consideration is allocated entirely to a wholly unsatisfied promise to transfer a service that forms part of a single performance obligation. The service fees are calculated and settled monthly with GCU, resulting in a settlement duration of less than one year. There are no refunds or return rights under the Master Services Agreement.

The Company’s receivables represent unconditional rights to consideration from our contract with GCU. Accounts receivable, net is stated at net realizable value, and the Company utilizes the allowance method to provide for doubtful accounts based on its evaluation of the collectability of the amounts due. There are no unbilled revenue amounts included in our accounts receivable. There have been no amounts written off and no reserves established as of September 30, 2018. The Company receives service revenue payments monthly. The Company will continue to review and revise its allowance methodology based on historical collection experience.

The Company does not have any contract assets or contract liabilities as the Company calculates the service fee and bills its client on the last day of each month. The Company has no costs that are capitalized to obtain or to fulfill a contract with a customer.

Prepaid Royalty

In connection with its February 2004 acquisition of the assets of Grand Canyon University from a non-profit foundation, the Company recorded a future royalty payment obligation that was included in the Prepaid Royalty in the accompanying consolidated balance sheet, which was being amortized over a 20 year period. This asset was to be expensed over the periods that online education revenues were earned. At the completion of the Transaction on July 1, 2018, the remaining prepaid royalty assets were deemed impaired and $3,037 was expensed and included in Loss on Transaction in the consolidated income statement.

Internally Developed Technology

The Company capitalizes certain costs related to internal-use software, primarily consisting of direct labor associated with creating the software. Software development projects generally include three stages: the preliminary project stage (all costs are expensed as incurred), the application development stage (certain costs are capitalized and certain costs are expensed as incurred) and the post-implementation or operation stage (all costs are expensed as incurred). Costs capitalized in the application development stage include costs of design, coding, integration, and testing of the software developed. Capitalization of costs requires judgment in determining when a project has reached the application development stage and the period over which we expect to benefit from the use of that software. Once the software is placed in service, these costs are amortized over the estimated useful life of the software, which is generally three years. These assets are a component of our property and equipment, net in our consolidated balance sheet.

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

GRAND CANYON EDUCATION, INC.

Notes to Consolidated Financial Statements

(In thousands, except per share data)

(Unaudited)

Financial Statement Presentation

On July 1, 2018 the Company consummated the Transaction, which impacted the nature of its business. See Note 2 to our consolidated financial statements for a full description of the Transaction. GCE now provides services to GCU, its client, that include technology and academic services, counseling services and support, marketing and communication services, and several back office services such as accounting, reporting, tax, human resources, and procurement services. The Company made changes in its presentation of operating expenses and reclassified prior periods to conform to the current presentation. The Company determined that these changes would provide more meaningful information as this new presentation provides transparency for costs that will be incurred as a service provider and costs that will not reoccur in the future as they are related to university expenses that were transferred to GCU in the Transaction.

Technical and Academic Services

Technical and academic services (previously primarily a component of instructional costs and services) consist primarily of costs related to ongoing maintenance of educational infrastructure, including online course delivery and management, student records, assessment, customer relations management and other internal administrative systems. This also includes costs to provide support for curriculum and new program development, support for faculty training and development, technical support and assistance with state compliance. This expense category includes salaries, benefits and share-based compensation, information technology costs, curriculum and new program development costs (which are expensed as incurred) and other costs associated with these support services. This category also includes an allocation of depreciation, amortization, rent, and occupancy costs attributable to the provision of these services, primarily at the Company’s Phoenix, Arizona location.

Counseling Services and Support

Counseling services and support (previously primarily components of instructional costs and services and admissions advisory related expenses) consist primarily of costs including team-based counseling and other support to prospective and current students as well as financial aid processing. This expense category includes salaries, benefits and share-based compensation, and other costs such as dues, fees and subscriptions and travel costs. This category also includes an allocation of depreciation, amortization, rent, and occupancy costs attributable to the provision of these services, primarily at the Company’s Phoenix, Arizona location.

Marketing and Communication

Marketing and communication includes lead acquisition, digital communication strategies, brand identity advertising, media planning and strategy, video, data science and analysis, marketing to potential students and other promotional and communication services. This category was primarily from our historical captions of advertising and marketing and promotional. This expense category includes salaries, benefits and share-based compensation for marketing and communication personnel, brand advertising, marketing leads and other promotional and communication expenses. This category also includes an allocation of depreciation, amortization, rent, and occupancy costs attributable to the provision of these services, primarily at the Company’s Phoenix, Arizona location. Advertising costs are expensed as incurred.

General and Administrative

General and administrative expenses include salaries, benefits and share-based compensation of employees engaged in corporate management, finance, human resources, compliance, and other corporate functions. This category also includes an allocation of depreciation, amortization, rent, and occupancy costs attributable to the provision of these services, primarily at the Company’s Phoenix, Arizona location.

University related expenses

University related expenses (previously primarily instructional costs and services) represent the costs that were transferred to GCU in the Transaction and that are no longer incurred by the Company.

We have reclassified our operating expenses for prior periods to conform to the above disaggregation and revisions to our presentation. There were no changes to total operating expenses or operating income as a result of these reclassifications. The following table presents our operating expenses as previously reported and as reclassified on our Consolidated Income Statement for each of the quarters in 2017 and the first two quarters of 2018.

GRAND CANYON EDUCATION, INC.

Notes to Consolidated Financial Statements

(In thousands, except per share data)

(Unaudited)

	2017
	First Quarter As Reported	First Quarter As Reclassified	Second Quarter As Reported	Second Quarter As Reclassified
Costs and expenses:
Technology and academic services	—	10,381	—	10,220
Counseling services and support	—	46,312	—	45,970
Marketing and communication	—	27,309	—	27,426
General and administrative	9,941	7,033	10,058	5,806
University related expenses	—	80,543	—	73,791
Instructional costs and services	102,574	—	95,030	—
Admissions advisory and related	31,972	—	31,085	—
Advertising	24,631	—	24,776	—
Marketing and promotional	2,460	—	2,264	—

Total costs and expenses	171,578	171,578	163,213	163,213

	2017
	Third Quarter As Reported	Third Quarter As Reclassified	Fourth Quarter As Reported	Fourth Quarter As Reclassified
Costs and expenses:
Technology and academic services	—	10,494	—	10,739
Counseling services and support	—	46,100	—	50,213
Marketing and communication	—	28,130	—	26,227
General and administrative	12,915	8,343	10,845	5,975
University related expenses	—	83,450	—	86,356
Loss on transaction	—	—	—	562
Instructional costs and services	104,303	—	108,933	—
Admissions advisory and related	31,426	—	34,061	—
Advertising	25,523	—	23,678	—
Marketing and promotional	2,350	—	2,555	—

Total costs and expenses	176,517	176,517	180,072	180,072

	2018
	First Quarter As Reported	First Quarter As Reclassified	Second Quarter As Reported	Second Quarter As Reclassified
Costs and expenses:
Technology and academic services	—	10,697	—	10,678
Counseling services and support	—	50,747	—	50,838
Marketing and communication	—	28,527	—	30,095
General and administrative	11,309	7,419	11,969	5,762
University related expenses	—	87,649	—	79,517
Loss on transaction	—	550	—	1,440
Instructional costs and services	111,027	—	102,237	—
Admissions advisory and related	34,854	—	34,254	—
Advertising	25,715	—	27,602	—
Marketing and promotional	2,684	—	2,268	—

Total costs and expenses	185,589	185,589	178,330	178,330

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

GRAND CANYON EDUCATION, INC.

Notes to Consolidated Financial Statements

(In thousands, except per share data)

(Unaudited)

Concentration of Credit Risk

The Company believes the credit risk related to cash equivalents and investments is limited due to its adherence to an investment policy that requires investments to have a minimum BBB rating, depending on the type of security, by one major rating agency at the time of purchase. All of the Company’s cash equivalents and investments as of September 30, 2018 and December 31, 2017 consist of investments rated BBB or higher by at least one rating agency. Additionally, the Company utilizes more than one financial institution to conduct initial and ongoing credit analysis on its investment portfolio to monitor and lower the potential impact of market risk associated with its cash equivalents and investment portfolio. The Company is also subject to credit risk for its accounts receivable balance. The Company has not experienced any losses on receivables to date. To manage accounts receivable risk, the Company maintains an allowance for doubtful accounts, if needed. Our dependence on one customer subjects us to the risk that declines in our customer’s operations would result in a sustained reduction in revenues for the Company.

Use of Estimates

The preparation of consolidated financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

Segment Information

The Company operates as a single educational services company using a core infrastructure that serves the curriculum and educational delivery needs of its client, GCU. The Company’s Chief Executive Officer manages the Company’s operations as a whole and no expense or operating income information is generated or evaluated on any component level.

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

In January 2016, the FASB issued “Financial Instruments – Overall: Recognition and Measurement of Financial Assets and Financial Liabilities.” The standard addresses certain aspects of recognition, measurement, presentation, and disclosure of financial instruments. Most prominent among the amendments is the requirement for changes in the fair value of equity investments, with certain exceptions, to be recognized through net income rather than other comprehensive income (“OCI”). This standard is effective for fiscal years, and interim periods within those years, beginning after December 15, 2017, and early adoption is not permitted. Accordingly, the standard was effective for us as of January 1, 2018. The adoption of this guidance did not have a material impact on the Company’s financial condition, results of operations or statement of cash flows.

In May 2017, the FASB issued “Compensation – Stock Compensation – Scope of Modification Accounting.” This standard provides guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting. This standard was effective for fiscal years beginning after December 15, 2017. Early adoption was permitted, including adoption in any interim period. Accordingly, the standard was adopted by us as of July 1, 2018. The vesting conditions for approximately 100 former GCE employees who became GCU employees upon the closing of the Transaction, were accelerated contingent upon the closing of the Transaction. As a result, the incremental share-based compensation expense from the modification on 82 restricted stock awards for the accelerated vesting date was $7,880 and is included in the university related expenses in the consolidated income statement.

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

4. Investments

The following is a summary of investments as of September 30, 2018 and December 31, 2017. The Company considered all investments as available for sale.

	As of September 30, 2018
	Adjusted Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Estimated Fair Value
Municipal securities	$69,192	$—	$(438)	$68,754

Total investments	$69,192	$—	$(438)	$68,754

	As of December 31, 2017
	Adjusted Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Estimated Fair Value
Municipal securities	$84,768	$—	$(409)	$84,359
Certificates of Deposit	$4,915	$—	$(3)	$4,912

Total investments	$89,683	$—	$(412)	$89,271

The cash flows of municipal securities are backed by the issuing municipality’s credit worthiness. All municipal securities are due in one year or less as of September 30, 2018. For the nine months ended September 30, 2018, the net unrealized losses on available-for-sale securities was $329, net of taxes.

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Denominator:
Basic weighted average shares outstanding	47,682	47,316	47,592	47,083
Effect of dilutive stock options and restricted stock	740	976	837	1,114

Diluted weighted average shares outstanding	48,422	48,292	48,429	48,197

Diluted weighted average shares outstanding excludes the incremental effect of unvested restricted stock and shares that would be issued upon the assumed exercise of stock options in accordance with the treasury stock method. For the nine months ended September 30, 2018 and 2017, approximately 0 and 3, respectively, of the Company’s stock options and restricted stock awards outstanding were excluded from the calculation of diluted earnings per share as their inclusion would have been anti-dilutive. These options and restricted stock awards could be dilutive in the future.

6. Allowance for Doubtful Accounts

	Balance at Beginning of Period	Charged to Expense	Deductions(1)	Transfers(2)	Balance at End of Period
Nine months ended September 30, 2018(2)	$5,907	8,669	(8,483)	(6,093)	$0
Nine months ended September 30, 2017	$5,918	13,351	(12,978)	—	$6,291

(1)	Deductions represent accounts written off, net of recoveries.
(2)	Allowance was transferred to GCU with other educational assets and liabilities on July 1, 2018. See Note 2.

7. Property and Equipment

Property and equipment consist of the following:

	September 30,	December 31,
	2018	2017
Land	$5,579	$160,126
Land improvements	2,242	25,630
Buildings	51,409	595,384
Buildings and leasehold improvements	9,564	117,460
Equipment under capital leases	—	5,937
Computer equipment	82,974	116,477
Furniture, fixtures and equipment	4,874	63,470
Internally developed software	37,933	36,173
Other	—	1,176
Construction in progress	2,695	32,390

	197,270	1,154,223

Less accumulated depreciation and amortization	(86,362)	(231,939)

Property and equipment, net	$110,908	$922,284

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

9. Income Taxes

The Company has deferred tax assets and liabilities that reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. As a result of the Transaction, discussed in Note 2, significant changes were recorded with respect to deferred tax assets and liabilities.

Significant components of the Company’s deferred income tax assets and liabilities, included in Deferred income taxes, non-current on the consolidated balance sheets are as follows:

	As of September 30, 2018	As of December 31, 2017
Deferred tax assets:
Share-based compensation	$2,729	$4,201
Employee compensation	758	950
Allowance for doubtful accounts	155	1,685
Deferred tuition revenue	147	1,294
Deferred scholarship	—	618
Intangibles	—	590
State taxes	713	985
Other	204	526

Deferred tax assets	4,706	10,849

Deferred tax liability:
Property and equipment	(8,335)	(28,028)
Goodwill	(762)	(762)
Other	(30)	(421)

Deferred tax liability	(9,127)	(29,211)

Net deferred tax liability	$(4,421)	$(18,362)

The net deferred tax liability on the accompanying consolidated balance sheet is comprised of the following:

	As of September 30, 2018	As of December 31, 2017
Deferred income taxes, current	$1,744	$5,214
Deferred income taxes, non-current	(6,165)	(23,576)

Net deferred tax liability	$(4,421)	$(18,362)

GRAND CANYON EDUCATION, INC.

Notes to Consolidated Financial Statements

(In thousands, except per share data)

(Unaudited)

10. Share-Based Compensation

Incentive Plan

Prior to June 2017, the Company made grants of restricted stock and stock options under its 2008 Equity Incentive Plan (the “2008 Plan”). In January 2017, the Board of Directors of the Company approved, and at the Company’s 2017 annual meeting of stockholders held on June 14, 2017, the Company’s stockholders adopted a 2017 Equity Incentive Plan (the “2017 Plan”) under which a maximum of 3,000 shares may be granted. As of September 30, 2018, 1,910 shares were available for grants under the 2017 Plan. All grants of equity incentives made after June 2017 will be made from the 2017 Plan.

Restricted Stock

During the nine months ended September 30, 2018, the Company granted 160 shares of common stock with a service vesting condition to certain of its executives, officers, faculty and employees. The restricted shares have voting rights and vest in five annual installments of 20%, with this first installment vesting in March of the calendar year following the date of grant (the “first vesting date”) and on each of the four anniversaries of the first vesting date. Upon vesting, shares will be held in lieu of taxes equivalent to the minimum statutory tax withholding required to be paid when the restricted stock vests. During the nine months ended September 30, 2018, the Company withheld 151 shares of common stock in lieu of taxes at a cost of $15,153 on the restricted stock vesting dates. In June 2018, following the annual stockholders meeting, the Company granted 3 shares of common stock under the 2017 Plan to the non-employee members of the Company’s Board of Directors. The restricted shares granted to these directors have voting rights and vest on the earlier of (a) the one year anniversary of the date of grant or (b) immediately prior to the following year’s annual stockholders’ meeting. In conjunction with the Transaction, the Compensation Committee of the Company’s Board of Directors decided to modify the vesting condition for certain restricted stock awards for approximately 100 Transferred Employees who transferred employment from GCE to GCU, with the acceleration being contingent upon the closing of the Transaction on July 1, 2018. Refer to Note 2 for further discussion on the Transaction. As a result, the incremental share-based compensation expense from the modification on 82 restricted stock awards for the accelerated vesting date was $7,880 and is included in the university related expenses in the consolidated income statement. Additionally, the Company transferred cash to GCU totaling $9,568 to fund a deferred compensation plan in an amount equal to the value of the 86 shares forfeited by the Transferred Employees at the closing of the Transaction. This amount is included in the loss on transaction in the consolidated income statement.

A summary of the activity related to restricted stock granted under the Company’s Incentive Plan since December 31, 2017 is as follows:

	Total Shares	Weighted Average Grant Date Fair Value per Share
Outstanding as of December 31, 2017	776	$49.16
Granted	163	$92.34
Vested	(384)	$65.57
Forfeited, canceled or expired	(94)	$71.68

Outstanding as of September 30, 2018	461	$63.27

Stock Options

During the nine months ended September 30, 2018, no options were granted. A summary of the activity since December 31, 2017 related to stock options granted under the Company’s Incentive Plan is as follows:

	Summary of Stock Options Outstanding
	Total Shares	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value ($)(1)
Outstanding as of December 31, 2017	694	$17.31
Granted	—	$—
Exercised	(130)	$16.07
Forfeited, canceled or expired	—	$—

Outstanding as of September 30, 2018	564	$17.60	2.03	$53,657

Exercisable as of September 30, 2018	564	$17.60	2.03	$53,657

(1)

Aggregate intrinsic value represents the value of the Company’s closing stock price on September 28, 2018 ($112.80) in excess of the exercise price multiplied by the number of shares underlying options outstanding or exercisable, as applicable.

GRAND CANYON EDUCATION, INC.

Notes to Consolidated Financial Statements

(In thousands, except per share data)

(Unaudited)

Share-based Compensation Expense

The table below outlines share-based compensation expense for the nine months ended September 30, 2018 and 2017 related to restricted stock and stock options granted:

	2018	2017
Technical and academic services	$1,195	$1,160
Counseling support and services	3,707	3,566
Marketing and communication	40	19
General and administrative	2,530	2,535
University related expenses	9,594	2,282

Share-based compensation expense included in operating expenses	17,066	9,562
Tax effect of share-based compensation	(4,267)	(3,825)

Share-based compensation expense, net of tax	$12,799	$5,737

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

Forward-looking statements should not be read as a guarantee of future performance or results, and will not necessarily be accurate indications of the times at, or by, which such performance or results will be achieved. Forward-looking statements are based on information available at the time those statements are made or management’s good faith belief as of that time with respect to future events, and are subject to risks and uncertainties that could cause actual performance or results to differ materially from those expressed in or suggested by the forward-looking statements. Important factors that could cause such differences include, but are not limited to:

•	the failure of the Company to operate successfully as a third party service provider to GCU, and GCU’s failure to operate the University as successfully as it was previously operated by the Company;

•	the occurrence of any event, change or other circumstance that could give rise to the termination of any of the key Transaction agreements;

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

Explanatory Note

On July 1, 2018, the Company consummated the Transaction with GCU. See Note 2 to consolidated financial statement for a full description of the Transaction.

Prior to July 1, 2018, the Company owned and operated the University. Accordingly, the results of operations discussed herein reflect the Company’s operations prior to July 1, 2018 which was made up exclusively of the operations of the University. Commencing July 1, 2018, the results of operations do not include the operations of GCU but rather reflect the operations of the Company as a service/technology provider as described below.

Overview of Results. End-of-period enrollment at our client, GCU increased 8.2% between September 30, 2018 and September 30, 2017 to 98,715 from 91,230. The Company attributes the growth in our client’s enrollment between years to the increasing brand recognition and the value proposition that it affords to traditional-aged students and their parents and to working adult students. Our client’s net revenues increased over the first nine months of the prior year primarily due to the enrollment growth and due to an increase in ancillary revenues resulting from the increased traditional student enrollment at GCU (e.g. housing, food, etc.). Although our client’s online enrollment continues to grow, as the proportion of traditional colleges and universities providing alternative learning modalities increases, the Company and our client will face increasing competition for working adult students from such institutions, including those with well-established reputations for excellence. Our client’s revenue per student increased in the nine months ended September 30, 2018 compared to the same period in 2017 primarily due to a shift in the timing of GCU’s start dates for its ground traditional students resulting in one more revenue producing day in 2018 as compared to 2017 and an increase in residential students as a percentage of ground enrollment. Residential students generate greater revenue per student when factoring in room, board and fees, than our working adult students. Our client, GCU, has not raised its tuition for its traditional ground programs in ten years and tuition increases for working adult programs have averaged 1% or less.

Critical Accounting Policies and Use of Estimates

Our critical accounting policies are disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2017. During the nine months ended September 30, 2018, there have been no significant changes in our critical accounting policies other than the change in revenue recognition related to our becoming an education service provider as of July 1, 2018, as discussed in Note 3 to the consolidated financial statements in Part I, Item 1 of this report.

Change in the Structure of Our Operations.

As a result of the Transaction, various aspects of the Company’s operations have changed in important ways. These changes include, but are not limited to, the following:

•

The Company no longer owns and operates a regulated institution of higher education, but instead provides a bundle of services in support of GCU’s operations. See Note 2 to Consolidated Financial Statements for a full description of the services provided under the Master Services Agreement. While, prior to July 1, 2018, the Company had never operated as a third party service provider regulated by the Department of Education, all of the services that it provides to GCU under the Master Services Agreement are services that it had always provided internally in support of the University’s academic operations prior to the Transaction. As a result, while the Company has limited to no experience operating as a service provider to third parties, it believes that its significant investment in technological solutions, infrastructure and processes to provide superior service to students, its experience and expertise in these services areas, its experience providing such services at the scale required for GCU to continue to operate in a manner consistent with past practices, and the fact that it retained all of the assets and employees involved in the delivery of such services enables it to perform in the manner and to the service levels required under the Master Services Agreement and also positions the Company to engage additional university customers in the future.

•

GCU is a separate non-profit entity under the control of an independent board of trustees, none of whose members have ever served in a management or corporate board role at the Company. GCU’s board of trustees has adopted bylaws and a related conflict of interest policy that, among other things, (i) prevents any trustee of GCU from attending any meeting, or voting on any matter, as to which such trustee has a conflict of interest, (ii) establishes a special committee of independent trustees to oversee on behalf of GCU all matters related to the Master Services Agreement and GCU’s relationship with the Company, and (iii) prohibits any trustee from having any financial interest in, or role with, the Company. Accordingly, the Company’s relationship with GCU, both pursuant to the Master Services Agreement and operationally, is no longer as owner and operator, but as a third party service provider to an independent customer. While the Company believes that its relationship with GCU will remain strong, GCU’s board of trustees and management has fiduciary and other duties that require them to focus on the best interests of GCU and over time those interests could diverge from those of the Company.

•

Mr. Brian E. Mueller has served as the Chief Executive Officer of the Company since 2008 and the Chairman of the Board of the Company since 2017 and has also served as the President of the University since 2012. In connection with the Transaction, the Board of Directors of the Company and the board of trustees of GCU each independently determined that Mr. Mueller should retain those roles. Accordingly, Mr. Mueller remains the Chairman of the Board and Chief Executive Officer of the Company and continues to serve as the President of GCU. As noted above, however, Mr. Mueller is prohibited from serving on the board of trustees of GCU. Aside from Mr. Mueller, no other employee of GCU or GCE has a dual role in both organizations. A structure has been put in place that prevents Mr. Mueller from participating in operational matters involving the Company and GCU, including with respect to the Master Services Agreement.

•

As a result of the change in the structure of our operations, the risks associated with our business have changed. See Part II. Other Information – Item 1A. Risk Factors” in our Quarterly Report on Form 10-Q filed for the quarter ended June 30, 2018 for a description of these risks.

Results of Operations

The following table sets forth certain income statement data as a percentage of net revenue for each of the periods indicated. University related expenses and the loss on Transaction have been excluded from the table below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Operating expenses
Technology and academic services	7.1%	4.4%	4.9%	4.4%
Counseling services and support	32.9	19.5	22.9	19.7
Marketing and communication	20.3	11.9	13.5	11.8
General and administrative	6.5	3.5	3.5	3.0

As reflected in the table above, the income statement data as a percentage of revenue is not comparable between periods. This is a result of a reduction in revenues associated with the Company transitioning to an education service provider as of July 1, 2018. As a result, the Company has also provided two additional tables to enhance comparability between periods by showing, on a comparable basis, the types of levels of operating expenses the Company currently incurs as compared to prior to the Transaction. The Company has calculated 60% of university related revenues for periods prior to July 1, 2018, as adjusted “Non-GAAP” net revenue, which is the percentage of GCU’s tuition and fee revenue to which the Company is entitled under the Master Services Agreement. The percentages set forth below for periods prior to July 1, 2018 have been derived by dividing the indicated expense by adjusted “Non-GAAP” net revenue. University related expenses and the loss on Transaction have been excluded from the table below:

Adjusted “Non-GAAP” net revenue	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Service revenue	$155,454	$—	$155,454	$—
University related revenue	—	236,209	512,499	702,716

Net revenue	155,454	236,209	667,953	702,716

60% of university related revenue	—	141,725	307,499	421,630

Adjusted “Non-GAAP” net revenue	$155,454	$141,725	$462,953	$421,630

Non- GAAP %	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Operating expenses
Technology and academic services	7.1%	7.4%	7.0%	7.4%
Counseling services and support	32.9	32.5	33.0	32.8
Marketing and communication	20.3	19.8	19.5	19.7
General and administrative	6.5	5.9	5.0	5.0

Three Months Ended September 30, 2018 Compared to Three Months Ended September 30, 2017

Service revenue and University related revenue. Our service revenue for the three months ended September 30, 2018 was $155.5 million compared to university related revenue of $236.2 million for the three months ended September 30, 2017. Commencing July 1, 2018, the results of our operations no longer include the operations of the University but rather reflect the operations of the Company as a service/technology provider. As a service provider to GCU, the Company receives, as service revenue, 60% of GCU’s tuition and fee revenue and no longer has university related revenue, thus resulting in the decrease from the prior period. 60% of university related revenue for the three months ended September 30, 2017 was $141.7 million. The 9.7% increase year over year in comparable service fee revenue was primarily due to an increase in GCU’s enrollment and, to a lesser extent, an increase in GCU’s ancillary revenues (e.g. from housing, food, etc.) resulting from the increased traditional student enrollment, partially offset by an increase in institutional scholarships. End-of-period enrollment at our client, GCU increased 8.2% between September 30, 2018 and September 30, 2017 to 98,715 from 91,230.

Technology and academic services. Our technology and academic services expenses for the three months ended September 30, 2018 were $11.1 million, an increase of $0.6 million, or 5.8%, as compared to technology and academic services expenses of $10.5 million for the three months ended September 30, 2017. This increase was primarily due to increases in employee compensation and related expenses including share based compensation of $0.6 million. The increase in employee compensation and related expenses are primarily due to the increase in the number of staff needed to support our client, GCU, and their increased enrollment growth, tenure based salary adjustments and an increase in benefit costs between years. Our technical and academic services as a percentage of net revenues decreased 0.3% to 7.1% for the three months ended September 30, 2018, from 7.4% for the three months ended September, 2017 primarily due to our ability to leverage our technical and academic services personnel across an increasing revenue base partially offset by the planned reinvestment of a portion of our lower tax rate in increased employee compensation and benefit costs.

Counseling services and support. Our counseling services and support expenses for the three months ended September 30, 2018 were $51.1 million, an increase of $5.0 million, or 10.9%, as compared to counseling services and support expenses of $46.1 million for the three months ended September 30, 2017. This increase is primarily the result of increases in employee compensation and related expenses including share based compensation, depreciation and amortization and occupancy costs, and other counseling services and support related expenses of $4.2 million, $0.4 million, and $0.4 million, respectively. The increase in employee compensation and related expenses is primarily due to increased headcount to support our client, GCU, and its increased enrollment growth, tenure based salary adjustments and an increase in benefit costs between years. The increase in depreciation and amortization and occupancy costs is the result of our placing into service an administrative building in close proximity to our client’s campus. Our counseling services and support expenses as a percentage of revenue increased 0.4% to 32.9% for the three months ended September 30, 2018, from 32.5% for the three months ended September 30, 2017 primarily due to the planned reinvestment of a portion of our lower tax rate in increased employee compensation and benefit costs.

Marketing and communication. Our marketing and communication expenses for the three months ended September 30, 2018 were $31.5 million, an increase of $3.4 million, or 12.1%, as compared to marketing and communication expenses of $28.1 million for the three months ended September 30, 2017. This increase is primarily the result of increased national brand and other advertising of $3.2 million, and other communication expenses of $0.2 million. Our marketing and communication expenses as a percentage of net revenue increased by 0.5% to 20.3% for the three months ended September 30, 2018, from 19.8% for the three months ended September 30, 2017 primarily due to timing of the advertising spend. Marketing and communication costs as a percentage of net revenue is down slightly during the first nine months of 2018 as compared to the first nine months of 2017.

General and administrative. Our general and administrative expenses for the three months ended September 30, 2018 was $10.1 million, an increase of $1.8 million, or 21.0%, as compared to general and administrative expenses of $8.3 million for the three months ended September 30, 2017. This increase was primarily due to increases in contributions made in lieu of state income taxes to school sponsoring organizations from $2.0 million for the three months ended September 30, 2017 to $3.7 million for the three months ended September 30, 2018 and a $0.1 million increase in employee compensation. Our general and administrative expenses as a percentage of net revenue increased by 0.6% to 6.5% for the three months ended September 30, 2018, from 5.9% for the three months ended September 30, 2017 due to the increase in contributions made in lieu of state income taxes to school sponsoring organizations as a percentage of revenue.

Loss on transaction. The loss on transaction for the three months ended September 30, 2018 was $15.6 million due to transaction costs of $3.0 million and an asset impairment of $3.0 million for the three months ended September 30, 2018. In addition, the Company transferred to GCU cash of $9.6 million to fund a deferred compensation plan for GCU employees that were formerly GCE employees and that held unvested restricted stock of GCE that was forfeited upon the Transaction.

University related expenses. Our university related expenses for the three months ended September 30, 2018 were $6.6 million, a decrease of $76.8 million, or 92.1%, as compared to university related expenses of $83.4 million for the three months ended September 30, 2017. The expenses included in the three months ended September 30, 2018 are primarily due to the Company’s Board of Directors modifying the vesting condition for certain restricted stock awards for personnel that would be transferred to GCU, which resulted in $7.9 million of share-based compensation expense, and employer taxes of $0.2 million on such modification. This amount was partially offset by reversals of employee related liabilities of $1.5 million for employees that transferred to GCU that were not part of the transferred assets for the Transaction. The expenses included in the three months ended September 30, 2017 represent university related expenses for activities that have now transferred to our client, GCU, and are not related to our current business activities as a service provider for educational institutions.

Interest income on Secured Note. Interest income on Secured Note for the three months ended September 30, 2018 was $13.2 million, an increase of $13.2 million, as compared to interest income of nil for the three months ended September 30, 2017. As a result of the Transaction with GCU on July 1, 2018, the Company recognizes interest income on its Secured Note with GCU, earning interest at 6%, with monthly interest payments.

Interest expense. Interest expense for the three months ended September 30, 2018 was $0.6 million for both of the three months ended September 30, 2018 and 2017. Although the interest rate on our credit facility increased, debt balances are lower during the past year, and we experienced a decrease in the revolving line of credit fees, which we elected not to renew when the revolver expired in December 2017.

Investment interest and other. Investment interest and other for the three months ended September 30, 2018 was $0.4 million, a decrease of $1.0 million, as compared to $1.4 million in the three months ended September 30, 2017. This decrease was primarily due to lower investment balances as a result of the cash transferred in conjunction with the Transaction consummated on July 1, 2018 as compared to investment balances in the prior year.

Income tax expense. Income tax expense for the three months ended September 30, 2018 was $8.7 million, a decrease of $12.6 million, or 59.0%, as compared to income tax expense of $21.3 million for the three months ended September 30, 2017. This decrease is the result of a decrease in our effective tax rate and a decrease in our taxable income between periods. Our effective tax rate was 20.5% during the third quarter of 2018 compared to 35.1% during the third quarter of 2017. The lower effective tax rate year over year is a result of the Tax Cuts and Jobs Act (the “Act”) which was signed into law on December 22, 2017. The Act reduces the corporate federal tax rate from a maximum of 35% to a flat 21% rate effective January 1, 2018. Our contributions made in lieu of state income taxes to school sponsoring organizations increased from $2.0 million for the three months ended September 30, 2017 to $3.7 million for the three months ended September 30, 2018. The effective tax rates for both periods were lower than our annual rates due to these contributions. The decrease in our taxable income between periods is attributable to the loss on transaction expenses of $15.6 million and university related expenses of $6.6 million incurred in the third quarter of 2018.

Net income. Our net income for the three months ended September 30, 2018 was $33.8 million, a decrease of $5.5 million, as compared to $39.3 million for the three months ended September 30, 2017, due to the factors discussed above.

Nine Months Ended September 30, 2018 Compared to Nine Months Ended September 30, 2017

Service revenue and University related revenue. Our service revenue and university related revenue for the nine months ended September 30, 2018 was $155.5 million, and $512.5 million, respectively, as compared to university related revenues of $702.7 million for the nine months ended September 30, 2017. Commencing July 1, 2018, the results of our operations no longer include the operations of the University but rather reflect the operations of the Company as a service/technology provider. As a service provider to GCU, the Company receives, as service revenue, 60% of GCU’s tuition and fee revenue and no longer has university related revenue, thus resulting in the decrease from the prior period. 60% of university related revenues for the nine months ended September 30, 2017 was $421.6 million. The sum of service revenue for the three months ended September 30, 2018 of $155.5 million and 60% of university related revenue for the six months ended June 30, 2018 of $307.5 million, totals $463.0 million. The 9.8% increase year over year in comparable service fee revenue was primarily due to an increase in GCU’s enrollment and, to a lesser extent, an increase in GCU’s ancillary revenues (e.g. from housing, food, etc.) resulting from the increased traditional student enrollment, partially offset by an increase in institutional scholarships. End-of-period enrollment at our client, GCU increased 8.2% between September 30, 2018 and September 30, 2017 to 98,715 from 91,230.

Technology and academic services. Our technology and academic services expenses for the nine months ended September 30, 2018 were $32.5 million, an increase of $1.4 million, or 4.4%, as compared to technology and academic services expenses of $31.1 million for the nine months ended September 30, 2017. This increase was primarily due to increases in employee compensation and related expenses including share based compensation, depreciation and amortization and occupancy expense, and other expenses of $0.9 million, $0.3 million, and $0.2 million, respectively. The increase in employee compensation and related expenses are primarily due to the increase in the number of staff needed to support our client, GCU, and their increased enrollment growth, tenure based salary adjustments and an increase in benefit costs between years. The increase in depreciation and amortization and occupancy costs is the result of our placing into service an administrative building in close proximity to our client’s campus. Our technical and academic services as a percentage of net revenues decreased 0.4% to 7.0% for the nine months ended September 30, 2018, from 7.4% for the nine months ended September 30, 2017 primarily due to our ability to leverage our technical and academic services expenses across an increasing revenue base partially offset by the planned reinvestment of a portion of our lower tax rate in increased employee compensation and benefit costs.

Counseling services and support. Our counseling services and support expenses for the nine months ended September 30, 2018 were $152.7 million, an increase of $14.3 million, or 10.3%, as compared to counseling services and support expenses of $138.4 million for the nine months ended September 30, 2017. This increase is primarily the result of increases in employee compensation and related expenses including share based compensation, other counseling services and support related expenses, and depreciation and amortization and occupancy expense of $12.5 million, $1.3 million, and $0.5 million, respectively. The increase in employee compensation and related expenses is primarily due to increased headcount, tenure based salary adjustments and an increase in benefit costs between years. The increase in other expenses is primarily related to dues, fees and subscription, and travel expenses. The increase in depreciation and amortization and occupancy costs is the result of our placing into service an administrative building in close proximity to our client’s campus. Our counseling services and support expenses as a percentage of revenue increased 0.2% to 33.0% for the nine months ended September 30, 2018, from 32.8% for the nine months ended September 30, 2017 primarily due to increased employee compensation and benefit costs between years primarily due to the planned reinvestment of a portion of our lower tax rate in increased employee compensation and benefit costs.

Marketing and communication. Our marketing and communication expenses for the nine months ended September 30, 2018 were $90.2 million, an increase of $7.3 million, or 8.8%, as compared to marketing and communication expenses of $82.9 million for the nine months ended September 30, 2017. This increase is primarily the result of increased national brand and other advertising of $7.1 million, and other communication expenses of $0.2 million. Our marketing and communication expenses as a percentage of net revenue decreased by 0.2% to 19.5% for the nine months ended September 30, 2018, from 19.7% for the nine months ended September 30, 2017.

General and administrative. Our general and administrative expenses for the nine months ended September 30, 2018 was $23.3 million, an increase of $2.1 million, or 9.9%, as compared to general and administrative expenses of $21.2 million for the nine months ended September 30, 2017. This increase was primarily due to increases in employee compensation and related expenses including share-based compensation of $0.6 million, and increases in contributions made in lieu of state income taxes to school sponsoring organizations from $2.0 million for the nine months ended September 30, 2017 to $3.7 million for the nine months ended September 30, 2018, partially offset by slight decrease on other general and administrative activities of $0.2 million. The increase in employee compensation and related expenses is primarily due to an increase in benefit costs between years. Our general and administrative expenses as a percentage of net revenue stayed flat at 5.0% for both the nine months ended September 30, 2018 and 2017 primarily due to an increase in contributions made in lieu of state income taxes to school sponsoring organizations and increased benefit costs, partially offset by our ability to leverage our general and administrative expenses across an increasing revenue base.

Loss on Transaction. Our loss on transaction expenses for the nine months ended September 30, 2018 was $17.6 million due to transaction costs of $5.0 million and an asset impairment of $3.0 million for the nine months ended September 30, 2018. In addition, the Company transferred to GCU cash of $9.6 million to fund a deferred compensation plan for GCU employees that were formerly GCE employees and that held unvested restricted stock of GCE that was forfeited upon the Transaction.

University related expenses. Our university related expenses for the nine months ended September 30, 2018 were $173.7 million, a decrease of $64.1 million, or 26.9%, as compared to university related expenses of $237.8 million for the nine months ended September 30, 2017. These expenses represent the costs transferred to the university for the six months ended June 30, 2018 and in the three months ended September 30, 2018 are primarily due to the Company’s Board of Directors modifying the vesting condition for certain restricted stock awards for personnel that would be transferred to GCU, which resulted in $7.9 million of share-based compensation expense, and employer taxes of $0.2 million on such modification. This amount was partially offset by reversals of employee related liabilities totaling $1.5 million that were not part of the transferred assets for the Transaction. The expenses included in the nine months ended September 30, 2017 represent university related expenses for activities that have now transferred to our client, GCU, and are not related to our current business activities as a service provider for educational institutions.

Interest income on Secured Note. Interest income on Secured Note for the nine months ended September 30, 2018 was $13.2 million, an increase of $13.2 million, as compared to interest income of nil for the nine months ended September 30, 2017. As a result of the Transaction with GCU on July 1, 2018, the Company recognizes interest income from its Secured Senior Note with GCU, earning interest at 6%, with monthly interest payments.

Interest expense. Interest expense for the nine months ended September 30, 2018 was $1.0 million, a decrease of $0.6 million, as compared to interest expense of $1.6 million for the nine months ended September 30, 2017. This decrease was primarily due to increased capitalized interest during the first six months of 2018 due to our increase in capital spending during this period as compared to the prior year, lower debt balances and a decrease in the revolving line of credit fees, which we elected not to renew when the revolver expired in December 2017, partially offset by a higher interest rate on our borrowings.

Investment interest and other. Investment interest and other for the nine months ended September 30, 2018 was $2.9 million, an increase of $0.7 million, as compared to $2.2 million in the nine months ended September 30, 2017. This decrease was primarily due to lower investment balances as a result of the cash transferred in conjunction with the Transaction consummated on July 1, 2018 as compared to investment balances in the prior year.

Income tax expense. Income tax expense for the nine months ended September 30, 2018 was $39.7 million, a decrease of $17.2 million, or 30.2%, as compared to income tax expense of $56.9 million for the nine months ended September 30, 2017. This decrease is the result of a decrease in our effective tax rate, partially offset by a slight increase in our taxable income between periods. Our effective tax rate was 20.6% during the nine months ended September 30, 2018 compared to 29.6% during the nine months ended September 30, 2017. The lower effective tax rate year over year is a result of the Act. The contributions in lieu of state income taxes to school sponsoring organizations contributed to the lower effective tax rate as our contributions increased from $2.0 million in the nine months ended September 30, 2017 to $3.7 million in the nine months ended September 30, 2018. Additionally, the Company continues to receive the benefit from our adoption of the share-based compensation standard. This standard required us to recognize excess tax benefits from share-based compensation awards that vested or settled in the consolidated income statement. The favorable impact from excess tax benefits was $7.9 million and $15.4 million in the nine months ended September 30, 2018, and 2017, respectively. The inclusion of excess tax benefits and deficiencies as a component of our income tax expense will increase volatility within our provision for income taxes as the amount of excess tax benefits or deficiencies from share-based compensation awards are dependent on our stock price at the date the restricted awards vest, our stock price on the date an option is exercised, and the quantity of options exercised. Our restricted stock vests in March each year so the favorable benefit will primarily impact the first quarter each year.

Net income. Our net income for the nine months ended September 30, 2018 was $153.5 million, an increase of $18.4 million, as compared to $135.1 million for the nine months ended September 30, 2017, due to the factors discussed above.

Seasonality

Our net revenue and operating results normally fluctuate as a result of seasonal variations in our business, principally due to changes in our client, GCU’s enrollment. GCU’s enrollment varies as a result of new enrollments, graduations, and student attrition. The majority of GCU’s traditional ground students do not attend courses during the summer months (May through August), which historically has affected our results for our second and third fiscal quarters. Since a significant amount of GCU’s costs are fixed, the lower revenue resulting from the decreased ground student enrollment has historically contributed to lower operating margins during those periods. To the extent the relative proportion of GCU’s students that are ground traditional students increases, we expect this summer effect as it relates to GCU to become more pronounced in future years. Partially offsetting this summer effect on GCU in the third quarter has been the sequential quarterly increase in enrollments that has occurred as a result of the traditional fall school start. This increase in enrollments also has occurred in the first quarter, corresponding to calendar year matriculation. In addition, GCU has historically experienced higher net revenue in the fourth quarter due to its overlap with the semester encompassing the traditional fall school start and in the first quarter due to its overlap with the first semester of the calendar year. A portion of our expenses do not vary proportionately with these fluctuations in net revenue, resulting in higher operating income in the first and fourth quarters relative to other quarters. We expect quarterly fluctuation in operating results to continue as a result of these seasonal patterns at GCU. However, given that fixed costs to operate the university such as depreciation and occupancy expenses will no longer be included in our operating results, the seasonality effect will not be as significant going forward.

Liquidity and Capital Resources

Liquidity. We financed our operating activities and capital expenditures during the nine months ended September 30, 2018 and 2017 primarily through cash provided by operating activities. Our unrestricted cash and cash equivalents and investments were $113.6 million and $242.7 million at September 30, 2018 and December 31, 2017, respectively. Our restricted cash and cash equivalents at September 30, 2018 were $61.7 million. On July 1, 2018, we amended our credit agreement, which resulted in no change to our term loan maturity date of December 2019. Indebtedness under the term loan is now secured by our remaining assets after giving effect to the Transaction, as well as cash collateral until such time as the Transaction has been approved by the Department of Education, and we agreed to collaterally assign our rights under the Asset Purchase Agreement, the Secured Note and the Master Services Agreement. Our lenders released their lien on the real estate collateral previously securing our obligations under the credit agreement in order to enable us to consummate the Asset Purchase Agreement.

On July 1, 2018, in conjunction with the Asset Purchase Agreement, we received a Secured Note from GCU for the purchase of the Transferred Assets for $870.1 million. The Secured Note contains customary commercial credit terms, including affirmative and negative covenants applicable to GCU, and provides that the Secured Note bears interest at an annual rate of 6.0%, has a maturity date of June 30, 2025, and is secured by all of the assets of GCU. The Secured Note provides for GCU to make interest only payments during the term, with all principal and accrued and unpaid interest due at maturity and also provides that we will loan additional amounts to GCU to fund approved capital expenditures during the first three years of the term. Funding expectations for future capital expenditures for GCU are $30 million for the three months ended December 31, 2018, and $100 million for the year ended December 31, 2019.

Based on our current level of operations and anticipated growth, we believe that our cash flow from operations and other sources of liquidity, including cash and cash equivalents and our revolving line of credit, will provide adequate funds for ongoing operations, planned capital expenditures, and working capital requirements for at least the next 24 months.

Share Repurchase Program

Our Board of Directors has authorized the Company to repurchase up to an aggregate of $175.0 million of our common stock, from time to time, depending on market conditions and other considerations. The current expiration date on the repurchase authorization by our Board of Directors is December 31, 2019. Repurchases occur at the Company’s discretion.

Under our share purchase authorization, we may purchase shares in the open market or in privately negotiated transactions, pursuant to the applicable Securities and Exchange Commission rules. The amount and timing of future share repurchases, if any, will be made as market and business conditions warrant.

Since the inception of our share repurchase program, the Company has purchased 3.5 million shares of common stock at an aggregate cost of $81.4 million. During the nine months ended September 30, 2018, 38,518 shares of common stock were repurchased by the University. At September 30, 2018, there remains $93.6 million available under our share repurchase authorization.

Cash Flows

Operating Activities. Net cash provided by operating activities for the nine months ended September 30, 2018 was $96.5 million as compared to $269.9 million for the nine months ended September 30, 2017. The decrease in cash generated from operating activities between the nine months ended September 30, 2017 and the nine months ended September 30, 2018 is primarily due to the timing of income tax related payments as well as changes in other working capital such as receivables from our client, GCU, partially offset by increased net income. Previously, when we operated the University we experienced significant positive operating cash flows in the third quarter due to the funds received at the start of the ground traditional academic year. Now as a service provider, we receive our monthly service fee approximately fifteen days into each subsequent month.

Investing Activities. Net cash used in investing activities was $215.7 million and $112.1 million for the nine months ended September 30, 2018 and 2017, respectively. Cash used in investing activities for the nine months ended September 30, 2018 was primarily related to the Transaction, the purchase of short-term investments and capital expenditures. The disposition for the working capital adjustment and for restricted cash held at the transaction date of $131.6 million represents cash transferred to GCU related to the Transaction on July 1, 2018. Funding to GCU for capital expenditures during the third quarter of 2018 totaled $12.8 million. Proceeds from investment, net of purchases of short term investments was $19.1 million for the nine months ended September 30, 2018. Purchases of short-term investments net of proceeds of these investments was $27.0 million during the nine months ended September 30, 2017. Capital expenditures were $90.2 million and $75.6 million for the nine months ended September 30, 2018 and 2017, respectively. During the nine-month period for 2018, capital expenditures primarily consisted of ground campus building projects incurred through the transaction date such as the construction of two additional residence halls, an additional classroom building and parking garage to support our growing traditional student enrollment, as well as purchases of computer equipment, other internal use software projects and furniture and equipment to support our increasing employee headcount. Included in off-site development for 2018 is $0.3 million we spent on the student services building that is in close proximity to GCU’s ground traditional campus. The increase in capital expenditures between June 30, 2018 and September 30, 2018 is primarily due to the payment of amounts that were accrued for construction services provided prior to June 30, 2018 but were not paid until the third quarter of 2018. Approximately $5.1 million was Company-related capital expenditures incurred in the third quarter of 2018. During the nine-month period for 2017, capital expenditures primarily consisted of ground campus building projects such as the construction of an additional dormitory to support our growing traditional student enrollment, land acquisitions adjacent to our campus, as well as purchases of computer equipment, other internal use software projects and furniture and equipment to support our increasing employee headcount. Included in off-site development for 2017 is $10.2 million the Company spent to finish the building and parking garage in close proximity to our ground traditional campus.

Financing Activities. Net cash used in financing activities was $22.3 million and $33.0 million for the nine months ended September 30, 2018 and 2017, respectively. During the nine-month period for 2018, $15.2 million was used to purchase common shares withheld in lieu of income taxes resulting from the vesting of restricted share awards and $4.1 million was used to purchase treasury stock in accordance with the Company’s share repurchase program. Principal payments on notes payable and capital leases totaled $5.1 million, partially offset by proceeds from the exercise of stock options of $2.1 million. During the nine-month period for 2017, $25.0 million was used to repay a revolving line of credit, $9.7 million was used to purchase common shares withheld in lieu of income taxes resulting from restricted share awards and principal payments on notes payable and capital leases totaled $5.1 million, which amounts were partially offset by proceeds from the exercise of stock options of $6.8 million.

Contractual Obligations

The following table sets forth, as of September 30, 2018, the aggregate amounts of GCE’s significant contractual obligations and commitments with definitive payment terms due in each of the periods presented (in millions). Contractual obligations assumed by GCU in connection with the Asset Purchase Agreement were excluded from the following table.

		Payments Due by Period
	Total	Less than 1 Year (1)	2-3 Years	4-5 Years	More than 5 Years
Long term notes payable	$61.5	$1.6	$59.9	$0.0	$0.0
Purchase obligations (2)	12.2	2.8	8.8	0.6	0.0

Total contractual obligations	$73.7	$4.4	$68.7	$0.6	$0.0

(1)	Payments due in less than one year represent expected expenditures for GCE from October 1, 2018 through December 31, 2018.
(2)	The purchase obligation amounts include expected spending by period under contracts for GCE that were in effect at September 30, 2018.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have had or are reasonably likely to have a material current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Impact of inflation. We believe that inflation has not had a material impact on our results of operations for the nine months ended September 30, 2018 or 2017. There can be no assurance that future inflation will not have an adverse impact on our operating results and financial condition.

Market risk. On February 27, 2013, we entered into an interest rate corridor to manage our 30 Day LIBOR interest exposure from the variable rate debt, which debt matures in December 2019. The corridor instrument, which hedges variable interest rate risk starting March 1, 2013 through December 20, 2019 with a notional amount of $61.7 million as of September 30, 2018, permits us to hedge our interest rate risk at several thresholds. Under this arrangement, in addition to the credit spread we will pay variable interest rates based on the 30 Day LIBOR rates monthly until that index reaches 1.5%. If 30 Day LIBOR is equal to 1.5% through 3.0%, we will continue to pay 1.5%. If 30 Day LIBOR exceeds 3.0%, we will pay actual 30 Day LIBOR less 1.5%.

Except with respect to the foregoing, we have no derivative financial instruments or derivative commodity instruments. We invest cash in excess of current operating requirements in short-term certificates of deposit and money market instruments in multiple financial institutions.

Interest rate risk. We manage interest rate risk through the instruments noted above and by investing excess funds in cash equivalents, such as municipal mutual funds tied to various market indices, commercial paper rated at A1 or higher, certificates of deposit, and municipal bonds with a BBB rating or higher bearing variable interest rates, or individual bond coupon rates. Our future interest income may fall short of expectations due to changes in interest rates or we may suffer losses in principal if we are forced to sell securities that have declined in market value due to changes in interest rates. At September 30, 2018, a 10% increase or decrease in interest rates would not have a material impact on our future earnings, fair values, or cash flows. For information regarding our variable rate debt, see “Market risk” above.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective, as of September 30, 2018, in ensuring that material information relating to us required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in reports it files or submits under the Exchange Act is accumulated and communicated to management, including its principal executive officer or officers and principal financial officer or officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

Through June 30, 2018, we were the owner and operator of a for-profit university and the “Risk Factors” section of our Annual Report on Form 10-K for the year ended December 31, 2017 set forth the risks associated with that business. Upon the consummation of the Transaction with GCU on July 1, 2018 (as discussed in “Part I, Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations – Change in the Structure of our Operations”), we became a third party provider of education services to GCU, our only university client. Accordingly, we updated our risks disclosed in the “Risk Factors” section of our Quarterly Report on Form 10-Q for the quarter ended June 30, 2018 to reflect those factors now applicable to our new business operations. There have been no other material changes to the risk factors disclosed above.

Item  2. Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sales of Unregistered Securities

None.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

Our Board of Directors has authorized the Company to repurchase up to an aggregate of $175.0 million of common stock, from time to time, depending on market conditions and other considerations. The current expiration date on the repurchase authorization is December 31, 2019. Repurchases occur at the Company’s discretion. Repurchases may be made in the open market or in privately negotiated transactions, pursuant to the applicable Securities and Exchange Commission rules. The amount and timing of future share repurchases, if any, will be made as market and business conditions warrant. During the three months ended September 30, 2018, we repurchased 23,139 shares of common stock. At September 30, 2018, there remains $93.6 million available under our share repurchase authorization.

The following table sets forth our share repurchases of common stock and our share repurchases in lieu of taxes, which are not included in the repurchase plan totals as they were approved in conjunction with the restricted share awards, during each period in the third quarter of fiscal 2018:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Dollar Value of Shares That May Yet Be Purchased Under the Program
Share Repurchases
July 1, 2018 – July 31, 2018	200	$117.06	200	$96,100,000
August 1, 2018 – August 31, 2018	5,000	$114.47	5,000	$95,600,000
September 1, 2018 – September 30, 2018	17,939	$111.49	17,939	$93,600,000

Total	23,139	$112.18	23,139	$93,600,000

Tax Withholdings
July 1, 2018 – July 31, 2018	32,513	$111.61	—	$—
August 1, 2018 – August 31, 2018	—	$—	—	$—
September 1, 2018 – September 30, 2018	—	$—	—	$—

Total	32,513	$111.61	—	$—

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

We have a policy governing transaction in our securities by directors, officers, employees and others which permits these individuals to enter into trading plans complying with Rule 10b5-1 under the Securities Exchange Act of 1934, as amended. We have been advised that Brian Mueller, our Chief Executive Officer and Chairman; Dr. W. Stan Meyer, our Chief Operating Officer; Dan Bachus, our Chief Financial Officer and Principal Accounting Officer; and Joseph Mildenhall, our Chief Information Officer, each entered into trading plans on September 10, 2018, each of which was in accordance with Rule 10b5-1 and our policy governing transactions in our securities. Generally, under these trading plans, the individual relinquishes control over the transactions once the trading plan is put into place. Accordingly, sales under these plans may occur at any time, including possibly before, simultaneously with, or immediately after significant events involving our company.

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

Item 6. Exhibits

(a) Exhibits

Number	Description	Method of Filing

2.1	Asset Purchase Agreement, dated July 1, 2018, by and between Grand Canyon Education, Inc. and Grand Canyon University (formerly known as Gazelle University)#	Filed herewith.

3.1	Amended and Restated Certificate of Incorporation.	Incorporated by reference to Exhibit 3.1 to Amendment No. 6 to the University’s Registration Statement on Form S-1 filed with the SEC on November 12, 2008.

3.1.1	Certificate of Amendment of Amended and Restated Certificate of Incorporation.	Incorporated by reference to Appendix A to the University’s Proxy Statement for its 2016 Annual Meeting of Stockholders, filed with the SEC on April 29, 2016.

3.2	Third Amended and Restated Bylaws.	Incorporated by reference to Exhibit 3.1 to the University’s Current Report on Form 8-K filed with the SEC on October 29, 2014.

4.1	Specimen of Stock Certificate.	Incorporated by reference to Exhibit 4.1 to Amendment No. 2 to the University’s Registration Statement on Form S-1 filed with the SEC on September 29, 2008.

10.1	Second Amended and Restated Executive Employment Agreement, dated July 1, 2018, by and between Grand Canyon Education, Inc. and Brian E. Mueller†	Filed herewith.

10.2	Second Amended and Restated Executive Employment Agreement, dated July 1, 2018, by and between Grand Canyon Education, Inc. and W. Stan Meyer†	Filed herewith.

10.3	Second Amended and Restated Executive Employment Agreement, dated July 1, 2018, by and between Grand Canyon Education, Inc. and Daniel E. Bachus†	Filed herewith.

10.4	Second Amended and Restated Executive Employment Agreement, dated July 1, 2018, by and between Grand Canyon Education, Inc. and Joseph N. Mildenhall†	Filed herewith.

10.5	First Amended and Restated Executive Employment Agreement, dated July 1, 2018, by and between Grand Canyon Education, Inc. and Dilek Marsh†	Filed herewith.

10.6	Second Amendment dated July 1, 2018, to Credit Agreement, dated December 21, 2012, by and among Grand Canyon Education, Inc., Bank of America, N.A., and the other parties named therein.†	Filed herewith.

10.7	Credit Agreement, dated July 1, 2018, by and between Grand Canyon Education, Inc. and Grand Canyon University (formerly known as Gazelle University)	Filed herewith.

10.8	Master Services Agreement, dated July 1, 2018, by and between Grand Canyon Education, Inc. and Grand Canyon University (formerly known as Gazelle University)##	Filed herewith.

31.1	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

31.2	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. ††	Filed herewith.

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. ††	Filed herewith.

101.INS	XBRL Instance Document	Filed herewith.

101.SCH	XBRL Taxonomy Extension Schema	Filed herewith.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase	Filed herewith.

101.DEF	XBRL Taxonomy Extension Definition Linkbase	Filed herewith.

101.LAB	XBRL Taxonomy Extension Label Linkbase	Filed herewith.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase	Filed herewith.

†	Indicates a management contract or any compensatory plan, contract or arrangement.
#

Schedules and similar attachments have been omitted pursuant to Item 601(b)(2) of Regulation S-K. The Company will furnish supplementally a copy of any omitted schedule or similar attachment to the Securities and Exchange Commission upon request.

##	Portions of this exhibit, as indicated by asterisks, have been omitted pursuant to a request for confidential treatment and have been filed separately with the Securities and Exchange Commission.
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

GRAND CANYON EDUCATION, INC.

Date: November 8, 2018	By:	/s/ Daniel E. Bachus
Daniel E. Bachus
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)