Form 10-K
period 2018-12-31
Grand Canyon Education, Inc.
filed 2019-02-20
CIK 1434588

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10‑K

(Mark One)

☒ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2018

OR

☐TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from [                    ] to [                    ]

Commission file number: 001‑34211

GRAND CANYON EDUCATION, INC.

(Exact name of registrant as specified in its charter)

DELAWARE	20‑3356009
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2600 W. CAMELBACK ROAD, PHOENIX, ARIZONA 85017

(Address of principal executive offices, including zip code)

Registrant’s telephone number, including area code: (602) 247‑4400

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).   Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10‑K or any amendment to this Form 10‑K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b‑2 of the Exchange Act. (Check one):

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐

Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b‑2 of the Securities Exchange Act).   Yes  ☐    No  ☒

The total number of shares of common stock outstanding as of February 15, 2019 was 48,238,418.

As of June 29, 2018, the last business day of the registrant’s most recently completed second fiscal quarter, the registrant’s common stock was listed on the NASDAQ Global Market. As of June 29, 2018, the aggregate market value of the registrant’s common stock held by non-affiliates was approximately $5.3 billion.

DOCUMENTS INCORPORATED BY REFERENCE

Certain portions of the registrant’s Definitive Proxy Statement for its 2019 Annual Meeting of Stockholders (which is expected to be filed with the Commission within 120 days after the end of the registrant’s 2018 fiscal year) are incorporated by reference into Part III of this Report.

GRAND CANYON EDUCATION, INC.

FORM 10‑K

Special Note Regarding Forward-Looking Statements

This Annual Report on Form 10‑K, including Item 1, Business; Item 1A, Risk Factors; and Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, contains certain “forward-looking statements,” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements include, without limitation, statements regarding: proposed new programs; statements as to whether regulatory developments or other matters may or may not have a material adverse effect on our financial position, results of operations, or liquidity; statements concerning projections, predictions, expectations, estimates, or forecasts as to our business, financial and operational results, and future economic performance; and statements of management’s goals and objectives and other similar expressions concerning matters that are not historical facts. Words such as “may,” “should,” “could,” “would,” “predicts,” “potential,” “continue,” “expects,” “anticipates,” “future,” “intends,” “plans,” “believes,” “estimates” and similar expressions, as well as statements in future tense, identify forward-looking statements.

Forward-looking statements should not be read as a guarantee of future performance or results and will not necessarily be accurate indications of the times at, or by, which such performance or results will be achieved. Forward-looking statements are based on information available at the time those statements are made or management’s good faith belief as of that time with respect to future events and are subject to risks and uncertainties that could cause actual performance or results to differ materially from those expressed in or suggested by the forward-looking statements. Important factors that could cause such differences include, but are not limited to:

•	the failure of the Company to operate successfully as a third party service provider to GCU and its other customers;
•	GCU’s failure to operate the University as successfully as it was previously operated by the Company;
•	the occurrence of any event, change or other circumstance that could give rise to the termination of any of our key customer agreements;
•

our ability to properly manage risks and challenges associated with strategic initiatives, including potential acquisitions or divestitures of, or investments in, new businesses (including our acquisition of Orbis Education), acquisitions of new properties and new university clients, and expansion of services provided to our existing university clients;

•

our failure to comply with the extensive regulatory framework applicable to us either directly as a third party service provider or indirectly through our university clients, including Title IV of the Higher Education Act and the regulations thereunder, state laws and regulatory requirements, and accrediting commission requirements;

•	the ability of our university clients’ students to obtain federal Title IV funds, state financial aid, and private financing;
•

potential damage to our reputation or other adverse effects as a result of negative publicity in the media, in the industry or in connection with governmental reports or investigations or otherwise, affecting us or other companies in the education services sector;

•

risks associated with changes in applicable federal and state laws and regulations and accrediting commission standards, including pending rulemaking by ED applicable to us directly or indirectly through our university clients;

•	competition from other education service companies in our geographic region and market sector, including competition for students, qualified executives and other personnel;

•	our expected tax payments and tax rate, including the effect of the Tax Cuts and Jobs Act of 2017;
•	our ability to hire and train new, and develop and train existing employees;
•	the pace of growth of our university clients’ enrollment and its effect on the pace of our own growth;
•	our ability to, on behalf of our university clients, convert prospective students to enrolled students and to retain active students to graduation;
•	our success in updating and expanding the content of existing programs and developing new programs in a cost-effective manner or on a timely basis for our university clients;
•	risks associated with the competitive environment for marketing the programs of our university clients;
•	failure on our part to keep up with advances in technology that could enhance the experience for our university clients’ students;
•

the extent to which obligations under our credit agreement, including the need to comply with restrictive and financial covenants and to pay principal and interest payments, limits our ability to conduct our operations or seek new business opportunities;

•	our ability to manage future growth effectively;
•	general adverse economic conditions or other developments that affect the job prospects of our university client’s students; and
•	other factors discussed under the headings “Risk Factors,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” “Business,” and “Regulation.”

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

Part I

Item 1.    Business

Overview

Prior to July 1, 2018, Grand Canyon Education, Inc., a Delaware corporation (“GCE” or the “Company”), operated Grand Canyon University (the “University”), a comprehensive regionally accredited university that offers graduate and undergraduate degree programs, emphases and certificates across nine colleges both online and on ground at its campus in Phoenix, Arizona, at leased facilities and at facilities owned by third party employers of its students. On July 1, 2018, the Company sold the University to Grand Canyon University, an independent Arizona non-profit corporation formerly known as Gazelle University (“GCU”), as further described below (the “Transaction”). As a result of this Transaction, GCE became an educational services company focused on providing a full array of support services to institutions in the post-secondary education sector. GCE has developed significant technological solutions, infrastructure and operational processes to provide services to these institutions on a large scale.

During the second half of 2018, GCE provided services to GCU, its sole services client during 2018, that included technology and academic services, counseling services and support, marketing and communication services, and back office services such as financial aid processing, accounting, reporting, tax, human resources, and procurement services.

References herein to “we,” “our,” “us,” the “Company” and “GCE” refer to Grand Canyon Education, Inc.; references to the “University” refer to the accredited academic institution that we used to operate; references to “Grand Canyon University” or “GCU” refer to our client.

The Transaction

On July 1, 2018, the Company consummated an Asset Purchase Agreement (the “Asset Purchase Agreement”) with GCU.  Pursuant to the Asset Purchase Agreement:

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

•

The final purchase price that GCU paid for the Transferred Assets at closing (and after giving effect to a post-closing adjustment as provided in the Asset Purchase Agreement) was $870.1 million. The final purchase price was equal to the book value of the tangible Transferred Assets as of July 1, 2018, plus $1.00 for the intangible Transferred Assets.

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

As a result of the Transaction, effective July 1, 2018, various aspects of the Company’s operations changed in important ways. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Change in the Structure of Our Operations.” The results of operations for the annual periods discussed herein reflect that, prior to July 1, 2018, the Company’s business involved exclusively the operations of the University, and that, upon and following July 1, 2018, the Company’s business was that of a services provider to GCU pursuant to the Master Services Agreement. In July 2018, as a result of the Transaction, the Company made changes in its presentation of operating expenses and reclassified prior periods to conform to the current presentation. The Company determined that these changes would provide more meaningful information as this new presentation provides transparency for costs that will be incurred as a service provider and costs that will not reoccur in the future as they are related to university expenses that were transferred to GCU in the Transaction.

Our net revenue and operating income for the year ended December 31, 2018 were $845.5 million and $258.1 million, respectively, representing decreases of 13.2% and 8.7%, respectively, over the year ended December 31, 2017. Our net revenue and operating income for the year ended December 31, 2017 were $974.1 million and $282.8 million, respectively, representing increases of 11.5% and 19.2%, respectively, over the year ended December 31, 2016. The reduction in our net revenue from 2017 to 2018 is driven by the Company’s transition from owning and operating the University to becoming an education services provider as of July 1, 2018.  As an education services provider to GCU, the Company receives, as service revenue, 60% of GCU’s tuition and fee revenue and no longer has university related revenue, thus resulting in the decrease from the prior period.  On a comparable basis, as adjusted net revenue for the year ended December 31, 2018 was $640.5 million, while as adjusted net revenue for the year ended December 31, 2017 was $584.5 million.  For information on how we calculate as adjusted net revenue for comparison purposes, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation – Results of Operations.”  The 9.6% increase year over year in comparable revenue was primarily due to an increase in GCU’s enrollment and, to a lesser extent, an increase in GCU’s ancillary revenue (e.g. from housing, food, etc.) resulting from the increased traditional student enrollment, partially offset by an increase in institutional scholarships.  End-of-period enrollment at our client, GCU, increased 7.8% between December 31, 2018 and December 31, 2017 to 97,369 from 90,297.

Our Business

For all periods prior to the Transaction, the Company owned and operated the University. The following describes the business of GCU, as it was conducted by the Company prior to the Transaction and as it is conducted currently as an educational service provider.

Pre-Transaction Operations. GCU owns and operates a comprehensive regionally accredited university that offers over 240 graduate and undergraduate degree programs, emphases and certificates across nine colleges both online and on ground at its over 275 acre campus in Phoenix, Arizona, at leased facilities and at facilities owned by third party employers. GCU’s undergraduate programs are designed to be innovative and to meet the future needs of employers, while providing students with the needed critical thinking and effective communication skills developed through a Christian-oriented, liberal arts foundation. GCU offers master’s and doctoral degrees in contemporary fields that are designed to provide students with the capacity for transformational leadership in their chosen industry, emphasizing the immediate relevance of theory, application, and evaluation to promote personal and organizational change. GCU is accredited by The Higher Learning Commission (“HLC”); it was reaccredited in 2017 by the HLC for the maximum term of ten years after a comprehensive review of the institution’s academic offerings, governance and administration, mission, finances and resources that occurred during 2016, with no requirement for any monitoring or interim reports.

GCU owns and operates a ground campus, which is located on over 275 acres in the center of the Phoenix, Arizona metropolitan area, near downtown Phoenix. The on-campus facilities consist of 10 classroom buildings and lecture halls, 21 residence halls, 6 parking garages, a 300‑seat theater, a 29,000 square foot newly renovated library, a 55,000 square foot recreation center that has state of the art training facilities for our over 400 student-athletes and students, a 140,000 square foot/ 7,500 seat basketball and entertainment arena, a stadium that hosts NCAA men’s and women’s soccer as well as several club sports programs and newly renovated baseball and softball stadiums. Additionally, GCU operates the off-campus Grand Canyon University Championship Golf Course and the Grand Canyon University Hotel. GCU has 21 intercollegiate athletic teams that compete in Division I of the National Collegiate Athletic Association (“NCAA”).  On July 1, 2018, in connection with the Transaction, GCE sold the campus to GCU.

Operations as an Educational Services Provider. Beginning July 1, 2018, GCE became a full service educational services provider with one client, GCU. We have invested over $200 million in the last ten years to develop systems that automate key processes and enable us to scale these processes to hundreds of thousands of students. GCE is capable of supporting not just core academic functions, technology and marketing but many additional key processes that surround those functions, such as faculty recruiting and training, admissions, financial aid, accounting, and technical support. While GCE has never operated as a third party service provider until now, all of the services that it provides to GCU under the Master Services Agreement are services that it had always provided internally in support of the University’s academic operations prior to the Transaction. As a result, while GCE has limited to no experience operating as a service provider to third parties, it believes that its significant investment in technological solutions, infrastructure and processes to provide superior service to students, its experience and expertise in these services areas, its experience providing such services at the scale required for GCU to continue to operate in a manner consistent with past practices, and the fact that it retained all of the assets and employees involved in the delivery of such services enables it to perform in the manner and to the service levels required under the Master Services Agreement and also positions GCE to engage and provide services to additional university customers in the future.

For the period from July 1, 2018 through December 31, 2018, GCU was our only university client. On January 22, 2019, GCE completed the acquisition of Orbis Education Services, LLC (“Orbis Education”), an educational services company that supports healthcare education programs for 17 universities across the United States. See Note 14 – Subsequent Event to consolidated financial statements.

Suite of Services

The following describes the various services that we provide to GCU and are capable of providing to other university customers.

Technical and Academic Services

We provide technical and academic services that relate to the ongoing maintenance of our client’s educational infrastructure, including online course delivery and management, student records, assessment, customer relations management and other internal administrative systems. These services also include supporting curriculum and new program development and faculty training and development, as well as technical support and assistance with state regulatory compliance. We believe that we have established secure, reliable and scalable technology systems that provide a high quality educational environment and that give us the capability to grow our client’s programs and enrollment.

Technical Services include the following:

•

Learning Management System - GCE designed the learning management system it uses called LoudCloud. The system was designed around the pedagogical principles that guide our thinking about curriculum and instruction. This system was designed for classes that are taught in a small group environment, instructor led, highly interactive and collaborative. Rich content that originates from a myriad of sources is coupled with a robust discussion environment. Students most often respond to the content and discussion through written work. The writing assignments are designed to promote critical thinking which is often connected to solving real world problems. Because of its modular implementation, this platform can easily and reliably scale as our client’s student population increases. The platform provides in depth analytics that allows us to closely monitor student success and the quality of our clients’ instructional resources. There are many systems connected to LoudCloud that students learn to navigate.

•

Internal administration - We utilize a commercial customer relations management development platform to distribute, manage, track, and report on all interactions with prospective student leads for our client as well as all active and inactive students. This software is scalable to capacity levels well in excess of current requirements. We also utilize a commercial software package to track Title IV funds, student records, grades, accounts receivable, accounts payable and general ledger.  We have done significant internal software development around these systems to increase the productivity of our employees and provide our client’s students an exceptional student experience.

•

Infrastructure - We operate two data centers, one at our client’s campus and one at another Phoenix-area location. All of our servers are networked and we have redundant data backup. We manage our technology environment internally. Our wide area network is fully redundant to ensure maximum uptime, bandwidth capacity and network performance. Student access is load balanced for maximum performance. Real-time monitoring provides current system status across network, server, and storage components. We provide cybersecurity services, support and incident response for all infrastructure and software that we utilize.

•	We provide 18/7 technical support for our client’s students and faculty. There are two systems utilized by GCE to provide these services to our client’s students.

Academic Services include the following:

•

Program and Curriculum – GCE has a curriculum design and development department that provides design services to our client. In collaboration with our client, we assist with the program and course design by providing curricular assistance and recommendations with respect to content and techniques that make use of the available technologies and methods embodied in the learning management system in order to meet the needs of our client’s students and programs.  GCE developed a proprietary system to support these services.

•

Faculty Training and Recruitment – GCE provides faculty recruitment, training and oversight services to its client. Under the direction of our client and its faculty, we recruit and schedule faculty based on qualifications and expressed needs. We screen candidates and schedule faculty based on client-created policies. We evaluate all faculty according to client standards and provide evaluation results.

•

Class Scheduling – GCE has a class scheduling department and it has developed a proprietary system to provide these services to its client. Our scheduling software provides students the ability to set their education schedule and flexibility to make changes and create opportunities to complete courses in a myriad of online or onsite options. We optimize class size prior to course starts based on client standards, in order to maximize class resources and faculty utilization.

Counseling Services and Support

We provide counseling services and support that includes team-based counseling and other support for prospective and current students of our client as well as financial aid processing.

Counseling Services and Support includes the following:

•

Admissions Services – GCE provides prospective students with transparent information on program requirements, finance options, degree time to completion and net price calculator results in alignment with client standards. GCE has developed an extremely robust proprietary system to efficiently evaluate transcripts and build schedules for prospective students. GCE processes applications in alignment with client admission standards and provides reports to our client for students that have been granted admission.

•

Financial Aid – GCE provides financial aid processing services to our client. GCE handles awarding, certifying, originating and disbursing Title IV Program funds to our client’s students. We deliver Title IV program credit balance refunds to students, process return of Title IV program funds to the federal government when appropriate and provide financial counseling and entrance and exit loan counseling to our client’s students.  Additionally, we prepare required reports on behalf of our client, including but not limited to enrollment reporting to the National Student Loan Data system and the Integrated Postsecondary Education Data System. GCE has built seven interconnected systems to provide these services. Additionally, GCE has built a proprietary system called the Financial Transparent Degree Plan Calculator, which provides our client’s students the cost of their entire program.

•

Counseling Services – GCE provides pro-active services to our client’s students such as schedule building, payment options and field placements. We provide all of our client’s students an assigned advisor that proactively works with our client’s students throughout their matriculation process. We assist our client’s students with program changes and communicate with those students throughout their program to help with retention. We provide our client’s students with the ability to access a variety of administrative services both telephonically and via the Internet. For example, students can apply for financial aid, pay their tuition, order their transcripts, and apply for graduation online. We believe this online accessibility provides the convenience and self-service capabilities that students value.  GCE assesses levels of satisfaction for our client using student surveys. We have built and/or implemented 11 systems that assist our advisors in providing these services to our client’s students through their matriculation.

Marketing and Communication

We provide marketing and communication services that include lead acquisition, digital communication strategies, brand identity advertising, media planning and strategy, video, data science and analysis, marketing to potential students and other promotional and communication services.

The Company’s marketing leadership team approaches the marketplace with an outlook that applies the latest advancements in integrated marketing strategy and new and emerging technologies while leveraging GCE’s buying power. This methodology embraces proven traditional and online solutions that are developed in conjunction with our partners.

Marketing and Communication services includes the following:

•

Lead Acquisition – GCE’s marketing team employs experts across a wide breadth of digital marketing channels. These include Search Engine Optimization, Search Engine Marketing, Social Media Optimization, organic content and strategic acquisition funnels across a variety of mobile markets.

•

Digital Communications Strategy – GCE’s subject matter experts utilize best-in-class technologies through marketing automation, integrated email, SMS text messaging and social media. GCE develops effective communication strategies for its client that encompass the entire student lifecycle journey from prospect through alumni.

•

Brand Identity – GCE’s award-winning team of specialists have proven track records developing strong brands and ensuring the right image is exposed to the consumer. GCE specializes in storytelling shaped by logo creation, taglines, content development, and custom music.

•

Media Planning and Strategy –GCE offers full-service media planning and strategies that are built to grow sophisticated brands through traditional and digital media platforms. GCE understands today’s culture consumes media and we create robust strategies that build long lasting connections with proven results.

•

Video – GCE’s team of in-house video experts specialize in high-quality content expanding across a wide variety of marketing channels. Capabilities include broadcast-quality commercials, explainer videos, mini- and full-length documentaries, animations, motion graphics, and short, stackable video content for a variety of social media channels. GCE enhances its internal team with preferred partners to help offset workload.

•

Data Science and Analysis – GCE employs a team of in-house data analysis professionals who apply prescriptive analytics to facilitate important business decisions. GCE specializes in all aspects of data science, including predictive modeling, data mining and visualization to enrich today’s technology and data-driven marketplace, while providing the information required for success.

Back Office Services

We provide back office services that include finance, human resources, compliance, and other corporate functions.

•	Finance and accounting services include administration of payroll, accounts payable, general ledger, student accounting, financial reports, budgeting and taxes at the direction of our client.
•	Human resources services include administration of performance management, personnel policies, recruitment and onboarding of new personnel, and benefit plan design and procurement, among others.
•	Audit services include development and administration of a client approved annual internal audit plan and execution of the audit plan for the service period.
•	Procurement services include management of purchasing and vendor relationships, including travel services, review of vendor contracts, and maintenance of contracts in the procurement system.

Employees

As of December 31, 2018, GCE employed approximately 2,800 professional and administrative personnel, including technical and academic advisors, counseling advisors, marketing and communication professionals, and personnel that handle financial aid processing, information technology, human resources, corporate accounting, finance, and other administrative functions. In addition, at December 31, 2018, GCE employed approximately 700 part-time employees most of which are student workers. None of our employees are a party to any collective bargaining or similar agreement with us. We consider our relations with our employees to be good.

Community Involvement and the Public Good

The Company had developed and is executing on a five-point plan to revitalize its West Phoenix neighborhood in partnership with its client, GCU.

Increased home values. Together with Habitat for Humanity, we are participating in the largest home renovation project in the country in the West Phoenix area surrounding GCU’s campus. As of December 31, 2018, 221 different projects have been completed. These efforts, combined with GCU’s expanded presence in the community, resulted in a significant increase in home values in the 85017 zip code.

Improved safety. We are in the seventh year of a $1.6 million partnership with City of Phoenix Police Department that focuses on improving safety and reducing crime in the communities surrounding the campus. Since the initiation of this program, crime has decreased substantially in the two-mile radius surrounding the University.

Job creation. At December 31, 2018, we employed approximately 3,500 persons (including 700 part-time employees and student workers), which is approximately three times more persons than were employed by GCE in comparable positions ten years ago. We have launched a number of new business enterprises that reduced costs for the

University, provided management opportunities for recent GCU graduates and employment opportunities for students and neighborhood residents, while spurring economic growth in the area.

GCE and GCU continue to partner in countless community events and projects throughout the year, helping organizations such as the Phoenix Rescue Mission, Feed My Starving Children, Arizona Foster Care, Boy/Girl Scouts, Goodwill Arizona, St. Vincent de Paul, Young Life, Elevate Phoenix, Back to School Clothing Drive and St. Mary’s Food Bank. Our employees also went out into our surrounding neighborhoods to participate in GCU-sponsored programs such as Serve the City, Canyon Kids, Salute Our Troops, Colter Commons senior home visits and the Run to Fight Children’s Cancer.

The Company also invests in the following activities that benefit the community.

Student Tuition Organization contributions. The Company contributes to private school tuition organizations and in 2018 increased its annual contribution to $3.7 million from $2.0 million in 2017. Financial contributions are allocated toward tuition assistance and awarding Arizona students with scholarships to attend Arizona private schools.

Donate to Elevate. Donate to Elevate is a program that allows employees to contribute money in lieu of state income tax payments to three projects. This program benefits private schools in Arizona and the partnership with Habitat for Humanity, as well as local public schools and public charter schools through extracurricular activities that require students to pay a fee. Employees are encouraged to designate tax dollars to the school or program of their choice.

Students Inspiring Students. The Company continues to support GCU’s free tutoring/mentoring program that serves Phoenix-area K‑12 schools. Students who seek academic assistance in the GCU Learning Lounge may become eligible to receive the Students Inspiring Students full-tuition scholarship. To serve its client and community, the Company seeks donations to fund this neighborhood scholarship program.

Sponsoring K‑12 Educational Development. The Company supports its client’s K‑12 Educational Development Department through sponsorship of GCU’s Canyon Professional Development and K‑12 Targeted School Assistance programs. Canyon Professional Development offers professional development opportunities for educators and administrators, and their student/parent engagement programs aim to help students become college ready. K‑12 Targeted School Assistance programs also offer tutoring and mentorship and more to community schools to improve learning environments and outcomes. Both initiatives elevate public, private, charter and home schools in the form of scholarships, program discounts, professional development, events, and more.

Employee Opportunities for Community Service. The Company’s charitable contribution program offers its full-time employees a maximum of 16 hours of PTO annually for community service. This time is used to volunteer at an approved charitable organization. Over 40 organizations are approved for employee volunteerism, including Habitat for Humanity.

The Company’s employees continue to share a commitment to and enthusiasm for GCU-sponsored community service projects, as well as charitable organizations throughout the Valley. Through these activities, our employees have the opportunity to volunteer and provide servant leadership that benefits the surrounding neighborhoods and West Phoenix community.

Seasonality

Our net revenue and operating results normally fluctuate due to changes in GCU’s enrollment. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Seasonality.”

Competition

There are dozens of companies that seek to partner with non-profit schools and state universities to assist in the development and operation of their educational programs. These companies provide various services that traditional institutions historically have not had the experience or organizational capability to fully support. These services include marketing and recruitment, enrollment management, curriculum development, online course design, student retention support, technology infrastructure, and student and faculty call center support. Among the largest companies in this sector are 2U, Pearson Online Learning Services, and Wiley Education Services.

The educational services market, particularly with regard to those companies that help traditional universities develop online degree programs (and often referred to as online program management, or OPM, providers), has historically been characterized by a full-service, revenue-sharing model, based on the premise that most traditional institutions are not only operationally unprepared to offer online programs at scale but also are not equipped to make the significant upfront investments necessary to develop online programs organically. In recent years, an alternative unbundled fee-for-service OPM model has emerged, in which the companies offer the same services, or some subset of services, for the market price of those services. Finally, other industry providers affiliate with university partners to offer massive open online courses, which are aimed at unlimited participation and open access via the web at little or no cost to the student.

The educational services market is changing and expanding. It is highly fragmented and subject to evolving technology, shifting needs of students and educators and introductions of new delivery modalities. We believe that the competitive factors in the educational services market include:

•	reputation and brand awareness;
•	quality of university client base and performance track record;
•	the effectiveness of marketing and sales efforts;
•	robustness and evolution of technology solutions;
•	breadth and depth of services offerings;
•	convenient, flexible and dependable access to programs and classes;
•	level of student support services;
•	quality of student and faculty experience;
•	cost of programs; and
•	the time necessary to earn a degree.

Proprietary Rights

We have developed and own, or are licensed to use, intellectual property that is or will be the subject of copyright, trademark, service mark, patent, trade secret, or other protections. This intellectual property includes but is not limited to technology, courseware materials and business know-how and internal processes and procedures developed to respond to the requirements of operating a post-secondary educational institution with a significant online campus and to comply with the rules and regulations of various education regulatory agencies. We rely on a combination of copyrights, trademarks, service marks, trade secrets, domain names, and agreements to protect our intellectual property. We protect our intellectual property by signing agreements with employees, independent contractors, consultants, companies, and any other third party that creates intellectual property for us that assign any intellectual property rights to us. In addition, we seek to maintain the confidentiality of our proprietary information through the use of confidentiality agreements with employees, independent contractors, consultants and companies with which we conduct business. While our intellectual property rights are important to us, we do not believe that the loss of any individual property right or group of related rights would have a material adverse effect on our overall business.

Available Information

We were incorporated as a Delaware corporation in 2008 and completed our initial public offering in November 2008. Our principal executive offices are located at 2600 West Camelback Road, Phoenix, Arizona 85017, our telephone number is (602) 247‑4400 and our Internet address is www.gce.com.

We make available free of charge on our website our Annual Report on Form 10‑K, Quarterly Reports on Form 10‑Q, Current Reports on Form 8‑K, Forms 3, 4, and 5 filed on behalf of directors and executive officers, and all amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act, as soon as reasonably practicable after such reports are electronically filed with, or furnished to, the Securities and Exchange Commission (hereafter, the SEC). In addition, our earnings conference calls are web cast live via our website. In addition to visiting our website, you may obtain any document we file with the SEC at www.sec.gov. The contents of these websites are not incorporated into this filing and our references to the URLs for these websites are intended to be inactive textual references only.

REGULATION

Through June 30, 2018, we were the owner and operator of a for-profit university.  Upon the consummation of the Transaction with GCU on July 1, 2018 (as discussed in “Part I. Business – The Transaction”), we became a third party provider of education services to GCU, our only university client during 2018.  On January 22, 2019, we completed the acquisition of Orbis Education, an educational services company that supports healthcare education programs for 17 universities across the United States.  See Note 14 – Subsequent Event to consolidated financial statements.  While we currently provide services to 18 university clients across the United States, GCU is, and will for the foreseeable future remain, our most significant client, and regulatory matters that materially affect GCU will, necessarily, have a material impact on us.  The following section describes regulatory matters that affect us as a service provider to GCU and to institutions of higher education generally.

Overview

Institutions of higher education in America are subject to extensive regulation by state post-secondary, licensure and certification agencies, accrediting commissions, and the federal government through the United States Department of Education (“ED”) under the Higher Education Act (“HEA”). The regulations, standards, and policies of these agencies cover the vast majority of operations of colleges and universities, including educational programs, facilities, instructional and administrative staff, administrative procedures, marketing, recruiting, financial operations, athletics and financial condition.

The HEA and the regulations promulgated thereunder are frequently revised, repealed or expanded. Congress historically has reauthorized and amended the HEA in regular intervals, approximately every five to seven years. The re-authorization process is currently under way. The re-authorization of the HEA could alter the regulatory landscape of the higher education industry, and thereby impact the manner in which we conduct business and serve our university clients. In addition, ED is independently conducting an ongoing series of rulemakings intended to assure the integrity of the Title IV programs. ED also frequently issues formal and informal guidance instructing institutions of higher education and other covered entities how to comply with various federal laws and regulations. ED guidance is subject to frequent change and may impact our business model.

As a result of the Transaction, we no longer own and operate an institution of higher education, nor do we directly participate in Title IV programs.  Instead, we operate as a service provider to institutions of higher education that do participate in Title IV programs.  Nevertheless, we are required to comply with certain regulations promulgated by ED for the following reasons:

•

Our operations are subject to regulation by ED due to our clients’ participation in the federal student financial aid programs under Title IV of the HEA. Those Title IV programs include educational loans with below-market interest rates that are issued by the federal government under the Federal Direct Loan program (the “FDL Program”), as well as grant programs for students with demonstrated financial need. To participate in the Title IV programs, a school must receive and maintain authorization by the appropriate state agency or agencies, be accredited by an accrediting commission recognized by ED, and be certified as an eligible institution by ED.

•

As a third-party servicer under the HEA and the related regulations, we have a direct relationship with ED. We anticipate that ED will regulate our operations insofar as we are performing certain functions classified as third-party servicer functions under relevant regulations and sub-regulatory guidance. A “Third-party servicer” is any person or entity used by “any eligible institution of higher education to administer, through either manual or automated processing, any aspect of such institution’s student assistance programs.”  Third party servicers must comply with a number of regulatory requirements.  For example, they must conduct and submit to ED compliance audits under 34 C.F.R. § 668.23.  In addition, they must comply with the requirements of 34 C.F.R. § 668.25, which among other things, requires third-party servicers, in their contracts with institutions, to be contractually obligated to, among other things:

o

Comply with all statutory provisions of or applicable to Title IV of the HEA, including the requirement to use any funds that the servicer administers under any Title IV, HEA program and any interest or other earnings thereon solely for the purposes specified in and in accordance with that program;

o

Refer to the Office of Inspector General of ED for investigation any information indicating there is reasonable cause to believe that the institution might have engaged in fraud or other criminal misconduct in connection with the institution’s administration of any Title IV, HEA program or an applicant for Title IV, HEA program assistance might have engaged in fraud or other criminal misconduct in connection with his or her application; and

o

Be jointly and severally liable with the institution to the Secretary for any violation by the servicer of any statutory provision of or applicable to Title IV of the HEA, any regulatory provision prescribed under that statutory authority, and any applicable special arrangement, agreement, or limitation entered into under the authority of statutes applicable to Title IV of the HEA.

We are also subject to a number of data security and privacy regulations given our role as a third-party service provider.  To the extent we continue to provide third party servicer functions, we will be subject to these requirements, the compliance with which can materially impact our business model.

Finally, our current clients and all likely future clients are required to be authorized by appropriate state post-secondary, licensure, and certification authorities.  In addition, in order to participate in the federal student financial aid programs, our clients will need to be accredited by an accrediting commission recognized by ED.  Accreditation is a private, non-governmental process for evaluating the quality of educational institutions and their programs in areas including student performance, governance, integrity, educational quality, faculty, physical resources, administrative capability and resources, and financial stability.  The HEA requires accrediting commissions recognized by ED to review and monitor many aspects of an institution’s operations and to take appropriate action if the institution fails to meet the accrediting commission’s standards.

This area is evolving, however, and the scope of services covered by regulations may change.

State Post-Secondary Education Regulation

Our clients are authorized to offer education by the relevant state authorizing agencies for the state in which the client is located. For example, GCU, our principal university client, is authorized to offer programs by the Arizona State Board for Private Postsecondary Education, the regulatory agency governing private post-secondary educational institutions in the State of Arizona, where it is located. This authorization is very important to our clients and, as a result, to our business. To maintain their state authorization, our clients must continuously meet standards relating to, among other things, educational programs, facilities, instructional and administrative staff, marketing and recruitment, financial operations, addition of new locations and educational programs, and various operational and administrative procedures.

Our clients’ failure to comply with the requirements of a state regulatory agency could result in our clients’ losing their ability to offer educational programs, which would cause our clients to lose their eligibility to participate in the Title IV programs and could force them, and us, to cease operations. Alternatively, a state regulatory body could restrict our clients’ ability to offer new or certain degree and non-degree programs, which may impair our ability to grow.

State regulatory requirements for online education have historically varied among the states.  To address this issue and to meet new ED requirements many schools have applied and sought to become an approved institutional participant in the State Authorization Reciprocity Agreement (“SARA”). SARA is an agreement among member states, districts and territories that establishes comparable national standards for interstate offering of post-secondary distance education courses and programs. It is intended to make it easier for students to take online courses offered by post-secondary institutions based in another state. SARA is overseen by a national council (NC-SARA) and administered by four regional education compacts, for which Arizona, the state in which our principal client, GCU, is located, is a W-SARA member. There is a yearly renewal for participating in NC-SARA and AZ-SARA and institutions must agree to meet certain requirements to participate. As of June 30, 2018, all states other than California are members of SARA.

Any state that does not participate in SARA may impose regulatory requirements on out-of-state higher education institutions operating within their boundaries, such as those having a physical facility or conducting certain academic activities within the state. GCU, for example, currently enrolls students in all 50 states and the District of Columbia. Although it is currently licensed, authorized, in-process, or exempt in all non-SARA jurisdictions in which it operates, if it fails to comply with state licensing or authorization requirements for a state, or fails to obtain licenses or authorizations when required, it could lose its state license or authorization by that state or be subject to other sanctions, including restrictions on our activities in, and fines and penalties imposed by, that state, as well as fines, penalties, and sanctions imposed by ED. The loss of licensure or authorization in any non-SARA state could prohibit us from recruiting prospective students or offering services to current students in that state, which could significantly affect our business.

Individual state laws establish standards in areas such as instruction, qualifications of faculty, administrative procedures, marketing, recruiting, financial operations, and other operational matters. To the extent required with respect to a service category covered by our contractual relationship, we expect to assist our clients in meeting these requirements. Some states limit schools’ ability to offer educational programs and award degrees to residents of those states. Some states also prescribe financial regulations that are different from those of ED and may require the posting of surety bonds. While we are not directly subject to those laws, those laws may inhibit our clients from expanding or operating in those states, limiting our ability to serve our clients, which could significantly affect our business.

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

Although not directly regulated by these entities, we must be mindful of the requirements placed by state professional licensure bodies on our client institutions to ensure those institutions maintain that licensure.

Accreditation

Accreditation is a private, non-governmental process for evaluating the quality of educational institutions and their programs in areas including student performance, governance, integrity, educational quality, faculty, physical resources, administrative capability and resources, and financial stability. To be recognized by ED, accrediting commissions must adopt specific standards for their review of educational institutions, conduct peer-review evaluations of institutions, and publicly designate those institutions that meet their criteria. An accredited school is subject to periodic review by its accrediting commissions to determine whether it continues to meet the performance, integrity and quality required for accreditation.

Our principal client, GCU has been regionally accredited by the HLC and its predecessor since 1968, most recently obtaining reaccreditation in 2017 for the ten-year period through 2027. The HLC is a regional accrediting agency recognized by the Secretary of Education and accredits entire institutions of higher education. Institutional accreditation by a recognized accreditation agency is one of the prerequisites for an institution of higher education to be eligible to disburse Title IV aid to students. In addition, GCU holds a number of programmatic accreditations related to the conduct of specific programs of the college. Other colleges and universities depend, in part, on an institution’s accreditation (institutional, and, in some cases, programmatic) in evaluating transfers of credit and applications to graduate schools. Employers rely on the accredited status of institutions when evaluating candidates’ credentials, and students and corporate and government sponsors under tuition reimbursement programs look to accreditation for assurance that an institution maintains quality educational standards.

Clients other than GCU may be accredited by different accrediting bodies that are likely to have standards that are different from those of the HLC. Moreover, other clients may also hold various programmatic accreditations that set additional requirements related to specific programs. As we work with clients in different regions we will need to work with those accrediting bodies and tailor services to meet the requirements of those accreditors.

Regulation of Federal Student Financial Aid Programs

To be eligible to participate in the Title IV programs, an institution must comply with specific requirements contained in the HEA and the regulations issued thereunder by ED. An institution must, among other things, be licensed or authorized to offer its educational programs by the state in which it is physically located and maintain institutional accreditation by an accrediting commission recognized by ED.

The substantial amount of federal funds disbursed to schools through the Title IV programs and the large number of students and institutions participating in these programs have caused Congress to require ED to exercise considerable regulatory oversight over educational institutions. As a result, our clients are subject to extensive oversight and review. Because ED periodically revises its regulations and changes its interpretations of existing laws and regulations, we cannot predict with certainty how the Title IV program requirements will be applied in all circumstances to our clients or to us directly.

Significant regulations and other factors relating to the Title IV programs that could adversely affect us include the following:

Congressional action. Congress must reauthorize the HEA on a periodic basis, usually every five to six years, and the most recent reauthorization occurred in August 2008. The reauthorized HEA reauthorized all of the Title IV programs in which institutions participate but made numerous revisions to the requirements governing the Title IV programs, including provisions relating to student loan default rates and the formula for determining the maximum amount of revenue that institutions are permitted to derive from the Title IV programs. In addition, members of Congress periodically introduce legislation that would impact Title IV programs and the higher education industry generally. Because a significant percentage of our revenue is indirectly derived from the Title IV programs, any action by Congress that significantly reduces Title IV program funding or the ability of our clients to participate in the Title IV programs could reduce the ability of some students to finance their education at our client institutions and materially decrease their student enrollment.

Regulatory changes. Pursuant to the HEA and following negotiated rulemaking, on November 1, 2016, ED published final regulations that, among other things, would have specified the acts or omissions of an institution that a borrower may assert as a defense to repayment of a loan made under the Direct Loan Program. Although the regulations were scheduled to become effective on July 1, 2017, on June 16, 2017, ED delayed indefinitely the effective date of selected provisions of the regulations and announced its intention to conduct negotiated rulemaking proceedings to revise the regulations. Those proceedings took place from November 13‑15, 2017; January 8‑11, 2018; and February 12‑15, 2018. These proceedings did not end in consensus and, as such, ED will have the opportunity to write regulations as it sees fit. In addition, on October 24, 2017, ED published an interim final rule to delay until July 1, 2018 the effective date of the selected provisions. On February 14, 2018, ED also published a notice of proposed rulemaking to delay until July 1, 2019 the effective date of the selected provisions.

The Department has also suggested that it may initiate a new negotiated rulemaking in the future related to various topics. We have no way of knowing the outcome of these regulatory processes or even the full list of topics to be considered. As such, they constitute a potential risk for our clients and, either directly or through our clients, us.

Eligibility and certification procedures. Each institution must apply periodically to ED for continued certification to participate in the Title IV programs. Such recertification generally is required every six years, but may be required earlier, including when an institution undergoes a change in control. To the extent ED suspends, limits, modifies, conditions, or terminates any client institution’s eligibility to participate in the Title IV programs, that action is likely to have a negative impact on our business. Indeed, this could range from disallowing the institution from adding new programs or terminating the institution from Title IV eligibility.

In August 2017, our principal client, GCU received a new program participation agreement with full certification from ED, which granted the University the ability to participate in the Title IV programs through December 31, 2020. The Transaction resulted in a change in control of GCU, following which it is now operated as a non-profit university and necessitating the application by GCU to ED for approval of the change in control and for a new program participation agreement. ED is currently reviewing GCU’s application for approval of the change in control and GCU is waiting for a new program participation agreement. GCU now participates in the Title IV programs on a provisional, month-to-month basis pending ED’s review and approval of the Transaction.  There can be no assurance that ED will recertify GCU or that it will not impose conditions or other restrictions on GCU as a condition of granting GCU a provisional certification following its change in control.  If ED does not renew or withdraws the certification of GCU to participate in the Title IV programs at any time, its students would no longer be able to receive Title IV program funds.  Similarly, ED could renew GCU’s certification, but restrict or delay its students receipt of Title IV funds, limit the students to whom it could disburse funds, or place other restrictions on the university.  Any of these outcomes would have a material adverse effect on GCU and on us.

Administrative capability. ED regulations specify extensive criteria by which an institution must establish that it has the requisite “administrative capability” to participate in the Title IV programs. To meet the administrative capability standards, an institution must, among other things:

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
•

refer to ED’s Office of Inspector General any credible information indicating that any student, parent, employee, third-party servicer or other agent of the institution has engaged in any fraud or other illegal conduct involving the Title IV programs;

•	submit all required reports and consolidated financial statements in a timely manner; and
•	not otherwise appear to lack administrative capability.

As a service provider, we assist our clients with some facets of these criteria. As such, we must be mindful of, and compliant with, the administrative capability requirements. If an institution fails to satisfy any of these criteria, ED may:

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

Imposition of these sanctions could have a negative impact on our ability to conduct our business.

Financial responsibility. The HEA and ED regulations establish extensive standards of financial responsibility that institutions must satisfy in order to participate in the Title IV programs. ED evaluates institutions for compliance with these standards on an annual basis based on the institution’s annual audited consolidated financial statements, as well as when the institution applies to ED to have its eligibility to participate in the Title IV programs recertified. The most significant financial responsibility standard is the institution’s composite score, which is derived from a formula established by ED based on three financial ratios:

•	equity ratio, which measures the institution’s capital resources, financial viability and ability to borrow;
•	primary reserve ratio, which measures the institution’s ability to support current operations from expendable resources; and
•	net income ratio, which measures the institution’s ability to operate at a profit or within its means.

ED assigns a strength factor to the results of each of these ratios on a scale from negative 1.0 to positive 3.0, with negative 1.0 reflecting financial weakness and positive 3.0 reflecting financial strength. ED then assigns a weighting percentage to each ratio and adds the weighted scores for the three ratios together to produce a composite score for the institution. The composite score for an institution’s most recent fiscal year must be at least 1.5 for the institution to be deemed financially responsible without the need for further ED oversight. In addition to having an acceptable composite score, an institution must, among other things, provide the administrative resources necessary to comply with Title IV program requirements, meet all of its financial obligations, including required refunds to students and any Title IV liabilities and debts, be current in its debt payments, and not receive an adverse, qualified, or disclaimed opinion by its accountants in its audited consolidated financial statements.

As a service provider, we are not directly subject to this regulation. However, if ED were to determine that a client institution did not meet the financial responsibility standards due to a failure to meet the composite score or other financial responsibility factors, ED could impose a range of sanctions on the institution, such as requiring the institution to post a letter of credit, accept provisional certification (which would hamper the ability of the institution to add new programs), comply with additional ED monitoring requirements, agree to receive Title IV program funds under an arrangement other than ED’s standard advance funding arrangement, such as the reimbursement system of payment or heightened cash monitoring, and comply with or accept other limitations on the ability to increase the number of programs we offer or the number of students it enrolls, any of which sanctions on our clients could also adversely affect our business.

Our principal client, GCU, will receive its first composite score following the Transaction with respect to its fiscal year ending June 30, 2019, which score must be provided to ED by March 31, 2020.  At this time, we cannot predict if GCU’s composite score will exceed 1.5 or if ED would impose any sanctions on GCU if its composite score is below 1.5.  If any such sanctions were imposed, it could have a negative impact on our ability to conduct our business.

Return of Title IV funds for students who withdraw. When a student who has received Title IV program funds withdraws from school, the institution must determine the amount of Title IV program funds the student has “earned” and then must return the unearned Title IV program funds (a “return to Title IV”) to the appropriate lender or ED in a timely manner, which is generally no later than 45 days after the date the institution determined that the student withdrew. If such payments are not timely made, the institution will be required to submit a letter of credit to ED equal to 25% of the Title IV funds that the institution should have returned for withdrawn students in its most recently completed fiscal year. Under ED regulations, the letter of credit requirement is triggered by late returns of Title IV program funds for 5% or more of the withdrawn students (and involving more than two student refunds) in the audit sample in the institution’s annual Title IV compliance audit for either of the institution’s two most recent fiscal years or in a ED program review. To the extent our services for a client include conducting returns to Title IV, as they do with our principal client, GCU, we would likely be jointly and severally liable to ED, along with the relevant client, for return of those funds.

Student loan defaults. Under the HEA, an educational institution may lose its eligibility to participate in some or all of the Title IV programs if defaults by its students on the repayment of their federal student loans exceed certain levels. For each federal fiscal year, ED calculates a rate of student defaults for each institution (known as a “cohort default rate”). The reauthorization of the HEA in 2008 extended the measurement period for cohort default rates so that the rate is calculated by determining the rate at which borrowers who became subject to their repayment obligation in one federal fiscal year default in that same year or by the end of the second year following the first federal fiscal year (the “three-year method”).

ED applies legal thresholds to measure an institution’s compliance. If ED notifies an institution that its cohort default rates exceeded 30%, for each of its three most recent federal fiscal years, the institution’s participation in the FDL Program and the Pell grant program would end 30 days after that notification, unless the institution appeals that determination in a timely manner on specified grounds and according to specified procedures. In addition, an institution’s participation in the FDL Program would end 30 days after notification by ED that its most recent cohort default rate, is greater than 40%, unless the institution timely appeals that determination on specified grounds and according to specified procedures. An institution whose participation ends under either of these provisions may not participate in the relevant programs for the remainder of the fiscal year in which the institution receives the notification or for the next two fiscal years. If an institution’s cohort default rate for any single federal fiscal year equals or exceeds 30%, ED may place the institution on provisional certification status.

While we cannot directly influence a client’s cohort default rates, and do not provide default rate management services, in the course of performing services for a client we would work to assist such client in ensuring that its cohort default rates do not present a compliance risk under this regulation. Nonetheless, if a client institution exceeded the threshold under the three-year method, the sanction imposed could have a negative impact on our ability to conduct our business.  While GCU’s cohort default rates have historically been significantly below these levels, we cannot assure you that this will continue to be the case.

Incentive compensation rule. An institution that participates in the Title IV programs may not provide any commission, bonus, or other incentive payment based directly or indirectly on success in securing enrollments or financial aid to any person or entity engaged in any student recruitment, admissions, or financial aid awarding activity. Prior to July 1, 2011, ED regulations included 12 “safe harbors” that described payments and arrangements that did not violate the incentive compensation rule. Under new rules effective July 1, 2011, the 12 safe harbors were eliminated. Under the revised regulations, each higher education institution agrees that it will not "provide any commission, bonus, or other incentive payment based in any part, directly or indirectly, upon success in securing enrollments or the award of financial aid, to any person or entity who is engaged in any student recruitment or admission activity, or in making decisions regarding the award of Title IV, HEA program funds." Pursuant to this rule, we are prohibited from offering our covered employees, which are those involved with or responsible for recruiting or admissions activities, any bonus or incentive-based compensation based on the successful recruitment, admission or enrollment of students into a postsecondary institution. We are also precluded from offering our covered employees that work on financial aid matters (if any), any bonus or incentive-based compensation based on the award of financial aid to students enrolled in a postsecondary institution.

In addition, the revised rule initially raised a question as to whether companies like ours, as an entity, are prohibited from entering into tuition revenue-sharing arrangements with university clients. On March 17, 2011, ED issued official agency guidance, known as a "Dear Colleague Letter," or the DCL, providing guidance on this point. The DCL states that "[t]he Department generally views payment based on the amount of tuition generated as an indirect payment of incentive compensation based on success in recruitment and therefore a prohibited basis upon which to measure the value of the services provided" and that "[t]his is true regardless of the manner in which the entity compensates its employees." But the DCL also provides an important exception to the ban on tuition revenue-sharing arrangements between institutions and third parties. According to the DCL, ED does not consider payment based on the amount of tuition generated by an institution to violate the incentive compensation ban if the payment compensates an "unaffiliated third party" that provides a set of "bundled services" that includes recruitment services, such as those we provide. Example 2‑B in the DCL is described as a "possible business model" developed "with the statutory mandate in mind." Example 2‑B describes the following as a possible business model:

"A third party that is not affiliated with the institution it serves and is not affiliated with any other institution that provides educational services, provides bundled services to the institution including marketing, enrollment application assistance, recruitment services, course support for online delivery of courses, the provision of technology, placement services for internships, and student career counseling. The institution may pay the entity an amount based on tuition generated for the institution by the entity’s activities for all the bundled services that are offered and provided collectively, as long as the entity does not make prohibited compensation payments to its employees, and the institution does not pay the entity separately for student recruitment services provided by the entity."

The DCL guidance indicates that an arrangement that complies with Example 2‑B will be deemed to be in compliance with the incentive compensation provisions of the HEA and ED’s regulations. Our business model and contractual arrangements with our university clients closely follow Example 2‑B in the DCL. In addition, we assure that none of our "covered employees" is paid any bonus or other incentive compensation in violation of the rule.

Because the bundled services rule was promulgated in the form of agency guidance issued by ED in the form of a DCL and is not codified by statute or regulation, the rule could be altered or removed without prior notice, public comment period or other administrative procedural requirements that accompany formal agency rulemaking. Similarly, a court could invalidate the rule in an action involving our company or our university clients, or in action that does not involve us at all. The revision, removal or invalidation of the bundled services rule by Congress, ED or a court could require us to change our business model.

In addition, we have requested guidance from ED that our specific model is proper under the incentive compensation rule and that our company is not an “affiliate” of GCU for purposes of the DCL. We are awaiting a response to this guidance request.

Compliance reviews. Our client institutions are subject to announced and unannounced compliance reviews and audits by various external agencies, including ED, its Office of Inspector General, state licensing agencies, the applicable state approving agencies for financial assistance to veterans, and accrediting commissions. As part of ED’s ongoing monitoring of institutions’ administration of the Title IV programs, the HEA also requires institutions to annually submit to ED a Title IV compliance audit conducted by an independent certified public accountant in accordance with applicable federal and ED audit standards. In addition, to enable ED to make a determination of an institution’s financial responsibility, each institution must annually submit audited financial statements prepared in accordance with ED regulations.

As a third-party servicer, not only are our clients subject to reviews and audits that may require our involvement, but we are also subject to program reviews from ED and the Office of the Inspector General. Further, we also have an obligation to annually submit to ED a Title IV compliance audit conducted by an independent certified public accountant in accordance with applicable federal and ED audit standards.

Gainful employment rules. Under the HEA, proprietary schools are eligible to participate in Title IV programs in respect of educational programs that lead to “gainful employment in a recognized occupation,” with the limited exception of qualified programs leading to a bachelor’s degree in liberal arts. Historically, this concept has not been defined in detail. In October 2014, ED published final regulations, effective July 1, 2015, on the metrics for determining whether an academic program prepares students for gainful employment in a recognized occupation. This rule establishes requirements related to the debt to earnings ratio of graduates of programs at proprietary institutions and one year certificate level programs at non-profit institutions, and sets additional disclosure requirements for students. Under the final regulations, which apply on a program-by-program basis, students enrolled in a program will be eligible for Title IV student financial aid only if that program satisfies at least one of two tests relating to student debt service-to-earnings ratios. The two tests specify minimum debt service-to-earnings ratios calculated on the basis of the earnings of program graduates. One test measures student loan debt service as a percentage of total earnings and is calculated by comparing (1) the annual loan payment required on the median student loan debt incurred by students receiving Title IV funds who completed a particular program and (2) the higher of the mean or median of those graduates’ annual earnings two to four years after graduation. The other test measures student loan debt service as a percentage of discretionary earnings and is calculated by comparing (1) the annual loan payment required on the median student loan debt incurred by students receiving Title IV funds who completed a particular program and (2) the higher of the mean or median annual earnings of those graduates two to four years after graduation, less 1.5 times the government issued Poverty Guideline. Under the currently-in-effect gainful employment regulation, a program would pass if:

•	the annual loan payment required on the median student loan debt is less than or equal to 8% of the higher of the mean or median annual earnings of graduates in the relevant period; or
•	the annual loan payment required on the median student loan debt is less than or equal to 20% of the discretionary income of graduates in the relevant period.

In addition, a program that does not pass either of the debt-to-earnings metrics, and that has an annual earnings rate between 8% and 12%, or a discretionary income rate between 20% and 30%, would be considered to be in the “Zone”. A program would fail if the annual loan payment on the median student loan debt is greater than 12% of the mean or median annual earnings of the graduates or the annual loan payment on the median student debt is greater than 30% of the discretionary income of the graduates. A program would become Title IV-ineligible for three years if it fails both metrics for two out of three consecutive years or is in the Zone (or fails) for four consecutive award years. In the first four years that the debt-to-earnings metrics are calculated under the rule (award years 2014‑15, 2015‑16, 2016‑17, and 2017‑18), if a program would be failing or in the Zone based on the typical approach to calculating debt-to-earnings metrics, transitional debt-to-earnings rates would be calculated using the most currently available yearly earnings two years after graduation and the annual loan payments of students who completed the program in the most recently completed award year. Transitional rates will be used to assess the program if they are lower than what the rates would be under the normal calculation. This allows programs that promptly lower tuition and fees to realize the benefit of their changes.

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

GCU, our principal client, has historically been considered a proprietary school.  On October 20, 2016, ED issued to institutions, including GCU, draft debt-to-earnings rates for the first gainful employment debt measurement year and certain underlying data used to calculate those rates. According to ED’s draft rates, none of GCU’s programs failed. The draft rates did indicate that four current degree programs were in the Zone, including three undergraduate education programs and the Masters in Theology.

Schools are also required to certify to ED the following for each Title IV eligible program:

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

GCU successfully submitted the certifications required for all pre-existing programs prior to the December 31, 2015 deadline for doing so. It continues to follow this protocol on an ongoing basis.

It is not clear at present whether the degree programs at GCU will need to comply with this regulation or, if so, to what extent. While ED has, in many cases, required institutions that have converted from for-profit to non-profit to comply with this regulation for some limited period, the experience has not been uniform. As such, GCU awaits a resolution of this matter. Depending on the resolution, it may have a negative impact on our ability to conduct our business.

These regulations went into effect on July 1, 2015, with the exception of the new disclosure requirements that were originally scheduled to go into effect January 1, 2017, but which were delayed, to some extent, until July 1, 2018. ED however announced, on June 16, 2017, its intention to conduct negotiated rulemaking proceedings to revise the gainful employment regulations. Those negotiated rulemaking proceedings began in December 2017 and continued February 5‑8, 2018 and concluded with the session held on March 12‑15, 2018. Although ED published a notice of proposed rulemaking that would eliminate the gainful employment rule, it has not yet published a final rule related to this rule. We are following this rulemaking but do not have a view at this time about how it will affect the business.

Substantial misrepresentation. The HEA prohibits an institution that participates in Title IV programs from engaging in “substantial misrepresentation” of the nature of its educational program, its financial charges, or the employability of its graduates. ED has defined a misrepresentation as any statement made by the institution or a third party that provides educational programs, marketing, advertising, recruiting, or admissions services to the institution that is false, erroneous or has the likelihood or tendency to deceive. A substantial misrepresentation is any misrepresentation on which the person to whom it was made could reasonably be expected to rely, or has reasonably relied, to that person’s detriment.

The regulation also covers statements made by any representative of an institution, including agents, employees and subcontractors, and statements made directly or indirectly to any third party, including state agencies, government officials or the public, and not just to students or prospective students.  Therefore, we are subject to this regulation.

Considering the breadth of the definition of “substantial misrepresentation,” it is possible that despite our efforts to prevent such misrepresentations, our employees or contractors may make statements that could be construed as substantial misrepresentations for which our clients would be held responsible by ED. We and our employees and subcontractors, as agents of our university clients, must use a high degree of care to comply with such rules and are prohibited by contract from making any false, erroneous or misleading statements about our university clients. To avoid an issue under the misrepresentation rule and similar rules, we assure that all marketing materials are approved in advance by our university clients before they are used by our employees and we carefully monitor our subcontractors.

Despite our best efforts, we may face complaints from students and prospective students of our clients over statements made by us and our agents throughout the conduct of our services which would expose our clients, and derivatively us, to increased risk of enforcement action and applicable sanctions or other penalties and increased risk of private qui tam actions under the Federal False Claims Act. Also, if ED determines that an institution (including its contractors) has engaged in substantial misrepresentation, ED may revoke an institution’s program participation agreement, impose limitations on the institution’s participation in Title IV programs, deny applications from the institution for approval of new programs or locations or other matters, or initiate proceedings to fine the institution or limit, suspend, or terminate its eligibility to participate in Title IV programs. Similar rules apply under state laws or are incorporated in institutional accreditation standards and the Federal Trade Commission, or FTC, applies similar rules prohibiting any unfair or deceptive marketing practices to the education sector. If ED or other regulator determines that statements made by us or on our behalf are in violation of the regulations, we could be subject to sanctions and other liability, which could have a material adverse effect on our business.

Regulatory Standards that May Restrict Institutional Expansion or Other Changes

Many actions that our clients may wish to take in connection with expanding their operations or other changes are subject to review or approval by the applicable regulatory agencies. For example, requirements and standards of state post-secondary agencies, accrediting commissions, and ED limit an institution’s ability in certain instances to establish additional teaching locations, implement new educational programs, or increase enrollment in certain programs. Many states require review and approval before institutions can add new locations or programs, and many states limit the number of pre-licensure professional students (such as nursing) colleges may enroll. Similarly, accrediting agencies (institutional and programmatic) generally require institutions to notify them in advance of adding new locations or implementing new programs, and upon notification may undertake a review of the quality of the facility or the program and the financial, academic, and other qualifications of the institution.

With respect to ED, if an institution participating in the Title IV programs plans to add a new location or educational program, the institution must generally apply to ED to have the additional location or educational program designated as within the scope of the institution’s Title IV eligibility. Institutions that are fully certified to participate in the Title IV programs are not required to obtain ED’s approval of additional programs that lead to a bachelor’s, professional, or graduate degree at the same degree level as programs previously approved by ED, and, similarly, is not required to obtain advance approval for new programs that prepare students for gainful employment in the same or a related recognized occupation as an educational program that has previously been designated by ED as an eligible program at that institution if it meets certain minimum-length requirements.  GCU, because it is currently certified to participate in the Title IV programs on a provisional, month-to-month basis, is required to obtain ED approval for new programs, which requirement could impede GCU’s ability to introduce new programs and slow its growth.

Item 1A.       Risk Factors

You should carefully consider the risks and uncertainties described below and all other information contained in this Annual Report on Form 10‑K. In order to help assess the major risks in our business, we have identified many, but not all, of these risks. Due to the scope of our operations, a wide range of factors could materially affect future developments and performance.

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

Through June 30, 2018, we were the owner and operator of a for-profit university and the “Risk Factors” section of our Annual Report on Form 10‑K for the year ended December 31, 2017 set forth the risks associated with that business.  Upon the consummation of the Transaction with GCU on July 1, 2018 (as discussed in “Part I. Business - The Transaction”), we became a third party provider of education services to GCU, our only university client during 2018. On January 22, 2019, we completed the acquisition of Orbis Education, an educational services company that supports healthcare education programs for 17 universities across the United States.  See Note 14 – Subsequent Event to consolidated financial statements.  While we currently provide services to 18 university clients across the United States, GCU is, and will for the foreseeable future remain, our most significant client.  Given that our revenue from operations during 2018 was derived entirely from GCU, and that our revenue from operations will continue to be derived substantially from our contractual relationship with GCU for the foreseeable future, the risk factors set forth below include risks attributable to GCU operating as a non-profit university, which could materially affect us.

Risks Related to the Transaction

Our business and structure have changed in important ways.

As a result of the Transaction, various aspects of the Company’s operations have changed in important ways. These changes include, but are not limited to, the following:

•

The Company no longer owns and operates a regulated institution of higher education, but instead provides a bundle of services in support of university clients. These services include technology, academic and counseling services and support and marketing for GCU’s students. Technology services include the ongoing improvement and maintenance of educational infrastructure, including online course delivery and management, student records, assessment, customer relations management, and other internal administration systems. Academic services include curriculum and new program development, faculty training and development, technical support, and assistance with state compliance. Counseling services and support include team-based counseling and other support to prospective and current students as well as financial aid processing. Marketing and communications includes brand advertising, marketing to potential students, and other promotional and communication services. The Company will also provide, at least initially, back office services such as accounting, human resources and procurement services. While all of the services that it will provide to GCU under the Master Services Agreement are services that it has always provided internally in support of GCU’s academic operations prior to the transaction, the Company has never operated as a third party service provider regulated by ED until now. As a result, the Company’s failure to adapt its business operations to succeed as a third party service provider could have a material adverse impact on its operations.

•

GCU is a separate non-profit entity under the control of an independent board of trustees, none of whose members have ever served in a management or corporate board role at the Company. GCU’s board of trustees has adopted bylaws and a related conflict of interest policy that, among other things, (i) prevents any trustee of GCU from attending any meeting, or voting on any matter, as to which such trustee has a conflict of interest, (ii) establishes a special committee of independent trustees to oversee on behalf of GCU all matters related to the Master Services Agreement and GCU’s relationship with the Company, and (iii) prohibits any trustee from having any financial interest in, or role with, the Company. Accordingly, the Company’s relationship with New GCU, both pursuant to the Master Services Agreement and operationally, is no longer as owner and operator, but as a third party service provider to an independent customer. While the Company believes that its relationship with GCU will remain strong, GCU’s board of trustees and management will have fiduciary and other duties that will require them to focus on the best interests of GCU and, over time, those interests could diverge from those of the Company.

•

Mr. Brian E. Mueller has served as the Chief Executive Officer of the Company since 2008, the Chairman of the Board of the Company since 2017 and the President of the University since 2012. The Board of Directors of the Company and the board of trustees of GCU have each determined that Mr. Mueller should retain those roles. Accordingly, Mr. Mueller will remain the Chairman of the Board and Chief Executive Officer of the Company and will continue to serve as the President of GCU. As noted above, however, Mr. Mueller will be prohibited from serving on the board of trustees of GCU. Aside from Mr. Mueller, no other employee of GCU or GCE has a dual role in these organizations. A structure has been put in place that prevents Mr. Mueller from participating in negotiations between the Company and GCU, including with respect to the Master Services Agreement. Mr. Mueller has never served in such a dual capacity before, and this may at times adversely affect his ability to devote time, attention, and effort to the Company.

The purchase price for the Transferred Assets in the Transaction was paid in the form of a senior Secured Note, and our ability to realize the negotiated value of the acquired assets is subject to GCU’s performance and its ability to pay amounts due under the Secured Note as they come due.

GCU paid the purchase price for the Transferred Assets by issuing to the Company a Secured Note that is governed by the Credit Agreement between the Company and GCU. The Credit Agreement contains customary commercial credit terms, including affirmative and negative covenants applicable to GCU, and provides that the Secured Note bears interest at an annual rate of 6.0%, has a maturity date of June 30, 2025, and is secured by all of the assets of GCU. The Secured Note provides for GCU to make interest only payments during the term, with all principal and accrued and unpaid interest due at maturity and also provides that the Company will lend additional amounts to GCU to fund GCU-approved capital expenditures during the first three years of the term. Our ability to realize the negotiated value of the acquired assets depends on GCU’s performance and its ability to pay amounts due under the Secured Note as they come due.

If ED does not recertify GCU to continue participating in the Title IV programs, its students would lose their access to Title IV program funds, or it could be recertified but be required to accept significant limitations as a condition of its continued participation in the Title IV programs.

ED certification to participate in Title IV programs lasts a maximum of six years, and institutions are thus required to seek recertification from ED on a regular basis in order to continue their participation in Title IV programs. An institution must also apply for recertification by ED if it undergoes a change in control, as defined by ED regulations, and may be subject to similar review if it expands its operations or educational programs in certain ways. The Transaction constituted a change in control of GCU, and GCU now participates in the Title IV programs on a provisional, month-to-month basis pending ED’s review and approval of the Transaction. There can be no assurance that ED will recertify GCU or that it will not impose conditions or other restrictions on GCU as a condition of granting GCU a provisional certification following its change in control. If ED does not renew or withdraws the certification of GCU to participate in the Title IV programs at any time, its students would no longer be able to receive Title IV program funds. Similarly, ED could renew GCU’s certification, but restrict or delay its students receipt of Title IV funds, limit the students to whom it could disburse funds, or place other restrictions on the university. Any of these outcomes would have a material adverse effect on GCU and on us.

If we are determined to have paid improper incentive compensation to our covered employees, or tuition sharing arrangements are deemed to violate the incentive compensation regulations, our business will be impaired.

An institution that participates in the Title IV programs may not provide any commission, bonus, or other incentive payment based directly or indirectly on success in securing enrollments or financial aid to any person or entity engaged in any student recruitment, admissions, or financial aid awarding activity. Current regulations provide that higher education institutions agree that it will not "provide any commission, bonus, or other incentive payment based in any part, directly or indirectly, upon success in securing enrollments or the award of financial aid, to any person or entity who is engaged in any student recruitment or admission activity, or in making decisions regarding the award of title IV, HEA program funds." Pursuant to this regulation, we are prohibited from offering our covered employees, which are those involved with or responsible for recruiting or admissions activities, any bonus or incentive-based compensation based on the successful recruitment, admission or enrollment of students into a postsecondary institution. We are also precluded from offering our covered employees that work on financial aid matters (if any), any bonus or incentive-based compensation based on the award of financial aid to students enrolled in a postsecondary institution.

In addition, the revised rule initially raised a question as to whether companies like ours, as an entity, are prohibited from entering into tuition revenue-sharing arrangements with university clients. On March 17, 2011, ED issued official agency guidance, known as a "Dear Colleague Letter," or the DCL, providing guidance on this point. The DCL states that "[t]he Department generally views payment based on the amount of tuition generated as an indirect payment of incentive compensation based on success in recruitment and therefore a prohibited basis upon which to measure the value of the services provided" and that "[t]his is true regardless of the manner in which the entity compensates its employees." But the DCL also provides an important exception to the ban on tuition revenue-sharing arrangements between institutions and third parties. According to the DCL, ED does not consider payment based on the amount of tuition generated by an institution to violate the incentive compensation ban if the payment compensates an "unaffiliated third party" that provides a set of "bundled services" that includes recruitment services, such as those we provide. Example 2‑B in the DCL is described as a "possible business model" developed "with the statutory mandate in mind." Example 2‑B describes the following as a possible business model:

"A third party that is not affiliated with the institution it serves and is not affiliated with any other institution that provides educational services, provides bundled services to the institution including marketing, enrollment application assistance, recruitment services, course support for online delivery of courses, the provision of technology, placement services for internships, and student career counseling. The institution may pay the entity an amount based on tuition generated for the institution by the entity’s activities for all the bundled services that are offered and provided collectively, as long as the entity does not make prohibited compensation payments to its employees, and the institution does not pay the entity separately for student recruitment services provided by the entity."

The DCL guidance indicates that an arrangement that complies with Example 2‑B will be deemed to be in compliance with the incentive compensation provisions of the HEA and ED’s regulations. Our business model and contractual arrangements with our university client closely follow Example 2‑B in the DCL. In addition, we assure that none of our "covered employees" is paid any bonus or other incentive compensation in violation of the rule.

Because the bundled services rule was promulgated in the form of agency guidance issued by ED in the form of a DCL and is not codified by statute or regulation, the rule could be altered or removed without prior notice, public comment period or other administrative procedural requirements that accompany formal agency rulemaking. Similarly, a court could invalidate the rule in an action involving our company or our university clients, or in action that does not involve us at all. The revision, removal or invalidation of the bundled services rule by Congress, ED or a court could require us to change our business model.

Risks Related to the Extensive Regulation of Our Industry

Our failure, or our client’s (and potential clients’) failure, to comply with the extensive regulatory requirements governing institutions of higher education could result in financial penalties, restrictions on our operations or growth, or loss of external financial aid funding for our students.

To participate in the Title IV programs, a school must be authorized by the appropriate state post-secondary agency or agencies, be accredited by an accrediting commission recognized by ED, and be certified as an eligible institution by ED. In addition, the operations and programs of our current client, and any future client, are regulated by other state education agencies and additional accrediting commissions. As a result of these requirements, we are subject to extensive regulation from state entities, institutional accrediting commissions, specialized accrediting commissions, and ED. These regulatory requirements cover many of our operations, as well as the operations of our current and future clients. These include regulations related to educational programs, instructional and administrative staff, administrative procedures, marketing, recruiting, financial operations, and financial condition of any client. These regulatory requirements also affect our ability to assist client institutions with adding new educational programs and changing existing educational programs. The agencies that regulate higher education periodically revise their requirements and modify their interpretations of existing requirements. Regulatory requirements are not always precise and clear, and regulatory agencies may sometimes disagree with the way we have (or any client has) interpreted or applied these requirements. Any misinterpretation of regulatory requirements could materially adversely affect us. If we fail, or any client institution fails, to comply with any of these regulatory requirements, we or any client could suffer financial penalties, limitations on our operations, or other sanctions, each of which could materially adversely affect us. In addition, if we or any client are charged with regulatory violations, our reputation could be damaged, which could have a negative impact on our stock price and enrollments at client institutions. ED and other regulators have increased the frequency and severity of their enforcement actions against post-secondary schools. In some cases, these enforcement actions have resulted in material sanctions, loss of Title IV eligibility, or closure in schools. We cannot predict with certainty how all of these regulatory requirements will be applied, or whether we will be able to comply with all of the applicable requirements in the future.

Rulemaking by the ED could materially and adversely affect our business.

Over the past few years, the ED has regularly promulgated new regulations and guidance that impact our clients and our business directly. Indeed, ED recently released a Notice of Proposed Rulemaking related to the Borrower Defense to Repayment regulations, a highly consequential rule that would make it easier for students to extinguish, in whole or in part, their student loans based on whether an institution (or its contractors) makes a statement, act, or omission to a borrower that is false, misleading, or deceptive; made with knowledge of its false, misleading, or deceptive nature or with a reckless disregard for the truth; and directly and clearly related to the making of a Direct Loan for enrollment at the school or the provision of educational services for which the loan was made. ED has not yet published a final rule on this topic but, in light of a recent court action in October 2018, the Borrower Defense to Repayment regulations that were originally published by ED in 2016 are now in effect.  These and other regulations and guidance documents can increase our operating costs and in some cases, change the manner in which we operate our business. In addition, because certain of these regulations have been vacated or blocked as a result of litigation challenging the regulations, there remains substantial uncertainty regarding their present or future effectiveness or enforcement. New or amended regulations in the future, particularly regulations focused on third-party servicers, could further negatively impact our business.

If ED does not recertify a client institution to continue participating in the Title IV programs, the students we assist would lose their access to Title IV program funds, or a client institution could be recertified but required to accept significant limitations as a condition of its continued participation in the Title IV programs.

ED certification to participate in the Title IV programs lasts a maximum of six years, and institutions are thus required to seek recertification from ED on a regular basis in order to continue their participation in the Title IV programs. An institution must also apply for recertification by ED if it undergoes a change in control, as defined by ED regulations, and may be subject to similar review if it expands its operations or educational programs in certain ways.

There can be no assurance that ED will recertify any client institution at that time or that it will not impose conditions or other restrictions on any client institution as a condition of approving any future recertification. If ED does not renew or withdraws certification to participate in the Title IV programs from any client, students at that institution would no longer be able to receive Title IV program funds. Alternatively, ED could renew a client institution’s certification, but restrict or delay students’ receipt of Title IV funds, limit the number of students to whom it can disburse such funds, place other restrictions on the institution, or it could delay recertification after any client’s program participation agreement expires, in which case our client’s certification would continue on a month-to-month basis. Any of these outcomes could have a material adverse effect on our client’s enrollments and us.

In August 2017, our principal client, GCU, received a new program participation agreement with full certification from ED, which gave GCU the ability to participate in the Title IV programs through December 31, 2020. As a result of the Transaction, however, GCU had to file a change in control application. The Department is currently reviewing GCU’s application for a change in control and GCU is waiting for a new program participation agreement and GCU now participates in the Title IV programs on a provisional, month-to-month basis pending ED’s review and approval of the Transaction. We cannot know at this time, if ED will require GCU to post a letter of credit in favor of ED and possibly accept operating restrictions, as a condition on approving the change in control.

A client institution could lose the ability to participate in the Title IV programs if it fails to maintain its institutional accreditation, and our client’s student enrollments could decline if a client institution fails to maintain any of its accreditations or approvals.

An institution must be accredited by an accrediting commission recognized by ED in order to participate in the Title IV programs. Our principal client, GCU has been regionally accredited by the HLC and its predecessor since 1968, most recently obtaining reaccreditation in 2017 for the ten-year period through 2027, and the HLC approved the Transaction in February 2018. Future clients may be accredited by different accrediting bodies that are likely to have standards that are different from those of the HLC. Accrediting bodies review the accredited status of institutions periodically (for example, the HLC reviews institutions every ten years, along with a mid-term report in year four).

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

An institution may lose its eligibility to participate in some or all of the Title IV programs if, for three consecutive years, 30% or more of its students who were required to begin repayment on their student loans in one year default on their payment by the end of the second year. In addition, an institution may lose its eligibility to participate in some or all of the Title IV programs if the default rate of its students exceeds 40% for any single year. While GCU’s cohort default rates have historically been significantly below these levels, we cannot assure you that this will continue to be the case. Increases in interest rates or declines in income or job losses for students could contribute to higher default rates on student loans. In addition, while we will conduct appropriate diligence on new client institutions, we cannot guarantee that all client institutions will have a cohort default rate as low as GCU. Having a client exceed the student loan default rate thresholds and losing eligibility to participate in the Title IV programs would have a material adverse effect on our business, prospects, financial condition, and results of operations. Any future changes in the formula for calculating student loan default rates, economic conditions, or other factors that cause default rates to increase, could materially adversely affect us.

If our client institutions do not meet specific financial responsibility standards established by ED, they may be required to post a letter of credit or accept other limitations in order to continue participating in the Title IV programs, or could lose eligibility to participate in the Title IV programs.

To participate in the Title IV programs, an institution must either satisfy specific quantitative standards of financial responsibility prescribed by ED or post a letter of credit in favor of ED and possibly accept operating restrictions as well. These financial responsibility tests are applied to each institution on an annual basis based on the institution’s audited consolidated financial statements, and may be applied at other times, such as if the institution undergoes a change in control. These tests may also be applied to an institution’s parent company or other related entity. The operating restrictions that may be placed on an institution that does not meet the quantitative standards of financial responsibility include being transferred from the advance payment method of receiving Title IV program funds to either the reimbursement or the heightened cash monitoring system, which could result in a significant delay in the institution’s receipt of those funds. As a service provider, we are not directly subject to this regulation. However, if ED were to determine that a client institution did not meet the financial responsibility standards due to a failure to meet the composite score or other financial responsibility factors, ED could impose a range of sanctions on the institution, such as requiring the institution to post a letter of credit, accept provisional certification (which would hamper the ability of the institution to add new programs), comply with additional ED monitoring requirements, agree to receive Title IV program funds under an arrangement other than ED’s standard advance funding arrangement, such as the reimbursement system of payment or heightened cash monitoring, and to comply with or accept other limitations on the ability to increase the number of programs offered by our client institutions or the number of students they enroll, any of which sanctions could have an adverse impact on our business. Our principal client, GCU, will receive its first composite score following the Transaction with respect to its fiscal year ending June 30, 2019, which score must be provided to ED by March 31, 2020.  At this time, we cannot predict if GCU’s composite score will exceed 1.5 or if ED would impose any sanctions on GCU if its composite score is below 1.5.  If any such sanctions were imposed, it could have a negative impact on our ability to conduct our business.

If our client institutions do not comply with ED’s administrative capability standards, we could suffer harm.

To continue participating in the Title IV programs, an institution must demonstrate to ED that the institution is capable of adequately administering the Title IV programs under specific standards prescribed by ED. These administrative capability criteria require, among other things, the institution to have an adequate number of qualified personnel to administer the Title IV programs, have adequate procedures for disbursing and safeguarding Title IV funds and for maintaining records, submit all required reports and consolidated financial statements in a timely manner, and not have significant problems that affect the institution’s ability to administer the Title IV programs. As a service provider, we assist our clients with some facets of these areas. As such, we must be mindful of, and compliant with, the administrative capability requirements. If our client institutions fail to satisfy any of these criteria, ED may assess financial penalties against such institutions, restrict the manner in which those institutions receive Title IV funds, require them to post a letter of credit, place them on provisional certification status, or limit or terminate participation in the Title IV programs, any of which could materially adversely affect us. As a third-party servicer, if we are the cause of the administrative deficiency, we may also face monetary sanctions and actions to limit, suspend, or terminate our ability to offer those and other services to institutions of higher education.

A finding that we violated ED’s substantial misrepresentation regulation could materially and adversely affect our business.

The HEA prohibits an institution that participates in Title IV programs from engaging in “substantial misrepresentation” of the nature of its educational program, its financial charges, or the employability of its graduates. Under these rules, a misrepresentation is any statement made by the institution or a third party that provides educational programs, marketing, advertising, recruiting, or admissions services to the institution that is false, erroneous or has the likelihood or tendency to deceive or confuse. A substantial misrepresentation is any misrepresentation on which the person to whom it was made could reasonably be expected to rely, or has reasonably relied, to that person’s detriment. The regulation also covers statements made by any representative of an institution, including agents, employees and subcontractors, and statements made directly or indirectly to any third party, including state agencies, government officials or the public, and not just to students or prospective students. Considering the breadth of the definition of

“substantial misrepresentation,” it is possible that despite our efforts to prevent such misrepresentations, our employees or contractors  may make statements that could be construed as substantial misrepresentations for which our current and any future clients would be held responsible by ED. We and our employees and subcontractors, as agents of our university clients, must use a high degree of care to comply with such rules and are prohibited by contract from making any false, erroneous or misleading statements about our university clients. To avoid an issue under the misrepresentation rule and similar rules, we assure that all marketing materials are approved in advance by our university clients before they are used by our employees and we carefully monitor our employees and subcontractors conversations with students and prospective students.

Despite our best efforts, we may face complaints from our clients’ students and prospective students over statements made by us and our agents throughout the conduct of all our services which would expose our clients, and derivatively us, to increased risk of enforcement action and applicable sanctions or other penalties and increased risk of private qui tam actions under the Federal False Claims Act. Also, if ED determines that an institution (including its contractors) has engaged in substantial misrepresentation, ED may revoke an institution’s program participation agreement, impose limitations on the institution’s participation in Title IV programs, deny applications from the institution for approval of new programs or locations or other matters, or initiate proceedings to fine the institution or limit, suspend, or terminate its eligibility to participate in Title IV programs. Similar rules apply under state laws or are incorporated in institutional accreditation standards and the FTC applies similar rules prohibiting any unfair or deceptive marketing practices to the education sector. If ED or other regulator determines that statements made by us or on our client’s behalf are in violation of the regulations, we could be subject to sanctions and other liability, which could have a material adverse effect on our business.

To the extent we are performing return to Title IV calculations for our client institutions, we are subject to sanctions if we fail to correctly calculate and timely return Title IV program funds for students who withdraw before completing their educational program.

A school participating in the Title IV programs must calculate the amount of unearned Title IV program funds that it has disbursed to students who withdraw from their educational programs before completing such programs and must return those unearned funds to the appropriate lender or ED in a timely manner, generally within 45 days of the date the school determines that the student has withdrawn. To the extent our services for a client include conducting returns to Title IV, as they do with our principal client, GCU, we would likely be jointly and severally liable to ED, along with the relevant client, for return of those funds. Further, we could be fined or otherwise sanctioned by ED, which could increase our cost of regulatory compliance and materially adversely affect us. Further, a failure to comply with these regulatory requirements could result in termination of our ability to continue providing these services to other client institutions, which would materially affect us.

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

Any action by Congress that significantly reduces Title IV program funding, whether through across-the-board funding reductions, sequestration or otherwise, or materially impacts the eligibility of our client institutions or students to participate in Title IV programs would have a material adverse effect on our client institutions enrollment, financial condition, results of operations and cash flows. Congressional action could also require us to modify our practices in ways that could increase our administrative costs and reduce our operating income, which could have a material adverse effect on our financial condition, results of operations and cash flows.

We cannot offer new programs for our clients or expand client operations into certain states if such actions are not timely approved by the applicable regulatory agencies, and our clients may have to repay Title IV funds disbursed to students enrolled in any such programs, schools, or states if they do not obtain prior approval.

Our expansion efforts include developing new educational programs for our clients. If our client institutions are unable to obtain the necessary approvals for such new programs or operations, or if our client institutions are unable to obtain such approvals in a timely manner, our ability to consummate the planned actions and the ability of our client institutions to provide Title IV funds to any affected students would be impaired, which could have a material adverse effect on our expansion plans. In addition, if we were to determine erroneously that a new program did not need approval or that we had all required approvals, our clients could be liable for repayment of the Title IV program funds provided to students in that program or at that location.  GCU, because it is currently certified to participate in the Title IV programs on a provisional, month-to-month basis, is required to obtain ED approval for new programs, which required could impede GCU’s ability to introduce new programs and slow its growth.

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

State regulatory requirements for online education have historically varied among the states. To address this issue and to meet new ED requirements many schools have applied and have been approved to be an approved institutional participant in the State Authorization Reciprocity Agreement (“SARA”). SARA is an agreement among member states, districts and territories that establishes comparable national standards for interstate offering of post-secondary distance education courses and programs. It is intended to make it easier for students to take online courses offered by post-secondary institutions based in another state. SARA is overseen by a national council (NC-SARA) and administered by four regional education compacts, for which Arizona, the state in which our principal client, GCU, is located is a W-SARA member. There is a yearly renewal for participating in NC-SARA and AZ-SARA and institutions must agree to meet certain requirements to participate. As of June 30, 2018, all states other than California are members of SARA.

Any state that does not participate in SARA may impose regulatory requirements on out-of-state post-secondary institutions operating within their boundaries, such as those having a physical facility or conducting certain academic activities within the state. GCU, for example, enrolls students in all 50 states and the District of Columbia. Although it is currently licensed, authorized, in-process, or exempt in all non-SARA jurisdictions in which it operates, if GCU fails to comply with state licensing or authorization requirements for a state, or fails to obtain licenses or authorizations when required, it could lose its state license or authorization by that state or be subject to other sanctions, including restrictions on its activities in, and fines and penalties imposed by, that state, as well as fines, penalties, and sanctions imposed by ED. The loss of licensure or authorization in any non-SARA state by a client institution could prohibit us from recruiting prospective students or offering services to current students in that state, which could significantly reduce our client’s enrollments.

Laws, regulations, or interpretations related to doing business over the Internet could also increase our cost of doing business and affect our ability to recruit students in particular states, which could, in turn, negatively affect enrollments and revenues and have a material adverse effect on our business.

Additionally, regulatory agencies may sometimes disagree with the way we have interpreted or applied these requirements. Any misinterpretation by us of these regulatory requirements or adverse changes in regulations or interpretations thereof by regulators could materially adversely affect us. If a client institution fails to comply with state licensing or authorization requirements for a state in which it operates, or fails to obtain licenses or authorizations when required, it could lose its state licensure or authorization by that state or be subject to other sanctions, including restrictions on its activities in, and fines and penalties imposed by, that state, as well as fines, penalties, and sanctions imposed by ED. The loss of licensure or authorization in a state other than a state in which a client institution is physically located could prohibit us from recruiting prospective students or assisting with offering educational services to current students in that state, which could significantly reduce enrollments.

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

A “Third-party servicer” is any person or entity used by “any eligible institution of higher education to administer, through either manual or automated processing, any aspect of such institution’s student assistance programs.”  Third party servicers have a number of requirements. For example, they must conduct and submit to ED compliance audits under 34 C.F.R. § 668.23. In addition, they must comply with the requirements of 34 C.F.R. § 668.25, which requires third-party servicers, in their contracts with institutions, to be contractually obligated to, among other things:

•

Comply with all statutory provisions of or applicable to Title IV of the HEA, including the requirement to use any funds that the servicer administers under any Title IV, HEA program and any interest or other earnings thereon solely for the purposes specified in and in accordance with that program;

•

Refer to the Office of Inspector General of ED for investigation any information indicating there is reasonable cause to believe that the institution might have engaged in fraud or other criminal misconduct in connection with the institution’s administration of any Title IV, HEA program or an applicant for Title IV, HEA program assistance might have engaged in fraud or other criminal misconduct in connection with his or her application; and

•

Be jointly and severally liable with the institution to the Secretary for any violation by the servicer of any statutory provision of or applicable to Title IV of the HEA, any regulatory provision prescribed under that statutory authority, and any applicable special arrangement, agreement, or limitation entered into under the authority of statutes applicable to Title IV of the HEA.

We are also subject to a number of data security and privacy regulations given our role as a third-party servicer.  To the extent we continue to provide third party servicer functions, we will be subject to these requirements, the compliance with which can materially impact our business model.

Proposed legislation, additional rulemaking or additional examinations from U.S. Congress may impact general public perception of the industry in a negative manner resulting in a material and adverse impact on our business.

The process of re-authorization of the Higher Education Act (“HEA”) began in 2014 and is ongoing.  Congressional hearings began in 2013 and will continue to be scheduled by the U.S. Senate Committee on Health, Education, Labor and Pensions, the U.S. House of Representatives Committee on Education and the Workforce and other Congressional committees regarding various aspects of the education industry, including accreditation matters, student debt, student recruiting, cost of tuition, distance learning, competency-based learning, student success and outcomes and other matters.

Criticisms of the overall student lending and post-secondary education sectors may impact general public perceptions of educational institutions, including our client institutions and us, in a negative manner. Adverse media coverage regarding educational institutions – whether or not a client – or regarding third party services such as us directly could damage our reputation. The environment surrounding access to and the costs of student loans remains in a state of flux. The uncertainty surrounding these issues, and any resolution of these issues that increases loan costs or reduces students’ access to Title IV loans or to student extended payment plans, could reduce student demand for educational programs which would adversely impact our revenues and operating profit or result in increased regulatory scrutiny.

The increased scrutiny and results-based accountability initiatives in the education sector, as well as ongoing policy differences in Congress regarding spending levels, could lead to significant changes in connection with the reauthorization of the HEA or otherwise.  These changes may place additional regulatory burdens on postsecondary schools generally, and specific initiatives may be targeted at or have an impact upon companies like us that provide services to institutions of higher education.  The adoption of any laws or regulations that limit our ability to provide our bundled services to our university clients could compromise our ability to drive revenue through their programs or make our platform less attractive to them.  Congress could also enact laws or regulations that require us to modify our practices in ways that could increase our costs.

Risks Related to Our Business

A large percentage of our revenue is attributable to our contractual relationship as a service provider to GCU, and the loss of, or a decline in enrollment in, GCU programs could significantly reduce our revenue and impact our overall financial performance.

We expect the programs of GCU to account for a large percentage of our revenue for the foreseeable future. Any decline in reputation or changes in policies of GCU could adversely affect its student enrollment and its overall financial and operating results, which could materially impact us. Furthermore, GCU has the right to terminate the Master Services Agreement early after the later of seven (7) years or the payment in full of the Secured Note and, upon the expiration of the Management Services Agreement, GCU is not required to continue using us as the provider of the services set forth thereunder. If GCU were to terminate or not renew its relationship with us, or if certain of the programs with GCU pursuant to the Master Services Agreement were to materially underperform for any reason, it could negatively affect our reputation, revenue and future operating results.

We may not realize the anticipated benefits of our acquisition of Orbis Education.

Our acquisition of Orbis Education, which was completed on January 22, 2019 (the “Acquisition”) is the first acquisition by GCE.

We may not realize the anticipated benefits of the Acquisition, including potential operating synergies or sales or growth opportunities, to the extent or in the time frame anticipated. The anticipated benefits and synergies of the Acquisition are based on assumptions and current expectations, not actual experience, and assume our efforts do not have unforeseen or unintended consequences. In addition, our ability to realize the benefits and synergies of the Acquisition could be adversely impacted to the extent that relationships with existing or potential university customers are adversely affected as a consequence of the Merger.

We may have difficulty integrating future acquisitions, which would reduce the anticipated benefits of those transactions and the Acquisition.

In addition to the Acquisition, we intend to continually evaluate potential acquisitions of complementary businesses, products, services and technologies, including those that are significant in size and scope. The risks we commonly encounter in acquisitions include:

•

if, in addition to the indebtedness incurred in connection with the Acquisition, we incur significant debt to finance a future acquisition and our business does not perform as expected, we may have difficulty complying with debt covenants;

•	we may be unable to make a future acquisition which is in our best interest due to the indebtedness incurred in connection with the Acquisition;
•	if we use our stock to make a future acquisition, it will dilute existing stockholders;
•	we may have difficulty assimilating the operations and personnel of any acquired company;
•	the challenge and additional investment involved with integrating new products, services and technologies into our sales and marketing process;
•	our ongoing business may be disrupted by transition and integration issues;
•

the costs and complexity of integrating the internal information technology infrastructure of each acquired business with ours may be greater than expected and may require additional capital investments;

•	we may be unable to achieve the financial and strategic goals for any acquired businesses;
•	we may have difficulty in maintaining controls, procedures and policies during the transition and integration period following a future acquisition;
•	our relationships with existing clients could be adversely affected; and
•	as successor we may be subject to certain liabilities of our acquisition targets.

Our failure to effectively integrate any future acquisition would adversely affect the benefit of such transaction, including potential synergies or sales growth opportunities, in the time frame anticipated.

Our success depends, in part, on the effectiveness of our marketing and advertising programs in recruiting new students.

Building awareness of GCU and any other client institution, and the programs they offer, is critical to our ability to attract prospective students. It is also critical to our success that we convert prospective students to enrolled students in a cost-effective manner and that these enrolled students remain active in the programs of our client institutions. Some of the factors that could prevent us from successfully recruiting, enrolling, and retaining students in those programs include:

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

Our failure to keep pace with changing market needs and technology could harm our ability to meet the needs of our client institutions.

We have invested significant resources to develop and implement features that enhance the online classroom experience, such as delivering course content through streaming video, simulations, and other interactive enhancements as well as technology to meet the back-office support needs of our client institutions’ students. Our information technology systems and tools could become impaired or obsolete due to our action or failure to act. For instance, we could install new information technology without accurately assessing its costs or benefits, or we could experience delayed or ineffective implementation of new information technology. We could fail to respond in a timely manner for future technological developments in our industry. Should our actions or failure to act impair or render our information technology less effective, this could have a material adverse effect on our business, financial condition, results of operations and cash flows.

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

Our primary competitors include 2U, EmbanetCompass (owned by Pearson), and Wiley Education Services. There are also several new and existing vendors providing some or all of the services we provide to other segments of the education market, and these vendors may pursue the institutions we target. In addition, colleges and universities may choose to continue using or to develop their own online learning solutions in-house, rather than pay for our solutions.

Increased competition may result in changes in the revenue share percentage we are able to negotiate to receive from a client. The competitive landscape may also result in longer and more complex sales cycles with a prospective client, which would negatively affect our ability to add additional clients and thus our ability to grow our business beyond our initial client.

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

We have developed and own, or are licensed to use, intellectual property that is or will be the subject of copyright, trademark, service mark, patent, trade secret, or other protections. This intellectual property includes but is not limited to technology, courseware materials and business know-how and internal processes and procedures developed to respond to the requirements of operating a post-secondary educational institution with a significant online campus and to comply with the rules and regulations of various education regulatory agencies. We rely on a combination of copyrights, trademarks, service marks, trade secrets, domain names, and agreements to protect our intellectual property. Protecting intellectual property rights can be difficult, particularly as it relates to the development by competitors of competing content delivery and related technologies, and unauthorized third parties may attempt to duplicate or copy the proprietary aspects of our systems and seek to offer competing services to those offered by us. We cannot assure you that protective measures taken by us will be adequate or that we have secured, or will be able to secure, appropriate protections for all of our proprietary rights in the United States, or that third parties will not infringe upon or violate our proprietary rights. We may from time to time encounter disputes over rights and obligations concerning intellectual property and may not always prevail in these disputes. Any such intellectual property claim could subject us to costly litigation and impose a significant strain on financial resources and management personnel regardless of whether such claim has merit.

Our credit agreement may restrict our operations and our ability to complete certain transactions.

Our credit agreement imposes certain operating restrictions on us, including limitations on our ability to incur additional debt or make certain investments, and requires us to maintain compliance with certain applicable regulatory standards. In addition, the credit agreement requires us to maintain a maximum leverage ratio, a minimum fixed charge coverage ratio and a minimum tangible net worth, in each case as such terms are defined in the credit agreement. We cannot assure you that these covenants will not adversely affect our ability to finance our future operations or capital needs or to pursue available business opportunities. A breach of any of these covenants or our inability to maintain the required financial ratios could result in a default in respect of the related indebtedness. If a default occurs, the affected lenders could elect to declare the indebtedness, together with accrued interest and other fees, to be immediately due and payable.

Risks Related to Our Business Technology Infrastructure

We are subject to laws and regulations as a result of our collection and use of personal information, and any violations of such laws or regulations, or any breach, theft, or loss of such information, could adversely affect our reputation and operations.

Possession and use of personal information in our operations subjects us to risks and costs that could harm our business. We collect, use, and retain large amounts of personal information regarding our principal client’s applicants and students, including social security numbers, tax return information, personal and family financial data, and credit card numbers. We also collect and maintain personal information of our employees in the ordinary course of our business. Our services can be accessed globally through the Internet. Therefore, we may be subject to the application of national privacy laws in countries outside the U.S. from which applicants and students access our services. Such privacy laws could impose conditions that limit the way we market and provide our services.

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

Due to the sensitive nature of the personal information stored on our servers, our networks may be targeted by hackers seeking to access this data. A user who circumvents security measures could misappropriate sensitive information or cause interruptions or malfunctions in our operations. Although we use security and business controls to limit access and use of personal information, a third party may be able to circumvent those security and business controls, which could result in a breach of student or employee privacy. In addition, errors in the storage, use, or transmission of personal information could result in a breach of privacy for current or prospective students or employees. Possession and use of personal information in our operations also subjects us to legislative and regulatory burdens that could require us to implement certain policies and procedures, such as the procedures we adopted to comply with the Red Flags Rule that was promulgated by the FTC under the federal Fair Credit Reporting Act and that requires the establishment of guidelines and policies regarding identity theft related to student credit accounts, and could require us to make certain notifications of data breaches and restrict our use of personal information. A violation of any laws or regulations relating to the collection or use of personal information could result in the imposition of fines against us. As a result, we may be required to expend significant resources to protect against the threat of these security breaches or to alleviate problems caused by these breaches. A major breach, theft, or loss of personal information regarding our client’s students and their families or our employees that is held by us or our vendors, or a violation of laws or regulations relating to the same, could have a material adverse effect on our reputation and result in further regulation and oversight by federal and state authorities and increased costs of compliance.

We are required to comply with The Family Educational Rights and Privacy Act, or FERPA, and failure to do so could harm our reputation and negatively affect our business.

FERPA generally prohibits an institution of higher education participating in Title IV programs from disclosing personally identifiable information from a student’s education records without the student’s consent.  Our university clients and their students disclose to us certain information that originates from or comprises a student education record under FERPA.  As an entity that provides services to institutions participating in Title IV programs, we are indirectly subject to FERPA, and we may not transfer or otherwise disclose any personally identifiable information from a student record to another party other than in a manner permitted under the statute.  If we violate FERPA, it could result in a material breach of contract with one or more of our university clients and could harm our reputation.  Further, in the event that we disclose student information in violation of FERPA, the DOE could require a university client to suspend our access to their student information for at least five years.

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

Anti-takeover provisions of our certificate of incorporation, bylaws, the Delaware General Corporation Law, or DGCL, and regulations of state and federal education agencies could diminish the opportunity for stockholders to participate in acquisition proposals at a price above the then-current market price of our common stock. For example, while we have no present plans to issue any preferred stock, our Board of Directors, without further stockholder approval, may issue shares of undesignated preferred stock and fix the powers, preferences, rights, and limitations of such class or series, which could adversely affect the voting power of your shares. In addition, our bylaws provide for an advance notice procedure for nomination of candidates to our Board of Directors that could have the effect of delaying, deterring, or preventing a change in control. Further, as a Delaware corporation, we are subject to provisions of the DGCL regarding “business combinations,” which can deter attempted takeovers in certain situations. The approval requirements of ED, our regional accrediting commission, and state post-secondary, licensure, and certification agencies for a change in control transaction could also delay, deter, or prevent a transaction that would result in a change in control. We may, in the future, consider adopting additional anti-takeover measures. The authority of our Board of Directors to issue undesignated preferred or other capital stock and the anti-takeover provisions of the DGCL, as well as other current and any future anti-takeover measures adopted by us, may, in certain circumstances, delay, deter, or prevent takeover attempts and other changes in control of the company not approved by our Board of Directors.

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

If we fail to maintain proper and effective internal controls, our ability to produce accurate financial statements on a timely basis could be impaired.

We are subject to the reporting requirements of the Securities Exchange Act of 1934, the Sarbanes-Oxley Act and the rules and regulations of The Nasdaq Global Select Market. The Sarbanes-Oxley Act requires, among other things, that we maintain effective disclosure controls and procedures and internal control over financial reporting. We are required to perform system and process evaluation and testing of our internal control over financial reporting to allow management to report on the effectiveness of our internal control over financial reporting in our Form 10‑K filing for that year, as required by Section 404 of the Sarbanes-Oxley Act. This may require us to incur substantial additional professional fees and internal costs to further expand our accounting and finance functions and expend significant management efforts. If we are not able to comply with the requirements of Section 404 of the Sarbanes-Oxley Act in a timely manner, or if we are unable to maintain proper and effective internal controls, we may not be able to produce timely and accurate financial statements. If that were to happen, the market price of our stock could decline and we could be subject to sanctions or investigations by the stock exchange on which our common stock is listed, the Securities and Exchange Commission, or SEC, or other regulatory authorities.

Because we do not anticipate paying any cash dividends on our common stock in the foreseeable future, capital appreciation, if any, will be your sole source of gains and you may never receive a return on your investment.

You should not rely on an investment in our common stock to provide dividend income. We have not declared or paid cash dividends on our common stock to date. We currently intend to retain our future earnings, if any, to fund the development and growth of our business. In addition, the terms of our existing credit facility preclude, and the terms of any future debt agreements is likely to similarly preclude, us from paying dividends. As a result, capital appreciation, if any, of our common stock will be your sole source of gain for the foreseeable future. Investors seeking cash dividends should not purchase our common stock

Item 1B.        Unresolved Staff Comments

None.

Item 2.          Properties

Prior to the Transaction on July 1, 2018, the Company owned and operated the ground campus, which is located on over 275 acres in the center of the Phoenix, Arizona metropolitan area, near downtown Phoenix. The on-campus facilities consisted of 10 classroom buildings and lecture halls, 21 residence halls, 6 parking garages, a 300‑seat theater, a 29,000 square foot newly renovated library, a 55,000 square foot recreation center that has state of the art training facilities for our over 400 student-athletes and students, a 140,000 square foot/ 7,500 seat basketball and entertainment arena, a stadium that hosts NCAA men’s and women’s soccer as well as several club sports programs and newly renovated baseball and softball stadiums.  Additionally, the Company operated the off-campus Grand Canyon University Championship Golf Course and the Grand Canyon University Hotel.

After the Transaction on July 1, 2018, the Company retained a four story 325,000 square foot administrative building, which includes office space for approximately 2,700 employees, and a  parking garage in close proximity to GCU’s ground campus. We constructed GCE’s retained facilities in 2016 and every aspect of the design was intended to maximize energy efficiency and minimize environmental impact.  Lighting load and related electricity usage is a major environmental drain for most office buildings and this is especially true in Arizona.  The Company’s office building is orientated with north/south exposure in order to minimize direct sun, and exterior courtyards were arranged to ensure summer shade thus creating outdoor areas that can be used throughout the year.  The design also utilized significant window glazing to allow for daylighting thus reducing the need for supplemental electrical lighting.  As a result, the building is designed to use just .41 watts per square foot of electrical energy for lighting, which is half of what a typical environmentally efficient building uses.  Water usage is another environmental factor for office space that is magnified by the Arizona sun.  The Company’s office building utilizes a rooftop rain water collection system for irrigating the landscaping below, which reduces water consumption.  Additional environment-friendly design features include low VOC paints, use of recycled building materials, interior and exterior LED light bulbs, and implementation of an energy-

efficient VRF mechanical system.  Overall, the Company’s office building is 60% more energy efficient than a standard office building.

In addition to its owned facilities, the Company leases four office locations in California. The Company may add additional space in Arizona and in other states in the southwest U.S. to accommodate our growth plans in 2019 and beyond.  The Company works to maximize energy efficiency and minimize environmental impact in operating its leased facilities just as it does with its owned properties.

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

Holders

As of December 31, 2018, there were approximately 121 registered holders of record of common stock. A substantially greater number of holders of common stock are “street name” or beneficial holders, whose shares are held of record by banks, brokers and other financial institutions.

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

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

Our Board of Directors has authorized us to repurchase up to $175.0 million in aggregate of our common stock, from time to time, depending on market conditions and other considerations. The current expiration date on the repurchase authorization by our Board of Directors is December 31, 2019. Repurchases occur at our discretion. Repurchases may be made in the open market or in privately negotiated transactions, pursuant to the applicable Securities and Exchange Commission rules. The amount and timing of future share repurchases, if any, will be made as market and business conditions warrant. Since the approval of our share repurchase plan, we have purchased 3.6 million shares of common stock at an aggregate cost of $86.9 million, which are recorded at cost in the accompanying December 31, 2018 consolidated balance sheet and statement of stockholders’ equity. At December 31, 2018, there remained $88.1 million available under our current share repurchase authorization. During the fourth quarter and the year ended December 31, 2018, GCE repurchased 52,784 and 91,202 shares of common stock, respectively, at an aggregate cost of $5.5 million and $9.6 million, respectively.

The following table sets forth our share repurchases of common stock and our share repurchases in lieu of taxes, which are not included in the repurchase plan totals as they were effected in conjunction with the vesting of restricted share awards, during each period in the fourth quarter of fiscal 2018:

			Total Number of	Maximum Dollar
			Shares Purchased as	Value of Shares
		Average	Part of Publicly	That May Yet Be
	Total Number of	Price Paid	Announced	Purchased Under
Period	Shares Purchased	Per Share	Program	the Program
Share Repurchases
October 1, 2018 – October 31, 2018	—	$—	—	$93,600,000
November 1, 2018 – November 30, 2018	12,300	$117.24	12,300	$92,100,000
December 1, 2018 – December 31, 2018	40,484	$99.51	40,484	$88,100,000
Total	52,784	$103.64	52,784	$88,100,000
Tax Withholdings
October 1, 2018 – October 31, 2018	—	$—	—	$—
November 1, 2018 – November 30, 2018	—	$—	—	$—
December 1, 2018 – December 31, 2018	—	$—	—	$—
Total	—	$—	—	$—

GCE Stock Performance

The following graph compares the cumulative total return of our common stock with the cumulative total returns of the S&P 500 Index and our education services peer group of nine companies that includes: 2U, Inc., Wiley Education Services, Pearson plc., CHEGG, Inc., Instructure Inc., Pluralsight Inc., Laureate Education, Inc., Strategic Education, Inc., and Adtalum Global Education, Inc. The graph also includes for the required transition year, our 2017 selected education peer group of three companies that includes: American Public Education, Inc., Strategic Education, Inc. and Bridgepoint Education, Inc. This chart assumes that an investment of $100 was made in our common stock, in the index, and in the peer group on December 31, 2013 and that all dividends paid by us and such companies were reinvested, and tracks the relative performance of such investments through December 31, 2018.

	12/13	12/14	12/15	12/16	12/17	12/18
Grand Canyon Education, Inc.	100.00	107.02	92.02	134.06	205.34	220.50
S&P 500	100.00	113.69	115.26	129.05	157.22	150.33
2017 Peer Group	100.00	101.61	68.54	91.39	93.17	110.29
2018 Peer Group	100.00	95.49	63.68	68.60	87.82	96.90

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

Item 6.       Selected Consolidated Financial and Other Data

The following selected consolidated financial and other data should be read in conjunction with Item 8, Consolidated Financial Statements and Supplementary Data, and Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, to fully understand the information presented below. The selected consolidated income statement data and other data, excluding period end enrollment, for the years ended December 31,

2018, 2017, and 2016, and the selected consolidated balance sheet data as of December 31, 2018, and 2017, have been derived from our audited consolidated financial statements for such years, which are included herein. The selected consolidated income statement data and other data, excluding period end enrollment, for the years ended December 31, 2015 and 2014, and the selected consolidated balance sheet data as of December 31, 2016, 2015, and 2014, have been derived from our audited consolidated financial statements for such years, which are not included herein. Our historical results are not necessarily indicative of our results for any future period.

	Year Ended December 31,
	2018	2017	2016	2015	2014
	(In thousands, except per share data)
Income Statement Data:
Service revenue	$333,002	$—	$—	$—	$—
University related revenue	512,499	974,134	873,344	778,200	691,055
Net revenue	845,501	974,134	873,344	778,200	691,055
Costs and expenses:
Technology and academic services(1)	43,574	41,834	39,101	36,648	33,802
Counseling services and support(1)	204,690	188,595	175,045	164,746	156,385
Marketing and communication(1)	117,420	109,092	98,592	84,773	73,575
General and administrative(1)	29,968	27,157	28,079	26,707	25,254
University related expenses(1)	173,330	324,140	294,188	253,263	221,065
Loss on Transaction	18,370	562	1,136	1,702	159
Total costs and expenses	587,352	691,380	636,141	567,839	510,240
Operating income	258,149	282,754	237,203	210,361	180,815
Interest income on Secured Note	26,947	—	—	—	—
Interest expense	(1,536)	(2,169)	(1,328)	(1,248)	(1,801)
Investment interest and other	3,440	2,943	249	(106)	684
Income before income taxes	287,000	283,528	236,124	209,007	179,698
Income tax expense	57,989	80,209	87,610	77,596	68,232
Net income	$229,011	$203,319	$148,514	$131,411	$111,466
Earnings per common share
Basic	$4.81	$4.31	$3.22	$2.86	$2.45
Diluted	$4.73	$4.22	$3.15	$2.78	$2.37
Shares used in computing earnings per common share
Basic	47,608	47,140	46,083	45,975	45,538
Diluted	48,414	48,235	47,121	47,281	47,006
Other Data:
Capital expenditures	$94,857	$123,954	$239,019	$218,301	$168,646
Depreciation and amortization	$35,673	$54,228	$45,683	$35,379	$29,473
Adjusted EBITDA(2)	$274,052	$245,122	$209,358	$177,235	$148,059
Period end enrollment(3)	97,369	90,297	81,908	74,506	67,806
Balance Sheet Data:
Cash and cash equivalents, and investments	$120,346	$242,745	$108,572	$106,400	$166,022
Restricted cash, cash equivalents and investments	$61,667	$94,534	$84,931	$75,384	$67,840
Secured Note receivable	$900,093	$—	$—	$—	$—
Total assets(4)	$1,324,017	$1,303,573	$1,092,493	$891,982	$749,564
Notes payable (including short-term)	$59,905	$66,616	$98,252	$79,877	$86,493
Total stockholders’ equity	$1,213,597	$985,951	$773,686	$610,251	$476,232

(1)

During the third quarter of 2018, the Company made changes in its presentation of operating expenses and reclassified prior periods to conform to the current presentation. This change is more fully described in Note 3 – Summary of Significant Accounting Policies to our Consolidated Financial Statements that are included in Item 8, Consolidated Financial Statements and Supplementary Data. All years in the five (5) year table were reclassified to conform to the current presentation.

(2)

Adjusted EBITDA is a non-GAAP financial measure that we define as net income plus interest expense, less interest income and other gain (loss) recognized on investments, plus income tax expense, plus depreciation and amortization (but excluding depreciation and amortization included in university related expenses) (EBITDA), as adjusted for (i) contributions to private Arizona school tuition organizations in lieu of the payment of state income taxes; (ii) loss on the Transaction; (iii) university related expenses; (iv) share-based compensation, (v) the revenue share rate on the Master Services Agreement, and (vi) one-time, unusual charges or gains, such as litigation and regulatory reserves, impairment charges and asset write-offs, and exit or lease termination costs. We have reclassified depreciation and amortization related to university assets and share-based compensation for former GCE employees that now work for GCU to university related expenses to provide comparability between periods.

(3)	Enrollment represents individual students who attended a course during the last two months of the calendar quarter.
(4)

During the first quarter of 2016, GCE made changes in its presentation of deferred tax assets and liabilities to comply with a new accounting standard. Accordingly, we reclassified the current deferred taxes to net against noncurrent deferred tax liabilities for all prior periods to conform to the current presentation.

We present Adjusted EBITDA, a non-GAAP financial measure, because we consider it to be an important supplemental measure of our operating performance. We also make certain compensation decisions based, in part, on our operating performance, as measured by Adjusted EBITDA, and our credit agreement requires us to comply with covenants that include performance metrics substantially similar to Adjusted EBITDA. All of the adjustments made in our calculation of Adjusted EBITDA are adjustments to items that management does not consider to be reflective of our core operating performance. Management considers our core operating performance to be that which can be affected by our managers in any particular period through their management of the resources that affect our underlying revenue and profit generating operations during that period and does not consider the items for which we make adjustments (as listed above) to be reflective of our core performance.

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

In evaluating Adjusted EBITDA, investors should be aware that in the future we may incur expenses similar to the adjustments described above. Our presentation of Adjusted EBITDA should not be construed as an inference that our future results will be unaffected by expenses that are unusual, non-routine, or non-recurring. Adjusted EBITDA has limitations as an analytical tool in that, among other things, it does not reflect:

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

In addition, other companies, including other companies in our industry, may calculate these measures differently than we do, limiting the usefulness of Adjusted EBITDA as a comparative measure. Because of these limitations, Adjusted EBITDA should not be considered as a substitute for net income, operating income, or any other performance measure derived in accordance with GAAP, or as an alternative to cash flow from operating activities or as a measure of our liquidity. We compensate for these limitations by relying primarily on our GAAP results and use Adjusted EBITDA only as a supplemental performance measure. For more information, see our consolidated financial statements and the notes to those consolidated financial statements included elsewhere in this Annual Report on Form 10‑K.

The following table reconciles Adjusted EBITDA to net income for the periods indicated:

	Year Ended December 31,
	2018	2017	2016	2015	2014
Net income	$229,011	$203,319	$148,514	$131,411	$111,466
Plus: interest expense	1,536	2,169	1,328	1,248	1,801
Less: interest income on Secured Note	(26,947)	—	—	—	—
Less: investment interest and other	(3,440)	(2,943)	(249)	106	(684)
Plus: income tax expense	57,989	80,209	87,610	77,596	68,232
Plus: depreciation and amortization(a)	15,571	15,612	12,510	11,479	11,502
EBITDA, excluding university related depreciation and amortization	273,720	298,366	249,713	221,840	192,317
Plus: contributions in lieu of state income taxes(b)	3,718	2,025	4,000	2,750	2,750
Plus: loss on Transaction(c)	18,370	562	1,136	1,702	159
Plus: university related expenses(d)	173,330	324,140	294,188	253,263	221,065
Less: 40% of university related revenue(e)	(205,000)	(389,654)	(349,338)	(311,280)	(276,422)
Plus: share-based compensation(f)	9,914	9,683	9,659	8,960	8,190
Adjusted EBITDA	$274,052	$245,122	$209,358	$177,235	$148,059

(a)	Represents depreciation and amortization related to GCE assets. Depreciation and amortization amounts related to university assets have been reclassified to university related expenses.
(b)

Represents contributions to various private Arizona school tuition organizations to assist with funding for education. In connection with such contributions made, we received a dollar-for-dollar state income tax credit, which resulted in a reduction in our effective income tax rate to 20.2%, 28.3% and 37.1% for the years ended December 31, 2018, 2017 and 2016, respectively. Had these contributions not been made, our effective tax rate would have been 21.2%, 28.8% and 38.2%, for 2018, 2017 and 2016, respectively. Such contributions are viewed by our management to be made in lieu of payments of state income taxes and are therefore excluded from evaluation of our core operating performance.

(c)

Represents costs incurred related to the Transaction.  Costs incurred prior to 2018 primarily represent legal costs.  2018 amounts include legal and other third party expenses of $5.8 million, an asset impairment of $3.0 million, and $9.6 million for a deferred compensation plan for GCU employees that were formerly GCE employees (the “Transferred Employees”) and that held unvested restricted stock of GCE that was forfeited upon the Transaction in 2018.

(d)	Reflects costs that were transferred to GCU in the Transaction that are no longer incurred by GCE. Includes $3,523 of costs related to the early termination of leased space in 2016.
(e)	Reflects adjustment to reduce as reported university related revenue by 40% to reflect revenue share percentage of 60% under the Master Services Agreement.
(f)

Reflects share-based compensation expense related to GCE employees; amounts related to Transferred Employees that now work for the university were reclassified to university related expense to provide comparability between periods.

Item 7.      Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations for the years ended December 31, 2018 and 2017 should be read in conjunction with our consolidated financial statements and related notes that appear in Item 8, Consolidated Financial Statements and Supplementary Data. In addition to historical information, the following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to these differences include those discussed below and elsewhere in this Annual Report on Form 10‑K, particularly in Item 1A, Risk Factors and Forward-Looking Statements.

Executive Overview

Prior to July 1, 2018, GCE owned operated the University, a comprehensive regionally accredited university that offers graduate and undergraduate degree programs, emphases and certificates across nine colleges both online and on ground at its campus in Phoenix, Arizona, at leased facilities and at facilities owned by third party employers of its students. On July 1, 2018, the Company sold the University to GCU. As a result of this transaction, GCE became an educational services company focused on providing a full array of support services to institutions in the post-secondary education sector. GCE has developed significant technological solutions, infrastructure and operational processes to provide services to these institutions on a large scale.

During the second half of 2018, GCE provided services to GCU, its sole services client during 2018, that included technology and academic services, counseling services and support, marketing and communication services, and back office services such as accounting, reporting, tax, human resources, and procurement services.

The Transaction

On July 1, 2018, the Company consummated the Transaction with GCU. See Note 2 – The Transaction to Consolidated Financial Statements for a full description of the Transaction. The results of operations discussed herein for periods prior to the Transaction reflect the Company’s operations prior to July 1, 2018 which consisted exclusively of the operations of the University.  Commencing July 1, 2018, the results of operations do not include the operations of GCU but rather reflect the operations of the Company as an education services provider as described below.

Key Trends, Developments and Challenges

The following circumstances and trends present opportunities, challenges and risks:

Change in the Structure of Our Operations.

As a result of the Transaction, various aspects of the Company’s operations changed in important ways. These changes include, but are not limited to, the following:

•

The Company no longer owns and operates a regulated institution of higher education, but instead provides a bundle of services in support of university clients. While, prior to July 1, 2018, the Company had never operated as a third party service provider regulated by ED, all of the services that it provides to GCU under the Master Services Agreement and that it may in the future provide to other university clients are services that GCE had always provided internally in support of the University’s academic operations prior to the Transaction. As a result, while the Company has limited to no experience operating as a service provider to third parties, it believes that its significant investment in technological solutions, infrastructure and processes to provide superior service to students, its experience and expertise in these services areas, its experience providing such services at the scale required for GCU to continue to operate in a manner consistent with past practices, and the fact that it retained all of the assets and employees involved in the delivery of such services enables it to perform in the manner and to the service levels required under the Master Services Agreement and also positions the Company to engage additional university customers in the future.

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

•	As a result of the change in the structure of our operations, the risks associated with our business have changed. See Part I, Item 1A. Risk Factors for a description of these risks.

Acquisition of Orbis Education Services, LLC. On December 17, 2018, we entered into a definitive Agreement and Plan of Merger to acquire Orbis Education Services, LLC (“Orbis Education”). Orbis Education is an education services company that supports healthcare education programs for 17 universities across the United States. The closing of the Acquisition occurred on January 22, 2019 and, as a result of the Acquisition, GCE acquired all of the outstanding equity interests of Orbis Education for $365.8 million in cash (inclusive of closing date adjustments). The Company financed a portion of the purchase price through a consortium of banks led by its existing bank group through an amendment and restatement of its credit agreement. See Note 14 – Subsequent Event to Consolidated Financial Statements. The acquisition of Orbis Education is the first ever acquisition undertaken by GCE and provides to GCE the first university clients outside of GCU.

Fiscal Year 2018 Highlights

We achieved the following in 2018:

Enrollment, Net Revenue, and Operating Income Growth. End of period enrollment at our client, GCU, increased 7.8% between December 31, 2018 and December 31, 2017 to 97,369 from 90,297. Our net revenue and operating income for the year ended December 31, 2018 were $845.5 million and $258.1 million, respectively, representing decreases of 13.2% and 8.7%, respectively, over the year ended December 31, 2017.  The reduction in our net revenue from 2017 to 2018 is driven by our transition from owning and operating a university to becoming an education services provider as of July 1, 2018.  As an education services provider to GCU, the Company receives, as service revenue, 60% of GCU’s tuition and fee revenue and no longer has university related revenue, thus resulting in the decrease from the prior period.  On a comparable basis, adjusted net revenue for the year ended December 31, 2018 was $640.5 million, while adjusted net revenue for the year ended December 31, 2017 was $584.5 million.  For information on how we calculate as adjusted net revenue for comparison purposes, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation – Results of Operations.”  The 9.6% increase year over year in comparable revenue was primarily due to an increase in GCU’s enrollment and, to a lesser extent, an increase in GCU’s ancillary revenue (e.g. from housing, food, etc.) resulting from the increased traditional student enrollment, partially offset by an increase in institutional scholarships. Operating income and operating margin, as adjusted for university related revenue and expenses, the Loss on Transaction, and the contributions made to private school tuition organizations in lieu of state income taxes of $3.7 million in 2018 and $2.0 million in 2017 was $248.6 million and 38.8%, respectively in 2018 compared to $219.8 million and 37.6%, respectively, in 2017.  The 13.1% increase in adjusted operating income year over year is driven by our ability to leverage our operating expenses across an increasing revenue base.

Transition to Being a Service Provider.  As a result of the Transaction, the Company no longer owns and operates a regulated institution of higher education, but instead provides a bundle of services in support of university clients.  We successfully made the transition from being an owner operator to a services provider, as evidenced by GCU’s continued growth as well by our acquisition, following a competitive process, of Orbis Education.  As a result we now operate as an education services provider to 18 different nonprofit institutions of higher education.

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

We believe that the following critical accounting policies involve our more significant judgments and estimates used in the preparation of our consolidated financial statements:

Revenue recognition.  Starting July 1, 2018, we generated all of our service revenue through the Master Services Agreement, pursuant to which we provide identified technology and academic services, counseling services and support, marketing and communication services, and several back office services to GCU in return for 60% of GCU’s tuition and fee revenue.

Our contract with GCU has an initial 15 year term, subject to renewal options, although GCU has the right to terminate the Master Services Agreement early after the later of seven (7) years or the payment in full of the Secured Note. Our contract has a single performance obligation, as the promises to provide the identified services are not distinct within the context of the Master Services Agreement. The single performance obligation is delivered as our client receives and consumes benefits, which occurs ratably over the service period. Service revenue is recognized over time using the output method of measuring progress towards complete satisfaction of the single performance obligation. The output method provides a faithful depiction of the performance toward complete satisfaction of the performance obligation and can be tied to the time elapsed which is consumed evenly over the month and is a direct measurement of the value provided to our client. The service fees received from our client over the term of the agreement are variable in nature in that they are dependent upon the number of students attending GCU and revenues generated from those students during the service period. The service fees are calculated and settled monthly with GCU, resulting in a settlement duration of less than one year. There are no refunds or return rights under the Master Services Agreement.

Prior to the Transaction on July 1, 2018, net revenues consisted primarily of tuition, net of scholarships, and fees derived from courses taught by the University online, on ground, and at facilities it leased or those of employers, as well as from related educational resources that the University provided to its students, such as access to online materials. Tuition revenue is recognized by the University pro-rata over the applicable period of instruction. A contract is entered into with a student and covered a course or semester. Revenue recognition occurs once a student starts attending a course. The University also charges online students an upfront learning management fee, which is deferred and recognized over the initial course. The Company had no costs that were capitalized to obtain or to fulfill a contract with a customer. Ancillary revenues included housing and fee revenues that were recognized over the period the services were provided and also included revenues from sales and services such as food and beverage, merchandise, hotel, golf and arena events that were recognized as sales occurred or services were performed as these services were transferred at a point in time. Sales tax collected from students is excluded from net revenues. Collected but unremitted sales tax was included as an accrued liability in our consolidated balance sheet.

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

Income taxes. We recognize the amount of taxes payable or refundable for the current year and deferred tax assets and liabilities for future tax consequences of events that have been recognized in our consolidated financial statements or tax returns. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which the temporary differences are expect to be realized. Our deferred tax assets are subject to periodic recoverability assessments. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount that more likely than not will be realized. Realization of the deferred tax assets is principally dependent upon achievement of projected future taxable income offset by deferred tax liabilities. We evaluate the realizability of the deferred tax assets annually. Since becoming a taxable corporation in August 2005, we have not recorded any valuation allowances to date on our deferred income tax assets. We evaluate and account for uncertain tax positions using a two-step approach. Recognition occurs when we conclude that a tax position based solely on its technical merits, is more-likely-than-not to be sustained upon examination. Measurement determines the amount of benefit that is greater than 50% likely to be realized upon the ultimate settlement with a taxing authority that has full knowledge of the facts. Derecognition of a tax position that was previously recognized occurs when we determine that a tax position no longer meets the more-likely-than-not threshold of being sustained upon examination. As of December 31, 2018 and 2017, the Company has reserved approximately $1,960 and $2,008, respectively, for uncertain tax positions, including interest and penalties.

Results of Operations

The following table sets forth certain income statement data as a percentage of net revenue for each of the periods indicated. University related expenses and the loss on Transaction have been excluded from the table below:

	Year Ended December 31,
	2018	2017	2016
Costs and expenses
Technology and academic services	5.2%	4.3%	4.5%
Counseling services and support	24.2	19.4	20.0
Marketing and communication	13.9	11.2	11.3
General and administrative	3.5	2.8	3.2

As reflected in the table above, the income statement data as a percentage of revenue is not comparable between periods. This is a result of a reduction in revenues associated with the Company transitioning to an education service provider as of July 1, 2018. As a result, the Company has also provided two additional tables to enhance comparability between periods by showing, on a comparable basis, the types of operating expenses the Company currently incurs as compared to prior to the Transaction. The Company has calculated 60% of university related revenues for periods prior to July 1, 2018, as adjusted “Non-GAAP” net revenue, which is the percentage of GCU’s tuition and fee revenue to which the Company is entitled under the Master Services Agreement. The percentages set forth below for periods prior to July 1, 2018 have been derived by dividing the indicated expense by adjusted “Non-GAAP” net revenue. University related expenses and the loss on Transaction have been excluded from the table below:

	Year Ended December 31,
	2018	2017	2016
As Adjusted “Non-GAAP” net revenue
Service revenue	$333,002	$—	$—
University related revenue	512,499	974,134	873,344
Net revenue	845,501	974,134	873,344
60% of university related revenue	307,499	584,480	524,006
Adjusted “Non-GAAP” net revenue	$640,501	$584,480	$524,006

	Year Ended December 31,
	2018	2017	2016
As % of As Adjusted “Non- GAAP” Revenue
Costs and expenses
Technology and academic services	6.8%	7.2%	7.5%
Counseling services and support	32.0	32.3	33.4
Marketing and communication	18.3	18.7	18.8
General and administrative	4.7	4.6	5.4

Year Ended December 31, 2018 Compared to Year Ended December 31, 2017

Service revenue and University related revenue. Our service revenue and university related revenue for the year ended December 31, 2018 was $333.0 million, and $512.5 million, respectively, as compared to university related revenues of $974.1 million for the year ended December 31, 2017.   Commencing July 1, 2018, the results of our operations no longer include the operations of the University but rather reflect the operations of the Company as a service/technology provider.  As a service provider to GCU, the Company receives, as service revenue, 60% of GCU’s tuition and fee revenue and no longer has university related revenue, thus resulting in the decrease from the prior period.  60% of university related revenues for the year ended December 31, 2017 was $584.5 million.  The sum of service revenue for the six months ended December 31, 2018 of $333.0 million and 60% of university related revenue for the six months ended June 30, 2018 of $307.5 million, totals $640.5 million.  The 9.6% increase year over year in as adjusted net revenue was primarily due to an increase in GCU’s enrollment and, to a lesser extent, an increase in GCU’s ancillary revenues (e.g. from housing, food, etc.) resulting from the increased traditional student enrollment, partially offset by an increase in institutional scholarships.  End-of-period enrollment at our client, GCU increased 7.8% between December 31, 2018 and December 31, 2017 to 97,369.

Technology and academic services. Our technology and academic services expenses for the year ended December 31, 2018 were $43.6 million, an increase of $1.8 million, or 4.2%, as compared to technology and academic services expenses of $41.8 million for the year ended December 31, 2017. This increase was primarily due to increases in employee compensation and related expenses including share-based compensation, and other expenses of $1.4 million and $0.4 million, respectively.  The increase in employee compensation and related expenses are primarily due to the increase in the number of staff needed to support our client, GCU, and their increased enrollment growth, tenure-based salary adjustments and an increase in benefit costs between years.  Our technical and academic services as a percentage of as adjusted net revenue decreased 0.4% to 6.8% for the year ended December 31, 2018, from 7.2% for the year ended December 31, 2017 primarily due to our ability to leverage our technical and academic services expenses across an increasing revenue base partially offset by the planned reinvestment of a portion of our lower tax rate in increased employee compensation and benefit costs.

Counseling services and support. Our counseling services and support expenses for the year ended December 31, 2018 were $204.7 million, an increase of $16.1 million, or 8.5%, as compared to counseling services and support expenses of $188.6 million for the year ended December 31, 2017.  This increase is primarily the result of increases in employee compensation and related expenses including share-based compensation, and other counseling services and support related expenses of $14.0 million and $2.1 million, respectively.  The increase in employee compensation and related expenses is primarily due to increased headcount, tenure-based salary adjustments and an increase in benefit costs between years.  The increase in other expenses is primarily related to increased dues, fees and subscription, and travel expenses.   Our counseling services and support expenses as a percentage of as adjusted net revenue decreased 0.3% to 32.0% for the year ended December 31, 2018, from 32.3% for the year ended December 31, 2017 primarily due to our ability to leverage our counseling services and support expenses across an increasing revenue base partially offset by increased benefit costs between years and the planned reinvestment of a portion of our lower tax rate in increased employee compensation and benefit costs.

Marketing and communication. Our marketing and communication expenses for the year ended December 31, 2018 were $117.4 million, an increase of $8.3 million, or 7.6%, as compared to marketing and communication expenses of $109.1 million for the year ended December 31, 2017.  This increase is primarily the result of increased advertising costs of $7.9 million, and other communication expenses of $0.4 million.  Our marketing and communication expenses as a percentage of as adjusted net revenue decreased by 0.4% to 18.3% for the year ended December 31, 2018, from 18.7% for the year ended December 31, 2017.

General and administrative. Our general and administrative expenses for the year ended December 31, 2018 were $30.0 million, an increase of $2.8 million, or 10.4%, as compared to general and administrative expenses of $27.2 million for the year ended December 31, 2017. This increase was primarily due to increases in employee compensation and related expenses including share-based compensation of $1.2 million partially offset by slight decrease in other general and administrative expenses of $0.1 million.  The increase in employee compensation and related expenses is primarily due to an increase in benefit costs between years.  In addition, contributions made in lieu of state income taxes to private school tuition organizations increased from $2.0 million for the year ended December 31, 2017 to $3.7 million for the year ended December 31, 2018. We receive a dollar-for-dollar state income tax credit for these contributions.  Our general and administrative expenses as a percentage of as adjusted net revenue increased slightly to 4.7% for the year ended December 31, 2018, from 4.6% for the year ended December 31, 2017 primarily due to the increase in contributions made in lieu of state income taxes to private school tuition organizations and increased benefit costs, partially offset by our ability to leverage our general and administrative expenses across an increasing revenue base.

University related expenses. Our university related expenses for the year ended December 31, 2018 were $173.3 million, a decrease of $150.8 million, or 46.5%, as compared to university related expenses of $324.1 million for the year ended December 31, 2017. These expenses represent university related expense for activities that have now transferred to our client, GCU, and are not related to our current business activities as a service provider for educational institutions.  Include in this amount in 2018 is share-based compensation of $7.9 million related to the Company’s Board of Directors modifying the vesting condition for certain restricted stock awards for personnel who became employed by GCU as a result of the Transaction, and employer taxes of $0.2 million on such modification.  This amount was partially offset by reversals of employee related liabilities totaling $1.9 million that were not part of the transferred assets for the Transaction.

   Loss on Transaction. Our loss on transaction expenses for the year ended December 31, 2018 were $18.4 million due to third party transaction costs of $5.8 million and an asset impairment of $3.0 million for the year ended December 31, 2018.  In addition, the Company transferred to GCU cash of $9.6 million to fund a deferred compensation plan for GCU employees that were formerly GCE employees and that held unvested restricted stock of GCE that was forfeited upon the Transaction.

Interest income on Secured Note. Interest income on Secured Note for the year ended December 31, 2018 was $26.9 million.  As a result of the Transaction with GCU on July 1, 2018, the Company recognizes interest income from its Secured Senior Note with GCU, earning interest at 6%, with monthly interest payments.

Interest expense. Interest expense for the year ended December 31, 2018 was $1.5 million, a decrease of $0.7 million, as compared to interest expense of $2.2 million for the year ended December 31, 2017.  This decrease was primarily due to increased capitalized interest during the first six months of 2018 due to our increase in capital spending during this period as compared to the prior year, lower debt balances and a decrease in the revolving line of credit fees, which we elected not to renew when the revolver expired in December 2017, partially offset by a higher interest rate on our borrowings.

Investment interest and other. Investment interest and other for the year ended December 31, 2018 was $3.4 million, an increase of $0.5 million, as compared to $2.9 million in the year ended December 31, 2017.  This increase was primarily due to higher returns on investment balances as compared to returns on investment balances in the prior year.

Income tax expense. Income tax expense for the year ended December 31, 2018 was $58.0 million, a decrease of $22.2 million, or 27.7%, as compared to income tax expense of $80.2 million for the year ended December 31, 2017. This decrease is the result of a decrease in our effective tax rate, partially offset by a slight increase in our taxable income between periods.   Our effective tax rate was 20.2% during the year ended December 31, 2018 compared to 28.3% during the year ended December 31, 2017.  The lower effective tax rate year over year is a result of the Tax Cuts and Jobs Act (the “Act”) which was signed into law on December 22, 2017.  The Act reduces the corporate federal tax rate from a maximum of 35% to a flat 21% rate effective January 1, 2018.  The contributions in lieu of state income taxes to private school tuition organizations also contributed to the lower effective tax rate as our contributions increased from $2.0 million in the year ended December 31, 2017 to $3.7 million in the year ended December 31, 2018.  The Company received a dollar-for-dollar decrease in our state income taxes for these contributions, which are recorded as a general and administrative expense.  Additionally, the Company continues to receive the benefit of our adoption of the share-based compensation standard.  This standard required us to recognize excess tax benefits from share-based compensation awards that vested or settled in the consolidated income statement.  The favorable impact from excess tax benefits was $10.5 million and $16.5 million in the years ended December 31, 2018, and 2017, respectively.  The inclusion of excess tax benefits and deficiencies as a component of our income tax expense will increase volatility within our provision for income taxes as the amount of excess tax benefits or deficiencies from share-based compensation awards are dependent on our stock price at the date the restricted awards vest, our stock price on the date an option is exercised, and the quantity of options exercised.  Our restricted stock vests in March each year so the favorable benefit will primarily impact the first quarter each year.

Net income. Our net income for the year ended December 31, 2018 was $229.0 million, an increase of $25.7 million, as compared to $203.3 million for the year ended December 31, 2017, due to the factors discussed above.

Year Ended December 31, 2017 Compared to Year Ended December 31, 2016

University related revenue. Our university related revenue for the year ended December 31, 2017 was $974.1 million, an increase of $100.8 million, or 11.5%, as compared to net revenue of $873.3 million for the year ended December 31, 2016. This increase was primarily due to an increase in enrollment and, to a lesser extent, an increase in room and board and other student fees, partially offset by an increase in institutional scholarships. End-of-period enrollment increased 10.2% between December 31, 2017 and 2016. The increase in revenue per student between years is primarily due to an increase in ancillary revenues resulting from increased traditional student enrollment (e.g. housing, food, etc.) on GCU’s ground campus. When factoring in room, board and fees, the revenue per student is higher for these students than for working adult students.

 Technology and academic services. Our technology and academic services expenses for the year ended December 31, 2017 were $41.8 million, an increase of $2.7 million, or 7.0%, as compared to technology and academic services expenses of $39.1 million for the year ended December 31, 2016. This increase was primarily due to increases in employee compensation and related expenses including share-based compensation and other technology and academic related expenses of $1.6 million and $1.1 million, respectively.  The increase in employee compensation and related expenses are primarily due to the increase in the number of staff needed to support our increased enrollment, tenure-based salary adjustments and an increase in benefit costs between years.  The increase in other technology and academic related expenses is primarily due to higher technology licensing costs.  Our technical and academic services as a percentage of as adjusted net revenues decreased 0.3% to 7.2% for the year ended December 31, 2017, from 7.5% for the year ended December 31, 2016 primarily due to our ability to leverage our technical and academic services expenses across an increasing revenue base.

Counseling services and support. Our counseling services and support expenses for the year ended December 31, 2017 were $188.6 million, an increase of $13.6 million, or 7.7%, as compared to counseling services and support expenses of $175.0 million for the year ended December 31, 2016. This increase is primarily the result of increases in employee compensation and related expenses including share-based compensation, and other counseling services and support related expenses of $13.2 million and $0.4 million, respectively.  The increase in employee compensation and related expenses is primarily due to increased headcount to support increased enrollment growth, tenure-based salary adjustments and an increase in benefit costs between years.  The increase in other expenses is primarily related to increases in dues, fees and subscription, and travel expenses.   Our counseling services and support expenses as a percentage of as adjusted net revenue decreased 1.1% to 32.3% for the year ended December 31, 2017, from 33.4% for the year ended December 31, 2016 primarily due to our ability to leverage our counseling services and support expenses across an increasing revenue base.

Marketing and communication. Our marketing and communication expenses for the year ended December 31, 2017 were $109.1 million, an increase of $10.5 million, or 10.7%, as compared to advertising expenses of $98.6 million for the year ended December 31, 2016. This increase was primarily due to increased advertising expense between years. Our marketing and communication expenses as a percentage of as adjusted net revenue decreased slightly to 0.1% to 18.7% for the year ended December 31, 2017, from 18.8% for the year ended December 31, 2016.

General and administrative expenses. Our general and administrative expenses for the year ended December 31, 2017 were $27.2 million, a decrease of $0.9 million, or 3.3%, as compared to general and administrative expenses of $28.1 million for the year ended December 31, 2016. This decrease was primarily due to lower contributions to private school tuition organizations in lieu of state income taxes from $4.0 million in 2016 to $2.0 million in 2017, partially offset by increases in employee compensation and related expenses including share-based compensation and increased other general and administrative expenses of $0.7 million and $0.7 million, respectively. The increase in employee compensation and related expenses are primarily due to the increase in the number of staff to support the increasing number of students attending the University, and increased benefit costs between years. Our general and administrative expenses as a percentage of as adjusted net revenue decreased by 0.8% to 4.6% for the year ended December 31, 2017, from 5.4% for the year ended December 31, 2016 due to the lower contributions made in lieu of state income taxes and our ability to leverage our general and administrative expenses across an increasing revenue base.

University related expenses. Our university related expenses for the year ended December 31, 2017 were $324.1 million, an increase of $29.9 million, or 10.2%, as compared to university related expenses of $294.2 million for the year ended December 31, 2016.  These expenses represent university related expenses for activities that have now transferred to our client, GCU, and are not related to our current business activities as a service provider for educational institutions.  Included in university related expenses in 2016, are lease termination costs of $3.5 million.

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

Investment interest and other. Our investment interest and other for the year ended December 31, 2017 was $2.9 million, an increase of $2.7 million, as compared to investment interest and other of $0.2 million for the year ended December 31, 2016. Investment interest and other was higher in 2017 as compared to 2016 primarily due to higher average investment balances between years. In addition, included in investment interest and other in 2017 is our proportional share of equity income of $0.7 million related to our former ownership interest in LoudCloud, and in 2016 an impairment charge on an investment of $2.5 million was recorded lowering investment interest and other.

Income tax expense. Income tax expense for the year ended December 31, 2017 was $80.2 million, a decrease of $7.4 million from $87.6 million for the year ended December 31, 2016. Our effective tax rate was 28.3% in 2017, a significant decrease from 37.1% in 2016. This decrease was primarily due to the adoption of the share-based compensation standard in the first quarter of 2017, which resulted in the recognition of excess tax benefits of $16.5 million from share-based compensation awards that vested or settled in 2017 in the consolidated income statement. The inclusion of excess tax benefits and deficiencies as a component of our income tax expense will increase volatility within our provision for income taxes as the amount of excess tax benefits or deficiencies from share-based compensation awards are dependent on our stock price at the date the restricted awards vest, our stock price on the date an option is exercised, and the quantity of options exercised. In addition, as a result of the Act which was signed into law on December 22, 2017, we revalued our deferred tax assets and liabilities due to the reduced corporate federal tax rate.

The Act reduced the corporate federal tax rate from a maximum of 35% to a flat 21% rate effective January 1, 2018. The Company’s net deferred tax liability was revalued as of December 22, 2017 and the Company recorded a $10.7 million income tax benefit related to the revaluation of its deferred tax assets and liabilities. These decreases were slightly offset by a decrease in the contributions made in lieu of state income taxes to private school tuition organizations. Our contributions decreased from $4.0 million in 2016 to $2.0 million in 2017. Excluding the revaluation of the deferred tax assets and liabilities recorded in 2017, our effective income tax rate would have been 32.1%.

Net income. Our net income for the year ended December 31, 2017 was $203.3 million, an increase of $54.8 million, as compared to $148.5 million for the year ended December 31, 2016, due to the factors discussed above.

Seasonality

Our net revenue and operating results normally fluctuate as a result of seasonal variations in our business, principally due to changes in GCU’s enrollment. GCU’s enrollment varies as a result of new enrollments, graduations, and student attrition. The majority of GCU’s traditional ground students do not attend courses during the summer months (May through August), which historically has affected our results for our second and third fiscal quarters. Since a significant amount of our costs are fixed, the lower revenue resulting from the decreased student enrollment has historically contributed to lower operating margins during those periods. Partially offsetting this summer effect has been the sequential quarterly increase in enrollments that has occurred as a result of the traditional fall school start. This increase in enrollments also has occurred in the first quarter, corresponding to calendar year matriculation. In addition, GCU has historically experienced higher net revenue in the fourth quarter due to its overlap with the semester encompassing the traditional fall school start and in the first quarter due to its overlap with the first semester of the calendar year. A portion of our expenses do not vary proportionately with these fluctuations in net revenue, resulting in higher operating income in the first and fourth quarters relative to other quarters. We expect quarterly fluctuation in operating results to continue as a result of these seasonal patterns at GCU.

Liquidity, Capital Resources, and Financial Position

Liquidity. During 2018, we financed our operating activities and capital expenditures primarily through cash provided by operating activities. Our unrestricted cash, cash equivalents and investments were $120.3 million at December 31, 2018.  As of December 31, 2018, we had restricted cash and cash equivalents of $61.7 million, which represented cash collateral related to our credit agreement.

On July 1, 2018, in conjunction with the Asset Purchase Agreement, we received a Secured Note from GCU for the purchase of the Transferred Assets in the initial principal amount of $870.1 million. The Secured Note contains customary commercial credit terms, including affirmative and negative covenants applicable to GCU, and provides that the Secured Note bears interest at an annual rate of 6.0%, has a maturity date of June 30, 2025, and is secured by all of the assets of GCU. The Secured Note provides for GCU to make interest only payments during the term, with all principal and accrued and unpaid interest due at maturity and also provides that we will loan additional amounts to GCU to fund approved capital expenditures during the first three years of the term. We provided funding of $30 million to GCU for the six months ended December 31, 2018 for GCU approved capital expenditures, increasing the principal balance of the Secured Note to $900.1 million as of December 31, 2018.  Funding expectations for future capital expenditures for GCU are $100 million for the year ended December 31, 2019.

On January 22, 2019, we acquired Orbis Education Services, LLC for $365.8 million in cash (inclusive of closing date adjustments).  Concurrent with the closing of the acquisition, GCE entered into an amended and restated credit agreement dated January 22, 2019 and two related amendments dated January 31, 2019 and dated February 1, 2019, that together provided a credit facility of $325.0 million comprised of a term loan facility of $243.75 million and a revolving credit facility of $81.25 million, both with a five year maturity date.  The term facility is subject to quarterly amortization of principal, commencing with the fiscal quarter ended June 30, 2019, in equal installments of 5% of the principal amount of the term facility per quarter.  Both the term loan and revolver have monthly interest payments currently at 30 Day LIBOR plus an applicable margin of 2%.  The proceeds of the term loan, together with $6.25 million drawn under the revolver and cash on hand, were used to pay the purchase price in the acquisition.  Concurrent with the amendment of the credit agreement and acquisition, we repaid our term loan of $60.0 million and our cash collateral of $61.7 million was released.

Based on our current level of operations and anticipated growth, we believe that our cash flow from operations and other sources of liquidity, including cash, and cash equivalents and our line of credit, will provide adequate funds for ongoing operations, planned capital expenditures, and working capital requirements for at least the next 24 months.

Share Repurchase Program

Our Board of Directors has authorized us to repurchase up to $175.0 million in aggregate of common stock, from time to time, depending on market conditions and other considerations. The current expiration date on the repurchase authorization by our Board of Directors is December 31, 2019. Repurchases occur at our discretion.

Under our share purchase authorization, we may purchase shares in the open market or in privately negotiated transactions, pursuant to the applicable Securities and Exchange Commission Rules. The amount and timing of future share repurchases, if any, will be made as market and business conditions warrant.

Since the approval of the initial share repurchase plan, we have purchased 3.6 million shares of common stock at an aggregate cost of $86.9 million, which includes 91,302 shares of common stock at an aggregate cost of $9.6 million during the year ended December 31, 2018. At December 31, 2018, there remains $88.1 million available under our current share repurchase authorization.

Cash Flows

Operating Activities. Net cash provided by operating activities for the years ended December 31, 2018, 2017 and 2016 was $199.1 million, $304.9 million and $237.8 million, respectively. Cash provided by operations in 2018, 2017 and 2016 resulted from our increased net income adjusted for non-cash charges for share-based compensation, depreciation and amortization, timing of income tax and employee related payments and changes in other working capital.  The significant decrease in net cash from operating activities between 2017 and 2018 is primarily due to the decrease in the Company’s liabilities between December 31, 2017 and 2018 due to the Transaction, the increase in the accounts receivable due from GCU as GCU pays us one month in arrears for the educational services we provide, the decrease in non-cash charges subsequent to the Transaction and the timing of income tax payments between years.

Investing Activities. Net cash used in investing activities was $238.2 million, $152.1 million, and $216.0 million for the years ended December 31, 2018, 2017, and 2016, respectively. Cash used in investing activities for the year ended December 31, 2018 was primarily related to the Transaction, the purchase of short-term investments and capital expenditures partially offset by proceeds from the sale of investments.  The Transaction resulted in $131.6 million of cash being transferred to GCU at its close on July 1, 2018.   Proceeds from investment, net of purchases of short-term investments was $18.2 million for the year ended December 31, 2018.  Capital expenditures during the year ended December 31, 2018 of $94.5 million is primarily due to the amount spent on the University’s ground campus construction projects through the date of the Transaction as well as purchases of computer equipment, other internal use software projects and furniture and equipment to support our increasing employee headcount.  Cash used in investing activities for the year ended December 31, 2018 also includes $30.0 million in funding to GCU subsequent to the Transaction for GCU-approved campus construction projects such as residence halls, classroom buildings and parking garages.  Our cash used in investing activities for 2017 and 2016 is primarily related to the purchase of short-term investments and capital expenditures, partially offset by proceeds from the sale or maturity of short-term investments. Purchases of short-term investments, net of proceeds of these investments, was $28.8 million for the year ended December 31, 2017. Proceeds from investment, net of purchases of short-term investments, was $20.8 million during the year ended December 31, 2016. Capital expenditures were $113.6 million and $178.3 million for the years ended December 31, 2017, and 2016, respectively. In 2017 and 2016, capital expenditures primarily consisted of University campus construction projects and land acquisitions adjacent to the campus to support the growing traditional student enrollment, as well as purchases of computer equipment, other internal use software projects and furniture and equipment to support our increasing employee headcount. Included in off-site development for 2017 and 2016 is $10.4 million and $60.7 million, respectively, we spent to build a student services center and parking garage that is in close proximity to the University’s ground campus. GCE employees that worked in two leased office buildings in the Phoenix area were relocated to this new building by the end of 2016.

 Financing Activities. Net cash used in financing activities was $26.8 million and $35.7 million for the years ended December 31, 2018 and 2017, respectively. Net cash provided by financing activities was $10.7 million for the year ended December 31, 2016.  During 2018, $15.2 million was used to purchase common shares withheld in lieu of income taxes resulting from the vesting of restricted share awards and $9.6 million was used to purchase treasury stock in accordance with the Company’s share repurchase program.  Principal payments on notes payable and capital leases totaled $6.7 million, partially offset by proceeds from the exercise of stock options of $4.6 million.  During 2017, $25.0 million was used to repay our revolving line of credit, $1.5 million was used to purchase treasury stock in accordance with the Company’s share repurchase program and $9.8 million was used to purchase common shares withheld in lieu of income taxes resulting from restricted share awards while principal payments on notes payable and capital leases totaled $6.8 million, partially offset by proceeds from the exercise of stock options of $7.4 million.    During 2016, net cash provided by financing activities consisted of net proceeds received from the revolving line of credit of $25.0 million and proceeds from the exercise of stock options of $13.2 million, partially offset by $15.4 million used to purchase treasury stock in accordance with the Company’s share repurchase program and $4.7 million used to purchase common shares withheld in lieu of income taxes resulting from restricted share awards and principal payments on notes payable, repayments on our notes payable and capital lease payments totaled $7.2 million.

Contractual Obligations

The following table sets forth, as of December 31, 2018, the aggregate amounts of our significant contractual obligations and commitments with definitive payment terms due in each of the periods presented (in millions):

		Payments Due by Period
		Less than			More than
	Total	1 Year	2-3 Years	4-5 Years	5 Years
Long term notes payable(1)	$59.9	$36.5	$23.4	$—	$—
Purchase obligations(2)	11.6	7.5	3.9	0.2	—
Total contractual obligations	$71.5	$44.0	$27.3	$0.2	$—

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

Non-GAAP Discussion

In addition to our GAAP results, we use Adjusted EBITDA as a supplemental measure of our operating performance and as part of our compensation determinations. Adjusted EBITDA is not required by or presented in accordance with GAAP and should not be considered as an alternative to net income, operating income, or any other performance measure derived in accordance with GAAP, or as an alternative to cash flow from operating activities or as a measure of our liquidity. See Item 6, Selected Consolidated Financial and Other Data, for a discussion of our Adjusted EBITDA computation and reconciliation. For information on how we calculate as adjusted net revenue for comparison purposes, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation – Results of Operations.”

Recent Accounting Pronouncements

See Note 3 - Summary of Significant Accounting Policies, in Item 8, Consolidated Financial Statements and Supplementary Data.

Item 7A.         Quantitative and Qualitative Disclosures about Market Risk

Impact of inflation. We believe that inflation has not had a material impact on our results of operations for the years ended December 31, 2018, 2017, or 2016. There can be no assurance that future inflation will not have an adverse impact on our operating results and financial condition.

Market risk. On February 27, 2013 we entered into an interest rate corridor to manage our 30‑day LIBOR interest exposure from variable rate debt, which matures in December 2019. The corridor instrument, which hedges variable interest rate risk starting March 1, 2013 through December 20, 2019 with a notional amount of $60.0 million as of December 31, 2018, permits us to hedge our interest rate risk at several thresholds. Under this arrangement, in addition to the credit spread, we will pay variable interest rates based on the 30‑day LIBOR rates monthly until that index reaches 1.5%. If 30‑day LIBOR is equal to 1.5% through 3.0%, we will continue to pay 1.5%. If the 30‑day LIBOR exceeds 3.0%, we will pay actual 30‑day LIBOR less 1.5%.

Except with respect to the foregoing, we have no derivative financial instruments or derivative commodity instruments. We invest cash in excess of current operating requirements in short term certificates of deposit and money market instruments, municipal bond portfolios, or municipal mutual funds at multiple financial institutions.

Interest rate risk. We manage interest rate risk through the instruments noted above and by investing excess funds in cash equivalents, BBB or higher rated municipal bonds and municipal mutual funds bearing variable interest rates, which are tied to various market indices or individual bond coupon rates. Our future investment income may fall short of expectations due to changes in interest rates or we may suffer losses in principal if we are forced to sell securities before their maturity date that have declined in market value due to changes in interest rates. At December 31, 2018, a 10% increase or decrease in interest rates would not have a material impact on our future earnings, fair values, or cash flows.

Item 8.        Consolidated Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

The Stockholders and Board of Directors

Grand Canyon Education, Inc.:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Grand Canyon Education, Inc. and subsidiaries (the Company) as of December 31, 2018 and 2017, the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2018, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2018, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 20, 2019 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

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

Phoenix, Arizona

February 20, 2019

Grand Canyon Education, Inc.

Consolidated Balance Sheets

	As of December 31,
(In thousands, except par value)	2018	2017
ASSETS:
Current assets
Cash and cash equivalents	$120,346	$153,474
Restricted cash and cash equivalents	61,667	94,534
Investments	69,002	89,271
Accounts receivable, net	46,830	10,908
Interest receivable on Secured Note	4,650	—
Income tax receivable	8	2,086
Other current assets	6,963	24,589
Total current assets	309,466	374,862
Property and equipment, net	111,039	922,284
Secured Note receivable	900,093	—
Prepaid royalties	—	2,763
Goodwill	2,941	2,941
Other assets	478	723
Total assets	$1,324,017	$1,303,573
LIABILITIES AND STOCKHOLDERS’ EQUITY:
Current liabilities
Accounts payable	$14,274	$29,139
Accrued compensation and benefits	15,427	23,173
Accrued liabilities	8,907	20,757
Income taxes payable	5,442	16,182
Student deposits	—	95,298
Deferred revenue	—	46,895
Current portion of notes payable	36,468	6,691
Total current liabilities	80,518	238,135
Other noncurrent liabilities	—	1,200
Deferred income taxes, noncurrent	6,465	18,362
Notes payable, less current portion	23,437	59,925
Total liabilities	110,420	317,622
Commitments and contingencies
Stockholders’ equity
Preferred stock, $0.01 par value, 10,000 shares authorized; 0 shares issued and outstanding at December 31, 2018 and 2017	—	—
Common stock, $0.01 par value, 100,000 shares authorized; 52,690 and 52,277 shares issued and 48,201 and 48,125 shares outstanding at December 31, 2018 and 2017, respectively	527	523
Treasury stock, at cost, 4,489 and 4,152 shares of common stock at December 31, 2018 and 2017, respectively	(125,452)	(100,694)
Additional paid-in capital	256,806	232,670
Accumulated other comprehensive loss	(453)	(724)
Retained earnings	1,082,169	854,176
Total stockholders’ equity	1,213,597	985,951
Total liabilities and stockholders’ equity	$1,324,017	$1,303,573

The accompanying notes are an integral part of these consolidated financial statements.

Grand Canyon Education, Inc.

Consolidated Income Statements

	Year Ended December 31,
(In thousands, except per share data)	2018	2017	2018
Service revenue	$333,002	$—	$—
University related revenue	512,499	974,134	873,344
Net revenue	845,501	974,134	873,344
Costs and expenses:
Technology and academic services	43,574	41,834	39,101
Counseling services and support	204,690	188,595	175,045
Marketing and communication	117,420	109,092	98,592
General and administrative	29,968	27,157	28,079
University related expenses	173,330	324,140	294,188
Loss on Transaction	18,370	562	1,136
Total costs and expenses	587,352	691,380	636,141
Operating income	258,149	282,754	237,203
Interest income on Secured Note	26,947	—	—
Interest expense	(1,536)	(2,169)	(1,328)
Investment interest and other	3,440	2,943	249
Income before income taxes	287,000	283,528	236,124
Income tax expense	57,989	80,209	87,610
Net income	$229,011	$203,319	$148,514
Earnings per share:
Basic income per share	$4.81	$4.31	$3.22
Diluted income per share	$4.73	$4.22	$3.15
Basic weighted average shares outstanding	47,608	47,140	46,083
Diluted weighted average shares outstanding	48,414	48,235	47,121

The accompanying notes are an integral part of these consolidated financial statements.

Grand Canyon Education, Inc.

Consolidated Statements of Comprehensive Income

	Year Ended December 31,
(In thousands)	2018	2017	2016
Net income	$229,011	$203,319	$148,514
Other comprehensive income, net of tax:
Unrealized gains (losses) on hedging derivatives, net of taxes of $39, $6, and $94 for the years ended December 31, 2018, 2017 and 2016, respectively	118	11	(151)
Unrealized gains (losses) on available for sale securities, net of taxes of $103, $108 and $168 for the years ended December 31, 2018, 2017 and 2016, respectively	309	175	(270)
Comprehensive income	$229,438	$203,505	$148,093

The accompanying notes are an integral part of these consolidated financial statements.

Grand Canyon Education, Inc.

Consolidated Statements of Stockholders’ Equity

(In thousands)

						Accumulated
					Additional	Other
	Common Stock		Treasury Stock		Paid-in	Comprehensive	Retained
	Shares	Par Value	Shares	Cost	Capital	Loss	Earnings	Total
Balance at December 31, 2015	50,288	$503	3,411	$(69,332)	$177,167	$(489)	$502,402	$610,251
Comprehensive income	—	—	—	—	—	(421)	148,514	148,093
Common stock purchased for treasury	—	—	416	(15,367)	—	—	—	(15,367)
Restricted shares forfeited	—	—	9	—	—	—	—	—
Share-based compensation	275	3	114	(4,695)	12,273	—	—	7,581
Exercise of stock options	946	9	—	—	13,198	—	—	13,207
Excess tax benefits	—	—	—	—	9,921	—	—	9,921
Balance at December 31, 2016	51,509	515	3,950	(89,394)	212,559	(910)	650,916	773,686
Cumulative effect from the adoption of accounting pronouncements, net of taxes	—	—	—	—	59	—	(59)	—
Comprehensive income	—	—	—	—	—	186	203,319	203,505
Common stock purchased for treasury	—	—	17	(1,510)	—	—	—	(1,510)
Restricted shares forfeited	—	—	34	—	—	—	—	—
Share-based compensation	192	2	151	(9,790)	12,686	—	—	2,898
Exercise of stock options	576	6	—	—	7,366	—	—	7,372
Balance at December 31, 2017	52,277	523	4,152	(100,694)	232,670	(724)	854,176	985,951
Cumulative effect from the adoption of accounting pronouncements, net of taxes	—	—	—	—	—	—	(1,174)	(1,174)
Comprehensive income	—	—	—	—	—	427	229,011	229,438
Adoption impact – ASU 2018-02	—	—	—	—	—	(156)	156	—
Common stock purchased for treasury	—	—	91	(9,606)	—	—	—	(9,606)
Restricted shares forfeited	—	—	95	—	—	—	—	—
Share-based compensation	163	2	151	(15,152)	19,506	—	—	4,356
Exercise of stock options	250	2	—	—	4,630	—	—	4,632
Balance at December 31, 2018	52,690	$527	4,489	$(125,452)	$256,806	$(453)	$1,082,169	$1,213,597

The accompanying notes are an integral part of these consolidated financial statements.

Grand Canyon Education, Inc.

Consolidated Statements of Cash Flows

	Year Ended December 31,
(In thousands)	2018	2017	2016
Cash flows provided by operating activities:
Net income	$229,011	$203,319	$148,514
Adjustments to reconcile net income to net cash provided by operating activities:
Share-based compensation	19,508	12,688	12,276
Provision for bad debts	8,669	18,478	18,639
Depreciation and amortization	35,673	54,228	45,683
Deferred income taxes	(11,507)	(5,160)	8,432
Loss on transaction, net of costs and asset impairment	12,605	—	—
Other, including fixed asset impairments	2,101	3,883	1,161
Changes in assets and liabilities:
Accounts receivable from GCU	(51,480)	—	—
Accounts receivable	(7,784)	(19,848)	(20,598)
Prepaid expenses and other	1,553	(2,399)	(1,715)
Accounts payable	(14,306)	5,378	(4,793)
Accrued liabilities	(15,700)	3,079	6,743
Income taxes receivable/payable	(8,662)	16,048	11,892
Deferred rent	(189)	(369)	(475)
Deferred revenue	6,881	6,156	2,863
Student deposits	(7,288)	9,417	9,139
Net cash provided by operating activities	199,085	304,898	237,761
Cash flows used in investing activities:
Capital expenditures	(94,527)	(113,586)	(178,292)
Purchases of land and building improvements related to off-site development	(330)	(10,368)	(60,727)
Disposition	(131,550)	—	—
Funding to GCU at closing in excess of required capital	(7,377)	—	—
Repayment of excess funds by GCU	7,377	—	—
Funding to GCU for capital expenditures	(29,996)	—	—
Proceeds received from note receivable	—	—	501
Return of equity method investment	—	685	1,749
Purchases of investments	(46,948)	(94,054)	(49,157)
Proceeds from sale or maturity of investments	65,116	65,259	69,925
Net cash used in investing activities	(238,235)	(152,064)	(216,001)
Cash flows (used in) provided by financing activities:
Principal payments on notes payable and capital lease obligations	(6,719)	(6,805)	(7,224)
Debt issuance costs	—	—	(194)
Net borrowings from revolving line of credit	—	(25,000)	25,000
Repurchase of common shares including shares withheld in lieu of income taxes	(24,758)	(11,300)	(20,062)
Net proceeds from exercise of stock options	4,632	7,372	13,207
Net cash (used in) provided by financing activities	(26,845)	(35,733)	10,727
Net (decrease) increase in cash and cash equivalents and restricted cash	(65,995)	117,101	32,487
Cash and cash equivalents and restricted cash, beginning of period	248,008	130,907	98,420
Cash and cash equivalents and restricted cash, end of period	$182,013	$248,008	$130,907
Supplemental disclosure of cash flow information
Cash paid for interest	$1,511	$2,252	$1,220
Cash paid for income taxes	$78,195	$69,606	$66,206
Supplemental disclosure of non-cash investing and financing activities
Sale transaction to GCU through Secured Note financing	$870,097	$—	$—
Purchases of property and equipment included in accounts payable	$1,121	$6,682	$7,746
Reclassification of capitalized costs – adoption of ASC 606	$9,015	$—	$—
Reclassification of deferred revenue – adoption of ASC 606	$7,451	$—	$—
Reclassification of tax effect within accumulated other comprehensive income	$156	$—	$—

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

GCU owns and operates a comprehensive regionally accredited university (the “University”) that offers over 240 graduate and undergraduate degree programs, emphases and certificates across nine colleges both online and on ground at its over 262 acre campus in Phoenix, Arizona, at leased facilities and at facilities owned by third party employers.

GCE was formed in Delaware in November 2003 as a limited liability company, under the name Significant Education, LLC, for the purchase of acquiring the assets of the University from a non-profit foundation on February 2, 2004. On August 24, 2005, the Company converted from a limited liability company to a corporation and changed its name to Significant Education, Inc. On May 9, 2008, the Company changed its name to Grand Canyon Education, Inc.

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

The Company received a Secured Note for the Transferred Assets.  The Company also transferred cash equal to $34,107 representing a working capital adjustment as part of the closing.  Except for identified liabilities assumed by GCU, GCE retained responsibility for all liabilities of the business arising from pre-closing operations.  For the year ended December 31, 2018 the Company had a loss of $18,370, included in Loss on Transaction due to transaction costs of $5,765, which includes both disposition and acquisition related transaction costs, and an asset impairment of $3,037.  In addition, the Company transferred to GCU cash of $9,568 to fund a deferred compensation plan for GCU employees that were formerly GCE employees (the “Transferred Employees”) and that held unvested restricted stock of GCE that was forfeited upon the Transaction.  Included in the university related expenses for the three months ended September 30, 2018 is $7,880 of share-based compensation expense resulting from the modification and vesting of previously issued restricted stock grants held by Transferred Employees, employer tax expense of $191 related to the share-based compensation modification, net of reversals of employee related liabilities that were not part of the Transferred Assets for the Transaction of $1,502.

Grand Canyon Education, Inc.

Notes to Consolidated Financial Statements

(In thousands, except per share data)

Variable Interest Entity and Related Party Considerations

ASC 810‑10‑15‑17 provides scope exceptions to the variable interest entity analysis that include a not-for profit entity carve out. GCU is not a related party to the Company in accordance with ASC Topic 850. The following factors were considered:

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

Grand Canyon Education, Inc.

Notes to Consolidated Financial Statements

(In thousands, except per share data)

Second Amendment to Credit Agreement

The Company is a party to a credit agreement with Bank of America, N.A. as Administrative Agent, and other lenders, dated December 21, 2012 and amended as of January 15, 2016. Effective July 1, 2018, the Company and the lenders amended the credit agreement (the “Amendment”). Under the terms of the Amendment, (a) the lenders released the collateral securing the Company’s obligations under the credit agreement in order to enable the Company to consummate the Asset Purchase Agreement described above and modified certain financial and regulatory covenants to reflect the transactions described above, including the fact that the Company no longer operates a regulated educational institution, and (b) the Company (i) provided to the Administrative Agent cash collateral securing its remaining obligations under the credit agreement until such time as the Transaction has been approved by the ED (the “ED”), and (ii) agreed to collaterally assign its rights under the Asset Purchase Agreement, the Secured Note and the Master Services Agreement. The amount that is considered cash collateral is included as restricted cash on the consolidated balance sheet. The credit agreement, as amended by the Amendment, contains standard covenants, including covenants that, among other things, restrict the Company’s ability to incur additional debt or make certain investments and that require the Company to maintain a certain financial condition.  Refer to Note 14 for subsequent event related to the credit agreement.

3. Summary of Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. Intercompany transactions have been eliminated in consolidation.

Use of Estimates

The preparation of consolidated financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

Cash and Cash Equivalents

The Company invests a portion of its cash in excess of current operating requirements in short term certificates of deposit and money market instruments. The Company considers all highly liquid investments with maturities of three months or less at the time of purchase to be cash equivalents.

Restricted Cash and Cash Equivalents

A significant portion of the Company’s university related revenue was received from students who participated in government financial aid and assistance programs. Prior to July 1, 2018, restricted cash and cash equivalents represented amounts received from the federal and state governments under various student aid grant and loan programs, such as Title IV. The Company received these funds subsequent to the completion of the authorization and disbursement process and held them for the benefit of the student. ED requires Title IV funds collected in advance of student billings to be restricted until the course begins. Prior to the Transaction, the Company recorded all of these amounts as a current asset in restricted cash and cash equivalents. The majority of these funds remained as restricted for an average of 60 to 90 days from the date of receipt. At the closing of the Transaction all restricted cash and cash equivalents were transferred to GCU.  Restricted cash and cash equivalents at December 31, 2018 represents the cash collateral on the credit agreement.

Grand Canyon Education, Inc.

Notes to Consolidated Financial Statements

(In thousands, except per share data)

Investments

The Company considers its investments in municipal bonds, mutual funds, municipal securities, certificates of deposit and commercial paper as available-for-sale securities. Available-for-sale securities are carried at fair value, determined using Level 1 and Level 2 of the hierarchy of valuation inputs, with the use of quoted market prices and inputs other than quoted prices that are observable for the assets, with unrealized gains and losses, net of tax, reported as a separate component of other comprehensive income. Unrealized losses considered to be other-than-temporary are recognized currently in earnings. Amortization of premiums, accretion of discounts, interest and dividend income and realized gains and losses are included in interest and other income. At December 31, 2018, the Company transferred its investments from available-for-sale to trading, due to the Company's decision to liquidate all investments to fund a significant business combination, that occurred in the first quarter of 2019.  See Note 14 for further discussion on the subsequent event. As a result of the transfer to trading, the Company recorded a loss of $372 in investment interest and other for the year ended December 31, 2018.

Property and Equipment

Property and equipment are recorded at cost less accumulated depreciation. Depreciation is computed using the straight-line method. Normal repairs and maintenance are expensed as incurred. Expenditures that materially extend the useful life of an asset are capitalized. Construction in progress represents items not yet placed in service and are not depreciated. The Company capitalizes interest using its interest rates on the specific borrowings used to finance the improvements, which approximated 3.7% in 2018, 2.8% in 2017, and 2.2% in 2016. Interest cost capitalized and incurred in the years ended December 31, 2018, 2017, and 2016 are as follows:

	Year Ended December 31,
	2018	2017	2016
Interest incurred	$2,292	$2,656	$2,538
Interest capitalized	756	487	1,210
Interest expense	$1,536	$2,169	$1,328

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

Leases

The Company enters into various lease agreements in conducting its business. At the inception of each lease, the Company evaluates the lease agreement to determine whether the lease is an operating or capital lease. In addition, many of the lease agreements contain renewal options and tenant improvement allowances. When such items are included in a lease agreement, the Company records a deferred liability on the consolidated balance sheet and records the rent expense

Grand Canyon Education, Inc.

Notes to Consolidated Financial Statements

(In thousands, except per share data)

evenly over the term of the lease. Leasehold improvements are included as investing activities and are included as additions to property, plant and equipment. For leases with renewal options, the Company records rent expense and amortizes the leasehold improvement on a straight-line basis over the initial non-cancelable lease term unless it intends to exercise the renewal option. Once it extends the renewal option, the Company amortizes any tenant improvement allowances over the extended lease period as well as the leasehold improvement asset (unless the extended lease term is longer than the economic life of the asset). The Company expenses any additional payments under its operating leases for taxes, insurance or other operating expenses as incurred.

Other Assets

The Company developed our online delivery platform with an affiliated entity and put this platform into full production in 2011. The Company has prepaid perpetual license fees and source code rights for the software developed, and has prepaid maintenance and service fees. Included in current other assets is the amount that will be amortized in the next twelve month cycle for maintenance and service fees and included in property and equipment is the amount that will be amortized over fifteen years for the perpetual licenses.

Long-Lived Assets

The Company evaluates the recoverability of its long-lived assets for impairment, other than goodwill, whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to undiscounted future net cash flows expected to be generated by the assets. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets.

Prepaid Royalty

In connection with its February 2004 acquisition of the assets of the University from a non-profit foundation, the Company recorded a future royalty payment obligation that was included in the Prepaid Royalty in the accompanying consolidated balance sheet, which was being amortized over a 20 year period. This asset was to be expensed over the periods that online education revenues were earned. At the completion of the Transaction on July 1, 2018, the remaining prepaid royalty assets were deemed impaired and $3,037 was expensed and included in Loss on Transaction in the consolidated income statement.

Goodwill

Goodwill represents the excess of the cost over the fair market value of net assets acquired, including identified intangible assets. Goodwill is tested annually or more frequently if circumstances indicate potential impairment. The Financial Accounting Standards Board (“FASB”) has issued guidance that permits an entity to first assess qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test. The Company performed its annual goodwill impairment test, by performing a qualitative assessment. Following this assessment, the Company determined that it is more likely than not that its fair value exceeds its carrying amount.

Share-Based Compensation

The Company measures and recognizes compensation expense for share-based payment awards made to employees and directors. The fair value of the Company’s restricted stock awards is based on the market price of its common stock on the date of grant. Stock-based compensation expense related to restricted stock grants is expensed over the vesting period using the straight-line method for Company employees and the Company’s board of directors. Starting January 1, 2017 with the adoption of the share-based compensation accounting standard, the Company made an accounting policy election to account for forfeitures as they occur, prior to 2017 these forfeitures were estimated and reported net of the expense.

Grand Canyon Education, Inc.

Notes to Consolidated Financial Statements

(In thousands, except per share data)

Derivatives and Hedging

Derivative financial instruments are recorded on the consolidated balance sheet as assets or liabilities and re-measured at fair value at each reporting date. For derivatives designated as cash flow hedges, the effective portion of the gain or loss on the derivative is reported as a component of other comprehensive income and reclassified into earnings in the same period or period during which the hedged transaction affects earnings. Gains and losses on the derivative representing either hedge ineffectiveness or hedge components excluded from the assessment of effectiveness are recognized in current earnings.

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

Fair Value of Financial Instruments

The carrying value of cash and cash equivalents, accounts receivable, accounts payable, accrued compensation and benefits and accrued liabilities approximate their fair value based on the liquidity or the short-term maturities of these instruments. The carrying value of Secured Note receivable, non-current approximates fair value as the Secured Note resulted from the Transaction and was negotiated at fair market value. The carrying value of notes payable approximate fair value based on its variable rate index. Derivative financial instruments are carried at fair value, determined using Level 2 of the hierarchy of valuation inputs as defined in the FASB Accounting Standards Codification (“Codification”), with the use of inputs other than quoted prices that are observable for the asset or liability. See Note 9, Derivative Instruments.

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

Income Taxes

The Company accounts for income taxes payable or refundable for the current year and deferred tax assets and liabilities for future tax consequences of events that have been recognized in the Company’s consolidated financial statements or tax returns. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which the temporary differences are expected to be realized.

The Company applies a more-likely-than-not threshold for financial statement recognition and measurement of an uncertain tax position taken or expected to be taken in a tax return. The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. As of December 31, 2018 and 2017, the Company has reserved approximately $1,960 and $2,008, respectively, for uncertain tax positions, including interest and penalties, which is classified within accrued liabilities on the accompanying consolidated balance sheet.

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

Grand Canyon Education, Inc.

Notes to Consolidated Financial Statements

(In thousands, except per share data)

Commitments and Contingencies

The Company accrues for a contingent obligation when it is probable that a liability has been incurred and the amount is reasonably estimable. When the Company becomes aware of a claim or potential claim, the likelihood of any loss exposure is assessed. If it is probable that a loss will result and the amount of the loss is estimable, the Company records a liability for the estimated loss. If the loss is not probable or the amount of the potential loss is not estimable, the Company will disclose the claim if the likelihood of a potential loss is reasonably possible and the amount of the potential loss could be material. Estimates that are particularly sensitive to future changes include tax, legal, and other regulatory matters, which are subject to change as events evolve, and as additional information becomes available during the administrative and litigation process. The Company expenses legal fees as incurred.

Revenue Recognition

University related revenue – prior to July 1, 2018

On January 1, 2018, the Company adopted “Revenue from Contracts with Customers” using the modified retrospective method applied to all contracts. Prior to the Transaction on July 1, 2018, net revenues consisted primarily of tuition, net of scholarships, and fees derived from courses taught by the University online, on ground, and at facilities it leased or those of employers, as well as from related educational resources that the University provided to its students, such as access to online materials. Tuition revenue was recognized pro-rata over the applicable period of instruction. A contract was entered into with a student and covered a course or semester. Revenue recognition occurred once a student started attending a course. The University also charged online students an upfront learning management fee, which was deferred and recognized over the initial course. The University had no costs that were capitalized to obtain or to fulfill a contract with a customer. Ancillary revenues included housing and fee revenues that were recognized over the period the services were provided and also included revenues from sales and services such as food and beverage, merchandise, hotel, golf and arena events that were recognized as sales occurred or services were performed as these services were transferred at a point in time. For the six months ended June 30, 2018 and the years ended December 31, 2017 and 2016, the Company’s revenue was reduced by approximately $101,176, $196,334 and $179,230, respectively, as a result of scholarships that the Company offered to students. Sales tax collected from students is excluded from net revenues. Collected but unremitted sales tax is included as an accrued liability in our consolidated balance sheet.

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

The Company had identified a performance obligation associated with the provision of its educational instruction and other educational services, housing services, and other academic related services and used the output measure for recognition as the period of time over which the services were provided to our students. The Company had identified performance obligations related to its hotel, golf course, restaurants, sale of branded promotional items and other ancillary activities and recognized revenue at the point in time goods or services were provided to its customers. The Company maintained an institutional tuition refund policy, which provided for all or a portion of tuition to be refunded if a student withdrew during stated refund periods. Certain states in which students reside impose separate, mandatory refund policies, which overrode the Company’s policy to the extent in conflict. If a student withdrew at a time when only a portion, or none of the tuition was refundable, then in accordance with its revenue recognition policy, the Company continued to recognize the tuition that was not refunded pro-rata over the applicable period of instruction. The Company did not record revenue on amounts that may be refunded. However, for students that had taken out financial aid to pay their tuition and for which a return of such money to ED under Title IV was required as a result of his or her withdrawal, the Company reassessed collectability for these students each quarter for the estimated revenue that will be returned and recognized the revenue in future periods when payment was received. The Company had elected the short-term contract exemption with respect to its performance obligations under its contracts with students as all such contracts had original terms of less than one year.

Service revenue commenced July 1, 2018

Starting July 1, 2018, the Company generates all of its revenue through the Master Services Agreement, pursuant to which the Company provides identified technology and academic services, counseling services and support, marketing and communication services, and several back office services to GCU in return for 60% of GCU’s tuition and fee revenue. Effective July 1, 2018, the Company applied “Revenue from Contracts with Customers” applied to our Master Service Agreement, our only revenue-producing contract, as an education service provider.

The Company’s contract with GCU has an initial 15 year term, subject to renewal options, although GCU has the right to terminate the Master Services Agreement early after the later of seven (7) years or the payment in full of the Secured Note. Refer to Note 2 for further discussion on the fees associated with early termination or non-renewal by GCU. The Company’s contract has a single performance obligation, as the promises to provide the identified services are not distinct within the context of the Master Services Agreement. The single performance obligation is delivered as our client receives and consumes benefits, which occurs ratably over the service period. Service revenue is recognized over time using the output method of measuring progress towards complete satisfaction of the single performance obligation. The output method provides a faithful depiction of the performance toward complete satisfaction of the performance obligation and can be tied to the time elapsed which is consumed evenly over the month and is a direct measurement of the value provided to our client. The service fees received from our client over the term of the agreement are variable in nature in that they are dependent upon the number of students attending the University and revenues generated from those students during the service period. Due to the variable nature of the consideration over the life of the service arrangement, the Company considered forming an expectation of the variable consideration to be received over the service life of this one performance obligation. However, since the performance obligation represents a series of distinct services, the Company will recognize the variable consideration that becomes known and billable each month because these fees relate to the distinct service period (month) in which the fees are earned. The Company meets the criteria in the standard and will exercise the practical expedient and not disclose the aggregate amount of the transaction price allocated to the single performance obligation that is unsatisfied as of the end of the reporting period. The Company does not disclose the value of unsatisfied performance obligations because the directly allocable variable consideration is allocated entirely to a wholly unsatisfied promise to transfer a service that forms part of a single performance obligation. The service fees are calculated and settled monthly with GCU, resulting in a settlement duration of less than one year. There are no refunds or return rights under the Master Services Agreement.

Grand Canyon Education, Inc.

Notes to Consolidated Financial Statements

(In thousands, except per share data)

The Company’s receivables represent unconditional rights to consideration from our contract with GCU. Accounts receivable, net is stated at net realizable value, and the Company utilizes the allowance method to provide for doubtful accounts based on its evaluation of the collectability of the amounts due. There are no unbilled revenue amounts included in our accounts receivable. There have been no amounts written off and no reserves established as of December 31, 2018. The Company receives service revenue payments monthly. The Company will continue to review and revise its allowance methodology based on historical collection experience and other information relevant to collectability.

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

The following table presents our operating expenses as previously reported and as reclassified on our consolidated income statement for the years ended December 31, 2017 and 2016.

	For the year ended December 31,
	2017	2017	2016	2016
	As Reported	As Reclassified	As Reported	As Reclassified
Costs and expenses:
Technology and academic services	—	41,834	—	39,101
Counseling services and support	—	188,595	—	175,045
Marketing and communication	—	109,092	—	98,592
General and administrative	43,759	27,157	43,219	28,079
University related expenses	—	324,140	—	294,188
Loss on transaction	—	562	—	1,136
Instructional costs and services	410,840	—	373,101	—
Admissions advisory and related	128,544	—	119,286	—
Advertising	98,608	—	88,152	—
Marketing and promotional	9,629	—	8,860	—
Lease termination costs	—	—	3,523	—
Total costs and expenses	691,380	691,380	636,141	636,141

Lease termination costs

In July 2016, the Company notified a current landlord of its intent to vacate leased space by the end of the fourth quarter of 2016. As part of that notification, the Company was required to pay a termination fee to its landlord of $3,363 which was recorded as an expense in the third quarter of 2016. As of December 31, 2016, the Company had vacated the space, and expensed an additional $160 in the fourth quarter of 2016 related to the remaining amounts due under the lease net of remaining deferred rent. These amounts are included in university related expenses in our reclassified consolidated income statement.

Grand Canyon Education, Inc.

Notes to Consolidated Financial Statements

(In thousands, except per share data)

Insurance/Self-Insurance

The Company uses a combination of insurance and self-insurance for a number of risks, including claims related to employee health care, workers’ compensation, general liability, and business interruption. Liabilities associated with these risks are estimated based on, among other things, historical claims experience, severity factors, and other actuarial assumptions. The Company’s loss exposure related to self-insurance is limited by stop loss coverage on a per occurrence and aggregate basis. The Company regularly analyzes its reserves for incurred but not reported claims, and for reported but not paid claims related to self-funded insurance programs. While the Company believes reserves are adequate, significant judgment is involved in assessing these reserves such as assessing historical paid claims, average lags between the claims’ incurred date, reported dates and paid dates, and the frequency and severity of claims. There may be differences between actual settlement amounts and recorded reserves and any resulting adjustments are included in expense once a probable amount is known.

Concentration of Credit Risk

The Company believes the credit risk related to cash equivalents and investments is limited due to its adherence to an investment policy that required investments to have a minimum BBB rating, depending on the type of security, by one major rating agency at the time of purchase. All of the Company’s cash equivalents and investments as of December 31, 2018 and 2017 consist of investments rated BBB or higher by at least one rating agency. Additionally, the Company utilizes more than one financial institution to conduct initial and ongoing credit analysis on its investment portfolio to monitor and lower the potential impact of market risk associated with its cash equivalents and investment portfolio. The Company is also subject to credit risk for its accounts receivable balance. The Company has not experienced any losses on receivables to date. To manage accounts receivable risk, the Company maintains an allowance for doubtful accounts, if needed. Our dependence on one customer subjects us to the risk that declines in our customer’s operations would result in a sustained reduction in revenues and interest income on Secured Note for the Company.

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

In May 2017, the FASB issued “Compensation – Stock Compensation – Scope of Modification Accounting.”  This standard provides guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting. This standard was effective for fiscal years beginning after December 15, 2017. Early adoption was permitted, including adoption in any interim period. Accordingly, the standard was adopted by us as of July 1, 2018. The vesting conditions for approximately 100 former GCE employees who became GCU employees upon the closing of the Transaction, were accelerated contingent upon the closing of the Transaction. As a result, the incremental share-based compensation expense from the modification on 82,027 restricted stock awards for the accelerated vesting date was $7,880 and is included in the university related expenses in the consolidated income statement.

In February 2018, the FASB issued “Income Statement – Reporting Comprehensive Income.”  This standard allows a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the Tax Cuts and Jobs Act. Elimination of the stranded tax effects resulting from the Tax Cuts and Jobs Act will improve the usefulness of information reported to financial statement users. This standard is effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. Early adoption is permitted, including adoption in any interim period. Accordingly, the standard was adopted by us as of April 1, 2018. The adoption of this guidance did not have a material impact on the Company’s financial condition, results of operations or statement of cash flows.

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

In August 2017, the FASB issued “Targeted Improvements to Accounting for Hedging Activities.”  This standard targets improvements in the hedge relationship documentation, testing and disclosures for derivatives. This standard is effective for fiscal years, and interim periods within those years, beginning after December 15, 2018. Early adoption is permitted for fiscal years and interim period within those years, beginning in August 2017. Accordingly, the standard is effective for us on January 1, 2019. The adoption of this guidance will not have a material impact on the Company’s financial condition, results of operations or statement of cash flows.

The Company has determined that no other recent accounting pronouncements apply to its operations or could otherwise have a material impact on its consolidated financial statements.

Grand Canyon Education, Inc.

Notes to Consolidated Financial Statements

(In thousands, except per share data)

4. Investments

The following is a summary of investments as of December 31, 2018 and 2017. At December 31, 2018, the Company transferred its investments from available-for-sale classification to trading, due to the Company's decision to liquidate all investments to complete a significant business combination, that occurred in the first quarter of 2019.  See Note 14 for further discussion on the subsequent event. As a result of the transfer to trading, the Company recorded a loss of $372 in investment interest and other for the year ended December 31, 2018 and there was no unrealized gain or loss as of December 31, 2018. Prior to December 2018, the Company considered all investments as available for sale.

	As of December 31, 2018
		Gross	Gross	Estimated
	Adjusted	Unrealized	Unrealized	Fair
	Cost	Gains	(Losses)	Value
Municipal securities	$69,002	$—	$—	$69,002

Total investments	$69,002	$—	$—	$69,002

	As of December 31, 2017
		Gross	Gross
	Adjusted	Unrealized	Unrealized	Estimated
	Cost	Gains	(Losses)	Fair Value
Municipal securities	$84,768	$—	$(409)	$84,359
Certificates of Deposit	$4,915	$—	$(3)	$4,912

Total investments	$89,683	$—	$(412)	$89,271

The cash flows of municipal securities are backed by the issuing municipality’s credit worthiness. All municipal securities and certificates of deposit are due in one year or less as of December 31, 2018. For the years ended December 31, 2018 and 2017, the net unrealized losses on available-for-sale securities were $0 and $255, net of taxes, respectively.

5. Valuation and Qualifying Accounts

	Balance at			Balance at
	Beginning of	Charged to	Deductions/	End of
	Period	Expense	Transfers(1)(2)	Period
Allowance for doubtful accounts receivable
Year ended December 31, 2018	$5,907	8,669	(14,576)	$—
Year ended December 31, 2017	$5,918	18,478	(18,489)	$5,907
Year ended December 31, 2016	$5,137	18,639	(17,858)	$5,918

(1)	Deductions represent accounts written off, net of recoveries.
(2)

$6,093 included in the deductions column for the year ended December 31, 2018, represents the allowance that was transferred to GCU with other educational assets and liabilities on July 1, 2018. See Note 2.

Grand Canyon Education, Inc.

Notes to Consolidated Financial Statements

(In thousands, except per share data)

6. Property and Equipment

Property and equipment consist of the following:

	As of December 31,
	2018	2017
Land	$5,579	$160,126
Land improvements	2,242	25,630
Buildings	51,409	595,384
Buildings and leasehold improvements	9,581	117,460
Equipment under capital leases	—	5,937
Computer equipment	85,316	116,477
Furniture, fixtures and equipment	4,955	63,470
Internally developed software	39,270	36,173
Other	—	1,176
Construction in progress	2,376	32,390
	200,728	1,154,223
Less accumulated depreciation and amortization	(89,689)	(231,939)
Property and equipment, net	$111,039	$922,284

Depreciation and amortization expense associated with property and equipment, including assets under capital lease, totaled $ 35,525, $53,607, and $44,829 for the years ended December 31, 2018, 2017, and 2016, respectively.

7. Notes Payable and Other Noncurrent Liabilities

In 2012, we entered into a new credit agreement, which increased our term loan to $100,000 with a maturity date of December 2019. Additionally, this facility, as amended in January 2016, provided a revolving line of credit in the amount of $150,000 through December 2017 to be utilized for working capital, capital expenditures, share repurchases and other general corporate purposes. The amendment to this facility increased the revolving line of credit from $50,000 to $150,000. The revolver expired on December 31, 2017.  On July 1, 2018, we amended our credit agreement, which resulted in no change to our term loan maturity date of December 2019. Indebtedness under the credit facility is now secured by our remaining assets after giving effect to the Transaction, as well as cash collateral until such time as the Transaction has been approved by ED, and we agreed to collaterally assign our rights under the Asset Purchase Agreement, the Secured Note and the Master Services Agreement. Our lenders released their lien on the real estate collateral previously securing our obligations under the credit agreement in order to enable us to consummate the Asset Purchase Agreement. The credit agreement contains standard covenants that, among other things, restrict the Company’s ability to incur additional debt or make certain investments, and require the Company to achieve certain financial ratios and maintain certain financial condition. As of December 31, 2018, the Company is in compliance with its debt covenants. As a result of the refinancing of our credit agreement, that occurred in the first quarter of 2019, we have reclassified our current debt to reflect the principal payments due in 2019, and the remainder of our term loan balance would be repaid in 2020.  See Note 14 for further discussion on the subsequent event.

	As of December 31,
	2018	2017
Notes Payable
Note payable, monthly payment of $556; interest at 30 day LIBOR plus 1.75% (4.10% at December 31, 2018) through December 31, 2019	$59,905	$66,477
Annuities; quarterly payments of $34; interest at 10%	—	139
	59,905	66,616
Less: Current portion	36,468	6,691
	$23,437	$59,925

Grand Canyon Education, Inc.

Notes to Consolidated Financial Statements

(In thousands, except per share data)

The annuities were transferred to GCU with other educational assets and liabilities on July 1, 2018.  See Note 2.  Long-term deferred rent included in other noncurrent liabilities as of December 31, 2017 was $460.

8. Commitments and Contingencies

Leases

Total rent expense and related taxes and operating expenses under operating leases for the years ended December 31, 2018, 2017 and 2016 was $ 827, $1,545, and $6,694, respectively. The majority of the Company’s leases were included in the educational assets and liabilities transferred to GCU on July 1, 2018. See Note 2.

Legal Matters

From time to time, the Company is party to various lawsuits, claims, and other legal proceedings that arise in the ordinary course of business, some of which are covered by insurance. When the Company is aware of a claim or potential claim, it assesses the likelihood of any loss or exposure. If it is probable that a loss will result and the amount of the loss can be reasonably estimated, the Company records a liability for the loss. If the loss is not probable or the amount of the loss cannot be reasonably estimated, the Company discloses the nature of the specific claim if the likelihood of a potential loss is reasonably possible and the amount involved is material. With respect to the majority of pending litigation matters, the Company’s ultimate legal and financial responsibility, if any, cannot be estimated with certainty and, in most cases, any potential losses related to those matters are not considered probable.

Upon resolution of any pending legal matters, the Company may incur charges in excess of presently established reserves. Management does not believe that any such charges would, individually or in the aggregate, have a material adverse effect on the Company’s financial condition, results of operations or cash flows.

Tax Reserves, Non-Income Tax Related

From time to time the Company has exposure to various non-income tax related matters that arise in the ordinary course of business. At both December 31, 2018 and 2017, the Company has no reserve for tax matters where its ultimate exposure is considered probable and the potential loss can be reasonably estimated.

9. Derivative Instruments

On February 27, 2013, the Company entered into an interest rate corridor to manage its 30 Day LIBOR interest exposure related to its variable rate debt. This instrument did not contain financing elements. The contractual terms of the Company’s derivative instrument have not been structured such that net payments made by one party in the earlier periods are to be subsequently returned by the counterparty in later periods of the derivative’s term. The Company’s derivative instrument has not been amended or modified since inception. The fair value of the interest rate corridor instrument as of December 31, 2018 and 2017 was $600 and $509, respectively, which is included in other assets. The fair value of the derivative instrument was determined using a hypothetical derivative transaction and Level 2 of the hierarchy of valuation inputs. This derivative instrument was originally designated as a cash flow hedge of variable rate debt obligations. The adjustments of $157, $17, and $245 for the years ended December 31, 2018, 2017 and 2016, respectively, for the effective portion of the gain/loss on the derivative is included as a component of other comprehensive income, net of taxes.

The interest rate corridor instrument reduces variable interest rate risk starting March 1, 2013 through December 20, 2019 with a notional amount of $60,000 as of December 31, 2018. The corridor instrument’s terms permit the Company to hedge its interest rate risk at several thresholds; the Company pays variable interest monthly based on the 30-day LIBOR rates until that index reaches 1.5%. If 30-day LIBOR is equal to 1.5% through 3.0%, the Company pays 1.5%. If

Grand Canyon Education, Inc.

Notes to Consolidated Financial Statements

(In thousands, except per share data)

30-day LIBOR exceeds 3.0%, the Company pays actual 30-day LIBOR less 1.5%. Therefore, the Company has hedged its exposure to future variable rate cash flows through December 20, 2019.

As of December 31, 2018 no derivative ineffectiveness was identified. Any ineffectiveness in the Company’s derivative instrument designated as a hedge would be reported in interest expense in the income statement. At December 31, 2018, the Company expects to reclassify any gains or losses on derivative instruments from accumulated other comprehensive income (loss) into earnings during the next 12 months as the derivative instrument expires in December 2019.

10. Earnings Per Share

Basic earnings per common share is calculated by dividing net income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per common share reflects the assumed conversion of all potentially dilutive securities, consisting of stock options and restricted stock awards, for which the estimated fair value exceeds the exercise price, less shares which could have been purchased with the related proceeds, unless anti-dilutive. For employee equity awards, repurchased shares are also included for any unearned compensate ion adjusted for tax. The table below reflects the calculation of the weighted average number of common shares outstanding, on an as if converted basis, used in computing basic and diluted earnings per common share.

	Year Ended December 31,
	2018	2017	2016
Denominator:
Basic weighted average shares outstanding	47,608	47,140	46,083
Effect of dilutive stock options and restricted stock	806	1,095	1,038
Diluted weighted average shares outstanding	48,414	48,235	47,121

Diluted weighted average shares outstanding excludes the incremental effect of unvested restricted stock and shares that would be issued upon the assumed exercise of stock options in accordance with the treasury stock method. For each of the years ended December 31, 2018, 2017 and 2016, approximately 0, 2 and 344, respectively, of the Company’s stock options and restricted stock awards outstanding were excluded from the calculation of diluted earnings per share as their inclusion would have been anti-dilutive. These options and restricted stock awards could be dilutive in the future.

11. Equity Transactions

Preferred Stock

As of December 31, 2018 and 2017, the Company had 10,000 shares of authorized but unissued and undesignated preferred stock. The Company’s charter provides that the board of directors has authority to issue preferred stock, with voting powers, designations, preferences, and special rights, qualifications, limitation, or restrictions as permitted by law as determined by the board of directors, without stockholder approval. The board of directors may authorize the issuance of preferred stock with voting or conversion rights that could adversely affect the voting power or other rights of the holders of the common stock.

Treasury Stock

The Board of Directors has authorized the Company to repurchase up to $175,000 in aggregate of common stock, from time to time, depending on market conditions and other considerations. The expiration date on the repurchase authorization has been extended to December 31, 2019. Repurchases occur at the Company’s discretion. Repurchases may be made in the open market. or in privately negotiated transactions, pursuant to the applicable Securities and Exchange Commission rules. The amount and timing of future share repurchases, if any, will be made as market and business conditions warrant. Since its approval of the share repurchase plan, the Company has purchased 3,600 shares of

Grand Canyon Education, Inc.

Notes to Consolidated Financial Statements

(In thousands, except per share data)

common stock at an aggregate cost of $86,898, which are recorded at cost in the accompanying December 31, 2018 consolidated balance sheet and statement of stockholders’ equity. During the year ended December 31, 2018 the Company repurchased 91 shares of common stock at an aggregate costs of $9,606. At December 31, 2018, there remained $88,102 available under its current share repurchase authorization. Shares repurchase in lieu of taxes are not included in the repurchase plan totals as they were approved in conjunction with the restricted share awards.

12. Income Taxes

The Company has deferred tax assets and liabilities that reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Deferred tax assets are subject to periodic recoverability assessments. Realization of the deferred tax assets, net of deferred tax liabilities is principally dependent upon achievement of projected future taxable income. Based upon the level of historical taxable income and projections for future taxable income over the periods in which the deferred tax assets are deductible, management believes it is more-likely-than-not that the Company will realize the benefits of these deductible differences. The Company has no valuation allowance at December 31, 2018 and 2017.

On December 22, 2017, the Tax Cuts and Jobs Act (the “Act”) was signed into law. For businesses, the Act reduces the corporate federal tax rate from a maximum of 35% to a flat 21% rate. The rate reduction took effect on January 1, 2018. The Company concluded that the Act caused the Company’s deferred tax assets and liabilities to be revalued. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. As changes in tax laws or rates are enacted, deferred tax assets and liabilities are adjusted though income tax expense. The Company’s net deferred tax liability was revalued as of December 22, 2017. The Company recorded a $10.7 million income tax benefit related to the revaluation of its net deferred tax liabilities. Excluding this income tax benefit in 2017, our effective tax rate would have been 32.1%. Due to the enactment date and complexities of the new tax law, the regulations may have not been fully interpreted by the federal and state taxing authorities, thus there may be additional impacts to the tax provision that may not have been included herein.

The components of income tax expense (benefit) are as follows:

	Year Ended December 31,
	2018	2017	2016
Current:
Federal	$60,764	$76,966	$64,006
State	8,732	8,589	4,831
	69,496	85,555	68,837
Deferred:
Federal	(10,708)	(6,189)	7,961
State	(799)	843	891
	(11,507)	(5,346)	8,852
Tax expense recorded as an increase of paid-in capital	—	—	9,921
	$57,989	$80,209	$87,610

Grand Canyon Education, Inc.

Notes to Consolidated Financial Statements

(In thousands, except per share data)

A reconciliation of income tax computed at the U.S. statutory rate to the effective income tax rate is as follows:

	Year Ended December 31,
	2018	2017	2016
Statutory U.S. federal income tax rate	21.0%	35.0%	35.0%
State income taxes, net of federal tax benefit	4.0	3.2	3.2
State tax credits, net of federal effect	(1.0)	(0.7)	(1.5)
Excess tax benefits	(3.7)	(5.8)	—
Deferred tax revaluation (Federal Rate change)	—	(3.7)	—
Nondeductible expenses	0.4	—	0.2
Other	(0.5)	0.3	0.2
Effective income tax rate	20.2%	28.3%	37.1%

Significant components of the Company’s deferred income tax assets and liabilities, included in Deferred income taxes, non-current on the consolidated balance sheets are as follows:

	As of December 31,
	2018	2017
Deferred tax assets:
Share-based compensation	$3,030	$4,201
Employee compensation	780	950
Allowance for doubtful accounts	—	1,685
Deferred tuition revenue	—	1,294
Deferred scholarship	—	618
Intangibles	—	590
State taxes	879	985
Other	386	526
Deferred tax assets	5,075	10,849

Deferred tax liability:
Property and equipment	(10,778)	(28,028)
Goodwill	(762)	(762)
Other	—	(421)
Deferred tax liability	(11,540)	(29,211)
Net deferred tax liability	$(6,465)	$(18,362)

The net deferred tax liability on the accompanying consolidated balance sheet is comprised of the following:

	As of December 31,
	2018	2017
Deferred income taxes, current	$1,871	$5,214
Deferred income taxes, non-current	(8,336)	(23,576)
Net deferred tax liability	$(6,465)	$(18,362)

The Company recognizes the impact of a tax position in its financial statements if that position is more-likely-than-not to be sustained on audit, based on the technical merits of the position. The Company discloses all unrecognized tax benefits, which includes the reserves recorded for uncertain tax positions on filed tax returns and the unrecognized portion of affirmative claims. The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. Unrecognized tax benefits as of December 31, 2018 and 2017 were not significant.

The Company is subject to taxation in the United States, in states with an income tax and in several local jurisdictions. The Company is currently under audit by various state taxing authorities. The Company does not anticipate

Grand Canyon Education, Inc.

Notes to Consolidated Financial Statements

(In thousands, except per share data)

any material adjustments as a result of these audits. As of December 31, 2018, the earliest tax year still subject to examination for federal and state purposes is 2015 and 2014, respectively.

13. Share-Based Compensation Plans

Incentive Plans

Prior to June 2017, the Company made grants of restricted stock and stock options under its 2008 Equity Incentive Plan (the “2008 Plan”). In January 2017, the Board of Directors of the Company approved, and at the Company’s 2017 annual meeting of stockholders held on June 14, 2017, the Company’s stockholders adopted a 2017 Equity Incentive Plan (the “2017 Plan”) under which a maximum of 3 million shares may be granted. As of December 31, 2018, 1,910 shares were available for grants under the 2017 Plan. All grants of equity incentives made after June 2017 have been made from the 2017 Plan.

Restricted Stock

During fiscal year 2018, 2017, and 2016, the Company granted 160, 188, and 264 shares of common stock, respectively, with a service vesting condition to certain of its executives, officers, faculty and employees. The restricted shares have voting rights and vest evenly at 20% over each of the next five years. Upon vesting, shares will be held in lieu of taxes equivalent to the statutory tax withholding required to be paid when the restricted stock vests. During the years ended December 31, 2018, 2017 and 2016, the Company withheld 151, 151, and 114 shares of common stock in lieu of taxes at a cost of $15,152, $9,790, and $4,695, on the restricted stock vesting dates, respectively. During 2018, 2017 and 2016, following the annual stockholders meeting, the Company granted 3, 4 and 11 shares of common stock to the non-employee members of the Company’s Board of Directors. The restricted shares granted to these directors have voting rights and vest on the earlier of (a) the one year anniversary of the date of grant or (b) immediately prior to the following year’s annual stockholders’ meeting. In conjunction with the Transaction, the Compensation Committee of the Company’s Board of Directors decided to modify the vesting condition for certain restricted stock awards for approximately 100 Transferred Employees who transferred employment from GCE to GCU, with the acceleration being contingent upon the closing of the Transaction on July 1, 2018. Refer to Note 2 for further discussion on the Transaction. As a result, the incremental share-based compensation expense from the modification on 82 restricted stock awards for the accelerated vesting date was $7,880 and is included in the university related expenses in the consolidated income statement. Additionally, the Company transferred cash to GCU totaling $9,568 to fund a deferred compensation plan in an amount equal to the value of the 86 shares forfeited by the Transferred Employees at the closing of the Transaction. This amount is included in the loss on transaction in the consolidated income statement.

Grand Canyon Education, Inc.

Notes to Consolidated Financial Statements

(In thousands, except per share data)

A summary of the activity related to restricted stock granted under the Company’s Incentive Plan is as follows:

		Weighted Average
	Total	Grant Date
	Shares	Fair Value per Share
Outstanding as of December 31, 2015	1,056	$34.30
Granted	275	$44.46
Vested	(329)	$30.56
Forfeited, canceled or expired	(9)	$37.94

Outstanding as of December 31, 2016	993	$38.32
Granted	192	$70.44
Vested	(375)	$32.46
Forfeited, canceled or expired	(34)	$44.51

Outstanding as of December 31, 2017	776	$49.16
Granted	163	$92.34
Vested	(384)	$65.57
Forfeited, canceled or expired	(95)	$71.60

Outstanding as of December 31, 2018	460	$63.28

As of December 31, 2018, there was approximately $20,376 of total unrecognized share-based compensation cost related to unvested restricted stock awards. These costs are expected to be recognized over a weighted average period of 2.03 years.

Stock Options

No options were granted in 2018, 2017 and 2016. Prior to 2012, the Company granted time vested options to purchase shares of common stock with an exercise price equal to the fair market value on the date of grant to employees.

Grand Canyon Education, Inc.

Notes to Consolidated Financial Statements

(In thousands, except per share data)

These time vested options vest ratably over a period of five years and expire ten years from the date of grant. A summary of the activity related to stock options granted under the Company’s Incentive Plan is as follows:

	Summary of Stock Options Outstanding
		Weighted	Weighted
		Average	Average
		Exercise	Remaining	Aggregate
	Total	Price per	Contractual	Intrinsic
	Shares	Share	Term (Years)	Value ($)(1)
Outstanding as of December 31, 2015	2,220	$14.71
Granted	—	$—
Exercised	(946)	$13.97
Forfeited, canceled or expired	(2)	$19.23

Outstanding as of December 31, 2016	1,272	$15.26
Granted	—	$—
Exercised	(576)	$12.79
Forfeited, canceled or expired	(2)	$16.35

Outstanding as of December 31, 2017	694	$17.31
Granted	—	$—
Exercised	(250)	$18.47
Forfeited, canceled or expired	—	$—

Outstanding as of December 31, 2018	444	$16.66	1.95	$35,222
Exercisable as of December 31, 2018	444	$16.66	1.95	$35,222

(1)

Aggregate intrinsic value represents the value of the Company’s closing stock price on December 31, 2018 ($96.14) in excess of the exercise price multiplied by the number of options outstanding or exercisable.

Share-based Compensation

Share-based Compensation Expense Assumptions – Restricted Stock Awards

The Company measures and recognizes compensation expense for share-based payment awards made to employees and directors. The fair value of the Company’s restricted stock awards is based on the market price of its common stock on the date of grant. Stock-based compensation expense related to restricted stock grants is expensed over the vesting period using the straight-line method for Company employees and the Company’s board of directors. Starting January 1, 2017 with the adoption of the share-based compensation accounting standard, the Company made an accounting policy election to account for forfeitures as they occur, prior to 2017 these forfeitures were estimated and reported net of the expense. The restricted shares have voting rights.

Grand Canyon Education, Inc.

Notes to Consolidated Financial Statements

(In thousands, except per share data)

The table below outlines share-based compensation expense for the fiscal years ended December 31, 2018, 2017 and 2016 related to restricted stock and stock options granted:

	2018	2017	2016
Technical and academic services	$1,585	$1,555	$1,498
Counseling support and services	4,926	4,700	4,711
Marketing and communication	48	26	20
General and administrative	3,355	3,402	3,430
University related expenses	9,594	3,005	2,617
Share-based compensation expense included in operating expenses	19,508	12,688	12,276
Tax effect of share-based compensation	(4,877)	(5,075)	(4,910)
Share-based compensation expense, net of tax	$14,631	$7,613	$7,366

401(k) Plan

The Company has established a 401(k) Defined Contribution Benefit Plan (the “Plan”). The Plan provides eligible employees, upon date of hire, with an opportunity to make tax-deferred contributions into a long-term investment and savings program. All employees over the age of 21 are eligible to participate in the plan. The Plan allows eligible employees to contribute to the Plan subject to Internal Revenue Code restrictions and the Plan allows the Company to make discretionary matching contributions. The Company plans to make a matching contribution to the Plan of approximately $1,625 for the year ended December 31, 2018. The Company made discretionary matching contributions to the Plan of $2,837 and $1,920 for the years ended December 31, 2017 and 2016, respectively.

14. Subsequent Event

On December 17, 2018, the Company entered into a definitive Agreement and Plan of Merger to acquire Orbis Education Services, LLC (“Orbis Education”). Orbis Education is an education services company that supports healthcare education programs for 17 universities across the United States. The closing of the Merger occurred on January 22, 2019 and, as a result of the Merger, GCE acquired all of the outstanding equity interests of Orbis Education for $365,834 in cash. The Company financed a portion of the purchase price through a consortium of banks led by our existing bank group, as described below.

Senior Credit Facilities. Concurrently with the closing of the Merger, GCE entered into an amended and restated credit agreement, dated January 22, 2019, among GCE, Orbis Education, as guarantor, Bank of America, N.A. as administrative agent, swing line lender and letter of credit issuer, and the other lenders named therein (the “Credit Agreement”). The Credit Agreement provides for a $62,500 five-year senior secured revolving credit facility and a $187,500 five-year senior secured term loan facility (the “Senior Credit Facilities”).  Concurrent with the amendment of the credit agreement and acquisition, the Company repaid its term loan of $60.0 million and its cash collateral of $61.7 million was released.

The Senior Credit Facilities mature five years after the closing of the Senior Credit Facilities and the proceeds thereof were used to pay the consideration in connection with the Merger, to repay GCE’s and Orbis Education’s existing debt, and to pay the fees and expenses relating to the Merger and the financing transactions. The senior secured revolving credit facility is available for general corporate purposes, including permitted acquisitions, working capital and the issuance of letters of credit. All borrowings under the senior secured revolving credit facility will be subject to the satisfaction of customary conditions, including the absence of a default and compliance with representations and warranties.

On January 31, 2019, GCE and the other parties to the Credit Agreement entered into a First Amendment (the “First Amendment”) to the Credit Agreement.  Under Section 2.16 of the Credit Agreement, GCE had the right, during the

Grand Canyon Education, Inc.

Notes to Consolidated Financial Statements

(In thousands, except per share data)

period from January 22, 2019 to March 31, 2019 (or such later date as agreed by the administrative agent) to increase the principal amount of the term loan and the aggregate revolving commitments by up to $50,000, from an aggregate of $250,000 to up to an aggregate of $300,000 (subject to certain conditions).  Per the terms of the First Amendment, GCE was granted the right to increase the principal amount of the term loan and the aggregate revolving commitments by up to $75,000, from an aggregate of $250,000 to up to an aggregate of $325,000 (subject to certain other conditions).

On February 1, 2019, GCE and the parties to the Credit Agreement entered into a First Incremental Facility Amendment (the “First Incremental Facility Amendment”) to the Credit Agreement.  Pursuant to the First Incremental Facility Amendment, GCE borrowed an incremental $56,250 principal amount of term loans and increased the aggregate revolving commitments by $18,750, thereby increasing the principal amount of the term loan borrowed to $243,750 and the principal amount of the aggregate revolving commitments to $81,250.  No other changes were made to the Credit Agreement.

Repayment of Loans. GCE is required to repay the aggregate principal amount of all revolving loans outstanding by the maturity date. The term facility is subject to quarterly amortization of principal, commencing with the fiscal quarter ending June 30, 2019, in equal installments of 5% of the original principal amount of the term facility, which represents $12,188 per quarter.

Interest and Fees. The interest rate per annum applicable to loans under the Senior Credit Facilities is LIBOR plus an applicable margin of 2.0% per annum or, at GCE’s option, the base rate plus an applicable margin of 0.75% per annum. LIBOR will be reset at the beginning of each selected interest period based on the LIBOR rate then in effect. The base rate is a fluctuating interest rate equal to the highest of (i) the federal funds effective rate from time to time plus 0.50%, (ii) the prime lending rate announced from time to time by the administrative agent, and (iii) LIBOR (after taking account of any applicable floor) applicable for an interest period of one month plus 1.25%. If LIBOR or the base rate is below zero, then such rate will be equal to zero plus the applicable margin.

Prepayments. Voluntary prepayments of the term loan and the revolving loans and voluntary reductions in the unused commitments are permitted in whole or in part, in minimum amounts as set forth in the Credit Agreement governing the Senior Credit Facilities, with prior notice but without premium or penalty.

Collateral and Guarantees. The obligations under the Senior Credit Facilities are secured by substantially all of the present and after acquired assets of each of GCE and any subsidiary guarantors (excluding owned and leased real property and certain other assets) (the “Collateral”) including, (a) a perfected first priority pledge of all equity interests of each domestic direct, wholly owned material restricted subsidiary held by GCE, and (b) a perfected first priority security interest in substantially all other tangible and intangible assets of GCE and any subsidiary guarantors (excluding owned and leased real property and certain other assets but including accounts receivable, inventory, equipment, general intangibles, intellectual property and the proceeds of the foregoing). Subject to certain exceptions, the Senior Credit Facilities are unconditionally guaranteed by GCE and its material domestic subsidiaries.

Covenants and Other Matters. The Credit Agreement governing the Senior Credit Facilities contains certain covenants that, among other things, limit GCE’s ability, and the ability of certain of its subsidiaries, to incur additional indebtedness; sell assets or consolidate or merge with or into other companies; pay dividends or repurchase or redeem capital stock; make certain investments; issue capital stock of subsidiaries; incur liens; prepay, redeem or repurchase subordinated debt; and enter into certain types of transactions with affiliates. The Credit Agreement governing the Senior Credit Facilities also requires GCE, together with its subsidiaries, to comply with certain financial covenants, including a consolidated leverage ratio, a consolidated fixed charge coverage ratio, and a consolidated tangible net worth test.

Events of default under the Credit Agreement governing the Senior Credit Facilities include customary events such as a cross-default provision with respect to other material debt and upon a change of control (as defined therein).  In addition, an event of default under the Credit Agreement occurs if there is an event of default under GCE’s loan agreement with GCU or if the services agreement between GCE and GCU is terminated.

Grand Canyon Education, Inc.

Notes to Consolidated Financial Statements

(In thousands, except per share data)

Security Agreement. In connection with the entry into the Credit Agreement governing the Senior Credit Facilities, GCE, the subsidiary guarantors and Bank of America, N.A., as administrative agent, entered into an amended and restated security and pledge agreement, dated as of January 22, 2019 (the “Security Agreement”), pursuant to which GCE and the subsidiary guarantors party thereto granted a security interest in the Collateral to the administrative agent as collateral for the Senior Credit Facilities.

15. Quarterly Results of Operations (Unaudited)

The following table summarizes the unaudited quarterly results of operations for 2018 and 2017 and should be read in conjunction with other information included in the accompanying consolidated financial statements.

	2018
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Service revenue	$—	$—	$155,454	$177,548
University related revenue	275,681	236,818	—	—
Net revenue	275,681	236,818	155,454	177,548
Costs and expenses:
Technology and academic services	10,697	10,678	11,101	11,098
Counseling services and support	50,747	50,838	51,116	51,989
Marketing and communication	28,527	30,095	31,546	27,252
General and administrative	7,419	5,762	10,092	6,695
University related expenses	87,649	79,517	6,569	(405)
Loss on transaction	550	1,440	15,610	770
Total costs and expenses	185,589	178,330	126,034	97,399
Operating income	90,092	58,488	29,420	80,149
Interest income on Secured Note	—	—	13,248	13,699
Interest expense	(346)	(57)	(558)	(575)
Investment interest and other	981	1,567	371	521
Income before income taxes	90,727	59,998	42,481	93,794
Income tax expense	17,046	13,960	8,720	18,263
Net income	$73,681	$46,038	$33,761	$75,531
Earnings per share:
Basic income per share(1)	$1.55	$0.97	$0.71	$1.58
Diluted income per share(1)	$1.52	$0.95	$0.70	$1.56
Basic weighted average shares outstanding	47,432	47,604	47,682	47,708
Diluted weighted average shares outstanding	48,397	48,411	48,422	48,422

(1)	The sum of quarterly income per share may not equal annual income per share due to rounding.

Grand Canyon Education, Inc.

Notes to Consolidated Financial Statements

(In thousands, except per share data)

	2017
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Service revenue	$—	$—	$—	$—
University related revenue	248,206	218,301	236,209	271,418
Net revenue	248,206	218,301	236,209	271,418
Costs and expenses:
Technology and academic services	10,381	10,220	10,494	10,739
Counseling services and support	46,312	45,970	46,100	50,213
Marketing and communication	27,309	27,426	28,130	26,227
General and administrative	7,033	5,806	8,343	5,975
University related expenses	80,543	73,791	83,450	86,356
Loss on Transaction	—	—	—	562
Total costs and expenses	171,578	163,213	176,517	180,072
Operating income	76,628	55,088	59,692	91,346
Interest expense	(580)	(495)	(567)	(527)
Investment interest and other	2	739	1,445	757
Income before income taxes	76,050	55,332	60,570	91,576
Income tax expense	20,138	15,485	21,266	23,320
Net income	$55,912	$39,847	$39,304	$68,256
Earnings per share:
Basic income per share(1)	$1.20	$0.85	$0.83	$1.44
Diluted income per share(1)	$1.16	$0.83	$0.81	$1.41
Basic weighted average shares outstanding	46,748	47,151	47,316	47,342
Diluted weighted average shares outstanding	48,070	48,192	48,292	48,382

(1)	The sum of quarterly income per share may not equal annual income per share due to rounding.

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

Under the supervision and with the participation of our management, including our Principal Executive Officer and Principal Financial Officer, an evaluation was performed on the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a‑15(e) or 15d‑15(e) promulgated under the Exchange Act), as of the end of the period covered by this annual report. Based on that evaluation, our management, including the Principal Executive Officer and Principal Financial Officer, concluded that our disclosure controls and procedures were effective as of December 31, 2018.

Attached as exhibits to this Annual Report on Form 10‑K are certifications of our Chief Executive Officer and Chief Financial Officer, which are required in accordance with Rule 13a‑14 of the Exchange Act. This Disclosure Controls and Procedures section includes information concerning management’s evaluation of disclosure controls and procedures referred to in those certifications and, as such, should be read in conjunction with the certifications of our Chief Executive Officer and Chief Financial Officer.

Management’s Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining effective internal control over financial reporting, as such term is defined in Exchange Act Rule 13a‑15(f). Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external purposes in accordance with generally accepted accounting principles (“GAAP”).

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

Management performed an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2018, utilizing the criteria described in the “Internal Control-Integrated Framework (2013)” issued by the Committee of Sponsoring Organizations of the Treadway Commission. The objective of this assessment was to determine whether our internal control over financial reporting was effective as of December 31, 2018. Based on its assessment, management believes that, as of December 31, 2018, the Company’s internal control over financial reporting is effective.

The effectiveness of our internal control over financial reporting as of and for the year ended December 31, 2018 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their audit report which is included herein.

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors

Grand Canyon Education, Inc.:

Opinion on Internal Control Over Financial Reporting

We have audited Grand Canyon Education, Inc. and subsidiaries (the Company) internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated balance sheets of the Company as of December 31, 2018 and 2017, the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2018, and the related notes (collectively, the consolidated financial statements), and our report dated February 20, 2019 expressed an unqualified opinion on those consolidated financial statements.

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

February 20, 2019

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended December 31, 2018 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.      Other Information

We have a policy governing transaction in our securities by directors, officers, employees and others which permits these individuals to enter into trading plans complying with Rule 10b5‑1 under the Securities Exchange Act of 1934, as amended. Generally, under these trading plans, the individual relinquishes control over the transactions once the trading plan is put into place. Accordingly, sales under these plans may occur at any time, including possibly before, simultaneously with, or immediately after significant events involving our company.

We anticipate that, as permitted by Rule 10b5‑1 and our policy governing transactions in our securities, some or all of our directors, officers and employees may establish or terminate trading plans in the future. We intend to disclose the names of executive officers and directors who establish or terminate a trading plan in compliance with Rule 10b5‑1 and the requirements of our policy governing transactions in our securities in our future quarterly and annual reports on Form 10‑Q and 10‑K filed with the Securities and Exchange Commission. We undertake no obligation, however, to update or review the information provided herein, including for revision or termination of an established trading plan, other than in such quarterly and annual reports.

PART III

Item 10.       Directors, Executive Officers and Corporate Governance

Information relating to our Board of Directors, Executive Officers, and Corporate Governance required by this item appears in the sections entitled “Corporate Governance and Board Matters” and “Proposal No. 1: Election of Directors” in our 2019 proxy statement, to be filed within 120 days of our fiscal year end (December 31, 2018) and such information is incorporated herein by reference.

Our employees must act ethically at all times and in accordance with the policies in our Code of Business Conduct and Ethics. We require full compliance with this policy from all designated employees including our Chief Executive Officer, Chief Financial Officer, and Chief Accounting Officer. We publish the policy, and any amendments or waivers to the policy, in the Corporate Governance section of our website located at www.gce.com/ Investor Relations/Corporate Governance.

The charters of our Audit Committee, Compensation Committee, and Nominating and Corporate Governance Committee are also available in the Corporate Governance section of our website located at www.gce.com/Investor Relations/Corporate Governance.

Item 11.       Executive Compensation

Information relating to this item appears in the section entitled “Executive Compensation” in our 2019 proxy statement, to be filed within 120 days of our fiscal year end (December 31, 2018) and such information is incorporated herein by reference.

Item 12.       Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information relating to this item appears in the sections entitled “Executive Compensation” and “Beneficial Ownership of Common Stock” in our 2019 proxy statement, to be filed within 120 days of our fiscal year end (December 31, 2018) and such information is incorporated herein by reference.

Item 13.       Certain Relationships and Related Transactions, and Director Independence

Information relating to this item appears in the sections entitled “Corporate Governance and Board Matters — Director Independence” and “Certain Relationships and Related Party Transactions” in our 2019 proxy statement, to be filed within 120 days of our fiscal year end (December 31, 2018) and such information is incorporated herein by reference.

Item 14.       Principal Accounting Fees and Services

Information relating to this item appears in the section entitled “Ratification of Independent Registered Public Accounting Firm — Fees” in our 2019 our proxy statement, to be filed within 120 days of our fiscal year end (December 31, 2018) and such information is incorporated herein by reference.

PART IV

Item 15.       Exhibits and Consolidated Financial Statement Schedules

(a) The following documents are filed as part of this Annual Report on Form 10‑K:

1.	Consolidated Financial Statements filed as part of this report

2.	Consolidated Financial Statement Schedules:

Schedules are omitted because they are not required, or because the information required is included in the Consolidated Financial Statements and Notes thereto.

3.	Exhibits

Number	Description	Method of Filing

2.1	Asset Purchase Agreement, dated July 1, 2018, by and between Grand Canyon Education, Inc. and Grand Canyon University (formerly known as Gazelle University)#	Incorporated by reference to Exhibit 2.1 to the Company’s Quarterly Report on Form 10‑Q filed with the SEC on November 8, 2018.

2.2	Agreement and Plan of Merger, dated December 17, 2018, by and among Grand Canyon Education, Inc., GCE Cosmos Merger Sub, LLC and Orbis Education Services, LLC#	Filed herewith.

3.1	Amended and Restated Certificate of Incorporation (as amended)	Filed herewith.

Number	Description	Method of Filing
3.2	Third Amended and Restated Bylaws	Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on October 29, 2014.

4.1	Specimen of Stock Certificate	Incorporated by reference to Exhibit 4.1 to Amendment No. 2 to the Company’s Registration Statement on Form S‑1 filed with the SEC on September 29, 2008.

10.1	2008 Equity Incentive Plan, as amended†	Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10‑Q filed with the SEC on November 14, 2011.

10.2	2017 Equity Incentive Plan, as amended†	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8‑K filed with the SEC on June 14, 2017.

10.3	Form of Restricted Stock Agreement under the 2017 Equity Incentive Plan, as amended†	Incorporated by reference to Exhibit 10.3 to the Company’s Annual Report on Form 10‑K filed with the SEC on February 21, 2018.

10.4	Second Amended and Restated Executive Employment Agreement, dated July 1, 2018, by and between Grand Canyon Education, Inc. and Brian E. Mueller†	Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10‑Q filed with the SEC on November 8, 2018.

10.5	Second Amended and Restated Executive Employment Agreement, dated July 1, 2018, by and between Grand Canyon Education, Inc. and W. Stan Meyer†	Incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10‑Q filed with the SEC on November 8, 2018.

10.6	Second Amended and Restated Executive Employment Agreement, dated July 1, 2018, by and between Grand Canyon Education, Inc. and Daniel E. Bachus†	Incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10‑Q filed with the SEC on November 8, 2018.

10.7	Second Amended and Restated Executive Employment Agreement, dated July 1, 2018, by and between Grand Canyon Education, Inc. and Joseph N. Mildenhall†	Incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10‑Q filed with the SEC on November 8, 2018.

10.8	First Amended and Restated Executive Employment Agreement, dated July 1, 2018, by and between Grand Canyon Education, Inc. and Dilek Marsh†	Incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10‑Q filed with the SEC on November 8, 2018.

10.9	Executive Employment Agreement, effective July 30, 2012, by and between Grand Canyon Education, Inc. and Brian M. Roberts	Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on May 7, 2013.

Number	Description	Method of Filing
10.10	Amendment to Executive Employment Agreement, dated February 9, 2016, by and between Grand Canyon Education, Inc. and Brian M. Roberts	Incorporated by reference to Exhibit 10.8.1 to the Company’s Annual Report on Form 10‑K filed with the SEC on February 17, 2016.

10.11	Form of Director and Officer Indemnity Agreement	Incorporated by reference to Exhibit 10.21 to Amendment No. 2 to the Company’s Registration Statement on Form S-1 filed with the SEC on September 29, 2008.

10.12	Credit Agreement dated July 1, 2018, by and between Grand Canyon Education, Inc. and Grand Canyon University (formerly known as Gazelle University).	Incorporated by reference to Exhibit 10.7 to the Company’s Quarterly Report on Form 10‑Q filed with the SEC on November 8, 2018.

10.13	Master Services Agreement, dated July 1, 2018, by and between Grand Canyon Education, Inc. and Grand Canyon University (formerly known as Gazelle University).##	Incorporated by reference to Exhibit 10.8 to the Company’s Quarterly Report on Form 10‑Q filed with the SEC on November 8, 2018.

10.14	Amended and Restated Credit Agreement, dated January 22, 2019, by and among Grand Canyon Education, Inc., Bank of America, N.A., and the other parties named therein.	Filed herewith.
10.15	Amended and Restated Security and Pledge Agreement, dated January 22, 2019, by and among Grand Canyon Education, Inc., Bank of America, N.A., and the other parties named therein.	Filed herewith.
10.16

First Amendment, dated January 31, 2019 to Amended and Restated Credit Agreement, dated January 22, 2019 by and among Grand Canyon Education, Inc., Bank of America, N.A., and the other parties named therein.

Filed herewith.
10.17

First Incremental Facility Amendment, dated February 1, 2019 to Amended and Restated Credit Agreement, dated January 22, 2019 by and among Grand Canyon Education, Inc., Bank of America, N.A., and the other parties named therein.

Filed herewith.
21.0	Subsidiaries of Grand Canyon Education, Inc.	Filed herewith.

23.1	Consent of KPMG LLP, Independent Registered Public Accounting Firm	Filed herewith.

24.1	Power of Attorney	Filed herewith (on signature page)

31.1	Certification of Principal Executive Officer Pursuant to Rule 13a‑14(a) and 15d‑14(a) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith.

Number	Description	Method of Filing
31.2	Certification of Principal Financial Officer Pursuant to Rule 13a‑14(a) and 15d‑14(a) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith.

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002††	Filed herewith.

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002††	Filed herewith.

101.INS	XBRL Instance Document	Filed herewith.

101.SCH	XBRL Taxonomy Extension Schema	Filed herewith.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase	Filed herewith.

101.DEF	XBRL Taxonomy Extension Definition Linkbase	Filed herewith.

101.LAB	XBRL Taxonomy Extension Label Linkbase	Filed herewith.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase	Filed herewith.

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
Name: Brian E. Mueller
Title: Chief Executive Officer
Dated: February 20, 2019

KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Brian E. Mueller, Daniel E. Bachus, and Dan Steimel, and each of them, his true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10‑K, and to file the same, with all exhibits thereto and other documents in connection therewith the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully and to all intents and purposes as he might or could do in person hereby ratifying and confirming all that said attorneys-in-fact and agents, or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Brian E. Mueller	Chief Executive Officer and Chairman	February 20, 2019
Brian E. Mueller	(Principal Executive Officer)

/s/ Daniel E. Bachus	Chief Financial Officer	February 20, 2019
Daniel E. Bachus	(Principal Financial Officer and Principal
Accounting Officer)

/s/ Sara R. Dial	Director	February 20, 2019
Sara R. Dial

/s/ David J. Johnson	Director	February 20, 2019
David J. Johnson

/s/ Jack A. Henry	Director	February 20, 2019
Jack A. Henry

/s/ Kevin F. Warren	Director	February 20, 2019
Kevin F. Warren