Form 10-Q/A
period 2018-09-30
Grand Canyon Education, Inc.
filed 2019-04-23
CIK 1434588

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

Amendment No. 1

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes     ☒     No    ☐

Indicate by check mark whether the registrant has submitted electronically on its corporate Web site, if any, every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).   Yes     ☒    No     ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

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

EXPLANATORY NOTE

Grand Canyon Education, Inc. (the “Company”) is filing this Amendment No. 1 (this “Amendment”) to its Quarterly Report on Form 10-Q for the quarter ended September 30, 2018 (the “Form 10-Q”), which was filed with the Securities and Exchange Commission (the “SEC”) on November 8, 2018, in response to comments from the SEC regarding a confidential treatment request made by the Company with respect to Exhibit 10.8 to the Form 10-Q. The Company is refiling the agreement contained in Exhibit 10.8 and re-instating certain information previously redacted from such Exhibit. The Company has filed this Amendment in accordance with the requirements set forth in Item 601(b)(10)(iv) of Regulation S-K, which became effective after the filing of the Form 10-Q and prior to the filing of this Amendment.

Except as described above, no other changes have been made to the Form 10-Q. This Amendment does not reflect events occurring after the date of the Form 10-Q, nor does it modify or update any of the other information contained in the Form 10-Q in any way other than as required to reflect the amendment discussed above. Accordingly, this Amendment should be read in conjunction with the Form 10-Q and the Company’s other filings with the SEC.

Item 6.                          Exhibits

(a) Exhibits

Number	Description	Method of Filing

2.1	Asset Purchase Agreement, dated July 1, 2018, by and between Grand Canyon Education, Inc. and Grand Canyon University (formerly known as Gazelle University)#	Previously filed with the Quarterly Report on Form 10 Q for the quarter ended September 30, 2018, filed with the SEC on November 8, 2018.

3.1	Amended and Restated Certificate of Incorporation.	Incorporated by reference to Exhibit 3.1 to Amendment No. 6 to the University’s Registration Statement on Form S-1 filed with the SEC on November 12, 2008.

3.1.1	Certificate of Amendment of Amended and Restated Certificate of Incorporation.	Incorporated by reference to Appendix A to the University’s Proxy Statement for its 2016 Annual Meeting of Stockholders, filed with the SEC on April 29, 2016.

3.2	Third Amended and Restated Bylaws.	Incorporated by reference to Exhibit 3.1 to the University’s Current Report on Form 8-K filed with the SEC on October 29, 2014.

4.1	Specimen of Stock Certificate.	Incorporated by reference to Exhibit 4.1 to Amendment No. 2 to the University’s Registration Statement on Form S-1 filed with the SEC on September 29, 2008.

10.1	Second Amended and Restated Executive Employment Agreement, dated July 1, 2018, by and between Grand Canyon Education, Inc. and Brian E. Mueller†	Previously filed with the Quarterly Report on Form 10 Q for the quarter ended September 30, 2018, filed with the SEC on November 8, 2018.

10.2	Second Amended and Restated Executive Employment Agreement, dated July 1, 2018, by and between Grand Canyon Education, Inc. and W. Stan Meyer†	Previously filed with the Quarterly Report on Form 10 Q for the quarter ended September 30, 2018, filed with the SEC on November 8, 2018.

10.3	Second Amended and Restated Executive Employment Agreement, dated July 1, 2018, by and between Grand Canyon Education, Inc. and Daniel E. Bachus†	Previously filed with the Quarterly Report on Form 10 Q for the quarter ended September 30, 2018, filed with the SEC on November 8, 2018.

10.4	Second Amended and Restated Executive Employment Agreement, dated July 1, 2018, by and between Grand Canyon Education, Inc. and Joseph N. Mildenhall†	Previously filed with the Quarterly Report on Form 10 Q for the quarter ended September 30, 2018, filed with the SEC on November 8, 2018.

10.5	First Amended and Restated Executive Employment Agreement, dated July 1, 2018, by and between Grand Canyon Education, Inc. and Dilek Marsh†	Previously filed with the Quarterly Report on Form 10 Q for the quarter ended September 30, 2018, filed with the SEC on November 8, 2018.

10.6	Second Amendment dated July 1, 2018, to Credit Agreement, dated December 21, 2012, by and among Grand Canyon Education, Inc., Bank of America, N.A., and the other parties named therein.†	Previously filed with the Quarterly Report on Form 10 Q for the quarter ended September 30, 2018, filed with the SEC on November 8, 2018.

10.7	Credit Agreement, dated July 1, 2018, by and between Grand Canyon Education, Inc. and Grand Canyon University (formerly known as Gazelle University)	Previously filed with the Quarterly Report on Form 10 Q for the quarter ended September 30, 2018, filed with the SEC on November 8, 2018.

10.8	Master Services Agreement, dated July 1, 2018, by and between Grand Canyon Education, Inc. and Grand Canyon University (formerly known as Gazelle University)##	Filed Herewith.

31.1	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed Herewith.

31.2	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed Herewith.

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. ††	Previously filed with the Quarterly Report on Form 10 Q for the quarter ended September 30, 2018, filed with the SEC on November 8, 2018.

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. ††	Previously filed with the Quarterly Report on Form 10 Q for the quarter ended September 30, 2018, filed with the SEC on November 8, 2018.

101.INS	XBRL Instance Document	Previously filed with the Quarterly Report on Form 10 Q for the quarter ended September 30, 2018, filed with the SEC on November 8, 2018.

101.SCH	XBRL Taxonomy Extension Schema	Previously filed with the Quarterly Report on Form 10 Q for the quarter ended September 30, 2018, filed with the SEC on November 8, 2018.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase	Previously filed with the Quarterly Report on Form 10 Q for the quarter ended September 30, 2018, filed with the SEC on November 8, 2018.

101.DEF	XBRL Taxonomy Extension Definition Linkbase	Previously filed with the Quarterly Report on Form 10 Q for the quarter ended September 30, 2018, filed with the SEC on November 8, 2018.

101.LAB	XBRL Taxonomy Extension Label Linkbase	Previously filed with the Quarterly Report on Form 10 Q for the quarter ended September 30, 2018, filed with the SEC on November 8, 2018.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase	Previously filed with the Quarterly Report on Form 10 Q for the quarter ended September 30, 2018, filed with the SEC on November 8, 2018.

†                        Indicates a management contract or any compensatory plan, contract or arrangement.

#                        Schedules and similar attachments have been omitted pursuant to Item 601(b)(2) of Regulation S-K. The Company will furnish supplementally a copy of any omitted schedule or similar attachment to the Securities and Exchange Commission upon request.

##                 Certain portions of this document have been redacted pursuant to Regulation S-K, Item 601(b)(10)(iv).

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

GRAND CANYON EDUCATION, INC.

Date: April 23, 2019	By:	/s/ Daniel E. Bachus
Daniel E. Bachus
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer