Form 10-Q
period 2019-03-31
Grand Canyon Education, Inc.
filed 2019-05-07
CIK 1434588

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10‑Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

or

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

(602) 247‑4400

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b‑2 of the Exchange Act).   Yes  ☐    No  ☒

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock	LOPE	Nasdaq Global Select Market

The total number of shares of common stock outstanding as of May 3, 2019, was 48,248,212.

GRAND CANYON EDUCATION, INC.

FORM 10‑Q

PART I – FINANCIAL INFORMATION

Item 1.Financial Statements

GRAND CANYON EDUCATION, INC.

Consolidated Income Statements

(Unaudited)

	Three Months Ended
	March 31,
(In thousands, except per share data)	2019	2018
Service revenue	$197,287	$—
University related revenue	—	275,681
Net revenue	197,287	275,681
Costs and expenses:
Technology and academic services	19,039	10,697
Counseling services and support	53,093	50,747
Marketing and communication	35,461	28,527
General and administrative	11,489	7,419
Amortization of intangible assets	1,686	—
University related expenses	—	87,649
Loss on Transaction	4,088	550
Total costs and expenses	124,856	185,589
Operating income	72,431	90,092
Interest income on Secured Note	13,735	—
Interest expense	(2,586)	(346)
Investment interest and other	1,119	981
Income before income taxes	84,699	90,727
Income tax expense	11,456	17,046
Net income	$73,243	$73,681
Earnings per share:
Basic income per share	$1.54	$1.55
Diluted income per share	$1.52	$1.52
Basic weighted average shares outstanding	47,699	47,432
Diluted weighted average shares outstanding	48,274	48,397

The accompanying notes are an integral part of these consolidated financial statements.

GRAND CANYON EDUCATION, INC.

Consolidated Statements of Comprehensive Income

(Unaudited)

	Three Months Ended
	March 31,
(In thousands)	2019	2018
Net income	$73,243	$73,681
Other comprehensive income, net of tax:
Unrealized gains on available-for-sale securities, net of taxes of $8 for March 31, 2018	—	24
Unrealized gains (losses) on hedging derivatives, net of taxes of $35 and $57 for March 31, 2019 and 2018, respectively	(107)	174
Comprehensive income	$73,136	$73,879

The accompanying notes are an integral part of these consolidated financial statements.

GRAND CANYON EDUCATION, INC.

Consolidated Balance Sheets

	March 31,	December 31,
(In thousands, except par value)	2019	2018
	(Unaudited)
ASSETS:
Current assets
Cash and cash equivalents	$88,467	$120,346
Restricted cash and cash equivalents	300	61,667
Investments	14,243	69,002
Accounts receivable, net	74,653	46,830
Interest receivable on Secured Note	4,785	4,650
Income tax receivable	3,423	8
Other current assets	12,337	6,963
Total current assets	198,208	309,466
Property and equipment, net	116,239	111,039
Right-of-use assets	13,186	—
Secured Note receivable	929,998	900,093
Amortizable intangible assets, net	208,594	—
Goodwill	151,228	2,941
Other assets	2,020	478
Total assets	$1,619,473	$1,324,017
LIABILITIES AND STOCKHOLDERS’ EQUITY:
Current liabilities
Accounts payable	$13,295	$14,274
Accrued compensation and benefits	17,985	15,427
Accrued liabilities	15,543	8,907
Income taxes payable	23,500	5,442
Deferred revenue	5,168	—
Current portion of lease liability	2,089	—
Current portion of notes payable	48,422	36,468
Total current liabilities	126,002	80,518
Deferred income taxes, noncurrent	9,427	6,465
Lease liability, less current portion	11,177	—
Notes payable, less current portion	199,994	23,437
Total liabilities	346,600	110,420
Commitments and contingencies
Stockholders’ equity
Preferred stock, $0.01 par value, 10,000 shares authorized; 0 shares issued and outstanding at March 31, 2019 and December 31, 2018	—	—
Common stock, $0.01 par value, 100,000 shares authorized; 52,922 and 52,690 shares issued and 48,246 and 48,201 shares outstanding at March 31, 2019 and December 31, 2018, respectively	529	527
Treasury stock, at cost, 4,676 and 4,489 shares of common stock at March 31, 2019 and December 31, 2018, respectively	(143,579)	(125,452)
Additional paid-in capital	261,071	256,806
Accumulated other comprehensive loss	(560)	(453)
Retained earnings	1,155,412	1,082,169
Total stockholders’ equity	1,272,873	1,213,597
Total liabilities and stockholders’ equity	$1,619,473	$1,324,017

The accompanying notes are an integral part of these consolidated financial statements.

GRAND CANYON EDUCATION, INC.

Consolidated Statement of Stockholders’ Equity

(In thousands)

(Unaudited)

	Three Months Ended March 31, 2019
						Accumulated
					Additional	Other
	Common Stock		Treasury Stock		Paid-in	Comprehensive	Retained
	Shares	Par Value	Shares	Cost	Capital	Loss	Earnings	Total
Balance at December 31, 2018	52,690	$527	4,489	$(125,452)	$256,806	$(453)	$1,082,169	$1,213,597
Comprehensive income	—	—	—	—	—	(107)	73,243	73,136
Common stock purchased for treasury	—	—	108	(10,000)	—	—	—	(10,000)
Restricted shares forfeited	—	—	11	—	—	—	—	—
Share-based compensation	149	1	68	(8,127)	2,635	—	—	(5,491)
Exercise of stock options	83	1	—	—	1,630	—	—	1,631
Balance at March 31, 2019	52,922	$529	4,676	$(143,579)	$261,071	$(560)	$1,155,412	$1,272,873

	Three Months Ended March 31, 2018
						Accumulated
					Additional	Other
	Common Stock		Treasury Stock		Paid-in	Comprehensive	Retained
	Shares	Par Value	Shares	Cost	Capital	Loss	Earnings	Total
Balance at December 31, 2017	52,277	523	4,152	(100,694)	232,670	(724)	854,176	985,951
Cumulative effect from the adoption of accounting pronouncements, net of taxes	—	—	—	—	—	—	(1,174)	(1,174)
Comprehensive income	—	—	—	—	—	198	73,681	73,879
Common stock purchased for treasury	—	—	5	(508)	—	—	—	(508)
Restricted shares forfeited	—	—	3	—	—	—	—	—
Share-based compensation	160	2	119	(11,524)	3,467	—	—	(8,055)
Exercise of stock options	59	—	—	—	919	—	—	919
Balance at March 31, 2018	52,496	$525	4,279	$(112,726)	$237,056	$(526)	$926,683	$1,051,012

The accompanying notes are an integral part of these consolidated financial statements.

GRAND CANYON EDUCATION, INC.

Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended
	March 31,
(In thousands)	2019	2018
Cash flows provided by operating activities:
Net income	$73,243	$73,681
Adjustments to reconcile net income to net cash provided by operating activities:
Share-based compensation	2,636	3,469
Provision for bad debts	—	4,997
Depreciation and amortization	4,414	13,947
Amortization of intangible assets	1,686	—
Deferred income taxes	2,855	1,928
Loss on transaction, net of costs and asset impairment	4,088	—
Other, including fixed asset impairments	(186)	539
Changes in assets and liabilities:
Accounts receivable from university partners	(24,722)	—
Accounts receivable	—	(3,558)
Prepaid expenses and other	(3,425)	(1,332)
Right-of-use assets and lease liabilities	80	—
Accounts payable	(4,903)	563
Accrued liabilities	805	7,665
Income taxes receivable/payable	14,643	14,809
Deferred rent	—	(36)
Deferred revenue	5,123	24,686
Student deposits	—	(22,350)
Net cash provided by operating activities	76,337	119,008
Cash flows used in investing activities:
Capital expenditures	(4,586)	(35,347)
Additions of amortizable content	(157)	—
Acquisition, net of cash acquired	(361,184)	—
Funding to GCU for capital expenditures	(29,905)	—
Purchases of investments	(1,772)	(17,122)
Proceeds from sale or maturity of investments	56,752	13,944
Net cash used in investing activities	(340,852)	(38,525)
Cash flows provided by (used in) financing activities:
Principal payments on notes payable	(59,850)	(1,716)
Debt issuance costs	(2,385)	—
Proceeds from notes payable	243,750	—
Net borrowings from revolving line of credit	6,250	—
Repurchase of common shares including shares withheld in lieu of income taxes	(18,127)	(12,032)
Net proceeds from exercise of stock options	1,631	919
Net cash provided by (used in) financing activities	171,269	(12,829)
Net (decrease) increase in cash and cash equivalents and restricted cash	(93,246)	67,654
Cash and cash equivalents and restricted cash, beginning of period	182,013	248,008
Cash and cash equivalents and restricted cash, end of period	$88,767	$315,662
Supplemental disclosure of cash flow information
Cash paid for interest	$1,667	$321
Cash paid for income taxes	$420	$375
Supplemental disclosure of non-cash investing and financing activities
Purchases of property and equipment included in accounts payable	$736	$13,081
Reclassification of capitalized costs – adoption of ASC 606	$—	$9,015
Reclassification of deferred revenue – adoption of ASC 606	$—	$7,451
Lease adoption - gross up of right of use assets and lease liabilities	$498	$—

The accompanying notes are an integral part of these consolidated financial statements.

1. Nature of Business

Grand Canyon Education, Inc. (together with its subsidiaries, the “Company” or “GCE”) is a publicly traded education services company. Prior to July 1, 2018, GCE owned and operated Grand Canyon University (the “University”), a comprehensive regionally accredited university that offers approximately 240 graduate and undergraduate degree programs, emphases and certificates across nine colleges both online and on ground at its campus in Phoenix, Arizona, at leased facilities and at facilities owned by third party employers of its students. On July 1, 2018, the Company sold the University to Grand Canyon University, an Arizona non-profit corporation formerly known as Gazelle University (“GCU”). As a result of this transaction (the “Transaction”), GCE became an educational services company focused on providing a full array of support services to institutions in the post-secondary education sector. GCE has developed significant technological solutions, infrastructure and operational processes to provide services to these institutions on a large scale.  See Note 2 to our consolidated financial statements for a full description of the Transaction.

On December 17, 2018, the Company entered into a definitive Agreement and Plan of Merger to acquire Orbis Education Services, LLC (“Orbis Education”). Orbis Education is an education services company that supports healthcare education programs for 17 university partners across the United States. The closing of the merger occurred on January 22, 2019 and, as a result of the merger, GCE acquired all of the outstanding equity interests of Orbis Education for $361,184, net of cash acquired (the “Acquisition”). The Company financed a portion of the purchase price through a credit facility provided by a consortium of banks led by our existing bank group.  See Note 3 to our consolidated financial statement for a full description of the Acquisition.

As a result of the Transaction and Acquisition, the Company no longer owns and operates an institution of higher education, but instead provides a bundle of services in support of its 18 university partners.

2. The Transaction

Asset Purchase Agreement and Related Agreements

On July 1, 2018, the Company consummated an Asset Purchase Agreement (the “Asset Purchase Agreement”) with GCU.  In conjunction with the Asset Purchase Agreement, we received a secured note from GCU as consideration for the transferred assets (the “Transferred Assets”) in the initial principal amount of $870.1 million (the “Secured Note”). The Secured Note contains customary commercial credit terms, including affirmative and negative covenants applicable to GCU, and provides that the Secured Note bears interest at an annual rate of 6.0%, has a maturity date of June 30, 2025, and is secured by all of the assets of GCU. The Secured Note provides for GCU to make interest only payments during the term, with all principal and accrued and unpaid interest due at maturity and also provides that we may loan additional amounts to GCU to fund approved capital expenditures during the first three years of the term.  In connection with the closing of the Asset Purchase Agreement, the Company and GCU entered into a long-term master services agreement pursuant to which the Company provides identified technology and academic services, counseling services and support, marketing and communication services, and several back office services to GCU in return for 60% of GCU’s tuition and fee revenue.

The Company was a party to a credit agreement with Bank of America, N.A. as Administrative Agent, and other lenders, dated December 21, 2012 and amended as of January 15, 2016. Effective July 1, 2018, the Company and the lenders amended the credit agreement (the “Amendment”) to release the assets pledged as collateral in order to enable GCE to sell them to GCU and complete the Transaction.  In connection with the Amendment, GCE provided restricted cash collateral in the amount of $61,667 as of December 31, 2018.

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

The Company received the Secured Note for the Transferred Assets. The Company also transferred cash equal to $34,107 representing a working capital adjustment as part of the closing. Except for identified liabilities assumed by GCU, GCE retained responsibility for all liabilities of the business arising from pre-closing operations. For the three months ended March 31, 2018 the Company had transaction expenses of $550, included in Loss on Transaction.

3. Acquisition

On January 22, 2019, GCE acquired Orbis Education for $361,184 (inclusive of closing date adjustments and net of cash acquired).  Orbis Education is an education services company that supports healthcare education programs for 17 university partners across the United States.  Concurrent with the closing of the Acquisition, GCE entered into an amended and restated credit agreement and used $191,000 from the amended and restated credit agreement and $171,034 of operating cash flows on hand to complete the purchase.  See Note 11 of our consolidated financial statements for a description of the amended and restated credit agreement.  The fair value of the assets acquired, less the liabilities assumed exceeded the purchase price by $148,287 which was recorded as goodwill.  Transaction costs for the Acquisition for the year ended December 31, 2018 were $808 and for the three months ended March 31, 2019 were $4,088, which are included in the Loss on Transaction in our consolidated income statement.

The Acquisition was accounted for in accordance with the acquisition method of accounting.  Under this method the cost of the target is allocated to the identifiable assets acquired and liabilities assumed based on their estimated fair values at the date of acquisition. The following table provides a tabular depiction of the Company’s allocation of the total purchase price to each of the assets acquired and liabilities assumed based on the Company’s fair value estimates.

Assets acquired
Cash, including $300 of pledged collateral	$4,793
Accounts receivable, net of allowance of $0	$3,236
Property and equipment	$5,392
Right-of-use assets	$13,069
Intangible assets	$210,280
Other assets	$2,793
Liabilities assumed
Accounts payable	$4,308
Accrued and other liabilities	$4,451
Lease liability	$13,069
Deferred revenue	$45
Total net asset or liability purchased and assumed	$217,690

Purchase price	$365,977

Excess of fair value of net assets acquired over consideration given (“goodwill”)	$148,287

The estimated fair values of current assets and liabilities were based upon their historical costs on the date of acquisition due to their short-term nature.  The majority of property and equipment were also estimated based upon historical costs as they approximated fair value.  Identified intangible assets of $210,280, consist primarily of university partner relationships that were valued at $210,000.  The fair value of university partner relationships was determined using the multiple-period excess earnings method.

The amounts recorded related to the Acquisition is subject to adjustment as the Company has not yet completed the final allocation of the purchase price.  The Company has one year from the date of the Acquisition to complete the allocation of the purchase price.

The Company has consolidated the results of operations for Orbis Education since its Acquisition on January 22, 2019.  Consolidated net revenue and consolidated net income for the three months ended March 31, 2019 include $17,481 and $380, respectively, from Orbis Education.  The following table reports pro forma information as if the Acquisition of Orbis Education had been completed at the beginning of the earliest period presented:

	Three Months Ended March 31,
	2019	2018
Net revenue
As Reported	$197,287	$275,681
Pro forma	$200,537	$289,255

Net income
As Reported	$73,243	$73,681
Pro forma	$61,998	$58,699

The pro forma information above for the three months ended March 31, 2019 and 2018 includes acquisition related costs in both periods, amortization of intangible assets as a result of the Acquisition, additional interest expense on the debt issued to finance the Acquisition, depreciation expense based on the estimated fair value of the assets acquired, and warrant expense and related tax effects. The pro forma financial information is not necessarily indicative of the results of operations that would have occurred had the transactions been consummated on January 1, 2019 and 2018.

4. Summary of Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. Intercompany transactions have been eliminated in consolidation.

Unaudited Interim Financial Information

The accompanying unaudited interim consolidated financial statements of the Company have been prepared in accordance with U.S. generally accepted accounting principles and pursuant to the rules and regulations of the United States Securities and Exchange Commission and the instructions to Form 10‑Q and Article 10, consistent in all material respects with those applied in its financial statements included in its Annual Report on Form 10‑K for the fiscal year ended December 31, 2018. They do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. Such interim financial information is unaudited but reflects all adjustments that in the opinion of management are necessary for the fair presentation of the interim periods presented. Interim results are not necessarily indicative of results for a full year. These consolidated financial statements should be read in conjunction with the Company’s audited financial statements and footnotes included in its Annual Report on Form 10‑K for the fiscal year ended December 31, 2018 from which the December 31, 2018 balance sheet information was derived. For purposes hereof, the term “university related revenue” refer to the Company’s revenue from operations prior to the sale of the University to GCU, and the term “university related expenses” refers to the Company’s expenses related to the operation of the University prior to the sale of the University to GCU and that are now the responsibility of GCU.

Restricted Cash and Cash Equivalents

A significant portion of the Company’s university related revenue was received from students who participated in government financial aid and assistance programs. Prior to July 1, 2018, restricted cash and cash equivalents represented amounts received from the federal and state governments under various student aid grant and loan programs, such as Title IV. The Company received these funds subsequent to the completion of the authorization and disbursement process and held them for the benefit of the student. The Department of Education requires Title IV funds collected in advance of student billings to be restricted until the course begins. Prior to the Transaction, the Company recorded all of these amounts as a current asset in restricted cash and cash equivalents. The majority of these funds remained as restricted for an average of 60 to 90 days from the date of receipt. Restricted cash and cash equivalents at December 31, 2018 represents the cash collateral on the credit agreement, which was released as part of the amended and restated credit agreement on January 22, 2019.  Restricted cash and cash equivalents at March 31, 2019 represents cash pledged for leased office space.

Investments

The Company considers its investments in municipal bonds, mutual funds, municipal securities, certificates of deposit and commercial paper as available-for-sale securities or trading securities based on the Company’s intent for the respective security. Available-for-sale securities are carried at fair value, determined using Level 1 and Level 2 of the hierarchy of valuation inputs, with the use of quoted market prices and inputs other than quoted prices that are observable for the assets, with unrealized gains and losses, net of tax, reported as a separate component of other comprehensive income. Unrealized losses considered to be other-than-temporary are recognized currently in earnings. Amortization of premiums, accretion of discounts, interest and dividend income and realized gains and losses are included in interest and other income.  As of December 31, 2018, the Company transferred its investments from available-for-sale to trading, due to the Company's decision to liquidate all investments to fund a portion of the purchase price paid in the Acquisition.  Trading securities are carried at fair value and unrealized holding gains and losses are included in earnings.  See Note 3 of our consolidated financial statements for further discussion on the Acquisition.

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

On February 27, 2013, the Company entered into an interest rate corridor to manage its 30 Day LIBOR interest exposure related to its variable rate debt. The fair value of the interest rate corridor instrument as of March 31, 2019 and December 31, 2018 was $423 and $600, respectively, which is included in other assets. The fair value of the derivative instrument was determined using a hypothetical derivative transaction and Level 2 of the hierarchy of valuation inputs. This derivative instrument was originally designated as a cash flow hedge of variable rate debt obligations. The adjustment of $142 and $231 for the three months ended March 31, 2019 and 2018, respectively, for the effective portion of the gains and losses on the derivatives is included as a component of other comprehensive income, net of taxes.

The interest rate corridor instrument reduces variable interest rate risk starting March 1, 2013 through December 20, 2019 with a notional amount of $58,333 as of March 31, 2019. The corridor instrument’s terms permit the Company to hedge its interest rate risk at several thresholds; the Company pays variable interest monthly based on the 30 Day LIBOR rates until that index reaches 1.5%. If 30 Day LIBOR is equal to 1.5% through 3.0%, the Company pays 1.5%. If 30 Day LIBOR exceeds 3.0%, the Company pays actual 30 Day LIBOR less 1.5%.

At March 31, 2019, the Company expects to reclassify gains or losses on derivative instruments from accumulated other comprehensive income (loss) into earnings during the next 12 months as the derivative instrument expires in December 2019.

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

Revenue Recognition

University related revenue – prior to July 1, 2018

On January 1, 2018, the Company adopted “Revenue from Contracts with Customers” using the modified retrospective method applied to all contracts. Prior to the Transaction on July 1, 2018, net revenues consisted primarily of tuition, net of scholarships, and fees derived from courses taught by the University online, on ground, and at facilities it leased or those of employers, as well as from related educational resources that the University provided to its students, such as access to online materials. Tuition revenue was recognized pro-rata over the applicable period of instruction. A contract was entered into with a student and covered a course or semester. Revenue recognition occurred once a student started attending a course. The Company also charged online students an upfront learning management fee, which was deferred and recognized over the initial course. The Company had no costs that were capitalized to obtain or to fulfill a contract with a customer. Ancillary revenues included housing and fee revenues that were recognized over the period the services were provided and also included revenues from sales and services such as food and beverage, merchandise, hotel, golf and arena events that were recognized as sales occurred or services were performed as these services were transferred at a point in time. For the three months ended March 31, 2018, the Company’s revenue was reduced by approximately $60,241, as a result of scholarships that the Company offered to students. Sales tax collected from students is excluded from net revenues. Collected but unremitted sales tax is included as an accrued liability in our consolidated balance sheet.

The following table presents our revenues disaggregated by the nature of transfer of services for the three months ended March 31, 2018:

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

Service revenue commenced July 1, 2018

Starting July 1, 2018, the Company generates all of its revenue through services agreements with its university partners (“Services Agreements”), pursuant to which the Company provides integrated technology and academic services, marketing and communication services, and back office services to its university partners in return for a percentage of tuition and fee revenue. Effective July 1, 2018, the Company adopted “Revenue from Contracts with Customers” applied to our Services Agreements, as an education service provider.

The Company’s Services Agreements have initial terms ranging from 7-15 years, subject to renewal options, although certain agreements may give the university partners the right to terminate early if certain conditions are met.    The Company’s Services Agreements have a single performance obligation, as the promises to provide the identified services are not distinct within the context of these agreements. The single performance obligation is delivered as our partners receive and consume benefits, which occurs ratably over a series of distinct service periods (daily or semester). Service revenue is recognized over time using the output method of measuring progress towards complete satisfaction of the single performance obligation. The output method provides a faithful depiction of the performance toward complete satisfaction of the performance obligation and can be tied to the time elapsed which is consumed evenly over the service period and is a direct measurement of the value provided to our partners. The service fees received from our partners over the term of the agreement are variable in nature in that they are dependent upon the number of students attending the university partner’s program and revenues generated from those students during the service period. Due to the variable nature of the consideration over the life of the service arrangement, the Company considers forming an expectation of the variable consideration to be received over the service life of this one performance obligation. However, since the performance obligation represents a series of distinct services, the Company will recognize the variable consideration that becomes known and billable because these fees related to the distinct service period in which the fees are earned. The Company meets the criteria in the standard and will exercise the practical expedient and not disclose the aggregate amount of the transaction price allocated to the single performance obligation that is unsatisfied as of the end of the reporting period. The Company does not disclose the value of unsatisfied performance obligations because the directly allocable variable consideration is allocated entirely to a wholly unsatisfied promise to transfer a service that forms part of a single performance obligation. The service fees are calculated and settled per the terms of the Services Agreements and result in a settlement duration of less than one year for all partners. There are no refunds or return rights under the Services Agreements.

The Company’s receivables represent unconditional rights to consideration from our Services Agreements with our university partners. Accounts receivable, net is stated at net realizable value and contains billed and unbilled revenue.  The Company utilizes the allowance method to provide for doubtful accounts based on its evaluation of the collectability of the amounts due. There have been no amounts written off and no reserves established as of March 31, 2019 given historical collection experience.  The Company will continue to review and revise its allowance methodology based on its collection experience with its partners.

For our partners with unbilled revenue, revenue recognition occurs in advance of billings. Billings for some university clients do not occur until after the service period has commenced and final enrollment information is available. Our unbilled revenue of $1,556 as of March 31, 2019 represents contract assets included in accounts receivable in our consolidated balance sheets.  Deferred revenue represents the excess of amounts received as compared to amounts recognized in revenue on our consolidated statements of income as of the end of the reporting period, and such amounts are reflected as a current liability on our consolidated balance sheets. We generally receive payments for our services billed within 30 days of invoice. These payments are recorded as deferred revenue until the services are delivered and revenue is recognized.

Internally Developed Technology

The Company capitalizes certain costs related to internal-use software, primarily consisting of direct labor associated with creating technology. Software development projects generally include three stages: the preliminary project stage (all costs are expensed as incurred), the application development stage (certain costs are capitalized and certain costs are expensed as incurred) and the post-implementation or operation stage (all costs are expensed as incurred). Costs capitalized in the application development stage include costs of design, coding, integration, and testing of the software developed. Capitalization of costs requires judgment in determining when a project has reached the application development stage and the period over which we expect to benefit from the use of that software. Once the software is placed in service, these costs are amortized over the estimated useful life of the software, which is generally three years.  These assets are a component of our property and equipment, net in our consolidated balance sheet.

Capitalized Content Development

The Company capitalizes certain costs to fulfill a contract related to the development and digital creation of content on a course-by-course basis for each university partner, many times in conjunction with faculty and subject matter experts. It is responsible for the conversion of instructional materials to an on-line format, including outlines, quizzes, lectures, and articles in accordance with the educational guidelines provided to us by our university partners, prior to the respective course commencing. We also capitalize the creation of learning objects which are digital assets such as online demonstrations, simulations, and case studies used to obtain learning objectives.

Costs that are capitalized include payroll and payroll-related costs for employees who are directly associated and spend time producing content and payments to faculty and subject matter experts involved in the process.  The Company starts capitalizing content costs when it begins to develop or to convert a particular course, resources have been assigned and a timeline has been set. The content asset is placed in service when all work is complete and the curriculum could be used for instruction. Capitalized content development assets are included in other assets in our consolidated balance sheets.  The Company has concluded that the most appropriate method to amortize the deferred content assets is on a straight-line basis over the estimated life of the course, which is generally four years which corresponds with course’s review and major revision cycle.  As of March 31, 2019, $1,222 of deferred content assets are included in other assets, long-term in the Company’s consolidated balance sheets and amortization is included in technical and academic services where the costs originated.

Amortizable Intangible Assets

The Company capitalizes purchased intangible assets, such as university partner relationships (customer relationships), and tradenames, and amortizes them on a straight-line basis over their estimated useful lives.

Business Combinations

The purchase price of an acquisition is allocated to the assets acquired, including intangible assets, and liabilities assumed, based on their respective fair values at the acquisition date.  Acquisition-related costs are expensed as incurred.  The excess of the cost of an acquired entity, net of the amounts assigned to the assets acquired and liabilities assumed, is recognized as goodwill.  The net assets and result of operations of an acquired entity are included on the Company's consolidated financial statements from the acquisition date.

Goodwill

Goodwill represents the excess of the cost over the fair market value of net assets acquired, including identified intangible assets.  Goodwill is tested annually or more frequently if circumstances indicate potential impairment.  The Financial Accounting Standards Board (“FASB”) has issued guidance that permits an entity to first assess qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test.  The Company reviews goodwill at least annually or more frequently if an event occurs or circumstances change that would more likely than not reduce the fair value of the reporting unit below its carrying value.

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

Technology and Academic Services

Technology and academic services consist primarily of costs related to ongoing maintenance of educational infrastructure, including online course delivery and management, student records, assessment, customer relations management and other internal administrative systems. This also includes costs to provide support for content development, support for faculty including training and development, technology support, rent and occupancy costs for university partners’ off-campus locations, and assistance with state compliance. This expense category includes salaries, benefits and share-based compensation, information technology costs, amortization of content development costs and other costs associated with these support services. This category also includes an allocation of depreciation, amortization, and occupancy costs attributable to the provision of certain services, primarily at the Company’s Phoenix, Arizona location.

Counseling Services and Support

Counseling services and support consist primarily of costs including team-based counseling and other support to prospective and current students as well as financial aid processing. This expense category includes salaries, benefits and share-based compensation, and other costs such as dues, fees and subscriptions and travel costs. This category also includes an allocation of depreciation, amortization, lease expense, and occupancy costs attributable to the provision of certain services, primarily at the Company’s Phoenix, Arizona location.

Marketing and Communication

Marketing and communication includes lead acquisition, digital communication strategies, brand identity advertising, media planning and strategy, video, data science and analysis, marketing to potential students and other promotional and communication services. This category was primarily from our historical captions of advertising and marketing and promotional. This expense category includes salaries, benefits and share-based compensation for marketing and communication personnel, brand advertising, marketing leads and other promotional and communication expenses. This category also includes an allocation of depreciation, amortization, lease expense, and occupancy costs attributable to the provision of certain services, primarily at the Company’s Phoenix, Arizona and Indianapolis, Indiana locations. Advertising costs are expensed as incurred.

General and Administrative

General and administrative expenses include salaries, benefits and share-based compensation of employees engaged in corporate management, finance, human resources, compliance, and other corporate functions. This category also includes an allocation of depreciation, amortization, lease expense, and occupancy costs attributable to the provision of these services, primarily at the Company’s Phoenix, Arizona and Indianapolis, Indiana locations.

University related expenses

University related expenses represent the costs that were transferred to GCU in the Transaction and that are no longer incurred by the Company.

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

Concentration of Credit Risk

The Company believes the credit risk related to cash equivalents and investments is limited due to its adherence to an investment policy that requires investments to have a minimum BBB rating, depending on the type of security, by one major rating agency at the time of purchase. All of the Company’s cash equivalents and investments as of March 31, 2019 and December 31, 2018 consist of investments rated BBB or higher by at least one rating agency. Additionally, the Company utilizes more than one financial institution to conduct initial and ongoing credit analysis on its investment portfolio to monitor and lower the potential impact of market risk associated with its cash equivalents and investment portfolio. The Company is also subject to credit risk for its accounts receivable balance. The Company has not experienced any losses on receivables to date. To manage accounts receivable risk, the Company maintains an allowance for doubtful accounts, if needed. Our dependence on our largest university partner subjects us to the risk that declines in our customer’s operations would result in a sustained reduction in revenues for the Company.

Use of Estimates

The preparation of consolidated financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

Segment Information

The Company operates as a single educational services company using a core infrastructure that serves the curriculum and educational delivery needs of its 18 university partners. The Company’s Chief Executive Officer manages the Company’s operations as a whole and no expense or operating income information is generated or evaluated on any component level.

Accounting Pronouncements Adopted in 2019

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), which introduced a lessee model that requires the majority of leases to be recognized on the balance sheet.  On January 1, 2019, the Company adopted the ASU using the modified retrospective transition approach and elected the transition option to recognize the adjustment in the period of adoption rather than in the earliest period presented.  Adoption of the new guidance resulted in an immaterial amount of right-of-use (“ROU”) assets and lease liabilities of $498.  Subsequent to adoption, the Company recognized ROU assets of $13,069 and lease liabilities of $13,069 acquired in the Acquisition. As part of the adoption process the Company made the following elections:

•	The Company elected the hindsight practical expedient, for all leases.
•	The Company elected the package of practical expedients to not reassess prior conclusions related to contracts containing leases, lease classification and initial direct costs for all leases.
•	The Company elected to make the accounting policy election for short-term leases resulting in lease payments being recorded as an expense on a straight-line basis over the lease term.

ROU assets and lease liabilities are recognized at commencement date based on the present value of lease payments over the lease term.  The Company’s leases do not provide an implicit rate.  The Company uses its incremental borrowing rate based on the information available at commencement date in determining the present value of lease payments.  Refer to Note 10 to our consolidated financial statements for further disclosures regarding the impact of adopting this standard.

In August 2017, the FASB issued “Targeted Improvements to Accounting for Hedging Activities.”  This standard targets improvements in the hedge relationship documentation, testing and disclosures for derivatives.  This standard is effective for fiscal years and interim periods within those years, beginning after December 15, 2018.  Accordingly, the standard was adopted by us as of January 1, 2019.  The adoption of this guidance did not have a material impact on the Company’s financial condition, results of operations or statement of cash flows.  The Company elected a qualitative approach starting in 2019 to assess its hedge effectiveness and included updated disclosures as required by the standard.

Recent Accounting Pronouncements

In January 2017, the FASB issued ASU No. 2017-04, Intangibles-Goodwill and Other (Topic 350); Simplifying the Test for Goodwill Impairment, which eliminated step two from the goodwill impairment test and requires an entity to recognize an impairment charge for the amount by which the carrying amount of a reporting unit exceeds its fair value, up to the amount of goodwill allocated to that reporting unit.  The amendments in this standard are effective for fiscal years beginning after December 15, 2019, with early adoption permitted.  The Company expects that the adoption of this standard will impact its consolidated financial statements and related disclosures only to the extent that a future goodwill impairment test results in the recognition of an impairment charge.

The Company has determined that no other recent accounting pronouncements apply to its operations or could otherwise have a material impact on its consolidated financial statements.

5. Investments

At December 31, 2018, the Company transferred its investments from available-for-sale classification to trading, due to the Company’s decision to liquidate all investments to complete the Acquisition in the first quarter of 2019.  Prior to December 31, 2018, the Company considered all investments as available-for-sale.  At March 31, 2019 and December 31, 2018, the Company had $14,243 and $69,002, respectively, of investments.  These investments were held in money market accounts as of March 31, 2019 and held in municipal securities as of December 31, 2018.

6. Net Income Per Common Share

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

	Three Months Ended
	March 31,
	2019	2018
Denominator:
Basic weighted average shares outstanding	47,699	47,432
Effect of dilutive stock options and restricted stock	575	965
Diluted weighted average shares outstanding	48,274	48,397

Diluted weighted average shares outstanding excludes the incremental effect of unvested restricted stock and shares that would be issued upon the assumed exercise of stock options in accordance with the treasury stock method. For both the three months ended March 31, 2019 and 2018, none of the Company’s stock options and restricted stock awards outstanding were excluded from the calculation of diluted earnings per share as their inclusion would have been anti-dilutive.

7. Allowance for Doubtful Accounts

	Balance at			Balance at
	Beginning of	Charged to	Deductions/	End of
	Period	Expense	Transfers(1)	Period
Allowance for doubtful accounts receivable
Three months ended March 31, 2019	$—	—	—	$—
Three months ended March 31, 2018	$5,907	4,997	(3,722)	$7,182

(1)	Deductions represent accounts written off, net of recoveries.

8. Property and Equipment

Property and equipment consist of the following:

	March 31,	December 31,
	2019	2018
Land	$5,579	$5,579
Land improvements	2,242	2,242
Buildings	51,398	51,409
Buildings and leasehold improvements	11,070	9,581
Computer equipment	88,131	85,316
Furniture, fixtures and equipment	8,066	4,955
Internally developed software	31,829	39,270
Construction in progress	2,118	2,376
	200,433	200,728
Less accumulated depreciation and amortization	(84,194)	(89,689)
Property and equipment, net	$116,239	$111,039

9. Intangible Assets

Amortizable intangible assets consist of the following as of:

	March 31, 2019
	Estimated	Gross		Net
	Average Useful	Carrying	Accumulated	Carrying
	Life (in years)	Amount	Amortization	Amount
University partner relationships	25	$210,000	(1,629)	$208,371
Trade names	1	280	(57)	223
Total amortizable intangible assets, net		$210,280	(1,686)	$208,594

Amortization expense for university partner relationships and trade names for the years ending December 31:

2019	$6,767
2020	8,726
2021	8,726
2022	8,726
2023	8,425
Thereafter	168,380
$209,750

10. Leases

The Company has operating leases for classroom site locations, office space, office equipment, and optical fiber communication lines.  These leases range from 3 months to 10 years.  At lease inception, we determined the lease term by assuming no exercises of renewal options, due to the Company’s constantly changing geographical needs for its university partners.  Leases with an initial term of 12 months or less are not recorded in the consolidated balance sheets and we recognize lease expense for these leases on a straight-line basis over the lease term.  The Company has operating lease costs of $865 and $423 for the three month period ended March 31, 2019 and 2018, respectively. The consolidated financial statements for years before January 1, 2019 are not presented on the same accounting basis with respect to leases. There was an immaterial amount of future lease obligations as of March 31,2018.  The majority of leases that existed for the three months ended March 31, 2018 were assigned to GCU in the Transaction that occurred on July 1, 2018.

As of March 31, 2019, the Company had $2,193 of non-cancelable operating lease commitments, primarily for a classroom site location and a copier lease, that have not yet commenced.  These operating leases will commence in 2019 with lease terms ranging from 3 to 10 years.  The Company’s weighted-average remaining lease term relating to its operating leases is 6.26 years, with a weighted-average discount rate of 4.4%.  As of March 31, 2019, the Company had no financing leases.

Future payment obligations with respect to the Company’s operating leases, which were existing at March 31, 2019, by year and in the aggregate, are as follows:

Year Ending December 31,	Amount
2019	$2,382
2020	2,725
2021	2,581
2022	2,420
2023	1,703
Thereafter	3,909
Total lease payments	$15,720
Less interest	2,454
Present value of lease liabilities	$13,266

11. Notes Payable and Other Noncurrent Liabilities

On January 22, 2019, we entered into an amended and restated credit agreement dated January 22, 2019 and two related amendments dated January 31, 2019 and dated February 1, 2019, that together provide a credit facility of $325,000 comprised of a term loan facility of $243,750 and a revolving credit facility of $81,250, both with a five year maturity date.  The term facility is subject to quarterly amortization of principal, commencing with the fiscal quarter ended June 30, 2019, in equal installments of 5% of the principal amount of the term facility per quarter.  Both the term loan and revolver have monthly interest payments currently at 30 Day LIBOR plus an applicable margin of 2%.  The proceeds of the term loan, together with $6,250 drawn under the revolver and operating cash on hand were used to complete the Acquisition.  Concurrent with the amendment of the credit agreement and Acquisition, we repaid our existing term loan of $59,850 and our cash collateral of $61,667 was released.  The amended and restated credit agreement contains standard covenants that, among other things, restrict the Company’s ability to incur additional debt or make certain investments, and require the Company to achieve certain financial ratios and maintain certain financial conditions. As of March 31, 2019, the Company is in compliance with its debt covenants.   The Company concluded that the amended and restated credit agreement is considered a loan modification.  Accordingly, the Company allocated the costs paid to the bank consortium based on the borrowing dollars and has recorded an asset of $596 and a contra liability of $1,639, which are related to our revolver and term loan, respectively, that is being amortized to interest expense over the five year maturity date.  Additionally, the Company expensed $150 of third party costs in the first quarter related to this loan modification.

	As of March 31,	As of December 31,
	2019	2018
Notes Payable
Note payable, quarterly payment of $12,188 starting June 30, 2019; interest at 30 day LIBOR plus 2.00% (4.49% at March 31, 2019) through January 22, 2024	$242,166	$59,905
Revolving line of credit; interest at 30 day LIBOR plus 2.0% (4.49% at March 31, 2019)	6,250	0
	248,416	59,905
Less: Current portion	48,422	36,468
	$199,994	$23,437

Payments due under the notes payable obligations are as follows as of March 31, 2019:

2019	$36,317
2020	48,422
2021	48,422
2022	48,422
2023	48,422
Thereafter	18,411
Total	$248,416

12. Commitments and Contingencies

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

Tax, Income Tax Related

During the first quarter of 2019, the Company reached an agreement with the Arizona Department of Revenue regarding previously filed refund claims related to income tax obligations for calendar year 2008 through calendar year 2013.  As a result of the agreement, the Company received a refund of $7,500, inclusive of both tax and interest.  Net of the federal tax benefit, the refund has a favorable tax impact of $5,925.  The Company has recorded the impact of this discrete tax item in its first quarter 2019 financials.

Tax Reserves, Non-Income Tax Related

From time to time the Company has exposure to various non-income tax related matters that arise in the ordinary course of business. The Company reserve is not material for tax matters where its ultimate exposure is considered probable and the potential loss can be reasonably estimated.

13. Share-Based Compensation

Incentive Plan

Prior to June 2017, the Company made grants of restricted stock and stock options under its 2008 Equity Incentive Plan (the “2008 Plan”). In January 2017, the Board of Directors of the Company approved, and at the Company’s 2017 annual meeting of stockholders held on June 14, 2017, the Company’s stockholders adopted a 2017 Equity Incentive Plan (the “2017 Plan”) under which a maximum of 3,000 shares may be granted. As of March 31, 2019, 1,765 shares were available for grants under the 2017 Plan. All grants of equity incentives made after June 2017 have been made from the 2017 Plan.

Restricted Stock

During the three months ended March 31, 2019, the Company granted 149 shares of common stock with a service vesting condition to certain of its executives, officers, faculty and employees. The restricted shares have voting rights and vest in five annual installments of 20%, with this first installment vesting in March of the calendar year following the date of grant (the “first vesting date”) and on each of the four anniversaries of the first vesting date. Upon vesting, shares will be held in lieu of taxes equivalent to the minimum statutory tax withholding required to be paid when the restricted stock vests. During the three months ended March 31, 2019, the Company withheld 68 shares of common stock in lieu of taxes at a cost of $8,127 on the restricted stock vesting dates.

A summary of the activity related to restricted stock granted under the Company’s Incentive Plan since December 31, 2018 is as follows:

		Weighted Average
	Total	Grant Date
	Shares	Fair Value per Share
Outstanding as of December 31, 2018	460	$63.28
Granted	149	$93.07
Vested	(171)	$55.26
Forfeited, canceled or expired	(11)	$76.12
Outstanding as of March 31, 2019	427	$76.57

Stock Options

During the three months ended March 31, 2019, no options were granted. A summary of the activity since December 31, 2018 related to stock options granted under the Company’s Incentive Plan is as follows:

	Summary of Stock Options Outstanding
		Weighted	Weighted
		Average	Average
		Exercise	Remaining	Aggregate
	Total	Price per	Contractual	Intrinsic
	Shares	Share	Term (Years)	Value ($)(1)
Outstanding as of December 31, 2018	444	$16.66
Granted	—	$—
Exercised	(83)	$19.64
Forfeited, canceled or expired	—	$—
Outstanding as of March 31, 2019	361	$15.97	1.83	$35,483
Exercisable as of March 31, 2019	361	$15.97	1.83	$35,483

(1)

Aggregate intrinsic value represents the value of the Company’s closing stock price on March 29, 2019 ($114.51) in excess of the exercise price multiplied by the number of shares underlying options outstanding or exercisable, as applicable.

Share-based Compensation Expense

The table below outlines share-based compensation expense for the three months ended March 31, 2019 and 2018 related to restricted stock and stock options granted:

	2019	2018
Technology and academic services	$434	$417
Counseling support and services	1,334	1,291
Marketing and communication	19	12
General and administrative	849	889
University related expenses	—	860
Share-based compensation expense included in operating expenses	2,636	3,469
Tax effect of share-based compensation	(659)	(867)
Share-based compensation expense, net of tax	$1,977	$2,602

14. Treasury Stock

The Board of Directors has authorized the Company to repurchase up to $175,000 in aggregate of common stock, from time to time, depending on market conditions and other considerations. The expiration date on the repurchase authorization is December 31, 2019. Repurchases occur at the Company’s discretion. Repurchases may be made in the open market. or in privately negotiated transactions, pursuant to the applicable Securities and Exchange Commission rules. The amount and timing of future share repurchases, if any, will be made as market and business conditions warrant. During the three months ended March 31, 2019 the Company repurchased 108 shares of common stock at an aggregate cost of $10,000. At March 31, 2019, there remained $78,102 available under its current share repurchase authorization. Shares repurchased in lieu of taxes are not included in the repurchase plan totals as they were approved in conjunction with the restricted share awards.

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the financial statements and related notes that appear elsewhere in this report.

Forward-Looking Statements

This Quarterly Report on Form 10‑Q, including Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations, contains certain “forward-looking statements” within the meaning of Section 27A of Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.  These forward-looking statements include, without limitation, statements regarding: proposed new programs; statements as to whether regulatory developments or other matters may or may not have a material adverse effect on our financial position, results of operations, or liquidity; statements concerning projections, predictions, expectations, estimates, or forecasts as to our business, financial and operational results, and future economic performance; and statements of management’s goals and objectives and other similar expressions concerning matters that are not historical facts. Words such as “may,” “should,” “could,” “would,” “predicts,” “potential,” “continue,” “expects,” “anticipates,” “future,” “intends,” “plans,” “believes,” “estimates” and similar expressions, as well as statements in future tense, identify forward-looking statements.

Forward-looking statements should not be read as a guarantee of future performance or results, and will not necessarily be accurate indications of the times at, or by, which such performance or results will be achieved. Forward-looking statements are based on information available at the time those statements are made or management’s good faith belief as of that time with respect to future events, and are subject to risks and uncertainties that could cause actual performance or results to differ materially from those expressed in or suggested by the forward-looking statements. Important factors that could cause such differences include, but are not limited to:

•	the failure of the Company to operate successfully as a third party service provider to Grand Canyon University (“GCU”) and its other university partners;
•	GCU’s failure to operate the University (defined below) as successfully as it was previously operated by the Company;
•	the occurrence of any event change or other circumstance that could give rise to the termination of any of the key university partner agreements;
•

our ability to properly manage risks and challenges associated with strategic initiatives, including potential acquisitions or divestitures of, or investments in, new businesses, acquisitions of new properties and new university partners, and expansion of services provided to our existing university partners;

•

our failure to comply with the extensive regulatory framework applicable to us either directly as a third party service provider or indirectly through our university partners, including Title IV of the Higher Education Act and the regulations thereunder, state laws and regulatory requirements, and accrediting commission requirements;

•	the ability of our university partners’ students to obtain federal Title IV funds, state financial aid, and private financing;
•

potential damage to our reputation or other adverse effects as a result of negative publicity in the media, in the industry or in connection with governmental reports or investigations or otherwise, affecting us or other companies in the education services sector;

•

risks associated with changes in applicable federal and state laws and regulations and accrediting commission standards, including pending rulemaking by the Department of Education applicable to us directly or indirectly through our university client;

•	competition from other education service companies in our geographic region and market sector, including competition for students, qualified executives and other personnel;
•	our expected tax payments and tax rate, including the effect of the Tax Cuts and Jobs Act of 2017;
•	our ability to hire and train new, and develop and train existing, employees;
•	the pace of growth of our university partners’ enrollment and its effect on the pace of our own growth;
•	our ability to, on behalf of our university partners, convert prospective students to enrolled students and to retain active students to graduation;
•	our success in updating and expanding the content of existing programs and developing new programs in a cost-effective manner or on a timely basis for our university partners;
•	risks associated with the competitive environment for marketing the programs of our university partners;
•	failure on our part to keep up with advances in technology that could enhance the experience for our university partners’ students;
•

the extent to which obligations under our credit agreement, including the need to comply with restrictive and financial covenants and to pay principal and interest payments, limits our ability to conduct our operations or seek new business opportunities;

•	our ability to manage future growth effectively; and
•	general adverse economic conditions or other developments that affect the job prospects of our university partners’ students.

Additional factors that could cause actual results to differ from those discussed in the forward-looking statements include, but are not limited to, those described in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10‑K for the fiscal year ended December 31, 2018, as updated in our subsequent reports filed with the Securities and Exchange Commission (“SEC”), including any updates found in Part II, Item 1A of this Quarterly Report on Form 10‑Q or our other reports on Form 10‑Q. You should not put undue reliance on any forward-looking statements. Forward-looking statements speak only as of the date the statements are made and we assume no obligation to update forward-looking statements to reflect actual results, changes in assumptions, or changes in other factors affecting forward-looking information, except to the extent required by applicable securities laws. If we do update one or more forward-looking statements, no inference should be drawn that we will make additional updates with respect to those or other forward-looking statements.

Explanatory Note

Prior to July 1, 2018, the Company, operated Grand Canyon University (the “University”), a comprehensive regionally accredited university that offers graduate and undergraduate degree programs, emphases and certificates across nine colleges both online and on ground at its campus in Phoenix, Arizona, at leased facilities and at facilities owned by third party employers of its students. On July 1, 2018, the Company sold the University to GCU, an independent Arizona non-profit corporation formerly known as Gazelle University, (the “Transaction”) pursuant to the terms of an Asset Purchase Agreement (the “Asset Purchase Agreement”) between the Company and GCU. As a result of this Transaction, GCE became an educational services company focused on providing a full array of support services to institutions in the post-secondary education sector. GCE has developed significant technological solutions, infrastructure and operational processes to provide services to these institutions on a large scale.  See Note 2 to consolidated financial statement for a full description of the Transaction.

During the second half of 2018, GCE provided services to GCU, its sole university partner during 2018, that included technology and academic services, counseling services and support, marketing and communication services, and back office services such as financial aid processing, accounting, reporting, tax, human resources, and procurement services.

Thus, prior to July 1, 2018, the Company owned and operated the University. Accordingly, the results of operations discussed herein for the three month period ended March 31, 2018 reflect the Company’s operations prior to July 1, 2018 which were made up exclusively of the operations of the University.  Commencing July 1, 2018, the Company’s results of operations, including for the three month period ended March 31, 2019, do not include the operations of GCU but rather reflect the operations of the Company as a service/technology provider.

Additionally, on January 22, 2019, GCE completed the acquisition of Orbis Education, an educational services company that supports healthcare education programs for 17 universities across the United States. for $361.2 million, net of cash acquired (the “Acquisition”).   See Note 3 to consolidated financial statements for a full description of the Acquisition.  Therefore, the results of operations for the three month period ended March 31, 2019 include Orbis Education’s financial results for the period January 22, 2019 to March 31, 2019.

Overview of Results. End-of-period enrollment in the programs at our university partners for which we provide services increased 11.3% between March 31, 2019 and March 31, 2018 to 101,679 from 91,378. This increase is due to partner enrollments in programs serviced by Orbis Education at March 31, 2019 of 3,384 and due to an increase in enrollments at GCU to 98,295, an increase of 7.6%.  Partner enrollments in programs serviced by Orbis Education were 2,328 at March 31, 2018.  The increase in Orbis Education partner enrollments between years is primarily due to the increase in university partners and site locations between years.  We believe the increase in GCU enrollments between years is due to the continued increase in its brand recognition and the value proposition that it affords to traditional-aged students and their parents and to working adult students.  The 19.3% increase year over year in comparable service fee revenue was primarily due to our Orbis Education acquisition on January 22, 2019 and the increase in GCU enrollments between years.  The partnership agreements that were acquired as part of the Acquisition generally generate a higher revenue per student than our agreement with GCU as these agreements generally have a higher percentage of service revenue, the partners have higher tuition rates than GCU and the majority of these students are studying in the Accelerated Bachelor of Science in Nursing program so these students take on average more credits per semester.

Critical Accounting Policies and Use of Estimates

Our critical accounting policies are disclosed in our Annual Report on Form 10‑K for the fiscal year ended December 31, 2018. During the three months ended March 31, 2019, there have been no significant changes in our critical accounting policies other than the Acquisition as discussed in Note 3 to the consolidated financial statements in Part I, Item 1, and the adoption of the new lease standard as discussed in Notes 4 and 10 to the consolidated financial statements in Part I, Item 1 of this report.

Results of Operations

The following table sets forth certain income statement data as a percentage of net revenue for each of the periods indicated. University related expenses, amortization of intangible assets and the loss on Transaction have been excluded from the table below:

	Three Months Ended
	March 31,
	2019	2018
Costs and expenses
Technology and academic services	9.7%	3.9%
Counseling services and support	26.9	18.4
Marketing and communication	18.0	10.3
General and administrative	5.8	2.7

As reflected in the table above, the income statement data as a percentage of revenue is not comparable between periods. This is a result of a reduction in revenues associated with the Company transitioning to an education service provider as of July 1, 2018. As a result, the Company has also provided two additional tables to enhance comparability between periods by showing, on a comparable basis, the types of levels of operating expenses the Company currently incurs as compared to prior to the Transaction. The Company has calculated 60% of university related revenues for periods prior to July 1, 2018, as adjusted “Non-GAAP” net revenue, which is the percentage of GCU’s tuition and fee revenue to which the Company is entitled under the long-term master services agreement with GCU (the “Services Agreement”). The percentages set forth below for periods prior to July 1, 2018 have been derived by dividing the indicated expense by adjusted “Non-GAAP” net revenue. University related expenses and the loss on Transaction have been excluded from the table below:

	Three Months Ended
	March 31,
	2019	2018
As Adjusted “Non-GAAP” net revenue
Service revenue	$197,287	$—
University related revenue	—	275,681
Net revenue	197,287	275,681
60% of university related revenue	—	165,409
Adjusted “Non-GAAP” net revenue	$197,287	$165,409

	Three Months Ended
	March 31,
	2019	2018
As % of As Adjusted "Non-GAAP" Revenue
Operating expenses
Costs and expenses
Technology and academic services	9.7%	6.5%
Counseling services and support	26.9	30.7
Marketing and communication	18.0	17.2
General and administrative	5.8	4.5

Three Months Ended March 31, 2019 Compared to Three Months Ended March 31, 2018

Service revenue and University related revenue. Our service revenue for the three months ended March 31, 2019 was $197.3 million compared to University related revenue of $275.7 million for the three months ended March 31, 2018. Commencing July 1, 2018, the results of our operations no longer include the operations of the University but rather reflect the operations of the Company as a service/technology provider with 18 university partners. As a service provider to GCU our largest university partner, the Company receives, as service revenue, 60% of GCU’s tuition and fee revenue and no longer has university related revenue, thus resulting in the decrease from the prior period. 60% of university related revenue for the three months ended March 31, 2018 was $165.4 million. The 19.3% increase year over year in comparable service fee revenue was primarily due to our Orbis Education acquisition on January 22, 2019 and an increase in GCU enrollments between years of 7.6%. Total end of period partner enrollment in the programs at our university partners for which we provide services increased 11.3% between March 31, 2018 and March 31, 2019. Partner enrollments in programs serviced by Orbis Education at March 31, 2019 is 3,384.    The partnership agreements that were acquired as part of the Acquisition generally generate a higher revenue per student than our agreement with GCU as these agreements generally have a higher percentage of service revenue, the partners have higher tuition rates than GCU and the majority of these students are studying in the Accelerated Bachelor of Science in Nursing program so these students take on average more credits per semester.

Technology and academic services. Our technology and academic services expenses for the three months ended March 31, 2019 were $19.0 million, an increase of $8.3 million, or 78.0%, as compared to technology and academic services expenses of $10.7 million for the three months ended March 31, 2018. This increase was primarily attributable to the university partner agreements acquired in the Acquisition which require certain technology and academic services including headcount, as well as classroom facilities and equipment to be provided to each university partner.  These costs along with the increased cost to service our primary university partner, GCU resulted in increases in employee compensation and related expenses including share-based compensation, increases in occupancy and depreciation including lease expenses, and increases in technology and academic supply costs of $6.5 million, $1.1 million, and $0.7 million, respectively. The increase in employee compensation and related expenses are primarily due to the increase in the number of staff needed to support our 18 university partners, and their increased enrollment growth, tenure based salary adjustments and an increase in benefit costs between years. Our technical and academic services as a percentage of net revenues increased 3.2% to 9.7% for the three months ended March 31, 2019, from 6.5% for the three months ended March 31, 2018 primarily due to the university partner agreements acquired requiring a higher level of technology and academic services than our agreement with GCU.

Counseling services and support. Our counseling services and support expenses for the three months ended March 31, 2019 were $53.1 million, an increase of $2.4 million, or 4.6%, as compared to counseling services and support expenses of $50.7 million for the three months ended March 31, 2018. This increase was primarily attributable to the university partner agreements acquired in the Acquisition which require certain counseling services and support, principally headcount to be provided to each university partner.  These costs along with the increased cost to service our primary university partner, GCU resulted in increases in employee compensation and related expenses including share-based compensation, and other counseling services and support related expenses, of $1.9 million and $0.8 million, respectively, partially offset by a slight decrease in depreciation, amortization and occupancy costs of $0.3 million. The increase in employee compensation and related expenses is primarily due to increased headcount to support our university partners, and their increased enrollment growth, tenure-based salary adjustments and an increase in benefit costs between years. The increase in other counseling services is primarily the result of increased travel costs to service our 18 university partners. Our counseling services and support expenses as a percentage of revenue decreased 3.8% to 26.9% for the three months ended March 31, 2019, from 30.7% for the three months ended March 31, 2018 primarily due to the counseling services and support costs to service the acquired partner agreements being less as a percentage of revenue than the costs to service the GCU agreement and due to our ability to leverage our counseling services and support costs to service GCU across an increasing revenue base.

Marketing and communication. Our marketing and communication expenses for the three months ended March 31, 2019 were $35.5 million, an increase of $7.0 million, or 24.3%, as compared to marketing and communication expenses of $28.5 million for the three months ended March 31, 2018. This increase was primarily attributable to the partner agreements acquired in the Acquisition which require marketing of the university partners’ programs.  These costs along with the increased cost to market our primary university partner, GCU’s, programs resulted in increased advertising of $6.9 million, and other communication expenses of $0.1 million. Our marketing and communication expenses as a percentage of net revenue increased by 0.8% to 18.0% for the three months ended March 31, 2019, from 17.2% for the three months ended March 31, 2018 primarily due to the advertising costs associated with marketing new university partners’ programs.

General and administrative. Our general and administrative expenses for the three months ended March 31, 2019 were $11.5 million, an increase of $4.1 million, or 54.9%, as compared to general and administrative expenses of

$7.4 million for the three months ended March 31, 2018. This increase was primarily due to increases in professional fees, increases in employee compensation including share-based compensation, and increases in occupancy, depreciation and other general and administrative costs of $2.4 million, $1.0 million, and $0.7 million, respectively. Our increase in professional fees is primarily related to a payment made to an outside provider that assisted us in obtaining a state tax refund with a favorable tax impact of $5.9 million in the first quarter of 2019. Our increases in employee compensation, occupancy, depreciation, and other general and administrative costs are primarily related the Acquisition, including additional headcount, and office space in Indianapolis, Indiana.  Our general and administrative expenses as a percentage of net revenue increased by 1.3% to 5.8% for the three months ended March 31, 2019, from 4.5% for the three months ended March 31, 2018 due to the increase in professional fees, employee compensation, and office space, partially offset by our ability to leverage our general and administrative expenses across an increasing revenue base.

Amortization of intangible assets. The amortization of intangible assets for the three months ended March 31, 2019 was $1.7 million and is related to the Acquisition of Orbis Education, which resulted in the creation of certain identifiable intangible assets that will be amortized over their expected lives.

Loss on transaction. The loss on transaction for the three months ended March 31, 2019 was $4.1 million due to transaction costs related to the Acquisition of Orbis Education, an increase of $3.5 million, as compared to the loss of $0.6 million related to the GCU Transaction for the three months ended March 31, 2018.

University related expenses. Our university related expenses for the three months ended March 31, 2018 were $87.6 million. The expenses included in the three months ended March 31, 2018 represent university related expenses for activities that have now transferred to GCU and are not related to our current business activities as a service provider.

Interest income on Secured Note. Interest income on Secured Note for the three months ended March 31, 2019 was $13.7 million. As a result of the Transaction with GCU on July 1, 2018, the Company recognizes interest income on its Secured Note with GCU, earning interest at 6%, with monthly interest payments.

Interest expense. Interest expense was $2.6 million for the three months ended March 31, 2019, and increase of $2.3 million, as compared to interest expense of $0.3 million for the three months ended March 31, 2018. The increase in interest expense is primarily due to the Acquisition of Orbis Education, which resulted in a $190.1 million increase in our outstanding credit facility, a slightly higher interest rate on the credit facility, additional fees on a new revolving credit facility, and lower capitalized interest as compared to the same period in the prior year.

Investment interest and other. Investment interest and other for the three months ended March 31, 2019 was $1.1 million, an increase of $0.1 million, as compared to $1.0 million in the three months ended March 31, 2018.

Income tax expense. Income tax expense for the three months ended March 31, 2019 was $11.5 million, a decrease of $5.5 million, or 32.8%, as compared to income tax expense of $17.0 million for the three months ended March 31, 2018. This decrease is the result of a decrease in our effective tax rate and a decrease in our taxable income between periods. Our effective tax rate was 13.5% during the first quarter of 2019 compared to 18.8% during the first quarter of 2018.  The decrease in the effective tax rate resulted from an agreement with the Arizona Department of Revenue regarding previously filed refund claims related to income tax obligations for prior calendar years, which resulted in a favorable tax impact of $5.9 million recorded as a discrete tax item in the first quarter of 2019.  Additionally, the Company continues to receive the benefit of excess tax benefits and recorded $4.5 million and $5.3 million in the three months ended March 31, 2019 and 2018, respectively.  The inclusion of excess tax benefits and deficiencies as a component of our income tax expense will increase volatility within our provision for income taxes as the amount of excess tax benefits or deficiencies from share-based compensation awards are dependent on our stock price at the date the restricted awards vest, our stock price on the date an option is exercised, and the quantity of options exercised.  Our restricted stock vests in March each year so the favorable benefit will primarily impact the first quarter each year.

Net income. Our net income for the three months ended March 31, 2019 was $73.2 million, a decrease of $0.5 million, as compared to $73.7 million for the three months ended March 31, 2018, due to the factors discussed above.

Seasonality

Our net revenue and operating results normally fluctuate as a result of seasonal variations in our business, principally due to changes in our university partners’ enrollment. Our partners’ enrollment varies as a result of new enrollments, graduations, and student attrition. Revenues in the summer months (May through August) are lower primarily due to the majority of GCU’s traditional ground students not attending courses during the summer months, which affects our results for our second and third fiscal quarters. Since a significant amount of our costs are fixed, the lower revenue resulting from the decreased summer enrollment has historically contributed to lower operating margins during those periods. Partially offsetting this summer effect has been the sequential quarterly increase in enrollments that has occurred as a result of the traditional fall school start. This increase in enrollments also has occurred in the first quarter, corresponding to calendar year matriculation. Thus, we experience higher net revenue in the fourth quarter due to its overlap with the semester encompassing the traditional fall school start and in the first quarter due to its overlap with the first semester of the calendar year. A portion of our expenses do not vary proportionately with these fluctuations in service revenue, resulting in higher operating income in the first and fourth quarters relative to other quarters. We expect quarterly fluctuation in operating results to continue as a result of these seasonal patterns.

Liquidity and Capital Resources

Liquidity. During 2019, we financed our Acquisition of Orbis Education for $361.2 million, net of cash acquired from an increase in our credit facility of $190.1 million and the use of $171.1 million of operating cash on hand.  Our unrestricted cash and cash equivalents and investments were $102.7 million at March 31, 2019.  As of March 31, 2019, we had $300,000 of restricted cash and cash equivalents, for pledged collateral for a newly acquired site lease.

Concurrent with the closing of the Acquisition, we entered into an amended and restated credit agreement dated January 22, 2019 and two related amendments dated January 31, 2019 and dated February 1, 2019, that together provided a credit facility of $325.0 million comprised of a term loan facility of $243.8 million and a revolving credit facility of $81.3 million, both with a five year maturity date.  The term facility is subject to quarterly amortization of principal, commencing with the fiscal quarter ended June 30, 2019, in equal installments of 5% of the principal amount of the term facility per quarter.  Both the term loan and revolver have monthly interest payments currently at 30 Day LIBOR plus an applicable margin of 2%.  The proceeds of the term loan, together with $6.3 million drawn under the revolver and cash on hand, were used to pay the purchase price in the Acquisition. Concurrent with the entry into the amended and restated credit agreement and the completion of the Acquisition, we repaid our existing term loan of $59.9 million and our cash collateral of $61.7 million was released.

On July 1, 2018, in consideration for the transfer of assets under the Asset Purchase Agreement, we received a secured note from GCU in the initial principal amount of $870.1 million (the “Secured Note”). The Secured Note contains customary commercial credit terms, including affirmative and negative covenants applicable to GCU, and provides that the Secured Note bears interest at an annual rate of 6.0%, has a maturity date of June 30, 2025, and is secured by all of the assets of GCU. The Secured Note provides for GCU to make interest only payments during the term, with all principal and accrued and unpaid interest due at maturity and also provides that we will loan additional amounts to GCU to fund approved capital expenditures during the first three years of the term. Funding expectations for future capital expenditures for GCU are $70.0 million for the nine months remaining in the year ended December 31, 2019, and currently no funding is anticipated for the year ended December 31, 2020.

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

During the three months ended March 31, 2019, 107,527 shares of common stock were repurchased by the Company. At March 31, 2019, there remains $78.1 million available under our share repurchase authorization.

Cash Flows

Operating Activities. Net cash provided by operating activities for the three months ended March 31, 2019 was $76.3 million as compared to $119.0 million for the three months ended March 31, 2018. The decrease in cash generated from operating activities between the three months ended March 31, 2018 and the three months ended March 31, 2018 is primarily due to the changes in other working capital such as receivables from our university partners and deferred revenue as a result of the change from being the owner-operator of GCU to being a service provider to 18 university partners. As a service provider, we receive our service fees from our university partners in arrears.

Investing Activities. Net cash used in investing activities was $340.9 million and $38.5 million for the three months ended March 31, 2019 and 2018, respectively. Our cash used in investing activities was primarily related to the Acquisition, the liquidation of short-term investments and capital expenditures. We paid $361.2 million, net of cash acquired, to acquire Orbis Education on January 22, 2019. Funding to GCU for capital expenditures during the first quarter of 2019 totaled $29.9 million. Proceeds from investments, net of purchases of short term investments was $55.0 million for the three months ended March 31, 2019. Purchases of short-term investments net of proceeds of these investments was $3.2 million during the three months ended March 31, 2018. Capital expenditures were $4.6 million and $35.3 million for the three months ended March 31, 2019 and 2018, respectively. During the three-month period for 2019, capital expenditures primarily consisted of leasehold improvements and equipment for new partner locations, internally developed software, as well as purchases of computer equipment, other internal use software projects and furniture and equipment to support our increasing employee headcount.  During the three-month period for 2018, capital expenditures primarily consisted of the University’s ground campus construction projects as well as purchases of computer equipment, other internal use software projects and furniture and equipment to support our increasing employee headcount.

Financing Activities. Net cash provided by financing activities was $171.3 million for the three months ended March 31, 2019.  Net cash used in financing activities was $12.8 million for the three months ended March 31, 2018. During the three-month period for 2019, $250.0 million of proceeds were drawn on the credit facility, and the term loan balance of the prior credit agreement of $59.9 million was repaid along with $2.4 million of debt issuance costs.  $8.1 million was used to purchase common shares withheld in lieu of income taxes resulting from the vesting of restricted share awards and $10.0 million was used to purchase treasury stock in accordance with the Company’s share repurchase program.  Proceeds from the exercise of stock options of $1.6 million were received in the three months ended March 31, 2019. During the three-month period for 2018, $11.5 million was used to purchase common shares withheld in lieu of income taxes resulting from restricted share awards and $0.5 million was used to purchase treasury stock in accordance with the Company’s share repurchase program.  Principal payments on notes payable and capital leases totaled $1.7 million, partially offset by proceeds from the exercise of stock options of $0.9 million.

Contractual Obligations

The following table sets forth, as of March 31, 2019, the aggregate amounts of GCE’s significant contractual obligations and commitments with definitive payment terms due in each of the periods presented (in millions).

		Payments Due by Period
		Less than			More than
	Total	1 Year	2-3 Years	4-5 Years	5 Years
Long term notes payable(1)	$248.4	$48.4	$96.8	$103.2	$0.0
Lease liabilities	13.3	1.5	4.4	3.7	3.7
Purchase obligations(2)	11.0	7.3	3.5	0.2	0.0
Total contractual obligations	$272.7	$57.2	$104.7	$107.1	$3.7

(1)	The purchase obligation amounts include expected spending by period under contracts for GCE that were in effect at March 31, 2019.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have had or are reasonably likely to have a material current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources.

Item 3.   Quantitative and Qualitative Disclosures About Market Risk

Impact of inflation. We believe that inflation has not had a material impact on our results of operations for the three months ended March 31, 2019 or 2018. There can be no assurance that future inflation will not have an adverse impact on our operating results and financial condition.

Market risk. On February 27, 2013, we entered into an interest rate corridor to manage our 30 Day LIBOR interest exposure from the variable rate debt, which debt matures in December 2019. The corridor instrument, which hedges variable interest rate risk starting March 1, 2013 through December 20, 2019 with a notional amount of $58.3 million as of March 31, 2019, permits us to hedge our interest rate risk at several thresholds. Under this arrangement, in addition to the credit spread we will pay variable interest rates based on the 30 Day LIBOR rates monthly until that index reaches 1.5%. If 30 Day LIBOR is equal to 1.5% through 3.0%, we will continue to pay 1.5%. If 30 Day LIBOR exceeds 3.0%, we will pay actual 30 Day LIBOR less 1.5%.

Except with respect to the foregoing, we have no derivative financial instruments or derivative commodity instruments. We invest cash in excess of current operating requirements in short-term certificates of deposit and money market instruments in multiple financial institutions.

Interest rate risk. We manage interest rate risk through the instruments noted above and by investing excess funds in cash equivalents, such as municipal mutual funds tied to various market indices, commercial paper rated at A1 or higher, certificates of deposit, and municipal bonds with a BBB rating or higher bearing variable interest rates, or individual bond coupon rates. Our future interest income may fall short of expectations due to changes in interest rates or we may suffer losses in principal if we are forced to sell securities that have declined in market value due to changes in interest rates. At March 31, 2019, a 10% increase or decrease in interest rates would not have a material impact on our future earnings, fair values, or cash flows. For information regarding our variable rate debt, see “Market risk” above.

Item 4.   Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a‑15(e) and 15d‑15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective, as of March 31, 2019, in ensuring that material information relating to us required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in reports it files or submits under the Exchange Act is accumulated and communicated to management, including its principal executive officer or officers and principal financial officer or officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting.

Based on an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer (who is our principal executive officer) and our Chief Financial Officer (who is our principal financial officer), there were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a‑15(d) and 15d‑15(d) of the Exchange Act that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.   Legal Proceedings

None.

Item 1A. Risk Factors

There have been no material changes to the risk factors disclosed in the “Risk Factors” section of our Annual Report on Form 10‑K for the year ended December 31, 2018.

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sales of Unregistered Securities

None.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

Our Board of Directors has authorized the Company to repurchase up to an aggregate of $175.0 million of common stock, from time to time, depending on market conditions and other considerations. The current expiration date on the repurchase authorization is December 31, 2019. Repurchases occur at the Company’s discretion. Repurchases may be made in the open market or in privately negotiated transactions, pursuant to the applicable Securities and Exchange Commission rules. The amount and timing of future share repurchases, if any, will be made as market and business conditions warrant. During the three months ended March 31, 2019, we repurchased 107,527 shares of common stock. At March 31, 2019, there remains $78.1 million available under our share repurchase authorization.

The following table sets forth our share repurchases of common stock and our share repurchases in lieu of taxes, which are not included in the repurchase plan totals as they were approved in conjunction with the restricted share awards, during each period in the first quarter of fiscal 2019:

			Total Number of	Maximum Dollar
			Shares Purchased as	Value of Shares
		Average	Part of Publicly	That May Yet Be
	Total Number of	Price Paid	Announced	Purchased Under
Period	Shares Purchased	Per Share	Program	the Program
Share Repurchases
January 1, 2019 – January 31, 2019	82,500	$93.03	82,500	$80,400,000
February 1, 2019 – February 28, 2019	25,027	$92.90	25,027	$78,100,000
March 1, 2019 – March 31, 2019	—	$—	—	$78,100,000
Total	107,527	$93.00	107,527	$78,100,000
Tax Withholdings
January 1, 2019 – January 31, 2019	—	$—	—	$—
February 1, 2019 – February 28, 2019	—	$—	—	$—
March 1, 2019 – March 31, 2019	68,388	$118.83	—	$—
Total	68,388	$118.83	—	$—

Item 3.   Defaults Upon Senior Securities

None.

Item 4.   Mine Safety Disclosures

None.

Item 5.   Other Information

None.

Item 6.   Exhibits

(a)   Exhibits

Number	Description	Method of Filing
3.1	Amended and Restated Certificate of Incorporation (as amended).	Incorporated by reference to Exhibit 3.1 to the Company’s Annual Report on Form 10-K filed with the SEC on February 20, 2019.

3.2	Third Amended and Restated Bylaws.	Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8‑K filed with the SEC on October 29, 2014.

4.1	Specimen of Stock Certificate.	Incorporated by reference to Exhibit 4.1 to Amendment No. 2 to the Company’s Registration Statement on Form S‑1 filed with the SEC on September 29, 2008.

31.1	Certification of Principal Executive Officer pursuant to Rules 13a‑14(a) and 15d‑14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

31.2	Certification of Principal Financial Officer pursuant to Rules 13a‑14(a) and 15d‑14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. ††	Filed herewith.

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. ††	Filed herewith.

101.INS	XBRL Instance Document	Filed herewith.
101.SCH	XBRL Taxonomy Extension Schema	Filed herewith.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase	Filed herewith.
101.DEF	XBRL Taxonomy Extension Definition Linkbase	Filed herewith.
101.LAB	XBRL Taxonomy Extension Label Linkbase	Filed herewith.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase	Filed herewith.

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

GRAND CANYON EDUCATION, INC.

Date: May 7, 2019	By:	/s/ Daniel E. Bachus
Daniel E. Bachus
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)