Form 10-Q
period 2019-06-30
Grand Canyon Education, Inc.
filed 2019-08-06
CIK 1434588

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes   ☒     No   ◻

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes   ☒    No   ◻

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

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

The total number of shares of common stock outstanding as of August 2, 2019, was 48,340,573.

GRAND CANYON EDUCATION, INC.

FORM 10-Q

PART I – FINANCIAL INFORMATION

Item 1.Financial Statements

GRAND CANYON EDUCATION, INC.

Consolidated Income Statements

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands, except per share data)	2019	2018	2019	2018
Service revenue	$174,820	$—	$372,107	$—
University related revenue	—	236,818	—	512,499
Net revenue	174,820	236,818	372,107	512,499
Costs and expenses:
Technology and academic services	22,528	10,678	41,153	21,375
Counseling services and support	54,299	50,838	107,392	101,585
Marketing and communication	35,726	30,095	71,693	58,622
General and administrative	9,216	5,762	20,613	13,181
Amortization of intangible assets	2,179	—	3,865	—
University related expenses	—	79,517	—	167,166
Loss on Transaction	(122)	1,440	3,966	1,990
Total costs and expenses	123,826	178,330	248,682	363,919
Operating income	50,994	58,488	123,425	148,580
Interest income on Secured Note	14,482	—	28,217	—
Interest expense	(2,907)	(57)	(5,493)	(403)
Investment interest and other	2,668	1,567	3,787	2,548
Income before income taxes	65,237	59,998	149,936	150,725
Income tax expense	14,125	13,960	25,581	31,006
Net income	$51,112	$46,038	$124,355	$119,719
Earnings per share:
Basic income per share	$1.07	$0.97	$2.60	$2.52
Diluted income per share	$1.06	$0.95	$2.57	$2.47
Basic weighted average shares outstanding	47,851	47,604	47,788	47,537
Diluted weighted average shares outstanding	48,313	48,411	48,307	48,422

The accompanying notes are an integral part of these consolidated financial statements.

GRAND CANYON EDUCATION, INC.

Consolidated Statements of Comprehensive Income

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands)	2019	2018	2019	2018
Net income	$51,112	$46,038	$124,355	$119,719
Other comprehensive income, net of tax:
Unrealized gains on available-for-sale securities, net of taxes of $30 for the three months ended June 30, 2018, and $38 for the six months ended June 30, 2018	—	89	—	113
Unrealized gains (losses) on hedging derivatives, net of taxes of $35 and $26 for the three months ended June 30, 2019 and 2018, respectively, and $70 and $83 for the six months ended June 30, 2019 and 2018, respectively	(164)	78	(271)	252
Comprehensive income	$50,948	$46,205	$124,084	$120,084

The accompanying notes are an integral part of these consolidated financial statements.

GRAND CANYON EDUCATION, INC.

Consolidated Balance Sheets

	June 30,	December 31,
(In thousands, except par value)	2019	2018
	(Unaudited)
ASSETS:
Current assets
Cash and cash equivalents	$65,801	$120,346
Restricted cash and cash equivalents	300	61,667
Investments	14,205	69,002
Accounts receivable, net	13,660	46,830
Interest receivable on Secured Note	—	4,650
Income tax receivable	3,423	8
Other current assets	11,328	6,963
Total current assets	108,717	309,466
Property and equipment, net	116,772	111,039
Right-of-use assets	12,895	—
Secured Note receivable	1,069,912	900,093
Amortizable intangible assets, net	206,415	—
Goodwill	160,871	2,941
Other assets	1,940	478
Total assets	$1,677,522	$1,324,017
LIABILITIES AND STOCKHOLDERS’ EQUITY:
Current liabilities
Accounts payable	$18,273	$14,274
Accrued compensation and benefits	17,318	15,427
Accrued liabilities	16,934	8,907
Income taxes payable	45	5,442
Deferred revenue	10,042	—
Current portion of lease liability	2,232	—
Current portion of notes payable	48,422	36,468
Total current liabilities	113,266	80,518
Deferred income taxes, noncurrent	17,752	6,465
Lease liability, less current portion	10,809	—
Notes payable, less current portion	207,888	23,437
Total liabilities	349,715	110,420
Commitments and contingencies
Stockholders’ equity
Preferred stock, $0.01 par value, 10,000 shares authorized; 0 shares issued and outstanding at June 30, 2019 and December 31, 2018	—	—
Common stock, $0.01 par value, 100,000 shares authorized; 53,033 and 52,690 shares issued and 48,351 and 48,201 shares outstanding at June 30, 2019 and December 31, 2018, respectively	530	527
Treasury stock, at cost, 4,682 and 4,489 shares of common stock at June 30, 2019 and December 31, 2018, respectively	(143,919)	(125,452)
Additional paid-in capital	265,396	256,806
Accumulated other comprehensive loss	(724)	(453)
Retained earnings	1,206,524	1,082,169
Total stockholders’ equity	1,327,807	1,213,597
Total liabilities and stockholders’ equity	$1,677,522	$1,324,017

The accompanying notes are an integral part of these consolidated financial statements.

GRAND CANYON EDUCATION, INC.

Consolidated Statement of Stockholders’ Equity

(In thousands)

(Unaudited)

	Six Months Ended June 30, 2019
						Accumulated
					Additional	Other
	Common Stock		Treasury Stock		Paid-in	Comprehensive	Retained
	Shares	Par Value	Shares	Cost	Capital	Loss	Earnings	Total
Balance at December 31, 2018	52,690	$527	4,489	$(125,452)	$256,806	$(453)	$1,082,169	$1,213,597
Comprehensive income	—	—	—	—	—	(271)	124,355	124,084
Common stock purchased for treasury	—	—	111	(10,340)	—	—	—	(10,340)
Restricted shares forfeited	—	—	14	—	—	—	—	—
Share-based compensation	152	1	68	(8,127)	5,184	—	—	(2,942)
Exercise of stock options	191	2	—	—	3,406	—	—	3,408
Balance at June 30, 2019	53,033	$530	4,682	$(143,919)	$265,396	$(724)	$1,206,524	$1,327,807

	Six Months Ended June 30, 2018
						Accumulated
					Additional	Other
	Common Stock		Treasury Stock		Paid-in	Comprehensive	Retained
	Shares	Par Value	Shares	Cost	Capital	Loss	Earnings	Total
Balance at December 31, 2017	52,277	523	4,152	(100,694)	232,670	(724)	854,176	985,951
Cumulative effect from the adoption of accounting pronouncements, net of taxes	—	—	—	—	—	—	(1,174)	(1,174)
Comprehensive income	—	—	—	—	—	365	119,719	120,084
Adoption impact – ASU 2018-02	—	—	—	—	—	(156)	156	—
Common stock purchased for treasury	—	—	15	(1,539)	—	—	—	(1,539)
Restricted shares forfeited	—	—	9	—	—	—	—	—
Share-based compensation	163	2	119	(11,524)	6,732	—	—	(4,790)
Exercise of stock options	112	1	—	—	1,767	—	—	1,768
Balance at June 30, 2018	52,552	$526	4,295	$(113,757)	$241,169	$(515)	$972,877	$1,100,300

The accompanying notes are an integral part of these consolidated financial statements.

GRAND CANYON EDUCATION, INC.

Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended
	June 30,
(In thousands)	2019	2018
Cash flows provided by operating activities:
Net income	$124,355	$119,719
Adjustments to reconcile net income to net cash provided by operating activities:
Share-based compensation	5,185	6,734
Provision for bad debts	—	8,669
Depreciation and amortization	9,065	27,971
Amortization of intangible assets	3,865	—
Deferred income taxes	1,373	1,246
Loss on transaction, net of costs and asset impairment	3,966	1,990
Other, including fixed asset impairments	(285)	1,018
Changes in assets and liabilities:
Accounts receivable and interest receivable from university partners	41,056	—
Accounts receivable	—	(7,784)
Prepaid expenses and other	(2,220)	(78)
Right-of-use assets and lease liabilities	147	—
Accounts payable	(102)	(1,373)
Accrued liabilities	1,746	512
Income taxes receivable/payable	(8,812)	(14,365)
Deferred rent	—	(189)
Deferred revenue	9,996	6,880
Student deposits	—	(7,288)
Net cash provided by operating activities	189,335	143,662
Cash flows used in investing activities:
Capital expenditures	(9,656)	(79,166)
Additions of amortizable content	(228)	—
Acquisition, net of cash acquired	(361,184)	—
Funding to GCU for capital expenditures	(169,819)	—
Purchases of investments	(1,772)	(21,265)
Proceeds from sale or maturity of investments	56,897	32,996
Net cash used in investing activities	(485,762)	(67,435)
Cash flows provided by (used in) financing activities:
Principal payments on notes payable	(72,041)	(3,433)
Debt issuance costs	(2,385)	—
Proceeds from notes payable	243,750	—
Net borrowings from revolving line of credit	26,250	—
Repurchase of common shares including shares withheld in lieu of income taxes	(18,467)	(13,063)
Net proceeds from exercise of stock options	3,408	1,768
Net cash provided by (used in) financing activities	180,515	(14,728)
Reclassification of restricted cash to assets held for sale	—	(87,875)
Net decrease in cash and cash equivalents and restricted cash	(115,912)	(26,376)
Cash and cash equivalents and restricted cash, beginning of period	182,013	248,008
Cash and cash equivalents and restricted cash, end of period	$66,101	$221,632
Supplemental disclosure of cash flow information
Cash paid for interest	$4,837	$379
Cash paid for income taxes	$35,114	$44,234
Supplemental disclosure of non-cash investing and financing activities
Purchases of property and equipment included in accounts payable	$914	$14,361
Reclassification of capitalized costs – adoption of ASC 606	$—	$9,015
Reclassification of deferred revenue – adoption of ASC 606	$—	$7,451
Lease adoption - gross up of right of use assets and lease liabilities	$498	$—
Reclassification of tax effect within accumulated other comprehensive income	$—	$156

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

On December 17, 2018, the Company entered into a definitive Agreement and Plan of Merger to acquire Orbis Education Services, LLC (“Orbis Education”). Orbis Education is an education services company that supports healthcare education programs for 18 university partners across the United States. The closing of the merger occurred on January 22, 2019 and, as a result of the merger, GCE acquired all of the outstanding equity interests of Orbis Education for $361,184, net of cash acquired (the “Acquisition”). The Company financed a portion of the purchase price through a credit facility provided by a consortium of banks led by our existing bank group. See Note 3 to our consolidated financial statement for a full description of the Acquisition.

As a result of the Transaction and Acquisition, the Company no longer owns and operates an institution of higher education, but instead provides a bundle of services in support of its 19 university partners.

2. The Transaction

Asset Purchase Agreement and Related Agreements

On July 1, 2018, the Company consummated an Asset Purchase Agreement (the “Asset Purchase Agreement”) with GCU. In conjunction with the Asset Purchase Agreement, we received a secured note from GCU as consideration for the transferred assets (the “Transferred Assets”) in the initial principal amount of $870,097 (the “Secured Note”). The Secured Note contains customary commercial credit terms, including affirmative and negative covenants applicable to GCU, and provides that the Secured Note bears interest at an annual rate of 6.0%, has a maturity date of June 30, 2025, and is secured by all of the assets of GCU. The Secured Note provides for GCU to make interest only payments during the term, with all principal and accrued and unpaid interest due at maturity and also provides that we may loan additional amounts to GCU to fund approved capital expenditures during the first three years of the term. As of June 30, 2019, the Company had loaned an additional $199,815 to GCU for capital expenditures. In connection with the closing of the Asset Purchase Agreement, the Company and GCU entered into a long-term master services agreement pursuant to which the Company provides identified technology and academic services, counseling services and support, marketing and communication services, and several back office services to GCU in return for 60% of GCU’s tuition and fee revenue.

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

The Company received the Secured Note for the Transferred Assets. The Company also transferred cash equal to $34,107 as part of the closing. Except for identified liabilities assumed by GCU, GCE retained responsibility for all liabilities of the business arising from pre-closing operations. For the six months ended June 30, 2018 the Company had transaction expenses of $1,990, included in Loss on Transaction.

3. Acquisition

On January 22, 2019, GCE acquired Orbis Education for $361,184 (inclusive of closing date adjustments and net of cash acquired). Orbis Education is an education services company that supports healthcare education programs for 18 university partners across the United States. Concurrent with the closing of the Acquisition, GCE entered into an amended and restated credit agreement and used $191,000 from the amended and restated credit agreement and $171,034 of operating cash flows on hand to complete the purchase. See Note 11 of our consolidated financial statements for a description of the amended and restated credit agreement. The fair value of the assets acquired, less the liabilities assumed exceeded the purchase price by $157,930 which was recorded as goodwill. Transaction costs for the Acquisition for the year ended December 31, 2018 were $808 and for the six months ended June 30, 2019 were $3,966, which are included in the Loss on Transaction in our consolidated income statement.

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

Assets acquired
Cash, including $300 of pledged collateral	$4,793
Accounts receivable, net of allowance of $0	$3,236
Property and equipment	$5,392
Right-of-use assets	$13,069
Intangible assets	$210,280
Other assets	$2,793
Liabilities assumed
Accounts payable	$4,308
Accrued and other liabilities	$4,451
Lease liability	$13,069
Deferred tax liability	$9,643
Deferred revenue	$45
Total net asset or liability purchased and assumed	$208,047

Purchase price	$365,977

Excess of fair value of net assets acquired over consideration given	$157,930

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

The amounts recorded related to the Acquisition is subject to adjustment as the Company has not yet completed the final allocation of the purchase price. The Company adjusted its allocation of the purchase price by $9,643 in the three months ended June 30, 2019, primarily as the result of the tax effect of a lower tax basis in the acquired assets. The Company has one year from the date of the Acquisition to complete the allocation of the purchase price.

The Company has consolidated the results of operations for Orbis Education since its Acquisition on January 22, 2019. Consolidated net revenue and consolidated net income for the six months ended June 30, 2019 include $38,466 of service revenue and a loss, net of taxes, of $782 from Orbis Education, which includes $3,865 of amortization of intangible assets. The Company reclassified $414 of expense from technology and academic services and $92 of expense from general and administration to increase marketing and communication expenses by $506 for the

Grand Canyon Education, Inc.

Notes to Consolidated Financial Statements

(In thousands, except per share data)

three months ended March 31, 2019. The following table reports pro forma information as if the Acquisition of Orbis Education had been completed at the beginning of the earliest period presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Net revenue
As Reported	$174,820	$236,818	$372,107	$512,499
Pro forma	$174,820	$251,784	$375,357	$541,039

Net income
As Reported	$51,112	$46,038	$124,355	$119,719
Pro forma	$51,112	$42,128	$113,110	$105,848

The pro forma information above for the three and six months ended June 30, 2019 and 2018 includes acquisition related costs in both periods, amortization of intangible assets as a result of the Acquisition, additional interest expense on the debt issued to finance the Acquisition, depreciation expense based on the estimated fair value of the assets acquired, and warrant expense and related tax effects. The pro forma financial information is not necessarily indicative of the results of operations that would have occurred had the transactions been consummated on January 1, 2019 and 2018.

4. Summary of Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. Intercompany transactions have been eliminated in consolidation.

Unaudited Interim Financial Information

The accompanying unaudited interim consolidated financial statements of the Company have been prepared in accordance with U.S. generally accepted accounting principles and pursuant to the rules and regulations of the United States Securities and Exchange Commission and the instructions to Form 10-Q and Article 10, consistent in all material respects with those applied in its financial statements included in its Annual Report on Form 10-K for the fiscal year ended December 31, 2018. They do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. Such interim financial information is unaudited but reflects all adjustments that in the opinion of management are necessary for the fair presentation of the interim periods presented. Interim results are not necessarily indicative of results for a full year. These consolidated financial statements should be read in conjunction with the Company’s audited financial statements and footnotes included in its Annual Report on Form 10-K for the fiscal year ended December 31, 2018 from which the December 31, 2018 balance sheet information was derived. For purposes hereof, the term “university related revenue” refer to the Company’s revenue from operations prior to the sale of the University to GCU, and the term “university related expenses” refers to the Company’s expenses related to the operation of the University prior to the sale of the University to GCU and that are now the responsibility of GCU.

Restricted Cash and Cash Equivalents

A significant portion of the Company’s university related revenue was received from students who participated in government financial aid and assistance programs. Prior to July 1, 2018, restricted cash and cash equivalents represented amounts received from the federal and state governments under various student aid grant and loan programs, such as Title IV. The Company received these funds subsequent to the completion of the authorization and disbursement

Grand Canyon Education, Inc.

Notes to Consolidated Financial Statements

(In thousands, except per share data)

process and held them for the benefit of the student. The Department of Education requires Title IV funds collected in advance of student billings to be restricted until the course begins. Prior to the Transaction, the Company recorded all of these amounts as a current asset in restricted cash and cash equivalents. The majority of these funds remained as restricted for an average of 60 to 90 days from the date of receipt. Restricted cash and cash equivalents at December 31, 2018 represents the cash collateral on the credit agreement, which was released as part of the amended and restated credit agreement on January 22, 2019. Restricted cash and cash equivalents at June 30, 2019 represents cash pledged for leased office space.

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

On February 27, 2013, the Company entered into an interest rate corridor to manage its 30 Day LIBOR interest exposure related to its variable rate debt. The fair value of the interest rate corridor instrument as of June 30, 2019 and December 31, 2018 was $187 and $600, respectively, which is included in other assets. The fair value of the derivative instrument was determined using a hypothetical derivative transaction and Level 2 of the hierarchy of valuation inputs. This derivative instrument was originally designated as a cash flow hedge of variable rate debt obligations. The adjustment of ($341) and $335 for the six months ended June 30, 2019 and 2018, respectively, for the effective portion of the gains and losses on the derivatives is included as a component of other comprehensive income, net of taxes.

The interest rate corridor instrument reduces variable interest rate risk starting March 1, 2013 through December 20, 2019 with a notional amount of $56,667 as of June 30, 2019. The corridor instrument’s terms permit the Company to hedge its interest rate risk at several thresholds; the Company pays variable interest monthly based on the 30 Day LIBOR rates until that index reaches 1.5%. If 30 Day LIBOR is equal to 1.5% through 3.0%, the Company pays 1.5%. If 30 Day LIBOR exceeds 3.0%, the Company pays actual 30 Day LIBOR less 1.5%.

Grand Canyon Education, Inc.

Notes to Consolidated Financial Statements

(In thousands, except per share data)

At June 30, 2019, the Company expects to reclassify gains or losses on derivative instruments from accumulated other comprehensive income (loss) into earnings during the next 6 months as the derivative instrument expires in December 2019.

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

Revenue Recognition

University related revenue – prior to July 1, 2018

On January 1, 2018, the Company adopted “Revenue from Contracts with Customers” using the modified retrospective method applied to all contracts. Prior to the Transaction on July 1, 2018, net revenues consisted primarily of tuition, net of scholarships, and fees derived from courses taught by the University online, on ground, and at facilities it leased or those of employers, as well as from related educational resources that the University provided to its students, such as access to online materials. Tuition revenue was recognized pro-rata over the applicable period of instruction. A contract was entered into with a student and covered a course or semester. Revenue recognition occurred once a student started attending a course. The Company also charged online students an upfront learning management fee, which was deferred and recognized over the initial course. The Company had no costs that were capitalized to obtain or to fulfill a contract with a customer. Ancillary revenues included housing and fee revenues that were recognized over the period the services were provided and also included revenues from sales and services such as food and beverage, merchandise, hotel, golf and arena events that were recognized as sales occurred or services were performed as these services were transferred at a point in time. For the six months ended June 30, 2018, the Company’s revenue was reduced by approximately $101,176, as a result of scholarships that the Company offered to students. Sales tax collected from students is excluded from net revenues. Collected but unremitted sales tax is included as an accrued liability in our consolidated balance sheet.

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

The Company’s Services Agreements have initial terms ranging from 7-15 years, subject to renewal options, although certain agreements may give the university partners the right to terminate early if certain conditions are met. The Company’s Services Agreements have a single performance obligation, as the promises to provide the identified services are not distinct within the context of these agreements. The single performance obligation is delivered as our partners receive and consume benefits, which occurs ratably over a series of distinct service periods (daily or semester). Service revenue is recognized over time using the output method of measuring progress towards complete satisfaction of the single performance obligation. The output method provides a faithful depiction of the performance toward complete satisfaction of the performance obligation and can be tied to the time elapsed which is consumed evenly over the service period and is a direct measurement of the value provided to our partners. The service fees received from our partners over the term of the agreement are variable in nature in that they are dependent upon the number of students attending the university partner’s program and revenues generated from those students during the service period. Due to the variable nature of the consideration over the life of the service arrangement, the Company considers forming an expectation of the variable consideration to be received over the service life of this one performance obligation. However, since the performance obligation represents a series of distinct services, the Company recognizes the variable

Grand Canyon Education, Inc.

Notes to Consolidated Financial Statements

(In thousands, except per share data)

consideration that becomes known and billable because these fees related to the distinct service period in which the fees are earned. The Company meets the criteria in the standard and exercises the practical expedient to not disclose the aggregate amount of the transaction price allocated to the single performance obligation that is unsatisfied as of the end of the reporting period. The Company does not disclose the value of unsatisfied performance obligations because the directly allocable variable consideration is allocated entirely to a wholly unsatisfied promise to transfer a service that forms part of a single performance obligation. The service fees are calculated and settled per the terms of the Services Agreements and result in a settlement duration of less than one year for all partners. There are no refunds or return rights under the Services Agreements.

The Company’s receivables represent unconditional rights to consideration from our Services Agreements with our university partners. Accounts receivable, net is stated at net realizable value and contains billed and unbilled revenue. The Company utilizes the allowance method to provide for doubtful accounts based on its evaluation of the collectability of the amounts due. There have been no amounts written off and no reserves established as of June 30, 2019 given historical collection experience. The Company will continue to review and revise its allowance methodology based on its collection experience with its partners.

For our partners with unbilled revenue, revenue recognition occurs in advance of billings. Billings for some university partners do not occur until after the service period has commenced and final enrollment information is available. Our unbilled revenue of $1,554 as of June 30, 2019 represents contract assets included in accounts receivable in our consolidated balance sheets. Deferred revenue represents the excess of amounts received as compared to amounts recognized in revenue on our consolidated statements of income as of the end of the reporting period, and such amounts are reflected as a current liability on our consolidated balance sheets. We generally receive payments for our services billed within 30 days of invoice. These payments are recorded as deferred revenue until the services are delivered and revenue is recognized.

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

Costs that are capitalized include payroll and payroll-related costs for employees who are directly associated and spend time producing content and payments to faculty and subject matter experts involved in the process.  The Company starts capitalizing content costs when it begins to develop or to convert a particular course, resources have been assigned and a timeline has been set. The content asset is placed in service when all work is complete and the

Grand Canyon Education, Inc.

Notes to Consolidated Financial Statements

(In thousands, except per share data)

curriculum could be used for instruction. Capitalized content development assets are included in other assets in our consolidated balance sheets. The Company has concluded that the most appropriate method to amortize the deferred content assets is on a straight-line basis over the estimated life of the course, which is generally four years which corresponds with course’s review and major revision cycle. As of June 30, 2019, $1,348 of deferred content assets are included in other assets, long-term in the Company’s consolidated balance sheets and amortization is included in technical and academic services where the costs originated.

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

Concentration of Credit Risk

The Company believes the credit risk related to cash equivalents and investments is limited due to its adherence to an investment policy that requires investments to have a minimum BBB rating, depending on the type of security, by one major rating agency at the time of purchase. All of the Company’s cash equivalents and investments as of June 30, 2019 and December 31, 2018 consist of investments rated BBB or higher by at least one rating agency. Additionally, the Company utilizes more than one financial institution to conduct initial and ongoing credit analysis on its investment portfolio to monitor and lower the potential impact of market risk associated with its cash equivalents and investment portfolio. The Company is also subject to credit risk for its accounts receivable balance. The Company has not

Grand Canyon Education, Inc.

Notes to Consolidated Financial Statements

(In thousands, except per share data)

experienced any losses on receivables since July 1, 2018, the date the Company transitioned to an educational service provider. To manage accounts receivable risk, the Company maintains an allowance for doubtful accounts, if needed. Our dependence on our largest university partner subjects us to the risk that declines in our customer’s operations would result in a sustained reduction in revenues for the Company.

Use of Estimates

The preparation of consolidated financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

Segment Information

The Company operates as a single educational services company using a core infrastructure that serves the curriculum and educational delivery needs of its 19 university partners. The Company’s Chief Executive Officer manages the Company’s operations as a whole and no expense or operating income information is generated or evaluated on any component level.

Accounting Pronouncements Adopted in 2019

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), which introduced a lessee model that requires the majority of leases to be recognized on the balance sheet. On January 1, 2019, the Company adopted the ASU using the modified retrospective transition approach and elected the transition option to recognize the adjustment in the period of adoption rather than in the earliest period presented. Adoption of the new guidance resulted in an immaterial amount of right-of-use (“ROU”) assets and lease liabilities of $498. Subsequent to adoption, the Company recognized ROU assets of $13,069 and lease liabilities of $13,069 acquired in the Acquisition. As part of the adoption process the Company made the following elections:

●	The Company elected the hindsight practical expedient, for all leases.
●	The Company elected the package of practical expedients to not reassess prior conclusions related to contracts containing leases, lease classification and initial direct costs for all leases.
●	The Company elected to make the accounting policy election for short-term leases resulting in lease payments being recorded as an expense on a straight-line basis over the lease term.

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

5. Investments

At December 31, 2018, the Company transferred its investments from available-for-sale classification to trading, due to the Company’s decision to liquidate all investments to complete the Acquisition in the first quarter of 2019. Prior to December 31, 2018, the Company considered all investments as available-for-sale. At June 30, 2019 and December 31, 2018, the Company had $14,205 and $69,002, respectively, of investments. These investments were held in municipal and corporate securities as of June 30, 2019 and December 31, 2018.

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Denominator:
Basic weighted average shares outstanding	47,851	47,604	47,788	47,537
Effect of dilutive stock options and restricted stock	462	807	519	885
Diluted weighted average shares outstanding	48,313	48,411	48,307	48,422

Diluted weighted average shares outstanding excludes the incremental effect of unvested restricted stock and shares that would be issued upon the assumed exercise of stock options in accordance with the treasury stock method. For both the three and six month periods ended June 30, 2019 and 2018, none of the Company’s stock options and restricted stock awards outstanding were excluded from the calculation of diluted earnings per share as their inclusion would have been anti-dilutive.

7. Allowance for Doubtful Accounts

Grand Canyon Education, Inc.

Notes to Consolidated Financial Statements

(In thousands, except per share data)

	Balance at			Balance at
	Beginning of	Charged to	Deductions/	End of
	Period	Expense	Transfers(1)(2)	Period
Allowance for doubtful accounts receivable
Six months ended June 30, 2019	$—	—	—	$—
Six months ended June 30, 2018	$5,907	8,669	(8,483)	$6,093
(1)	Deductions represent accounts written off, net of recoveries.

8. Property and Equipment

Property and equipment consist of the following:

	June 30,	December 31,
	2019	2018
Land	$5,579	$5,579
Land improvements	2,242	2,242
Buildings	51,399	51,409
Buildings and leasehold improvements	11,144	9,581
Computer equipment	90,421	85,316
Furniture, fixtures and equipment	8,456	4,955
Internally developed software	33,835	39,270
Construction in progress	2,132	2,376
	205,208	200,728
Less accumulated depreciation and amortization	(88,436)	(89,689)
Property and equipment, net	$116,772	$111,039

9. Intangible Assets

Amortizable intangible assets consist of the following as of:

	June 30, 2019
	Estimated	Gross		Net
	Average Useful	Carrying	Accumulated	Carrying
	Life (in years)	Amount	Amortization	Amount
University partner relationships	25	$210,000	(3,734)	$206,266
Trade names	1	280	(131)	149
Total amortizable intangible assets, net		$210,280	(3,865)	$206,415

Amortization expense for university partner relationships and trade names for the years ending December 31:

2019	$4,358
2020	8,419
2021	8,419
2022	8,419
2023	8,419
Thereafter	168,381
$206,415

Grand Canyon Education, Inc.

Notes to Consolidated Financial Statements

(In thousands, except per share data)

10. Leases

The Company has operating leases for classroom site locations, office space, office equipment, and optical fiber communication lines. These leases range from 3 months to 10 years. At lease inception, we determined the lease term by assuming no exercises of renewal options, due to the Company’s constantly changing geographical needs for its university partners. Leases with an initial term of 12 months or less are not recorded in the consolidated balance sheets and we recognize lease expense for these leases on a straight-line basis over the lease term. The Company has operating lease costs of $1,507 and $781 for the six month period ended June 30, 2019 and 2018, respectively. The consolidated financial statements for years before January 1, 2019 are not presented on the same accounting basis with respect to leases. There was an immaterial amount of future lease obligations as of June 30, 2018. The majority of leases that existed for the six months ended June 30, 2018 were assigned to GCU in the Transaction that occurred on July 1, 2018.

As of June 30, 2019, the Company had $2,193 of non-cancelable operating lease commitments, primarily for a classroom site location, that has not yet commenced. This operating lease will commence in 2019 with a lease term of 10 years. The Company’s weighted-average remaining lease term relating to its operating leases is 6.00 years, with a weighted-average discount rate of 4.4%. As of June 30, 2019, the Company had no financing leases.

Future payment obligations with respect to the Company’s operating leases, which were existing at June 30, 2019, by year and in the aggregate, are as follows:

Year Ending December 31,	Amount
2019	$1,655
2020	2,824
2021	2,680
2022	2,453
2023	1,703
Thereafter	3,909
Total lease payments	$15,224
Less interest	2,183
Present value of lease liabilities	$13,041

11. Notes Payable and Other Noncurrent Liabilities

We entered into an amended and restated credit agreement dated January 22, 2019 and two related amendments dated January 31, 2019 and dated February 1, 2019, that together provide a credit facility of $325,000 comprised of a term loan facility of $243,750 and a revolving credit facility of $81,250, both with a five year maturity date. The term facility is subject to quarterly amortization of principal, commencing with the fiscal quarter ended June 30, 2019, in equal installments of 5% of the principal amount of the term facility per quarter. Both the term loan and revolver have monthly interest payments currently at 30 Day LIBOR plus an applicable margin of 2%. The proceeds of the term loan, together with $6,250 drawn under the revolver and operating cash on hand were used to complete the Acquisition. Concurrent with the amendment of the credit agreement and Acquisition, we repaid our existing term loan of $59,850 and our cash collateral of $61,667 was released. The amended and restated credit agreement contains standard covenants that, among other things, restrict the Company’s ability to incur additional debt or make certain investments, and require the Company to achieve certain financial ratios and maintain certain financial conditions. As of June 30, 2019, the Company is in compliance with its debt covenants. The Company concluded that the amended and restated credit agreement is considered a loan modification. Accordingly, the Company allocated the costs paid to the bank consortium based on the borrowing dollars and has recorded an asset of $596 and a contra liability of $1,639, which are

Grand Canyon Education, Inc.

Notes to Consolidated Financial Statements

(In thousands, except per share data)

related to our revolver and term loan, respectively, that is being amortized to interest expense over the five year maturity date. Additionally, the Company expensed $150 of third party costs in the first quarter related to this loan modification.

	As of June 30,	As of December 31,
	2019	2018
Notes Payable
Note payable, quarterly payment of $12,188 starting June 30, 2019; interest at 30 day LIBOR plus 2.00% (4.44% at June 30, 2019) through January 22, 2024	$230,060	$59,905
Revolving line of credit; interest at 30 day LIBOR plus 2.0% (4.44% at June 30, 2019)	26,250	—
	256,310	59,905
Less: Current portion	48,422	36,468
	$207,888	$23,437

Payments due under the notes payable obligations are as follows as of June 30, 2019:

2019	$24,211
2020	48,422
2021	48,422
2022	48,422
2023	48,422
Thereafter	38,411
Total	$256,310

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

13. Share-Based Compensation

Incentive Plan

Prior to June 2017, the Company made grants of restricted stock and stock options under its 2008 Equity Incentive Plan (the “2008 Plan”). In January 2017, the Board of Directors of the Company approved, and at the Company’s 2017 annual meeting of stockholders held on June 14, 2017, the Company’s stockholders adopted a 2017 Equity Incentive Plan (the “2017 Plan”) under which a maximum of 3,000 shares may be granted. As of June 30, 2019, 1,763 shares were available for grants under the 2017 Plan. All grants of equity incentives made after June 2017 have been made from the 2017 Plan.

Restricted Stock

During the six months ended June 30, 2019, the Company granted 149 shares of common stock with a service vesting condition to certain of its executives, officers, faculty and employees. The restricted shares have voting rights and vest in five annual installments of 20%, with this first installment vesting in March of the calendar year following the date of grant (the “first vesting date”) and on each of the four anniversaries of the first vesting date. Upon vesting, shares will be held in lieu of taxes equivalent to the minimum statutory tax withholding required to be paid when the restricted stock vests. During the six months ended June 30, 2019, the Company withheld 68 shares of common stock in lieu of taxes at a cost of $8,127 on the restricted stock vesting dates. In June 2019, following the annual stockholders meeting, the Company granted 3 shares of common stock to the non-employee members of the Company’s Board of Directors. The restricted shares granted to these directors have voting rights and best on the earlier of (a) the one year anniversary of the date of grant or (b) immediately prior to the following year’s annual stockholders’ meeting.

A summary of the activity related to restricted stock granted under the Company’s Incentive Plan since December 31, 2018 is as follows:

		Weighted Average
	Total	Grant Date
	Shares	Fair Value per Share
Outstanding as of December 31, 2018	460	$63.28
Granted	152	$93.55
Vested	(174)	$56.14
Forfeited, canceled or expired	(14)	$80.20
Outstanding as of June 30, 2019	424	$76.48

Grand Canyon Education, Inc.

Notes to Consolidated Financial Statements

(In thousands, except per share data)

Stock Options

During the six months ended June 30, 2019, no options were granted. A summary of the activity since December 31, 2018 related to stock options granted under the Company’s Incentive Plan is as follows:

	Summary of Stock Options Outstanding
		Weighted	Weighted
		Average	Average
		Exercise	Remaining	Aggregate
	Total	Price per	Contractual	Intrinsic
	Shares	Share	Term (Years)	Value ($)(1)
Outstanding as of December 31, 2018	444	$16.66
Granted	—	$—
Exercised	(191)	$17.85
Forfeited, canceled or expired	—	$—
Outstanding as of June 30, 2019	253	$15.76	1.62	$25,542
Exercisable as of June 30, 2019	253	$15.76	1.62	$25,542
(1)	Aggregate intrinsic value represents the value of the Company’s closing stock price on June 28, 2019 ($117.02) in excess of the exercise price multiplied by the number of shares underlying options outstanding or exercisable, as applicable.

Share-based Compensation Expense

The table below outlines share-based compensation expense for the six months ended June 30, 2019 and 2018 related to restricted stock and stock options granted:

	2019	2018
Technology and academic services	$861	$804
Counseling support and services	2,649	2,486
Marketing and communication	41	26
General and administrative	1,634	1,705
University related expenses	—	1,713
Share-based compensation expense included in operating expenses	5,185	6,734
Tax effect of share-based compensation	(1,296)	(1,683)
Share-based compensation expense, net of tax	$3,889	$5,051

14. Treasury Stock

The Board of Directors has authorized the Company to repurchase up to $175,000 in aggregate of common stock, from time to time, depending on market conditions and other considerations. The expiration date on the repurchase authorization is December 31, 2019. Repurchases occur at the Company’s discretion. Repurchases may be made in the open market. or in privately negotiated transactions, pursuant to the applicable Securities and Exchange Commission rules. The amount and timing of future share repurchases, if any, will be made as market and business conditions warrant. During the six months ended June 30, 2019 the Company repurchased 111 shares of common stock at an aggregate cost of $10,340. At June 30, 2019, there remained $77,762 available under its current share repurchase authorization. Shares repurchased in lieu of taxes are not included in the repurchase plan totals as they were approved in conjunction with the restricted share awards.

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

Forward-looking statements should not be read as a guarantee of future performance or results, and will not necessarily be accurate indications of the times at, or by, which such performance or results will be achieved. Forward-looking statements are based on information available at the time those statements are made or management’s good faith belief as of that time with respect to future events, and are subject to risks and uncertainties that could cause actual performance or results to differ materially from those expressed in or suggested by the forward-looking statements. Important factors that could cause such differences include, but are not limited to:

●	the occurrence of any event change or other circumstance that could give rise to the termination of any of the key university partner agreements;
●	our ability to properly manage risks and challenges associated with strategic initiatives, including potential acquisitions or divestitures of, or investments in, new businesses, acquisitions of new properties and new university partners, and expansion of services provided to our existing university partners;
●	our failure to comply with the extensive regulatory framework applicable to us either directly as a third party service provider or indirectly through our university partners, including Title IV of the Higher Education Act and the regulations thereunder, state laws and regulatory requirements, and accrediting commission requirements;
●	the ability of our university partners’ students to obtain federal Title IV funds, state financial aid, and private financing;
●	potential damage to our reputation or other adverse effects as a result of negative publicity in the media, in the industry or in connection with governmental reports or investigations or otherwise, affecting us or other companies in the education services sector;
●	risks associated with changes in applicable federal and state laws and regulations and accrediting commission standards, including pending rulemaking by the Department of Education applicable to us directly or indirectly through our university client;
●	competition from other education service companies in our geographic region and market sector, including competition for students, qualified executives and other personnel;
●	our expected tax payments and tax rate, including the effect of the Tax Cuts and Jobs Act of 2017;

●	our ability to hire and train new, and develop and train existing, employees;
●	the pace of growth of our university partners’ enrollment and its effect on the pace of our own growth;
●	our ability to, on behalf of our university partners, convert prospective students to enrolled students and to retain active students to graduation;
●	our success in updating and expanding the content of existing programs and developing new programs in a cost-effective manner or on a timely basis for our university partners;
●	risks associated with the competitive environment for marketing the programs of our university partners;
●	failure on our part to keep up with advances in technology that could enhance the experience for our university partners’ students;
●	the extent to which obligations under our credit agreement, including the need to comply with restrictive and financial covenants and to pay principal and interest payments, limits our ability to conduct our operations or seek new business opportunities;
●	our ability to manage future growth effectively; and
●	general adverse economic conditions or other developments that affect the job prospects of our university partners’ students.

Additional factors that could cause actual results to differ from those discussed in the forward-looking statements include, but are not limited to, those described in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2018, as updated in our subsequent reports filed with the Securities and Exchange Commission (“SEC”), including any updates found in Part II, Item 1A of this Quarterly Report on Form 10-Q or our other reports on Form 10-Q. You should not put undue reliance on any forward-looking statements. Forward-looking statements speak only as of the date the statements are made and we assume no obligation to update forward-looking statements to reflect actual results, changes in assumptions, or changes in other factors affecting forward-looking information, except to the extent required by applicable securities laws. If we do update one or more forward-looking statements, no inference should be drawn that we will make additional updates with respect to those or other forward-looking statements.

Explanatory Note

Prior to July 1, 2018, the Company, operated Grand Canyon University (the “University”), a comprehensive regionally accredited university that offers graduate and undergraduate degree programs, emphases and certificates across nine colleges both online and on ground at its campus in Phoenix, Arizona, at leased facilities and at facilities owned by third party employers of its students. On July 1, 2018, the Company sold the University to Grand Canyon University (“GCU”), an independent Arizona non-profit corporation formerly known as Gazelle University, (the “Transaction”) pursuant to the terms of an Asset Purchase Agreement (the “Asset Purchase Agreement”) between the Company and GCU. As a result of this Transaction, GCE became an educational services company focused on providing a full array of support services to institutions in the post-secondary education sector. GCE has developed significant technological solutions, infrastructure and operational processes to provide services to these institutions on a large scale. See Note 2 to consolidated financial statement for a full description of the Transaction.

During the second half of 2018, GCE provided services to GCU, its sole university partner during 2018, that included technology and academic services, counseling services and support, marketing and communication services, and back office services such as financial aid processing, accounting, reporting, tax, human resources, and procurement services.

Thus, prior to July 1, 2018, the Company owned and operated the University. Accordingly, the results of operations discussed herein for the three month and six month periods ended June 30, 2018 reflect the Company’s operations prior to July 1, 2018 which were made up exclusively of the operations of the University. Commencing July 1, 2018, the Company’s results of operations, including for the three month and six month periods ended June 30, 2019, do not include the operations of GCU but rather reflect the operations of the Company as a service/technology provider.

Additionally, on January 22, 2019, GCE completed the acquisition of Orbis Education, an educational services company that supports healthcare education programs for 18 universities across the United States for $361.2 million, net of cash acquired (the “Acquisition”). See Note 3 to consolidated financial statements for a full description of the Acquisition. Therefore, the results of operations for the three and six month periods ended June 30, 2019 include Orbis Education’s financial results for the period from January 22, 2019 to June 30, 2019.

Overview of Results. End-of-period enrollment in the programs at our university partners for which we provide services increased 11.4% between June 30, 2019 and June 30, 2018 to 90,906 from 81,620. This increase is due to partner enrollments in programs serviced by Orbis Education at June 30, 2019 of 3,316 and due to an increase in enrollments at GCU to 87,590, an increase of 7.3%. Ground enrollment at GCU, at June 30, 2019 and 2018 only includes traditional-aged students that are taking Summer school classes, which is a small percentage of GCU’s traditional-aged student body and professional studies students. The Spring semester for GCU’s traditional-aged student body ends near the end of April each year. Partner enrollments in programs serviced by Orbis Education were 2,473 at June 30, 2018. The increase in Orbis Education partner enrollments between years is primarily due to the increase in university partners and site locations between years. We believe the increase in GCU enrollments between years is due to the continued increase in its brand recognition and the value proposition that it affords to traditional-aged students and their parents and to working adult students. The 21.0% increase year over year in comparable service fee revenue for the six months ended June 30, 2019 and 2018 was primarily due to our Orbis Education acquisition on January 22, 2019 and the increase in GCU enrollments between years. The partnership agreements that were acquired as part of the Acquisition generally generate a higher revenue per student than our agreement with GCU as these agreements generally have a higher percentage of service revenue, the partners have higher tuition rates than GCU and the majority of these students are studying in the Accelerated Bachelor of Science in Nursing program so these students take on average more credits per semester.

Critical Accounting Policies and Use of Estimates

Our critical accounting policies are disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2018. During the six months ended June 30, 2019, there have been no significant changes in our critical accounting policies other than the Acquisition as discussed in Note 3 to the consolidated financial statements in Part I, Item 1, and the adoption of the new lease standard as discussed in Notes 4 and 10 to the consolidated financial statements in Part I, Item 1 of this report.

Results of Operations

The following table sets forth certain income statement data as a percentage of net revenue for each of the periods indicated. University related expenses, amortization of intangible assets and the loss on Transaction have been excluded from the table below:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Costs and expenses
Technology and academic services	12.9%	4.5%	11.1%	4.2%
Counseling services and support	31.1	21.5	28.9	19.8
Marketing and communication	20.4	12.7	19.3	11.4
General and administrative	5.3	2.4	5.5	2.6

As reflected in the table above, the income statement data as a percentage of revenue is not comparable between periods. This is a result of a reduction in revenues associated with the Company transitioning to an education service provider as of July 1, 2018. As a result, the Company has also provided two additional tables to enhance comparability between periods by showing, on a comparable basis, the types of levels of operating expenses the Company currently incurs as compared to prior to the Transaction. The Company has calculated 60% of university related revenue for periods prior to July 1, 2018, as adjusted “Non-GAAP” net revenue, which is the percentage of GCU’s tuition and fee revenue to which the Company is entitled under the long-term master services agreement with GCU (the “Services Agreement”). The percentages set forth below for periods prior to July 1, 2018 have been derived by dividing the indicated expense by adjusted “Non-GAAP” net revenue. University related expenses and the Loss on Transaction have been excluded from the table below:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
As Adjusted “Non-GAAP” net revenue
Service revenue	$174,820	$—	$372,107	$—
University related revenue	—	236,818	—	512,499
Net revenue	174,820	236,818	372,107	512,499
60% of university related revenue	—	142,091	—	307,499
Adjusted “Non-GAAP” net revenue	$174,820	$142,091	$372,107	$307,499

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
As % of As Adjusted "Non-GAAP" Revenue
Operating expenses
Costs and expenses
Technology and academic services	12.9%	7.5%	11.1%	7.0%
Counseling services and support	31.1	35.8	28.9	33.0
Marketing and communication	20.4	21.2	19.3	19.1
General and administrative	5.3	4.1	5.5	4.3

Three Months Ended June 30, 2019 Compared to Three Months Ended June 30, 2018

Service revenue and University related revenue. Our service revenue for the three months ended June 30, 2019 was $174.8 million compared to University related revenue of $236.8 million for the three months ended June 30, 2018. Commencing July 1, 2018, the results of our operations no longer include the operations of the University but rather reflect the operations of the Company as a service/technology provider with 19 university partners. As a service provider to GCU our largest university partner, the Company receives, as service revenue, 60% of GCU’s tuition and fee revenue and no longer has university related revenue, thus resulting in the decrease from the prior period. 60% of university related revenue for the three months ended June 30, 2018 was $142.1 million. The 23.0% increase year over year in comparable service fee revenue was primarily due to our Orbis Education acquisition on January 22, 2019 and an increase in GCU enrollments between years of 7.3%. Ground enrollment at GCU, only includes traditional-aged students that are taking Summer school classes, which is a small percentage of GCU’s traditional -aged student body and professional studies students. The Spring semester for GCU’s traditional-aged student body ends near the end of April each year. Partner enrollments in programs serviced by Orbis Education at June 30, 2019 was 3,316. The partnership agreements that were acquired as part of the Acquisition generally generate a higher revenue per student than our agreement with GCU as these agreements generally have a higher percentage of service revenue, the partners have higher tuition rates than GCU and the majority of these students are studying in the Accelerated Bachelor of Science in Nursing program so these students take on average more credits per semester.

Technology and academic services. Our technology and academic services expenses for the three months ended June 30, 2019 were $22.5 million, an increase of $11.8 million, or 111.0%, as compared to technology and academic services expenses of $10.7 million for the three months ended June 30, 2018. This increase was primarily attributable to the university partner agreements acquired in the Acquisition which require certain technology and academic services including headcount, as well as classroom facilities and equipment to be provided to each university partner. These costs along with the increased cost to service our primary university partner, GCU resulted in increases in employee compensation and related expenses including share-based compensation, in occupancy and depreciation including lease expenses, in technology and academic supply costs, and in other partner costs of $9.4 million, $1.6 million, $0.5 million, and $0.3 million, respectively. The increase in employee compensation and related expenses are primarily due to the increase in the number of staff needed to support our 19 university partners, and their increased enrollment growth, tenure based salary adjustments and an increase in benefit costs between years. Our technology and academic services expenses as a percentage of as adjusted non-GAAP net revenue increased 5.4% to 12.9% for the three months ended June 30, 2019, from 7.5% for the three months ended June 30, 2018 primarily due to the university partner agreements acquired requiring a higher level of technology and academic services than our agreement with GCU.

Counseling services and support. Our counseling services and support expenses for the three months ended June 30, 2019 were $54.3 million, an increase of $3.5 million, or 6.8%, as compared to counseling services and support expenses of $50.8 million for the three months ended June 30, 2018. This increase was primarily attributable to the university partner agreements acquired in the Acquisition which require certain counseling services and support, principally headcount to be provided to each university partner. These costs along with the increased cost to service our primary university partner, GCU, resulted in increases in employee compensation and related expenses including share-based compensation, in other counseling services and support related expenses, and in depreciation, amortization and occupancy costs of $2.9 million, $0.5 million and $0.1 million, respectively. The increase in employee compensation and related expenses is primarily due to increased headcount to support our university partners, and their increased enrollment growth, tenure-based salary adjustments and an increase in benefit costs between years. The increase in other counseling services is primarily the result of increased travel costs to service our 19 university partners. Our counseling services and support expenses as a percentage of as adjusted non-GAAP net revenue decreased 4.7% to 31.1% for the three months ended June 30, 2019, from 35.8% for the three months ended June 30, 2018 primarily due to the counseling services and support costs to service the acquired partner agreements being less as a percentage of revenue than the costs to service the GCU agreement and due to our ability to leverage our counseling services and support costs to service GCU across an increasing revenue base.

Marketing and communication. Our marketing and communication expenses for the three months ended June 30, 2019 were $35.7 million, an increase of $5.6 million, or 18.7%, as compared to marketing and communication expenses of $30.1 million for the three months ended June 30, 2018. This increase was primarily attributable to the partner agreements acquired in the Acquisition which require marketing of the university partners’ programs. These costs along with the increased cost to market GCU’s programs resulted in increased advertising of $4.7 million, employee compensation expenses and related expenses including share-based compensation of $0.8 million, and other communication expenses of $0.1 million. Our marketing and communication expenses as a percentage of as adjusted non-GAAP net revenue decreased by 0.8% to 20.4% for the three months ended June 30, 2019, from 21.2% for the three months ended June 30, 2018 primarily due to our ability to leverage our marketing and communication costs across an increasing revenue base.

General and administrative. Our general and administrative expenses for the three months ended June 30, 2019 were $9.2 million, an increase of $3.4 million, or 60.0%, as compared to general and administrative expenses of $5.8 million for the three months ended June 30, 2018. This increase was primarily due to increases in employee compensation and related expenses including share-based compensation, in other administrative expenses, in occupancy and depreciation, other general and administrative costs and in professional fees including audit and legal expenses of $2.3 million, $0.7 million, $0.2 million, and $0.2 million, respectively. Our increases in employee compensation, occupancy and depreciation, and other general and administrative costs are primarily related to the Acquisition, including additional headcount, and office space in Indianapolis, Indiana. Our general and administrative expenses as a percentage of as adjusted non-GAAP net revenue increased by 1.2% to 5.3% for the three months ended June 30, 2019, from 4.1% for the three months ended June 30, 2018 due to the increase in employee compensation, and office space, partially offset by our ability to leverage our general and administrative expenses across an increasing revenue base.

Amortization of intangible assets. The amortization of intangible assets for the three months ended June 30, 2019 was $2.2 million and is related to the Acquisition of Orbis Education, which resulted in the creation of certain identifiable intangible assets that will be amortized over their expected lives.

Loss on Transaction. $0.1 million of transaction expenses were reversed in the three months ended June 30, 2019 related to the GCU Transaction, a decrease of $1.5 million, as compared to the loss of $1.4 million related to the GCU Transaction for the three months ended June 30, 2018.

University related expenses. Our university related expenses for the three months ended June 30, 2018 were $79.5 million. The expenses included in the three months ended June 30, 2018 represent university related expenses for activities that have now transferred to GCU and are not related to our current business activities as a service provider.

Interest income on Secured Note. Interest income on the Secured Note (as defined below) for the three months ended June 30, 2019 was $14.5 million. As a result of the Transaction with GCU on July 1, 2018, the Company recognizes interest income on its Secured Note with GCU and any additional funding for capital expenditures, earning interest at 6%, with monthly interest payments.

Interest expense. Interest expense was $2.9 million for the three months ended June 30, 2019, an increase of $2.8 million, as compared to interest expense of $0.1 million for the three months ended June 30, 2018. The increase in interest expense is primarily due to the Acquisition of Orbis Education, which resulted in a $190.1 million increase in our outstanding credit facility, a slightly higher interest rate on the credit facility, additional fees on a new revolving credit facility, and lower capitalized interest as compared to the same period in the prior year.

Investment interest and other. Investment interest and other for the three months ended June 30, 2019 was $2.7 million, an increase of $1.1 million, as compared to $1.6 million in the three months ended June 30, 2018.

Income tax expense. Income tax expense for the three months ended June 30, 2019 was $14.1 million, an increase of $0.1 million, or 1.2%, as compared to income tax expense of $14.0 million for the three months ended June 30, 2018. This increase is the result of a decrease in our effective tax rate, offset by an increase in our taxable income between periods. Our effective tax rate was 21.7% during the second quarter of 2019 compared to 23.3% during the second quarter of 2018. The decrease in the effective tax rate resulted from a recent law change with respect to Arizona state taxes, and an increase in excess tax benefits to $2.2 million from $1.2 million in the three months ended June 30, 2019 and 2018, respectively. The inclusion of excess tax benefits and deficiencies as a component of our income tax expense will increase volatility within our provision for income taxes as the amount of excess tax benefits or deficiencies from share-based compensation awards are dependent on our stock price at the date the restricted awards vest, our stock price on the date an option is exercised, and the quantity of options exercised. Our restricted stock vests in March each year so the favorable benefit will primarily impact the first quarter each year.

Net income. Our net income for the three months ended June 30, 2019 was $51.1 million, an increase of $5.1 million, as compared to $46.0 million for the three months ended June 30, 2018, due to the factors discussed above.

Six Months Ended June 30, 2019 Compared to Six Months Ended June 30, 2018

Service revenue and University related revenue. Our service revenue for the six months ended June 30, 2019 was $372.1 million compared to University related revenue of $512.5 million for the six months ended June 30, 2018. Commencing July 1, 2018, the results of our operations no longer include the operations of the University but rather reflect the operations of the Company as a service/technology provider with 19 university partners. As a service provider to GCU our largest university partner, the Company receives, as service revenue, 60% of GCU’s tuition and fee revenue and no longer has university related revenue, thus resulting in the decrease from the prior period. 60% of university related revenue for the six months ended June 30, 2018 was $307.5 million. The 21.0% increase year over year in comparable service fee revenue was primarily due to our Orbis Education acquisition on January 22, 2019 and an increase in GCU enrollments between years of 7.3%. Ground enrollment at GCU, only includes traditional-aged students that are taking Summer school classes, which is a small percentage of GCU’s traditional -aged student body and professional studies students. The Spring semester for GCU’s traditional-aged student body ends near the end of April each year. Partner enrollments in programs serviced by Orbis Education at June 30, 2019 was 3,316. The partnership agreements that were acquired as part of the Acquisition generally generate a higher revenue per student than our agreement with GCU as these agreements generally have a higher percentage of service revenue, the partners have higher tuition rates than GCU and the majority of these students are studying in the Accelerated Bachelor of Science in Nursing program so these students take on average more credits per semester.

Technology and academic services. Our technology and academic services expenses for the six months ended June 30, 2019 were $41.2 million, an increase of $19.8 million, or 92.5%, as compared to technology and academic services expenses of $21.4 million for the six months ended June 30, 2018. This increase was primarily attributable to the university partner agreements acquired in the Acquisition which require certain technology and academic services including headcount, as well as classroom facilities and equipment to be provided to each university partner. These costs along with the increased cost to service our primary university partner, GCU resulted in increases in employee compensation and related expenses including share-based compensation, in occupancy and depreciation including lease expenses, in technology and academic supply costs and in other partner costs of $15.7 million, $2.5 million, $1.2 million and $0.4 million, respectively. The increase in employee compensation and related expenses are primarily due to the increase in the number of staff needed to support our 19 university partners, and their increased enrollment growth, tenure based salary adjustments and an increase in benefit costs between years. Our technology and academic services expenses as a percentage of as adjusted non-GAAP net revenue increased 4.1% to 11.1% for the six months ended June 30, 2019, from 7.0% for the six months ended June 30, 2018 primarily due to the university partner agreements acquired requiring a higher level of technology and academic services than our agreement with GCU.

Counseling services and support. Our counseling services and support expenses for the six months ended June 30, 2019 were $107.4 million, an increase of $5.8 million, or 5.7%, as compared to counseling services and support expenses of $101.6 million for the six months ended June 30, 2018. This increase was primarily attributable to the university partner agreements acquired in the Acquisition which require certain counseling services and support, principally headcount to be provided to each university partner. These costs along with the increased cost to service our primary university partner, GCU resulted in increases in employee compensation and related expenses including share-based compensation, and other counseling services and support related expenses, of $4.8 million and $1.2 million, respectively, partially offset by a slight decrease in depreciation, amortization and occupancy costs of $0.2 million. The increase in employee compensation and related expenses is primarily due to increased headcount to support our university partners, and their increased enrollment growth, tenure-based salary adjustments and an increase in benefit costs between years. The increase in other counseling services is primarily the result of increased travel costs to service our 19 university partners. Our counseling services and support expenses as a percentage of as adjusted non-GAAP net revenue decreased 4.1% to 28.9% for the six months ended June 30, 2019, from 33.0% for the six months ended June 30, 2018 primarily due to the counseling services and support costs to service the acquired partner agreements being less as a percentage of revenue than the costs to service the GCU agreement and due to our ability to leverage our counseling services and support costs to service GCU across an increasing revenue base.

Marketing and communication. Our marketing and communication expenses for the six months ended June 30, 2019 were $71.7 million, an increase of $13.1 million, or 22.3%, as compared to marketing and communication expenses of $58.6 million for the six months ended June 30, 2018. This increase was primarily attributable to the partner agreements acquired in the Acquisition which require marketing of the university partners’ programs. These costs along with the increased cost to market GCU’s programs resulted in increased advertising, in employee compensation and related expenses including share-based compensation, and in other communication expenses of $11.6 million, $1.4 million, and $0.1 million, respectively. Our marketing and communication expenses as a percentage of as adjusted non-GAAP net revenue increased by 0.2% to 19.3% for the six months ended June 30, 2019, from 19.1% for the six months ended June 30, 2018 primarily due to the advertising costs associated with marketing new university partners’ programs.

General and administrative. Our general and administrative expenses for the six months ended June 30, 2019 were $20.6 million, an increase of $7.4 million, or 56.4%, as compared to general and administrative expenses of $13.2 million for the six months ended June 30, 2018. This increase was primarily due to increases in employee compensation including share-based compensation, in professional fees, in other general and administrative costs, and in occupancy and depreciation of $3.1 million, $2.6 million, $1.2 million, and $0.5 million, respectively. Our increases in employee compensation, occupancy, depreciation, and other general and administrative costs are primarily related the Acquisition, including additional headcount, and office space in Indianapolis, Indiana. Our increase in professional fees is primarily related to a payment made to an outside provider that assisted us in obtaining a state tax refund with a favorable tax impact of $5.9 million in the first quarter of 2019 and higher legal fees. Our general and administrative expenses as a percentage of as adjusted non-GAAP net revenue increased by 1.2% to 5.5% for the six months ended June 30, 2019, from 4.3% for the six months ended June 30, 2018 due to the increase in professional fees, employee compensation, and office space, partially offset by our ability to leverage our general and administrative expenses across an increasing revenue base.

Amortization of intangible assets. The amortization of intangible assets for the six months ended June 30, 2019 was $3.9 million and is related to the Acquisition of Orbis Education, which resulted in the creation of certain identifiable intangible assets that will be amortized over their expected lives.

Loss on transaction. The loss on transaction for the six months ended June 30, 2019 was $4.0 million due to transaction costs related to the Acquisition of Orbis Education, an increase of $2.0 million, as compared to the loss of $2.0 million related to the GCU Transaction for the six months ended June 30, 2018.

University related expenses. Our university related expenses for the six months ended June 30, 2018 were $167.2 million. The expenses included in the six months ended June 30, 2018 represent university related expenses for activities that have now transferred to GCU and are not related to our current business activities as a service provider.

Interest income on Secured Note. Interest income on the Secured Note (as defined below) for the six months ended June 30, 2019 was $28.2 million. As a result of the Transaction with GCU on July 1, 2018, the Company recognizes interest income on its Secured Note with GCU including borrowings made for capital expenditures, earning interest at 6%, with monthly interest payments.

Interest expense. Interest expense was $5.5 million for the six months ended June 30, 2019, and increase of $5.1 million, as compared to interest expense of $0.4 million for the six months ended June 30, 2018. The increase in interest expense is primarily due to the Acquisition of Orbis Education, which resulted in a $190.1 million increase in our outstanding credit facility, a slightly higher interest rate on the credit facility, additional fees on a new revolving credit facility, and lower capitalized interest as compared to the same period in the prior year.

Investment interest and other. Investment interest and other for the six months ended June 30, 2019 was $3.8 million, an increase of $1.3 million, as compared to $2.5 million in the six months ended June 30, 2018.

Income tax expense. Income tax expense for the six months ended June 30, 2019 was $25.6 million, a decrease of $5.4 million, or 17.5%, as compared to income tax expense of $31.0 million for the six months ended June 30, 2018. This decrease is the result of a decrease in our effective tax rate and a slight decrease in our taxable income between periods. Our effective tax rate was 17.1% during the six months ended June 30, 2019 compared to 20.6% during the six months ended June 30, 2018. The decrease in the effective tax rate resulted from an agreement with the Arizona Department of Revenue regarding previously filed refund claims related to income tax obligations for prior calendar years, which resulted in a favorable tax impact of $5.9 million recorded as a discrete tax item in the first quarter of 2019. In addition, in the second quarter of 2019, the effective tax rate was favorably impacted by a recent law change with respect to Arizona state taxes, and an increase in excess tax benefits to $6.8 million from $6.5 million in the six months ended June 30, 2019 and 2018, respectively. The inclusion of excess tax benefits and deficiencies as a component of our income tax expense will increase volatility within our provision for income taxes as the amount of excess tax benefits or deficiencies from share-based compensation awards are dependent on our stock price at the date the restricted awards vest, our stock price on the date an option is exercised, and the quantity of options exercised. Our restricted stock vests in March each year so the favorable benefit will primarily impact the first quarter each year.

Net income. Our net income for the six months ended June 30, 2019 was $124.4 million, an increase of $4.7 million, as compared to $119.7 million for the six months ended June 30, 2018, due to the factors discussed above.

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

Liquidity and Capital Resources

Liquidity. During 2019, we financed our Acquisition of Orbis Education for $361.2 million, net of cash acquired, from an increase in our credit facility of $190.1 million and the use of $171.1 million of operating cash on hand. Our unrestricted cash and cash equivalents and investments were $80.0 million at June 30, 2019. As of June 30, 2019, we had $300,000 of restricted cash and cash equivalents, for pledged collateral for a newly acquired site lease.

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

On July 1, 2018, in consideration for the transfer of assets under the Asset Purchase Agreement, we received a secured note from GCU in the initial principal amount of $870.1 million (the “Secured Note”). The Secured Note contains customary commercial credit terms, including affirmative and negative covenants applicable to GCU, and provides that the Secured Note bears interest at an annual rate of 6.0%, has a maturity date of June 30, 2025, and is secured by all of the assets of GCU. The Secured Note provides for GCU to make interest only payments during the term, with all principal and accrued and unpaid interest due at maturity and also provides that we will loan additional amounts to GCU to fund approved capital expenditures during the first three years of the term. Funding for capital expenditures for GCU since July 1, 2018 totals $199.8 million as of June 30, 2019, which includes an advance of $99.0 million for estimated capital expenditures through the end of 2019. Some amounts may be repaid during the six months remaining in the year ended December 31, 2019.

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

During the three months ended June 30, 2019, 3,000 shares of common stock were repurchased by the Company. At June 30, 2019, there remains $77.8 million available under our share repurchase authorization.

Cash Flows

Operating Activities. Net cash provided by operating activities for the six months ended June 30, 2019 was $189.3 million as compared to $143.7 million for the six months ended June 30, 2018. The increase in cash generated from operating activities between the six months ended June 30, 2018 and the six months ended June 30, 2019 is primarily due to the changes in other working capital such as receivables from our university partners and deferred revenue as a result of the change from being the owner-operator of GCU to being a service provider to 19 university partners. As a service provider, we generally receive our service fees from our university partners in arrears. This quarter GCU paid its estimated service fee for June prior to the quarter end resulting in an increase in operating cash flows for the six months ended June 30, 2019 of $41.1 million.

Investing Activities. Net cash used in investing activities was $485.8 million and $67.4 million for the six months ended June 30, 2019 and 2018, respectively. Our cash used in investing activities was primarily related to the Acquisition, the funding of capital expenditures to GCU, and the liquidation of short-term investments and capital expenditures. We paid $361.2 million, net of cash acquired, to acquire Orbis Education on January 22, 2019. Funding to GCU for capital expenditures during the first six months of 2019 totaled $169.8 million. Proceeds from investments, net of purchases of short term investments, was $55.1 million and $11.7 million for the six months ended June 30, 2019 and 2018, respectively. Capital expenditures were $9.7 million and $79.2 million for the six months ended June 30, 2019 and 2018, respectively. During the six-month period for 2019, capital expenditures primarily consisted of leasehold improvements and equipment for new partner locations, internally developed software, as well as purchases of computer equipment, other internal use software projects and furniture and equipment to support our increasing employee headcount. During the six-month period for 2018, capital expenditures primarily consisted of the University’s ground campus construction projects as well as purchases of computer equipment, other internal use software projects and furniture and equipment to support our increasing employee headcount.

Financing Activities. Net cash provided by financing activities was $180.5 million for the six months ended June 30, 2019. Net cash used in financing activities was $14.7 million for the six months ended June 30, 2018. During the six-month period for 2019, $270.0 million of proceeds was drawn on the credit facility, and the term loan balance of the prior credit agreement of $59.9 million was repaid along with $12.1 million of principal payments on the new credit facility. In addition, $2.4 million of debt issuance costs were incurred on the new credit facility and $8.1 million was used to purchase common shares withheld in lieu of income taxes resulting from the vesting of restricted share awards and $10.3 million was used to purchase treasury stock in accordance with the Company’s share repurchase program. Proceeds from the exercise of stock options of $3.4 million were received in the six months ended June 30, 2019. During the six-month period for 2018, $11.5 million was used to purchase common shares withheld in lieu of income taxes resulting from restricted share awards and $1.6 million was used to purchase treasury stock in accordance with the Company’s share repurchase program. Principal payments on notes payable and capital leases totaled $3.4 million, partially offset by proceeds from the exercise of stock options of $1.8 million.

Contractual Obligations

The following table sets forth, as of June 30, 2019, the aggregate amounts of GCE’s significant contractual obligations and commitments with definitive payment terms due in each of the periods presented (in millions).

		Payments Due by Period
		Less than			More than
	Total	1 Year	2-3 Years	4-5 Years	5 Years
Long term notes payable	$256.3	$24.2	$96.8	$96.8	$38.5
Lease liabilities	13.0	1.1	4.6	3.7	3.6
Purchase obligations(1)	10.5	5.6	4.5	0.4	0.0
Total contractual obligations	$279.8	$30.9	$105.9	$100.9	$42.1
(1)	The purchase obligation amounts include expected spending by period under contracts for GCE that were in effect at June 30, 2019.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have had or are reasonably likely to have a material current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources.

Item 3.   Quantitative and Qualitative Disclosures About Market Risk

Impact of inflation. We believe that inflation has not had a material impact on our results of operations for the six months ended June 30, 2019 or 2018. There can be no assurance that future inflation will not have an adverse impact on our operating results and financial condition.

Market risk. On February 27, 2013, we entered into an interest rate corridor to manage our 30 Day LIBOR interest exposure from the variable rate debt, which debt matures in December 2019. The corridor instrument, which hedges variable interest rate risk starting March 1, 2013 through December 20, 2019 with a notional amount of $56.7 million as of June 30, 2019, permits us to hedge our interest rate risk at several thresholds. Under this arrangement, in addition to the credit spread we will pay variable interest rates based on the 30 Day LIBOR rates monthly until that index reaches 1.5%. If 30 Day LIBOR is equal to 1.5% through 3.0%, we will continue to pay 1.5%. If 30 Day LIBOR exceeds 3.0%, we will pay actual 30 Day LIBOR less 1.5%.

Except with respect to the foregoing, we have no derivative financial instruments or derivative commodity instruments. We invest cash in excess of current operating requirements in short-term certificates of deposit and money market instruments in multiple financial institutions.

Interest rate risk. We manage interest rate risk through the instruments noted above and by investing excess funds in cash equivalents, such as municipal mutual funds tied to various market indices, commercial paper rated at A1 or higher, certificates of deposit, and municipal bonds with a BBB rating or higher bearing variable interest rates, or individual bond coupon rates. Our future interest income may fall short of expectations due to changes in interest rates or we may suffer losses in principal if we are forced to sell securities that have declined in market value due to changes in interest rates. At June 30, 2019, a 10% increase or decrease in interest rates would not have a material impact on our future earnings, fair values, or cash flows. For information regarding our variable rate debt, see “Market risk” above.

Item 4.   Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective, as of June 30, 2019, in ensuring that material information relating to us required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in reports it files or submits under the Exchange Act is accumulated and communicated to management, including its principal executive officer or officers and principal financial officer or officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

PART II – OTHER INFORMATION

Item 1.   Legal Proceedings

None.

Item 1A. Risk Factors

There have been no material changes to the risk factors disclosed in the “Risk Factors” section of our Annual Report on Form 10-K for the year ended December 31, 2018.

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sales of Unregistered Securities

None.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

Our Board of Directors has authorized the Company to repurchase up to an aggregate of $175.0 million of common stock, from time to time, depending on market conditions and other considerations. The current expiration date on the repurchase authorization is December 31, 2019. Repurchases occur at the Company’s discretion. Repurchases may be made in the open market or in privately negotiated transactions, pursuant to the applicable Securities and Exchange Commission rules. The amount and timing of future share repurchases, if any, will be made as market and business conditions warrant. During the three months ended June 30, 2019, we repurchased 3,000 shares of common stock. At June 30, 2019, there remains $77.8 million available under our share repurchase authorization.

The following table sets forth our share repurchases of common stock and our share repurchases in lieu of taxes, which are not included in the repurchase plan totals as they were approved in conjunction with the restricted share awards, during each period in the second quarter of fiscal 2019:

			Total Number of	Maximum Dollar
			Shares Purchased as	Value of Shares
		Average	Part of Publicly	That May Yet Be
	Total Number of	Price Paid	Announced	Purchased Under
Period	Shares Purchased	Per Share	Program	the Program
Share Repurchases
April 1, 2019 – April 30, 2019	—	$—	—	$78,100,000
May 1, 2019 – May 31, 2019	3,000	$113.52	3,000	$77,800,000
June 1, 2019 – June 30, 2019	—	$—	—	$77,800,000
Total	3,000	$113.52	3,000	$77,800,000
Tax Withholdings
April 1, 2019 – April 30, 2019	—	$—	—	$—
May 1, 2019 – May 31, 2019	—	$—	—	$—
June 1, 2019 – June 30, 2019	—	$—	—	$—
Total	—	$—	—	$—

Item 3.   Defaults Upon Senior Securities

None.

Item 4.   Mine Safety Disclosures

None.

Item 5.   Other Information

None.

Item 6.   Exhibits

(a)   Exhibits

Number	Description	Method of Filing
3.1	Amended and Restated Certificate of Incorporation (as amended).	Incorporated by reference to Exhibit 3.1 to the Company’s Annual Report on Form 10-K filed with the SEC on February 20, 2019.

3.2	Third Amended and Restated Bylaws.	Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on October 29, 2014.

4.1	Specimen of Stock Certificate.	Incorporated by reference to Exhibit 4.1 to Amendment No. 2 to the Company’s Registration Statement on Form S-1 filed with the SEC on September 29, 2008.

31.1	Certification of Principal Executive Officer pursuant to Rules 13a14(a) and 15d14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

31.2	Certification of Principal Financial Officer pursuant to Rules 13a14(a) and 15d14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. ††	Filed herewith.

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. ††	Filed herewith.

101.INS	XBRL Instance Document	Filed herewith.
101.SCH	XBRL Taxonomy Extension Schema	Filed herewith.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase	Filed herewith.
101.DEF	XBRL Taxonomy Extension Definition Linkbase	Filed herewith.
101.LAB	XBRL Taxonomy Extension Label Linkbase	Filed herewith.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase	Filed herewith.

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

GRAND CANYON EDUCATION, INC.

Date: August 6, 2019	By:	/s/ Daniel E. Bachus
Daniel E. Bachus
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)