Form 10-K
period 2019-12-31
Grand Canyon Education, Inc.
filed 2020-02-20
CIK 1434588

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2019

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

Registrant’s telephone number, including area code: (602) 247-4400

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

The total number of shares of common stock outstanding as of February 14, 2020 was 48,165,704.

As of June 28, 2019, the last business day of the registrant’s most recently completed second fiscal quarter, the registrant’s common stock was listed on the NASDAQ Global Market. As of June 28, 2019, the aggregate market value of the registrant’s common stock held by non-affiliates was approximately $5.6 billion.

DOCUMENTS INCORPORATED BY REFERENCE

Certain portions of the registrant’s Definitive Proxy Statement for its 2020 Annual Meeting of Stockholders (which is expected to be filed with the Commission within 120 days after the end of the registrant’s 2019 fiscal year) are incorporated by reference into Part III of this Report.

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

Forward-looking statements should not be read as a guarantee of future performance or results and will not necessarily be accurate indications of the times at, or by, which such performance or results will be achieved. Forward-looking statements are based on information available at the time those statements are made or management’s good faith belief as of that time with respect to future events and are subject to risks and uncertainties that could cause actual performance or results to differ materially from those expressed in or suggested by the forward-looking statements. Important factors that could cause such differences include, but are not limited to:

●	the occurrence of any event, change or other circumstance that could give rise to the termination of any of the key university partner agreements;
●	our ability to properly manage risks and challenges associated with strategic initiatives, including potential acquisitions or divestitures of, or investments in, new businesses, acquisitions of new university partners, and expansion of services provided to our existing university partners;
●	our failure to comply with the extensive regulatory framework applicable to us either directly as a third-party service provider or indirectly through our university partners, including Title IV of the Higher Education Act and the regulations thereunder, state laws and regulatory requirements, and accrediting commission requirements;
●	the ability of our university partners’ students to obtain federal Title IV funds, state financial aid, and private financing;
●	potential damage to our reputation or other adverse effects as a result of negative publicity in the media, in the industry or in connection with governmental reports or investigations or otherwise, affecting us or other companies in the education services sector;
●	risks associated with changes in applicable federal and state laws and regulations and accrediting commission standards, including pending rulemaking by the United States Department of Education applicable to us directly or indirectly through our university partners;
●	competition from other education service companies, including competition for students, qualified executives and other personnel;
●	our expected tax payments and tax rate, including the effect of the Tax Cuts and Jobs Act of 2017;
●	our ability to hire and train new, and develop and train existing employees;
●	the pace of growth of our university partners’ enrollment and its effect on the pace of our own growth;
●	fluctuations in our revenues due to seasonality;
●	our ability to, on behalf of our university partners, convert prospective students to enrolled students and to retain active students to graduation;
●	our success in updating and expanding the content of existing programs and developing new programs in a cost-effective manner or on a timely basis for our university partners;
●	risks associated with the competitive environment for marketing the programs of our university partners;
●	failure on our part to keep up with advances in technology that could enhance the experience for our university partners’ students;

●	the extent to which obligations under our credit agreement, including the need to comply with restrictive and financial covenants and to pay principal and interest payments, limits our ability to conduct our operations or seek new business opportunities;
●	our ability to manage future growth effectively;
●	general adverse economic conditions or other developments that affect the job prospects of our university partners’ students; and
●	other factors discussed under the headings “Risk Factors,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” “Business,” and “Regulation.”

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

Part I

Item 1.    Business

Overview

Grand Canyon Education, Inc., a Delaware corporation (“GCE” or the “Company) is a publicly traded education services company dedicated to serving colleges and universities. GCE has developed significant technological solutions, infrastructure and operational processes to provide services to these institutions on a large scale. GCE’s most significant university partner is Grand Canyon University (“GCU”), a comprehensive regionally accredited university that offers graduate and undergraduate degree programs, emphases and certificates across nine colleges both online and on ground at its campus in Phoenix, Arizona. As of December 31, 2019, GCE provided education services and support to more than 103,100 students enrolled in GCU’s programs, emphases and certificates.

In January 2019, GCE began providing education services to numerous university partners across the United States through our wholly owned subsidiary, Orbis Education Services LLC (“Orbis Education”), which we acquired on January 22, 2019. See Note 3 – Acquisition to consolidated financial statements for a full description of this acquisition. Orbis Education works in partnership with a growing number of top universities and healthcare networks across the country to develop high-quality, career-ready graduates in four primary academic programs to meet the healthcare industry’s demands. As of December 31, 2019, Orbis Education provides education services to 22 university partners, at 24 locations, in 20 states throughout the country.

Prior to July 1, 2018, GCE, operated GCU. On July 1, 2018, the Company sold GCU to an independent, nonprofit entity (the “Transaction”). See Note 2 – The Transaction to consolidated financial statements for a full description of the Transaction. Accordingly, the results of operations discussed herein for the twelve-month period ended December 31, 2018 reflect the Company’s operations prior to July 1, 2018 which were made up exclusively of the operations of GCU. For the period from July 1, 2018 to December 31, 2018 and for the year ended December 31, 2019, results of operations do not include the operations of GCU but rather reflect the operations of the Company as an educational services company.

As reported net revenue for the year ended December 31, 2019 was $778.6 million, representing a decrease of 7.9% over the year ended December 31, 2018.  The reduction in as reported net revenue from 2018 to 2019 is driven by our transition from owning and operating a university to becoming an education services company as of July 1, 2018.  As an education services company for GCU, the Company receives, as service revenue, 60% of GCU’s tuition and fee revenue and no longer has university related revenue, thus resulting in the decrease from the prior period. On a comparable basis, adjusted net revenue for the year ended December 31, 2018 was $640.5 million. The 21.6% increase year over year in comparable service fee revenue for the year ended December 31, 2019 and 2018 was primarily due to our Orbis Education acquisition on January 22, 2019 and the increase in GCU enrollments between years. For information on how we calculate as adjusted net revenue for comparison purposes, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation – Results of Operations.” The partnership agreements that were acquired as part of the Acquisition generally generate a higher revenue per student than our agreement with GCU as these agreements generally have a higher percentage of service revenue, the partners have higher tuition rates than GCU and the majority of these students are studying in the Accelerated Bachelor of Science in Nursing program so these students take on average more credits per semester.

As reported operating income was $265.1 million and increased 2.7% for the year ended December 31, 2019 as compared to 2018. As adjusted operating income and operating margin, which excludes university related revenue and expenses, the loss on transaction, amortization of intangible assets and the contributions made to private school tuition organizations in lieu of state income taxes of $4.0 million in 2019 and $3.7 million in 2018 was $281.3 million and 36.1%, respectively in 2019 compared to $248.6 million and 38.8%, respectively, in 2018.  The 13.2% increase in adjusted operating income year over year is driven by our ability to leverage our operating expenses across an increasing revenue base.

Our Business

GCE is an education services company with 22 university partners as of December 31, 2019. We have invested over $200 million in the last eleven years to develop systems that automate key processes and enable us to scale these processes to hundreds of thousands of students. GCE is capable of supporting not just core academic functions, technology and marketing but many additional key processes that surround those functions, such as faculty recruiting and training, admissions, financial aid, accounting, and technical support.

Suite of Services

The following describes the various services that we are capable of providing to university partners. Services actually provided to a given university partner depend upon the nature of programs supported by GCE, existing university infrastructure, and university partner preferences.

Technology and Academic Services

We provide technology and academic services that relate to the ongoing maintenance of our university partners’ educational infrastructure, including online course delivery and management, student records, assessment, customer relations management and other internal administrative systems. These services also include curriculum conversion, support for content development, support for faculty and related training and development, technical support, rent and occupancy costs for university partners’ simulation and skills labs, and assistance with state regulatory compliance. We have established secure, reliable and scalable technology systems that provide a high quality educational environment and that give us the capability to grow our university partners’ programs and enrollment.

Technology Services may include the following:

●	Learning Management System - GCE designed its learning management system, LoudCloud. The system was designed around the pedagogical principles that guide our thinking about curriculum and instruction. This system was designed for small classes that are instructor led, highly interactive and collaborative. Rich content that originates from a myriad of sources, including direct advisement from industry, is coupled with a robust discussion environment. Students most often respond to the content and discussion through written work. The writing assignments are designed to promote critical thinking which is often connected to solving real world problems. Because of its modular implementation, this platform can easily and reliably scale as student populations increase. The platform provides in-depth analytics that allow us to closely monitor student success and the quality of instructional resources. Students learn to navigate many ancillary systems connected to LoudCloud.
●	Internal administration - We utilize a commercial customer relations management development platform to distribute, manage, track, and report on all interactions with prospective student leads as well as all active and inactive students. This software is scalable to capacity levels well in excess of current requirements. We also utilize a commercial software package to track Title IV funds, student records, grades, accounts receivable, accounts payable and general ledger. We have done significant internal software development around these systems to increase the productivity of our employees and provide students an exceptional educational experience.
●	Infrastructure - We operate two data centers, one at GCU’s campus and one at another Phoenix-area location. All of our servers are networked and we have redundant data backup. We manage our technology environment internally. Our wide area network is fully redundant to ensure maximum uptime, bandwidth capacity and network performance. Student access is load balanced for optimal performance. Real-time monitoring provides current system status across network, server, and storage components. We provide cybersecurity services, support and incident response for all infrastructure and software that we utilize.
●	Support - We provide 18/7 technical support for students and faculty. There are two systems utilized by GCE to provide these services.

Academic Services may include the following:

●	Program and Curriculum – GCE has a curriculum content department that provides design and conversion services to our university partners. In collaboration with our university partners, we assist with the program and course design by providing curricular assistance and recommendations with respect to content and techniques that make use of the available technologies and methods embodied in the learning management system. GCE developed a proprietary system to support these services.
●	Faculty and Related Training and Development – GCE provides faculty support including recruitment, training and oversight services to its university partners. Under the direction of our university partners and their academic leadership, we recruit and screen candidates, and schedule faculty based on university partner-created requirements. We evaluate all faculty according to university partner standards and provide evaluation results, if requested.
●	Class Scheduling – GCE has a class scheduling department and has developed a proprietary system to provide these services to our university partners. Our scheduling software provides students the ability to set their class schedule and flexibility to make changes and create opportunities to complete courses in a myriad of online or onsite options. We optimize class size prior to course starts based on university partner standards, in order to maximize class resources and faculty utilization.
●	Skills and Simulation Lab Sites – GCE secures and develops skills labs for use by the four Orbis Education programs including the accelerated Bachelor of Science in Nursing (ABSN). Lab sites are branded for specific university partners and all classrooms, faculty, counselors, staff and specialized equipment are centralized and made accessible to every university partner student.

Counseling Services and Support

We provide counseling services and support including one-on-one admissions, schedule and financial counseling and other support for prospective and current students of our university partners. We offer financial aid processing as well.

Counseling Services and Support may include the following:

●	Admissions Services – GCE provides prospective students with transparent information on program requirements, finance options, degree time to completion and net price calculator results in alignment with university partners’ standards. GCE has developed a robust proprietary system to efficiently evaluate transcripts and build schedules for prospective students. GCE processes applications in alignment with university partners’ admission standards and provides reports on those students selected for admission.
●	Financial Aid – GCE provides financial aid services, including awarding, certifying, originating and disbursing Title IV program funds to students. We deliver Title IV program credit balance refunds to students, process return of Title IV program funds to the federal government when appropriate and provide financial aid counseling and entrance and exit loan counseling to students. Additionally, we prepare required reports, including but not limited to enrollment reporting to the National Student Loan Data system and the Integrated Postsecondary Education Data System. Additionally, GCE has built a proprietary system called the Financial Transparent Degree Plan Calculator, which provides students the cost of their entire program.
●	Counseling Services – GCE provides proactive services to our university partners’ students throughout their matriculation such as schedule building, and financial aid counseling. We provide students an assigned advisor who proactively works with students throughout their matriculation process. We assist students with program changes and communicate with those students throughout their program to help with retention. We provide students with the ability to access a variety of administrative services both telephonically and via the Internet. For example, students can apply for financial aid, pay their tuition, order their transcripts, and apply for graduation online. We believe this online accessibility provides the convenience and self-service capabilities that students value. GCE assesses levels of satisfaction using student surveys.

●	Field Experience Counseling – For university partner students pursuing programs that lead to external credentials (e.g. teaching, nursing, counseling, theology, etc.), GCE leverages a growing nationwide network of approved healthcare facilities, schools, preceptors, and supervisors to ensure that all students are able to meet program-specific requirements. Each student is assigned a counselor before or during their first course, and several prescribed appointments with their counselor are scheduled throughout the student’s program to ensure that all state-specific progression requirements are met well in advance of deadlines. GCE assists in gathering all required documentation, verifying it as official, and storing it as part of the student’s record.

Marketing and Communication

We provide marketing and communication services that include lead acquisition, digital communication strategies, brand identity advertising, media planning and strategy, video, data science and analysis, marketing to potential students and other promotional and communication services.

The Company’s marketing leadership team approaches the marketplace with an outlook that applies the latest advancements in integrated marketing strategy and new and emerging technologies while leveraging GCE’s buying power. This methodology embraces proven traditional and online solutions that are developed in conjunction with our university partners.

Marketing and Communication services may include the following:

●	Lead Acquisition – GCE’s marketing team employs experts across a wide breadth of digital marketing channels. These include Search Engine Optimization, Search Engine Marketing, Social Media Optimization, organic content and strategic acquisition funnels across a variety of mobile markets.
●	Digital Communications Strategy – GCE’s subject matter experts utilize best-in-class technologies through marketing automation, integrated email, SMS text messaging and social media. GCE develops effective communication strategies that encompass the entire student lifecycle from prospect through alumni.
●	Brand Identity – GCE’s award-winning team of specialists have proven track records developing strong brands and ensuring the right image is exposed to the consumer. GCE specializes in storytelling shaped by logo creation, taglines, content development, and custom music.
●	Media Planning and Strategy –GCE offers full-service media planning and strategies that are built to grow sophisticated brands through traditional and digital media platforms. GCE understands today’s culture consumes media and we create robust strategies that build long lasting connections with proven results.
●	Video – GCE’s team of in-house video experts specialize in high-quality content expanding across a wide variety of marketing channels. Capabilities include broadcast-quality commercials, explainer videos, mini- and full-length documentaries, animations, motion graphics, and short, stackable video content for a variety of social media channels. GCE enhances its internal team with preferred partners to help offset workload.
●	Data Science and Analysis – GCE employs a team of in-house data analysis professionals who apply prescriptive analytics to facilitate important business decisions. GCE specializes in all aspects of data science, including predictive modeling, data mining and visualization to enrich today’s technology and data-driven marketplace, while providing the information required for success.

Back Office Services

In addition, we currently provide certain requested back office services to GCU that include finance, human resources, audit, and other corporate functions.

●	Finance and accounting services include administration of payroll, accounts payable, general ledger, student accounting, financial reporting, budgeting and taxes at the direction of GCU.

●	Human resources services include administration of performance management, personnel policies, recruitment and onboarding of new personnel, and benefit plan design and procurement, among others.
●	Audit services include development and administration of a GCU approved annual internal audit plan and execution of the audit plan for the service period.
●	Procurement services include management of purchasing and vendor relationships, including travel services, review of vendor contracts, and maintenance of contracts in the procurement system.

Employees

As of December 31, 2019, GCE employed approximately 3,400 professional and administrative personnel, including technical and academic advisors, counseling advisors, marketing and communication professionals, and personnel that handle financial aid processing, information technology, human resources, corporate accounting, finance, and other administrative functions. In addition, at December 31, 2019, GCE employed approximately 950 part-time employees most of which are student workers. None of our employees are a party to any collective bargaining or similar agreement with us. We consider our relations with our employees to be good.

Community Involvement and the Public Good

The Company had developed and is executing on a five-point plan to revitalize its West Phoenix neighborhood in partnership with its client, GCU.

Increased home values. Together with Habitat for Humanity, we are participating in the largest home renovation project in the country in the West Phoenix area surrounding GCU’s campus. As of December 31, 2019, 285 different projects have been completed. These efforts, combined with GCU’s expanded presence in the community, resulted in a significant increase in home values in the 85017 zip code.

Job creation. At December 31, 2019, we employed approximately 4,350 persons (including 950 part-time employees and student workers), which is approximately four times more persons than were employed by GCE in comparable positions eleven years ago. We have launched a number of new business enterprises that reduced costs for GCU, provided management opportunities for recent GCU graduates and employment opportunities for students and neighborhood residents, while spurring economic growth in the area.

GCE continues to partner in countless community events and projects throughout the year, helping organizations such as the Phoenix Rescue Mission, Feed My Starving Children, Arizona Foster Care, Boy/Girl Scouts, Goodwill Arizona, St. Vincent de Paul, Young Life, Elevate Phoenix, Back to School Clothing Drive and St. Mary’s Food Bank. Our employees also went out into our surrounding neighborhoods to participate in GCU-sponsored programs such as Serve the City, Canyon Kids, Salute Our Troops, Colter Commons senior home visits and the Run to Fight Children’s Cancer.

The Company also invests in the following activities that benefit the community.

Student Tuition Organization contributions. The Company contributes to private school tuition organizations and in 2019 increased its annual contribution to $4.0 million from $3.7 million in 2018. Financial contributions are allocated toward tuition assistance and awarding Arizona students with scholarships to attend Arizona private schools.

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

Students Inspiring Students. The Company continues to support GCU’s free tutoring/mentoring program that serves Phoenix-area K-12 schools. Students who seek academic assistance in the GCU Learning Lounge may become eligible to receive the Students Inspiring Students full-tuition scholarship. To serve its client and community, the Company seeks donations to fund this neighborhood scholarship program.

Sponsoring K-12 Educational Development. The Company supports its client’s K-12 Educational Development Department through sponsorship of GCU’s Canyon Professional Development and K-12 Targeted School Assistance programs. Canyon Professional Development offers professional development opportunities for educators and administrators, and their student/parent engagement programs aim to help students become college ready. K-12 Targeted School Assistance programs also offer tutoring and mentorship and more to community schools to improve learning environments and outcomes. Both initiatives elevate public, private, charter and home schools in the form of scholarships, program discounts, professional development, events, and more.

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

Seasonality

Our net revenue and operating results normally fluctuate due to changes in our university partners’ enrollment. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Seasonality.”

Competition

There are dozens of companies that seek to partner with non-profit schools and state universities to assist in the development and operation of their educational programs. These companies provide various services that traditional institutions historically have not had the experience or organizational capability to fully support. These services include marketing and recruitment, enrollment management, curriculum development, online course design, student retention support, technology infrastructure, and student and faculty call center support. Among the largest companies in this sector are Pearson Online Learning Services, Wiley Education Services, and 2U.

The education services market, particularly with regard to those companies that help traditional universities develop new degree programs often delivered online, has historically been characterized by a full-service, revenue-sharing model, based on the premise that most traditional institutions are not only operationally unprepared to offer these programs at scale but also are not equipped to make the significant upfront investments necessary to develop these programs organically. In recent years, an alternative unbundled fee-for-service model has emerged, in which the companies offer the same services, or some subset of services, for the market price of those services. Finally, other industry providers affiliate with university partners to offer massive open online courses, which are aimed at unlimited participation and open access via the web at little or no cost to the student.

The education services market is changing and expanding. It is highly fragmented and subject to evolving technology, shifting needs of students and educators and introductions of new delivery modalities. We believe that the competitive factors in the education services market include:

●	reputation and brand awareness;
●	quality of university client base and performance track record;
●	the effectiveness of marketing and sales efforts;
●	robustness and evolution of technology solutions;
●	breadth and depth of services offerings;

●	convenient, flexible and dependable access to programs and classes;
●	level of student support services;
●	quality of student and faculty experience;
●	cost of programs; and
●	the time necessary to earn a degree.

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

Available Information

We were incorporated as a Delaware corporation in 2008 and completed our initial public offering in November 2008. Our principal executive offices are located at 2600 West Camelback Road, Phoenix, Arizona 85017, our telephone number is (602) 247-4400 and our Internet address is www.gce.com.

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

REGULATION OF OUR EDUCATION SERVICES BUSINESS

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

The HEA and the regulations promulgated thereunder are frequently revised, repealed or expanded. Congress historically has reauthorized and amended the HEA in regular intervals, approximately every five to seven years. The re-authorization process is currently under way. The re-authorization of the HEA could alter the regulatory landscape of the higher education industry, and thereby impact the manner in which we conduct business and serve our university partners. In addition, ED is independently conducting an ongoing series of rulemakings intended to assure the integrity of the Title IV programs. ED also frequently issues formal and informal guidance instructing institutions of higher education and other covered entities how to comply with various federal laws and regulations. ED guidance is subject to frequent change and may impact our business model.

As a result of the Transaction, we no longer own and operate an institution of higher education, nor do we directly participate in Title IV programs. Instead, we operate as an education service company to institutions of higher education that do participate in Title IV programs. Nevertheless, we are required to comply with certain regulations promulgated by ED for the following reasons:

●	Our operations are subject to regulation by ED due to our university partners’ participation in the federal student financial aid programs under Title IV of the HEA. Those Title IV programs include educational loans with below-market interest rates that are issued by the federal government under the Federal Direct Loan program (the “FDL Program”), as well as grant programs for students with demonstrated financial need. To participate in the Title IV programs, a school must receive and maintain authorization by the appropriate state agency or agencies, be accredited by an accrediting commission recognized by ED, and be certified as an eligible institution by ED.
●	As a third-party servicer under the HEA and the related regulations, we also have a direct relationship with ED. ED regulates our operations insofar as we are performing certain functions classified as third-party servicer functions under relevant regulations and sub-regulatory guidance. A “Third-party servicer” is any person or entity used by “any eligible institution of higher education to administer, through either manual or automated processing, any aspect of such institution’s student assistance programs.” Third-party servicers must comply with a number of regulatory requirements. For example, they must conduct and submit to ED compliance audits under 34 C.F.R. § 668.23. In addition, they must comply with the requirements of 34 C.F.R. § 668.25, which among other things, requires third-party servicers, in their contracts with institutions, to be contractually obligated to, among other things:
o	Comply with all statutory provisions of or applicable to Title IV of the HEA, including the requirement to use any funds that the servicer administers under any Title IV, HEA program and any interest or other earnings thereon solely for the purposes specified in and in accordance with that program;
o	Refer to the Office of Inspector General of ED for investigation any information indicating there is reasonable cause to believe that the institution might have engaged in fraud or other criminal misconduct in connection with the institution’s administration of any Title IV, HEA program or an applicant for Title IV, HEA program assistance might have engaged in fraud or other criminal misconduct in connection with his or her application; and
o	Be jointly and severally liable with the institution to the Secretary for any violation by the servicer of any statutory provision of or applicable to Title IV of the HEA, any regulatory provision prescribed under that statutory authority, and any applicable special arrangement, agreement, or limitation entered into under the authority of statutes applicable to Title IV of the HEA.

We are also subject to a number of data security and privacy regulations given our role as a third-party service provider, the compliance with which can materially impact our business model. In addition, as more fully described below, we are subject to some of the regulations imposed on our university partners by virtue of the nature of the services we provide.

This area is evolving, however, and the scope of services covered by regulations may change.

REGULATION OF OUR UNIVERSITY PARTNERS

Our current university partners and all likely future university partners are required to be authorized by appropriate state post-secondary, licensure, and certification authorities. In addition, in order to participate in the federal student financial aid programs, our university partners will need to be accredited by an accrediting commission recognized by ED. Accreditation is a private, non-governmental process for evaluating the quality of educational institutions and their programs in areas including student performance, governance, integrity, educational quality, faculty, physical resources, administrative capability and resources, and financial stability. The HEA requires accrediting commissions recognized by ED to review and monitor many aspects of an institution’s operations and to take appropriate action if the institution fails to meet the accrediting commission’s standards.

While we no longer own and operate an institution of higher education, nor do we directly participate in Title IV programs, regulatory matters that materially affect GCU and our other university partners will, necessarily, have a material impact on us. The following section describes regulatory matters that affect our university partners and that may affect us an education service company to institutions of higher education generally.

State Post-Secondary Education Regulation

Our university partners are authorized to offer education by the relevant state authorizing agencies for the state in which the client is located. For example, GCU, our most significant university partner, is authorized to offer programs by the Arizona State Board for Private Postsecondary Education, the regulatory agency governing private post-secondary educational institutions in the State of Arizona, where it is located. This authorization is very important to our university partners and, as a result, to our business. To maintain their state authorization, our university partners must continuously meet standards relating to, among other things, educational programs, facilities, instructional and administrative staff, marketing and recruitment, financial operations, addition of new locations and educational programs, and various operational and administrative procedures. Our university partners’ failure to comply with the requirements of a state regulatory agency could result in our university partners’ losing their ability to offer educational programs, which would cause our university partners to lose their eligibility to participate in the Title IV programs and could force them, and us, to cease operations. Alternatively, a state regulatory body could restrict our university partners’ ability to offer new or certain degree and non-degree programs, which may impair our ability to grow.

State regulatory requirements for online education have historically varied among the states. To address this issue and to meet new ED requirements many schools have applied and sought to become an approved institutional participant in the State Authorization Reciprocity Agreement (“SARA”). SARA is an agreement among member states, districts and territories that establishes comparable national standards for interstate offering of post-secondary distance education courses and programs. It is intended to make it easier for students to take online courses offered by post-secondary institutions based in another state. SARA is overseen by a national council (NC-SARA) and administered by four regional education compacts. GCU has been granted membership in SARA in Arizona (AZ-SARA), which is administered by the Western Interstate Commission for Higher Education (referred to as W-SARA). There is a yearly renewal for participating in NC-SARA and AZ-SARA and institutions must agree to meet certain requirements to participate. As of December 31, 2019, all states other than California are members of SARA.

Any state that does not participate in SARA may impose regulatory requirements on out-of-state higher education institutions operating within their boundaries, such as those having a physical facility or conducting certain academic activities within the state. GCU, for example, currently enrolls students in all 50 states and the District of Columbia. Although it is currently licensed, authorized, in-process, or exempt in all non-SARA jurisdictions in which it operates, if it fails to comply with state licensing or authorization requirements for a state, or fails to obtain licenses or authorizations when required, it could lose its state license or authorization by that state or be subject to other sanctions, including restrictions on our activities in, and fines and penalties imposed by, that state, as well as fines, penalties, and sanctions imposed by ED. The loss of licensure or authorization by a university partner in any non-SARA state could prohibit us from recruiting prospective students or offering services to current students in that state on behalf of such university partner, which could significantly affect our business.

Individual state laws establish standards in areas such as instruction, qualifications of faculty, administrative procedures, marketing, recruiting, financial operations, and other operational matters. To the extent required with respect to an educational service category covered by our contractual relationship, we expect to assist our university partners in meeting these requirements. Some states limit schools’ ability to offer educational programs and award degrees to residents of those states. Some states also prescribe financial regulations that are different from those of ED and may require the posting of surety bonds. While we are not directly subject to those laws, those laws may inhibit our university partners from expanding or operating in those states, limiting our ability to serve our university partners, which could significantly affect our business.

State Professional Licensure

Many states have specific requirements that an individual must satisfy in order to be licensed as a professional in specified fields, including fields such as healthcare, education, and counseling. These requirements vary by state and by field. A student’s success in obtaining licensure following graduation typically depends on several factors, including the background and qualifications of the individual graduate, as well as the following factors, among others:

●	whether the institution and the program were approved by the state in which the graduate seeks licensure, or by a professional association;
●	whether the program from which the student graduated meets all requirements for professional licensure in that state;
●	whether the institution and the program are accredited and, if so, by what accrediting commissions; and
●	whether the institution’s degrees are recognized by other states in which a student may seek to work.

Many states also require that graduates pass a state test or examination as a prerequisite to becoming certified in certain fields, such as nursing and teaching. Many states will certify individuals if they have already been certified in another state.

Prior to opening a new site, Orbis Education’s university partners often require approval from the applicable state board to offer its programs at that location. This can delay the site opening and timing can vary based on the state and the university partner.

Although not directly regulated by these entities, we must be mindful of the requirements placed by state professional licensure bodies on our university partner institutions to ensure those institutions maintain that licensure.

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

Our most significant university partner, GCU has been regionally accredited by the HLC and its predecessor since 1968, most recently obtaining reaccreditation in 2017 for the ten-year period through 2027. The HLC is a regional accrediting agency recognized by the Secretary of Education and accredits entire institutions of higher education. Institutional accreditation by a recognized accreditation agency is one of the prerequisites for an institution of higher education to be eligible to disburse Title IV aid to students. In addition, GCU holds a number of programmatic accreditations related to the conduct of specific programs of the college. Other colleges and universities depend, in part, on an institution’s accreditation (institutional, and, in some cases, programmatic) in evaluating transfers of credit and applications to graduate schools. Employers rely on the accredited status of institutions when evaluating candidates’ credentials, and students and corporate and government sponsors under tuition reimbursement programs look to accreditation for assurance that an institution maintains quality educational standards.

University partners other than GCU may be accredited by different accrediting bodies that are likely to have standards that are different from those of the HLC. Moreover, other university partners may also hold various programmatic accreditations that set additional requirements related to specific programs. As we work with university partners in different regions we will need to work with those accrediting bodies and tailor our services to meet the requirements of those accreditors.

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

The substantial amount of federal funds disbursed to schools through the Title IV programs and the large number of students and institutions participating in these programs have caused Congress to require ED to exercise considerable regulatory oversight over educational institutions. As a result, our university partners are subject to extensive oversight and review. Because ED periodically revises its regulations and changes its interpretations of existing laws and regulations, we cannot predict with certainty how the Title IV program requirements will be applied in all circumstances to our university partners or to us directly.

Significant regulations and other factors relating to the Title IV programs that could adversely affect us include the following:

Congressional action. Congress must reauthorize the HEA on a periodic basis, usually every five to six years, and the most recent reauthorization occurred in August 2008. The reauthorized HEA reauthorized all of the Title IV programs in which institutions participate but made numerous revisions to the requirements governing the Title IV programs, including provisions relating to student loan default rates and the formula for determining the maximum amount of revenue that institutions are permitted to derive from the Title IV programs. In addition, members of Congress periodically introduce legislation that would impact Title IV programs and the higher education industry generally. Because a significant percentage of our revenue is indirectly derived from the Title IV programs, any action by Congress that significantly reduces Title IV program funding or the ability of our university partners to participate in the Title IV programs could reduce the ability of some students to finance their education at our university partner institutions and materially decrease their student enrollment.

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

The Transaction resulted in a change in control of our most significant university partner, GCU, following which it began operating as a non-profit university and necessitating the application by GCU to ED for approval of the change in control and for a new program participation agreement. In November 2019, GCU received a new provisional program participation agreement, which granted GCU the ability to participate in the Title IV programs on a provisional basis through September 30, 2022. ED also informed GCU at that time, however, that GCU does not satisfy ED’s definition of a nonprofit institution and, as a result, that ED will continue to treat GCU as a proprietary institution for purposes of its continued participation in Title IV programs See “Risk Factors – Risks Related to Our Business - ED’s determination to treat GCU as a proprietary institution for Title IV, HEA purposes could adversely impact GCU’s enrollment.”

Administrative capability. ED regulations specify extensive criteria by which an institution must establish that it has the requisite “administrative capability” to participate in the Title IV programs. To meet the administrative capability standards, an institution must, among other things:

●	comply with all applicable Title IV program requirements;
●	have an adequate number of qualified personnel to administer the Title IV programs;
●	have acceptable standards for measuring the satisfactory academic progress of its students;
●	not have student loan cohort default rates above specified levels;
●	have various procedures in place for awarding, disbursing and safeguarding Title IV funds and for maintaining required records;

●	administer the Title IV programs with adequate checks and balances in its system of internal controls;
●	not be, and not have any principal or affiliate who is, debarred or suspended from federal contracting or engaging in activity that is cause for debarment or suspension;
●	provide financial aid counseling to its students;
●	refer to ED’s Office of Inspector General any credible information indicating that any student, parent, employee, third-party servicer or other agent of the institution has engaged in any fraud or other illegal conduct involving the Title IV programs;
●	submit all required reports and consolidated financial statements in a timely manner; and
●	not otherwise appear to lack administrative capability.

As an education services company, we assist our university partners with some facets of these criteria. As such, we must be mindful of, and compliant with, the administrative capability requirements. If an institution fails to satisfy any of these criteria, ED may:

●	require the institution to repay Title IV funds its students previously received;
●	transfer the institution from the advance method of payment of Title IV funds to heightened cash monitoring status or the reimbursement system of payment;
●	place the institution on provisional certification status; or
●	commence a proceeding to impose a fine or to limit, suspend or terminate the institution’s participation in the Title IV programs.

Imposition of these sanctions could have a negative impact on our ability to conduct our business.

Financial responsibility. The HEA and ED regulations establish extensive standards of financial responsibility that institutions must satisfy in order to participate in the Title IV programs. ED evaluates institutions for compliance with these standards on an annual basis based on the institution’s annual audited consolidated financial statements, as well as when the institution applies to ED to have its eligibility to participate in the Title IV programs recertified. The most significant financial responsibility standard is the institution’s composite score, which is derived from a formula established by ED based on three financial ratios:

●	equity ratio, which measures the institution’s capital resources, financial viability and ability to borrow;
●	primary reserve ratio, which measures the institution’s ability to support current operations from expendable resources; and
●	net income ratio, which measures the institution’s ability to operate at a profit or within its means.

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

As a education service company, we are not directly subject to this regulation. However, if ED were to determine that a university partner institution did not meet the financial responsibility standards due to a failure to meet the composite score or other financial responsibility factors, ED could impose a range of sanctions on the institution, such as requiring the institution to post a letter of credit, accept provisional certification (which would hamper the ability of the institution to add new programs), comply with additional ED monitoring requirements, agree to receive Title IV program funds under an arrangement other than ED’s standard advance funding arrangement, such as the reimbursement system of payment or heightened cash monitoring, and comply with or accept other limitations on the ability to increase the number of programs it offers or the number of students it enrolls, any of which sanctions on our university partners could also adversely affect our business.

Our most significant university partner, GCU, calculated its first composite score following the Transaction with respect to its fiscal year ending June 30, 2019, which score must be provided to ED by March 31, 2020. As of June 30, 2019, GCU’s composite score was 2.2 using the proprietary school calculation methodology. If GCU’s future composite scores do not exceed 1.5, ED could impose sanctions. If any such sanctions were imposed, it could have a negative impact on our ability to conduct our business.

Return of Title IV funds for students who withdraw. When a student who has received Title IV program funds withdraws from school, the institution must determine the amount of Title IV program funds the student has “earned” and then must return the unearned Title IV program funds (a “return to Title IV”) to the appropriate lender or ED in a timely manner, which is generally no later than 45 days after the date the institution determined that the student withdrew. If such payments are not timely made, the institution will be required to submit a letter of credit to ED equal to 25% of the Title IV funds that the institution should have returned for withdrawn students in its most recently completed fiscal year. Under ED regulations, the letter of credit requirement is triggered by late returns of Title IV program funds for 5% or more of the withdrawn students (and involving more than two student refunds) in the audit sample in the institution’s annual Title IV compliance audit for either of the institution’s two most recent fiscal years or in a ED program review. To the extent our services for a university partner include conducting returns to Title IV, as they do with GCU, we would likely be jointly and severally liable to ED, along with the relevant university partner, for return of those funds.

The ”90/10 Rule.” A requirement of the Higher Education Act, commonly referred to as the “90/10 Rule,” that is applicable only to proprietary, post-secondary educational institutions, provides that an institution loses its eligibility to participate in the Title IV programs if the institution derives more than 90% of its revenue for each of two consecutive fiscal years from Title IV program funds. For purposes of the 90/10 Rule, revenue is calculated under a complex regulatory formula that requires cash basis accounting and other adjustments to the calculation of an institution’s revenue under generally accepted accounting principles that appears in its consolidated financial statements. Under the 90/10 Rule, an institution becomes ineligible to participate in the Title IV programs as of the first day of the fiscal year following the second consecutive fiscal year in which it exceeds the 90% threshold, and its period of ineligibility extends for at least two consecutive fiscal years. If an institution exceeds the 90% threshold for two consecutive fiscal years and it and its students have received Title IV funds during the subsequent period of ineligibility, the institution will be required to return those Title IV funds to the applicable lender or the Department of Education. If an institution’s rate exceeds 90% for any single fiscal year, it will be placed on provisional certification for at least two fiscal years.

Using the Department of Education’s cash-basis, regulatory formula under the 90/10 Rule as currently in effect, GCU, our most significant client, derived approximately 73.0%, of its 90/10 Rule revenue from Title IV program funds for the fiscal year ended June 30, 2019. Accordingly, even if ED continues to treat GCU as a proprietary institution for nonprofit purposes, we do not expect this rule to have any material impact on GCU.

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

While we cannot directly influence a university partner’s cohort default rates, and do not provide default rate management services, in the course of performing services for a university partner we would work to assist such university partner in ensuring that its cohort default rates do not present a compliance risk under this regulation. Nonetheless, if a university partner institution exceeded the threshold under the three-year method, the sanction imposed could have a negative impact on our ability to conduct our business. While GCU’s cohort default rates have historically been significantly below these levels, we cannot assure you that this will continue to be the case.

Incentive compensation rule. An institution that participates in the Title IV programs may not provide any commission, bonus, or other incentive payment based directly or indirectly on success in securing enrollments or financial aid to any person or entity engaged in any student recruitment, admissions, or financial aid awarding activity. In its program participation agreement with ED, each higher education institution agrees that it will not "provide any commission, bonus, or other incentive payment based in any part, directly or indirectly, upon success in securing enrollments or the award of financial aid, to any person or entity who is engaged in any student recruitment or admission activity, or in making decisions regarding the award of Title IV, HEA program funds." Pursuant to this rule, we are prohibited from offering our covered employees, who are those employees involved with or responsible for recruiting or admissions activities, any bonus or incentive-based compensation based on the successful recruitment, admission or enrollment of students into a postsecondary institution. We are also precluded from offering our covered employees who work on financial aid matters (if any), any bonus or incentive-based compensation based on the award of financial aid to students enrolled in a postsecondary institution.

In addition, the incentive compensation rule raises a question as to whether companies like ours, as an entity, are prohibited from entering into tuition revenue-sharing arrangements with university partners. On March 17, 2011, ED issued official agency guidance, known as a "Dear Colleague Letter," or a DCL, providing guidance on this point. The DCL states that "[t]he Department generally views payment based on the amount of tuition generated as an indirect payment of incentive compensation based on success in recruitment and therefore a prohibited basis upon which to measure the value of the services provided" and that "[t]his is true regardless of the manner in which the entity compensates its employees." But the DCL also provides an important exception to the ban on tuition revenue-sharing arrangements between institutions and third parties. According to the DCL, ED does not consider payment based on the amount of tuition generated by an institution to violate the incentive compensation ban if the payment compensates an "unaffiliated third party" that provides a set of "bundled services" that includes recruitment services, such as those we provide. Example 2-B in the DCL is described as a "possible business model" developed "with the statutory mandate in mind." Example 2-B describes the following as a possible business model:

"A third-party that is not affiliated with the institution it serves and is not affiliated with any other institution that provides educational services, provides bundled services to the institution including marketing, enrollment application assistance, recruitment services, course support for online delivery of courses, the provision of technology, placement services for internships, and student career counseling. The institution may pay the entity an amount based on tuition generated for the institution by the entity’s activities for all the bundled services that are offered and provided collectively, as long as the entity does not make prohibited compensation payments to its employees, and the institution does not pay the entity separately for student recruitment services provided by the entity."

The DCL guidance indicates that an arrangement that complies with Example 2-B will be deemed to be in compliance with the incentive compensation provisions of the HEA and ED’s regulations. Our business model and contractual arrangements with our university partners closely follow Example 2-B in the DCL. In addition, we assure that none of our "covered employees" is paid any bonus or other incentive compensation in violation of the rule.

Because the bundled services rule was promulgated in the form of agency guidance issued by ED in the form of a DCL and is not codified by statute or regulation, the rule could be altered or removed without prior notice, public comment period or other administrative procedural requirements that accompany formal agency rulemaking. Similarly, a court could invalidate the rule in an action involving our company or our university partners, or in action that does not involve us at all. The revision, removal or invalidation of the bundled services rule by Congress, ED or a court could require us to change our business model.

In addition, we have requested guidance from ED that our specific model is proper under the incentive compensation rule and that our company is not an “affiliate” of GCU for purposes of the DCL. We are awaiting a response to this guidance request. See “Risk Factors – Risks Related to Our Business - If we are determined to have paid improper incentive compensation to our covered employees, or tuition sharing arrangements are deemed to violate the incentive compensation regulations, our business will be impaired.”

Borrower Defense to Repayment regulations. ED has long had a regulation that establishes standards for borrowers that govern their ability to raise defenses to their obligation to repay certain Title IV loans, which defenses were based on certain acts or omissions of the institution that relate to the making of the loan for enrollment at the school or the provision of educational services for which the loan was provided and that gave rise to a cause of action under state law against the school. This regulation currently applies to all loans first disbursed prior to July 1, 2017.

In 2016, ED published a regulatory package related to “Borrower Defense to Repayment.” This was a highly consequential rule that, among other things, would make it easier for borrowers – individually or in groups – to extinguish, in whole or in part, their student loans based on whether:

●	The borrower or a governmental agency, has obtained against the school a nondefault, favorable contested judgment based on state or federal law in a court of administrative tribunal.
●	The institution failed to perform its obligations under the terms of a contract with the student.
●	The school or any of its representatives (including contractors) or any institution, organization, or person with whom the school has an agreement to provide educational programs, or to provide marketing, advertising, recruiting or admissions services, made a substantial misrepresentation (as defined by ED regulations) that the borrower reasonably relied on to the borrower’s detriment when the borrower decided to attend, or to continue attending, the school or decided to take out a Direct Loan.

These regulations also established separate procedures for claims initiated for individual borrowers and claims initiated for groups of borrowers as well as separate procedures in the event that the institution is open or closed. The rules established varying, borrower-favorable statutes of limitations for the initiation of claims and, in some cases, imposed an unlimited statute of limitations. If the ED official or hearing official approves the borrower’s defense to repayment through the applicable administrative process established in the proposed regulations, ED may discharge the borrower’s obligation to repay some or all of the borrower’s student loans, may return to the borrower amounts already paid by the borrower toward the discharged portion of the loan, and may initiate a separate proceeding to collect the discharged and returned amounts from the institution.

Although ED attempted to prevent the effectiveness of these regulations, an October 2018 court decision mandated that the Borrower Defense to Repayment regulations that were originally published by ED in 2016 are now in effect and apply to loans first disbursed after July 1, 2017 and (because of recent regulatory developments) prior to July 1, 2020.

On September 23, 2019, ED published new regulations related to the “Borrower Defense to Repayment” regulations. These regulations, which are effective July 1, 2020 modify the existing regulations to now permit borrowers to raise as a defense to repayment on a student loan any statement, act, or omission to a borrower that is false, misleading, or deceptive; made with knowledge of its false, misleading, or deceptive nature or with a reckless disregard for the truth; and directly and clearly related to the making of a Direct Loan for enrollment at the school or the provision of educational services for which the loan was made. Among other things, the new regulations modify the procedures and standards for borrowers to assert through an ED-administered process a defense to the borrowers’ obligation to repay certain Title IV loans first disbursed on or after July 1, 2020, based on certain acts or omissions by the institution or a covered party. The procedures establish a process for students to obtain a loan discharge by establishing by a preponderance of the evidence that the institution made a misrepresentation of material fact, upon which the borrower reasonably relied in deciding to obtain a covered loan, where such misrepresentation directly and clearly relates to enrollment or continuing enrollment at the institution or to the provision of educational services for which the loan was made, and where the borrower was financially harmed by the misrepresentation. The regulations establish revised definitions for misrepresentation and financial harm, identify a nonexclusive list of items that may be evidence that a misrepresentation occurred, identify a list of items that do not constitute a basis for a defense to repayment. The regulations also set forth rules on a limitations period for submitting claims and circumstances for extending this period, on the requirements for submitting an application for a discharge, on the consideration of the application by ED, on the opportunities for the institution to respond and submit evidence, and on the process for discharging the borrower’s loan and for ED to seek recovery of the discharged amounts from the institution.

The current Borrower Defense to Repayment regulations, which are scheduled to remain in effect until July 1, 2020, revise the financial responsibility regulations to expand the list of actions or events that would require an institution to provide ED with a letter of credit or another form of acceptable financial protection and potentially be subject to other conditions and requirements. The specified list of events is extensive and includes events that ED contends might result in actual or potential debts, liabilities or losses and other events that ED contends might result in the institution being unable to meet all of its financial obligations and otherwise provide the administrative resources necessary to comply with the Title IV programs. The current regulations require institutions to notify ED and current and prospective students within specified timeframes of the occurrence of one or more of these events. If one or more of these events occur, ED recalculates the institution’s composite score by estimating the amount of actual and potential losses resulting from the events and determining whether the recalculated composite score is less than 1.0 and the institution fails the financial responsibility standards as a result. The current regulations could require institutions we service – like GCU – to submit a letter of credit or other form of acceptable financial protection and accept other conditions or requirements. This could put financial strain on our university partners and negatively affect our business.

The regulations published on September 23, 2019 with an effective date of July 1, 2020 shorten and reduce the scope of the list of events that could result in ED determining that an institution has failed ED’s financial responsibility standards and requiring a letter of credit or other form of acceptable financial protection and the acceptance of other conditions or requirements. Specifically, the regulations establish revised lists of mandatory triggering events and discretionary triggering events. The regulation also establishes discretionary triggering events for which ED may determine that an institution is not able to meet its financial or administrative obligations if the events are likely to have a material adverse effect on the financial condition of the institution. The regulations require the institution to notify ED of the occurrence of a mandatory or discretionary event in accordance with procedures established by ED, typically within 10 days of the occurrence of the event with certain exceptions. ED may make a determination that an institution fails to meet the financial responsibility standards based on the occurrence of one or more mandatory or discretionary triggers and impose a letter of credit and/or other conditions upon the institution. As with the 2016 version of this rule, the 2019 version of the regulations could require institutions we service – like GCU – to submit a letter of credit or other form of acceptable financial protection and accept other conditions or requirements. This could put financial strain on our university partners and negatively affect our business.

Note, the borrower defense to repayment regulations discussed herein were and are extensive and this does not attempt to discuss all the facets of any of the versions of these regulations.

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

As a third-party servicer, not only are our university partners subject to reviews and audits that may require our involvement, but we are also subject to program reviews from ED and the Office of the Inspector General. Further, we also have an obligation to annually submit to ED a Title IV compliance audit conducted by an independent certified public accountant in accordance with applicable federal and ED audit standards.

Gainful employment rules. Under the HEA, proprietary schools are eligible to participate in Title IV programs in respect of educational programs that lead to “gainful employment in a recognized occupation,” with the limited exception of qualified programs leading to a bachelor’s degree in liberal arts. ED attempted to define this in a series of regulations from 2010 to 2016. On July 1, 2019, ED rescinded the previously enacted gainful employment regulations. While this change is effective July 1, 2020, ED also permitted institutions to enact this change as early as July 1, 2019, so long as any such institution made manifest its intention to be subject to the rescinded regulations. It is our understanding that GCU had made manifest that intention and, as of July 1, 2019, is no longer subject the gainful employment rules. While GCU largely complied with the previously published gainful employment rules, the previously published draft rates did indicate that four current degree programs were in the “Zone” – that is, potentially faced sanctions in the future if GCU could not reform the program to comply with the regulations – including three undergraduate education programs and the Masters in Theology.

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

Considering the breadth of the definition of “substantial misrepresentation,” it is possible that despite our efforts to prevent such misrepresentations, our employees or contractors may make statements that could be construed as substantial misrepresentations for which our university partners would be held responsible by ED. We and our employees and subcontractors, as agents of our university partners, must use a high degree of care to comply with such rules and are prohibited by contract from making any false, erroneous or misleading statements about our university partners. To avoid an issue under the misrepresentation rule and similar rules, we assure that all marketing materials are approved in advance by our university partners before they are used by our employees and we carefully monitor our subcontractors.

Despite our best efforts, we may face complaints from students and prospective students of our university partners over statements made by us and our agents throughout the conduct of our services which would expose our university partners, and derivatively us, to increased risk of enforcement action and applicable sanctions or other penalties and increased risk of private qui tam actions under the Federal False Claims Act. Also, if ED determines that an institution (including its contractors) has engaged in substantial misrepresentation, ED may revoke an institution’s program participation agreement, impose limitations on the institution’s participation in Title IV programs, deny applications from the institution for approval of new programs or locations or other matters, or initiate proceedings to fine the institution or limit, suspend, or terminate its eligibility to participate in Title IV programs. Similar rules apply under state laws or are incorporated in institutional accreditation standards and the Federal Trade Commission, or FTC, applies similar rules prohibiting any unfair or deceptive marketing practices to the education sector. If ED or another regulator determines that statements made by us or on our behalf are in violation of the regulations, we could be subject to sanctions and other liability, which could have a material adverse effect on our business.

Regulatory Standards that May Restrict Institutional Expansion or Other Changes

Many actions that our university partners may wish to take in connection with expanding their operations or other changes are subject to review or approval by the applicable regulatory agencies. For example, requirements and standards of state post-secondary agencies, accrediting commissions, and ED limit an institution’s ability in certain instances to establish additional teaching locations, implement new educational programs, or increase enrollment in certain programs. Many states require review and approval before institutions can add new locations or programs, and many states limit the number of pre-licensure professional students (such as nursing) colleges may enroll. Similarly, accrediting agencies (institutional and programmatic) generally require institutions to notify them in advance of adding new locations or implementing new programs, and upon notification may undertake a review of the quality of the facility or the program and the financial, academic, and other qualifications of the institution.

With respect to ED, if an institution participating in the Title IV programs plans to add a new location or educational program, the institution must generally apply to ED to have the additional location or educational program designated as within the scope of the institution’s Title IV eligibility. Institutions that are fully certified to participate in the Title IV programs are not required to obtain ED’s approval of additional programs that lead to a bachelor’s, professional, or graduate degree at the same degree level as programs previously approved by ED, and, similarly, is not required to obtain advance approval for new programs that prepare students for gainful employment in the same or a related recognized occupation as an educational program that has previously been designated by ED as an eligible program at that institution if it meets certain minimum-length requirements. GCU, because it is currently certified to participate in the Title IV programs through September 30, 2022, is required to obtain ED approval for new programs, which requirement could impede GCU’s ability to introduce new programs and slow its growth.

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

Upon the consummation of the Transaction with GCU on July 1, 2018 (as discussed in “Part I. Business - The Transaction”), we became a third-party provider of education services to GCU, our only university partner during 2018. On January 22, 2019, we completed the acquisition of Orbis Education, an education services company that supports healthcare education programs for 22 university partners across the United States. While we currently provide services to 22 university partners across the United States, GCU is, and will for the foreseeable future remain, our most significant university partner. Given that our revenue from operations during 2018 was derived entirely from GCU, and that our revenue from operations will continue to be derived substantially from our contractual relationship with GCU for the foreseeable future, the risk factors set forth below include risks attributable to GCU operating as a non-profit university, which could materially affect us.

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

GCU’s board of trustees and management have fiduciary and other duties that require them to focus on the best interests of GCU and, over time, those interests could diverge from those of the Company.

GCU is a separate non-profit entity under the control of an independent board of trustees, none of whose members have ever served in a management or corporate board role at the Company. Accordingly, the Company’s relationship with GCU, both pursuant to the Master Services Agreement and operationally, is no longer as owner and operator, but as a third-party service provider to an independent customer. While the Company believes that its relationship with GCU will remain strong, GCU’s board of trustees and management have fiduciary and other duties that require them to focus on the best interests of GCU and, over time, those interests could diverge from those of the Company.

Our Chief Executive Officer’s role as President of GCU may adversely affect his ability to run the Company.

Mr. Brian E. Mueller has served as the Chief Executive Officer of the Company since 2008, the Chairman of the Board of the Company since 2017 and the President of GCU since 2012. In connection with the Transaction, the Board of Directors of the Company and the board of trustees of GCU each determined that Mr. Mueller should retain those roles. Accordingly, Mr. Mueller serves as the Chairman of the Board and Chief Executive Officer of the Company and as the President of GCU, although he is prohibited from serving on the board of trustees of GCU. Our Board and the board of trustees of GCU each recognized that Mr. Mueller’s dual role could raise conflict of interest issues. Accordingly, at the time of the Transaction, GCU adopted governance provisions that prohibit Mr. Mueller from serving on the board of trustees of GCU. We also jointly imposed a structure, through GCU’s governance documents and through express provisions of the Master Services Agreement, that prevent Mr. Mueller from participating in day-to-day management of, or negotiations between the Company and GCU relating to, the Master Services Agreement. In addition, Mr. Mueller’s dual capacity may at times adversely affect his ability to devote time, attention, and effort to the Company.

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

If GCU were to lose its ability to continue participating in the Title IV programs, its students would lose their access to Title IV program funds.

On November 6, 2019, ED informed GCU that it had approved the Transaction and granted to GCU a provisional Program Participation Agreement (PPA), permitting GCU to participate in Title IV, HEA programs on a provisional basis for the period through September 30, 2022.  This PPA, which was automatically granted on a provisional basis due to the fact that the Transaction constituted a change of control of GCU, was granted without any requirement to post a letter of credit or any growth restrictions.  Accordingly, GCU is authorized to participate in Title IV, HEA programs for the stated period. GCU will need to reapply for certification on or before June 30, 2022 to continue its participation in the Title IV HEA programs and, at that time, a determination will be made whether GCU meets the requirements for full certification. There can be no assurance that ED will recertify GCU or that it will not impose conditions or other restrictions on GCU as a condition of granting GCU a provisional certification following its change in control. If, at such time as GCU seeks renewal of the PPA in 2022, ED does not renew or withdraws the certification of GCU to participate in the Title IV programs, or if such certification is withdrawn at any other time, GCU’s students would no longer be able to receive Title IV program funds. Similarly, ED could renew GCU’s certification, but restrict or delay its students receipt of Title IV funds, limit the students to whom it could disburse funds, or place other restrictions on the university. Any of these outcomes would have a material adverse effect on GCU and on us.

ED’s determination to treat GCU as a proprietary institution for Title IV, HEA purposes could adversely impact GCU’s enrollment.

On November 6, 2019, in connection with its approval of the Transaction, ED also informed GCU that GCU does not satisfy ED’s definition of a nonprofit entity and, as a result, that ED will continue to treat GCU as a proprietary institution for purposes of its continued participation in Title IV programs. While the Company does not believe that ED’s determination will impact GCU’s ability to meet all regulatory requirements applicable to proprietary institutions, the determination, if upheld, would have the impact of limiting GCU’s ability to identify itself as a nonprofit university in its advertising or other materials. Such a limitation could harm GCU’s ability to compete against other nonprofit universities for students and could have a material adverse effect on its enrollment and, consequently, on its and our financial condition, results of operations and cash flows.

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

In addition, the regulation raises a question as to whether companies like ours, as an entity, are prohibited from entering into tuition revenue-sharing arrangements with university clients. On March 17, 2011, ED issued official agency guidance, known as a "Dear Colleague Letter," or the DCL, providing guidance on this point. The DCL states that "[t]he Department generally views payment based on the amount of tuition generated as an indirect payment of incentive compensation based on success in recruitment and therefore a prohibited basis upon which to measure the value of the services provided" and that "[t]his is true regardless of the manner in which the entity compensates its employees." But the DCL also provides an important exception to the ban on tuition revenue-sharing arrangements between institutions and third parties. According to the DCL, ED does not consider payment based on the amount of tuition generated by an institution to violate the incentive compensation ban if the payment compensates an "unaffiliated third party" that provides a set of "bundled services" that includes recruitment services, such as those we provide. Example 2-B in the DCL is described as a "possible business model" developed "with the statutory mandate in mind." Example 2-B describes the following as a possible business model:

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

In addition to our Acquisition of Orbis Education, we intend to continually evaluate potential acquisitions of complementary businesses, products, services and technologies, including those that are significant in size and scope. The risks we may encounter in acquisitions include:

●	if we incur significant debt to finance a future acquisition and our business does not perform as expected, we may have difficulty complying with debt covenants;
●	we may be unable to make a future acquisition which is in our best interest due to our existing indebtedness;
●	if we use our stock to make a future acquisition, it will dilute existing stockholders;
●	we may have difficulty assimilating the operations and personnel of any acquired company;
●	the challenge and additional investment involved with integrating new products, services and technologies into our sales and marketing process;
●	our ongoing business may be disrupted by transition and integration issues;
●	the costs and complexity of integrating the internal information technology infrastructure of each acquired business with ours may be greater than expected and may require additional capital investments;
●	we may be unable to achieve the financial and strategic goals for any acquired businesses;
●	we may have difficulty in maintaining controls, procedures and policies during the transition and integration period following a future acquisition;
●	our relationships with existing clients could be adversely affected; and
●	as successor we may be subject to certain liabilities of our acquisition targets.

Our failure to effectively integrate any future acquisition would adversely affect the benefit of such transaction, including potential synergies or sales growth opportunities, in the time frame anticipated.

Our success depends, in part, on the effectiveness of our marketing and advertising programs in recruiting new students.

Building awareness of GCU and any other university partner institution, and the programs they offer, is critical to our ability to attract prospective students. It is also critical to our success that we convert prospective students to enrolled students in a cost-effective manner and that these enrolled students remain active in the programs of our client institutions. Some of the factors that could prevent us from successfully recruiting, enrolling, and retaining students in those programs include:

●	with respect to GCU, ED’s determination to treat GCU as a proprietary institution for Title IV purposes, which could impact our ability to recruit students to GCU;
●	the reduced availability of, or higher interest rates and other costs associated with, Title IV loan funds or other sources of financial aid;

●	the emergence of more successful competitors;
●	factors related to our marketing, including the costs and effectiveness of Internet advertising and broad-based branding campaigns and recruiting efforts;
●	performance problems with our online systems;
●	failure of our client institutions to maintain institutional and specialized accreditations;
●	the requirements of the education agencies that regulate our client institutions which could restrict their initiation of new programs and modification of existing programs;
●	the requirements of the education agencies that regulate our university partner institutions which restrict the ways schools can compensate their recruitment personnel;
●	increased regulation of online education, including in states in which our university partner institutions do not have a physical presence;
●	restrictions that may be imposed on graduates of online programs that seek certification or licensure in certain states;
●	student dissatisfaction with our services and programs;
●	damage to our reputation or other adverse effects as a result of negative publicity in the media, in industry or governmental reports, or otherwise, affecting us or other companies in the post-secondary education sector;
●	price reductions by competitors that we are unwilling or unable to match;
●	a decline in the acceptance of online education;
●	an adverse economic or other development that affects job prospects in our core disciplines; and
●	a decrease in the perceived or actual economic benefits that students derive from the programs offered by any university partner institution.

If we are unable to continue to develop awareness of the programs of our university partners, and to recruit, enroll, and retain students, enrollments would suffer and our ability to increase revenues and maintain profitability would be significantly impaired.

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

A decline in the overall growth of enrollment in post-secondary institutions, or in the number of students seeking degrees online, could cause our university partner institutions to experience lower enrollment, which could negatively impact our future growth.

Based on industry analyses, we believe that enrollment growth in degree-granting, post-secondary institutions is slowing and that the number of high school graduates that are eligible to enroll in degree-granting, post-secondary institutions is expected to decrease over the next few years. In order to maintain current growth rates, we will need to attract a larger percentage of students in existing markets to our client institutions and work with university partner institutions to create new academic programs. In addition, if job growth in the fields related to our university partners’ core disciplines is weaker than expected, as a result of any regional or national economic downturn or otherwise, fewer students may seek the types of degrees that our clients offer. Our failure to attract new students for our university partners, or the decisions by prospective students to seek degrees in other disciplines, would have an adverse impact on our future growth.

We face competition from established and other emerging companies, which could divert university partners to our competitors, result in pricing pressure and significantly reduce our revenue.

We expect existing competitors and new entrants to the educational services market to revise and improve their business models constantly in response to challenges from competing businesses, including ours. If these or other market participants introduce new or improved delivery of online education and technology-enabled services that we cannot match or exceed in a timely or cost-effective manner, our ability to continue to grow could be compromised.

Our primary competitors include EmbanetCompass (owned by Pearson), Wiley Education Services, and 2U. There are also several new and existing vendors providing some or all of the services we provide to other segments of the education market, and these vendors may pursue the institutions we target. In addition, colleges and universities may choose to continue using or to develop their own online learning solutions in-house, rather than pay for our solutions.

Increased competition may result in changes in the revenue share percentage we are able to negotiate to receive from a university partner. The competitive landscape may also result in longer and more complex sales cycles with a prospective university partner, which would negatively affect our ability to add additional university partners and thus our ability to grow our business.

A number of competitive factors could cause us to lose potential university partner opportunities or force us to offer our solutions on less favorable economic terms, including

●	competitors may develop service offerings that our potential university partners find to be more compelling than ours;
●	competitors may adopt more aggressive pricing policies and offer more attractive sales terms, adapt more quickly to new technologies and changes in university partner and student requirements, and devote greater resources to the acquisition of qualified students than we can; and
●	current and potential competitors may establish cooperative relationships among themselves or with third parties to enhance their products and expand their markets, and our industry is likely to see an increasing number of new entrants and increased consolidation. Accordingly, new competitors or alliances among competitors may emerge and rapidly acquire significant market share.

We may not be able to compete successfully against current and future competitors. In addition, competition may intensify as our competitors raise additional capital and as established companies in other market segments or geographic markets expand into our market segments or geographic markets. If we cannot compete successfully against our competitors, our ability to grow our business could be impaired.

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

The Company may face risk associated with the discontinuation of and transition from London Interbank Offered Rate (LIBOR) as a benchmark interest rate.

Our indebtedness under our credit agreement bears interest at variable interest rates that use LIBOR as a benchmark rate. On July 27, 2017, the United Kingdom's Financial Conduct Authority, which regulates LIBOR, announced that it intends to stop persuading or compelling banks to submit LIBOR quotations after 2021 (the "FCA Announcement"). The FCA Announcement indicates that the continuation of LIBOR on the current basis cannot and will not be assured after 2021, and LIBOR may cease to exist or otherwise be unsuitable for use as a benchmark. Recent proposals for LIBOR reforms may result in the establishment of new methods of calculating LIBOR or the establishment of one or more alternative benchmark rates. As a result, this change may adversely impact the interest rate paid on some of our loans and our interest expense may increase and our available cash flow and /or financial condition may be adversely affected.

We are subject to laws and regulations as a result of our collection and use of personal information, and any violations of such laws or regulations, or any breach, theft, or loss of such information, could adversely affect our reputation and operations.

Possession and use of personal information in our operations subjects us to risks and costs that could harm our business. We collect, use, and retain large amounts of personal information regarding our primary university partner’s applicants and students, including social security numbers, tax return information, personal and family financial data, and credit card numbers. We also collect and maintain personal information of our employees in the ordinary course of our business. Our services can be accessed globally through the Internet. Therefore, we may be subject to the application of national privacy laws in countries outside the U.S. from which applicants and students access our services. Such privacy laws could impose conditions that limit the way we market and provide our services.

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

Due to the sensitive nature of the personal information stored on our servers, our networks may be targeted by hackers seeking to access this data. A user who circumvents security measures could misappropriate sensitive information or cause interruptions or malfunctions in our operations. Although we use security and business controls to limit access and use of personal information, a third party may be able to circumvent those security and business controls, which could result in a breach of student or employee privacy. In addition, errors in the storage, use, or transmission of personal information could result in a breach of privacy for current or prospective students or employees. Possession and use of personal information in our operations also subjects us to legislative and regulatory burdens that could require us to implement certain policies and procedures, such as the procedures we adopted to comply with the Red Flags Rule that was promulgated by the FTC under the federal Fair Credit Reporting Act and that requires the establishment of guidelines and policies regarding identity theft related to student credit accounts, and could require us to make certain notifications of data breaches and restrict our use of personal information. Similarly, California passed the California Consumer Privacy Act (CCPA) in 2018 (which went into effect in 2020), and Massachusetts recently proposed MA Bill SD 341, “An Act relative to consumer data privacy.” There are similar bills pending in a number of other states, as well. CCPA and MA Bill SD 341 each represent a trend toward stronger privacy protections and greater data transparency in the U.S. Currently, federal law legislates privacy on an industry by industry basis. Without an overarching federal law driving privacy compliance, the risk is high of a patchwork of privacy legislation formed by individual state laws, similar to the states’ approach to breach notification obligations. This could not only increase costs for compliance but also raise the risk of enforcement by individual state Attorneys General. A violation of any laws or regulations relating to the collection or use of personal information could result in the imposition of fines against us. As a result, we may be required to expend significant resources to protect against the threat of these security breaches or to alleviate problems caused by these breaches. A major breach, theft, or loss of personal information regarding our university partner’s students and their families or our employees that is held by us or our vendors, or a violation of laws or regulations relating to the same, could have a material adverse effect on our reputation and result in further regulation and oversight by federal and state authorities and increased costs of compliance.

We are required to comply with The Family Educational Rights and Privacy Act, or FERPA, and failure to do so could harm our reputation and negatively affect our business.

FERPA generally prohibits an institution of higher education participating in Title IV programs from disclosing personally identifiable information from a student’s education records without the student’s consent. Our university partners and their students disclose to us certain information that originates from or comprises a student education record under FERPA. As an entity that provides services to institutions participating in Title IV programs, we are indirectly subject to FERPA, and we may not transfer or otherwise disclose any personally identifiable information from a student record to another party other than in a manner permitted under the statute. If we violate FERPA, it could result in a material breach of contract with one or more of our university clients and could harm our reputation. Further, in the event that we disclose student information in violation of FERPA, the DOE could require a university client to suspend our access to their student information for at least five years.

Capacity constraints, system disruptions, or security breaches in our online computer networks and phone systems could have a material adverse effect on our ability to attract and retain students.

The performance and reliability of the infrastructure of our computer networks and phone systems, including the online programs of our university partners, is critical to our operations, reputation and to our ability to attract and retain students on our university partners’ behalf. Any computer system disruption or failure, or a sudden and significant increase in traffic on the servers that host our online operations, may result in the online courses and programs being unavailable for a period of time. In addition, any significant failure of our computer networks or servers, whether as a result of third-party actions or in connection with planned upgrades and conversions, could disrupt our operations. Individual, sustained, or repeated occurrences could significantly damage the reputation of our technology/services and result in a loss of potential or existing students of our university partner institutions. Additionally, our operations are vulnerable to interruption or malfunction due to events beyond our control, including natural disasters and network and telecommunications failures. Our computer networks may also be vulnerable to unauthorized access, computer hackers, computer viruses, malicious code, organized cyber-attacks and other security problems. A user who circumvents security measures could misappropriate proprietary information or cause interruptions to or malfunctions in operations. As a result, we may be required to expend significant resources to protect against the threat of these security breaches or to alleviate problems caused by these incidents. Any interruption to our operations could have a material adverse effect on our ability to attract students to our university partner’s programs and to retain those students.

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

Risks Related to the Extensive Regulation of The Higher Education Industry

Our failure, or our university partners’ failure, to comply with the extensive regulatory requirements governing institutions of higher education could result in financial penalties, restrictions on our operations or growth, or loss of external financial aid funding for our university partners’ students.

To participate in the Title IV programs, a school must be authorized by the appropriate state post-secondary agency or agencies, be accredited by an accrediting commission recognized by ED, and be certified as an eligible institution by ED. In addition, the operations and programs of our primary university partner, and any future university partners, are regulated by other state education agencies and additional accrediting commissions. As a result of these requirements, we are subject to extensive regulation from state entities, institutional accrediting commissions, specialized accrediting commissions, and ED. These regulatory requirements cover many of our operations, as well as the operations of our university partners. These include regulations related to educational programs, instructional and administrative staff, administrative procedures, marketing, recruiting, financial operations, and financial condition of any university partner. These regulatory requirements also affect our ability to assist university partner institutions with adding new educational programs and changing existing educational programs. The agencies that regulate higher education periodically revise their requirements and modify their interpretations of existing requirements. Regulatory requirements are not always precise and clear, and regulatory agencies may sometimes disagree with the way we have (or any university partner has) interpreted or applied these requirements. Any misinterpretation of regulatory requirements could materially adversely affect us. If we fail, or any university partner institution fails, to comply with any of these regulatory requirements, we or any university partner could suffer financial penalties, limitations on our operations, or other sanctions, each of which could materially adversely affect us. In addition, if we or any university partner are charged with regulatory violations, our reputation could be damaged, which could have a negative impact on our stock price and enrollments at university partner institutions. ED and other regulators have increased the frequency and severity of their enforcement actions against post-secondary schools. In some cases, these enforcement actions have resulted in material sanctions, loss of Title IV eligibility, or closure in schools. We cannot predict with certainty how all of these regulatory requirements will be applied, or whether we will be able to comply with all of the applicable requirements in the future.

Rulemaking by the ED could materially and adversely affect our business.

Over the past few years, the ED has regularly promulgated new regulations and guidance that impact our university partners and our business directly. These and other regulations and guidance documents, including those discussed above under “Business – Regulation,” can increase our operating costs and, in some cases, change the manner in which we operate our business. In addition, because certain of these regulations have been vacated or blocked as a result of litigation challenging the regulations, there remains substantial uncertainty regarding their present or future effectiveness or enforcement. New or amended regulations in the future, particularly regulations focused on third-party servicers, could further negatively impact our business.

If ED does not recertify a university partner institution to continue participating in the Title IV programs, the students we assist would lose their access to Title IV program funds, or a university partner institution could be recertified but required to accept significant limitations as a condition of its continued participation in the Title IV programs.

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

There can be no assurance that ED will recertify any university partner institution at that time or that it will not impose conditions or other restrictions on any university partner institution as a condition of approving any future recertification. If ED does not renew or withdraws certification to participate in the Title IV programs from any university partners, students at that institution would no longer be able to receive Title IV program funds. Alternatively, ED could renew a university partner institution’s certification, but restrict or delay students’ receipt of Title IV funds, limit the number of students to whom it can disburse such funds, place other restrictions on the institution, or it could delay recertification after any university partners’ program participation agreement expires, in which case our university partner’s certification would continue on a month-to-month basis. Any of these outcomes could have a material adverse effect on our university partners’ enrollments and us.

A university partner institution could lose the ability to participate in the Title IV programs if it fails to maintain its institutional accreditation, and our university partners’ student enrollments could decline if a client institution fails to maintain any of its accreditations or approvals.

An institution must be accredited by an accrediting commission recognized by ED in order to participate in the Title IV programs. Our primary university partner, GCU has been regionally accredited by the HLC and its predecessor since 1968, most recently obtaining reaccreditation in 2017 for the ten-year period through 2027, and the HLC approved the Transaction in February 2018. Future clients may be accredited by different accrediting bodies that are likely to have standards that are different from those of the HLC. Accrediting bodies review the accredited status of institutions periodically (for example, the HLC reviews institutions every ten years, along with a mid-term report in year four).

If any client institution fails to satisfy the relevant accrediting standards, it could lose accreditation, which would cause a revocation of its eligibility to participate in the Title IV programs. This could cause a significant decline in student enrollments, and could have a material adverse effect on us. In addition, many university partner institutions will have educational programs that are also accredited by specialized accrediting commissions or approved by specialized state agencies. If our university partner institutions fail to satisfy the standards of any of those specialized accrediting commissions or state agencies, the institution could lose the specialized accreditation or approval for the affected programs, which could result in materially reduced student enrollments in those programs and have a material adverse effect on us.

A university partner institution may lose eligibility to participate in the Title IV programs if its student loan default rates are too high.

An institution may lose its eligibility to participate in some or all of the Title IV programs if, for three consecutive years, 30% or more of its students who were required to begin repayment on their student loans in one year default on their payment by the end of the second year. In addition, an institution may lose its eligibility to participate in some or all of the Title IV programs if the default rate of its students exceeds 40% for any single year. While GCU’s cohort default rates have historically been significantly below these levels, we cannot assure you that this will continue to be the case. Increases in interest rates or declines in income or job losses for students could contribute to higher default rates on student loans. In addition, while we will conduct appropriate diligence on new university partner institutions, we cannot guarantee that all university partner institutions will have a cohort default rate as low as GCU. Having a university partner exceed the student loan default rate thresholds and losing eligibility to participate in the Title IV programs would have a material adverse effect on our business, prospects, financial condition, and results of operations. Any future changes in the formula for calculating student loan default rates, economic conditions, or other factors that cause default rates to increase, could materially adversely affect us.

If our university partner institutions do not meet specific financial responsibility standards established by ED, they may be required to post a letter of credit or accept other limitations in order to continue participating in the Title IV programs, or could lose eligibility to participate in the Title IV programs.

To participate in the Title IV programs, an institution must either satisfy specific quantitative standards of financial responsibility prescribed by ED or post a letter of credit in favor of ED and possibly accept operating restrictions as well. These financial responsibility tests are applied to each institution on an annual basis based on the institution’s audited consolidated financial statements, and may be applied at other times, such as if the institution undergoes a change in control. These tests may also be applied to an institution’s parent company or other related entity. The operating restrictions that may be placed on an institution that does not meet the quantitative standards of financial responsibility include being transferred from the advance payment method of receiving Title IV program funds to either the reimbursement or the heightened cash monitoring system, which could result in a significant delay in the institution’s receipt of those funds. As a service provider, we are not directly subject to this regulation. However, if ED were to determine that a university partner institution did not meet the financial responsibility standards due to a failure to meet the composite score or other financial responsibility factors, ED could impose a range of sanctions on the institution, such as requiring the institution to post a letter of credit, accept provisional certification (which would hamper the ability of the institution to add new programs), comply with additional ED monitoring requirements, agree to receive Title IV program funds under an arrangement other than ED’s standard advance funding arrangement, such as the reimbursement system of payment or heightened cash monitoring, and to comply with or accept other limitations on the ability to increase the number of programs offered by our client institutions or the number of students they enroll, any of which sanctions could have an adverse impact on our business. Our most significant university partner, GCU, calculated its first composite score following the Transaction with respect to its fiscal year ending June 30, 2019, which score must be provided to ED by March 31, 2020. As of June 30, 2019, GCU’s composite score was 2.2 using the proprietary school calculation. If GCU’s future composite scores do not exceed 1.5 or if ED would impose any sanctions on GCU if its composite score is below 1.5. If any such sanctions were imposed, it could have a negative impact on our ability to conduct our business.

If our university partner institutions do not comply with ED’s administrative capability standards, we could suffer harm.

To continue participating in the Title IV programs, an institution must demonstrate to ED that the institution is capable of adequately administering the Title IV programs under specific standards prescribed by ED. These administrative capability criteria require, among other things, the institution to have an adequate number of qualified personnel to administer the Title IV programs, have adequate procedures for disbursing and safeguarding Title IV funds and for maintaining records, submit all required reports and consolidated financial statements in a timely manner, and not have significant problems that affect the institution’s ability to administer the Title IV programs. As a service provider, we assist our university partners with some facets of these areas. As such, we must be mindful of, and compliant with, the administrative capability requirements. If our university partner institutions fail to satisfy any of these criteria, ED may assess financial penalties against such institutions, restrict the manner in which those institutions receive Title IV funds, require them to post a letter of credit, place them on provisional certification status, or limit or terminate participation in the Title IV programs, any of which could materially adversely affect us. As a third-party servicer, if we are the cause of the administrative deficiency, we may also face monetary sanctions and actions to limit, suspend, or terminate our ability to offer those and other services to institutions of higher education.

A finding that our university partner institutions violated ED’s substantial misrepresentation regulation could materially and adversely affect our business.

The HEA prohibits an institution that participates in Title IV programs from engaging in “substantial misrepresentation” of the nature of its educational program, its financial charges, or the employability of its graduates. Under these rules, a misrepresentation is any statement made by the institution or a third party that provides educational programs, marketing, advertising, recruiting, or admissions services to the institution that is false, erroneous or has the likelihood or tendency to deceive or confuse. A substantial misrepresentation is any misrepresentation on which the person to whom it was made could reasonably be expected to rely, or has reasonably relied, to that person’s detriment. The regulation also covers statements made by any representative of an institution, including agents, employees and subcontractors, and statements made directly or indirectly to any third party, including state agencies, government officials or the public, and not just to students or prospective students. Considering the breadth of the definition of “substantial misrepresentation,” it is possible that despite our efforts to prevent such misrepresentations, our employees or contractors may make statements that could be construed as substantial misrepresentations for which our current and any future university partners would be held responsible by ED. We and our employees and subcontractors, as agents of our university partners, must use a high degree of care to comply with such rules and are prohibited by contract from making any false, erroneous or misleading statements about our university partners. To avoid an issue under the misrepresentation rule and similar rules, we assure that all marketing materials are approved in advance by our university partners before they are used by our employees and we carefully monitor our employees and subcontractors conversations with students and prospective students.

Despite our best efforts, we may face complaints from our university partners’ students and prospective students over statements made by us and our agents throughout the conduct of all our services which would expose our university partners, and derivatively us, to increased risk of enforcement action and applicable sanctions or other penalties and increased risk of private qui tam actions under the Federal False Claims Act. Also, if ED determines that an institution (including its contractors) has engaged in substantial misrepresentation, ED may revoke an institution’s program participation agreement, impose limitations on the institution’s participation in Title IV programs, deny applications from the institution for approval of new programs or locations or other matters, or initiate proceedings to fine the institution or limit, suspend, or terminate its eligibility to participate in Title IV programs. Similar rules apply under state laws or are incorporated in institutional accreditation standards and the FTC applies similar rules prohibiting any unfair or deceptive marketing practices to the education sector. If ED or other regulator determines that statements made by us or on our university partner’s behalf are in violation of the regulations, we could be subject to sanctions and other liability, which could have a material adverse effect on our business.

To the extent we are performing return to Title IV calculations for our university partner institutions, we are subject to sanctions if we fail to correctly calculate and timely return Title IV program funds for students who withdraw before completing their educational program.

A school participating in the Title IV programs must calculate the amount of unearned Title IV program funds that it has disbursed to students who withdraw from their educational programs before completing such programs and must return those unearned funds to the appropriate lender or ED in a timely manner, generally within 45 days of the date the school determines that the student has withdrawn. To the extent our services for a university partner include conducting returns to Title IV, as they do with our primary university partner, GCU, we would likely be jointly and severally liable to ED, along with the relevant client, for return of those funds. Further, we could be fined or otherwise sanctioned by ED, which could increase our cost of regulatory compliance and materially adversely affect us. Further, a failure to comply with these regulatory requirements could result in termination of our ability to continue providing these services to other university partner institutions, which would materially affect us.

A reduction in funding or new restrictions on eligibility for the Federal Pell Grant Program, or the elimination of subsidized Stafford loans, could make college less affordable for certain students at our university partner institutions, which could negatively impact our university partner institutions’ enrollments, revenue and results of operations.

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

We cannot offer new programs for our university partners or expand university partner operations into certain states if such actions are not timely approved by the applicable regulatory agencies, and our university partners may have to repay Title IV funds disbursed to students enrolled in any such programs, schools, or states if they do not obtain prior approval.

Our expansion efforts include developing new educational programs for our university partners. If our university partner institutions are unable to obtain the necessary approvals for such new programs or operations, or if our university partner institutions are unable to obtain such approvals in a timely manner, our ability to consummate the planned actions and the ability of our university partner institutions to provide Title IV funds to any affected students would be impaired, which could have a material adverse effect on our expansion plans. In addition, if we were to determine erroneously that a new program did not need approval or that we had all required approvals, our university partners could be liable for repayment of the Title IV program funds provided to students in that program or at that location. GCU, because it is currently certified to participate in the Title IV programs through September 30, 2022, is required to obtain ED approval for new programs, which required could impede GCU’s ability to introduce new programs and slow its growth.

If our university partner institutions do not maintain state authorization, they may not operate or participate in the Title IV programs.

A school that grants degrees or certificates must be authorized by the relevant education agency of the state in which it is located. State authorization is also required for their students to be eligible to receive funding under the Title IV programs. To maintain their state authorization, our university partner institutions must continuously meet standards relating to, among other things, educational programs, facilities, instructional and administrative staff, marketing and recruitment, financial operations, addition of new locations and educational programs, and various operational and administrative procedures. If our client institutions fail to satisfy any of these standards, they could lose state authorization to offer educational programs, which would also cause them to lose eligibility to participate in the Title IV programs and have a material adverse effect on us.

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

State regulatory requirements for online education have historically varied among the states. To address this issue and to meet new ED requirements many schools have applied and have been approved to be an approved institutional participant in the State Authorization Reciprocity Agreement (“SARA”). SARA is an agreement among member states, districts and territories that establishes comparable national standards for interstate offering of post-secondary distance education courses and programs. It is intended to make it easier for students to take online courses offered by post-secondary institutions based in another state. SARA is overseen by a national council (NC-SARA) and administered by four regional education compacts. GCU has been granted membership in SARA in Arizona (AZ-SARA), which is administered by the Western Interstate Commission for Higher Education (referred to as W-SARA). There is a yearly renewal for participating in NC-SARA and AZ-SARA and institutions must agree to meet certain requirements to participate. As of June 30, 2018, all states other than California are members of SARA.

Any state that does not participate in SARA may impose regulatory requirements on out-of-state post-secondary institutions operating within their boundaries, such as those having a physical facility or conducting certain academic activities within the state. GCU, for example, enrolls students in all 50 states and the District of Columbia. Although it is currently licensed, authorized, in-process, or exempt in all non-SARA jurisdictions in which it operates, if GCU fails to comply with state licensing or authorization requirements for a state, or fails to obtain licenses or authorizations when required, it could lose its state license or authorization by that state or be subject to other sanctions, including restrictions on its activities in, and fines and penalties imposed by, that state, as well as fines, penalties, and sanctions imposed by ED. The loss of licensure or authorization in any non-SARA state by a client institution could prohibit us from recruiting prospective students or offering services to current students in that state, which could significantly reduce our university partner’s enrollments.

Laws, regulations, or interpretations related to doing business over the Internet could also increase our cost of doing business and affect our ability to recruit students in particular states, which could, in turn, negatively affect enrollments and revenues and have a material adverse effect on our business.

Additionally, regulatory agencies may sometimes disagree with the way we have interpreted or applied these requirements. Any misinterpretation by us of these regulatory requirements or adverse changes in regulations or interpretations thereof by regulators could materially adversely affect us. If a university partner institution fails to comply with state licensing or authorization requirements for a state in which it operates, or fails to obtain licenses or authorizations when required, it could lose its state licensure or authorization by that state or be subject to other sanctions, including restrictions on its activities in, and fines and penalties imposed by, that state, as well as fines, penalties, and sanctions imposed by ED. The loss of licensure or authorization in a state other than a state in which a university partner institution is physically located could prohibit us from recruiting prospective students or assisting with offering educational services to current students in that state, which could significantly reduce enrollments.

Furthermore, our university partners must typically maintain a composite score of at least 1.5 to maintain their membership in a State Authorization Reciprocity Agreement, or SARA. Failure to maintain that score, and loss of eligibility for SARA, could result in the loss of the ability to offer online programs in various states unless the university partner is otherwise eligible to do so. This could greatly affect our ability to market our university partners’ online programs.

Government agencies, regulatory agencies, and third parties may conduct compliance reviews, bring claims, or initiate litigation against us or our university partners based on alleged violations of the extensive regulatory requirements applicable to us and our university partners, which could cause the imposition of sanctions against us or our university partners.

Because our university partner institutions operate in a highly regulated industry, they are subject to program reviews, audits, investigations, claims of non-compliance, and lawsuits by government agencies, regulatory agencies, students, employees, stockholders, and other third parties alleging non-compliance with applicable legal requirements, many of which are imprecise and subject to interpretation. Similarly, we could be subject to those same reviews. If the result of any such proceeding is unfavorable to our university partners, they may lose or have limitations imposed on their state licensing, accreditation, or Title IV program participation; be required to pay monetary damages (including triple damages in certain whistleblower suits); or be subject to fines, injunctions, or other penalties, any of which could have a material adverse effect on their business, prospects, financial condition, and results of operations. Similarly, reviews of us directly could also impose a host of limitations and monetary penalties and fines for wrongful actions on our part. Claims and lawsuits brought against us or our university partners, even if they are without merit, may also result in adverse publicity, damage our reputation, negatively affect the market price of our stock, adversely affect student enrollments, and reduce the willingness of third parties to do business with us. Even if we adequately address the issues raised by any such proceeding and successfully defend against it, we may have to devote significant financial and management resources to address these issues, which could harm our business.

The regulatory guidance governing third-party servicers imposes a number of requirements on our business and may expose us to liability for certain regulatory violations that are coextensive with our university partner institutions.

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

●	Comply with all statutory provisions of or applicable to Title IV of the HEA, including the requirement to use any funds that the servicer administers under any Title IV, HEA program and any interest or other earnings thereon solely for the purposes specified in and in accordance with that program;
●	Refer to the Office of Inspector General of ED for investigation any information indicating there is reasonable cause to believe that the institution might have engaged in fraud or other criminal misconduct in connection with the institution’s administration of any Title IV, HEA program or an applicant for Title IV, HEA program assistance might have engaged in fraud or other criminal misconduct in connection with his or her application; and
●	Be jointly and severally liable with the institution to the Secretary for any violation by the servicer of any statutory provision of or applicable to Title IV of the HEA, any regulatory provision prescribed under that statutory authority, and any applicable special arrangement, agreement, or limitation entered into under the authority of statutes applicable to Title IV of the HEA.

We are also subject to a number of data security and privacy regulations given our role as a third-party servicer and these standards are evolving. To the extent we continue to provide third party servicer functions, we will be subject to these requirements, the compliance with which can materially impact our business model.

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

Criticisms of the overall student lending and post-secondary education sectors may impact general public perceptions of educational institutions, including our university partner institutions and us, in a negative manner. Adverse media coverage regarding educational institutions – whether or not a university partner – or regarding third party services such as us directly could damage our reputation. The environment surrounding access to and the costs of student loans remains in a state of flux. The uncertainty surrounding these issues, and any resolution of these issues that increases loan costs or reduces students’ access to Title IV loans or to student extended payment plans, could reduce student demand for educational programs which would adversely impact our revenues and operating profit or result in increased regulatory scrutiny.

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

We are subject to the reporting requirements of the Securities Exchange Act of 1934, the Sarbanes-Oxley Act and the rules and regulations of The Nasdaq Global Select Market. The Sarbanes-Oxley Act requires, among other things, that we maintain effective disclosure controls and procedures and internal control over financial reporting. We are required to perform system and process evaluation and testing of our internal control over financial reporting to allow management to report on the effectiveness of our internal control over financial reporting in our Form 10-K filing for that year, as required by Section 404 of the Sarbanes-Oxley Act. This may require us to incur substantial additional professional fees and internal costs to further expand our accounting and finance functions and expend significant management efforts. If we are not able to comply with the requirements of Section 404 of the Sarbanes-Oxley Act in a timely manner, or if we are unable to maintain proper and effective internal controls, we may not be able to produce timely and accurate financial statements. If that were to happen, the market price of our stock could decline and we could be subject to sanctions or investigations by the stock exchange on which our common stock is listed, the SEC, or other regulatory authorities.

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

None.

Item 2.          Properties

The Company owns a four story 325,000 square foot administrative building, which includes office space for approximately 2,700 employees, and a parking garage in close proximity to GCU’s ground campus. We constructed this space in 2016 and every aspect of the design was intended to maximize energy efficiency and minimize environmental impact. Lighting load and related electricity usage is a major environmental drain for most office buildings and this is especially true in Arizona. The Company’s office building is orientated with north/south exposure in order to minimize direct sun, and exterior courtyards were arranged to ensure summer shade thus creating outdoor areas that can be used throughout the year. The design also utilized significant window glazing to allow for daylighting thus reducing the need for supplemental electrical lighting. As a result, the building is designed to use just .41 watts per square foot of electrical energy for lighting, which is half of what a typical environmentally efficient building uses. Water usage is another environmental factor for office space that is magnified by the Arizona sun. The Company’s office building utilizes a rooftop rain water collection system for irrigating the landscaping below, which reduces water consumption. Additional environment-friendly design features include low VOC paints, use of recycled building materials, interior and exterior LED light bulbs, and implementation of an energy-efficient VRF mechanical system. Overall, the Company’s office building is 60% more energy efficient than a standard office building.

In addition to its owned facilities, the Company leases seventeen skills labs for use in serving its university partners, four office locations in California, one office location in Colorado, and office space in Indianapolis, Indiana. The Company has commitments to add 3 more skills labs as of December 31, 2019 that have not yet commenced and may add additional space in Arizona and in other states in the U.S. to accommodate our growth plans in 2020 and beyond. The Company works to maximize energy efficiency and minimize environmental impact in operating its leased facilities just as it does with its owned properties.

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

Holders

As of December 31, 2019, there were approximately 146 registered holders of record of common stock. A substantially greater number of holders of common stock are “street name” or beneficial holders, whose shares are held of record by banks, brokers and other financial institutions.

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

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

Our Board of Directors has authorized us to repurchase up to $175.0 million in aggregate of our common stock, from time to time, depending on market conditions and other considerations. The current expiration date on the repurchase authorization by our Board of Directors is December 31, 2020. Repurchases occur at our discretion. Repurchases may be made in the open market or in privately negotiated transactions, pursuant to the applicable SEC rules. The amount and timing of future share repurchases, if any, will be made as market and business conditions warrant. Since the approval of our share repurchase plan, we have purchased 4.0 million shares of common stock at an aggregate cost of $122.7 million, which purchases are recorded at cost in the accompanying December 31, 2019 consolidated balance sheet and statement of stockholders’ equity. At December 31, 2019, there remained $52.3 million available under our current share repurchase authorization. During the fourth quarter and the year ended December 31, 2019, GCE repurchased 201,522 and 376,384 shares of common stock, respectively, at an aggregate cost of $18.5 million and $35.8 million, respectively.

The following table sets forth our share repurchases of common stock and our share repurchases in lieu of taxes, which are not included in the repurchase plan totals as they were effected in conjunction with the vesting of restricted share awards, during each period in the fourth quarter of fiscal 2019:

			Total Number of	Maximum Dollar
			Shares Purchased as	Value of Shares
		Average	Part of Publicly	That May Yet Be
	Total Number of	Price Paid	Announced	Purchased Under
Period	Shares Purchased	Per Share	Program	the Program
Share Repurchases
October 1, 2019 – October 31, 2019	77,622	$99.09	77,622	$63,100,000
November 1, 2019 – November 30, 2019	92,500	$86.46	92,500	$55,100,000
December 1, 2019 – December 31, 2019	31,400	$89.27	31,400	$52,300,000
Total	201,522	$91.76	201,522	$52,300,000
Tax Withholdings
October 1, 2019 – October 31, 2019	—	$—	—	$—
November 1, 2019 – November 30, 2019	—	$—	—	$—
December 1, 2019 – December 31, 2019	—	$—	—	$—
Total	—	$—	—	$—

GCE Stock Performance

The following graph compares the cumulative total return of our common stock with the cumulative total returns of the S&P 500 Index and our education services peer group of nine companies that includes: Wiley Education Services, Pearson plc., CHEGG, Inc., Instructure Inc., Pluralsight Inc., Laureate Education, Inc., Strategic Education, Inc., Adtalum Global Education, Inc, and 2U, Inc.. This chart assumes that an investment of $100 was made in our common stock, in the index, and in the peer group on December 31, 2014 and that all dividends paid by us and such companies were reinvested, and tracks the relative performance of such investments through December 31, 2019.

	12/14	12/15	12/16	12/17	12/18	12/19
Grand Canyon Education, Inc.	100.00	85.98	125.27	191.88	206.04	205.29
S&P 500	100.00	101.38	113.51	138.29	132.23	173.86
2019 Peer Group	100.00	66.60	71.71	91.80	101.23	92.84

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

Item 6.       Selected Consolidated Financial and Other Data

The following selected consolidated financial and other data should be read in conjunction with Item 8, Consolidated Financial Statements and Supplementary Data, and Item 7, Management’s Discussion and Analysis of

Financial Condition and Results of Operations, to fully understand the information presented below. The selected consolidated income statement data and other data, excluding period end enrollment, for the years ended December 31, 2019, 2018, and 2017, and the selected consolidated balance sheet data as of December 31, 2019, and 2018, have been derived from our audited consolidated financial statements for such years, which are included herein. The selected consolidated income statement data and other data, excluding period end enrollment, for the years ended December 31, 2016 and 2015, and the selected consolidated balance sheet data as of December 31, 2017, 2016, and 2015, have been derived from our audited consolidated financial statements for such years, which are not included herein. Our historical results are not necessarily indicative of our results for any future period.

	Year Ended December 31,
	2019	2018	2017	2016	2015
	(In thousands, except per share data)
Income Statement Data:
Service revenue	$778,643	$333,002	$—	$—	$—
University related revenue	—	512,499	974,134	873,344	778,200
Net revenue	778,643	845,501	974,134	873,344	778,200
Costs and expenses:
Technology and academic services(1)	90,512	43,574	41,834	39,101	36,648
Counseling services and support(1)	223,598	204,690	188,595	175,045	164,746
Marketing and communication(1)	142,896	117,420	109,092	98,592	84,773
General and administrative(1)	44,317	29,968	27,157	28,079	26,707
Amortization of intangible assets	8,223	—	—	—	—
University related expenses(1)	—	173,330	324,140	294,188	253,263
Loss on transaction	3,966	18,370	562	1,136	1,702
Total costs and expenses	513,512	587,352	691,380	636,141	567,839
Operating income	265,131	258,149	282,754	237,203	210,361
Interest income on Secured Note	59,297	26,947	—	—	—
Interest expense	(11,311)	(1,536)	(2,169)	(1,328)	(1,248)
Investment interest and other	4,385	3,440	2,943	249	(106)
Income before income taxes	317,502	287,000	283,528	236,124	209,007
Income tax expense	58,327	57,989	80,209	87,610	77,596
Net income	$259,175	$229,011	$203,319	$148,514	$131,411
Earnings per common share
Basic	$5.42	$4.81	$4.31	$3.22	$2.86
Diluted	$5.37	$4.73	$4.22	$3.15	$2.78
Shares used in computing earnings per common share
Basic	47,814	47,608	47,140	46,083	45,975
Diluted	48,266	48,414	48,235	47,121	47,281
Other Data:
Capital expenditures	$22,391	$94,857	$123,954	$239,019	$218,301
Depreciation and amortization	$18,696	$35,673	$54,228	$45,683	$35,379
Intangible asset amortization	$8,223	$—	$—	$—	$—
Adjusted EBITDA(2)	$311,342	$274,052	$245,122	$209,358	$177,235
Period end enrollment(3)	106,861	97,369	90,297	81,908	74,506
Balance Sheet Data:
Cash and cash equivalents, and investments	$143,873	$120,346	$242,745	$108,572	$106,400
Restricted cash, cash equivalents and investments	$300	$61,667	$94,534	$84,931	$75,384
Secured Note receivable	$969,912	$900,093	$—	$—	$—
Total assets(4)	$1,690,289	$1,324,017	$1,303,573	$1,092,493	$891,982
Notes payable (including short-term)	$140,918	$59,905	$66,616	$98,252	$79,877
Total stockholders’ equity	$1,443,433	$1,213,597	$985,951	$773,686	$610,251
(1)	During the third quarter of 2018, the Company made changes in its presentation of operating expenses and reclassified prior periods to conform to the current presentation. All years in the five (5) year table were reclassified to conform to the current presentation.

(2)	Adjusted EBITDA is a non-GAAP financial measure that we define as net income plus interest expense, less interest income and other gain (loss) recognized on investments, plus income tax expense, plus depreciation and amortization (but excluding depreciation and amortization included in university related expenses) (EBITDA), as adjusted for (i) contributions to private Arizona school tuition organizations in lieu of the payment of state income taxes; (ii) loss on transaction; (iii) university related expenses; (iv) share-based compensation, (v) the revenue share rate on the Master Services Agreement, and (vi) unusual charges or gains, such as litigation and regulatory reserves, impairment charges and asset write-offs, and exit or lease termination costs. We have reclassified depreciation and amortization related to university assets and share-based compensation for former GCE employees who are employed by GCU to university related expenses to provide comparability between periods.
(3)	Enrollment represents individual students who attended a course during the last two months of the calendar quarter.
(4)	During the first quarter of 2016, GCE made changes in its presentation of deferred tax assets and liabilities to comply with a new accounting standard. Accordingly, we reclassified the current deferred taxes to net against noncurrent deferred tax liabilities for all prior periods to conform to the current presentation.

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

In evaluating Adjusted EBITDA, investors should be aware that in the future we may incur expenses similar to the adjustments described above. Our presentation of Adjusted EBITDA should not be construed as an inference that our future results will be unaffected by expenses that are unusual, non-routine, or non-recurring. Adjusted EBITDA has limitations as an analytical tool in that, among other things, it does not reflect:

●	cash expenditures for capital expenditures or contractual commitments;
●	changes in, or cash requirements for, our working capital requirements;
●	interest expense, or the cash required to replace assets that are being depreciated or amortized; and
●	the impact on our reported results of earnings or charges resulting from the items for which we make adjustments to our EBITDA, as described above and set forth in the table below.

In addition, other companies, including other companies in our industry, may calculate these measures differently than we do, limiting the usefulness of Adjusted EBITDA as a comparative measure. Because of these limitations, Adjusted EBITDA should not be considered as a substitute for net income, operating income, or any other performance measure derived in accordance with GAAP, or as an alternative to cash flow from operating activities or as a measure of our liquidity. We compensate for these limitations by relying primarily on our GAAP results and use Adjusted EBITDA only as a supplemental performance measure. For more information, see our consolidated financial statements and the notes to those consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

The following table reconciles net income to Adjusted EBITDA to net income for the periods indicated:

	Year Ended December 31,
	2019	2018	2017	2016	2015
Net income	$259,175	$229,011	$203,319	$148,514	$131,411
Plus: interest expense	11,311	1,536	2,169	1,328	1,248
Less: interest income on Secured Note	(59,297)	(26,947)	—	—	—
Less: investment interest and other	(4,385)	(3,440)	(2,943)	(249)	106
Plus: income tax expense	58,327	57,989	80,209	87,610	77,596
Plus: amortization of intangible assets	8,223	—	—	—	—
Plus: depreciation and amortization(a)	18,696	15,571	15,612	12,510	11,479
EBITDA, excluding university related depreciation and amortization	292,050	273,720	298,366	249,713	221,840
Plus: contributions in lieu of state income taxes(b)	4,003	3,718	2,025	4,000	2,750
Plus: loss on transaction(c)	3,966	18,370	562	1,136	1,702
Plus: university related expenses(d)	—	173,330	324,140	294,188	253,263
Less: 40% of university related revenue(e)	—	(205,000)	(389,654)	(349,338)	(311,280)
Plus: share-based compensation(f)	10,300	9,914	9,683	9,659	8,960
Plus: estimated litigation and regulatory reserves(g)	1,023	—	—	—	—
Adjusted EBITDA	$311,342	$274,052	$245,122	$209,358	$177,235
(a)	Represents depreciation and amortization related to GCE assets. Depreciation and amortization amounts related to university assets have been reclassified to university related expenses.
(b)	Represents contributions to various private Arizona school tuition organizations to assist with funding for education. In connection with such contributions made, we received a dollar-for-dollar state income tax credit, which resulted in a reduction in our effective income tax rate to 18.4%, 20.2% and 28.3% for the years ended December 31, 2019, 2018 and 2017, respectively. Had these contributions not been made, our effective tax rate would have been 19.3%, 21.2% and 28.8%, for 2019, 2018 and 2017, respectively. Such contributions are viewed by our management to be made in lieu of payments of state income taxes and are therefore excluded from evaluation of our core operating performance.
(c)	Represents costs incurred related to the acquisition and transaction. Costs incurred during 2019 include legal and other third-party costs related to the Orbis Education acquisition. 2018 amounts are primarily related to the GCU transaction and include legal and other third-party expenses of $5.8 million, an asset impairment of $3.0 million, and $9.6 million for a deferred compensation plan for GCU employees that were formerly GCE employees (the “Transferred Employees”) and that held unvested restricted stock of GCE that was forfeited upon the transaction in 2018. Costs incurred prior to 2018 primarily represent legal costs related to the GCU transaction.
(d)	Reflects costs that were transferred to GCU in the Transaction that are no longer incurred by GCE. Includes $3,523 of costs related to the early termination of leased space in 2016.
(e)	Reflects adjustment to reduce as reported university related revenue by 40% to reflect revenue share percentage of 60% under the Master Services Agreement.
(f)	Reflects share-based compensation expense related to GCE employees; amounts related to Transferred Employees that now work for the university were reclassified to university related expense to provide comparability between periods.
(g)	Reflects primarily regulatory litigation as GCE retained responsibility for all liabilities of the business arising from pre-closing date of the transaction. See Note 2 – The Transaction in our consolidated financial statements for a full description of the Transaction.

Item 7.      Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations for the years ended December 31, 2019 and 2018 should be read in conjunction with our consolidated financial statements and related notes that appear in Item 8, Consolidated Financial Statements and Supplementary Data. In addition to historical information, the following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to these differences include those discussed below and elsewhere in this Annual Report on Form 10-K, particularly in Special Note Regarding Forward-Looking Statements and in Item 1A, Risk Factors.

Executive Overview

GCE is a publicly traded education services company dedicated to serving colleges and universities. GCE has developed significant technological solutions, infrastructure and operational processes to provide services to these institutions on a large scale. GCE’s primary university partner is GCU, a comprehensive regionally accredited university that offers graduate and undergraduate degree programs, emphases and certificates across nine colleges both online and on ground at its campus in Phoenix, Arizona.

In January 2019, GCE began providing education services to numerous university partners across the United States, through our wholly owned subsidiary, Orbis Education, which we acquired on January 22, 2019. See Note 3 - Acquisition to consolidated financial statements for a full description of the Acquisition. Orbis Education works in partnership with a growing number of top universities and healthcare networks across the country to develop high-quality, career-ready graduates who enter the workforce and ease healthcare industry demands. Orbis Education offers four primary academic programs with site simulation and skill labs located near healthcare providers. Therefore, the results of operations for the year ended December 31, 2019 include Orbis Education’s financial results for the period from January 22, 2019 to December 31, 2019.

Prior to July 1, 2018, GCE operated GCU. On July 1, 2018, the Company sold GCU to an independent, nonprofit entity (the “Transaction”). See Note 2- The Transaction to our consolidated financial statements for a full description of the Transaction. Accordingly, the results of operations discussed herein for the twelve-month period ended December 31, 2018 reflect the Company’s operations prior to July 1, 2018 which were made up exclusively of the operations of GCU. For the period from July 1, 2018 to December 31, 2018 and for the year ended December 31, 2019, results of operations do not include the operations of GCU but rather reflect the operations of the Company as an education services company.

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

We believe that the following critical accounting policies involve our more significant judgments and estimates used in the preparation of our consolidated financial statements:

Revenue recognition. Starting July 1, 2018, the Company generates all of its revenue through services agreements with its university partners (“Services Agreements”), pursuant to which the Company provides integrated technology and academic services, marketing and communication services, and as applicable, certain back office services to its university partners in return for a percentage of tuition and fee revenue.

The Company’s Services Agreements have a single performance obligation, as the promises to provide the identified services are not distinct within the context of these agreements. The single performance obligation is delivered as our partners receive and consume benefits, which occurs ratably over a series of distinct service periods (daily or semester). Service revenue is recognized over time using the output method of measuring progress towards complete satisfaction of the single performance obligation. The output method provides a faithful depiction of the performance toward complete satisfaction of the performance obligation and can be tied to the time elapsed which is consumed evenly over the service period and is a direct measurement of the value provided to our partners. The service fees received from our partners over the term of the agreement are variable in nature in that they are dependent upon the number of students attending the university partner’s program and revenues generated from those students during the service period. Due to the variable nature of the consideration over the life of the service arrangement, the Company considered forming an expectation of the variable consideration to be received over the service life of this one performance obligation. However, since the performance obligation represents a series of distinct services, the Company recognizes the variable consideration that becomes known and billable because these fees relate to the distinct service period in which the fees are earned. The Company meets the criteria in the standard and exercises the practical expedient to not disclose the aggregate amount of the transaction price allocated to the single performance obligation that is unsatisfied as of the end of the reporting period. The Company does not disclose the value of unsatisfied performance obligations because the directly allocable variable consideration is allocated entirely to a wholly unsatisfied promise to transfer a service that forms part of a single performance obligation. The service fees are calculated and settled per the terms of the Services Agreements and result in a settlement duration of less than one year for all partners. There are no refunds or return rights under the Services Agreements.

Business Combinations, Intangible Assets, and Goodwill. We apply the purchase accounting standards for “Business Combinations,” to acquisitions. The purchase price of an acquisition is allocated to individual tangible and identifiable intangible assets acquired and liabilities assumed based on their estimated fair values on the acquisition date. Any excess purchase price over the assigned values of net assets acquired is recorded as goodwill. On January 22, 2019, the Company acquired, by merger, all of the outstanding equity interests of Orbis Education Services, LLC for $361.2 million, net of cash acquired. As a result of this acquisition, the Company recorded $210.3 million of intangible assets, primarily customer relationships, and $157.8 million of goodwill. Refer to Note 3 – Acquisition within the footnotes to the consolidated financial statements for additional information. The acquired goodwill was allocated to the entity level reporting unit. The determination of the fair value and useful lives of the intangible assets acquired involves certain judgements and estimates. These judgments can include, but are not limited to, the cash flows that an asset is expected to generate in the future and the appropriate weighted average cost of capital.

Income taxes. We recognize the amount of taxes payable or refundable for the current year and deferred tax assets and liabilities for future tax consequences of events that have been recognized in our consolidated financial statements or tax returns. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which the temporary differences are expected to be realized. Our deferred tax assets are subject to periodic recoverability assessments. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount that more likely than not will be realized. Realization of the deferred tax assets is principally dependent upon achievement of projected future taxable income offset by deferred tax liabilities. We evaluate the realizability of the deferred tax assets annually. Since becoming a taxable corporation in August 2005, we have not recorded any valuation allowances to date on our deferred income tax assets. We evaluate and account for uncertain tax positions using a two-step approach. Recognition occurs when we conclude that a tax position based solely on its technical merits, is more-likely-than-not to be sustained upon examination. Measurement determines the amount of benefit that is greater than 50% likely to be realized upon the ultimate settlement with a taxing authority that has full knowledge of the facts. Derecognition of a tax position that was previously recognized occurs when we determine that a tax position no longer meets the more-likely-than-not threshold of being sustained upon examination. As of December 31, 2019 and 2018, the Company has reserved approximately $6,773 and $1,960, respectively, for uncertain tax positions, including interest and penalties.

Results of Operations

In July 2019, the FASB issued Accounting Standards Update 2019-07, “Codification Updates to SEC Sections- Amendments to SEC Paragraphs Pursuant to SEC Final Rule Releases No. 33-10532, Disclosure Update and Simplification", which makes a number of changes meant to simplify certain disclosures in financial condition and results of operations, particularly by eliminating year-to-year comparisons between prior periods previously disclosed. In complying with the relevant aspects of the rule covering the current year annual report, we now include disclosures on results of operations for fiscal year 2019 versus 2018 only. For a discussion of the results of operations for fiscal year 2018 vs 2017, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K filed with the SEC for the fiscal year ended December 31, 2018 incorporated herein by reference.

The following table sets forth certain income statement data as a percentage of net revenue for each of the periods indicated. University related expenses, amortization of intangible assets and the loss on transaction have been excluded from the table below:

	Year Ended December 31,
	2019	2018
Costs and expenses
Technology and academic services	11.6%	5.2%
Counseling services and support	28.7	24.2
Marketing and communication	18.4	13.9
General and administrative	5.7	3.5

As reflected in the table above, the income statement data as a percentage of revenue is not comparable between periods. This is due to the reduction in revenues associated with the Company transitioning to an education service company as of July 1, 2018, the date of the Transaction. As a result, the Company has also provided two additional tables to enhance comparability between periods by showing, on a comparable basis, the types of levels of operating expenses the Company currently incurs as compared to prior to the Transaction. The Company uses 60% of university related revenues for periods prior to July 1, 2018, which is the percentage of GCU’s tuition and fee revenue to which the Company is entitled under the Master Services Agreement, to calculate the adjustment to university related revenue for purposes of deriving as adjusted “Non-GAAP” net revenue. The percentages set forth below for periods prior to July 1, 2018 have been derived by dividing the indicated expense by as adjusted “Non-GAAP” net revenue. University related expenses, amortization of intangible assets and the loss on transaction have been excluded from the table below:

	Year Ended December 31,
	2019	2018
As Adjusted “Non-GAAP” net revenue
Service revenue	$778,643	$333,002
University related revenue	—	512,499
Net revenue	778,643	845,501
60% of university related revenue	—	307,499
As adjusted “Non-GAAP” net revenue	$778,643	$640,501

	Year Ended December 31,
	2019	2018
As % of As Adjusted "Non-GAAP" Revenue
Operating expenses
Costs and expenses
Technology and academic services	11.6%	6.8%
Counseling services and support	28.7	32.0
Marketing and communication	18.4	18.3
General and administrative	5.7	4.7

Year Ended December 31, 2019 Compared to Year Ended December 31, 2018

Service revenue and University related revenue. Our service revenue for the year ended December 31, 2019 was $778.6 million compared to service revenue and university related revenue of $333.0 million and $512.5 million, respectively, for the year ended December 31, 2018. Commencing July 1, 2018, the results of our operations no longer include the operations of the University but rather reflect the operations of the Company as an education services company with 22 university partners. As an education services company for GCU, our most significant university partner, the Company receives, as service revenue, 60% of GCU’s tuition and fee revenue and no longer has university related revenue, thus resulting in the decrease from the prior period. The sum of service revenue for the six months ended December 31, 2018 of $333.0 million and 60% of university related revenue for the six months ended June 30, 2018 of $307.5 million, totals $640.5 million. The 21.6% increase year over year in comparable service fee revenue was primarily due to our Orbis Education acquisition on January 22, 2019 and an increase in GCU enrollments between years of 5.9%. Partner enrollments in programs serviced by Orbis Education at December 31, 2019 was 3,750. The Orbis Education university partnership agreements generally generate a higher revenue per student than our agreement with GCU as these agreements generally have a higher percentage of service revenue, the partners have higher tuition rates than GCU and the majority of these students are studying in the Accelerated Bachelor of Science in Nursing program so these students take on average more credits per semester. We are also seeing an increase in revenue per student from our GCU partnership resulting from an increase in residential students who pay GCU not only tuition and fees but room and board.

Technology and academic services. Our technology and academic services expenses for the year ended December 31, 2019 were $90.5 million, an increase of $46.9 million, or 107.7%, as compared to technology and academic services expenses of $43.6 million for the year ended December 31, 2018. This increase was primarily attributable to the Orbis Education university partnership agreements, which require certain technology and academic services including headcount, as well as the use of classroom facilities and equipment to be provided to each university partner. These costs along with the increased cost to service GCU resulted in increases in employee compensation and related expenses including share-based compensation, in occupancy and depreciation including lease expenses, and in technology and academic supply costs of $36.4 million, $7.0 million, and $3.5 million, respectively. The increase in employee compensation and related expenses is primarily due to the increase in the number of staff needed to support our 22 university partners, and their increased enrollment growth, tenure based salary adjustments and an increase in benefit costs between years. Our technology and academic services expenses as a percentage of as adjusted non-GAAP net revenue increased 4.8% to 11.6% for the year ended December 31, 2019, from 6.8% for the year ended December 31, 2018 primarily due to the Orbis Education university partnership agreements acquired, which require a higher level of technology and academic services than our agreement with GCU.

Counseling services and support. Our counseling services and support expenses for the year ended December 31, 2019 were $223.6 million, an increase of $18.9 million, or 9.2%, as compared to counseling services and support expenses of $204.7 million for the year ended December 31, 2018. This increase was primarily attributable to the Orbis Education university partnership agreements, which require certain counseling services and support, principally headcount to be provided to each university partner. These costs along with the increased cost to service GCU resulted in increases in employee compensation and related expenses including share-based compensation, in other counseling services and support related expenses, and in depreciation, amortization and occupancy costs of $15.0 million, $2.9 million and $1.0 million, respectively. The increase in employee compensation and related expenses is primarily due to increased headcount to support our university partners, and their increased enrollment growth, tenure-based salary adjustments and an increase in benefit costs between years. The increase in other counseling services is primarily the result of increased travel costs to service our 22 university partners. Our counseling services and support expenses as a percentage of as adjusted non-GAAP net revenue decreased 3.3% to 28.7% for the year ended December 31, 2019, from 32.0% for the year ended December 31, 2018 primarily due to the counseling services and support costs to service the Orbis Education partnership agreements being less as a percentage of revenue than the costs to service the GCU agreement and due to our ability to leverage our counseling services and support costs to service GCU across an increasing revenue base.

Marketing and communication. Our marketing and communication expenses for the year ended December 31, 2019 were $142.9 million, an increase of $25.5 million, or 21.7%, as compared to marketing and communication expenses of $117.4 million for the year ended December 31, 2018. This increase was primarily attributable to the Orbis Education partnership agreements, which require marketing of the university partners’ programs. These costs along with the increased cost to market GCU’s programs resulted in increased advertising, and in employee compensation and related expenses including share-based compensation of $22.5 million and $3.0 million, respectively. Our marketing and communication expenses as a percentage of as adjusted non-GAAP net revenue increased slightly by 0.1% to 18.4% for the year ended December 31, 2019, from 18.3% for the year ended December 31, 2018.

General and administrative. Our general and administrative expenses for the year ended December 31, 2019 were $44.3 million, an increase of $14.3 million, or 47.9%, as compared to general and administrative expenses of $30.0 million for the year ended December 31, 2018. This increase was primarily due to increases in employee compensation including share-based compensation, in professional fees, in other general and administrative costs, and in occupancy and depreciation of $7.3 million, $3.0 million, $2.9 million, and $1.1 million, respectively. Our increases in employee compensation, occupancy and depreciation, and other general and administrative costs are primarily related to the acquisition of Orbis Education, including additional headcount, and office space in Indianapolis, Indiana. Our increase in professional fees is primarily related to a payment made to an outside provider that assisted us in obtaining a state tax refund with a favorable tax impact of $5.9 million in the first quarter of 2019 and higher legal fees. Our increase in other general and administrative costs is primarily due to increases in travel costs and an increase in contributions made in lieu of state income taxes to school sponsoring organizations from $3.7 million for the year ended December 31, 2018 to $4.0 million for the year ended December 31, 2019. Our general and administrative expenses as a percentage of as adjusted non-GAAP net revenue increased by 1.0% to 5.7% for the year ended December 31, 2019, from 4.7% for the year ended December 31, 2018 due to higher general and administrative costs at Orbis Education as a percentage of net revenue, partially offset by our ability to leverage our other general and administrative expenses across an increasing revenue base.

Amortization of intangible assets. The amortization of intangible assets for the year ended December 31, 2019 was $8.2 million and is related to the acquisition of Orbis Education, which resulted in the creation of certain identifiable intangible assets that will be amortized over their expected lives.

University related expenses. Our university related expenses for the year ended December 31, 2018 were $173.3 million. These expenses represent the costs transferred to the university for the six months ended June 30, 2018 and in the six months ended December 31, 2018 are primarily due to the Company’s Board of Directors modifying the vesting condition for certain restricted stock awards for personnel that transferred to GCU, which resulted in $7.9 million of share-based compensation expense, and employer taxes of $0.2 million on such modification. This amount was partially offset by reversals of employee related liabilities totaling $1.9 million that were not part of the transferred assets for the GCU transaction.

Loss on transaction. The loss on transaction for the year ended December 31, 2019 was $4.0 million due to transaction costs related to the acquisition of Orbis Education. Our loss on transaction expenses for the year ended December 31, 2018 was primarily related to the GCU transaction and totaled $18.4 million, which included third-party transaction costs of $5.8 million and an asset impairment of $3.0 million. In addition, the Company transferred to GCU cash of $9.6 million to fund a deferred compensation plan for GCU employees who were formerly GCE employees and that held unvested restricted stock of GCE that was forfeited upon the Transaction.

Interest income on Secured Note. As a component of the transaction with GCU, GCU issued a Secured Note to GCE on July 1, 2018. Interest income on the Secured Note for the year ended December 31, 2019 was $59.3 million, an increase of $32.4 million, as compared to interest income on Secured Note of $26.9 million for the year ended December 31, 2018. The Company recognizes interest income on its Secured Note with GCU including borrowings made for capital expenditures, earning interest at 6%, with monthly interest payments.

Interest expense. Interest expense was $11.3 million for the year ended December 31, 2019, an increase of $9.8 million, as compared to interest expense of $1.5 million for the year ended December 31, 2018. The increase in interest expense is primarily due to the acquisition of Orbis Education, which resulted in a $190.1 million increase in our outstanding credit facility, a slightly higher interest rate on the credit facility, and additional fees on the revolving credit facility. In addition, we had no capitalized interest as compared to the same period in the prior year due to the significant decline in capital expenditures, and $1.1 million of interest expense was recognized in December 2019 due to the expiration of the interest rate corridor.

Investment interest and other. Investment interest and other for the year ended December 31, 2019 was $4.4 million, an increase of $1.0 million, as compared to $3.4 million for the year ended December 31, 2018.

Income tax expense. Income tax expense for the year ended December 31, 2019 was $58.3 million, an increase of $0.3 million, or 0.6%, as compared to income tax expense of $58.0 million for the year ended December 31, 2018. This increase is the result of an increase in our taxable income between periods, offset by a decrease in our effective tax rate. Our effective tax rate was 18.4% during the year ended December 31, 2019 compared to 20.2% during the year ended December 31, 2018. The decrease in the effective tax rate was primarily the result of an agreement with the Arizona Department of Revenue regarding previously filed refund claims related to income tax obligations for prior calendar years, which resulted in a favorable tax impact of $5.9 million recorded as a discrete tax item in the first quarter of 2019. In addition, the effective tax rate was favorably impacted by a law change with respect to Arizona state taxes, partially offset by a slight decrease in excess tax benefits to $7.2 million from $10.5 million for the year ended December 31, 2019 and 2018, respectively. The inclusion of excess tax benefits and deficiencies as a component of our income tax expense increases the volatility within our provision for income taxes as the amount of excess tax benefits or deficiencies from share-based compensation awards are dependent on our stock price at the date the restricted awards vest, our stock price on the date an option is exercised, and the quantity of options exercised. Our restricted stock vests in March each year so the favorable benefit will primarily impact the first quarter each year.

Net income. Our net income for the year months ended December 31, 2019 was $259.2 million, an increase of $30.2 million, or 13.2% as compared to $229.0 million for the year ended December 31, 2018, due to the factors discussed above.

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

Liquidity, Capital Resources, and Financial Position

Liquidity. During 2019, we financed our acquisition of Orbis Education for $361.2 million, net of cash acquired, from an increase in our credit facility of $190.1 million and the use of $171.1 million of operating cash on hand. Our unrestricted cash and cash equivalents and investments were $143.9 million at December 31, 2019. As of December 31, 2019, we had $300,000 of restricted cash and cash equivalents, for pledged collateral for a site lease.

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

On July 1, 2018, in consideration for the transfer of assets under the Asset Purchase Agreement, we received a secured note from GCU in the initial principal amount of $870.1 million (the “Secured Note”). The Secured Note contains customary commercial credit terms, including affirmative and negative covenants applicable to GCU, and provides that the Secured Note bears interest at an annual rate of 6.0%, has a maturity date of June 30, 2025, and is secured by all of the assets of GCU. The Secured Note provides for GCU to make interest only payments during the term, with all principal and accrued and unpaid interest due at maturity and also provides that we may loan additional amounts to GCU to fund approved capital expenditures during the first three years of the term. Funding net of repayments of $100.0 million for capital expenditures for GCU since July 1, 2018 totals $99.8 million as of December 31, 2019.

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

Since the approval of the initial share repurchase plan, we have purchased 4.0 million shares of common stock at an aggregate cost of $122.7 million, which includes 376,384 shares of common stock at an aggregate cost of $35.8 million during the year ended December 31, 2019. At December 31, 2019, there remains $52.3 million available under our current share repurchase authorization.

Cash Flows

Operating Activities. Net cash provided by operating activities for the years ended December 31, 2019 and 2018 was $306.3 million and $199.1 million, respectively. Cash provided by operations in 2019 and 2018 resulted from our net income adjusted for non-cash charges for share-based compensation, depreciation and amortization, timing of income tax and employee related payments and changes in other working capital. The significant increase in net cash from operating activities between 2018 and 2019 is primarily due to the higher net income and changes in working capital balances.

Investing Activities. Net cash used in investing activities was $405.9 million and $238.2 million for the years ended December 31, 2019 and 2018, respectively. Our cash used in investing activities in 2019 was primarily related to the Acquisition, the funding of capital expenditures to GCU, and the liquidation of short-term investments and capital expenditures. We paid $361.2 million, net of cash acquired, to acquire Orbis Education on January 22, 2019. Funding to GCU for capital expenditures during the year ended December 31, 2019 totaled $69.8 million, net of repayments made by GCU of $100.0 million in 2019. Proceeds from investments, net of purchases of short-term investments, was $47.8 million and $18.2 million for the years ended December 31, 2019 and 2018, respectively. Cash used in investing activities for the year ended December 31, 2018 was primarily related to the GCU Transaction, which result in $131.6 million of cash being transferred to GCU at its close on July 1, 2018. Capital expenditures were $22.4 million and $94.5 million for the years ended December 31, 2019 and 2018, respectively. During the year ended December 31, 2019, capital expenditures primarily consisted of leasehold improvements and equipment for new partner locations, internally developed software, as well as purchases of computer equipment, other internal use software projects and furniture and equipment to support our increasing employee headcount. During the year ended December 31, 2018, capital expenditures primarily consisted of the University’s ground campus construction projects incurred prior to June 30, 2018 as well as purchases of computer equipment, other internal use software projects and furniture and equipment to support our increasing employee headcount.

Financing Activities. Net cash provided by financing activities was $40.1 million for the year ended December 31, 2019. Net cash used in financing activities was $26.8 million for the year ended December 31, 2018. During 2019, $243.8 million of proceeds was drawn on the term loan, and $26.3 million was drawn and repaid on the revolver in 2019, and the term loan balance of the prior credit agreement of $59.9 million was repaid along with the repayment of $101.3 million of principal and revolver payments on the new credit facility. In addition, $2.4 million of debt issuance costs were incurred on the new credit facility and $8.1 million was used to purchase common shares withheld in lieu of income taxes resulting from the vesting of restricted share awards and $35.8 million was used to purchase treasury stock in accordance with the Company’s share repurchase program. Proceeds from the exercise of stock options of $3.8 million were received for the year ended December 31, 2019. During 2018, $15.2 million was used to purchase common shares withheld in lieu of income taxes resulting from the vesting of restricted share awards and $9.6 million was used to purchase treasury stock in accordance with the Company’s share repurchase program. Principal payments on notes payable totaled $6.7 million, partially offset by proceeds from the exercise of stock options of $4.6 million.

Contractual Obligations

The following table sets forth, as of December 31, 2019, the aggregate amounts of our significant contractual obligations and commitments with definitive payment terms due in each of the periods presented (in millions):

		Payments Due by Period
		Less than			More than
	Total	1 Year	2-3 Years	4-5 Years	5 Years
Long term notes payable(1)	$140.9	$33.1	$66.3	$41.5	$—
Lease liabilities(2)	28.6	2.6	7.1	5.9	13.0
Purchase obligations(3)	9.0	4.7	4.1	0.2	—
Total contractual obligations	$178.5	$40.4	$77.5	$47.6	$13.0
(1)	See Note 10, “Notes Payable and Other Noncurrent Liabilities,” to our consolidated financial statements, included in Item 8, Consolidated Financial Statements and Supplementary Data, for a discussion of our long term notes payable and other obligations.
(2)	See Note 9, “Leases,” to our consolidated financial statements, included in Item 8, Consolidated Financial Statements and Supplementary Data, for a discussion of our leases.
(3)	Represents unconditional purchase obligations and other obligations.

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

Recent Accounting Pronouncements

See Note 4 - Summary of Significant Accounting Policies, in Item 8, Consolidated Financial Statements and Supplementary Data.

Item 7A.         Quantitative and Qualitative Disclosures about Market Risk

Impact of inflation. We believe that inflation has not had a material impact on our results of operations for the years ended December 31, 2019, 2018, or 2017. There can be no assurance that future inflation will not have an adverse impact on our operating results and financial condition.

Market risk. In 2013 we entered into an interest rate corridor to manage our 30-day LIBOR interest exposure from variable rate debt, which matured in December 2019. The corridor instrument hedged variable interest rate risk starting March 1, 2013 through its expiration date of December 20, 2019 and permitted us to hedge our interest rate risk at several thresholds. Under this arrangement, in addition to the credit spread, we paid variable interest rates based on the 30-day LIBOR rates monthly until that index reached 1.5%. If 30-day LIBOR was equal to 1.5% through 3.0%, we continued to pay 1.5%. If the 30-day LIBOR exceeded 3.0%, we paid actual 30-day LIBOR less 1.5%.

As of December 31, 2019, we have no derivative financial instruments or derivative commodity instruments. We invest cash in excess of current operating requirements in short term certificates of deposit and money market instruments, municipal bond portfolios, or municipal mutual funds at multiple financial institutions.

Interest rate risk. We manage interest rate risk by investing excess funds in cash equivalents, BBB or higher rated municipal bonds, municipal mutual funds and commercial paper bearing variable interest rates, which are tied to various market indices or individual bond coupon rates. Our future investment income may fall short of expectations due to changes in interest rates or we may suffer losses in principal if we are forced to sell securities before their maturity date that have declined in market value due to changes in interest rates. At December 31, 2019, a 10% increase or decrease in interest rates would not have a material impact on our future earnings, fair values, or cash flows.

Item 8.        Consolidated Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
Grand Canyon Education, Inc.:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Grand Canyon Education, Inc. and subsidiaries (the Company) as of December 31, 2019 and 2018, the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2019, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2019, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 19, 2020 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

Adoption of New Accounting Pronouncement

As discussed in Note 4 to the consolidated financial statements, the Company has changed its method of accounting for leases as of January 1, 2019 due to the adoption of ASU No. 2016-02, Leases (Topic 842).

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Acquisition of Orbis Education Services, LLC

As discussed in Note 3 to the consolidated financial statements, the Company acquired Orbis Education Services, LLC (“Orbis”) for $366 million on January 22, 2019. The Company applied the acquisition method of accounting and allocated the purchase price to the assets acquired and liabilities assumed based on their estimated acquisition date fair value. The Company recorded tangible assets of $29.3 million, customer relationships of $210.3 million, liabilities assumed of $31.4 million, and goodwill of $157.8 million. The determination of the fair value of acquired customer relationships involved significant estimation uncertainty.

We identified the assessment of the initial fair value measurement of the customer relationships acquired in this transaction as a critical audit matter. Testing the assumptions regarding forecasted revenue growth rates, customer attrition rates and discount rates, which were used to calculate the fair values, involved a high degree of subjectivity. In addition, the fair values of the customer relationships were challenging to audit due to the sensitivity of the fair value determination to changes in the assumptions.

The primary procedures we performed to address this critical audit matter included the following. We tested certain internal controls over the Company’s acquisition date valuation process, including controls related to the forecasted revenue growth rates, customer attrition rates and discount rates. We performed sensitivity analyses to assess the impact of reasonably possible changes to the revenue growth rates. We challenged the Company’s revenue growth rates, including those related to customer attrition, by comparing the growth assumptions to peer companies’ forecasted growth rates and historical growth rates. We compared the Company’s forecasted revenue to actual results for the same period to assess the Company’s ability to accurately forecast. We involved valuation professionals with specialized skills and knowledge who assisted in:

‒	performing sensitivity analyses over customer attrition rates and discount rates to assess the impact of reasonably possible changes in the respective rate; and
‒	evaluating the Company’s discount rate, by comparing it against a discount rate range that was independently developed using publicly available market data for comparable entities.

Evaluation of the sufficiency of audit evidence over service revenue

As discussed in Note 4 to the consolidated financial statements, service revenue is recognized from the delivery of support services to institutions in the post-secondary education sector of the United States (University Partners). The transaction price for support services is based on the Company receiving a contracted percentage of the University Partner’s tuition and fee revenue. The tuition and fee information received varies depending on the respective University Partner’s reporting processes and the services provided. The Company recorded $778.6 million of service revenue for the year ended December 31, 2019.

We identified the evaluation of the sufficiency of audit evidence over service revenue as a critical audit matter. This required especially subjective auditor judgment because service revenue recorded by the Company is dependent on the tuition and fee information of the University Partners. This included determining the nature and extent of procedures to be performed and evaluating the evidence obtained over the tuition and fee information.

The primary procedures we performed to address this critical audit matter included the following. We applied auditor judgment to determine the nature and extent of procedures to be performed over tuition and fee information of the University Partners. We tested certain internal controls over the Company’s service revenue processes, including the Company’s controls over the accurate recording of amounts. We assessed the recorded service revenues by selecting a sample of transactions and compared the amounts recognized for consistency with underlying documentation, including contracts with University Partners and student enrollment documentation.

In addition, we evaluated the overall sufficiency of audit evidence obtained over service revenues.

/s/ KPMG LLP

We have served as the Company’s auditor since 2012.

Phoenix, Arizona
February 19, 2020

Grand Canyon Education, Inc.

Consolidated Balance Sheets

	As of December 31,
(In thousands, except par value)	2019	2018

ASSETS:
Current assets
Cash and cash equivalents	$122,272	$120,346
Restricted cash and cash equivalents	300	61,667
Investments	21,601	69,002
Accounts receivable, net	48,939	46,830
Interest receivable on Secured Note	5,011	4,650
Income tax receivable	2,186	8
Other current assets	8,035	6,963
Total current assets	208,344	309,466
Property and equipment, net	119,734	111,039
Right-of-use assets	27,770	—
Secured Note receivable	969,912	900,093
Amortizable intangible assets, net	202,057	—
Goodwill	160,766	2,941
Other assets	1,706	478
Total assets	$1,690,289	$1,324,017
LIABILITIES AND STOCKHOLDERS’ EQUITY:
Current liabilities
Accounts payable	$14,835	$14,274
Accrued compensation and benefits	20,800	15,427
Accrued liabilities	16,771	8,907
Income taxes payable	6,576	5,442
Deferred revenue	20	—
Current portion of lease liability	3,084	—
Current portion of notes payable	33,144	36,468
Total current liabilities	95,230	80,518
Deferred income taxes, noncurrent	18,320	6,465
Other long term liability	13	—
Lease liability, less current portion	25,519	—
Notes payable, less current portion	107,774	23,437
Total liabilities	246,856	110,420
Commitments and contingencies
Stockholders’ equity
Preferred stock, $0.01 par value, 10,000 shares authorized; 0 shares issued and outstanding at December 31, 2019 and December 31, 2018	—	—
Common stock, $0.01 par value, 100,000 shares authorized; 53,054 and 52,690 shares issued and 48,105 and 48,201 shares outstanding at December 31, 2019 and December 31, 2018, respectively	531	527
Treasury stock, at cost, 4,949 and 4,489 shares of common stock at December 31, 2019 and December 31, 2018, respectively	(169,365)	(125,452)
Additional paid-in capital	270,923	256,806
Accumulated other comprehensive loss	—	(453)
Retained earnings	1,341,344	1,082,169
Total stockholders’ equity	1,443,433	1,213,597
Total liabilities and stockholders’ equity	$1,690,289	$1,324,017

The accompanying notes are an integral part of these consolidated financial statements.

Grand Canyon Education, Inc.

Consolidated Income Statements

	Year Ended December 31,
(In thousands, except per share data)	2019	2018	2017
Service revenue	$778,643	$333,002	$—
University related revenue	—	512,499	974,134
Net revenue	778,643	845,501	974,134
Costs and expenses:
Technology and academic services	90,512	43,574	41,834
Counseling services and support	223,598	204,690	188,595
Marketing and communication	142,896	117,420	109,092
General and administrative	44,317	29,968	27,157
Amortization of intangible assets	8,223	—	—
University related expenses	—	173,330	324,140
Loss on transaction	3,966	18,370	562
Total costs and expenses	513,512	587,352	691,380
Operating income	265,131	258,149	282,754
Interest income on Secured Note	59,297	26,947	—
Interest expense	(11,311)	(1,536)	(2,169)
Investment interest and other	4,385	3,440	2,943
Income before income taxes	317,502	287,000	283,528
Income tax expense	58,327	57,989	80,209
Net income	$259,175	$229,011	$203,319
Earnings per share:
Basic income per share	$5.42	$4.81	$4.31
Diluted income per share	$5.37	$4.73	$4.22
Basic weighted average shares outstanding	47,814	47,608	47,140
Diluted weighted average shares outstanding	48,266	48,414	48,235

The accompanying notes are an integral part of these consolidated financial statements.

Grand Canyon Education, Inc.

Consolidated Statements of Comprehensive Income

	Year Ended December 31,
(In thousands)	2019	2018	2017
Net income	$259,175	$229,011	$203,319
Other comprehensive income, net of tax:
Unrealized gains (losses) on hedging derivatives, net of taxes of $107, $39, and $6 for the years ended December 31, 2019, 2018 and 2017, respectively	(390)	118	11
Unrealized gains (losses) on available for sale securities, net of taxes of $0, $103 and $108 for the years ended December 31, 2019, 2018 and 2017, respectively	—	309	175
Reclassification of expired interest rate corridor to interest expense, net of taxes of $257	843	—	—
Comprehensive income	$259,628	$229,438	$203,505

The accompanying notes are an integral part of these consolidated financial statements.

Grand Canyon Education, Inc.

Consolidated Statements of Stockholders’ Equity

(In thousands)

						Accumulated
					Additional	Other
	Common Stock		Treasury Stock		Paid-in	Comprehensive	Retained
	Shares	Par Value	Shares	Cost	Capital	Loss	Earnings	Total
Balance at December 31, 2016	51,509	515	3,950	(89,394)	212,559	(910)	650,916	773,686
Cumulative effect from the adoption of accounting pronouncements, net of taxes	—	—	—	—	59	—	(59)	—
Comprehensive income	—	—	—	—	—	186	203,319	203,505
Common stock purchased for treasury	—	—	17	(1,510)	—	—	—	(1,510)
Restricted shares forfeited	—	—	34	—	—	—	—	—
Share-based compensation	192	2	151	(9,790)	12,686	—	—	2,898
Exercise of stock options	576	6	—	—	7,366	—	—	7,372
Balance at December 31, 2017	52,277	523	4,152	(100,694)	232,670	(724)	854,176	985,951
Cumulative effect from the adoption of accounting pronouncements, net of taxes	—	—	—	—	—	—	(1,174)	(1,174)
Comprehensive income	—	—	—	—	—	427	229,011	229,438
Adoption impact – ASU 2018-02	—	—	—	—	—	(156)	156	—
Common stock purchased for treasury	—	—	91	(9,606)	—	—	—	(9,606)
Restricted shares forfeited	—	—	95	—	—	—	—	—
Share-based compensation	163	2	151	(15,152)	19,506	—	—	4,356
Exercise of stock options	250	2	—	—	4,630	—	—	4,632
Balance at December 31, 2018	52,690	$527	4,489	$(125,452)	$256,806	$(453)	$1,082,169	$1,213,597
Comprehensive income	—	—	—	—	—	453	259,175	259,628
Common stock purchased for treasury	—	—	376	(35,786)	—	—	—	(35,786)
Restricted shares forfeited	—	—	16	—	—	—	—	—
Share-based compensation	152	2	68	(8,127)	10,298	—	—	2,173
Exercise of stock options	212	2	—	—	3,819	—	—	3,821
Balance at December 31, 2019	53,054	$531	4,949	$(169,365)	$270,923	$—	$1,341,344	$1,443,433

The accompanying notes are an integral part of these consolidated financial statements.

Grand Canyon Education, Inc.

Consolidated Statements of Cash Flows

	Year Ended December 31,
(In thousands)	2019	2018	2017
Cash flows provided by operating activities:
Net income	$259,175	$229,011	$203,319
Adjustments to reconcile net income to net cash provided by operating activities:
Share-based compensation	10,300	19,508	12,688
Provision for bad debts	—	8,669	18,478
Depreciation and amortization	18,696	35,673	54,228
Amortization of intangible assets	8,223	—	—
Deferred income taxes	1,670	(11,507)	(5,160)
Loss on transaction, net of costs and asset impairment	3,966	12,605	—
Other, including fixed asset impairments	(335)	2,101	3,883
Changes in assets and liabilities:
Accounts receivable and interest receivable from university partners	766	(51,480)	—
Accounts receivable	—	(7,784)	(19,848)
Prepaid expenses and other	2,136	1,553	(2,399)
Right-of-use assets and lease liabilities	833	—	—
Accounts payable	(3,095)	(14,306)	5,378
Accrued liabilities	5,078	(15,700)	3,079
Income taxes receivable/payable	(1,044)	(8,662)	16,048
Deferred rent	—	(189)	(369)
Deferred revenue	(25)	6,881	6,156
Student deposits	—	(7,288)	9,417
Net cash provided by operating activities	306,344	199,085	304,898
Cash flows used in investing activities:
Capital expenditures	(22,391)	(94,527)	(113,586)
Purchases of land and building improvements related to off-site development	—	(330)	(10,368)
Additions of amortizable content	(260)	—	—
Acquisition, net of cash acquired	(361,184)	—	—
Disposition	—	(131,550)	—
Funding to GCU at closing in excess of required capital	—	(7,377)	—
Repayment of excess funds by GCU	—	7,377	—
Funding to GCU for capital expenditures	(169,819)	(29,996)	—
Repayment by GCU for capital expenditures	100,000	—	—
Return of equity method investment	—	—	685
Purchases of investments	(9,384)	(46,948)	(94,054)
Proceeds from sale or maturity of investments	57,163	65,116	65,259
Net cash used in investing activities	(405,875)	(238,235)	(152,064)
Cash flows provided by (used in) financing activities:
Principal payments on notes payable	(92,433)	(6,719)	(6,805)
Debt issuance costs	(2,385)	—	—
Proceeds from notes payable	243,750	—	—
Net borrowings from revolving line of credit	(68,750)	—	(25,000)
Repurchase of common shares including shares withheld in lieu of income taxes	(43,913)	(24,758)	(11,300)
Net proceeds from exercise of stock options	3,821	4,632	7,372
Net cash provided by (used in) financing activities	40,090	(26,845)	(35,733)
Net (decrease) increase in cash and cash equivalents and restricted cash	(59,441)	(65,995)	117,101
Cash and cash equivalents and restricted cash, beginning of period	182,013	248,008	130,907
Cash and cash equivalents and restricted cash, end of period	$122,572	$182,013	$248,008
Supplemental disclosure of cash flow information
Cash paid for interest	$11,516	$1,511	$2,252
Cash paid for income taxes	$59,903	$78,195	$69,606
Supplemental disclosure of non-cash investing and financing activities
Sale transaction to GCU through Secured Note financing	$—	$870,097	$—
Purchases of property and equipment included in accounts payable	$469	$1,121	$6,682
Reclassification of capitalized costs – adoption of ASC 606	$—	$9,015	$—
Reclassification of deferred revenue – adoption of ASC 606	$—	$7,451	$—
Lease adoption - gross up of right of use assets and lease liabilities	$498	$—	$—
ROU Asset and Liability gross up	$14,203	$—	$—
Reclassification of interest rate corridor due to expiration	$1,100	$—	$—
Reclassification of tax effect within accumulated other comprehensive income	$—	$156	$—

The accompanying notes are an integral part of these consolidated financial statements.

Grand Canyon Education, Inc.

Notes to Consolidated Financial Statements

(In thousands, except per share data)

1. Nature of Business

Grand Canyon Education, Inc. (together with its subsidiaries, the “Company” or “GCE”) is a publicly traded education services company. Prior to July 1, 2018, GCE owned and operated Grand Canyon University (the “University”), a comprehensive regionally accredited university that offers graduate and undergraduate degree programs, emphases and certificates across nine colleges both online and on ground at its campus in Phoenix, Arizona, at leased facilities and at facilities owned by third party employers of its students. On July 1, 2018, the Company sold the University to Grand Canyon University, an Arizona non-profit corporation formerly known as Gazelle University (“GCU”). As a result of this transaction (the “Transaction”), GCE became an education services company focused on providing a full array of support services to institutions in the post-secondary education sector. GCE provides education services, that include technology and academic services, counseling services and support, marketing and communication services, and for its largest university partner several back-office services such as accounting, reporting, tax, human resources, and procurement services. GCE has developed significant technological solutions, infrastructure and operational processes to provide services to these institutions on a large scale. See Note 2 to our consolidated financial statements for a full description of the Transaction.

On January 22, 2019, GCE acquired, by merger, all of the outstanding equity interest of Orbis Education Services, LLC (“Orbis Education”), an education services company that supports healthcare education programs for 22 university partners across the United States, for $361,184, net of cash acquired (the “Acquisition”). The Company financed a portion of the purchase price through a credit facility provided by a consortium of banks led by our existing bank group. See Note 3 to our consolidated financial statement for a full description of the Acquisition.

As a result of the Transaction and Acquisition, the Company no longer owns and operates an institution of higher education, but instead provides a bundle of services in support of its 22 university partners.

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

2. The Transaction

Asset Purchase Agreement and Related Agreements

On July 1, 2018, the Company consummated an Asset Purchase Agreement (the “Asset Purchase Agreement”) with GCU. In conjunction with the Asset Purchase Agreement, we received a secured note from GCU as consideration for the transferred assets (the “Transferred Assets”) in the initial principal amount of $870,097 (the “Secured Note”). The Secured Note contains customary commercial credit terms, including affirmative and negative covenants applicable to GCU, and provides that the Secured Note bears interest at an annual rate of 6.0%, has a maturity date of June 30, 2025, and is secured by all of the assets of GCU. The Secured Note provides for GCU to make interest only payments during the term, with all principal and accrued and unpaid interest due at maturity and also provides that we may loan additional amounts to GCU to fund approved capital expenditures during the first three years of the term. As of December 31, 2019, the Company had loaned $99,815 to GCU for capital expenditures, which is net of GCU’s repayment of $100,000 during the year ended December 31, 2019. In connection with the closing of the Asset Purchase Agreement, the Company and GCU entered into a long-term master services agreement pursuant to which the Company provides identified technology and academic services, counseling services and support, marketing and communication services, and several back-office services to GCU in return for 60% of GCU’s tuition and fee revenue.

Grand Canyon Education, Inc.

Notes to Consolidated Financial Statements

(In thousands, except per share data)

The Company was a party to a credit agreement with Bank of America, N.A. as Administrative Agent, and other lenders, dated December 21, 2012 and amended as of January 15, 2016. Effective July 1, 2018, the Company and the lenders amended the credit agreement (the “Amendment”) to release the assets pledged as collateral in order to enable GCE to sell them to GCU and complete the Transaction. In connection with the Amendment, GCE provided restricted cash collateral in the amount of $61,667 as of December 31, 2018, which was released on January 22, 2019. See Note 10 to our consolidated financial statements for a full description of our credit agreement.

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

The Company received a Secured Note for the Transferred Assets. The Company also transferred cash equal to $34,107 representing a working capital adjustment as part of the closing. Except for identified liabilities assumed by GCU, GCE retained responsibility for all liabilities of the business arising from pre-closing operations. For the year ended December 31, 2018 the Company had a loss of $18,370, included in loss on transaction due to transaction costs of $5,765, which includes both disposition and acquisition related transaction costs, and an asset impairment of $3,037. In addition, the Company transferred to GCU cash of $9,568 to fund a deferred compensation plan for GCU employees that were formerly GCE employees (the “Transferred Employees”) and that held unvested restricted stock of GCE that was forfeited upon the Transaction. Included in the university related expenses for the six months ended December 31, 2018 is $7,880 of share-based compensation expense resulting from the modification and vesting of previously issued restricted stock grants held by Transferred Employees, employer tax expense of $191 related to the share-based compensation modification, net of reversals of employee related liabilities that were not part of the Transferred Assets for the Transaction of $1,907.

Variable Interest Entity and Related Party Considerations

ASC 810-10-15-17 provides scope exceptions to the variable interest entity analysis that include a not-for profit entity carve out. GCU is not a related party to the Company in accordance with ASC Topic 850. The following factors were considered:

●	Since GCU is an Arizona non-profit corporation, the Company has no ownership interest or voting rights in GCU.
●	GCU is a separate non-profit entity under the control of an independent board of trustees, none of whose members have ever served in a management or corporate board role at the Company. GCU’s board of

Grand Canyon Education, Inc.

Notes to Consolidated Financial Statements

(In thousands, except per share data)

trustees has adopted bylaws and a related conflict of interest policy that, among other things, (i) prevents any trustee of GCU from attending any meeting, or voting on any matter, as to which such trustee has a conflict of interest, (ii) establishes a special committee of independent trustees to oversee on behalf of GCU all matters related to the Master Services Agreement and GCU’s relationship with the Company, and (iii) prohibits any trustee from having any financial interest in, or role with, the Company. Accordingly, the Company’s relationship with GCU, both pursuant to the Master Services Agreement and operationally, is no longer as owner and operator, but as a third-party service provider to an independent customer. While the Company believes that its relationship with GCU will remain strong, GCU’s board of trustees and management will have fiduciary and other duties that will require them to focus on the best interests of GCU and over time those interests could diverge from those of the Company.
●	Mr. Brian E. Mueller has served as the Chief Executive Officer of the Company since 2008 and the Chairman of the Board of the Company since 2017 and has also served as the President of the University since 2012. In connection with the Transaction, the Board of Directors of the Company and the board of trustees of GCU each independently determined that Mr. Mueller should retain those roles. Accordingly, Mr. Mueller remains the Chairman of the Board and Chief Executive Officer of the Company and continues to serve as the President of GCU. As noted above, however, Mr. Mueller is prohibited from serving on the board of trustees of GCU. Aside from Mr. Mueller, no other employee of GCU or GCE has a dual role in both organizations. A structure has been put in place that prevents Mr. Mueller from participating in operational matters involving the Company and GCU, including with respect to the Master Services Agreement.
●	The terms of the Master Services Agreement vest in GCU and its board of trustees full authority over decision making related to the day-to-day operations of GCU, including, without limitation, (i) selecting, hiring and firing its personnel, (ii) selecting and adopting academic programs and courses, (iii) establishing admission standards and admitting students, (iv) overseeing instruction, (v) setting credit and student performance requirements, (vi) determining graduation requirements, and (vii) conferring degrees. Per the terms of the MSA, GCE has no authority over GCU’s day-to-day operations.
●	If GCU were to default under the Credit Agreement, the Company would be able to pursue assets of GCU, which are pledged as collateral for the Secured Note. However, the Company would not become the owner or operator of GCU.
●	There is no parent entity and subsidiary relationship between the Company and GCU.
●	The Company and GCU both engaged their own outside corporate counsel, outside regulatory counsel, and financial advisors to represent each party’s interest during the Transaction.

3. Acquisition

On January 22, 2019, GCE acquired Orbis Education for $361,184 (inclusive of closing date adjustments and net of cash acquired). Orbis Education is an education services company that supports healthcare education programs for 22 university partners across the United States. Concurrent with the closing of the Acquisition, GCE entered into an amended and restated credit agreement and used $191,000 from the amended and restated credit agreement and $171,034 of operating cash on hand to complete the purchase. See Note 10 of our consolidated financial statements for a description of the amended and restated credit agreement. The fair value of the assets acquired, less the liabilities assumed exceeded the purchase price by $157,825 which was recorded as goodwill. Transaction costs for the Acquisition for the year ended December 31, 2018 were $808 and for the year ended December 31, 2019 were $3,966, which are included in the loss on transaction in our consolidated income statement.

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

Assets acquired
Cash, including $300 of pledged collateral	$4,793
Accounts receivable, net of allowance of $0	$3,236
Property and equipment	$5,392
Right-of-use assets	$13,069
Intangible assets	$210,280
Other assets	$2,793
Liabilities assumed
Accounts payable	$4,308
Accrued and other liabilities	$4,451
Lease liability	$13,069
Deferred tax liability	$9,538
Deferred revenue	$45
Total net asset or liability purchased and assumed	$208,152

Purchase price	$365,977

Excess of fair value of net assets acquired over consideration given	$157,825

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

Subsequent to the closing of the Acquisition, the Company revised its allocation of the purchase price by $9,538 during the year ended December 31, 2019, primarily as the result of the tax effect of a lower tax basis in the acquired assets. The Company has completed the allocation of the purchase price of the Acquisition as of December 31, 2019.

The Company has consolidated the results of operations for Orbis Education since its Acquisition on January 22, 2019. Consolidated net revenue and consolidated net income for the year ended December 31, 2019 include $85,869 of service revenue and a loss, net of taxes, of $2,588 from Orbis Education, which includes $8,223 of amortization of intangible assets. The following table reports pro forma information as if the Acquisition of Orbis Education had been completed at the beginning of the earliest period presented:

	Three Months Ended December 31,		Year Ended December 31,
	2019	2018	2019	2018
Net revenue
As Reported	$213,247	$177,548	$778,643	$845,501
Pro forma	$213,247	$195,656	$781,893	$907,960

Net income
As Reported	$76,669	$75,531	$259,175	$229,011
Pro forma	$76,669	$69,551	$247,930	$200,264

Grand Canyon Education, Inc.

Notes to Consolidated Financial Statements

(In thousands, except per share data)

The pro forma information above for the three months and years ended December 31, 2019 and 2018 includes acquisition related costs in both periods, amortization of intangible assets as a result of the Acquisition, additional interest expense on the debt issued to finance the Acquisition, depreciation expense based on the estimated fair value of the assets acquired, and warrant expense and related tax effects. The pro forma financial information is not necessarily indicative of the results of operations that would have occurred had the transactions been consummated on January 1, 2019 and 2018.

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

Restricted Cash and Cash Equivalents

Restricted cash and cash equivalents at December 31, 2018 represents the cash collateral on the credit agreement, which was released as part of the amended and restated credit agreement on January 22, 2019. Restricted cash and cash equivalents at December 31, 2019 represents cash pledged for leased office space.

Investments

The Company considers its investments in municipal bonds, mutual funds, municipal securities, certificates of deposit and commercial paper as available-for-sale securities based on the Company’s intent for the respective security. Available-for-sale securities are carried at fair value, determined using Level 1 and Level 2 of the hierarchy of valuation inputs, with the use of quoted market prices and inputs other than quoted prices that are observable for the assets, with unrealized gains and losses, net of tax, reported as a separate component of other comprehensive income. Unrealized losses considered to be other-than-temporary are recognized currently in earnings. Amortization of premiums, accretion of discounts, interest and dividend income and realized gains and losses are included in interest and other income. As of December 31, 2018, the Company transferred its investments from available-for-sale to trading, due to the Company's decision to liquidate all investments to fund a portion of the purchase price paid in the Acquisition. Trading securities are carried at fair value and unrealized holding gains and losses are included in earnings. As a result of the transfer to trading, the Company recorded a loss of $372 in investment interest and other for the year ended December 31, 2018.

Property and Equipment

Property and equipment are recorded at cost less accumulated depreciation. Depreciation is computed using the straight-line method. Normal repairs and maintenance are expensed as incurred. Expenditures that materially extend the useful life of an asset are capitalized. Construction in progress represents items not yet placed in service and are not

Grand Canyon Education, Inc.

Notes to Consolidated Financial Statements

(In thousands, except per share data)

depreciated. The majority of the Company’s historical capitalized interest was related to the construction of GCU’s campus improvements. The Company capitalizes interest using its interest rates on the specific borrowings used to finance the improvements, which approximated 3.7% in 2018, and 2.8% in 2017. Interest cost capitalized and incurred in the years ended December 31, 2019, 2018, and 2017 are as follows:

	Year Ended December 31,
	2019	2018	2017
Interest incurred	$11,311	$2,292	$2,656
Interest capitalized	—	756	487
Interest expense	$11,311	$1,536	$2,169

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

Costs that are capitalized include payroll and payroll-related costs for employees who are directly associated and spend time producing content and payments to faculty and subject matter experts involved in the process.  The Company starts capitalizing content costs when it begins to develop or to convert a particular course, resources have been assigned and a timeline has been set. The content asset is placed in service when all work is complete and the curriculum could be used for instruction. Capitalized content development assets are included in other assets in our consolidated balance sheets. The Company has concluded that the most appropriate method to amortize the deferred content assets is on a straight-line basis over the estimated life of the course, which is generally four years which corresponds with course’s review and major revision cycle. As of December 31, 2019, $1,077, net of amortization, of deferred content assets are included in other assets, long-term in the Company’s consolidated balance sheets and amortization is included in technical and academic services where the costs originated.

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

Leases

The Company determines if an arrangement is a lease at inception and evaluates the lease agreement to determine whether the lease is a finance or operating lease. Right-of-use (“ROU”) assets and lease liabilities are recognized at commencement date based on the present value of lease payments over the lease term. The Company uses its incremental borrowing rate based on the information available at the commencement to determine the present value of lease payments over the lease term. At lease inception, the Company determines the lease term by assuming no exercises of renewal options, due to the Company’s constantly changing geographical needs for its university partners. Leases with an initial term of 12 months or less are not recorded in the consolidated balance sheets and are recognized as lease expense on a straight-line basis over the lease term. The Company has lease agreements with lease and non-lease components, and the non-lease components are accounted for separately and not included in our ROU assets and lease liabilities. Leases primarily consist of classroom site locations and office space.

Other Assets

The Company developed our online delivery platform with a third-party and put this platform into full production in 2011. The Company has prepaid perpetual license fees and source code rights for the software developed, and has prepaid maintenance and service fees. Included in current other assets is the amount that will be amortized in the next twelve-month cycle for maintenance and service fees and included in property and equipment is the amount that will be amortized over fifteen years for the perpetual licenses.

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

Business Combinations

The purchase price of an acquisition is allocated to the assets acquired, including tangible and intangible assets, and liabilities assumed, based on their respective fair values at the acquisition date. The excess of the fair value of the purchase price over the fair values of these identifiable assets and liabilities is recorded as goodwill. Transaction costs associated with business combinations are expensed as incurred and are recorded in the loss on transaction in the consolidated financial statements. The determination of the value and useful lives of the intangible assets acquired involves certain judgments and estimates. These judgments can include, but are not limited to, the cash flows that an asset is expected to generate in the future and the appropriate weighted average cost of capital. The net assets and result of operations of an acquired entity are included on the Company's consolidated financial statements from the acquisition date.

Grand Canyon Education, Inc.

Notes to Consolidated Financial Statements

(In thousands, except per share data)

Goodwill and Intangible Assets

Goodwill represents the excess of the purchase price of an acquired business over the amount assigned to the tangible and intangible assets acquired and liabilities assumed. Goodwill is assessed at least annually for impairment during the fourth quarter, or more frequently if circumstances indicate potential impairment. Goodwill is allocated to our reporting unit at the education services segment, which is the same as the entity as a whole (entity level reporting unit). The Company has concluded there is one operating segment and one reporting unit for goodwill impairment consideration. The Financial Accounting Standards Board (“FASB”) has issued guidance that permits an entity to first assess qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test. The Company performed its annual goodwill impairment test, by performing a qualitative assessment. Following this assessment, the Company determined that it is more likely than not that its fair value exceeds its carrying amount.

Finite-lived intangible assets that are acquired in business combinations are recorded at fair value on their acquisition dates and are amortized on a straight-line basis over the estimated useful life of the intangible asset. Finite-lived intangible assets consist of university partner relationships and trade names. The Company reviews its finite-lived intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an intangible asset may not be recoverable. There were no indicators that the carrying amount of the finite-lived intangible assets were impaired. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to undiscounted future net cash flows expected to be generated by the assets. If such intangible assets are not recoverable, a potential impairment loss is recognized to the extent the carrying amounts of the assets exceeds the fair value of the assets.

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

Fair Value of Financial Instruments

The carrying value of cash and cash equivalents, accounts receivable, accounts payable, accrued compensation and benefits and accrued liabilities approximate their fair value based on the liquidity or the short-term maturities of these

Grand Canyon Education, Inc.

Notes to Consolidated Financial Statements

(In thousands, except per share data)

instruments. The carrying value of Secured Note receivable, non-current approximates fair value as the Secured Note resulted from the Transaction and was negotiated at fair market value. The carrying value of notes payable approximate fair value based on its variable rate index. Derivative financial instruments are carried at fair value, determined using Level 2 of the hierarchy of valuation inputs as defined in the FASB Accounting Standards Codification (“Codification”), with the use of inputs other than quoted prices that are observable for the asset or liability. See Note 12, Derivative Instruments.

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

The Company applies a more-likely-than-not threshold for financial statement recognition and measurement of an uncertain tax position taken or expected to be taken in a tax return. The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. As of December 31, 2019 and 2018, the Company has reserved approximately $6,773 and $1,960, respectively, for uncertain tax positions, including interest and penalties, which is classified within accrued liabilities on the accompanying consolidated balance sheet.

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

Revenue Recognition

University related revenue – prior to July 1, 2018

On January 1, 2018, the Company adopted “Revenue from Contracts with Customers” using the modified retrospective method applied to all contracts. Prior to the Transaction on July 1, 2018, net revenues consisted primarily of tuition, net of scholarships, and fees derived from courses taught by the University online, on ground, and at facilities it leased or those of employers, as well as from related educational resources that the University provided to its students, such as access to online materials. Tuition revenue was recognized pro-rata over the applicable period of instruction. A contract was entered into with a student and covered a course or semester. Revenue recognition occurred once a student

Grand Canyon Education, Inc.

Notes to Consolidated Financial Statements

(In thousands, except per share data)

started attending a course. The University also charged online students an upfront learning management fee, which was deferred and recognized over the initial course. The University had no costs that were capitalized to obtain or to fulfill a contract with a customer. Ancillary revenues included housing and fee revenues that were recognized over the period the services were provided and also included revenues from sales and services such as food and beverage, merchandise, hotel, golf and arena events that were recognized as sales occurred or services were performed as these services were transferred at a point in time. For the six months ended June 30, 2018 and the year ended December 31, 2017, the Company’s revenue was reduced by approximately $101,176 and $196,334, respectively, as a result of scholarships that the Company offered to students. Sales tax collected from students is excluded from net revenues. Collected but unremitted sales tax is included as an accrued liability in our consolidated balance sheet.

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

Grand Canyon Education, Inc.

Notes to Consolidated Financial Statements

(In thousands, except per share data)

Service revenue commenced July 1, 2018

Starting July 1, 2018, the Company generates all of its revenue through services agreements with its university partners (“Services Agreements”), pursuant to which the Company provides integrated technology and academic services, marketing and communication services, and back office services to its university partners in return for a percentage of tuition and fee revenue. Effective July 1, 2018, as an education services company, the Company adopted “Revenue from Contracts with Customers” which it applies to its Services Agreements.

The Company’s Services Agreements have initial terms ranging from 7-15 years, subject to renewal options, although certain agreements may give the university partners the right to terminate early if certain conditions are met. The Company’s Services Agreements have a single performance obligation, as the promises to provide the identified services are not distinct within the context of these agreements. The single performance obligation is delivered as our partners receive and consume benefits, which occurs ratably over a series of distinct service periods (daily or semester). Service revenue is recognized over time using the output method of measuring progress towards complete satisfaction of the single performance obligation. The output method provides a faithful depiction of the performance toward complete satisfaction of the performance obligation and can be tied to the time elapsed which is consumed evenly over the service period and is a direct measurement of the value provided to our partners. The service fees received from our partners over the term of the agreement are variable in nature in that they are dependent upon the number of students attending the university partner’s program and revenues generated from those students during the service period. Due to the variable nature of the consideration over the life of the service arrangement, the Company considered forming an expectation of the variable consideration to be received over the service life of this one performance obligation. However, since the performance obligation represents a series of distinct services, the Company recognizes the variable consideration that becomes known and billable because these fees relate to the distinct service period in which the fees are earned. The Company meets the criteria in the standard and exercises the practical expedient to not disclose the aggregate amount of the transaction price allocated to the single performance obligation that is unsatisfied as of the end of the reporting period. The Company does not disclose the value of unsatisfied performance obligations because the directly allocable variable consideration is allocated entirely to a wholly unsatisfied promise to transfer a service that forms part of a single performance obligation. The service fees are calculated and settled per the terms of the Services Agreements and result in a settlement duration of less than one year for all partners. There are no refunds or return rights under the Services Agreements.

The Company’s receivables represent unconditional rights to consideration from our Services Agreements with our university partners. Accounts receivable, net is stated at net realizable value and contains billed and unbilled revenue. The Company utilizes the allowance method to provide for doubtful accounts based on its evaluation of the collectability of the amounts due. There have been no amounts written off and no reserves established as of December 31, 2019 given historical collection experience. The Company will continue to review and revise its allowance methodology based on its collection experience with its partners.

For our partners with unbilled revenue, revenue recognition occurs in advance of billings. Billings for some university partners do not occur until after the service period has commenced and final enrollment information is available. Our unbilled revenue of $118 as of December 31, 2019 are included in accounts receivable in our consolidated balance sheets. Deferred revenue represents the excess of amounts received as compared to amounts recognized in revenue on our consolidated statements of income as of the end of the reporting period, and such amounts are reflected as a current liability on our consolidated balance sheets. We generally receive payments for our services billed within 30 days of invoice. These payments are recorded as deferred revenue until the services are delivered and revenue is recognized.

Technology and Academic Services

Technology and academic services consist primarily of costs related to ongoing maintenance of educational infrastructure, including online course delivery and management, student records, assessment, customer relations management and other internal administrative systems. This also includes costs to provide support for content

Grand Canyon Education, Inc.

Notes to Consolidated Financial Statements

(In thousands, except per share data)

development, faculty training, development and other faculty support, technology support, rent and occupancy costs for university partners’ off-campus locations, and assistance with state compliance. This expense category includes salaries, benefits and share-based compensation, information technology costs, amortization of content development costs and other costs associated with these support services. This category also includes an allocation of depreciation, amortization, and occupancy costs attributable to the provision of these services, primarily at the Company’s Phoenix, Arizona and Indianapolis, Indiana locations.

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

Grand Canyon Education, Inc.

Notes to Consolidated Financial Statements

(In thousands, except per share data)

Concentration of Credit Risk

The Company believes the credit risk related to cash equivalents and investments is limited due to its adherence to an investment policy that required investments to have a minimum BBB rating, depending on the type of security, by one major rating agency at the time of purchase. All of the Company’s cash equivalents and investments as of December 31, 2019 and 2018 consist of investments rated BBB or higher by at least one rating agency. Additionally, the Company utilizes more than one financial institution to conduct initial and ongoing credit analysis on its investment portfolio to monitor and lower the potential impact of market risk associated with its cash equivalents and investment portfolio. The Company is also subject to credit risk for its accounts receivable balance. The Company has not experienced any losses on receivables since July 1, 2018, the date the Company transitioned to an education service company. To manage accounts receivable risk, the Company maintains an allowance for doubtful accounts, if needed. Our dependence on our largest university partner subjects us to the risk that declines in that partner’s operations would result in a sustained reduction in revenues and interest income on Secured Note for the Company.

Segment Information

The Company operates as a single education services company using a core infrastructure that serves the curriculum and educational delivery needs of its university partners. The Company’s Chief Executive Officer manages the Company’s operations as a whole and no expense or operating income information is generated or evaluated on any component level.

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

Grand Canyon Education, Inc.

Notes to Consolidated Financial Statements

(In thousands, except per share data)

Recent Accounting Pronouncements

In June 2016, the FASB issued ASU 2016-13, Financial Instruments – Credit Losses: Measurement of Credit Losses on Financial Instruments. This guidance revises the accounting requirements related to the measurement of credit losses on financial instruments and the timing of when such losses are recorded. The standard is effective for fiscal years, and interim periods within those years, beginning after December 15, 2019. Accordingly, the standard is effective for us on January 1, 2020 using a modified retrospective approach. The Company continues to evaluate the impact that the future adoption of this standard will have on our consolidated financial statements, cash flows or results of operations.

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

5. Investments

At December 31, 2019 and 2018, the Company had $21,601 and $69,002, respectively, of investments. At December 31, 2018, the Company transferred its investments from available-for-sale classification to trading, due to the Company's decision to liquidate all investments to complete the Acquisition in the first quarter of 2019. As a result of the transfer to trading, the Company recorded a loss of $372 in investment interest and other for the year ended December 31, 2018 and there was no unrealized gain or loss as of December 31, 2019 and 2018. Prior to December 2018, the Company considered all investments as available for sale. These investments were held in municipal and corporate securities as of December 31, 2019 and 2018. The cash flows of municipal securities are backed by the issuing municipality’s credit worthiness. All municipal securities and certificate of deposit are due in one year or less as of December 31, 2019.

6. Valuation and Qualifying Accounts

	Balance at			Balance at
	Beginning of	Charged to	Deductions/	End of
	Period	Expense	Transfers(1)(2)	Period
Allowance for doubtful accounts receivable
Year ended December 31, 2019	$—	—	—	$—
Year ended December 31, 2018	$5,907	8,669	(14,576)	$—
Year ended December 31, 2017	$5,918	18,478	(18,489)	$5,907
(1)	Deductions represent accounts written off, net of recoveries.
(2)	$6,093 included in the deductions column for the year ended December 31, 2018, represents the allowance that was transferred to GCU with other educational assets and liabilities on July 1, 2018. See Note 2.

Grand Canyon Education, Inc.

Notes to Consolidated Financial Statements

(In thousands, except per share data)

7. Property and Equipment

Property and equipment consist of the following:

	As of December 31,
	2019	2018
Land	$5,579	$5,579
Land improvements	2,242	2,242
Buildings	51,399	51,409
Buildings and leasehold improvements	11,691	9,581
Computer equipment	95,020	85,316
Furniture, fixtures and equipment	10,423	4,955
Internally developed software	37,175	39,270
Construction in progress	3,238	2,376
	216,767	200,728
Less accumulated depreciation and amortization	(97,033)	(89,689)
Property and equipment, net	$119,734	$111,039

Depreciation expense associated with property and equipment totaled $18,393 for the year ended December 31, 2019. Depreciation and amortization expense associated with property and equipment, including assets under capital lease, totaled $35,525, and $53,607 for the years ended December 31, 2018, and 2017, respectively.

8. Intangible Assets

Amortizable intangible assets consist of the following as of:

	December 31, 2019
	Estimated	Gross		Net
	Average Useful	Carrying	Accumulated	Carrying
	Life (in years)	Amount	Amortization	Amount
University partner relationships	25	$210,000	(7,943)	$202,057
Trade names	1	280	(280)	—
Total amortizable intangible assets, net		$210,280	(8,223)	$202,057

Amortization expense for university partner relationships and trade names for the years ending December 31:

2020	$8,419
2021	8,419
2022	8,419
2023	8,419
2024	8,419
Thereafter	159,962
$202,057

9. Leases

The Company has operating leases for classroom site locations, office space, office equipment, and optical fiber communication lines. These leases have terms that range from 3 months to 10 years. At lease inception, we determined

Grand Canyon Education, Inc.

Notes to Consolidated Financial Statements

(In thousands, except per share data)

the lease term by assuming no exercises of renewal options, due to the Company’s constantly changing geographical needs for its university partners. Leases with an initial term of 12 months or less are not recorded in the consolidated balance sheets and we recognize lease expense for these leases on a straight-line basis over the lease term. The Company has operating lease costs of $4,084, $827 and $1,545 for the years ended December 31, 2019, 2018 and 2017, respectively. The consolidated financial statements for years before January 1, 2019 are not presented on the same accounting basis with respect to leases. There was an immaterial amount of future lease obligations as of December 31, 2018. The majority of leases that existed for the year ended December 31, 2018 were assigned to GCU in the Transaction that occurred on July 1, 2018.

As of December 31, 2019, the Company had $16,135 of non-cancelable operating lease commitments, primarily for new office space in Indianapolis, Indiana and classroom site locations, that have not yet commenced. These operating leases will commence in 2020 with an average lease term of 10.5 years. The Company’s weighted-average remaining lease term relating to its operating leases is 8.3 years, with a weighted-average discount rate of 4.29%. As of December 31, 2019, the Company had no financing leases.

Future payment obligations with respect to the Company’s operating leases, which were existing at December 31, 2019, by year and in the aggregate, are as follows:

Year Ending December 31,	Amount
2020	$3,767
2021	4,579
2022	4,419
2023	3,835
2024	3,400
Thereafter	14,331
Total lease payments	$34,331
Less interest	5,728
Present value of lease liabilities	$28,603

10. Notes Payable and Other Noncurrent Liabilities

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

The Company entered into a further amendment for the credit facility on October 31, 2019. This amendment increased the revolving commitment by $68,750 to $150,000, while reducing the term loan by the same $68,750 to $150,625. The Company concluded that this amendment is considered a loan modification. The amended and restated credit agreement contains standard covenants that, among other things, restrict the Company’s ability to incur additional

Grand Canyon Education, Inc.

Notes to Consolidated Financial Statements

(In thousands, except per share data)

debt or make certain investments, and require the Company to achieve certain financial ratios and maintain certain financial conditions. As of December 31, 2019, the Company is in compliance with its debt covenants.

	As of December 31,	As of December 31,
	2019	2018
Notes Payable
Note payable, quarterly payment of $8,368 starting December 31, 2019; interest at 30-Day LIBOR plus 2.00% (3.70% at December 31, 2019) through January 22, 2024	$140,918	$59,905
Revolving line of credit; interest at 30-Day LIBOR plus 2.0% (3.70% at December 31, 2019)	—	—
	140,918	59,905
Less: Current portion	33,144	36,468
	$107,774	$23,437

Payments due under the notes payable obligations are as follows as of December 31, 2019:

2020	$33,144
2021	33,144
2022	33,144
2023	33,145
2024	8,341
Total	$140,918

11. Commitments and Contingencies

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

Tax Reserves, Non-Income Tax Related

From time to time the Company has exposure to various non-income tax related matters that arise in the ordinary course of business. At both December 31, 2019 and 2018, the Company has no reserve for tax matters where its ultimate exposure is considered probable and the potential loss can be reasonably estimated.

12. Derivative Instruments

In 2013, the Company entered into an interest rate corridor to manage its 30-day LIBOR interest exposure related to its variable rate debt. In December 2019 this cash flow hedge expired, $1,100 was reclassified from accumulated other

Grand Canyon Education, Inc.

Notes to Consolidated Financial Statements

(In thousands, except per share data)

comprehensive income into interest expense in the consolidated income statement. The fair value of the interest rate corridor instrument as of December 31, 2018 was $600, which was included in other assets. The fair value of the derivative instrument was determined using a hypothetical derivative transaction and Level 2 of the hierarchy of valuation inputs. The adjustments of $497, $157, and $17 for the years ended December 31, 2019, 2018 and 2017, respectively, for the effective portion of the gain/loss on the derivative is included as a component of other comprehensive income, net of taxes.

The interest rate corridor instrument reduced variable interest rate risk starting March 1, 2013 through December 20, 2019. The corridor instrument’s terms permitted the Company to hedge its interest rate risk at several thresholds; the Company paid variable interest monthly based on the 30-day LIBOR rates until that index reached 1.5%. If 30-day LIBOR was equal to 1.5% through 3.0%, the Company paid 1.5%. If 30-day LIBOR exceeded 3.0%, the Company paid actual 30-day LIBOR less 1.5%. Therefore, the Company hedged its exposure to future variable rate cash flows through December 20, 2019.

13. Earnings Per Share

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

	Year Ended December 31,
	2019	2018	2017
Denominator:
Basic weighted average shares outstanding	47,814	47,608	47,140
Effect of dilutive stock options and restricted stock	452	806	1,095
Diluted weighted average shares outstanding	48,266	48,414	48,235

Diluted weighted average shares outstanding excludes the incremental effect of unvested restricted stock and shares that would be issued upon the assumed exercise of stock options in accordance with the treasury stock method. For each of the years ended December 31, 2019, 2018 and 2017, approximately 1, 0 and 2, respectively, of the Company’s stock options and restricted stock awards outstanding were excluded from the calculation of diluted earnings per share as their inclusion would have been anti-dilutive. These options and restricted stock awards could be dilutive in the future.

14. Equity Transactions

Preferred Stock

As of December 31, 2019 and 2018, the Company had 10,000 shares of authorized but unissued and undesignated preferred stock. The Company’s charter provides that the board of directors has authority to issue preferred stock, with voting powers, designations, preferences, and special rights, qualifications, limitation, or restrictions as permitted by law as determined by the board of directors, without stockholder approval. The board of directors may authorize the issuance of preferred stock with voting or conversion rights that could adversely affect the voting power or other rights of the holders of the common stock.

Grand Canyon Education, Inc.

Notes to Consolidated Financial Statements

(In thousands, except per share data)

Treasury Stock

The Board of Directors has authorized the Company to repurchase up to $175,000 in aggregate of common stock, from time to time, depending on market conditions and other considerations. The expiration date on the repurchase authorization is December 31, 2020. Repurchases occur at the Company’s discretion. Repurchases may be made in the open market. or in privately negotiated transactions, pursuant to the applicable Securities and Exchange Commission rules. The amount and timing of future share repurchases, if any, will be made as market and business conditions warrant. During the year ended December 31, 2019 the Company repurchased 376 shares of common stock at an aggregate cost of $35,786. At December 31, 2019, there remained $52,316 available under its current share repurchase authorization. Shares repurchased in lieu of taxes are not included in the repurchase plan totals as they were approved in conjunction with the restricted share awards.

15. Income Taxes

The Company has deferred tax assets and liabilities that reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Deferred tax assets are subject to periodic recoverability assessments. Realization of the deferred tax assets, net of deferred tax liabilities is principally dependent upon achievement of projected future taxable income. Based upon the level of historical taxable income and projections for future taxable income over the periods in which the deferred tax assets are deductible, management believes it is more-likely-than-not that the Company will realize the benefits of these deductible differences. The Company has no valuation allowance at December 31, 2019 and 2018.

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

The components of income tax expense (benefit) are as follows:

	Year Ended December 31,
	2019	2018	2017
Current:
Federal	$57,354	$60,764	$76,966
State	(1,344)	8,732	8,589
	56,010	69,496	85,555
Deferred:
Federal	2,804	(10,708)	(6,189)
State	(487)	(799)	843
	2,317	(11,507)	(5,346)
Tax expense recorded as an increase of paid-in capital	—	—	—
	$58,327	$57,989	$80,209

Grand Canyon Education, Inc.

Notes to Consolidated Financial Statements

(In thousands, except per share data)

A reconciliation of income tax computed at the U.S. statutory rate to the effective income tax rate is as follows:

	Year Ended December 31,
	2019	2018	2017
Statutory U.S. federal income tax rate	21.0%	21.0%	35.0%
State income taxes, net of federal tax benefit	2.4	4.0	3.2
State tax credits, net of federal effect	(1.0)	(1.0)	(0.7)
Excess tax benefits	(2.3)	(3.7)	(5.8)
Deferred tax revaluation (Federal Rate change)	—	—	(3.7)
Nondeductible expenses	0.1	0.4	—
Other	(1.8)	(0.5)	0.3
Effective income tax rate	18.4%	20.2%	28.3%

Significant components of the Company’s deferred income tax assets and liabilities, included in Deferred income taxes, non-current on the consolidated balance sheets are as follows:

	As of December 31,	As of December 31,
	2019	2018
Deferred tax assets:
Share-based compensation	$2,499	$3,030
Employee compensation	614	780
Intangibles	23,693	—
State taxes	1,764	879
Other	432	386
Deferred tax assets	29,002	5,075

Deferred tax liability:
Property and equipment	(10,865)	(10,778)
Goodwill	(36,295)	(762)
Other	(162)	—
Deferred tax liability	(47,322)	(11,540)
Net deferred tax liability	$(18,320)	$(6,465)

The net deferred tax liability on the accompanying consolidated balance sheet is comprised of the following:

	As of December 31,	As of December 31,
	2019	2018
Deferred income taxes, current	$2,215	$1,871
Deferred income taxes, non-current	(20,535)	(8,336)
Net deferred tax liability	$(18,320)	$(6,465)

The Company recognizes the impact of a tax position in its financial statements if that position is more-likely-than-not to be sustained on audit, based on the technical merits of the position. The Company discloses all unrecognized tax benefits, which includes the reserves recorded for uncertain tax positions on filed tax returns and the unrecognized portion of affirmative claims. The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. Unrecognized tax benefits as of December 31, 2019 and 2018 were $6,773 and $1,960, respectively.

Grand Canyon Education, Inc.

Notes to Consolidated Financial Statements

(In thousands, except per share data)

The reconciliation of the beginning and ending balance of unrecognized tax benefits at December 31, is as follows:

	2019	2018
Unrecognized tax benefits, beginning of year	$1,960	$2,008
Tax positions taken during the current year
Increases	5,671	—
Decreases	—	—
Tax positions taken during a prior year
Increases	96	75
Decreases	—	—
Decreases for settlements during the period	—	(123)
Reductions for lapses of applicable statute of limitations	(954)	—
Unrecognized tax benefits, end of year	$6,773	$1,960

As of December 31, 2019 and 2018, the unrecognized tax benefit recorded of $6,773 and $1,960, respectively, if reversed, would impact the effective tax rate. At December 31, 2019 and 2018, the Company had accrued $153 and $217, respectively, in interest and $0, in penalties. It is reasonably possible that the amount of the unrecognized tax benefit will change during the next 12 months, however management does not expect the potential change to have a material effect on the results of operations or financial position.

The Company’s uncertain tax positions were related to tax years that remained subject to examination by tax authorities. As of December 31, 2019, the earliest tax year still subject to examination for federal and state purposes is 2016 and 2015, respectively.

16. Share-Based Compensation Plans

Incentive Plans

Prior to June 2017, the Company made grants of restricted stock and stock options under its 2008 Equity Incentive Plan (the “2008 Plan”). In January 2017, the Board of Directors of the Company approved, and at the Company’s 2017 annual meeting of stockholders held on June 14, 2017, the Company’s stockholders adopted a 2017 Equity Incentive Plan (the “2017 Plan”) under which a maximum of 3,000 shares may be granted. As of December 31, 2019, 1,763 shares were available for grants under the 2017 Plan. All grants of equity incentives made after June 2017 have been made from the 2017 Plan.

Restricted Stock

During fiscal years 2019, 2018, and 2017, the Company granted 149, 160, and 188 shares of common stock, respectively, with a service vesting condition to certain of its executives, officers, and employees. The restricted shares have voting rights and vest evenly at 20% over each of the next five years. Upon vesting, shares will be held in lieu of taxes equivalent to the statutory tax withholding required to be paid when the restricted stock vests. During the years ended December 31, 2019, 2018 and 2017, the Company withheld 68, 151, and 151 shares of common stock in lieu of taxes at a cost of $8,127, $15,152, and $9,790, on the restricted stock vesting dates, respectively. During 2019, 2018 and 2017, following the annual stockholders meeting, the Company granted 3, 3 and 4 shares of common stock to the non-employee members of the Company’s Board of Directors. The restricted shares granted to these directors have voting rights and vest on the earlier of (a) the one year anniversary of the date of grant or (b) immediately prior to the following year’s annual stockholders’ meeting. Included in the 2019 amount are shares of common stock granted in August 2019 to two new non-employee members of the Company’s Board of Directors. The restricted shares granted to these directors have voting rights and vest on the one year anniversary of the date of grant.

Grand Canyon Education, Inc.

Notes to Consolidated Financial Statements

(In thousands, except per share data)

In conjunction with the GCU Transaction, the Compensation Committee of the Company’s Board of Directors decided to modify the vesting condition for certain restricted stock awards for approximately 100 Transferred Employees who transferred employment from GCE to GCU, with the acceleration being contingent upon the closing of the Transaction on July 1, 2018. Refer to Note 2 for further discussion on the Transaction. As a result, the incremental share-based compensation expense from the modification on 82 restricted stock awards for the accelerated vesting date was $7,880 and is included in the university related expenses in the consolidated income statement. Additionally, the Company transferred cash to GCU totaling $9,568 to fund a deferred compensation plan in an amount equal to the value of the 86 shares forfeited by the Transferred Employees at the closing of the Transaction. This amount is included in the loss on transaction in the consolidated income statement.

A summary of the activity related to restricted stock granted under the Company’s Incentive Plan is as follows:

		Weighted Average
	Total	Grant Date
	Shares	Fair Value per Share
Outstanding as of December 31, 2016	993	$38.32
Granted	192	$70.44
Vested	(375)	$32.46
Forfeited, canceled or expired	(34)	$44.51
Outstanding as of December 31, 2017	776	$49.16
Granted	163	$92.34
Vested	(384)	$65.57
Forfeited, canceled or expired	(95)	$71.60
Outstanding as of December 31, 2018	460	$63.28
Granted	152	$93.62
Vested	(174)	$56.14
Forfeited, canceled or expired	(16)	$82.11
Outstanding as of December 31, 2019	422	$76.43

As of December 31, 2019, there was approximately $23,044 of total unrecognized share-based compensation cost related to unvested restricted stock awards. These costs are expected to be recognized over a weighted average period of 2.1 years.

Stock Options

No options were granted in 2019, 2018 and 2017. Prior to 2012, the Company granted time vested options to purchase shares of common stock with an exercise price equal to the fair market value on the date of grant to employees.

Grand Canyon Education, Inc.

Notes to Consolidated Financial Statements

(In thousands, except per share data)

These time vested options vest ratably over a period of five years and expire ten years from the date of grant. A summary of the activity related to stock options granted under the Company’s Incentive Plan is as follows:

	Summary of Stock Options Outstanding
		Weighted	Weighted
		Average	Average
		Exercise	Remaining	Aggregate
	Total	Price per	Contractual	Intrinsic
	Shares	Share	Term (Years)	Value ($)(1)
Outstanding as of December 31, 2016	1,272	$15.26
Granted	—	$—
Exercised	(576)	$12.79
Forfeited, canceled or expired	(2)	$16.35
Outstanding as of December 31, 2017	694	$17.31
Granted	—	$—
Exercised	(250)	$18.47
Forfeited, canceled or expired	—	$—
Outstanding as of December 31, 2018	444	$16.66
Granted	—	$—
Exercised	(212)	$18.01
Forfeited, canceled or expired	—	$—
Outstanding as of December 31, 2019	232	$15.42	1.18	$18,568
Exercisable as of December 31, 2019	232	$15.42	1.18	$18,568
(1)	Aggregate intrinsic value represents the value of the Company’s closing stock price on December 31, 2019 ($95.79) in excess of the exercise price multiplied by the number of options outstanding or exercisable.

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

Grand Canyon Education, Inc.

Notes to Consolidated Financial Statements

(In thousands, except per share data)

The table below outlines share-based compensation expense for the fiscal years ended December 31, 2019, 2018 and 2017 related to restricted stock and stock options granted:

	2019	2018	2017
Technology and academic services	$1,721	$1,585	$1,555
Counseling support and services	5,297	4,926	4,700
Marketing and communication	87	48	26
General and administrative	3,195	3,355	3,402
University related expenses	—	9,594	3,005
Share-based compensation expense included in operating expenses	10,300	19,508	12,688
Tax effect of share-based compensation	(2,575)	(4,877)	(5,075)
Share-based compensation expense, net of tax	$7,725	$14,631	$7,613

401(k) Plan

The Company has established a 401(k) Defined Contribution Benefit Plan (the “Plan”). The Plan provides eligible employees, upon date of hire, with an opportunity to make tax-deferred contributions into a long-term investment and savings program. All employees over the age of 21 are eligible to participate in the plan. The Plan allows eligible employees to contribute to the Plan subject to Internal Revenue Code restrictions and the Plan allows the Company to make discretionary matching contributions. The Company plans to make a matching contribution to the Plan of approximately $2,238 for the year ended December 31, 2019. The Company made discretionary matching contributions to the Plan of $1,625 and $2,837 for the years ended December 31, 2018 and 2017, respectively.

Grand Canyon Education, Inc.

Notes to Consolidated Financial Statements

(In thousands, except per share data)

17. Quarterly Results of Operations (Unaudited)

The following table summarizes the unaudited quarterly results of operations for 2019 and 2018 and should be read in conjunction with other information included in the accompanying consolidated financial statements.

	2019
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Service revenue	$197,287	$174,820	$193,289	$213,247
Net revenue	197,287	174,820	193,289	213,247
Costs and expenses:
Technology and academic services	18,625	22,528	24,231	25,128
Counseling services and support	53,093	54,299	56,249	59,957
Marketing and communication	35,967	35,726	37,340	33,863
General and administrative	11,397	9,216	13,556	10,148
Amortization of intangible assets	1,686	2,179	2,179	2,179
Loss on transaction	4,088	(122)	—	—
Total costs and expenses	124,856	123,826	133,555	131,275
Operating income	72,431	50,994	59,734	81,972
Interest income on Secured Note	13,735	14,482	16,208	14,872
Interest expense	(2,586)	(2,907)	(2,875)	(2,943)
Investment interest and other	1,119	2,668	255	343
Income before income taxes	84,699	65,237	73,322	94,244
Income tax expense	11,456	14,125	15,171	17,575
Net income	$73,243	$51,112	$58,151	$76,669
Earnings per share:
Basic income per share(1)	$1.54	$1.07	$1.21	$1.61
Diluted income per share(1)	$1.52	$1.06	$1.20	$1.59
Basic weighted average shares outstanding	47,699	47,851	47,920	47,758
Diluted weighted average shares outstanding	48,274	48,313	48,337	48,112
(1)	The sum of quarterly income per share may not equal annual income per share due to rounding.

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

Under the supervision and with the participation of our management, including our Principal Executive Officer and Principal Financial Officer, an evaluation was performed on the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) promulgated under the Exchange Act), as of the end of the period covered by this annual report. Based on that evaluation, our management, including the Principal Executive Officer and Principal Financial Officer, concluded that our disclosure controls and procedures were effective as of December 31, 2019.

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

Management performed an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2019, utilizing the criteria described in the “Internal Control-Integrated Framework (2013)” issued by the Committee of Sponsoring Organizations of the Treadway Commission. The objective of this assessment was to determine whether our internal control over financial reporting was effective as of December 31, 2019. Based on its assessment, management believes that, as of December 31, 2019, the Company’s internal control over financial reporting is effective.

The effectiveness of our internal control over financial reporting as of and for the year ended December 31, 2019 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their audit report which is included herein.

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
Grand Canyon Education, Inc.:

Opinion on Internal Control Over Financial Reporting

We have audited Grand Canyon Education, Inc. and subsidiaries’ (the Company) internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2019 and 2018, the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2019, and the related notes (collectively, the consolidated financial statements), and our report dated February 19, 2020 expressed an unqualified opinion on those consolidated financial statements.

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
February 19, 2020

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended December 31, 2019 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART III

Item 10.       Directors, Executive Officers and Corporate Governance

Information relating to our Board of Directors, Executive Officers, and Corporate Governance required by this item appears in the sections entitled “Corporate Governance and Board Matters” and “Proposal No. 1: Election of Directors” in our 2020 proxy statement, to be filed within 120 days of our fiscal year end (December 31, 2019) and such information is incorporated herein by reference.

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

Item 11.       Executive Compensation

Information relating to this item appears in the section entitled “Executive Compensation” in our 2020 proxy statement, to be filed within 120 days of our fiscal year end (December 31, 2019) and such information is incorporated herein by reference.

Item 12.       Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information relating to this item appears in the sections entitled “Executive Compensation” and “Beneficial Ownership of Common Stock” in our 2020 proxy statement, to be filed within 120 days of our fiscal year end (December 31, 2019) and such information is incorporated herein by reference.

Item 13.       Certain Relationships and Related Transactions, and Director Independence

Information relating to this item appears in the sections entitled “Corporate Governance and Board Matters — Director Independence” and “Certain Relationships and Related Party Transactions” in our 2020 proxy statement, to be filed within 120 days of our fiscal year end (December 31, 2019) and such information is incorporated herein by reference.

Item 14.       Principal Accounting Fees and Services

Information relating to this item appears in the section entitled “Ratification of Independent Registered Public Accounting Firm — Fees” in our 2020 our proxy statement, to be filed within 120 days of our fiscal year end (December 31, 2019) and such information is incorporated herein by reference.

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

3.	Exhibits

Number	Description	Method of Filing

2.1	Asset Purchase Agreement, dated July 1, 2018, by and between Grand Canyon Education, Inc. and Grand Canyon University (formerly known as Gazelle University)#	Incorporated by reference to Exhibit 2.1 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on November 8, 2018.

2.2	Agreement and Plan of Merger, dated December 17, 2018, by and among Grand Canyon Education, Inc., GCE Cosmos Merger Sub, LLC and Orbis Education Services, LLC#	Incorporated by reference to Exhibit 2.2 to the Company’s Annual Report on Form 10-K filed with the SEC on February 20, 2019.

3.1	Amended and Restated Certificate of Incorporation (as amended)	Incorporated by reference to Exhibit 3.1 to the Company’s Annual Report on Form 10-K filed with the SEC on February 20, 2019.

Number	Description	Method of Filing
3.2	Third Amended and Restated Bylaws	Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on October 29, 2014.

4.1	Specimen of Stock Certificate	Incorporated by reference to Exhibit 4.1 to Amendment No. 2 to the Company’s Registration Statement on Form S-1 filed with the SEC on September 29, 2008.

4.2	Description of Common Stock	Filed herewith
10.1	2008 Equity Incentive Plan, as amended†	Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on November 14, 2011.

10.2	2017 Equity Incentive Plan, as amended†	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on June 14, 2017.

10.3	Form of Restricted Stock Agreement under the 2017 Equity Incentive Plan, as amended†	Incorporated by reference to Exhibit 10.3 to the Company’s Annual Report on Form 10-K filed with the SEC on February 21, 2018.

10.4	Second Amended and Restated Executive Employment Agreement, dated July 1, 2018, by and between Grand Canyon Education, Inc. and Brian E. Mueller†	Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on November 8, 2018.

10.5	Second Amended and Restated Executive Employment Agreement, dated July 1, 2018, by and between Grand Canyon Education, Inc. and W. Stan Meyer†	Incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on November 8, 2018.

10.6	Second Amended and Restated Executive Employment Agreement, dated July 1, 2018, by and between Grand Canyon Education, Inc. and Daniel E. Bachus†	Incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on November 8, 2018.

10.7	Second Amended and Restated Executive Employment Agreement, dated July 1, 2018, by and between Grand Canyon Education, Inc. and Joseph N. Mildenhall†	Incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on November 8, 2018.

10.8	First Amended and Restated Executive Employment Agreement, dated July 1, 2018, by and between Grand Canyon Education, Inc. and Dilek Marsh†	Incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on November 8, 2018.

10.9	Form of Director and Officer Indemnity Agreement	Incorporated by reference to Exhibit 10.21 to Amendment No. 2 to the Company’s Registration Statement on Form S-1 filed with the SEC on September 29, 2008.

Number	Description	Method of Filing
10.10	Credit Agreement dated July 1, 2018, by and between Grand Canyon Education, Inc. and Grand Canyon University (formerly known as Gazelle University).	Incorporated by reference to Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on November 8, 2018.

10.11	Master Services Agreement, dated July 1, 2018, by and between Grand Canyon Education, Inc. and Grand Canyon University (formerly known as Gazelle University).##	Incorporated by reference to Exhibit 10.8 to the Company’s Quarterly Report on Form 10-Q/A filed with the SEC on April 23, 2019.

10.12	Amended and Restated Credit Agreement, dated January 22, 2019, by and among Grand Canyon Education, Inc., Bank of America, N.A., and the other parties named therein.	Incorporated by reference to Exhibit 10.14 to the Company’s Annual Report on Form 10-K filed with the SEC on February 20, 2019.

10.13	Amended and Restated Security and Pledge Agreement, dated January 22, 2019, by and among Grand Canyon Education, Inc., Bank of America, N.A., and the other parties named therein.	Incorporated by reference to Exhibit 10.15 to the Company’s Annual Report on Form 10-K filed with the SEC on February 20, 2019.

10.14

First Amendment, dated January 31, 2019 to Amended and Restated Credit Agreement, dated January 22, 2019 by and among Grand Canyon Education, Inc., Bank of America, N.A., and the other parties named therein.

Incorporated by reference to Exhibit 10.16 to the Company’s Annual Report on Form 10-K filed with the SEC on February 20, 2019.

10.15

First Incremental Facility Amendment, dated February 1, 2019 to Amended and Restated Credit Agreement, dated January 22, 2019 by and among Grand Canyon Education, Inc., Bank of America, N.A., and the other parties named therein.

Incorporated by reference to Exhibit 10.17 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on February 20, 2019.

10.16

Second Amendment, dated October 31, 2019 to Amended and Restated Credit Agreement, dated January 22, 2019 by and among Grand Canyon Education, Inc., Bank of America N.A., and the other parties named therein.

Incorporated by reference to Exhibit 10.18 to the Company’s Annual Report on Form 10-K filed with the SEC on November 6, 2019.

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

101

The following financial statements from the Company’s Annual Report on Form 10-K for the year ended December 31, 2019, formatted in Inline XBRL: (i) Consolidated Income Statements, (ii) Consolidated Statements of Comprehensive Income, (iii) Consolidated Balance Sheets, (iv) Consolidated Statements of Stockholders’ Equity, (v) Consolidated Statements of Cash Flows, and (vi) Consolidated Financial Statements tagged as blocks of text and including detailed tags.

Filed herewith.

104	The cover page from the Company’s Annual Report on Form 10-K for the year ended December 31, 2019, formatted in Inline XBRL (included as Exhibit 101).	Filed herewith.

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
Dated: February 19, 2020

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

Signature	Title	Date

/s/ Brian E. Mueller	Chief Executive Officer and Chairman	February 19, 2020
Brian E. Mueller	(Principal Executive Officer)

/s/ Daniel E. Bachus	Chief Financial Officer	February 19, 2020
Daniel E. Bachus	(Principal Financial Officer)
/s/ Lori Browning	SVP, Controller –Chief Accounting Officer	February 19, 2020
Lori Browning

/s/ Sara R. Dial	Director	February 19, 2020
Sara R. Dial

/s/ David J. Johnson	Director	February 19, 2020
David J. Johnson

/s/ Jack A. Henry	Director	February 19, 2020
Jack A. Henry

/s/ Lisa Graham Keegan	Director	February 19, 2020
Lisa Graham Keegan

/s/ Chevy Humphrey	Director	February 19, 2020
Chevy Humphrey