Form 10-Q
period 2020-03-31
Grand Canyon Education, Inc.
filed 2020-05-07
CIK 1434588

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes   ☒     No   ◻

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes   ☒    No   ◻

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.:

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

The total number of shares of common stock outstanding as of May 4, 2020, was 47,313,480.

GRAND CANYON EDUCATION, INC.

FORM 10-Q

PART I – FINANCIAL INFORMATION

Item 1.Financial Statements

GRAND CANYON EDUCATION, INC.

Consolidated Income Statements

(Unaudited)

	Three Months Ended
	March 31,
(In thousands, except per share data)	2020	2019
Service revenue	$221,655	$197,287
Costs and expenses:
Technology and academic services	26,277	18,625
Counseling services and support	60,219	53,093
Marketing and communication	42,693	35,967
General and administrative	9,565	11,397
Amortization of intangible assets	2,105	1,686
Loss on transaction	—	4,088
Total costs and expenses	140,859	124,856
Operating income	80,796	72,431
Interest income on Secured Note	14,710	13,735
Interest expense	(1,546)	(2,586)
Investment interest and other	216	1,119
Income before income taxes	94,176	84,699
Income tax expense	22,791	11,456
Net income	$71,385	$73,243
Earnings per share:
Basic income per share	$1.50	$1.54
Diluted income per share	$1.49	$1.52
Basic weighted average shares outstanding	47,455	47,699
Diluted weighted average shares outstanding	47,764	48,274

The accompanying notes are an integral part of these consolidated financial statements.

GRAND CANYON EDUCATION, INC.

Consolidated Statements of Comprehensive Income

(Unaudited)

	Three Months Ended
	March 31,
(In thousands)	2020	2019
Net income	$71,385	$73,243
Other comprehensive income, net of tax:
Unrealized loss on hedging derivative, net of taxes of $35 for the three months ended March 31, 2019	—	(107)
Comprehensive income	$71,385	$73,136

The accompanying notes are an integral part of these consolidated financial statements.

GRAND CANYON EDUCATION, INC.

Consolidated Balance Sheets

	March 31,	December 31,
(In thousands, except par value)	2020	2019
	(Unaudited)
ASSETS:
Current assets
Cash and cash equivalents	$132,493	$122,272
Restricted cash and cash equivalents	—	300
Investments	17,049	21,601
Accounts receivable, net	77,390	48,939
Interest receivable on Secured Note	5,011	5,011
Income tax receivable	1,685	2,186
Other current assets	14,696	8,035
Total current assets	248,324	208,344
Property and equipment, net	121,349	119,734
Right-of-use assets	34,545	27,770
Secured Note receivable, net	964,912	969,912
Amortizable intangible assets, net	199,952	202,057
Goodwill	160,766	160,766
Other assets	1,754	1,706
Total assets	$1,731,602	$1,690,289
LIABILITIES AND STOCKHOLDERS’ EQUITY:
Current liabilities
Accounts payable	$19,222	$14,835
Accrued compensation and benefits	22,602	20,800
Accrued liabilities	20,943	16,771
Income taxes payable	25,249	6,576
Deferred revenue	8,173	20
Current portion of lease liability	3,751	3,084
Current portion of notes payable	33,144	33,144
Total current liabilities	133,084	95,230
Deferred income taxes, noncurrent	18,840	18,320
Other long term liability	11	13
Lease liability, less current portion	32,171	25,519
Notes payable, less current portion	99,488	107,774
Total liabilities	283,594	246,856
Commitments and contingencies
Stockholders’ equity
Preferred stock, $0.01 par value, 10,000 shares authorized; 0 shares issued and outstanding at March 31, 2020 and December 31, 2019	—	—
Common stock, $0.01 par value, 100,000 shares authorized; 53,221 and 53,054 shares issued and 47,413 and 48,105 shares outstanding at March 31, 2020 and December 31, 2019, respectively	532	531
Treasury stock, at cost, 5,808 and 4,949 shares of common stock at March 31, 2020 and December 31, 2019, respectively	(235,071)	(169,365)
Additional paid-in capital	273,650	270,923
Retained earnings	1,408,897	1,341,344
Total stockholders’ equity	1,448,008	1,443,433
Total liabilities and stockholders’ equity	$1,731,602	$1,690,289

The accompanying notes are an integral part of these consolidated financial statements.

GRAND CANYON EDUCATION, INC.

Consolidated Statement of Stockholders’ Equity

(In thousands)

(Unaudited)

	Three Months Ended March 31, 2020
						Accumulated
					Additional	Other
	Common Stock		Treasury Stock		Paid-in	Comprehensive	Retained
	Shares	Par Value	Shares	Cost	Capital	Loss	Earnings	Total
Balance at December 31, 2019	53,054	$531	4,949	$(169,365)	$270,923	$—	$1,341,344	$1,443,433
Cumulative effect from the adoption of accounting pronouncements, net of taxes of $1,168	—	—	—	—	—	—	(3,832)	(3,832)
Comprehensive income	—	—	—	—	—	—	71,385	71,385
Common stock purchased for treasury	—	—	787	(60,737)	—	—	—	(60,737)
Restricted shares forfeited	—	—	10	—	—	—	—	—
Share-based compensation	164	1	62	(4,969)	2,655	—	—	(2,313)
Exercise of stock options	3	—	—	—	72	—	—	72
Balance at March 31, 2020	53,221	$532	5,808	$(235,071)	$273,650	$—	$1,408,897	$1,448,008

	Three Months Ended March 31, 2019
						Accumulated
					Additional	Other
	Common Stock		Treasury Stock		Paid-in	Comprehensive	Retained
	Shares	Par Value	Shares	Cost	Capital	Loss	Earnings	Total
Balance at December 31, 2018	52,690	527	4,489	(125,452)	256,806	(453)	1,082,169	1,213,597
Comprehensive income	—	—	—	—	—	(107)	73,243	73,136
Common stock purchased for treasury	—	—	108	(10,000)	—	—	—	(10,000)
Restricted shares forfeited	—	—	11	—	—	—	—	—
Share-based compensation	149	1	68	(8,127)	2,635	—	—	(5,491)
Exercise of stock options	83	1	—	—	1,630	—	—	1,631
Balance at March 31, 2019	52,922	$529	4,676	$(143,579)	$261,071	$(560)	$1,155,412	$1,272,873

The accompanying notes are an integral part of these consolidated financial statements.

GRAND CANYON EDUCATION, INC.

Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended
	March 31,
(In thousands)	2020	2019
Cash flows provided by operating activities:
Net income	$71,385	$73,243
Adjustments to reconcile net income to net cash provided by operating activities:
Share-based compensation	2,656	2,636
Depreciation and amortization	4,989	4,414
Amortization of intangible assets	2,105	1,686
Deferred income taxes	1,688	2,855
Loss on transaction	—	4,088
Other, including fixed asset impairments	289	(186)
Changes in assets and liabilities:
Accounts receivable and interest receivable from university partners	(28,451)	(24,722)
Prepaid expenses and other	(6,742)	(3,425)
Right-of-use assets and lease liabilities	544	80
Accounts payable	3,957	(4,903)
Accrued liabilities	5,972	805
Income taxes receivable/payable	19,174	14,643
Deferred revenue	8,153	5,123
Net cash provided by operating activities	85,719	76,337
Cash flows used in investing activities:
Capital expenditures	(6,085)	(4,586)
Additions of amortizable content	(56)	(157)
Acquisition, net of cash acquired	—	(361,184)
Funding to GCU for capital expenditures	—	(29,905)
Purchases of investments	—	(1,772)
Proceeds from sale or maturity of investments	4,263	56,752
Net cash used in investing activities	(1,878)	(340,852)
Cash flows (used in) provided by financing activities:
Principal payments on notes payable	(8,286)	(59,850)
Debt issuance costs	—	(2,385)
Proceeds from notes payable	—	243,750
Net borrowings from revolving line of credit	—	6,250
Repurchase of common shares including shares withheld in lieu of income taxes	(65,706)	(18,127)
Net proceeds from exercise of stock options	72	1,631
Net cash (used in) provided by financing activities	(73,920)	171,269
Net increase (decrease) in cash and cash equivalents and restricted cash	9,921	(93,246)
Cash and cash equivalents and restricted cash, beginning of period	122,572	182,013
Cash and cash equivalents and restricted cash, end of period	$132,493	$88,767
Supplemental disclosure of cash flow information
Cash paid for interest	$1,546	$1,667
Cash paid for income taxes	$250	$420
Supplemental disclosure of non-cash investing and financing activities
Purchases of property and equipment included in accounts payable	$899	$736
Allowance for credit losses of $5,000, net of taxes of $1,168 from adoption of ASU 2016-13	$3,832	$—
Lease adoption - recognition of right of use assets and lease liabilities	$—	$498
ROU Asset and Liability recognition	$6,775	$—

The accompanying notes are an integral part of these consolidated financial statements.

Grand Canyon Education, Inc.

Notes to Consolidated Financial Statements

(In thousands, except per share data)

1. Nature of Business

Grand Canyon Education, Inc. (together with its subsidiaries, the “Company” or “GCE”) is a publicly traded education services company dedicated to serving colleges and universities. GCE has developed significant technological solutions, infrastructure and operational processes to provide services to these institutions on a large scale. GCE’s most significant university partner is Grand Canyon University (“GCU”), a comprehensive regionally accredited university that offers graduate and undergraduate degree programs, emphases and certificates across nine colleges both online and on ground at its campus in Phoenix, Arizona.

In January 2019, GCE began providing education services to numerous university partners across the United States, through our wholly owned subsidiary, Orbis Education, which we acquired, by merger on January 22, 2019 for $361,184, net of cash acquired (the “Acquisition”). Orbis Education works in partnership with a growing number of top universities and healthcare networks across the country to develop high-quality, career-ready graduates who enter the workforce and ease healthcare industry demands. Orbis Education offers four primary academic programs with site simulation and skill labs located near healthcare providers. Therefore, the results of operations for the three months ended March 31, 2019 include Orbis Education’s financial results for the period from January 22, 2019 to March 31, 2019. See Note 2 to our consolidated financial statements for a full description of the Acquisition.

2. Acquisition

On January 22, 2019, GCE acquired Orbis Education for $361,184 (inclusive of closing date adjustments and net of cash acquired). Orbis Education is an education services company that supports healthcare education programs for 24 university partners across the United States. Concurrent with the closing of the Acquisition, GCE entered into an amended and restated credit agreement and used $191,000 from the amended and restated credit agreement and $171,034 of operating cash on hand to complete the purchase. See Note 10 of our consolidated financial statements for a description of the amended and restated credit agreement. The fair value of the assets acquired, less the liabilities assumed exceeded the purchase price by $157,825 which was recorded as goodwill. Transaction costs for the Acquisition for the three months ended March 31, 2019 were $4,088, which are included in the loss on transaction in our consolidated income statement.

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

Subsequent to the closing of the Acquisition, the Company revised its allocation of the purchase price by $9,538 during the year ended December 31, 2019, primarily as the result of the tax effect of a lower tax basis in the acquired assets. The Company had completed the allocation of the purchase price of the Acquisition as of December 31, 2019. The Company has consolidated the results of operations for Orbis Education since its Acquisition on January 22, 2019.

3. Summary of Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. Intercompany transactions have been eliminated in consolidation.

Unaudited Interim Financial Information

The accompanying unaudited interim consolidated financial statements of the Company have been prepared in accordance with U.S. generally accepted accounting principles and pursuant to the rules and regulations of the United States Securities and Exchange Commission and the instructions to Form 10-Q and Article 10, consistent in all material respects with those applied in its financial statements included in its Annual Report on Form 10-K for the fiscal year ended December 31, 2019. They do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. Such interim financial information is unaudited but reflects all

Grand Canyon Education, Inc.

Notes to Consolidated Financial Statements

(In thousands, except per share data)

adjustments that in the opinion of management are necessary for the fair presentation of the interim periods presented. Interim results are not necessarily indicative of results for a full year. These consolidated financial statements should be read in conjunction with the Company’s audited financial statements and footnotes included in its Annual Report on Form 10-K for the fiscal year ended December 31, 2019 from which the December 31, 2019 balance sheet information was derived.

Restricted Cash and Cash Equivalents

Restricted cash and cash equivalents at December 31, 2019 represented cash pledged for leased office space, which was released during the three months ended March 31, 2020.

Investments

The Company considers its investments in municipal bonds, mutual funds, municipal securities, certificates of deposit and commercial paper as trading securities based on the Company’s intent for the respective security. Trading securities are carried at fair value and unrealized holding gains and losses are included in earnings. See Note 2 of our consolidated financial statements for further discussion on the Acquisition.

Secured Note Receivable

On July 1, 2018, the Company consummated an Asset Purchase Agreement (the “Asset Purchase Agreement”) with GCU. In conjunction with the Asset Purchase Agreement, we received a secured note from GCU as consideration for the transferred assets (the “Transferred Assets”) in the initial principal amount of $870,097 (the “Secured Note”). The Secured Note contains customary commercial credit terms, including affirmative and negative covenants applicable to GCU, and provides that the Secured Note bears interest at an annual rate of 6.0%, has a maturity date of June 30, 2025, and is secured by all of the assets of GCU. The Secured Note provides for GCU to make interest only payments during the term, with all principal and accrued and unpaid interest due at maturity and also provides that we may loan additional amounts to GCU to fund approved capital expenditures during the first three years of the term. As of March 31, 2020, the Company had loaned $99,815 to GCU for capital expenditures, net of repayments. In connection with the closing of the Asset Purchase Agreement, the Company and GCU entered into a long-term master services agreement pursuant to which the Company provides identified technology and academic services, counseling services and support, marketing and communication services, and several back-office services to GCU in return for 60% of GCU’s tuition and fee revenue. Except for identified liabilities assumed by GCU, GCE retained responsibility for all liabilities of the business arising from pre-closing operations.

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

Costs that are capitalized include payroll and payroll-related costs for employees who are directly associated and spend time producing content and payments to faculty and subject matter experts involved in the process.  The Company starts capitalizing content costs when it begins to develop or to convert a particular course, resources have been assigned and a timeline has been set. The content asset is placed in service when all work is complete and the curriculum could be used for instruction. Capitalized content development assets are included in other assets in our consolidated balance sheets. The Company has concluded that the most appropriate method to amortize the deferred content assets is on a straight-line basis over the estimated life of the course, which is generally four years which corresponds with course’s review and major revision cycle. As of March 31, 2020, $1,044, net of amortization, of deferred content assets are included in other assets, long-term in the Company’s consolidated balance sheets and amortization is included in technical and academic services where the costs originated.

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

Business Combinations

The purchase price of an acquisition is allocated to the assets acquired, including tangible and intangible assets, and liabilities assumed, based on their respective fair values at the acquisition date. The excess of the fair value of the purchase price over the fair values of these identifiable assets and liabilities is recorded as goodwill. Transaction costs associated with business combinations are expensed as incurred and are recorded in the loss on transaction in the consolidated financial statements. The determination of the value and useful lives of the intangible assets acquired involves certain judgments and estimates. These judgements can include, but are not limited to, the cash flows that an asset is expected to generate in the future and the appropriate weighted average cost of capital. The net assets and result of operations of an acquired entity are included in the Company’s consolidated financial statements from the acquisition date.

Goodwill and Intangible Assets

Goodwill represents the excess of the purchase price of an acquired business over the amount assigned to the tangible and intangible assets acquired and liabilities assumed. Goodwill is assessed at least annually for impairment during the fourth quarter, or more frequently if circumstances indicate potential impairment. Goodwill is allocated to

Grand Canyon Education, Inc.

Notes to Consolidated Financial Statements

(In thousands, except per share data)

our reporting unit at the education services segment, which is the same as the entity as a whole (entity level reporting unit). The Company has concluded there is one operating segment and one reporting unit for goodwill impairment consideration. The Financial Accounting Standards Board (“FASB”) has issued guidance that permits an entity to first assess qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test. The Company reviews goodwill at least annually or more frequently if an event occurs or circumstances change that would more likely than not reduce the fair value of the reporting unit below its carrying amount.

Finite-lived intangible assets that are acquired in a business combination are recorded at fair value on their acquisition dates and are amortized on a straight-line basis over the estimated useful life of the intangible asset. Finite-lived intangible assets consist of university partner relationships and trade names. The Company reviews its finite-lived intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an intangible asset may not be recoverable. There were no indicators that the carrying amount of the finite-lived intangible assets were impaired. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to undiscounted future net cash flows expected to be generated by the assets. If such intangible assets are not recoverable, a potential impairment loss is recognized to the extent the carrying amounts of the assets exceeds the fair value of the assets.

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

In 2013, the Company entered into an interest rate corridor to manage its 30-Day LIBOR interest exposure related to its variable rate debt. In December 2019 this cash flow hedge expired. The fair value of the interest rate corridor instrument as of March 31, 2019 was $423, which was included in other assets. The fair value of the derivative instrument was determined using a hypothetical derivative transaction and Level 2 of the hierarchy of valuation inputs. This derivative instrument was originally designated as a cash flow hedge of variable rate debt obligations. The adjustment of $142 for the three months ended March 31, 2019, for the effective portion of the losses on the derivative was included as a component of other comprehensive income, net of taxes.

The interest rate corridor instrument reduced variable interest rate risk starting March 1, 2013 through December 20, 2019. The corridor instrument’s terms permitted the Company to hedge its interest rate risk at several thresholds; the Company paid variable interest monthly based on the 30-Day LIBOR rates until that index reached 1.5%. If 30-Day LIBOR is equal to 1.5% through 3.0%, the Company paid 1.5%. If 30-Day LIBOR exceeded 3.0%, the Company paid actual 30-Day LIBOR less 1.5%. Therefore, the Company hedged its exposure to future variable rate cash flows through December 20, 2019.

Fair Value of Financial Instruments

The carrying value of cash and cash equivalents, investments, accounts receivable, accounts payable, accrued compensation and benefits and accrued liabilities expenses approximate their fair value based on the liquidity or the short-term maturities of these instruments. The carrying value of Secured Note receivable, non-current approximates fair value as the Secured Note resulted from the GCU Transaction and was negotiated at fair market value. The carrying

Grand Canyon Education, Inc.

Notes to Consolidated Financial Statements

(In thousands, except per share data)

value of notes payable approximates fair value as it is based on variable rate index. Derivative financial instruments are carried at fair value, determined using Level 2 of the hierarchy of valuation inputs as defined in the FASB Accounting Standards Codification (“Codification”), with the use of inputs other than quoted prices that are observable for the asset or liability.

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

The Company’s receivables represent unconditional rights to consideration from our Services Agreements with our university partners. Accounts receivable, net is stated at net realizable value and contains billed and unbilled revenue. The Company utilizes the allowance method to provide for doubtful accounts based on its evaluation of the collectability of the amounts due. There have been no amounts written off and no reserves established as of March 31, 2020 given historical collection experience. The Company will continue to review and revise its allowance methodology based on its collection experience with its partners.

For our partners with unbilled revenue, revenue recognition occurs in advance of billings. Billings for some university partners do not occur until after the service period has commenced and final enrollment information is available. Our unbilled revenue of $400 as of March 31, 2020 are included in accounts receivable in our consolidated

Grand Canyon Education, Inc.

Notes to Consolidated Financial Statements

(In thousands, except per share data)

balance sheets. Deferred revenue represents the excess of amounts received as compared to amounts recognized in revenue on our consolidated statements of income as of the end of the reporting period, and such amounts are reflected as a current liability on our consolidated balance sheets. We generally receive payments for our services billed within 30 days of invoice. These payments are recorded as deferred revenue until the services are delivered and revenue is recognized.

Allowance for Credit Losses

The Company records our accounts receivable and Secured note receivable at the net amount expected to be collected. Our accounts receivable are derived through education services provided to university partners. Our Secured note receivable was derived through the sale of university related assets to our most significant university partner, GCU. The Company maintains an allowance for credit losses resulting from our university partners not making payments. The Company determines the adequacy of the allowance by periodically evaluating each university partners balance, considering their financial condition and credit history, and considering current and forecasted economic conditions. Since our transition to an education services company on July 1, 2018, and continued growth to 24 university partners, the Company has no credit losses with any of our university partners. In the first quarter of 2020, the Company adopted ASU 2016-13, Financial Instruments – Credit Losses: Measurement of Credit Losses on Financial Instruments using a modified retrospective approach. This model requires consideration of a broader range of reasonable and supportable information and requires the Company to estimate expected credit losses including a measure of the expected risk of credit loss even if that risk is remote over the lifetime of the asset. Upon adoption, the Company recorded a reserve of $5,000 on its long-term Secured note receivable. The cumulative effect for the Company upon adoption of this new standard was $3,832, net of taxes of $1,168. Bad debt expense is recorded as a technology and academic services expense in the consolidated income statement. The Company will continue to actively monitor the impact of the COVID-19 pandemic on expected credit losses.

Technology and Academic Services

Technology and academic services consist primarily of costs related to ongoing maintenance of educational infrastructure, including online course delivery and management, student records, assessment, customer relations management and other internal administrative systems. This also includes costs to provide support for content development, faculty training, development and other faculty support, technology support, rent and occupancy costs for university partners’ off-campus locations, and assistance with state compliance. This expense category includes salaries, benefits and share-based compensation, information technology costs, amortization of content development costs and other costs associated with these support services. This category also includes an allocation of depreciation, amortization, and occupancy costs attributable to the provision of certain services, primarily at the Company’s Phoenix, Arizona and Indianapolis, Indiana locations.

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

Concentration of Credit Risk

The Company believes the credit risk related to cash equivalents and investments is limited due to its adherence to an investment policy that requires investments to have a minimum BBB rating, depending on the type of security, by one major rating agency at the time of purchase. All of the Company’s cash equivalents and investments as of March 31, 2020 and December 31, 2019 consist of investments rated BBB or higher by at least one rating agency. Additionally, the Company utilizes more than one financial institution to conduct initial and ongoing credit analysis on its investment portfolio to monitor and lower the potential impact of market risk associated with its cash equivalents and investment portfolio. The Company is also subject to credit risk for its accounts receivable balance. The Company has not experienced any losses on receivables since July 1, 2018, the date the Company transitioned to an educational service provider. To manage accounts receivable risk, the Company maintains an allowance for doubtful accounts, if needed. Our dependence on our most significant university partner subjects us to the risk that declines in our customer’s operations would result in a sustained reduction in revenues and interest income on the Secured Note for the Company.

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

Grand Canyon Education, Inc.

Notes to Consolidated Financial Statements

(In thousands, except per share data)

Accounting Pronouncements Adopted in 2020

In June 2016, the FASB issued ASU 2016-13, Financial Instruments – Credit Losses: Measurement of Credit Losses on Financial Instruments. Under this guidance, the Company is required to utilize an “expected credit loss model” on certain financial instruments, including receivables and the Secured note receivable. This model requires consideration of a broader range of reasonable and supportable information and requires the Company to estimate expected credit losses including a measure of the expected risk of credit loss even if that risk is remote over the lifetime of the asset. The standard is effective for fiscal years, and interim periods within those years, beginning after December 15, 2019. Accordingly, the standard was adopted by us as of January 1, 2020 using a modified retrospective approach. Upon adoption, the Company recorded a reserve of $5,000 on its long-term Secured note receivable. The cumulative effect for the Company upon adoption of this new standard was $3,832, net of tax. The adoption of this guidance did not have a material impact on the Company’s financial condition, results of operations or statements of cash flows. The Company will continue to actively monitor the impact of the COVID-19 pandemic on expected credit losses.

In April 2019, the FASB issued ASU 2019-04, Codification Improvements to Topic 326, Financial Instruments – Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments. The amendments in the ASU improve the Codification by eliminating inconsistencies and providing clarifications. Under this guidance, the Company made an election not to measure an allowance for credit losses on its accrued interest receivable amounts earned on the Secured note receivable. The Company will write off any uncollectible accrued interest in a timely manner. The adoption of this guidance did not have a material impact on the Company’s financial condition, results of operations or statements of cash flows.

In January 2017, the FASB issued ASU No. 2017-04, Intangibles-Goodwill and Other (Topic 350); Simplifying the Test for Goodwill Impairment, which eliminated step two from the goodwill impairment test and requires an entity to recognize an impairment charge for the amount by which the carrying amount of a reporting unit exceeds its fair value, up to the amount of goodwill allocated to that reporting unit. The amendments in this standard are effective for fiscal years beginning after December 15, 2019, with early adoption permitted. Accordingly, the standard was adopted by us as of January 1, 2020. The adoption of this guidance did not have a material impact on the Company’s financial condition, results of operations or statements of cash flows.

Recent Accounting Pronouncements

In December 2019, the FASB issued ASU No. 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes. This ASU is intended to simplify various aspects related to accounting for income taxes by removing certain exceptions to the general principles in Topic 740 and clarifying certain aspects of the current guidance to promote consistency among reporting entities. ASU 2019-12 is effective for annual periods beginning after December 15, 2020 and interim periods within those annual periods, with early adoption permitted. An entity that elects early adoption must adopt all the amendments in the same period. Most amendments within this ASU are required to be applied on a prospective basis, while certain amendments must be applied on a retrospective or modified retrospective basis. The Company is currently evaluating the impact of the new standard on our consolidated financial statements and related disclosures.

In March 2020, the FASB issued ASU No. 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting. The amendments in this update provide optional guidance for a limited period of time to ease the potential burden in accounting for (or recognizing the effect of) reference rate reform on financial reporting. It provides optional expedients and exceptions for applying generally accepted accounting principles to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. The amendments in this update are effective for all entities as of March 12, 2020 through December 31, 2022. The Company plans to elect the optional expedient for its credit facility by prospectively adjusting the effective interest rate if the cessation of the London Interbank Offered Rate (LIBOR) occurs. The Company does not believe the adoption

Grand Canyon Education, Inc.

Notes to Consolidated Financial Statements

(In thousands, except per share data)

of the reference rate reform will have a material impact on the Company’s financial condition, results of operations or statements of cash flows.

The Company has determined that no other recent accounting pronouncements apply to its operations or could otherwise have a material impact on its consolidated financial statements.

4. Investments

At December 31, 2018, the Company transferred its investments from available-for-sale classification to trading, due to the Company’s decision to liquidate all investments to complete the Acquisition in the first quarter of 2019. Prior to December 31, 2018, the Company considered all investments as available-for-sale. At March 31, 2020 and December 31, 2019, the Company had $17,049 and $21,601, respectively, of investments. These investments were held in municipal and corporate securities as of March 31, 2020 and December 31, 2019.

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

	Three Months Ended
	March 31,
	2020	2019
Denominator:
Basic weighted average shares outstanding	47,455	47,699
Effect of dilutive stock options and restricted stock	309	575
Diluted weighted average shares outstanding	47,764	48,274

Diluted weighted average shares outstanding excludes the incremental effect of unvested restricted stock and shares that would be issued upon the assumed exercise of stock options in accordance with the treasury stock method. For the three-month periods ended March 31, 2020 and 2019, approximately 284 and 0, respectively, of the Company’s stock options and restricted stock awards outstanding were excluded from the calculation of diluted earnings per share as their inclusion would have been anti-dilutive. These options and restricted stock awards could be dilutive in the future.

6. Allowance for Credit Losses

	Balance at			Balance at
	Beginning of	Charged to	Deductions/	End of
	Period	Expense	Transfers(1)(2)	Period
Allowance for credit losses
Three months ended March 31, 2020	$5,000	—	—	$5,000
Three months ended March 31, 2019	$—	—	—	$—

(1)	Represents the cumulative effect of the adoption of ASU No. 2016-13 on the Secured Note Receivable.
(2)	Deductions represent accounts written off, net of recoveries.

Grand Canyon Education, Inc.

Notes to Consolidated Financial Statements

(In thousands, except per share data)

7. Property and Equipment

Property and equipment consist of the following:

	March 31,	December 31,
	2020	2019
Land	$5,579	$5,579
Land improvements	2,242	2,242
Buildings	51,399	51,399
Buildings and leasehold improvements	12,196	11,691
Computer equipment	96,698	95,020
Furniture, fixtures and equipment	11,684	10,423
Internally developed software	40,125	37,175
Construction in progress	2,588	3,238
	222,511	216,767
Less accumulated depreciation and amortization	(101,162)	(97,033)
Property and equipment, net	$121,349	$119,734

8. Intangible Assets

Amortizable intangible assets consist of the following as of:

	March 31, 2020
	Estimated	Gross		Net
	Average Useful	Carrying	Accumulated	Carrying
	Life (in years)	Amount	Amortization	Amount
University partner relationships	25	$210,000	(10,048)	$199,952
Trade names	1	280	(280)	—
Total amortizable intangible assets, net		$210,280	(10,328)	$199,952

Amortization expense for university partner relationships and trade names for the years ending December 31:

2020	$6,314
2021	8,419
2022	8,419
2023	8,419
2024	8,419
Thereafter	159,962
$199,952

9. Leases

The Company has operating leases for classroom site locations, office space, office equipment, and optical fiber communication lines. These leases have terms that range from 9 months to 10 years. At lease inception, we determined the lease term by assuming no exercises of renewal options, due to the Company’s constantly changing geographical needs for its university partners. Leases with an initial term of 12 months or less are not recorded in the consolidated balance sheets and we recognize lease expense for these leases on a straight-line basis over the lease term. The Company has operating lease costs of $1,441 and $865 for the three-month periods ended March 31, 2020 and 2019, respectively.

Grand Canyon Education, Inc.

Notes to Consolidated Financial Statements

(In thousands, except per share data)

As of March 31, 2020, the Company had $20,206 of non-cancelable operating lease commitments, primarily for classroom site locations and office space, that has not yet commenced. These operating leases will commence in 2020 with an average lease term of 9.5 years. The Company’s weighted-average remaining lease term relating to its operating leases is 8.63 years, with a weighted-average discount rate of 4.16%. As of March 31, 2020, the Company had no financing leases.

Future payment obligations with respect to the Company’s operating leases, which were existing at March 31, 2020, by year and in the aggregate, are as follows:

Year Ending December 31,	Amount
2020	$3,605
2021	5,502
2022	5,370
2023	4,769
2024	4,348
Thereafter	19,395
Total lease payments	$42,989
Less interest	7,067
Present value of lease liabilities	$35,922

10. Notes Payable and Other Noncurrent Liabilities

We entered into an amended and restated credit agreement dated January 22, 2019 and two related amendments dated January 31, 2019 and dated February 1, 2019, respectively, that together provide a credit facility of $325,000 comprised of a term loan facility of $243,750 and a revolving credit facility of $81,250, both with a five-year maturity date. The term facility is subject to quarterly amortization of principal, commencing with the fiscal quarter ended June 30, 2019, in equal installments of 5% of the principal amount of the term facility per quarter. Both the term loan and revolver have monthly interest payments currently at 30 Day LIBOR plus an applicable margin of 2%. The proceeds of the term loan, together with $6,250 drawn under the revolver and operating cash on hand were used to complete the Acquisition. Concurrent with the amendment of the credit agreement and Acquisition, we repaid our existing term loan of $59,850 and our cash collateral of $61,667 was released. The Company concluded that the amended and restated credit agreement is considered a loan modification. Accordingly, the Company allocated the costs paid to the bank consortium based on the borrowing dollars and recorded an asset of $596 and a contra liability of $1,639, which are related to our revolver and term loan, respectively, that is being amortized to interest expense over the five-year maturity date. Additionally, the Company expensed $150 of third-party costs in the first quarter of 2019 related to this loan modification.

The Company entered into a further amendment for the credit facility on October 31, 2019. This amendment increased the revolving commitment by $68,750 to $150,000, while reducing the term loan by the same $68,750 to $150,625. The Company concluded that this amendment is considered a loan modification. The amended and restated credit agreement contains standard covenants that, among other things, restrict the Company’s ability to incur additional debt or make certain investments, and require the Company to achieve certain financial ratios and maintain certain financial conditions. The Company’s obligations under the credit facility are secured by its assets, including all rights,

Grand Canyon Education, Inc.

Notes to Consolidated Financial Statements

(In thousands, except per share data)

benefits and payments under the Secured Note and the Master Services Agreement. As of March 31, 2020, the Company is in compliance with its debt covenants.

	As of March 31,	As of December 31,
	2020	2019
Notes Payable
Note payable, quarterly payment of $8,368 starting December 31, 2019; interest at 30-Day LIBOR plus 2.00% (3.60% at March 31, 2020) through January 22, 2024	$132,632	$140,918
Revolving line of credit; interest at 30-Day LIBOR plus 2.0% (3.60% at March 31, 2020)	—	—
	132,632	140,918
Less: Current portion	33,144	33,144
	$99,488	$107,774

Payments due under the notes payable obligations are as follows as of March 31, 2020:

2020	$24,858
2021	33,144
2022	33,144
2023	33,145
2024	8,341
Total	$132,632

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

12. Share-Based Compensation

Incentive Plan

Prior to June 2017, the Company made grants of restricted stock and stock options under its 2008 Equity Incentive Plan (the “2008 Plan”). In January 2017, the Board of Directors of the Company approved, and at the Company’s 2017 annual meeting of stockholders held on June 14, 2017, the Company’s stockholders adopted, a 2017 Equity Incentive Plan (the “2017 Plan”) under which a maximum of 3,000 shares may be granted. As of March 31, 2020, 1,601 shares were available for grants under the 2017 Plan. All grants of equity incentives made after June 2017 have been made from the 2017 Plan.

Restricted Stock

During the three months ended March 31, 2020, the Company granted 164 shares of common stock with a service vesting condition to certain of its executives, officers and employees. The restricted shares have voting rights and vest in five annual installments of 20%, with the first installment vesting in March of the calendar year following the date of grant (the “first vesting date”) and subsequent installments vesting on each of the four anniversaries of the first vesting date. Upon vesting, shares will be held in lieu of taxes equivalent to the minimum statutory tax withholding required to be paid when the restricted stock vests. During the three months ended March 31, 2020, the Company withheld 62 shares of common stock in lieu of taxes at a cost of $4,969 on the restricted stock vesting dates. A summary of the activity related to restricted stock granted under the Company’s Incentive Plan since December 31, 2019 is as follows:

		Weighted Average
	Total	Grant Date
	Shares	Fair Value per Share
Outstanding as of December 31, 2019	422	$76.43
Granted	164	$84.07
Vested	(153)	$64.37
Forfeited, canceled or expired	(10)	$85.74
Outstanding as of March 31, 2020	423	$83.53

Grand Canyon Education, Inc.

Notes to Consolidated Financial Statements

(In thousands, except per share data)

Stock Options

During the three months ended March 31, 2020, no options were granted. A summary of the activity since December 31, 2019 related to stock options granted under the Company’s Incentive Plan is as follows:

	Summary of Stock Options Outstanding
		Weighted	Weighted
		Average	Average
		Exercise	Remaining	Aggregate
	Total	Price per	Contractual	Intrinsic
	Shares	Share	Term (Years)	Value ($)(1)
Outstanding as of December 31, 2019	232	$15.42
Granted	—	$—
Exercised	(4)	$20.50
Forfeited, canceled or expired	—	$—
Outstanding as of March 31, 2020	228	$15.34	0.94	$13,868
Exercisable as of March 31, 2020	228	$15.34	0.94	$13,868
(1)	Aggregate intrinsic value represents the value of the Company’s closing stock price on March 31, 2020 ($76.29) in excess of the exercise price multiplied by the number of shares underlying options outstanding or exercisable, as applicable.

Share-based Compensation Expense

The table below outlines share-based compensation expense for the three months ended March 31, 2020 and 2019 related to restricted stock and stock options granted:

	2020	2019
Technology and academic services	$518	$434
Counseling services and support	1,330	1,334
Marketing and communication	25	19
General and administrative	783	849
Share-based compensation expense included in operating expenses	2,656	2,636
Tax effect of share-based compensation	(664)	(659)
Share-based compensation expense, net of tax	$1,992	$1,977

13. Treasury Stock

The Board of Directors has authorized the Company to repurchase up to $250,000 in aggregate of common stock, from time to time, depending on market conditions and other considerations. The expiration date on the repurchase authorization is December 31, 2020. Repurchases occur at the Company’s discretion. Repurchases may be made in the open market. or in privately negotiated transactions, pursuant to the applicable Securities and Exchange Commission rules. The amount and timing of future share repurchases, if any, will be made as market and business conditions warrant. During the three months ended March 31, 2020 the Company repurchased 787 shares of common stock at an aggregate cost of $60,737. At March 31, 2020, there remained $66,580 available under its current share repurchase authorization. Shares repurchased in lieu of taxes are not included in the repurchase plan totals as they were approved in conjunction with the restricted share awards. Subsequent to March 31, 2020, the Company repurchased 100 shares of common stock at an aggregate cost of $7,297.

Grand Canyon Education, Inc.

Notes to Consolidated Financial Statements

(In thousands, except per share data)

14. Subsequent Event

In March 2020, the World Health Organization declared COVID-19 a global pandemic. This contagious outbreak and the related adverse public health developments, including orders to shelter-in-place, travel restrictions and mandated non-essential business closures, have adversely affected our business, primarily through reduced ancillary revenue at our most significant university partner, GCU. These recent developments are expected to result in lower education service revenues and lower operating income and margins in the second and third quarters of 2020. While the disruption is currently expected to be temporary, there is considerable uncertainty around the duration. If our most significant university partner is not able to allow its students to return to campus in the Fall of 2020, this will have a material impact on our service revenues, operating income and margins. These factors, or material changes in the fair value of the collateral underlying our Secured Note receivable and accounts receivable could also materially impact the allowance for expected credit losses on our Secured Note receivable and our accounts receivable. However, the related financial impact and duration cannot be reasonably estimated at this time.

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the financial statements and related notes that appear elsewhere in this report.

Forward-Looking Statements

This Quarterly Report on Form 10-Q, including Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations, contains certain “forward-looking statements” within the meaning of Section 27A of Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements include, without limitation, statements regarding: proposed new programs; whether regulatory developments or other matters may or may not have a material adverse effect on our financial position, results of operations, or liquidity; projections, predictions, expectations, estimates, or forecasts as to our business, financial and operational results, and future economic performance; and management’s goals and objectives and other similar expressions concerning matters that are not historical facts. Words such as “may,” “should,” “could,” “would,” “predicts,” “potential,” “continue,” “expects,” “anticipates,” “future,” “intends,” “plans,” “believes,” “estimates” and similar expressions, the negative of these expressions, as well as statements in future tense, identify forward-looking statements.

Forward-looking statements should not be read as a guarantee of future performance or results, and will not necessarily be accurate indications of the times at, or by, which such performance or results will be achieved. Forward-looking statements are based on information available at the time those statements are made or management’s good faith belief as of that time with respect to future events, and are subject to risks and uncertainties that could cause actual performance or results to differ materially from those expressed in or suggested by the forward-looking statements. Important factors that could cause such differences include, but are not limited to:

●	the occurrence of any event change or other circumstance that could give rise to the termination of any of the key university partner agreements;
●	our ability to properly manage risks and challenges associated with strategic initiatives, including potential acquisitions or divestitures of, or investments in, new businesses, acquisitions of new properties and new university partners, and expansion of services provided to our existing university partners;
●	our failure to comply with the extensive regulatory framework applicable to us either directly as a third-party service provider or indirectly through our university partners, including Title IV of the Higher Education Act and the regulations thereunder, state laws and regulatory requirements, and accrediting commission requirements;
●	the ability of our university partners’ students to obtain federal Title IV funds, state financial aid, and private financing;
●	potential damage to our reputation or other adverse effects as a result of negative publicity in the media, in the industry or in connection with governmental reports or investigations or otherwise, affecting us or other companies in the education services sector;
●	risks associated with changes in applicable federal and state laws and regulations and accrediting commission standards, including pending rulemaking by the Department of Education applicable to us directly or indirectly through our university client;
●	competition from other education service companies in our geographic region and market sector, including competition for students, qualified executives and other personnel;
●	our expected tax payments and tax rate, including the effect of the Tax Cuts and Jobs Act of 2017;

●	our ability to hire and train new, and develop and train existing, employees;
●	the pace of growth of our university partners’ enrollment and its effect on the pace of our own growth;
●	fluctuations in our revenues due to seasonality;
●	our ability to, on behalf of our university partners, convert prospective students to enrolled students and to retain active students to graduation;
●	our success in updating and expanding the content of existing programs and developing new programs in a cost-effective manner or on a timely basis for our university partners;
●	risks associated with the competitive environment for marketing the programs of our university partners;
●	failure on our part to keep up with advances in technology that could enhance the experience for our university partners’ students;
●	the extent to which obligations under our credit agreement, including the need to comply with restrictive and financial covenants and to pay principal and interest payments, limits our ability to conduct our operations or seek new business opportunities;
●	our ability to manage future growth effectively;
●	the impact of any natural disasters or public health emergencies;
●	the harm to our business, results of operations, and financial condition, and harm to our most significant university partner in connection with the COVID-19 outbreak; and

●	general adverse economic conditions or other developments that affect the job prospects of our university partners’ students.

Additional factors that could cause actual results to differ from those discussed in the forward-looking statements include, but are not limited to, those described in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K (the “2019 Form 10-K”) for the fiscal year ended December 31, 2019, as updated in our subsequent reports filed with the Securities and Exchange Commission (“SEC”), including any updates found in Part II, Item 1A of this Quarterly Report on Form 10-Q or our other reports on Form 10-Q. You should not put undue reliance on any forward-looking statements. Forward-looking statements speak only as of the date the statements are made and we assume no obligation to update forward-looking statements to reflect actual results, changes in assumptions, or changes in other factors affecting forward-looking information, except to the extent required by applicable securities laws. If we do update one or more forward-looking statements, no inference should be drawn that we will make additional updates with respect to those or other forward-looking statements.

Explanatory Note

GCE is a publicly traded education services company dedicated to serving colleges and universities. GCE has developed significant technological solutions, infrastructure and operational processes to provide services to these institutions on a large scale. GCE’s most significant university partner is GCU, a comprehensive regionally accredited university that offers graduate and undergraduate degree programs, emphases and certificates across nine colleges both online and on ground at its campus in Phoenix, Arizona.

In January 2019, GCE began providing education services to numerous university partners across the United States, through our wholly owned subsidiary, Orbis Education, which we acquired on January 22, 2019. See Note 2 -

Acquisition to consolidated financial statements for a full description of the Acquisition. Orbis Education works in partnership with a growing number of top universities and healthcare networks across the country to develop high-quality, career-ready graduates who enter the workforce and ease healthcare industry demands. Orbis Education offers four primary academic programs with site simulation and skill labs located near healthcare providers. Therefore, the results of operations for the three months ended March 31, 2019 include Orbis Education’s financial results for the period from January 22, 2019 to March 31, 2019.

SIGNIFICANT DEVELOPMENTS

Impact of COVID-19

In March 2020, the World Health Organization declared the novel coronavirus outbreak (“COVID-19”) a global pandemic. This contagious outbreak, which has continued to spread, and the related adverse public health developments, including orders to shelter-in-place, travel restrictions and mandated non-essential business closures, have adversely affected workforces, organizations, customers, economies and financial markets globally, leading to an economic downturn and increased market volatility. It has also disrupted the normal operations of many businesses, including ours, and our most significant university partner.

The Company has a long-term master services agreement pursuant to which the Company provides education services to its most significant university partner, GCU, in return for 60% of GCU’s tuition and fee revenues, which includes fee revenues from room, board, and other ancillary businesses including a student-run golf course and hotel. GCU has three types of students, traditional ground university students attending class on its campus in Phoenix, Arizona and of which approximately 70% live on campus in university owned residence halls, professional studies students which are working adult students that attend class one night a week on the Phoenix campus, and online students that attend class fully online.

This outbreak, as well as measures taken to contain the spread of COVID-19, has impacted GCU’s students and its business in a number of ways. GCU’s professional studies students and its traditional ground university students were immediately converted to an online learning environment and residential students were strongly encouraged to move off campus. Given the Company’s historical experience delivering online education services and the fact that all of its students and faculty use the university’s online learning management system for at least some of the coursework, the transition thus far has been seamless and thus, the university has not incurred a significant decrease in tuition revenue or significant increase in costs associated with this transition although the university has seen an increase in Leave of Absence requests for professional studies and online students that need to take a break due to the pandemic. In addition, the following impacts from the COVID-19 pandemic, which began in late March and have continued in our second fiscal quarter of 2020, have served to reduce GCU’s non-tuition revenue and, consequently, the service revenues we earn under the master services agreement:

●	Traditional ground university students that elected to move off campus are receiving partial refunds for dormitory and meal payments related to the Spring semester, which has reduced GCU’s revenue and thus the service revenues earned by the Company in the last nine days of March and the month of April;

●	Ancillary businesses such as the hotel, golf course, and merchandise shops were closed in late March, which reduced and will continue to reduce GCU’s revenues and thus the service revenues earned by the Company until these businesses are reopened;

●	Summer semester classes will be moved to an online environment and limited residential students are expected;

●	GCU’s doctoral students are required to attend two residencies on the university’s campus and at its hotel in Phoenix, Arizona as part of their dissertation. On an annual basis approximately 3,000 learners attend the week-long residency, most of whom have historically attended in the Summer. The residencies that were scheduled for the last week of March through the end of May have been cancelled and it is possible that the residencies scheduled during the rest of the Summer will be cancelled as well.

The Company also has long-term services agreements with numerous university partners across the United States, through its wholly owned subsidiary, Orbis Education. Orbis Education offers four primary academic programs with site simulation and skill labs located near healthcare providers. The majority of Orbis Education’s students are studying in the Accelerated Bachelor of Science in Nursing program which is offered in a 12-16 month format in three or four academic semesters. We currently believe the Spring semester will be completed without interruption and each university partner still plans to begin its Summer semester. It is currently anticipated that some students that were scheduled to start in the Summer semester will delay their start until the Fall semester which will result in slightly lower enrollments and revenues in the Summer semester.

As a result of the items mentioned above, we expect lower service revenues under both the Master Services Agreement with GCU and under the Orbis Education’s services agreements for the second and third quarters of 2020, and due to the limited operating expenses that we incur to deliver those services, we expect there to be a direct reduction in our operating profit and operating margins.

The COVID-19 outbreak also presents operational challenges to the Company as approximately 90% of our entire workforce is currently working remotely. This degree of remote working could increase risks in the areas of internal control, cyber security and the use of remote technology, which could result in interruptions or disruptions in normal operational processes.

It is not possible for us to completely predict the duration or magnitude of the adverse results of the outbreak and its effects on our business, results of operations or financial condition at this time, but such effects may be material in future quarters. If GCU is not able to fully open its campus to its traditional residential students for the Fall academic semester commencing in late August 2020, that will have a material impact on GCU’s revenue and thus the service revenue earned by the Company. The decision by a number of the Orbis Education’s university partners to cancel or postpone the Summer and/or Fall semesters would have a material impact on the service revenue earned by the Company.

We believe that the reduction in our net revenue and operating profit in the first quarter of 2020 that resulted from the impacts of COVID-19 was $1.8 million. We further believe that the potential reduction in net revenue in the second and third quarters of 2020 attributable to COVID-19, even assuming that none of Orbis Education’s university partners postpone or cancel the Summer semester, will range from $9.0 million to $10.0 million and from $4.0 million to $6.0 million, respectively, with a comparable reduction in operating profit during each period.

Critical Accounting Policies and Use of Estimates

Our critical accounting policies are disclosed in the 2019 Form 10-K for the fiscal year ended December 31, 2019. During the three months ended March 31, 2020, there have been no significant changes in our critical accounting policies.

Results of Operations

The following table sets forth certain income statement data as a percentage of net revenue for each of the periods indicated. Amortization of intangible assets and the loss on transaction have been excluded from the table below:

	Three Months Ended
	March 31,
	2020	2019
Costs and expenses
Technology and academic services	11.9%	9.4%
Counseling services and support	27.2	26.9
Marketing and communication	19.3	18.2
General and administrative	4.3	5.8

Three Months Ended March 31, 2020 Compared to Three Months Ended March 31, 2019

Service revenue. Our service revenue for the three months ended March 31, 2020 was $221.7 million, an increase of $24.4 million, or 12.4%, as compared to service revenue of $197.3 million for the three months ended March 31, 2019. The increase year over year in service revenue was primarily due to an increase in university partner enrollments between years of 5.8% and an increase in revenue per student year over year. Partner enrollments in programs serviced by Orbis Education at March 31, 2020 was 3,999, an increase of 18.2% over 3,384 enrollments at March 31, 2019 and due to an increase in enrollments at GCU to 103,592, an increase of 5.4%. The increase in revenue per student is primarily due to the following factors. The partnership agreements that were acquired as part of the acquisition generally generate a higher revenue per student than our agreement with GCU as these agreements generally have a higher percentage of service revenue, the partners have higher tuition rates than GCU and the majority of these students are studying in the Accelerated Bachelor of Science in Nursing program so these students take on average more credits per semester. Also, we generated slightly more Spring semester revenues in the first quarter of 2020 as compared to the first quarter of 2019 due to the timing of the Orbis Education acquisition on January 22, 2019, due to 2020 being a Leap Year and thus providing an extra day of revenue in 2020 as compared to 2019, and because our most significant university partner, GCU, had residential student enrollment growth year over year of 10.0% and residential students generate higher revenue per student than other GCU students due to ancillary revenues such as room and board.

Technology and academic services. Our technology and academic services expenses for the three months ended March 31, 2020 were $26.3 million, an increase of $7.7 million, or 41.1%, as compared to technology and academic services expenses of $18.6 million for the three months ended March 31, 2019. These increases were primarily due to increases in employee compensation and related expenses including share-based compensation, in occupancy and depreciation including lease expenses, and in technology and academic supply costs of $6.3 million, $1.2 million, and $0.2 million, respectively. These increases were primarily due to increased headcount to support our 24 university partners, and their increased enrollment growth, tenure-based salary adjustments, an increase in benefit costs, the timing of the Orbis Education acquisition and the increased number of sites between years. Our technology and academic services expenses as a percentage of net revenue increased 2.5% to 11.9% for the three months ended March 31, 2020, from 9.4% for the three months ended March 31, 2019 primarily due to the Orbis Education university partnership agreements requiring a higher level of technology and academic services than our agreement with GCU.

Counseling services and support. Our counseling services and support expenses for the three months ended March 31, 2020 were $60.2 million, an increase of $7.1 million, or 13.4%, as compared to counseling services and support expenses of $53.1 million for the three months ended March 31, 2019. These increases were primarily attributable to increases in employee compensation and related expenses including share-based compensation, in depreciation, amortization and occupancy costs of $7.0 million and $0.4 million, respectively. These increases were partially offset by a slight decrease in other counseling services and support related expenses of $0.3 million. The increases in employee compensation and related expenses were primarily due to increased headcount to support our 24 university partners, and their increased enrollment growth, tenure-based salary adjustments, an increase in benefit costs, the timing of the Orbis Education acquisition and the increased number of sites between years. The decrease in other counseling services is primarily the result of decreased travel costs to service our 24 university partners. All non-essential travel ceased when the COVID-19 national emergency was announced in mid-March. Our counseling services and support expenses as a percentage of net revenue increased 0.3% to 27.2% for the three months ended March 31, 2020, from 26.9% for the three months ended March 31, 2019 primarily due to increased benefit costs as a percentage of revenue between years and the timing of the Orbis Education acquisition.

Marketing and communication. Our marketing and communication expenses for the three months ended March 31, 2020 were $42.7 million, an increase of $6.7 million, or 18.7%, as compared to marketing and communication expenses of $36.0 million for the three months ended March 31, 2019. This increase was primarily attributable to the increased cost to market our university partners’ programs and due to the marketing of new university partners and new locations which resulted in increased advertising of $6.5 million and increased employee compensation expenses and related expenses including share-based compensation of $0.2 million. Our marketing and communication expenses as a percentage of net revenue increased by 1.1% to 19.3% for the three months ended March 31, 2020, from 18.2% for the three months ended March 31, 2019 primarily due to the increase in the number of new university partners and locations opening between years.

General and administrative. Our general and administrative expenses for the three months ended March 31, 2020 were $9.6 million, a decrease of $1.8 million, or 16.1%, as compared to general and administrative expenses of $11.4 million for the three months ended March 31, 2019. This decrease was primarily due to decreases in professional fees of $2.1 million, partially offset by an increase in occupancy and depreciation of $0.3 million. In the first quarter of 2019, our professional fees were significantly higher due to a payment made to an outside provider that assisted us in obtaining a state tax refund with a favorable impact of $5.9 million in the first quarter of 2019. Our increases in occupancy and depreciation are primarily related to the timing of the acquisition resulting in higher costs such as the office space in Indianapolis, Indiana. Our general and administrative expenses as a percentage of net revenue decreased by 1.5% to 4.3% for the three months ended March 31, 2020, from 5.8% for the three months ended March 31, 2019 due to lower professional fees and our ability to leverage our other general and administrative expenses across an increasing revenue base.

Amortization of intangible assets. Amortization of intangible assets for the three months ended March 31, 2020 was $2.1 million, an increase of $0.4 million or 24.8% as compared to $1.7 million for the three months ended March 31, 2019. This increase is related to the timing of the Acquisition date of Orbis Education, which occurred on January 22, 2019. As a result of the acquisition, certain identifiable intangible assets were created (primarily customer relationships) that will be amortized over their expected lives.

Loss on transaction. The loss on transaction for the three months ended March 31, 2019 was $4.1 million due to transaction costs related to the Acquisition of Orbis Education.

Interest income on Secured Note. Interest income on the secured note from GCU in the initial principal amount of $870.1 million (the “Secured Note”) for the three months ended March 31, 2020 was $14.7 million, an increase of $1.0 million, or 7.1%, as compared to $13.7 million for the three months ended March 31, 2019. As a result of the transaction with GCU on July 1, 2018, the Company recognizes interest income on its Secured Note with GCU, earning interest at 6%, with monthly interest payments. The increase over the prior year was primarily due to an increase in the average principal balance of the Secured Note between periods due to net capital expenditure loans made to GCU under the Secured Note during the past twelve months.

Interest expense. Interest expense was $1.5 million for the three months ended March 31, 2020, a decrease of $1.1 million, as compared to interest expense of $2.6 million for the three months ended March 31, 2019. The decrease in interest expense was primarily due to a decline in the average credit facility outstanding balance between periods due to the paydown of the credit facility during the past twelve months.

Investment interest and other. Investment interest and other for the three months ended March 31, 2020 was $.2 million, a decrease of $0.9 million, as compared to $1.1 million in the three months ended March 31, 2019. This decrease was primarily attributable to a decline in interest income on excess cash as the average investment balance declined year over year and lower interest rates. In addition, we recognized a decline in mark-to-market values on our bond investments of $0.2 million during the first quarter of 2020.

Income tax expense. Income tax expense for the three months ended March 31, 2020 was $22.8 million, an increase of $11.3 million, or 98.9%, as compared to income tax expense of $11.5 million for the three months ended March 31, 2019. This increase was the result of an increase in our effective tax rate and an increase in our taxable income between periods. Our effective tax rate was 24.2% during the first quarter of 2020 compared to 13.5% during the first quarter of 2019. The lower effective tax rate in 2019 resulted from an agreement with the Arizona Department of Revenue regarding previously filed refund claims related to income tax obligations for prior calendar years, which resulted in a favorable tax impact of $5.9 million recorded as a discrete tax item in the first quarter of 2019. Additionally, the increase in the effective tax rate resulted from lower excess tax benefits of $0.6 million in the first quarter of 2020 as compared to $4.5 million in the same period in 2019 primarily due to a decrease in our stock price between years. The inclusion of excess tax benefits and deficiencies as a component of our income tax expense will increase volatility within our provision for income taxes as the amount of excess tax benefits or deficiencies from share-

based compensation awards are dependent on our stock price at the date the restricted awards vest, our stock price on the date an option is exercised, and the quantity of options exercised. Our restricted stock vests in March each year so the favorable benefit will primarily impact the first quarter each year.

Net income. Our net income for the three months ended March 31, 2020 was $71.4 million, a decrease of $1.8 million, or 2.5%, as compared to $73.2 million for the three months ended March 31, 2019, due to the factors discussed above.

Seasonality

Our net revenue and operating results normally fluctuate as a result of seasonal variations in our business, principally due to changes in our university partners’ enrollment. Our partners’ enrollment varies as a result of new enrollments, graduations, and student attrition. Revenues in the summer months (May through August) are lower primarily due to the majority of GCU’s traditional ground university students not attending courses during the summer months, which affects our results for our second and third fiscal quarters. Since a significant amount of our costs are fixed, the lower revenue resulting from the decreased summer enrollment has historically contributed to lower operating margins during those periods. Partially offsetting this summer effect has been the sequential quarterly increase in enrollments that has occurred as a result of the traditional fall school start. This increase in enrollments also has occurred in the first quarter, corresponding to calendar year matriculation. Thus, we experience higher net revenue in the fourth quarter due to its overlap with the semester encompassing the traditional fall school start and in the first quarter due to its overlap with the first semester of the calendar year. A portion of our expenses do not vary proportionately with these fluctuations in service revenue, resulting in higher operating income in the first and fourth quarters relative to other quarters. We expect quarterly fluctuation in operating results to continue as a result of these seasonal patterns.

Liquidity and Capital Resources

Liquidity. Our unrestricted cash and cash equivalents and investments were $149.5 million at March 31, 2020. Our credit facility had an available line of credit of $150.0 million as of March 31, 2020.

Based on our current level of operations and anticipated growth, we believe that our cash flow from operations and other sources of liquidity, including cash and cash equivalents and our revolving line of credit, will provide adequate funds for ongoing operations, planned capital expenditures, and working capital requirements for at least the next 24 months.

Share Repurchase Program

Our Board of Directors has authorized the Company to repurchase up to an aggregate of $250.0 million of our common stock, from time to time, depending on market conditions and other considerations. The current expiration date on the repurchase authorization by our Board of Directors is December 31, 2020. Repurchases occur at the Company’s discretion and the Company may modify, suspend or discontinue the repurchase authorization at any time.

Under our share repurchase authorization, we may purchase shares in the open market or in privately negotiated transactions, pursuant to the applicable Securities and Exchange Commission rules. The amount and timing of future share repurchases, if any, will be made as market and business conditions warrant.

During the three months ended March 31, 2020, 786,503 shares of common stock were repurchased by the Company. At March 31, 2020, there remains $66.6 million available under our share repurchase authorization. Subsequent to March 31, 2020, the Company repurchased 100,000 shares of common stock at an aggregate cost of $7.3 million.

Cash Flows

Operating Activities. Net cash provided by operating activities for the three months ended March 31, 2020 was $85.7 million as compared to $76.3 million for the three months ended March 31, 2019. The increase in cash generated from operating activities between the three months ended March 31, 2019 and the three months ended March 31, 2020 was primarily due to changes in other working capital balances. As an education services company, we generally receive our service fees from our university partners in arrears.

Investing Activities. Net cash used in investing activities was $1.9 million and $340.9 million for the three months ended March 31, 2020 and 2019, respectively. The net cash used in investing activities in the three months ended March 31, 2020 was capital expenditures of $6.1 million, partially offset by proceeds from the sale of investments of $4.3 million. During the three months ended March 31, 2019, we paid $361.2 million, net of cash acquired, to acquire Orbis Education on January 22, 2019. Funding to GCU for capital expenditures during the first three months of 2019 totaled $29.9 million. Proceeds from investments, net of purchases of short-term investments, was $55.0 million for the three months ended March 31, 2019. Capital expenditures were $4.6 million for the three months ended March 31, 2019. During the three-month period for 2020 and 2019, capital expenditures primarily consisted of leasehold improvements and equipment for new university partner locations, as well as purchases of computer equipment, other internal use software projects and furniture and equipment to support our increasing employee headcount.

Financing Activities. Net cash used in financing activities was $73.9 million for the three months ended March 31, 2020. Net cash provided by financing activities was $171.3 million for the three months ended March 31, 2019. During the three months ended March 31, 2020, $5.0 million was used to purchase common shares withheld in lieu of income taxes resulting from the vesting of restricted share awards and $60.7 million was used to purchase treasury stock in accordance with the Company’s share repurchase program. Principal payments on notes payable and capital leases totaled $8.3 million, partially offset by proceeds from the exercise of stock options of $0.1 million. During the three months ended March 31, 2019, $250.0 million of proceeds was drawn on the credit facility, and the term loan balance of the prior credit agreement of $59.9 million was repaid along with $2.4 million of debt issuance costs. $8.1 million was used to purchase common shares withheld in lieu of income taxes resulting from the vesting of restricted share awards and $10.0 million was used to purchase treasury stock in accordance with the Company’s share repurchase program. Proceeds from the exercise of stock options of $1.6 million were received in the three months ended March 31, 2019.

Contractual Obligations

The following table sets forth, as of March 31, 2020, the aggregate amounts of GCE’s significant contractual obligations and commitments with definitive payment terms due in each of the periods presented (in millions). Less than one year amounts represent payments due from April 1, 2020 through December 31, 2020.

		Payments Due by Period
		Less than			More than
	Total	1 Year	2-3 Years	4-5 Years	5 Years
Long term notes payable	$132.6	$24.9	$66.3	$41.4	$—
Lease liabilities	35.9	2.5	8.5	7.4	17.5
Purchase obligations(1)	6.2	1.7	4.3	0.2	—
Total contractual obligations	$174.7	$29.1	$79.1	$49.0	$17.5
(1)	The purchase obligation amounts include expected spending by period under contracts for GCE that were in effect at March 31, 2020.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have had or are reasonably likely to have a material current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources.

Item 3.   Quantitative and Qualitative Disclosures About Market Risk

Impact of inflation. We believe that inflation has not had a material impact on our results of operations for the three months ended March 31, 2020 or 2019. There can be no assurance that future inflation will not have an adverse impact on our operating results and financial condition.

Market risk. As of March 31, 2020, we have no derivative financial instruments or derivative commodity instruments. We invest cash in excess of current operating requirements in short-term certificates of deposit and money market instruments, municipal bond portfolios, or municipal mutual funds at multiple financial institutions.

Interest rate risk. We manage interest rate risk by investing excess funds in cash equivalents, BBB or higher rated municipal bonds, municipal mutual funds and commercial paper bearing variable interest rates, which are tied to various market indices or individual bond coupon rates. Our future investment income may fall short of expectations due to changes in interest rates or we may suffer losses in principal if we are forced to sell securities before their maturity date that have declined in market value due to changes in interest rates. At March 31, 2020, a 10% increase or decrease in interest rates would not have a material impact on our future earnings, fair values, or cash flows. For information regarding our variable rate debt, see “Market risk” above.

Item 4.   Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective, as of March 31, 2020, in ensuring that material information relating to us required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in reports it files or submits under the Exchange Act is accumulated and communicated to management, including its principal executive officer or officers and principal financial officer or officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

PART II – OTHER INFORMATION

Item 1.   Legal Proceedings

None.

Item 1A. Risk Factors

The following additional risk factors should be read in conjunction with the risk factors previously disclosed in Part 1, Item 1A, “Risk Factors,” of the 2019 Form 10-K and the information contained in this Quarterly Report on Form 10-Q and our other reports and registration statements filed with the SEC. The developments described in these additional risk factors have heightened, or in some cases manifested, certain of the risks disclosed in the “Risk Factors” section of the 2019 Form 10-K, and such risk factors are further qualified by the information relating to COVID-19 that is described in this Quarterly Report on Form 10-Q, including in the additional risk factor below. Except as described herein, there have been no material changes with respect to the risk factors disclosed in the 2019 Form 10-K.

Occurrence of natural or man-made catastrophes could materially and adversely affect our business, financial condition, results of operations and prospects.

Natural events, health epidemics (including the outbreak of the COVID-19 pandemic), acts of God, terrorist attacks and other acts of violence, computer cyber-terrorism or other catastrophes could result in significant worker absenteeism, increased student attrition rates for our university partners, lower asset utilization rates, voluntary or mandatory closure of facilities, our inability to meet dynamic employee health and safety requirements, our inability to meet contractual service levels, our inability to procure essential supplies, travel restrictions on our employees and other disruptions to our business. In addition, these events could adversely affect the economy, financial markets and activity levels of our university partners. Any of these events, their consequences or the costs related to mitigation or remediation could have a material adverse effect on our business, financial condition, results of operations and prospects.

COVID-19 Risk Factor

The recent global coronavirus outbreak could harm our business, results of operations, and financial condition, and has harmed our most significant university partner.

In March 2020, the World Health Organization declared COVID-19 a global pandemic. This contagious outbreak, which has continued to spread, and the related adverse public health developments, including orders to shelter-in-place, travel restrictions and mandated non-essential business closures, have adversely affected workforces, organizations, customers, economies and financial markets globally, leading to an economic downturn and increased market volatility. It has also disrupted the normal operations of many businesses, including ours, and our most significant university partner.

The Company has a long-term master services agreement pursuant to which the Company provides education services to its most significant university partner, GCU, in return for 60% of GCU’s tuition and fee revenues, which includes fee revenues from room, board, and other ancillary businesses including a student-run golf course and hotel. GCU has three types of students, traditional ground university students attending class on its campus in Phoenix, Arizona and of which approximately 70% live on campus in university owned residence halls, professional studies students which are working adult students that attend class one night a week on the Phoenix campus, and online students that attend class fully online.

This outbreak, as well as measures taken to contain the spread of COVID-19, has impacted GCU’s students and its business in a number of ways, including the closure of dormitories, GCU’s hotel and golf course, and various ancillary businesses. These actions have served to reduce GCU’s non-tuition revenue and, consequently, the service revenues we earn under the master services agreement. If GCU is not able to fully open its campus to its traditional residential ground university students for the Fall semester commencing in late August 2020, then our service revenues would be further materially impacted.

The COVID-19 outbreak could cause disruptions to our other university partners as well, including, but not limited to:

●	Decreasing the student enrollments at our other university partners as prelicensure nursing and occupational therapy students might delay their education including those that relocate to attend class;

●	impacting current and prospective university partners’ desire to launch new locations with us;

●	negatively impacting collections of accounts receivable from university partners;

●	negatively impacting our ability to facilitate placements for students in clinical graduate programs which could delay their path to graduation; and

●	harming our business, results of operations and financial condition.

The outbreak also presents challenges as approximately 90% of our entire workforce is currently working remotely and this could cause increased risks in the areas of internal control, cyber security and the use of remote technology, which could result in interruptions or disruptions in normal operational processes. We have eliminated all non-essential travel as a result of the pandemic and as a result are seeing a decrease in travel costs.

The COVID-19 pandemic may also have the effect of heightening many of the other risks identified in the “Risk Factors” section of the 2019 Form 10-K, such as those related to disruption or failures of our learning platform.

It is not possible for us to completely predict the duration or magnitude of the adverse results of the outbreak and its effects on our business, results of operations or financial condition at this time, but such effects may be material.

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sales of Unregistered Securities

None.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

Our Board of Directors has authorized the Company to repurchase up to an aggregate of $250.0 million of common stock, from time to time, depending on market conditions and other considerations. The current expiration date on the repurchase authorization is December 31, 2020. Repurchases occur at the Company’s discretion and the Company may modify, suspend or discontinue the repurchase authorization at any time. Repurchases may be made in the open market or in privately negotiated transactions, pursuant to the applicable Securities and Exchange Commission rules. The amount and timing of future share repurchases, if any, will be made as market and business conditions warrant. During the three months ended March 31, 2020, we repurchased 786,503 shares of common stock. At March 31, 2020, there remains $66.6 million available under our share repurchase authorization.

The following table sets forth our share repurchases of common stock and our share repurchases in lieu of taxes, which are not included in the repurchase plan totals as they were approved in conjunction with the restricted share awards, during each period in the first quarter of fiscal 2020:

			Total Number of	Maximum Dollar
			Shares Purchased as	Value of Shares
		Average	Part of Publicly	That May Yet Be
	Total Number of	Price Paid	Announced	Purchased Under
Period	Shares Purchased	Per Share	Program	the Program
Share Repurchases
January 1, 2020 – January 31, 2020	52,200	$86.43	52,200	$47,800,000
February 1, 2020 – February 29, 2020	361,136	$81.73	361,136	$93,300,000
March 1, 2020 – March 31, 2020	373,167	$71.57	373,167	$66,600,000
Total	786,503	$77.22	786,503	$66,600,000
Tax Withholdings
January 1, 2020 – January 31, 2020	—	$—	—	$—
February 1, 2020 – February 29, 2020	—	$—	—	$—
March 1, 2020 – March 31, 2020	61,594	$80.68	—	$—
Total	61,594	$80.68	—	$—

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

101

The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2020, formatted in Inline XBRL: (i) Consolidated Income Statements, (ii) Consolidated Statements of Comprehensive Income, (iii) Consolidated Balance Sheets, (iv) Consolidated Statements of Stockholders’ Equity, (v) Consolidated Statements of Cash Flows, and (vi) Notes to Consolidated Financial Statements tagged as blocks of text and including detailed tags.

Filed herewith.

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2020, formatted in Inline XBRL (included as Exhibit 101).	Filed herewith.

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

GRAND CANYON EDUCATION, INC.

Date: May 7, 2020	By:	/s/ Daniel E. Bachus
Daniel E. Bachus
Chief Financial Officer
(Principal Financial Officer)