Form 10-Q
period 2020-06-30
Grand Canyon Education, Inc.
filed 2020-08-04
CIK 1434588

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

or

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

The total number of shares of common stock outstanding as of July 31, 2020, was 47,281,676.

GRAND CANYON EDUCATION, INC.

FORM 10-Q

PART I – FINANCIAL INFORMATION

Item 1.Financial Statements

GRAND CANYON EDUCATION, INC.

Consolidated Income Statements

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands, except per share data)	2020	2019	2020	2019
Service revenue	$185,768	$174,820	$407,423	$372,107
Costs and expenses:
Technology and academic services	27,151	22,528	53,428	41,153
Counseling services and support	57,596	54,299	117,815	107,392
Marketing and communication	41,105	35,726	83,798	71,693
General and administrative	9,501	9,216	19,066	20,613
Amortization of intangible assets	2,105	2,179	4,210	3,865
Loss on transaction	—	(122)	—	3,966
Total costs and expenses	137,458	123,826	278,317	248,682
Operating income	48,310	50,994	129,106	123,425
Interest income on Secured Note	14,723	14,482	29,433	28,217
Interest expense	(1,073)	(2,907)	(2,619)	(5,493)
Investment interest and other	396	2,668	612	3,787
Income before income taxes	62,356	65,237	156,532	149,936
Income tax expense	15,346	14,125	38,137	25,581
Net income	$47,010	$51,112	$118,395	$124,355
Earnings per share:
Basic income per share	$1.00	$1.07	$2.51	$2.60
Diluted income per share	$1.00	$1.06	$2.49	$2.57
Basic weighted average shares outstanding	46,893	47,851	47,174	47,788
Diluted weighted average shares outstanding	47,151	48,313	47,457	48,307

The accompanying notes are an integral part of these consolidated financial statements.

GRAND CANYON EDUCATION, INC.

Consolidated Statements of Comprehensive Income

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands)	2020	2019	2020	2019
Net income	$47,010	$51,112	$118,395	$124,355
Other comprehensive income, net of tax:
Unrealized losses on hedging derivative, net of taxes of $35 for the three months ended June 30, 2019 and $70 for the six months ended June 30, 2019	—	(164)	—	(271)
Comprehensive income	$47,010	$50,948	$118,395	$124,084

The accompanying notes are an integral part of these consolidated financial statements.

GRAND CANYON EDUCATION, INC.

Consolidated Balance Sheets

	June 30,	December 31,
(In thousands, except par value)	2020	2019
	(Unaudited)
ASSETS:
Current assets
Cash and cash equivalents	$172,532	$122,272
Restricted cash and cash equivalents	—	300
Investments	14,691	21,601
Accounts receivable, net	20,553	48,939
Interest receivable on Secured Note	13	5,011
Income tax receivable	1,685	2,186
Other current assets	13,145	8,035
Total current assets	222,619	208,344
Property and equipment, net	124,066	119,734
Right-of-use assets	43,280	27,770
Secured Note receivable, net	1,039,912	969,912
Amortizable intangible assets, net	197,847	202,057
Goodwill	160,766	160,766
Other assets	1,794	1,706
Total assets	$1,790,284	$1,690,289
LIABILITIES AND STOCKHOLDERS’ EQUITY:
Current liabilities
Accounts payable	$19,901	$14,835
Accrued compensation and benefits	26,809	20,800
Accrued liabilities	20,033	16,771
Income taxes payable	38,281	6,576
Deferred revenue	7,709	20
Current portion of lease liability	4,709	3,084
Current portion of notes payable	33,144	33,144
Total current liabilities	150,586	95,230
Deferred income taxes, noncurrent	18,618	18,320
Other long term liability	8	13
Lease liability, less current portion	40,483	25,519
Notes payable, less current portion	91,202	107,774
Total liabilities	300,897	246,856
Commitments and contingencies
Stockholders’ equity
Preferred stock, $0.01 par value, 10,000 shares authorized; 0 shares issued and outstanding at June 30, 2020 and December 31, 2019	—	—
Common stock, $0.01 par value, 100,000 shares authorized; 53,225 and 53,054 shares issued and 47,306 and 48,105 shares outstanding at June 30, 2020 and December 31, 2019, respectively	532	531
Treasury stock, at cost, 5,919 and 4,949 shares of common stock at June 30, 2020 and December 31, 2019, respectively	(243,382)	(169,365)
Additional paid-in capital	276,330	270,923
Retained earnings	1,455,907	1,341,344
Total stockholders’ equity	1,489,387	1,443,433
Total liabilities and stockholders’ equity	$1,790,284	$1,690,289

The accompanying notes are an integral part of these consolidated financial statements.

GRAND CANYON EDUCATION, INC.

Consolidated Statement of Stockholders’ Equity

(In thousands)

(Unaudited)

	Six Months Ended June 30, 2020
						Accumulated
					Additional	Other
	Common Stock		Treasury Stock		Paid-in	Comprehensive	Retained
	Shares	Par Value	Shares	Cost	Capital	Loss	Earnings	Total
Balance at December 31, 2019	53,054	$531	4,949	$(169,365)	$270,923	$—	$1,341,344	$1,443,433
Cumulative effect from the adoption of accounting pronouncements, net of taxes of $1,168	—	—	—	—	—	—	(3,832)	(3,832)
Comprehensive income	—	—	—	—	—	—	118,395	118,395
Common stock purchased for treasury	—	—	898	(69,048)	—	—	—	(69,048)
Restricted shares forfeited	—	—	10	—	—	—	—	—
Share-based compensation	167	1	62	(4,969)	5,333	—	—	365
Exercise of stock options	4	—	—	—	74	—	—	74
Balance at June 30, 2020	53,225	$532	5,919	$(243,382)	$276,330	$—	$1,455,907	$1,489,387

	Six Months Ended June 30, 2019
						Accumulated
					Additional	Other
	Common Stock		Treasury Stock		Paid-in	Comprehensive	Retained
	Shares	Par Value	Shares	Cost	Capital	Loss	Earnings	Total
Balance at December 31, 2018	52,690	527	4,489	(125,452)	256,806	(453)	1,082,169	1,213,597
Comprehensive income	—	—	—	—	—	(271)	124,355	124,084
Common stock purchased for treasury	—	—	111	(10,340)	—	—	—	(10,340)
Restricted shares forfeited	—	—	14	—	—	—	—	—
Share-based compensation	152	1	68	(8,127)	5,184	—	—	(2,942)
Exercise of stock options	191	2	—	—	3,406	—	—	3,408
Balance at June 30, 2019	53,033	$530	4,682	$(143,919)	$265,396	$(724)	$1,206,524	$1,327,807

The accompanying notes are an integral part of these consolidated financial statements.

GRAND CANYON EDUCATION, INC.

Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended
	June 30,
(In thousands)	2020	2019
Cash flows provided by operating activities:
Net income	$118,395	$124,355
Adjustments to reconcile net income to net cash provided by operating activities:
Share-based compensation	5,334	5,185
Depreciation and amortization	10,300	9,065
Amortization of intangible assets	4,210	3,865
Deferred income taxes	1,466	1,373
Loss on transaction	—	3,966
Other, including fixed asset impairments	111	(285)
Changes in assets and liabilities:
Accounts receivable and interest receivable from university partners	33,384	41,056
Other assets	(5,234)	(2,220)
Right-of-use assets and lease liabilities	1,079	147
Accounts payable	2,846	(102)
Accrued liabilities	9,266	1,746
Income taxes receivable/payable	32,206	(8,812)
Deferred revenue	7,689	9,996
Net cash provided by operating activities	221,052	189,335
Cash flows used in investing activities:
Capital expenditures	(12,229)	(9,656)
Additions of amortizable content	(147)	(228)
Acquisition, net of cash acquired	—	(361,184)
Funding to GCU	(75,000)	(169,819)
Purchases of investments	—	(1,772)
Proceeds from sale or maturity of investments	6,799	56,897
Net cash used in investing activities	(80,577)	(485,762)
Cash flows (used in) provided by financing activities:
Principal payments on notes payable	(16,572)	(72,041)
Debt issuance costs	—	(2,385)
Proceeds from notes payable	—	243,750
Net borrowings from revolving line of credit	—	26,250
Repurchase of common shares including shares withheld in lieu of income taxes	(74,017)	(18,467)
Net proceeds from exercise of stock options	74	3,408
Net cash (used in) provided by financing activities	(90,515)	180,515
Net increase (decrease) in cash and cash equivalents and restricted cash	49,960	(115,912)
Cash and cash equivalents and restricted cash, beginning of period	122,572	182,013
Cash and cash equivalents and restricted cash, end of period	$172,532	$66,101
Supplemental disclosure of cash flow information
Cash paid for interest	$2,619	$4,837
Cash paid for income taxes	$1,850	$35,114
Supplemental disclosure of non-cash investing and financing activities
Purchases of property and equipment included in accounts payable	$2,689	$914
Allowance for credit losses of $5,000, net of taxes of $1,168 from adoption of ASU 2016-13	$3,832	$—
Lease adoption - recognition of right of use assets and lease liabilities	$—	$498
ROU Asset and Liability recognition	$15,510	$—

The accompanying notes are an integral part of these consolidated financial statements.

Grand Canyon Education, Inc.

Notes to Consolidated Financial Statements

(In thousands, except per share data)

1. Nature of Business

Grand Canyon Education, Inc. (together with its subsidiaries, the “Company” or “GCE”) is a publicly traded education services company dedicated to serving colleges and universities. GCE has developed significant technological solutions, infrastructure and operational processes to provide services to these institutions on a large scale. GCE’s most significant university partner is Grand Canyon University (“GCU”), an Arizona non-profit corporation, a comprehensive regionally accredited university that offers graduate and undergraduate degree programs, emphases and certificates across nine colleges both online and on ground at its campus in Phoenix, Arizona.

In January 2019, GCE began providing education services to numerous university partners across the United States, through our wholly owned subsidiary, Orbis Education, which we acquired, by merger on January 22, 2019 for $361,184, net of cash acquired (the “Acquisition”). Orbis Education works in partnership with a growing number of top universities and healthcare networks across the country to develop high-quality, career-ready graduates who enter the workforce and ease healthcare industry demands. Orbis Education offers four primary academic programs with site simulation and skill labs located near healthcare providers. Therefore, the results of operations for the six months ended June 30, 2019 include Orbis Education’s financial results for the period from January 22, 2019 to June 30, 2019. See Note 2 to our consolidated financial statements for a full description of the Acquisition.

2. Acquisition

On January 22, 2019, GCE acquired Orbis Education for $361,184 (inclusive of closing date adjustments and net of cash acquired). Orbis Education is an education services company that supports healthcare education programs for 25 university partners across the United States. Concurrent with the closing of the Acquisition, GCE entered into an amended and restated credit agreement and used $191,000 from the amended and restated credit agreement and $171,034 of operating cash on hand to complete the purchase. See Note 10 of our consolidated financial statements for a description of the amended and restated credit agreement. The fair value of the assets acquired, less the liabilities assumed exceeded the purchase price by $157,825 which was recorded as goodwill. Transaction costs for the Acquisition for the six months ended June 30, 2019 were $3,966, which are included in the loss on transaction in our consolidated income statement.

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

Subsequent to the closing of the Acquisition, the Company revised its allocation of the purchase price by $9,538 during the year ended December 31, 2019, primarily as the result of the tax effect of a lower tax basis in the acquired assets. The Company completed the allocation of the purchase price of the Acquisition as of December 31, 2019. The Company has consolidated the results of operations for Orbis Education since its Acquisition on January 22, 2019.

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

Restricted Cash and Cash Equivalents

Restricted cash and cash equivalents at December 31, 2019 represented cash pledged for leased office space, which was released during the six months ended June 30, 2020.

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

Arrangements with GCU

On July 1, 2018, the Company consummated an Asset Purchase Agreement (the “Asset Purchase Agreement”) with GCU. In conjunction with the Asset Purchase Agreement, we received a secured note from GCU as consideration for the transferred assets (the “Transferred Assets”) in the initial principal amount of $870,097 (the “Secured Note”). The Secured Note contains customary commercial credit terms, including affirmative and negative covenants applicable to GCU, and provides that the Secured Note bears interest at an annual rate of 6.0%, has a maturity date of June 30, 2025, and is secured by all of the assets of GCU. The Secured Note provides for GCU to make interest only payments during the term, with all principal and accrued and unpaid interest due at maturity and also provides that we may loan additional amounts to GCU to fund approved capital expenditures during the first three years of the term. As of June 30, 2020, the Company had loaned $169,815 to GCU, net of repayments, including $75.0 million in June 2020. The $75.0 million that was borrowed in June 2020 was repaid in July 2020. In connection with the closing of the Asset Purchase Agreement, the Company and GCU entered into a long-term master services agreement pursuant to which the Company provides identified technology and academic services, counseling services and support, marketing and communication services, and several back-office services to GCU in return for 60% of GCU’s tuition and fee revenue. Except for identified liabilities assumed by GCU, GCE retained responsibility for all liabilities of the business arising from pre-closing operations.

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

Costs that are capitalized include payroll and payroll-related costs for employees who are directly associated and spend time producing content and payments to faculty and subject matter experts involved in the process.  The Company starts capitalizing content costs when it begins to develop or to convert a particular course, resources have been assigned and a timeline has been set. The content asset is placed in service when all work is complete and the curriculum could be used for instruction. Capitalized content development assets are included in other assets in our consolidated balance sheets. The Company has concluded that the most appropriate method to amortize the deferred content assets is on a straight-line basis over the estimated life of the course, which is generally four years which corresponds with course’s review and major revision cycle. As of June 30, 2020, $1,041, net of amortization, of deferred content assets are included in other assets, long-term in the Company’s consolidated balance sheets and amortization is included in technical and academic services where the costs originated.

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

Business Combinations

The purchase price of an acquisition is allocated to the assets acquired, including tangible and intangible assets, and liabilities assumed, based on their respective fair values at the acquisition date. The excess of the fair value of the purchase price over the fair values of these identifiable assets and liabilities is recorded as goodwill. Transaction costs associated with business combinations are expensed as incurred and are recorded in the loss on transaction in the consolidated financial statements. The determination of the fair value and useful lives of the intangible assets acquired involves certain judgments and estimates. These judgements can include, but are not limited to, the cash flows that an asset is expected to generate in the future and the appropriate weighted average cost of capital. The net assets and result of operations of an acquired entity are included in the Company’s consolidated financial statements from the acquisition date.

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

In 2013, the Company entered into an interest rate corridor to manage its 30-Day LIBOR interest exposure related to its variable rate debt. In December 2019 this cash flow hedge expired. The fair value of the interest rate corridor instrument as of June 30, 2019 was $187, which was included in other assets. The fair value of the derivative instrument was determined using a hypothetical derivative transaction and Level 2 of the hierarchy of valuation inputs. This derivative instrument was originally designated as a cash flow hedge of variable rate debt obligations. The adjustment of $341 for the six months ended June 30, 2019, for the effective portion of the losses on the derivative was included as a component of other comprehensive income, net of taxes.

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

The Company’s receivables represent unconditional rights to consideration from our Services Agreements with our university partners. Accounts receivable, net is stated at net realizable value and contains billed and unbilled revenue. The Company utilizes the allowance method to provide for doubtful accounts based on its evaluation of the collectability of the amounts due. There have been no amounts written off and no reserves established as of June 30, 2020 given historical collection experience. The Company will continue to review and revise its allowance methodology based on its collection experience with its partners.

For our partners with unbilled revenue, revenue recognition occurs in advance of billings. Billings for some university partners do not occur until after the service period has commenced and final enrollment information is available. Our unbilled revenue of $7,275 as of June 30, 2020 are included in accounts receivable in our consolidated

Grand Canyon Education, Inc.

Notes to Consolidated Financial Statements

(In thousands, except per share data)

balance sheets. Deferred revenue represents the excess of amounts received as compared to amounts recognized in revenue on our consolidated statements of income as of the end of the reporting period, and such amounts are reflected as a current liability on our consolidated balance sheets. We generally receive payments for our services billed within 30 days of invoice. These payments are recorded as deferred revenue until the services are delivered and revenue is recognized.

Allowance for Credit Losses

The Company records our accounts receivable and Secured Note receivable at the net amount expected to be collected. Our accounts receivable are derived through education services provided to university partners. Our Secured Note receivable was derived through the sale of university related assets to our most significant university partner, GCU. The Company maintains an allowance for credit losses resulting from our university partners not making payments. The Company determines the adequacy of the allowance by periodically evaluating each university partners balance, considering their financial condition and credit history, and considering current and forecasted economic conditions. Since our transition to an education services company on July 1, 2018, and continued growth to 25 university partners, the Company has no credit losses with any of our university partners. In the first quarter of 2020, the Company adopted ASU 2016-13, Financial Instruments – Credit Losses: Measurement of Credit Losses on Financial Instruments using a modified retrospective approach. This model requires consideration of a broader range of reasonable and supportable information and requires the Company to estimate expected credit losses including a measure of the expected risk of credit loss even if that risk is remote over the lifetime of the asset. Upon adoption, the Company recorded a reserve of $5,000 on its long-term Secured Note receivable. The cumulative effect for the Company upon adoption of this new standard was $3,832, net of taxes of $1,168. Bad debt expense is recorded as a technology and academic services expense in the consolidated income statement. The Company will continue to actively monitor the impact of the COVID-19 pandemic on expected credit losses.

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

Concentration of Credit Risk

The Company believes the credit risk related to cash equivalents and investments is limited due to its adherence to an investment policy that requires investments to have a minimum BBB rating, depending on the type of security, by one major rating agency at the time of purchase. All of the Company’s cash equivalents and investments as of June 30, 2020 and December 31, 2019 consist of investments rated BBB or higher by at least one rating agency. Additionally, the Company utilizes more than one financial institution to conduct initial and ongoing credit analysis on its investment portfolio to monitor and lower the potential impact of market risk associated with its cash equivalents and investment portfolio. The Company is also subject to credit risk for its accounts receivable balance. The Company has not experienced any losses on receivables since July 1, 2018, the date the Company transitioned to an educational service provider. To manage accounts receivable risk, the Company maintains an allowance for doubtful accounts, if needed. Our dependence on our most significant university partner, with 87.0% and 89.7% of total service revenue for the six-month periods ended June 30, 2020 and 2019, respectively, subjects us to the risk that declines in our customer’s operations would result in a sustained reduction in service revenue and interest income on the Secured Note for the Company.

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

Accounting Pronouncements Adopted in 2020

In June 2016, the FASB issued ASU 2016-13, Financial Instruments – Credit Losses: Measurement of Credit Losses on Financial Instruments. Under this guidance, the Company is required to utilize an “expected credit loss model” on certain financial instruments, including receivables and the Secured note receivable. This model requires consideration of a broader range of reasonable and supportable information and requires the Company to estimate expected credit losses including a measure of the expected risk of credit loss even if that risk is remote over the lifetime of the asset. The standard is effective for fiscal years, and interim periods within those years, beginning after December 15, 2019. Accordingly, the standard was adopted by the Company as of January 1, 2020 using a modified retrospective approach. Upon adoption, the Company recorded a reserve of $5,000 on its long-term Secured Note receivable. The cumulative effect for the Company upon adoption of this new standard was $3,832, net of tax. The adoption of this guidance did not have a material impact on the Company’s financial condition, results of operations or statements of cash flows. The Company will continue to actively monitor the impact of the COVID-19 pandemic on expected credit losses.

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

In March 2020, the FASB issued ASU No. 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting. The amendments in this update provide optional guidance for a limited period of time to ease the potential burden in accounting for (or recognizing the effect of) reference rate reform on financial reporting. It provides optional expedients and exceptions for applying generally accepted accounting

Grand Canyon Education, Inc.

Notes to Consolidated Financial Statements

(In thousands, except per share data)

principles to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. The amendments in this update are effective for all entities as of March 12, 2020 through December 31, 2022. The Company plans to elect the optional expedient for its credit facility by prospectively adjusting the effective interest rate if the cessation of the London Interbank Offered Rate (LIBOR) occurs. The Company does not believe the adoption of the reference rate reform will have a material impact on the Company’s financial condition, results of operations or statements of cash flows.

The Company has determined that no other recent accounting pronouncements apply to its operations or could otherwise have a material impact on its consolidated financial statements.

4. Investments

The Company classifies its investments as trading. At June 30, 2020 and December 31, 2019, the Company had $14,691 and $21,601, respectively, of investments. These investments were held in municipal and corporate securities as of June 30, 2020 and December 31, 2019.

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Denominator:
Basic weighted average shares outstanding	46,893	47,851	47,174	47,788
Effect of dilutive stock options and restricted stock	258	462	283	519
Diluted weighted average shares outstanding	47,151	48,313	47,457	48,307

Diluted weighted average shares outstanding excludes the incremental effect of unvested restricted stock and shares that would be issued upon the assumed exercise of stock options in accordance with the treasury stock method. For the three month periods ended June 30, 2020 and 2019, approximately 81 and 0, respectively, and for the six month periods ended June 30, 2020 and 2019, approximately 182 and 0, respectively, of the Company’s restricted stock awards outstanding were excluded from the calculation of diluted earnings per share as their inclusion would have been anti-dilutive. These options and restricted stock awards could be dilutive in the future.

6. Allowance for Credit Losses

	Balance at			Balance at
	Beginning of	Charged to	Deductions/	End of
	Period (1)	Expense	Transfers (2)	Period
Allowance for credit losses
Six months ended June 30, 2020	$5,000	—	—	$5,000
Six months ended June 30, 2019	$—	—	—	$—

Grand Canyon Education, Inc.

Notes to Consolidated Financial Statements

(In thousands, except per share data)

(1)	Represents the cumulative effect of the adoption of ASU No. 2016-13 on the Secured Note receivable.
(2)	Deductions represent accounts written off, net of recoveries.

7. Property and Equipment

Property and equipment consist of the following:

	June 30,	December 31,
	2020	2019
Land	$5,579	$5,579
Land improvements	2,242	2,242
Buildings	51,399	51,399
Buildings and leasehold improvements	12,504	11,691
Computer equipment	98,563	95,020
Furniture, fixtures and equipment	12,508	10,423
Internally developed software	42,536	37,175
Construction in progress	4,440	3,238
	229,771	216,767
Less accumulated depreciation and amortization	(105,705)	(97,033)
Property and equipment, net	$124,066	$119,734

8. Intangible Assets

Amortizable intangible assets consist of the following as of:

	June 30, 2020
	Estimated	Gross		Net
	Average Useful	Carrying	Accumulated	Carrying
	Life (in years)	Amount	Amortization	Amount
University partner relationships	25	$210,000	(12,153)	$197,847
Trade names	1	280	(280)	—
Total amortizable intangible assets, net		$210,280	(12,433)	$197,847

Amortization expense for university partner relationships and trade names for the years ending December 31:

2020	$4,210
2021	8,419
2022	8,419
2023	8,419
2024	8,419
Thereafter	159,961
$197,847

9. Leases

The Company has operating leases for classroom site locations, office space, office equipment, and optical fiber communication lines. These leases have terms that range from 9 months to 10 years. At lease inception, we determine the lease term by assuming no exercises of renewal options, due to the Company’s constantly changing geographical needs for its university partners. Leases with an initial term of 12 months or less are not recorded in the consolidated balance sheets and we recognize lease expense for these leases on a straight-line basis over the lease term. The

Grand Canyon Education, Inc.

Notes to Consolidated Financial Statements

(In thousands, except per share data)

Company had operating lease costs of $3,055 and $1,507 for the six-month periods ended June 30, 2020 and 2019, respectively.

As of June 30, 2020, the Company had $17,416 of non-cancelable operating lease commitments for classroom site locations, that had not yet commenced. These operating leases will commence in 2020 with an average lease term of 9.25 years. The Company’s weighted-average remaining lease term relating to its operating leases is 8.83 years, with a weighted-average discount rate of 3.72%. As of June 30, 2020, the Company had no financing leases.

Future payment obligations with respect to the Company’s operating leases, which were existing at June 30, 2020, by year and in the aggregate, are as follows:

Year Ending December 31,	Amount
2020	$2,946
2021	6,499
2022	6,392
2023	5,817
2024	5,422
Thereafter	25,971
Total lease payments	$53,047
Less interest	7,855
Present value of lease liabilities	$45,192

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

The Company entered into a further amendment for the credit facility on October 31, 2019. This amendment increased the revolving commitment by $68,750 to $150,000, while reducing the term loan by the same $68,750 to $150,625. The Company concluded that this amendment is considered a loan modification. The amended and restated credit agreement contains standard covenants that, among other things, restrict the Company’s ability to incur additional debt or make certain investments, and require the Company to achieve certain financial ratios and maintain certain financial conditions. The Company’s obligations under the credit facility are secured by its assets, including all rights,

Grand Canyon Education, Inc.

Notes to Consolidated Financial Statements

(In thousands, except per share data)

benefits and payments under the Secured Note and the Master Services Agreement. As of June 30, 2020, the Company is in compliance with its debt covenants.

	As of June 30,	As of December 31,
	2020	2019
Notes Payable
Note payable, quarterly payment of $8,368 starting December 31, 2019; interest at 30-Day LIBOR plus 2.00% (2.17% at June 30, 2020) through January 22, 2024	$124,346	$140,918
Revolving line of credit; interest at 30-Day LIBOR plus 2.0% (2.17% at June 30, 2020)	—	—
	124,346	140,918
Less: Current portion	33,144	33,144
	$91,202	$107,774

Payments due under the notes payable obligations are as follows as of June 30, 2020:

2020	$16,572
2021	33,144
2022	33,144
2023	33,145
2024	8,341
Total	$124,346

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

12. Share-Based Compensation

Incentive Plan

Prior to June 2017, the Company made grants of restricted stock and stock options under its 2008 Equity Incentive Plan (the “2008 Plan”). In January 2017, the Board of Directors of the Company approved, and at the Company’s 2017 annual meeting of stockholders held on June 14, 2017, the Company’s stockholders adopted, a 2017 Equity Incentive Plan (the “2017 Plan”) under which a maximum of 3,000 shares may be granted. As of June 30, 2020, 1,598 shares were available for grants under the 2017 Plan. All grants of equity incentives made after June 2017 have been made from the 2017 Plan.

Restricted Stock

During the six months ended June 30, 2020, the Company granted 164 shares of common stock with a service vesting condition to certain of its executives, officers and employees. The restricted shares have voting rights and vest in five annual installments of 20%, with the first installment vesting in March of the calendar year following the date of grant (the “first vesting date”) and subsequent installments vesting on each of the four anniversaries of the first vesting date. Upon vesting, shares will be held in lieu of taxes equivalent to the minimum statutory tax withholding required to be paid when the restricted stock vests. During the six months ended June 30, 2020, the Company withheld 62 shares of common stock in lieu of taxes at a cost of $4,969 on the restricted stock vesting dates. In June 2020, following the annual stockholders meeting, the Company granted 3 shares of common stock to the non-employee members of the Company’s Board of Directors. The restricted shares granted to these directors have voting rights and vest on the earlier of (a) the one year anniversary of the date of grant or (b) immediately prior to the following year’s annual stockholders’ meeting. A summary of the activity related to restricted stock granted under the Company’s Incentive Plan since December 31, 2019 is as follows:

		Weighted Average
	Total	Grant Date
	Shares	Fair Value per Share
Outstanding as of December 31, 2019	422	$76.43
Granted	167	$84.31
Vested	(155)	$65.06
Forfeited, canceled or expired	(10)	$85.74
Outstanding as of June 30, 2020	424	$83.45

Grand Canyon Education, Inc.

Notes to Consolidated Financial Statements

(In thousands, except per share data)

Stock Options

During the six months ended June 30, 2020, no options were granted. A summary of the activity since December 31, 2019 related to stock options granted under the Company’s Incentive Plan is as follows:

	Summary of Stock Options Outstanding
		Weighted	Weighted
		Average	Average
		Exercise	Remaining	Aggregate
	Total	Price per	Contractual	Intrinsic
	Shares	Share	Term (Years)	Value ($)(1)
Outstanding as of December 31, 2019	232	$15.42
Granted	—	$—
Exercised	(4)	$20.29
Forfeited, canceled or expired	—	$—
Outstanding as of June 30, 2020	228	$15.34	0.69	$17,096
Exercisable as of June 30, 2020	228	$15.34	0.69	$17,096
(1)	Aggregate intrinsic value represents the value of the Company’s closing stock price on June 30, 2020 ($90.53) in excess of the exercise price multiplied by the number of shares underlying options outstanding or exercisable, as applicable.

Share-based Compensation Expense

The table below outlines share-based compensation expense for the six months ended June 30, 2020 and 2019 related to restricted stock and stock options granted:

	2020	2019
Technology and academic services	$1,026	$861
Counseling services and support	2,694	2,649
Marketing and communication	50	41
General and administrative	1,564	1,634
Share-based compensation expense included in operating expenses	5,334	5,185
Tax effect of share-based compensation	(1,334)	(1,296)
Share-based compensation expense, net of tax	$4,000	$3,889

13. Treasury Stock

In July 2020, the Board of Directors increased the authorization under its existing stock repurchase program by $50,000 to a total of $300,000 in aggregate of common stock it can repurchase, from time to time, depending on market conditions and other considerations. The expiration date on the repurchase authorization is December 31, 2021. Repurchases occur at the Company’s discretion. Repurchases may be made in the open market or in privately negotiated transactions, pursuant to the applicable Securities and Exchange Commission rules. The amount and timing of future share repurchases, if any, will be made as market and business conditions warrant. During the six months ended June 30, 2020 the Company repurchased 898 shares of common stock at an aggregate cost of $69,048. At June 30, 2020, there remained $58,268 available under its current share repurchase authorization, prior to the increase made in July. Shares repurchased in lieu of taxes are not included in the repurchase plan totals as they were approved in conjunction with the restricted share awards.

Grand Canyon Education, Inc.

Notes to Consolidated Financial Statements

(In thousands, except per share data)

14. Subsequent Event

In March 2020, the World Health Organization declared COVID-19 a global pandemic. This contagious outbreak and the related adverse public health developments, including orders to shelter-in-place, travel restrictions and mandated non-essential business closures, have adversely affected our business, primarily through reduced ancillary revenue at our most significant university partner, GCU and as a result of certain of Orbis Education’s partner institution’s students deferring the start of their program from the Summer semester to the Fall semester. There is a risk that not all of the students interested in starting their program in the Fall will be able to given potential constraints on the availability of clinical rotations. These recent developments are expected to result in lower education service revenue and lower operating income and margins in the third and fourth quarters of 2020. At this time there remains considerable uncertainty around the duration of the COVID-19 pandemic. If some of our university partners are not able to allow their students to return to their campus locations in the Fall of 2020, this will have a further impact on our service revenue, operating income and margins. These factors, or material changes in the fair value of the collateral underlying our Secured Note receivable and accounts receivable could also materially impact the allowance for expected credit losses on our Secured Note receivable and our accounts receivable. However, the related financial impact and duration of the COVID-19 pandemic cannot be reasonably estimated at this time.

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

In January 2019, GCE began providing education services to numerous university partners across the United States, through our wholly owned subsidiary, Orbis Education, which we acquired on January 22, 2019. See Note 2 - Acquisition to consolidated financial statements for a full description of the Acquisition. Orbis Education works in partnership with a growing number of top universities and healthcare networks across the country to develop high-quality, career-ready graduates who enter the workforce and ease healthcare industry demands. Orbis Education offers four primary academic programs with site simulation and skill labs located near healthcare providers. Therefore, the results of operations for the six months ended June 30, 2019 include Orbis Education’s financial results for the period from January 22, 2019 to June 30, 2019.

SIGNIFICANT DEVELOPMENTS

Impact of COVID-19

In March 2020, the World Health Organization declared the novel coronavirus outbreak (“COVID-19”) a global pandemic. This contagious outbreak, which has continued to spread, and the related adverse public health developments, including orders to shelter-in-place, travel restrictions and mandated non-essential business closures, have adversely affected workforces, organizations, customers, economies and financial markets globally, leading to an economic downturn and increased market volatility. It has also disrupted the normal operations of many businesses, including ours, and our university partners. Due to the economic disruption caused by the COVID-19 pandemic, the National Bureau of Economic Research announced in June 2020 that the United States entered into a recession in February 2020.

The Company has a long-term master services agreement pursuant to which the Company provides education services to its most significant university partner, GCU, in return for 60% of GCU’s tuition and fee revenues, which includes fee revenues from room, board, and other ancillary businesses including a student-run golf course and hotel. GCU has three types of students, traditional ground university students attending class on its campus in Phoenix, Arizona and of which approximately 70% live on campus in university owned residence halls, professional studies students who are working adult students that attend class one night a week on the Phoenix campus, and online students that attend class fully online.

This outbreak, as well as measures taken to contain the spread of COVID-19, has impacted GCU’s students and its business in a number of ways. Beginning in March 2020, GCU’s programs for its professional studies students and its traditional ground university students were immediately converted to an online learning environment and residential students were strongly encouraged to move off campus. Given the Company’s historical experience delivering online education services and the fact that all of GCU’s students and faculty use the university’s online learning management system for at least some of the coursework, the transition thus far has been seamless and thus, the university has not incurred a significant decrease in tuition revenue or significant increase in costs associated with this transition. In addition, the following impacts from the COVID-19 pandemic have served to reduce GCU’s non-tuition revenue during its Spring and Summer semesters and, consequently, the service revenues we earn under the master services agreement:

●	Traditional ground university students who elected to move off campus near the end of the Spring semester received partial refunds for dormitory and meal payments, which reduced GCU’s revenue and thus the service revenues earned by the Company in the last nine days of March and the month of April;

●	Ancillary businesses operated by GCU such as its hotel and merchandise shops were closed in late March, which reduced and will continue to reduce GCU’s revenues and thus the service revenues earned by the Company until these businesses are reopened;

●	Summer semester classes were moved to an online environment and limited residential students remained on campus during the Summer semester;

●	GCU’s doctoral students are required to attend two residencies on the university’s campus and at its hotel in Phoenix, Arizona as part of their dissertation. On an annual basis approximately 3,000 learners attend the week-long residency, most of whom have historically attended in the Summer. Most of the residencies that were scheduled for the last week of March through the end of July were cancelled and it is likely that most of the residencies through the end of the calendar year will also be cancelled.

On July 17, 2020, GCU announced its plans for the traditional campus Fall semester. Those plans include moving back the start of instruction for the Fall semester from August 24, 2020 to September 7, 2020, beginning the semester with online instruction for all students, providing for residential students to move in during the week of September 21, 2020, beginning face-to-face instruction on September 28, 2020, eliminating some holiday breaks, and adding an additional week of instruction in December. The change in the start date for GCU’s ground traditional students will have the effect of moving tuition revenue for all GCU traditional students, and certain ancillary revenue for residential students, from the 3rd quarter of 2020 to the 4th quarter of 2020, and the change in the move-in date for GCU’s residential students will reduce Fall semester room and board revenue for the university by three weeks.

Although the complete financial impact of COVID-19 on GCU’s Fall semester enrollment will not be known until it begins the Fall semester, it is currently anticipated that GCU’s ground traditional enrollment will be higher than initially anticipated but that the number of students living on campus in the Fall semester will be less as a significant number of students have informed the university that they plan to take all of their Fall semester courses online and remain at home given COVID-19 health concerns. The changes described above at GCU will impact the Company’s service revenue under its Master Services Agreement with GCU.

The Company also has long-term services agreements with numerous university partners across the United States through its wholly owned subsidiary, Orbis Education. Orbis Education offers four primary academic programs with site simulation and skill labs located near healthcare providers. The majority of Orbis Education university partners’ students are studying in the Accelerated Bachelor of Science in Nursing program which is offered in a 12-16 month format in three or four academic semesters. The Spring semester was completed without interruption and each university partner is in its Summer semester. Some students who were scheduled to start their program in the Summer semester delayed their start until the Fall semester which resulted in slightly lower enrollments and revenues in the Summer semester.

Although the complete financial impact of COVID-19 on our other university partners’ Fall semester enrollment will not be known until they begin the Fall semester, it is currently anticipated that all university partners will begin their Fall semesters on schedule and that new student starts in the Fall semester will meet or exceed our initial estimates. However, we expect total Fall enrollment to be less than initially anticipated; while additional students would like to start the program in the Fall semester, in most cases the university partner or hospital partner are not comfortable increasing the Fall cohort size to make up for the students that deferred their start from the Summer semester to the Fall semester primarily due to concerns around the availability of clinical rotations.

As a result of the items mentioned above, we expect lower service revenue for the third quarter of 2020 under both the Master Services Agreement with GCU and under the Orbis Education’s services agreements with our other university partners. In addition, due to the limited operating expenses that we incur to deliver those services, we expect there to be a direct reduction in our operating profit and operating margins.

The COVID-19 outbreak also presents operational challenges to the Company as approximately 90% of our entire workforce is currently working remotely and is expected to continue doing so for the foreseeable future. This degree of remote working could increase risks in the areas of internal control, cyber security and the use of remote technology, which could result in interruptions or disruptions in normal operational processes.

It is not possible for us to completely predict the duration or magnitude of the adverse results of the COVID-19 pandemic and its effects on our business, results of operations or financial condition at this time, but such effects may be material in future quarters. If GCU is not able to fully open its campus to its traditional residential students for the Fall academic semester, now commencing in late September 2020, that will have a material impact on GCU’s revenue and thus the service revenue earned by the Company. Any decision by a number of the Orbis Education’s university partners to cancel or postpone the Fall semester would also have a material impact on the service revenue earned by the Company.

We estimate that the shift in net revenue from the third quarter to the fourth quarter as a result of the shift in the start date of the GCU Fall semester is $9.9 million lower revenue in the third quarter and $9.9 million higher revenue in the fourth quarter. We estimate that the potential reduction in net revenue attributable to COVID-19, even assuming that all of our university partners including GCU starts and completes their Fall semesters as planned, will be approximately $20 million in the second half of 2020, $13.1 million in the third quarter and $6.9 million in the fourth quarter with a comparable reduction in operating profit during each period.

Critical Accounting Policies and Use of Estimates

Our critical accounting policies are disclosed in the 2019 Form 10-K for the fiscal year ended December 31, 2019. During the six months ended June 30, 2020, there have been no significant changes in our critical accounting policies.

Results of Operations

The following table sets forth certain income statement data as a percentage of net revenue for each of the periods indicated. Amortization of intangible assets and the loss on transaction have been excluded from the table below:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Costs and expenses
Technology and academic services	14.6%	12.9%	13.1%	11.1%
Counseling services and support	31.0	31.1	28.9	28.9
Marketing and communication	22.1	20.4	20.6	19.3
General and administrative	5.1	5.3	4.7	5.5

Three Months Ended June 30, 2020 Compared to Three Months Ended June 30, 2019

Service revenue. Our service revenue for the three months ended June 30, 2020 was $185.8 million, an increase of $11.0 million, or 6.3%, as compared to service revenue of $174.8 million for the three months ended June 30, 2019. The increase year over year in service revenue was primarily due to an increase in university partner enrollments between years of 8.2% partially offset by a decrease in revenue per student year over year. Partner enrollments in programs serviced by Orbis Education at June 30, 2020 were 3,720, an increase of 12.2% over 3,316 enrollments at June 30, 2019, while enrollments at GCU grew to 94,606, an increase of 8.0%. The decrease in revenue per student is primarily due to the reduced Spring and Summer semester ancillary revenues at GCU resulting from COVID-19 and the fact that there were two less revenue producing days for GCU’s ground campus Spring semester in the second quarter of 2020 as compared to the second quarter of 2019 partially offset by the following factors (described below) that have historically produced an increase in revenue per student year over year. The partnership agreements that were acquired as part of the Orbis Education acquisition generally generate a higher revenue per student than our agreement with GCU as these agreements generally have a higher percentage of service revenue, the partners have higher tuition rates than GCU and the majority of these students are studying in the Accelerated Bachelor of Science in Nursing program so these students take on average more credits per semester. In addition, Orbis Education had five more locations opened in the second quarter of 2020 than it did in the prior year period, resulting in a 24.2% year over year increase in Orbis Education revenues.

Technology and academic services. Our technology and academic services expenses for the three months ended June 30, 2020 were $27.2 million, an increase of $4.7 million, or 20.5%, as compared to technology and academic services expenses of $22.5 million for the three months ended June 30, 2019. These increases were primarily due to increases in employee compensation and related expenses including share-based compensation, and in occupancy and depreciation including lease expenses of $3.9 million and $1.0 million, respectively, partially offset by a slight decrease in technology and academic supply costs of $0.2 million. These increases were primarily due to increased headcount to support our 24 university partners, and their increased enrollment growth, tenure-based salary adjustments, an increase in benefit costs, and the increased number of Orbis Education site location openings year over year. Our technology and academic services expenses as a percentage of net revenue increased 1.7% to 14.6% for the three months ended June 30, 2020, from 12.9% for the three months ended June 30, 2019 primarily due to the Orbis Education university partnership agreements requiring a higher level of technology and academic services than our agreement with GCU and due to the reduced Spring and Summer semester ancillary revenues at GCU resulting from COVID-19. Additionally, Orbis Education is incurring costs related to the planned opening of seven new locations in Fall 2020 and four more in the Spring of 2021 as compared to the five locations that were opened in the same period in the prior year.

Counseling services and support. Our counseling services and support expenses for the three months ended June 30, 2020 were $57.6 million, an increase of $3.3 million, or 6.1%, as compared to counseling services and support expenses of $54.3 million for the three months ended June 30, 2019. These increases were primarily attributable to increases in employee compensation and related expenses including share-based compensation, and in depreciation, amortization and occupancy costs of $5.1 million and $0.4 million, respectively, partially offset by a decrease in other counseling services and support expenses of $2.2 million. The increases in employee compensation and related expenses were primarily due to increased headcount to support our 24 university partners, and their increased enrollment growth, tenure-based salary adjustments, an increase in benefit costs, and the increased number of Orbis Education site location openings year over year. The decrease in other counseling services and support expenses is primarily the result of decreased travel costs to service our 24 university partners. All non-essential travel ceased when the COVID-19 national emergency was announced in mid-March. Our counseling services and support expenses as a percentage of net revenue decreased 0.1% to 31.0% for the three months ended June 30, 2020, from 31.1% for the three months ended June 30, 2019 primarily due to our ability to leverage our other counseling services and support expenses across an increasing revenue base partially offset by the reduced Spring and Summer semester ancillary revenues at GCU resulting from COVID-19.

Marketing and communication. Our marketing and communication expenses for the three months ended June 30, 2020 were $41.1 million, an increase of $5.4 million, or 15.1%, as compared to marketing and communication expenses of $35.7 million for the three months ended June 30, 2019. This increase was primarily attributable to the increased cost to market our university partners’ programs and due to the marketing of new university partners and new locations which resulted in increased advertising of $5.4 million. Our marketing and communication expenses as a percentage of net revenue increased by 1.7% to 22.1% for the three months ended June 30, 2020, from 20.4% for the three months ended June 30, 2019, primarily due to the increase in the number of new university partners and locations opening in the Fall of 2020 and Spring of 2021 as compared to the same period in the prior year and due to the reduced Spring and Summer semester ancillary revenues at GCU resulting from COVID-19.

General and administrative. Our general and administrative expenses for the three months ended June 30, 2020 were $9.5 million, an increase of $0.3 million, or 3.1%, as compared to general and administrative expenses of $9.2 million for the three months ended June 30, 2019. This increase was primarily due to increases in occupancy and depreciation of $0.3 million and an increase in professional fees of $0.2 million, partially offset by a decrease in other general and administrative expenses of $0.2 million. Our increases in occupancy and depreciation are primarily related to the expansion of office space at our Orbis Education headquarters in Indianapolis, Indiana. Our general and administrative expenses as a percentage of net revenue decreased by 0.2% to 5.1% for the three months ended June 30, 2020, from 5.3% for the three months ended June 30, 2019 due to our ability to leverage our other general and administrative expenses across an increasing revenue base partially offset by the reduced Spring and Summer semester ancillary revenues at GCU resulting from COVID-19.

Amortization of intangible assets. Amortization of intangible assets for the three months ended June 30, 2020 was $2.1 million a decrease of $0.1 million as compared to amortization of intangible assets for the three months ended June 30, 2019 of $2.2 million. As a result of the Orbis Education acquisition, certain identifiable intangible assets were created (primarily customer relationships) that will be amortized over their expected lives.

Loss on transaction. $0.1 million of transaction expenses were reversed in the three months ended June 30, 2019 related to the GCU transaction.

Interest income on Secured Note. Interest income on the secured note from GCU in the initial principal amount of $870.1 million (the “Secured Note”) for the three months ended June 30, 2020 was $14.7 million, an increase of $0.2 million, or 1.7%, as compared to $14.5 million for the three months ended June 30, 2019. The Secured Note bears interest at 6% annually, and GCU makes monthly interest payments. The increase over the prior year was primarily due to an increase in the average principal balance of the Secured Note between periods due to net capital expenditure loans made to GCU under the Secured Note during the past twelve months.

Interest expense. Interest expense was $1.1 million for the three months ended June 30, 2020, a decrease of $1.8 million, as compared to interest expense of $2.9 million for the three months ended June 30, 2019. The decrease in interest expense was primarily due to a decline in the average credit facility outstanding balance between periods due to the paydown of the credit facility during the past twelve months and an interest rate reduction of approximately 150 basis points since the end of 2019.

Investment interest and other. Investment interest and other for the three months ended June 30, 2020 was $0.4 million, a decrease of $2.3 million, as compared to $2.7 million in the three months ended June 30, 2019. This decrease was primarily attributable to a decline in interest income on excess cash as the average investment balance declined year over year and lower interest rates.

Income tax expense. Income tax expense for the three months ended June 30, 2020 was $15.3 million, an increase of $1.2 million, or 8.6%, as compared to income tax expense of $14.1 million for the three months ended June 30, 2019. This increase was the result of an increase in our effective tax rate between periods, partially offset by a decrease in taxable income. Our effective tax rate was 24.6% during the second quarter of 2020 compared to 21.7% during the second quarter of 2019. In the second quarter of 2020, the effective tax rate was impacted by higher state taxes and lower excess tax benefits of nil in the second quarter of 2020 as compared to $2.2 million in the same period in 2019 due to a lower stock price and lower stock option exercises in the second quarter of 2020. The inclusion of excess tax benefits and deficiencies as a component of our income tax expense will increase volatility within our provision for income taxes as the amount of excess tax benefits or deficiencies from share-based compensation awards are dependent on our stock price at the date the restricted awards vest, our stock price on the date an option is exercised, and the quantity of options exercised. Our restricted stock vests in March each year so the favorable benefit will primarily impact the first quarter each year.

Net income. Our net income for the three months ended June 30, 2020 was $47.0 million, a decrease of $4.1 million, or 8.0%, as compared to $51.1 million for the three months ended June 30, 2019, due to the factors discussed above.

Six Months Ended June 30, 2020 Compared to Six Months Ended June 30, 2019

Service revenue. Our service revenue for the six months ended June 30, 2020 was $407.4 million, an increase of $35.3 million, or 9.5%, as compared to service revenue of $372.1 million for the six months ended June 30, 2019. The increase year over year in service revenue was primarily due to an increase in university partner enrollments between years of 8.2% and an increase in revenue per student year over year. Partner enrollments in programs serviced by Orbis Education at June 30, 2020 were 3,720, an increase of 12.2% over 3,316 enrollments at June 30, 2019, while enrollments at GCU grew to 94,606, an increase of 8.0%. The increase in revenue per student is primarily due to the following factors (described below). The partnership agreements that were acquired as part of the Orbis Education acquisition generally generate a higher revenue per student than our agreement with GCU as these agreements generally have a higher percentage of service revenue, the partners have higher tuition rates than GCU and the majority of these students are studying in the Accelerated Bachelor of Science in Nursing program so these students take on average more credits per semester. Also, we generated slightly more Spring semester revenues in the first half of 2020 as compared to the first half of 2019 due to the timing of the Orbis Education acquisition on January 22, 2019, due to 2020 being a Leap Year and thus providing an extra day of revenue in 2020 as compared to 2019, and because our most significant university partner, GCU, had residential student enrollment growth year over year of 10.0% and residential students generate higher revenue per student than other GCU students due to ancillary revenues such as room and board. In addition, Orbis Education had five more locations opened in the second quarter of 2020 than it did in the prior year period, resulting in a 37.6% year over year increase in Orbis Education revenues. This was partially offset by reduced Spring and Summer semester ancillary revenues at GCU resulting from COVID-19.

Technology and academic services. Our technology and academic services expenses for the six months ended June 30, 2020 were $53.4 million, an increase of $12.2 million, or 29.8%, as compared to technology and academic services expenses of $41.2 million for the six months ended June 30, 2019. These increases were primarily due to increases in employee compensation and related expenses including share-based compensation and in occupancy and depreciation including lease expenses of $10.1 million and $2.2 million, respectively, partially offset by a slight decrease of $0.1 million in other technology and academic supply costs. These increases were primarily due to increased headcount to support our 24 university partners, and their increased enrollment growth, tenure-based salary adjustments, an increase in benefit costs, the timing of the Orbis Education acquisition and the increased number of sites between years. Our technology and academic services expenses as a percentage of net revenue increased 2.0% to 13.1% for the six months ended June 30, 2020, from 11.1% for the six months ended June 30, 2019 primarily due to the Orbis Education university partnership agreements requiring a higher level of technology and academic services than our agreement with GCU and due to the reduced Spring and Summer semester ancillary revenues at GCU resulting from COVID-19. Additionally, Orbis Education is incurring costs related to the planned opening of seven new locations in Fall 2020 and four more in the Spring of 2021 as compared to the five locations that were opened in the same period in the prior year.

Counseling services and support. Our counseling services and support expenses for the six months ended June 30, 2020 were $117.8 million, an increase of $10.4 million, or 9.7%, as compared to counseling services and support expenses of $107.4 million for the six months ended June 30, 2019. These increases were primarily attributable to increases in employee compensation and related expenses including share-based compensation and in depreciation, amortization and occupancy costs of $12.3 million and $0.7 million, respectively, partially offset by a decrease in other counseling services and support expenses of $2.6 million. The increases in employee compensation and related expenses were primarily due to increased headcount to support our 24 university partners, and their increased enrollment growth, tenure-based salary adjustments, an increase in benefit costs, the timing of the Orbis Education acquisition and the increased number of Orbis Education site location openings year over year. The decrease in other counseling services and support expenses is primarily the result of decreased travel costs to service our 24 university partners. All non-essential travel ceased when the COVID-19 national emergency was announced in mid-March. Our counseling services and support expenses as a percentage of net revenue stayed flat at 28.9% for both the six months ended June 30, 2020 and 2019 primarily due to our ability to leverage our other counseling services and support expenses across an increasing revenue base partially offset by the reduced Spring and Summer semester ancillary revenues at GCU resulting from COVID-19.

Marketing and communication. Our marketing and communication expenses for the six months ended June 30, 2020 were $83.8 million, an increase of $12.1 million, or 16.9%, as compared to marketing and communication expenses of $71.7 million for the six months ended June 30, 2019. This increase was primarily attributable to the increased cost to market our university partners’ programs and due to the marketing of new university partners and new locations which resulted in increased advertising of $12.0 million and increased employee compensation expenses and related expenses including share-based compensation of $0.2 million, partially offset by a slight decrease in other marketing supplies of $0.1 million. Our marketing and communication expenses as a percentage of net revenue increased by 1.3% to 20.6% for the six months ended June 30, 2020, from 19.3% for the six months ended June 30, 2019, primarily due to the increase in the number of new university partners and locations opening between years and due to the reduced Spring and Summer semester ancillary revenues at GCU resulting from COVID-19.

General and administrative. Our general and administrative expenses for the six months ended June 30, 2020 were $19.1 million, a decrease of $1.5 million, or 7.5%, as compared to general and administrative expenses of $20.6 million for the six months ended June 30, 2019. This decrease was primarily due to decreases in professional fees of $1.8 million and other general and administrative expenses of $0.3 million, partially offset by an increase in occupancy and depreciation of $0.5 million and in employee compensation of $0.1 million. In the first half of 2019, our professional fees were significantly higher due to a payment made to an outside provider that assisted us in obtaining a state tax refund with a favorable impact of $5.9 million in the first quarter of 2019. Our increases in occupancy and depreciation are primarily related to the timing of the acquisition resulting in higher costs such as the office space at our Orbis

Education headquarters in Indianapolis, Indiana. Our general and administrative expenses as a percentage of net revenue decreased by 0.8% to 4.7% for the six months ended June 30, 2020, from 5.5% for the six months ended June 30, 2019 due to lower professional fees and our ability to leverage our other general and administrative expenses across an increasing revenue base.

Amortization of intangible assets. Amortization of intangible assets for the six months ended June 30, 2020 was $4.2 million, an increase of $0.3 million or 8.9% as compared to $3.9 million for the six months ended June 30, 2019. This increase is related to the timing of the Acquisition date of Orbis Education, which occurred on January 22, 2019. As a result of the Orbis Education acquisition, certain identifiable intangible assets were created (primarily customer relationships) that will be amortized over their expected lives.

Loss on transaction. The loss on transaction for the six months ended June 30, 2019 was $4.0 million due to transaction costs related to the Acquisition of Orbis Education.

Interest income on Secured Note. Interest income on the secured note from GCU in the initial principal amount of $870.1 million (the “Secured Note”) for the six months ended June 30, 2020 was $29.4 million, an increase of $1.2 million, or 4.3%, as compared to $28.2 million for the six months ended June 30, 2019. The Secured Note bears interest at 6% annually, and GCU makes monthly interest payments. The increase over the prior year was primarily due to an increase in the average principal balance of the Secured Note between periods due to net capital expenditure loans made to GCU under the Secured Note during the past twelve months.

Interest expense. Interest expense was $2.6 million for the six months ended June 30, 2020, a decrease of $2.9 million, as compared to interest expense of $5.5 million for the six months ended June 30, 2019. The decrease in interest expense was primarily due to a decline in the average credit facility outstanding balance between periods due to the paydown of the credit facility during the past twelve months and an interest rate reduction of approximately 150 basis points since the end of 2019.

Investment interest and other. Investment interest and other for the six months ended June 30, 2020 was $0.6 million, a decrease of $3.2 million, as compared to $3.8 million in the six months ended June 30, 2019. This decrease was primarily attributable to a decline in interest income on excess cash as the average investment balance declined year over year and lower interest rates.

Income tax expense. Income tax expense for the six months ended June 30, 2020 was $38.1 million, an increase of $12.5 million, or 49.1%, as compared to income tax expense of $25.6 million for the six months ended June 30, 2019. This increase was the result of an increase in our effective tax rate, and an increase in our taxable income between periods. Our effective tax rate was 24.4% during the six months ended June 30, 2020 compared to 17.1% during the six months ended June 30, 2019. The lower effective tax rate in 2019 resulted from an agreement with the Arizona Department of Revenue regarding previously filed refund claims related to income tax obligations for prior calendar years, which resulted in a favorable tax impact of $5.9 million recorded as a discrete tax item in the first quarter of 2019. In the second quarter of 2020, the effective tax rate was impacted by higher state income taxes and lower excess tax benefits of $0.6 million in the first six months of 2020 as compared to $6.8 million in the same period in 2019. The lower excess tax benefits is primarily due to a decrease in our stock price between years and lower stock option exercises. The inclusion of excess tax benefits and deficiencies as a component of our income tax expense will increase volatility within our provision for income taxes as the amount of excess tax benefits or deficiencies from share-based compensation awards are dependent on our stock price at the date the restricted awards vest, our stock price on the date an option is exercised, and the quantity of options exercised. Our restricted stock vests in March each year so the favorable benefit will primarily impact the first quarter each year.

Net income. Our net income for the six months ended June 30, 2020 was $118.4 million, a decrease of $6.0 million, or 4.8%, as compared to $124.4 million for the six months ended June 30, 2019, due to the factors discussed above.

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

Liquidity and Capital Resources

Liquidity. Our unrestricted cash and cash equivalents and investments were $187.2 million at June 30, 2020. Our credit facility had an available line of credit of $150.0 million as of June 30, 2020.

Based on our current level of operations and anticipated growth, we believe that our cash flow from operations and other sources of liquidity, including cash and cash equivalents and our revolving line of credit, will provide adequate funds for ongoing operations, planned capital expenditures, and working capital requirements for at least the next 24 months.

Arrangements with GCU

In conjunction with the Asset Purchase Agreement with GCU, we received a secured note as consideration for the transferred assets (the “Transferred Assets”) in the initial principal amount of $870,097 (the “Secured Note”). The Secured Note contains customary commercial credit terms, including affirmative and negative covenants applicable to GCU, and provides that the Secured Note bears interest at an annual rate of 6.0%, has a maturity date of June 30, 2025, and is secured by all of the assets of GCU. The Secured Note provides for GCU to make interest only payments during the term, with all principal and accrued and unpaid interest due at maturity and also provides that we may loan additional amounts to GCU to fund approved capital expenditures during the first three years of the term. As of June 30, 2020, the Company had loaned an additional $169,815 to GCU, net of repayments. The additional amount loaned includes the $75.0 million borrowed by GCU in June 2020. In practice, GCU pays for the service fees and its interest due on the secured note receivable for the month in arrears. However, at the same time as the additional borrowing of $75.0 million, GCU paid its June 2020 estimated service fee and interest due on the secured note receivable of $50.0 million and $4.8 million, respectively, at the end of June 2020 thereby reducing the accounts receivable, net and interest receivable on secured note on our consolidated balance sheet at June 30, 2020. GCU believes that its cash flows from operations are currently sufficient to fund all of its capital expenditures although it is possible that it will continue to borrow for short term cash flow needs. The $75.0 million that was borrowed in June 2020 was repaid in July 2020 and GCU has returned to its practice of paying the service fee and interest due on the secured note receivable for the month in arrears. GCU paid the June 2019 estimated service fee and interest due on the secured note receivable at the end of June 2019 so the impact on cash flows for the change in accounts receivable and interest receivable from university partners during the six months ended June 30, 2020 in comparison to the six months ended June 30, 2019 was not material.

Share Repurchase Program

In July 2020, our Board of Directors increased the authorization under its existing stock repurchase program by $50.0 million to a total of $300.0 million of our common stock we can repurchase, from time to time, depending on market conditions and other considerations. The current expiration date on the repurchase authorization by our Board of

Directors is December 31, 2021. Repurchases occur at the Company’s discretion and the Company may modify, suspend or discontinue the repurchase authorization at any time.

Under our share repurchase authorization, we may purchase shares in the open market or in privately negotiated transactions, pursuant to the applicable Securities and Exchange Commission rules. The amount and timing of future share repurchases, if any, will be made as market and business conditions warrant.

During the three months ended June 30, 2020, 111,100 shares of common stock were repurchased by the Company. At June 30, 2020, there remains $58.3 million available under our share repurchase authorization, prior to the increase made in July.

Cash Flows

Operating Activities. Net cash provided by operating activities for the six months ended June 30, 2020 was $221.1 million as compared to $189.3 million for the six months ended June 30, 2019. The increase in cash generated from operating activities between the six months ended June 30, 2019 and the six months ended June 30, 2020 was primarily due to changes in other working capital balances partially offset by the decrease in net income between periods. We define working capital as the assets and liabilities, other than cash, generated through the Company’s primary operating activities. Changes in these balances are included in the changes in assets and liabilities presented in the consolidated statement of cash flows. Our income taxes payable balances increased $41.0 million between periods, primarily due to the Treasury Department extending the due date of certain estimated tax payments due to COVID-19 from April 15, 2020 to July 15, 2020.

Investing Activities. Net cash used in investing activities was $80.6 million and $485.8 million for the six months ended June 30, 2020 and 2019, respectively. The net cash used in investing activities in the six months ended June 30, 2020 was capital expenditures of $12.2 million, partially offset by proceeds from the sale of investments of $6.8 million. Funding to GCU during the first six months of 2020 totaled $75.0 million. During the six months ended June 30, 2019, we paid $361.2 million, net of cash acquired, to acquire Orbis Education on January 22, 2019. Funding to GCU during the first six months of 2019 totaled $169.8 million. Proceeds from investments, net of purchases of short-term investments, was $55.1 million for the six months ended June 30, 2019. Capital expenditures were $9.7 million for the six months ended June 30, 2019. During the six-month period for 2020 and 2019, capital expenditures primarily consisted of leasehold improvements and equipment for new university partner locations, as well as purchases of computer equipment, other internal use software projects and furniture and equipment to support our increasing employee headcount. The increase in capital expenditures between periods is primarily due to the increase in the number of Orbis Education location openings. Orbis Education invests approximately $1.5 million in leasehold improvements and equipment for each location. Orbis Education plans to open seven new locations in the Fall of 2020 and another four new locations in the Spring of 2021 as compared to the five locations it opened in the Fall of 2019 and no new locations opened in the Spring of 2020.

Financing Activities. Net cash used in financing activities was $90.5 million for the six months ended June 30, 2020. Net cash provided by financing activities was $180.5 million for the six months ended June 30, 2019. During the six months ended June 30, 2020, $5.0 million was used to purchase common shares withheld in lieu of income taxes resulting from the vesting of restricted share awards and $69.0 million was used to purchase treasury stock in accordance with the Company’s share repurchase program. Principal payments on notes payable and capital leases totaled $16.6 million. During the six months ended June 30, 2019, $270.0 million of proceeds was drawn on the credit facility, and the term loan balance of the prior credit agreement of $59.9 million was repaid along with $12.1 million of principal payments on the new credit facility. In addition, $2.4 million of debt issuance costs were incurred on the new credit facility and $8.1 million was used to purchase common shares withheld in lieu of income taxes resulting from the vesting of restricted share awards and $10.4 million was used to purchase treasury stock in accordance with the Company’s share repurchase program. Proceeds from the exercise of stock options of $3.4 million were received in the six months ended June 30, 2019.

Contractual Obligations

The following table sets forth, as of June 30, 2020, the aggregate amounts of GCE’s significant contractual obligations and commitments with definitive payment terms due in each of the periods presented (in millions). Less than one year amounts represent payments due from July 1, 2020 through December 31, 2020.

		Payments Due by Period
		Less than			More than
	Total	1 Year	2-3 Years	4-5 Years	5 Years
Long term notes payable	$124.3	$16.6	$66.3	$41.4	$—
Lease liabilities(1)	45.2	2.1	10.1	9.2	23.8
Purchase obligations(2)	4.9	0.4	4.3	0.2	—
Total contractual obligations	$174.4	$19.1	$80.7	$50.8	$23.8
(1)	The lease liabilities exclude $17.4 million of non-cancelable operating lease commitments for classroom site locations, that had not yet commenced.
(2)	The purchase obligation amounts include expected spending by period under contracts for GCE that were in effect at June 30, 2020.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have had or are reasonably likely to have a material current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources.

Item 3.   Quantitative and Qualitative Disclosures About Market Risk

Impact of inflation. We believe that inflation has not had a material impact on our results of operations for the six months ended June 30, 2020 or 2019. There can be no assurance that future inflation will not have an adverse impact on our operating results and financial condition.

Market risk. As of June 30, 2020, we have no derivative financial instruments or derivative commodity instruments. We invest cash in excess of current operating requirements in short-term certificates of deposit and money market instruments, municipal bond portfolios, or municipal mutual funds at multiple financial institutions.

Interest rate risk. We manage interest rate risk by investing excess funds in cash equivalents, BBB or higher rated municipal bonds, municipal mutual funds and commercial paper bearing variable interest rates, which are tied to various market indices or individual bond coupon rates. Our future investment income may fall short of expectations due to changes in interest rates or we may suffer losses in principal if we are forced to sell securities before their maturity date that have declined in market value due to changes in interest rates. At June 30, 2020, a 10% increase or decrease in interest rates would not have a material impact on our future earnings, fair values, or cash flows. For information regarding our variable rate debt, see “Market risk” above.

Item 4.   Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective, as of June 30, 2020, in ensuring that material information relating to us required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in reports it files or submits under the Exchange Act is accumulated and communicated to management, including its principal executive officer or officers and principal financial officer or officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

PART II – OTHER INFORMATION

Item 1.   Legal Proceedings

None.

Item 1A. Risk Factors

The following additional risk factors should be read in conjunction with the risk factors previously disclosed in Part 1, Item 1A, “Risk Factors,” of the 2019 Form 10-K, Item 1A. “Risk Factors” of our quarterly report on Form 10-Q for the period ended March 31, 2020, and the information contained in this Quarterly Report on Form 10-Q and our other reports and registration statements filed with the SEC. The developments described in these additional risk factors have heightened, or in some cases manifested, certain of the risks disclosed in the “Risk Factors” section of the 2019 Form 10-K, and such risk factors are further qualified by the information relating to COVID-19 that is described in this Quarterly Report on Form 10-Q, including in the additional risk factor below. Except as described herein, there have been no material changes with respect to the risk factors disclosed in the 2019 Form 10-K.

COVID-19 Risk Factor

The recent global coronavirus outbreak could harm our business, results of operations, and financial condition, and has harmed our most significant university partner.

In March 2020, the World Health Organization declared COVID-19 a global pandemic. This contagious outbreak, which has continued to spread, and the related adverse public health developments, including orders to shelter-in-place, travel restrictions and mandated non-essential business closures, have adversely affected workforces, organizations, customers, economies and financial markets globally, leading to an economic downturn and increased market volatility. It has also disrupted the normal operations of many businesses, including ours, and those of our university partners.

The Company has a long-term master services agreement pursuant to which the Company provides education services to its most significant university partner, GCU, in return for 60% of GCU’s tuition and fee revenues, which includes fee revenues from room, board, and other ancillary businesses including a student-run golf course and hotel. GCU has three types of students, traditional ground university students attending class on its campus in Phoenix, Arizona and of which approximately 70% live on campus in university owned residence halls, professional studies students who are working adult students that attend class one night a week on the Phoenix campus, and online students that attend class fully online.

This outbreak, as well as measures taken to contain the spread of COVID-19, has impacted GCU’s students and its business in a number of ways, including the closure of dormitories and GCU’s hotel and various ancillary businesses near the end of the Spring 2020 semester. It has limited the number of residential students, doctoral residencies and the various ancillary businesses in the summer months and it has caused the university to move back the start of its Fall 2020 ground traditional student semester including when residential students can move on to campus. These actions have served to reduce GCU’s non-tuition revenue and, consequently, the service revenue we earn under the master services agreement. If GCU is not able to fully open its campus to its traditional residential ground university students for the Fall semester or if a greater than expected number of these students choose to take the Fall semester online rather than live on campus, then our service revenue would be further materially impacted.

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

The outbreak also presents challenges as approximately 90% of our entire workforce is currently, and is expected to continue for the foreseeable future, working remotely and this could cause increased risks in the areas of internal control, cyber security and the use of remote technology, which could result in interruptions or disruptions in normal operational processes. We have eliminated all non-essential travel as a result of the pandemic and as a result are seeing a decrease in travel costs.

The COVID-19 pandemic presents material uncertainty and risk with respect to our financial condition, results of operations, cash flows and performance and it is not possible for us to completely predict the duration or magnitude of the adverse results of the outbreak and its effects on us. The COVID-19 pandemic may also have the effect of heightening many of the risks factors identified in the “Risk Factors” section of the 2019 Form 10-K, such as those related to disruption or failures of our learning platform.

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sales of Unregistered Securities

None.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

In July 2020, our Board of Directors increased the authorization under its existing stock repurchase program by $50.0 million to a total of $300.0 million of common stock that we can repurchase, from time to time, depending on market conditions and other considerations. The current expiration date on the repurchase authorization is December 31, 2021. Repurchases occur at the Company’s discretion and the Company may modify, suspend or discontinue the repurchase authorization at any time. Repurchases may be made in the open market or in privately negotiated transactions, pursuant to the applicable Securities and Exchange Commission rules. The amount and timing of future share repurchases, if any, will be made as market and business conditions warrant. During the six months ended June 30, 2020, we repurchased 897,603 shares of common stock. At June 30, 2020, there remains $58.3 million available under our share repurchase authorization, prior to the increase in authorization made in July.

The following table sets forth our share repurchases of common stock and our share repurchases in lieu of taxes, which are not included in the repurchase plan totals as they were approved in conjunction with the restricted share awards, during each period in the second quarter of fiscal 2020:

			Total Number of	Maximum Dollar
			Shares Purchased as	Value of Shares
		Average	Part of Publicly	That May Yet Be
	Total Number of	Price Paid	Announced	Purchased Under
Period	Shares Purchased	Per Share	Program	the Program
Share Repurchases
April 1, 2020 – April 30, 2020	100,000	$72.97	100,000	$59,300,000
May 1, 2020 – May 31, 2020	—	$—	—	$59,300,000
June 1, 2020 – June 30, 2020	11,100	$91.37	11,100	$58,300,000
Total	111,100	$74.81	111,100	$58,300,000
Tax Withholdings
April 1, 2020 – April 30, 2020	—	$—	—	$—
May 1, 2020 – May 31, 2020	—	$—	—	$—
June 1, 2020 – June 30, 2020	—	$—	—	$—
Total	—	$—	—	$—

Item 3.   Defaults Upon Senior Securities

None.

Item 4.   Mine Safety Disclosures

None.

Item 5.   Other Information

None.

Item 6.   Exhibits

(a)   Exhibits

Number	Description	Method of Filing
3.1	Amended and Restated Certificate of Incorporation.	Incorporated by reference to Exhibit 3.1 to the Company’s Annual Report on Form 10-K filed with the SEC on February 20, 2019.

3.2	Third Amended and Restated Bylaws.	Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on October 29, 2014.

4.1	Specimen of Stock Certificate.	Incorporated by reference to Exhibit 4.1 to Amendment No. 2 to the Company’s Registration Statement on Form S-1 filed with the SEC on September 29, 2008.

10.1	Second Amended and Restated Executive Employment Agreement, dated April 29, 2020, by and between Grand Canyon Education, Inc. and Daniel J. Briggs	Filed herewith±

31.1	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

31.2	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. ††	Filed herewith.

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. ††	Filed herewith.

101

The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2020, formatted in Inline XBRL: (i) Consolidated Income Statements, (ii) Consolidated Statements of Comprehensive Income, (iii) Consolidated Balance Sheets, (iv) Consolidated Statements of Stockholders’ Equity, (v) Consolidated Statements of Cash Flows, and (vi) Notes to Consolidated Financial Statements tagged as blocks of text and including detailed tags.

Filed herewith.

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2020, formatted in Inline XBRL (included as Exhibit 101).	Filed herewith.
†	Indicates a management contract or any compensatory plan, contract or arrangement.

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

GRAND CANYON EDUCATION, INC.

Date: August 4, 2020	By:	/s/ Daniel E. Bachus
Daniel E. Bachus
Chief Financial Officer
(Principal Financial Officer)