Form 10-Q
period 2020-09-30
Grand Canyon Education, Inc.
filed 2020-11-05
CIK 1434588

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

or

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

The total number of shares of common stock outstanding as of November 3, 2020, was 46,857,058.

GRAND CANYON EDUCATION, INC.

FORM 10-Q

PART I – FINANCIAL INFORMATION

Item 1.Financial Statements

GRAND CANYON EDUCATION, INC.

Consolidated Income Statements

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands, except per share data)	2020	2019	2020	2019
Service revenue	$198,384	$193,289	$605,807	$565,396
Costs and expenses:
Technology and academic services	30,751	24,231	84,179	65,384
Counseling services and support	58,214	56,249	176,029	163,641
Marketing and communication	42,244	37,340	126,042	109,033
General and administrative	14,031	13,556	33,097	34,169
Amortization of intangible assets	2,105	2,179	6,315	6,044
Loss on transaction	—	—	—	3,966
Total costs and expenses	147,345	133,555	425,662	382,237
Operating income	51,039	59,734	180,145	183,159
Interest income on Secured Note	14,885	16,208	44,318	44,425
Interest expense	(918)	(2,875)	(3,537)	(8,368)
Investment interest and other	181	255	793	4,042
Income before income taxes	65,187	73,322	221,719	223,258
Income tax expense	13,141	15,171	51,278	40,752
Net income	$52,046	$58,151	$170,441	$182,506
Earnings per share:
Basic income per share	$1.11	$1.21	$3.62	$3.82
Diluted income per share	$1.11	$1.20	$3.60	$3.78
Basic weighted average shares outstanding	46,808	47,920	47,051	47,833
Diluted weighted average shares outstanding	47,095	48,337	47,336	48,317

The accompanying notes are an integral part of these consolidated financial statements.

GRAND CANYON EDUCATION, INC.

Consolidated Statements of Comprehensive Income

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands)	2020	2019	2020	2019
Net income	$52,046	$58,151	$170,441	$182,506
Other comprehensive income, net of tax:
Unrealized losses on hedging derivative, net of taxes of $19 for the three months ended September 30, 2019 and $89 for the nine months ended September 30, 2019	—	(58)	—	(329)
Comprehensive income	$52,046	$58,093	$170,441	$182,177

The accompanying notes are an integral part of these consolidated financial statements.

GRAND CANYON EDUCATION, INC.

Consolidated Balance Sheets

	September 30,	December 31,
(In thousands, except par value)	2020	2019
	(Unaudited)
ASSETS:
Current assets
Cash and cash equivalents	$166,950	$122,272
Restricted cash and cash equivalents	—	300
Investments	12,812	21,601
Accounts receivable, net	89,212	48,939
Interest receivable on Secured Note	4,850	5,011
Income tax receivable	3,980	2,186
Other current assets	13,953	8,035
Total current assets	291,757	208,344
Property and equipment, net	126,679	119,734
Right-of-use assets	58,943	27,770
Secured Note receivable, net	964,912	969,912
Amortizable intangible assets, net	195,742	202,057
Goodwill	160,766	160,766
Other assets	1,763	1,706
Total assets	$1,800,562	$1,690,289
LIABILITIES AND STOCKHOLDERS’ EQUITY:
Current liabilities
Accounts payable	$15,337	$14,835
Accrued compensation and benefits	33,879	20,800
Accrued liabilities	23,326	16,771
Income taxes payable	—	6,576
Deferred revenue	10,240	20
Current portion of lease liability	6,737	3,084
Current portion of notes payable	33,144	33,144
Total current liabilities	122,663	95,230
Deferred income taxes, noncurrent	19,288	18,320
Other long term liability	6	13
Lease liability, less current portion	54,706	25,519
Notes payable, less current portion	82,916	107,774
Total liabilities	279,579	246,856
Commitments and contingencies
Stockholders’ equity
Preferred stock, $0.01 par value, 10,000 shares authorized; 0 shares issued and outstanding at September 30, 2020 and December 31, 2019	—	—
Common stock, $0.01 par value, 100,000 shares authorized; 53,231 and 53,054 shares issued and 47,045 and 48,105 shares outstanding at September 30, 2020 and December 31, 2019, respectively	532	531
Treasury stock, at cost, 6,186 and 4,949 shares of common stock at September 30, 2020 and December 31, 2019, respectively	(266,649)	(169,365)
Additional paid-in capital	279,147	270,923
Retained earnings	1,507,953	1,341,344
Total stockholders’ equity	1,520,983	1,443,433
Total liabilities and stockholders’ equity	$1,800,562	$1,690,289

The accompanying notes are an integral part of these consolidated financial statements.

GRAND CANYON EDUCATION, INC.

Consolidated Statement of Stockholders’ Equity

(In thousands)

(Unaudited)

	Nine Months Ended September 30, 2020
						Accumulated
					Additional	Other
	Common Stock		Treasury Stock		Paid-in	Comprehensive	Retained
	Shares	Par Value	Shares	Cost	Capital	Loss	Earnings	Total
Balance at December 31, 2019	53,054	$531	4,949	$(169,365)	$270,923	$—	$1,341,344	$1,443,433
Cumulative effect from the adoption of accounting pronouncements, net of taxes of $1,168	—	—	—	—	—	—	(3,832)	(3,832)
Comprehensive income	—	—	—	—	—	—	170,441	170,441
Common stock purchased for treasury	—	—	1,164	(92,315)	—	—	—	(92,315)
Restricted shares forfeited	—	—	11	—	—	—	—	—
Share-based compensation	167	1	62	(4,969)	8,046	—	—	3,078
Exercise of stock options	10	—	—	—	178	—	—	178
Balance at September 30, 2020	53,231	$532	6,186	$(266,649)	$279,147	$—	$1,507,953	$1,520,983

	Nine Months Ended September 30, 2019
						Accumulated
					Additional	Other
	Common Stock		Treasury Stock		Paid-in	Comprehensive	Retained
	Shares	Par Value	Shares	Cost	Capital	Loss	Earnings	Total
Balance at December 31, 2018	52,690	527	4,489	(125,452)	256,806	(453)	1,082,169	1,213,597
Comprehensive income	—	—	—	—	—	(329)	182,506	182,177
Common stock purchased for treasury	—	—	175	(17,293)	—	—	—	(17,293)
Restricted shares forfeited	—	—	15	—	—	—	—	—
Share-based compensation	152	1	68	(8,127)	7,739	—	—	(387)
Exercise of stock options	208	2	—	—	3,734	—	—	3,736
Balance at September 30, 2019	53,050	$530	4,747	$(150,872)	$268,279	$(782)	$1,264,675	$1,381,830

The accompanying notes are an integral part of these consolidated financial statements.

GRAND CANYON EDUCATION, INC.

Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended
	September 30,
(In thousands)	2020	2019
Cash flows provided by operating activities:
Net income	$170,441	$182,506
Adjustments to reconcile net income to net cash provided by operating activities:
Share-based compensation	8,047	7,740
Depreciation and amortization	15,839	13,821
Amortization of intangible assets	6,315	6,044
Deferred income taxes	2,136	1,873
Loss on transaction	—	3,966
Other, including fixed asset impairments	344	(369)
Changes in assets and liabilities:
Accounts receivable and interest receivable from university partners	(40,112)	(33,853)
Other assets	(6,021)	(2,187)
Right-of-use assets and lease liabilities	1,667	419
Accounts payable	(50)	1,485
Accrued liabilities	19,627	10,130
Income taxes receivable/payable	(8,370)	(5,597)
Deferred revenue	10,220	9,156
Net cash provided by operating activities	180,083	195,134
Cash flows used in investing activities:
Capital expenditures	(22,156)	(15,178)
Additions of amortizable content	(238)	(191)
Acquisition, net of cash acquired	—	(361,184)
Funding to GCU	(75,000)	(169,819)
Repayment by GCU	75,000	60,000
Purchases of investments	—	(1,695)
Proceeds from sale or maturity of investments	8,653	56,957
Net cash used in investing activities	(13,741)	(431,110)
Cash flows (used in) provided by financing activities:
Principal payments on notes payable	(24,858)	(71,959)
Debt issuance costs	—	(2,385)
Proceeds from notes payable	—	243,750
Net borrowings from revolving line of credit	—	26,250
Repurchase of common shares including shares withheld in lieu of income taxes	(97,284)	(25,420)
Net proceeds from exercise of stock options	178	3,736
Net cash (used in) provided by financing activities	(121,964)	173,972
Net increase (decrease) in cash and cash equivalents and restricted cash	44,378	(62,004)
Cash and cash equivalents and restricted cash, beginning of period	122,572	182,013
Cash and cash equivalents and restricted cash, end of period	$166,950	$120,009
Supplemental disclosure of cash flow information
Cash paid for interest	$3,536	$7,751
Cash paid for income taxes	$54,114	$45,786
Supplemental disclosure of non-cash investing and financing activities
Purchases of property and equipment included in accounts payable	$1,022	$1,796
Allowance for credit losses of $5,000, net of taxes of $1,168 from adoption of ASU 2016-13	$3,832	$—
Lease adoption - recognition of right of use assets and lease liabilities	$—	$498
ROU Asset and Liability recognition	$31,173	$—

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

In January 2019, GCE began providing education services to numerous university partners across the United States, through our wholly owned subsidiary, Orbis Education, which we acquired, by merger on January 22, 2019 for $361,184, net of cash acquired (the “Acquisition”). Therefore, the results of operations for the nine months ended September 30, 2019 include Orbis Education’s financial results for the period from January 22, 2019 to September 30, 2019. See Note 2 to our consolidated financial statements for a full description of the Acquisition. Together with Orbis Education, GCE works in partnership with a growing number of top universities and healthcare networks across the country to develop high-quality, career-ready graduates who enter the workforce and ease healthcare industry demands primarily by offering healthcare related academic programs at off-campus classroom and laboratory sites located near healthcare providers.

As of September 30, 2020, GCE provides education services to 25 university partners across the United States.

2. Acquisition

On January 22, 2019, GCE acquired Orbis Education for $361,184 (inclusive of closing date adjustments and net of cash acquired). Orbis Education is an education services company that supports healthcare education programs for university partners across the United States. Concurrent with the closing of the Acquisition, GCE entered into an amended and restated credit agreement and used $191,000 from the amended and restated credit agreement and $171,034 of operating cash on hand to complete the purchase. See Note 10 of our consolidated financial statements for a description of the amended and restated credit agreement. The fair value of the assets acquired, less the liabilities assumed exceeded the purchase price by $157,825 which was recorded as goodwill. Transaction costs for the Acquisition for the nine months ended September 30, 2019 were $3,966, which are included in the loss on transaction in our consolidated income statement.

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

Restricted Cash and Cash Equivalents

Restricted cash and cash equivalents at December 31, 2019 represented cash pledged for leased office space, which was released during the nine months ended September 30, 2020.

Investments

The Company considers its investments in municipal bonds, mutual funds, municipal securities, corporate bonds, collateralized mortgage obligations, certificates of deposit and commercial paper as trading securities based on the Company’s intent for the respective security. Trading securities are carried at fair value and unrealized holding gains and losses are included in earnings.

Arrangements with GCU

On July 1, 2018, the Company consummated an Asset Purchase Agreement (the “Asset Purchase Agreement”) with GCU. In conjunction with the Asset Purchase Agreement, we received a secured note from GCU as consideration for the transferred assets (the “Transferred Assets”) in the initial principal amount of $870,097 (the “Secured Note”). The Secured Note contains customary commercial credit terms, including affirmative and negative covenants applicable to GCU, and provides that the Secured Note bears interest at an annual rate of 6.0%, has a maturity date of June 30, 2025, and is secured by all of the assets of GCU. The Secured Note provides for GCU to make interest only payments during the term, with all principal and accrued and unpaid interest due at maturity and also provides that we may loan additional amounts to GCU to fund approved capital expenditures during the first three years of the term. As of September 30, 2020, the Company had loaned $99,815 to GCU, net of repayments. $75.0 million was borrowed by GCU in June 2020 and then repaid in July 2020. In connection with the closing of the Asset Purchase Agreement, the Company and GCU entered into a long-term master services agreement pursuant to which the Company provides identified technology and academic services, counseling services and support, marketing and communication services, and several back-office services to GCU in return for 60% of GCU’s tuition and fee revenue. Except for identified liabilities assumed by GCU, GCE retained responsibility for all liabilities of the business arising from pre-closing operations.

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

Costs that are capitalized include payroll and payroll-related costs for employees who are directly associated and spend time producing content and payments to faculty and subject matter experts involved in the process.  The Company starts capitalizing content costs when it begins to develop or to convert a particular course, resources have been assigned and a timeline has been set. The content asset is placed in service when all work is complete and the curriculum could be used for instruction. Capitalized content development assets are included in other assets in our consolidated balance sheets. The Company has concluded that the most appropriate method to amortize the deferred content assets is on a straight-line basis over the estimated life of the course, which is generally four years which corresponds with course’s review and major revision cycle. As of September 30, 2020, $1,031, net of amortization, of deferred content assets are included in other assets, long-term in the Company’s consolidated balance sheets and amortization is included in technical and academic services where the costs originated.

Leases

The Company determines if an arrangement is a lease at inception and evaluates the lease agreement to determine whether the lease is a finance or operating lease. Right-of-use (“ROU”) assets and lease liabilities are recognized at commencement date based on the present value of lease payments over the lease term. The Company uses its incremental borrowing rate based on the information available at the commencement to determine the present value of lease payments over the lease term. At lease inception, the Company determines the lease term by assuming no exercises of renewal options, due to the Company’s constantly changing geographical needs for its university partners. Leases with an initial term of 12 months or less are not recorded in the consolidated balance sheets and are recognized as lease expense on a straight-line basis over the lease term. The Company has lease agreements with lease and non-lease components, and the non-lease components are accounted for separately and not included in our ROU assets and lease liabilities. Leases primarily consist of off-campus classroom and laboratory site locations and office space.

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

In 2013, the Company entered into an interest rate corridor to manage its 30-Day LIBOR interest exposure related to its variable rate debt. In December 2019 this cash flow hedge expired. The fair value of the interest rate corridor instrument as of September 30, 2019 was $79, which was included in other assets. The fair value of the derivative instrument was determined using a hypothetical derivative transaction and Level 2 of the hierarchy of valuation inputs. This derivative instrument was originally designated as a cash flow hedge of variable rate debt obligations. The adjustment of $418 for the nine months ended September 30, 2019, for the effective portion of the losses on the derivative was included as a component of other comprehensive income, net of taxes.

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

The fair value of investments was determined using Level 2 of the hierarchy of valuation inputs, with the use of inputs other than quoted prices that are observable for the assets. The unit of account used for valuation is the individual underlying security. The municipal securities are comprised of city and county bonds related to schools, water and sewer, utilities, transportation, healthcare, housing and corporate securities consisting of bank and financial institution bonds and securities.

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

The Company’s receivables represent unconditional rights to consideration from our Services Agreements with our university partners. Accounts receivable, net is stated at net realizable value and contains billed and unbilled revenue. The Company utilizes the allowance method to provide for doubtful accounts based on its evaluation of the collectability of the amounts due. There have been no amounts written off and no reserves established as of September 30, 2020 given historical collection experience. The Company will continue to review and revise its allowance methodology based on its collection experience with its partners.

For our partners with unbilled revenue, revenue recognition occurs in advance of billings. Billings for some university partners do not occur until after the service period has commenced and final enrollment information is

Grand Canyon Education, Inc.

Notes to Consolidated Financial Statements

(In thousands, except per share data)

available. Our unbilled revenue of $5,519 as of September 30, 2020 are included in accounts receivable in our consolidated balance sheets. Deferred revenue represents the excess of amounts received as compared to amounts recognized in revenue on our consolidated statements of income as of the end of the reporting period, and such amounts are reflected as a current liability on our consolidated balance sheets. We generally receive payments for our services billed within 30 days of invoice. These payments are recorded as deferred revenue until the services are delivered and revenue is recognized.

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

Concentration of Credit Risk

The Company believes the credit risk related to cash equivalents and investments is limited due to its adherence to an investment policy that requires investments to have a minimum BBB rating, depending on the type of security, by one major rating agency at the time of purchase. All of the Company’s cash equivalents and investments as of September 30, 2020 and December 31, 2019 consist of investments rated BBB or higher by at least one rating agency. Additionally, the Company utilizes more than one financial institution to conduct initial and ongoing credit analysis on its investment portfolio to monitor and lower the potential impact of market risk associated with its cash equivalents and investment portfolio. The Company is also subject to credit risk for its accounts receivable balance. The Company has not experienced any losses on receivables since July 1, 2018, the date the Company transitioned to an educational service provider. To manage accounts receivable risk, the Company maintains an allowance for doubtful accounts, if needed. Our dependence on our most significant university partner, with 86.5% and 89.0% of total service revenue for the nine-month periods ended September 30, 2020 and 2019, respectively, subjects us to the risk that declines in our customer’s operations would result in a sustained reduction in service revenue and interest income on the Secured Note for the Company.

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

4. Investments

The Company classifies its investments as trading. At September 30, 2020 and December 31, 2019, the Company had $12,812 and $21,601, respectively, of investments. These investments were held in municipal and corporate securities as of September 30, 2020 and December 31, 2019.

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Denominator:
Basic weighted average shares outstanding	46,808	47,920	47,051	47,833
Effect of dilutive stock options and restricted stock	287	417	285	484
Diluted weighted average shares outstanding	47,095	48,337	47,336	48,317

Diluted weighted average shares outstanding excludes the incremental effect of unvested restricted stock and shares that would be issued upon the assumed exercise of stock options in accordance with the treasury stock method. For the three month periods ended September 30, 2020 and 2019, approximately 79 and 0, respectively, and for the nine month periods ended September 30, 2020 and 2019, approximately 148 and 0, respectively, of the Company’s restricted stock awards outstanding were excluded from the calculation of diluted earnings per share as their inclusion would have been anti-dilutive. These options and restricted stock awards could be dilutive in the future.

6. Allowance for Credit Losses

	Balance at			Balance at
	Beginning of	Charged to	Deductions/	End of
	Period (1)	Expense	Transfers (2)	Period
Allowance for credit losses
Nine months ended September 30, 2020	$5,000	—	—	$5,000
Nine months ended September 30, 2019	$—	—	—	$—

Grand Canyon Education, Inc.

Notes to Consolidated Financial Statements

(In thousands, except per share data)

(1)	Represents the cumulative effect of the adoption of ASU No. 2016-13 on the Secured Note receivable.
(2)	Deductions represent accounts written off, net of recoveries.

7. Property and Equipment

Property and equipment consist of the following:

	September 30,	December 31,
	2020	2019
Land	$5,579	$5,579
Land improvements	2,242	2,242
Buildings	51,399	51,399
Buildings and leasehold improvements	13,571	11,691
Computer equipment	100,740	95,020
Furniture, fixtures and equipment	14,299	10,423
Internally developed software	44,899	37,175
Construction in progress	4,054	3,238
	236,783	216,767
Less accumulated depreciation and amortization	(110,104)	(97,033)
Property and equipment, net	$126,679	$119,734

8. Intangible Assets

Amortizable intangible assets consist of the following as of:

	September 30, 2020
	Estimated	Gross		Net
	Average Useful	Carrying	Accumulated	Carrying
	Life (in years)	Amount	Amortization	Amount
University partner relationships	25	$210,000	(14,258)	$195,742
Trade names	1	280	(280)	—
Total amortizable intangible assets, net		$210,280	(14,538)	$195,742

Amortization expense for university partner relationships and trade names for the years ending December 31:

Remainder of 2020	$2,105
2021	8,419
2022	8,419
2023	8,419
2024	8,419
Thereafter	159,961
$195,742

9. Leases

The Company has operating leases for classroom site locations, office space, office equipment, and optical fiber communication lines. These leases have terms that range from 1.5 years to 11 years. At lease inception, we determine the lease term by assuming no exercises of renewal options, due to the Company’s constantly changing geographical needs for its university partners. Leases with an initial term of 12 months or less are not recorded in the consolidated balance sheets and we recognize lease expense for these leases on a straight-line basis over the lease term. The

Grand Canyon Education, Inc.

Notes to Consolidated Financial Statements

(In thousands, except per share data)

Company had operating lease costs of $5,244 and $2,681 for the nine-month periods ended September 30, 2020 and 2019, respectively.

As of September 30, 2020, the Company had a non-cancelable operating lease commitment in the amount of $1,396 for an off-site classroom and laboratory site, that had not yet commenced. This operating lease will commence in 2021 with a lease term of 6 years. The Company’s weighted-average remaining lease term relating to its operating leases is 8.74 years, with a weighted-average discount rate of 3.30%. As of September 30, 2020, the Company had no financing leases.

Future payment obligations with respect to the Company’s operating leases, which were existing at September 30, 2020, by year and in the aggregate, are as follows:

Year Ending December 31,	Amount
2020	$1,951
2021	8,819
2022	8,443
2023	7,930
2024	7,402
Thereafter	36,199
Total lease payments	$70,744
Less interest	9,301
Present value of lease liabilities	$61,443

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

The Company entered into a further amendment for the credit facility on October 31, 2019. This amendment increased the revolving commitment by $68,750 to $150,000, while reducing the term loan by the same $68,750 to $150,625. The Company concluded that this amendment is considered a loan modification. The amended and restated credit agreement contains standard covenants that, among other things, restrict the Company’s ability to incur additional debt or make certain investments, and require the Company to achieve certain financial ratios and maintain certain financial conditions. The Company’s obligations under the credit facility are secured by its assets, including all rights,

Grand Canyon Education, Inc.

Notes to Consolidated Financial Statements

(In thousands, except per share data)

benefits and payments under the Secured Note and the Master Services Agreement. As of September 30, 2020, the Company is in compliance with its debt covenants.

	As of September 30,	As of December 31,
	2020	2019
Notes Payable
Note payable, quarterly payment of $8,368 starting December 31, 2019; interest at 30-Day LIBOR plus 2.00% (2.16% at September 30, 2020) through January 22, 2024	$116,060	$140,918
Revolving line of credit; interest at 30-Day LIBOR plus 2.0% (2.16% at September 30, 2020)	—	—
	116,060	140,918
Less: Current portion	33,144	33,144
	$82,916	$107,774

Payments due under the notes payable obligations are as follows as of September 30, 2020:

2020	$8,286
2021	33,144
2022	33,144
2023	33,145
2024	8,341
Total	$116,060

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

Grand Canyon Education, Inc.

Notes to Consolidated Financial Statements

(In thousands, except per share data)

COVID-19 Considerations

In March 2020, the World Health Organization declared COVID-19 a global pandemic. This contagious outbreak and the related adverse public health developments, including orders to shelter-in-place, travel restrictions and mandated non-essential business closures, have adversely affected our business, primarily through reduced room and board and other ancillary revenue at our most significant partner, GCU and as a result of certain other partner institutions’ students deferring the start of their program in the Summer semester. The pandemic could result in further reductions in education service revenue, operating income and margins in the fourth quarter of 2020. At this time there remains considerable uncertainty around the duration of the COVID-19 pandemic. If some of our university partners are not able to allow their students to return to their campus locations in the Spring of 2021 this will have a further impact on our service revenue, operating income and margins. These factors, or material changes in the fair value of the collateral underlying our Secured Note receivable and accounts receivable, could also materially impact the allowance for expected credit losses on our Secured Note receivable and our accounts receivable. However, the related financial impact and duration of the COVID-19 pandemic cannot be reasonably estimated at this time.

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

12. Share-Based Compensation

Incentive Plan

Prior to June 2017, the Company made grants of restricted stock and stock options under its 2008 Equity Incentive Plan (the “2008 Plan”). In January 2017, the Board of Directors of the Company approved, and at the Company’s 2017 annual meeting of stockholders held on June 14, 2017, the Company’s stockholders adopted, a 2017 Equity Incentive Plan (the “2017 Plan”) under which a maximum of 3,000 shares may be granted. As of September 30, 2020, 1,598 shares were available for grants under the 2017 Plan. All grants of equity incentives made after June 2017 have been made from the 2017 Plan.

Restricted Stock

During the nine months ended September 30, 2020, the Company granted 164 shares of common stock with a service vesting condition to certain of its executives, officers and employees. The restricted shares have voting rights and vest in five annual installments of 20%, with the first installment vesting in March of the calendar year following the date of grant (the “first vesting date”) and subsequent installments vesting on each of the four anniversaries of the first vesting date. Upon vesting, shares will be held in lieu of taxes equivalent to the minimum statutory tax withholding required to be paid when the restricted stock vests. During the nine months ended September 30, 2020, the Company withheld 62 shares of common stock in lieu of taxes at a cost of $4,969 on the restricted stock vesting dates. In June 2020, following the annual stockholders meeting, the Company granted 3 shares of common stock to the non-employee

Grand Canyon Education, Inc.

Notes to Consolidated Financial Statements

(In thousands, except per share data)

members of the Company’s Board of Directors. The restricted shares granted to these directors have voting rights and vest on the earlier of (a) the one year anniversary of the date of grant or (b) immediately prior to the following year’s annual stockholders’ meeting. A summary of the activity related to restricted stock granted under the Company’s Incentive Plan since December 31, 2019 is as follows:

		Weighted Average
	Total	Grant Date
	Shares	Fair Value per Share
Outstanding as of December 31, 2019	422	$76.43
Granted	167	$84.31
Vested	(155)	$65.19
Forfeited, canceled or expired	(11)	$85.77
Outstanding as of September 30, 2020	423	$83.42

Stock Options

During the nine months ended September 30, 2020, no options were granted. A summary of the activity since December 31, 2019 related to stock options granted under the Company’s Incentive Plan is as follows:

	Summary of Stock Options Outstanding
		Weighted	Weighted
		Average	Average
		Exercise	Remaining	Aggregate
	Total	Price per	Contractual	Intrinsic
	Shares	Share	Term (Years)	Value ($)(1)
Outstanding as of December 31, 2019	232	$15.42
Granted	—	$—
Exercised	(10)	$17.07
Forfeited, canceled or expired	—	$—
Outstanding as of September 30, 2020	222	$15.34	0.44	$14,249
Exercisable as of September 30, 2020	222	$15.34	0.44	$14,249
(1)	Aggregate intrinsic value represents the value of the Company’s closing stock price on September 30, 2020 ($79.94) in excess of the exercise price multiplied by the number of shares underlying options outstanding or exercisable, as applicable.

Share-based Compensation Expense

The table below outlines share-based compensation expense for the nine months ended September 30, 2020 and 2019 related to restricted stock and stock options granted:

	2020	2019
Technology and academic services	$1,539	$1,289
Counseling services and support	4,073	3,977
Marketing and communication	75	64
General and administrative	2,360	2,410
Share-based compensation expense included in operating expenses	8,047	7,740
Tax effect of share-based compensation	(2,012)	(1,935)
Share-based compensation expense, net of tax	$6,035	$5,805

Grand Canyon Education, Inc.

Notes to Consolidated Financial Statements

(In thousands, except per share data)

13. Treasury Stock

In July 2020, the Board of Directors increased the authorization under its existing stock repurchase program by $50,000 to a total of $300,000 in aggregate of common stock it can repurchase, from time to time, depending on market conditions and other considerations. The expiration date on the repurchase authorization is December 31, 2021. Repurchases occur at the Company’s discretion. Repurchases may be made in the open market or in privately negotiated transactions, pursuant to the applicable Securities and Exchange Commission rules. The amount and timing of future share repurchases, if any, will be made as market and business conditions warrant. During the nine months ended September 30, 2020 the Company repurchased 1,164 shares of common stock at an aggregate cost of $92,315. At September 30, 2020, there remained $85,001 available under its current share repurchase authorization. Shares repurchased in lieu of taxes are not included in the repurchase plan totals as they were approved in conjunction with the restricted share awards.

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

Forward-looking statements should not be read as a guarantee of future performance or results, and will not necessarily be accurate indications of the times at, or by, which such performance or results will be achieved. Forward-looking statements are based on information available at the time those statements are made or management’s good faith belief as of that time with respect to future events, and are subject to risks and uncertainties that could cause actual performance or results to differ materially from those expressed in or suggested by the forward-looking statements. Important factors that could cause such differences include, but are not limited to:

●	the harm to our business, results of operations, and financial condition, and harm to our university partners resulting from the COVID-19 outbreak;
●	the occurrence of any event change or other circumstance that could give rise to the termination of any of the key university partner agreements;
●	our ability to properly manage risks and challenges associated with strategic initiatives, including potential acquisitions or divestitures of, or investments in, new businesses, acquisitions of new properties and new university partners, and expansion of services provided to our existing university partners;
●	our failure to comply with the extensive regulatory framework applicable to us either directly as a third-party service provider or indirectly through our university partners, including Title IV of the Higher Education Act and the regulations thereunder, state laws and regulatory requirements, and accrediting commission requirements;
●	the ability of our university partners’ students to obtain federal Title IV funds, state financial aid, and private financing;
●	potential damage to our reputation or other adverse effects as a result of negative publicity in the media, in the industry or in connection with governmental reports or investigations or otherwise, affecting us or other companies in the education services sector;
●	risks associated with changes in applicable federal and state laws and regulations and accrediting commission standards, including pending rulemaking by the Department of Education applicable to us directly or indirectly through our university client;

●	competition from other education service companies in our geographic region and market sector, including competition for students, qualified executives and other personnel;
●	our expected tax payments and tax rate, including the effect of the Tax Cuts and Jobs Act of 2017;
●	our ability to hire and train new, and develop and train existing, employees;
●	the pace of growth of our university partners’ enrollment and its effect on the pace of our own growth;
●	fluctuations in our revenues due to seasonality;
●	our ability to, on behalf of our university partners, convert prospective students to enrolled students and to retain active students to graduation;
●	our success in updating and expanding the content of existing programs and developing new programs in a cost-effective manner or on a timely basis for our university partners;
●	risks associated with the competitive environment for marketing the programs of our university partners;
●	failure on our part to keep up with advances in technology that could enhance the experience for our university partners’ students;
●	the extent to which obligations under our credit agreement, including the need to comply with restrictive and financial covenants and to pay principal and interest payments, limits our ability to conduct our operations or seek new business opportunities;
●	our ability to manage future growth effectively;
●	the impact of any natural disasters or public health emergencies; and

●	general adverse economic conditions or other developments that affect the job prospects of our university partners’ students.

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

In January 2019, GCE began providing education services to numerous university partners across the United States, through our wholly owned subsidiary, Orbis Education, which we acquired on January 22, 2019. See Note 2 - Acquisition to consolidated financial statements for a full description of the Acquisition. Together with Orbis Education, GCE works in partnership with a growing number of top universities and healthcare networks across the country to develop high-quality, career-ready graduates who enter the workforce and ease healthcare industry demands primarily by offering healthcare related academic programs at off-campus classroom and laboratory sites located near healthcare providers. As of September 30, 2020, GCE provides education services to 25 university partners across the United States.

We plan to continue to add additional university partners and will roll out additional programs with both our existing partners and with new partners. Both new and existing university partners may be partnered for healthcare programs, online only or hybrid programs, or both healthcare and other programs as is our most significant partner GCU. Therefore, going forward we will refer to all university partners as GCE partners or our partners and will no longer differentiate between partners of GCE and partners of Orbis Education; we will, however, continue to disclose significant information for GCU, such as enrollments, due to its size in comparison to our other university partners.

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

The Company has a long-term master services agreement pursuant to which the Company provides education services to its most significant university partner, GCU, in return for 60% of GCU’s tuition and fee revenues, which includes fee revenues from room, board, and other ancillary businesses including a student-run golf course and hotel. GCU has three types of students, traditional ground university students attending class on its campus in Phoenix, Arizona and of which approximately 70% have historically lived on campus in university owned residence halls, professional studies students who are working adult students that attend class one night a week on the Phoenix campus, and online students that attend class fully online.

The COVID-19 outbreak, as well as measures taken to contain its spread, has impacted GCU’s students and its business in a number of ways. Beginning in March 2020, GCU’s programs for its professional studies students and its traditional ground university students were immediately converted to an online learning environment and residential students were strongly encouraged to move off campus. Summer semester classes were moved to an online environment as well and most students were given the choice of attending the Fall semester in person or completely online. Given the Company’s historical experience delivering online education services and the fact that all of GCU’s students and faculty use the university’s online learning management system for at least some of the coursework, the transition has been seamless and thus, the university has not incurred a significant decrease in tuition revenue or significant increase in costs associated with this transition. In addition, the following impacts from the COVID-19 pandemic have served to reduce GCU’s non-tuition revenue during its Spring, Summer and Fall semesters and, consequently, the service revenues we earn under the master services agreement:

●	Traditional ground university students who elected to move off campus near the end of the Spring semester received partial refunds for dormitory and meal payments, which reduced GCU’s revenue and thus the service revenues earned by the Company in the last nine days of March and the month of April;

●	Ancillary businesses operated by GCU such as its hotel and merchandise shops were closed in late March. Some of these businesses remain closed while other opened with scaled back operations in mid-September, which reduced and will continue to reduce GCU’s revenues and thus the service revenues earned by the Company until these businesses are fully reopened;

●	Limited residential students remained on campus during the Summer semester, which reduced GCU’s dormitory and ancillary revenues and thus the service revenues earned by the Company;

●	GCU’s doctoral students are required to attend two residencies on the university’s campus and at its hotel in Phoenix, Arizona as part of their dissertation. On an annual basis approximately 3,000 learners attend the week-long residency, most of whom have historically attended in the Summer. Most of the residencies that were scheduled for the last week of March through the end of July were cancelled. The doctoral residencies scheduled for August and September were held at another location with lower than normal attendance. The residencies through the end of the calendar year will continue to be held at another location with expected lower than normal attendance which will result in lower GCU revenues including at its hotel, and thus reduce the service revenues earned by the Company;

●	GCU shifted its start date for the Fall semester for its traditional ground students from August 24, 2020 to September 8, 2020, which has the effect of moving tuition revenue for all GCU traditional students, and certain ancillary revenue for residential students, from the third quarter of 2020 to the fourth quarter of 2020;

●	GCU shifted its move-in date for its residential students to the week of September 21, 2020, which reduced housing revenue and certain ancillary revenue for residential students by three weeks. In addition, approximately 4,900 of GCU’s traditional campus students elected to attend the Fall semester entirely in the online modality. Residential enrollment for the Fall of 2020 was approximately 11,500 whereas residential bed capacity is approximately 14,500. This reduction in residential students caused a reduction in GCU’s revenue and thus the service revenues earned by the Company.

The changes described above at GCU have impacted or will impact the Company’s service revenue under its Master Services Agreement with GCU. In addition, due to the limited operating expenses that we incur to deliver those services, there has been or will be a direct reduction in our operating profit and operating margin.

The Company also has long-term services agreements with numerous university partners across the United States. Other than at GCU, the majority of these university partners’ students are studying in the Accelerated Bachelor of Science in Nursing program which is offered in a 12-16 month format in three or four academic semesters. The Spring and Summer 2020 semesters were completed without interruption and each university partner is in its Fall semester. Some students who were scheduled to start their program in the Summer 2020 semester delayed their start until the Fall 2020 which resulted in lower enrollments and revenues in the Summer 2020 semester than was planned. In a number of locations, the demand to start in the Fall 2020 semester was greater than initially planned but a number of our university or healthcare partners chose not to increase the Fall 2020 cohort size to make up for the Summer 2020 start shortfall due to concerns about clinical availability. The Fall 2020 enrollment was only slightly lower than our original expectations as we were able to make up for some of the Summer 2020 new start shortfall with higher retention rates and slightly higher than expected Fall 2020 new starts.

No other changes are currently anticipated related to the Fall 2020 semester that would have an impact on the Company’s service revenue, operating profit and operating margins. However, if GCU determines that it must send its students home prior to the end of the Fall semester and elects to give partial refunds for dormitory and meal payments or if one of our other university partners closes a location prior to the end of the Fall semester, such an event would reduce the service revenues earned by the Company.

The COVID-19 outbreak also presents operational challenges to the Company as approximately 90% of our entire workforce is currently working remotely and is expected to continue doing so for the foreseeable future. This degree of remote working could increase risks in the areas of internal control, cyber security and the use of remote technology, and thereby result in interruptions or disruptions in normal operational processes.

It is not possible for us to completely predict the duration or magnitude of the adverse results of the COVID-19 pandemic and its effects on our business, results of operations or financial condition at this time, but such effects may be material in future quarters.

We estimate that the shift in net revenue from the third quarter to the fourth quarter as a result of the shift in the start date of the GCU Fall semester is $9.9 million. We estimate that the reduction in service revenue attributable to reduced tuition, fees and ancillary revenues of our university partners resulting from COVID-19 will be $8.5 million in the fourth quarter of 2020 with a comparable reduction in operating profit.

Critical Accounting Policies and Use of Estimates

Our critical accounting policies are disclosed in the 2019 Form 10-K for the fiscal year ended December 31, 2019. During the nine months ended September 30, 2020, there have been no significant changes in our critical accounting policies.

Results of Operations

The following table sets forth certain income statement data as a percentage of net revenue for each of the periods indicated. Amortization of intangible assets and the loss on transaction have been excluded from the table below:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Costs and expenses
Technology and academic services	15.5%	12.5%	13.9%	11.6%
Counseling services and support	29.3	29.1	29.1	28.9
Marketing and communication	21.3	19.3	20.8	19.3
General and administrative	7.1	7.0	5.5	6.0

Three Months Ended September 30, 2020 Compared to Three Months Ended September 30, 2019

Service revenue. Our service revenue for the three months ended September 30, 2020 was $198.4 million, an increase of $5.1 million, or 2.6%, as compared to service revenue of $193.3 million for the three months ended September 30, 2019. The increase year over year in service revenue was primarily due to an increase in university partner enrollments between years of 8.2% partially offset by a decrease in revenue per student year over year. Partner enrollments totaled 117,772 at September 30, 2020 as compared to 108,821 at September 30, 2019. Enrollments at GCU grew to 112,781 at September 30, 2020, an increase of 7.6% over enrollments at September 30, 2019, while enrollments at our other university partners were 4,991, an increase of 25.6% over enrollments at September 30, 2019. The decrease in revenue per student is primarily due to the revenue impacts caused by COVID-19 including the shift in start date for the Fall traditional campus at GCU, resulting in 13 fewer revenue producing days for GCU’s ground traditional campus Fall semester in the third quarter of 2020 as compared to the third quarter of 2019. Also, GCU shifted its move-in date for residential students back to the week of September 21, 2020, which reduced room and board revenue and certain other ancillary revenue for residential students for the Fall 2020 semester by three weeks. In addition, only a small number of GCU’s students remained on campus in the summer of 2020 and approximately 4,900 of GCU’s traditional campus students elected to attend the Fall semester entirely in the online modality. As a result, 2020 Summer and Fall semester fees, room and board and other ancillary revenues for the third quarter of 2020 at GCU were lower than in the comparable period in the prior year. These decreases were partially offset by the fact that our other university partners generally generate a higher revenue per student than our agreement with GCU as these agreements generally have a higher percentage of service revenue, the partners have higher tuition rates than GCU and the majority of these students are studying in the Accelerated Bachelor of Science in Nursing program so these students take on average more credits per semester. Last, we opened seven new off-campus classroom and laboratory sites in the third quarter of 2020 bringing the total number of these sites to 30 as compared to 23 as of September 30, 2019.

Technology and academic services. Our technology and academic services expenses for the three months ended September 30, 2020 were $30.8 million, an increase of $6.6 million, or 26.9%, as compared to technology and academic services expenses of $24.2 million for the three months ended September 30, 2019. These increases were primarily due to increases in employee compensation and related expenses including share-based compensation, in occupancy and depreciation including lease expenses, and in technology and academic supply costs of $4.2 million, $1.5 million and $0.9 million, respectively. These increases were primarily due to increased headcount to support our 25 university partners, and their increased enrollment growth, tenure-based salary adjustments, an increase in benefit costs, an increase in COVID-19 related supply costs at all locations, and the increased number of off-campus classroom and laboratory sites year over year. Our technology and academic services expenses as a percentage of net revenue increased 3.0% to 15.5% for the three months ended September 30, 2020, from 12.5% for the three months ended September 30, 2019 primarily due to the partnership agreements that have off-campus classroom and laboratory sites requiring a higher level of technology and academic services than our agreement with GCU and due to the revenue impacts caused by COVID-19 as we incur limited operating expenses to deliver those services. Additionally, in the third quarter of 2020 we incurred costs related to the opening of seven off-campus classroom and laboratory sites in the second half of 2020 and we are incurring costs for four more locations that will open in the first half of 2021. GCE has 30 off-campus classroom and laboratory sites open as of September 30, 2020 as compared to the 23 sites that were open as of September 30, 2019.

Counseling services and support. Our counseling services and support expenses for the three months ended September 30, 2020 were $58.2 million, an increase of $1.9 million, or 3.5%, as compared to counseling services and support expenses of $56.3 million for the three months ended September 30, 2019. These increases were primarily attributable to increases in employee compensation and related expenses including share-based compensation, and in depreciation, amortization and occupancy costs of $3.5 million and $0.4 million, respectively, partially offset by a decrease in other counseling services and support expenses of $2.0 million. The increases in employee compensation and related expenses were primarily due to increased headcount to support our 25 university partners, and their increased enrollment growth, tenure-based salary adjustments, and the increased number of off-campus classroom and laboratory sites open year over year. The decrease in other counseling services and support expenses is primarily the result of decreased travel costs to service our 25 university partners. All non-essential travel ceased when the COVID-19 national emergency was announced in mid-March. Our counseling services and support expenses as a percentage of net revenue slightly increased 0.2% to 29.3% for the three months ended September 30, 2020, from 29.1% for the three months ended September 30, 2019 primarily due to the revenue impacts caused by COVID-19 as we incur limited operating expenses to deliver those services, partially offset by the reduced travel and other costs and our ability to leverage our other counseling services and support expenses across an increasing revenue base.

Marketing and communication. Our marketing and communication expenses for the three months ended September 30, 2020 were $42.2 million, an increase of $4.9 million, or 13.1%, as compared to marketing and communication expenses of $37.3 million for the three months ended September 30, 2019. This increase was primarily attributable to the increased cost to market our university partners’ programs and due to the marketing of new university partners and new locations which resulted in increased advertising of $4.8 million. Our marketing and communication expenses as a percentage of net revenue increased by 2.0% to 21.3% for the three months ended September 30, 2020, from 19.3% for the three months ended September 30, 2019, primarily due to the increase in the number of new off-campus classroom and laboratory sites opened in the second half of 2020 and first half of 2021 as compared to those opened in the same period in the prior year and due to the revenue impacts caused by COVID-19 as we incur limited operating expenses to deliver those services.

General and administrative. Our general and administrative expenses for the three months ended September 30, 2020 were $14.0 million, an increase of $0.4 million, or 3.5%, as compared to general and administrative expenses of $13.6 million for the three months ended September 30, 2019. This increase was primarily due to an increase in contributions made in lieu of state income taxes to school sponsoring organizations from $4.0 million for the three months ended September 30, 2019 to $5.0 million for the three months ended September 30, 2020 partially offset by a decrease in employee compensation and related expenses including share-based compensation of $0.7 million. The decrease in employee compensation and related expenses is primarily related to lower headcount at our office in Indiana as we have transitioned a number of back office functions to Arizona. Our general and administrative expenses as a percentage of net revenue increased by 0.1% to 7.1% for the three months ended September 30, 2020, from 7.0% for the three months ended September 30, 2019 due to the revenue impacts caused by COVID-19 as we incur limited operating expenses to deliver those services, partially offset by our ability to leverage our other general and administrative expenses across an increasing revenue base.

Amortization of intangible assets. Amortization of intangible assets for the three months ended September 30, 2020 was $2.1 million a decrease of $0.1 million as compared to amortization of intangible assets for the three months ended September 30, 2019 of $2.2 million. As a result of the Acquisition, certain identifiable intangible assets were created (primarily customer relationships) that will be amortized over their expected lives.

Interest income on Secured Note. Interest income on the secured note from GCU in the initial principal amount of $870.1 million (the “Secured Note”) for the three months ended September 30, 2020 was $14.9 million, a decrease of $1.3 million, or 8.2%, as compared to $16.2 million for the three months ended September 30, 2019. The Secured Note bears interest at 6% annually, and GCU makes monthly interest payments. The decrease over the prior year was primarily due to a decrease in the average principal balance of the Secured Note between periods due to net loan repayments made by GCU under the Secured Note during the past twelve months. In September 2019, GCU repaid $60.0 million and in October 2019 GCU repaid $40.0 million. The $75.0 million borrowed by GCU at the end of June 2020 was repaid in early July 2020.

Interest expense. Interest expense was $0.9 million for the three months ended September 30, 2020, a decrease of $2.0 million, as compared to interest expense of $2.9 million for the three months ended September 30, 2019. The decrease in interest expense was primarily due to a decline in the average credit facility outstanding balance between periods due to paydowns of the credit facility during the past twelve months and an interest rate reduction of approximately 150 basis points since the end of 2019.

Investment interest and other. Investment interest and other for the three months ended September 30, 2020 was $0.2 million, a decrease of $0.1 million, as compared to $0.3 million in the three months ended September 30, 2019. This decrease was primarily attributable to a decline in interest income on excess cash as the average investment balance declined year over year and lower interest rates.

Income tax expense. Income tax expense for the three months ended September 30, 2020 was $13.1 million, a decrease of $2.1 million, or 13.4%, as compared to income tax expense of $15.2 million for the three months ended September 30, 2019. This decrease was the result of lower taxable income and a slight decrease in our effective tax rate between periods. Our effective tax rate was 20.2% during the third quarter of 2020 compared to 20.7% during the third quarter of 2019. In the third quarter of 2020, the effective tax rate was impacted by a $1.0 million increase in contributions made in lieu of state income taxes to school sponsoring organizations from $4.0 million for the three months ended September 30, 2019 to $5.0 million for the three months ended September 30, 2020, partially offset by lower excess tax benefits, which declined to $0.1 million in the third quarter of 2020 as compared to $0.4 million in the same period in 2019 due to a lower stock price and fewer stock option exercises in the third quarter of 2020. The inclusion of excess tax benefits and deficiencies as a component of our income tax expense will increase volatility within our provision for income taxes as the amount of excess tax benefits or deficiencies from share-based compensation awards are dependent on our stock price at the date the restricted awards vest, our stock price on the date an option is exercised, and the quantity of options exercised. Our restricted stock vests in March each year so the favorable benefit will primarily impact the first quarter each year.

Net income. Our net income for the three months ended September 30, 2020 was $52.0 million, a decrease of $6.2 million, or 10.5%, as compared to $58.2 million for the three months ended September 30, 2019, due to the factors discussed above.

Nine Months Ended September 30, 2020 Compared to Nine Months Ended September 30, 2019

Service revenue. Our service revenue for the nine months ended September 30, 2020 was $605.8 million, an increase of $40.4 million, or 7.1%, as compared to service revenue of $565.4 million for the nine months ended September 30, 2019. The increase year over year in service revenue was primarily due to an increase in university partner enrollments between years of 8.2% partially offset by a decrease in revenue per student year over year. Partner enrollments totaled 117,772 at September 30, 2020 as compared to 108,821 at September 30, 2019. Enrollments at GCU

grew to 112,781 at September 30, 2020, an increase of 7.6% over enrollments at September 30, 2019, while enrollments at our other university partners were 4,991, an increase of 25.6% over enrollments at September 30, 2019. The decrease in revenue per student is primarily due to the revenue impacts caused by COVID-19 including the shift in start date for the Fall traditional campus at GCU, resulting in 13 fewer revenue producing days for GCU’s ground traditional campus Fall semester in the third quarter of 2020 as compared to the third quarter of 2019. Also, GCU shifted its move-in date for its residential students back to the week of September 21, 2020, which reduced room and board revenue and certain other ancillary revenue for residential students for the Fall 2020 semester by three weeks. In addition, GCU recommended that traditional campus residential students move off campus near the end of the Spring semester, only a small number of GCU’s students remained on campus in the summer of 2020 and approximately 4,900 of GCU’s traditional campus students elected to attend the Fall semester entirely in the online modality. As a result, 2020 Spring, Summer and Fall semester fees, room and board and other ancillary revenues at GCU were lower than in the comparable periods in the prior year. These decreases were partially offset by the fact that our other university partners generally generate a higher revenue per student than our agreement with GCU as these agreements generally have a higher percentage of service revenue, the partners have higher tuition rates than GCU and the majority of these students are studying in the Accelerated Bachelor of Science in Nursing program so these students take on average more credits per semester. In addition, we opened seven new off-campus classroom and laboratory sites in the third quarter of 2020 bringing the total number of these sites to 30 as compared to 23 at September 30, 2019. Last, we generated slightly more revenues in the first nine months of 2020 as compared to the same period in 2019 due to the timing of the Acquisition on January 22, 2019, and due to 2020 being a Leap Year and thus providing an extra day of revenue in 2020 as compared to 2019.

Technology and academic services. Our technology and academic services expenses for the nine months ended September 30, 2020 were $84.2 million, an increase of $18.8 million, or 28.7%, as compared to technology and academic services expenses of $65.4 million for the nine months ended September 30, 2019. These increases were primarily due to increases in employee compensation and related expenses including share-based compensation, in occupancy and depreciation including lease expenses, and in other technology and academic supply costs of $14.3 million, $3.7 million and $0.8 million. These increases were primarily due to increased headcount to support our 25 university partners, and their increased enrollment growth, tenure-based salary adjustments, an increase in benefit costs, an increase in COVID-19 supply costs at all locations, the timing of the Acquisition and the increased number of off-campus classroom and laboratory sites open between years. Our technology and academic services expenses as a percentage of net revenue increased 2.3% to 13.9% for the nine months ended September 30, 2020, from 11.6% for the nine months ended September 30, 2019 primarily due to the partnership agreements that have off-campus classroom and laboratory sites requiring a higher level of technology and academic services than our agreement with GCU and due to the revenue impacts caused by COVID-19 as we incur limited operating expenses to deliver those services. Additionally, in the first nine months of 2020 we incurred costs related to the opening of seven off-campus classroom and laboratory sites in the second half of 2020 and we are incurring costs for four more locations that will open in the first half of 2021. GCE has 30 off-campus classroom and laboratory sites open as of September 30, 2020 as compared to the 23 sites that were open as of September 30, 2019.

Counseling services and support. Our counseling services and support expenses for the nine months ended September 30, 2020 were $176.0 million, an increase of $12.4 million, or 7.6%, as compared to counseling services and support expenses of $163.6 million for the nine months ended September 30, 2019. These increases were primarily attributable to increases in employee compensation and related expenses including share-based compensation and in depreciation, amortization and occupancy costs of $15.8 million and $1.0 million, respectively, partially offset by a decrease in other counseling services and support expenses of $4.4 million. The increases in employee compensation and related expenses were primarily due to increased headcount to support our 25 university partners, and their increased enrollment growth, tenure-based salary adjustments, an increase in benefit costs, the timing of the Acquisition and the increased number of off-campus classroom and laboratory sites open year over year. The decrease in other counseling services and support expenses is primarily the result of decreased travel costs to service our 25 university partners. All non-essential travel ceased when the COVID-19 national emergency was announced in mid-March. Our counseling services and support expenses as a percentage of net revenue slightly increased by 0.2% to 29.1% for the nine months ended September 30, 2020, from 28.9% for the nine months ended September 30, 2019 primarily due to the revenue impacts caused by COVID-19 as we incur limited operating expenses to deliver those services partially offset by our ability to leverage our other counseling services and support expenses across an increasing revenue base.

Marketing and communication. Our marketing and communication expenses for the nine months ended September 30, 2020 were $126.0 million, an increase of $17.0 million, or 15.6%, as compared to marketing and communication expenses of $109.0 million for the nine months ended September 30, 2019. This increase was primarily attributable to the increased cost to market our university partners’ programs and due to the marketing of new university partners and new off-campus classroom and laboratory sites which resulted in increased advertising of $16.8 million and increased employee compensation expenses and related expenses including share-based compensation of $0.3 million, partially offset by a slight decrease in other marketing supplies of $0.1 million. Our marketing and communication expenses as a percentage of net revenue increased by 1.5% to 20.8% for the nine months ended September 30, 2020, from 19.3% for the nine months ended September 30, 2019, primarily due to the increase in the number of new university partners and increased off-campus classroom and laboratory sites open between years and due to the revenue impacts caused by COVID-19 as we incur limited operating expenses to deliver those services.

General and administrative. Our general and administrative expenses for the nine months ended September 30, 2020 were $33.1 million, a decrease of $1.1 million, or 3.1%, as compared to general and administrative expenses of $34.2 million for the nine months ended September 30, 2019. This decrease was primarily due to decreases in professional fees of $1.9 million, decreases in employee compensation and related expenses including share-based compensation of $0.5 million, and other general and administrative expenses of $0.3 million, partially offset by an increase in contributions in lieu of state income taxes to school sponsoring organizations of $1.0 million from $4.0 million in 2019 to $5.0 million in 2020 and an increase in occupancy and depreciation of $0.6 million. In 2019, our professional fees were significantly higher due to a payment made to an outside provider that assisted us in obtaining a state tax refund with a favorable impact of $5.9 million in the first quarter of 2019. The decrease in employee compensation and related expenses is primarily related to lower headcount at our office in Indiana as we have transitioned a number of back office functions to Arizona. Our decrease in other general and administrative expenses is primarily related to reduced travel costs. Our increase in occupancy and depreciation are primarily related to the timing of the Acquisition and the increased lease expense for our office in Indiana. Our general and administrative expenses as a percentage of net revenue decreased by 0.5% to 5.5% for the nine months ended September 30, 2020, from 6.0% for the nine months ended September 30, 2019 due to the lower professional fees and our ability to leverage our other general and administrative expenses across an increasing revenue base, partially offset by the revenue impacts caused by COVID-19 as we incur limited operating expenses to deliver those services.

Amortization of intangible assets. Amortization of intangible assets for the nine months ended September 30, 2020 was $6.3 million, an increase of $0.3 million or 4.5% as compared to $6.0 million for the nine months ended September 30, 2019. This increase is related to the timing of the Acquisition, which occurred on January 22, 2019. As a result of the Acquisition, certain identifiable intangible assets were created (primarily customer relationships) that will be amortized over their expected lives.

Loss on transaction. The loss on transaction for the nine months ended September 30, 2019 was $4.0 million due to transaction costs related to the Acquisition.

Interest income on Secured Note. Interest income on the Secured Note from GCU for the nine months ended September 30, 2020 was $44.3 million, a decrease of $0.1 million, or 0.2%, as compared to $44.4 million for the nine months ended September 30, 2019. The Secured Note bears interest at 6% annually, and GCU makes monthly interest payments. The decrease over the prior year was primarily due to a slight decrease in the average principal balance of the Secured Note between periods due to repayments made by GCU under the Secured Note during the past twelve months.

Interest expense. Interest expense was $3.5 million for the nine months ended September 30, 2020, a decrease of $4.9 million, as compared to interest expense of $8.4 million for the nine months ended September 30, 2019. The decrease in interest expense was primarily due to a decline in the average credit facility outstanding balance between periods due to paydowns of the credit facility during the past twelve months and an interest rate reduction of approximately 150 basis points since the end of 2019.

Investment interest and other. Investment interest and other for the nine months ended September 30, 2020 was $0.8 million, a decrease of $3.2 million, as compared to $4.0 million in the nine months ended September 30, 2019.

This decrease was primarily attributable to a decline in interest income on excess cash as the average investment balance declined year over year and lower interest rates.

Income tax expense. Income tax expense for the nine months ended September 30, 2020 was $51.3 million, an increase of $10.5 million, or 25.8%, as compared to income tax expense of $40.8 million for the nine months ended September 30, 2019. This increase was the result of an increase in our effective tax rate, partially offset by a slight decrease in our taxable income between periods. Our effective tax rate was 23.1% during the nine months ended September 30, 2020 compared to 18.3% during the nine months ended September 30, 2019. The lower effective tax rate in 2019 resulted from an agreement with the Arizona Department of Revenue regarding previously filed refund claims related to income tax obligations for prior calendar years, which resulted in a favorable tax impact of $5.9 million recorded as a discrete tax item in the first quarter of 2019. The effective tax rate has also been negatively impacted by lower excess tax benefits, which declined to $0.7 million in the first nine months of 2020 as compared to $7.2 million in the same period in 2019. The lower excess tax benefits are primarily due to a decrease in our stock price between years and fewer stock option exercises. The inclusion of excess tax benefits and deficiencies as a component of our income tax expense will increase volatility within our provision for income taxes as the amount of excess tax benefits or deficiencies from share-based compensation awards are dependent on our stock price at the date the restricted awards vest, our stock price on the date an option is exercised, and the quantity of options exercised. Our restricted stock vests in March each year so the favorable benefit will primarily impact the first quarter each year. The increases in our effective tax rate were partially offset by an increase in our contributions made in lieu of state income taxes to school sponsoring organizations from $4.0 million for the nine months ended September 30, 2019 to $5.0 million for the nine months ended September 30, 2020.

Net income. Our net income for the nine months ended September 30, 2020 was $170.4 million, a decrease of $12.1 million, or 6.6%, as compared to $182.5 million for the nine months ended September 30, 2019, due to the factors discussed above.

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

Liquidity and Capital Resources

Liquidity. Our unrestricted cash and cash equivalents and investments were $179.8 million at September 30, 2020. Our credit facility had an available line of credit of $150.0 million as of September 30, 2020.

Based on our current level of operations and anticipated growth, we believe that our cash flow from operations and other sources of liquidity, including cash and cash equivalents and our revolving line of credit, will provide adequate funds for ongoing operations, planned capital expenditures, and working capital requirements for at least the next 24 months.

Arrangements with GCU

In conjunction with the Asset Purchase Agreement with GCU, we received a Secured Note as consideration for the transferred assets (the “Transferred Assets”). The Secured Note contains customary commercial credit terms, including affirmative and negative covenants applicable to GCU, and provides that the Secured Note bears interest at an annual rate of 6.0%, has a maturity date of June 30, 2025, and is secured by all of the assets of GCU. The Secured Note provides for GCU to make interest only payments during the term, with all principal and accrued and unpaid interest due at maturity, and also provides that we may loan additional amounts to GCU to fund approved capital expenditures during the first three years of the term. As of September 30, 2020, the Company had loaned an additional $99,815 to GCU, net of repayments. GCU believes that its cash flows from operations are currently sufficient to fund all of its capital expenditures although it is possible that it will continue to borrow from us for short term cash flow needs.

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

During the three months ended September 30, 2020, 266,641 shares of common stock were repurchased by the Company. At September 30, 2020, there remains $85.0 million available under our share repurchase authorization.

Cash Flows

Operating Activities. Net cash provided by operating activities for the nine months ended September 30, 2020 was $180.1 million as compared to $195.1 million for the nine months ended September 30, 2019. The decrease in cash generated from operating activities between the nine months ended September 30, 2019 and the nine months ended September 30, 2020 was primarily due to a decrease in net income between periods and changes in other working capital balances. We define working capital as the assets and liabilities, other than cash, generated through the Company’s primary operating activities. Changes in these balances are included in the changes in assets and liabilities presented in the consolidated statement of cash flows.

Investing Activities. Net cash used in investing activities was $13.7 million and $431.1 million for the nine months ended September 30, 2020 and 2019, respectively. The net cash used in investing activities in the nine months ended September 30, 2020 was capital expenditures of $22.2 million, partially offset by proceeds from the sale of investments of $8.7 million. Funding to GCU net of repayments during the first nine months of 2020 totaled nil. During the nine months ended September 30, 2019, we paid $361.2 million, net of cash acquired, to acquire Orbis Education on January 22, 2019. Funding to GCU during the first nine months of 2019 totaled $109.8 million, net of repayments made by GCU. Proceeds from investments, net of purchases of short-term investments, was $55.3 million for the nine months ended September 30, 2019. Capital expenditures were $15.2 million for the nine months ended September 30, 2019. During the nine-month period for 2020 and 2019, capital expenditures primarily consisted of leasehold improvements and equipment for new university partner locations, as well as purchases of computer equipment, other internal use software projects and furniture and equipment to support our increasing employee headcount. The increase in capital expenditures between periods is primarily due to the increase in the number of sites opened. We invest approximately $1.5 million in leasehold improvements and equipment for each off-campus classroom and laboratory site. We opened seven new sites in the second half of 2020 and will open four additional sites in the first half of 2021 whereas we opened only four sites in the same period in the prior year.

Financing Activities. Net cash used in financing activities was $122.0 million for the nine months ended September 30, 2020. Net cash provided by financing activities was $174.0 million for the nine months ended September 30, 2019. During the nine months ended September 30, 2020, $5.0 million was used to purchase common shares withheld in lieu of income taxes resulting from the vesting of restricted share awards and $92.3 million was used to purchase treasury stock in accordance with the Company’s share repurchase program. Principal payments on notes payable and capital leases totaled $24.9 million. During the nine months ended September 30, 2019, $270.0 million of proceeds was drawn on the credit facility, and the term loan balance of the prior credit agreement of $59.9 million was repaid along with $12.1 million of principal payments on the new credit facility. In addition, $2.4 million of debt issuance costs were incurred on the new credit facility and $8.1 million was used to purchase common shares withheld in lieu of income taxes resulting from the vesting of restricted share awards and $17.3 million was used to purchase treasury stock in accordance with the Company’s share repurchase program. Proceeds from the exercise of stock options of $3.7 million were received in the nine months ended September 30, 2019.

Contractual Obligations

The following table sets forth, as of September 30, 2020, the aggregate amounts of GCE’s significant contractual obligations and commitments with definitive payment terms due in each of the periods presented (in millions). Less than one year amounts represent payments due from October 1, 2020 through December 31, 2020.

		Payments Due by Period
		Less than			More than
	Total	1 Year	2-3 Years	4-5 Years	5 Years
Notes payable	$116.1	$8.3	$66.3	$41.5	$—
Lease liabilities(1)	61.4	1.4	13.9	12.8	33.3
Purchase obligations(2)	10.1	0.7	8.4	1.0	—
Total contractual obligations	$187.6	$10.4	$88.6	$55.3	$33.3
(1)	The lease liabilities exclude $1.4 million of non-cancelable operating lease commitments for classroom site locations, that had not yet commenced.
(2)	The purchase obligation amounts include expected spending by period under contracts for GCE that were in effect at September 30, 2020.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have had or are reasonably likely to have a material current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources.

Item 3.   Quantitative and Qualitative Disclosures About Market Risk

Impact of inflation. We believe that inflation has not had a material impact on our results of operations for the nine months ended September 30, 2020 or 2019. There can be no assurance that future inflation will not have an adverse impact on our operating results and financial condition.

Market risk. As of September 30, 2020, we have no derivative financial instruments or derivative commodity instruments. We invest cash in excess of current operating requirements in short-term certificates of deposit and money market instruments, municipal bond portfolios, or municipal mutual funds at multiple financial institutions.

Interest rate risk. We manage interest rate risk by investing excess funds in cash equivalents, BBB or higher rated municipal bonds, municipal mutual funds and commercial paper bearing variable interest rates, which are tied to various market indices or individual bond coupon rates. Our future investment income may fall short of expectations due to changes in interest rates or we may suffer losses in principal if we are forced to sell securities before their maturity date that have declined in market value due to changes in interest rates. At September 30, 2020, a 10% increase or decrease in interest rates would not have a material impact on our future earnings, fair values, or cash flows. For information regarding our variable rate debt, see “Market risk” above.

Item 4.   Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective, as of September 30, 2020, in ensuring that material information relating to us required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in reports it files or submits under the Exchange Act is accumulated and communicated to management, including its principal executive officer or officers and principal financial officer or officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

PART II – OTHER INFORMATION

Item 1.   Legal Proceedings

None.

Item 1A. Risk Factors

The following additional risk factors should be read in conjunction with the risk factors previously disclosed in Part 1, Item 1A, “Risk Factors,” of the 2019 Form 10-K, Item 1A. “Risk Factors” of our quarterly report on Form 10-Q for the period ended March 31, 2020 and for the period ended June 30, 2020, and the information contained in this Quarterly Report on Form 10-Q and our other reports and registration statements filed with the SEC. The developments described in these additional risk factors have heightened, or in some cases manifested, certain of the risks disclosed in the “Risk Factors” section of the 2019 Form 10-K, and such risk factors are further qualified by the information relating to COVID-19 that is described in this Quarterly Report on Form 10-Q, including in the additional risk factor below. Except as described herein, there have been no material changes with respect to the risk factors disclosed in the 2019 Form 10-K.

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

This outbreak, as well as measures taken to contain the spread of COVID-19, has impacted GCU’s students and its business in a number of ways, including the closure of dormitories and GCU’s hotel and various ancillary businesses near the end of the Spring 2020 semester. It has limited the number of residential students, doctoral residencies and the various ancillary businesses in the summer and fall months and it has caused the university to move back the start of its Fall 2020 ground traditional student semester including when residential students can move on to campus. A greater than expected number of traditional ground students have chosen to take the Fall semester in an online modality rather than living on campus. These actions have served to reduce GCU’s non-tuition revenue and, consequently, the service revenue we earn under the master services agreement.

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

The COVID-19 pandemic presents material uncertainty and risk with respect to our financial condition, results of operations, cash flows and performance and it is not possible for us to completely predict the duration or magnitude of the adverse results of the outbreak and its effects on us. The COVID-19 pandemic may also have the effect of heightening many of the risk factors identified in the “Risk Factors” section of the 2019 Form 10-K, such as those related to disruption or failures of our learning platform.

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sales of Unregistered Securities

None.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

In July 2020, our Board of Directors increased the authorization under the Company’s existing stock repurchase program by $50.0 million to a total of $300.0 million of common stock that we can repurchase, from time to time, depending on market conditions and other considerations. The current expiration date on the repurchase authorization is December 31, 2021. Repurchases occur at the Company’s discretion and the Company may modify, suspend or discontinue the repurchase authorization at any time. Repurchases may be made in the open market or in privately negotiated transactions, pursuant to the applicable Securities and Exchange Commission rules. The amount and timing of future share repurchases, if any, will be made as market and business conditions warrant. During the nine months ended September 30, 2020, we repurchased 1,164,244 shares of common stock. At September 30, 2020, there remains $85.0 million available under our share repurchase authorization.

The following table sets forth our share repurchases of common stock and our share repurchases in lieu of taxes, which are not included in the repurchase plan totals as they were approved in conjunction with the restricted share awards, during each period in the third quarter of fiscal 2020:

			Total Number of	Maximum Dollar
			Shares Purchased as	Value of Shares
		Average	Part of Publicly	That May Yet Be
	Total Number of	Price Paid	Announced	Purchased Under
Period	Shares Purchased	Per Share	Program	the Program
Share Repurchases
July 1, 2020 – July 31, 2020	23,800	$86.68	23,800	$106,200,000
August 1, 2020 – August 31, 2020	64,141	$95.26	64,141	$100,100,000
September 1, 2020 – September 30, 2020	178,700	$84.47	178,700	$85,000,000
Total	266,641	$87.26	266,641	$85,000,000
Tax Withholdings
July 1, 2020 – July 31, 2020	—	$—	—	$—
August 1, 2020 – August 31, 2020	—	$—	—	$—
September 1, 2020 – September 30, 2020	—	$—	—	$—
Total	—	$—	—	$—

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

101

The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2020, formatted in Inline XBRL: (i) Consolidated Income Statements, (ii) Consolidated Statements of Comprehensive Income, (iii) Consolidated Balance Sheets, (iv) Consolidated Statements of Stockholders’ Equity, (v) Consolidated Statements of Cash Flows, and (vi) Notes to Consolidated Financial Statements tagged as blocks of text and including detailed tags.

Filed herewith.

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2020, formatted in Inline XBRL (included as Exhibit 101).	Filed herewith.

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

GRAND CANYON EDUCATION, INC.

Date: November 5, 2020	By:	/s/ Daniel E. Bachus
Daniel E. Bachus
Chief Financial Officer
(Principal Financial Officer)