Form 10-K
period 2020-12-31
Grand Canyon Education, Inc.
filed 2021-02-17
CIK 1434588

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2020

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act).   Yes  ☐    No  ☒

The total number of shares of common stock outstanding as of February 12, 2021 was 46,873,732.

As of June 30, 2020, the last business day of the registrant’s most recently completed second fiscal quarter, the registrant’s common stock was listed on the NASDAQ Global Market. As of June 30, 2020, the aggregate market value of the registrant’s common stock held by non-affiliates was approximately $4.2 billion.

DOCUMENTS INCORPORATED BY REFERENCE

Certain portions of the registrant’s Definitive Proxy Statement for its 2021 Annual Meeting of Stockholders (which is expected to be filed with the Commission within 120 days after the end of the registrant’s 2020 fiscal year) are incorporated by reference into Part III of this Report.

GRAND CANYON EDUCATION, INC.

FORM 10-K

Special Note Regarding Forward-Looking Statements

This Annual Report on Form 10-K, including Item 1, Business; Item 1A, Risk Factors; and Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, contains certain “forward-looking statements,” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements include, without limitation, statements regarding: proposed new programs; statements as to whether regulatory developments or other matters may or may not have a material adverse effect on our financial position, results of operations, or liquidity; statements concerning projections, predictions, expectations, estimates, or forecasts as to our business, financial and operational results, and future economic performance; and statements of management’s goals and objectives and other similar expressions concerning matters that are not historical facts. Words such as “may,” “should,” “could,” “would,” “predicts,” “potential,” “continue,” “expects,” “anticipates,” “future,” “intends,” “plans,” “believes,” “estimates” and similar expressions, as well as statements in future tense, identify forward-looking statements. You can also identify forward-looking statements by discussions of strategy, plans or intentions of management.

Forward-looking statements should not be read as a guarantee of future performance or results and will not necessarily be accurate indications of the times at, or by, which such performance or results will be achieved. Forward-looking statements are based on information available at the time those statements are made or management’s good faith belief as of that time with respect to future events, and are subject to risks and uncertainties that could cause actual performance or results to differ materially from those expressed in or suggested by the forward-looking statements. Currently, one of the most significant factors that could cause actual outcomes to differ materially from our forward-looking statements is the potential adverse effects of the COVID-19 pandemic, and federal, state and/or local regulatory guidelines and private business actions to control it, on our financial condition, operating results and cash flows, our university partners, the higher education industry in which we operate, the global economy and the financial markets. The extent to which the COVID-19 pandemic will continue to impact us and our university partners will depend on future developments, which are highly uncertain and cannot be predicted with confidence, including the scope, severity and duration of the pandemic, and the resulting economic impacts and potential changes in behavior, among others. Important factors that could cause such differences, and which may be further heightened by the COVID-19 pandemic, include, but are not limited to:

●	the harm to our business, results of operations, and financial condition, and harm to our university partners resulting from epidemics, pandemics, including the COVID-19 outbreak, or public health crises;
●	the occurrence of any event, change or other circumstance that could give rise to the termination of any of the key university partner agreements;
●	our ability to properly manage risks and challenges associated with strategic initiatives, including potential acquisitions or divestitures of, or investments in, new businesses, acquisitions of new university partners, and expansion of services provided to our existing university partners;
●	our failure to comply with the extensive regulatory framework applicable to us either directly as a third-party service provider or indirectly through our university partners, including Title IV of the Higher Education Act and the regulations thereunder, state laws and regulatory requirements, and accrediting commission requirements;
●	the ability of our university partners’ students to obtain federal Title IV funds, state financial aid, and private financing;
●	potential damage to our reputation or other adverse effects as a result of negative publicity in the media, in the industry or in connection with governmental reports or investigations or otherwise, affecting us or other companies in the education services sector;
●	risks associated with changes in applicable federal and state laws and regulations and accrediting commission standards, including pending rulemaking by the United States Department of Education applicable to us directly or indirectly through our university partners;
●	competition from other education service companies in our geographic region and market sector, including competition for students, qualified executives and other personnel;
●	our expected tax payments and tax rate;
●	our ability to hire and train new, and develop and train existing employees;

●	the pace of growth of our university partners’ enrollment and its effect on the pace of our own growth;
●	fluctuations in our revenues due to seasonality;
●	our ability to, on behalf of our university partners, convert prospective students to enrolled students and to retain active students to graduation;
●	our success in updating and expanding the content of existing programs and developing new programs in a cost-effective manner or on a timely basis for our university partners;
●	risks associated with the competitive environment for marketing the programs of our university partners;
●	failure on our part to keep up with advances in technology that could enhance the experience for our university partners’ students;
●	the extent to which obligations under our credit agreement, including the need to comply with restrictive and financial covenants and to pay principal and interest payments, limits our ability to conduct our operations or seek new business opportunities;
●	our ability to manage future growth effectively;
●	the impact of any natural disasters or public health emergencies;
●	general adverse economic conditions or other developments that affect the job prospects of our university partners’ students; and
●	other factors discussed under the headings “Risk Factors,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” “Business,” and “Regulation.”

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

Part I

Item 1.    Business

Overview

Grand Canyon Education, Inc., a Delaware corporation (“GCE”) is a publicly traded education services company dedicated to serving colleges and universities. GCE has developed significant technological solutions, infrastructure and operational processes to provide services to these institutions on a large scale. GCE’s most significant university partner is Grand Canyon University (“GCU”), an Arizona non-profit corporation that operates a comprehensive regionally accredited university that offers graduate and undergraduate degree programs, emphases and certificates across nine colleges both online and on ground at its campus in Phoenix, Arizona. As of December 31, 2020, GCE provided education services and support to more than 111,600 students enrolled in GCU’s programs, emphases and certificates.

In January 2019, GCE began providing education services to numerous university partners across the United States through our wholly-owned subsidiary, Orbis Education Services LLC (“Orbis Education”), which we acquired on January 22, 2019 (the “Acquisition”). See Note 3 – Acquisition to consolidated financial statements for a full description of the Acquisition. In the healthcare field, GCE, together with Orbis Education, works in partnership with a growing number of top universities and healthcare networks across the country, offering healthcare-related academic programs at off-campus classroom and laboratory sites located near healthcare providers and developing high-quality, career-ready graduates who enter the workforce ready to meet the demands of the healthcare industry. As of December 31, 2020, GCE provided education services to 25 university partners across the United States.

Prior to July 1, 2018, GCE operated GCU. On July 1, 2018, GCE sold GCU to an independent, non-profit entity (the “Transaction.”) See Note 2 – The Transaction to consolidated financial statements for a full description of the Transaction. Accordingly, results of operations for the year ended December 31, 2018 reflect GCE’s operations prior to July 1, 2018 which were made up exclusively of the operations of GCU. For the period from July 1, 2018 to December 31, 2018, results of operations do not include the operations of GCU but rather reflect the operations of GCE as an educational services company.

We plan to continue to add additional university partners and to roll out additional programs with both our existing partners and with new partners. We may engage with both new and existing university partners to offer healthcare programs, online only or hybrid programs, or as is the case for our most significant partner, GCU, both healthcare and other programs. Therefore, we will refer to all university partners as “GCE partners” or “our partners” and will no longer differentiate between partners of GCE and partners of Orbis Education; we will, however, continue to disclose significant information for GCU, such as enrollments, due to its size in comparison to our other university partners.

Our Business

GCE is an education services company with 25 university partners as of December 31, 2020. We have invested over $250 million in the last 12 years to develop systems that automate key processes and enable us to scale these processes to hundreds of thousands of students. GCE is capable of supporting not just core academic functions, technology and marketing but many additional key processes that surround those functions, such as faculty recruiting and training, admissions, financial aid, accounting, and technical support. We provide these services to our university partners pursuant to master services agreements that define the scope of our engagement, the types of services provided and other key terms of the engagement.

Suite of Services

The following describes the various services that we are capable of providing to university partners. Services actually provided to a given university partner depend upon the nature of programs supported by GCE, existing university infrastructure, and university partner preferences.

Technology and Academic Services

We provide technology and academic services that relate to the ongoing maintenance of our university partners’ educational infrastructure, including online course delivery and management, student records, assessment, customer relations management and other internal administrative systems. These services also include curriculum conversion, support for content development, support for faculty and related training and development, technical support, rent and occupancy costs for university partners’ simulation and skills labs, and assistance with state regulatory compliance. We have established secure, reliable and scalable technology systems that provide a high-quality educational environment and that give us the capability to grow our university partners’ programs and enrollment.

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
●	Skills and Simulation Lab Sites – GCE secures and develops off-campus classroom and laboratory sites for use in various programs offered by our university partners, including the accelerated Bachelor of Science in Nursing (ABSN). Off-campus classroom and laboratory sites are branded for specific university partners and all classrooms, faculty, counselors, staff and specialized equipment are centralized and made accessible to every university partner student.

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

GCE’s marketing leadership team approaches the marketplace with an outlook that applies the latest advancements in integrated marketing strategy and new and emerging technologies while leveraging GCE’s buying power. This methodology embraces proven traditional and online solutions that are developed in conjunction with our university partners.

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

●	Finance and accounting - Finance and accounting services include administration of payroll, accounts payable, general ledger, student accounting, financial reporting, budgeting and taxes at the direction of GCU.
●	Human Resources - Human resources services include administration of performance management, personnel policies, recruitment and onboarding of new personnel, and benefit plan design and procurement, among others.
●	Audit - Audit services include development and administration of a GCU approved annual internal audit plan and execution of the audit plan for the service period.

●	Procurement - Procurement services include management of purchasing and vendor relationships, including travel services, review of vendor contracts, and maintenance of contracts in the procurement system.

Social Responsibility and Human Capital Development

Our business was created and continues to evolve to meet the needs of the local community in which we operate as well as those outside our community. We started by identifying what we believe to be the educational challenges that our country is facing and then worked to find solutions to these challenges. We believe these challenges include:

●	University education is too expensive;
●	Students are taking on too much debt;
●	Bachelor degrees are taking too long to complete;
●	Programs are not targeted enough toward careers. Recent surveys show that a large percentage of college students would change majors if starting over, and a significant number of recent graduates are under employed or are in jobs that don’t required degrees
●	As tuition increases, diversity decreases;
●	Universities have inadequate counseling and support services, especially for distanced learners;
●	Most university professors have no formal training in teaching, learning or course design.
●	Universities are under significant financial pressure, which has only been enhanced during 2020 due to the pandemic;

We provide the capital, technology and expertise to our university partners to lessen the challenges in each of the areas listed above (see Item 1. Business – Suite of Services). We work with these university partners to develop hybrid educational models that allow them the ability to decrease tuition or increase scholarships to their students which will often lower the debt their students incur. We work with our university partners and thousands of high schools across the country on dual credit, online prerequisite courses and other programs that shorten the time to completion thereby lowering cost and debt levels. We focus with our university partners on programs where there are skills shortages such as health care, teacher education, science, technology, engineering and math. GCE provides expanded academic counseling services and support to the students of our university partners which has proven to increase retention and completion. Our faculty services and curriculum development teams assist not only our university partners but other universities and K12 schools in improving their online education pedagogy. And our business model has helped our university partners as changes in the educational landscape and the pandemic has put pressure on their financial condition.

Community Involvement by GCE and its Employees. Examples of activities in which we and our employees participate include:

●	Improving Our Neighborhood and Increased Home Values - Together with Habitat for Humanity and in concert with our largest university partner, we are participating in the largest home renovation project in the country in the West Phoenix area surrounding GCU’s campus. As of December 31, 2020, 792 different projects have been completed in which 26,000 hours have been logged by volunteers. These efforts, combined with GCU’s expanded presence in the community, have resulted in a significant increase in home values in the 85017 zip code.
●	Furthering Job Creation - We, along with GCU have launched a number of new business enterprises that have reduced costs, provided management opportunities for recent graduates and employment opportunities for students and neighborhood residents, while spurring economic growth in the area.
●	Special Olympics - We participate in the annual Plane Pull Challenge, which benefits Special Olympics Indiana (SOIN) athletes. The “Orbeasts” go head to head in a tug of war with a Boeing FedEx 757 jetliner in SOIN’s largest single-day fundraiser. This event offers a unique opportunity for organizations to team build and work together to raise important funds for SOIN athletes. The vision of Special Olympics Indiana is that sport will open hearts and minds towards people with intellectual disabilities and create inclusive communities across the state and throughout the world.

●	Youth Opportunity Foundation - Our employees volunteer and donate time and funds to the Youth Opportunity Foundation which provides advocacy, clinical treatment, education and workforce development for at-risk young people in underprivileged areas.

●	Covid-19 Response: Our employees and the students of our university partners volunteered at COVID Point of Distribution sites (“POD”), including the GCU POD, which is being jointly operated by GCU and GCE at no cost to the state of Arizona, and other PODs including those run by our hospital partners. The students of our university partners assisted the clinical staff at the PODs in clinical positions including vaccine dilution, vaccine administration and patient observation or in non-clinical positions such as checking in vaccine recipients, documenting vaccinations, traffic flow and sitting with recipients after administration. Our employees also performed these non-clinical roles. These volunteers, especially the students of our university partners, allowed other direct caregivers to be reassigned from vaccine administration back to the bedside to care for the influx of COVID patients.

GCE also invests in the following activities that benefit the community.

●	Funding of Student Tuition Organizations - GCE contributes to private school tuition organizations, which are entities that allocate financial contributions toward tuition assistance and scholarships for disadvantaged students to attend Arizona private schools. In 2020, we increased our annual contribution to $5.0 million from $4.0 million in 2019.
●	Encouraging Employee Giving - We participate in Donate to Elevate, a program that encourages employees to participate in the Arizona individual tax credit program, which allows individual taxpayers to contribute money in lieu of state income tax payments to benefit private schools and other non-profit entities in Arizona, as well as local public schools and public charter schools. Employees are encouraged to designate tax dollars to the school or program of their choice.
●	Students Inspiring Students - GCE continues to support GCU’s free tutoring/mentoring program that serves Phoenix-area K-12 schools. Students who seek academic assistance in the GCU Learning Lounge may become eligible to receive the Students Inspiring Students full-tuition scholarship. To serve our clients and community, we seek donations to fund this neighborhood scholarship program.
●	Sponsoring K-12 Educational Development - GCE supports GCU’s K-12 Educational Development Department through sponsorship of GCU’s Canyon Professional Development and K-12 Targeted School Assistance programs. Canyon Professional Development offers professional development opportunities for educators and administrators, and their student/parent engagement programs aim to help students become college ready. K-12 Targeted School Assistance programs also offer tutoring and mentorship and more to community schools to improve learning environments and outcomes. Both initiatives elevate public, private, charter and home schools in the form of scholarships, program discounts, professional development, events, and more.
●	Continuing Community Involvement - GCE and our employees partner in countless other community events and projects throughout the year. We offer our full-time employees a maximum of 16 hours of PTO annually for community service. This time is used to volunteer at an approved charitable organization. Over 40 organizations are approved for employee volunteerism, including Habitat for Humanity.

In addition, GCE continues to partner in countless community events and projects throughout the year, helping organizations such as the Phoenix Rescue Mission, Feed My Starving Children, Arizona Foster Care, Boy/Girl Scouts, Goodwill Arizona, St. Vincent de Paul, Young Life, Elevate Phoenix, Back to School Clothing Drive and St. Mary’s

Food Bank. Our employees also went out into our surrounding neighborhoods to participate in programs such as Serve the City, Canyon Kids, Salute Our Troops, Colter Commons senior home visits and the Run to Fight Children’s Cancer.

We believe that we must have the best talent, including employees who possess a diverse range of experiences, backgrounds and skills, in order to anticipate and meet the needs of our business and those of our university partners. Over time, we have hired, developed and retained a diverse management and workforce that reflects our surrounding community and that is a key component in GCE’s success and an important part of our culture. We provide employees with training, development, and educational resources that promote learning and lead to real career advancement opportunities. We believe that our success in attracting, retaining, and developing human capital is directly correlated to our ability to provide employees both an interesting and engaging work experience as well as opportunities for meaningful involvement in the surrounding community. Our employees take advantage of these opportunities and share our commitment to and enthusiasm for community service projects, as well as charitable organizations throughout the Phoenix area. Through these activities, our employees have the opportunity to volunteer and provide servant leadership that benefits the surrounding neighborhoods and West Phoenix community.

Our Commitment to Diversity. A growing body of evidence suggests that diverse teams improve financial outcomes and support innovation, resiliency, and productivity. GCE’s commitment to fostering diversity in its community is evident in the following:

●	Our Diversity Statement - Grand Canyon Education is a faith-friendly shared services provider that embraces a world-view which outlines a responsibility to both charity and stewardship which simply stated is, ‘to love others as yourself’. We are a community of people who value the pursuit of truth and find great understanding in the convergence of differing viewpoints, backgrounds and ideas. We welcome employees from all walks of life which has contributed to a growing diversity within our population. Our diversity encompasses a multitude of dimensions, including age, disability, national origin, race, color, religion, gender, veteran status and more. Our Christian perspective compels us to treat every individual equally with respect and compassion. All community members deserve a comfortable space to express their feelings, so that every voice is heard. All members of the Company will be welcomed, valued, and provided safety in this community. Finally, diversity not only enriches the workplace and the educational endeavors of our partners, it is critical to it. Maintaining a diverse environment requires a measure of tolerance and understanding commensurate with the dignity and value of all human life. In sum, GCE values diversity because it values every employee and university partners’ students entrusted to its care.
●	Our Diverse Leadership - Our ability to attract and retain diverse talent is reflected at both the Board and management levels. Three of our five directors are women and one director identifies with an underrepresented diverse ethnicity. In addition, for all of our employees at the level of manager and above totaling 522 persons, 65.9% are held by women and other diverse persons, collectively.
●	Our Diverse Workforce - As of December 31, 2020, for all of our employees totaling 4,625, 76.1% are women and other diverse persons, collectively. As of December 31, 2020, GCE employed approximately 3,650 professional and administrative personnel, including technical and academic advisors, counseling advisors, marketing and communication professionals, and personnel that handle financial aid processing, information technology, human resources, corporate accounting, finance, and other administrative functions. In addition, at December 31, 2020, GCE employed approximately 975 part-time employees most of whom are student workers. None of our employees are a party to any collective bargaining or similar agreement with us. We consider our relations with our employees to be strong.
●	Our Hiring Practices and Policies - GCE ensures company diversity through hiring policies and practices that support diversity such as the Equal Employment Opportunity Policy, Nondiscrimination and Anti-Harassment Policy and Complaint Procedure, and the Disability Accommodation Policy. We post all open positions to a variety of diversity-related job boards to ensure we attract diverse candidates. We also collect and analyze employee demographic data to identify current trends and areas of opportunity in regards to our diversity efforts.

●	Diversity Training - We provide employees and management with regular diversity training. New hires all complete anti-discrimination and harassment training within 3 months of starting at GCE. Thereafter, all employees complete the training every other year, while management undertakes it annually. We have also provided Implicit Bias Training to hiring managers, and in 2021 this training will be expanded to include all employees.

Employee Learning and Development (ELD) Services. We provide learning and development support to our employees through numerous ELD initiatives. Onboarding Programs provide new employees a foundation from which one can progress in his or her career at GCE. Leadership Development, Team Development, Advanced Skills, and Self-Development Programs help employees improve their skills, assist management in identifying potential talent for leadership roles, and support those employees already in leadership roles.  Finally, our Compliance Curriculum ensures that employee stays current with regulatory and other compliance requirements. These programs and curricula are offered virtually as both synchronous and self-paced.

Employee Tuition Benefit – GCE promotes the concept of lifelong learning and supports this concept by offering its employees a generous Tuition Benefit program through its university partner, GCU. After 3 months of continuous service, fulltime employees admitted to GCU receive a 100% tuition reduction on undergraduate and graduate programs Additionally, the tuition benefit is available for an eligible employee’s spouse or up to two children with no more than two participants receiving the benefits at any one time. An eligible employee’s spouse or child admitted to GCU receives a 100% tuition reduction on undergraduate programs and a 50% tuition reduction on graduate programs.

Working to Mitigate COVID-19. During 2020 and 2021, GCE has taken numerous steps to protect our employees and mitigate the spread of the virus, including implementation of remote work arrangements, restrictions on employee travel, and guidance to those employees experiencing symptoms. We are continuing to communicate with government and health officials, and to adapt our efforts and responses as needed.

Environmental Awareness

GCE owns a four-story 325,000 square foot administrative building, which includes office space for approximately 2,700 employees, and a parking garage at our headquarters in Phoenix, Arizona. We constructed these facilities in 2016 and, as with every one of our projects over the past 11 years, we designed them to maximize energy efficiency and minimize electricity usage and environmental impact, which ultimately lowers our operating costs. Our headquarters building includes the following design features:

●	North/South Building Orientation - GCE’s office building is orientated with north/south exposure in order to minimize direct sun and thereby reduce power usage. Exterior courtyards were arranged to ensure summer shade thus creating outdoor areas that can be used by our employees throughout the year.
●	Use of Window Glazing - Our building utilizes significant window glazing to allow for daylighting thus reducing the need for supplemental electrical lighting. As a result, the building is designed to use just .41 watts per square foot of electrical energy for lighting, which is half of what a typical environmentally efficient building uses.
●	Reducing Water Consumption - Water usage is another environmental factor for office space that is magnified by the Arizona weather. GCE’s office building utilizes numerous water conservation methods including push-tap faucets, waterless urinals, and a rooftop rain water collection system for irrigating the landscaping below, which significantly reduces our water consumption.
●	Other Design Features -. Additional environment-friendly design features include low VOC paints, use of recycled building materials, interior and exterior LED light bulbs, motion sensor lighting and implementation of an energy-efficient VRF mechanical system.

In addition to our efficient facilities, we have undertaken other measures to minimize our environmental impact, including, among others:

●	implementing a Trip Reduction Program, which provides incentives to employees who participate in carpooling or take public transportation to work;
●	providing a telecommute option for a significant number of positions; and
●	participating in a recycling program aimed at minimizing the volume of waste products generated by GCE.

Due to our significant investment in infrastructure, since March 2020, when the World Health Organization declared the COVID-19 a global pandemic, over 95% of our diverse workforce has been able to work remotely. This has not only allowed our employees to remain physically safe, but has also resulted in savings in the areas of waste, janitorial costs, and travel costs related to business travel and commuting. Most employees will continue to work from home until at least July 1, 2021.

Our off-campus classroom and laboratory sites are all designed with the same efficient footprint in the 30 sites opened as of December 31, 2020.

Corporate Governance

We believe that effective corporate governance is critical to our ability to create long term value for our stockholders. The following highlights certain key aspects of our corporate governance framework:

o	We Have an Independent and Diverse Board - Four of our five directors are independent. Three of our five directors are diverse persons, and one of the three diverse directors identifies with an under represented diverse ethnicity.
o	We Have Majority Voting for Directors - We have adopted majority voting for directors pursuant to which nominees who fail to achieve an affirmative majority of votes cast must submit their resignation.
o	We Hold Annual Elections for Directors - We do not have a staggered board.
o	We Assess Board Performance - We conduct regular evaluations of our Board and Committees.
o	Our Independent Directors Meet Without Management - Our independent directors meet regularly in executive sessions without management present.
o	We Have a Stock Ownership Policy - We require both our named executive officers and our directors to maintain a meaningful ownership stake at levels specified in our stock ownership policy.
o	Our Key Committees are Independent - We have fully independent Audit, Compensation and Nominating and Corporate Governance Committees.
o	We Do Not Have a “Poison Pill” - We do not maintain a stockholder rights plan.

You can learn more about GCE, view our governance materials and much more by visiting our website, www.gce.com.

Seasonality

Our service revenue normally fluctuates due to changes in our university partners’ enrollment which tends to be higher in the Spring and Fall periods and lower in the Summer. Our expenses do not normally fluctuate significantly during the year which results in fluctuations in operating income between quarters. See “Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations – Seasonality.”

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

The education services market is changing and expanding. It is highly fragmented and subject to evolving technology, shifting needs of students and educators and introductions of new delivery modalities. We believe that the competitive factors in the education services market include:

●	reputation and brand awareness;
●	quality of university partner base and performance track record;
●	the effectiveness of marketing and sales efforts;
●	robustness and evolution of technology solutions;
●	breadth and depth of services offerings;
●	convenient, flexible and dependable access to programs and classes;
●	level of student support services;
●	quality of student and faculty experience;
●	cost of programs; and
●	the time necessary to earn a degree.

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

Prior to July 1, 2018, GCE, operated GCU. On July 1, 2018, GCE sold GCU to an independent, Arizona non-profit corporation (the “Transaction”). See Note 2 – The Transaction to consolidated financial statements for a full description of the Transaction. As a result of the Transaction, we no longer own and operate an institution of higher education, nor do we directly participate in Title IV programs. Instead, we operate as an education service company to institutions of higher education that do participate in Title IV programs. Nevertheless, we are required to comply with certain regulations promulgated by ED for the following reasons:

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

While we no longer own and operate an institution of higher education, nor do we directly participate in Title IV programs, regulatory matters that materially affect GCU and our other university partners will, necessarily, have a material impact on us. The following section describes regulatory matters that affect our university partners and that may affect us as an education service company to institutions of higher education generally.

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

State regulatory requirements for online education have historically varied among the states. To address this issue and to meet new ED requirements many schools have applied and sought to become an approved institutional participant in the State Authorization Reciprocity Agreement (“SARA”). SARA is an agreement among member states, districts and territories that establishes comparable national standards for interstate offering of post-secondary distance education courses and programs. It is intended to make it easier for students to take online courses offered by post-secondary institutions based in another state. SARA is overseen by a national council (NC-SARA) and administered by four regional education compacts. GCU has been granted membership in SARA in Arizona (AZ-SARA), which is administered by the Western Interstate Commission for Higher Education (referred to as W-SARA). There is a yearly renewal for participating in NC-SARA and AZ-SARA and institutions must agree to meet certain requirements to participate. As of December 31, 2020, all states other than California are members of SARA.

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

Prior to opening a new off-campus classroom and laboratory site, university partners often require approval from the applicable state board to offer its programs at that location. This can delay the site opening and timing can vary based on the state and the university partner.

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

Our most significant university partner, GCU has been regionally accredited by the HLC and its predecessor since 1968, most recently obtaining reaccreditation in 2017 for the ten-year period through 2027. The HLC is an accrediting agency recognized by the Secretary of Education and accredits entire institutions of higher education. The HLC has historically been categorized as a regional accreditor. Institutional accreditation by a recognized accreditation agency is one of the prerequisites for an institution of higher education to be eligible to disburse Title IV aid to students. In addition, GCU holds a number of programmatic accreditations related to the conduct of specific programs of the college. Other colleges and universities depend, in part, on an institution’s accreditation (institutional, and, in some cases, programmatic) in evaluating transfers of credit and applications to graduate schools. Employers rely on the accredited status of institutions when evaluating candidates’ credentials, and students and corporate and government sponsors under tuition reimbursement programs look to accreditation for assurance that an institution maintains quality educational standards.

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

Significant regulations and other factors relating to the Title IV programs that could adversely affect us include the following:

Congressional action. Congress must reauthorize the HEA on a periodic basis, usually every five to six years, and the most recent reauthorization through September 30, 2013, occurred in August 2008. The reauthorized HEA reauthorized all of the Title IV programs in which institutions participate but made numerous revisions to the requirements governing the Title IV programs, including provisions relating to student loan default rates and the formula for determining the maximum amount of revenue that institutions are permitted to derive from the Title IV programs. In addition, members of Congress periodically introduce legislation that would impact Title IV programs and the higher education industry generally. Because a significant percentage of our revenue is indirectly derived from the Title IV programs, any action by Congress that significantly reduces Title IV program funding or the ability of our university partners to participate in the Title IV programs could reduce the ability of some students to finance their education at our university partner institutions and materially decrease their student enrollment.

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

As an education service company, we are not directly subject to this regulation. However, if ED were to determine that a university partner institution did not meet the financial responsibility standards due to a failure to meet the composite score or other financial responsibility factors, ED could impose a range of sanctions on the institution, such as requiring the institution to post a letter of credit, accept provisional certification (which would hamper the ability of the institution to add new programs), comply with additional ED monitoring requirements, agree to receive Title IV program funds under an arrangement other than ED’s standard advance funding arrangement, such as the reimbursement system of payment or heightened cash monitoring, and comply with or accept other limitations on the ability to increase the number of programs it offers or the number of students it enrolls, any of which sanctions on our university partners could also adversely affect our business. In addition, because other regulators may use the composite score for their purposes, a poor composite score could have additional effects. For example, NC-SARA utilizes the composite score in determining whether an institution is eligible to participate in SARA.

Our most significant university partner, GCU, calculated its composite score following the Transaction with respect to its fiscal years ending June 30, 2020 and June 30, 2019. As of June 30, 2020 and 2019, GCU’s composite score was 1.5 and 2.2, respectively, using the proprietary school calculation methodology. If GCU’s future composite scores do not exceed 1.5, ED could impose sanctions. If any such sanctions were imposed, it could have a negative impact on our ability to conduct our business.

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

The ”90/10 Rule.” A requirement of the HEA, commonly referred to as the “90/10 Rule,” that is applicable only to proprietary, post-secondary educational institutions, provides that an institution loses its eligibility to participate in the Title IV programs if the institution derives more than 90% of its revenue for each of two consecutive fiscal years from Title IV program funds. For purposes of the 90/10 Rule, revenue is calculated under a complex regulatory formula that requires cash basis accounting and other adjustments to the calculation of an institution’s revenue under generally accepted accounting principles that appears in its consolidated financial statements. Under the 90/10 Rule, an institution becomes ineligible to participate in the Title IV programs as of the first day of the fiscal year following the second consecutive fiscal year in which it exceeds the 90% threshold, and its period of ineligibility extends for at least two consecutive fiscal years. If an institution exceeds the 90% threshold for two consecutive fiscal years and it and its students have received Title IV funds during the subsequent period of ineligibility, the institution will be required to return those Title IV funds to the applicable lender or the ED. If an institution’s rate exceeds 90% for any single fiscal year, it will be placed on provisional certification for at least two fiscal years.

Using the ED’s cash-basis, regulatory formula under the 90/10 Rule as currently in effect, GCU, our most significant client, derived approximately 71.8% and 73.0%, of its 90/10 Rule revenue from Title IV program funds for the fiscal years ended June 30, 2020 and 2019, respectively. Accordingly, even if ED continues to treat GCU as a proprietary institution for nonprofit purposes, we do not expect this rule to have any material impact on GCU.

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

In 2016, ED published a regulatory package related to “Borrower Defense to Repayment.” This was a highly consequential rule that, among other things, would make it easier for borrowers – individually or in groups – to extinguish, in whole or in part, their student loans based on whether:

●	The borrower or a governmental agency, has obtained against the school a nondefault, favorable contested judgment based on state or federal law in a court of administrative tribunal;
●	The institution failed to perform its obligations under the terms of a contract with the student; or
●	The school or any of its representatives (including contractors) or any institution, organization, or person with whom the school has an agreement to provide educational programs, or to provide marketing, advertising, recruiting or admissions services, made a substantial misrepresentation (as defined by ED regulations) that the borrower reasonably relied on to the borrower’s detriment when the borrower decided to attend, or to continue attending, the school or decided to take out a Direct Loan.

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

In addition to revising the claims for defenses to repayment, the 2019 Borrower Defense to Repayment regulations that became effective on July 1, 2020, revises the financial responsibility regulations that were a part of the 2016 version of those regulations. The 2019 regulation shortens and reduces the scope of the list of events that could result in ED determining that an institution has failed ED’s financial responsibility standards and requiring a letter of credit or other form of acceptable financial protection and the acceptance of other conditions or requirements. Specifically, the regulations establish revised lists of mandatory triggering events and discretionary triggering events. The regulation also establishes discretionary triggering events for which ED may determine that an institution is not able to meet its financial or administrative obligations if the events are likely to have a material adverse effect on the financial condition of the institution. The regulations require the institution to notify ED of the occurrence of a mandatory or discretionary event in accordance with procedures established by ED, typically within 10 days of the occurrence of the event with certain exceptions. ED may make a determination that an institution fails to meet the financial responsibility standards based on the occurrence of one or more mandatory or discretionary triggers and impose a letter of credit and/or other conditions upon the institution. As with the 2016 version of this rule, the 2019 version of the regulations could require institutions we service – like GCU – to submit a letter of credit or other form of acceptable financial protection and accept other conditions or requirements. This could put financial strain on our university partners and negatively affect our business.

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

Gainful employment rules. Under the HEA, proprietary schools are eligible to participate in Title IV programs in respect of educational programs that lead to “gainful employment in a recognized occupation,” with the limited exception of qualified programs leading to a bachelor’s degree in liberal arts. ED attempted to define this in a series of regulations from 2010 to 2016. On July 1, 2019, ED rescinded the previously enacted gainful employment regulations. While this change is effective July 1, 2020, ED also permitted institutions to enact this change as early as July 1, 2019, so long as any such institution made manifest its intention to be subject to the rescinded regulations. It is our understanding that GCU had made manifest that intention and, as of July 1, 2019, is no longer subject to the gainful employment rules. While GCU largely complied with the previously published gainful employment rules, the previously published draft rates did indicate that four current degree programs were in the “Zone” – that is, potentially faced sanctions in the future if GCU could not reform the program to comply with the regulations – including three undergraduate education programs and the Masters in Theology.

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

Item 1A.       Risk Factors

There are many factors that affect our business, financial condition, operating results, cash flows and distributions, as well as the market price for our securities. The following is a description of important factors that may cause our actual results of operations in future periods to differ materially from those currently expected or discussed in forward-looking statements set forth in this Annual Report. Additional risks and uncertainties not presently known to us or that we may currently deem immaterial also may impair our business operations. Forward-looking statements and such risks, uncertainties and other factors speak only as of the date of this Annual Report, and we expressly disclaim any obligation or undertaking to update or revise any forward-looking statement contained herein, to reflect any change in our expectations with regard thereto, or any other change in events, conditions or circumstances on which any such statement is based, except to the extent otherwise required by law. See “Forward-Looking Statements.” These risk factors should be read in conjunction with other information set forth in this Annual Report, including Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, and Item 8, Consolidated Financial Statements and Supplementary Data, including the related Notes to Consolidated Financial Statements.

Upon the consummation of the Transaction with GCU on July 1, 2018 (as discussed in “Part I. Business – The Transaction”), we became a third-party provider of education services to GCU, our only university partner during 2018. In January 2019, we began providing education services to numerous university partners across the United States, through our wholly-owned subsidiary, Orbis Education, which we acquired on January 22, 2019. In the healthcare field, GCE, together with Orbis Education, works in partnership with a growing number of top universities and healthcare networks across the country, offering health care related academic programs at off-campus classroom and laboratory sites located near healthcare providers and developing high-quality, career-ready graduates who enter the workforce ready to meet the demands of the healthcare industry. While we currently provide services to 25 university partners across the United States, GCU is, and will for the foreseeable future remain, our most significant university partner. Accordingly, the risk factors set forth below include risks attributable to GCU’s operations, which could materially affect us.

Risks Related to Our Relationship with GCU

A large percentage of our revenue is attributable to our contractual relationship as a service provider to GCU, and the loss of, or a decline in enrollment in, GCU programs could significantly reduce our revenue and impact our overall financial performance.

We expect the revenue derived from our Master Services Agreement with GCU to account for a large percentage of our revenue for the foreseeable future. Any decline in reputation or changes in policies of GCU could adversely affect its student enrollment and its overall financial and operating results, which could materially impact us. Furthermore, GCU has the right to terminate the Master Services Agreement early after the later of seven (7) years or the payment in full of the Secured Note (defined below) and, upon the termination or expiration of the Master Services Agreement, GCU is not required to continue using us as the provider of the services set forth thereunder. If GCU were to terminate or not renew its relationship with us, or if certain of the programs offered by GCU pursuant to the Master Services Agreement were to materially underperform for any reason, it could negatively affect our reputation, revenue and future operating results.

GCU’s board of trustees and management have fiduciary and other duties that require them to focus on the best interests of GCU and, over time, those interests could diverge from those of GCE.

GCU is a separate Arizona non-profit corporation under the control of an independent board of trustees, none of whose members have ever served in a management or corporate board role at GCE. Accordingly, GCE’s relationship with GCU, both pursuant to the Master Services Agreement and operationally, is no longer as owner and operator, but as a third-party service provider to an independent customer. While GCE believes that its relationship with GCU will remain strong, GCU’s board of trustees and management have fiduciary and other duties that require them to focus on the best interests of GCU and, over time, those interests could diverge from those of GCE.

Our Chief Executive Officer’s role as President of GCU may adversely affect his ability to run GCE.

Mr. Brian E. Mueller has served as the Chief Executive Officer of GCE since 2008, the Chairman of the Board of GCE since 2017 and the President of GCU since 2012. In connection with the Transaction, the Board of Directors of GCE and the board of trustees of GCU each determined that Mr. Mueller should retain those roles. Accordingly, Mr. Mueller serves as the Chairman of the Board and Chief Executive Officer of GCE and as the President of GCU, although he is prohibited from serving on the board of trustees of GCU. Our Board and the board of trustees of GCU each recognized that Mr. Mueller’s dual role could raise conflict of interest issues. Accordingly, at the time of the Transaction, GCU adopted governance provisions that prohibit Mr. Mueller from serving on the board of trustees of GCU. We also jointly imposed a structure, through GCU’s governance documents and through express provisions of the Master Services Agreement, that prevent Mr. Mueller from participating in day-to-day management of, or negotiations between GCE and GCU relating to, the Master Services Agreement. In addition, Mr. Mueller’s dual capacity may at times adversely affect his ability to devote time, attention, and effort to GCE.

The purchase price for the Transferred Assets in the Transaction was paid in the form of a senior Secured Note, and our ability to realize the negotiated value of the acquired assets is subject to GCU’s performance and its ability to pay amounts due under the Secured Note as they come due.

GCU paid the purchase price for the Transferred Assets by issuing to GCE a secured note (the “Secured Note”) that is governed by a credit agreement between GCE and GCU. That credit agreement contains customary commercial credit terms, including affirmative and negative covenants applicable to GCU, and provides that the Secured Note bears interest at an annual rate of 6.0%, has a maturity date of June 30, 2025, and is secured by all of the assets of GCU. The Secured Note provides for GCU to make interest only payments during the term, with all principal and accrued and unpaid interest due at maturity and also provides that GCE will lend additional amounts to GCU to fund GCU-approved capital expenditures during the first three years of the term. Our ability to realize the negotiated value of the acquired assets depends on GCU’s performance and its ability to pay amounts due under the Secured Note as they come due.

Other Risks Related to Our Business

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

This outbreak, as well as measures taken to contain the spread of COVID-19, has impacted GCU’s students and its business in a number of ways, including the closure of dormitories and GCU’s hotel and various ancillary businesses near the end of the Spring 2020 semester, limitations on the number of residential students, doctoral residencies and the various ancillary businesses in the summer and fall months, and a delay in the start of its Fall 2020 ground traditional student semester including when residential students could move on to campus. A significant number of traditional ground students chose to take the Fall semester in an online modality rather than living on campus. These actions served to reduce GCU’s non-tuition revenue and, consequently, the service revenue we earned under the Master Services Agreement.

The COVID-19 outbreak also impacted some of our other university partners’ students and their businesses as well, including, but not limited to decreasing the student enrollments at some of our other university partners as some prelicensure nursing and occupational therapy students delayed their education including those that had to relocate to attend class.

The COVID-19 outbreak could cause future disruptions to our university partners, including, but not limited to:

●	decreasing the student enrollments at our university partners as students might delay their education including those that relocate to attend class;
●	decreasing the number of residential students at GCU;
●	impacting current and prospective university partners’ desire to launch new locations with us;
●	negatively impacting collections of accounts receivable from university partners;
●	negatively impacting our ability to facilitate placements for students in clinical graduate programs which could delay their path to graduation; and
●	harming our business, results of operations and financial condition.

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

The COVID-19 pandemic presents material uncertainty and risk with respect to our financial condition, results of operations, cash flows and performance and it is not possible for us to completely predict the duration or magnitude of the adverse results of the outbreak and its effects on us. The COVID-19 pandemic may also have the effect of heightening many of the risk factors identified in this Annual Report on Form 10-K, such as those related to disruption or failures of our learning platform.

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

In addition to the Acquisition in January 2019, we intend to continually evaluate potential acquisitions of complementary businesses, products, services and technologies, including those that are significant in size and scope. The risks we may encounter in acquisitions include:

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

Building awareness of our university partner institutions, and the programs they offer, is critical to our ability to attract prospective students. It is also critical to our success that we convert prospective students to enrolled students in a cost-effective manner and that these enrolled students remain active in the programs of our client institutions. Some of the factors that could prevent us from successfully recruiting, enrolling, and retaining students in those programs include:

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

Our primary competitors include EmbanetCompass (owned by Pearson), Wiley Education Services, and 2U. There are also several new and existing vendors providing some or all of the services we provide to other segments of the education market, and these vendors may pursue the institutions we target. In addition, colleges and universities may choose to continue using or to develop their own solutions in-house, rather than pay for our solutions.

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

FERPA generally prohibits an institution of higher education participating in Title IV programs from disclosing personally identifiable information from a student’s education records without the student’s consent. Our university partners and their students disclose to us certain information that originates from or comprises a student education record under FERPA. As an entity that provides services to institutions participating in Title IV programs, we are indirectly subject to FERPA, and we may not transfer or otherwise disclose any personally identifiable information from a student record to another party other than in a manner permitted under the statute. If we violate FERPA, it could result in a material breach of contract with one or more of our university partners and could harm our reputation. Further, in the event that we disclose student information in violation of FERPA, the DOE could require a university partner to suspend our access to their student information for at least five years.

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

As an example, on November 6, 2019, ED informed GCU that it had approved the Transaction and granted to GCU a provisional Program Participation Agreement (“PPA”), permitting GCU to participate in Title IV, HEA programs on a provisional basis for the period through September 30, 2022.  This PPA, which was automatically granted on a provisional basis due to the fact that the Transaction constituted a change of control of GCU, was granted without any requirement to post a letter of credit or any growth restrictions.  Accordingly, GCU is authorized to participate in Title IV, HEA programs for the stated period. GCU will need to reapply for certification on or before June 30, 2022 to continue its participation in the Title IV HEA programs and, at that time, a determination will be made whether GCU meets the requirements for full certification.

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

An institution must be accredited by an accrediting commission recognized by ED in order to participate in the Title IV programs. Our primary university partner, GCU has been regionally accredited by the HLC and its predecessor since 1968, most recently obtaining reaccreditation in 2017 for the ten-year period through 2027, and the HLC approved the Transaction in February 2018. Some of our other partners are accredited by HLC while the others are accredited by different accrediting bodies that are likely to have standards that are different from those of the HLC. Accrediting bodies review the accredited status of institutions periodically (for example, the HLC reviews institutions every ten years, along with a mid-term report in year four).

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

An institution may lose its eligibility to participate in some or all of the Title IV programs if, for three consecutive years, 30% or more of its students who were required to begin repayment on their student loans in one year default on their payment by the end of the second year. In addition, an institution may lose its eligibility to participate in some or all of the Title IV programs if the default rate of its students exceeds 40% for any single year. While GCU’s cohort default rates, for example, have historically been significantly below these levels, we cannot assure you that this will continue to be the case. Increases in interest rates or declines in income or job losses for students could contribute to higher default rates on student loans. In addition, while we will conduct appropriate diligence on new university partner institutions, we cannot guarantee that all university partner institutions will have a cohort default rate as low as GCU. Having a university partner exceed the student loan default rate thresholds and losing eligibility to participate in the Title IV programs would have a material adverse effect on our business, prospects, financial condition, and results of operations. Any future changes in the formula for calculating student loan default rates, economic conditions, or other factors that cause default rates to increase, could materially adversely affect us.

If our university partner institutions do not meet specific financial responsibility standards established by ED, they may be required to post a letter of credit or accept other limitations in order to continue participating in the Title IV programs, or could lose eligibility to participate in the Title IV programs.

To participate in the Title IV programs, an institution must either satisfy specific quantitative standards of financial responsibility prescribed by ED or post a letter of credit in favor of ED and possibly accept operating restrictions as well. These financial responsibility tests are applied to each institution on an annual basis based on the institution’s audited consolidated financial statements, and may be applied at other times, such as if the institution undergoes a change in control. These tests may also be applied to an institution’s parent company or other related entity. The operating restrictions that may be placed on an institution that does not meet the quantitative standards of financial responsibility include being transferred from the advance payment method of receiving Title IV program funds to either the reimbursement or the heightened cash monitoring system, which could result in a significant delay in the institution’s receipt of those funds. As a service provider, we are not directly subject to this regulation. However, if ED were to determine that a university partner institution did not meet the financial responsibility standards due to a failure to meet the composite score or other financial responsibility factors, ED could impose a range of sanctions on the institution, such as requiring the institution to post a letter of credit, accept provisional certification (which would hamper the ability of the institution to add new programs), comply with additional ED monitoring requirements, agree to receive Title IV program funds under an arrangement other than ED’s standard advance funding arrangement, such as the reimbursement system of payment or heightened cash monitoring, and to comply with or accept other limitations on the ability to increase the number of programs offered by our client institutions or the number of students they enroll, any of which sanctions could have an adverse impact on our business. For example, GCU, calculated its composite score with respect to its fiscal years ending June 30, 2020 and 2019. As of June 30, 2020 and 2019, GCU’s composite score was 1.5 and 2.2, respectively, using the proprietary school calculation. If GCU’s future composite scores do not exceed 1.5 or if ED would impose any sanctions on GCU if its composite score is below 1.5. If any such sanctions were imposed on GCU or one of our other partners, it could have a negative impact on our ability to conduct our business.

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

Our expansion efforts include developing new educational programs for our university partners. If our university partner institutions are unable to obtain the necessary approvals for such new programs or operations, or if our university partner institutions are unable to obtain such approvals in a timely manner, our ability to consummate the planned actions and the ability of our university partner institutions to provide Title IV funds to any affected students would be impaired, which could have a material adverse effect on our expansion plans. For example, GCU, because it is currently certified to participate in the Title IV programs through September 30, 2022 on a provisional basis, is required to obtain ED approval for new programs, which requirement could impede GCU’s ability to introduce new programs and slow its growth.

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

State regulatory requirements for online education have historically varied among the states. To address this issue and to meet new ED requirements many schools have applied and have been approved to be an approved institutional participant in the State Authorization Reciprocity Agreement (“SARA”). SARA is an agreement among member states, districts and territories that establishes comparable national standards for interstate offering of post-secondary distance education courses and programs. It is intended to make it easier for students to take online courses offered by post-secondary institutions based in another state. SARA is overseen by a national council (NC-SARA) and administered by four regional education compacts. GCU, for example, has been granted membership in SARA in Arizona (AZ-SARA), which is administered by the Western Interstate Commission for Higher Education (referred to as W-SARA). There is a yearly renewal for participating in NC-SARA and AZ-SARA and institutions must agree to meet certain requirements to participate. As of June 30, 2018, all states other than California are members of SARA.

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

The process of re-authorization of the HEA began in 2014 and is ongoing. Congressional hearings began in 2013 and will continue to be scheduled by the U.S. Senate Committee on Health, Education, Labor and Pensions, the U.S. House of Representatives Committee on Education and the Workforce and other Congressional committees regarding various aspects of the education industry, including accreditation matters, student debt, student recruiting, cost of tuition, distance learning, competency-based learning, student success and outcomes and other matters.

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

The increased scrutiny and results-based accountability initiatives in the education sector, as well as ongoing policy differences in Congress regarding spending levels, could lead to significant changes in connection with the reauthorization of the HEA or otherwise. These changes may place additional regulatory burdens on postsecondary schools generally, and specific initiatives may be targeted at or have an impact upon companies like us that provide services to institutions of higher education. The adoption of any laws or regulations that limit our ability to provide our bundled services to our university partners could compromise our ability to drive revenue through their programs or make our platform less attractive to them. Congress could also enact laws or regulations that require us to modify our practices in ways that could increase our costs.

Changing requirements related to data privacy may create increased costs and operational difficulties for university partner institutions and, potential for GCE.

On December 18, 2020, the ED announced that it was finalizing a new Campus Cybersecurity Program framework. This proposed multi-year phased implementation would begin with a self-assessment of the National Institute of Standards and Technology Special Publication 800–171 Rev. 2, Controlled Unclassified Information in

Nonfederal Systems (NIST 800–171 Rev. 2) readiness and outreach activities. The ED specifically said it was “committed to fully advancing and encouraging all postsecondary institutions implementation of NIST 800-171 controls.” This announcement was addressed both to institutions of higher education and their third-party servicers.

While details related to this announcement are few, it does suggest that the ED will be taking a greater role in ensuring universities and their service providers meet NIST standards and are protecting the students and Department data received. Although management is reviewing this letter and the issues it raises, compliance with NIST will likely increase operational cost if required to come into compliance.

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

You should not rely on an investment in our common stock to provide dividend income. We have not declared or paid cash dividends on our common stock to date. We currently intend to retain our future earnings, if any, to fund the development and growth of our business or to repurchase shares of our common stock. In addition, the terms of our existing credit facility preclude, and the terms of any future debt agreements is likely to similarly preclude, us from paying dividends. As a result, capital appreciation, if any, of our common stock will be your sole source of gain for the foreseeable future. Investors seeking cash dividends should not purchase our common stock

Other General Risks

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

Item 1B.        Unresolved Staff Comments

None.

Item 2.          Properties

GCE owns a four story 325,000 square foot administrative building, which includes office space for approximately 2,700 employees, and a parking garage in close proximity to GCU’s ground campus. We constructed this space in 2016 and every aspect of the design was intended to maximize energy efficiency and minimize environmental impact. Lighting load and related electricity usage is a major environmental drain for most office buildings and this is especially true in Arizona. GCE’s office building is orientated with north/south exposure in order to minimize direct sun, and exterior courtyards were arranged to ensure summer shade thus creating outdoor areas that can be used throughout the year. The design also utilized significant window glazing to allow for daylighting thus reducing the need for supplemental electrical lighting. As a result, the building is designed to use just .41 watts per square foot of electrical energy for lighting, which is half of what a typical environmentally efficient building uses. Water usage is another environmental factor for office space that is magnified by the Arizona weather. GCE’s office building utilizes a rooftop rain water collection system for irrigating the landscaping below, which reduces water consumption. Additional environment-friendly design features include low VOC paints, use of recycled building materials, interior and exterior LED light bulbs, and implementation of an energy-efficient VRF mechanical system. Overall, GCE’s office building is 60% more energy efficient than a standard office building.

In addition to its owned facilities, GCE leases 25 off-campus classroom and laboratory sites for use in serving its university partners, four office locations in California, one office location in Colorado, and office space in Indianapolis, Indiana. GCE has commitments to add more off-campus classroom and laboratory sites as of December 31, 2020 that have not yet commenced and may add additional space in Arizona and in other states in the U.S. to accommodate our growth plans in 2021 and beyond. GCE works to maximize energy efficiency and minimize environmental impact in operating its leased facilities just as it does with its owned properties.

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

Holders

As of December 31, 2020, there were approximately 152 registered holders of record of common stock. A substantially greater number of holders of common stock are “street name” or beneficial holders, whose shares are held of record by banks, brokers and other financial institutions.

Dividends

We currently do not anticipate paying cash dividends on our common stock in the foreseeable future.

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

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

In July 2020, December 2020 and January 2021, our Board of Directors increased the authorization under its existing stock repurchase program by $50.0 million, $100.0 million and $100.0 million, respectively, reflecting an aggregate authorization for share repurchases since the initiation of our program of $500.0 million. The current expiration date on the repurchase authorization by our Board of Directors is December 31, 2021. Repurchases occur at GCE’s discretion and GCE may modify, suspend or discontinue the repurchase authorization at any time. Repurchases may be made in the open market or in privately negotiated transactions, pursuant to the applicable SEC rules. The amount and timing of future share repurchases, if any, will be made as market and business conditions warrant. Since the initial approval of our share repurchase plan, we have purchased 5,578,141 shares of common stock at an aggregate cost of $251.7 million, which purchases are recorded at cost in the accompanying December 31, 2020 consolidated balance sheet and statement of stockholders’ equity. At December 31, 2020, there remained $148.3 million available under our current share repurchase authorization (which authorization was increased to $248.3 million in January 2021). During the fourth quarter and the year ended December 31, 2020, GCE repurchased 437,544 and 1,601,788 shares of common stock, respectively, at an aggregate cost of $36.7 million and $129.0 million, respectively.

The following table sets forth our share repurchases of common stock and our share repurchases in lieu of taxes, which are not included in the repurchase plan totals as they were effected in conjunction with the vesting of restricted share awards, during each period in the fourth quarter of fiscal 2020:

			Total Number of	Maximum Dollar
			Shares Purchased as	Value of Shares
		Average	Part of Publicly	That May Yet Be
	Total Number of	Price Paid	Announced	Purchased Under
Period	Shares Purchased	Per Share	Program	the Program
Share Repurchases
October 1, 2020 – October 31, 2020	184,486	$81.66	184,486	$69,900,000
November 1, 2020 – November 30, 2020	197,400	$84.85	197,400	$53,200,000
December 1, 2020 – December 31, 2020	55,658	$88.32	55,658	$148,300,000
Total	437,544	$83.95	437,544	$148,300,000
Tax Withholdings
October 1, 2020 – October 31, 2020	—	$—	—	$—
November 1, 2020 – November 30, 2020	—	$—	—	$—
December 1, 2020 – December 31, 2020	—	$—	—	$—
Total	—	$—	—	$—

GCE Stock Performance

The following graph compares the cumulative total return of our common stock with the cumulative total returns of the S&P 500 Index and our education services peer group of seven companies that includes: Wiley Education Services, Pearson plc., CHEGG, Inc., Laureate Education, Inc., Strategic Education, Inc., Adtalum Global Education, Inc, and 2U, Inc. This chart assumes that an investment of $100 was made in our common stock, in the index, and in the peer group on December 31, 2015 and that all dividends paid by us and such companies were reinvested, and tracks the relative performance of such investments through December 31, 2020.

	12/15	12/16	12/17	12/18	12/19	12/20
Grand Canyon Education, Inc.	100.00	145.69	223.16	239.63	238.76	232.08
S&P 500	100.00	111.96	136.40	130.42	171.49	203.04
2020 Peer Group	100.00	108.22	137.03	151.00	137.12	174.93

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

Item 6.       Selected Consolidated Financial and Other Data

The following selected consolidated financial and other data should be read in conjunction with Item 8, Consolidated Financial Statements and Supplementary Data, and Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, to fully understand the information presented below. The selected consolidated income statement data and other data, excluding period end enrollment, for the years ended December 31, 2020, 2019 and 2018, and the selected consolidated balance sheet data as of December 31, 2020 and 2019, have been derived from our audited consolidated financial statements for such years, which are included herein. The selected consolidated income statement data and other data, excluding period end enrollment, for the years ended December 31 2017 and 2016, and the selected consolidated balance sheet data as of December 31, 2018, 2017 and 2016, have been derived from our audited consolidated financial statements for such years, which are not included herein. Our historical results are not necessarily indicative of our results for any future period.

	Year Ended December 31,
	2020	2019	2018	2017	2016

	(In thousands, except per share data)
Income Statement Data:
Service revenue	$844,096	$778,643	$333,002	$—	$—
University related revenue	—	—	512,499	974,134	873,344
Net revenue	844,096	778,643	845,501	974,134	873,344
Costs and expenses:
Technology and academic services(1)	116,012	90,512	43,574	41,834	39,101
Counseling services and support(1)	234,534	223,598	204,690	188,595	175,045
Marketing and communication(1)	164,334	142,896	117,420	109,092	98,592
General and administrative(1)	43,360	44,317	29,968	27,157	28,079
Amortization of intangible assets	8,419	8,223	—	—	—
University related expenses(1)	—	—	173,330	324,140	294,188
Loss on transaction	—	3,966	18,370	562	1,136
Total costs and expenses	566,659	513,512	587,352	691,380	636,141
Operating income	277,437	265,131	258,149	282,754	237,203
Interest income on Secured Note	59,190	59,297	26,947	—	—
Interest expense	(4,402)	(11,311)	(1,536)	(2,169)	(1,328)
Investment interest and other	915	4,385	3,440	2,943	249
Income before income taxes	333,140	317,502	287,000	283,528	236,124
Income tax expense	75,944	58,327	57,989	80,209	87,610
Net income	$257,196	$259,175	$229,011	$203,319	$148,514
Earnings per common share
Basic	$5.49	$5.42	$4.81	$4.31	$3.22
Diluted	$5.45	$5.37	$4.73	$4.22	$3.15
Shares used in computing earnings per common share
Basic	46,880	47,814	47,608	47,140	46,083
Diluted	47,165	48,266	48,414	48,235	47,121
Other Data:
Capital expenditures	$29,418	$22,391	$94,857	$123,954	$239,019
Depreciation and amortization	$21,233	$18,696	$35,673	$54,228	$45,683
Intangible asset amortization	$8,419	$8,223	$—	$—	$—
Period end enrollment(2)	115,997	106,861	97,369	90,297	81,908
Balance Sheet Data:
Cash and cash equivalents, and investments	$256,609	$143,873	$120,346	$242,745	$108,572
Restricted cash, cash equivalents and investments	$—	$300	$61,667	$94,534	$84,931
Secured Note receivable, net	$964,912	$969,912	$900,093	$—	$—
Total assets(3)	$1,844,579	$1,690,289	$1,324,017	$1,303,573	$1,092,493
Notes payable (including short-term)	$107,774	$140,918	$59,905	$66,616	$98,252
Total stockholders’ equity	$1,574,329	$1,443,433	$1,213,597	$985,951	$773,686

(1)	During the third quarter of 2018, GCE made changes in its presentation of operating expenses and reclassified prior periods to conform to the current presentation. All years in the five (5) year table were reclassified to conform to the current presentation.
(2)	Enrollment represents individual students who attended a course during the last two months of the calendar year.

(3)	During the first quarter of 2016, GCE made changes in its presentation of deferred tax assets and liabilities to comply with a new accounting standard. Accordingly, we reclassified the current deferred taxes to net against noncurrent deferred tax liabilities for all prior periods to conform to the current presentation.

Item 7.      Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations for the years ended December 31, 2020 and 2019 should be read in conjunction with our consolidated financial statements and related notes that appear in Item 8, Consolidated Financial Statements and Supplementary Data. In addition to historical information, the following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to these differences include those discussed below and elsewhere in this Annual Report on Form 10-K, particularly in Special Note Regarding Forward-Looking Statements and in Item 1A, Risk Factors.

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

In January 2019, GCE began providing education services to numerous university partners across the United States, through our wholly-owned subsidiary, Orbis Education, which we acquired on January 22, 2019. See Note 3 - Acquisition to consolidated financial statements for a full description of the Acquisition. In the healthcare field, GCE, together with Orbis Education, works in partnership with a growing number of top universities and healthcare networks across the country, offering health care related academic programs at off-campus classroom and laboratory sites located near healthcare providers and developing high-quality, career-ready graduates, who enter the workforce ready to meet the demands of the healthcare industry. As of December 31, 2020, GCE provides education services to 25 university partners across the United States.

We plan to continue to add additional university partners and to introduce additional programs with both our existing partners and with new partners. We may engage with both new and existing university partners to offer healthcare programs, online only or hybrid programs, or, as is the case for our most significant partner, GCU, both healthcare and other programs. Therefore, we will refer to all university partners as “GCE partners” or “our partners” and will no longer differentiate between partners of GCE and partners of Orbis Education; we will, however, continue to disclose significant information for GCU, such as enrollments, due to its size in comparison to our other university partners.

Impact of COVID-19

In March 2020, the World Health Organization declared the COVID-19 outbreak to be a global pandemic. This contagious outbreak, which has continued to spread, and the related adverse public health developments, including orders to shelter-in-place, travel restrictions and mandated non-essential business closures, have adversely affected workforces, organizations, customers, economies and financial markets globally, leading to an economic downturn and increased market volatility. It has also disrupted the normal operations of many businesses, including ours, and that of our university partners. Due to the economic disruption caused by the COVID-19 pandemic, the National Bureau of Economic Research announced in June 2020 that the United States entered into a recession in February 2020.

GCE has a long-term master services agreement with GCU (the “Master Services Agreement”) pursuant to which GCE provides education services to GCU in return for 60% of GCU’s tuition and fee revenues, which includes fee revenues from room, board, and other ancillary businesses including a student-run golf course and hotel. GCU has three types of students: traditional ground university students, who attend class on its campus in Phoenix, Arizona and of which approximately 70% have historically lived on campus in university owned residence halls; professional studies students, who are working adult students who attend class one night a week on the Phoenix campus; and online students who attend class fully online.

The COVID-19 outbreak, as well as measures taken to contain its spread, has impacted GCU’s students and its business in a number of ways. Beginning in March 2020, GCU’s programs for its professional studies students and its traditional ground university students were immediately converted to an online learning environment and residential students were strongly encouraged to move off campus. Summer 2020 semester classes were moved to an online environment as well and most students were given the choice of attending the Fall semester in person or completely online. Given GCE’s historical experience delivering online education services and the fact that all of GCU’s students and faculty use the university’s online learning management system for at least some of the coursework, the transition has been seamless and thus, the university has not incurred a significant decrease in tuition revenue or significant increase in costs associated with this transition. The following impacts from the COVID-19 pandemic, however, did serve to reduce GCU’s non-tuition revenue during its Spring, Summer and Fall 2020 semesters and, consequently, the service revenues we earned under the Master Services Agreement:

●	Traditional ground university students who elected to move off campus near the end of the Spring 2020 semester received partial refunds for dormitory and meal payments, which reduced GCU’s revenue and thus the service revenues earned by GCE in the last nine days of March and the month of April;

●	Ancillary businesses operated by GCU such as its hotel and merchandise shops were closed in late March. Some of these businesses remain closed while others opened with scaled back operations in mid-September, which reduced and will continue to reduce GCU’s revenues and thus the service revenues earned by GCE until these businesses are fully reopened;

●	Limited residential students remained on campus during the Summer semester, which reduced GCU’s dormitory and ancillary revenues and thus the service revenues earned by GCE;

●	GCU’s doctoral students are required to attend two residencies on the university’s campus and at its hotel in Phoenix, Arizona as part of their dissertation. On an annual basis approximately 3,000 learners attend the week-long residency, most of whom have historically attended in the Summer. Most of the residencies who were scheduled for the last week of March through the end of July were cancelled. The doctoral residencies scheduled for August through December were held at another location with lower than normal attendance resulting in lower GCU revenues including at its hotel, and thus reduced the service revenues earned by GCE;

●	GCU shifted its start date for the Fall semester for its traditional ground students from August 24, 2020 to September 8, 2020, which had the effect of moving tuition revenue for all GCU traditional students, and certain ancillary revenue for residential students, from the third quarter of 2020 to the fourth quarter of 2020; and

●	GCU shifted its move-in date for its residential students to the week of September 21, 2020, which reduced housing revenue and certain ancillary revenue for residential students by three weeks. In addition, approximately 4,900 of GCU’s traditional campus students elected to attend the Fall semester entirely in the online modality. Residential enrollment for the Fall of 2020 was approximately 11,500 whereas residential bed capacity is approximately 14,500. This reduction in residential students caused a reduction in GCU’s revenue and thus the service revenues earned by GCE.

In January 2021, GCU announced the first week of the Spring 2021 semester would be completed in an online modality to provide greater flexibility for students returning to campus after the holidays. Face-to-face instruction for the Spring semester for its traditional ground students commenced on January 11, 2021. Approximately 3,500 traditional ground students have elected to complete the Spring semester entirely in the online modality. Spring semester face-to-face instruction will end April 1, 2021 for approximately 80% of classes, followed by two weeks of online instruction from April 5, 2021 through April 16, 2021 with Spring Break from April 19, 2021 to April 25, 2021. These changes will have the effect of reducing GCU’s dormitory and ancillary revenues in the Spring of 2021 and thus the service revenues earned by GCE.

The changes described above at GCU have impacted or will impact GCE’s service revenue under the Master Services Agreement. In addition, due to the limited operating expenses that we incur to deliver those services, there has been or will be a direct reduction in our operating profit and operating margin.

GCE also has long-term services agreements with numerous other university partners across the United States. The majority of these other university partners’ students are studying in the Accelerated Bachelor of Science in Nursing program which is offered in a 12-16 month format in three or four academic semesters. The Spring, Summer and Fall 2020 semesters were completed without interruption and each university partner has started its Spring 2021 semester. Some students who were scheduled to start their program in the Summer 2020 semester delayed their start until the Fall 2020 which resulted in lower enrollments and revenues in the Summer 2020 semester than was planned. In a number of locations, the demand to start in the Fall 2020 semester was greater than initially planned but a number of our university or healthcare partners chose not to increase the Fall 2020 cohort size to compensate for the Summer 2020 start shortfall due to concerns about clinical availability. The Fall 2020 enrollment was only slightly lower than our original expectations as the Summer 2020 new start shortfall was offset by higher retention rates and slightly higher than expected Fall 2020 new starts.

No other changes are currently anticipated related to the Spring 2021 semester that would have an impact on GCE’s service revenue, operating profit and operating margins. However, if GCU determines that it must send its students home prior to the end of the Spring semester and elects to give partial refunds for dormitory and meal payments or if one of our other university partners closes a location prior to the end of the Spring semester, such an event would reduce the service revenues earned by GCE.

The COVID-19 outbreak also presents operational challenges to GCE as approximately 90% of our workforce is currently working remotely and is expected to continue doing so for the foreseeable future. This degree of remote working could increase risks in the areas of internal control, cyber security and the use of remote technology, and thereby result in interruptions or disruptions in normal operational processes.

It is not possible for us to completely predict the duration or magnitude of the adverse results of the COVID-19 pandemic and its effects on our business, results of operations or financial condition at this time, but such effects may be material in future quarters.

We estimate that the reduction in service revenue attributable to reduced tuition, fees and ancillary revenues of our university partners resulting from COVID-19 will be $4.5 million in the first quarter of 2021 with a comparable reduction in operating profit.

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

We believe that the following critical accounting policies involve our more significant judgments and estimates used in the preparation of our consolidated financial statements:

Revenue recognition. Starting July 1, 2018, GCE generates all of its revenue through services agreements with its university partners (“Services Agreements”), pursuant to which GCE provides integrated technology and academic services, marketing and communication services, and as applicable, certain back office services to its university partners in return for a percentage of tuition and fee revenue.

GCE’s Services Agreements have a single performance obligation, as the promises to provide the identified services are not distinct within the context of these agreements. The single performance obligation is delivered as our partners receive and consume benefits, which occurs ratably over a series of distinct service periods (daily or semester). Service revenue is recognized over time using the output method of measuring progress towards complete satisfaction of the single performance obligation. The output method provides a faithful depiction of the performance toward complete satisfaction of the performance obligation and can be tied to the time elapsed which is consumed evenly over the service period and is a direct measurement of the value provided to our partners. The service fees received from our partners over the term of the agreement are variable in nature in that they are dependent upon the number of students attending the university partner’s program and revenues generated from those students during the service period. Due to the variable nature of the consideration over the life of the service arrangement, GCE considered forming an expectation of the variable consideration to be received over the service life of this one performance obligation. However, since the performance obligation represents a series of distinct services, GCE recognizes the variable consideration that becomes known and billable because these fees relate to the distinct service period in which the fees are earned. GCE meets the criteria in the standard and exercises the practical expedient to not disclose the aggregate amount of the transaction price allocated to the single performance obligation that is unsatisfied as of the end of the reporting period. GCE does not disclose the value of unsatisfied performance obligations because the directly allocable variable consideration is allocated entirely to a wholly unsatisfied promise to transfer a service that forms part of a single performance obligation. The service fees are calculated and settled per the terms of the Services Agreements and result in a settlement duration of less than one year for all partners. There are no refunds or return rights under the Services Agreements.

Business Combinations, Intangible Assets, and Goodwill. We apply the purchase accounting standards for “Business Combinations,” to acquisitions. The purchase price of an acquisition is allocated to individual tangible and identifiable intangible assets acquired and liabilities assumed based on their estimated fair values on the acquisition date. Any excess purchase price over the assigned values of net assets acquired is recorded as goodwill. On January 22, 2019, GCE acquired, by merger, all of the outstanding equity interests of Orbis Education for $361.2 million, net of cash acquired. As a result of this acquisition, GCE recorded $210.3 million of intangible assets, primarily customer relationships, and $157.8 million of goodwill. Refer to Note 3 – Acquisition within the footnotes to the consolidated financial statements for additional information. The acquired goodwill was allocated to the entity level reporting unit. The determination of the fair value and useful lives of the intangible assets acquired involves certain judgements and estimates. These judgments can include, but are not limited to, the cash flows that an asset is expected to generate in the future and the appropriate weighted average cost of capital.

Income taxes. We recognize the amount of taxes payable or refundable for the current year and deferred tax assets and liabilities for future tax consequences of events that have been recognized in our consolidated financial statements or tax returns. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which the temporary differences are expected to be realized. Our deferred tax assets are subject to periodic recoverability assessments. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount that more likely than not will be realized. Realization of the deferred tax assets is principally dependent upon achievement of projected future taxable income offset by deferred tax liabilities. We evaluate the realizability of the deferred tax assets annually. Since becoming a taxable corporation in August 2005, we have not recorded any valuation allowances to date on our deferred income tax assets. We evaluate and account for uncertain tax positions using a two-step approach. Recognition occurs when we conclude that a tax position based solely on its technical merits, is more-likely-than-not to be sustained upon examination. Measurement determines the amount of benefit that is greater than 50% likely to be realized upon the ultimate settlement with a taxing authority that has full knowledge of the facts. Derecognition of a tax position that was previously recognized occurs when we determine that a tax position no longer meets the more-likely-than-not threshold of being sustained upon examination. As of December 31, 2020 and 2019, GCE has reserved approximately $11,318 and $6,773, respectively, for uncertain tax positions, including interest and penalties.

Results of Operations

In July 2019, the FASB issued Accounting Standards Update 2019-07, “Codification Updates to SEC Sections- Amendments to SEC Paragraphs Pursuant to SEC Final Rule Releases No. 33-10532, Disclosure Update and Simplification", which makes a number of changes meant to simplify certain disclosures in financial condition and results of operations, particularly by eliminating year-to-year comparisons between prior periods previously disclosed. In complying with the relevant aspects of the rule covering the current year annual report, we now include disclosures on results of operations for fiscal year 2020 versus 2019 only. For a discussion of the results of operations for fiscal year 2019 vs 2018, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K filed with the SEC for the fiscal year ended December 31, 2019 incorporated herein by reference.

The following table sets forth certain income statement data as a percentage of net revenue for each of the periods indicated. Amortization of intangible assets and the loss on transaction have been excluded from the table below:

	Year Ended December 31,
	2020	2019
Costs and expenses
Technology and academic services	13.7%	11.6%
Counseling services and support	27.8	28.7
Marketing and communication	19.5	18.4
General and administrative	5.1	5.7

Year Ended December 31, 2020 Compared to Year Ended December 31, 2019

Service revenue. Our service revenue for the year ended December 31, 2020 was $844.1 million, an increase of $65.5 million, or 8.4%, as compared to service revenue of $778.6 million for the year ended December 31, 2019. The increase year over year in service revenue was primarily due to an increase in university partner enrollments between years of 8.5% partially offset by a decrease in revenue per student year over year. Partner enrollments totaled 115,997 at December 31, 2020 as compared to 106,861 at December 31, 2019. Enrollments at GCU grew to 111,624 at December 31, 2020, an increase of 8.3% over enrollments at December 31, 2019, while enrollments at our other university partners were 4,373, an increase of 16.6% over enrollments at December 31, 2019. The decrease in revenue per student is primarily due to the service revenue impact of the lower room, board, fee and ancillary revenues at GCU caused by COVID-19 (see - Impact of COVID-19 above). This was partially offset by the fact that our services agreements with our other university partners generally generate a higher revenue per student than our agreement with GCU. This higher revenue is due to our service agreements with other partners generally provide us with a higher revenue share percentage, the partners have higher tuition rates than GCU and the majority of their students are studying in the Accelerated Bachelor of Science in Nursing program so these students take more credits on average per semester. In addition, we opened seven new off-campus classroom and laboratory sites in the third quarter of 2020 bringing the total number of these sites to 30 as compared to 23 at December 31, 2019. Last, we generated slightly more revenues in 2020 as compared to the same period in 2019 due to the timing of the Acquisition on January 22, 2019, and due to 2020 being a Leap Year and thus providing an extra day of revenue in 2020 as compared to 2019.

Technology and academic services. Our technology and academic services expenses for the year ended December 31, 2020 were $116.0 million, an increase of $25.5 million, or 28.2%, as compared to technology and academic services expenses of $90.5 million for the year ended December 31, 2019. This increase was primarily due to increases in employee compensation and related expenses including share-based compensation, in occupancy and depreciation including lease expenses, and in other technology and academic supply costs of $19.7 million, $5.0 million and $0.8 million, respectively. These increases, in turn, were primarily due to increased headcount to support our 25 university partners, and their increased enrollment growth, tenure-based salary adjustments, an increase in benefit costs, the timing of the Acquisition and the increased number of off-campus classroom and laboratory sites open between years. Our technology and academic services expenses as a percentage of net revenue increased 2.1% to 13.7% for the year ended

December 31, 2020, from 11.6% for the year ended December 31, 2019 primarily due to our services agreements with university partners that provide for off-campus classroom and laboratory sites, which necessitate a higher level of technology and academic services than does our agreement with GCU and due to the revenue impacts caused by COVID-19 as we incur limited operating expenses to deliver those services. Additionally, for the year ended December 31, 2020 we incurred costs related to the opening of seven off-campus classroom and laboratory sites in the second half of 2020 and we are incurring costs for four more locations that will open in the first half of 2021. GCE has 30 off-campus classroom and laboratory sites open as of December 31, 2020 as compared to the 23 sites that were open as of December 31, 2019.

Counseling services and support. Our counseling services and support expenses for the year ended December 31, 2020 were $234.5 million, an increase of $10.9 million, or 4.9%, as compared to counseling services and support expenses of $223.6 million for the year ended December 31, 2019. This increase was primarily attributable to increases in employee compensation and related expenses including share-based compensation and in depreciation, amortization and occupancy costs of $18.0 million and $1.2 million, respectively, partially offset by a decrease in other counseling services and support expenses of $8.3 million. The increases in employee compensation and related expenses were primarily due to increased headcount to support our 25 university partners, and their increased enrollment growth, tenure-based salary adjustments, and an increase in benefit costs, while the increase in depreciation, amortization and occupancy costs were primarily due to the timing of the Acquisition and the increased number of off-campus classroom and laboratory sites open year over year. The decrease in other counseling services and support expenses is primarily the result of decreased travel costs to service our 25 university partners. All non-essential travel ceased when the COVID-19 national emergency was announced in mid-March and only a small amount of travel has occurred subsequent to that date. Our counseling services and support expenses as a percentage of net revenue decreased by 0.9% to 27.8% for the year ended December 31, 2020, from 28.7% for the year ended December 31, 2019 primarily due to the decrease in travel costs and our ability to leverage our other counseling services and support expenses across an increasing revenue base, partially offset by the revenue impacts caused by COVID-19 as we incur limited operating expenses to deliver those services.

Marketing and communication. Our marketing and communication expenses for the year ended December 31, 2020 were $164.3 million, an increase of $21.4 million, or 15.0%, as compared to marketing and communication expenses of $142.9 million for the year ended December 31, 2019. This increase was primarily attributable to the increased cost to market our university partners’ programs and due to the marketing of new university partners and new off-campus classroom and laboratory sites which resulted in increased advertising of $21.4 million and increased employee compensation expenses and related expenses including share-based compensation of $0.2 million, partially offset by a slight decrease in other marketing supplies of $0.2 million. Our marketing and communication expenses as a percentage of net revenue increased by 1.1% to 19.5% for the year ended December 31, 2020, from 18.4% for the year ended December 31, 2019, primarily due to the increase in the number of new university partners and increased off-campus classroom and laboratory sites open between years and due to the revenue impacts caused by COVID-19 as we incur limited operating expenses to deliver those services.

General and administrative. Our general and administrative expenses for the year ended December 31, 2020 were $43.4 million, a decrease of $0.9 million, or 2.2%, as compared to general and administrative expenses of $44.3 million for the year ended December 31, 2019. This decrease was primarily due to decreases in professional fees of $1.8 million and in employee compensation and related expenses including share-based compensation of $1.3 million, partially offset by an increase in contributions in lieu of state income taxes to school sponsoring organizations of $1.0 million from $4.0 million in 2019 to $5.0 million in 2020, and increases in occupancy and depreciation of $0.8 million and in other general and administrative expenses of $0.4 million. In 2019, our professional fees were significantly higher due to a payment made to an outside provider that assisted us in obtaining a state tax refund with a favorable impact of $5.9 million in the first quarter of 2019. The decrease in employee compensation and related expenses is primarily related to lower headcount at our office in Indiana as we have transitioned a number of back office functions to Arizona. Our increase in occupancy and depreciation are primarily related to the timing of the Acquisition and the increased lease expense for our office in Indiana. Our general and administrative expenses as a percentage of net revenue decreased by 0.6% to 5.1% for the year ended December 31, 2020, from 5.7% for the year ended December 31, 2019 due to the lower professional fees and our ability to leverage our other general and administrative expenses across an increasing revenue base, partially offset by the revenue impacts caused by COVID-19 as we incur limited operating expenses to deliver those services.

Amortization of intangible assets. Amortization of intangible assets for the year ended December 31, 2020 was $8.4 million, an increase of $0.2 million, as compared to $8.2 million for the year ended December 31, 2019. This increase is related to the timing of the Acquisition, which occurred on January 22, 2019. As a result of the Acquisition, certain identifiable intangible assets were created (primarily customer relationships) that will be amortized over their expected lives.

Loss on transaction. The loss on transaction for the year ended December 31, 2019 was $4.0 million due to transaction costs related to the Acquisition.

Interest income on Secured Note. Interest income on the Secured Note for the year ended December 31, 2020 was $59.2 million, a decrease of $0.1 million, or 0.2%, as compared to $59.3 million for the year ended December 31, 2019. GCE recognizes interest income on its Secured Note with GCU including borrowings made for capital expenditures, earning interest at 6%, with monthly interest payments. The decrease over the prior year was primarily due to a decrease in the average principal balance of the Secured Note between periods due to repayments made by GCU under the Secured Note during the past 12 months.

Interest expense. Interest expense was $4.4 million for the year ended December 31, 2020, a decrease of $6.9 million, as compared to interest expense of $11.3 million for the year ended December 31, 2019. The decrease in interest expense is primarily due to a decline in the average credit facility outstanding balance between periods due to paydowns of the credit facility during the past 12 months and a decrease in the average borrowing rate between years of approximately 163 basis points.

Investment interest and other. Investment interest and other for the year ended December 31, 2020 was $0.9 million, a decrease of $3.5 million, as compared to $4.4 million for the year ended December 31, 2019. This decrease was primarily attributable to a decline in interest income on excess cash as the average investment balance declined year over year and significantly lower interest rates.

Income tax expense. Income tax expense for the year ended December 31, 2020 was $75.9 million, an increase of $17.6 million, or 30.2%, as compared to income tax expense of $58.3 million for the year ended December 31, 2019. This increase is the result of an increase in our taxable income between periods, and an increase in our effective tax rate. Our effective tax rate was 22.8% during the year ended December 31, 2020 as compared to 18.4% during the year ended December 31, 2019. The 2019 effective tax rate was lower due to some large, one-time, favorable discreet items. In 2019, an agreement was reached with the Arizona Department of Revenue regarding previously filed refund claims related to income tax obligations for prior calendar years, which resulted in a favorable tax impact of $5.9 million recorded as a discrete tax item in the first quarter of 2019. In addition, the effective tax rate in 2019 was favorably impacted by a law change with respect to Arizona state taxes and higher excess tax benefits of $7.2 million compared to excess tax benefits of $1.4 million for the year ended December 31, 2020. The inclusion of excess tax benefits and deficiencies as a component of our income tax expense increases the volatility within our provision for income taxes as the amount of excess tax benefits or deficiencies from share-based compensation awards are dependent on our stock price at the date the restricted awards vest, our stock price on the date an option is exercised, and the quantity of options exercised. Our restricted stock vests in March each year so the favorable benefit will primarily impact the first quarter each year.

Net income. Our net income for the year months ended December 31, 2020 was $257.2 million, a decrease of $2.0 million, or 0.8% as compared to $259.2 million for the year ended December 31, 2019, due to the factors discussed above.

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

Liquidity, Capital Resources, and Financial Position

Liquidity. Our unrestricted cash and cash equivalents and investments were $256.6 million and $143.9 million at December 31, 2020 and 2019, respectively. Our credit facility had an available line of credit of $150.0 million as of December 31, 2020.

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

GCE entered into a further amendment to the credit facility on October 31, 2019. This amendment increased the revolving commitment by $68.8 million to $150.0 million, while reducing the term loan by the same $68.8 million to $150.6 million. GCE elected to repay the $68.8 million revolver balance on November 1, 2019. The amended facility is subject to quarterly amortization of principal, commencing with the fiscal quarter ended December 31, 2019, in equal quarterly payments of $8.4 million with a maturity date of January 2025. Both the term loan and revolver have monthly interest payments currently at 30-Day LIBOR plus an applicable margin of 2%.

Based on our current level of operations and anticipated growth, we believe that our cash flow from operations and other sources of liquidity, including cash and cash equivalents and our revolving line of credit, will provide adequate funds for ongoing operations, planned capital expenditures, and working capital requirements for at least the next 24 months.

Arrangements with GCU

In conjunction with the Asset Purchase Agreement with GCU, we received a Secured Note as consideration for the transferred assets (the “Transferred Assets”). The Secured Note contains customary commercial credit terms, including affirmative and negative covenants applicable to GCU, and provides that the Secured Note bears interest at an annual rate of 6%, has a maturity date of June 30, 2025, and is secured by all the assets of GCU. The Secured Note provides for GCU to make interest only payments during the term, with all principal and accrued and unpaid interest due at maturity, and also provides that we may loan additional amounts to GCU to fund approved capital expenditures during the first three years of the term. As of December 31, 2020, GCE had loaned an additional $99,815 to GCU, net of repayments. We believe that GCU’s cash flows from operations are currently sufficient to fund all of its capital expenditures although it is possible that GCU may make requests to borrow additional amounts from us for short term cash flow needs.

Share Repurchase Program

In July 2020, December 2020 and January 2021, our Board of Directors increased the authorization under our existing stock repurchase program by $50.0 million, $100.0 million and $100.0 million, respectively, reflecting an aggregate authorization for share repurchases since the initiation of our program of $500.0 million. As of December 31, 2020, we had a total remaining authorization of $148.3 million (which authorization was increased to $248.3 million in January 2021). Pursuant to this authorization, in our discretion, we can repurchase our common stock, from time to time, in open market or in privately negotiated transactions, depending on market conditions and other considerations. The amount and timing of future share repurchases, if any, will be made as market and business conditions warrant, and we may modify, suspend or discontinue repurchases at any time. The current expiration date on the repurchase authorization by our Board of Directors is December 31, 2021.

Since 2011, we have purchased 5.6 million shares of common stock at an aggregate cost of $251.7 million, which includes 1,601,788 shares of common stock at an aggregate cost of $129.0 million during the year ended December 31, 2020.

Cash Flows

Operating Activities. Net cash provided by operating activities for the years ended December 31, 2020 and 2019 was $308.8 million and $306.3 million, respectively. The slight increase in cash generated from operating activities between the years ended December 31, 2019 and 2020 was primarily due to changes in other working capital balances. We define working capital as the assets and liabilities, other than cash, generated through GCE’s primary operating activities. Changes in these balances are included in the changes in assets and liabilities presented in the statement of cash flows.

Investing Activities. Net cash used in investing activities was $19.4 million and $405.9 million for the years ended December 31, 2020 and 2019, respectively. Our cash used in investing activities in 2020 was primarily related to capital expenditures of $29.4 million partially offset by proceeds from the sale of investments of $10.6 million. Funding to GCU for the year ended December 31, 2020 net of repayments totaled nil. Our cash used in investing activities in 2019 was primarily related to the Acquisition, the funding of capital expenditures to GCU, and the liquidation of short-term investments and capital expenditures. We paid $361.2 million, net of cash acquired, to acquire Orbis Education on January 22, 2019. Funding to GCU for capital expenditures during the year ended December 31, 2019 totaled $69.8 million, net of repayments made by GCU of $100.0 million in 2019. Proceeds from investments, net of purchases of short-term investments, was $47.8 million for the year ended December 31, 2019. Capital expenditures were $22.4 million for the year ended December 31, 2019. During the years ended December 31, 2020 and 2019, capital expenditures primarily consisted of leasehold improvements and equipment for new off-campus classroom and laboratory sites, internally developed software, as well as purchases of computer equipment, other internal use software projects and furniture and equipment to support our increasing employee headcount. The increase in capital expenditures year over year is due to the increase in off-campus classrooms and laboratory sites between years. As of December 31, 2020, 30 off-campus classroom and laboratory sites were opened compared to 23 as of December 31, 2019.

Financing Activities. Net cash used in financing activities was $166.3 million for the year ended December 31, 2020. During 2020, $129.0 million was used to purchase treasury stock in accordance with GCE’s share repurchase program and $5.0 million was used to purchase common shares withheld in lieu of income taxes resulting from the vesting of restricted share awards. Principal payments on notes payable totaled $33.1 million, partially offset by proceeds from the exercise of stock options of $0.9 million. Net cash provided by financing activities was $40.1 million for the year ended December 31, 2019. During 2019, $243.8 million of proceeds was drawn on the term loan, and $26.3 million was drawn and repaid on the revolver in 2019, and the term loan balance of the prior credit agreement of $59.9 million was repaid along with the repayment of $101.3 million of principal and revolver payments on the new credit facility. In addition, $2.4 million of debt issuance costs were incurred on the new credit facility and $8.1 million was used to purchase common shares withheld in lieu of income taxes resulting from the vesting of restricted share awards and $35.8 million was used to purchase treasury stock in accordance with GCE’s share repurchase program. Proceeds from the exercise of stock options of $3.8 million were received for the year ended December 31, 2019.

Contractual Obligations

The following table sets forth, as of December 31, 2020, the aggregate amounts of our significant contractual obligations and commitments with definitive payment terms due in each of the periods presented (in millions):

		Payments Due by Period
		Less than			More than
	Total	1 Year	2-3 Years	4-5 Years	5 Years
Notes payable(1)	$107.8	$33.1	$66.3	$8.4	$—
Lease liabilities(2)	64.0	7.4	14.3	13.3	29.0
Purchase obligations(3)	18.0	7.4	10.6	—	—
Total contractual obligations	$189.8	$47.9	$91.2	$21.7	$29.0
(1)	See Note 10, “Notes Payable and Other Noncurrent Liabilities,” to our consolidated financial statements, included in Item 8, Consolidated Financial Statements and Supplementary Data, for a discussion of our notes payable and other obligations.
(2)	See Note 9, “Leases,” to our consolidated financial statements, included in Item 8, Consolidated Financial Statements and Supplementary Data, for a discussion of our leases.
(3)	Represents unconditional purchase obligations and other obligations.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have had or are reasonably likely to have a material current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources.

Adjusted EBITDA (Non-GAAP Financial Measure)

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

Adjusted EBITDA is defined as net income plus interest expense, less interest income and other gain (loss) recognized on investments, plus income tax expense, plus depreciation and amortization (EBITDA), as adjusted for (i) contributions to private Arizona school tuition organizations in lieu of the payment of state income taxes; (ii) loss on transaction; (iii) share-based compensation, and (iv) unusual charges or gains, such as litigation and regulatory reserves, impairment charges and asset write-offs, and exit or lease termination costs. We present Adjusted EBITDA, a non-GAAP financial measure, because we consider it to be an important supplemental measure of our operating performance. We also make certain compensation decisions based, in part, on our operating performance, as measured by Adjusted EBITDA, and our credit agreement requires us to comply with covenants that include performance metrics substantially similar to Adjusted EBITDA. All of the adjustments made in our calculation of Adjusted EBITDA are adjustments to items that management does not consider to be reflective of our core operating performance. Management considers our core operating performance to be that which can be affected by our managers in any particular period through their management of the resources that affect our underlying revenue and profit generating operations during that period and does not consider the items for which we make adjustments (as listed above) to be reflective of our core performance.

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

The following table reconciles net income to Adjusted EBITDA for the periods indicated:

	Year Ended December 31,
	2020	2019
Net income	$257,196	$259,175
Plus: interest expense	4,402	11,311
Less: interest income on Secured Note	(59,190)	(59,297)
Less: investment interest and other	(915)	(4,385)
Plus: income tax expense	75,944	58,327
Plus: amortization of intangible assets	8,419	8,223
Plus: depreciation and amortization	21,233	18,696
EBITDA	307,089	292,050
Plus: contributions in lieu of state income taxes(a)	5,000	4,003
Plus: loss on transaction(b)	—	3,966
Plus: share-based compensation(c)	10,663	10,300
Plus: estimated litigation and regulatory reserves(d)	1,078	1,023
Adjusted EBITDA	$323,830	$311,342
(a)	Represents contributions to various private Arizona school tuition organizations to assist with funding for education. In connection with such contributions made, we received a dollar-for-dollar state income tax credit, which resulted in a reduction in our effective income tax rate to 22.8% and 18.4% for the years ended December 31, 2020 and 2019, respectively. Had these contributions not been made, our effective tax rate would have been 23.9% and 19.3% for 2020 and 2019, respectively. Such contributions are viewed by our management to be made in lieu of payments of state income taxes and are therefore excluded from evaluation of our core operating performance.
(b)	Represents costs incurred related to the Acquisition, including legal and other third-party costs.
(c)	Reflects share-based compensation expense related to GCE employees.
(d)	Reflects primarily regulatory litigation as GCE retained responsibility for all liabilities of GCU arising prior to the closing date of the Transaction. See Note 2 – The Transaction in our consolidated financial statements for a full description of the Transaction.

Recent Accounting Pronouncements

See Note 4 - Summary of Significant Accounting Policies, in Item 8, Consolidated Financial Statements and Supplementary Data.

Item 7A.         Quantitative and Qualitative Disclosures about Market Risk

Impact of inflation. We believe that inflation has not had a material impact on our results of operations for the years ended December 31, 2020, 2019, or 2018. There can be no assurance that future inflation will not have an adverse impact on our operating results and financial condition.

Market risk. As of December 31, 2020, we have no derivative financial instruments or derivative commodity instruments. We invest cash in excess of current operating requirements in short term certificates of deposit and money market instruments, municipal bond portfolios, or municipal mutual funds at multiple financial institutions.

Interest rate risk. We manage interest rate risk by investing excess funds in cash equivalents, BBB or higher rated municipal bonds, municipal mutual funds and commercial paper bearing variable interest rates, which are tied to various market indices or individual bond coupon rates. Our future investment income may fall short of expectations due to changes in interest rates or we may suffer losses in principal if we are forced to sell securities before their maturity date that have declined in market value due to changes in interest rates. At December 31, 2020, a 10% increase or decrease in interest rates would not have a material impact on our future earnings, fair values, or cash flows.

Item 8.        Consolidated Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
Grand Canyon Education, Inc.:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Grand Canyon Education, Inc. and subsidiaries (the Company) as of December 31, 2020 and 2019, the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2020, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2020, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 17, 2021 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of a critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Evaluation of the sufficiency of audit evidence over service revenue

As discussed in Note 4 to the consolidated financial statements, service revenue is recognized from the delivery of support services to institutions in the post-secondary education sector of the United States (University Partners). The transaction price for support services is based on the Company receiving a contracted percentage of the University Partner’s tuition and fee revenue. The tuition and fee information received varies depending on the respective University Partner’s reporting processes and the services provided. The Company recorded $844 million of service revenue for the year ended December 31, 2020.

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

The following are the primary procedures we performed to address this critical audit matter. We applied auditor judgment to determine the nature and extent of procedures to be performed over tuition and fee information of the University Partners. We evaluated the design and tested the operating effectiveness of certain internal controls related to service revenue. This included controls related to the accurate recording of amounts dependent on University Partners’ tuition and fee revenue information. For a sample of transactions, we compared the amounts recognized as service revenue for consistency with underlying documentation, including contracts with University Partners and student enrollment documentation.

We evaluated the sufficiency of audit evidence obtained by assessing the results of procedures performed, including the nature of such evidence.

/s/ KPMG LLP

We have served as the Company’s auditor since 2012.

Tempe, Arizona
February 17, 2021

Grand Canyon Education, Inc.

Consolidated Balance Sheets

	As of December 31,
(In thousands, except par value)	2020	2019

ASSETS:
Current assets
Cash and cash equivalents	$245,769	$122,272
Restricted cash and cash equivalents	—	300
Investments	10,840	21,601
Accounts receivable, net	62,189	48,939
Interest receivable on Secured Note	5,011	5,011
Income tax receivable	1,294	2,186
Other current assets	8,639	8,035
Total current assets	333,742	208,344
Property and equipment, net	128,657	119,734
Right-of-use assets	61,020	27,770
Secured Note receivable, net	964,912	969,912
Amortizable intangible assets, net	193,638	202,057
Goodwill	160,766	160,766
Other assets	1,844	1,706
Total assets	$1,844,579	$1,690,289
LIABILITIES AND STOCKHOLDERS’ EQUITY:
Current liabilities
Accounts payable	$16,583	$14,835
Accrued compensation and benefits	34,248	20,800
Accrued liabilities	21,945	16,771
Income taxes payable	5,405	6,576
Deferred revenue	—	20
Current portion of lease liability	7,393	3,084
Current portion of notes payable	33,144	33,144
Total current liabilities	118,718	95,230
Deferred income taxes, noncurrent	20,288	18,320
Other long term liability	3	13
Lease liability, less current portion	56,611	25,519
Notes payable, less current portion	74,630	107,774
Total liabilities	270,250	246,856
Commitments and contingencies
Stockholders’ equity
Preferred stock, $0.01 par value, 10,000 shares authorized; 0 shares issued and outstanding at December 31, 2020 and December 31, 2019	—	—
Common stock, $0.01 par value, 100,000 shares authorized; 53,277 and 53,054 shares issued and 46,649 and 48,105 shares outstanding at December 31, 2020 and December 31, 2019, respectively	533	531
Treasury stock, at cost, 6,628 and 4,949 shares of common stock at December 31, 2020 and December 31, 2019, respectively	(303,379)	(169,365)
Additional paid-in capital	282,467	270,923
Retained earnings	1,594,708	1,341,344
Total stockholders’ equity	1,574,329	1,443,433
Total liabilities and stockholders’ equity	$1,844,579	$1,690,289

The accompanying notes are an integral part of these consolidated financial statements.

Grand Canyon Education, Inc.

Consolidated Income Statements

	Year Ended December 31,
(In thousands, except per share data)	2020	2019	2018
Service revenue	$844,096	$778,643	$333,002
University related revenue	—	—	512,499
Service revenue	844,096	778,643	845,501
Costs and expenses:
Technology and academic services	116,012	90,512	43,574
Counseling services and support	234,534	223,598	204,690
Marketing and communication	164,334	142,896	117,420
General and administrative	43,360	44,317	29,968
Amortization of intangible assets	8,419	8,223	—
University related expenses	—	—	173,330
Loss on transaction	—	3,966	18,370
Total costs and expenses	566,659	513,512	587,352
Operating income	277,437	265,131	258,149
Interest income on Secured Note	59,190	59,297	26,947
Interest expense	(4,402)	(11,311)	(1,536)
Investment interest and other	915	4,385	3,440
Income before income taxes	333,140	317,502	287,000
Income tax expense	75,944	58,327	57,989
Net income	$257,196	$259,175	$229,011
Earnings per share:
Basic income per share	$5.49	$5.42	$4.81
Diluted income per share	$5.45	$5.37	$4.73
Basic weighted average shares outstanding	46,880	47,814	47,608
Diluted weighted average shares outstanding	47,165	48,266	48,414

The accompanying notes are an integral part of these consolidated financial statements.

Grand Canyon Education, Inc.

Consolidated Statements of Comprehensive Income

	Year Ended December 31,
(In thousands)	2020	2019	2018
Net income	$257,196	$259,175	$229,011
Other comprehensive income, net of tax:
Unrealized gains (losses) on hedging derivatives, net of taxes of $107 and $39 for the years ended December 31, 2019 and 2018, respectively	—	(390)	118
Unrealized gains (losses) on available for sale securities, net of taxes of $103 for the year ended December 31, 2018	—	—	309
Reclassification of expired interest rate corridor to interest expense, net of taxes of $257 for the year ended December 31, 2019	—	843	—
Comprehensive income	$257,196	$259,628	$229,438

The accompanying notes are an integral part of these consolidated financial statements.

Grand Canyon Education, Inc.

Consolidated Statements of Stockholders’ Equity

(In thousands)

	Year Ended December 31, 2020
						Accumulated
					Additional	Other
	Common Stock		Treasury Stock		Paid-in	Comprehensive	Retained
	Shares	Par Value	Shares	Cost	Capital	Loss	Earnings	Total
Balance at December 31, 2017	52,277	523	4,152	(100,694)	232,670	(724)	854,176	985,951
Cumulative effect from the adoption of accounting pronouncements, net of taxes of $390	—	—	—	—	—	—	(1,174)	(1,174)
Comprehensive income	—	—	—	—	—	427	229,011	229,438
Adoption impact – ASU 2018-02	—	—	—	—	—	(156)	156	—
Common stock purchased for treasury	—	—	91	(9,606)	—	—	—	(9,606)
Restricted shares forfeited	—	—	95	—	—	—	—	—
Share-based compensation	163	2	151	(15,152)	19,506	—	—	4,356
Exercise of stock options	250	2	—	—	4,630	—	—	4,632
Balance at December 31, 2018	52,690	527	4,489	(125,452)	256,806	(453)	1,082,169	1,213,597
Comprehensive income	—	—	—	—	—	453	259,175	259,628
Common stock purchased for treasury	—	—	376	(35,786)	—	—	—	(35,786)
Restricted shares forfeited	—	—	16	—	—	—	—	—
Share-based compensation	152	2	68	(8,127)	10,298	—	—	2,173
Exercise of stock options	212	2	—	—	3,819	—	—	3,821
Balance at December 31, 2019	53,054	$531	4,949	$(169,365)	$270,923	$—	$1,341,344	$1,443,433
Cumulative effect from the adoption of accounting pronouncements, net of taxes of $1,168	—	—	—	—	—	—	(3,832)	(3,832)
Comprehensive income	—	—	—	—	—	—	257,196	257,196
Common stock purchased for treasury	—	—	1,602	(129,045)	—	—	—	(129,045)
Restricted shares forfeited	—	—	15	—	—	—	—	—
Share-based compensation	167	1	62	(4,969)	10,662	—	—	5,694
Exercise of stock options	56	1	—	—	882	—	—	883
Balance at December 31, 2020	53,277	$533	6,628	$(303,379)	$282,467	$—	$1,594,708	$1,574,329

The accompanying notes are an integral part of these consolidated financial statements.

Grand Canyon Education, Inc.

Consolidated Statements of Cash Flows

	Year Ended December 31,
(In thousands)	2020	2019	2018
Cash flows provided by operating activities:
Net income	$257,196	$259,175	$229,011
Adjustments to reconcile net income to net cash provided by operating activities:
Share-based compensation	10,663	10,300	19,508
Provision for bad debts	—	—	8,669
Depreciation and amortization	21,233	18,696	35,673
Amortization of intangible assets	8,419	8,223	—
Deferred income taxes	3,136	1,670	(11,507)
Loss on transaction	—	3,966	12,605
Other, including fixed asset impairments	571	(335)	2,101
Changes in assets and liabilities:
Accounts receivable and interest receivable from university partners	(13,250)	766	(51,480)
Accounts receivable	—	—	(7,784)
Other assets	(621)	2,136	1,553
Right-of-use assets and lease liabilities	2,151	833	—
Accounts payable	1,012	(3,095)	(14,306)
Accrued liabilities	18,612	5,078	(15,700)
Income taxes receivable/payable	(279)	(1,044)	(8,662)
Deferred rent	(20)	—	(189)
Student deposits	—	(25)	6,881
Deferred revenue	—	—	(7,288)
Net cash provided by operating activities	308,823	306,344	199,085
Cash flows used in investing activities:
Capital expenditures	(29,418)	(22,391)	(94,527)
Purchases of land and building improvements related to off-site development	—	—	(330)
Additions of amortizable content	(524)	(260)	—
Acquisition, net of cash acquired	—	(361,184)	—
Disposition	—	—	(131,550)
Funding to GCU at closing in excess of required capital	—	—	(7,377)
Repayment of excess funds by GCU	—	—	7,377
Funding to GCU	(75,000)	(169,819)	(29,996)
Repayment by GCU	75,000	100,000	—
Purchases of investments	—	(9,384)	(46,948)
Proceeds from sale or maturity of investments	10,591	57,163	65,116
Net cash used in investing activities	(19,351)	(405,875)	(238,235)
Cash flows (used in) provided by financing activities:
Principal payments on notes payable	(33,144)	(92,433)	(6,719)
Debt issuance costs	—	(2,385)	—
Proceeds from notes payable	—	243,750	—
Net borrowings from revolving line of credit	—	(68,750)	—
Repurchase of common shares including shares withheld in lieu of income taxes	(134,014)	(43,913)	(24,758)
Net proceeds from exercise of stock options	883	3,821	4,632
Net cash (used in) provided by financing activities	(166,275)	40,090	(26,845)
Net increase (decrease) in cash and cash equivalents and restricted cash	123,197	(59,441)	(65,995)
Cash and cash equivalents and restricted cash, beginning of period	122,572	182,013	248,008
Cash and cash equivalents and restricted cash, end of period	$245,769	$122,572	$182,013
Supplemental disclosure of cash flow information
Cash paid for interest	$4,306	$11,516	$1,511
Cash paid for income taxes	$68,381	$59,903	$78,195
Supplemental disclosure of non-cash investing and financing activities
Sale transaction to GCU through Secured Note financing	$—	$—	$870,097
Purchases of property and equipment included in accounts payable	$1,206	$469	$1,121
Allowance for credit losses of $5,000, net of taxes of $1,168 from adoption of ASU 2016-13	$3,832	$—	$—
Reclassification of capitalized costs - adoption of ASC 606	$—	$—	$9,015
Reclassification of deferred revenue – adoption of ASC 606	$—	$—	$7,451
Lease adoption - recognition of right of use assets and lease liabilities	$—	$498	$—
ROU Asset and Liability recognition	$33,250	$14,203	$—
Reclassification of interest rate corridor due to expiration	$—	$1,100	$—
Reclassification of tax effect within accumulated other comprehensive income	$—	$—	$156

The accompanying notes are an integral part of these consolidated financial statements.

Grand Canyon Education, Inc.

Notes to Consolidated Financial Statements

(In thousands, except per share data)

1. Nature of Business

Grand Canyon Education, Inc. (together with its subsidiaries, the “Company” or “GCE”) is a publicly traded education services company dedicated to serving colleges and universities. GCE has developed significant technological solutions, infrastructure and operational processes to provide services to these institutions on a large scale. GCE’s most significant university partner is Grand Canyon University (“GCU”), an Arizona non-profit corporation that operates a comprehensive regionally accredited university that offers graduate and undergraduate degree programs, emphases and certificates across nine colleges both online and on ground at its campus in Phoenix, Arizona.

Prior to July 1, 2018, GCE owned and operated Grand Canyon University (the “University”). On July 1, 2018, the Company sold the University to GCU. As a result of this transaction (the “Transaction”), GCE became an education services company focused on providing a full array of support services to institutions in the post-secondary education sector. GCE provides education services that include technology and academic services, counseling services and support, marketing and communication services, and for its largest university partner several back-office services such as accounting, reporting, tax, human resources, and procurement services. See Note 2 to our consolidated financial statements for a full description of the Transaction.

In January 2019, GCE began providing education services to numerous university partners across the United States, through our wholly-owned subsidiary, Orbis Education, which we acquired, by merger on January 22, 2019 for $361,184, net of cash acquired (the “Acquisition”). Therefore, the results of operations for the year ended December 31, 2019 include Orbis Education’s financial results for the period from January 22, 2019 to December 31, 2019. The Company financed a portion of the purchase price through a credit facility provided by a consortium of banks led by our existing bank group. See Note 3 to our consolidated financial statement for a full description of the Acquisition.

In the healthcare field, GCE, together with Orbis Education, works in partnership with a growing number of top universities and healthcare networks across the country, offering health care related academic programs at off-campus classroom and laboratory sites located near healthcare providers and developing high-quality, career-ready graduates who enter the workforce ready to meet the demands of the healthcare industry. As of December 31, 2020, GCE provides education services to 25 university partners across the Unites States.

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

2. The Transaction

Asset Purchase Agreement and Related Agreements

On July 1, 2018, the Company consummated an Asset Purchase Agreement (the “Asset Purchase Agreement”) with GCU. In conjunction with the Asset Purchase Agreement, we received a secured note from GCU as consideration for the transferred assets (the “Transferred Assets”) in the initial principal amount of $870,097 (the “Secured Note”). The Secured Note contains customary commercial credit terms, including affirmative and negative covenants applicable to GCU, and provides that the Secured Note bears interest at an annual rate of 6.0%, has a maturity date of June 30, 2025, and is secured by all of the assets of GCU. The Secured Note provides for GCU to make interest only payments during the term, with all principal and accrued and unpaid interest due at maturity and also provides that we may loan additional amounts to GCU to fund approved capital expenditures during the first three years of the term. As of

Grand Canyon Education, Inc.

Notes to Consolidated Financial Statements

(In thousands, except per share data)

December 31, 2020, the Company had loaned $99,815 to GCU for capital expenditures, which is net of repayments made by GCU. In connection with the closing of the Asset Purchase Agreement, the Company and GCU entered into a long-term master services agreement pursuant to which the Company provides identified technology and academic services, counseling services and support, marketing and communication services, and several back-office services to GCU in return for 60% of GCU’s tuition and fee revenue.

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

Notes to Consolidated Financial Statements

(In thousands, except per share data)

Variable Interest Entity and Related Party Considerations

ASC 810-10-15-17 provides scope exceptions to the variable interest entity analysis that include a not-for profit entity carve out. GCU is not a related party to the Company in accordance with ASC Topic 850. The following factors were considered:

●	Since GCU is an Arizona non-profit corporation, the Company has no ownership interest or voting rights in GCU.
●	GCU is a separate non-profit entity under the control of an independent board of trustees, none of whose members have ever served in a management or corporate board role at the Company. GCU’s board of trustees has adopted bylaws and a related conflict of interest policy that, among other things, (i) prevents any trustee of GCU from attending any meeting, or voting on any matter, as to which such trustee has a conflict of interest, (ii) establishes a special committee of independent trustees to oversee on behalf of GCU all matters related to the Master Services Agreement and GCU’s relationship with the Company, and (iii) prohibits any trustee from having any financial interest in, or role with, the Company. Accordingly, the Company’s relationship with GCU, both pursuant to the Master Services Agreement and operationally, is no longer as owner and operator, but as a third-party service provider to an independent customer. While the Company believes that its relationship with GCU will remain strong, GCU’s board of trustees and management will have fiduciary and other duties that will require them to focus on the best interests of GCU and over time those interests could diverge from those of the Company.
●	Mr. Brian E. Mueller has served as the Chief Executive Officer of the Company since 2008 and the Chairman of the Board of the Company since 2017 and has also served as the President of the University since 2012. In connection with the Transaction, the Board of Directors of the Company and the board of trustees of GCU each independently determined that Mr. Mueller should retain those roles. Accordingly, Mr. Mueller remains the Chairman of the Board and Chief Executive Officer of the Company and continues to serve as the President of GCU. As noted above, however, Mr. Mueller is prohibited from serving on the board of trustees of GCU. Aside from Mr. Mueller, no other employee of GCU or GCE has a dual role in both organizations. A structure has been put in place that prevents Mr. Mueller from participating in operational matters involving the Company and GCU, including with respect to the Master Services Agreement.
●	The terms of the Master Services Agreement vest in GCU and its board of trustees has full authority over decision making related to the day-to-day operations of GCU, including, without limitation, (i) selecting, hiring and firing its personnel, (ii) selecting and adopting academic programs and courses, (iii) establishing admission standards and admitting students, (iv) overseeing instruction, (v) setting credit and student performance requirements, (vi) determining graduation requirements, and (vii) conferring degrees. Per the terms of the MSA, GCE has no authority over GCU’s day-to-day operations.
●	If GCU were to default under the credit agreement, the Company would be able to pursue assets of GCU, which are pledged as collateral for the Secured Note. However, the Company would not become the owner or operator of GCU.
●	There is no parent entity and subsidiary relationship between the Company and GCU.
●	The Company and GCU both engaged their own outside corporate counsel, outside regulatory counsel, and financial advisors to represent each party’s interest during the Transaction.

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

The pro forma information above for the three months ended and the years ended December 31, 2019 and 2018 includes acquisition related costs in both periods, amortization of intangible assets as a result of the Acquisition, additional interest expense on the debt issued to finance the Acquisition, depreciation expense based on the estimated fair value of the assets acquired, and warrant expense and related tax effects. The pro forma financial information is not necessarily indicative of the results of operations that would have occurred had the transactions been consummated on January 1, 2019 and 2018.

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

Restricted Cash and Cash Equivalents

Restricted cash and cash equivalents at December 31, 2019 represents cash pledged for leased office space, which cash was released during the year ended December 31, 2020.

Investments

At December 31, 2020 and 2019, the Company considers its investments in municipal bonds, mutual funds, municipal securities, corporate bonds, collateralized mortgage obligations, certificates of deposit and commercial paper as trading securities based on the Company’s intent for the respective security. Trading securities are carried at fair value determined using Level 1 and Level 2 of the hierarchy of valuation inputs, with the use of quoted market prices and

Grand Canyon Education, Inc.

Notes to Consolidated Financial Statements

(In thousands, except per share data)

inputs other than quoted prices that are observable for the assets and unrealized holding gains and losses are included in earnings. As of December 31, 2018, the Company transferred its investments from available-for-sale to trading, due to the Company’s decision to liquidate all investments to fund a portion of the purchase price paid in the Acquisition. Available-for-sale securities are carried at fair value, with unrealized gains and losses, net of tax, reported as a separate component of other comprehensive income. Comprehensive income and unrealized losses considered to be other-than-temporary are recognized currently in earnings. Amortization of premiums, accretion of discounts, interest and dividend income and realized gains and losses are included in interest and other income. As a result of the transfer to trading, the Company recorded a loss of $372 in investment interest and other for the year ended December 31, 2018.

Property and Equipment

Property and equipment are recorded at cost less accumulated depreciation. Depreciation is computed using the straight-line method. Normal repairs and maintenance are expensed as incurred. Expenditures that materially extend the useful life of an asset are capitalized. Construction in progress represents items not yet placed in service and are not depreciated. The majority of the Company’s historical capitalized interest was related to the construction of the University’s campus improvements. The Company capitalizes interest using its interest rates on the specific borrowings used to finance the improvements, which approximated 3.7% in 2018. Interest cost capitalized and incurred in the years ended December 31, 2020, 2019, and 2018 are as follows:

	Year Ended December 31,
	2020	2019	2018
Interest incurred	$4,402	$11,311	$2,292
Interest capitalized	—	—	756
Interest expense	$4,402	$11,311	$1,536

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

Grand Canyon Education, Inc.

Notes to Consolidated Financial Statements

(In thousands, except per share data)

Costs that are capitalized include payroll and payroll-related costs for employees who are directly associated and spend time producing content and payments to faculty and subject matter experts involved in the process.  The Company starts capitalizing content costs when it begins to develop or to convert a particular course, resources have been assigned and a timeline has been set. The content asset is placed in service when all work is complete and the curriculum could be used for instruction. Capitalized content development assets are included in other assets in our consolidated balance sheets. The Company has concluded that the most appropriate method to amortize the deferred content assets is on a straight-line basis over the estimated life of the course, which is generally four years which corresponds with course’s review and major revision cycle. As of December 31, 2020 and 2019, $1,198 and $1,077, respectively, net of amortization, of deferred content assets are included in other assets in the Company’s consolidated balance sheets and amortization is included in technical and academic services where the costs originated.

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

Other Assets

The Company developed its online delivery platform with a third-party and put this platform into full production in 2011. The Company has prepaid perpetual license fees and source code rights for the software developed, and has prepaid maintenance and service fees. Included in current other assets is the amount that will be amortized in the next twelve-month cycle for maintenance and service fees and included in property and equipment is the amount that will be amortized over fifteen years for the perpetual licenses.

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

Share-Based Compensation

The Company measures and recognizes compensation expense for share-based payment awards made to employees and directors. The fair value of the Company’s restricted stock awards is based on the market price of its common stock on the date of grant. Stock-based compensation expense related to restricted stock grants is expensed over the vesting period using the straight-line method for Company employees and the Company’s board of directors. The Company recognizes forfeitures as they occur.

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

Grand Canyon Education, Inc.

Notes to Consolidated Financial Statements

(In thousands, except per share data)

Although the Company currently does not have any derivative financial instruments, derivative financial instruments have been used in the past to manage its exposure to interest rate risk. The Company does not engage in any derivative instrument trading activity.

Fair Value of Financial Instruments

The carrying value of cash and cash equivalents, accounts receivable, accounts payable, accrued compensation and benefits and accrued liabilities approximate their fair value based on the liquidity or the short-term maturities of these instruments. As of December 31, 2020 the carrying value and fair value of the Company’s Secured Note was $964,912 and $1,049,458, respectively. Fair value of the Secured Note was estimated based upon average yields of similar debt arrangements in the marketplace. As of December 31, 2019, the Secured Note approximated fair market value since it was recently negotiated in the Transaction at the fair market value. The carrying value of notes payable approximate fair value based on its variable rate index. Derivative financial instruments are carried at fair value, determined using Level 2 of the hierarchy of valuation inputs as defined in the FASB Accounting Standards Codification (“Codification”), with the use of inputs other than quoted prices that are observable for the asset or liability. See Note 12, Derivative Instruments.

The fair value of investments was determined using Level 1 and Level 2 of the hierarchy of valuation inputs, with the use of inputs other than quoted prices that are observable for the assets. The unit of account used for valuation is the individual underlying security. The municipal securities are comprised of city and county bonds related to schools, water and sewer, utilities, transportation, healthcare and housing and corporate securities consisting of bank and financial institution bonds and securities.

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

The Company applies a more-likely-than-not threshold for financial statement recognition and measurement of an uncertain tax position taken or expected to be taken in a tax return. The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. As of December 31, 2020 and 2019, the Company has reserved approximately $11,318 and $6,773, respectively, for uncertain tax positions, including interest and penalties, which is classified within accrued liabilities on the accompanying consolidated balance sheet.

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

Notes to Consolidated Financial Statements

(In thousands, except per share data)

Revenue Recognition

University related revenue – prior to July 1, 2018

On January 1, 2018, the Company adopted “Revenue from Contracts with Customers” using the modified retrospective method applied to all contracts. Prior to the Transaction on July 1, 2018, net revenues consisted primarily of tuition, net of scholarships, and fees derived from courses taught by the University online, on ground, and at facilities it leased or those of employers, as well as from related educational resources that the University provided to its students, such as access to online materials. Tuition revenue was recognized pro-rata over the applicable period of instruction. A contract was entered into with a student and covered a course or semester. Revenue recognition occurred once a student started attending a course. The University also charged online students an upfront learning management fee, which was deferred and recognized over the initial course. The University had no costs that were capitalized to obtain or to fulfill a contract with a customer. Ancillary revenues included housing and fee revenues that were recognized over the period the services were provided and also included revenues from sales and services such as food and beverage, merchandise, hotel, golf and arena events that were recognized as sales occurred or services were performed as these services were transferred at a point in time. For the six months ended June 30, 2018, the Company’s revenue was reduced by approximately $101,176 as a result of scholarships that the Company offered to students. Sales tax collected from students is excluded from net revenues. Collected but unremitted sales tax is included as an accrued liability in our consolidated balance sheet.

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

The Company’s receivables represent unconditional rights to consideration from our Services Agreements with our university partners. Accounts receivable, net is stated at net realizable value and contains billed and unbilled revenue. The Company utilizes the allowance method to provide for doubtful accounts based on its evaluation of the collectability of the amounts due. There have been no amounts written off and no reserves established as of December 31, 2020 given historical collection experience. The Company will continue to review and revise its allowance methodology based on its collection experience with its partners.

For our partners with unbilled revenue, revenue recognition occurs in advance of billings. Billings for some university partners do not occur until after the service period has commenced and final enrollment information is available. Our unbilled revenue of $294 and $118 as of December 31, 2020 and 2019, respectively, are included in accounts receivable in our consolidated balance sheets. Deferred revenue represents the excess of amounts received as compared to amounts recognized in revenue on our consolidated statements of income as of the end of the reporting period, and such amounts are reflected as a current liability on our consolidated balance sheets. We generally receive

Grand Canyon Education, Inc.

Notes to Consolidated Financial Statements

(In thousands, except per share data)

payments for our services billed within 30 days of invoice. These payments are recorded as deferred revenue until the services are delivered and revenue is recognized.

Allowance for Credit Losses

The Company records its accounts receivable and Secured Note receivable at the net amount expected to be collected. Our accounts receivable are derived through education services provided to university partners. Our Secured Note receivable was derived through the sale of university-related assets to our most significant university partner, GCU. The Company maintains an allowance for credit losses resulting from our university partners not making payments. The Company determines the adequacy of the allowance by periodically evaluating each university partner’s balance, considering their financial condition and credit history, and considering current and forecasted economic conditions. Since our transition to an education services company on July 1, 2018 through December 31, 2019, and continued growth to 25 university partners, the Company has no credit losses with any of our university partners. In the first quarter of 2020, the Company adopted ASU 2016-13, Financial Instruments – Credit Losses: Measurement of Credit Losses on Financial Instruments using a modified retrospective approach. This model requires consideration of a broader range of reasonable and supportable information and requires the Company to estimate expected credit losses including a measure of the expected risk of credit loss even if that risk is remote over the lifetime of the asset. Upon adoption, the Company recorded a reserve of $5,000 on its long-term Secured Note receivable. The cumulative effect for the Company upon adoption of this new standard was $3,832, net of taxes of $1,168. Bad debt expense is recorded as a technology and academic services expense in the consolidated income statement. The Company will continue to actively monitor the impact of the COVID-19 pandemic on expected credit losses.

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

Concentration of Credit Risk

The Company believes the credit risk related to cash equivalents and investments is limited due to its adherence to an investment policy that required investments to have a minimum BBB rating, depending on the type of security, by one major rating agency at the time of purchase. All of the Company’s cash equivalents and investments as of December 31, 2020 and 2019 consist of investments rated BBB or higher by at least one rating agency. Additionally, the Company utilizes more than one financial institution to conduct initial and ongoing credit analysis on its investment portfolio to monitor and lower the potential impact of market risk associated with its cash equivalents and investment portfolio. The Company is also subject to credit risk for its accounts receivable balance and its Secured Note. The Company has not experienced any losses on accounts receivables since July 1, 2018, the date the Company transitioned to an education service company. To manage accounts receivable risk, the Company maintains an allowance for doubtful accounts, if needed. The Company monitors the credit risk exposure of the counterparty of the Secured Note to determine whether an adjustment to allowance for credit loss is necessary. A significant deterioration in the financial viability of our counterparty and corresponding decline in the fair value of the collateralized assets could impact the collectability risk of the Secured Note. Our dependence on our largest university partner, which is also the counterparty to the Secured Note, with 86.8% and 89.0% of total service revenue for the years ended December 31, 2020 and 2019, respectively, subjects us to the risk that declines in our customer’s operations would result in a sustained reduction in service revenue and interest income on Secured Note for the Company.

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

5. Investments

The Company classifies its investments as trading. At December 31, 2020 and 2019, the Company had $10,840 and $21,601, respectively, of investments. These investments were held in municipal and corporate securities as of December 31, 2020 and 2019. The cash flows of municipal securities are backed by the issuing municipality’s credit worthiness. All municipal securities and certificate of deposit are due in one year or less as of December 31, 2020.

6. Allowance for Credit Losses

	Balance at			Balance at
	Beginning of	Charged to	Deductions/	End of
	Period(1)	Expense	Transfers(2)(3)	Period
Allowance for credit losses
Year ended December 31, 2020	$5,000	—	—	$5,000
Year ended December 31, 2019	$—	—	—	$—
Year ended December 31, 2018	$5,907	8,669	(14,576)	$—
(1)	Amount in the year ended December 31, 2020 represents the cumulative effect of the adoption of ASU No. 2016-13 on the Secured Note receivable.
(2)	Deductions represent accounts written off, net of recoveries.
(3)	$6,093 included in the deductions column for the year ended December 31, 2018, represents the allowance that was transferred to GCU with other educational assets and liabilities on July 1, 2018. See Note 2.

7. Property and Equipment

Property and equipment consist of the following:

	As of December 31,
	2020	2019
Land	$5,579	$5,579
Land improvements	2,242	2,242
Buildings	51,399	51,399
Buildings and leasehold improvements	14,352	11,691
Computer equipment	100,575	95,020
Furniture, fixtures and equipment	15,439	10,423
Internally developed software	46,981	37,175
Construction in progress	5,043	3,238
	241,610	216,767
Less accumulated depreciation and amortization	(112,953)	(97,033)
Property and equipment, net	$128,657	$119,734

Depreciation expense associated with property and equipment totaled $20,830 and $18,393 for the years ended December 31, 2020 and 2019, respectively. Depreciation and amortization expense associated with property and equipment, including assets under capital lease, totaled $35,525 for the year ended December 31, 2018.

Grand Canyon Education, Inc.

Notes to Consolidated Financial Statements

(In thousands, except per share data)

8. Intangible Assets

Amortizable intangible assets consist of the following as of:

	December 31, 2020
	Estimated	Gross		Net
	Average Useful	Carrying	Accumulated	Carrying
	Life (in years)	Amount	Amortization	Amount
University partner relationships	25	$210,000	(16,362)	$193,638
Trade names	1	280	(280)	—
Total amortizable intangible assets, net		$210,280	(16,642)	$193,638

Amortization expense for university partner relationships and trade names for the years ending December 31:

2021	$8,419
2022	8,419
2023	8,419
2024	8,419
2025	8,419
Thereafter	151,543
$193,638

9. Leases

The Company has operating leases for off-campus classroom and laboratory site locations, office space, office equipment, and optical fiber communication lines. These leases have terms that range from 1.5 years to 11 years. At lease inception, we determine the lease term by assuming no exercises of renewal options, due to the Company’s constantly changing geographical needs for its university partners. Leases with an initial term of 12 months or less are not recorded in the consolidated balance sheets and we recognize lease expense for these leases on a straight-line basis over the lease term. The Company has operating lease costs of $7,594, $4,084 and $827 for the years ended December 31, 2020, 2019 and 2018, respectively. The consolidated financial statements for years before January 1, 2019 are not presented on the same accounting basis with respect to leases. There was an immaterial amount of future lease obligations as of December 31, 2018. The majority of leases that existed for the year ended December 31, 2018 were assigned to GCU in the Transaction that occurred on July 1, 2018.

The Company’s weighted-average remaining lease term relating to its operating leases is 8.5 years, with a weighted-average discount rate of 3.27%. As of December 31, 2020, the Company had no financing leases.

Future payment obligations with respect to the Company’s operating leases, which were existing at December 31, 2020, by year and in the aggregate, are as follows:

Year Ending December 31,	Amount
2021	$9,278
2022	8,938
2023	8,436
2024	7,920
2025	7,584
Thereafter	31,034
Total lease payments	$73,190
Less interest	9,186
Present value of lease liabilities	$64,004

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

The Company entered into a further amendment for the credit facility on October 31, 2019. This amendment increased the revolving commitment by $68,750 to $150,000, while reducing the term loan by the same $68,750 to $150,625. The Company concluded that this amendment is considered a loan modification. The amended and restated credit agreement contains standard covenants that, among other things, restrict the Company’s ability to incur additional debt or make certain investments, and require the Company to achieve certain financial ratios and maintain certain financial conditions. The Company’s obligations under the credit facility are secured by its assets, including all rights, benefits and payments under the Secured Note and the Services Agreements. As of December 31, 2020, the Company is in compliance with its debt covenants.

	As of December 31,	As of December 31,
	2020	2019
Notes Payable
Note payable, quarterly payment of $8,368 starting December 31, 2019; interest at 30-Day LIBOR plus 2.00% (2.15% at December 31, 2020) through January 22, 2024	$107,774	$140,918
Revolving line of credit; interest at 30-Day LIBOR plus 2.0% (2.15% at December 31, 2020)	—	—
	107,774	140,918
Less: Current portion	33,144	33,144
	$74,630	$107,774

Payments due under the notes payable obligations are as follows as of December 31, 2020:

2021	$33,144
2022	33,144
2023	33,145
2024	8,341
2025	—
Total	$107,774

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

COVID-19 Considerations

In March 2020, the World Health Organization declared COVID-19 a global pandemic. This contagious outbreak and the related adverse public health developments, including orders to shelter-in-place, travel restrictions and mandated non-essential business closures, have adversely affected our business, primarily through reduced room and board and other ancillary revenue at our most significant partner, GCU and as a result of certain other partner institutions’ students deferring the start of their program in the Summer and Fall semesters. The pandemic could result in further reductions in education service revenue, operating income and margins in the Spring of 2021. At this time there remains considerable uncertainty around the duration of the COVID-19 pandemic. If some of our university partners are not able to allow their students to return to their campus locations in the Spring of 2021 this will have a further impact on our service revenue, operating income and margins. These factors, and/or material changes in the fair value of the collateral underlying our Secured Note receivable and accounts receivable, could also materially impact the allowance for expected credit losses on our Secured Note receivable and our accounts receivable. However, the related financial impact and duration of the COVID-19 pandemic cannot be reasonably estimated at this time.

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

Tax Reserves, Non-Income Tax Related

From time to time the Company has exposure to various non-income tax related matters that arise in the ordinary course of business. At both December 31, 2020 and 2019, the Company has no reserve for tax matters where its ultimate exposure is considered probable and the potential loss can be reasonably estimated.

12. Derivative Instruments

In 2013, the Company entered into an interest rate corridor to manage its 30-day LIBOR interest exposure related to its variable rate debt. In December 2019 this cash flow hedge expired, and $1,100 was reclassified from accumulated other comprehensive income into interest expense in the consolidated income statement. The fair value of the derivative

Grand Canyon Education, Inc.

Notes to Consolidated Financial Statements

(In thousands, except per share data)

instrument was determined using a hypothetical derivative transaction and Level 2 of the hierarchy of valuation inputs. The adjustments of $497 and $157 for the years ended December 31, 2019 and 2018, respectively, for the effective portion of the gain/loss on the derivative are included as a component of other comprehensive income, net of taxes.

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

	Year Ended December 31,
	2020	2019	2018
Denominator:
Basic weighted average shares outstanding	46,880	47,814	47,608
Effect of dilutive stock options and restricted stock	285	452	806
Diluted weighted average shares outstanding	47,165	48,266	48,414

Diluted weighted average shares outstanding excludes the incremental effect of unvested restricted stock and shares that would be issued upon the assumed exercise of stock options in accordance with the treasury stock method. For each of the years ended December 31, 2020, 2019 and 2018, approximately 142, 1, and 0, respectively, of the Company’s restricted stock awards outstanding were excluded from the calculation of diluted earnings per share as their inclusion would have been anti-dilutive. These options and restricted stock awards could be dilutive in the future.

14. Equity Transactions

Preferred Stock

As of December 31, 2020 and 2019, the Company had 10,000 shares of authorized but unissued and undesignated preferred stock. The Company’s charter provides that the board of directors has authority to issue preferred stock, with voting powers, designations, preferences, and special rights, qualifications, limitation, or restrictions as permitted by law as determined by the board of directors, without stockholder approval. The board of directors may authorize the issuance of preferred stock with voting or conversion rights that could adversely affect the voting power or other rights of the holders of the common stock.

Treasury Stock

In July 2020, December 2020 and January 2021, the Board of Directors increased the authorization under our existing stock repurchase program by $50,000, $100,000 and $100,000, respectively, reflecting an aggregate authorization for share repurchases since the initiation of our program of $500,000. The expiration date on the repurchase authorization is December 31, 2021. Repurchases occur at the Company’s discretion. Repurchases may be

Grand Canyon Education, Inc.

Notes to Consolidated Financial Statements

(In thousands, except per share data)

made in the open market. or in privately negotiated transactions, pursuant to the applicable Securities and Exchange Commission rules. The amount and timing of future share repurchases, if any, will be made as market and business conditions warrant. During the year ended December 31, 2020 the Company repurchased 1,602 shares of common stock at an aggregate cost of $129,045. At December 31, 2020, there remained $148,271 available under its current share repurchase authorization (which authorization was increased to $248,271 in January 2021). Shares repurchased in lieu of taxes are not included in the repurchase plan totals as they were approved in conjunction with the restricted share awards.

15. Income Taxes

The Company has deferred tax assets and liabilities that reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Deferred tax assets are subject to periodic recoverability assessments. Realization of the deferred tax assets, net of deferred tax liabilities is principally dependent upon achievement of projected future taxable income. Based upon the level of historical taxable income and projections for future taxable income over the periods in which the deferred tax assets are deductible, management believes it is more-likely-than-not that the Company will realize the benefits of these deductible differences. The Company has no valuation allowance at December 31, 2020 and 2019.

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

The components of income tax expense (benefit) are as follows:

	Year Ended December 31,
	2020	2019	2018
Current:
Federal	$63,932	$57,354	$60,764
State	8,875	(1,344)	8,732
	72,807	56,010	69,496
Deferred:
Federal	2,842	2,804	(10,708)
State	295	(487)	(799)
	3,137	2,317	(11,507)
Tax expense recorded as an increase of paid-in capital	—	—	—
	$75,944	$58,327	$57,989

Grand Canyon Education, Inc.

Notes to Consolidated Financial Statements

(In thousands, except per share data)

A reconciliation of income tax computed at the U.S. statutory rate to the effective income tax rate is as follows:

	Year Ended December 31,
	2020	2019	2018
Statutory U.S. federal income tax rate	21.0%	21.0%	21.0%
State income taxes, net of federal tax benefit	2.4	2.4	4.0
State tax credits, net of federal effect	(1.2)	(1.0)	(1.0)
Excess tax benefits	(0.4)	(2.3)	(3.7)
Nondeductible expenses	—	0.1	0.4
Other	1.0	(1.8)	(0.5)
Effective income tax rate	22.8%	18.4%	20.2%

Significant components of the Company’s deferred income tax assets and liabilities, included in Deferred income taxes, non-current on the consolidated balance sheets are as follows:

	As of December 31,	As of December 31,
	2020	2019
Deferred tax assets:
Share-based compensation	$2,535	$2,499
Employee compensation	832	614
Allowance for credit losses	1,200	—
Intangibles	20,633	23,693
State taxes	2,787	1,764
Other	964	432
Deferred tax assets	28,951	29,002

Deferred tax liability:
Property and equipment	(12,764)	(10,865)
Goodwill	(36,295)	(36,295)
Other	(180)	(162)
Deferred tax liability	(49,239)	(47,322)
Net deferred tax liability	$(20,288)	$(18,320)

The net deferred tax liability on the accompanying consolidated balance sheet is comprised of the following:

	As of December 31,	As of December 31,
	2020	2019
Deferred income taxes, current	$4,639	$2,215
Deferred income taxes, non-current	(24,927)	(20,535)
Net deferred tax liability	$(20,288)	$(18,320)

The Company recognizes the impact of a tax position in its financial statements if that position is more-likely-than-not to be sustained on audit, based on the technical merits of the position. The Company discloses all unrecognized tax benefits, which includes the reserves recorded for uncertain tax positions on filed tax returns and the unrecognized portion of affirmative claims. The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. Unrecognized tax benefits as of December 31, 2020 and 2019 were $11,318 and $6,773, respectively.

Grand Canyon Education, Inc.

Notes to Consolidated Financial Statements

(In thousands, except per share data)

The reconciliation of the beginning and ending balance of unrecognized tax benefits at December 31, is as follows:

	2020	2019
Unrecognized tax benefits, beginning of year	$6,773	$1,960
Tax positions taken during the current year
Increases	4,521	5,671
Decreases	—	—
Tax positions taken during a prior year
Increases	962	96
Decreases	—	—
Decreases for settlements during the period	(235)	—
Reductions for lapses of applicable statute of limitations	(703)	(954)
Unrecognized tax benefits, end of year	$11,318	$6,773

As of December 31, 2020 and 2019, the unrecognized tax benefit recorded of $11,318 and $6,773, respectively, if reversed, would impact the effective tax rate. At December 31, 2020 and 2019, the Company had accrued $46 and $153, respectively, in interest and $0, in penalties. It is reasonably possible that the amount of the unrecognized tax benefit will change during the next 12 months, however management does not expect the potential change to have a material effect on the results of operations or financial position.

The Company’s uncertain tax positions were related to tax years that remained subject to examination by tax authorities. As of December 31, 2020, the earliest tax year still subject to examination for federal and state purposes is 2017 and 2016, respectively.

16. Share-Based Compensation Plans

Incentive Plans

Prior to June 2017, the Company made grants of restricted stock and stock options under its 2008 Equity Incentive Plan (the “2008 Plan”). In January 2017, the Board of Directors of the Company approved, and at the Company’s 2017 annual meeting of stockholders held on June 14, 2017, the Company’s stockholders adopted a 2017 Equity Incentive Plan (the “2017 Plan”) under which a maximum of 3,000 shares may be granted. As of December 31, 2020, 1,599 shares were available for grants under the 2017 Plan. All grants of equity incentives made after June 2017 have been made from the 2017 Plan.

Restricted Stock

During fiscal years 2020, 2019, and 2018, the Company granted 164, 149, and 160 shares of common stock, respectively, with a service vesting condition to certain of its executives, officers, and employees. The restricted shares have voting rights and vest evenly at 20% over each of the next five years. Upon vesting, shares will be held in lieu of taxes equivalent to the statutory tax withholding required to be paid when the restricted stock vests. During the years ended December 31, 2020, 2019 and 2018, the Company withheld 62, 68, and 151 shares of common stock in lieu of taxes at a cost of $4,969, $8,127, and $15,152, on the restricted stock vesting dates, respectively. During 2020, 2019 and 2018, following the annual stockholders meeting, the Company granted 3, 3 and 3 shares of common stock to the non-employee members of the Company’s Board of Directors. The restricted shares granted to these directors have voting rights and vest on the earlier of (a) the one year anniversary of the date of grant or (b) immediately prior to the following year’s annual stockholders’ meeting. Included in the 2019 amount are shares of common stock granted in August 2019 to two new non-employee members of the Company’s Board of Directors. The restricted shares granted to these directors have voting rights and vest on the one year anniversary of the date of grant.

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

A summary of the activity related to restricted stock granted under the Company’s Incentive Plan is as follows:

		Weighted Average
	Total	Grant Date
	Shares	Fair Value per Share
Outstanding as of December 31, 2017	776	$49.16
Granted	163	$92.34
Vested	(384)	$65.57
Forfeited, canceled or expired	(95)	$71.60
Outstanding as of December 31, 2018	460	$63.28
Granted	152	$93.62
Vested	(174)	$56.14
Forfeited, canceled or expired	(16)	$82.11
Outstanding as of December 31, 2019	422	$76.43
Granted	167	$84.31
Vested	(155)	$65.19
Forfeited, canceled or expired	(15)	$84.64
Outstanding as of December 31, 2020	419	$83.43

As of December 31, 2020, there was approximately $25,332 of total unrecognized share-based compensation cost related to unvested restricted stock awards. These costs are expected to be recognized over a weighted average period of 2.09 years.

Stock Options

No options were granted in 2020, 2019 and 2018. Prior to 2012, the Company granted time vested options to purchase shares of common stock with an exercise price equal to the fair market value on the date of grant to employees.

Grand Canyon Education, Inc.

Notes to Consolidated Financial Statements

(In thousands, except per share data)

These time vested options vest ratably over a period of five years and expire ten years from the date of grant. A summary of the activity related to stock options granted under the Company’s Incentive Plan is as follows:

	Summary of Stock Options Outstanding
		Weighted	Weighted
		Average	Average
		Exercise	Remaining	Aggregate
	Total	Price per	Contractual	Intrinsic
	Shares	Share	Term (Years)	Value ($)(1)
Outstanding as of December 31, 2017	694	$17.31
Granted	—	$—
Exercised	(250)	$18.47
Forfeited, canceled or expired	—	$—
Outstanding as of December 31, 2018	444	$16.66
Granted	—	$—
Exercised	(212)	$18.01
Forfeited, canceled or expired	—	$—
Outstanding as of December 31, 2019	232	$15.42
Granted	—	$—
Exercised	(56)	$15.66
Forfeited, canceled or expired	—	$—
Outstanding as of December 31, 2020	176	$15.34	0.19	$13,586
Exercisable as of December 31, 2020	176	$15.34	0.19	$13,586
(1)	Aggregate intrinsic value represents the value of the Company’s closing stock price on December 31, 2020 ($93.11) in excess of the exercise price multiplied by the number of options outstanding or exercisable.

Share-based Compensation

Share-based Compensation Expense Assumptions – Restricted Stock Awards

The Company measures and recognizes compensation expense for share-based payment awards made to employees and directors. The fair value of the Company’s restricted stock awards is based on the market price of its common stock on the date of grant. Stock-based compensation expense related to restricted stock grants is expensed over the vesting period using the straight-line method for Company employees and the Company’s board of directors. The Company recognizes forfeitures as they occur. The restricted shares have voting rights.

Grand Canyon Education, Inc.

Notes to Consolidated Financial Statements

(In thousands, except per share data)

The table below outlines share-based compensation expense for the fiscal years ended December 31, 2020, 2019 and 2018 related to restricted stock and stock options granted:

	2020	2019	2018
Technology and academic services	$2,049	$1,721	$1,585
Counseling services and support	5,364	5,297	4,926
Marketing and communication	100	87	48
General and administrative	3,150	3,195	3,355
University related expenses	—	—	9,594
Share-based compensation expense included in operating expenses	10,663	10,300	19,508
Tax effect of share-based compensation	(2,666)	(2,575)	(4,877)
Share-based compensation expense, net of tax	$7,997	$7,725	$14,631

401(k) Plan

The Company has established a 401(k) Defined Contribution Benefit Plan (the “Plan”). The Plan provides eligible employees, upon date of hire, with an opportunity to make tax-deferred contributions into a long-term investment and savings program. All employees over the age of 21 are eligible to participate in the plan. The Plan allows eligible employees to contribute to the Plan subject to Internal Revenue Code restrictions and the Plan allows the Company to make discretionary matching contributions. The Company plans to make a matching contribution to the Plan of approximately $2,225 for the year ended December 31, 2020. The Company made discretionary matching contributions to the Plan of $2,529 and $1,625 for the years ended December 31, 2019 and 2018, respectively.

17. Related Party Transactions

Related party transactions include transactions between the Company and certain of its affiliates. The following transactions were in the normal course of operations and were measured at the exchange amount, which is the amount of consideration established and agreed to by the parties.

As of and for the years ended December 31, 2020, 2019 and 2018, related party transactions consisted of the following:

Affiliates

GCE Community Fund (“GCECF”) - GCECF was initially formed in 2014. GCECF makes grants for charitable, educational, literary, religious or scientific purposes within the meaning of Section 501(c ) (3) of the Internal Revenue Code, including for such purposes as the making of distributions to organizations that qualify as exempt organizations under Section 501 (c ) (3) of the Code. The Company’s CEO and Director serves as the president of GCECF. All of the board seats are taken by Company executives. The Company is not the primary beneficiary of GCECF, and accordingly, the Company does not consolidate GCECF’s statement of activities with its financial results. The Company contributed $1,100 for the year ended December 31, 2020, of which no amounts were owed at December 31, 2020.

Grand Canyon Education, Inc.

Notes to Consolidated Financial Statements

(In thousands, except per share data)

18. Quarterly Results of Operations (Unaudited)

The following table summarizes the unaudited quarterly results of operations for 2020 and 2019 and should be read in conjunction with other information included in the accompanying consolidated financial statements.

	2020
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Service revenue	$221,655	$185,768	$198,384	$238,289
Costs and expenses:
Technology and academic services	26,277	27,151	30,751	31,833
Counseling services and support	60,219	57,596	58,214	58,505
Marketing and communication	42,693	41,105	42,244	38,292
General and administrative	9,565	9,501	14,031	10,263
Amortization of intangible assets	2,105	2,105	2,105	2,104
Loss on transaction	—	—	—	—
Total costs and expenses	140,859	137,458	147,345	140,997
Operating income	80,796	48,310	51,039	97,292
Interest income on Secured Note	14,710	14,723	14,885	14,872
Interest expense	(1,546)	(1,073)	(918)	(865)
Investment interest and other	216	396	181	122
Income before income taxes	94,176	62,356	65,187	111,421
Income tax expense	22,791	15,346	13,141	24,666
Net income	$71,385	$47,010	$52,046	$86,755
Earnings per share:
Basic income per share(1)	$1.50	$1.00	$1.11	$1.87
Diluted income per share(1)	$1.49	$1.00	$1.11	$1.86
Basic weighted average shares outstanding	47,455	46,893	46,808	46,369
Diluted weighted average shares outstanding	47,764	47,151	47,095	46,655
(1)	The sum of quarterly income per share may not equal annual income per share due to rounding.

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

Under the supervision and with the participation of our management, including our Principal Executive Officer and Principal Financial Officer, an evaluation was performed on the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) promulgated under the Exchange Act), as of the end of the period covered by this annual report. Based on that evaluation, our management, including the Principal Executive Officer and Principal Financial Officer, concluded that our disclosure controls and procedures were effective as of December 31, 2020.

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

Management performed an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2020, utilizing the criteria described in the “Internal Control-Integrated Framework (2013)” issued by the Committee of Sponsoring Organizations of the Treadway Commission. The objective of this assessment was to determine whether our internal control over financial reporting was effective as of December 31, 2020. Based on its assessment, management believes that, as of December 31, 2020, the Company’s internal control over financial reporting is effective.

The effectiveness of our internal control over financial reporting as of and for the year ended December 31, 2020 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their audit report which is included herein.

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
Grand Canyon Education, Inc.:

Opinion on Internal Control Over Financial Reporting

We have audited Grand Canyon Education, Inc. and subsidiaries' (the Company) internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2020 and 2019, the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2020, and the related notes (collectively, the consolidated financial statements), and our report dated February 17, 2021 expressed an unqualified opinion on those consolidated financial statements.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Tempe, Arizona
February 17, 2021

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended December 31, 2020 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.      Other Information

We have a policy governing transaction in our securities by directors, officers, employees and others which permits these individuals to enter into trading plans complying with Rule 10b5-1 under the Securities Exchange Act of 1934, as amended. We have been advised that Brian Mueller, our Chief Executive Officer and Chairman; Dr. W. Stan Meyer, our Chief Operating Officer; and Dan Bachus, our Chief Financial Officer, each entered into trading plans on September 10, 2020, each of which was in accordance with Rule 10b5-1 and our policy governing transactions in our securities. Generally, under these trading plans, the individual relinquishes control over the transactions once the trading plan is put into place. Accordingly, sales under these plans may occur at any time, including possibly before, simultaneously with, or immediately after significant events involving our company.

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

PART III

Item 10.       Directors, Executive Officers and Corporate Governance

Information relating to our Board of Directors, Executive Officers, and Corporate Governance required by this item appears in the sections entitled “Corporate Governance and Board Matters” and “Proposal No. 1: Election of Directors” in our 2021 proxy statement, to be filed within 120 days of our fiscal year end (December 31, 2020) and such information is incorporated herein by reference.

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

Item 11.       Executive Compensation

Information relating to this item appears in the section entitled “Executive Compensation” in our 2021 proxy statement, to be filed within 120 days of our fiscal year end (December 31, 2020) and such information is incorporated herein by reference.

Item 12.       Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information relating to this item appears in the sections entitled “Executive Compensation” and “Beneficial Ownership of Common Stock” in our 2021 proxy statement, to be filed within 120 days of our fiscal year end (December 31, 2020) and such information is incorporated herein by reference.

Item 13.       Certain Relationships and Related Transactions, and Director Independence

Information relating to this item appears in the sections entitled “Corporate Governance and Board Matters — Director Independence” and “Certain Relationships and Related Party Transactions” in our 2021 proxy statement, to be filed within 120 days of our fiscal year end (December 31, 2020) and such information is incorporated herein by reference.

Item 14.       Principal Accounting Fees and Services

Information relating to this item appears in the section entitled “Ratification of Independent Registered Public Accounting Firm — Fees” in our 2021 our proxy statement, to be filed within 120 days of our fiscal year end (December 31, 2020) and such information is incorporated herein by reference.

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

3.	Exhibits

Number	Description	Method of Filing

2.1	Asset Purchase Agreement, dated July 1, 2018, by and between Grand Canyon Education, Inc. and Grand Canyon University (formerly known as Gazelle University)#	Incorporated by reference to Exhibit 2.1 to GCE’s Quarterly Report on Form 10-Q filed with the SEC on November 8, 2018.

2.2	Agreement and Plan of Merger, dated December 17, 2018, by and among Grand Canyon Education, Inc., GCE Cosmos Merger Sub, LLC and Orbis Education Services, LLC#	Incorporated by reference to Exhibit 2.2 to GCE’s Annual Report on Form 10-K filed with the SEC on February 20, 2019.

3.1	Amended and Restated Certificate of Incorporation (as amended)	Incorporated by reference to Exhibit 3.1 to GCE’s Annual Report on Form 10-K filed with the SEC on February 20, 2019.

Number	Description	Method of Filing
3.2	Third Amended and Restated Bylaws	Incorporated by reference to Exhibit 3.1 to GCE’s Current Report on Form 8-K filed with the SEC on October 29, 2014.

4.1	Specimen of Stock Certificate	Incorporated by reference to Exhibit 4.1 to Amendment No. 2 to GCE’s Registration Statement on Form S-1 filed with the SEC on September 29, 2008.

4.2	Description of Common Stock	Incorporated by reference to Exhibit 4.2 to GCE’s Annual Report on Form 10-K filed with the SEC on February 20, 2020.
10.1	2008 Equity Incentive Plan, as amended†	Incorporated by reference to Exhibit 10.1 to GCE’s Quarterly Report on Form 10-Q filed with the SEC on November 14, 2011.

10.2	2017 Equity Incentive Plan, as amended†	Incorporated by reference to Exhibit 10.1 to GCE’s Current Report on Form 8-K filed with the SEC on June 14, 2017.

10.3	Form of Restricted Stock Agreement under the 2017 Equity Incentive Plan, as amended†	Incorporated by reference to Exhibit 10.3 to GCE’s Annual Report on Form 10-K filed with the SEC on February 21, 2018.

10.4	Second Amended and Restated Executive Employment Agreement, dated July 1, 2018, by and between Grand Canyon Education, Inc. and Brian E. Mueller†	Incorporated by reference to Exhibit 10.1 to GCE’s Quarterly Report on Form 10-Q filed with the SEC on November 8, 2018.

10.5	Second Amended and Restated Executive Employment Agreement, dated July 1, 2018, by and between Grand Canyon Education, Inc. and W. Stan Meyer†	Incorporated by reference to Exhibit 10.2 to GCE’s Quarterly Report on Form 10-Q filed with the SEC on November 8, 2018.

10.6	Second Amended and Restated Executive Employment Agreement, dated July 1, 2018, by and between Grand Canyon Education, Inc. and Daniel E. Bachus†	Incorporated by reference to Exhibit 10.3 to GCE’s Quarterly Report on Form 10-Q filed with the SEC on November 8, 2018.

10.7	Second Amended and Restated Executive Employment Agreement, dated July 1, 2018, by and between Grand Canyon Education, Inc. and Joseph N. Mildenhall†	Incorporated by reference to Exhibit 10.4 to GCE’s Quarterly Report on Form 10-Q filed with the SEC on November 8, 2018.

10.8	First Amended and Restated Executive Employment Agreement, dated July 1, 2018, by and between Grand Canyon Education, Inc. and Dilek Marsh†	Incorporated by reference to Exhibit 10.5 to GCE’s Quarterly Report on Form 10-Q filed with the SEC on November 8, 2018.

Number	Description	Method of Filing
10.9	Second Amended and Restated Executive Employment Agreement, dated April 29, 2020, by and between Grand Canyon Education, Inc. and Daniel J. Briggs	Incorporated by reference to Exhibit 10.1 to GCE’s Quarterly Report on Form 10-Q filed with the SEC on August 4, 2020.

10.10	Form of Director and Officer Indemnity Agreement	Incorporated by reference to Exhibit 10.21 to Amendment No. 2 to GCE’s Registration Statement on Form S-1 filed with the SEC on September 29, 2008.

10.11	Credit Agreement dated July 1, 2018, by and between Grand Canyon Education, Inc. and Grand Canyon University (formerly known as Gazelle University).	Incorporated by reference to Exhibit 10.7 to GCE’s Quarterly Report on Form 10-Q filed with the SEC on November 8, 2018.

10.12	Master Services Agreement, dated July 1, 2018, by and between Grand Canyon Education, Inc. and Grand Canyon University (formerly known as Gazelle University).##	Incorporated by reference to Exhibit 10.8 to GCE’s Quarterly Report on Form 10-Q/A filed with the SEC on April 23, 2019.

10.13	Amended and Restated Credit Agreement, dated January 22, 2019, by and among Grand Canyon Education, Inc., Bank of America, N.A., and the other parties named therein.	Incorporated by reference to Exhibit 10.14 to GCE’s Annual Report on Form 10-K filed with the SEC on February 20, 2019.

10.14	Amended and Restated Security and Pledge Agreement, dated January 22, 2019, by and among Grand Canyon Education, Inc., Bank of America, N.A., and the other parties named therein.	Incorporated by reference to Exhibit 10.15 to GCE’s Annual Report on Form 10-K filed with the SEC on February 20, 2019.

10.15

First Amendment, dated January 31, 2019 to Amended and Restated Credit Agreement, dated January 22, 2019 by and among Grand Canyon Education, Inc., Bank of America, N.A., and the other parties named therein.

Incorporated by reference to Exhibit 10.16 to GCE’s Annual Report on Form 10-K filed with the SEC on February 20, 2019.

10.16

First Incremental Facility Amendment, dated February 1, 2019 to Amended and Restated Credit Agreement, dated January 22, 2019 by and among Grand Canyon Education, Inc., Bank of America, N.A., and the other parties named therein.

Incorporated by reference to Exhibit 10.17 to GCE’s Quarterly Report on Form 10-Q filed with the SEC on February 20, 2019.

10.17

Second Amendment, dated October 31, 2019 to Amended and Restated Credit Agreement, dated January 22, 2019 by and among Grand Canyon Education, Inc., Bank of America N.A., and the other parties named therein.

Incorporated by reference to Exhibit 10.18 to GCE’s Annual Report on Form 10-K filed with the SEC on November 6, 2019.

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

101

The following financial statements from GCE’s Annual Report on Form 10-K for the year ended December 31, 2020, formatted in Inline XBRL: (i) Consolidated Income Statements, (ii) Consolidated Statements of Comprehensive Income, (iii) Consolidated Balance Sheets, (iv) Consolidated Statements of Stockholders’ Equity, (v) Consolidated Statements of Cash Flows, and (vi) Consolidated Financial Statements tagged as blocks of text and including detailed tags.

Filed herewith.

104	The cover page from GCE’s Annual Report on Form 10-K for the year ended December 31, 2020, formatted in Inline XBRL (included as Exhibit 101).	Filed herewith.

†     Indicates a management contract or any compensatory plan, contract or arrangement.

#     Schedules and similar attachments have been omitted pursuant to Item 601(b)(2) of Regulation S-K. GCE will furnish supplementally a copy of any omitted schedule or similar attachment to the Securities and Exchange Commission upon request.

##   Certain portions of this document have been redacted pursuant to Regulation S-K, Item 601(b)(10)(iv).

††   This certification is being furnished solely to accompany this report pursuant to 18 U.S.C. Section 1350, and is not being filed for purposes of Section 18 of the Exchange Act, and is not to be incorporated by reference into any filings of GCE, whether made before or after the date hereof, regardless of any general incorporation language in such filing.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GRAND CANYON EDUCATION, INC.

By:	/s/ Brian E. Mueller
Name: Brian E. Mueller
Title: Chief Executive Officer
Dated: February 17, 2021

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

Signature	Title	Date

/s/ Brian E. Mueller	Chief Executive Officer and Chairman	February 17, 2021
Brian E. Mueller	(Principal Executive Officer)

/s/ Daniel E. Bachus	Chief Financial Officer	February 17, 2021
Daniel E. Bachus	(Principal Financial Officer)
/s/ Lori Browning	SVP, Controller –Chief Accounting Officer	February 17, 2021
Lori Browning

/s/ Sara R. Dial	Director	February 17, 2021
Sara R. Dial

/s/ Jack A. Henry	Director	February 17, 2021
Jack A. Henry

/s/ Lisa Graham Keegan	Director	February 17, 2021
Lisa Graham Keegan

/s/ Chevy Humphrey	Director	February 17, 2021
Chevy Humphrey