Form 10-Q
period 2021-03-31
Grand Canyon Education, Inc.
filed 2021-05-05
CIK 1434588

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

or

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

The total number of shares of common stock outstanding as of May 3, 2021, was 46,344,811.

GRAND CANYON EDUCATION, INC.

FORM 10-Q

PART I – FINANCIAL INFORMATION

Item 1.Financial Statements

GRAND CANYON EDUCATION, INC.

Consolidated Income Statements

(Unaudited)

	Three Months Ended
	March 31,
(In thousands, except per share data)	2021	2020
Service revenue	$236,934	$221,655
Costs and expenses:
Technology and academic services	32,051	26,277
Counseling services and support	61,239	60,219
Marketing and communication	47,731	42,693
General and administrative	9,582	9,565
Amortization of intangible assets	2,105	2,105
Total costs and expenses	152,708	140,859
Operating income	84,226	80,796
Interest income on Secured Note	14,549	14,710
Interest expense	(799)	(1,546)
Investment interest and other	121	216
Income before income taxes	98,097	94,176
Income tax expense	19,985	22,791
Net income	$78,112	$71,385
Earnings per share:
Basic income per share	$1.70	$1.50
Diluted income per share	$1.69	$1.49
Basic weighted average shares outstanding	46,084	47,455
Diluted weighted average shares outstanding	46,300	47,764

The accompanying notes are an integral part of these consolidated financial statements.

GRAND CANYON EDUCATION, INC.

Consolidated Balance Sheets

	March 31,	December 31,
(In thousands, except par value)	2021	2020
	(Unaudited)
ASSETS:
Current assets
Cash and cash equivalents	$225,829	$245,769
Investments	36,443	10,840
Accounts receivable, net	91,790	62,189
Interest receivable on Secured Note	5,011	5,011
Income tax receivable	763	1,294
Other current assets	14,484	8,639
Total current assets	374,320	333,742
Property and equipment, net	131,929	128,657
Right-of-use assets	59,434	61,020
Secured Note receivable, net	964,912	964,912
Amortizable intangible assets, net	191,533	193,638
Goodwill	160,766	160,766
Other assets	2,133	1,844
Total assets	$1,885,027	$1,844,579
LIABILITIES AND STOCKHOLDERS’ EQUITY:
Current liabilities
Accounts payable	$17,224	$16,583
Accrued compensation and benefits	37,307	34,248
Accrued liabilities	29,495	21,945
Income taxes payable	21,180	5,405
Deferred revenue	6,936	—
Current portion of lease liability	7,525	7,393
Current portion of notes payable	33,144	33,144
Total current liabilities	152,811	118,718
Deferred income taxes, noncurrent	22,029	20,288
Other long term liability	107	3
Lease liability, less current portion	55,058	56,611
Notes payable, less current portion	66,344	74,630
Total liabilities	296,349	270,250
Commitments and contingencies
Stockholders’ equity
Preferred stock, $0.01 par value, 10,000 shares authorized; 0 shares issued and outstanding at March 31, 2021 and December 31, 2020	—	—
Common stock, $0.01 par value, 100,000 shares authorized; 53,633 and 53,277 shares issued and 46,382 and 46,649 shares outstanding at March 31, 2021 and December 31, 2020, respectively	536	533
Treasury stock, at cost, 7,251 and 6,628 shares of common stock at March 31, 2021 and December 31, 2020, respectively	(365,721)	(303,379)
Additional paid-in capital	281,163	282,467
Accumulated other comprehensive loss	(120)	—
Retained earnings	1,672,820	1,594,708
Total stockholders’ equity	1,588,678	1,574,329
Total liabilities and stockholders’ equity	$1,885,027	$1,844,579

The accompanying notes are an integral part of these consolidated financial statements.

GRAND CANYON EDUCATION, INC.

Consolidated Statement of Other Comprehensive Income

(Unaudited)

	Three Months Ended
	March 31,
(In thousands)	2021	2020
Net income	$78,112	$71,385
Other comprehensive income, net of tax:
Unrealized losses on available-for-sale securities, net of taxes of $35 for the three months ended March 31, 2021	(120)	—
Comprehensive income	$77,992	$71,385

GRAND CANYON EDUCATION, INC.

Consolidated Statement of Stockholders’ Equity

(In thousands)

(Unaudited)

	Three Months Ended March 31, 2021
						Accumulated
					Additional	Other
	Common Stock		Treasury Stock		Paid-in	Comprehensive	Retained
	Shares	Par Value	Shares	Cost	Capital	Loss	Earnings	Total
Balance at December 31, 2020	53,277	$533	6,628	$(303,379)	$282,467	—	$1,594,708	$1,574,329
Comprehensive income	—	—	—	—	—	(120)	78,112	77,992
Common stock purchased for treasury	—	—	567	(56,348)	(7,000)	—	—	(63,348)
Restricted shares forfeited	—	—	—	—	—	—	—	—
Share-based compensation	180	1	56	(5,994)	3,018	—	—	(2,975)
Exercise of stock options	176	2	—	—	2,678	—	—	2,680
Balance at March 31, 2021	53,633	$536	7,251	$(365,721)	$281,163	$(120)	$1,672,820	$1,588,678

	Three Months Ended March 31, 2020
						Accumulated
					Additional	Other
	Common Stock		Treasury Stock		Paid-in	Comprehensive	Retained
	Shares	Par Value	Shares	Cost	Capital	Loss	Earnings	Total
Balance at December 31, 2019	53,054	$531	4,949	$(169,365)	$270,923	—	$1,341,344	$1,443,433
Cumulative effect from the adoption of accounting pronouncements, net of taxes of $1,168	—	—	—	—	—	—	(3,832)	(3,832)
Comprehensive income	—	—	—	—	—	—	71,385	71,385
Common stock purchased for treasury	—	—	787	(60,737)	—	—	—	(60,737)
Restricted shares forfeited	—	—	10	—	—	—	—	—
Share-based compensation	164	1	62	(4,969)	2,655	—	—	(2,313)
Exercise of stock options	3	—	—	—	72	—	—	72
Balance at March 31, 2020	53,221	$532	5,808	$(235,071)	$273,650	$—	$1,408,897	$1,448,008

The accompanying notes are an integral part of these consolidated financial statements.

GRAND CANYON EDUCATION, INC.

Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended
	March 31,
(In thousands)	2021	2020
Cash flows provided by operating activities:
Net income	$78,112	$71,385
Adjustments to reconcile net income to net cash provided by operating activities:
Share-based compensation	3,019	2,656
Depreciation and amortization	5,426	4,989
Amortization of intangible assets	2,105	2,105
Deferred income taxes	1,776	1,688
Other, including fixed asset impairments	65	289
Changes in assets and liabilities:
Accounts receivable and interest receivable from university partners	(29,601)	(28,451)
Other assets	(6,166)	(6,742)
Right-of-use assets and lease liabilities	165	544
Accounts payable	971	3,957
Accrued liabilities	10,714	5,972
Income taxes receivable/payable	16,305	19,174
Deferred revenue	6,936	8,153
Net cash provided by operating activities	89,827	85,719
Cash flows used in investing activities:
Capital expenditures	(8,911)	(6,085)
Additions of amortizable content	(90)	(56)
Purchases of investments	(31,337)	—
Proceeds from sale or maturity of investments	5,519	4,263
Net cash used in investing activities	(34,819)	(1,878)
Cash flows used in financing activities:
Principal payments on notes payable	(8,286)	(8,286)
Repurchase of common shares including shares withheld in lieu of income taxes	(69,342)	(65,706)
Net proceeds from exercise of stock options	2,680	72
Net cash used in financing activities	(74,948)	(73,920)
Net increase (decrease) in cash and cash equivalents and restricted cash	(19,940)	9,921
Cash and cash equivalents and restricted cash, beginning of period	245,769	122,572
Cash and cash equivalents and restricted cash, end of period	$225,829	$132,493
Supplemental disclosure of cash flow information
Cash paid for interest	$895	$1,546
Cash paid for income taxes	$230	$250
Supplemental disclosure of non-cash investing and financing activities
Purchases of property and equipment included in accounts payable	$876	$899
Allowance for credit losses of $5,000, net of taxes of $1,168 from adoption of ASU 2016-13	$—	$3,832
ROU Asset and Liability recognition	$1,586	$6,775

The accompanying notes are an integral part of these consolidated financial statements.

Grand Canyon Education, Inc.

Notes to Consolidated Financial Statements

(In thousands, except per share data)

1. Nature of Business

Grand Canyon Education, Inc. (together with its subsidiaries, the “Company” or “GCE”) is a publicly traded education services company dedicated to serving colleges and universities. GCE has developed significant technological solutions, infrastructure and operational processes to provide services to these institutions on a large scale. GCE’s most significant university partner is Grand Canyon University (“GCU”), an Arizona non-profit corporation, a comprehensive regionally accredited university that offers graduate and undergraduate degree programs, emphases and certificates across nine colleges both online, on ground at its campus in Phoenix, Arizona and at two off-campus classroom and laboratory sites.

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

As of March 31, 2021, GCE provides education services to 26 university partners across the United States.

2. Summary of Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. Intercompany transactions have been eliminated in consolidation.

Unaudited Interim Financial Information

The accompanying unaudited interim consolidated financial statements of the Company have been prepared in accordance with U.S. generally accepted accounting principles and pursuant to the rules and regulations of the United States Securities and Exchange Commission and the instructions to Form 10-Q and Article 10, consistent in all material respects with those applied in its financial statements included in its Annual Report on Form 10-K for the fiscal year ended December 31, 2020. They do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. Such interim financial information is unaudited but reflects all adjustments that in the opinion of management are necessary for the fair presentation of the interim periods presented. Interim results are not necessarily indicative of results for a full year. These consolidated financial statements should be read in conjunction with the Company’s audited financial statements and footnotes included in its Annual Report on Form 10-K for the fiscal year ended December 31, 2020 from which the December 31, 2020 balance sheet information was derived.

Investments

At March 31, 2021 and December 31, 2020, the Company considers its investments in corporate bonds, commercial paper, municipal securities, asset backed securities, municipal bonds, and collateralized mortgage obligations either as trading securities or available-for-sale securities based on the Company’s intent for the respective security. Trading securities are carried at fair value determined using Level 1 and Level 2 of the hierarchy of valuation inputs, with the use of quoted market prices and inputs other than quoted prices that are observable for the assets. Available-for-sale securities are carried at fair value, determined using Level 2 of the hierarchy of valuation inputs, with the use of inputs other than quoted prices that are observable for the assets, with unrealized gains and losses, net of tax,

Grand Canyon Education, Inc.

Notes to Consolidated Financial Statements

(In thousands, except per share data)

reported as a separate component of other comprehensive income. Unrealized losses considered to be other-than-temporary are recognized currently in earnings. Amortization of premiums, accretion of discounts, interest and dividend income and realized gains and losses are included in interest and other income.

Arrangements with GCU

On July 1, 2018, the Company consummated an Asset Purchase Agreement (the “Asset Purchase Agreement”) with GCU. In conjunction with the Asset Purchase Agreement, we received a secured note from GCU as consideration for the transferred assets (the “Transferred Assets”) in the initial principal amount of $870,097 (the “Secured Note”). The Secured Note contains customary commercial credit terms, including affirmative and negative covenants applicable to GCU, and provides that the Secured Note bears interest at an annual rate of 6.0%, has a maturity date of June 30, 2025, and is secured by all of the assets of GCU. The Secured Note provides for GCU to make interest only payments during the term, with all principal and accrued and unpaid interest due at maturity and also provides that we may loan additional amounts to GCU to fund approved capital expenditures during the first three years of the term. As of March 31, 2021, the Company had loaned $99,815 to GCU, net of repayments. In connection with the closing of the Asset Purchase Agreement, the Company and GCU entered into a long-term master services agreement pursuant to which the Company provides identified technology and academic services, counseling services and support, marketing and communication services, and several back-office services to GCU in return for 60% of GCU’s tuition and fee revenue. Except for identified liabilities assumed by GCU, GCE retained responsibility for all liabilities of the business arising from pre-closing operations.

Internally Developed Software

The Company capitalizes certain costs related to internal-use software, primarily consisting of direct labor associated with creating the software. Software development projects generally include three stages: the preliminary project stage (all costs are expensed as incurred), the application development stage (certain costs are capitalized and certain costs are expensed as incurred) and the post-implementation or operation stage (all costs are expensed as incurred). Costs capitalized in the application development stage include costs of design, coding, integration, and testing of the software developed. Capitalization of costs requires judgment in determining when a project has reached the application development stage and the period over which we expect to benefit from the use of that software. Once the software is placed in service, these costs are amortized straight-line over the estimated useful life of the software, which is generally three years. These assets are a component of our property and equipment, net in our consolidated balance sheets.

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

Costs that are capitalized include payroll and payroll-related costs for employees who are directly associated and spend time producing content and payments to faculty and subject matter experts involved in the process.  The Company starts capitalizing content costs when it begins to develop or to convert a particular course, resources have been assigned and a timeline has been set. The content asset is placed in service when all work is complete and the curriculum could be used for instruction. Capitalized content development assets are included in other assets in our consolidated balance sheets. The Company has concluded that the most appropriate method to amortize the deferred content assets is on a straight-line basis over the estimated life of the course, which is generally four years which

Grand Canyon Education, Inc.

Notes to Consolidated Financial Statements

(In thousands, except per share data)

corresponds with course’s review and major revision cycle. As of March 31, 2021 and December 31, 2020, $1,166 and $1,198, respectively, net of amortization, of deferred content assets are included in other assets, long-term in the Company’s consolidated balance sheets and amortization is included in technical and academic services where the costs originated.

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

Goodwill and Amortizable Intangible Assets

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

Acquisition

On January 22, 2019, GCE acquired Orbis Education for $361,184 (inclusive of closing date adjustments and net of cash acquired). The Acquisition was accounted for in accordance with the acquisition method of accounting. Under this method the cost of the target is allocated to the identifiable assets acquired and liabilities assumed based on their estimated fair values at the date of acquisition. The estimated fair values of current assets and liabilities were based upon their historical costs on the date of acquisition due to their short-term nature. The majority of property and equipment were also estimated based upon historical costs as they approximated fair value. Identified intangible assets of $210,280 consisted primarily of university partner relationships that were valued at $210,000. The fair value of university partner relationships was determined using the multiple-period excess earnings method. The fair value of the assets acquired, less the liabilities assumed, exceeded the purchase price by $157,825 which was recorded as goodwill.

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

Fair Value of Financial Instruments

The carrying value of cash and cash equivalents, accounts receivable, accounts payable, accrued compensation and benefits and accrued liabilities expenses approximate their fair value based on the liquidity or the short-term maturities of these instruments. As of March 31, 2021 and December 31, 2020 the fair value of the Company’s Secured Note was $1,045,591 and $1,049,458, respectively. As of March 31, 2021 and December 31, 2020 the carrying value of Secured Note receivable for both periods was $964,912. The carrying value of notes payable approximates fair value as it is based on variable rate index.

The fair value of investments was determined using Level 1 and Level 2 of the hierarchy of valuation inputs, with the use of inputs other than quoted prices that are observable for the assets. The unit of account used for valuation is the individual underlying security.  The basis for fair value measurements for each level is described below, with Level 1 having the highest priority.

-Level 1 – inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities.

-Level 2 – inputs are quoted prices for similar instruments in active markets; quoted prices for identical or similar instruments in non-active markets; and model-derived valuations whose inputs are observable or whose significant valuation drivers are observable.

Investments are comprised of corporate bonds, commercial paper, municipal securities, asset backed securities, municipal bonds, and collateralized mortgage obligations.

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

The Company’s receivables represent unconditional rights to consideration from our Services Agreements with our university partners. Accounts receivable, net is stated at amortized cost, net of any allowance for credit losses and contains billed and unbilled revenue. The Company evaluates the need for an allowance for credit losses using relevant available information about expected credit losses, including information about historical credit losses, past events, current conditions, and other factors which may affect the collectability of receivables. There have been no amounts written off and no allowance for credit losses established as of March 31, 2021 given historical collection experience. The Company will continue to review and revise its allowance methodology based on its collection experience with its partners.

For our partners with unbilled revenue, revenue recognition occurs in advance of billings. Billings for some university partners do not occur until after the service period has commenced and final enrollment information is available. Our unbilled revenue of $10,132 and $294 as of March 31, 2021 and December 31, 2020, respectively, are included in accounts receivable in our consolidated balance sheets. Deferred revenue represents the excess of amounts received as compared to amounts recognized in revenue on our consolidated statements of income as of the end of the reporting period, and such amounts are reflected as a current liability on our consolidated balance sheets. We generally receive payments for our services billed within 30 days of invoice. These payments are recorded as deferred revenue until the services are delivered and revenue is recognized.

Grand Canyon Education, Inc.

Notes to Consolidated Financial Statements

(In thousands, except per share data)

Allowance for Credit Losses

The Company records its accounts receivable and Secured Note receivable at the net amount expected to be collected. Our accounts receivable are derived through education services provided to university partners. Our Secured Note receivable was derived through the sale of university related assets to our most significant university partner, GCU. The Company maintains an allowance for credit losses resulting from our university partners not making payments. The Company determines the adequacy of the allowance by periodically evaluating each university partners balance, considering their financial condition and credit history, and considering current and forecasted economic conditions. Since our transition to an education services company on July 1, 2018, and continued growth to 26 university partners, the Company has no credit losses with any of our university partners. In the first quarter of 2020, the Company adopted ASU 2016-13, Financial Instruments – Credit Losses: Measurement of Credit Losses on Financial Instruments using a modified retrospective approach. This model requires consideration of a broader range of reasonable and supportable information and requires the Company to estimate expected credit losses including a measure of the expected risk of credit loss even if that risk is remote over the lifetime of the asset. Upon adoption, the Company recorded a reserve of $5,000 on its long-term Secured Note receivable. The cumulative effect for the Company upon adoption of this new standard was $3,832, net of taxes of $1,168. Bad debt expense is recorded as a technology and academic services expense in the consolidated income statements. The Company will continue to actively monitor the impact of the COVID-19 pandemic on expected credit losses.

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

Concentration of Credit Risk

The Company believes the credit risk related to cash equivalents and investments is limited due to its adherence to an investment policy that requires investments to have a minimum BBB rating, depending on the type of security, by one major rating agency at the time of purchase. All of the Company’s cash equivalents and investments as of March 31, 2021 and December 31, 2020 consist of investments rated BBB or higher by at least one rating agency. Additionally, the Company utilizes more than one financial institution to conduct initial and ongoing credit analysis on its investment portfolio to monitor and lower the potential impact of market risk associated with its cash equivalents and investment portfolio. The Company is also subject to credit risk for its accounts receivable balance and its Secured Note. The Company has not experienced any losses on receivables since July 1, 2018, the date the Company transitioned to an educational service provider. To manage accounts receivable risk, the Company maintains an allowance for doubtful accounts, if needed. The Company monitors the credit risk exposure of the counterparty of the Secured Note to determine whether an adjustment to allowance for credit loss is necessary. A significant deterioration in the financial viability of our counterparty and corresponding decline in the fair value of the collateralized assets could impact the collectability risk of the Secured Note. Our dependence on our most significant university partner, which is also the counterparty to the Secured Note, with 87.4% and 87.9% of total service revenue for the three-month periods ended March 31, 2021 and 2020, respectively, subjects us to the risk that declines in our customer’s operations would result in a sustained reduction in service revenue and interest income on the Secured Note for the Company.

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

Grand Canyon Education, Inc.

Notes to Consolidated Financial Statements

(In thousands, except per share data)

Accounting Pronouncements Adopted in 2021

In December 2019, the FASB issued ASU No. 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes. This ASU is intended to simplify various aspects related to accounting for income taxes by removing certain exceptions to the general principles in Topic 740 and clarifying certain aspects of the current guidance to promote consistency among reporting entities. ASU 2019-12 is effective for annual periods beginning after December 15, 2020 and interim periods within those annual periods, with early adoption permitted. Accordingly, the standard was adopted by the Company as of January 1, 2021. Most amendments within this ASU are required to be applied on a prospective basis, while certain amendments must be applied on a retrospective or modified retrospective basis. The adoption of this guidance did not have a material impact on the Company’s financial condition, results of operations or statements of cash flows.

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

3. Investments

At March 31, 2021 and December 31, 2020, the Company had investments of $8,015 and $10,840, respectively, classified as trading. The trading investments are held in municipal and corporate securities as of March 31, 2021 and December 31, 2020 and are due in one year or less as of March 31, 2021. The cash flows of municipal securities are backed by the issuing municipality’s credit-worthiness.

At March 31, 2021, the Company had available-for-sale investments of $28,428, comprised of the following:

	As of March 31, 2021
		Gross	Gross	Estimated
	Adjusted	Unrealized	Unrealized	Fair
	Cost	Gains	(Losses)	Value
Corporate bonds	$19,228	$9	$(158)	$19,079
Commercial paper	5,991	—	(3)	5,988
Municipal securities	1,433		(1)	1,432
Asset backed securities	1,931		(2)	1,929
Total investments	$28,583	$9	$(164)	$28,428

For the three months ended March 31, 2021, the net unrealized gains or (losses) were $120, net of taxes. Available-for-sale debt securities are carried at fair value on the consolidated balance sheets. The Company estimates

Grand Canyon Education, Inc.

Notes to Consolidated Financial Statements

(In thousands, except per share data)

the lifetime expected credit losses for all available-for sale debt securities in an unrealized loss position. If our assessment indicates that an expected credit loss exists, we determine the portion of the unrealized loss attributable to credit deterioration and record a reserve for the expected credit loss in the allowance for credit losses in technology and academic services in our consolidated income statements. As of March 31, 2021, there were no credit losses for our available-for-sale debt securities.

Available-for-sale securities maturing as of December 31:
2021 (Remainder of year)	9,153
2022	2,302
2023	4,041
2024	3,338
2025	1,019
Thereafter	8,575
Total	28,428

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

	Three Months Ended
	March 31,
	2021	2020
Denominator:
Basic weighted average shares outstanding	46,084	47,455
Effect of dilutive stock options and restricted stock	216	309
Diluted weighted average shares outstanding	46,300	47,764

Diluted weighted average shares outstanding excludes the incremental effect of unvested restricted stock and shares that would be issued upon the assumed exercise of stock options in accordance with the treasury stock method. For the three month periods ended March 31, 2021 and 2020, approximately 1 and 284, respectively, of the Company’s restricted stock awards outstanding were excluded from the calculation of diluted earnings per share as their inclusion would have been anti-dilutive. These restricted stock awards could be dilutive in the future.

5. Allowance for Credit Losses

	Balance at			Balance at
	Beginning of	Charged to	Deductions/	End of
	Period (1)	Expense	Transfers (2)	Period
Allowance for credit losses
Three months ended March 31, 2021	$5,000	—	—	$5,000
Three months ended March 31, 2020	$5,000	—	—	$5,000

Grand Canyon Education, Inc.

Notes to Consolidated Financial Statements

(In thousands, except per share data)

(1)	Amount represents the cumulative effect of the adoption of ASU No. 2016-13 on the Secured Note.
(2)	Deductions represent accounts written off, net of recoveries.

6. Property and Equipment

Property and equipment consist of the following:

	March 31,	December 31,
	2021	2020
Land	$5,579	$5,579
Land improvements	2,242	2,242
Buildings	51,399	51,399
Buildings and leasehold improvements	16,670	14,352
Computer equipment	102,891	100,575
Furniture, fixtures and equipment	15,912	15,439
Internally developed software	47,222	46,981
Construction in progress	8,267	5,043
	250,182	241,610
Less accumulated depreciation and amortization	(118,253)	(112,953)
Property and equipment, net	$131,929	$128,657

7. Amortizable Intangible Assets

Amortizable intangible assets consist of the following as of:

	March 31, 2021
	Estimated	Gross		Net
	Average Useful	Carrying	Accumulated	Carrying
	Life (in years)	Amount	Amortization	Amount
University partner relationships	25	$210,000	(18,467)	$191,533
Trade names	1	280	(280)	—
Total amortizable intangible assets, net		$210,280	(18,747)	$191,533

Amortization expense for university partner relationships and trade names for the years ending December 31:

Remainder of 2021	$6,314
2022	8,419
2023	8,419
2024	8,419
2025	8,419
Thereafter	151,543
$191,533

8. Leases

The Company has operating leases for classroom site locations, office space, office equipment, and optical fiber communication lines. These leases have terms that range from 10 months to 10 years. At lease inception, we determine the lease term by assuming no exercises of renewal options, due to the Company’s constantly changing geographical needs for its university partners. Leases with an initial term of 12 months or less are not recorded in the consolidated balance sheets and we recognize lease expense for these leases on a straight-line basis over the lease term. The

Grand Canyon Education, Inc.

Notes to Consolidated Financial Statements

(In thousands, except per share data)

Company had operating lease costs of $2,435 and $1,441 for the three-month periods ended March 31, 2021 and 2020, respectively.

As of March 31, 2021, the Company had no non-cancelable operating lease commitments that had not yet commenced. The Company’s weighted-average remaining lease term relating to its operating leases is 8.36 years, with a weighted-average discount rate of 3.21%. As of March 31, 2021, the Company had no financing leases.

Future payment obligations with respect to the Company’s operating leases, which were existing at March 31, 2021, by year and in the aggregate, are as follows:

Year Ending December 31,	Amount
Remainder of 2021	$7,092
2022	8,992
2023	8,469
2024	7,967
2025	7,645
Thereafter	31,106
Total lease payments	$71,271
Less interest	8,688
Present value of lease liabilities	$62,583

9. Notes Payable and Other Noncurrent Liabilities

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

The Company entered into a further amendment for the credit facility on October 31, 2019. This amendment increased the revolving commitment by $68,750 to $150,000, while reducing the term loan by the same $68,750 to $150,625. The Company concluded that this amendment is considered a loan modification. The amended and restated credit agreement contains standard covenants that, among other things, restrict the Company’s ability to incur additional debt or make certain investments, and require the Company to achieve certain financial ratios and maintain certain financial conditions. The Company’s obligations under the credit facility are secured by its assets, including all rights,

Grand Canyon Education, Inc.

Notes to Consolidated Financial Statements

(In thousands, except per share data)

benefits and payments under the Secured Note and the Master Services Agreement. As of March 31, 2021, the Company is in compliance with its debt covenants.

	As of March 31,	As of December 31,
	2021	2020
Notes Payable
Note payable, quarterly payment of $8,368 starting December 31, 2019; interest at 30-Day LIBOR plus 2.00% (2.12% at March 31, 2021) through January 22, 2024	$99,488	$107,774
Revolving line of credit; interest at 30-Day LIBOR plus 2.0% (2.12% at March 31, 2021)	—	—
	99,488	107,774
Less: Current portion	33,144	33,144
	$66,344	$74,630

Payments due under the notes payable obligations are as follows as of December 31:

Remainder of 2021	$24,858
2022	33,144
2023	33,145
2024	8,341
2025	—
Total	$99,488

10. Commitments and Contingencies

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

Grand Canyon Education, Inc.

Notes to Consolidated Financial Statements

(In thousands, except per share data)

11. Share-Based Compensation

Incentive Plan

The Company makes equity incentive grants pursuant to our 2017 Equity Incentive Plan (the “2017 Plan”) under which a maximum of 3,000 shares may be granted. As of March 31, 2021, 1,418 shares were available for grants under the 2017 Plan.

Restricted Stock

During the three months ended March 31, 2021, the Company granted 180 shares of common stock with a service vesting condition to certain of its executives, officers and employees. The restricted shares have voting rights and vest in five annual installments of 20%, with the first installment vesting in March of the calendar year following the date of grant (the “first vesting date”) and subsequent installments vesting on each of the four anniversaries of the first vesting date. Upon vesting, shares will be withheld in lieu of taxes equivalent to the minimum statutory tax withholding required to be paid when the restricted stock vests. During the three months ended March 31, 2021, the Company withheld 56 shares of common stock in lieu of taxes at a cost of $5,994 on the restricted stock vesting dates. A summary of the activity related to restricted stock granted under the Company’s Incentive Plan since December 31, 2020 is as follows:

		Weighted Average
	Total	Grant Date
	Shares	Fair Value per Share
Outstanding as of December 31, 2020	419	$83.43
Granted	180	$85.97
Vested	(141)	$74.41
Forfeited, canceled or expired	—	$—
Outstanding as of March 31, 2021	458	$87.20

Stock Options

During the three months ended March 31, 2021, no options were granted. A summary of the activity since December 31, 2020 related to stock options granted under the Company’s Incentive Plan is as follows:

Summary of Stock Options Outstanding
		Weighted	Weighted
		Average	Average
		Exercise	Remaining	Aggregate
	Total	Price per	Contractual	Intrinsic
	Shares	Share	Term (Years)	Value ($)
Outstanding as of December 31, 2020	176	$15.34
Granted	—	$—
Exercised	(176)	$15.34
Forfeited, canceled or expired	—	$—
Outstanding as of March 31, 2021	—	$—	—	$—
Exercisable as of March 31, 2021	—	$—	—	$—

Grand Canyon Education, Inc.

Notes to Consolidated Financial Statements

(In thousands, except per share data)

Share-based Compensation Expense

The table below outlines share-based compensation expense for the three months ended March 31, 2021 and 2020 related to restricted stock granted:

	2021	2020
Technology and academic services	$606	$518
Counseling services and support	1,488	1,330
Marketing and communication	30	25
General and administrative	895	783
Share-based compensation expense included in operating expenses	3,019	2,656
Tax effect of share-based compensation	(755)	(664)
Share-based compensation expense, net of tax	$2,264	$1,992

12. Treasury Stock

In January 2021, the Board of Directors increased the authorization under its existing stock repurchase program by $100,000 reflecting an aggregate authorization for share repurchases since the initiation of our program of $500,000. The expiration date on the repurchase authorization is December 31, 2021. Repurchases occur at the Company’s discretion. Repurchases may be made in the open market or in privately negotiated transactions, pursuant to the applicable Securities and Exchange Commission rules. The amount and timing of future share repurchases, if any, will be made as market and business conditions warrant.

On March 10, 2021, the Company entered into an accelerated share repurchase (“ASR”) agreement with Morgan Stanley & Co. LLC (“Morgan Stanley”) to repurchase up to $35,000 of its outstanding shares of common stock as part of the Company’s share repurchase program. Under the ASR agreement, the Company received initial delivery of approximately 276 shares of common stock, representing approximately 80% of the number of shares of common stock initially underlying the ASR agreement based on the closing price of the common stock of $101.49, on March 9, 2021. The total number of shares that the Company will repurchase under the ASR program will be based on the volume-weighted average price of the common stock during the term of the ASR agreement, less a discount, and subject to potential adjustments pursuant to the terms and conditions of the ASR agreement. The final settlement of the share repurchases under the ASR agreement was completed on May 4, 2021 with additional delivery of 46 shares of common stock. The ASR agreement resulted in a total of 322 shares repurchased at an average cost of $108.76.

During the three months ended March 31, 2021 the Company repurchased 567 shares of common stock, which includes shares received under the ASR on March 10, 2021, at an aggregate cost of $56,348. At March 31, 2021, there remained $191,924 available under its current share repurchase authorization. Shares repurchased in lieu of taxes are not included in the repurchase plan totals as they were approved in conjunction with the restricted share awards.

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the financial statements and related notes that appear elsewhere in this report.

Forward-Looking Statements

This Quarterly Report on Form 10-Q, including Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations, contains certain “forward-looking statements” within the meaning of Section 27A of Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements include, without limitation: statements regarding proposed new programs; statements as to whether regulatory developments or other matters may or may not have a material adverse effect on our financial position, results of operations, or liquidity; statements concerning projections, predictions, expectations, estimates, or forecasts as to our business, financial and operational results, and future economic performance; and statements of management’s goals and objectives and other similar expressions concerning matters that are not historical facts. Words such as “may,” “should,” “could,” “would,” “predicts,” “potential,” “continue,” “expects,” “anticipates,” “future,” “intends,” “plans,” “believes,” “estimates” and similar expressions, the negative of these expressions, as well as statements in future tense, identify forward-looking statements. You can also identify forward-looking statements by discussions of strategy, plans or intentions of management.

Forward-looking statements should not be read as a guarantee of future performance or results and will not necessarily be accurate indications of the times at, or by, which such performance or results will be achieved. Forward-looking statements are based on information available at the time those statements are made or management’s good faith belief as of that time with respect to future events, and are subject to risks and uncertainties that could cause actual performance or results to differ materially from those expressed in or suggested by the forward-looking statements. Currently, one of the most significant factors that could cause actual outcomes to differ materially from our forward-looking statements is the continuing potential adverse effects of the COVID-19 pandemic, and federal, state and/or local regulatory guidelines and private business actions to control it, on the global economy and the financial markets, the higher education industry in which we operate, our university partners, and, ultimately, on our financial condition, operating results and cash flows. The extent to which the COVID-19 pandemic will continue to impact us and our university partners will depend on future developments, including the scope, severity and duration of the pandemic, and the resulting economic impacts and potential changes in behavior, among others, all of which are highly uncertain and cannot be predicted with confidence. Important factors that could cause such differences, and which may be further heightened by the COVID-19 pandemic, include, but are not limited to:

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

Additional factors that could cause actual results to differ from those discussed in the forward-looking statements include, but are not limited to, those described in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K (the “2020 Form 10-K”) for the fiscal year ended December 31, 2020, as updated in our subsequent reports filed with the Securities and Exchange Commission (“SEC”), including any updates found in Part II, Item 1A of this Quarterly Report on Form 10-Q or our other reports on Form 10-Q. You should not put undue reliance on any forward-looking statements. Forward-looking statements speak only as of the date the statements are made and we assume no obligation to update forward-looking statements to reflect actual results, changes in assumptions, or changes in other factors affecting forward-looking information, except to the extent required by applicable securities laws. If we do update one or more forward-looking statements, no inference should be drawn that we will make additional updates with respect to those or other forward-looking statements.

Explanatory Note

Grand Canyon Education, Inc. (together with its subsidiaries, the “Company” or “GCE”) is a publicly traded education services company dedicated to serving colleges and universities. GCE has developed significant technological solutions, infrastructure and operational processes to provide services to these institutions on a large scale. GCE’s most significant university partner is Grand Canyon University (“GCU”), a comprehensive regionally accredited university that offers graduate and undergraduate degree programs, emphases and certificates across nine colleges both online and on ground at its campus in Phoenix, Arizona, and at two off-campus classroom and laboratory sites.

In January 2019, GCE began providing education services to numerous university partners across the United States, through our wholly owned subsidiary, Orbis Education, which we acquired on January 22, 2019. In the healthcare field, GCE, together with Orbis Education, works in partnership with a growing number of top universities and healthcare networks across the country, offering healthcare-related academic programs at off-campus classroom and laboratory sites located near healthcare providers and developing high-quality, career-ready graduates who enter the workforce ready to meet the demands of the healthcare industry. As of March 31, 2021, GCE provides education services to 26 university partners across the United States.

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

GCE has a long-term master services agreement with GCU (the “Master Services Agreement”) pursuant to which GCE provides education services to GCU in return for 60% of GCU’s tuition and fee revenues, which includes fee revenues from room, board, and other ancillary businesses including a student-run golf course and hotel. GCU has four types of students: traditional ground university students, who attend class on its campus in Phoenix, Arizona and of which approximately 70% have historically lived on campus in university owned residence halls; professional studies students, who are working adult students who attend class one night a week on the Phoenix campus; online students who attend class fully online; and students who are studying in hybrid programs in which the ground component takes place at off-campus classroom and laboratory sites.

The COVID-19 outbreak, as well as measures taken to contain its spread, has impacted GCU’s students and its business in a number of ways. Beginning in March 2020, GCU’s programs for its professional studies students and its traditional ground university students were immediately converted to an online learning environment and residential students were strongly encouraged to move off campus. Summer 2020 semester classes were moved to an online environment as well and most students were given the choice of attending the Fall semester in person or completely online. Given GCE’s historical experience delivering online education services and the fact that all of GCU’s students and faculty use the university’s online learning management system for at least some of the coursework, the transition has been seamless and thus, the university has not incurred a significant decrease in tuition revenue or significant increase in costs associated with this transition. The following impacts from the COVID-19 pandemic, however, did serve to reduce GCU’s non-tuition revenue during 2020 and the Spring semester of 2021 and, consequently, the service revenues we earned under the Master Services Agreement:

●	Traditional ground university students who elected to move off campus near the end of the Spring 2020 semester received partial refunds for dormitory and meal payments, which reduced GCU’s revenue and thus the service revenues earned by GCE in the last nine days of March 2020 and the month of April 2020;

●	Ancillary businesses operated by GCU such as its hotel and merchandise shops were closed in late March 2020. Most of these businesses re-opened with scaled back operations in mid-September 2020, which reduced and will continue to reduce GCU’s revenues and thus the service revenues earned by GCE until these businesses are fully reopened;

●	Limited residential students remained on campus during the Summer 2020 semester, which reduced GCU’s dormitory and ancillary revenues and thus the service revenues earned by GCE;

●	GCU’s doctoral students are required to attend two residencies on the university’s campus and at its hotel in Phoenix, Arizona as part of their dissertation. On an annual basis approximately 3,000 learners attend the week-long residency, most of whom have historically attended in the Summer. Most of the residencies which were scheduled for the last week of March 2020 through the end of July 2020 were cancelled. The doctoral residencies scheduled for August 2020 through December 2020 were held at another location with lower than normal attendance. In the first quarter of 2021, doctoral residencies returned to the university’s campus and its hotel, although at lower than normal attendance. This has reduced and will continue to reduce GCU’s revenues including at its hotel, and thus reduced service revenues earned by GCE until residencies return to normal attendance;

●	GCU shifted its start date for the Fall semester for its traditional ground students from August 24, 2020 to September 8, 2020, which had the effect of moving tuition revenue for all GCU traditional students and certain ancillary revenue for residential students, from the third quarter of 2020 to the fourth quarter of 2020;

●	GCU shifted its move-in date for its residential students to the week of September 21, 2020, which reduced housing revenue and certain ancillary revenue for residential students by three weeks. In addition, approximately 4,900 of GCU’s traditional campus students elected to attend the Fall semester entirely in the online modality. Residential enrollment for the Fall of 2020 was approximately 11,500 whereas residential bed capacity is approximately 14,500. This reduction in residential students caused a reduction in GCU’s revenue and thus the service revenues earned by GCE; and

●	The first week of the Spring 2021 semester was completed in an online modality for GCU’s traditional students to provide greater flexibility for students returning to campus after the holidays. Face-to-face instruction for the semester commenced on January 11, 2021 and ended April 1, 2021 for approximately 80% of classes, followed by two weeks of online instruction. Approximately 3,500 traditional ground students elected to complete the Spring semester entirely in the online modality. These changes had the effect of reducing GCU’s dormitory and ancillary revenues in the Spring of 2021 and thus the service revenues earned by GCE.

GCU anticipates a higher number of residential students will remain on campus during the Summer semester of 2021 than in 2020 and that ancillary businesses operated by GCU such as its hotel and merchandise shops will be open. However, GCU anticipates that the revenue earned in dormitory and ancillary revenues will remain below pre-COVID levels and thus the service revenues earned by GCE will continue to be impacted.

The changes described above at GCU have impacted or will impact GCE’s service revenue under the Master Services Agreement. In addition, due to the limited operating expenses that we incur to deliver those services, there has been or will be a direct reduction in our operating profit and operating margin.

GCE also has long-term services agreements with numerous other university partners across the United States. The majority of these other university partners’ students are studying in the Accelerated Bachelor of Science in Nursing program which is offered in a 12-16 month format in three or four academic semesters. The Spring, Summer and Fall 2020 semesters were completed without interruption and each university partner has started its Spring 2021 semester. Some students who were scheduled to start their program in the Summer 2020 semester delayed their start until the Fall 2020 semester, which resulted in lower enrollments and revenues in the Summer 2020 semester than was planned. In a number of locations, the demand to start in the Fall 2020 semester was greater than initially planned but a number of our university or healthcare partners chose not to increase the Fall 2020 cohort size to compensate for the Summer 2020 start shortfall due to concerns about clinical availability. The Fall 2020 enrollment was only slightly lower than our original expectations as the Summer 2020 new start shortfall was offset by higher retention rates and slightly higher than expected Fall 2020 new starts.

No changes are currently anticipated with our other university partners related to the Summer 2021 semester that would have an impact on GCE’s service revenue, operating profit and operating margins. However, if one of our university partners closes an off-campus classroom and laboratory site prior to the end of the Summer 2021 semester, such an event would reduce the service revenues earned by GCE.

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

We estimate that the reduction in service revenue attributable to reduced tuition, fees and ancillary revenues of our university partners resulting from COVID-19 will be $1.2 million in the second quarter of 2021 with a comparable reduction in operating profit.

Critical Accounting Policies and Use of Estimates

Our critical accounting policies are disclosed in the 2020 Form 10-K for the fiscal year ended December 31, 2020. During the three months ended March 31, 2021, there have been no significant changes in our critical accounting policies.

Results of Operations

The following table sets forth certain income statement data as a percentage of net revenue for each of the periods indicated. Amortization of intangible assets has been excluded from the table below:

	Three Months Ended
	March 31,
	2021	2020
Costs and expenses
Technology and academic services	13.5%	11.9%
Counseling services and support	25.8	27.2
Marketing and communication	20.1	19.3
General and administrative	4.0	4.3

Three Months Ended March 31, 2021 Compared to Three Months Ended March 31, 2020

Service revenue. Our service revenue for the three months ended March 31, 2021 was $236.9 million, an increase of $15.2 million, or 6.9%, as compared to service revenue of $221.7 million for the three months ended March 31, 2020. The increase year over year in service revenue was primarily due to an increase in university partner enrollments between years of 7.2% partially offset by a decrease in revenue per student year over year. Partner enrollments totaled 115,390 at March 31, 2021 as compared to 107,591 at March 31, 2020. Enrollments at GCU grew to 111,055 at March 31, 2021, an increase of 7.2% over enrollments at March 31, 2020, while enrollments at our other university partners were 4,335, an increase of 8.4% over enrollments at March 31, 2020. The decrease in revenue per student is primarily due to the service revenue impact of the lower room, board, fee and ancillary revenues at GCU in 2021 and 2020 caused by COVID-19 (see - Impact of COVID-19 above). In addition, we generated slightly more revenues in 2020 as compared to the same period in 2021 due to 2020 being a Leap Year and thus providing an extra day of revenue in 2020 as compared to 2021 and we did not renew a contract with a university partner with two sites in the first quarter of 2021. This was partially offset by the fact that our services agreements with our other university partners generally generate a higher revenue per student than our agreement with GCU, as these agreements generally provide us with a higher revenue share percentage, the partners have higher tuition rates than GCU and the majority of their students are studying in the Accelerated Bachelor of Science in Nursing program so these students take more credits on average per semester. Additionally, we opened seven new off-campus classroom and laboratory sites in the second half of 2020 and one new site in the Spring of 2021. The eight new off-campus classroom and laboratory sites opened in the past twelve months, partially offset by the non-renewal of the contract with a university partner with two sites in the first quarter of 2021 increased the total number of these sites to 29 as compared to 23 at March 31, 2020.

Technology and academic services. Our technology and academic services expenses for the three months ended March 31, 2021 were $32.1 million, an increase of $5.8 million, or 22.0%, as compared to technology and academic services expenses of $26.3 million for the three months ended March 31, 2020. This increase was primarily due to increases in employee compensation and related expenses including share-based compensation, in occupancy and depreciation including lease expenses, and in technology and academic supply costs of $4.3 million, $1.4 million and $0.1 million, respectively. These increases were primarily due to increased headcount to support our 26 university partners, and their increased enrollment growth, tenure-based salary adjustments, an increase in benefit costs and the increased number of off-campus classroom and laboratory sites year over year. Our technology and academic services expenses as a percentage of net revenue increased 1.6% to 13.5% for the three months ended March 31, 2021, from 11.9% for the three months ended March 31, 2020 primarily due to the partnership agreements that have off-campus classroom and laboratory sites requiring a higher level of technology and academic services than our agreement with GCU and due to the revenue impacts caused by COVID-19 as we incur limited operating expenses to deliver those services. GCE has 29 off-campus classroom and laboratory sites open as of March 31, 2021 as compared to the 23 sites that were open as of March 31, 2020. Additionally, in the first quarter of 2021 we are incurring costs for five more locations that we anticipate will open in the last nine months of 2021.

Counseling services and support. Our counseling services and support expenses for the three months ended March 31, 2021 were $61.2 million, an increase of $1.0 million, or 1.7%, as compared to counseling services and support expenses of $60.2 million for the three months ended March 31, 2020. This increase was primarily attributable to increases in employee compensation and related expenses including share-based compensation of $2.8 million, partially offset by a decrease in other counseling services and support expenses of $1.8 million. The increases in employee compensation and related expenses were primarily due to increased headcount to support our university partners, and their increased enrollment growth, tenure-based salary adjustments, an increase in benefit costs and the increased number of off-campus classroom and laboratory sites open year over year. The decrease in other counseling services and support expenses is primarily the result of decreased travel costs to service our 26 university partners. All non-essential travel ceased when the COVID-19 national emergency was announced in mid-March 2020 and only a small amount of travel has occurred subsequent to that date. Our counseling services and support expenses as a percentage of net revenue decreased 1.4% to 25.8% for the three months ended March 31, 2021, from 27.2% for the three months ended March 31, 2020 primarily due to the reduced travel and other costs and our ability to leverage our other counseling services and support expense across an increasing revenue base partially offset by the revenue impacts caused by COVID-19 in 2020 as we incur limited operating expenses to deliver those services.

Marketing and communication. Our marketing and communication expenses for the three months ended March 31, 2021 were $47.7 million, an increase of $5.0 million, or 11.8%, as compared to marketing and communication expenses of $42.7 million for the three months ended March 31, 2020. This increase was primarily attributable to the increased cost to market our university partners’ programs and due to the marketing of new university partners and new locations which resulted in increased advertising of $4.7 million, increased employee compensation and related expenses including share-based compensation of $0.1 million and increased other communications expenses of $0.1 million. Our marketing and communication expenses as a percentage of net revenue increased by 0.8% to 20.1% for the three months ended March 31, 2021, from 19.3% for the three months ended March 31, 2020, primarily due to the increase in the number of new off-campus classroom and laboratory sites opened in the second half of 2020 and planned for opening in the first half of 2021 as compared to those opened in the same period in the prior year and due to the revenue impacts caused by COVID-19 as we incur limited operating expenses to deliver those services.

General and administrative. Our general and administrative expenses for both the three months ended March 31, 2021 and 2020 were $9.6 million as a $0.6 million increase in legal, audit and other professional fees was offset by a decrease in employee compensation and related expenses including share-based compensation of $0.3 million and a decrease in other general and administrative expenses of $0.3 million. The decrease in employee compensation and related expenses is primarily related to lower headcount at our office in Indiana as we have transitioned a number of back office functions to Arizona. Our decrease in other general and administrative expenses is primarily related to reduced travel costs. Our general and administrative expenses as a percentage of net revenue decreased by 0.3% to 4.0% for the three months ended March 31, 2021, from 4.3% for the three months ended March 31, 2020 due to the cost savings realized by consolidating certain back office functions, reduced travel costs and our ability to leverage our other general and administrative expenses across an increasing revenue base partially offset by the revenue impacts caused by COVID-19 as we incur limited operating expenses to deliver those services.

Amortization of intangible assets. Amortization of intangible assets for the three months ended March 31, 2021 and 2020 were $2.1 million for both periods. As a result of the acquisition of our wholly owned subsidiary, Orbis Education, certain identifiable intangible assets were created (primarily customer relationships) that will be amortized over their expected lives.

Interest income on Secured Note. Interest income on the secured note from GCU in the initial principal amount of $870.1 million (the “Secured Note”) for the three months ended March 31, 2021 was $14.5 million, a decrease of $0.2 million, or 1.1%, as compared to $14.7 million for the three months ended March 31, 2020. The Secured Note bears interest at 6% annually, and GCU makes monthly interest payments. The decrease over the prior year was primarily due to 2020 being a Leap Year with one additional day of interest.

Interest expense. Interest expense was $0.8 million for the three months ended March 31, 2021, a decrease of $0.7 million, as compared to interest expense of $1.5 million for the three months ended March 31, 2020. The decrease in interest expense was primarily due to a decline in the average credit facility outstanding balance between periods due to paydowns of the credit facility during the past twelve months and an average interest rate reduction of approximately 155 basis points from the first quarter of 2020 to the first quarter of 2021 partially offset by 2020 being a Leap Year with one additional day of interest.

Investment interest and other. Investment interest and other for the three months ended March 31, 2021 was $0.1 million, a decrease of $0.1 million, as compared to $0.2 million in the three months ended March 31, 2020. This decrease was primarily attributable to a decline in interest income on excess cash due to lower interest rates.

Income tax expense. Income tax expense for the three months ended March 31, 2021 was $20.0 million, a decrease of $2.8 million, or 12.3%, as compared to income tax expense of $22.8 million for the three months ended March 31, 2020. This decrease was the result of a decrease in our effective tax rate between periods partially offset by higher taxable income. Our effective tax rate was 20.4% during the first quarter of 2021 compared to 24.2% during the first quarter of 2020. In the first quarter of 2021, the effective tax rate was impacted by an increase in excess tax benefits, which increased to $4.4 million in the first quarter of 2021 as compared to $0.6 million in the same period in 2020 due to a higher stock price and higher stock option exercises in the first quarter of 2021. The inclusion of excess tax benefits and deficiencies as a component of our income tax expense will increase volatility within our provision for income taxes as the amount of excess tax benefits or deficiencies from share-based compensation awards are dependent on our stock price at the date the restricted awards vest, our stock price on the date an option is exercised, and the quantity of options exercised. Our restricted stock vests in March each year so the favorable benefit will primarily impact the first quarter each year.

Net income. Our net income for the three months ended March 31, 2021 was $78.1 million, an increase of $6.7 million, or 9.4%, as compared to $71.4 million for the three months ended March 31, 2020, due to the factors discussed above.

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

Liquidity and Capital Resources

Liquidity. Our unrestricted cash and cash equivalents and investments were $262.3 million at March 31, 2021. Our credit facility had an available line of credit of $150.0 million as of March 31, 2021.

Based on our current level of operations and anticipated growth, we believe that our cash flow from operations and other sources of liquidity, including cash and cash equivalents and our revolving line of credit, will provide adequate funds for ongoing operations, planned capital expenditures, and working capital requirements for at least the next 24 months.

Arrangements with GCU

In conjunction with the Asset Purchase Agreement with GCU, we received a Secured Note as consideration for the transferred assets (the “Transferred Assets”). The Secured Note contains customary commercial credit terms, including affirmative and negative covenants applicable to GCU, and provides that the Secured Note bears interest at an annual rate of 6.0%, has a maturity date of June 30, 2025, and is secured by all of the assets of GCU. The Secured Note provides for GCU to make interest only payments during the term, with all principal and accrued and unpaid interest due at maturity, and also provides that we may loan additional amounts to GCU to fund approved capital expenditures during the first three years of the term. As of March 31, 2021, the Company had loaned an additional $99,815 to GCU, net of repayments. We believe that GCU’s cash flows from operations are currently sufficient to fund all of its capital expenditures without additional loans from us although it is possible that GCU will continue to borrow from us for short term cash flow needs.

Share Repurchase Program

In January 2021, our Board of Directors increased the authorization under its existing stock repurchase program by $100.0 million reflecting an aggregate authorization for share repurchases since the initiation of the program of $500.0 million. The current expiration date on the repurchase authorization by our Board of Directors is December 31,

2021. Repurchases occur at the Company’s discretion and the Company may modify, suspend or discontinue the repurchase authorization at any time.

Under our share repurchase authorization, we may purchase shares in the open market or in privately negotiated transactions, pursuant to the applicable SEC rules. The amount and timing of future share repurchases, if any, will be made as market and business conditions warrant.

On March 10, 2021, the Company entered into an accelerated share repurchase (“ASR”) agreement with Morgan Stanley & Co. LLC (“Morgan Stanley”) to repurchase up to $35.0 million of its outstanding shares of common stock as part of the Company’s share repurchase program. Under the ASR agreement, the Company received initial delivery of approximately 275,889 shares of common stock, representing approximately 80% of the number of shares of common stock initially underlying the ASR agreement based on the closing price of the common stock of $101.49, on March 9, 2021. The total number of shares that the Company will repurchase under the ASR program will be based on the volume-weighted average price of the common stock during the term of the ASR agreement, less a discount, and subject to potential adjustments pursuant to the terms and conditions of the ASR agreement. The final settlement of the share repurchases under the ASR agreement was completed on May 4, 2021 with additional delivery of 45,914 shares of common stock. The ASR agreement resulted in a total of 321,803 shares repurchased at an average cost of $108.76.

During the three months ended March 31, 2021, 567,255 shares of common stock were repurchased by the Company, which includes the shares delivered on March 10, 2021 under the ASR agreement. At March 31, 2021, there remains $191.9 million available under our share repurchase authorization.

Cash Flows

Operating Activities. Net cash provided by operating activities for the three months ended March 31, 2021 was $89.8 million as compared to $85.7 million for the three months ended March 31, 2020. The increase in cash generated from operating activities between the three months ended March 31, 2020 and the three months ended March 31, 2021 was primarily due to an increase in net income between periods partially offset by changes in other working capital balances. We define working capital as the assets and liabilities, other than cash, generated through the Company’s primary operating activities. Changes in these balances are included in the changes in assets and liabilities presented in the consolidated statement of cash flows.

Investing Activities. Net cash used in investing activities was $34.8 million and $1.9 million for the three months ended March 31, 2021 and 2020, respectively. The net cash used in investing activities in the three months ended March 31, 2021 consisted of capital expenditures of $8.9 million and purchases of investments, net of proceeds from the sale of investments of $25.8 million. During the three months ended March 31, 2020, we paid $6.1 million for capital expenditures and received proceeds from investments of $4.3 million. During the three-month period for 2021 and 2020, capital expenditures primarily consisted of leasehold improvements and equipment for new university partner locations, as well as purchases of computer equipment, other internal use software projects and furniture and equipment to support our increasing employee headcount. The increase in capital expenditures between periods is primarily due to the increase in the number of sites opened. We invest approximately $1.5 million in leasehold improvements and equipment for each off-campus classroom and laboratory site. We opened seven new sites in the second half of 2020, one new site in the Spring of 2021 and currently plan to open five additional sites in the last nine months of 2021.

Financing Activities. Net cash used in financing activities was $74.9 million and $73.9 million for the three months ended March 31, 2021 and 2020, respectively. During the three months ended March 31, 2021, $6.0 million was used to purchase common shares withheld in lieu of income taxes resulting from the vesting of restricted share awards, $56.3 million was used to purchase treasury stock in accordance with the Company’s share repurchase program, and $7.0 million was paid to Morgan Stanley under our ASR agreement for shares that will be settled no later than May 7, 2021. Principal payments on notes payable and capital leases totaled $8.3 million, partially offset by proceeds from the exercise of stock options of $2.7 million. During the three months ended March 31, 2020, $5.0 million was used to purchase common shares withheld in lieu of income taxes resulting from the vesting of restricted share awards and $60.7 million was used to purchase treasury stock in accordance with the Company’s share repurchase program. Principal payments on notes payable and capital leases totaled $8.3 million, partially offset by proceeds from the exercise of stock options of $0.1 million.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have had or are reasonably likely to have a material current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources.

Item 3.   Quantitative and Qualitative Disclosures About Market Risk

Impact of inflation. We believe that inflation has not had a material impact on our results of operations for the three months ended March 31, 2021 or 2020. There can be no assurance that future inflation will not have an adverse impact on our operating results and financial condition.

Market risk. As of March 31, 2021, we have no derivative financial instruments or derivative commodity instruments. We invest cash in excess of current operating requirements in money market instruments and commercial paper at multiple financial institutions.

Interest rate risk. We manage interest rate risk by investing excess funds in cash equivalents, BBB or higher rated corporate bonds, commercial paper, municipal securities, asset backed securities, municipal bonds, and collateralized mortgage obligations bearing variable interest rates, which are tied to various market indices or individual bond coupon rates. Our future investment income may fall short of expectations due to changes in interest rates or we may suffer losses in principal if we are forced to sell securities before their maturity date that have declined in market value due to changes in interest rates. At March 31, 2021, a 10% increase or decrease in interest rates would not have a material impact on our future earnings, fair values, or cash flows. For information regarding our variable rate debt, see “Market risk” above.

Item 4.   Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective, as of March 31, 2021, in ensuring that material information relating to us required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in reports it files or submits under the Exchange Act is accumulated and communicated to management, including its principal executive officer or officers and principal financial officer or officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

PART II – OTHER INFORMATION

Item 1.   Legal Proceedings

None.

Item 1A. Risk Factors

There have been no material changes to the risk factors disclosed in the “Risk Factors” section of our Annual Report on Form 10-K for the year ended December 31, 2020.

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sales of Unregistered Securities

None.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

In January 2021, our Board of Directors increased the authorization under its existing stock repurchase program by $100.0 million reflecting an aggregate authorization for share repurchases since the initiation of the program of $500.0 million. The current expiration date on the repurchase authorization by our Board of Directors is December 31, 2021. Repurchases occur at the Company’s discretion and the Company may modify, suspend or discontinue the repurchase authorization at any time. Repurchases may be made in the open market or in privately negotiated transactions, pursuant to the applicable Securities and Exchange Commission rules. The amount and timing of future share repurchases, if any, will be made as market and business conditions warrant.

On March 10, 2021, the Company entered into an accelerated share repurchase (“ASR”) agreement with Morgan Stanley & Co. LLC (“Morgan Stanley”) to repurchase up to $35.0 million of its outstanding shares of common stock as part of the Company’s share repurchase program. Under the ASR agreement, the Company received initial delivery of approximately 275,889 shares of common stock, representing approximately 80% of the number of shares of common stock initially underlying the ASR agreement based on the closing price of the common stock of $101.49, on March 9, 2021. The total number of shares that the Company will repurchase under the ASR program will be based on the volume-weighted average price of the common stock during the term of the ASR agreement, less a discount, and subject to potential adjustments pursuant to the terms and conditions of the ASR agreement. The final settlement of the share repurchases under the ASR agreement was completed on May 4, 2021 with additional delivery of 45,914 shares of common stock. The ASR agreement resulted in a total of 321,803 shares repurchased at an average cost of $108.76.

During the three months ended March 31, 2021, 567,255 shares of common stock were repurchased by the Company, which includes the shares delivered from the ASR agreement on March 10, 2021. At March 31, 2021, there remains $191.9 million available under our share repurchase authorization.

The following table sets forth our share repurchases of common stock and our share repurchases in lieu of taxes, which are not included in the repurchase plan totals as they were approved in conjunction with the restricted share awards, during each period in the first quarter of fiscal 2021:

			Total Number of	Maximum Dollar
			Shares Purchased as	Value of Shares
		Average	Part of Publicly	That May Yet Be
	Total Number of	Price Paid	Announced	Purchased Under
Period	Shares Purchased	Per Share	Program	the Program
Share Repurchases
January 1, 2021 – January 31, 2021	112,121	$88.05	112,121	$238,400,000
February 1, 2021 – February 28, 2021	73,832	$101.10	73,832	$230,900,000
March 1, 2021 – March 31, 2021	381,302	$102.31	381,302	$191,900,000
Total	567,255	$99.33	567,255	$191,900,000
Tax Withholdings
January 1, 2021 – January 31, 2021	—	$—	—	$—
February 1, 2021 – February 28, 2021	—	$—	—	$—
March 1, 2021 – March 31, 2021	56,162	$106.72	—	$—
Total	56,162	$106.72	—	$—

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

101

The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2021, formatted in Inline XBRL: (i) Consolidated Income Statements, (ii) Consolidated Statements of Comprehensive Income, (iii) Consolidated Balance Sheets, (iv) Consolidated Statements of Stockholders’ Equity, (v) Consolidated Statements of Cash Flows, and (vi) Notes to Consolidated Financial Statements tagged as blocks of text and including detailed tags.

Filed herewith.

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2021, formatted in Inline XBRL (included as Exhibit 101).	Filed herewith.

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

GRAND CANYON EDUCATION, INC.

Date: May 5, 2021	By:	/s/ Daniel E. Bachus
Daniel E. Bachus
Chief Financial Officer
(Principal Financial Officer)