Form 10-Q
period 2021-06-30
Grand Canyon Education, Inc.
filed 2021-08-05
CIK 1434588

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

or

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

The total number of shares of common stock outstanding as of August 2, 2021, was 45,185,834.

GRAND CANYON EDUCATION, INC.

FORM 10-Q

PART I – FINANCIAL INFORMATION

Item 1.Financial Statements

GRAND CANYON EDUCATION, INC.

Consolidated Income Statements

(Unaudited)

	Three Months Ended			Six Months Ended
	June 30,			June 30,
(In thousands, except per share data)	2021		2020	2021	2020
Service revenue		$201,487	$185,768	$438,421	$407,423
Costs and expenses:
Technology and academic services		33,676	27,151	65,727	53,428
Counseling services and support		60,932	57,596	122,171	117,815
Marketing and communication		45,445	41,105	93,176	83,798
General and administrative		9,081	9,501	18,663	19,066
Amortization of intangible assets		2,105	2,105	4,210	4,210
Total costs and expenses		151,239	137,458	303,947	278,317
Operating income		50,248	48,310	134,474	129,106
Interest income on Secured Note		14,773	14,723	29,322	29,433
Interest expense		(763)	(1,073)	(1,562)	(2,619)
Investment interest and other		238	396	359	612
Income before income taxes		64,496	62,356	162,593	156,532
Income tax expense		15,035	15,346	35,020	38,137
Net income		$49,461	$47,010	$127,573	$118,395
Earnings per share:
Basic income per share	$	$ 1.09	$1.00	$2.78	$2.51
Diluted income per share		$1.09	$1.00	$2.78	$2.49
Basic weighted average shares outstanding		45,490	46,893	45,810	47,174
Diluted weighted average shares outstanding		45,582	47,151	45,964	47,457

The accompanying notes are an integral part of these consolidated financial statements.

GRAND CANYON EDUCATION, INC.

Consolidated Balance Sheets

	June 30,	December 31,
(In thousands, except par value)	2021	2020
	(Unaudited)
ASSETS:
Current assets
Cash and cash equivalents	$69,448	$245,769
Investments	44,415	10,840
Accounts receivable, net	19,888	62,189
Interest receivable on Secured Note	—	5,011
Income tax receivable	1,330	1,294
Other current assets	11,989	8,639
Total current assets	147,070	333,742
Property and equipment, net	133,003	128,657
Right-of-use assets	59,303	61,020
Secured Note receivable, net	1,154,912	964,912
Amortizable intangible assets, net	189,428	193,638
Goodwill	160,766	160,766
Other assets	2,485	1,844
Total assets	$1,846,967	$1,844,579
LIABILITIES AND STOCKHOLDERS’ EQUITY:
Current liabilities
Accounts payable	$22,452	$16,583
Accrued compensation and benefits	36,210	34,248
Accrued liabilities	24,963	21,945
Income taxes payable	54	5,405
Deferred revenue	9,760	—
Current portion of lease liability	7,423	7,393
Current portion of notes payable	68,145	33,144
Total current liabilities	169,007	118,718
Deferred income taxes, noncurrent	22,069	20,288
Other long term liability	50	3
Lease liability, less current portion	55,101	56,611
Notes payable, less current portion	58,057	74,630
Total liabilities	304,284	270,250
Commitments and contingencies
Stockholders’ equity
Preferred stock, $0.01 par value, 10,000 shares authorized; 0 shares issued and outstanding at June 30, 2021 and December 31, 2020	—	—
Common stock, $0.01 par value, 100,000 shares authorized; 53,637 and 53,277 shares issued and 45,396 and 46,649 shares outstanding at June 30, 2021 and December 31, 2020, respectively	536	533
Treasury stock, at cost, 8,241 and 6,628 shares of common stock at June 30, 2021 and December 31, 2020, respectively	(461,052)	(303,379)
Additional paid-in capital	281,103	282,467
Accumulated other comprehensive loss	(185)	—
Retained earnings	1,722,281	1,594,708
Total stockholders’ equity	1,542,683	1,574,329
Total liabilities and stockholders’ equity	$1,846,967	$1,844,579

The accompanying notes are an integral part of these consolidated financial statements.

GRAND CANYON EDUCATION, INC.

Consolidated Statement of Other Comprehensive Income

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands)	2021	2020	2021	2020
Net income	$49,461	$47,010	$127,573	$118,395
Other comprehensive income, net of tax:
Unrealized losses on available-for-sale securities, net of taxes of $22 for the three months ended June 30, 2021 and $57 for the six months ended June 30, 2021	(65)	—	(185)	—
Comprehensive income	$49,396	$47,010	$127,388	$118,395

GRAND CANYON EDUCATION, INC.

Consolidated Statement of Stockholders’ Equity

(In thousands)

(Unaudited)

	Six Months Ended June 30, 2021
						Accumulated
					Additional	Other
	Common Stock		Treasury Stock		Paid-in	Comprehensive	Retained
	Shares	Par Value	Shares	Cost	Capital	Loss	Earnings	Total
Balance at December 31, 2020	53,277	$533	6,628	$(303,379)	$282,467	$—	$1,594,708	$1,574,329
Comprehensive income	—	—	—	—	—	(120)	78,112	77,992
Common stock purchased for treasury	—	—	567	(56,348)	(7,000)	—	—	(63,348)
Share-based compensation	180	1	56	(5,994)	3,018	—	—	(2,975)
Exercise of stock options	176	2	—	—	2,678	—	—	2,680
Balance at March 31, 2021	53,633	$536	7,251	$(365,721)	$281,163	$(120)	$1,672,820	$1,588,678
Comprehensive income	—	—	—	—	—	(65)	49,461	49,396
Common stock purchased for treasury	—	—	982	(95,331)	(3,000)	—	—	(98,331)
Restricted shares forfeited	—	—	8	—	—	—	—	—
Share-based compensation	4	—	—	—	2,940	—	—	2,940
Exercise of stock options	—	—	—	—	—	—	—	—
Balance at June 30, 2021	53,637	$536	8,241	$(461,052)	$281,103	$(185)	$1,722,281	$1,542,683

	Six Months Ended June 30, 2020
						Accumulated
					Additional	Other
	Common Stock		Treasury Stock		Paid-in	Comprehensive	Retained
	Shares	Par Value	Shares	Cost	Capital	Loss	Earnings	Total
Balance at December 31, 2019	53,054	$531	4,949	$(169,365)	$270,923	$—	$1,341,344	$1,443,433
Cumulative effect from the adoption of accounting pronouncements, net of taxes of $1,168	—	—	—	—	—	—	(3,832)	(3,832)
Comprehensive income	—	—	—	—	—	—	71,385	71,385
Common stock purchased for treasury	—	—	787	(60,737)	—	—	—	(60,737)
Restricted shares forfeited	—	—	10	—	—	—	—	—
Share-based compensation	164	1	62	(4,969)	2,655	—	—	(2,313)
Exercise of stock options	3	—	—	—	72	—	—	72
Balance at March 31, 2020	53,221	$532	5,808	$(235,071)	$273,650	$—	$1,408,897	$1,448,008
Comprehensive income	—	—	—	—	—	—	47,010	47,010
Common stock purchased for treasury	—	—	111	(8,311)	—	—	—	(8,311)
Share-based compensation	3	—	—	—	2,678	—	—	2,678
Exercise of stock options	1	—	—	—	2	—	—	2
Balance at June 30, 2020	53,225	$532	5,919	$(243,382)	$276,330	$—	$1,455,907	$1,489,387

The accompanying notes are an integral part of these consolidated financial statements.

GRAND CANYON EDUCATION, INC.

Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended
	June 30,
(In thousands)	2021	2020
Cash flows provided by operating activities:
Net income	$127,573	$118,395
Adjustments to reconcile net income to net cash provided by operating activities:
Share-based compensation	5,959	5,334
Depreciation and amortization	10,821	10,300
Amortization of intangible assets	4,210	4,210
Deferred income taxes	1,837	1,466
Other, including fixed asset impairments	302	111
Changes in assets and liabilities:
Accounts receivable and interest receivable from university partners	47,312	33,384
Other assets	(3,975)	(5,234)
Right-of-use assets and lease liabilities	237	1,079
Accounts payable	6,653	2,846
Accrued liabilities	5,027	9,266
Income taxes receivable/payable	(5,387)	32,206
Deferred revenue	9,760	7,689
Net cash provided by operating activities	210,329	221,052
Cash flows used in investing activities:
Capital expenditures	(15,757)	(12,229)
Additions of amortizable content	(271)	(147)
Funding to GCU	(190,000)	(75,000)
Purchases of investments	(51,223)	—
Proceeds from sale or maturity of investments	17,166	6,799
Net cash used in investing activities	(240,085)	(80,577)
Cash flows used in financing activities:
Principal payments on notes payable	(16,572)	(16,572)
Net borrowings from revolving line of credit	35,000	—
Repurchase of common shares including shares withheld in lieu of income taxes	(167,673)	(74,017)
Net proceeds from exercise of stock options	2,680	74
Net cash used in financing activities	(146,565)	(90,515)
Net (decrease) increase in cash and cash equivalents and restricted cash	(176,321)	49,960
Cash and cash equivalents and restricted cash, beginning of period	245,769	122,572
Cash and cash equivalents and restricted cash, end of period	$69,448	$172,532
Supplemental disclosure of cash flow information
Cash paid for interest	$1,658	$2,619
Cash paid for income taxes	$37,132	$1,850
Supplemental disclosure of non-cash investing and financing activities
Purchases of property and equipment included in accounts payable	$422	$2,689
Allowance for credit losses of $5,000, net of taxes of $1,168 from adoption of ASU 2016-13	$—	$3,832
ROU Asset and Liability recognition	$1,717	$15,510

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

As of June 30, 2021, GCE provides education services to 27 university partners across the United States.

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

Investments

At June 30, 2021 and December 31, 2020, the Company considers its investments in corporate bonds, commercial paper, municipal securities, asset backed securities, municipal bonds, and collateralized mortgage obligations either as trading securities or available-for-sale securities based on the Company’s intent for the respective security. Trading securities are carried at fair value determined using Level 1 and Level 2 of the hierarchy of valuation inputs, with the use of quoted market prices and inputs other than quoted prices that are observable for the assets. Available-for-sale securities are carried at fair value, determined using Level 2 of the hierarchy of valuation inputs, with the use of inputs other than quoted prices that are observable for the assets, with unrealized gains and losses, net of tax,

Grand Canyon Education, Inc.

Notes to Consolidated Financial Statements

(In thousands, except per share data)

reported as a separate component of other comprehensive income. Unrealized losses considered to be other-than-temporary are recognized currently in earnings. Amortization of premiums, accretion of discounts, interest and dividend income and realized gains and losses are included in interest and other income.

Arrangements with GCU

On July 1, 2018, the Company consummated an Asset Purchase Agreement (the “Asset Purchase Agreement”) with GCU. In conjunction with the Asset Purchase Agreement, we received a secured note from GCU as consideration for the transferred assets (the “Transferred Assets”) in the initial principal amount of $870,097 (the “Secured Note”). The Secured Note contains customary commercial credit terms, including affirmative and negative covenants applicable to GCU, and provides that the Secured Note bears interest at an annual rate of 6.0%, has a maturity date of June 30, 2025, and is secured by all of the assets of GCU. The Secured Note provides for GCU to make interest only payments during the term, with all principal and accrued and unpaid interest due at maturity and also provides that we may loan additional amounts to GCU to fund approved capital expenditures. As of June 30, 2021, the Company had loaned $289,815 to GCU, net of repayments, including $190,000 in June 2021. The $190,000 that was borrowed in June 2021 was repaid in July 2021. In connection with the closing of the Asset Purchase Agreement, the Company and GCU entered into a long-term master services agreement pursuant to which the Company provides identified technology and academic services, counseling services and support, marketing and communication services, and several back-office services to GCU in return for 60% of GCU’s tuition and fee revenue. Except for identified liabilities assumed by GCU, GCE retained responsibility for all liabilities of the business arising from pre-closing operations.

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

Costs that are capitalized include payroll and payroll-related costs for employees who are directly associated and spend time producing content and payments to faculty and subject matter experts involved in the process.  The Company starts capitalizing content costs when it begins to develop or to convert a particular course, resources have been assigned and a timeline has been set. The content asset is placed in service when all work is complete and the curriculum could be used for instruction. Capitalized content development assets are included in other assets in our consolidated balance sheets. The Company has concluded that the most appropriate method to amortize the deferred content assets is on a straight-line basis over the estimated life of the course, which is generally four years which

Grand Canyon Education, Inc.

Notes to Consolidated Financial Statements

(In thousands, except per share data)

corresponds with course’s review and major revision cycle. As of June 30, 2021 and December 31, 2020, $1,214 and $1,198, respectively, net of amortization, of deferred content assets are included in other assets, long-term in the Company’s consolidated balance sheets and amortization is included in technical and academic services where the costs originated.

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

Goodwill and Amortizable Intangible Assets

Goodwill represents the excess of the purchase price of an acquired business over the amount assigned to the tangible and intangible assets acquired and liabilities assumed. Goodwill is assessed at least annually for impairment during the fourth quarter, or more frequently if circumstances indicate potential impairment. Goodwill is allocated to our reporting unit at the education services segment, which is the same as the entity as a whole (entity level reporting unit). The Company has concluded there is one operating segment and one reporting unit for goodwill impairment consideration. The Financial Accounting Standards Board (“FASB”) has issued guidance that permits an entity to first assess qualitative factors to determine whether it is necessary to perform the quantitative goodwill impairment test. The Company reviews goodwill at least annually or more frequently if an event occurs or circumstances change that would more likely than not reduce the fair value of the reporting unit below its carrying amount.

Finite-lived intangible assets that are acquired in a business combination are recorded at fair value on their acquisition dates and are amortized on a straight-line basis over the estimated useful life of the intangible asset. Finite-lived intangible assets consist of university partner relationships and trade names. The Company reviews its finite-lived intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an intangible asset may not be recoverable. There were no indicators that the carrying amount of the finite-lived intangible assets were impaired as of June 30, 2021. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to undiscounted future net cash flows expected to be generated by the assets. If such

Grand Canyon Education, Inc.

Notes to Consolidated Financial Statements

(In thousands, except per share data)

intangible assets are not recoverable, a potential impairment loss is recognized to the extent the carrying amounts of the assets exceeds the fair value of the assets.

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

Fair Value of Financial Instruments

The carrying value of cash and cash equivalents, accounts receivable, accounts payable, accrued compensation and benefits and accrued liabilities expenses approximate their fair value based on the liquidity or the short-term maturities of these instruments. As of June 30, 2021 and December 31, 2020 the fair value of the Company’s Secured Note was $1,231,524 and $1,049,458, respectively. As of June 30, 2021 and December 31, 2020 the carrying value of Secured Note receivable was $1,154,912 and $964,912, respectively. The carrying value of notes payable approximates fair value as it is based on variable rate index.

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

The Company’s receivables represent unconditional rights to consideration from our Services Agreements with our university partners. Accounts receivable, net is stated at amortized cost, net of any allowance for credit losses and contains billed and unbilled revenue. The Company evaluates the need for an allowance for credit losses using relevant available information about expected credit losses, including information about historical credit losses, past events, current conditions, and other factors which may affect the collectability of receivables. There have been no amounts written off and no allowance for credit losses established as of June 30, 2021 given historical collection experience. The Company will continue to review and revise its allowance methodology based on its collection experience with its partners.

For our partners with unbilled revenue, revenue recognition occurs in advance of billings. Billings for some university partners do not occur until after the service period has commenced and final enrollment information is available. Our unbilled revenue of $8,811 and $294 as of June 30, 2021 and December 31, 2020, respectively, are included in accounts receivable in our consolidated balance sheets. Deferred revenue represents the excess of amounts received as compared to amounts recognized in revenue on our consolidated statements of income as of the end of the reporting period, and such amounts are reflected as a current liability on our consolidated balance sheets. We generally receive payments for our services billed within 30 days of invoice. These payments are recorded as deferred revenue until the services are delivered and revenue is recognized.

Grand Canyon Education, Inc.

Notes to Consolidated Financial Statements

(In thousands, except per share data)

Allowance for Credit Losses

The Company records its accounts receivable and Secured Note receivable at the net amount expected to be collected. Our accounts receivable are derived through education services provided to university partners. Our Secured Note receivable was derived through the sale of university related assets to our most significant university partner, GCU. The Company maintains an allowance for credit losses resulting from our university partners not making payments. The Company determines the adequacy of the allowance by periodically evaluating each university partners balance, considering their financial condition and credit history, and considering current and forecasted economic conditions. Since our transition to an education services company on July 1, 2018, and continued growth to 27 university partners, the Company has no credit losses with any of our university partners. In the first quarter of 2020, the Company adopted ASU 2016-13, Financial Instruments – Credit Losses: Measurement of Credit Losses on Financial Instruments using a modified retrospective approach. This model requires consideration of a broader range of reasonable and supportable information and requires the Company to estimate expected credit losses including a measure of the expected risk of credit loss even if that risk is remote over the lifetime of the asset. Upon adoption, the Company recorded a reserve of $5,000 on its long-term Secured Note receivable. The cumulative effect for the Company upon adoption of this new standard was $3,832, net of taxes of $1,168. Bad debt expense is recorded as a technology and academic services expense in the consolidated income statements. The Company will continue to actively monitor the impact of the COVID-19 pandemic on expected credit losses.

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

Concentration of Credit Risk

The Company believes the credit risk related to cash equivalents and investments is limited due to its adherence to an investment policy that requires investments to have a minimum BBB rating, depending on the type of security, by one major rating agency at the time of purchase. All of the Company’s cash equivalents and investments as of June 30, 2021 and December 31, 2020 consist of investments rated BBB or higher by at least one rating agency. Additionally, the Company utilizes more than one financial institution to conduct initial and ongoing credit analysis on its investment portfolio to monitor and lower the potential impact of market risk associated with its cash equivalents and investment portfolio. The Company is also subject to credit risk for its accounts receivable balance and its Secured Note. The Company has not experienced any losses on receivables since July 1, 2018, the date the Company transitioned to an educational service provider. To manage accounts receivable risk, the Company maintains an allowance for doubtful accounts, if needed. The Company monitors the credit risk exposure of the counterparty of the Secured Note to determine whether an adjustment to allowance for credit loss is necessary. A significant deterioration in the financial viability of our counterparty and corresponding decline in the fair value of the collateralized assets could impact the collectability risk of the Secured Note. Our dependence on our most significant university partner, which is also the counterparty to the Secured Note, with 85.7% and 87.0% of total service revenue for the six-month periods ended June 30, 2021 and 2020, respectively, subjects us to the risk that declines in our customer’s operations would result in a sustained reduction in service revenue and interest income on the Secured Note for the Company.

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

3. Investments

At June 30, 2021 and December 31, 2020, the Company had investments of $3,006 and $10,840, respectively, classified as trading. The trading investments are held in municipal and corporate securities as of June 30, 2021 and December 31, 2020 and are due in one year or less as of June 30, 2021. The cash flows of municipal securities are backed by the issuing municipality’s credit-worthiness.

At June 30, 2021, the Company had available-for-sale investments of $41,409, comprised of the following:

	As of June 30, 2021
		Gross	Gross	Estimated
	Adjusted	Unrealized	Unrealized	Fair
	Cost	Gains	(Losses)	Value
Corporate bonds	$34,344	$41	$(281)	$34,104
Commercial paper	3,997	—	—	3,997
Municipal securities	2,108	—	—	2,108
Asset backed securities	1,202	—	(2)	1,200
Total investments	$41,651	$41	$(283)	$41,409

For the six months ended June 30, 2021, the net unrealized gains or (losses) were $185, net of taxes. Available-for-sale debt securities are carried at fair value on the consolidated balance sheets. The Company estimates the lifetime

Grand Canyon Education, Inc.

Notes to Consolidated Financial Statements

(In thousands, except per share data)

expected credit losses for all available-for sale debt securities in an unrealized loss position. If our assessment indicates that an expected credit loss exists, we determine the portion of the unrealized loss attributable to credit deterioration and record a reserve for the expected credit loss in the allowance for credit losses in technology and academic services in our consolidated income statements. As of June 30, 2021, there were no credit losses for our available-for-sale debt securities.

Available-for-sale securities maturing as of December 31:
2021 (Remainder of year)	$6,105
2022	3,674
2023	9,225
2024	10,724
2025	1,052
Thereafter	10,629
Total	$41,409

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Denominator:
Basic weighted average shares outstanding	45,490	46,893	45,810	47,174
Effect of dilutive stock options and restricted stock	92	258	154	283
Diluted weighted average shares outstanding	45,582	47,151	45,964	47,457

Diluted weighted average shares outstanding excludes the incremental effect of unvested restricted stock and shares that would be issued upon the assumed exercise of stock options in accordance with the treasury stock method. For the three month periods ended June 30, 2021 and 2020, approximately 1 and 81, respectively, and for the six month perioded ended June 30, 2021 and 2020, approximately 2 and 182, respectively, of the Company’s restricted stock awards outstanding were excluded from the calculation of diluted earnings per share as their inclusion would have been anti-dilutive. These restricted stock awards could be dilutive in the future.

5. Allowance for Credit Losses

Grand Canyon Education, Inc.

Notes to Consolidated Financial Statements

(In thousands, except per share data)

	Balance at			Balance at
	Beginning of	Charged to	Deductions/	End of
	Period (1)	Expense	Transfers (2)	Period
Allowance for credit losses
Six months ended June 30, 2021	$5,000	—	—	$5,000
Six months ended June 30, 2020	$5,000	—	—	$5,000

(1)	Amount represents the cumulative effect of the adoption of ASU No. 2016-13 on the Secured Note.
(2)	Deductions represent accounts written off, net of recoveries.

6. Property and Equipment

Property and equipment consist of the following:

	June 30,	December 31,
	2021	2020
Land	$5,579	$5,579
Land improvements	2,242	2,242
Buildings	51,399	51,399
Buildings and leasehold improvements	16,987	14,352
Computer equipment	101,224	100,575
Furniture, fixtures and equipment	16,609	15,439
Internally developed software	50,138	46,981
Construction in progress	9,062	5,043
	253,240	241,610
Less accumulated depreciation and amortization	(120,237)	(112,953)
Property and equipment, net	$133,003	$128,657

7. Amortizable Intangible Assets

Amortizable intangible assets consist of the following as of:

	June 30, 2021
	Estimated	Gross		Net
	Average Useful	Carrying	Accumulated	Carrying
	Life (in years)	Amount	Amortization	Amount
University partner relationships	25	$210,000	$(20,572)	$189,428
Trade names	1	280	(280)	—
Total amortizable intangible assets, net		$210,280	$(20,852)	$189,428

Amortization expense for university partner relationships and trade names for the years ending December 31:

Remainder of 2021	$4,209
2022	8,419
2023	8,419
2024	8,419
2025	8,419
Thereafter	151,543
$189,428

Grand Canyon Education, Inc.

Notes to Consolidated Financial Statements

(In thousands, except per share data)

8. Leases

The Company has operating leases for classroom site locations, office space, office equipment, and optical fiber communication lines. These leases have terms that range from 7 months to 9.7 years. At lease inception, we determine the lease term by assuming no exercises of renewal options, due to the Company’s constantly changing geographical needs for its university partners. Leases with an initial term of 12 months or less are not recorded in the consolidated balance sheets and we recognize lease expense for these leases on a straight-line basis over the lease term. The Company had operating lease costs of $4,862 and $3,055 for the six-month periods ended June 30, 2021 and 2020, respectively.

As of June 30, 2021, the Company had $4,183 of non-cancelable operating lease commitments for a classroom site location, that had not yet commenced. The Company’s weighted-average remaining lease term relating to its operating leases is 8.13 years, with a weighted-average discount rate of 3.17%. As of June 30, 2021, the Company had no financing leases.

Future payment obligations with respect to the Company’s operating leases, which were existing at June 30, 2021, by year and in the aggregate, are as follows:

Year Ending December 31,	Amount
Remainder of 2021	$4,556
2022	9,330
2023	8,851
2024	8,359
2025	8,047
Thereafter	31,727
Total lease payments	$70,870
Less interest	8,346
Present value of lease liabilities	$62,524

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

The Company entered into a further amendment for the credit facility on October 31, 2019. This amendment increased the revolving commitment by $68,750 to $150,000, while reducing the term loan by the same $68,750 to $150,625. The Company concluded that this amendment is considered a loan modification. The amended and restated credit agreement contains standard covenants that, among other things, restrict the Company’s ability to incur additional debt or make certain investments, and require the Company to achieve certain financial ratios and maintain certain financial conditions. The Company’s obligations under the credit facility are secured by its assets, including all rights,

Grand Canyon Education, Inc.

Notes to Consolidated Financial Statements

(In thousands, except per share data)

benefits and payments under the Secured Note and the Master Services Agreement. As of June 30, 2021, the Company is in compliance with its debt covenants and the note payable totals $92,049, excluding the contra liability of $847.

	As of June 30,	As of December 31,
	2021	2020
Notes Payable
Note payable, quarterly payment of $8,368 starting December 31, 2019; interest at 30-Day LIBOR plus 2.00% (2.09% at June 30, 2021) through January 22, 2024	$91,202	$107,774
Revolving line of credit; interest at Base Rate (4.0% at June 30, 2021)	35,000	—
	126,202	107,774
Less: Current portion	68,145	33,144
	$58,057	$74,630

Payments due under the notes payable obligations are as follows as of December 31:

Remainder of 2021	$16,572
2022	33,144
2023	33,145
2024	8,341
2025	—
Total	$91,202

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

Grand Canyon Education, Inc.

Notes to Consolidated Financial Statements

(In thousands, except per share data)

11. Share-Based Compensation

Incentive Plan

The Company makes equity incentive grants pursuant to our 2017 Equity Incentive Plan (the “2017 Plan”) under which a maximum of 3,000 shares may be granted. As of June 30, 2021, 1,414 shares were available for grants under the 2017 Plan.

Restricted Stock

During the six months ended June 30, 2021, the Company granted 180 shares of common stock with a service vesting condition to certain of its executives, officers and employees. The restricted shares have voting rights and vest in five annual installments of 20%, with the first installment vesting in March of the calendar year following the date of grant (the “first vesting date”) and subsequent installments vesting on each of the four anniversaries of the first vesting date. Upon vesting, shares will be withheld in lieu of taxes equivalent to the minimum statutory tax withholding required to be paid when the restricted stock vests. During the six months ended June 30, 2021, the Company withheld 56 shares of common stock in lieu of taxes at a cost of $5,994 on the restricted stock vesting dates. In June 2021, following the annual stockholders meeting, the Company granted 4 shares of common stock to the non-employee members of the Company’s Board of Directors. Included in this amount is an initial award of shares that was granted to a newly appointed non-employee director pursuant to the Company’s compensation program. The newly appointed non-employee director also received an annual grant of restricted shares. The restricted shares granted to these directors under the annual restricted shares grant have voting rights and vest on the earlier of (a) the one year anniversary of the date of grant or (b) immediately prior to the following year’s annual stockholders’ meeting. The initial award of shares that were granted to the newly appointed non-employee director have voting rights and vest on the one year anniversary of the date of grant. A summary of the activity related to restricted stock granted under the Company’s Incentive Plan since December 31, 2020 is as follows:

		Weighted Average
	Total	Grant Date
	Shares	Fair Value per Share
Outstanding as of December 31, 2020	419	$83.43
Granted	184	$86.05
Vested	(144)	$74.90
Forfeited, canceled or expired	(8)	$87.24
Outstanding as of June 30, 2021	451	$86.27

Grand Canyon Education, Inc.

Notes to Consolidated Financial Statements

(In thousands, except per share data)

Stock Options

During the six months ended June 30, 2021, no options were granted. A summary of the activity since December 31, 2020 related to stock options granted under the Company’s Incentive Plan is as follows:

Summary of Stock Options Outstanding
		Weighted	Weighted
		Average	Average
		Exercise	Remaining	Aggregate
	Total	Price per	Contractual	Intrinsic
	Shares	Share	Term (Years)	Value ($)
Outstanding as of December 31, 2020	176	$15.34
Granted	—	$—
Exercised	(176)	$15.34
Forfeited, canceled or expired	—	$—
Outstanding as of June 30, 2021	—	$—	—	$—
Exercisable as of June 30, 2021	—	$—	—	$—

Share-based Compensation Expense

The table below outlines share-based compensation expense for the six months ended June 30, 2021 and 2020 related to restricted stock granted:

	2021	2020
Technology and academic services	$1,158	$1,026
Counseling services and support	2,971	2,694
Marketing and communication	51	50
General and administrative	1,779	1,564
Share-based compensation expense included in operating expenses	5,959	5,334
Tax effect of share-based compensation	(1,490)	(1,334)
Share-based compensation expense, net of tax	$4,469	$4,000

12. Treasury Stock

In January 2021 and July 2021, the Board of Directors increased the authorization under its existing stock repurchase program by $100,000 and $970,000, respectively, reflecting an aggregate authorization for share repurchases since the initiation of our program of $1,470,000. The expiration date on the repurchase authorization is December 31, 2021. Repurchases occur at the Company’s discretion. Repurchases may be made in the open market or in privately negotiated transactions, pursuant to the applicable Securities and Exchange Commission rules. The amount and timing of future share repurchases, if any, will be made as market and business conditions warrant.

On March 10, 2021, the Company entered into an accelerated share repurchase (“ASR”) agreement with Morgan Stanley & Co. LLC (“Morgan Stanley”) to repurchase up to $35,000 of its outstanding shares of common stock as part of the Company’s share repurchase program. Under the ASR agreement, the Company received initial delivery of approximately 276 shares of common stock, representing approximately 80% of the number of shares of common stock initially underlying the ASR agreement based on the closing price of the common stock of $101.49, on March 9, 2021. At inception of the ASR agreement, the Company recognized the initial delivery of shares as treasury stock of $28,000, and recognized the remaining amount underlying the ASR agreement as a reduction of additional paid in capital of $7,000. The total number of shares that the Company repurchased under the ASR program was based on the volume-weighted average price of the common stock during the term of the ASR agreement, less a discount, and subject

Grand Canyon Education, Inc.

Notes to Consolidated Financial Statements

(In thousands, except per share data)

to potential adjustments pursuant to the terms and conditions of the ASR agreement. The final settlement of the share repurchases under the ASR agreement was completed on May 4, 2021 with additional delivery of 46 shares of common stock. At settlement of the ASR agreement, the Company recognized an increase to additional paid in capital and a decrease in treasury stock of $7,000 related to the remaining delivery of shares. The ASR agreement resulted in a total of 322 shares repurchased at an average cost of $108.76.

On May 14, 2021, the Company entered into an ASR agreement with Morgan Stanley to repurchase up to $50,000 of its outstanding shares of common stock as part of the Company’s share repurchase program. Under the ASR agreement, the Company received initial delivery on May 17, 2021 of approximately 418 shares of common stock, representing approximately 80% of the number of shares of common stock initially underlying the ASR agreement based on the closing price of the common stock of $95.63, on May 14, 2021. At inception of the ASR agreement, the Company recognized the initial delivery of shares as treasury stock of $40,000, and recognized the remaining amount underlying the ASR agreement as a reduction to additional paid in capital of $10,000. The total number of shares that the Company will repurchase under the ASR program will be based on the volume-weighted average price of the common stock during the term of the ASR agreement, less a discount, and subject to potential adjustments pursuant to the terms and conditions of the ASR agreement. The final settlement of the share repurchases under the ASR agreement will be completed no later than September 9, 2021.

During the six months ended June 30, 2021 the Company repurchased 1,549 shares of common stock, which includes shares received as of June 30, 2021 under the ASR on March 10, 2021 and shares received under the ASR on May 17, 2021, at an aggregate cost of $151,679. At June 30, 2021, there remained $96,592 available under its current share repurchase authorization (which authorization was increased to $1,066,592 in July 2021). Shares repurchased in lieu of taxes are not included in the repurchase plan totals as they were approved in conjunction with the restricted share awards.

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the financial statements and related notes that appear elsewhere in this report.

Forward-Looking Statements

This Quarterly Report on Form 10-Q, including Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations, contains certain “forward-looking statements” within the meaning of Section 27A of Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements include, without limitation: statements regarding proposed new programs; statements as to whether regulatory, economic, or business developments or other matters may or may not have a material adverse effect on our financial position, results of operations, or liquidity; statements concerning projections, predictions, expectations, estimates, or forecasts as to our business, financial and operational results, and future economic performance; and statements of management’s goals and objectives and other similar expressions concerning matters that are not historical facts. Words such as “may,” “should,” “could,” “would,” “predicts,” “potential,” “continue,” “expects,” “anticipates,” “future,” “intends,” “plans,” “believes,” “estimates” and similar expressions, the negative of these expressions, as well as statements in future tense, identify forward-looking statements. You can also identify forward-looking statements by discussions of strategy, plans or intentions of management.

Forward-looking statements should not be read as a guarantee of future performance or results and will not necessarily be accurate indications of the times at, or by, which such performance or results will be achieved. Forward-looking statements are based on information available at the time those statements are made or management’s good faith belief as of that time with respect to future events, and are subject to risks and uncertainties that could cause actual performance or results to differ materially from those expressed in or suggested by the forward-looking statements. Currently, one of the most significant factors that could cause actual outcomes to differ materially from our forward-looking statements is the continuing, and potential future, adverse effects of the COVID-19 pandemic, and federal, state and/or local regulatory guidelines and private business actions to control it, on the global economy and the financial markets, the higher education industry in which we operate, our university partners, and, ultimately, on our financial condition, operating results and cash flows. The extent to which the COVID-19 pandemic will continue to impact us and our university partners will depend on future developments, including the scope, severity and duration of the pandemic, and the resulting economic impacts and potential changes in behavior, among others, all of which are highly uncertain and cannot be predicted with confidence. Important factors that could cause our actual performance or results to differ materially from those expressed in or suggested by the forward-looking statements, and which may be further heightened by the COVID-19 pandemic, include, but are not limited to:

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

Additional factors that could cause actual results to differ from those discussed in the forward-looking statements include, but are not limited to, those described in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K (the “2020 Form 10-K”) filed with the Securities and Exchange Commission (“SEC”) for the fiscal year ended December 31, 2020, as updated in our subsequent reports filed with the SEC, including any updates found in Part II, Item 1A of this Quarterly Report on Form 10-Q or our other reports on Form 10-Q. You should not put undue reliance on any forward-looking statements. Forward-looking statements speak only as of the date the statements are made and we assume no obligation to update forward-looking statements to reflect actual results, changes in assumptions, or changes in other factors affecting forward-looking information, except to the extent required by applicable securities laws. If we do update one or more forward-looking statements, no inference should be drawn that we will make additional updates with respect to those or other forward-looking statements.

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

In January 2019, GCE began providing education services to numerous university partners across the United States, through our wholly owned subsidiary, Orbis Education, which we acquired on January 22, 2019. In the healthcare field, GCE, together with Orbis Education, works in partnership with a growing number of top universities and healthcare networks across the country, offering healthcare-related academic programs at off-campus classroom and laboratory sites located near healthcare providers and developing high-quality, career-ready graduates who enter the workforce ready to meet the demands of the healthcare industry. As of June 30, 2021, GCE provides education services to 27 university partners across the United States.

We plan to continue to add additional university partners and will roll out additional programs with both our existing partners and with new partners. We may engage with both new and existing university partners to offer healthcare programs, online only or hybrid programs, or, as is the case for our most significant partner, GCU, both healthcare and other programs. Therefore, we refer to all university partners as “GCE partners” or “our partners” and no longer differentiate between partners of GCE and partners of Orbis Education; we will, however, continue to disclose significant information for GCU, such as enrollments, due to its size in comparison to our other university partners.

SIGNIFICANT DEVELOPMENTS

Impact of COVID-19

Since March 2020, the world has been, and continues to be, impacted by the COVID-19 pandemic. This contagious outbreak, which has continued to spread, and the related adverse public health developments, including orders to shelter-in-place, travel restrictions and mandated non-essential business closures, have adversely affected workforces, organizations, customers, economies and financial markets globally. It has also disrupted the normal operations of many businesses, including ours, and that of our university partners.

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

The COVID-19 outbreak, as well as measures taken to contain its spread, has impacted GCU’s students and its business in a number of ways. Beginning in March 2020, GCU’s programs for its professional studies students and its traditional ground university students were immediately converted to an online learning environment and residential students were strongly encouraged to move off campus. Summer 2020 semester classes were moved to an online environment as well and most students were given the choice of attending the Fall 2020 semester in person or completely online. Given GCE’s historical experience delivering online education services and the fact that all of GCU’s students and faculty use the university’s online learning management system for at least some of the coursework, the transition was seamless and thus, the university did not incur a significant decrease in tuition revenue or significant increase in costs associated with this transition in March 2020. The following impacts from the COVID-19 pandemic, however, did serve to reduce GCU’s non-tuition revenue during 2020 and have or will reduce GCU’s revenue during 2021 and, consequently, the service revenues we earned under the Master Services Agreement:

●	Traditional ground university students who elected to move off campus near the end of the Spring 2020 semester received partial refunds for dormitory and meal payments, which reduced GCU’s revenue and thus the service revenues earned by GCE in the last nine days of March 2020 and the month of April 2020;

●	Ancillary businesses operated by GCU such as its hotel and merchandise shops were closed in late March 2020. Most of these businesses re-opened with scaled back operations in mid-September 2020, which reduced and will continue to reduce GCU’s revenues and thus the service revenues earned by GCE until these businesses are fully reopened;

●	Limited residential students remained on campus during the Summer 2020 semester, which reduced GCU’s dormitory and ancillary revenues and thus the service revenues earned by GCE in 2020. The number of residential students that remained on campus during the Summer 2021 semester, however, was higher than in the Summer of 2019;

●	GCU’s doctoral students are required to attend two residencies on the university’s campus and at its hotel in Phoenix, Arizona as part of their dissertation. On an annual basis approximately 3,000 learners attend the week-long residencies, most of whom have historically attended in the Summer. Most of the residencies which were scheduled for the last week of March 2020 through the end of July 2020 were cancelled, and the residencies scheduled for August 2020 through December 2020 were held at another location with lower than normal attendance. This reduced GCU’s revenues including at its hotel, and thus reduced service revenues earned by GCE until residencies returned to normal attendance. In the first quarter of 2021, doctoral residencies returned to the university’s campus and its hotel, although at lower than normal attendance rates; attendance at doctoral residencies in the second quarter of 2021 returned to 2019 levels;

●	GCU shifted its start date for the Fall 2020 semester for its traditional ground students from August 24, 2020 to September 8, 2020, which had the effect of shifting tuition revenue for all GCU traditional students and certain ancillary revenue for residential students, from the third quarter of 2020 to the fourth quarter of 2020. This later start date for the Fall semester has been retained in 2021 as the semester is scheduled to begin on September 7, 2021;

●	GCU shifted its move-in date for its residential students in the Fall 2020 semester to the week of September 21, 2020, which reduced housing revenue and certain ancillary revenue for residential students by three weeks. In addition, approximately 4,900 of GCU’s traditional campus students elected to attend the Fall 2020 semester entirely in the online modality. Residential enrollment for the Fall 2020 semester was approximately 11,500 whereas residential bed capacity is approximately 14,500. This reduction in residential students caused a reduction in GCU’s revenue and thus the service revenues earned by GCE. There are currently no plans to have a late move-in date for the Fall 2021 semester and the number of students currently scheduled to live on campus is at capacity;

●	The first week of the Spring 2021 semester was completed in an online modality for GCU’s traditional students to provide greater flexibility for students returning to campus after the holidays. Face-to-face instruction for the semester commenced on January 11, 2021 and ended April 1, 2021 for approximately 80% of classes, followed by two weeks of online instruction. Approximately 3,500 traditional ground students elected to complete the Spring 2021 semester entirely in the online modality. These changes had the effect of reducing GCU’s dormitory and ancillary revenues in the Spring of 2021 and thus the service revenues earned by GCE.

●	During the second quarter of 2020, GCU’s online enrollment growth accelerated significantly into the high single digits. The increased level of online enrollment at that time resulted from a combination of factors including an acceleration of new students starting programs, a higher than expected number of students returning to the university that had taken a break from their program (“re-enters”) and a lower than expected number of students deciding to drop out of or take a break from their program. We believe these trends were primarily caused by the shutdowns precipitated by the COVID-19 outbreak as greater numbers of working adults decided to return to school to finish undergraduate degree programs that they had previously started or to start new graduate degree programs during this time. These trends generally continued through the first quarter of 2021. Beginning in the second quarter of 2021, online enrollment growth rates as compared to the prior year period began to slow as both new enrollments and re-enters were down year over year, the numbers of students dropping out of school or taking periodic breaks in their program returned to historical levels and students completing their programs increased significantly on a year over year basis. We anticipate that some or all of these trends will continue through the rest of 2021 and thus the year over year online growth rate might continue to decline. We believe that as the year over year comparables return to historical levels and schools, hospitals and businesses fully reopen, our online enrollment growth rate will begin to re-accelerate.

●	Professional studies students have declined significantly since the onset of the COVID-19 outbreak. Professional studies students at that time were converted to the online learning environment; since then, most have completed their programs while no new cohorts have been started until very recently. Now that the university has approved the recruitment of new professional studies cohorts, we anticipate that the number of these students will begin to grow.

The changes described above at GCU have impacted or will impact GCE’s service revenue under the Master Services Agreement. In addition, due to the limited operating expenses that we incur to deliver those services, there has been or will be a direct reduction in our operating profit and operating margin.

GCE also has long-term services agreements with numerous other university partners across the United States. The majority of these other university partners’ students are studying in the Accelerated Bachelor of Science in Nursing program which is offered in a 12-16 month format in three or four academic semesters. The Spring, Summer and Fall 2020 and Spring 2021 semesters were completed without interruption and each university partner has started its Summer 2021 semester. Some students who were scheduled to start their programs in the Summer 2020 semester delayed their start until the Fall 2020 semester, which resulted in lower enrollments and revenues in the Summer 2020 semester than was planned. In a number of locations, the demand to start in the Fall 2020 semester was greater than initially planned but a number of our university or healthcare partners chose not to increase the Fall 2020 cohort size to compensate for the Summer 2020 start shortfall due to concerns about clinical availability. The Fall 2020 enrollment was only slightly lower than our original expectations as the Summer 2020 new start shortfall was offset by higher retention rates and slightly higher than expected Fall 2020 new starts.

No changes are currently anticipated with our other university partners related to the Fall 2021 semester that would have a material impact on GCE’s service revenue, operating profit and operating margins. However, if one of our university partners were to close an off-campus classroom and laboratory site prior to the end of the Fall 2021 semester, or take some other action that adversely impacted program enrollment, such an event would reduce the service revenues earned by GCE.

The COVID-19 outbreak also presents operational challenges to GCE as a large percentage of our workforce is currently working remotely and is expected to continue doing so for the foreseeable future. This degree of remote working could increase risks in the areas of internal control, cyber security and the use of remote technology, and thereby result in interruptions or disruptions in normal operational processes.

It is not possible for us to completely predict the duration or magnitude of the adverse results of the COVID-19 pandemic and its effects on our business, results of operations or financial condition at this time, but such effects may be material in future quarters.

Critical Accounting Policies and Use of Estimates

Our critical accounting policies are disclosed in the 2020 Form 10-K for the fiscal year ended December 31, 2020. During the six months ended June 30, 2021, there were no significant changes in our critical accounting policies.

Results of Operations

The following table sets forth certain income statement data as a percentage of net revenue for each of the periods indicated. Amortization of intangible assets has been excluded from the table below:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Costs and expenses
Technology and academic services	16.7%	14.6%	15.0%	13.1%
Counseling services and support	30.2	31.0	27.9	28.9
Marketing and communication	22.6	22.1	21.3	20.6
General and administrative	4.5	5.1	4.3	4.7

Three Months Ended June 30, 2021 Compared to Three Months Ended June 30, 2020

Service revenue. Our service revenue for the three months ended June 30, 2021 was $201.5 million, an increase of $15.7 million, or 8.5%, as compared to service revenue of $185.8 million for the three months ended June 30, 2020. The increase year over year in service revenue was primarily due to year over year increases in university partner enrollments of 3.5% and in revenue per student. Partner enrollments totaled 101,808 at June 30, 2021 as compared to 98,326 at June 30, 2020. University partner enrollments at our off-campus classroom and laboratory sites were 4,210, an increase of 13.2% over enrollments at June 30, 2020, which includes 176 GCU students at June 30, 2021. Enrollments at GCU grew to 97,774 at June 30, 2021, an increase of 3.3% over enrollments at June 30, 2020. GCU enrollment declines between March 31 and June 30 of each year as ground enrollment at GCU at June 30 of each year only includes traditional-aged students taking Summer school classes, which is a small percentage of GCU’s traditional-aged student body. The Spring semester for GCU’s traditional-aged student body ends near the end of April each year. GCU also had a decline in the year over year growth rate of its online students between March 31, 2021 to June 30, 2021 (see – Impact of COVID-19 above). The increase in revenue per student is primarily due to the service revenue impact of the increased room, board, fee and other ancillary revenues at GCU in the second quarter of 2021 as compared to the prior year period (see - Impact of COVID-19 above) and the growth in the enrollment for students at off-campus classroom and laboratory sites. These increases were partially offset by a one-day shift in timing for the Spring campus semester resulting in one day moving into the first quarter of 2021 from the second quarter of 2021. Service revenue per student for off-campus classroom and laboratory sites generates a significantly higher revenue per student than we earn under our agreement with GCU, as these agreements generally provide us with a higher revenue share percentage, the partners have higher tuition rates than GCU and the majority of their students are studying in the Accelerated Bachelor of Science in Nursing program and take more credits on average per semester. The ten new off-campus classroom and laboratory sites opened in the past twelve months, partially offset by the non-renewal of the contract with a university partner with two sites in the first quarter of 2021 increased the total number of these sites to 31 as compared to 23 at June 30, 2020.

Technology and academic services. Our technology and academic services expenses for the three months ended June 30, 2021 were $33.7 million, an increase of $6.5 million, or 24.0%, as compared to technology and academic services expenses of $27.2 million for the three months ended June 30, 2020. This increase was primarily due to increases in employee compensation and related expenses including share-based compensation, in occupancy and depreciation including lease expenses, and in technology and academic supply costs of $4.6 million, $1.4 million and $0.5 million, respectively. These increases were primarily due to increased headcount to support our 27 university partners, and their increased enrollment growth, tenure-based salary adjustments, an increase in benefit costs and the increased number of off-campus classroom and laboratory sites year over year. Our technology and academic services expenses as a percentage of net revenue increased 2.1% to 16.7% for the three months ended June 30, 2021, from 14.6% for the three months ended June 30, 2020. This increase was primarily due to partnership agreements with university partners that have off-campus classroom and laboratory sites requiring a higher level of technology and academic services than our agreement with GCU partially offset by the increased Spring and Summer 2021 semester ancillary revenues at GCU. GCE has 31 off-campus classroom and laboratory sites open as of June 30, 2021 as compared to the

23 sites that were open as of June 30, 2020. Additionally, in the second quarter of 2021 we incurred costs for a number of locations that we anticipate will open in the next 15 months.

Counseling services and support. Our counseling services and support expenses for the three months ended June 30, 2021 were $60.9 million, an increase of $3.3 million, or 5.8%, as compared to counseling services and support expenses of $57.6 million for the three months ended June 30, 2020. This increase was primarily attributable to increases in employee compensation and related expenses including share-based compensation and increases in other counseling services and support expenses of $1.8 million and $1.7 million, respectively, partially offset by a slight decrease in occupancy and depreciation expenses of $0.2 million. The increases in employee compensation and related expenses were primarily due to increased headcount to support our university partners, and their increased enrollment growth, tenure-based salary adjustments, an increase in benefit costs and the increased number of off-campus classroom and laboratory sites open year over year. The increase in other counseling services and support expenses is primarily the result of increased travel costs to service our 27 university partners as compared to the COVID-19 impacted second quarter of 2020, during which all non-essential travel ceased. Occupancy and depreciation costs declined slightly as a large percentage of our workforce continues to work remotely. Our counseling services and support expenses as a percentage of net revenue decreased 0.8% to 30.2% for the three months ended June 30, 2021, from 31.0% for the three months ended June 30, 2020 primarily due to our ability to leverage our counseling services and support expense across an increasing revenue base and the increased Spring and Summer 2021 semester ancillary revenues at GCU.

Marketing and communication. Our marketing and communication expenses for the three months ended June 30, 2021 were $45.4 million, an increase of $4.3 million, or 10.6%, as compared to marketing and communication expenses of $41.1 million for the three months ended June 30, 2020. This increase was primarily attributable to the increased cost to market our university partners’ programs and to the marketing of new university partners and new locations which resulted in increased advertising of $3.9 million, increased other communications expenses of $0.3 million and increased employee compensation, including share-based compensation, and related expenses of $0.1 million. Our marketing and communication expenses as a percentage of net revenue increased by 0.5% to 22.6% for the three months ended June 30, 2021, from 22.1% for the three months ended June 30, 2020, primarily due to the increase in the number of new off-campus classroom and laboratory sites opened since June 30, 2020 and sites planned to open in the next 15 months, partially offset by our ability to leverage our marketing and communication expenses across an increasing revenue base and the increased Spring and Summer 2021 semester ancillary revenues at GCU.

General and administrative. Our general and administrative expenses for the three months ended June 30, 2021 were $9.1 million, a decrease of $0.4 million, or 4.4%, as compared to general and administrative expenses of $9.5 million for the three months ended June 30, 2020. This decrease was primarily attributable to a decrease in employee compensation, including share-based compensation, and related expenses of $0.4 million and a decrease in other general and administrative expenses of $0.3 million, partially offset by an in increase in professional fees of $0.3 million. The decrease in employee compensation and related expenses is primarily related to lower headcount at our office in Indiana as we have transitioned a number of back office functions to Arizona. Our decrease in other general and administrative expenses is primarily related to reduced travel costs. Our general and administrative expenses as a percentage of net revenue decreased by 0.6% to 4.5% for the three months ended June 30, 2021, from 5.1% for the three months ended June 30, 2020 due to the cost savings realized by consolidating certain back office functions, reduced travel costs, our ability to leverage our other general and administrative expenses across an increasing revenue base and the increased Spring and Summer 2021 semester ancillary revenues at GCU.

Amortization of intangible assets. Amortization of intangible assets for the three months ended June 30, 2021 and 2020 were $2.1 million for both periods. As a result of the acquisition of our wholly owned subsidiary, Orbis Education, certain identifiable intangible assets were created (primarily customer relationships) that will be amortized over their expected lives.

Interest income on Secured Note. Interest income on the Secured Note from GCU in the initial principal amount of $870.1 million (the “Secured Note”) for the three months ended June 30, 2021 was $14.8 million, an increase of $0.1 million, as compared to $14.7 million for the three months ended June 30, 2020. The Secured Note bears interest at 6% annually, and GCU makes monthly interest payments.

Interest expense. Interest expense was $0.8 million for the three months ended June 30, 2021, a decrease of $0.3 million, as compared to interest expense of $1.1 million for the three months ended June 30, 2020. The decrease in interest expense was primarily due to a decline in the average credit facility outstanding balance between periods due to paydowns of the credit facility during the past twelve months and an average interest rate reduction of approximately 42 basis points from the second quarter of 2020 to the second quarter of 2021.

Investment interest and other. Investment interest and other for the three months ended June 30, 2021 was $0.2 million, a decrease of $0.2 million, as compared to $0.4 million in the three months ended June 30, 2020. This decrease was primarily attributable to a decline in interest income on excess cash due to lower interest rates.

Income tax expense. Income tax expense for the three months ended June 30, 2021 was $15.0 million, a decrease of $0.3 million, or 2.0%, as compared to income tax expense of $15.3 million for the three months ended June 30, 2020. This decrease was the result of a decrease in our effective tax rate between periods partially offset by higher taxable income. The lower effective tax rate was primarily due to favorable adjustments as a result of the completion of several state audits. Our effective tax rate was 23.3% during the second quarter of 2021 compared to 24.6% during the second quarter of 2020.

Net income. Our net income for the three months ended June 30, 2021 was $49.5 million, an increase of $2.5 million, or 5.2%, as compared to $47.0 million for the three months ended June 30, 2020, due to the factors discussed above.

Six Months Ended June 30, 2021 Compared to Six Months Ended June 30, 2020

Service revenue. Our service revenue for the six months ended June 30, 2021 was $438.4 million, an increase of $31.0 million, or 7.6%, as compared to service revenue of $407.4 million for the six months ended June 30, 2020. The increase year over year in service revenue was primarily due to year over year increases in university partner enrollments and in revenue per student. Partner enrollments totaled 101,808 at June 30, 2021 as compared to 98,326 at June 30, 2020. University partner enrollments at our off-campus classroom and laboratory sites were 4,210, an increase of 13.2% over enrollments at June 30, 2020, which includes 176 GCU students at June 30, 2021. Enrollments at GCU grew to 97,774 at June 30, 2021, an increase of 3.3% over enrollments at June 30, 2020. GCU enrollment declines between March 31 and June 30 of each year as ground enrollment at GCU at June 30 of each year only includes traditional-aged students taking Summer school classes, which is a small percentage of GCU’s traditional-aged student body and professional studies students. The Spring semester for GCU’s traditional-aged student body ends near the end of April each year. GCU also had a decline in the year over year growth rate of its online students between March 31, 2021 to June 30, 2021 (see – Impact of COVID-19 above). The increase in revenue per student is primarily due to the service revenue impact of the increased room, board, fee and other ancillary revenues at GCU in the six months ended June 30, 2021 as compared to the six months ended June 30, 2020 (see - Impact of COVID-19 above) and the growth in the enrollment for students at off-campus classroom and laboratory sites. Service revenue per student for off-campus classroom and laboratory sites generates a significantly higher revenue per student than we earn under our agreement with GCU, as these agreements generally provide us with a higher revenue share percentage, the partners have higher tuition rates than GCU and the majority of their students are studying in the Accelerated Bachelor of Science in Nursing program and take more credits on average per semester. The ten new off-campus classroom and laboratory sites opened in the past twelve months, partially offset by the non-renewal of the contract with a university partner with two sites in the first quarter of 2021 increased the total number of these sites to 31 as compared to 23 at June 30, 2020. In addition, we generated slightly more revenues in 2020 as compared to the same period in 2021 due to 2020 being a Leap Year and thus providing an extra day of revenue in 2020 as compared to 2021.

Technology and academic services. Our technology and academic services expenses for the six months ended June 30, 2021 were $65.7 million, an increase of $12.3 million, or 23.0%, as compared to technology and academic services expenses of $53.4 million for the six months ended June 30, 2020. This increase was primarily due to increases in employee compensation and related expenses including share-based compensation, in occupancy and depreciation including lease expenses, and in technology and academic supply costs of $8.9 million, $2.8 million and $0.6 million, respectively. These increases were primarily due to increased headcount to support our 27 university partners, and their increased enrollment growth, tenure-based salary adjustments, an increase in benefit costs and the increased number of off-campus classroom and laboratory sites year over year. Our technology and academic services expenses as a percentage of net revenue increased 1.9% to 15.0% for the six months ended June 30, 2021, from 13.1% for the six months ended June 30, 2020. This increase was primarily due to partnership agreements with university partners that have off-campus classroom and laboratory sites requiring a higher level of technology and academic services than our agreement with GCU partially offset by increased Spring and Summer semester ancillary revenues at GCU. GCE has 31 off-campus classroom and laboratory sites open as of June 30, 2021 as compared to the 23 sites that were open as of June 30, 2020. Additionally, in the second quarter of 2021 we incurred costs for a number of locations that we anticipate will open in the next 15 months.

Counseling services and support. Our counseling services and support expenses for the six months ended June 30, 2021 were $122.2 million, an increase of $4.4 million, or 3.7%, as compared to counseling services and support expenses of $117.8 million for the six months ended June 30, 2020. This increase was primarily attributable to increases in employee compensation and related expenses including share-based compensation of $4.5 million, partially offset by a decrease in other counseling services and support expenses of $0.1 million. The increases in employee compensation and related expenses were primarily due to increased headcount to support our university partners, and their increased enrollment growth, tenure-based salary adjustments, an increase in benefit costs and the increased number of off-campus classroom and laboratory sites open year over year. The decrease in other counseling services and support expenses is primarily the result of decreased travel costs to service our 27 university partners. All non-essential travel ceased when the COVID-19 national emergency was announced in mid-March 2020. Travel costs remained low through the rest of 2020 and the first quarter of 2021 but returned to historical levels in the second quarter of 2021. Our counseling services and support expenses as a percentage of net revenue decreased 1.0% to 27.9% for the six months ended June 30, 2021, from 28.9% for the six months ended June 30, 2020 primarily due to our ability to leverage our counseling services and support expense across an increasing revenue base and the increased Spring and Summer 2021 semester ancillary revenues at GCU.

Marketing and communication. Our marketing and communication expenses for the six months ended June 30, 2021 were $93.2 million, an increase of $9.4 million, or 11.2%, as compared to marketing and communication expenses of $83.8 million for the six months ended June 30, 2020. This increase was primarily attributable to the increased cost to market our university partners’ programs and to the marketing of new university partners and new locations which resulted in increased advertising of $8.6 million, increased employee compensation, including share-based compensation, and related expenses of $0.3 million and increased other communications expenses of $0.5 million. Our marketing and communication expenses as a percentage of net revenue increased by 0.7% to 21.3% for the six months ended June 30, 2021, from 20.6% for the six months ended June 30, 2020, primarily due to the increase in the number of new off-campus classroom and laboratory sites opened since June 30, 2020 and sites planned for opening in the next 15 months partially offset by increased Spring and Summer 2021 semester ancillary revenues at GCU.

General and administrative. Our general and administrative expenses for the six months ended June 30, 2021 were $18.7 million, a decrease of $0.4 million, or 2.1%, as compared to general and administrative expenses of $19.1 million for the six months ended June 30, 2020. This decrease was primarily attributable to a decrease in employee compensation, including share-based compensation, and related expenses and a decrease in other general and administrative expenses of $0.6 million and $0.6 million, respectively, partially offset by an increase in professional fees of $0.8 million. The decrease in employee compensation and related expenses is primarily related to lower headcount at our office in Indiana as we have transitioned a number of back office functions to Arizona. Our decrease in other general and administrative expenses is primarily related to reduced travel costs. Our general and administrative expenses as a percentage of net revenue decreased by 0.4% to 4.3% for the six months ended June 30, 2021, from 4.7% for the six months ended June 30, 2020 due to the cost savings realized by consolidating certain back office functions, reduced travel costs, our ability to leverage our other general and administrative expenses across an increasing revenue base and the increased Spring and Summer 2021 semester ancillary revenues at GCU.

Amortization of intangible assets. Amortization of intangible assets for the six months ended June 30, 2021 and 2020 were $4.2 million for both periods. As a result of the acquisition of our wholly owned subsidiary, Orbis Education, certain identifiable intangible assets were created (primarily customer relationships) that will be amortized over their expected lives.

Interest income on Secured Note. Interest income on the Secured Note for the six months ended June 30, 2021 was $29.3 million, a decrease of $0.1 million, as compared to $29.4 million for the six months ended June 30, 2020. The Secured Note bears interest at 6% annually, and GCU makes monthly interest payments. The decrease from the prior year was primarily due to 2020 being a Leap Year with one additional day of interest.

Interest expense. Interest expense was $1.6 million for the six months ended June 30, 2021, a decrease of $1.0 million, as compared to interest expense of $2.6 million for the six months ended June 30, 2020. The decrease in interest expense was primarily due to a decline in the average credit facility outstanding balance between periods due to paydowns of the credit facility during the past twelve months and an average interest rate reduction of approximately 99 basis points from the first half of 2020 to the first half of 2021 partially offset by 2020 being a Leap Year with one additional day of interest.

Investment interest and other. Investment interest and other for the six months ended June 30, 2021 was $0.4 million, a decrease of $0.2 million, as compared to $0.6 million in the six months ended June 30, 2020. This decrease was primarily attributable to a decline in interest income on excess cash due to lower interest rates.

Income tax expense. Income tax expense for the six months ended June 30, 2021 was $35.0 million, a decrease of $3.1 million, or 8.2%, as compared to income tax expense of $38.1 million for the six months ended June 30, 2020. This decrease was the result of a decrease in our effective tax rate between periods. Our effective tax rate was 21.5% during the six months ended June 30, 2021 compared to 24.4% during the six months ended June 30, 2020. In the first half of 2021, the effective tax rate was impacted by an increase in excess tax benefits, which increased to $4.4 million in the six months ended June 30, 2021 as compared to $0.6 million in the same period in 2020 due to a higher stock price and higher stock option exercises in the first half of 2021. The inclusion of excess tax benefits and deficiencies as a component of our income tax expense will increase volatility within our provision for income taxes as the amount of excess tax benefits or deficiencies from share-based compensation awards are dependent on our stock price at the date the restricted awards vest, our stock price on the date an option is exercised, and the quantity of options exercised. Our restricted stock vests in March each year so the favorable benefit will primarily impact the first quarter each year. Also, the lower effective tax rate was impacted due to favorable adjustments as a result of the completion of several state audits.

Net income. Our net income for the six months ended June 30, 2021 was $127.6 million, an increase of $9.2 million, or 7.8%, as compared to $118.4 million for the six months ended June 30, 2020, due to the factors discussed above.

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

Liquidity and Capital Resources

Liquidity. Our unrestricted cash and cash equivalents and investments were $113.9 million at June 30, 2021. Our credit facility had an available line of credit of $115.0 million as of June 30, 2021.

Based on our current level of operations and anticipated growth, we believe that our cash flow from operations and other sources of liquidity, including cash and cash equivalents and our revolving line of credit, will provide adequate funds for ongoing operations, planned capital expenditures, and working capital requirements for at least the next 24 months.

Arrangements with GCU

In conjunction with the Asset Purchase Agreement with GCU, we received a Secured Note as consideration for the transferred assets (the “Transferred Assets”). The Secured Note contains customary commercial credit terms, including affirmative and negative covenants applicable to GCU, and provides that the Secured Note bears interest at an annual rate of 6.0%, has a maturity date of June 30, 2025, and is secured by all of the assets of GCU. The Secured Note provides for GCU to make interest only payments during the term, with all principal and accrued and unpaid interest due at maturity, and also provides that we may loan additional amounts to GCU to fund approved capital expenditures. GCU has been funding its capital expenditures using its own funds except that, in both June 2021 and 2020 GCU requested additional loan amounts that approximated its previous capital expenditures during those fiscal years. In both instances GCU repaid the amounts borrowed in the following month. As of June 30, 2021, the Company had loaned an additional $289,815 to GCU, net of repayments, including $190.0 million in June 2021. The $190.0 million borrowed in June 2021 was repaid in July 2021.

GCU has engaged a firm to assist it in refinancing the Secured Note. If GCU is successful in refinancing all or part of the Secured Note it would eliminate or reduce the interest income earned by us. It is currently our intention that the proceeds received on a refinancing would be used to repurchase our common stock, paydown our existing debt, or for other general corporate purposes. We can provide no assurance that GCU will be successful in refinancing the Secured Note.

GCU generally pays for the service fees and its interest due on the Secured Note for the month in arrears. However, GCU paid its June 2021 estimated service fee and interest due on the Secured Note at the end of June 2021, thereby reducing the Secured Note, net and interest receivable on the Secured Note on our consolidated balance sheet as of June 30, 2021. GCU also paid the June 2020 estimated service fee and interest due on the Secured Note receivable at the end of June 2020 so the impact on cash flows for the change in accounts receivable and interest receivable from university partners during the six months ended June 30, 2021 in comparison to the six months ended June 30, 2020 was not material. We believe that GCU’s cash flows from operations are currently sufficient to fund all of its capital expenditures without additional loans from us although it is possible that GCU will continue to borrow from us for short term cash flow needs.

Share Repurchase Program

In January 2021 and July 2021, our Board of Directors increased the authorization under its existing stock repurchase program by $100.0 million and $970.0 million, respectively, reflecting an aggregate authorization for share repurchases since the initiation of the program of $1,470.0 million. The current expiration date on the repurchase authorization by our Board of Directors is December 31, 2021. Repurchases occur at the Company’s discretion and the Company may modify, suspend or discontinue the repurchase authorization at any time.

Under our share repurchase authorization, we may purchase shares in the open market or in privately negotiated transactions, pursuant to the applicable SEC rules. The amount and timing of future share repurchases, if any, will be made as market and business conditions warrant.

On March 10, 2021, the Company entered into an accelerated share repurchase (“ASR”) agreement with Morgan Stanley & Co. LLC (“Morgan Stanley”) to repurchase up to $35.0 million of its outstanding shares of common stock as part of the Company’s share repurchase program. Under the ASR agreement, the Company received initial delivery of approximately 275,889 shares of common stock, representing approximately 80% of the number of shares of common stock initially underlying the ASR agreement based on the closing price of the common stock of $101.49, on March 9, 2021. The total number of shares that the Company repurchased under the ASR program was based on the volume-weighted average price of the common stock during the term of the ASR agreement, less a discount, and was subject to potential adjustments pursuant to the terms and conditions of the ASR agreement. The final settlement of the share repurchases under the ASR agreement was completed on May 4, 2021 with additional delivery of 45,914 shares of common stock. The ASR agreement resulted in a total of 321,803 shares repurchased at an average cost of $108.76.

On May 14, 2021, the Company entered into an ASR agreement with Morgan Stanley to repurchase up to $50.0 million of its outstanding shares of common stock as part of the Company’s share repurchase program. Under the ASR agreement, the Company received initial delivery on May 17, 2021 of approximately 418,279 shares of common stock, representing approximately 80% of the number of shares of common stock initially underlying the ASR agreement based on the closing price of the common stock of $95.63, on May 14, 2021. The total number of shares that the Company will repurchase under the ASR program will be based on the volume-weighted average price of the common stock during the term of the ASR agreement, less a discount, and subject to potential adjustments pursuant to the terms and conditions of the ASR agreement. The final settlement of the share repurchases under the ASR agreement will be completed by September 9, 2021.

We repurchased 981,431 shares of common stock in the three months ended June 30, 2021, including the shares delivered during the quarter as part of the two ASR transactions discussed above. At June 30, 2021, there remains $96.6 million available under our share repurchase authorization (which authorization was increased to $1,066.6 million in July 2021).

Cash Flows

Operating Activities. Net cash provided by operating activities for the six months ended June 30, 2021 was $210.3 million as compared to $221.1 million for the six months ended June 30, 2020. The decrease in cash generated from operating activities between the six months ended June 30, 2020 and the six months ended June 30, 2021 was primarily due to changes between years in the working capital balances, primarily income taxes. We define working capital as the assets and liabilities, other than cash, generated through the Company’s primary operating activities. Changes in these balances are included in the changes in assets and liabilities presented in the consolidated statement of cash flows. Our income taxes payable balance increased $32.2 million between December 31, 2019 and June 30, 2020 as compared to a decrease of $5.4 million between December 31, 2020 and June 30, 2021 primarily due to the Treasury Department extending the due date in 2020 of certain estimated tax payments due to COVID-19 from April 15, 2020 to July 15, 2020. This was partially offset by an increase in net income between periods.

Investing Activities. Net cash used in investing activities was $240.1 million and $80.6 million for the six months ended June 30, 2021 and 2020, respectively. The net cash used in investing activities in the six months ended June 30, 2021 consisted of capital expenditures of $15.8 million and purchases of investments, net of proceeds from the sale of investments of $34.1 million. Funding to GCU during the first six months of 2021 totaled $190.0 million, which was repaid in July 2021. During the six months ended June 30, 2020, we paid $12.2 million for capital expenditures and received proceeds from investments of $6.8 million. Funding to GCU during the first six months of 2020 totaled $75.0 million, which was repaid in July 2020. During the six-month period for 2021 and 2020, capital expenditures primarily consisted of leasehold improvements and equipment for new university partner locations, as well as purchases of computer equipment, other internal use software projects and furniture and equipment to support our increasing employee headcount. The increase in capital expenditures between periods is primarily due to the increase in the number of sites opened or those that will be opened during the next 15 months. We invest approximately $1.5 million in leasehold improvements and equipment for each off-campus classroom and laboratory site. We have opened ten off-campus classroom and laboratory sites since June 30, 2020. We plan to open a number of additional sites in the next 15 months.

Financing Activities. Net cash used in financing activities was $146.6 million and $90.5 million for the six months ended June 30, 2021 and 2020, respectively. During the six months ended June 30, 2021, $6.0 million was used to purchase common shares withheld in lieu of income taxes resulting from the vesting of restricted share awards, $151.7 million was used to purchase treasury stock in accordance with the Company’s share repurchase program, and $10.0 million was paid to Morgan Stanley under our ASR agreement for shares that will be settled no later than September 9, 2021. Principal payments on notes payable and capital leases totaled $16.6 million, partially offset by proceeds from the exercise of stock options of $2.7 million and borrowings on our line of credit of $35.0 million. During the six months ended June 30, 2020, $5.0 million was used to purchase common shares withheld in lieu of income taxes resulting from the vesting of restricted share awards and $69.0 million was used to purchase treasury stock in accordance with the Company’s share repurchase program. Principal payments on notes payable and capital leases totaled $16.6 million, partially offset by proceeds from the exercise of stock options of $0.1 million.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have had or are reasonably likely to have a material current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources.

Item 3.   Quantitative and Qualitative Disclosures About Market Risk

Impact of inflation. We believe that inflation has not had a material impact on our results of operations for the three months ended June 30, 2021 or 2020. There can be no assurance that future inflation will not have an adverse impact on our operating results and financial condition.

Market risk. As of June 30, 2021, we have no derivative financial instruments or derivative commodity instruments. We invest cash in excess of current operating requirements in money market instruments and commercial paper at multiple financial institutions.

Interest rate risk. We manage interest rate risk by investing excess funds in cash equivalents, BBB or higher rated corporate bonds, commercial paper, municipal securities, asset backed securities, municipal bonds, and collateralized mortgage obligations bearing variable interest rates, which are tied to various market indices or individual bond coupon rates. Our future investment income may fall short of expectations due to changes in interest rates or we may suffer losses in principal if we are forced to sell securities before their maturity date that have declined in market value due to changes in interest rates. At June 30, 2021, a 10% increase or decrease in interest rates would not have a material impact on our future earnings, fair values, or cash flows. For information regarding our variable rate debt, see “Market risk” above.

Item 4.   Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective, as of June 30, 2021, in ensuring that material information relating to us required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in reports it files or submits under the Exchange Act is accumulated and communicated to management, including its principal executive officer or officers and principal financial officer or officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sales of Unregistered Securities

None.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

In January 2021 and July 2021, our Board of Directors increased the authorization under its existing stock repurchase program by $100.0 million and $970.0 million, respectively, reflecting an aggregate authorization for share repurchases since the initiation of the program of $1,470.0 million. The current expiration date on the repurchase authorization by our Board of Directors is December 31, 2021. Repurchases occur at the Company’s discretion and the Company may modify, suspend or discontinue the repurchase authorization at any time. Repurchases may be made in the open market or in privately negotiated transactions, pursuant to the applicable Securities and Exchange Commission rules. The amount and timing of future share repurchases, if any, will be made as market and business conditions warrant.

On March 10, 2021, the Company entered into an accelerated share repurchase (“ASR”) agreement with Morgan Stanley & Co. LLC (“Morgan Stanley”) to repurchase up to $35.0 million of its outstanding shares of common stock as part of the Company’s share repurchase program. Under the ASR agreement, the Company received initial delivery of approximately 275,889 shares of common stock, representing approximately 80% of the number of shares of common stock initially underlying the ASR agreement based on the closing price of the common stock of $101.49, on March 9, 2021. The total number of shares that the Company repurchased under the ASR program was based on the volume-weighted average price of the common stock during the term of the ASR agreement, less a discount, and was subject to potential adjustments pursuant to the terms and conditions of the ASR agreement. The final settlement of the share repurchases under the ASR agreement was completed on May 4, 2021 with additional delivery of 45,914 shares of common stock. The ASR agreement resulted in a total of 321,803 shares repurchased at an average cost of $108.76.

On May 14, 2021, the Company entered into an ASR agreement with Morgan Stanley to repurchase up to $50.0 million of its outstanding shares of common stock as part of the Company’s share repurchase program. Under the ASR agreement, the Company received initial delivery on May 17, 2021 of approximately 418,279 shares of common stock, representing approximately 80% of the number of shares of common stock initially underlying the ASR agreement based on the closing price of the common stock of $95.63, on May 14, 2021. The total number of shares that the Company will repurchase under the ASR program will be based on the volume-weighted average price of the common stock during the term of the ASR agreement, less a discount, and subject to potential adjustments pursuant to the terms and conditions of the ASR agreement. The final settlement of the share repurchases under the ASR agreement will be completed by September 9, 2021.

During the six months ended June 30, 2021, 1,548,686 shares of common stock were repurchased by the Company, which includes the shares delivered as of June 30, 2021 from the ASR agreements on March 10, 2021 and May 17, 2021. At June 30, 2021, there remains $96.6 million available under our share repurchase authorization (which authorization was increased to $1,066.6 million in July 2021).

The following table sets forth our share repurchases of common stock and our share repurchases in lieu of taxes, which are not included in the repurchase plan totals as they were approved in conjunction with the restricted share awards, during each period in the second quarter of fiscal 2021:

			Total Number of	Maximum Dollar
			Shares Purchased as	Value of Shares
		Average	Part of Publicly	That May Yet Be
	Total Number of	Price Paid	Announced	Purchased Under
Period	Shares Purchased	Per Share	Program	the Program
Share Repurchases
April 1, 2021 – April 30, 2021	31,360	$110.32	31,360	$188,500,000
May 1, 2021 – May 31, 2021	720,046	$98.74	720,046	$117,400,000
June 1, 2021 – June 30, 2021	230,025	$90.30	230,025	$96,600,000
Total	981,431	$97.13	981,431	$96,600,000
Tax Withholdings
April 1, 2021 – April 30, 2021	—	$—	—	$—
May 1, 2021 – May 31, 2021	—	$—	—	$—
June 1, 2021 – June 30, 2021	—	$—	—	$—
Total	—	$—	—	$—

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

101

The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2021, formatted in Inline XBRL: (i) Consolidated Income Statements, (ii) Consolidated Statements of Comprehensive Income, (iii) Consolidated Balance Sheets, (iv) Consolidated Statements of Stockholders’ Equity, (v) Consolidated Statements of Cash Flows, and (vi) Notes to Consolidated Financial Statements tagged as blocks of text and including detailed tags.

Filed herewith.

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2021, formatted in Inline XBRL (included as Exhibit 101).	Filed herewith.

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

GRAND CANYON EDUCATION, INC.

Date: August 5, 2021	By:	/s/ Daniel E. Bachus
Daniel E. Bachus
Chief Financial Officer
(Principal Financial Officer)