Form 10-K
period 2021-12-31
Grand Canyon Education, Inc.
filed 2022-02-16
CIK 1434588

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2021

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

The total number of shares of common stock outstanding as of February 14, 2022 was 35,326,730.

As of June 30, 2021, the last business day of the registrant’s most recently completed second fiscal quarter, the registrant’s common stock was listed on the NASDAQ Global Market. As of June 30, 2021, the aggregate market value of the registrant’s common stock held by non-affiliates was approximately $4.0 billion.

DOCUMENTS INCORPORATED BY REFERENCE

Certain portions of the registrant’s Definitive Proxy Statement for its 2022 Annual Meeting of Stockholders (which is expected to be filed with the Commission within 120 days after the end of the registrant’s 2021 fiscal year) are incorporated by reference into Part III of this Report.

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

Part I

Item 1.    Business

Overview

Grand Canyon Education, Inc., a Delaware corporation (“GCE”) is a publicly traded education services company dedicated to serving colleges and universities. GCE has developed significant technological solutions, infrastructure and operational processes to provide services to these institutions on a large scale. GCE’s most significant university partner is Grand Canyon University (“GCU”), an Arizona non-profit corporation that operates a comprehensive regionally accredited university that offers graduate and undergraduate degree programs, emphases and certificates across nine colleges both online and on ground at its campus in Phoenix, Arizona. As of December 31, 2021, GCE provided education services and support to more than 108,100 students enrolled in GCU’s programs, emphases and certificates.

In January 2019, GCE began providing education services to numerous university partners across the United States through our wholly owned subsidiary, Orbis Education Services LLC (“Orbis Education”), which we acquired on January 22, 2019 (the “Acquisition”). See Note 3 – Acquisition to consolidated financial statements for a full description of the Acquisition. Since the Acquisition, GCE, together with Orbis Education, has continued to add additional university partners. In the healthcare field, we work in partnership with a growing number of top universities and healthcare networks across the country, offering healthcare-related academic programs at off-campus classroom and laboratory sites located near healthcare providers and developing high-quality, career-ready graduates who enter the workforce ready to meet the demands of the healthcare industry. In addition, we have begun providing certain services to a university partner to assist them in expanding their online graduate programs. As of December 31, 2021, GCE provided education services to 27 university partners across the United States.

We plan to continue to add additional university partners and to roll out additional programs with both our existing partners and with new partners. We may engage with both new and existing university partners to offer healthcare programs, online only or hybrid programs, or as is the case for our most significant partner, GCU, both healthcare and other programs. In addition, we have centralized a number of services that historically were provided separately to university partners of Orbis Education; therefore, we refer to all university partners as “GCE partners” or “our partners”. We do disclose significant information for GCU, such as enrollments, due to its size in comparison to our other university partners.

Our Business

GCE is an education services company with 27 university partners as of December 31, 2021. We have invested over $265 million in the last 13 years to develop systems that automate key processes and enable us to scale these processes to hundreds of thousands of students. GCE is capable of supporting not just core academic functions, technology and marketing but many additional key processes that surround those functions, such as faculty recruiting and training, admissions, financial aid, accounting, and technical support. We provide these services to our university partners pursuant to master services agreements that define the scope of our engagement, the types of services provided and other key terms of the engagement.

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

Technology Services may include the following:

●	Learning Management System (“LMS”) - GCE designed and offers to its university partners a new LMS, called Halo. GCU started utilizing Halo in the Fall of 2021 and is continuing to transition its students to the new LMS from the prior LMS, LoudCloud, with a goal to complete transition by the Fall of 2022. The basic functionality includes an interactive course syllabus, discussion questions and forums, instruction interaction, class quizzes, group assignments, written assignment submission and rubrics, grading, participation, attendance and integration with our student information system. The functions in Halo have been reimagined to work more intuitively with new user interface design and more seamless ways of accomplishing the same tasks. Halo was designed as a “cloud native” application taking advantage of all the performance and reliability features of the cloud. Halo supports small classes that are instructor led, highly interactive and collaborative. Rich content that originates from a myriad of sources, including direct advisement from industry, is coupled with a robust discussion environment. Students most often respond to the content and discussion through written work. The writing assignments are designed to promote critical thinking which is often connected to solving real world problems. This platform can easily and reliably scale as student populations increase. The platform provides in-depth analytics that allow us to closely monitor student success and the quality of instructional resources. GCE also designed its previous learning management system, LoudCloud which GCU used since 2011.
●	Internal administration - We utilize a commercial customer relations management development platform to distribute, manage, track, and report on all interactions with prospective student leads as well as all active and inactive students. This software is scalable to capacity levels well in excess of current requirements. We also utilize a commercial software package to track Title IV funds, student records, grades, accounts receivable, accounts payable and general ledger. We have done significant internal software development around these systems to increase the productivity of our employees and provide students an exceptional educational experience.
●	Infrastructure - We operate two data centers, one at GCU’s campus and one at another Phoenix-area location. All of our servers are networked, and we have redundant data backup. We manage our technology environment internally. Our wide area network is fully redundant to ensure maximum uptime, bandwidth capacity and network performance. Student access is load balanced for optimal performance. Real-time monitoring provides current system status across network, server, and storage components. We provide cybersecurity services, support and incident response for all infrastructure and software that we utilize.
●	Support - We provide 18/7 technical support for students and faculty. There are two systems utilized by GCE to provide these services.

Academic Services may include the following:

●	Program and Curriculum – GCE has a curriculum content department that provides design and conversion services to our university partners. In collaboration with our university partners, we assist with the program and course design by providing curricular assistance and recommendations with respect to content and techniques that make use of the available technologies and methods embodied in the learning management system. GCE developed a proprietary system to support these services.
●	Faculty and Related Training and Development – GCE provides faculty support including recruitment, training and oversight services to its university partners. Under the direction of our university partners and their academic leadership, we recruit and screen candidates, and schedule faculty based on university partner-created requirements. We evaluate all faculty according to university partner standards and provide evaluation results, if requested. Many of the health sciences specific faculty development resources are accredited by the International Association for Continuing Education and Training (“IACET”) and the American Nurses Credentialing Center (“ANCC”) allowing faculty to earn continuing education credits.
●	Class Scheduling – GCE has a class scheduling department and has developed a proprietary system to provide these services to our university partners. Our scheduling software provides students the ability to set their class schedule and flexibility to make changes and create opportunities to complete courses in a myriad of online or onsite options. We optimize class size prior to course starts based on university partner standards, in order to maximize class resources and faculty utilization.
●	Skills and Simulation Lab Sites – GCE secures, develops and finances off-campus classroom and laboratory sites for use in various programs offered by our university partners, including the accelerated Bachelor of Science in Nursing (ABSN). Off-campus classroom and laboratory sites are branded for specific university partners and all classrooms, faculty, counselors, staff and specialized equipment are centralized and made accessible to every university partner student. The laboratories contain the latest in skills and simulation learning technology; including computer-based scenarios, hands-on work with physical simulators and internally developed Mixed Reality (“MR”) with state-of-the-art technology, which help students gain unique experiences in an alternative clinical setting.

Counseling Services and Support

We provide counseling services and support including one-on-one admissions, schedule and financial counseling and other support for prospective and current students of our university partners. We offer financial aid processing as well.

Counseling Services and Support may include the following:

●	Admissions Services – GCE provides prospective students with transparent information on program requirements, finance options, degree time to completion and net price calculator results in alignment with university partners’ standards. GCE has developed a robust proprietary system to efficiently evaluate transcripts and build schedules for prospective students. GCE processes applications in alignment with university partners’ admission standards and provides reports on those students selected for admission.
●	Financial Aid – GCE provides financial aid services, including awarding, certifying, originating and disbursing Title IV program funds to students. We deliver Title IV program credit balance refunds to students, process return of Title IV program funds to the federal government when appropriate and provide financial aid counseling and entrance and exit loan counseling to students. Additionally, we prepare required reports, including but not limited to enrollment reporting to the National Student Loan Data system and the Integrated Postsecondary Education Data System. Additionally, GCE has built a proprietary system called the Financial Transparent Degree Plan Calculator, which provides students the cost of their entire program.
●	Counseling Services – GCE provides proactive services to our university partners’ students throughout their matriculation such as schedule building, and financial aid counseling. We provide students an assigned advisor who proactively works with students throughout their matriculation process. We assist students with program changes and communicate with those students throughout their program to help with retention. We provide students with the ability to access a variety of administrative services both telephonically and via the Internet. For example, students can apply for financial aid, pay their tuition, order their transcripts, and apply for graduation online. We believe this online accessibility provides the convenience and self-service capabilities that students value. GCE assesses levels of satisfaction using student surveys.
●	Field Experience Counseling – For university partner students pursuing programs that lead to external credentials (e.g., teaching, nursing, counseling, theology, etc.), GCE leverages a growing nationwide network of approved healthcare facilities, schools, preceptors, and supervisors to ensure that all students are able to meet program-specific requirements. Each student is assigned a counselor before or during their first course, and several prescribed appointments with their counselor are scheduled throughout the student’s program to ensure that all state-specific progression

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

Marketing and Communication services may include the following:

●	Lead Acquisition – GCE’s marketing team employs experts across a wide breadth of digital marketing channels. These include Search Engine Optimization, Search Engine Marketing, Social Media Optimization, organic content and strategic acquisition funnels across a variety of mobile markets.
●	Digital Communications Strategy – GCE’s subject matter experts utilize best-in-class technologies through marketing automation, integrated email, SMS text messaging and social media. GCE develops effective communication strategies that encompass the entire student lifecycle from prospect through alumni.
●	Brand Identity – GCE’s award-winning team of specialists have proven track records of developing strong brands and ensuring the right image is exposed to the consumer. GCE specializes in storytelling shaped by logo creation, positioning taglines, campaign and content development, custom music, and sonic branding.
●	Media Planning and Strategy –GCE offers full-service media planning and strategies that are built to grow sophisticated brands through traditional and digital media platforms. GCE understands today’s culture and how content is consumed in the everchanging world of media. GCE creates robust strategies that build long lasting connections with proven results.
●	Video – GCE’s team of in-house video experts specialize in high-quality content expanding across a wide variety of marketing channels. Capabilities include broadcast-quality commercials, explainer videos, mini- and full-length documentaries, original programming, animations, motion graphics, and short, stackable video content for a variety of social media channels. GCE enhances its internal team with preferred partners to help offset workload and provide scalability of production requirements.
●	Business Intelligence and Data Science – GCE employs a team of in-house data analysis professionals who apply descriptive and prescriptive analytics to help understand the marketplace and facilitate important business decisions. GCE specializes in all aspects of data analytics and science, including predictive modeling, data mining and visualization to enrich today’s technology and data-driven marketplace, while providing the information required for success.
●	Market Research – GCE’s market research professionals survey market, population and job data for various locations across the country in order to make data-driven recommendations for new sites, partnerships, and educational offerings that will maximize reach and impact and provide education and career training to the areas where it will be most impactful.

Back-Office Services

In addition, we currently provide certain requested back-office services to GCU that include finance, human resources, audit, and other corporate functions.

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

Social Responsibility and Human Capital Development

Social responsibility and human capital development are significant focuses of the Company. Our efforts are led by our Chief Executive Officer and a portion of his compensation is tied to our success in these areas. To this end, our business was created and continues to evolve to meet the needs of the local community in which we operate as well as those outside our community. We started by identifying what we believe to be the educational challenges that our country is facing and then worked to find solutions to these challenges. We believe these challenges include:

●	University education is too expensive;
●	Students are taking on too much debt;
●	Bachelor degrees are taking too long to complete;
●	Programs are not targeted enough toward careers. Recent surveys show that a large percentage of college students would change majors if starting over, and a significant number of recent graduates are under employed or are in jobs that don’t required degrees;
●	As tuition increases, diversity decreases;
●	Universities have inadequate counseling and support services, especially for distanced learners;
●	Most university professors have no formal training in teaching, learning or course design;
●	Universities are under significant financial pressure, which has only been enhanced during 2020 and 2021 due to the pandemic and a declining number of high school graduates attending college.

We provide the capital, technology and expertise to our university partners to lessen the challenges in each of the areas listed above (see Item 1. Business – Suite of Services). We work with these university partners to develop hybrid educational models that allow them the ability to decrease tuition or increase scholarships to their students which will often lower the debt their students incur. We work with our university partners and thousands of high schools across the country on dual credit, online prerequisite courses and other programs that shorten the time to completion thereby lowering cost and debt levels. We focus with our university partners and their local communities to develop programs where there are skills shortages such as health care, teacher education, science, technology, engineering and math. GCE provides expanded academic counseling services and support to the students of our university partners which has proven to increase retention and completion. Our faculty services and curriculum development teams assist not only our university partners but other universities and K12 schools in improving their online education pedagogy. And our business model has helped our university partners as changes in the educational landscape and the pandemic has put pressure on their financial condition.

Community Involvement by GCE and its Employees. Examples of activities in which we and our employees participate include:

●	Improving Our Neighborhood and Increased Home Values - Together with Habitat for Humanity and in concert with our largest university partner, we are participating in the largest home renovation project in the country in the West Phoenix area surrounding GCU’s campus. As of December 31, 2021, 392 homes have been completed in which 27,900 hours have been logged by volunteers. These efforts, combined with GCE and GCU’s expanded presence in the community, have contributed to a significant increase in home values of 527% since 2011 in the 85017 zip code.
●	Furthering Job Creation - We, along with GCU have launched a number of new business enterprises that have reduced costs, provided management opportunities for recent graduates and employment opportunities for students and neighborhood residents, while spurring economic growth in the area.
●	Special Olympics - We participate in the annual Plane Pull Challenge, which benefits Special Olympics Indiana (SOIN) athletes. The “Orbeasts” go head-to-head in a tug of war with a Boeing FedEx 757 jetliner in SOIN’s largest single-day fundraiser. This event offers a unique opportunity for organizations to team build and work together to raise important funds for SOIN athletes. The vision of Special Olympics Indiana is that sport will open hearts and minds towards people with intellectual disabilities and create inclusive communities across the state and throughout the world.

●	Youth Opportunity Foundation - Our employees volunteer and donate time and funds to the Youth Opportunity Foundation which provides advocacy, clinical treatment, education and workforce development for at-risk young people in underprivileged areas.

●	Covid-19 Response: Our employees and the students of our university partners volunteered at COVID Point of Distribution sites (“POD”), including the GCU POD, which was being jointly operated by GCU and GCE at no cost to the state of Arizona, and other PODs including those run by our hospital partners. The students of our university partners assisted the clinical staff at the PODs in clinical positions including vaccine dilution, vaccine administration and patient observation or in non-clinical positions such as checking in vaccine recipients, documenting vaccinations, traffic flow and sitting with recipients after administration. Our employees also performed these non-clinical roles. These volunteers, especially the students of our university partners, allowed other direct caregivers to be reassigned from vaccine administration back to the bedside to care for the influx of COVID patients.

GCE also invests in the following activities that benefit the community.

●	Funding of Student Tuition Organizations - GCE contributes to private school tuition organizations, which are entities that allocate financial contributions toward tuition assistance and scholarships for disadvantaged students to attend Arizona private schools. In each of 2021 and 2020, we contributed $5.0 million to these organizations.
●	Encouraging Employee Giving - We participate in Donate to Elevate, a program that encourages employees to participate in the Arizona individual tax credit program, which allows individual taxpayers to contribute money in lieu of state income tax payments to benefit private schools and other non-profit entities in Arizona, as well as local public schools and public charter schools. Employees are encouraged to designate tax dollars to the school or program of their choice.
●	Students Inspiring Students - GCE continues to support GCU’s free tutoring/mentoring program that serves Phoenix-area K-12 schools. Students who seek academic assistance in the GCU Learning Lounge may become eligible to receive the Students Inspiring Students full-tuition scholarship. To serve our clients and community, we seek donations to fund this neighborhood scholarship program.

●	Sponsoring K-12 Educational Development - GCE supports GCU’s K-12 Educational Development Department through sponsorship of GCU’s Canyon Professional Development and K-12 Targeted School Assistance programs. Canyon Professional Development offers professional development opportunities for educators and administrators, and their student/parent engagement programs aim to help students become college ready. K-12 Targeted School Assistance programs also offer tutoring and mentorship and more to community schools to improve learning environments and outcomes. Both initiatives elevate public, private, charter and home schools in the form of scholarships, program discounts, professional development, events, and more.
●	Continuing Community Involvement - GCE and our employees partner in countless other community events and projects throughout the year. We offer our full-time employees a maximum of 16 hours of PTO annually for community service. This time is used to volunteer at an approved charitable organization. Over 40 organizations are approved for employee volunteerism, including Habitat for Humanity.

In addition, GCE has historically partnered in countless community events and projects throughout the year, helping organizations such as the Phoenix Rescue Mission, Feed My Starving Children, Arizona Foster Care, Boy/Girl Scouts, Goodwill Arizona, St. Vincent de Paul, Young Life, Elevate Phoenix, Back to School Clothing Drive and St. Mary’s Food Bank. Our employees also went out into our surrounding neighborhoods to participate in programs such as Serve the City, Canyon Kids, Salute Our Troops, Colter Commons senior home visits and the Run to Fight Children’s Cancer.

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

Our Commitment to Diversity. A growing body of evidence suggests that diverse teams improve financial outcomes and support innovation, resiliency, and productivity. GCE’s commitment to fostering diversity in its community is evident in the following:

●	Our Diversity Statement - Grand Canyon Education is a faith-friendly shared services provider that embraces a world-view which outlines a responsibility to both charity and stewardship which simply stated is, ‘to love others as yourself’. We are a community of people who value the pursuit of truth and find great understanding in the convergence of differing viewpoints, backgrounds and ideas. We welcome employees from all walks of life which has contributed to a growing diversity within our population. Our diversity encompasses a multitude of dimensions, including age, disability, national origin, race, color, religion, gender, veteran status and more. Our Christian perspective compels us to treat every individual equally with respect and compassion. All community members deserve a comfortable space to express their feelings, so that every voice is heard. All members of the Company will be welcomed, valued, and provided safety in this community. Finally, diversity not only enriches the workplace and the educational endeavors of our partners, it is critical to it. Maintaining a diverse environment requires a measure of tolerance and understanding commensurate with the dignity and value of all human life. In sum, GCE values diversity because it values every employee and university partners’ students entrusted to its care.
●	Our Diverse Leadership - Our ability to attract and retain diverse talent is reflected at both the Board and management levels. Three of our six directors are women and two directors identify with an underrepresented diverse ethnicity. In addition, for all of our employees at the level of manager and above totaling 556 persons, 67.6% are held by women and other diverse persons, collectively, an increase of 2.6% over 2020.
●	Our Diverse Workforce - As of December 31, 2021, for all of our employees totaling 4,955, 78.3% are women and other diverse persons, collectively, an increase of 2.9% over 2020. As of December 31, 2021, GCE employed approximately 3,675 professional and administrative personnel, including technical and academic advisors, counseling advisors, marketing and communication professionals, and personnel that handle financial aid processing, information technology, human resources, corporate accounting, finance, and other administrative functions. In addition, at December 31, 2021, GCE employed approximately 1,275 part-time employees most of whom are student workers. None of our employees are a party to any collective bargaining or similar agreement with us. We consider our relations with our employees to be strong.
●	Our Hiring Practices and Policies - GCE ensures company diversity through hiring policies and practices that support diversity such as the Equal Employment Opportunity Policy, Nondiscrimination and Anti-Harassment Policy and Complaint Procedure, and the Disability Accommodation Policy. We post all open positions to a variety of diversity-related job boards to ensure we attract diverse candidates. We also collect and analyze employee demographic data to identify current trends and areas of opportunity in regard to our diversity efforts.
●	Diversity Training - We provide employees and management with regular diversity training. New hires all complete anti-discrimination and harassment training within 3 months of starting at GCE. Thereafter, all employees complete the training every other year, while management undertakes it annually. We have also provided Implicit Bias Training to all employees.

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

Environmental Awareness

Online education is inherently more environmentally friendly than traditional campus education with a reduction in greenhouse gas (“GHG”) production caused by traveling to and from a brick-and-mortar campus. It also increases student capacity while eliminating the need for construction of a physical campus. A majority of our university partners’ students are enrolled in hybrid or online educational models. In addition, a significant number of our university partners’ students utilize an ebook format versus paper textbooks.

GCE owns a four-story 325,000 square foot administrative building, which includes office space for approximately 2,700 employees, and a parking garage at our headquarters in Phoenix, Arizona. We constructed these facilities in 2016 and, as with every one of our projects over the past 12 years, we designed them to maximize energy efficiency and minimize electricity usage and environmental impact, which ultimately lowers our operating costs. Our headquarters building includes the following design features:

●	North/South Building Orientation - GCE’s office building is orientated with north/south exposure in order to minimize direct sun and thereby reduce power usage. Exterior courtyards were arranged to ensure summer shade thus creating outdoor areas that can be used by our employees throughout the year.
●	Use of Window Glazing - Our building utilizes significant window glazing to allow for daylighting thus reducing the need for supplemental electrical lighting. As a result, the building is designed to use just .41 watts per square foot of electrical energy for lighting, which is half of what a typical environmentally efficient building uses.
●	Reducing Water Consumption - Water usage is another environmental factor for office space that is magnified by the Arizona weather. GCE’s office building utilizes numerous water conservation methods including push-tap faucets, waterless urinals, and a rooftop rainwater collection system for irrigating the landscaping below, which significantly reduces our water consumption.
●	Other Design Features - Additional environment-friendly design features include low VOC paints, use of recycled building materials, interior and exterior LED light bulbs, motion sensor lighting and implementation of an energy-efficient VRF mechanical system.

In addition to our efficient facilities, we have undertaken other measures to minimize our environmental impact, including, among others:

●	implementing a Trip Reduction Program, which provides incentives to employees who participate in carpooling or take public transportation to work;
●	providing a telecommute option for a significant number of positions; and
●	participating in a recycling program aimed at minimizing the volume of waste products generated by GCE.

Due to our significant investment in infrastructure, since March 2020, when the World Health Organization declared the COVID-19 a global pandemic, approximately 90% of our diverse workforce is continuing to work remotely and is expected to continue doing so for the foreseeable future. This has not only allowed our employees to remain physically safe but has also resulted in savings in the areas of waste, janitorial costs, and travel costs related to business travel and commuting.

Our off-campus classroom and laboratory sites are all designed with the same efficient footprint in the 31 sites opened as of December 31, 2021.

Climate Disclosures

We do not operate in a high-risk industry for climate risks. We believe that we have low climate risk with respect to our physical environment (e.g., fires, drought, hailstorms, increasing weather pattern changes). Approximately 90% of our workforce is continuing to work remotely for the foreseeable future. We have insurance policies in place to cover any damage for our property, plant and equipment.

We are evaluating emissions reduction requirements with key suppliers for costs such as information security systems, communication and marketing costs, travel costs, and continued expansion of our off-campus classroom and laboratory sites. We currently do not have any regulatory emissions reporting obligations.

We do not have significant risk from a transition to a low-carbon economy, which could result in changing customer behavior. Our customers are university partners located in the United States.

Corporate Governance

We believe that effective corporate governance is critical to our ability to create long term value for our stockholders. The following highlights certain key aspects of our corporate governance framework:

●	We Have an Independent and Diverse Board - Five of our six directors are independent. Three of our six directors are diverse persons, and two of our directors identify with an under-represented diverse ethnicity.
●	We Have Majority Voting for Directors - We have adopted majority voting for directors pursuant to which nominees who fail to achieve an affirmative majority of votes cast must submit their resignation.
●	We Hold Annual Elections for Directors - We do not have a staggered board.
●	We Assess Board Performance - We conduct regular evaluations of our Board and Committees.
●	Our Independent Directors Meet Without Management - Our independent directors meet regularly in executive sessions without management present.
●	We Have a Stock Ownership Policy - We require both our named executive officers and our directors to maintain a meaningful ownership stake at levels specified in our stock ownership policy.
●	Our Key Committees are Independent - We have fully independent Audit, Compensation and Nominating and Corporate Governance Committees.
●	We Do Not Have a “Poison Pill” - We do not maintain a stockholder rights plan.

Cybersecurity Controls

●	Our Audit Committee is tasked with oversight of the cybersecurity controls in place at the Company.
●	The Company employs a dedicated Chief Information Security Officer (“CISO”), with an experienced and competent security team, and works closely with the Chief Risk Officer to provide risk reporting and ensure security and compliance. The Company regularly engages third party experts to perform cybersecurity assessments. These assessments are normally performed on an annual basis. Reports are sent to the Audit Committee monthly, and Security, Risk and Compliance updates are provided quarterly.
●	The Company has implemented policies and procedures for all employees including:
o	Information security/cybersecurity policies, which are internally available for all employees;
o	Information security/cybersecurity awareness training;
o	A clear escalation process which employees can follow in the event an employee notices something suspicious; and

o	Information security/cybersecurity is part of the employee performance evaluations and/or disciplinary actions.
●	The Company maintains a cyber insurance policy. The Company has not had a security breach and has not incurred any expenses for a security breach in the past three years.

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

State regulatory requirements for online education have historically varied among the states. To address this issue and to meet new ED requirements many schools have applied and sought to become an approved institutional participant in the State Authorization Reciprocity Agreement (“SARA”). SARA is an agreement among member states, districts and territories that establishes comparable national standards for interstate offering of post-secondary distance education courses and programs. It is intended to make it easier for students to take online courses offered by post-secondary institutions based in another state. SARA is overseen by a national council (NC-SARA) and administered by four regional education compacts. GCU has been granted membership in SARA in Arizona (AZ-SARA), which is administered by the Western Interstate Commission for Higher Education (referred to as W-SARA). There is a yearly renewal for participating in NC-SARA and AZ-SARA and institutions must agree to meet certain requirements to participate. As of December 31, 2021, all states other than California are members of SARA.

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

Individual state laws establish standards in areas such as instruction, qualifications of faculty, administrative procedures, marketing, recruiting, financial operations, and other operational matters. To the extent required with respect to an educational service category covered by our contractual relationship, we expect to assist our university partners in meeting these requirements. Some states limit schools’ ability to offer educational programs and award degrees to residents of those states. Some states also prescribe financial regulations that are different from those of ED and may require the posting of surety bonds. While we are not directly subject to those laws, those laws may inhibit our university partners from expanding or operating in those states, limiting our ability to serve our university partners, which could significantly affect our business. In addition, state laws can indirectly regulate how GCE provides its services to its university partners. For example, some states have considered new requirements that would dictate what information GCE must convey to students and prospective students and impose reporting requirements related to the nature of our services. To the extent such requirements were ultimately enacted into law, they could significantly affect our business.

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

Our most significant university partner, GCU, calculated its composite score following the Transaction with respect to its fiscal years ending June 30, 2021 and June 30, 2020. As of June 30, 2021 and 2020, GCU’s composite score was 1.9 and 1.5, respectively, using the proprietary school calculation methodology. If GCU’s future composite scores do not exceed 1.5, ED could impose sanctions. If any such sanctions were imposed, it could have a negative impact on our ability to conduct our business.

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

The “90/10 Rule.” A requirement of the HEA, commonly referred to as the “90/10 Rule,” that is applicable only to proprietary, post-secondary educational institutions, provides that an institution loses its eligibility to participate in the Title IV programs if the institution derives more than 90% of its revenue for each of two consecutive fiscal years from Title IV program funds. For purposes of the 90/10 Rule, revenue is calculated under a complex regulatory formula that requires cash basis accounting and other adjustments to the calculation of an institution’s revenue under generally accepted accounting principles that appears in its consolidated financial statements. Under the 90/10 Rule, an institution becomes ineligible to participate in the Title IV programs as of the first day of the fiscal year following the second consecutive fiscal year in which it exceeds the 90% threshold, and its period of ineligibility extends for at least two consecutive fiscal years. If an institution exceeds the 90% threshold for two consecutive fiscal years and it and its students have received Title IV funds during the subsequent period of ineligibility, the institution will be required to return those Title IV funds to the applicable lender or the ED. If an institution’s rate exceeds 90% for any single fiscal year, it will be placed on provisional certification for at least two fiscal years.

Using the ED’s cash-basis, regulatory formula under the 90/10 Rule as currently in effect, GCU, our most significant client, derived approximately 69.7% and 71.8% of its 90/10 Rule revenue from Title IV program funds for the fiscal years ended June 30, 2021 and 2020, respectively. Accordingly, even if ED continues to treat GCU as a proprietary institution for Title IV purposes, we do not expect this rule to have any material impact on GCU.

In March 2021, the $1.9 trillion American Rescue Plan Act of 2021 (“ARPA”) was signed into law. Among other things, the ARPA also includes a provision that amends the 90/10 rule. The ARPA amends the 90/10 rule by treating other “Federal funds that are disbursed or delivered to or on behalf of a student to be used to attend such institution” in the same way as Title IV funds are currently treated in the 90/10 rule calculation. This means that institutions subject to the 90/10 Rule will be required to limit the combined amount of Title IV funds and applicable “Federal funds” revenue in a fiscal year to no more than 90% in a fiscal year as calculated under the rule. Consequently, the ARPA change to the 90/10 rule is expected to increase the 90/10 rule calculations at GCU. The ARPA does not identify the specific Federal funding programs that will be covered by this provision, but it is expected to include funding from federal student aid programs such as the veterans’ benefits programs. GCU has informed us that it does not believe any change to the 90/10 rule calculation being currently discussed will have a material impact on its calculation.

The ARPA states that the amendments to the 90/10 rule apply to institutional fiscal years beginning on or after January 1, 2023 and are subject to the HEA’s negotiated rulemaking process which may not commence earlier than October 1, 2021. The ED has started the negotiated rulemaking process and completed the first round of negotiations on January 21, 2022. We cannot predict the additional changes to the 90/10 rule or other regulations that might occur as a result of negotiated rulemaking to be conducted during 2021 and 2022 as required by the ARPA.

Student loan defaults. Under the HEA, an educational institution may lose its eligibility to participate in some or all of the Title IV programs if defaults by its students on the repayment of their federal student loans exceed certain levels. For each federal fiscal year, ED calculates a rate of student defaults for each institution (known as a “cohort default rate”). The rate is calculated by determining the rate at which borrowers who became subject to their repayment obligation in one federal fiscal year default in that same year or by the end of the second year following the first federal fiscal year (known as the “three-year method”).

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

Incentive compensation rule. An institution that participates in the Title IV programs may not provide any commission, bonus, or other incentive payment based directly or indirectly on success in securing enrollments or financial aid to any person or entity engaged in any student recruitment, admissions, or financial aid awarding activity. In its program participation agreement with ED, each higher education institution agrees that it will not “provide any commission, bonus, or other incentive payment based in any part, directly or indirectly, upon success in securing enrollments or the award of financial aid, to any person or entity who is engaged in any student recruitment or admission activity, or in making decisions regarding the award of Title IV, HEA program funds.” Pursuant to this rule, we are prohibited from offering our covered employees, who are those employees involved with or responsible for recruiting or admissions activities, any bonus or incentive-based compensation based on the successful recruitment, admission or enrollment of students into a postsecondary institution. We are also precluded from offering our covered employees who work on financial aid matters (if any), any bonus or incentive-based compensation based on the award of financial aid to students enrolled in a postsecondary institution.

In addition, the incentive compensation rule raises a question as to whether companies like ours, as an entity, are prohibited from entering into tuition revenue-sharing arrangements with university partners. On March 17, 2011, ED issued official agency guidance, known as a “Dear Colleague Letter,” or a DCL, providing guidance on this point. The DCL states that “[t]he Department generally views payment based on the amount of tuition generated as an indirect payment of incentive compensation based on success in recruitment and therefore a prohibited basis upon which to measure the value of the services provided” and that “[t]his is true regardless of the manner in which the entity compensates its employees.” But the DCL also provides an important exception to the ban on tuition revenue-sharing arrangements between institutions and third parties. According to the DCL, ED does not consider payment based on the amount of tuition generated by an institution to violate the incentive compensation ban if the payment compensates an “unaffiliated third party” that provides a set of “bundled services” that includes recruitment services, such as those we provide. Example 2-B in the DCL is described as a “possible business model” developed “with the statutory mandate in mind.” Example 2-B describes the following as a possible business model:

“A third-party that is not affiliated with the institution it serves and is not affiliated with any other institution that provides educational services, provides bundled services to the institution including marketing, enrollment application assistance, recruitment services, course support for online delivery of courses, the provision of technology, placement services for internships, and student career counseling. The institution may pay the entity an amount based on tuition generated for the institution by the entity’s activities for all the bundled services that are offered and provided collectively, as long as the entity does not make prohibited compensation payments to its employees, and the institution does not pay the entity separately for student recruitment services provided by the entity.”

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

Although ED attempted to prevent the effectiveness of these regulations, an October 2018 court decision mandated that the Borrower Defense to Repayment regulations that were originally published by ED in 2016 are now in effect and apply to loans first disbursed after July 1, 2017, and (because of recent regulatory developments) prior to July 1, 2020.

On September 23, 2019, ED published new regulations related to the “Borrower Defense to Repayment” regulations. These regulations, which were effective July 1, 2020 modify the existing regulations to now permit borrowers to raise as a defense to repayment on a student loan any statement, act, or omission to a borrower that is false, misleading, or deceptive; made with knowledge of its false, misleading, or deceptive nature or with a reckless disregard for the truth; and directly and clearly related to the making of a Direct Loan for enrollment at the school or the provision of educational services for which the loan was made. Among other things, the new regulations modify the procedures and standards for borrowers to assert through an ED-administered process a defense to the borrowers’ obligation to repay certain Title IV loans first disbursed on or after July 1, 2020, based on certain acts or omissions by the institution or a covered party. The procedures establish a process for students to obtain a loan discharge by establishing by a preponderance of the evidence that the institution made a misrepresentation of material fact, upon which the borrower reasonably relied in deciding to obtain a covered loan, where such misrepresentation directly and clearly relates to enrollment or continuing enrollment at the institution or to the provision of educational services for which the loan was made, and where the borrower was financially harmed by the misrepresentation. The regulations establish revised definitions for misrepresentation and financial harm, identify a nonexclusive list of items that may be evidence that a misrepresentation occurred, identify a list of items that do not constitute a basis for a defense to repayment. The regulations also set forth rules on a limitations period for submitting claims and circumstances for extending this period, on the requirements for submitting an application for a discharge, on the consideration of the application by ED, on the opportunities for the institution to respond and submit evidence, and on the process for discharging the borrower’s loan and for ED to seek recovery of the discharged amounts from the institution.

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

Note, the borrower defense to repayment regulations discussed herein were and are extensive and this does not attempt to discuss all the facets of any of the versions of these regulations. Moreover, as discussed below, the ED is currently undergoing a regulatory process designed to revise these regulations. While we are watching this process closely, we cannot determine what the outcome will be or the effect of these regulations on out university partners or on GCE.

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

Gainful employment rules. Under the HEA, proprietary schools are eligible to participate in Title IV programs in respect of educational programs that lead to “gainful employment in a recognized occupation,” with the limited exception of qualified programs leading to a bachelor’s degree in liberal arts. ED attempted to define this in a series of regulations from 2010 to 2016. On July 1, 2019, ED rescinded the previously enacted gainful employment regulations. While this change was effective July 1, 2020, ED also permitted institutions to enact this change as early as July 1, 2019, so long as any such institution made manifest its intention to be subject to the rescinded regulations. It is our understanding that GCU had made manifest that intention and, as of July 1, 2019, is no longer subject to the gainful employment rules. While GCU largely complied with the previously published gainful employment rules, the previously published draft rates did indicate that four current degree programs were in the “Zone” – that is, potentially faced sanctions in the future if GCU could not reform the program to comply with the regulations – including three undergraduate education programs and the Masters in Theology.

As discussed below, the Department is currently engaged in a negotiated rulemaking on the gainful employment rule. While we are watching this process closely, we cannot determine what the outcome will be or the effect of these regulations on out university partners or on GCE.

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

Additionally, matters regarding substantial misrepresentation, and defining what constitutes “aggressive recruiting,” are currently the subject of negotiated rulemaking. While we are watching this process closely, we cannot determine what the outcome will be or the effect of these regulations on out university partners or on GCE.

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

Negotiated Rulemaking. The ED periodically issues new regulations and guidance that can have an adverse effect on our partner institutions.  The ED has changed its regulations, and may make other changes in the future, in a manner which could require us to incur additional costs in connection with providing the services that we provide our partners affect their ability to remain eligible to participate in the Title IV programs, impose restrictions on their participation in the Title IV programs, affect the rate at which students enroll in our partners’ programs, or otherwise have a significant impact on our business and results of operations.  We cannot predict the timing and content of any new regulations or guidance that the ED may seek to impose or whether and to what extent the ED under the new administration may issue new regulations and guidance that could adversely impact our partner institutions.

In May 2021, the ED announced its intention to establish negotiated rulemaking committees to prepare proposed regulations on an extensive range of topics including without limitation changes of ownership and change in control of institutions of higher education, certification procedures for participation in the Title IV programs, standards of administrative capability, ability to benefit standards, borrower defense to repayment, discharges for borrowers with a total and permanent disability, closed school loan discharges, discharges for false certification of student eligibility, loan repayment plans, the public service loan forgiveness program, mandatory pre-dispute arbitration and prohibition of class action lawsuits provisions in institutional enrollment agreements, financial responsibility standards including events that indicate heightened financial risk, gainful employment, and Pell Grant eligibility for prison education programs.  The ED also could consider additional topics for proposed regulations during the negotiated rulemaking process.  The negotiated rulemaking process could lead to future ED regulations that could adversely impact our partner institutions.

The negotiated rulemaking sessions began on October 4, 2021.  The topics have included total and permanent disability discharges, closed school discharges, public student loan forgiveness, borrower defense to repayment, aggressive recruiting, pre-dispute arbitration and class action waivers, income driven repayment, interest capitalization, false certification discharges, and prison exchange programs and could include other issues that the ED might add to the agenda. The remaining sessions are scheduled to occur periodically through March 2022.  The ED is expected to publish proposed regulations in the Federal Register for public comment during the period after the conclusion of the negotiated rulemaking sessions.  If the final regulations are published by or before November 1, 2022, then the regulations typically would not take effect until July 1, 2023.  However, we cannot predict the ultimate timing and content of any final regulations following the conclusion of the rulemaking process.

Additionally, on October 4, 2021, the ED published a notice in the Federal Register announcing its intention to establish a negotiated rulemaking committee to prepare proposed regulations affecting institutional and programmatic eligibility, including the gainful employment rule and the 90/10 rule changes made by the ARPA.

We also cannot predict with certainty the ultimate combined impact of the regulatory changes which have occurred in recent years and that may occur as a result of the upcoming negotiated rulemaking, nor can we predict the effect of future legislative or regulatory action by federal, state or other agencies regulating our education programs or other aspects of our operations, how any resulting regulations will be interpreted or whether we and our partner institutions will be able to comply with these requirements in the future. Any such actions by legislative or regulatory bodies that affect our programs and operations could have a material adverse effect on our student population and our partner institutions, including the need to cease offering a number of programs.

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

In January 2019, we began providing education services to numerous university partners across the United States, through our wholly owned subsidiary, Orbis Education, which we acquired on January 22, 2019. Since the Acquisition, GCE, together with Orbis Education, has continued to add additional university partners. In the healthcare field, we work in partnership with a growing number of top universities and healthcare networks across the country, offering healthcare-related academic programs at off-campus classroom and laboratory sites located near healthcare providers and developing high-quality, career-ready graduates who enter the workforce ready to meet the demands of the healthcare industry. In addition, we have begun providing certain services to a university partner to assist them in expanding their online graduate programs. While we currently provide services to 27 university partners across the United States, GCU is, and will for the foreseeable future remain, our most significant university partner. Accordingly, the risk factors set forth below include risks attributable to GCU’s operations, which could materially affect us.

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

This outbreak, as well as measures taken to contain the spread of COVID-19, has impacted GCU’s students and its business in a number of ways. See Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations – Impact of COVID-19.

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

The COVID-19 pandemic continues to present material uncertainty and risk with respect to our financial condition, results of operations, cash flows and performance and it is not possible for us to completely predict the duration or magnitude of the adverse results of the outbreak and its effects on us. The COVID-19 pandemic may also have the effect of heightening many of the risk factors identified in this Annual Report on Form 10-K, such as those related to disruption or failures of our learning platform.

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

In addition, the regulation raises a question as to whether companies like ours, as an entity, are prohibited from entering into tuition revenue-sharing arrangements with university partners. On March 17, 2011, ED issued official agency guidance, known as a “Dear Colleague Letter,” or the DCL, providing guidance on this point. The DCL states that “[t]he Department generally views payment based on the amount of tuition generated as an indirect payment of incentive compensation based on success in recruitment and therefore a prohibited basis upon which to measure the value of the services provided” and that “[t]his is true regardless of the manner in which the entity compensates its employees.” But the DCL also provides an important exception to the ban on tuition revenue-sharing arrangements between institutions and third parties. According to the DCL, ED does not consider payment based on the amount of tuition generated by an institution to violate the incentive compensation ban if the payment compensates an “unaffiliated third party” that provides a set of “bundled services” that includes recruitment services, such as those we provide. Example 2-B in the DCL is described as a “possible business model” developed “with the statutory mandate in mind.” Example 2-B describes the following as a possible business model:

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

Based on industry analyses, enrollment growth in degree-granting, post-secondary institutions is slowing and that the number of high school graduates that are eligible to enroll in degree-granting, post-secondary institutions is expected to continue to decrease over the next few years. In order to maintain current growth rates, we will need to attract a larger percentage of students in existing markets to our client institutions and work with university partner institutions to create new academic programs. In addition, if job growth in the fields related to our university partners’ core disciplines is weaker than expected, as a result of any regional or national economic downturn or otherwise, fewer students may seek the types of degrees that our clients offer. Our failure to attract new students for our university partners, or the decisions by prospective students to seek degrees in other disciplines, would have an adverse impact on our future growth.

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

FERPA generally prohibits an institution of higher education participating in Title IV programs from disclosing personally identifiable information from a student’s education records without the student’s consent. Our university partners and their students disclose to us certain information that originates from or comprises a student education record under FERPA. As an entity that provides services to institutions participating in Title IV programs, we are indirectly subject to FERPA, and we may not transfer or otherwise disclose any personally identifiable information from a student record to another party other than in a manner permitted under the statute. If we violate FERPA, it could result in a material breach of contract with one or more of our university partners and could harm our reputation. Further, in the event that we disclose student information in violation of FERPA, the ED could require a university partner to suspend our access to their student information for at least five years.

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

If any client institution fails to satisfy the relevant accrediting standards, it could lose accreditation, which would cause a revocation of its eligibility to participate in the Title IV programs. This could cause a significant decline in student enrollments and could have a material adverse effect on us. In addition, many university partner institutions will have educational programs that are also accredited by specialized accrediting commissions or approved by specialized state agencies. If our university partner institutions fail to satisfy the standards of any of those specialized accrediting commissions or state agencies, the institution could lose the specialized accreditation or approval for the affected programs, which could result in materially reduced student enrollments in those programs and have a material adverse effect on us.

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

To participate in the Title IV programs, an institution must either satisfy specific quantitative standards of financial responsibility prescribed by ED or post a letter of credit in favor of ED and possibly accept operating restrictions as well. These financial responsibility tests are applied to each institution on an annual basis based on the institution’s audited consolidated financial statements, and may be applied at other times, such as if the institution undergoes a change in control. These tests may also be applied to an institution’s parent company or other related entity. The operating restrictions that may be placed on an institution that does not meet the quantitative standards of financial responsibility include being transferred from the advance payment method of receiving Title IV program funds to either the reimbursement or the heightened cash monitoring system, which could result in a significant delay in the institution’s receipt of those funds. As a service provider, we are not directly subject to this regulation. However, if ED were to determine that a university partner institution did not meet the financial responsibility standards due to a failure to meet the composite score or other financial responsibility factors, ED could impose a range of sanctions on the institution, such as requiring the institution to post a letter of credit, accept provisional certification (which would hamper the ability of the institution to add new programs), comply with additional ED monitoring requirements, agree to receive Title IV program funds under an arrangement other than ED’s standard advance funding arrangement, such as the reimbursement system of payment or heightened cash monitoring, and to comply with or accept other limitations on the ability to increase the number of programs offered by our client institutions or the number of students they enroll, any of which sanctions could have an adverse impact on our business. For example, GCU, calculated its composite score with respect to its fiscal years ending June 30, 2021 and 2020. As of June 30, 2021 and 2020, GCU’s composite score was 1.9 and 1.5, respectively, using the proprietary school calculation. If GCU’s future composite scores do not exceed 1.5, ED could impose sanctions. If any such sanctions were imposed on GCU or one of our other partners, it could have a negative impact on our ability to conduct our business. In addition, if its composite score dropped low enough, it could cause GCU to be ineligible for participation in NC-SARA, which would require GCU to become authorized in numerous states in which it operates or has students.

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

You should not rely on an investment in our common stock to provide dividend income. We have not declared or paid cash dividends on our common stock to date. We currently intend to retain our future earnings, if any, to fund the development and growth of our business or to repurchase shares of our common stock. In addition, the terms of our existing credit facility preclude, and the terms of any future debt agreements is likely to similarly preclude, us from paying dividends. As a result, capital appreciation, if any, of our common stock will be your sole source of gain for the foreseeable future. Investors seeking cash dividends should not purchase our common stock.

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

Item 1B.        Unresolved Staff Comments

None.

Item 2.          Properties

GCE owns a four story 325,000 square foot administrative building, which includes office space for approximately 2,700 employees, and a parking garage in close proximity to GCU’s ground campus. We constructed this space in 2016 and every aspect of the design was intended to maximize energy efficiency and minimize environmental impact. Lighting load and related electricity usage is a major environmental drain for most office buildings, and this is especially true in Arizona. GCE’s office building is orientated with north/south exposure in order to minimize direct sun, and exterior courtyards were arranged to ensure summer shade thus creating outdoor areas that can be used throughout the year. The design also utilized significant window glazing to allow for daylighting thus reducing the need for supplemental electrical lighting. As a result, the building is designed to use just .41 watts per square foot of electrical energy for lighting, which is half of what a typical environmentally efficient building uses. Water usage is another environmental factor for office space that is magnified by the Arizona weather. GCE’s office building utilizes a rooftop rainwater collection system for irrigating the landscaping below, which reduces water consumption. Additional environment-friendly design features include low VOC paints, use of recycled building materials, interior and exterior LED light bulbs, and implementation of an energy-efficient VRF mechanical system. Overall, GCE’s office building is 60% more energy efficient than a standard office building.

In addition to its owned facilities, GCE leases 26 off-campus classroom and laboratory sites for use in serving its university partners, four office locations in California, one office location in Colorado, and office space in Indianapolis, Indiana. GCE has commitments to add more off-campus classroom and laboratory sites as of December 31, 2021 that have not yet commenced and may add additional space in Arizona and in other states in the U.S. to accommodate our growth plans in 2022 and beyond. GCE works to maximize energy efficiency and minimize environmental impact in operating its leased facilities just as it does with its owned properties.

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

Not applicable.

PART II

Item 5.          Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock trades on the Nasdaq Global Market under the symbol “LOPE.” The holders of our common stock are entitled to one vote per share on any matter to be voted upon by stockholders. All shares of common stock rank equally as to voting and all other matters. The shares of common stock have no preemptive or conversion rights, no redemption or sinking fund provisions, are not liable for further call or assessment, and are not entitled to cumulative voting rights.

Holders

As of December 31, 2021, there were approximately 148 registered holders of record of common stock. A substantially greater number of holders of common stock are “street name” or beneficial holders, whose shares are held of record by banks, brokers and other financial institutions.

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

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

In January 2021, July 2021, and January 2022 our Board of Directors increased the authorization under its existing stock repurchase program by $100.0 million, $970.0 million and $175.0 million respectively, reflecting an aggregate authorization for share repurchases since the initiation of the program of $1,645.0 million. The current expiration date on the repurchase authorization by our Board of Directors is December 31, 2022. Repurchases occur at the Company’s discretion and the Company may modify, suspend or discontinue the repurchase authorization at any time. Repurchases may be made in the open market or in privately negotiated transactions, pursuant to the applicable Securities and Exchange Commission rules. The amount and timing of future share repurchases, if any, will be made as market and business conditions warrant.

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

Since the initial approval of our share repurchase plan, we have purchased 14,777,590 shares of common stock at an aggregate cost of $1.05 billion, which includes the shares delivered from the ASR agreements and which purchases are recorded at cost in the accompanying December 31, 2021 consolidated balance sheet and statement of stockholders’ equity. At December 31, 2021, there remained $420.4 million available under our current share repurchase authorization (which authorization was increased to $595.4 million in January 2022). During the fourth quarter and the year ended December 31, 2021, GCE repurchased 5,326,447 and 9,199,449 shares of common stock, respectively, at an aggregate cost of $443.7 million and $797.8 million, respectively.

The following table sets forth our share repurchases of common stock and our share repurchases in lieu of taxes, which are not included in the repurchase plan totals as they were effected in conjunction with the vesting of restricted share awards, during each period in the fourth quarter of fiscal 2021:

			Total Number of	Maximum Dollar
			Shares Purchased as	Value of Shares
		Average	Part of Publicly	That May Yet Be
	Total Number of	Price Paid	Announced	Purchased Under
Period	Shares Purchased	Per Share	Program	the Program
Share Repurchases
October 1, 2021 – October 31, 2021	1,059,294	$87.04	1,059,294	$771,900,000
November 1, 2021 – November 30, 2021	3,028,212	$83.36	3,028,212	$519,500,000
December 1, 2021 – December 31, 2021	1,238,941	$79.93	1,238,941	$420,400,000
Total	5,326,447	$83.29	5,326,447	$420,400,000
Tax Withholdings
October 1, 2021 – October 31, 2021	—	$—	—	$—
November 1, 2021 – November 30, 2021	—	$—	—	$—
December 1, 2021 – December 31, 2021	—	$—	—	$—
Total	—	$—	—	$—

GCE Stock Performance

The following graph compares the cumulative total return of our common stock with the cumulative total returns of the S&P 500 Index and our education services peer group of eight companies that includes: Wiley Education Services, Pearson plc, CHEGG, Inc., Laureate Education, Inc., Strategic Education, Inc., Adtalum Global Education, Inc., 2U, Inc. and Coursera. The graph also includes for the required transition year, our 2020 selected education peer group of seven companies that includes: Wiley Education Services, Pearson plc, CHEGG, Inc., Laureate Education, Inc., Strategic Education, Inc., Adtalum Global Education, Inc., and 2U, Inc. This chart assumes that an investment of $100 was made in our common stock, in the index, and in the peer group on December 31, 2016 and that all dividends paid by us and such companies were reinvested, and tracks the relative performance of such investments through December 31, 2021.

	12/16	12/17	12/18	12/19	12/20	12/21
Grand Canyon Education, Inc.	100.00	153.17	164.48	163.88	159.30	146.64
S&P 500	100.00	121.83	116.49	153.17	181.35	233.41
2020 Peer Group	100.00	135.40	132.74	123.22	170.56	124.20
2021 Peer Group	100.00	822.42	103.61	96.18	693.94	101.02

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

Item 6.       [Reserved]

Item 7.      Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations for the years ended December 31, 2021 and 2020 should be read in conjunction with our consolidated financial statements and related notes that appear in Item 8, Consolidated Financial Statements and Supplementary Data. In addition to historical information, the following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to these differences include those discussed below and elsewhere in this Annual Report on Form 10-K, particularly in Special Note Regarding Forward-Looking Statements and in Item 1A, Risk Factors.

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

In January 2019, GCE began providing education services to numerous university partners across the United States, through our wholly-owned subsidiary, Orbis Education, which we acquired on January 22, 2019. See Note 3 - Acquisition to consolidated financial statements for a full description of the Acquisition. Since the Acquisition, GCE, together with Orbis Education, has continued to add additional university partners. In the healthcare field, we work in partnership with a growing number of top universities and healthcare networks across the country, offering healthcare-related academic programs at off-campus classroom and laboratory sites located near healthcare providers and developing high-quality, career-ready graduates, who enter the workforce ready to meet the demands of the healthcare industry. In addition, we have begun providing certain services to a university partner to assist them in expanding their online graduate programs. As of December 31, 2021, GCE provides education services to 27 university partners across the United States.

We plan to continue to add additional university partners and to introduce additional programs with both our existing partners and with new partners. We may engage with both new and existing university partners to offer healthcare programs, online only or hybrid programs, or, as is the case for our most significant partner, GCU, both healthcare and other programs. In addition, we have centralized a number of services that historically were provided separately to university partners of Orbis Education; therefore, we refer to all university partners as “GCE partners” or “our partners”. We do disclose significant information for GCU, such as enrollments, due to its size in comparison to our other university partners.

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

The COVID-19 outbreak, as well as measures taken to contain its spread, has impacted GCU’s students and its business in a number of ways. Beginning in March 2020, GCU’s programs for its professional studies students and its traditional ground university students were immediately converted to an online learning environment and residential students were strongly encouraged to move off campus. Summer 2020 semester classes were moved to an online environment as well and most students were given the choice of attending the Fall 2020 semester in person or completely online. Given GCE’s historical experience delivering online education services and the fact that all of GCU’s students and faculty use the university’s online learning management system for at least some of the coursework, the transition was seamless and thus, the university did not incur a significant decrease in tuition revenue or significant increase in costs associated with this transition in March 2020. The following impacts from the COVID-19 pandemic, however, did serve to reduce GCU’s non-tuition revenue during 2020 and reduced GCU’s revenue during 2021 and, consequently, the service revenues we earned under the Master Services Agreement:

●	Traditional ground university students who elected to move off campus near the end of the Spring 2020 semester received partial refunds for dormitory and meal payments, which reduced GCU’s revenue and thus the service revenues earned by GCE in the last nine days of March 2020 and the month of April 2020;

●	Ancillary businesses operated by GCU such as its hotel and merchandise shops were closed in late March 2020. Most of these businesses re-opened with scaled back operations in mid-September 2020. Some of these ancillary businesses have fully reopened while others still have not, which has reduced GCU’s revenues and thus the service revenues earned by GCE. Until these businesses return to full capacity, it will continue to reduce GCU’s revenues and thus the service revenues earned by GCE;

●	Limited residential students remained on campus during the Summer 2020 semester, which reduced GCU’s dormitory and ancillary revenues and thus the service revenues earned by GCE in 2020. The number of residential students that remained on campus during the Summer 2021 semester, however, was higher than in the Summer of 2019;

●	GCU’s doctoral students are required to attend two residencies on the university’s campus and at its hotel in Phoenix, Arizona as part of their dissertation. On an annual basis approximately 3,000 learners attend the week-long residencies, most of whom have historically attended in the Summer. Most of the residencies which were scheduled for the last week of March 2020 through the end of July 2020 were cancelled, and the residencies scheduled for August 2020 through December 2020 were held at another location with lower than normal attendance. This reduced GCU’s revenues including at its hotel, and thus reduced service revenues earned by GCE until residencies returned to normal attendance. In the first quarter of 2021, doctoral residencies returned to the university’s campus and its hotel, although at lower than normal attendance rates. Attendance at doctoral residencies beginning in the second quarter of 2021 returned to 2019 levels; however, the residencies were held at an off-site location during the Fall semester;

●	GCU shifted its start date for the Fall 2020 semester for its traditional ground students from August 24, 2020 to September 8, 2020, which had the effect of shifting tuition revenue for all GCU traditional students and certain ancillary revenue for residential students, from the third quarter of 2020 to the fourth quarter of 2020. This later start date for the Fall semester was retained in 2021 as the semester began on September 7, 2021;

●	GCU shifted its move-in date for its residential students in the Fall 2020 semester to the week of September 21, 2020, which reduced housing revenue and certain ancillary revenue for residential students by three weeks. In addition, approximately 4,900 of GCU’s traditional campus students elected to attend the Fall 2020 semester entirely in the online modality. Residential enrollment for the Fall 2020 semester was 11,441 whereas residential bed capacity is approximately 14,500. This reduction in residential students caused a reduction in GCU’s revenue and thus the service revenues earned by GCE. The number of residential students for the Fall semester of 2021 was 15,570, an increase of 36.1% over Fall semester of 2020;

●	The first week of the Spring 2021 semester was completed in an online modality for GCU’s traditional students to provide greater flexibility for students returning to campus after the holidays. Face-to-face instruction for the semester commenced on January 11, 2021 and ended April 1, 2021 for approximately 80% of classes, followed by two weeks of online instruction. Approximately 3,500 traditional ground students elected to complete the Spring 2021 semester entirely in the online modality. These changes had the effect of reducing GCU’s dormitory and ancillary revenues in the Spring of 2021 and thus the service revenues earned by GCE;

●	During the second quarter of 2020, GCU’s online enrollment growth accelerated significantly into the high single digits. The increased level of online enrollment at that time resulted from a combination of factors including an acceleration of new students starting programs, a higher-than-expected number of students returning to the university that had taken a break from their program (“re-enters”) and a lower-than-expected number of students deciding to drop out of or take a break from their program. We believe these trends were primarily caused by the shutdowns precipitated by the COVID-19 outbreak as greater numbers of working adults decided to return to school to finish undergraduate degree programs that they had previously started or to start new graduate degree programs during this time. These trends generally continued through the first quarter of 2021. Beginning in the second quarter of 2021, online enrollment growth rates as compared to the prior year period began to slow as both new enrollments and re-enters were down year over year, the numbers of students dropping out of school or taking periodic breaks in their program returned to historical levels and students completing their programs increased significantly on a year over year basis. These trends continued through the rest of 2021 and thus the year over year online growth rate continued to decline. The decline in new enrollments as compared to the prior year beginning in the second quarter of 2021 and continuing through the end of 2021 were also the result of recruitment challenges caused by the reduced access to schools, hospitals, and businesses where our potential students work. We believe that as the year over year comparables return to historical levels and schools, hospitals and businesses fully reopen, our online enrollment growth rate will begin to re-accelerate; and

●	Professional studies students have declined significantly since the onset of the COVID-19 outbreak. Professional studies students at that time were converted to the online learning environment; since then, most have completed their programs while no new cohorts have been started until very recently. Now that the university has approved the recruitment of new professional studies cohorts, we anticipate that the number of these students will begin to grow.

The changes described above at GCU have impacted or will impact GCE’s service revenue under the Master Services Agreement. In addition, due to the limited operating expenses that we incur to deliver those services, there has been or will be a direct reduction in our operating profit and operating margin.

GCE also provides services to numerous university partners across the United States, including GCU at off-campus classroom and laboratory sites. The majority of these university partners’ students are studying in the Accelerated Bachelor of Science in Nursing (“ABSN”) program which is offered in a 12-16-month format in three or four academic semesters. The Spring, Summer and Fall 2020 and Spring, Summer and Fall 2021 semesters were completed without interruption and each university partner has started its Spring 2022 semester. Some students who were scheduled to start their programs in the Summer 2020 semester delayed their start until the Fall 2020 semester, which resulted in lower enrollments and revenues in the Summer 2020 semester than was planned. In a number of locations, the demand to start in the Fall 2020 semester was greater than initially planned but a number of our university or healthcare partners chose not to increase the Fall 2020 cohort size to compensate for the Summer 2020 start shortfall due to concerns about clinical availability. The Fall 2020 enrollment was only slightly lower than our original expectations as the Summer 2020 new start shortfall was offset by higher retention rates and slightly higher than expected Fall 2020 new starts. Beginning with the Summer 2021 semester and continuing into the Fall 2021 semester, we have experienced a decline in revenue per student from students in these programs caused primarily by some students delaying their scheduled clinical courses due to vaccine mandates at hospital partners and we are starting to see a reduction in our off-site classroom and laboratory student enrollment growth rate due primarily to delays in the opening of scheduled new sites and requests by some of our university or hospital partners or their state regulatory boards to reduce cohort sizes due to concerns over potential clinical faculty availability caused by nursing and other healthcare employee shortages. This is especially true with our university partner’s Occupational Therapy Assistants (“OTA”) program in which enrollment declined 45.7% between December 31, 2020 and 2021 as the university partner stopped admitting new students for most of 2021 due to clinical placement backlog. None of our ABSN partners have stopped admitting new students but some locations that were scheduled to open in 2021 and 2022 have been pushed back and some existing partners have reduced incoming cohort sizes due to the concern that there are not enough nurses to serve as clinical faculty.

No other changes are currently anticipated with our other university partners related to the Spring 2022 semester that would have a material impact on GCE’s service revenue, operating profit and operating margins. However, if one of our university partners were to close an off-campus classroom and laboratory site prior to the end of the Spring 2022 semester or take some other action that adversely impacted program enrollment, such an event would reduce the service revenues earned by GCE.

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

GCE’s Services Agreements have a single performance obligation, as the promises to provide the identified services are not distinct within the context of these agreements. The single performance obligation is delivered as our partners receive and consume benefits, which occurs ratably over a series of distinct service periods (daily or semester). Service revenue is recognized over time using the output method of measuring progress towards complete satisfaction of the single performance obligation. The output method provides a faithful depiction of the performance toward complete satisfaction of the performance obligation and can be tied to the time elapsed which is consumed evenly over the service period and is a direct measurement of the value provided to our partners. The service fees received from our partners over the term of the agreement are variable in nature in that they are dependent upon the number of students attending the university partner’s program and revenues generated from those students during the service period. Due to the variable nature of the consideration over the life of the service arrangement, GCE considered forming an expectation of the variable consideration to be received over the service life of this one performance obligation. However, since the performance obligation represents a series of distinct services, GCE recognizes the variable consideration that becomes known and billable because these fees relate to the distinct service period in which the fees are earned. GCE meets the criteria in ASC 606 Revenue from Contracts with Customers and exercises the practical expedient to not disclose the aggregate amount of the transaction price allocated to the single performance obligation that is unsatisfied as of the end of the reporting period. GCE does not disclose the value of unsatisfied performance obligations because the directly allocable variable consideration is allocated entirely to a wholly unsatisfied promise to transfer a service that forms part of a single performance obligation. The service fees are calculated and settled per the terms of the Services Agreements and result in a settlement duration of less than one year for all partners. There are no refunds or return rights under the Services Agreements.

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

Income taxes. We recognize the amount of taxes payable or refundable for the current year and deferred tax assets and liabilities for future tax consequences of events that have been recognized in our consolidated financial statements or tax returns. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which the temporary differences are expected to be realized. Our deferred tax assets are subject to periodic recoverability assessments. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount that more likely than not will be realized. Realization of the deferred tax assets is principally dependent upon achievement of projected future taxable income offset by deferred tax liabilities. We evaluate the realizability of the deferred tax assets annually. Since becoming a taxable corporation in August 2005, we have not recorded any valuation allowances to date on our deferred income tax assets. We evaluate and account for uncertain tax positions using a two-step approach. Recognition occurs when we conclude that a tax position based solely on its technical merits, is more-likely-than-not to be sustained upon examination. Measurement determines the amount of benefit that is greater than 50% likely to be realized upon the ultimate settlement with a taxing authority that has full knowledge of the facts. Derecognition of a tax position that was previously recognized occurs when we determine that a tax position no longer meets the more-likely-than-not threshold of being sustained upon examination. As of December 31, 2021 and 2020, GCE has reserved approximately $14,108 and $11,318, respectively, for uncertain tax positions, including interest and penalties.

Results of Operations

In July 2019, the FASB issued Accounting Standards Update 2019-07, “Codification Updates to SEC Sections- Amendments to SEC Paragraphs Pursuant to SEC Final Rule Releases No. 33-10532, Disclosure Update and Simplification”, which makes a number of changes meant to simplify certain disclosures in financial condition and results of operations, particularly by eliminating year-to-year comparisons between prior periods previously disclosed. In complying with the relevant aspects of the rule covering the current year annual report, we now include disclosures on results of operations for fiscal year 2021 versus 2020 only. For a discussion of the results of operations for fiscal year 2020 vs 2019, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K filed with the SEC for the fiscal year ended December 31, 2020 incorporated herein by reference.

The following table sets forth certain income statement data as a percentage of net revenue for each of the periods indicated. Amortization of intangible assets and the loss on transaction have been excluded from the table below:

	Year Ended December 31,
	2021	2020
Costs and expenses
Technology and academic services	14.7%	13.7%
Counseling services and support	27.8	27.8
Marketing and communication	20.4	19.5
General and administrative	4.7	5.1

Year Ended December 31, 2021 Compared to Year Ended December 31, 2020

Service revenue. Our service revenue for the year ended December 31, 2021 was $896.6 million, an increase of $52.5 million, or 6.2%, as compared to service revenue of $844.1 million for the year ended December 31, 2020. The increase year over year in service revenue was primarily due to an increase in revenue per student year over year, partially offset by a slight decrease in university partner enrollments between years of 3.0%. The increase in revenue per student is primarily due to the service revenue impact of the higher room, board, fee and ancillary revenues at GCU in 2021 as compared to the same period in 2020 as a result of an increase in GCU residential student enrollment between periods due to the growth in traditional campus enrollment and the revenue impact of some residential students staying home and taking all of their courses online in 2020 (see - Impact of COVID-19 above). In addition, our services agreements with our other university partners generally generate a higher revenue per student than our agreement with GCU. This higher revenue is due to our service agreements with other partners generally provide us with a higher revenue share percentage, the partners have higher tuition rates than GCU and the majority of their students are studying in the ABSN program so these students take more credits on average per semester. In addition, we continue to open new off-campus classroom and laboratory sites increasing the total number of these sites to 31 as of December 31, 2021. Partner enrollments totaled 112,554 at December 31, 2021 as compared to 115,997 at December 31, 2020. University partner enrollments at our off-campus classroom and laboratory sites were 4,684, an increase of 5.9% over enrollments at December 31, 2020, which includes 269 GCU students at December 31, 2021. This growth rate has slowed over the past year primarily due to a 45.7% decline in OTA students. Year over year ABSN student growth has slowed to 13.8% at December 31, 2021 (see – Impact of COVID-19 above). Enrollments at GCU declined to 108,139 at December 31, 2021, a decrease of 3.1% over enrollments at December 31, 2020. Enrollments for GCU ground traditional students were 23,629 at December 31, 2021 up from 22,185 at December 31, 2020 primarily due to a 9.9% increase in traditional ground students between years. GCU’s ground traditional students residing on campus in GCU’s residence halls increased from 11,441 in the Fall of 2020 to 15,570 in the Fall of 2021, an increase of 36.1%, representing approximately 65.9% of GCU’s ground traditional students. GCU had a decline in its working adult students (online and professional studies) between December 31, 2020 to December 31, 2021 (see – Impact of COVID-19 above). Last, we generated slightly more revenues in 2020 as compared to the same period in 2021 due to 2020 being a Leap Year and thus providing an extra day of revenue in 2020 as compared to 2021.

Technology and academic services. Our technology and academic services expenses for the year ended December 31, 2021 were $132.1 million, an increase of $16.1 million, or 13.8%, as compared to technology and academic services expenses of $116.0 million for the year ended December 31, 2020. This increase was primarily due to increases in employee compensation and related expenses including share-based compensation, in occupancy and depreciation including lease expenses, and in other technology and academic supply costs of $17.0 million, $3.3 million and $0.8 million, respectively. These increases were partially offset by the $5.0 million reversal of the credit loss reserve as a result of the repayment by GCU for the Secured Note and capital expenditure loans in the fourth quarter of 2021. The increases, in turn, were primarily due to increased headcount to support our 27 university partners, and their increased enrollment growth, tenure-based salary adjustments, an increase in benefit costs and the increased number of off-campus classroom and laboratory sites open between years. Our technology and academic services expenses as a percentage of net revenue increased 1.0% to 14.7% for the year ended December 31, 2021, from 13.7% for the year ended December 31, 2020 primarily due to our services agreements with university partners that provide for off-campus classroom and laboratory sites, which necessitate a higher level of technology and academic services than does our agreement with GCU, partially offset by the service revenue impact of the higher room, board, fee and ancillary revenues at GCU in 2021 as compared to the same period in 2020 (see - Impact of COVID-19 above). We anticipate that technology and academic services expenses as a percentage of revenue will continue to increase in the future as we open more off-site classroom and laboratory sites.

Counseling services and support. Our counseling services and support expenses for the year ended December 31, 2021 were $249.2 million, an increase of $14.7 million, or 6.2%, as compared to counseling services and support expenses of $234.5 million for the year ended December 31, 2020. This increase was primarily attributable to increases in employee compensation and related expenses including share-based compensation, increases in other counseling services and support expenses and in depreciation, amortization and occupancy costs of $8.9 million, $5.7 million and $0.1 million, respectively. The increases in employee compensation and related expenses were primarily due to increased headcount to support our 27 university partners, and their increased enrollment growth, tenure-based salary adjustments, and an increase in benefit costs. The increase in other counseling services and support expenses is primarily the result of increased travel costs to service our 27 university partners as compared to the COVID-19 impacted 2020, during which all non-essential travel ceased in mid-March and only a small amount of travel occurred for the remainder of 2020. Occupancy and depreciation costs increased slightly due to the increased number of off-campus classroom and laboratory sites open year over year, partially offset by a large percentage of our workforce continuing to work remotely. Our counseling services and support expenses as a percentage of net revenue stayed flat at 27.8% for the years ended December 31, 2021 and 2020 primarily due to our ability to leverage our other counseling services and support expenses across an increasing revenue base, increases in service revenue from the higher room, board and ancillary revenues at GCU in 2021 (see – Impact of COVID-19 above), partially offset by increased travel costs. We anticipate that counseling services and support expense as a percentage of revenue will increase in 2022 as we grow our employee base and their compensation to meet our university partners’ growth expectations and retain our employees.

Marketing and communication. Our marketing and communication expenses for the year ended December 31, 2021 were $182.9 million, an increase of $18.6 million, or 11.3%, as compared to marketing and communication expenses of $164.3 million for the year ended December 31, 2020. This increase was primarily attributable to the increased cost to market our university partners’ programs and due to the marketing of new university partners and new off-campus classroom and laboratory sites which resulted in increased advertising of $16.4 million, increased employee compensation expenses and related expenses including share-based compensation of $1.2 million and increased other marketing supplies of $1.0 million. Our marketing and communication expenses as a percentage of net revenue increased by 0.9% to 20.4% for the year ended December 31, 2021, from 19.5% for the year ended December 31, 2020, primarily due to the increase in the number of new university partners and their growth expectations and increased off-campus classroom and laboratory sites open between years, partially offset by increases in service revenue from the higher room, board and ancillary revenues at GCU in 2021 (see – Impact of COVID-19 above).

General and administrative. Our general and administrative expenses for the year ended December 31, 2021 were $41.8 million, a decrease of $1.6 million, or 3.5%, as compared to general and administrative expenses of $43.4 million for the year ended December 31, 2020. This decrease was primarily due to decreases in other general and administrative expenses of $2.0 million, decreases in employee compensation and related expenses including share-based compensation of $1.8 million and a slight decrease in occupancy and depreciation of $0.1 million, partially offset by an increase in professional fees of $2.3 million. The decrease in other general and administrative expenses is primarily due to continued decreases in travel costs over the prior year. The decrease in employee compensation and related expenses is primarily related to lower headcount at our office in Indiana as we have transitioned a number of back office functions to Arizona. The increase in professional fees is primarily related to increased legal, audit and insurance costs. Our decrease in occupancy and depreciation are primarily related to a significant portion of our workforce continuing to work remotely in 2021. Our general and administrative expenses as a percentage of net revenue decreased by 0.4% to 4.7% for the year ended December 31, 2021, from 5.1% for the year ended December 31, 2020 due to the lower other general and administrative expenses, lower employee compensation costs, increases in service revenue from the higher room, board and ancillary revenue at GCU in 2021 (see – Impact of COVID-19 above), partially offset by increased professional fees.

Amortization of intangible assets. Amortization of intangible assets for the years ended December 31, 2021 and 2020 were $8.4 million for both periods. As a result of the Acquisition, certain identifiable intangible assets were created (primarily customer relationships) that will be amortized over their expected lives.

Interest income on Secured Note. Interest income on the Secured Note for the year ended December 31, 2021 was $52.1 million, a decrease of $7.1 million, or 12.0%, as compared to $59.2 million for the year ended December 31, 2020. GCE recognized interest income on its Secured Note with GCU including borrowings made for capital expenditures, at an interest rate of 6%. The decrease over the prior year was primarily due to GCU repaying $500.0 million of the outstanding balance of the Secured Note receivable on October 29, 2021 and the remaining balance of the Secured Note receivable of $469.9 million on December 9, 2021. As the Secured Note receivable is paid off we do not anticipate any interest income to be earned in the future.

Interest expense. Interest expense was $3.6 million for the year ended December 31, 2021, a decrease of $0.8 million, as compared to interest expense of $4.4 million for the year ended December 31, 2020. The decrease in interest expense is primarily due to the repayment and termination of the credit facility in early November, partially offset by the write-off of the remaining deferred loan costs of $1.0 million in 2021 at the time of the termination of the credit facility.

Investment interest and other. Investment interest and other for the year ended December 31, 2021 was $0.6 million, a decrease of $0.3 million, as compared to $0.9 million for the year ended December 31, 2020. This decrease was primarily attributable to a decline in interest income on excess cash primarily due to significantly lower interest rates.

Income tax expense. Income tax expense for the year ended December 31, 2021 was $70.9 million, a decrease of $5.0 million, or 6.6%, as compared to income tax expense of $75.9 million for the year ended December 31, 2020. This decrease is the result of a decrease in our effective tax rate and a slight decline in taxable income between years. Our effective tax rate was 21.4% during the year ended December 31, 2021 as compared to 22.8% during the year ended December 31, 2020. The effective tax rate in 2021 was favorably impacted by higher excess tax benefits of $4.4 million compared to excess tax benefits of $1.4 million for the year ended December 31, 2020. The inclusion of excess tax benefits and deficiencies as a component of our income tax expense increases the volatility within our provision for income taxes as the amount of excess tax benefits or deficiencies from share-based compensation awards are dependent on our stock price at the date the restricted awards vest, our stock price on the date an option is exercised, and the quantity of options exercised. Our restricted stock vests in March each year so the favorable benefit will primarily impact the first quarter each year. We anticipate our excess tax benefits in future years will be more similar to 2020 than 2021 as all stock options issued in prior years have been exercised.

Net income. Our net income for the year months ended December 31, 2021 was $260.3 million, an increase of $3.01 million, or 1.2% as compared to $257.2 million for the year ended December 31, 2020, due to the factors discussed above.

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

Liquidity and Capital Resources

	As of December 31,
(In thousands)	2021	2020
Cash, cash equivalents and investments	$600,941	$256,609
Notes payable	—	107,774
Unused revolving line of credit	—	150,000

Overview

Our liquidity position, as measured by cash and cash equivalents plus borrowing availability increased by $86.6 million during fiscal 2021, which was largely attributable to the Secured Note receivable payoff of $1.0 billion by GCU and net cash provided by operating activities of $313.1 million. These large inflows were partially offset by the principal payments and the payoff of our credit facility as well as the termination of our unused revolving line of credit of $107.8 million and $150.0 million, respectively, and share repurchases during fiscal year 2021 of $803.8 million.

Based on our current level of operations and anticipated growth, we believe that our cash flow from operations and other sources of liquidity, including cash and cash equivalents, will provide adequate funds for ongoing operations, planned capital expenditures, and working capital requirements for at least the next 24 months.

Cash Flows from Operating Activities

	Year Ended December 31,
(In thousands)	2021	2020
Net cash provided by operating activities	$313,119	$308,823

The slight increase in cash generated from operating activities between the years ended December 31, 2020 and 2021 was primarily due to an increase in net income and changes in other working capital balances. We define working capital as the assets and liabilities, other than cash, generated through GCE’s primary operating activities. Changes in these balances are included in the changes in assets and liabilities presented in the statement of cash flows.

Cash Flows from Investing Activities

	Year Ended December 31,
(In thousands)	2021	2020
Net cash provided by (used in) investing activities	$950,979	$(19,351)

Investing activities provided $951.0 million of cash in fiscal 2021 primarily due to the repayment of the Secured Note receivable by GCU for $969.9 million. Investing activities consumed $19.4 million of cash in fiscal 2020. Funding to GCU for fiscal 2020 net of repayments totaled nil.

In 2021 and 2020 cash used in investing activities was primarily related to capital expenditures of $28.9 million and $29.4 million, respectively. Capital expenditures for both fiscal years primarily consisted of leasehold improvements and equipment for new off-campus classroom and laboratory sites, as well as purchases of computer equipment, internal use software projects and furniture and equipment to support our increasing employee headcount. The Company intends to continue to spend approximately $30.0 million to $35.0 million per year for capital expenditures.

Proceeds from investments, net of purchases of short-term investments was $10.5 million in fiscal 2021. Proceeds from investments was $10.6 million in fiscal 2020. In 2021, the Company elected to utilize its excess cash balances from both operating cash flows and the payoff of the Secured Note to repurchase its shares.

Cash Flows from Financing Activities

	Year Ended December 31,
(In thousands)	2021	2020
Net cash used in financing activities	$(908,926)	$(166,275)

Financing activities consumed $908.9 million of cash in fiscal 2021 compared to $166.3 in fiscal 2020. During 2021 and 2020, principal and revolver payments were $107.8 million and $33.1 million, respectively. 2020 payments represented quarterly term loan repayments and 2021 payments represented quarterly term loan repayments through the third quarter with the remaining balance of the credit facility paid and the credit facility terminated in October 2021, when the Secured Note receivable began to be repaid by GCU.

Proceeds received from option exercises totaled $2.7 million in fiscal 2021 and $0.9 million in fiscal 2020.

During fiscal 2021 and 2020, $797.8 million and $129.0 million, respectively, was used to purchase treasury stock in accordance with GCE’s share repurchase program. In 2021 and 2020, $6.0 million and $5.0 million, respectively, of cash was utilized to purchase common shares withheld in lieu of income taxes resulting from the vesting of restricted share awards. The Company intends to continue using a portion of its cash flows from operations and the remaining proceeds from the repayment of the Secured Note receivable to repurchase its shares.

Share Repurchase Program

In January 2021, July 2021, and January 2022 our Board of Directors increased the authorization under its existing stock repurchase program by $100.0 million, $970.0 million and $175.0 million respectively, reflecting an aggregate authorization for share repurchases since the initiation of the program of $1,645.0 million. The current expiration date on the repurchase authorization by our Board of Directors is December 31, 2022. Repurchases occur at the Company’s discretion and the Company may modify, suspend or discontinue the repurchase authorization at any time.

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

Since 2011, we have purchased 14.8 million shares of common stock at an aggregate cost of $1,049.6 million, which includes 9,199,449 shares of common stock at an aggregate cost of $797.8 million during the year ended December 31, 2021.

Contractual Obligations

Our contractual obligations primarily consist of capital expenditures primarily for new off-campus classroom and laboratory sites opening and continued spend on computer equipment, software licenses, internal software development and furniture and equipment to support our increasing employee headcount. See Note 9 - Leases, in Item 8, Consolidated Financial Statements and Supplementary Data. There are no other material contractual obligations or commitments for the Company.

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

The following table reconciles net income to Adjusted EBITDA for the periods indicated:

	Year Ended December 31,
	2021	2020
Net income	$260,344	$257,196
Plus: interest expense	3,601	4,402
Less: interest income on Secured Note	(52,090)	(59,190)
Less: investment interest and other	(610)	(915)
Plus: income tax expense	70,945	75,944
Plus: amortization of intangible assets	8,419	8,419
Plus: depreciation and amortization	21,994	21,233
EBITDA	312,603	307,089
Plus: contributions in lieu of state income taxes(a)	5,000	5,000
Less: reversal of credit loss reserve(b)	(5,000)	—
Plus: share-based compensation(c)	11,526	10,663
Plus: estimated litigation and regulatory reserves(d)	3,225	1,078
Adjusted EBITDA	$327,354	$323,830
(a)	Represents contributions to various private Arizona school tuition organizations to assist with funding for education. In connection with such contributions made, we received a dollar-for-dollar state income tax credit, which resulted in a reduction in our effective income tax rate to 21.4% and 22.8% for the years ended December 31, 2021 and 2020, respectively. Had these contributions not been made, our effective tax rate would have been 22.6% and 23.9% for 2021 and 2020, respectively. Such contributions are viewed by our management to be made in lieu of payments of state income taxes and are therefore excluded from evaluation of our core operating performance.
(b)	Represents the reversal of the credit loss reserve on the Secured Note receivable due to repayment in full by GCU in the fourth quarter of 2021.
(c)	Reflects share-based compensation expense related to GCE employees.
(d)	Reflects primarily regulatory litigation as GCE retained responsibility for all liabilities of GCU arising prior to the closing date of the Transaction. See Note 2 – The Transaction in our consolidated financial statements for a full description of the Transaction.

Recent Accounting Pronouncements

See Note 4 - Summary of Significant Accounting Policies, in Item 8, Consolidated Financial Statements and Supplementary Data.

Item 7A.         Quantitative and Qualitative Disclosures about Market Risk

Market risk. As of December 31, 2021, we have no derivative financial instruments or derivative commodity instruments. We invest cash in excess of current operating requirements in short term certificates of deposit and money market instruments, municipal bond portfolios, or municipal mutual funds at multiple financial institutions.

Interest rate risk. We manage interest rate risk by investing excess funds in cash equivalents, BBB or higher rated municipal bonds, municipal mutual funds and commercial paper bearing variable interest rates, which are tied to various market indices or individual bond coupon rates. Our future investment income may fall short of expectations due to changes in interest rates or we may suffer losses in principal if we are forced to sell securities before their maturity date that have declined in market value due to changes in interest rates. At December 31, 2021, a 10% increase or decrease in interest rates would not have a material impact on our future earnings, fair values, or cash flows.

Item 8.        Consolidated Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
Grand Canyon Education, Inc.:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Grand Canyon Education, Inc. and subsidiaries (the Company) as of December 31, 2021 and 2020, the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2021, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2021, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 16, 2022 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

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

Evaluation of the sufficiency of audit evidence over service revenue

As discussed in Note 4 to the consolidated financial statements, service revenue is recognized from the delivery of support services to institutions in the post-secondary education sector of the United States (University Partners). The transaction price for support services is based on the Company receiving a contracted percentage of the University Partner’s tuition and fee revenue. The tuition and fee information received varies depending on the respective University Partner’s reporting processes and the services provided. The Company recorded $897 million of service revenue for the year ended December 31, 2021.

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

Phoenix, Arizona
February 16, 2022

Grand Canyon Education, Inc.

Consolidated Balance Sheets

	As of December 31,
(In thousands, except par value)	2021	2020

ASSETS:
Current assets
Cash and cash equivalents	$600,941	$245,769
Investments	—	10,840
Accounts receivable, net	70,063	62,189
Interest receivable on Secured Note	—	5,011
Income tax receivable	1,275	1,294
Other current assets	8,766	8,639
Total current assets	681,045	333,742
Property and equipment, net	136,120	128,657
Right-of-use assets	57,652	61,020
Secured Note receivable, net	—	964,912
Amortizable intangible assets, net	185,219	193,638
Goodwill	160,766	160,766
Other assets	1,943	1,844
Total assets	$1,222,745	$1,844,579
LIABILITIES AND STOCKHOLDERS’ EQUITY:
Current liabilities
Accounts payable	$24,306	$16,583
Accrued compensation and benefits	32,714	34,248
Accrued liabilities	27,593	21,945
Income taxes payable	5,895	5,405
Deferred revenue	10	—
Current portion of lease liability	7,426	7,393
Current portion of notes payable	—	33,144
Total current liabilities	97,944	118,718
Deferred income taxes, noncurrent	25,962	20,288
Other long term liability	37	3
Lease liability, less current portion	53,755	56,611
Notes payable, less current portion	—	74,630
Total liabilities	177,698	270,250
Commitments and contingencies
Stockholders’ equity
Preferred stock, $0.01 par value, 10,000 shares authorized; 0 shares issued and outstanding at December 31, 2021 and December 31, 2020	—	—
Common stock, $0.01 par value, 100,000 shares authorized; 53,637 and 53,277 shares issued and 37,722 and 46,649 shares outstanding at December 31, 2021 and December 31, 2020, respectively	536	533
Treasury stock, at cost, 15,915 and 6,628 shares of common stock at December 31, 2021 and December 31, 2020, respectively	(1,107,211)	(303,379)
Additional paid-in capital	296,670	282,467
Retained earnings	1,855,052	1,594,708
Total stockholders’ equity	1,045,047	1,574,329
Total liabilities and stockholders’ equity	$1,222,745	$1,844,579

The accompanying notes are an integral part of these consolidated financial statements.

Grand Canyon Education, Inc.

Consolidated Income Statements

	Year Ended December 31,
(In thousands, except per share data)	2021	2020	2019
Service revenue	$896,564	$844,096	$778,643
Costs and expenses:
Technology and academic services	132,078	116,012	90,512
Counseling services and support	249,179	234,534	223,598
Marketing and communication	182,872	164,334	142,896
General and administrative	41,826	43,360	44,317
Amortization of intangible assets	8,419	8,419	8,223
Loss on transaction	—	—	3,966
Total costs and expenses	614,374	566,659	513,512
Operating income	282,190	277,437	265,131
Interest income on Secured Note	52,090	59,190	59,297
Interest expense	(3,601)	(4,402)	(11,311)
Investment interest and other	610	915	4,385
Income before income taxes	331,289	333,140	317,502
Income tax expense	70,945	75,944	58,327
Net income	$260,344	$257,196	$259,175
Earnings per share:
Basic income per share	$5.94	$5.49	$5.42
Diluted income per share	$5.92	$5.45	$5.37
Basic weighted average shares outstanding	43,835	46,880	47,814
Diluted weighted average shares outstanding	43,958	47,165	48,266

The accompanying notes are an integral part of these consolidated financial statements.

Grand Canyon Education, Inc.

Consolidated Statements of Comprehensive Income

	Year Ended December 31,
(In thousands)	2021	2020	2019
Net income	$260,344	$257,196	$259,175
Other comprehensive income, net of tax:
Unrealized losses on hedging derivatives, net of taxes of $107 for the year ended December 31, 2019	—	—	(390)
Reclassification of expired interest rate corridor to interest expense, net of taxes of $257 for the year ended December 31, 2019	—	—	843
Comprehensive income	$260,344	$257,196	$259,628

The accompanying notes are an integral part of these consolidated financial statements.

Grand Canyon Education, Inc.

Consolidated Statements of Stockholders’ Equity

(In thousands)

	Year Ended December 31, 2021
						Accumulated
					Additional	Other
	Common Stock		Treasury Stock		Paid-in	Comprehensive	Retained
	Shares	Par Value	Shares	Cost	Capital	Loss	Earnings	Total
Balance at December 31, 2018	52,690	$527	4,489	$(125,452)	$256,806	$(453)	$1,082,169	$1,213,597
Comprehensive income	—	—	—	—	—	453	259,175	259,628
Common stock purchased for treasury	—	—	376	(35,786)	—	—	—	(35,786)
Restricted shares forfeited	—	—	16	—	—	—	—	—
Share-based compensation	152	2	68	(8,127)	10,298	—	—	2,173
Exercise of stock options	212	2	—	—	3,819	—	—	3,821
Balance at December 31, 2019	53,054	$531	4,949	$(169,365)	$270,923	$—	$1,341,344	$1,443,433
Cumulative effect from the adoption of accounting pronouncements, net of taxes of $1,168	—	—	—	—	—	—	(3,832)	(3,832)
Comprehensive income	—	—	—	—	—	—	257,196	257,196
Common stock purchased for treasury	—	—	1,602	(129,045)	—	—	—	(129,045)
Restricted shares forfeited	—	—	15	—	—	—	—	—
Share-based compensation	167	1	62	(4,969)	10,662	—	—	5,694
Exercise of stock options	56	1	—	—	882	—	—	883
Balance at December 31, 2020	53,277	$533	6,628	$(303,379)	$282,467	$—	$1,594,708	$1,574,329
Comprehensive income	—	—	—	—	—	—	260,344	260,344
Common stock purchased for treasury	—	—	9,199	(797,838)	—	—	—	(797,838)
Restricted shares forfeited	—	—	32	—	—	—	—	—
Share-based compensation	184	1	56	(5,994)	11,525	—	—	5,532
Exercise of stock options	176	2	—	—	2,678	—	—	2,680
Balance at December 31, 2021	53,637	$536	15,915	$(1,107,211)	$296,670	$—	$1,855,052	$1,045,047

The accompanying notes are an integral part of these consolidated financial statements.

Grand Canyon Education, Inc.

Consolidated Statements of Cash Flows

	Year Ended December 31,
(In thousands)	2021	2020	2019
Cash flows provided by operating activities:
Net income	$260,344	$257,196	$259,175
Adjustments to reconcile net income to net cash provided by operating activities:
Share-based compensation	11,526	10,663	10,300
Reversal of credit loss reserve	(5,000)	—	—
Depreciation and amortization	21,994	21,233	18,696
Amortization of intangible assets	8,419	8,419	8,223
Deferred income taxes	5,674	3,136	1,670
Loss on transaction	—	—	3,966
Other, including fixed asset impairments	677	571	(335)
Changes in assets and liabilities:
Accounts receivable and interest receivable from university partners	(2,863)	(13,250)	766
Other assets	(256)	(621)	2,136
Right-of-use assets and lease liabilities	545	2,151	833
Accounts payable	7,392	1,012	(3,095)
Accrued liabilities	4,148	18,612	5,078
Income taxes receivable/payable	509	(279)	(1,044)
Student deposits	—	—	(25)
Deferred rent	10	(20)	—
Net cash provided by operating activities	313,119	308,823	306,344
Cash flows provided by (used in) investing activities:
Capital expenditures	(28,875)	(29,418)	(22,391)
Additions of amortizable content	(515)	(524)	(260)
Acquisition, net of cash acquired	—	—	(361,184)
Funding to GCU	(190,000)	(75,000)	(169,819)
Repayment by GCU	1,159,912	75,000	100,000
Purchases of investments	(56,335)	—	(9,384)
Proceeds from sale or maturity of investments	66,792	10,591	57,163
Net cash provided by (used in) investing activities	950,979	(19,351)	(405,875)
Cash flows (used in) provided by financing activities:
Principal payments on notes payable	(107,774)	(33,144)	(92,433)
Debt issuance costs	—	—	(2,385)
Proceeds from notes payable	—	—	243,750
Net borrowings from revolving line of credit	—	—	(68,750)
Repurchase of common shares including shares withheld in lieu of income taxes	(803,832)	(134,014)	(43,913)
Net proceeds from exercise of stock options	2,680	883	3,821
Net cash (used in) provided by financing activities	(908,926)	(166,275)	40,090
Net increase (decrease) in cash and cash equivalents and restricted cash	355,172	123,197	(59,441)
Cash and cash equivalents and restricted cash, beginning of period	245,769	122,572	182,013
Cash and cash equivalents and restricted cash, end of period	$600,941	$245,769	$122,572
Supplemental disclosure of cash flow information
Cash paid for interest	$3,697	$4,306	$11,516
Cash paid for income taxes	$61,900	$68,381	$59,903
Supplemental disclosure of non-cash investing and financing activities
Purchases of property and equipment included in accounts payable	$1,536	$1,206	$469
Allowance for credit losses of $5,000, net of taxes of $1,168 from adoption of ASU 2016-13	$—	$3,832	$—
Lease adoption - recognition of right of use assets and lease liabilities	$—	$—	$498
ROU Asset and Liability recognition	$3,368	$33,250	$14,203
Reclassification of interest rate corridor due to expiration	$—	$—	$1,100

The accompanying notes are an integral part of these consolidated financial statements.

Grand Canyon Education, Inc.

Notes to Consolidated Financial Statements

(In thousands, except per share data)

1. Nature of Business

Grand Canyon Education, Inc. (together with its subsidiaries, the “Company” or “GCE”) is a publicly traded education services company dedicated to serving colleges and universities. GCE has developed significant technological solutions, infrastructure and operational processes to provide services to these institutions on a large scale. GCE’s most significant university partner is Grand Canyon University (“GCU”), an Arizona non-profit corporation that operates a comprehensive regionally accredited university that offers graduate and undergraduate degree programs, emphases and certificates across nine colleges both online, on ground at its campus in Phoenix, Arizona and at two off-site classroom and laboratory sites.

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

Since the Acquisition, GCE, together with Orbis Education, has continued to add additional university partners. In the healthcare field, we work in partnership with a growing number of top universities and healthcare networks across the country, offering healthcare-related academic programs at off-campus classroom and laboratory sites located near healthcare providers and developing high-quality, career-ready graduates who enter the workforce ready to meet the demands of the healthcare industry. In addition, we have begun providing certain services to a university partner to assist them in expanding their online graduate programs. As of December 31, 2021, GCE provides education services to 27 university partners across the Unites States.

GCE was formed in Delaware in November 2003 as a limited liability company, under the name Significant Education, LLC, for the purchase of acquiring the assets of the University from a non-profit foundation on February 2, 2004. On August 24, 2005, the Company converted from a limited liability company to a corporation and changed its name to Significant Education, Inc. On May 9, 2008, the Company changed its name to Grand Canyon Education, Inc. The Company’s wholly owned subsidiaries were historically used to facilitate expansion of the university campus prior to the Transaction.

2. The Transaction

On July 1, 2018, the Company consummated an Asset Purchase Agreement (the “Asset Purchase Agreement”) with GCU. In conjunction with the Asset Purchase Agreement, we received a secured note from GCU as consideration for the transferred assets (the “Transferred Assets”) in the initial principal amount of $870,097 (the “Secured Note”). The Secured Note contained customary commercial credit terms, including affirmative and negative covenants applicable to GCU, and provided that the Secured Note bore interest at an annual rate of 6.0%, had a maturity date of June 30, 2025, and was secured by all of the assets of GCU. The Secured Note provided for GCU to make interest only payments during the term, with all principal and accrued and unpaid interest due at maturity and also provides that we may loan additional amounts to GCU to fund approved capital expenditures. As of December 31, 2021, the Secured Note receivable had been fully paid including loans for capital expenditures and all pledged assets from GCU have been released.

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

3. Acquisition

On January 22, 2019, GCE acquired Orbis Education for $361,184 (inclusive of closing date adjustments and net of cash acquired). Orbis Education is an education services company that supports healthcare education programs for university partners across the United States. Concurrent with the closing of the Acquisition, GCE entered into an amended and restated credit agreement and used $191,000 from the amended and restated credit agreement and $171,034 of operating cash on hand to complete the purchase. See Note 10 of our consolidated financial statements for a description of the amended and restated credit agreement. The fair value of the assets acquired, less the liabilities assumed exceeded the purchase price by $157,825 which was recorded as goodwill. Transaction costs for the Acquisition for the year ended December 31, 2019 were $3,966, which are included in the loss on transaction in our consolidated income statement.

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

	Three Months Ended December 31,	Year Ended December 31,
	2019	2019
Net revenue
As Reported	$213,247	$778,643
Pro forma	$213,247	$781,893

Net income
As Reported	$76,669	$259,175
Pro forma	$76,669	$247,930

The pro forma information above for the three months ended and the year ended December 31, 2019 includes acquisition related costs in both periods, amortization of intangible assets as a result of the Acquisition, additional interest expense on the debt issued to finance the Acquisition, depreciation expense based on the estimated fair value of the assets acquired, and warrant expense and related tax effects. The pro forma financial information is not necessarily indicative of the results of operations that would have occurred had the transactions been consummated on January 1, 2019.

4. Summary of Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. Intercompany transactions have been eliminated in consolidation.

Use of Estimates

The preparation of consolidated financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts in the consolidated financial statements and accompanying notes, including the collection of accounts receivables and reserves associated with uncertain tax positions. Actual results could differ from those estimates.

Cash and Cash Equivalents

The Company invests a portion of its cash in excess of current operating requirements in short term certificates of deposit and money market instruments. The Company considers all highly liquid investments with maturities of three months or less at the time of purchase to be cash equivalents.

Investments

As of December 31, 2021, the Company had no investments. As of December 31, 2020, the Company considers its investments in municipal bonds, mutual funds, municipal securities, corporate bonds, collateralized mortgage obligations, certificates of deposit and commercial paper as trading securities based on the Company’s intent

Grand Canyon Education, Inc.

Notes to Consolidated Financial Statements

(In thousands, except per share data)

for the respective security. Trading securities are carried at fair value determined using Level 1 and Level 2 of the hierarchy of valuation inputs, with the use of quoted market prices and inputs other than quoted prices that are observable for the assets and unrealized holding gains and losses are included in earnings. Available-for-sale securities are carried at fair value, with unrealized gains and losses, net of tax, reported as a separate component of other comprehensive income. Comprehensive income and unrealized losses considered to be other-than-temporary are recognized currently in earnings. Amortization of premiums, accretion of discounts, interest and dividend income and realized gains and losses are included in interest and other income.

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

Costs that are capitalized include payroll and payroll-related costs for employees who are directly associated and spend time producing content and payments to faculty and subject matter experts involved in the process.  The Company starts capitalizing content costs when it begins to develop or to convert a particular course, resources have been assigned and a timeline has been set. The content asset is placed in service when all work is complete and the curriculum could be used for instruction. Capitalized content development assets are included in other assets in our consolidated balance sheets. The Company has concluded that the most appropriate method to amortize the deferred content assets is on a straight-line basis over the estimated life of the course, which is generally four years which corresponds with course’s review and major revision cycle. As of December 31, 2021 and 2020, $1,168 and $1,198, respectively, net of amortization, of deferred content assets are included in other assets in the Company’s consolidated balance sheets and amortization is included in technical and academic services where the costs originated.

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

Finite-lived intangible assets that are acquired in a business combination are recorded at fair value on their acquisition dates and are amortized using a method that reflects the pattern in which the economic benefits of the intangible assets are consumed or on a straight-line basis over the estimated useful life of the intangible asset if the pattern of economic benefit cannot be reliability determined. Finite-lived intangible assets consist of university partner

Grand Canyon Education, Inc.

Notes to Consolidated Financial Statements

(In thousands, except per share data)

relationships and trade names. The Company reviews its finite-lived intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an intangible asset may not be recoverable. There were no indicators that the carrying amount of the finite-lived intangible assets were impaired as of December 31, 2021. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to undiscounted future net cash flows expected to be generated by the assets. If such intangible assets are not recoverable, a potential impairment loss is recognized to the extent the carrying amounts of the assets exceeds the fair value of the assets.

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

Fair Value of Financial Instruments

The carrying value of cash and cash equivalents, accounts receivable, accounts payable, accrued compensation and benefits and accrued liabilities approximate their fair value based on the liquidity or the short-term maturities of these instruments. As of December 31, 2020 the carrying value and fair value of the Company’s Secured Note was $964,912 and $1,049,458, respectively. Fair value of the Secured Note was estimated based upon average yields of similar debt arrangements in the marketplace. As of December 31, 2020 the carrying value of notes payable approximate fair value based on its variable rate index.

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

Grand Canyon Education, Inc.

Notes to Consolidated Financial Statements

(In thousands, except per share data)

The Company applies a more-likely-than-not threshold for financial statement recognition and measurement of an uncertain tax position taken or expected to be taken in a tax return. The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. As of December 31, 2021 and 2020, the Company has reserved approximately $14,108 and $11,318, respectively, for uncertain tax positions, including interest and penalties, which is classified within accrued liabilities on the accompanying consolidated balance sheet.

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

Revenue Recognition

The Company generates all of its revenue through services agreements with its university partners (“Services Agreements”), pursuant to which the Company provides integrated technology and academic services, marketing and communication services, and back-office services to its university partners in return for a percentage of tuition and fee revenue.

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

Grand Canyon Education, Inc.

Notes to Consolidated Financial Statements

(In thousands, except per share data)

The Company’s receivables represent unconditional rights to consideration from our Services Agreements with our university partners. Accounts receivable, net is stated at net realizable value and contains billed and unbilled revenue. The Company utilizes the allowance method to provide for doubtful accounts based on its evaluation of the collectability of the amounts due. There have been no amounts written off and no reserves established as of December 31, 2021 given historical collection experience. The Company will continue to review and revise its allowance methodology based on its collection experience with its partners.

For our partners with unbilled revenue, revenue recognition occurs in advance of billings. Billings for some university partners do not occur until after the service period has commenced and final enrollment information is available. Our unbilled revenue of $3,841 and $294 as of December 31, 2021 and 2020, respectively, are included in accounts receivable in our consolidated balance sheets. Deferred revenue represents the excess of amounts received as compared to amounts recognized in revenue on our consolidated statements of income as of the end of the reporting period, and such amounts are reflected as a current liability on our consolidated balance sheets. We generally receive payments for our services billed within 30 days of invoice. These payments are recorded as deferred revenue until the services are delivered and revenue is recognized.

Allowance for Credit Losses

The Company records its accounts receivable and previously had recorded its Secured Note receivable at the net amount expected to be collected. Our accounts receivable are derived through education services provided to university partners. Our Secured Note receivable was derived through the sale of university-related assets to our most significant university partner, GCU. The Company maintains an allowance for credit losses resulting from our university partners not making payments. The Company determines the adequacy of the allowance by periodically evaluating each university partner’s balance, considering their financial condition and credit history, and considering current and forecasted economic conditions. In the first quarter of 2020, the Company adopted ASU 2016-13, Financial Instruments – Credit Losses: Measurement of Credit Losses on Financial Instruments using a modified retrospective approach. This model requires consideration of a broader range of reasonable and supportable information and requires the Company to estimate expected credit losses including a measure of the expected risk of credit loss even if that risk is remote over the lifetime of the asset. Upon adoption, the Company recorded a reserve of $5,000 on its long-term Secured Note receivable. The cumulative effect for the Company upon adoption of this new standard was $3,832, net of taxes of $1,168. Bad debt expense is recorded as a technology and academic services expense in the consolidated income statement. In the fourth quarter of 2021, the Secured Note receivable was paid off and the credit loss reserve of $5,000 was reversed. The Company will continue to actively monitor the impact of the COVID-19 pandemic as well as other factors on expected credit losses.

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

Concentration of Credit Risk

The Company believes the credit risk related to cash equivalents and investments is limited due to its adherence to an investment policy that required investments to have a minimum BBB rating, depending on the type of security, by one major rating agency at the time of purchase. All of the Company’s cash equivalents and investments as of December 31, 2021 and 2020 consist of investments rated BBB or higher by at least one rating agency. Additionally, the Company utilizes more than one financial institution to conduct initial and ongoing credit analysis on its investment portfolio to monitor and lower the potential impact of market risk associated with its cash equivalents and investment portfolio. Our cash balances are primarily invested in money market funds or on deposit at high credit quality financial institutions in the U.S. These deposits are typically in excess of insured limits. The Company is also subject to credit risk for its accounts receivable balance. The Company has not experienced any losses on accounts receivables since July 1, 2018, the date the Company transitioned to an education service company. To manage accounts receivable risk, the Company maintains an allowance for doubtful accounts, if needed. Our dependence on our largest university partner, with 85.9% and 86.8% of total service revenue for the years ended December 31, 2021 and 2020, respectively, subjects us to the risk that declines in our customer’s operations would result in a sustained reduction in service revenue for the Company.

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

5. Investments

As of December 31, 2020, the Company had investments of $10,840 classified as trading. The trading investments were held in municipal and corporate securities. The cash flows of municipal securities were backed by the issuing municipality’s creditworthiness.

As of December 31, 2021, there were no unrealized gains or losses for available-for sale debt securities as all matured or were sold by December 31, 2021. Available-for-sale debt securities are carried at fair value on the consolidated balance sheets. The Company estimates the lifetime expected credit losses for all available-for sale debt securities in an unrealized loss position. If our assessment indicates that an expected credit loss exists, we determine the portion of the unrealized loss attributable to credit deterioration and record a reserve for the expected credit loss in the allowance for credit losses in technology and academic services in our consolidated income statements. The Company had no investments as of December 31, 2021.

6. Allowance for Credit Losses

	Balance at			Balance at
	Beginning of	Charged to	Deductions/	End of
	Period (1)	Expense	Transfers (2)	Period
Allowance for credit losses
Year ended December 31, 2021	$5,000	(5,000)	—	$—
Year ended December 31, 2020	$5,000	—	—	$5,000
Year ended December 31, 2019	$—	—	—	$—
(1)	Amount in the year ended December 31, 2020 represents the cumulative effect of the adoption of ASU No. 2016-13 on the Secured Note receivable.
(2)	Deductions represent accounts written off, net of recoveries.

Grand Canyon Education, Inc.

Notes to Consolidated Financial Statements

(In thousands, except per share data)

7. Property and Equipment

Property and equipment consist of the following:

	As of December 31,
	2021	2020
Land	$5,579	$5,579
Land improvements	2,242	2,242
Buildings	51,399	51,399
Buildings and leasehold improvements	17,161	14,352
Computer equipment	113,680	100,575
Furniture, fixtures and equipment	17,921	15,439
Internally developed software	55,083	46,981
Construction in progress	3,381	5,043
	266,446	241,610
Less accumulated depreciation and amortization	(130,326)	(112,953)
Property and equipment, net	$136,120	$128,657

Depreciation expense associated with property and equipment totaled $21,441, $20,830 and $18,393 for the years ended December 31, 2021, 2020 and 2019, respectively.

8. Intangible Assets

Amortizable intangible assets consist of the following as of:

	December 31, 2021
	Estimated	Gross		Net
	Average Useful	Carrying	Accumulated	Carrying
	Life (in years)	Amount	Amortization	Amount
University partner relationships	25	$210,000	$(24,781)	$185,219
Trade names	1	280	(280)	—
Total amortizable intangible assets, net		$210,280	$(25,061)	$185,219

Amortization expense for university partner relationships and trade names for the years ending December 31:

2022	$8,419
2023	8,419
2024	8,419
2025	8,419
2026	8,419
Thereafter	143,124
$185,219

9. Leases

The Company has operating leases for off-campus classroom and laboratory site locations, office space, office equipment, and optical fiber communication lines. These leases have terms that range from 4 months to 10.75 years. At lease inception, we determine the lease term by assuming no exercises of renewal options, due to the Company’s constantly changing geographical needs for its university partners. Leases with an initial term of 12 months or less are not recorded in the consolidated balance sheets and we recognize lease expense for these leases on a straight-line basis

Grand Canyon Education, Inc.

Notes to Consolidated Financial Statements

(In thousands, except per share data)

over the lease term. The Company has operating lease costs of $9,723, $7,594 and $4,084 for the years ended December 31, 2021, 2020 and 2019, respectively.

As of December 31, 2021, the Company had $5,672 of non-cancelable operating lease commitments for two off-campus classroom and laboratory sites that had not yet commenced. The Company’s weighted-average remaining lease term relating to its operating leases is 7.95 years, with a weighted-average discount rate of 3.06%. As of December 31, 2021, the Company had no financing leases.

Future payment obligations with respect to the Company’s operating leases, which were existing at December 31, 2021, by year and in the aggregate, are as follows:

Year Ending December 31,	Amount
2022	$9,085
2023	8,931
2024	8,439
2025	8,128
2026	8,012
Thereafter	26,294
Total lease payments	$68,889
Less interest	7,708
Present value of lease liabilities	$61,181

10. Notes Payable and Other Noncurrent Liabilities

We entered into an amended and restated credit agreement dated January 22, 2019 and two related amendments dated January 31, 2019 and dated February 1, 2019, respectively, that together provided a credit facility of $325,000 comprised of a term loan facility of $243,750 and a revolving credit facility of $81,250, both with a five-year maturity date. The proceeds of the term loan, together with $6,250 drawn under the revolver and operating cash on hand were used to complete the Acquisition. Concurrent with the amendment of the credit agreement and Acquisition, we repaid our existing term loan of $59,850 and our cash collateral of $61,667 was released. The Company concluded that the amended and restated credit agreement was considered a loan modification. Accordingly, the Company allocated the costs paid to the bank consortium based on the borrowing dollars and recorded an asset of $596 and a contra liability of $1,639, which was related to a revolver and term loan, respectively, that was being amortized to interest expense over the five-year maturity date. Additionally, the Company expensed $150 of third-party costs in the first quarter 2019 related to this loan modification.

The Company entered into a further amendment for the credit facility on October 31, 2019. This amendment increased the revolving commitment by $68,750 to $150,000, while reducing the term loan by the same $68,750 to $150,625. The Company concluded that this amendment was a loan modification.

The Company upon its receipt of the proceeds from GCU of $500 million in October 2021 repaid all amounts due under the outstanding term loan and revolving credit facilities, terminated the credit agreement and expensed all remaining capitalized loan costs of $1,028 to interest expense.

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

COVID-19 Considerations

In March 2020, the World Health Organization declared COVID-19 a global pandemic. This contagious outbreak and the related adverse public health developments, including orders to shelter-in-place, travel restrictions and mandated non-essential business closures, have adversely affected our business in a number of ways. The pandemic continues to result in reductions in education service revenue, operating income and margins in the Spring of 2022. At this time there remains considerable uncertainty around the duration of the COVID-19 pandemic. These factors, and/or material changes in the fair value of our accounts receivable, could also materially impact the allowance for expected credit losses on our accounts receivable. However, the related financial impact and duration of the COVID-19 pandemic cannot be reasonably estimated at this time.

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

Tax Reserves, Non-Income Tax Related

From time to time the Company has exposure to various non-income tax related matters that arise in the ordinary course of business. At both December 31, 2021 and 2020, the Company has no reserve for tax matters where its ultimate exposure is considered probable and the potential loss can be reasonably estimated.

12. Derivative Instruments

In 2013, the Company entered into an interest rate corridor to manage its 30-day LIBOR interest exposure related to its variable rate debt. In December 2019 this cash flow hedge expired, and $1,100 was reclassified from accumulated other comprehensive income into interest expense in the consolidated income statement. The fair value of the derivative instrument was determined using a hypothetical derivative transaction and Level 2 of the hierarchy of valuation inputs. The adjustments of $497 for the year ended December 31, 2019, for the effective portion of the gain/loss on the derivative are included as a component of other comprehensive income, net of taxes.

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

	Year Ended December 31,
	2021	2020	2019
Denominator:
Basic weighted average shares outstanding	43,835	46,880	47,814
Effect of dilutive stock options and restricted stock	123	285	452
Diluted weighted average shares outstanding	43,958	47,165	48,266

Diluted weighted average shares outstanding excludes the incremental effect of unvested restricted stock and shares that would be issued upon the assumed exercise of stock options in accordance with the treasury stock method. For each of the years ended December 31, 2021, 2020 and 2019, approximately 79, 142, and 1, respectively, of the Company’s restricted stock awards outstanding were excluded from the calculation of diluted earnings per share as their inclusion would have been anti-dilutive. These options and restricted stock awards could be dilutive in the future.

14. Equity Transactions

Preferred Stock

As of December 31, 2021 and 2020, the Company had 10,000 shares of authorized but unissued and undesignated preferred stock. The Company’s charter provides that the board of directors has authority to issue preferred stock, with voting powers, designations, preferences, and special rights, qualifications, limitation, or restrictions as permitted by law as determined by the board of directors, without stockholder approval. The board of directors may authorize the issuance of preferred stock with voting or conversion rights that could adversely affect the voting power or other rights of the holders of the common stock.

Treasury Stock

In January 2021, July 2021, and January 2022 the Board of Directors increased the authorization under its existing stock repurchase program by $100,000, $970,000 and $175,000, respectively, reflecting an aggregate authorization for share repurchases since the initiation of our program of $1,645,000. The expiration date on the repurchase authorization is December 31, 2022. Repurchases occur at the Company’s discretion. Repurchases may be made in the open market or in privately negotiated transactions, pursuant to the applicable Securities and Exchange Commission rules. The amount and timing of future share repurchases, if any, will be made as market and business conditions warrant.

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

On May 14, 2021, the Company entered into an ASR agreement with Morgan Stanley to repurchase up to $50,000 of its outstanding shares of common stock as part of the Company’s share repurchase program. Under the ASR agreement, the Company received initial delivery on May 17, 2021 of approximately 418 shares of common stock, representing approximately 80% of the number of shares of common stock initially underlying the ASR agreement based on the closing price of the common stock of $95.63, on May 14, 2021. At inception of the ASR agreement, the Company recognized the initial delivery of shares as treasury stock of $40,000, and recognized the remaining amount underlying the ASR agreement as a reduction to additional paid in capital of $10,000. The total number of shares that the Company repurchased under the ASR program was based on the volume-weighted average price of the common stock during the term of the ASR agreement, less a discount, and subject to potential adjustments pursuant to the terms and conditions of the ASR agreement. The final settlement of the share repurchases under the ASR agreement was completed on August 13, 2021 with additional delivery of 139 shares of common stock. At settlement of the ASR agreement, the Company recognized an increase to additional paid in capital and a decrease in treasury stock of $10,000 related to the remaining delivery of shares. The ASR agreement resulted in a total of 558 shares repurchased at an average cost of $89.68.

During the year ended December 31, 2021 the Company repurchased 9,199 shares of common stock, which includes shares received as of December 31, 2021 under the ASR on March 10, 2021 and shares received under the ASR on May 17, 2021, at an aggregate cost of $797,838. As of December 31, 2021, there remained $420,433 available under its current share repurchase authorization (which authorization was increased to $595,433 in January 2022) . Shares repurchased in lieu of taxes are not included in the repurchase plan totals as they were approved in conjunction with the restricted share awards.

15. Income Taxes

The Company has deferred tax assets and liabilities that reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Deferred tax assets are subject to periodic recoverability assessments. Realization of the deferred tax assets, net of deferred tax liabilities is principally dependent upon achievement of projected future taxable income. Based upon the level of historical taxable income and projections for future taxable income over the periods in which the deferred tax assets are deductible, management believes it is more-likely-than-not that the Company will realize the benefits of these deductible differences. The Company has no valuation allowance at December 31, 2021 and 2020.

Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. As changes in tax laws or rates are enacted, deferred tax assets and liabilities are adjusted though income tax expense.

Grand Canyon Education, Inc.

Notes to Consolidated Financial Statements

(In thousands, except per share data)

The components of income tax expense (benefit) are as follows:

	Year Ended December 31,
	2021	2020	2019
Current:
Federal	$59,450	$63,932	$57,354
State	5,822	8,875	(1,344)
	65,272	72,807	56,010
Deferred:
Federal	5,050	2,842	2,804
State	623	295	(487)
	5,673	3,137	2,317
Tax expense recorded as an increase of paid-in capital	—	—	—
	$70,945	$75,944	$58,327

A reconciliation of income tax computed at the U.S. statutory rate to the effective income tax rate is as follows:

	Year Ended December 31,
	2021	2020	2019
Statutory U.S. federal income tax rate	21.0%	21.0%	21.0%
State income taxes, net of federal tax benefit	2.4	2.4	2.4
State tax credits, net of federal effect	(1.2)	(1.2)	(1.0)
Excess tax benefits	(1.3)	(0.4)	(2.3)
Nondeductible expenses	0.1	—	0.1
Other	0.4	1.0	(1.8)
Effective income tax rate	21.4%	22.8%	18.4%

Significant components of the Company’s deferred income tax assets and liabilities, included in Deferred income taxes, non-current on the consolidated balance sheets are as follows:

	As of December 31,	As of December 31,
	2021	2020
Deferred tax assets:
Share-based compensation	$2,422	$2,535
Employee compensation	802	832
Allowance for credit losses	—	1,200
Intangibles	17,598	20,633
State taxes	3,508	2,787
Other	1,046	964
Deferred tax assets	25,376	28,951

Deferred tax liability:
Property and equipment	(14,905)	(12,764)
Goodwill	(36,295)	(36,295)
Other	(138)	(180)
Deferred tax liability	(51,338)	(49,239)
Net deferred tax liability	$(25,962)	$(20,288)

Grand Canyon Education, Inc.

Notes to Consolidated Financial Statements

(In thousands, except per share data)

The net deferred tax liability on the accompanying consolidated balance sheet is comprised of the following:

	As of December 31,	As of December 31,
	2021	2020
Deferred income taxes, current	$4,172	$4,639
Deferred income taxes, non-current	(30,134)	(24,927)
Net deferred tax liability	$(25,962)	$(20,288)

The Company recognizes the impact of a tax position in its financial statements if that position is more-likely-than-not to be sustained on audit, based on the technical merits of the position. The Company discloses all unrecognized tax benefits, which includes the reserves recorded for uncertain tax positions on filed tax returns and the unrecognized portion of affirmative claims. The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. Unrecognized tax benefits as of December 31, 2021 and 2020 were $14,108 and $11,318, respectively.

The reconciliation of the beginning and ending balance of unrecognized tax benefits at December 31, is as follows:

	2021	2020
Unrecognized tax benefits, beginning of year	$11,318	$6,773
Tax positions taken during the current year
Increases	3,973	4,521
Decreases	—	—
Tax positions taken during a prior year
Increases	262	962
Decreases	(1,064)	—
Decreases for settlements during the period	(74)	(235)
Reductions for lapses of applicable statute of limitations	(307)	(703)
Unrecognized tax benefits, end of year	$14,108	$11,318

As of December 31, 2021 and 2020, the unrecognized tax benefit recorded of $14,108 and $11,318, respectively, if reversed, would impact the effective tax rate. At December 31, 2021 and 2020, the Company had accrued $0 and $46, respectively, in interest and $0, in penalties. It is reasonably possible that the amount of the unrecognized tax benefit will change during the next 12 months, however management does not expect the potential change to have a material effect on the results of operations or financial position.

The Company’s uncertain tax positions were related to tax years that remained subject to examination by tax authorities. As of December 31, 2021, the earliest tax year still subject to examination for federal and state purposes is 2018 and 2017, respectively.

16. Share-Based Compensation Plans

Incentive Plans

The Company makes equity incentive grants pursuant to our 2017 Equity Incentive Plan (the “2017 Plan”) under which a maximum of 3,000 shares may be granted. As of December 31, 2021, 1,414 shares were available for grants under the 2017 Plan.

Restricted Stock

During fiscal years 2021, 2020, and 2019, the Company granted 180, 164, and 149 shares of common stock, respectively, with a service vesting condition to certain of its executives, officers, and employees. The restricted shares

Grand Canyon Education, Inc.

Notes to Consolidated Financial Statements

(In thousands, except per share data)

have voting rights and vest evenly at 20% over each of the next five years. Upon vesting, shares will be held in lieu of taxes equivalent to the statutory tax withholding required to be paid when the restricted stock vests. During the years ended December 31, 2021, 2020 and 2019, the Company withheld 56, 62, and 68 shares of common stock in lieu of taxes at a cost of $5,994, $4,969, and $8,127, on the restricted stock vesting dates, respectively. During 2021, 2020 and 2019, following the annual stockholders meeting, the Company granted 4, 3 and 3 shares of common stock to the non-employee members of the Company’s Board of Directors. The restricted shares granted to these directors have voting rights and vest on the earlier of (a) the one year anniversary of the date of grant or (b) immediately prior to the following year’s annual stockholders’ meeting. Included in the 2021 amount is an initial award of shares that was granted to a newly appointed non-employee director pursuant to the Company’s compensation program. The 2021 newly appointed non-employee director also received an annual grant of restricted shares. The initial award of shares that were granted in 2021 to the newly appointed non-employee director have voting rights and vest on the one year anniversary of the date of grant. Included in the 2019 amount are shares of common stock granted in August 2019 to two new non-employee members of the Company’s Board of Directors. The restricted shares granted to these directors have voting rights and vest on the one year anniversary of the date of grant.

A summary of the activity related to restricted stock granted under the Company’s Incentive Plan is as follows:

		Weighted Average
	Total	Grant Date
	Shares	Fair Value per Share
Outstanding as of December 31, 2018	460	$63.28
Granted	152	$93.62
Vested	(174)	$56.14
Forfeited, canceled or expired	(16)	$82.11
Outstanding as of December 31, 2019	422	$76.43
Granted	167	$84.31
Vested	(155)	$65.19
Forfeited, canceled or expired	(15)	$84.64
Outstanding as of December 31, 2020	419	$83.43
Granted	184	$86.05
Vested	(144)	$74.90
Forfeited, canceled or expired	(32)	$87.00
Outstanding as of December 31, 2021	427	$86.24

As of December 31, 2021, there was approximately $26,974 of total unrecognized share-based compensation cost related to unvested restricted stock awards. These costs are expected to be recognized over a weighted average period of 2.08 years.

Stock Options

No options were granted in 2021, 2020 and 2019. Prior to 2012, the Company granted time vested options to purchase shares of common stock with an exercise price equal to the fair market value on the date of grant to employees.

Grand Canyon Education, Inc.

Notes to Consolidated Financial Statements

(In thousands, except per share data)

These time vested options vested ratably over a period of five years and expire ten years from the date of grant. A summary of the activity related to stock options granted under the Company’s Incentive Plan is as follows:

Summary of Stock Options Outstanding
		Weighted	Weighted
		Average	Average
		Exercise	Remaining	Aggregate
	Total	Price per	Contractual	Intrinsic
	Shares	Share	Term (Years)	Value ($)
Outstanding as of December 31, 2018	444	$16.66
Granted	—	$—
Exercised	(212)	$18.01
Forfeited, canceled or expired	—	$—
Outstanding as of December 31, 2019	232	$15.42
Granted	—	$—
Exercised	(56)	$15.66
Forfeited, canceled or expired	—	$—
Outstanding as of December 31, 2020	176	$15.34
Granted	—	$—
Exercised	(176)	$15.34
Forfeited, canceled or expired	—	$—
Outstanding as of December 31, 2021	—	$—	—	$—
Exercisable as of December 31, 2021	—	$—	—	$—

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

The table below outlines share-based compensation expense for the fiscal years ended December 31, 2021, 2020 and 2019 related to restricted stock and stock options granted:

	2021	2020	2019
Technology and academic services	$2,112	$2,049	$1,721
Counseling services and support	5,749	5,364	5,297
Marketing and communication	101	100	87
General and administrative	3,564	3,150	3,195
Share-based compensation expense included in operating expenses	11,526	10,663	10,300
Tax effect of share-based compensation	(2,882)	(2,666)	(2,575)
Share-based compensation expense, net of tax	$8,644	$7,997	$7,725

401(k) Plan

The Company has established a 401(k) Defined Contribution Benefit Plan (the “Plan”). The Plan provides eligible employees, upon date of hire, with an opportunity to make tax-deferred contributions into a long-term investment and savings program. All employees over the age of 21 are eligible to participate in the plan. The Plan allows

Grand Canyon Education, Inc.

Notes to Consolidated Financial Statements

(In thousands, except per share data)

eligible employees to contribute to the Plan subject to Internal Revenue Code restrictions and the Plan allows the Company to make discretionary matching contributions. The Company plans to make a matching contribution to the Plan of approximately $2,389 for the year ended December 31, 2021. The Company made discretionary matching contributions to the Plan of $2,225 and $2,529 for the years ended December 31, 2020 and 2019, respectively.

17. Related Party Transactions

Related party transactions include transactions between the Company and certain of its affiliates. The following transactions were in the normal course of operations and were measured at the exchange amount, which is the amount of consideration established and agreed to by the parties.

As of and for the years ended December 31, 2021, 2020 and 2019, related party transactions consisted of the following:

Affiliates

GCE Community Fund (“GCECF”) - GCECF was initially formed in 2014. GCECF makes grants for charitable, educational, literary, religious or scientific purposes within the meaning of Section 501(c ) (3) of the Internal Revenue Code, including for such purposes as the making of distributions to organizations that qualify as exempt organizations under Section 501 (c ) (3) of the Code. The Company’s CEO and Director serves as the president of GCECF. All of the board seats are taken by Company executives. The Company is not the primary beneficiary of GCECF, and accordingly, the Company does not consolidate GCECF’s statement of activities with its financial results. The Company contributed $1,100 for the year ended December 31, 2020, of which no amounts were owed as of December 31, 2020.

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

Under the supervision and with the participation of our management, including our Principal Executive Officer and Principal Financial Officer, an evaluation was performed on the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) promulgated under the Exchange Act), as of the end of the period covered by this annual report. Based on that evaluation, our management, including the Principal Executive Officer and Principal Financial Officer, concluded that our disclosure controls and procedures were effective as of December 31, 2021.

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

Management performed an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2021, utilizing the criteria described in the “Internal Control-Integrated Framework (2013)” issued by the Committee of Sponsoring Organizations of the Treadway Commission. The objective of this assessment was to determine whether our internal control over financial reporting was effective as of December 31, 2021. Based on its assessment, management believes that, as of December 31, 2021, the Company’s internal control over financial reporting is effective.

The effectiveness of our internal control over financial reporting as of December 31, 2021 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their audit report which is included herein.

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
Grand Canyon Education, Inc.:

Opinion on Internal Control Over Financial Reporting

We have audited Grand Canyon Education, Inc. and subsidiaries' (the Company) internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2021 and 2020, the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2021, and the related notes (collectively, the consolidated financial statements), and our report dated February 16, 2022 expressed an unqualified opinion on those consolidated financial statements.

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
February 16, 2022

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended December 31, 2021 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART III

Item 10.       Directors, Executive Officers and Corporate Governance

Information relating to our Board of Directors, Executive Officers, and Corporate Governance required by this item appears in the sections entitled “Corporate Governance and Board Matters” and “Proposal No. 1: Election of Directors” in our 2022 proxy statement, to be filed within 120 days of our fiscal year end (December 31, 2021) and such information is incorporated herein by reference.

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

Item 11.       Executive Compensation

Information relating to this item appears in the section entitled “Executive Compensation” in our 2022 proxy statement, to be filed within 120 days of our fiscal year end (December 31, 2021) and such information is incorporated herein by reference.

Item 12.       Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information relating to this item appears in the sections entitled “Executive Compensation” and “Beneficial Ownership of Common Stock” in our 2022 proxy statement, to be filed within 120 days of our fiscal year end (December 31, 2021) and such information is incorporated herein by reference.

Item 13.       Certain Relationships and Related Transactions, and Director Independence

Information relating to this item appears in the sections entitled “Corporate Governance and Board Matters — Director Independence” and “Certain Relationships and Related Party Transactions” in our 2022 proxy statement, to be filed within 120 days of our fiscal year end (December 31, 2021) and such information is incorporated herein by reference.

Item 14.       Principal Accounting Fees and Services

Information relating to this item appears in the section entitled “Ratification of Independent Registered Public Accounting Firm — Fees” in our 2022 our proxy statement, to be filed within 120 days of our fiscal year end (December 31, 2021) and such information is incorporated herein by reference.

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

3.	Exhibits

Number	Description	Method of Filing

2.1	Asset Purchase Agreement, dated July 1, 2018, by and between Grand Canyon Education, Inc. and Grand Canyon University (formerly known as Gazelle University)#	Incorporated by reference to Exhibit 2.1 to GCE’s Quarterly Report on Form 10-Q filed with the SEC on November 8, 2018.

2.2	Agreement and Plan of Merger, dated December 17, 2018, by and among Grand Canyon Education, Inc., GCE Cosmos Merger Sub, LLC and Orbis Education Services, LLC#	Incorporated by reference to Exhibit 2.2 to GCE’s Annual Report on Form 10-K filed with the SEC on February 20, 2019.

3.1	Amended and Restated Certificate of Incorporation (as amended)	Incorporated by reference to Exhibit 3.1 to GCE’s Annual Report on Form 10-K filed with the SEC on February 20, 2019.

Number	Description	Method of Filing
3.2	Third Amended and Restated Bylaws	Incorporated by reference to Exhibit 3.1 to GCE’s Current Report on Form 8-K filed with the SEC on October 29, 2014.

4.1	Specimen of Stock Certificate	Incorporated by reference to Exhibit 4.1 to Amendment No. 2 to GCE’s Registration Statement on Form S-1 filed with the SEC on September 29, 2008.

4.2	Description of Common Stock	Incorporated by reference to Exhibit 4.2 to GCE’s Annual Report on Form 10-K filed with the SEC on February 20, 2020.
10.1	2008 Equity Incentive Plan, as amended†	Incorporated by reference to Exhibit 10.1 to GCE’s Quarterly Report on Form 10-Q filed with the SEC on November 14, 2011.

10.2	2017 Equity Incentive Plan, as amended†	Incorporated by reference to Exhibit 10.1 to GCE’s Current Report on Form 8-K filed with the SEC on June 14, 2017.

10.3	Form of Restricted Stock Agreement under the 2017 Equity Incentive Plan, as amended†	Incorporated by reference to Exhibit 10.3 to GCE’s Annual Report on Form 10-K filed with the SEC on February 21, 2018.

10.4	Second Amended and Restated Executive Employment Agreement, dated July 1, 2018, by and between Grand Canyon Education, Inc. and Brian E. Mueller†	Incorporated by reference to Exhibit 10.1 to GCE’s Quarterly Report on Form 10-Q filed with the SEC on November 8, 2018.

10.5	Second Amended and Restated Executive Employment Agreement, dated July 1, 2018, by and between Grand Canyon Education, Inc. and W. Stan Meyer†	Incorporated by reference to Exhibit 10.2 to GCE’s Quarterly Report on Form 10-Q filed with the SEC on November 8, 2018.

10.6	Second Amended and Restated Executive Employment Agreement, dated July 1, 2018, by and between Grand Canyon Education, Inc. and Daniel E. Bachus†	Incorporated by reference to Exhibit 10.3 to GCE’s Quarterly Report on Form 10-Q filed with the SEC on November 8, 2018.

10.7	First Amended and Restated Executive Employment Agreement, dated July 1, 2018, by and between Grand Canyon Education, Inc. and Dilek Marsh†	Incorporated by reference to Exhibit 10.5 to GCE’s Quarterly Report on Form 10-Q filed with the SEC on November 8, 2018.

10.8	Second Amended and Restated Executive Employment Agreement, dated April 29, 2020, by and between Grand Canyon Education, Inc. and Daniel J. Briggs	Incorporated by reference to Exhibit 10.1 to GCE’s Quarterly Report on Form 10-Q filed with the SEC on August 4, 2020.

Number	Description	Method of Filing
10.9	Form of Director and Officer Indemnity Agreement	Incorporated by reference to Exhibit 10.21 to Amendment No. 2 to GCE’s Registration Statement on Form S-1 filed with the SEC on September 29, 2008.

10.10	Credit Agreement dated July 1, 2018, by and between Grand Canyon Education, Inc. and Grand Canyon University (formerly known as Gazelle University).	Incorporated by reference to Exhibit 10.7 to GCE’s Quarterly Report on Form 10-Q filed with the SEC on November 8, 2018.

10.11	Master Services Agreement, dated July 1, 2018, by and between Grand Canyon Education, Inc. and Grand Canyon University (formerly known as Gazelle University).##	Incorporated by reference to Exhibit 10.8 to GCE’s Quarterly Report on Form 10-Q/A filed with the SEC on April 23, 2019.

10.12	Amended and Restated Credit Agreement, dated January 22, 2019, by and among Grand Canyon Education, Inc., Bank of America, N.A., and the other parties named therein.	Incorporated by reference to Exhibit 10.14 to GCE’s Annual Report on Form 10-K filed with the SEC on February 20, 2019.

10.13	Amended and Restated Security and Pledge Agreement, dated January 22, 2019, by and among Grand Canyon Education, Inc., Bank of America, N.A., and the other parties named therein.	Incorporated by reference to Exhibit 10.15 to GCE’s Annual Report on Form 10-K filed with the SEC on February 20, 2019.

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

Incorporated by reference to Exhibit 10.18 to GCE’s Annual Report on Form 10-K filed with the SEC on November 6, 2019.

10.17	Modification of Credit Agreement, Dated October 29, 2021, by and between Grand Canyon Education, Inc. and Grand Canyon University.	Incorporated by reference to Exhibit 10.1 to GCE’s Quarterly Report on Form 10-Q filed with the SEC on November 2, 2021.

21.0	Subsidiaries of Grand Canyon Education, Inc.	Filed herewith.

23.1	Consent of KPMG LLP, Independent Registered Public Accounting Firm	Filed herewith.

24.1	Power of Attorney	Filed herewith (on signature page)

Number	Description	Method of Filing

31.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a) and 15d-14(a) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith.

31.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a) and 15d-14(a) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith.

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002††	Filed herewith.

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002††	Filed herewith.

101

The following financial statements from GCE’s Annual Report on Form 10-K for the year ended December 31, 2021, formatted in Inline XBRL: (i) Consolidated Income Statements, (ii) Consolidated Statements of Comprehensive Income, (iii) Consolidated Balance Sheets, (iv) Consolidated Statements of Stockholders’ Equity, (v) Consolidated Statements of Cash Flows, and (vi) Consolidated Financial Statements tagged as blocks of text and including detailed tags.

Filed herewith.

104	The cover page from GCE’s Annual Report on Form 10-K for the year ended December 31, 2021, formatted in Inline XBRL (included as Exhibit 101).	Filed herewith.

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

††   This certification is being furnished solely to accompany this report pursuant to 18 U.S.C. Section 1350 and is not being filed for purposes of Section 18 of the Exchange Act, and is not to be incorporated by reference into any filings of GCE, whether made before or after the date hereof, regardless of any general incorporation language in such filing.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GRAND CANYON EDUCATION, INC.

By:	/s/ Brian E. Mueller
Name: Brian E. Mueller
Title: Chief Executive Officer
Dated: February 16, 2022

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

Signature	Title	Date

/s/ Brian E. Mueller	Chief Executive Officer and Chairman	February 16, 2022
Brian E. Mueller	(Principal Executive Officer)

/s/ Daniel E. Bachus	Chief Financial Officer	February 16, 2022
Daniel E. Bachus	(Principal Financial Officer)
/s/ Lori Browning	SVP, Controller –Chief Accounting Officer	February 16, 2022
Lori Browning	(Principal Accounting Officer)

/s/ Sara R. Dial	Director	February 16, 2022
Sara R. Dial

/s/ Jack A. Henry	Director	February 16, 2022
Jack A. Henry

/s/ Lisa Graham Keegan	Director	February 16, 2022
Lisa Graham Keegan

/s/ Chevy Humphrey	Director	February 16, 2022
Chevy Humphrey

/s/ David Adame	Director	February 16, 2022
David Adame