Form 10-Q
period 2022-03-31
Grand Canyon Education, Inc.
filed 2022-05-04
CIK 1434588

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

or

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

The total number of shares of common stock outstanding as of May 2, 2022, was 32,319,350.

GRAND CANYON EDUCATION, INC.

FORM 10-Q

PART I – FINANCIAL INFORMATION

Item 1.Financial Statements

GRAND CANYON EDUCATION, INC.

Consolidated Income Statements

(Unaudited)

	Three Months Ended
	March 31,
(In thousands, except per share data)	2022	2021
Service revenue	$244,133	$236,934
Costs and expenses:
Technology and academic services	36,306	32,051
Counseling services and support	67,513	61,239
Marketing and communication	50,851	47,731
General and administrative	9,893	9,582
Amortization of intangible assets	2,105	2,105
Total costs and expenses	166,668	152,708
Operating income	77,465	84,226
Interest income on Secured Note	—	14,549
Interest expense	—	(799)
Investment interest and other	205	121
Income before income taxes	77,670	98,097
Income tax expense	19,592	19,985
Net income	$58,078	$78,112
Earnings per share:
Basic income per share	$1.67	$1.70
Diluted income per share	$1.66	$1.69
Basic weighted average shares outstanding	34,806	46,084
Diluted weighted average shares outstanding	34,901	46,300

The accompanying notes are an integral part of these consolidated financial statements.

GRAND CANYON EDUCATION, INC.

Consolidated Balance Sheets

	March 31,	December 31,
(In thousands, except par value)	2022	2021
	(Unaudited)
ASSETS:
Current assets
Cash and cash equivalents	$201,933	$600,941
Investments	62,396	—
Accounts receivable, net	102,006	70,063
Income tax receivable	—	1,275
Other current assets	14,020	8,766
Total current assets	380,355	681,045
Property and equipment, net	136,677	136,120
Right-of-use assets	55,672	57,652
Amortizable intangible assets, net	183,114	185,219
Goodwill	160,766	160,766
Other assets	1,802	1,943
Total assets	$918,386	$1,222,745
LIABILITIES AND STOCKHOLDERS’ EQUITY:
Current liabilities
Accounts payable	$29,638	$24,306
Accrued compensation and benefits	31,986	32,714
Accrued liabilities	30,705	27,593
Income taxes payable	20,694	5,895
Deferred revenue	12,172	10
Current portion of lease liability	7,514	7,426
Total current liabilities	132,709	97,944
Deferred income taxes, noncurrent	27,344	25,962
Other long-term liability	30	37
Lease liability, less current portion	51,866	53,755
Total liabilities	211,949	177,698
Commitments and contingencies
Stockholders’ equity
Preferred stock, $0.01 par value, 10,000 shares authorized; 0 shares issued and outstanding at March 31, 2022 and December 31, 2021	—	—
Common stock, $0.01 par value, 100,000 shares authorized; 53,826 and 53,637 shares issued and 33,278 and 37,722 shares outstanding at March 31, 2022 and December 31, 2021, respectively	538	536
Treasury stock, at cost, 20,548 and 15,915 shares of common stock at March 31, 2022 and December 31, 2021, respectively	(1,506,766)	(1,107,211)
Additional paid-in capital	299,858	296,670
Accumulated other comprehensive loss	(323)	—
Retained earnings	1,913,130	1,855,052
Total stockholders’ equity	706,437	1,045,047
Total liabilities and stockholders’ equity	$918,386	$1,222,745

The accompanying notes are an integral part of these consolidated financial statements.

GRAND CANYON EDUCATION, INC.

Consolidated Statements of Comprehensive Income

(Unaudited)

	Three Months Ended
	March 31,
(In thousands)	2022	2021
Net income	$58,078	$78,112
Other comprehensive income, net of tax:
Unrealized losses on available-for-sale securities, net of taxes of $99 and $35 for the three months ended March 31, 2022 and 2021, respectively	(323)	(120)
Comprehensive income	$57,755	$77,992

The accompanying notes are an integral part of these consolidated financial statements.

GRAND CANYON EDUCATION, INC.

Consolidated Statement of Stockholders’ Equity

(In thousands)

(Unaudited)

	Three Months Ended March 31, 2022
						Accumulated
					Additional	Other
	Common Stock		Treasury Stock		Paid-in	Comprehensive	Retained
	Shares	Par Value	Shares	Cost	Capital	Loss	Earnings	Total
Balance at December 31, 2021	53,637	$536	15,915	$(1,107,211)	$296,670	$—	$1,855,052	$1,045,047
Comprehensive income	—	—	—	—	—	(323)	58,078	57,755
Common stock purchased for treasury	—	—	4,575	(394,930)	—	—	—	(394,930)
Restricted shares forfeited	—	—	6	—	—	—	—	—
Share-based compensation	189	2	52	(4,625)	3,188	—	—	(1,435)
Balance at March 31, 2022	53,826	$538	20,548	$(1,506,766)	$299,858	$(323)	$1,913,130	$706,437

	Three Months Ended March 31, 2021
						Accumulated
					Additional	Other
	Common Stock		Treasury Stock		Paid-in	Comprehensive	Retained
	Shares	Par Value	Shares	Cost	Capital	Loss	Earnings	Total
Balance at December 31, 2020	53,277	$533	6,628	$(303,379)	$282,467	$—	$1,594,708	$1,574,329
Comprehensive income	—	—	—	—	—	(120)	78,112	77,992
Common stock purchased for treasury	—	—	567	(56,348)	(7,000)	—	—	(63,348)
Restricted shares forfeited	—	—	—	—	—	—	—	—
Share-based compensation	180	1	56	(5,994)	3,018	—	—	(2,975)
Exercise of stock options	176	2	—	—	2,678	—	—	2,680
Balance at March 31, 2021	53,633	$536	7,251	$(365,721)	$281,163	$(120)	$1,672,820	$1,588,678

The accompanying notes are an integral part of these consolidated financial statements.

GRAND CANYON EDUCATION, INC.

Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended
	March 31,
(In thousands)	2022	2021
Cash flows provided by operating activities:
Net income	$58,078	$78,112
Adjustments to reconcile net income to net cash provided by operating activities:
Share-based compensation	3,190	3,019
Depreciation and amortization	5,724	5,426
Amortization of intangible assets	2,105	2,105
Deferred income taxes	1,480	1,776
Other, including fixed asset impairments	719	65
Changes in assets and liabilities:
Accounts receivable and interest receivable from university partners	(31,943)	(29,601)
Other assets	(5,312)	(6,166)
Right-of-use assets and lease liabilities	179	165
Accounts payable	5,427	971
Accrued liabilities	2,377	10,714
Income taxes receivable/payable	16,074	16,305
Deferred revenue	12,162	6,936
Net cash provided by operating activities	70,260	89,827
Cash flows used in investing activities:
Capital expenditures	(6,784)	(8,911)
Additions of amortizable content	(95)	(90)
Purchases of investments	(62,834)	(31,337)
Proceeds from sale or maturity of investments	—	5,519
Net cash used in investing activities	(69,713)	(34,819)
Cash flows used in financing activities:
Principal payments on notes payable	—	(8,286)
Repurchase of common shares and shares withheld in lieu of income taxes	(399,555)	(69,342)
Net proceeds from exercise of stock options	—	2,680
Net cash used in financing activities	(399,555)	(74,948)
Net decrease in cash and cash equivalents and restricted cash	(399,008)	(19,940)
Cash and cash equivalents and restricted cash, beginning of period	600,941	245,769
Cash and cash equivalents and restricted cash, end of period	$201,933	$225,829
Supplemental disclosure of cash flow information
Cash paid for interest	$—	$895
Cash paid for income taxes	$306	$230
Supplemental disclosure of non-cash investing and financing activities
Purchases of property and equipment included in accounts payable	$1,442	$876
ROU Asset and Liability recognition	$1,980	$1,586

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

In January 2019, GCE began providing education services to numerous university partners across the United States, through our wholly owned subsidiary, Orbis Education, which we acquired, by merger on January 22, 2019 (the “Acquisition”). Since the Acquisition, GCE, together with Orbis Education, has continued to add additional university partners. In the healthcare field, we work in partnership with a growing number of top universities and healthcare networks across the country, offering healthcare-related academic programs at off-campus classroom and laboratory sites located near healthcare providers and developing high-quality, career-ready graduates who enter the workforce ready to meet the demands of the healthcare industry. In addition, we provided certain services to a university partner to assist them in expanding their online graduate programs. As of March 31, 2022, GCE provides education services to 27 university partners across the United States.

2. Summary of Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. Intercompany transactions have been eliminated in consolidation.

Unaudited Interim Financial Information

The accompanying unaudited interim consolidated financial statements of the Company have been prepared in accordance with U.S. generally accepted accounting principles and pursuant to the rules and regulations of the United States Securities and Exchange Commission and the instructions to Form 10-Q and Article 10, consistent in all material respects with those applied in its financial statements included in its Annual Report on Form 10-K for the fiscal year ended December 31, 2021. They do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. Such interim financial information is unaudited but reflects all adjustments that in the opinion of management are necessary for the fair presentation of the interim periods presented. Interim results are not necessarily indicative of results for a full year. These consolidated financial statements should be read in conjunction with the Company’s audited financial statements and footnotes included in its Annual Report on Form 10-K for the fiscal year ended December 31, 2021 from which the December 31, 2021 balance sheet information was derived.

Investments

As of March 31, 2022 and 2021, the Company considered its investments in corporate bonds, commercial paper, municipal securities, asset backed securities, municipal bonds, and collateralized mortgage obligations as available-for-sale securities based on the Company’s intent for the respective securities. Available-for-sale securities are carried at fair value, determined using Level 2 of the hierarchy of valuation inputs, with the use of inputs other than quoted prices that are observable for the assets, with unrealized gains and losses, net of tax, reported as a separate component of other comprehensive income. Unrealized losses considered to be other-than-temporary are recognized

Grand Canyon Education, Inc.

Notes to Consolidated Financial Statements

(In thousands, except per share data)

currently in earnings. Amortization of premiums, accretion of discounts, interest and dividend income and realized gains and losses are included in interest and other income. As of December 31, 2021, the Company had no investments.

Arrangements with GCU

On July 1, 2018, the Company consummated as Asset Purchase Agreement (the “Asset Purchase Agreement”) with GCU. In conjunction with the Asset Purchase Agreement, we received a secured note from GCU as consideration for the transferred assets in the initial principal amount of $870,097 (the “Secured Note”). In connection therewith, the Company and GCU entered into a long-term master services agreement (the “Master Services Agreement”) pursuant to which the Company provides identified technology and academic services, counseling services and support, marketing and communication services, and several back-office services to GCU in return for 60% of GCU’s tuition and fee revenue. Except for identified liabilities assumed by GCU, GCE retained responsibility for all liabilities of the business arising from pre-closing operations.

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

Costs that are capitalized include payroll and payroll-related costs for employees who are directly associated and spend time producing content and payments to faculty and subject matter experts involved in the process.  The Company starts capitalizing content costs when it begins to develop or to convert a particular course, resources have been assigned and a timeline has been set. The content asset is placed in service when all work is complete, and the curriculum could be used for instruction. Capitalized content development assets are included in other assets in our consolidated balance sheets. The Company has concluded that the most appropriate method to amortize the deferred content assets is on a straight-line basis over the estimated life of the course, which is generally four years which corresponds with course’s review and major revision cycle. As of March 31, 2022 and December 31, 2021, $969 and $1,168, respectively, net of amortization, of deferred content assets are included in other assets, long-term in the Company’s consolidated balance sheets and amortization is included in technical and academic services where the costs originated.

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

Goodwill and Amortizable Intangible Assets

Goodwill represents the excess of the purchase price of an acquired business over the amount assigned to the tangible and intangible assets acquired and liabilities assumed. Goodwill is assessed at least annually for impairment during the fourth quarter, or more frequently if circumstances indicate potential impairment. Goodwill is allocated to our reporting unit at the education services segment, which is the same as the entity as a whole (entity level reporting unit). The Company has concluded there is one operating segment and one reporting unit for goodwill impairment consideration. The Financial Accounting Standards Board has issued guidance that permits an entity to first assess qualitative factors to determine whether it is necessary to perform the quantitative goodwill impairment test. The Company reviews goodwill at least annually or more frequently if an event occurs or circumstances change that would more likely than not reduce the fair value of the reporting unit below its carrying amount.

Finite-lived intangible assets that are acquired in a business combination are recorded at fair value on their acquisition dates and are amortized using a method that reflects the pattern in which the economic benefits of the intangible assets are consumed or on a straight-line basis over the estimated useful life of the intangible asset if the pattern of economic benefit cannot be reliability determined. Finite-lived intangible assets consist of university partner

Grand Canyon Education, Inc.

Notes to Consolidated Financial Statements

(In thousands, except per share data)

relationships and trade names. The Company reviews its finite-lived intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an intangible asset may not be recoverable. There were no indicators that the carrying amount of the finite-lived intangible assets were impaired as of March 31, 2022. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to undiscounted future net cash flows expected to be generated by the assets. If such intangible assets are not recoverable, a potential impairment loss is recognized to the extent the carrying amounts of the assets exceeds the fair value of the assets.

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

-Level 3 – unobservable inputs that are not corroborated by market data.

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

The Company’s receivables represent unconditional rights to consideration from our Services Agreements with our university partners. Accounts receivable, net is stated at net realizable value and contains billed and unbilled revenue. The Company utilizes the allowance method to provide for doubtful accounts based on its evaluation of the expected credit losses. There have been no amounts written off and no reserves established as of March 31, 2022. The Company will continue to review and revise its allowance methodology based on its collection experience with its partners.

For our partners with unbilled revenue, revenue recognition occurs in advance of billings. Billings for some university partners do not occur until after the service period has commenced and final enrollment information is available. Our unbilled revenue of $141 and $3,841 as of March 31, 2022 and December 31, 2021, respectively, are included in accounts receivable in our consolidated balance sheets. Deferred revenue represents the excess of amounts received as compared to amounts recognized in revenue on our consolidated statements of income as of the end of the reporting period, and such amounts are reflected as a current liability on our consolidated balance sheets. We generally receive payments for our services billed within 30 days of invoice. These payments are recorded as deferred revenue until the services are delivered and revenue is recognized.

Allowance for Credit Losses

The Company records its accounts receivable and previously had recorded its Secured Note (as defined above) receivable at the net amount expected to be collected. Our accounts receivable are derived through education services

Grand Canyon Education, Inc.

Notes to Consolidated Financial Statements

(In thousands, except per share data)

provided to university partners. Our Secured Note receivable was derived through the sale of university-related assets to our most significant university partner, GCU. The Company maintains an allowance for credit losses resulting from our university partners not making payments. The Company determines the adequacy of the allowance by periodically evaluating each university partners balance, considering their financial condition and credit history, and considering current and forecasted economic conditions. In the first quarter of 2020, the Company adopted ASU 2016-13, Financial Instruments – Credit Losses: Measurement of Credit Losses on Financial Instruments using a modified retrospective approach. This model requires consideration of a broader range of reasonable and supportable information and requires the Company to estimate expected credit losses including a measure of the expected risk of credit loss even if that risk is remote over the lifetime of the asset. Upon adoption, the Company recorded a reserve of $5,000 on its long-term Secured Note receivable. The cumulative effect for the Company upon adoption of this new standard was $3,832, net of taxes of $1,168. Bad debt expense is recorded as a technology and academic services expense in the consolidated income statements. In the fourth quarter of 2021, the Secured Note receivable was paid off and the credit loss reserve of $5,000 was reversed. The Company will also continue to actively monitor the impact of the COVID-19 pandemic as well as other factors on expected credit losses.

Technology and Academic Services

Technology and academic services consist primarily of costs related to ongoing maintenance of educational infrastructure, including online course delivery and management, student records, assessment, customer relations management and other internal administrative systems. This also includes costs to provide support for content development, faculty training, development and other faculty support, technology support, rent and occupancy costs for university partners’ off-campus classroom and laboratory sites, and assistance with state compliance. This expense category includes salaries, benefits and share-based compensation, information technology costs, amortization of content development costs and other costs associated with these support services. This category also includes an allocation of depreciation, amortization, and occupancy costs attributable to the provision of certain services, primarily at the Company’s Phoenix, Arizona and Indianapolis, Indiana locations.

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

Concentration of Credit Risk

The Company believes the credit risk related to cash equivalents and investments is limited due to its adherence to an investment policy that requires investments to have a minimum BBB rating, depending on the type of security, by one major rating agency at the time of purchase. All of the Company’s cash equivalents and investments as of March 31, 2022 and December 31, 2021 consist of investments rated BBB or higher by at least one rating agency. Additionally, the Company utilizes at least one financial institution to conduct initial and ongoing credit analysis on its investment portfolio to monitor and lower the potential impact of market risk associated with its cash equivalents and investment portfolio. Financial instruments that potentially subject the Company to concentration of credit risk consist principally of cash balances, which are primarily invested in money market funds or on deposit at high credit quality financial institutions in the U.S. Accounts at each institution are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000. At March 31 2022 and December 31, 2021, the Company had $200,926 and $ 600,130 in excess of the FDIC insured limit. The Company is also subject to credit risk for its accounts receivable balance. Our dependence on our most significant university partner, with 87.6% and 87.4% of total service revenue for the three month periods ended March 31, 2022 and 2021, respectively, subjects us to the risk that declines in our customer’s operations would result in a sustained reduction in service revenue for the Company.

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

Grand Canyon Education, Inc.

Notes to Consolidated Financial Statements

(In thousands, except per share data)

3. Investments

As of March 31, 2022, the Company had investments of $62,396, classified as available-for-sale securities. As of December 31, 2021, the Company had no investments.

As of March 31, 2022, the Company had available-for-sale investments comprised of the following:

	As of March 31, 2022
		Gross	Gross	Estimated
	Adjusted	Unrealized	Unrealized	Fair
	Cost	Gains	(Losses)	Value
Corporate bonds	$30,468	$1	$(315)	$30,154
Commercial paper	32,349	—	(107)	32,242
Total investments	$62,817	$1	$(422)	$62,396

For the three months ended March 31, 2022, the net unrealized losses were $323, net of taxes. Available-for-sale debt securities are carried at fair value on the consolidated balance sheets. The Company estimates the lifetime expected credit losses for all available-for sale debt securities in an unrealized loss position. If our assessment indicates that an expected credit loss exists, we determine the portion of the unrealized loss attributable to credit deterioration and record a reserve for the expected credit loss in the allowance for credit losses in technology and academic services in our consolidated income statements.

Available-for-sale securities maturing as of December 31:
2022 (Remainder of year)	$48,136
2023	5,400
2024	6,835
2025	2,025
Total	$62,396

4. Net Income Per Common Share

Basic earnings per common share is calculated by dividing net income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per common share reflects the assumed conversion of all potentially dilutive securities, consisting of restricted stock awards, for which the estimated fair value exceeds the exercise price, less shares which could have been purchased with the related proceeds, unless anti-dilutive. For employee equity awards, repurchased shares are also included for any unearned compensation adjusted for tax. The table below reflects the calculation of the weighted average number of common shares outstanding, on an as if converted basis, used in computing basic and diluted earnings per common share.

	Three Months Ended
	March 31,
	2022	2021
Denominator:
Basic weighted average shares outstanding	34,806	46,084
Effect of dilutive stock options and restricted stock	95	216
Diluted weighted average shares outstanding	34,901	46,300

Diluted weighted average shares outstanding excludes the incremental effect of unvested restricted stock in accordance with the treasury stock method. For the three-month periods ended March 31, 2022 and 2021, approximately 206 and 1, respectively, of the Company’s restricted stock awards outstanding were excluded from the calculation of

Grand Canyon Education, Inc.

Notes to Consolidated Financial Statements

(In thousands, except per share data)

diluted earnings per share as their inclusion would have been anti-dilutive. These restricted stock awards could be dilutive in the future.

5. Allowance for Credit Losses

	Balance at			Balance at
	Beginning of	Charged to	Deductions/	End of
	Period (1)	Expense	Transfers (2)	Period
Allowance for credit losses
Three months ended March 31, 2022	$—	—	—	$—
Three months ended March 31, 2021	$5,000	—	—	$5,000

(1)	Amount represents the cumulative effect of the adoption of ASU No. 2016-13 on the Secured Note.
(2)	Deductions represent accounts written off, net of recoveries.

6. Property and Equipment

Property and equipment consist of the following:

	March 31,	December 31,
	2022	2021
Land	$5,579	$5,579
Land improvements	2,242	2,242
Buildings	51,399	51,399
Buildings and leasehold improvements	17,196	17,161
Computer equipment	115,232	113,680
Furniture, fixtures and equipment	18,028	17,921
Internally developed software	53,837	55,083
Construction in progress	5,947	3,381
	269,460	266,446
Less accumulated depreciation and amortization	(132,783)	(130,326)
Property and equipment, net	$136,677	$136,120

7. Amortizable Intangible Assets

Amortizable intangible assets consist of the following as of:

	March 31, 2022
	Estimated	Gross		Net
	Average Useful	Carrying	Accumulated	Carrying
	Life (in years)	Amount	Amortization	Amount
University partner relationships	25	$210,000	$(26,886)	$183,114
Trade names	1	280	(280)	—
Total amortizable intangible assets, net		$210,280	$(27,166)	$183,114

Grand Canyon Education, Inc.

Notes to Consolidated Financial Statements

(In thousands, except per share data)

Amortization expense for university partner relationships and trade names for the years ending December 31:

Remainder of 2022	$6,314
2023	8,419
2024	8,419
2025	8,419
2026	8,419
Thereafter	143,124
$183,114

8. Leases

The Company has operating leases for off-campus classroom and laboratory sites, office space, office equipment, and optical fiber communication lines. These leases have terms that range from one month to 10.3 years. At lease inception, we determine the lease term by assuming no exercises of renewal options, due to the Company’s constantly changing geographical needs for its university partners. Leases with an initial term of 12 months or less are not recorded in the consolidated balance sheets and we recognize lease expense for these leases on a straight-line basis over the lease term. The Company had operating lease costs of $2,396 and $2,435 for the three-month periods ended March 31, 2022 and 2021, respectively.

As of March 31, 2022, the Company had $14,871 of non-cancelable operating lease commitments for three off-campus classroom and laboratory sites and an office equipment lease that had not yet commenced. The Company’s weighted-average remaining lease term relating to its operating leases is 7.75 years, with a weighted-average discount rate of 3.06%. As of March 31, 2022, the Company had no financing leases.

Future payment obligations with respect to the Company’s operating leases, which were existing at March 31, 2022, by year and in the aggregate, are as follows:

Year Ending December 31,	Amount
Remainder of 2022	$6,836
2023	8,931
2024	8,440
2025	8,128
2026	8,012
Thereafter	26,294
Total lease payments	$66,641
Less interest	7,261
Present value of lease liabilities	$59,380

9. Notes Payable and Other Noncurrent Liabilities

The Company upon its receipt of the paydown of $500,000 on the Secured Note in October 2021 repaid all amounts due under the outstanding term loan and revolving credit facilities, terminated the credit agreement and expensed all remaining capitalized loan cost of $1,028 to interest expense.

Grand Canyon Education, Inc.

Notes to Consolidated Financial Statements

(In thousands, except per share data)

10. Commitments and Contingencies

Legal Matters

From time to time, the Company is a party to various lawsuits, claims, and other legal proceedings that arise in the ordinary course of business, some of which are covered by insurance. When the Company is aware of a claim or potential claim, it assesses the likelihood of any loss or exposure. If it is probable that a loss will result and the amount of the loss can be reasonably estimated, the Company records a liability for the loss. If the loss is not probable or the amount of the loss cannot be reasonably estimated, the Company discloses the nature of the specific claim if the likelihood of a potential loss is reasonably possible, and the amount involved could be material. With respect to the majority of pending litigation matters, the Company’s ultimate legal and financial responsibility, if any, cannot be estimated with certainty and, in most cases, any potential losses related to those matters are not considered probable.

Upon resolution of any pending legal matters, the Company may incur charges in excess of presently established reserves. Management does not believe that any such charges would, individually or in the aggregate, have a material adverse effect on the Company’s financial condition, results of operations or cash flows.

COVID-19 Considerations

In March 2020, the World Health Organization declared COVID-19 a global pandemic. The contagious outbreak and the related adverse public health developments, including orders to shelter-in-place, travel restrictions and mandated non-essential business closures, have adversely affected our business in a number of ways. The pandemic continues to result in reductions in education service revenue, operating income and margins in the Spring of 2022. At this time there remains considerable uncertainty around the duration of the COVID-19 pandemic. However, the related financial impact and duration of the COVID-19 pandemic cannot be reasonably estimated at this time.

11. Share-Based Compensation

Incentive Plan

The Company makes equity incentive grants pursuant to our 2017 Equity Incentive Plan (the “2017 Plan”) under which a maximum of 3,000 shares may be granted. As of March 31, 2022, 1,225 shares were available for grants under the 2017 Plan.

Restricted Stock

During the three months ended March 31, 2022, the Company granted 189 shares of common stock with a service vesting condition to certain of its executives, officers and employees. The restricted shares have voting rights and vest in five annual installments of 20%, with the first installment vesting in March of the calendar year following the date of grant (the “first vesting date”) and subsequent installments vesting on each of the four anniversaries of the first vesting date. Upon vesting, shares will be withheld in lieu of taxes equivalent to the minimum statutory tax withholding required to be paid when the restricted stock vests. During the three months ended March 31, 2022, the Company withheld 52 shares of common stock in lieu of taxes at a cost of $4,625 on the restricted stock vesting dates. A summary of the activity related to restricted stock granted under the Company’s Incentive Plan since December 31, 2021 is as follows:

		Weighted Average
	Total	Grant Date
	Shares	Fair Value per Share
Outstanding as of December 31, 2021	427	$86.24

Grand Canyon Education, Inc.

Notes to Consolidated Financial Statements

(In thousands, except per share data)

Granted	189	$82.95
Vested	(130)	$84.93
Forfeited, canceled or expired	(6)	$85.57
Outstanding as of March 31, 2022	480	$85.31

Stock Options

During the three months ended March 31, 2022, no options were granted. As of December 31, 2021, all options have been exercised or expired.

Share-based Compensation Expense

The table below outlines share-based compensation expense for the three months ended March 31, 2022 and 2021 related to restricted stock granted:

	2022	2021
Technology and academic services	$594	$606
Counseling services and support	1,583	1,488
Marketing and communication	35	30
General and administrative	978	895
Share-based compensation expense included in operating expenses	3,190	3,019
Tax effect of share-based compensation	(798)	(755)
Share-based compensation expense, net of tax	$2,392	$2,264

12. Treasury Stock

The Board of Directors has authorized under its existing stock repurchase program, an aggregate authorization for share repurchases since the initiation of our program of $1,645,000. The expiration date on the repurchase authorization is December 31, 2022. Repurchases occur at the Company’s discretion. Repurchases may be made in the open market or in privately negotiated transactions, pursuant to the applicable Securities and Exchange Commission rules. The amount and timing of future share repurchases, if any, will be made as market and business conditions warrant.

On March 10, 2021, the Company entered into an accelerated share repurchase (“ASR”) agreement with Morgan Stanley & Co. LLC (“Morgan Stanley”) to repurchase up to $35,000 of its outstanding shares of common stock as part of the Company’s share repurchase program. Under the ASR agreement, the Company received initial delivery of approximately 276 shares of common stock, representing approximately 80% of the number of shares of common stock initially underlying the ASR agreement based on the closing price of the common stock of $101.49, on March 9, 2021. At inception of the ASR agreement, the Company recognized the initial delivery of shares as treasury stock of $28,000 and recognized the remaining amount underlying the ASR agreement as a reduction of additional paid in capital of $7,000. The total number of shares that the Company repurchased under the ASR program was based on the volume-weighted average price of the common stock during the term of the ASR agreement, less a discount, and subject to potential adjustments pursuant to the terms and conditions of the ASR agreement. The final settlement of the share repurchases under the ASR agreement was completed on May 4, 2021 with additional delivery of 46 shares of common stock. At settlement of the ASR agreement, the Company recognized an increase to additional paid in capital and a decrease in treasury stock of $7,000 related to the remaining delivery of shares. The ASR agreement resulted in total of 322 shares repurchased at an average cost of $108.76.

Grand Canyon Education, Inc.

Notes to Consolidated Financial Statements

(In thousands, except per share data)

During the three months ended March 31, 2022 the Company repurchased 4,575 shares of common stock, at an aggregate cost of $394,930. As of March 31, 2022, there remained $200,503 available under its current share repurchase authorization. Shares repurchased in lieu of taxes are not included in the repurchase plan totals as they were approved in conjunction with the restricted share awards.

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

Forward-looking statements should not be read as a guarantee of future performance or results and will not necessarily be accurate indications of the times at, or by, which such performance or results will be achieved. Forward-looking statements are based on information available at the time those statements are made or management’s good faith belief as of that time with respect to future events and are subject to risks and uncertainties that could cause actual performance or results to differ materially from those expressed in or suggested by the forward-looking statements. Currently, one of the most significant factors that could cause actual outcomes to differ materially from our forward-looking statements is the continuing, and potential future, adverse effects of the COVID-19 pandemic, and federal, state and/or local regulatory guidelines and private business actions to control it, on the global economy and the financial markets, the higher education industry in which we operate, our university partners, and, ultimately, on our financial condition, operating results and cash flows. The extent to which the COVID-19 pandemic will continue to impact us, and our university partners will depend on future developments, including the scope, severity and duration of the pandemic, and the resulting economic impacts and potential changes in behavior, among others, all of which are highly uncertain and cannot be predicted with confidence. Important factors that could cause our actual performance or results to differ materially from those expressed in or suggested by the forward-looking statements, and which may be further heightened by the COVID-19 pandemic, include, but are not limited to:

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

Additional factors that could cause actual results to differ from those discussed in the forward-looking statements include, but are not limited to, those described in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K (the “2021 Form 10-K”) filed with the Securities and Exchange Commission (“SEC”) for the fiscal year ended December 31, 2021, as updated in our subsequent reports filed with the SEC, including any updates found in Part II, Item 1A of this Quarterly Report on Form 10-Q or our other reports on Form 10-Q. You should not put undue reliance on any forward-looking statements. Forward-looking statements speak only as of the date the statements are made and we assume no obligation to update forward-looking statements to reflect actual results, changes in assumptions, or changes in other factors affecting forward-looking information, except to the extent required by applicable securities laws. If we do update one or more forward-looking statements, no inference should be drawn that we will make additional updates with respect to those or other forward-looking statements.

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

In January 2019, GCE began providing education services to numerous university partners across the United States, through our wholly owned subsidiary, Orbis Education, which we acquired on January 22, 2019. Since the acquisition, GCE, together with Orbis Education, has continued to add additional university partners. In the healthcare field, we work in partnership with a growing number of top universities and healthcare networks across the country, offering healthcare-related academic programs at off-campus classroom and laboratory sites located near healthcare providers and developing high-quality, career-ready graduates who enter the workforce ready to meet the demands of the healthcare industry. In addition, we provided certain services to a university partner to assist them in expanding their online graduate programs. As of March 31, 2022, GCE provides education services to 27 university partners across the United States.

We plan to continue to add additional university partners and to introduce additional programs with both our existing partners and with new partners. We may engage with both new and existing university partners to offer healthcare programs, online only or hybrid programs, or, as is the case for our most significant partner, GCU, both healthcare and other programs. In addition, we have centralized a number of services that historically were provided separately to university partners of Orbis Education. Therefore, we refer to all university partners as “GCE partners” or “our partners”. We do disclose significant information for GCU, such as enrollments, due to its size in comparison to our other university partners.

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

Pursuant to the Master Services Agreement, GCE provides education services to GCU in return for 60% of GCU’s tuition and fee revenues, which includes fee revenues from room, board, and other ancillary businesses including a student-run golf course and hotel. GCU has four types of students: traditional ground university students, who attend class on its campus in Phoenix, Arizona and of which approximately 70% have historically lived on campus in university owned residence halls; professional studies students, who are working adult students who attend class one night a week on the Phoenix campus; online students who attend class fully online; and students who are studying in hybrid programs in which the ground component takes place at off-campus classroom and laboratory sites.

The COVID-19 outbreak, as well as measures taken to contain its spread, has impacted GCU’s students and its business in a number of ways. A full description of those impacts is described in our 2021 Form 10-K. Below is an explanation of those impacts from the COVID-19 pandemic, that had an effect on GCU’s tuition and non-tuition revenue during 2021 and the first quarter of 2022 and, consequently, the service revenues we earned under the Master Services Agreement:

●	Room, board and certain fee income was negatively impacted in the Spring semester of 2021 for GCU’s traditional students as the first week of the Spring 2021 semester was completed in an online modality to provide greater flexibility for students returning to campus after the holidays. Face-to-face instruction for the semester commenced on January 11, 2021 and ended April 1, 2021 for approximately 80% of classes, followed by two weeks of online instruction. Approximately 3,500 traditional ground students elected to complete the Spring 2021 semester entirely in the online modality. GCU’s ground traditional students residing on campus in

GCU’s residence halls returned to historical levels in the Spring semester of 2022 and the entire semester was conducted face-to-face. Thus, GCU experienced a significant year over year increase in these revenues in the first quarter of 2022 and thus the service revenues earned by GCE;

●	During the second quarter of 2020, GCU’s online enrollment growth accelerated significantly into the high single digits. The increased level of online enrollment at that time resulted from a combination of factors including an acceleration of new students starting programs, a higher-than-expected number of students returning to the university that had taken a break from their program (“re-enters”) and a lower-than-expected number of students deciding to drop out of or take a break from their program. We believe these trends were primarily caused by the shutdowns precipitated by the COVID-19 outbreak as greater numbers of working adults decided to return to school to finish undergraduate degree programs that they had previously started or to start new graduate degree programs during this time. These trends generally continued through the first quarter of 2021. Beginning in the second quarter of 2021, online enrollment growth rates as compared to the prior year period began to slow as both new enrollments and re-enters were down year over year, the numbers of students dropping out of school or taking periodic breaks in their program returned to historical levels and students completing their programs increased significantly on a year over year basis. These trends continued through the rest of 2021 and thus the year over year online growth rate continued to decline. The decline in new enrollments as compared to the prior year beginning in the second quarter of 2021 and continuing through the first quarter of 2022 were also the result of recruitment challenges caused by the reduced access to schools, hospitals, and businesses where our potential students work. We believe that as the year over year comparables return to historical levels and schools, hospitals and businesses fully reopen, our online enrollment growth rate will begin to re-accelerate; and

●	Professional studies students have declined significantly since the onset of the COVID-19 outbreak. Professional studies students at that time were converted to the online learning environment; since then, most have completed their programs while no new cohorts have been started until very recently. Now that the university has approved the recruitment of new professional studies cohorts, we anticipate that the number of these students will begin to grow.

The changes described above at GCU have impacted or will impact GCE’s service revenue under the Master Services Agreement. In addition, due to the limited operating expenses that we incur to deliver those services, there has been or will be a direct reduction in our operating profit and operating margin.

GCE also provides services to numerous university partners across the United States, including GCU, at off-campus classroom and laboratory sites. The majority of these university partners’ students are studying in the Accelerated Bachelor of Science in Nursing (“ABSN”) program which is offered in a 12-16-month format in three or four academic semesters. Beginning with the Summer 2021 semester we experienced a decline in revenue per student from students in these programs caused primarily by some students delaying their scheduled clinical courses due to vaccine mandates at hospital partners and we started to see a reduction in our off-site classroom and laboratory student enrollment growth rate due primarily to delays in the opening of scheduled new sites and requests by some of our university or hospital partners or their state regulatory boards to reduce cohort sizes due to concerns over potential clinical faculty availability caused by nursing and other healthcare employee shortages. This is especially true with one of our university partner’s Occupational Therapy Assistants (“OTA”) program in which enrollment declined 35.4% between March 31, 2021 and 2022 as the university partner stopped admitting new students for most of 2021 due to clinical placement backlog. None of our ABSN partners have stopped admitting new students but some locations that were scheduled to open in 2021 and 2022 have been pushed back and some existing partners have reduced incoming cohort sizes due to the concern that there are not enough nurses to serve as clinical faculty.

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

Beginning at the time of the COVID-19 outbreak a large percentage of our workforce began to work remotely and is expected to continue doing so for the foreseeable future. This degree of remote working could increase risks in the areas of internal control, cyber security and the use of remote technology, and thereby result in interruptions or disruptions in normal operational processes.

It is not possible for us to completely predict the duration or magnitude of the adverse results of the COVID-19 pandemic and its effects on our business, results of operations or financial condition at this time, but such effects may be material in future quarters.

Critical Accounting Policies and Use of Estimates

Our critical accounting policies are disclosed in the 2021 Form 10-K for the fiscal year ended December 31, 2021. During the three months ended March 31, 2022, there were no significant changes in our critical accounting policies.

Results of Operations

The following table sets forth certain income statement data as a percentage of net revenue for each of the periods indicated. Amortization of intangible assets has been excluded from the table below:

	Three Months Ended
	March 31,
	2022	2021
Costs and expenses
Technology and academic services	14.9%	13.5%
Counseling services and support	27.7	25.8
Marketing and communication	20.8	20.1
General and administrative	4.1	4.0

Three Months Ended March 31, 2022 Compared to Three Months Ended March 31, 2021

Service revenue. Our service revenue for the three months ended March 31, 2022 was $244.1 million, an increase of $7.2 million, or 3.0%, as compared to service revenue of $236.9 million for the three months ended March 31, 2021. The increase year over year in service revenue was primarily due to an increase in revenue per student year over year, partially offset by a decrease in university partner enrollments between years of 4.5%. The increase in revenue per student between years is primarily due to the service revenue impact of the increased room, board and other ancillary revenues at GCU in the first quarter of 2022 as compared to the prior year period (see - Impact of COVID-19 above) and the growth in the enrollment for students at off-campus classroom and laboratory sites. Service revenue per student for off-campus classroom and laboratory sites generates a significantly higher revenue per student than we earn under our agreement with GCU, as these agreements generally provide us with a higher revenue share percentage, the partners have higher tuition rates than GCU and the majority of their students are studying in the Accelerated Bachelor of Science in Nursing program and take more credits on average per semester. In addition, we continued to open new off-campus classroom and laboratory sites increasing the total number of these sites to 29 at March 31, 2022. Partner enrollments totaled 110,217 at March 31, 2022 as compared to 115,390 at March 31, 2021. University partner enrollments at our off-campus classroom and laboratory sites were 4,497, an increase of 1.2% over enrollments at March 31, 2021, which includes 283 GCU students at March 31, 2022. This growth rate has slowed over the past year primarily due to a 35.4% decline in OTA students. Year over year ABSN student growth has slowed to 5.7% at March 31, 2022. For further discussion (see – Impact of COVID-19 above). Enrollments at GCU declined to 106,003 at March 31, 2022, a decrease of 4.5% over enrollments at March 31, 2021. Enrollments for GCU ground students were 21,504 at March 31, 2022 up from 19,721 at March 31, 2021 primarily due to a 9.5% increase in traditional ground students between years. GCU’s ground traditional students residing on campus in GCU’s residence halls increased 25.8% from Spring of 2021 to Spring of 2022, representing approximately 70.3% of GCU’s ground traditional students. GCU’s decline in its working adult students (online and professional studies) between March 31, 2021 and March 31, 2022 is discussed in Impact of COVID-19 above.

Technology and academic services. Our technology and academic services expenses for the three months ended March 31, 2022 were $36.3 million, an increase of $4.2 million, or 13.3%, as compared to technology and academic services expenses of $32.1 million for the three months ended March 31, 2021. This increase was primarily due to increases in employee compensation and related expenses, including share-based compensation and benefit expenses, in other technology and academic costs and in occupancy and depreciation including lease expenses of $2.8 million, $1.2 million and $0.2 million, respectively. These increases were primarily due to increased headcount to support our 27 university partners, and their increased enrollment growth, tenure-based salary adjustments, an increase in benefit costs and the increased number of off-campus classroom and laboratory sites year over year. Our technology and academic services expenses as a percentage of net revenue increased 1.4% to 14.9% for the three months ended March 31, 2022, from 13.5% for the three months ended March 31, 2021. This increase was primarily due to partnership agreements with university partners that have off-campus classroom and laboratory sites requiring a higher level of technology and academic services than our agreement with GCU partially offset by the increased Spring 2022 semester ancillary revenues at GCU. We anticipate that technology and academic services expenses as a percentage of revenue will continue to increase in the future as we open more off-campus classroom and laboratory sites.

Counseling services and support. Our counseling services and support expenses for the three months ended March 31, 2022 were $67.5 million, an increase of $6.3 million, or 10.2%, as compared to counseling services and support expenses of $61.2 million for the three months ended March 31, 2021. This increase was primarily attributable to increases in other counseling services and support expenses of $4.7 million, increases in employee compensation and related expenses including share-based compensation and benefit expenses of $1.4 million and increases in occupancy and depreciation expenses of $0.3 million. The increase in other counseling services and support expenses is primarily the result of increased travel costs to service our 27 university partners as compared to the COVID-19 impacted first quarter of 2021, during which significantly lower travel costs were incurred. The increases in employee compensation and related expenses were primarily due to increased headcount to support our university partners, and their increased enrollment growth, tenure-based salary adjustments, an increase in benefit costs and the increased number of off-campus classroom and laboratory sites open year over year. Our counseling services and support expenses as a percentage of net revenue increased 1.9% to 27.7% for the three months ended March 31, 2022, from 25.8% for the three months ended March 31, 2021 primarily due to significant increase year over year in travel and benefit costs, partially offset by our ability to leverage our counseling services and support expense across an increasing revenue base primarily due to the increased Spring 2022 semester ancillary revenues at GCU. We anticipate that counseling services and support expense as a percentage of revenue will continue to be higher in 2022 than in 2021 as travel expenses return to pre-COVID-19 levels and we grow our employee base and their compensation to meet our university partners’ growth expectations and retain our employees.

Marketing and communication. Our marketing and communication expenses for the three months ended March 31, 2022 were $50.8 million, an increase of $3.1 million, or 6.5%, as compared to marketing and communication expenses of $47.7 million for the three months ended March 31, 2021. This increase was primarily attributable to the increased cost to market our university partners’ programs and to the marketing of new university partners and new locations which resulted in increased advertising of $2.3 million, increased employee compensation, including share-based compensation and benefit expenses of $0.7 million and increased other communications expenses of $0.1 million. Our marketing and communication expenses as a percentage of net revenue increased by 0.7% to 20.8% for the three months ended March 31, 2022, from 20.1% for the three months ended March 31, 2021, primarily due to the increase in the number of new university partners and their growth expectations and increased off-campus classroom and laboratory sites opened and sites planned to open in the next 12 months.

General and administrative. Our general and administrative expenses for the three months ended March 31, 2022 were $9.9 million, an increase of $0.3 million, or 3.2%, as compared to general and administrative expenses of $9.6 million for the three months ended March 31, 2021. This increase was primarily attributable to an increase in professional fees of $0.3 million and an increase in other general and administrative expenses of $0.1 million, partially offset by decreases in employee compensation, including share-based compensation, and related expenses of $0.1 million. The increase in professional fees is primarily due to increased legal and audit fees between years. Our increase in other general and administrative expenses is primarily related to an increase in travel costs. The decrease in employee compensation and related expenses is primarily related to lower headcount at our office in Indiana as we have transitioned a number of back office functions to Arizona. Our general and administrative expenses as a percentage of net revenue increased by 0.1% to 4.1% for the three months ended March 31, 2022, from 4.0% for the three months ended March 31, 2021 due to the increased professional fees partially offset by the cost savings realized by consolidating certain back-office functions and our ability to leverage our other general and administrative expenses across an increasing revenue base primarily due to the increased Spring 2022 semester ancillary revenues at GCU.

Amortization of intangible assets. Amortization of intangible assets for the three months ended March 31, 2022 and 2021 were $2.1 million for both periods. As a result of the acquisition of our wholly owned subsidiary, Orbis Education, certain identifiable intangible assets were created (primarily customer relationships) that will be amortized over their expected lives.

Interest income on Secured Note. Interest income on the Secured Note for the three months ended March 31, 2021 was $14.5 million. GCE recognized interest income on the Secured Note including borrowings made for capital expenditures, at an interest rate of 6%. GCU repaid all amounts owed on the Secured Note in the fourth quarter of 2021. As the Secured Note receivable was paid off in 2021 there was no interest income earned on the Secured Note in the first quarter of 2022 and will be none in future periods.

Interest expense. Interest expense was $0.8 million for the three months ended March 31, 2021. The credit facility was repaid and terminated in early November 2021, thus there was no interest expense incurred in the first quarter of 2022.

Investment interest and other. Investment interest and other for the three months ended March 31, 2022 was $0.2 million, as compared to investment interest and other for the three months ended March 31, 2021 was $0.1 million.

Income tax expense. Income tax expense for the three months ended March 31, 2022 was $19.6 million, a decrease of $0.4 million, or 2.0%, as compared to income tax expense of $20.0 million for the three months ended March 31, 2021. This decrease was the result of a decrease in our taxable income partially offset by an increase in our effective tax rate between periods. Our effective tax rate was 25.2% during the first quarter of 2022 compared to 20.4% during the first quarter of 2021. In the first quarter of 2021, the effective tax rate was significantly impacted by excess tax benefits of $4.4 million as a result of exercises of the remaining stock options held by employees prior to their expiration. Excess tax benefits totaled only $0.1 million in the first quarter of 2022. In the first quarter of 2022, the effective tax rate was also unfavorably impacted by an increase in the state income tax rate.

Net income. Our net income for the three months ended March 31, 2022 was $58.1 million, a decrease of $20.0 million, or 25.6%, as compared to $78.1 million for the three months ended March 31, 2021, due to the factors discussed above.

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

Liquidity and Capital Resources

	As of March 31,	As of December 31,
(In thousands)	2022	2021
Cash, cash equivalents and investments	$264,329	$600,941

Overview

Our liquidity position, as measured by cash and cash equivalents and investments decreased by $336.6 million between December 31, 2021 and March 31, 2022, which was largely attributable to share repurchases during the first quarter of 2022 of $399.6 million, partially offset by cash provided by operating activities of $70.3 million. Our unrestricted cash and cash equivalents and investments were $264.3 million at March 31, 2022 and $600.9 million at December 31, 2021.

Based on our current level of operations and anticipated growth, we believe that our cash flow from operations and other sources of liquidity, including cash and cash equivalents and our revolving line of credit, will provide adequate funds for ongoing operations, planned capital expenditures, and working capital requirements for at least the next 24 months.

Cash Flows from Operating Activities

	Three Months Ended March 31,
(In thousands)	2022	2021
Net cash provided by operating activities	$70,260	$89,827

The decrease in cash generated from operating activities between the three months ended March 31, 2022 and the three months ended March 31, 2021 was primarily due to a decrease in net income and changes in working capital balances. We define working capital as the assets and liabilities, other than cash, generated through the Company’s primary operating activities. Changes in these balances are included in the changes in assets and liabilities presented in the consolidated statement of cash flows.

Cash Flows from Investing Activities

	Three Months Ended March 31,
(In thousands)	2022	2021
Net cash used in investing activities	$(69,713)	$(34,819)

Investing activities consumed $69.7 million of cash in the three months ended March 31, 2022 compared to $34.8 million in the three months ended March 31, 2021.

In the first three months of 2022 cash used in investing activities consisted of the purchase of available-for-sale securities of $62.8 million with the excess cash flows generated from the recent repayment of the Secured Note by GCU in the fourth quarter of 2021. In 2021 purchases of investments, net of proceeds from the sale of investments totaled $25.8 million.

In the first three months of 2022 and 2021 cash used in investing activities also included the purchases of capital expenditures totaling $6.8 million and $8.9 million, respectively. Capital expenditures for both periods primarily consisted of leasehold improvements and equipment for new off-campus classroom and laboratory sites, as well as purchases of computer equipment, internal use software projects and furniture and equipment to support our increasing employee headcount. The Company intends to continue to spend approximately $30.0 million to $35.0 million per year for capital expenditures.

Cash Flows from Financing Activities

	Three Months Ended March 31,
(In thousands)	2022	2021
Net cash used in financing activities	$(399,555)	$(74,948)

Financing activities consumed $399.6 million of cash in the three months ended March 31, 2022 compared to $74.9 million in the three months ended March 31, 2021.

During the three months ended March 31, 2022 and 2021, $395.0 million and $56.3 million, respectively was used to purchase treasury stock in accordance with GCE’s share repurchase program, and in 2021 $7.0 million was paid to Morgan Stanley under our accelerated share repurchase (“ASR”) agreement for shares that would be settled no later than May 7, 2021. In 2022 and 2021, $4.6 million and $6.0 million, respectively, of cash was utilized to purchase common shares withheld in lieu of income taxes resulting from the vesting of restricted share awards. The Company intends to continue using a significant portion of its cash flows from operations to repurchase its shares.

In 2021, principal payments on notes payable and capital leases totaled $8.3 million, partially offset by proceeds from the exercise of stock options of $2.7 million

Share Repurchase Program

Our Board of Directors has authorized under its existing stock repurchase program, an aggregate authorization for share repurchases since the initiation of the program of $1,645.0 million. The current expiration date on the repurchase authorization by our Board of Directors is December 31, 2022. Repurchases occur at the Company’s discretion and the Company may modify, suspend or discontinue the repurchase authorization at any time.

Under our share repurchase authorization, we may purchase shares in the open market or in privately negotiated transactions, pursuant to the applicable SEC rules. The amount and timing of future share repurchases, if any, will be made as market and business conditions warrant.

We repurchased 4,575,048 shares of common stock in the three months ended March 31, 2022. At March 31, 2022, there remains $200.5 million available under our share repurchase authorization.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have had or are reasonably likely to have a material current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources.

Item 3.   Quantitative and Qualitative Disclosures About Market Risk

Market risk. As of March 31, 2022, we have no derivative financial instruments or derivative commodity instruments. We invest cash in excess of current operating requirements in money market instruments and commercial paper at multiple financial institutions.

Interest rate risk. We manage interest rate risk by investing excess funds in cash equivalents, BBB or higher rated corporate bonds, commercial paper, municipal securities, asset backed securities, municipal bonds, and collateralized mortgage obligations bearing variable interest rates, which are tied to various market indices or individual bond coupon rates. Our future investment income may fall short of expectations due to changes in interest rates or we may suffer losses in principal if we are forced to sell securities before their maturity date that have declined in market value due to changes in interest rates. At March 31, 2022, a 10% increase or decrease in interest rates would not have a material impact on our future earnings, fair values, or cash flows.

Item 4.   Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective, as of March 31, 2022, in ensuring that material information relating to us required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in reports it files or submits under the Exchange Act is accumulated and communicated to management, including its principal executive officer or officers and principal financial officer or officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

PART II – OTHER INFORMATION

Item 1.   Legal Proceedings

None.

Item 1A. Risk Factors

There have been no material changes to the risk factors disclosed in the “Risk Factors” section of our Annual Report on Form 10-K for the year ended December 31, 2021.

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sales of Unregistered Securities

None.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

Our Board of Directors has authorized under its existing stock repurchase program, an aggregate authorization for share repurchases since the initiation of the program of $1,645.0 million. The current expiration date on the repurchase authorization by our Board of Directors is December 31, 2022. Repurchases occur at the Company’s discretion and the Company may modify, suspend or discontinue the repurchase authorization at any time. Repurchases may be made in the open market or in privately negotiated transactions, pursuant to the applicable Securities and Exchange Commission rules. The amount and timing of future share repurchases, if any, will be made as market and business conditions warrant.

During the three months ended March 31, 2022, 4,575,048 shares of common stock were repurchased by the Company. At March 31, 2022, there remains $200.5 million available under our share repurchase authorization.

The following table sets forth our share repurchases of common stock and our share repurchases in lieu of taxes, which are not included in the repurchase plan totals as they were approved in conjunction with the restricted share awards, during each period in the first quarter of fiscal 2022:

			Total Number of	Maximum Dollar
			Shares Purchased as	Value of Shares
		Average	Part of Publicly	That May Yet Be
	Total Number of	Price Paid	Announced	Purchased Under
Period	Shares Purchased	Per Share	Program	the Program
Share Repurchases
January 1, 2022 – January 31, 2022	1,685,637	$85.83	1,685,637	$450,700,000
February 1, 2022 – February 28, 2022	1,807,066	$82.53	1,807,066	$301,600,000
March 1, 2022 – March 31, 2022	1,082,345	$93.42	1,082,345	$200,500,000
Total	4,575,048	$86.32	4,575,048	$200,500,000
Tax Withholdings
January 1, 2022 – January 31, 2022	—	$—	—	$—
February 1, 2022 – February 28, 2022	—	$—	—	$—
March 1, 2022 – March 31, 2022	52,446	$88.19	—	$—
Total	52,446	$88.19	—	$—

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

101

The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2022, formatted in Inline XBRL: (i) Consolidated Income Statements, (ii) Consolidated Statements of Comprehensive Income, (iii) Consolidated Balance Sheets, (iv) Consolidated Statements of Stockholders’ Equity, (v) Consolidated Statements of Cash Flows, and (vi) Notes to Consolidated Financial Statements tagged as blocks of text and including detailed tags.

Filed herewith.

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2022, formatted in Inline XBRL (included as Exhibit 101).	Filed herewith.

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

GRAND CANYON EDUCATION, INC.

Date: May 4, 2022	By:	/s/ Daniel E. Bachus
Daniel E. Bachus
Chief Financial Officer
(Principal Financial Officer)