Form 10-Q
period 2022-06-30
Grand Canyon Education, Inc.
filed 2022-08-04
CIK 1434588

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

or

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

The total number of shares of common stock outstanding as of August 2, 2022, was 31,962,995.

GRAND CANYON EDUCATION, INC.

FORM 10-Q

PART I – FINANCIAL INFORMATION

Item 1.Financial Statements

GRAND CANYON EDUCATION, INC.

Consolidated Income Statements

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands, except per share data)	2022	2021	2022	2021
Service revenue	$199,753	$201,487	$443,886	$438,421
Costs and expenses:
Technology and academic services	38,189	33,676	74,495	65,727
Counseling services and support	66,025	60,932	133,538	122,171
Marketing and communication	49,735	45,445	100,586	93,176
General and administrative	9,854	9,081	19,747	18,663
Amortization of intangible assets	2,105	2,105	4,210	4,210
Total costs and expenses	165,908	151,239	332,576	303,947
Operating income	33,845	50,248	111,310	134,474
Interest income on Secured Note	—	14,773	—	29,322
Interest expense	(5)	(763)	(5)	(1,562)
Investment interest and other	344	238	549	359
Income before income taxes	34,184	64,496	111,854	162,593
Income tax expense	8,622	15,035	28,214	35,020
Net income	$25,562	$49,461	$83,640	$127,573
Earnings per share:
Basic income per share	$0.80	$1.09	$2.51	$2.78
Diluted income per share	$0.80	$1.09	$2.51	$2.78
Basic weighted average shares outstanding	31,800	45,490	33,295	45,810
Diluted weighted average shares outstanding	31,877	45,582	33,381	45,964

The accompanying notes are an integral part of these consolidated financial statements.

GRAND CANYON EDUCATION, INC.

Consolidated Balance Sheets

	June 30,	December 31,
(In thousands, except par value)	2022	2021
	(Unaudited)
ASSETS:
Current assets
Cash and cash equivalents	$139,401	$600,941
Investments	63,867	—
Accounts receivable, net	25,727	70,063
Income tax receivable	8,967	1,275
Other current assets	11,890	8,766
Total current assets	249,852	681,045
Property and equipment, net	139,632	136,120
Right-of-use assets	54,202	57,652
Amortizable intangible assets, net	181,009	185,219
Goodwill	160,766	160,766
Other assets	1,842	1,943
Total assets	$787,303	$1,222,745
LIABILITIES AND STOCKHOLDERS’ EQUITY:
Current liabilities
Accounts payable	$18,139	$24,306
Accrued compensation and benefits	32,911	32,714
Accrued liabilities	32,977	27,593
Income taxes payable	32	5,895
Deferred revenue	11,958	10
Current portion of lease liability	7,699	7,426
Total current liabilities	103,716	97,944
Deferred income taxes, noncurrent	26,571	25,962
Other long-term liability	24	37
Lease liability, less current portion	50,354	53,755
Total liabilities	180,665	177,698
Commitments and contingencies
Stockholders’ equity
Preferred stock, $0.01 par value, 10,000 shares authorized; 0 shares issued and outstanding at June 30, 2022 and December 31, 2021	—	—
Common stock, $0.01 par value, 100,000 shares authorized; 53,830 and 53,637 shares issued and 31,963 and 37,722 shares outstanding at June 30, 2022 and December 31, 2021, respectively	538	536
Treasury stock, at cost, 21,867 and 15,915 shares of common stock at June 30, 2022 and December 31, 2021, respectively	(1,635,223)	(1,107,211)
Additional paid-in capital	303,029	296,670
Accumulated other comprehensive loss	(398)	—
Retained earnings	1,938,692	1,855,052
Total stockholders’ equity	606,638	1,045,047
Total liabilities and stockholders’ equity	$787,303	$1,222,745

The accompanying notes are an integral part of these consolidated financial statements.

GRAND CANYON EDUCATION, INC.

Consolidated Statements of Comprehensive Income

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands)	2022	2021	2022	2021
Net income	$25,562	$49,461	$83,640	$127,573
Other comprehensive income, net of tax:
Unrealized losses on available-for-sale securities, net of taxes of $24 and $22 for the three months ended June 30, 2022 and 2021, respectively, and $123 and $57 for the six months ended June 30, 2022 and 2021, respectively	(75)	(65)	(398)	(185)
Comprehensive income	$25,487	$49,396	$83,242	$127,388

The accompanying notes are an integral part of these consolidated financial statements.

GRAND CANYON EDUCATION, INC.

Consolidated Statement of Stockholders’ Equity

(In thousands)

(Unaudited)

	Six Months Ended June 30, 2022
						Accumulated
					Additional	Other
	Common Stock		Treasury Stock		Paid-in	Comprehensive	Retained
	Shares	Par Value	Shares	Cost	Capital	Loss	Earnings	Total
Balance at December 31, 2021	53,637	$536	15,915	$(1,107,211)	$296,670	$—	$1,855,052	$1,045,047
Comprehensive income	—	—	—	—	—	(323)	58,078	57,755
Common stock purchased for treasury	—	—	4,575	(394,930)	—	—	—	(394,930)
Restricted shares forfeited	—	—	6	—	—	—	—	—
Share-based compensation	189	2	52	(4,625)	3,188	—	—	(1,435)
Balance at March 31, 2022	53,826	$538	20,548	$(1,506,766)	$299,858	$(323)	$1,913,130	$706,437
Comprehensive income	—	—	—	—	—	(75)	25,562	25,487
Common stock purchased for treasury	—	—	1,319	(128,457)	—	—	—	(128,457)
Restricted shares forfeited	—	—	—	—	—	—	—	—
Share-based compensation	4	—	—	—	3,171	—	—	3,171
Balance at June 30, 2022	53,830	$538	21,867	$(1,635,223)	$303,029	$(398)	$1,938,692	$606,638

	Six Months Ended June 30, 2021
						Accumulated
					Additional	Other
	Common Stock		Treasury Stock		Paid-in	Comprehensive	Retained
	Shares	Par Value	Shares	Cost	Capital	Loss	Earnings	Total
Balance at December 31, 2020	53,277	$533	6,628	$(303,379)	$282,467	$—	$1,594,708	$1,574,329
Comprehensive income	—	—	—	—	—	(120)	78,112	77,992
Common stock purchased for treasury	—	—	567	(56,348)	(7,000)	—	—	(63,348)
Restricted shares forfeited	—	—	—	—	—	—	—	—
Share-based compensation	180	1	56	(5,994)	3,018	—	—	(2,975)
Exercise of stock options	176	2	—	—	2,678	—	—	2,680
Balance at March 31, 2021	53,633	$536	7,251	$(365,721)	$281,163	$(120)	$1,672,820	$1,588,678
Comprehensive income	—	—	—	—	—	(65)	49,461	49,396
Common stock purchased for treasury	—	—	982	(95,331)	(3,000)	—	—	(98,331)
Restricted shares forfeited	—	—	8	—	—	—	—	—
Share-based compensation	4	—	—	—	2,940	—	—	2,940
Balance at June 30, 2021	53,637	$536	8,241	$(461,052)	$281,103	$(185)	$1,722,281	$1,542,683

The accompanying notes are an integral part of these consolidated financial statements.

GRAND CANYON EDUCATION, INC.

Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended
	June 30,
(In thousands)	2022	2021
Cash flows provided by operating activities:
Net income	$83,640	$127,573
Adjustments to reconcile net income to net cash provided by operating activities:
Share-based compensation	6,361	5,959
Depreciation and amortization	11,352	10,821
Amortization of intangible assets	4,210	4,210
Deferred income taxes	732	1,837
Other, including fixed asset impairments	631	302
Changes in assets and liabilities:
Accounts receivable and interest receivable from university partners	44,336	47,312
Other assets	(3,171)	(3,975)
Right-of-use assets and lease liabilities	322	237
Accounts payable	(6,285)	6,653
Accrued liabilities	5,568	5,027
Income taxes receivable/payable	(13,555)	(5,387)
Deferred revenue	11,948	9,760
Net cash provided by operating activities	146,089	210,329
Cash flows used in investing activities:
Capital expenditures	(15,136)	(15,757)
Additions of amortizable content	(114)	(271)
Funding to GCU	—	(190,000)
Purchases of investments	(91,361)	(51,223)
Proceeds from sale or maturity of investments	26,994	17,166
Net cash used in investing activities	(79,617)	(240,085)
Cash flows used in financing activities:
Principal payments on notes payable	—	(16,572)
Net borrowings from revolving line of credit	—	35,000
Repurchase of common shares and shares withheld in lieu of income taxes	(528,012)	(167,673)
Net proceeds from exercise of stock options	—	2,680
Net cash used in financing activities	(528,012)	(146,565)
Net decrease in cash and cash equivalents and restricted cash	(461,540)	(176,321)
Cash and cash equivalents and restricted cash, beginning of period	600,941	245,769
Cash and cash equivalents and restricted cash, end of period	$139,401	$69,448
Supplemental disclosure of cash flow information
Cash paid for interest	$5	$1,658
Cash paid for income taxes	$38,841	$37,132
Supplemental disclosure of non-cash investing and financing activities
Purchases of property and equipment included in accounts payable	$1,654	$422
ROU Asset and Liability recognition	$503	$1,717

The accompanying notes are an integral part of these consolidated financial statements.

Grand Canyon Education, Inc.

Notes to Consolidated Financial Statements

(In thousands, except per share data)

1. Nature of Business

Grand Canyon Education, Inc. (together with its subsidiaries, the “Company” or “GCE”) is a publicly traded education services company dedicated to serving colleges and universities. GCE has developed significant technological solutions, infrastructure and operational processes to provide services to these institutions on a large scale. GCE’s most significant university partner is Grand Canyon University (“GCU”), an Arizona non-profit corporation, a comprehensive regionally accredited university that offers graduate and undergraduate degree programs, emphases and certificates across nine colleges both online, on ground at its campus in Phoenix, Arizona and at three off-campus classroom and laboratory sites.

In January 2019, GCE began providing education services to numerous university partners across the United States, through our wholly owned subsidiary, Orbis Education, which we acquired, by merger on January 22, 2019 (the “Acquisition”). Since the Acquisition, GCE, together with Orbis Education, has continued to add additional university partners. In the healthcare field, we work in partnership with a growing number of top universities and healthcare networks across the country, offering healthcare-related academic programs at off-campus classroom and laboratory sites located near healthcare providers and developing high-quality, career-ready graduates who enter the workforce ready to meet the demands of the healthcare industry. In addition, we have provided certain services to a university partner to assist them in expanding their online graduate programs. As of June 30, 2022, GCE provides education services to 27 university partners across the United States.

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

Investments

As of June 30, 2022 and 2021, the Company considered its investments in corporate bonds, commercial paper, municipal securities, asset backed securities, municipal bonds, and collateralized mortgage obligations as available-for-sale securities based on the Company’s intent for the respective securities. Available-for-sale securities are carried at fair value, determined using Level 2 of the hierarchy of valuation inputs, with the use of inputs other than quoted prices that are observable for the assets, with unrealized gains and losses, net of tax, reported as a separate component of other comprehensive income. Unrealized losses considered to be other-than-temporary are recognized currently in earnings.

Grand Canyon Education, Inc.

Notes to Consolidated Financial Statements

(In thousands, except per share data)

Amortization of premiums, accretion of discounts, interest and dividend income and realized gains and losses are included in interest and other income. As of December 31, 2021, the Company had no investments.

Arrangements with GCU

On July 1, 2018, the Company consummated an Asset Purchase Agreement (the “Asset Purchase Agreement”) with GCU. In conjunction with the Asset Purchase Agreement, we received a secured note from GCU as consideration for the transferred assets in the initial principal amount of $870,097 (the “Secured Note”) which was repaid by GCU in the fourth quarter of 2021. In connection therewith, the Company and GCU entered into a long-term master services agreement (the “Master Services Agreement”) pursuant to which the Company provides identified technology and academic services, counseling services and support, marketing and communication services, and several back-office services to GCU in return for 60% of GCU’s tuition and fee revenue. Except for identified liabilities assumed by GCU, GCE retained responsibility for all liabilities of the business arising from pre-closing operations.

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

Costs that are capitalized include payroll and payroll-related costs for employees who are directly associated and spend time producing content and payments to faculty and subject matter experts involved in the process.  The Company starts capitalizing content costs when it begins to develop or to convert a particular course, resources have been assigned and a timeline has been set. The content asset is placed in service when all work is complete, and the curriculum could be used for instruction. Capitalized content development assets are included in other assets in our consolidated balance sheets. The Company has concluded that the most appropriate method to amortize the deferred content assets is on a straight-line basis over the estimated life of the course, which is generally four years which corresponds with course’s review and major revision cycle. As of June 30, 2022 and December 31, 2021, $1,020 and $1,168, respectively, net of amortization, of deferred content assets are included in other assets, long-term in the Company’s consolidated balance sheets and amortization is included in technical and academic services where the costs originated.

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

Finite-lived intangible assets that are acquired in a business combination are recorded at fair value on their acquisition dates and are amortized using a method that reflects the pattern in which the economic benefits of the intangible assets are consumed or on a straight-line basis over the estimated useful life of the intangible asset if the pattern of economic benefit cannot be reliability determined. Finite-lived intangible assets consist of university partner

Grand Canyon Education, Inc.

Notes to Consolidated Financial Statements

(In thousands, except per share data)

relationships and trade names. The Company reviews its finite-lived intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an intangible asset may not be recoverable. There were no indicators that the carrying amount of the finite-lived intangible assets were impaired as of June 30, 2022. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to undiscounted future net cash flows expected to be generated by the assets. If such intangible assets are not recoverable, a potential impairment loss is recognized to the extent the carrying amounts of the assets exceeds the fair value of the assets.

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

The Company’s receivables represent unconditional rights to consideration from our Services Agreements with our university partners. Accounts receivable, net is stated at net realizable value and contains billed and unbilled revenue. The Company utilizes the allowance method to provide for doubtful accounts based on its evaluation of the expected credit losses. There have been no amounts written off and no reserves established as of June 30, 2022. The Company will continue to review and revise its allowance methodology based on its collection experience with its partners.

For our partners with unbilled revenue, revenue recognition occurs in advance of billings. Billings for some university partners do not occur until after the service period has commenced and final enrollment information is available. Our unbilled revenue of $7,912 and $3,841 as of June 30, 2022 and December 31, 2021, respectively, are included in accounts receivable in our consolidated balance sheets. Deferred revenue represents the excess of amounts received as compared to amounts recognized in revenue on our consolidated statements of income as of the end of the reporting period, and such amounts are reflected as a current liability on our consolidated balance sheets. We generally receive payments for our services billed within 30 days of invoice. These payments are recorded as deferred revenue until the services are delivered and revenue is recognized.

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

Concentration of Credit Risk

The Company believes the credit risk related to cash equivalents and investments is limited due to its adherence to an investment policy that requires investments to have a minimum BBB rating, depending on the type of security, by one major rating agency at the time of purchase. All of the Company’s cash equivalents and investments as of June 30, 2022 and December 31, 2021 consist of investments rated BBB or higher by at least one rating agency. Additionally, the Company utilizes at least one financial institution to conduct initial and ongoing credit analysis on its investment portfolio to monitor and lower the potential impact of market risk associated with its cash equivalents and investment portfolio. Financial instruments that potentially subject the Company to concentration of credit risk consist principally of cash balances, which are primarily invested in money market funds or on deposit at high credit quality financial institutions in the U.S. Accounts at each institution are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000. At June 30, 2022 and December 31, 2021, the Company had $138,519 and $600,130, respectively, in excess of the FDIC insured limit. The Company is also subject to credit risk for its accounts receivable balance. Our dependence on our most significant university partner, with 85.1% and 85.7% of total service revenue for the six-month periods ended June 30, 2022 and 2021, respectively, subjects us to the risk that declines in our customer’s operations would result in a sustained reduction in service revenue for the Company.

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

Grand Canyon Education, Inc.

Notes to Consolidated Financial Statements

(In thousands, except per share data)

3. Investments

As of June 30, 2022, the Company had investments of $63,867, classified as available-for-sale securities. As of December 31, 2021, the Company had no investments.

As of June 30, 2022, the Company had available-for-sale investments comprised of the following:

	As of June 30, 2022
		Gross	Gross	Estimated
	Adjusted	Unrealized	Unrealized	Fair
	Cost	Gains	(Losses)	Value
Corporate bonds	$31,967	$6	$(410)	$31,563
Commercial paper	32,421	—	(117)	32,304
Total investments	$64,388	$6	$(527)	$63,867

For the six months ended June 30, 2022, the net unrealized losses were $398, net of taxes. Available-for-sale debt securities are carried at fair value on the consolidated balance sheets. The Company estimates the lifetime expected credit losses for all available-for sale debt securities in an unrealized loss position. If our assessment indicates that an expected credit loss exists, we determine the portion of the unrealized loss attributable to credit deterioration and record a reserve for the expected credit loss in the allowance for credit losses in technology and academic services in our consolidated income statements.

Available-for-sale securities maturing as of December 31:
2022 (Remainder of year)	$49,667
2023	5,376
2024	6,799
2025	2,025
Total	$63,867

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Denominator:
Basic weighted average shares outstanding	31,800	45,490	33,295	45,810
Effect of dilutive stock options and restricted stock	77	92	86	154
Diluted weighted average shares outstanding	31,877	45,582	33,381	45,964

Diluted weighted average shares outstanding excludes the incremental effect of unvested restricted stock in accordance with the treasury stock method. For the three-month periods ended June 30, 2022 and 2021, approximately nil and 1, respectively, and for the six-month periods ended June 30, 2022 and 2021, approximately 103 and 2,

Grand Canyon Education, Inc.

Notes to Consolidated Financial Statements

(In thousands, except per share data)

respectively, of the Company’s restricted stock awards outstanding were excluded from the calculation of diluted earnings per share as their inclusion would have been anti-dilutive. These restricted stock awards could be dilutive in the future.

5. Allowance for Credit Losses

	Balance at			Balance at
	Beginning of	Charged to	Deductions/	End of
	Period (1)	Expense	Transfers (2)	Period
Allowance for credit losses
Six months ended June 30, 2022	$—	—	—	$—
Six months ended June 30, 2021	$5,000	—	—	$5,000

(1)	Amount represents the cumulative effect of the adoption of ASU No. 2016-13 on the Secured Note.
(2)	Deductions represent accounts written off, net of recoveries.

6. Property and Equipment

Property and equipment consist of the following:

	June 30,	December 31,
	2022	2021
Land	$5,579	$5,579
Land improvements	2,242	2,242
Buildings	51,399	51,399
Buildings and leasehold improvements	17,236	17,161
Computer equipment	116,380	113,680
Furniture, fixtures and equipment	18,126	17,921
Internally developed software	54,465	55,083
Construction in progress	12,408	3,381
	277,835	266,446
Less accumulated depreciation and amortization	(138,203)	(130,326)
Property and equipment, net	$139,632	$136,120

7. Amortizable Intangible Assets

Amortizable intangible assets consist of the following as of:

	June 30, 2022
	Estimated	Gross		Net
	Average Useful	Carrying	Accumulated	Carrying
	Life (in years)	Amount	Amortization	Amount
University partner relationships	25	$210,000	$(28,991)	$181,009
Trade names	1	280	(280)	—
Total amortizable intangible assets, net		$210,280	$(29,271)	$181,009

Grand Canyon Education, Inc.

Notes to Consolidated Financial Statements

(In thousands, except per share data)

Amortization expense for university partner relationships and trade names for the years ending December 31:

Remainder of 2022	$4,209
2023	8,419
2024	8,419
2025	8,419
2026	8,419
Thereafter	143,124
$181,009

8. Leases

The Company has operating leases for off-campus classroom and laboratory sites, office space, office equipment, and optical fiber communication lines. These leases have remaining lease terms that range from two months to 10 years and three months. At lease inception, we determine the lease term by assuming no exercises of renewal options, due to the Company’s constantly changing geographical needs for its university partners. Leases with an initial term of 12 months or less are not recorded in the consolidated balance sheets and we recognize lease expense for these leases on a straight-line basis over the lease term. The Company had operating lease costs of $4,807 and $4,862 for the six-month periods ended June 30, 2022 and 2021, respectively.

As of June 30, 2022, the Company had $28,619 of non-cancelable operating lease commitments for five off-campus classroom and laboratory sites and an office equipment lease that had not yet commenced. The Company’s weighted-average remaining lease term relating to its operating leases is 7.52 years, with a weighted-average discount rate of 3.04%. As of June 30, 2022, the Company had no financing leases.

Future payment obligations with respect to the Company’s operating leases, which were existing at June 30, 2022, by year and in the aggregate, are as follows:

Year Ending December 31,	Amount
Remainder of 2022	$4,669
2023	9,132
2024	8,640
2025	8,145
2026	8,012
Thereafter	26,294
Total lease payments	$64,892
Less interest	6,839
Present value of lease liabilities	$58,053

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

11. Share-Based Compensation

Incentive Plan

The Company makes equity incentive grants pursuant to our 2017 Equity Incentive Plan (the “2017 Plan”) under which a maximum of 3,000 shares may be granted. As of June 30, 2022, 1,221 shares were available for grants under the 2017 Plan.

Restricted Stock

During the six months ended June 30, 2022, the Company granted 189 shares of common stock with a service vesting condition to certain of its executives, officers and employees. The restricted shares have voting rights and vest in five annual installments of 20%, with the first installment vesting in March of the calendar year following the date of grant (the “first vesting date”) and subsequent installments vesting on each of the four anniversaries of the first vesting date. Upon vesting, shares will be withheld in lieu of taxes equivalent to the minimum statutory tax withholding required to be paid when the restricted stock vests. During the six months ended June 30, 2022, the Company withheld 52 shares of common stock in lieu of taxes at a cost of $4,625 on the restricted stock vesting dates. In June 2022, following the annual stockholders meeting, the Company granted 4 shares of common stock to the non-employee members of the Company’s Board of Directors. The restricted shares granted to these directors have voting rights and vest on the earlier of (a) the one year anniversary of the date of grant or (b) immediately prior to the following year’s annual stockholders meeting.

A summary of the activity related to restricted stock granted under the Company’s Incentive Plan since December 31, 2021 is as follows:

		Weighted Average
	Total	Grant Date
	Shares	Fair Value per Share
Outstanding as of December 31, 2021	427	$86.24
Granted	193	$83.10
Vested	(134)	$85.07
Forfeited, canceled or expired	(6)	$85.57
Outstanding as of June 30, 2022	480	$85.32

Grand Canyon Education, Inc.

Notes to Consolidated Financial Statements

(In thousands, except per share data)

Stock Options

During the six months ended June 30, 2022, no options were granted. As of December 31, 2021, all options have been exercised or expired.

Share-based Compensation Expense

The table below outlines share-based compensation expense for the six months ended June 30, 2022 and 2021 related to restricted stock granted:

	2022	2021
Technology and academic services	$1,200	$1,158
Counseling services and support	3,143	2,971
Marketing and communication	75	51
General and administrative	1,943	1,779
Share-based compensation expense included in operating expenses	6,361	5,959
Tax effect of share-based compensation	(1,590)	(1,490)
Share-based compensation expense, net of tax	$4,771	$4,469

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

On May 14, 2021, the Company entered into an ASR agreement with Morgan Stanley to repurchase up to $50,000 of its outstanding shares of common stock as part of the Company’s share repurchase program. Under the ASR agreement, the Company received initial delivery on May 17, 2021 of approximately 418 shares of common stock, representing approximately 80% of the number of shares of common stock initially underlying the ASR agreement based on the closing price of the common stock of $95.63, on May 14, 2021. At inception of the ASR agreement, the Company recognized the initial delivery of shares as treasury stock of $40,000, and recognized the remaining amount

Grand Canyon Education, Inc.

Notes to Consolidated Financial Statements

(In thousands, except per share data)

underlying the ASR agreement as a reduction to additional paid in capital of $10,000. The total number of shares that the Company repurchased under the ASR program was based on the volume-weighted average price of the common stock during the term of the ASR agreement, less a discount, and subject to potential adjustments pursuant to the terms and conditions of the ASR agreement. The final settlement of the shares repurchases under the ASR agreement was completed on August 13, 2021 with additional delivery of 139 shares of common stock. At settlement of the ASR agreement, the Company recognized an increase to additional paid in capital and a decrease in treasury stock of $10,000 related to the remaining delivery of shares. The ASR agreement resulted in a total of 558 shares repurchased at an average cost of $89.68.

During the six months ended June 30, 2022 the Company repurchased 5,894 shares of common stock, at an aggregate cost of $523,387. As of June 30, 2022, there remained $72,046 available under its current share repurchase authorization. Shares repurchased in lieu of taxes are not included in the repurchase plan totals as they were approved in conjunction with the restricted share awards.

13. Related Party Transactions

Related party transactions include transaction between the Company and certain of its affiliates. The following transactions were in the normal course of operations and were measured at the exchange amount, which is the amount of consideration established and agreed to by the parties.

As of and for the six months ended June 30, 2022 and 2021, related party transactions consisted of the following:

Affiliates

GCE Community Fund (“GCECF”) – GCECF was initially formed in 2014. GCECF makes grants for charitable, educational, literary, religious or scientific purposes within the meaning of Section 501(c )(3) of the Internal Revenue Code, including for such purposes as the making of distributions to organizations that qualify as exempt organization under Section 501(c )(3) of the Code. The Company’s CEO and Chairman serves as the president of GCECF. All of the board seats are taken by Company executives. The Company is not the primary beneficiary of GCECF, and accordingly, the Company does not consolidate GCECF’s statement of activities with its financial results. The Company contributed $200 for the six months ended June 30, 2022, of which no amounts were owed as of June 30, 2022.

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

In January 2019, GCE began providing education services to numerous university partners across the United States, through our wholly owned subsidiary, Orbis Education, which we acquired on January 22, 2019. Since the acquisition, GCE, together with Orbis Education, has continued to add additional university partners. In the healthcare field, we work in partnership with a growing number of top universities and healthcare networks across the country, offering healthcare-related academic programs at off-campus classroom and laboratory sites located near healthcare providers and developing high-quality, career-ready graduates who enter the workforce ready to meet the demands of the healthcare industry. In addition, we have provided certain services to a university partner to assist them in expanding their online graduate programs. As of June 30, 2022, GCE provides education services to 27 university partners across the United States.

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

Pursuant to the Master Services Agreement, GCE provides education services to GCU in return for 60% of GCU’s tuition and fee revenues, which includes fee revenues from room, board, and other ancillary businesses including a student-run golf course. GCU has four types of students: traditional ground university students, who attend class on its campus in Phoenix, Arizona and of which approximately 70% have historically lived on campus in university owned residence halls; professional studies students, who are working adult students who attend class one night a week on the Phoenix campus; online students who attend class fully online; and students who are studying in hybrid programs in which the ground component takes place at off-campus classroom and laboratory sites.

The COVID-19 outbreak, as well as measures taken to contain its spread, has impacted GCU’s students and its business in a number of ways. A full description of those impacts is described in our 2021 Form 10-K. Below is an explanation of those impacts from the COVID-19 pandemic, that had an effect on GCU’s tuition and non-tuition revenue during 2021 and the first six months of 2022 and, consequently, the service revenues we earned under the Master Services Agreement:

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

GCU’s residence halls returned to historical levels in the Spring semester of 2022 and the entire semester was conducted face-to-face. Thus, GCU experienced a significant year over year increase in these revenues in the first half of 2022 and thus the service revenues earned by GCE;

●	During the second quarter of 2020, GCU’s online enrollment growth accelerated significantly into the high single digits. The increased level of online enrollment at that time resulted from a combination of factors including an acceleration of new students starting programs, a higher-than-expected number of students returning to the university that had taken a break from their program (“re-enters”) and a lower-than-expected number of students deciding to drop out of or take a break from their program. We believe these trends were primarily caused by the shutdowns precipitated by the COVID-19 outbreak as greater numbers of working adults decided to return to school to finish undergraduate degree programs that they had previously started or to start new graduate degree programs during this time. These trends generally continued through the first quarter of 2021. Beginning in the second quarter of 2021, online enrollment growth rates as compared to the prior year period began to slow as both new enrollments and re-enters were down year over year, the numbers of students dropping out of school or taking periodic breaks in their program returned to historical levels and students completing their programs increased significantly on a year over year basis. These trends continued through the rest of 2021 and thus the year over year online growth rate continued to decline. The decline in new enrollments as compared to the prior year beginning in the second quarter of 2021 was also the result of recruitment challenges caused by the reduced access to schools, hospitals, and businesses where our potential students work. We believe that as the year over year comparables return to historical levels and schools, hospitals and businesses fully reopen, our online enrollment growth rate will begin to re-accelerate; and

●	Professional studies students have declined significantly since the onset of the COVID-19 outbreak. Professional studies students at that time were converted to the online learning environment; since then, most have completed their programs while no new cohorts have been started until very recently. Now that the university has approved the recruitment of new professional studies cohorts, we anticipate that the number of these students will begin to grow.

The changes described above at GCU have impacted or will impact GCE’s service revenue under the Master Services Agreement. In addition, due to the limited operating expenses that we incur to deliver those services, there has been or will be a direct reduction in our operating profit and operating margin.

GCE also provides services to numerous university partners across the United States, including GCU, at off-campus classroom and laboratory sites. The majority of these university partners’ students are studying in the Accelerated Bachelor of Science in Nursing (“ABSN”) program which is offered in a 12-16-month format in three or four academic semesters. Beginning with the Summer 2021 semester we experienced a decline in revenue per student from students in these programs caused primarily by some students delaying their scheduled clinical courses due to vaccine mandates at hospital partners and we started to see a reduction in our off-site classroom and laboratory student enrollment growth rate due primarily to delays in the opening of scheduled new sites and requests by some of our university or hospital partners or their state regulatory boards to reduce cohort sizes due to concerns over potential clinical faculty availability caused by nursing and other healthcare employee shortages. This is especially true with one of our university partner’s Occupational Therapy Assistants (“OTA”) program in which enrollment declined 34.0% between June 30, 2021 and 2022 as the university partner stopped admitting new students for most of 2021 due to clinical placement backlog. None of our ABSN partners have stopped admitting new students but some locations that were scheduled to open in 2021 and 2022 have been pushed back and some existing partners have reduced incoming cohort sizes due to the concern that there are not enough nurses to serve as clinical faculty.

No other changes are currently anticipated with our other university partners that would have a material impact on GCE’s service revenue, operating profit and operating margins. However, if one of our university partners were to close an off-campus classroom and laboratory site or take some other action that adversely impacted program enrollment, such an event would reduce the service revenues earned by GCE.

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

Critical Accounting Policies and Use of Estimates

Our critical accounting policies are disclosed in the 2021 Form 10-K for the fiscal year ended December 31, 2021. During the six months ended June 30, 2022, there were no significant changes in our critical accounting policies.

Results of Operations

The following table sets forth certain income statement data as a percentage of net revenue for each of the periods indicated. Amortization of intangible assets has been excluded from the table below:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Costs and expenses
Technology and academic services	19.1%	16.7%	16.8%	15.0%
Counseling services and support	33.1	30.2	30.1	27.9
Marketing and communication	24.9	22.6	22.7	21.3
General and administrative	4.9	4.5	4.4	4.3

Three Months Ended June 30, 2022 Compared to Three Months Ended June 30, 2021

Service revenue. Our service revenue for the three months ended June 30, 2022 was $199.8 million, a decrease of $1.7 million, or 0.9%, as compared to service revenue of $201.5 million for the three months ended June 30, 2021. The decrease year over year in service revenue was primarily due to a decrease in online enrollments at GCU of 7.5% (see - Impact of COVID-19 above) and to a lesser extent, students in a university partner’s OTA program of 34% (see - Impact of COVID-19 above) partially offset by increases in GCU traditional campus enrollments, university partners enrollments in ABSN programs and revenue per student year over year. Additionally, GCU’s traditional campus Spring semester moved forward one day and Summer semester moved back six days compared to the second quarter of 2021, which reduced service revenues earned in the second quarter by $1.3 million. The increase in revenue per student between years is primarily due to the service revenue impact of the increased room, board and other ancillary revenues at GCU in the second quarter of 2022 as compared to the prior year period (see - Impact of COVID-19 above) although the impact of this growth is not as significant in the 2nd and 3rd quarters of each year as it is in the 1st and 4th quarters as the majority of GCU’s traditional ground university students do not attend courses during the summer months, and the increase in students at off-campus classroom and laboratory sites. Service revenue per student for ABSN students at off-campus classroom and laboratory sites generates a significantly higher revenue per student than we earn under our agreement with GCU, as these agreements generally provide us with a higher revenue share percentage, the partners have higher tuition rates than GCU and the majority of their students take more credits on average per semester. Partner enrollments totaled 96,029 at June 30, 2022 as compared to 101,808 at June 30, 2021. University partner enrollments at our off-campus classroom and laboratory sites were 4,120, a decrease of 2.1% over enrollments at June 30, 2021, which includes 324 GCU students at June 30, 2022. This growth rate has slowed over the past year primarily due to the 34.0% decline in OTA students. Year over year ABSN students grew 1.2% at June 30, 2022. As is discussed above in Impact of COVID-19, none of our ABSN partners have stopped admitting new students due to clinical faculty challenges that began during the pandemic, however some locations that were scheduled to open in 2021 and 2022 have been pushed back and some existing partners have reduced incoming cohort sizes which has slowed the growth. In addition, in a joint decision between us and one of our university partners, two ABSN off-campus classroom and laboratory sites were closed at the beginning of this year to allow the university partner to focus its resources closer to its home location. Excluding the prior year enrollments from locations that have been closed in the past twelve months, ABSN students grew by 6.6% year over year. We did open three new off-campus classroom and laboratory sites in the first half of 2022 increasing the total number of these sites to 32 at June 30, 2022 and we anticipate opening four more this Fall and six to eight more in 2023 which should re-accelerate the ABSN student enrollment growth. Enrollments at GCU declined to 92,233 at June 30, 2022, a decrease of 5.7% over enrollments at June 30, 2021 primarily due to the decrease in GCU online enrollments between years. Enrollments for GCU ground students were 7,309 at June 30, 2022 up from 6,202 at June 30, 2021 primarily due to a 24.0% increase in traditional ground students taking summer school courses between years. GCU enrollment declines between March 31 and June 30 of each year as ground enrollment at GCU at June 30 of each year only includes traditional-aged students taking summer school classes, which is a small percentage of GCU’s traditional-aged student body. The Spring semester for GCU’s traditional-aged student body ends near the end of April each year.

Technology and academic services. Our technology and academic services expenses for the three months ended June 30, 2022 were $38.2 million, an increase of $4.5 million, or 13.4%, as compared to technology and academic services expenses of $33.7 million for the three months ended June 30, 2021. This increase was primarily due to increases in employee compensation and related expenses, including share-based compensation and benefit expenses and in other technology and academic costs of $4.2 million and $0.3 million, respectively. These increases were primarily due to increased headcount to support our 27 university partners, and their increased enrollment growth, tenure-based salary adjustments, an increase in benefit costs and the increased number of off-campus classroom and laboratory sites year over year. Our technology and academic services expenses as a percentage of revenue increased 2.4% to 19.1% for the three months ended June 30, 2022, from 16.7% for the three months ended June 30, 2021. This increase was primarily due to partnership agreements with university partners that have off-campus classroom and laboratory sites requiring a higher level of technology and academic services than our agreement with GCU. We anticipate that technology and academic services expenses as a percentage of revenue will continue to increase in the future as we open more off-campus classroom and laboratory sites.

Counseling services and support. Our counseling services and support expenses for the three months ended June 30, 2022 were $66.0 million, an increase of $5.1 million, or 8.4%, as compared to counseling services and support expenses of $60.9 million for the three months ended June 30, 2021. This increase was primarily attributable to increases in other counseling services and support expenses, employee compensation and related expenses including share-based compensation and benefit expenses, and occupancy and depreciation expenses of $2.4 million, $2.4 million, and $0.3 million, respectively. The increase in other counseling services and support expenses is primarily the result of increased travel costs for our 27 university partners as compared to the COVID-19 impacted second quarter of 2021, during which significantly lower travel costs were incurred. The increases in employee compensation and related expenses were primarily due to increased headcount to support our university partners, and their planned increases in enrollment, tenure-based salary adjustments, an increase in benefit costs and the increased number of off-campus classroom and laboratory sites open year over year. Our counseling services and support expenses as a percentage of revenue increased 2.9% to 33.1% for the three months ended June 30, 2022, from 30.2% for the three months ended June 30, 2021 primarily due to the significant increase year over year in travel and benefit costs and the increased headcount. We anticipate that counseling services and support expense as a percentage of revenue will continue to be higher in 2022 than in 2021 as travel expenses return to pre-COVID-19 levels and we grow our employee base and their compensation to meet our university partners’ growth expectations and retain our employees.

Marketing and communication. Our marketing and communication expenses for the three months ended June 30, 2022 were $49.7 million, an increase of $4.3 million, or 9.4%, as compared to marketing and communication expenses of $45.4 million for the three months ended June 30, 2021. This increase was primarily attributable to the increased cost to market our university partners’ programs and to the marketing of new university partners and new locations which resulted in increased advertising of $3.4 million and increased employee compensation, including share-based compensation and benefit expenses of $0.9 million. Our marketing and communication expenses as a percentage of revenue increased by 2.3% to 24.9% for the three months ended June 30, 2022, from 22.6% for the three months ended June 30, 2021, primarily due to the increase in the number of new university partners and their growth expectations and increased off-campus classroom and laboratory sites opened and sites planned to open in the next 12 months.

General and administrative. Our general and administrative expenses for the three months ended June 30, 2022 were $9.9 million, an increase of $0.8 million, or 8.5%, as compared to general and administrative expenses of $9.1 million for the three months ended June 30, 2021. This increase was primarily attributable to an increase in other general and administrative expenses, professional fees, and employee compensation, including share-based compensation and benefit expenses of $0.4 million, $0.2 million and $0.2 million, respectively. Our increase in other general and administrative expenses is primarily related to an increase in travel costs and charitable contributions between years. The increased professional fees is primarily increased legal and audit fees between years. The increase in employee compensation and related expenses is primarily related to tenure adjustments and higher benefit costs between years. Our general and administrative expenses as a percentage of revenue increased by 0.4% to 4.9% for the three months ended June 30, 2022, from 4.5% for the three months ended June 30, 2021.

Amortization of intangible assets. Amortization of intangible assets for the three months ended June 30, 2022 and 2021 were $2.1 million for both periods. As a result of the acquisition of our wholly owned subsidiary, Orbis Education, certain identifiable intangible assets were created (primarily customer relationships) that will be amortized over their expected lives.

Interest income on Secured Note. Interest income on the Secured Note for the three months ended June 30, 2021 was $14.8 million. GCE recognized interest income on the Secured Note including borrowings made for capital expenditures, at an interest rate of 6%. GCU repaid all amounts owed on the Secured Note in the fourth quarter of 2021. As the Secured Note receivable was paid off in 2021 there was no interest income earned on the Secured Note in the second quarter of 2022 and there will be none in future periods.

Interest expense. Interest expense was $0.8 million for the three months ended June 30, 2021. The credit facility was repaid and terminated in early November 2021.

Investment interest and other. Investment interest and other for the three months ended June 30, 2022 was $0.3 million, as compared to investment interest and other for the three months ended June 30, 2021 was $0.2 million.

Income tax expense. Income tax expense for the three months ended June 30, 2022 was $8.6 million, a decrease of $6.4 million, or 42.7%, as compared to income tax expense of $15.0 million for the three months ended June 30, 2021. This decrease was the result of a decrease in our taxable income partially offset by an increase in our effective tax rate between periods. Our effective tax rate was 25.2% during the second quarter of 2022 compared to 23.3% during the second quarter of 2021. In the second quarter of 2022, the effective tax rate was unfavorably impacted by an increase in the state income tax rate.

Net income. Our net income for the three months ended June 30, 2022 was $25.6 million, a decrease of $23.9 million, or 48.3%, as compared to $49.5 million for the three months ended June 30, 2021, due to the factors discussed above.

Six Months Ended June 30, 2022 Compared to Six Months Ended June 30, 2021

Service revenue. Our service revenue for the six months ended June 30, 2022 was $443.9 million, an increase of $5.5 million, or 1.2%, as compared to service revenue of $438.4 million for the six months ended June 30, 2021. The increase year over year in service revenue was primarily due to increases in GCU traditional campus enrollments, university partners enrollments in ABSN programs and revenue per student year over year partially offset by a decrease in online enrollments at GCU of 7.5% (see - Impact of COVID-19 above) and to a lesser extent, students in a university partner’s OTA program of 34% (see - Impact of COVID-19 above). Additionally, GCU’s traditional campus Summer semester moved back six days compared to the six months ended June 30, 2021, which reduced service revenues earned in the six months ended June 30, 2022 by $0.5 million. The increase in revenue per student between years is primarily due to the service revenue impact of the increased room, board and other ancillary revenues at GCU in the first half of 2022 as compared to the prior year period (see - Impact of COVID-19 above) and the increase in students at off-campus classroom and laboratory sites. Service revenue per student for ABSN students at off-campus classroom and laboratory sites generates a significantly higher revenue per student than we earn under our agreement with GCU, as these agreements generally provide us with a higher revenue share percentage, the partners have higher tuition rates than GCU and the majority of their students take more credits on average per semester. Partner enrollments totaled 96,029 at June 30, 2022 as compared to 101,808 at June 30, 2021. University partner enrollments at our off-campus classroom and laboratory sites were 4,120, a decrease of 2.1% over enrollments at June 30, 2021, which includes 324 GCU students at June 30, 2022. This growth rate has slowed over the past year primarily due to the 34.0% decline in OTA students. Year over year ABSN students grew 1.2% at June 30, 2022. As is discussed above in Impact of COVID-19, none of our ABSN partners have stopped admitting new students due to clinical faculty challenges that began during the pandemic, however some locations that were scheduled to open in 2021 and 2022 have been pushed back and some existing partners have reduced incoming cohort sizes which has slowed the growth. In addition, in a joint decision between us and one of our university partners, two ABSN off-campus classroom and laboratory sites were closed at the beginning of this year to allow the university partner to focus its resources closer to its home location. Excluding the prior year enrollments from locations that have been closed in the past twelve months, ABSN students grew by 6.6% year over year. We did open three new off-campus classroom and laboratory sites in the first half of 2022 increasing the total number of these sites to 32 at June 30, 2022 and anticipate opening four more this Fall and six to eight more in 2023 which should re-accelerate the ABSN student enrollment growth. Enrollments at GCU declined to 92,233 at June 30, 2022, a decrease of 5.7% over enrollments at June 30, 2021 primarily due to the decrease in GCU online enrollments between years. Enrollments for GCU ground students were 7,309 at June 30, 2022 up from 6,202 at June 30, 2021 primarily due to a 24.0% increase in traditional ground students taking summer school courses between years. GCU enrollment declines between March 31 and June 30 of each year as ground enrollment at GCU at June 30 of each year only includes traditional-aged students taking summer school classes, which is a small percentage of GCU’s traditional-aged student body. The Spring semester for GCU’s traditional-aged student body ends near the end of April each year.

Technology and academic services. Our technology and academic services expenses for the six months ended June 30, 2022 were $74.5 million, an increase of $8.8 million, or 13.3%, as compared to technology and academic services expenses of $65.7 million for the six months ended June 30, 2021. This increase was primarily due to increases in employee compensation and related expenses, including share-based compensation and benefit expenses, in other technology and academic costs and in occupancy and depreciation including lease expenses of $7.0 million, $1.6 million and $0.2 million, respectively. These increases were primarily due to increased headcount to support our 27 university partners, and their increased enrollment growth, tenure-based salary adjustments, an increase in benefit costs and the increased number of off-campus classroom and laboratory sites year over year. Our technology and academic services expenses as a percentage of revenue increased 1.8% to 16.8% for the six months ended June 30, 2022, from 15.0% for the six months ended June 30, 2021. This increase was primarily due to partnership agreements with university partners that have off-campus classroom and laboratory sites requiring a higher level of technology and academic services than our agreement with GCU partially offset by the increased Spring and Summer 2022 semester ground traditional campus revenues at GCU. We anticipate that technology and academic services expenses as a percentage of revenue will continue to increase in the future as we open more off-campus classroom and laboratory sites.

Counseling services and support. Our counseling services and support expenses for the six months ended June 30, 2022 were $133.5 million, an increase of $11.3 million, or 9.3%, as compared to counseling services and support expenses of $122.2 million for the six months ended June 30, 2021. This increase was primarily attributable to increases in other counseling services and support expenses, employee compensation and related expenses including share-based compensation and benefit expenses, and occupancy and depreciation expenses of $7.1 million, $3.7 million and $0.5 million, respectively. The increase in other counseling services and support expenses is primarily the result of increased travel costs for our 27 university partners as compared to the COVID-19 impacted first half of 2021, during which significantly lower travel costs were incurred. The increases in employee compensation and related expenses were primarily due to increased headcount to support our university partners, and their planned increased enrollment growth, tenure-based salary adjustments, an increase in benefit costs and the increased number of off-campus classroom and laboratory sites open year over year. Our counseling services and support expenses as a percentage of revenue increased 2.2% to 30.1% for the six months ended June 30, 2022, from 27.9% for the six months ended June 30, 2021 primarily due to significant increase year over year in travel and benefit costs and the increased headcount, partially offset by our ability to leverage our counseling services and support expense across an increasing revenue base primarily due to the increased Spring and Summer 2022 semester ground traditional campus revenues at GCU. We anticipate that counseling services and support expense as a percentage of revenue will continue to be higher in 2022 than in 2021 as travel expenses return to pre-COVID-19 levels and we grow our employee base and their compensation to meet our university partners’ growth expectations and retain our employees.

Marketing and communication. Our marketing and communication expenses for the six months ended June 30, 2022 were $100.6 million, an increase of $7.4 million, or 8.0%, as compared to marketing and communication expenses of $93.2 million for the six months ended June 30, 2021. This increase was primarily attributable to the increased cost to market our university partners’ programs and to the marketing of new university partners and new locations which resulted in increased advertising, employee compensation, including share-based compensation and benefit expenses, and other communications expenses of $5.7 million, $1.6 million and $0.1 million, respectively. Our marketing and communication expenses as a percentage of revenue increased by 1.4% to 22.7% for the six months ended June 30, 2022, from 21.3% for the six months ended June 30, 2021, primarily due to the increase in the number of new university partners and their growth expectations and increased off-campus classroom and laboratory sites opened and sites planned to open in the next 12 months.

General and administrative. Our general and administrative expenses for the six months ended June 30, 2022 were $19.7 million, an increase of $1.0 million, or 5.8%, as compared to general and administrative expenses of $18.7 million for the six months ended June 30, 2021. This increase was primarily attributable to an increase in professional fees, other general and administrative expenses, and employee compensation, including share-based compensation, and related benefit expenses of $0.5 million, $0.4 million, and $0.1 million, respectively. The increase in professional fees is primarily due to increased legal and audit fees between years. Our increase in other general and administrative expenses is primarily related to an increase in travel costs and charitable contributions between years. The increase in employee compensation and related expenses is primarily related to higher benefit costs and tenure adjustments. Our general and administrative expenses as a percentage of revenue increased by 0.1% to 4.4% for the six months ended June 30, 2022, from 4.3% for the six months ended June 30, 2021.

Amortization of intangible assets. Amortization of intangible assets for the six months ended June 30, 2022 and 2021 were $4.2 million for both periods. As a result of the acquisition of our wholly owned subsidiary, Orbis Education, certain identifiable intangible assets were created (primarily customer relationships) that will be amortized over their expected lives.

Interest income on Secured Note. Interest income on the Secured Note for the six months ended June 30, 2021 was $29.3 million. GCE recognized interest income on the Secured Note including borrowings made for capital expenditures, at an interest rate of 6%. GCU repaid all amounts owed on the Secured Note in the fourth quarter of 2021. As the Secured Note receivable was paid off in 2021 there was no interest income earned on the Secured Note in the six months ended June 30, 2022 and there will be none in future periods.

Interest expense. Interest expense was $1.6 million for the six months ended June 30, 2021. The credit facility was repaid and terminated in early November 2021.

Investment interest and other. Investment interest and other for the six months ended June 30, 2022 was $0.5 million, as compared to investment interest and other for the six months ended June 30, 2021 was $0.4 million.

Income tax expense. Income tax expense for the six months ended June 30, 2022 was $28.2 million, a decrease of $6.8 million, or 19.4%, as compared to income tax expense of $35.0 million for the six months ended June 30, 2021. This decrease was the result of a decrease in our taxable income partially offset by an increase in our effective tax rate between periods. Our effective tax rate was 25.2% during the six months ended June 30, 2022 compared to 21.5% during the six months ended June 30, 2021. In the first half of 2021, the effective tax rate was significantly impacted by excess tax benefits of $4.4 million as a result of exercises of the remaining stock options held by employees prior to their expiration. Excess tax benefits totaled only $0.1 million in the first half of 2022. In the first half of 2022, the effective tax rate was also unfavorably impacted by an increase in the state income tax rate.

Net income. Our net income for the six months ended June 30, 2022 was $83.6 million, a decrease of $44.0 million, or 34.4%, as compared to $127.6 million for the six months ended June 30, 2021, due to the factors discussed above.

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

Liquidity and Capital Resources

	As of June 30,	As of December 31,
(In thousands)	2022	2021
Cash, cash equivalents and investments	$203,268	$600,941

Overview

Our liquidity position, as measured by cash and cash equivalents and investments decreased by $397.7 million between December 31, 2021 and June 30, 2022, which was largely attributable to share repurchases during the six months ended June 30, 2022 of $528.0 million, partially offset by cash provided by operating activities of $146.1 million. Our unrestricted cash and cash equivalents and investments were $203.3 million at June 30, 2022 and $600.9 million at December 31, 2021.

Based on our current level of operations and anticipated growth, we believe that our cash flow from operations and other sources of liquidity, including cash and cash equivalents, will provide adequate funds for ongoing operations, planned capital expenditures, and working capital requirements for at least the next 24 months.

Cash Flows from Operating Activities

	Six Months Ended June 30,
(In thousands)	2022	2021
Net cash provided by operating activities	$146,089	$210,329

The decrease in cash generated from operating activities between the six months ended June 30, 2022 and the six months ended June 30, 2021 was primarily due to a decrease in net income and changes in working capital balances, primarily accounts payable and income tax receivable. We define working capital as the assets and liabilities, other than cash, generated through the Company’s primary operating activities. Changes in these balances are included in the changes in assets and liabilities presented in the consolidated statement of cash flows.

Cash Flows from Investing Activities

	Six Months Ended June 30,
(In thousands)	2022	2021
Net cash used in investing activities	$(79,617)	$(240,085)

Investing activities consumed $79.6 million of cash in the six months ended June 30, 2022 compared to $240.1 million in the six months ended June 30, 2021.

In the first six months of 2022 cash used in investing activities consisted of the purchase of available-for-sale securities, net of proceeds from the sale of investments of $64.4 million with the excess cash flows generated from the recent repayment of the Secured Note by GCU in the fourth quarter of 2021. In 2021 purchases of investments, net of proceeds from the sale of investments totaled $34.1 million.

In the first six months of 2022 and 2021 cash used in investing activities also included the purchases of capital expenditures totaling $15.1 million and $15.8 million, respectively. Capital expenditures for both periods primarily consisted of leasehold improvements and equipment for new off-campus classroom and laboratory sites, as well as purchases of computer equipment, internal use software projects and furniture and equipment to support our increasing employee headcount. The Company incurs upfront expenses and capital expenditures prior to an off-campus classroom and laboratory site being opened. The Company intends to continue to spend approximately $30.0 million to $35.0 million per year for capital expenditures.

Funding to GCU during the first six months of 2021 totaled $190.0 million, which was repaid in July 2021.

Cash Flows from Financing Activities

	Six Months Ended June 30,
(In thousands)	2022	2021
Net cash used in financing activities	$(528,012)	$(146,565)

Financing activities consumed $528.0 million of cash in the six months ended June 30, 2022 compared to $146.6 million in the six months ended June 30, 2021.

During the six months ended June 30, 2022 and 2021, $523.4 million and $151.7 million, respectively was used to purchase treasury stock in accordance with GCE’s share repurchase program, and in 2021 $10.0 million was paid to Morgan Stanley under our accelerated share repurchase (“ASR”) agreement for shares that would be settled no later than September 9, 2021. In 2022 and 2021, $4.6 million and $6.0 million, respectively, of cash was utilized to purchase common shares withheld in lieu of income taxes resulting from the vesting of restricted share awards. The Company intends to continue using a significant portion of its cash flows from operations to repurchase its shares.

In 2021, principal payments on notes payable and capital leases totaled $16.6 million, partially offset by proceeds from the exercise of stock options of $2.7 million and borrowings on our line of credit of $35.0 million.

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

We repurchased 5,894,337 shares of common stock in the six months ended June 30, 2022. At June 30, 2022, there remains $72.0 million available under our share repurchase authorization.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have had or are reasonably likely to have a material current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources.

Item 3.   Quantitative and Qualitative Disclosures About Market Risk

Market risk. As of June 30, 2022, we have no derivative financial instruments or derivative commodity instruments. We invest cash in excess of current operating requirements in money market instruments and commercial paper at multiple financial institutions.

Interest rate risk. We manage interest rate risk by investing excess funds in cash equivalents, BBB or higher rated corporate bonds, commercial paper, municipal securities, asset backed securities, municipal bonds, and collateralized mortgage obligations bearing variable interest rates, which are tied to various market indices or individual bond coupon rates. Our future investment income may fall short of expectations due to changes in interest rates or we may suffer losses in principal if we are forced to sell securities before their maturity date that have declined in market value due to changes in interest rates. At June 30, 2022, a 10% increase or decrease in interest rates would not have a material impact on our future earnings, fair values, or cash flows.

Item 4.   Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective, as of June 30, 2022, in ensuring that material information relating to us required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in reports it files or submits under the Exchange Act is accumulated and communicated to management, including its principal executive officer or officers and principal financial officer or officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

During the six months ended June 30, 2022, 5,894,337 shares of common stock were repurchased by the Company. At June 30, 2022, there remains $72.0 million available under our share repurchase authorization.

The following table sets forth our share repurchases of common stock and our share repurchases in lieu of taxes, which are not included in the repurchase plan totals as they were approved in conjunction with the restricted share awards, during each period in the second quarter of fiscal 2022:

			Total Number of	Maximum Dollar
			Shares Purchased as	Value of Shares
		Average	Part of Publicly	That May Yet Be
	Total Number of	Price Paid	Announced	Purchased Under
Period	Shares Purchased	Per Share	Program	the Program
Share Repurchases
April 1, 2022 – April 30, 2022	912,264	$99.46	912,264	$109,800,000
May 1, 2022 – May 31, 2022	387,163	$93.04	387,163	$73,800,000
June 1, 2022 – June 30, 2022	19,862	$85.90	19,862	$72,000,000
Total	1,319,289	$97.37	1,319,289	$72,000,000
Tax Withholdings
April 1, 2022 – April 30, 2022	—	$—	—	$—
May 1, 2022 – May 31, 2022	—	$—	—	$—
June 1, 2022 – June 30, 2022	—	$—	—	$—
Total	—	$—	—	$—

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

101

The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2022, formatted in Inline XBRL: (i) Consolidated Income Statements, (ii) Consolidated Statements of Comprehensive Income, (iii) Consolidated Balance Sheets, (iv) Consolidated Statements of Stockholders’ Equity, (v) Consolidated Statements of Cash Flows, and (vi) Notes to Consolidated Financial Statements tagged as blocks of text and including detailed tags.

Filed herewith.

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2022, formatted in Inline XBRL (included as Exhibit 101).	Filed herewith.

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

GRAND CANYON EDUCATION, INC.

Date: August 4, 2022	By:	/s/ Daniel E. Bachus
Daniel E. Bachus
Chief Financial Officer
(Principal Financial Officer)