Form 10-K
period 2022-12-31
Grand Canyon Education, Inc.
filed 2023-02-16
CIK 1434588

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2022

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.  ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b).  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act).   Yes  ☐    No  ☒

The total number of shares of common stock outstanding as of February 14, 2023 was 31,039,407.

As of June 30, 2022, the last business day of the registrant’s most recently completed second fiscal quarter, the registrant’s common stock was listed on the NASDAQ Global Market. As of June 30, 2022, the aggregate market value of the registrant’s common stock held by non-affiliates was approximately $3.0 billion.

DOCUMENTS INCORPORATED BY REFERENCE

Certain portions of the registrant’s Definitive Proxy Statement for its 2023 Annual Meeting of Stockholders (which is expected to be filed with the Commission within 120 days after the end of the registrant’s 2022 fiscal year) are incorporated by reference into Part III of this Report.

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

Forward-looking statements should not be read as a guarantee of future performance or results and will not necessarily be accurate indications of the times at, or by, which such performance or results will be achieved. Forward-looking statements are based on information available at the time those statements are made or management’s good faith belief as of that time with respect to future events and are subject to risks and uncertainties that could cause actual performance or results to differ materially from those expressed in or suggested by the forward-looking statements. Important factors that could cause our actual performance or results to differ materially from those expressed in or suggested by the forward-looking statements, include, but are not limited to:

●	the harm to our business, results of operations, and financial condition, and harm to our university partners resulting from epidemics, pandemics, or public health crises;
●	the occurrence of any event, change or other circumstance that could give rise to the termination of any of the key university partner agreements;
●	our ability to properly manage risks and challenges associated with strategic initiatives, including potential acquisitions or divestitures of, or investments in, new businesses, acquisitions of new properties and new university partners, and expansion of services provided to our existing university partners;
●	our failure to comply with the extensive regulatory framework applicable to us either directly as a third-party service provider or indirectly through our university partners, including Title IV of the Higher Education Act and the regulations thereunder, state laws and regulatory requirements, and accrediting commission requirements;
●	the ability of our university partners’ students to obtain federal Title IV funds, state financial aid, and private financing;
●	potential damage to our reputation or other adverse effects as a result of negative publicity in the media, in the industry or in connection with governmental reports or investigations or otherwise, affecting us or other companies in the education services sector;
●	risks associated with changes in applicable federal and state laws and regulations and accrediting commission standards, including pending rulemaking by the ED applicable to us directly or indirectly through our university partners;
●	competition from other education service companies in our geographic region and market sector, including competition for students, qualified executives and other personnel;
●	our expected tax payments and tax rate;
●	our ability to hire and train new, and develop and train existing employees;
●	the pace of growth of our university partners’ enrollment and its effect on the pace of our own growth;
●	fluctuations in our revenues due to seasonality;
●	our ability to, on behalf of our university partners, convert prospective students to enrolled students and to retain active students to graduation;

●	our success in updating and expanding the content of existing programs and developing new programs in a cost-effective manner or on a timely basis for our university partners;
●	risks associated with the competitive environment for marketing the programs of our university partners;
●	failure on our part to keep up with advances in technology that could enhance the experience for our university partners’ students;
●	our ability to manage future growth effectively;
●	the impact of any natural disasters or public health emergencies;
●	general adverse economic conditions or other developments that affect the job prospects of our university partners’ students; and
●	other factors discussed under the headings “Risk Factors,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” “Business,” and “Regulation.”

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

Part I

Item 1.    Business

Overview

Grand Canyon Education, Inc., a Delaware corporation (“GCE”) is a publicly traded education services company dedicated to serving colleges and universities. GCE has developed significant technological solutions, infrastructure and operational processes to provide services to these institutions on a large scale. GCE’s most significant university partner is Grand Canyon University (“GCU”), an Arizona non-profit corporation that operates a comprehensive regionally accredited university that offers graduate and undergraduate degree programs, emphases and certificates across nine colleges both online and on ground at its campus in Phoenix, Arizona and at four off-campus classroom and laboratory sites. As of December 31, 2022, GCE provided education services and support to approximately 113,000 students with more than 108,600 students enrolled in GCU’s programs, emphases and certificates.

In January 2019, GCE began providing education services to numerous university partners across the United States through our wholly owned subsidiary, Orbis Education Services LLC (“Orbis Education”), which we acquired on January 22, 2019 (the “Acquisition”). Since the Acquisition, GCE, together with Orbis Education, has continued to add additional university partners. In the healthcare field, we work in partnership with a growing number of top universities and healthcare networks across the country, offering healthcare-related academic programs at off-campus classroom and laboratory sites located near healthcare providers and developing high-quality, career-ready graduates who enter the workforce ready to meet the demands of the healthcare industry. In addition, we have provided certain services to a university partner to assist them in expanding their online graduate programs. As of December 31, 2022, GCE provided education services to 27 university partners across the United States.

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

Our Business

GCE is an education services company with 27 university partners as of December 31, 2022. We have invested over $291.8 million in the last 14 years in technology which includes the cost to develop systems that automate key processes and enable us to scale these processes to hundreds of thousands of students. GCE is capable of supporting not just core academic functions, technology and marketing but many additional key processes that surround those functions, such as faculty recruiting and training, admissions, financial aid, accounting, and technical support. We provide these services to our university partners pursuant to master services agreements that define the scope of our engagement, the types of services provided and other key terms of the engagement.

Suite of Services

The following describes the various services that we are capable of providing to university partners. Services actually provided to a given university partner depend upon the nature of programs supported by GCE, existing university infrastructure, and university partner preferences.

Technology and Academic Services

We provide technology and academic services that can include the ongoing maintenance of our university partners’ educational infrastructure, including online course delivery and management, student records, assessment, customer relations management and other internal administrative systems. These services can also include curriculum conversion, support for content development, support for faculty and related training and development, technical support, rent and occupancy costs for university partners’ simulation and skills labs, and assistance with state regulatory compliance. We have established secure, reliable and scalable technology systems that provide a high-quality educational environment and that give us the capability to grow our university partners’ programs and enrollment.

Technology Services may include the following:

●	Learning Management System (“LMS”) - GCE designed and offers to its university partners a new LMS, called Halo. GCU started utilizing Halo in the Fall of 2021 and has completed the transition of all of its students to the new LMS. The basic functionality includes an interactive course syllabus, discussion questions and forums, instruction interaction, class quizzes, group assignments, written assignment submission and rubrics, grading, participation, attendance and integration with our student information system. The functions in Halo have been reimagined to work more intuitively with new user interface design and more seamless ways of accomplishing the same tasks. Halo was designed as a “Cloud native” application taking advantage of all the performance and reliability features of the Cloud. Halo supports small classes that are instructor led, highly interactive and collaborative. Rich content that originates from a myriad of sources, including direct advisement from industry, is coupled with a robust discussion environment. Students most often respond to the content and discussion through written work. The writing assignments are designed to promote critical thinking which is often connected to solving real world problems. This platform can easily and reliably scale as student populations increase. The platform provides in-depth analytics that allow us to closely monitor student success and the quality of instructional resources. GCE also designed its previous learning management system, LoudCloud which GCU used beginning in 2011.
●	Internal administration - We utilize a commercial customer relations management development platform to distribute, manage, track, and report on all interactions with prospective student leads as well as all active and inactive students. This software is scalable to capacity levels well in excess of current requirements. We also utilize a commercial software package to track Title IV funds, student records, grades, accounts receivable, accounts payable and general ledger. We have done significant internal software development around these systems to increase the productivity of our employees and provide students an exceptional educational experience.
●	Infrastructure - We operate two data centers, one at GCU’s campus and one at another Phoenix-area location. All of our servers are networked, and we have redundant data backup. We manage our technology environment internally. Our wide area network is fully redundant to ensure maximum uptime, bandwidth capacity and network performance. Student access is load balanced for optimal performance. Real-time monitoring provides current system status across network, server, and storage components. We provide cybersecurity services, support and incident response for all infrastructure and software that we utilize.
●	Support - We provide 18/7 technical support for students and faculty. There are two systems utilized by GCE to provide these services.

Academic Services may include the following:

●	Program and Curriculum – GCE has a curriculum content department that provides design and conversion services to our university partners. In collaboration with our university partners, we assist with the program and course design by providing curricular assistance and recommendations with respect to content and techniques that make use of the available technologies and methods embodied in the learning management system. GCE developed a proprietary system to support these services.
●	Faculty and Related Training and Development – GCE provides faculty support including recruitment, training and oversight services to its university partners. Under the direction of our university partners and their academic leadership, we recruit and screen candidates, and schedule faculty based on university partner-created requirements. We evaluate all faculty according to university partner standards and provide evaluation results, if requested. Many of the health sciences specific faculty development resources are accredited by the International Association for

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

Counseling Services and Support may include the following:

●	Admissions Services – GCE provides prospective students with transparent information on program requirements, finance options, degree time to completion and net price calculator results in alignment with university partners’ standards. GCE has developed a robust proprietary system to efficiently evaluate transcripts and build schedules for prospective students. GCE processes applications in alignment with university partners’ admission standards and provides reports on those students selected for admission.
●	Financial Aid – GCE provides financial aid services, including awarding, certifying, originating and disbursing Title IV program funds to students. We deliver Title IV program credit balance refunds to students, process return of Title IV program funds to the federal government when appropriate and provide financial aid counseling and entrance and exit loan counseling to students. Additionally, we prepare required reports, including but not limited to enrollment reporting to the National Student Loan Data system and the Integrated Postsecondary Education Data System. Additionally, GCE has built a proprietary system called the Financial Transparent Degree Plan Calculator, which provides students the cost of their entire program.
●	Counseling Services – GCE provides proactive services to our university partners’ students throughout their matriculation such as schedule building, and financial aid counseling. We provide students an assigned advisor who proactively works with students throughout their matriculation process. We assist students with program changes and communicate with those students throughout their program to help with retention. We provide students with the ability to access a variety of administrative services both telephonically and via the Internet. For example, students can apply for financial aid, pay their tuition, order their transcripts, and apply for graduation online. We believe this online accessibility provides the convenience and self-service capabilities that students value. GCE assesses levels of satisfaction using student surveys.
●	Field Experience Counseling – For university partner students pursuing programs that lead to external credentials (e.g., teaching, nursing, counseling, social work, theology, etc.), GCE leverages a growing nationwide network of approved healthcare facilities, schools, preceptors, and supervisors to ensure that all students are able to meet program-specific requirements. Each student is assigned a counselor before or during their first course, and several prescribed appointments with their counselor are scheduled throughout the student’s program to ensure that all state-specific progression requirements are met well in advance of deadlines. GCE assists in gathering all required documentation, verifying it as official, and storing it as part of the student’s record.

Marketing and Communication

We provide marketing and communication services that include lead acquisition, digital communication strategies, brand identity advertising, media planning and strategy, video, data science and analysis to potential students and other promotional and communication services.

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

Social Responsibility and Human Capital Development

Social responsibility and human capital development are significant focuses of the Company. Our efforts are led by our Chief Executive Officer and a portion of his compensation is tied to our success in these areas. To this end, our business was created and continues to evolve to meet the needs of the local community in which we operate as well as those outside our community. We started by identifying what we believe to be the educational challenges that our country is facing and then worked to find solutions to these challenges. We believe these challenges include:

●	University education is too expensive;
●	Students are taking on too much debt;
●	Bachelor degrees are taking too long to complete;
●	Programs are not targeted enough toward careers. Recent surveys show that a large percentage of college students would change majors if starting over, and a significant number of recent graduates are under employed or are in jobs that don’t required degrees;
●	As tuition increases, diversity decreases;
●	Universities have inadequate counseling and support services, especially for distance learners;
●	Most university professors have no formal training in teaching, learning or course design;
●	Universities are under significant financial pressure, which has only been enhanced during 2020 and 2021 due to the pandemic and a declining number of high school graduates attending college.

We provide the capital, technology and expertise to our university partners to lessen the challenges in each of the areas listed above (see Item 1. Business – Suite of Services). We work with these university partners to develop educational models that allow them the ability to decrease tuition or increase scholarships to their students which will often lower the debt their students incur. We work with our university partners and thousands of high schools across the country on dual credit, online prerequisite courses and other programs that shorten the time to completion thereby lowering cost and debt levels. We focus with our university partners and their local communities to develop programs where there are skills shortages such as healthcare, teacher education, science, technology, engineering and math. GCE provides expanded academic counseling services and support to the students of our university partners which has proven to increase retention and completion. Our faculty services and curriculum development teams assist not only our university partners but other universities and K12 schools in improving their online education pedagogy. And our business model has helped our university partners as changes in the educational landscape and the pandemic has put pressure on their financial condition.

Community Involvement by GCE and its Employees. Examples of activities in which we and our employees participate include:

●	Improving Our Neighborhood and Increased Home Values - Together with Habitat for Humanity and in concert with our largest university partner, we are participating in the largest home renovation project in the country in the West Phoenix area surrounding GCU’s campus. As of December 31, 2022, 1,109 projects have been completed in which 30,000 hours have been logged by volunteers. These efforts, combined with GCE and GCU’s expanded presence in the community, have contributed to a significant increase in home values since 2011 in the 85017 zip code.
●	Furthering Job Creation - We, along with GCU have launched a number of new business enterprises that have reduced costs, provided management opportunities for recent graduates and employment opportunities for students and neighborhood residents, while spurring economic growth in the area.
●	Special Olympics - We participate in the annual Plane Pull Challenge, which benefits Special Olympics Indiana (SOIN) athletes. The “Orbeasts” go head-to-head in a tug of war with a Boeing FedEx 757 jetliner in SOIN’s largest single-day fundraiser. This event offers a unique opportunity for organizations to team build and work together to raise important funds for SOIN athletes. The vision of Special Olympics Indiana is that sport will open hearts and minds towards people with intellectual disabilities and create inclusive communities across the state and throughout the world.
●	Youth Opportunity Foundation - Our employees volunteer and donate time and funds to the Youth Opportunity Foundation which provides advocacy, clinical treatment, education and workforce development for at-risk young people in underprivileged areas.

GCE also invests in the following activities that benefit the community.

●	Funding of Student Tuition Organizations - GCE contributes to private school tuition organizations, which are entities that allocate financial contributions toward tuition assistance and scholarships for disadvantaged students to attend Arizona private schools. In each of 2022 and 2021, we contributed $5.0 million to these organizations.
●	Encouraging Employee Giving - We participate in Donate to Elevate, a program that encourages employees to participate in the Arizona individual tax credit program, which allows individual taxpayers to contribute money in lieu of state income tax payments to benefit private schools and other non-profit entities in Arizona, as well as local public schools and public charter schools. Employees are encouraged to designate tax dollars to the school or program of their choice.
●	Students Inspiring Students - GCE continues to support GCU’s free tutoring/mentoring program that serves Phoenix-area K-12 schools. Students who seek academic assistance in the GCU Learning Lounge may become eligible to receive the Students Inspiring Students full-tuition scholarship. To serve our clients and community, we seek donations to fund this neighborhood scholarship program.
●	Sponsoring K-12 Educational Development - GCE supports GCU’s K-12 Educational Development Department through sponsorship of GCU’s Canyon Professional Development and K-12 Targeted School Assistance programs. Canyon Professional Development offers professional development opportunities for educators and administrators, and their student/parent engagement programs aim to help students become college ready. K-12 Targeted School Assistance programs also offer tutoring and mentorship and more to community schools to improve learning environments and outcomes. Both initiatives elevate public, private, charter and home schools in the form of scholarships, program discounts, professional development, events, and more.

●	Continuing Community Involvement - GCE and our employees partner in countless other community events and projects throughout the year. We offer our full-time employees a maximum of 16 hours of PTO annually for community service. This time is used to volunteer at an approved charitable organization. Over 40 organizations are approved for employee volunteerism, including Habitat for Humanity.

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

Our Commitment to Diversity. A growing body of evidence suggests that diverse teams improve financial outcomes and support innovation, resiliency, and productivity. GCE’s commitment to fostering diversity in its community is evident in the following:

●	Our Diversity Statement - Grand Canyon Education is a faith-friendly shared services provider that embraces a world-view which outlines a responsibility to both charity and stewardship which simply stated is, ‘to love others as yourself’. We are a community of people who value the pursuit of truth and find great understanding in the convergence of differing viewpoints, backgrounds and ideas. We welcome employees from all walks of life which has contributed to a growing diversity within our population. Our diversity encompasses a multitude of dimensions, including age, disability, national origin, race, color, religion, gender, veteran status and more. Our Christian perspective compels us to treat every individual equally with respect and compassion. All community members deserve a comfortable space to express their feelings, so that every voice is heard. All members of the Company will be welcomed, valued, and provided safety in this community. Finally, diversity not only enriches the workplace and the educational endeavors of our partners, it is critical to it. Maintaining a diverse environment requires a measure of tolerance and understanding commensurate with the dignity and value of all human life. In sum, GCE values diversity because it values every employee and university partners’ students entrusted to its care.
●	Our Diverse Leadership - Our ability to attract and retain diverse talent is reflected at both the Board and management levels. Three of our six directors are women and two directors identify with an underrepresented diverse ethnicity. In addition, for all of our employees at the level of manager and above totaling 605 persons, 68.8% are held by women and other diverse persons, collectively, an increase of 1.2% over 2021.
●	Our Diverse Workforce - As of December 31, 2022, for all of our employees totaling 5,500, 79.8% are women and other diverse persons, collectively, an increase of 1.5% over 2021. As of December 31, 2022, GCE employed approximately 3,920 professional and administrative personnel, including technical and academic advisors, counseling advisors, marketing and communication professionals, and personnel that handle financial aid processing, information technology, human resources, corporate accounting, finance, and other administrative functions. In addition, at December 31, 2022, GCE employed approximately 1,580

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

Monitoring employee engagement and satisfaction – GCE administered a survey with all of its employees to assess employee engagement and satisfaction. GCE received responses from 1,835 employees on the 2022 survey. The survey asked a number of questions regarding employee engagement and satisfaction including whether they are actively engaged with their work, whether they have a sense of pride in what they do and whether they enjoy the type of work assigned to them. The responses to each question were overwhelmingly positive. To the prompt, “Overall I am satisfied with GCE as an employer,” less than 10% of the responders disagreed with that statement. 92% of those responses confirmed GCE enables a culture of diversity. This survey also inquired about the importance of Environmental, Social and Governance topics that employees felt are important to GCE’s business performance and financial success both internal and external impacts. The top five selected in the survey by employees were Employee Health and Wellbeing (56%), Community Engagement (55%), Human Capital Management (51%), Workforce Diversity and Engagement (33%) and Professional Integrity (32%).

Environmental Awareness

Online education is inherently more environmentally friendly than traditional campus education with a reduction in greenhouse gas (“GHG”) production caused by traveling to and from a brick-and-mortar campus. It also increases student capacity while eliminating the need for construction of a physical campus. A majority of our university partners’ students are enrolled in hybrid or online educational models. In addition, a significant number of our university partners’ students utilize an ebook format versus paper textbooks, which is more environmentally friendly in that it saves paper and other materials and there is no shipment required.

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

Due to our significant investment in infrastructure, since March 2020, when the World Health Organization declared the COVID-19 a global pandemic, a significant portion of our diverse workforce is continuing to work remotely. This has not only allowed our employees to remain physically safe but has also resulted in savings in the areas of waste, janitorial costs, and travel costs related to business travel and commuting.

Our off-campus classroom and laboratory sites are all designed with the same efficient footprint in the 35 sites opened as of December 31, 2022.

Climate Disclosures

We do not operate in a high-risk industry for climate risks. We believe that we have low climate risk with respect to our physical environment (e.g., fires, drought, hailstorms, increasing weather pattern changes). Approximately 90% of our workforce is continuing to work remotely. We have insurance policies in place to cover any damage for our property, plant and equipment. Our Audit Committee is tasked with oversight of climate-related risks for the Company.

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

Corporate Governance

We believe that effective corporate governance is critical to our ability to create long term value for our stockholders. The following highlights certain key aspects of our corporate governance framework:

●	We Have an Independent and Diverse Board - Five of our six directors are independent. Three of our six directors are diverse persons, and two of our directors identify with an under-represented diverse ethnicity.
●	We Have Majority Voting for Directors - We have adopted majority voting for directors pursuant to which nominees who fail to achieve an affirmative majority of votes cast must submit their resignation.
●	We Hold Annual Elections for Directors - We do not have a staggered board.
●	We Assess Board Performance - We conduct regular evaluations of our Board and Committees.
●	Our Independent Directors Meet Without Management - Our independent directors meet regularly in executive sessions without management present.
●	We Have a Stock Ownership Policy - We require both our named executive officers and our directors to maintain a meaningful ownership stake at levels specified in our stock ownership policy.
●	Our Key Committees are Independent - We have fully independent Audit, Compensation and Nominating and Corporate Governance Committees.
●	We Do Not Have a “Poison Pill” - We do not maintain a stockholder rights plan.

Cybersecurity Controls

●	Our Audit Committee is tasked with oversight of the cybersecurity controls in place at the Company.
●	The Company employs a dedicated Chief Information Security Officer (“CISO”), with an experienced and competent security team, and works closely with the Chief Risk Officer to provide risk reporting and ensure security and compliance. The Company regularly engages third party experts to perform cybersecurity assessments. These assessments are normally performed on an annual basis. Reports are sent to the Audit Committee monthly, and Security, Risk and Compliance updates are provided quarterly.
●	The Company has implemented policies and procedures for all employees including:
o	Information security/cybersecurity policies, which are internally available for all employees;
o	Information security/cybersecurity awareness training;
o	A clear escalation process which employees can follow in the event an employee notices something suspicious; and

o	Information security/cybersecurity is part of the employee performance evaluations and/or disciplinary actions.
●	The Company maintains a cyber insurance policy. The Company has not had a security breach and has not incurred any expenses for a security breach in the past three years.

Other Corporate Policy Matters

●	Whistleblower hotline – GCE has a whistleblower hotline available to both internal and external parties. The whistleblower policy is disclosed on the GCE intranet for employees and disclosed on the GCE investor relations website for external parties. Hotline activity is managed by a third party and all claims are reviewed and monitored by the Chief Risk Officer and General Counsel. All claims are discussed at the quarterly Audit Committee meetings.

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

State regulatory requirements for online education have historically varied among the states. To address this issue and to meet ED requirements many schools have applied and sought to become an approved institutional participant in the State Authorization Reciprocity Agreement (“SARA”). SARA is an agreement among member states, districts and territories that establishes comparable national standards for interstate offering of post-secondary distance education courses and programs. It is intended to make it easier for students to take online courses offered by post-secondary institutions based in another state. SARA is overseen by a national council (NC-SARA) and administered by four regional education compacts. GCU is a member of SARA in Arizona (AZ-SARA), which is administered by the Western Interstate Commission for Higher Education (referred to as W-SARA). There is a yearly renewal for participating in NC-SARA and AZ-SARA and institutions must agree to meet certain requirements to participate. As of December 31, 2022, all states other than California are members of SARA.

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

CARES Act

On March 27, 2020, former President Trump signed into law the Coronavirus Aid, Relief, and Economic Security (“CARES”) Act. Among other things, the $2.2 trillion bill established some flexibilities related to the processing of federal student financial aid, established a higher education emergency fund, and created relief for some federal student loan borrowers. Through the CARES Act, institutions of higher education were provided relief from conducting a return to Title IV (R2T4) calculation in cases where the student withdrew because of the COVID-19 pandemic, including removing the requirement that the institution return unearned funds to ED and providing loan cancellation for the portion of the Direct Loan associated with a payment period that the student did not complete due to the COVID-19 pandemic. The CARES Act also allows institutions to exclude from satisfactory academic progress calculations any attempted credits that the student did not complete due to the COVID-19 pandemic, without requiring an appeal from the student. Additionally, under the legislation, institutions are permitted to transfer up to 100% of Federal Work-Study (“FWS”) funds into their Federal Supplemental Educational Opportunity Grant (“FSEOG”) allocation and are granted a waiver of the 2019/2020 and 2020/2021 non-federal share institutional match. Institutions may continue to make FWS payments to student employees who are unable to meet their employment obligations due to the COVID-19 pandemic. ED issued sub-regulatory guidance to institutions regarding implementation of the provisions included in the CARES Act.

The CARES Act also suspended payments and interest accrual on federal student loans until September 30, 2020, in addition to suspending involuntary collections such as wage garnishment, tax refund reductions, and reductions of federal benefits like Social Security benefits during the same timeframe. On March 30, 2021, the Secretary of Education also extended student loan relief to all Federal Family Education Loans (“FFEL”) not previously covered. Through a series of administrative actions, student loan relief has been extended, including on August 24, 2022, when ED announced, “a final extension of the pause on student loan repayment, interest, and collections through June 30, 2023.”

Finally, the CARES Act allocated $14 billion to higher education through the creation of the Education Stabilization Fund. Fifty percent of the emergency funds received by institutions must go directly to students in the form of emergency financial aid grants to cover expenses related to the disruption of campus operations due to the COVID-19 pandemic. Students who were previously enrolled in exclusively online courses prior to March 13, 2020 are not eligible for these grants. Institutions may use remaining emergency funds not given to students for costs associated with significant changes to the delivery of instruction due to the COVID-19 pandemic, as long as such costs do not include payment to contractors for the provision of pre-enrollment recruitment activities, including marketing and advertising; endowments; or capital outlays associated with facilities related to athletics, sectarian instruction, or religious worship.

Institutions received funds under the Education Stabilization Fund based on a formula that factors in their relative percentage of full-time, Federal Pell Grant-eligible students who were not exclusively enrolled in online education prior to the emergency period. On April 9, 2020, ED published guidance and funding levels for the Education Stabilization Fund.

Consolidated Appropriations Act, 2021

On December 27, 2020, former President Trump signed into law the Consolidated Appropriations Act of 2021. Among other things, this package funded the federal government through September 2021, provided additional COVID-related relief, and made a number of U.S. higher education changes.

The legislation includes a number of tax provisions, including replacing the tuition deduction with an expanded Lifetime Learning Credit, which now shares the higher income limitations of the American Opportunity Tax Credit. The legislation also extends until January 1, 2026 expanded employer-provided educational assistance permitting employers to pay up to $5,250 toward an employee’s federal student loans as a tax-free benefit.

In addition, the legislation includes a number of higher education-related provisions, including: adopting the FAFSA Simplification Act, which includes eliminating the “expected family contribution” from the Free Application for Federal Student Aid (“FAFSA”) and replacing it with a “Student Aid Index;” expanding eligibility for Pell Grants; restoring Pell Grant eligibility for incarcerated students attending non-profit institutions; restoring quarters/semesters of Pell eligibility to students who have successfully asserted a borrower defense to repayment; repealing the limitation on lifetime subsidized loan eligibility (known as “Subsidized Usage Limit Applies,” or SULA); and significantly simplifying the FAFSA form. The ED published a FAFSA Simplification Information webpage on October 14, 2022 and is expected to provide institutions with guidance on the higher education provisions included in the Consolidated Appropriations Act of 2021, which take effect on July 1, 2023. According to a tweet from the official account of the National Association of Student Financial Aid Administrators (“NASFAA”), on February 7, 2023, at a NASFAA conference, the ED did not commit to an October 1, 2023 launch date for the FAFSA for 2024-2024, although the ED said it would be offered in the fourth quarter of 2023. It is unclear what, if any, this delay will have on our business. We will continue to monitor this situation.

The bill also provided $22.7 billion for higher education institutions and students impacted by COVID-19 in which all of our university partners were eligible.

Veterans Health Care and Benefits Improvement Act of 2020

On January 5, 2021, former President Trump signed into law the Veterans Health Care and Benefits Improvement Act of 2020, which expanded student veterans’ protections. Among other things, the legislation requires a risk-based review of schools if an institution is operating under Heightened Cash Monitoring 2 or provisional approval status by ED, is subject to any punitive action by a federal or state entity, faces the loss or risk of loss of accreditation, or has converted from for-profit to non-profit status. The legislation also restores veterans benefits to students whose school closed, as long as the student transferred fewer than 12 credits from the closed school or program; protects students from debt collection by the VA for overpaid tuition benefits; and establishes a number of institutional requirements, including: providing clear disclosures about cost, loan debt, graduation and job placement rates, and acceptance of transfer credit; ensuring institutions are accommodating short absences due to service; prohibiting same-day recruitment and registration; and prohibiting more than three unsolicited recruiting contacts during any one-month period. Most provisions became effective August 1, 2021. Institutions were permitted to seek waivers for certain sections of the new law if they were not able to satisfy compliance requirements by August 1, 2021.

THRIVE Act

On June 8, 2021, President Biden signed into law the Training in High-Demand Roles to Improve Veteran Employment Act (the “THRIVE Act”), which amended provisions of the Veterans Health Care and Benefits Improvement Act and the American Rescue Plan Act. The law requires the U.S. Department of Labor and VA to collaborate on a list of high-demand occupations for a rapid retraining assistance program. Additionally, the law requires the Government Accountability Office to report on the outcomes and effectiveness of retraining programs. The THRIVE Act amended the Veterans Health Care and Benefits Improvement Act by clarifying that programs pursued solely through distance education on a half-time basis or less are not eligible for the housing stipend that is generally available for retraining programs. As noted above, the Veterans Health Care and Benefits Improvement Act prohibits certain high-pressure recruiting tactics. The THRIVE Act requires the VA to take disciplinary action if a person with whom an institution has a recruiting or educational services agreement violates the VA’s incentive compensation bans.

REMOTE Act

On December 21, 2021, President Biden signed into law the Responsible Education Mitigating Options and Technical Extensions (“REMOTE”) Act, which amended provisions of the Veterans Health Care and Benefits Improvement Act, the American Rescue Plan Act, and the THRIVE Act. The law includes changes to help institutions satisfy the Veterans Health Care and Benefits Improvement Act’s requirements by using the College Financing Plan template, in addition to extending some COVID-related flexibilities previously granted amid the pandemic. The law also extended remote learning waivers through June 1, 2022, simplified the VA verification process for tuition reimbursement, and fixed a technical error to ensure U.S. institutions of higher education can continue to use incentive compensation to recruit foreign students without losing GI Bill funding for their students.

Ensuring the Best Schools for Veterans Act of 2022

On August 26, 2022, President Biden signed into law the Ensuring the Best Schools for Veterans Act of 2022, which amended prior statutory language and made modifications to how the VA operationalizes the 85/15 requirement (that is, the rule that generally forbids use of Department of Veterans Affairs benefits for students enrolling in a program in which more than 85% of students enrolled in the program have any portion of their tuition, fees, or other charges paid to or for them by the institution or by the VA). Among other things, the law clarifies that reporting associated with the 85/15 requirement does not apply to institutions at which 35% or fewer students receive GI bill benefits. The law also exempts programs for which fewer than 10 students have any portion of their tuition, fees, or other charges paid to or for them by the institution or by the VA.

Consolidated Appropriations Act, 2022

On March 15, 2022, President Biden signed into law the Consolidated Appropriations Act of 2022. The bill allocated $76.4 billion to the Department of Education and its programs, including an increase to the maximum Pell Grant award, bringing the total to $6,895 for the 2022-23 award year. In addition, campus-based aid programs were increased, with $895 million allocated for the FSEOG program, an increase of $15 million above the FY 2021 enacted level, and $1.21 billion allocated for FWS, an increase of $20 million above the FY 2021 enacted level.

In addition to the increases in federal student aid funding, the bill provided $2.1 billion for career, technical, and adult education, $61 million above the FY 2021 enacted level, and an additional $3 billion for higher education programs, $452 million more than the FY 2021 enacted level. The bill also dictated ED requirements related to federal loan servicing, including appropriations for just over $2 billion for expenses related to the administration of the federal loan program, and made a number of changes to the FAFSA Simplification Act.

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

The Transaction resulted in a change in control of our most significant university partner, GCU, following which it began operating as a non-profit university and necessitating the application by GCU to ED for approval of the change in control and for a new program participation agreement. In November 2019, GCU received a new provisional Program Participation Agreement (“PPA”), which granted GCU the ability to participate in the Title IV programs on a provisional basis through September 30, 2022. As required, GCU filed a renewal application three months in advance of the scheduled expiration date. ED has not made a decision on its recertification application, and therefore its provisional certification to participate in the Title IV programs has been automatically extended on a month-to-month basis until ED makes its decision. Institutions are routinely given a month-to-month extension on their PPA until ED has completed its review of the application. For example, when GCU’s provisional PPA expired in June 2008, it continued to receive a month-to-month extension between that date and April 2011 when ED issued it a new, provisional PPA. For a school that is certified on a provisional basis, ED may revoke the institution’s certification without advance notice or advance opportunity for the institution to challenge that action. For a school that is provisionally certified on a month-to-month basis, like GCU, ED may allow the institution’s certification to expire at the end of any month without advance notice, and without any formal procedure for review of such action. To our knowledge, such action is very rare and has only occurred upon a determination that an institution is in substantial violation of material Title IV requirements.

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

Per the audited financial statements of GCU as of June 30, 2022 and 2021, GCU’s composite score was 1.8 and 1.9, respectively, using the proprietary school calculation methodology. If GCU’s future composite scores do not exceed 1.5, ED could impose sanctions. If any such sanctions were imposed, it could have a negative impact on our ability to conduct our business.

Return of Title IV funds for students who withdraw. When a student who has received Title IV program funds withdraws from school, the institution must determine the amount of Title IV program funds the student has “earned” and then must return the unearned Title IV program funds (a “return to Title IV”) to the appropriate lender or ED in a timely manner, which is generally no later than 45 days after the date the institution determined that the student withdrew. If such payments are not timely made, the institution will be required to submit a letter of credit to ED equal to 25% of the Title IV funds that the institution should have returned for withdrawn students in its most recently completed fiscal year. Under ED regulations, the letter of credit requirement is triggered by late returns of Title IV program funds for 5% or more of the withdrawn students (and involving more than two student refunds) in the audit sample in the institution’s annual Title IV compliance audit for either of the institution’s two most recent fiscal years or in a ED program review. Additionally, on January 4, 2023, the ED announced their intention to issue new regulations in eight different areas of higher education regulations via negotiated rulemaking, including on Return to Title IV funds. No specific proposals have been put forth at this time. To the extent our services for a university partner include conducting returns to Title IV, as they do with GCU, we would likely be jointly and severally liable to ED, along with the relevant university partner, for return of those funds.

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

Using the ED’s cash-basis, regulatory formula under the 90/10 Rule as currently in effect, GCU, our most significant client, derived approximately 66.2% and 69.7% of its 90/10 Rule revenue from Title IV program funds for the fiscal years ended June 30, 2022 and 2021, respectively, per GCU’s audited financial statements. Accordingly, even if ED continues to treat GCU as a proprietary institution for Title IV purposes, we do not expect this rule to have any material impact on GCU.

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

The ARPA states that the amendments to the 90/10 rule apply to institutional fiscal years beginning on or after January 1, 2023 and are subject to the HEA’s negotiated rulemaking process which may not commence earlier than October 1, 2021. ED started the negotiated rulemaking process in January 2022. In March 2022, the negotiated rulemaking committee reached consensus on changes to the 90/10 Rule. On July 26, 2022, ED released proposed 90/10 regulations consistent with this consensus language which revised the definition of “federal education assistance” that will include tuition assistance programs offered by the U.S. Department of Defense and U.S. Department of Veterans Affairs (“VA”), in addition to the Title IV programs already covered by the 90/10 Rule. On October 27, 2022, following a 30 day comment period that ended August 26, 2022, ED released final 90/10 regulations, which are consistent with the consensus language. The new 90/10 regulations are effective for fiscal years beginning on or after January 1, 2023.

Other legislation has been introduced in both chambers of Congress that seeks to modify the 90/10 Rule further, including proposals to change the ratio requirement to 85/15 (federal to nonfederal revenue), or to eliminate the 90/10 Rule. We cannot predict whether or how legislative or regulatory changes will affect the 90/10 Rule.

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

Student Loan Relief. On August 24, 2022, ED announced that it would provide student loan relief to eligible borrowers to address financial hardships in connection with the COVID-19 pandemic. Under the relief measures, up to $10,000 in student debt will be forgiven for individual borrowers earning less than $125,000 or married couples or heads of household earning less than $250,000, and up to $20,000 will be forgiven for such borrowers who formerly received Pell Grants. In a memorandum prepared by ED General Counsel, ED stated that it has interpreted provisions of the Higher Education Relief Opportunities for Students Act of 2003 to authorize the Secretary to exercise broad discretion in granting student loan relief. Since ED’s student loan relief announcement, multiple lawsuits have been filed against ED challenging its authority to grant such relief. The U.S. Supreme Court will hear arguments on this matter on February 28, 2023 and will likely issue an opinion in June 2023. We cannot predict the outcome of these lawsuits.

ED also announced its intent to publish a proposed rule to create a new income-driven repayment plan to reduce future monthly payments for lower- and middle-income borrowers. The new plan would include a lower payment cap, coverage of unpaid monthly interest, and loan forgiveness after 10 years of payment for borrowers with original loan balances under a certain threshold.

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

On September 23, 2019, ED published new regulations related to the “Borrower Defense to Repayment” regulations. These regulations, which went into effect July 1, 2020 modify the existing regulations to now permit borrowers to raise as a defense to repayment on a student loan any statement, act, or omission to a borrower that is false, misleading, or deceptive; made with knowledge of its false, misleading, or deceptive nature or with a reckless disregard for the truth; and directly and clearly related to the making of a Direct Loan for enrollment at the school or the provision of educational services for which the loan was made. Among other things, the new regulations modify the procedures and standards for borrowers to assert through an ED-administered process a defense to the borrowers’ obligation to repay certain Title IV loans first disbursed on or after July 1, 2020, based on certain acts or omissions by the institution or a covered party. The procedures establish a process for students to obtain a loan discharge by establishing by a preponderance of the evidence that the institution made a misrepresentation of material fact, upon which the borrower reasonably relied in deciding to obtain a covered loan, where such misrepresentation directly and clearly relates to enrollment or continuing enrollment at the institution or to the provision of educational services for which the loan was made, and where the borrower was financially harmed by the misrepresentation. The regulations establish revised definitions for misrepresentation and financial harm, identify a nonexclusive list of items that may be evidence that a misrepresentation occurred, identify a list of items that do not constitute a basis for a defense to repayment. The regulations also set forth rules on a limitations period for submitting claims and circumstances for extending this period, on the requirements for submitting an application for a discharge, on the consideration of the application by ED, on the opportunities for the institution to respond and submit evidence, and on the process for discharging the borrower’s loan and for ED to seek recovery of the discharged amounts from the institution.

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

On August 10, 2021, the ED announced its intention to establish a negotiated rulemaking committee to develop proposed regulations for borrower defenses to repayment and other topics related to programs authorized under Title IV of the HEA. Negotiated rulemaking for the Affordability and Student Loans Committee began in October 2021 and concluded in December 2021, with the committee failing to reach consensus on Borrower Defense to Repayment (“BDTR”). On October 31, 2022, the ED released final BDTR regulations. Among other things, the final rule sets a single standard and streamlined process for relief that will apply to all future and pending BDTR claims as of July 1,

2023, instead of various standards based on the date of the borrower’s first loan disbursement; define what kinds of misconduct could lead to borrower defense discharges, including substantial misrepresentations, substantial omissions of fact, breaches of contract, aggressive and deceptive recruitment, and state or federal judgments or final ED actions that could give rise to a BDTR claim; establish a reconsideration process for borrowers whose claims are not approved for a full discharge; and create a process for forming groups of borrowers and adjudicating claims based on the common facts of those group claims. The final rule also sets the expectation that the ED will hold colleges accountable for the cost of discharges, including establishing a recoupment process separate from the approval of BDTR claims. In addition, the final rule prohibits institutions from requiring borrowers to sign mandatory pre-dispute arbitration agreements or class action waivers for claims related to the making of a Federal Direct Loan or the provision of educational services for which the loan was obtained.

Note, the borrower defense to repayment regulations discussed herein were and are extensive and this does not attempt to discuss all the facets of any of the versions of these regulations. We cannot determine what effect of these regulations on out university partners or on GCE.

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

Additionally, on October 8, 2021, ED announced establishment of an Office of Enforcement within ED's Office of Federal Student Aid, designed to strengthen oversight over and enforcement against postsecondary schools that participate in federal student loan, grant, and work-study programs. The Office of Enforcement restores an office first established by ED in 2016. ED announced the Office of Enforcement would comprise four existing divisions: Administrative Actions and Appeals Services Group, Borrower Defense Group, Investigations Group, and Resolution and Referral Management Group. ED intends the Office of Enforcement to coordinate with other state and federal partners, including the Department of Justice, Consumer Financial Protection Bureau, Federal Trade Commission, and state attorneys general.

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

On December 8, 2021, ED announced its intention to establish negotiated rulemaking committees to develop proposed regulations for gainful employment and other topics related to programs authorized under Title IV of the HEA. Negotiated rulemaking committee sessions occurred January-March 2022, and the Institutional and Programmatic Eligibility committee failed to reach consensus on the Gainful Employment topic. ED has indicated its intention to publish draft Gainful Employment rules in April 2023, which would be effective no earlier than July 2024. While we are watching this process closely, we cannot determine what the outcome will be or the effect of these regulations on out university partners or on GCE.

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

Despite our best efforts, we may face complaints from students and prospective students of our university partners over statements made by us and our agents throughout the conduct of our services which would expose our university partners, and derivatively us, to increased risk of enforcement action and applicable sanctions or other penalties and increased risk of private qui tam actions under the Federal False Claims Act. Also, if ED determines that an institution (including its contractors) has engaged in substantial misrepresentation, ED may revoke an institution’s program participation agreement, impose limitations on the institution’s participation in Title IV programs, deny applications from the institution for approval of new programs or locations or other matters, or initiate proceedings to fine the institution or limit, suspend, or terminate its eligibility to participate in Title IV programs. Similar rules apply under state laws or are incorporated in institutional accreditation standards and the Federal Trade Commission (“ FTC”) applies similar rules prohibiting any unfair or deceptive marketing practices to the education sector. On October 6, 2021 the FTC announced that it is resurrecting Penalty Offense Authority under Section 5(m) of the FTC Act (the “Act”). Under the Act, the FTC may secure penalties against entities not a party to an original proceeding if the FTC can show that the entity had actual knowledge that the conduct in question was found to be unfair or deceptive. Entities that have actual knowledge of acts or practices the FTC has found to be unlawful and that subsequently engage in such unlawful acts or practices may be held liable for civil penalties up to $50,120 per violation. Also on October 6, 2021, in an effort to establish actual knowledge and create a pathway for penalties in the event of post-notice acts or practices, the FTC issued notice to the 70 largest for-profit schools based on enrollment and revenues. The notice included a list of acts and practices that the FTC has determined are unfair or deceptive, including but not limited to acts relating to misrepresentation of employment opportunities and other benefits, together with citation to various prior determinations from cases previously litigated by the FTC. GCU received the FTC’s notice on October 7, 2021. The FTC made clear that receipt of the notice itself does not reflect any assessment as to whether GCU has engaged in deceptive or unfair conduct.

If ED or another regulator determines that statements made by us or on our behalf are in violation of the regulations, we could be subject to sanctions and other liability, which could have a material adverse effect on our business.

Negotiated Rulemaking. ED periodically issues new regulations and guidance that can have an adverse effect on our partner institutions.  ED has changed its regulations, and may make other changes in the future, in a manner which could require us to incur additional costs in connection with providing the services that we provide our partners affect their ability to remain eligible to participate in the Title IV programs, impose restrictions on their participation in the Title IV programs, affect the rate at which students enroll in our partners’ programs, or otherwise have a significant impact on our business and results of operations.  We cannot predict the timing and content of any new regulations or guidance that ED may seek to impose or whether and to what extent ED under the new administration may issue new regulations and guidance that could adversely impact our partner institutions.

In May 2021, ED announced its intention to establish negotiated rulemaking committees to prepare proposed regulations on an extensive range of topics including without limitation changes of ownership and change in control of institutions of higher education, certification procedures for participation in the Title IV programs, standards of administrative capability, ability to benefit standards, borrower defense to repayment, discharges for borrowers with a total and permanent disability, closed school loan discharges, discharges for false certification of student eligibility, loan repayment plans, the public service loan forgiveness program, mandatory pre-dispute arbitration and prohibition of class action lawsuits provisions in institutional enrollment agreements, financial responsibility standards including events that indicate heightened financial risk, gainful employment, and Pell Grant eligibility for prison education programs. Additionally, on October 4, 2021, ED published a notice in the Federal Register announcing its intention to establish a negotiated rulemaking committee to prepare proposed regulations affecting institutional and programmatic eligibility, including the gainful employment rule and the 90/10 rule changes made by the ARPA.  ED published many of these regulations in Fall of 2022, some of which are discussed herein. Additionally, ED is expected to publish proposed regulations related to gainful employment in the Federal Register for public comment in April 2023. If the final regulations are published by or before November 1, 2023, then the regulations typically would not take effect until July 1, 2024.  However, we cannot predict the ultimate timing and content of any final regulations following the conclusion of the rulemaking process. The negotiated rulemaking process could lead to future ED regulations that could adversely impact our partner institutions.

On January 4, 2023, ED announced their intention to issue new regulations in eight different areas of higher education regulations via negotiated rulemaking. The topics include:

●	Distance Education
●	Accreditation and Related Issues
●	State Authorization
●	Third-Party Servicers and Related Agencies
●	Cash Management
●	Return to Title IV
●	Federal TRIO Programs
●	Improving Use of Deferments and Forbearances.

While ED has announced their intent to move forward on these topics in April, no proposed language has yet been put forth. It is expected that ED will soon give dates and times for at least two or more regional field hearings seeking public comment on the proposed regulatory topics they intend to review and rewrite. They will also provide a calendar for when the required negotiated rulemaking sessions will be held. While we will be watching this closely, we cannot predict what, if any impact this rulemaking will have on our business.

We cannot predict with certainty the ultimate combined impact of the regulatory changes which have occurred in recent years and that may occur as a result of the upcoming negotiated rulemaking, nor can we predict the effect of future legislative or regulatory action by federal, state or other agencies regulating our education programs or other aspects of our operations, how any resulting regulations will be interpreted or whether we and our partner institutions will be able to comply with these requirements in the future. Any such actions by legislative or regulatory bodies that affect our programs and operations could have a material adverse effect on our student population and our partner institutions, including the need to cease offering a number of programs.

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

With respect to ED, if an institution participating in the Title IV programs plans to add a new location or educational program, the institution must generally apply to ED to have the additional location or educational program designated as within the scope of the institution’s Title IV eligibility. Institutions that are fully certified to participate in the Title IV programs are not required to obtain ED’s approval of additional programs that lead to a bachelor’s, professional, or graduate degree at the same degree level as programs previously approved by ED, and, similarly, is not required to obtain advance approval for new programs that prepare students for gainful employment in the same or a related recognized occupation as an educational program that has previously been designated by ED as an eligible program at that institution if it meets certain minimum-length requirements. GCU, because it is currently certified to participate in the Title IV programs on a month-to-month basis, is required to obtain ED approval for new programs, which requirement could impede GCU’s ability to introduce new programs and slow its growth.

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

We currently provide services to 27 university partners across the United States, GCU is, and will for the foreseeable future remain, our most significant university partner. Accordingly, the risk factors set forth below also include risks attributable to GCU’s operations, which could materially affect us.

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

Furthermore, GCU has the right to terminate the Master Services Agreement early after seven (7) years and, upon the termination or expiration of the Master Services Agreement, GCU is not required to continue using us as the provider of the services set forth thereunder. If GCU were to terminate or not renew its relationship with us, or if certain of the programs offered by GCU pursuant to the Master Services Agreement were to materially underperform for any reason, it could negatively affect our reputation, revenue and future operating results.

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

We may have difficulty integrating future acquisitions, which would reduce the anticipated benefits of those transactions.

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

Building awareness of our university partner institutions, and the programs they offer, is critical to our ability to attract prospective students. It is also critical to our success that we convert prospective students to enrolled students in a cost-effective manner and that these enrolled students remain active in the programs of our client institutions. The tightness of the job market has historically had an impact on our ability to successfully recruit new students especially for students considering re-careering into a different field. Historically the percentage of students we recruited that were re-careering was low but with the increase in university partners and off-campus classroom and laboratory sites and the growth in new online licensure programs by GCU, the number of students we recruit that are re-careering is growing. Therefore, changes in the job market will impact our ability to recruit students. Some of the other factors that could prevent us from successfully recruiting, enrolling, and retaining students in those programs include:

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

FERPA generally prohibits an institution of higher education participating in Title IV programs from disclosing personally identifiable information from a student’s education records without the student’s consent. Our university partners and their students disclose to us certain information that originates from or comprises a student education record under FERPA. As an entity that provides services to institutions participating in Title IV programs, we are indirectly subject to FERPA, and we may not transfer or otherwise disclose any personally identifiable information from a student record to another party other than in a manner permitted under the statute. If we violate FERPA, it could result in a material breach of contract with one or more of our university partners and could harm our reputation. Further, in the event that we disclose student information in violation of FERPA, ED could require a university partner to suspend our access to their student information for at least five years.

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

Rulemaking by ED could materially and adversely affect our business.

Over the past few years, ED has regularly promulgated new regulations and guidance that impact our university partners and our business directly. These and other regulations and guidance documents, including those discussed above under “Business – Regulation,” can increase our operating costs and, in some cases, change the manner in which we operate our business. In addition, because certain of these regulations have been vacated or blocked as a result of litigation challenging the regulations, there remains substantial uncertainty regarding their present or future effectiveness or enforcement. New or amended regulations in the future, particularly regulations focused on third-party servicers, could further negatively impact our business.

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

As an example, on November 6, 2019, ED informed GCU that it had approved the Transaction and granted to GCU a provisional PPA, permitting GCU to participate in Title IV, HEA programs on a provisional basis for the period through September 30, 2022.  This PPA, which was automatically granted on a provisional basis due to the fact that the Transaction constituted a change of control of GCU, was granted without any requirement to post a letter of credit or any growth restrictions.  Accordingly, GCU is authorized to participate in Title IV, HEA programs for the stated period. As required, GCU filed a renewal application three months in advance of the scheduled expiration date. ED has not made a decision on its recertification application, and therefore its provisional certification to participate in the Title IV programs has been automatically extended on a month-to-month basis until ED makes its decision. Institutions are routinely given a month-to-month extension on their PPA until ED has completed its review of the application. For example, when GCU’s provisional PPA expired in June 2008, it continued to receive a month-to-month extension between that date and April 2011 when ED issued it a new, provisional PPA. For a school that is certified on a provisional basis, the ED may revoke the institution’s certification without advance notice or advance opportunity for the institution to challenge that action. For a school that is provisionally certified on a month-to-month basis, like GCU, the ED may allow the institution’s certification to expire at the end of any month without advance notice, and without any formal procedure for review of such action. To our knowledge, such action is very rare and has only occurred upon a determination that an institution is in substantial violation of material Title IV requirements.

There can be no assurance that ED will recertify any university partner institution at that time or that it will not impose conditions or other restrictions on any university partner institution as a condition of approving any future recertification. If ED does not renew or withdraws certification to participate in the Title IV programs from any university partners, students at that institution would no longer be able to receive Title IV program funds. Alternatively, ED could renew a university partner institution’s certification, but restrict or delay students’ receipt of Title IV funds, limit the number of students to whom it can disburse such funds, place other restrictions on the institution, or it could delay recertification after any university partners’ program participation agreement expires, in which case our university partner’s certification would continue on a month-to-month basis, which is GCU’s current status. Any of these outcomes could have a material adverse effect on our university partners’ enrollments and us.

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

To participate in the Title IV programs, an institution must either satisfy specific quantitative standards of financial responsibility prescribed by ED or post a letter of credit in favor of ED and possibly accept operating restrictions as well. These financial responsibility tests are applied to each institution on an annual basis based on the institution’s audited consolidated financial statements, and may be applied at other times, such as if the institution undergoes a change in control. These tests may also be applied to an institution’s parent company or other related entity. The operating restrictions that may be placed on an institution that does not meet the quantitative standards of financial responsibility include being transferred from the advance payment method of receiving Title IV program funds to either the reimbursement or the heightened cash monitoring system, which could result in a significant delay in the institution’s receipt of those funds. As a service provider, we are not directly subject to this regulation. However, if ED were to determine that a university partner institution did not meet the financial responsibility standards due to a failure to meet the composite score or other financial responsibility factors, ED could impose a range of sanctions on the institution, such as requiring the institution to post a letter of credit, accept provisional certification (which would hamper the ability of the institution to add new programs), comply with additional ED monitoring requirements, agree to receive Title IV program funds under an arrangement other than ED’s standard advance funding arrangement, such as the reimbursement system of payment or heightened cash monitoring, and to comply with or accept other limitations on the ability to increase the number of programs offered by our client institutions or the number of students they enroll, any of which sanctions could have an adverse impact on our business. For example, GCU, calculated its composite score with respect to its fiscal years ending June 30, 2022 and 2021. As of June 30, 2022 and 2021, GCU’s composite score per GCU’s audited financial statements was 1.8 and 1.9, respectively, using the proprietary school calculation. If GCU’s future composite scores do not exceed 1.5, ED could impose sanctions. If any such sanctions were imposed on GCU or one of our other partners, it could have a negative impact on our ability to conduct our business. In addition, if its composite score dropped low enough, it could cause GCU to be ineligible for participation in NC-SARA, which would require GCU to become authorized in numerous states in which it operates or has students.

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

Our expansion efforts include developing new educational programs for our university partners. If our university partner institutions are unable to obtain the necessary approvals for such new programs or operations, or if our university partner institutions are unable to obtain such approvals in a timely manner, our ability to consummate the planned actions and the ability of our university partner institutions to provide Title IV funds to any affected students would be impaired, which could have a material adverse effect on our expansion plans. For example, GCU, because it is currently certified to participate in the Title IV programs on a month-to-month basis, is required to obtain ED approval for new programs, which requirement could impede GCU’s ability to introduce new programs and slow its growth.

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

State regulatory requirements for online education have historically varied among the states. To address this issue and to meet new ED requirements many schools have applied and have been approved to be an approved institutional participant in the State Authorization Reciprocity Agreement (“SARA”). SARA is an agreement among member states, districts and territories that establishes comparable national standards for interstate offering of post-secondary distance education courses and programs. It is intended to make it easier for students to take online courses offered by post-secondary institutions based in another state. SARA is overseen by a national council (NC-SARA) and administered by four regional education compacts. GCU, for example, is a member of SARA in Arizona (AZ-SARA), which is administered by the Western Interstate Commission for Higher Education (referred to as W-SARA). There is a yearly renewal for participating in NC-SARA and AZ-SARA and institutions must agree to meet certain requirements to participate. As of June 30, 2018, all states other than California are members of SARA.

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

We are also subject to a number of data security and privacy regulations given our role as a third-party servicer and these standards are evolving. To the extent we continue to provide third party servicer functions, we will be subject to these requirements, the compliance with which can materially impact our business model. Additionally, on January 4, 2023, ED announced their intention to issue new regulations in eight different areas of higher education regulations via negotiated rulemaking including those regulations related to third-party services. ED has not put forth any specific proposals at this time. We will monitor this rulemaking as it develops.

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

On December 18, 2020, ED announced that it was finalizing a new Campus Cybersecurity Program framework. This proposed multi-year phased implementation would begin with a self-assessment of the National Institute of Standards and Technology Special Publication 800–171 Rev. 2, Controlled Unclassified Information in Nonfederal Systems (NIST 800–171 Rev. 2) readiness and outreach activities. ED specifically said it was “committed to fully advancing and encouraging all postsecondary institutions implementation of NIST 800-171 controls.” This announcement was addressed both to institutions of higher education and their third-party servicers.

While details related to this announcement are few, it does suggest that ED will be taking a greater role in ensuring universities and their service providers meet NIST standards and are protecting the students and ED data received. Although management is reviewing this letter and the issues it raises, compliance with NIST will likely increase operational cost if required to come into compliance.

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

In addition to its owned facilities, GCE leases 28 off-campus classroom and laboratory sites for use in serving its university partners, four office locations in California, one office location in Colorado, and office space in Indianapolis, Indiana. GCE has commitments to add more off-campus classroom and laboratory sites as of December 31, 2022 that have not yet commenced and plans to add additional off-campus classroom and laboratory sites in Arizona and in other states in the U.S. to accommodate our growth plans in 2023 and beyond. GCE works to maximize energy efficiency and minimize environmental impact in operating its leased facilities just as it does with its owned properties.

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

Holders

As of December 31, 2022, there were approximately 165 registered holders of record of common stock. A substantially greater number of holders of common stock are “street name” or beneficial holders, whose shares are held of record by banks, brokers and other financial institutions.

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

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

In January 2021, July 2021, January 2022 and October 2022 our Board of Directors increased the authorization under its existing stock repurchase program by $100.0 million, $970.0 million, $175.0 million and $200.0 million respectively, reflecting an aggregate authorization for share repurchases since the initiation of the program of $1,845.0 million. The current expiration date on the repurchase authorization by our Board of Directors is December 31, 2023. Repurchases occur at the Company’s discretion and the Company may modify, suspend or discontinue the repurchase authorization at any time. Repurchases may be made in the open market or in privately negotiated transactions, pursuant to the applicable Securities and Exchange Commission rules. The amount and timing of future share repurchases, if any, will be made as market and business conditions warrant.

Since the initial approval of our share repurchase plan, we have purchased 21,572,283 shares of common stock at an aggregate cost of $1,649.2 billion, which purchases are recorded at cost in the accompanying December 31, 2022 consolidated balance sheet and statement of stockholders’ equity. At December 31, 2022, there remained $195.8 million available under our current share repurchase authorization. During the fourth quarter and the year ended December 31, 2022, GCE repurchased 318,935 and 6,794,693 shares of common stock, respectively, at an aggregate cost of $28.0 million and $599.6 million, respectively.

The following table sets forth our share repurchases of common stock and our share repurchases in lieu of taxes, which are not included in the repurchase plan totals as they were effected in conjunction with the vesting of restricted share awards, during each period in the fourth quarter of fiscal 2022:

			Total Number of	Maximum Dollar
			Shares Purchased as	Value of Shares
		Average	Part of Publicly	That May Yet Be
	Total Number of	Price Paid	Announced	Purchased Under
Period	Shares Purchased	Per Share	Program	the Program
Share Repurchases
October 1, 2022 – October 31, 2022	271,382	$84.53	271,382	$200,900,000
November 1, 2022 – November 30, 2022	—	$—	—	$200,900,000
December 1, 2022 – December 31, 2022	47,553	$106.55	47,553	$195,800,000
Total	318,935	$87.81	318,935	$195,800,000
Tax Withholdings
October 1, 2022 – October 31, 2022	—	$—	—	$—
November 1, 2022 – November 30, 2022	—	$—	—	$—
December 1, 2022 – December 31, 2022	—	$—	—	$—
Total	—	$—	—	$—

GCE Stock Performance

The following graph compares the cumulative total return of our common stock with the cumulative total returns of the S&P 500 Index and our education services peer group of eight companies that includes: Wiley Education Services, Pearson plc, CHEGG, Inc., Laureate Education, Inc., Strategic Education, Inc., Adtalum Global Education, Inc., 2U, Inc. and Coursera. The graph also includes for the required transition year, our 2020 selected education peer group of seven companies that includes: Wiley Education Services, Pearson plc, CHEGG, Inc., Laureate Education, Inc., Strategic Education, Inc., Adtalum Global Education, Inc., and 2U, Inc. This chart assumes that an investment of $100 was made in our common stock, in the index, and in the peer group on December 31, 2017 and that all dividends paid by us and such companies were reinvested, and tracks the relative performance of such investments through December 31, 2022.

	12/17	12/18	12/19	12/20	12/21	12/22
Grand Canyon Education, Inc.	100.00	107.38	106.99	104.00	95.73	118.02
S&P 500	100.00	95.62	125.72	148.85	191.58	156.89
2022 Peer Group	100.00	104.68	96.97	121.11	97.10	89.87

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

Item 6.       [Reserved]

Item 7.      Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations for the years ended December 31, 2022 and 2021 should be read in conjunction with our consolidated financial statements and related notes that appear in Item 8, Consolidated Financial Statements and Supplementary Data. In addition to historical information, the following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to these differences include those discussed below and elsewhere in this Annual Report on Form 10-K, particularly in Special Note Regarding Forward-Looking Statements and in Item 1A, Risk Factors.

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

In January 2019, GCE began providing education services to numerous university partners across the United States, through our wholly-owned subsidiary, Orbis Education, which we acquired on January 22, 2019. Since the Acquisition, GCE, together with Orbis Education, has continued to add additional university partners. In the healthcare field, we work in partnership with a growing number of top universities and healthcare networks across the country, offering healthcare-related academic programs at off-campus classroom and laboratory sites located near healthcare providers and developing high-quality, career-ready graduates, who enter the workforce ready to meet the demands of the healthcare industry. In addition, we have provided certain services to a university partner to assist them in expanding their online graduate programs. As of December 31, 2022, GCE provides education services to 27 university partners across the United States.

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

Income taxes. We recognize the amount of taxes payable or refundable for the current year and deferred tax assets and liabilities for future tax consequences of events that have been recognized in our consolidated financial statements or tax returns. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which the temporary differences are expected to be realized. Our deferred tax assets are subject to periodic recoverability assessments. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount that more likely than not will be realized. Realization of the deferred tax assets is principally dependent upon achievement of projected future taxable income offset by deferred tax liabilities. We evaluate the realizability of the deferred tax assets annually. Since becoming a taxable corporation in August 2005, we have not recorded any valuation allowances to date on our deferred income tax assets. We evaluate and account for uncertain tax positions using a two-step approach. Recognition occurs when we conclude that a tax position based solely on its technical merits, is more-likely-than-not to be sustained upon examination. Measurement determines the amount of benefit that is greater than 50% likely to be realized upon the ultimate settlement with a taxing authority that has full knowledge of the facts. Derecognition of a tax position that was previously recognized occurs when we determine that a tax position no longer meets the more-likely-than-not threshold of being sustained upon examination. As of December 31, 2022 and 2021, GCE has reserved approximately $15,862 and $14,108, respectively, for uncertain tax positions, including interest and penalties.

Results of Operations

In July 2019, the FASB issued Accounting Standards Update 2019-07, “Codification Updates to SEC Sections- Amendments to SEC Paragraphs Pursuant to SEC Final Rule Releases No. 33-10532, Disclosure Update and Simplification”, which makes a number of changes meant to simplify certain disclosures in financial condition and results of operations, particularly by eliminating year-to-year comparisons between prior periods previously disclosed. In complying with the relevant aspects of the rule covering the current year annual report, we now include disclosures on results of operations for fiscal year 2022 versus 2021 only. For a discussion of the results of operations for fiscal year 2021 vs 2020, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K filed with the SEC for the fiscal year ended December 31, 2021 incorporated herein by reference.

The following table sets forth certain income statement data as a percentage of revenue for each of the periods indicated. Amortization of intangible assets have been excluded from the table below:

	Year Ended December 31,
	2022	2021
Costs and expenses
Technology and academic services	16.5%	14.7%
Counseling services and support	30.0	27.8
Marketing and communication	21.5	20.4
General and administrative	5.0	4.7

Year Ended December 31, 2022 Compared to Year Ended December 31, 2021

Service revenue. Our service revenue for the year ended December 31, 2022 was $911.3 million, an increase of $14.7 million, or 1.6%, as compared to service revenue of $896.6 million for the year ended December 31, 2021. The increase year over year in service revenue was primarily due to increases in GCU traditional campus enrollments and revenue per student year over year partially offset by a decrease in online enrollments at GCU of 1.6% and to a lesser extent, students in a university partner’s Occupational Therapy Assistants (“OTA”) program in which enrollment declined 11.3% between December 31, 2022 and 2021. The increase in revenue per student between years is primarily due to the service revenue impact of the increased ground campus enrollments which generates higher revenue per student due to the room, board and other ancillary revenues earned by GCU and the higher revenue per student at off-campus classroom and laboratory sites. Service revenue per student for Accelerated Bachelor of Science in Nursing (“ABSN”) program students at off-campus classroom and laboratory sites generates a significantly higher revenue per student than we earn under our agreement with GCU, as these agreements generally provide us with a higher revenue share percentage, the partners have higher tuition rates than GCU and the majority of their students take more credits on average per semester. Partner enrollments totaled 112,955 at December 31, 2022 as compared to 112,554 at December 31, 2021. University partner enrollments at our off-campus classroom and laboratory sites were 4,636, a decrease of 1.0% over enrollments at December 31, 2021, which includes 320 and 269 GCU students at December 31, 2022 and 2021, respectively. This growth rate has slowed over the past year primarily due to the 11.3% decline in OTA students as the university partner stopped admitting new students for most of 2021 due to clinical placement backlog. Year over year ABSN students decreased 0.3% at December 31, 2022. None of our ABSN partners have stopped admitting new students due to the clinical faculty challenges that began during the pandemic, however some locations that were scheduled to open in 2021 and 2022 have been pushed back and some existing partners have reduced incoming cohort sizes which has slowed the growth. In addition, in a joint decision between us and one of our university partners, two ABSN off-campus classroom and laboratory sites were closed at the beginning of this year to allow the university partner to focus its resources closer to its home location. Excluding the prior year enrollments from locations that have been closed in the past twelve months, ABSN students grew by 3.6% year over year. We did open six new off-campus classroom and laboratory sites in the year ended December 31, 2022 increasing the total number of these sites to 35 at December 31, 2022 and we anticipate opening six to eight more in 2023 which should re-accelerate the ABSN student enrollment growth. Enrollments at GCU increased to 108,639 at December 31, 2022, a slight increase of 0.5% over enrollments at December 31, 2021 primarily due to the increase in ground traditional and ABSN off-campus enrollments partially offset by the decrease in GCU online enrollments between years. The decline in GCU online enrollments between years is primarily due to recruitment challenges caused by reduced access to schools, hospitals, and businesses where our potential students work due to COVID-19. In the second half of 2022, we have seen an online new student increase over the prior year. As the year-over-year comparables returned to historical levels, and schools, hospitals, and businesses are generally reopened, our online enrollment growth rate has begun to re-accelerate. Enrollments for GCU ground students were 25,522 at December 31, 2022 up from 23,629 at December 31, 2021 primarily due to a 8.6% increase in traditional ground students between years.

Technology and academic services. Our technology and academic services expenses for the year ended December 31, 2022 were $150.5 million, an increase of $18.4 million, or 13.9%, as compared to technology and academic services expenses of $132.1 million for the year ended December 31, 2021. Excluding the $5.0 million reversal of the credit loss reserve in the fourth quarter of 2021 as a result of the repayment by GCU for the Secured Note and capital expenditure loans, there was an increase of $13.4 million or 9.8%, year over year. This increase was primarily due to increases in employee compensation and related expenses including share-based compensation, in other technology and academic supply costs, and in occupancy and depreciation including lease expenses of $9.2 million, $2.6 million and $1.6 million, respectively. The increases were primarily due to increased headcount to support our 27 university partners, and their increased enrollment growth, tenure-based salary adjustments, an increase in benefit costs and the increased number of off-campus classroom and laboratory sites open between years. Our technology and academic services expenses as a percentage of service revenue, excluding the reversal of the $5.0 million credit loss in 2021 increased 1.3% to 16.5% for the year ended December 31, 2022, from 15.2% for the year ended December 31, 2021 primarily due to our services agreements with university partners that provide for off-campus classroom and laboratory sites, which necessitate a higher level of technology and academic services than does our agreement with GCU. We anticipate that technology and academic services expenses as a percentage of revenue will continue to increase in the future as we open more off-site classroom and laboratory sites.

Counseling services and support. Our counseling services and support expenses for the year ended December 31, 2022 were $273.3 million, an increase of $24.1 million, or 9.7%, as compared to counseling services and support expenses of $249.2 million for the year ended December 31, 2021. This increase was primarily attributable to increases in employee compensation and related expenses including share-based compensation, increases in other counseling services and support expenses and in depreciation, amortization and occupancy costs of $13.6 million, $9.8 million and $0.8 million, respectively. The increases in employee compensation and related expenses were primarily due to increased headcount to support our 27 university partners, and their increased enrollment growth, tenure-based salary adjustments, and an increase in benefit costs. The increase in other counseling services and support expenses is primarily the result of increased travel costs to service our 27 university partners as compared to the COVID-19 impacted 2021, during which significantly lower travel costs were incurred. Occupancy and depreciation costs increased slightly due to the increased number of off-campus classroom and laboratory sites open year over year. Our counseling services and support expenses as a percentage of service revenue increased 2.2% to 30.0% for the year ended December 31, 2022, from 27.8% for the year ended December 31, 2021 primarily due to increased travel costs and the increase in our employee base and their compensation to meet our university partners’ growth expectations and retain our employees increasing at a faster rate than revenue growth. We anticipate that counseling services and support expenses as a percentage of revenue will continue to increase on a year over year basis in the first half of 2023 as a result of the investments made primarily in the second half of 2022, but are hopeful that the growth rate will be more in line with our revenue growth in the second half of 2023.

Marketing and communication. Our marketing and communication expenses for the year ended December 31, 2022 were $196.1 million, an increase of $13.2 million, or 7.2%, as compared to marketing and communication expenses of $182.9 million for the year ended December 31, 2021. This increase was primarily attributable to the increased cost to market our university partners’ programs and due to the marketing of new university partners and new off-campus classroom and laboratory sites which resulted in increased advertising of $10.6 million and increased employee compensation expenses and related expenses including share-based compensation of $2.9 million, partially offset by a decrease in other marketing supplies of $0.4 million. Our marketing and communication expenses as a percentage of service revenue increased by 1.1% to 21.5% for the year ended December 31, 2022, from 20.4% for the year ended December 31, 2021, primarily due to the increase in the number of new university partners and their growth expectations and increased off-campus classroom and laboratory sites open between years. Although we will continue to invest heavily in this area, we are hopeful that the growth rate will be more in line with our revenue growth in 2023.

General and administrative. Our general and administrative expenses for the year ended December 31, 2022 were $45.5 million, an increase of $3.7 million, or 8.8%, as compared to general and administrative expenses of $41.8 million for the year ended December 31, 2021. This increase was primarily due to increases in other general and administrative expenses of $2.0 million and increases in employee compensation and related expenses including share-based compensation of $1.7 million. The increase in other general and administrative expenses is primarily due to continued increases in travel costs and increases in charitable contributions over the prior year. The increase in employee compensation and related expenses is increased headcount to support our 27 university partners, and their increased enrollment growth, tenure-based salary adjustments, and an increase in benefit costs. Our general and administrative expenses as a percentage of service revenue increased by 0.3% to 5.0% for the year ended December 31, 2022, from 4.7% for the year ended December 31, 2021 due to the other general and administrative expense and employee compensation costs growing at a faster rate than our revenue growth. Although we will continue to invest heavily in this area, we are hopeful that the growth rate will be more in line with our revenue growth in 2023.

Amortization of intangible assets. Amortization of intangible assets for the years ended December 31, 2022 and 2021 were $8.4 million for both periods. As a result of the Acquisition, certain identifiable intangible assets were created (primarily customer relationships) that will be amortized over their expected lives.

Interest income on Secured Note. Interest income on the Secured Note for the year ended December 31, 2022 was nil as compared to $52.1 million for the year ended December 31, 2021. GCE recognized interest income on its Secured Note with GCU including borrowings made for capital expenditures, at an interest rate of 6%. The decrease over the prior year was due to GCU repaying $500.0 million of the outstanding balance of the Secured Note receivable on October 29, 2021 and the remaining balance of the Secured Note receivable of $469.9 million on December 9, 2021. As the Secured Note receivable is paid off we do not anticipate any interest income to be earned in the future.

Interest expense. Interest expense was $3.6 million for the year ended December 31, 2021 as compared to interest expense of nil for the year ended December 31, 2022. The decrease in interest expense is primarily due to the repayment and termination of the credit facility in early November 2021, partially offset by the write-off of the remaining deferred loan costs of $1.0 million in 2021 at the time of the termination of the credit facility.

Investment interest and other. Investment interest and other for the year ended December 31, 2022 was $2.6 million, an increase of $2.0 million, as compared to $0.6 million for the year ended December 31, 2021. Interest rates have increased in 2022 resulting in increased investment interest income.

Income tax expense. Income tax expense for the year ended December 31, 2022 was $55.4 million, a decrease of $15.5 million, or 21.9%, as compared to income tax expense of $70.9 million for the year ended December 31, 2021. This decrease is the result of a decline in taxable income between years, partially offset by a slight increase in our effective tax rate between years. Our effective tax rate was 23.1% during the year ended December 31, 2022 as compared to 21.4% during the year ended December 31, 2021. The effective tax rate in 2021 was favorably impacted by higher excess tax benefits of $4.4 million compared to excess tax benefits of $0.1 million for the year ended December 31, 2022. The inclusion of excess tax benefits and deficiencies as a component of our income tax expense increases the volatility within our provision for income taxes as the amount of excess tax benefits or deficiencies from share-based compensation awards are dependent on our stock price at the date the restricted awards vest, our stock price on the date an option is exercised, and the quantity of options exercised. In 2021 the remaining stock options that had been granted ten years prior were exercised by certain of our executives prior to their expiration generating the large excess tax benefit. As there are no stock options remaining, we anticipate our excess tax benefit or expense will be similar to what it was in 2022 going forward. Our restricted stock vests in March each year so any benefit or expense will primarily impact the first quarter each year.

Net income. Our net income for the year ended December 31, 2022 was $184.7 million, a decrease of $75.6 million, or 29.1% as compared to $260.3 million for the year ended December 31, 2021, due to the factors discussed above.

Seasonality

Our service revenue and operating results normally fluctuate as a result of seasonal variations in our business, principally due to changes in our university partners’ enrollment. Our partners’ enrollment varies as a result of new enrollments, graduations, and student attrition. Service revenues in the summer months (May through August) are lower primarily due to the majority of GCU’s traditional ground students not attending courses during the summer months, which affects our results for our second and third fiscal quarters. Since a significant amount of our costs are fixed, the lower revenue resulting from the decreased summer enrollment has historically contributed to lower operating margins during those periods. Partially offsetting this summer effect has been the sequential quarterly increase in enrollments that has occurred as a result of the traditional fall school start. This increase in enrollments also has occurred in the first quarter, corresponding to calendar year matriculation. Thus, we experience higher net revenue in the fourth quarter due to its overlap with the semester encompassing the traditional fall school start and in the first quarter due to its overlap with the first semester of the calendar year. A portion of our expenses do not vary proportionately with these fluctuations in net revenue, resulting in higher operating income in the first and fourth quarters relative to other quarters. We expect quarterly fluctuation in operating results to continue as a result of these seasonal patterns.

Liquidity and Capital Resources

	As of December 31,
(In thousands)	2022	2021
Cash, cash equivalents and investments	$181,704	$600,941

Overview

Our liquidity position, as measured by cash and cash equivalents and investments decreased by $419.2 million between December 31, 2021 and December 31, 2022, which was largely attributable to share repurchases in accordance with our share repurchase program and capital expenditures during the year ended December 31, 2022 of $604.2 million and $35.2 million, respectively, partially offset by cash provided by operating activities of $220.8 million. Our unrestricted cash and cash equivalents and investments were $181.7 million and $600.9 million at December 31, 2022 and 2021, respectively.

Based on our current level of operations and anticipated growth, we believe that our cash flow from operations and other sources of liquidity, including cash and cash equivalents, will provide adequate funds for ongoing operations, planned capital expenditures, and working capital requirements for at least the next 24 months.

Cash Flows from Operating Activities

	Year Ended December 31,
(In thousands)	2022	2021
Net cash provided by operating activities	$220,819	$313,119

The decrease in cash generated from operating activities between the years ended December 31, 2021 and 2022 was primarily due to a decrease in net income and changes in other working capital balances. We define working capital as the assets and liabilities, other than cash, generated through GCE’s primary operating activities. Changes in these balances are included in the changes in assets and liabilities presented in the statement of cash flows.

Cash Flows from Investing Activities

	Year Ended December 31,
(In thousands)	2022	2021
Net cash (used in) provided by investing activities	$(97,139)	$950,979

Investing activities consumed $97.1 million of cash in fiscal 2022. Investing activities provided $951.0 million of cash in fiscal 2021 primarily due to the repayment of the Secured Note receivable by GCU for $969.9 million.

In 2022 and 2021 cash used in investing activities was primarily related to capital expenditures of $35.2 million and $28.9 million, respectively. Capital expenditures for both fiscal years primarily consisted of leasehold improvements and equipment for new off-campus classroom and laboratory sites, as well as purchases of computer equipment, internal use software projects and furniture and equipment to support our increasing employee headcount. The Company intends to continue to spend approximately $30.0 million to $35.0 million per year for capital expenditures.

Purchases from investments, net of proceeds, were $61.5 million. Proceeds from investments, net of purchases of short-term investments, were $10.5 million in fiscal 2021. In 2022 and 2021, the Company elected to utilize its excess cash balances from both operating cash flows and the payoff of the Secured Note to repurchase its shares.

Cash Flows from Financing Activities

	Year Ended December 31,
(In thousands)	2022	2021
Net cash used in financing activities	$(604,212)	$(908,926)

Financing activities consumed $604.2 million of cash in fiscal 2022 compared to $908.9 in fiscal 2021. During 2021 principal and revolver payments were $107.8 million. 2021 payments represented quarterly term loan repayments through the third quarter with the remaining balance of the credit facility paid and the credit facility terminated in October 2021, when the Secured Note receivable began to be repaid by GCU.

Proceeds received from option exercises totaled $2.7 million in fiscal 2021.

During fiscal 2022 and 2021, $599.6 million and $797.8 million, respectively, was used to purchase treasury stock in accordance with GCE’s share repurchase program. In 2022 and 2021, $4.6 million and $6.0 million, respectively, of cash was utilized to purchase common shares withheld in lieu of income taxes resulting from the vesting of restricted share awards. The Company intends to continue using a portion of its cash flows from operations to repurchase its shares.

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

Since 2011, we have purchased 21.6 million shares of common stock at an aggregate cost of $1,649.2 million, which includes 6,794,693 shares of common stock at an aggregate cost of $599.6 million during the year ended December 31, 2022.

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

Adjusted EBITDA is defined as net income plus interest expense, less interest income and other gain (loss) recognized on investments, plus income tax expense, plus depreciation and amortization (EBITDA), as adjusted for (i) contributions to private Arizona school tuition organizations in lieu of the payment of state income taxes; (ii) share-based compensation, and (iii) unusual charges or gains, such as litigation and regulatory reserves, impairment charges and asset write-offs, and exit or lease termination costs. We present Adjusted EBITDA, a non-GAAP financial measure, because we consider it to be an important supplemental measure of our operating performance. We also make certain compensation decisions based, in part, on our operating performance, as measured by Adjusted EBITDA. All of the adjustments made in our calculation of Adjusted EBITDA are adjustments to items that management does not consider to be reflective of our core operating performance. Management considers our core operating performance to be that which can be affected by our managers in any particular period through their management of the resources that affect our underlying revenue and profit generating operations during that period and does not consider the items for which we make adjustments (as listed above) to be reflective of our core performance.

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

The following table reconciles net income to Adjusted EBITDA for the periods indicated:

	Year Ended December 31,
	2022	2021
Net income	$184,675	$260,344
Plus: interest expense	2	3,601
Less: interest income on Secured Note	—	(52,090)
Less: investment interest and other	(2,621)	(610)
Plus: income tax expense	55,444	70,945
Plus: amortization of intangible assets	8,419	8,419
Plus: depreciation and amortization	22,758	21,994
EBITDA	268,677	312,603
Plus: contributions in lieu of state income taxes(a)	5,000	5,000
Plus: loss on fixed asset disposal(b)	1,249	—
Less: reversal of credit loss reserve(c)	—	(5,000)
Plus: share-based compensation(d)	12,642	11,526
Plus: litigation and regulatory reserves(e)	3,768	3,225
Adjusted EBITDA	$291,336	$327,354
(a)	Represents contributions to various private Arizona school tuition organizations to assist with funding for education. In connection with such contributions made, we received a dollar-for-dollar state income tax credit, which resulted in a reduction in our effective income tax rate to 23.1% and 21.4% for the years ended December 31, 2022 and 2021, respectively. Had these contributions not been made, our effective tax rate would have been 24.7% and 22.6% for 2022 and 2021, respectively. Such contributions are viewed by our management to be made in lieu of payments of state income taxes and are therefore excluded from evaluation of our core operating performance.
(b)	Represent loss on fixed asset disposals.
(c)	Represents the reversal of the credit loss reserve on the Secured Note receivable due to repayment in full by GCU in the fourth quarter of 2021.
(d)	Reflects share-based compensation expense related to GCE employees.
(e)	Reflects primarily regulatory litigation as GCE retained responsibility for all liabilities of GCU arising prior to the closing date of the Transaction.

Recent Accounting Pronouncements

See Note 2 - Summary of Significant Accounting Policies, in Item 8, Consolidated Financial Statements and Supplementary Data.

Item 7A.         Quantitative and Qualitative Disclosures about Market Risk

Market risk. As of December 31, 2022, we have no derivative financial instruments or derivative commodity instruments. We invest cash in excess of current operating requirements in short term certificates of deposit and money market instruments, municipal bond portfolios, or municipal mutual funds at multiple financial institutions.

Interest rate risk. We manage interest rate risk by investing excess funds in cash equivalents, BBB or higher rated municipal bonds, municipal mutual funds and commercial paper bearing variable interest rates, which are tied to various market indices or individual bond coupon rates. Our future investment income may fall short of expectations due to changes in interest rates or we may suffer losses in principal if we are forced to sell securities before their maturity date that have declined in market value due to changes in interest rates. At December 31, 2022, a 10% increase or decrease in interest rates would not have a material impact on our future earnings, fair values, or cash flows.

Item 8.        Consolidated Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
Grand Canyon Education, Inc.:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Grand Canyon Education, Inc. and subsidiaries (the Company) as of December 31, 2022 and 2021, the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2022, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2022, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 16, 2023 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

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

Evaluation of the sufficiency of audit evidence over service revenue

As discussed in Note 2 to the consolidated financial statements, service revenue is recognized from the delivery of support services to institutions in the post-secondary education sector of the United States (University Partners). The transaction price for support services is based on the Company receiving a contracted percentage of the University Partner’s tuition and fee revenue. The tuition and fee information received varies depending on the respective University Partner’s reporting processes and the services provided. The Company recorded $911 million of service revenue for the year ended December 31, 2022.

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

Phoenix, Arizona
February 16, 2023

Grand Canyon Education, Inc.

Consolidated Balance Sheets

	As of December 31,
(In thousands, except par value)	2022	2021

ASSETS:
Current assets
Cash and cash equivalents	$120,409	$600,941
Investments	61,295	—
Accounts receivable, net	77,413	70,063
Income tax receivable	2,788	1,275
Other current assets	11,368	8,766
Total current assets	273,273	681,045
Property and equipment, net	147,504	136,120
Right-of-use assets	72,719	57,652
Amortizable intangible assets, net	176,800	185,219
Goodwill	160,766	160,766
Other assets	1,687	1,943
Total assets	$832,749	$1,222,745
LIABILITIES AND STOCKHOLDERS’ EQUITY:
Current liabilities
Accounts payable	$20,006	$24,306
Accrued compensation and benefits	36,412	32,714
Accrued liabilities	22,473	27,593
Income taxes payable	12,167	5,895
Deferred revenue	—	10
Current portion of lease liability	8,648	7,426
Total current liabilities	99,706	97,944
Deferred income taxes, noncurrent	26,195	25,962
Other long-term liability	436	37
Lease liability, less current portion	68,793	53,755
Total liabilities	195,130	177,698
Commitments and contingencies
Stockholders’ equity
Preferred stock, $0.01 par value, 10,000 shares authorized; 0 shares issued and outstanding at December 31, 2022 and December 31, 2021	—	—
Common stock, $0.01 par value, 100,000 shares authorized; 53,830 and 53,637 shares issued and 31,058 and 37,722 shares outstanding at December 31, 2022 and December 31, 2021, respectively	538	536
Treasury stock, at cost, 22,772 and 15,915 shares of common stock at December 31, 2022 and December 31, 2021, respectively	(1,711,423)	(1,107,211)
Additional paid-in capital	309,310	296,670
Accumulated other comprehensive loss	(533)	—
Retained earnings	2,039,727	1,855,052
Total stockholders’ equity	637,619	1,045,047
Total liabilities and stockholders’ equity	$832,749	$1,222,745

The accompanying notes are an integral part of these consolidated financial statements.

Grand Canyon Education, Inc.

Consolidated Income Statements

	Year Ended December 31,
(In thousands, except per share data)	2022	2021	2020
Service revenue	$911,306	$896,564	$844,096
Costs and expenses:
Technology and academic services	150,493	132,078	116,012
Counseling services and support	273,313	249,179	234,534
Marketing and communication	196,090	182,872	164,334
General and administrative	45,491	41,826	43,360
Amortization of intangible assets	8,419	8,419	8,419
Total costs and expenses	673,806	614,374	566,659
Operating income	237,500	282,190	277,437
Interest income on Secured Note	—	52,090	59,190
Interest expense	(2)	(3,601)	(4,402)
Investment interest and other	2,621	610	915
Income before income taxes	240,119	331,289	333,140
Income tax expense	55,444	70,945	75,944
Net income	$184,675	$260,344	$257,196
Earnings per share:
Basic income per share	$5.75	$5.94	$5.49
Diluted income per share	$5.73	$5.92	$5.45
Basic weighted average shares outstanding	32,131	43,835	46,880
Diluted weighted average shares outstanding	32,237	43,958	47,165

The accompanying notes are an integral part of these consolidated financial statements.

Grand Canyon Education, Inc.

Consolidated Statements of Comprehensive Income

	Year Ended December 31,
(In thousands)	2022	2021	2020
Net income	$184,675	$260,344	$257,196
Other comprehensive income, net of tax:
Unrealized losses on available-for-sale securities, net of taxes of $168 for the year ended December 31, 2022	(533)	—	—
Comprehensive income	$184,142	$260,344	$257,196

The accompanying notes are an integral part of these consolidated financial statements.

Grand Canyon Education, Inc.

Consolidated Statements of Stockholders’ Equity

(In thousands)

	Year Ended December 31, 2022
						Accumulated
					Additional	Other
	Common Stock		Treasury Stock		Paid-in	Comprehensive	Retained
	Shares	Par Value	Shares	Cost	Capital	Loss	Earnings	Total
Balance at December 31, 2019	53,054	$531	4,949	$(169,365)	$270,923	$—	$1,341,344	$1,443,433
Cumulative effect from the adoption of accounting pronouncements, net of taxes of $1,168	—	—	—	—	—	—	(3,832)	(3,832)
Comprehensive income	—	—	—	—	—	—	257,196	257,196
Common stock purchased for treasury	—	—	1,602	(129,045)	—	—	—	(129,045)
Restricted shares forfeited	—	—	15	—	—	—	—	—
Share-based compensation	167	1	62	(4,969)	10,662	—	—	5,694
Exercise of stock options	56	1	—	—	882	—	—	883
Balance at December 31, 2020	53,277	$533	6,628	$(303,379)	$282,467	$—	$1,594,708	$1,574,329
Comprehensive income	—	—	—	—	—	—	260,344	260,344
Common stock purchased for treasury	—	—	9,199	(797,838)	—	—	—	(797,838)
Restricted shares forfeited	—	—	32	—	—	—	—	—
Share-based compensation	184	1	56	(5,994)	11,525	—	—	5,532
Exercise of stock options	176	2	—	—	2,678	—	—	2,680
Balance at December 31, 2021	53,637	$536	15,915	$(1,107,211)	$296,670	$—	$1,855,052	$1,045,047
Comprehensive income	—	—	—	—	—	(533)	184,675	184,142
Common stock purchased for treasury	—	—	6,795	(599,587)	—	—	—	(599,587)
Restricted shares forfeited	—	—	10	—	—	—	—	—
Share-based compensation	193	2	52	(4,625)	12,640	—	—	8,017
Balance at December 31, 2022	53,830	$538	22,772	$(1,711,423)	$309,310	$(533)	$2,039,727	$637,619

The accompanying notes are an integral part of these consolidated financial statements.

Grand Canyon Education, Inc.

Consolidated Statements of Cash Flows

	Year Ended December 31,
(In thousands)	2022	2021	2020
Cash flows provided by operating activities:
Net income	$184,675	$260,344	$257,196
Adjustments to reconcile net income to net cash provided by operating activities:
Share-based compensation	12,642	11,526	10,663
Reversal of credit loss reserve	—	(5,000)	—
Depreciation and amortization	22,758	21,994	21,233
Amortization of intangible assets	8,419	8,419	8,419
Deferred income taxes	401	5,674	3,136
Other, including fixed asset impairments	853	677	571
Changes in assets and liabilities:
Accounts receivable and interest receivable from university partners	(7,350)	(2,863)	(13,250)
Other assets	(2,604)	(256)	(621)
Right-of-use assets and lease liabilities	1,193	545	2,151
Accounts payable	(3,894)	7,392	1,012
Accrued liabilities	(1,023)	4,148	18,612
Income taxes receivable/payable	4,759	509	(279)
Deferred revenue	(10)	10	(20)
Net cash provided by operating activities	220,819	313,119	308,823
Cash flows (used in) provided by investing activities:
Capital expenditures	(35,232)	(28,875)	(29,418)
Additions of amortizable content	(397)	(515)	(524)
Funding to GCU	—	(190,000)	(75,000)
Repayment by GCU	—	1,159,912	75,000
Purchases of investments	(171,549)	(56,335)	—
Proceeds from sale or maturity of investments	110,039	66,792	10,591
Net cash (used in) provided by investing activities	(97,139)	950,979	(19,351)
Cash flows used in financing activities:
Principal payments on notes payable	—	(107,774)	(33,144)
Repurchase of common shares and shares withheld in lieu of income taxes	(604,212)	(803,832)	(134,014)
Net proceeds from exercise of stock options	—	2,680	883
Net cash used in financing activities	(604,212)	(908,926)	(166,275)
Net (decrease) increase in cash and cash equivalents and restricted cash	(480,532)	355,172	123,197
Cash and cash equivalents and restricted cash, beginning of period	600,941	245,769	122,572
Cash and cash equivalents and restricted cash, end of period	$120,409	$600,941	$245,769
Supplemental disclosure of cash flow information
Cash paid for interest	$2	$3,697	$4,306
Cash paid for income taxes	$48,573	$61,900	$68,381
Supplemental disclosure of non-cash investing and financing activities
Purchases of property and equipment included in accounts payable	$1,131	$1,536	$1,206
Allowance for credit losses of $5,000, net of taxes of $1,168 from adoption of ASU 2016-13	$—	$—	$3,832
ROU Asset and Liability recognition	$15,067	$3,368	$33,250

The accompanying notes are an integral part of these consolidated financial statements.

Grand Canyon Education, Inc.

Notes to Consolidated Financial Statements

(In thousands, except per share data)

1. Nature of Business

Grand Canyon Education, Inc. (together with its subsidiaries, the “Company” or “GCE”) is a publicly traded education services company dedicated to serving colleges and universities. GCE has developed significant technological solutions, infrastructure and operational processes to provide services to these institutions on a large scale. GCE’s most significant university partner is Grand Canyon University (“GCU”), an Arizona non-profit corporation that operates a comprehensive regionally accredited university that offers graduate and undergraduate degree programs, emphases and certificates across nine colleges both online, on ground at its campus in Phoenix, Arizona and at four off-site classroom and laboratory sites.

In January 2019, GCE began providing education services to numerous university partners across the United States, through our wholly owned subsidiary, Orbis Education, which we acquired, by merger on January 22, 2019 (the “Acquisition”). Since the Acquisition, GCE, together with Orbis Education, has continued to add additional university partners. In the healthcare field, we work in partnership with a growing number of top universities and healthcare networks across the country, offering healthcare-related academic programs at off-campus classroom and laboratory sites located near healthcare providers and developing high-quality, career-ready graduates who enter the workforce ready to meet the demands of the healthcare industry. In addition, we have provided certain services to a university partner to assist them in expanding their online graduate programs. As of December 31, 2022, GCE provides education services to 27 university partners across the Unites States.

GCE was formed in Delaware in November 2003 as a limited liability company, under the name Significant Education, LLC, for the purchase of acquiring the assets of the University from a non-profit foundation on February 2, 2004. On August 24, 2005, the Company converted from a limited liability company to a corporation and changed its name to Significant Education, Inc. On May 9, 2008, the Company changed its name to Grand Canyon Education, Inc. On July 1, 2018, the Company sold the university to GCU (the “Transaction”). The Company’s wholly owned subsidiaries were historically used to facilitate expansion of the university campus prior to the Transaction.

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

Investments

As of December 31, 2022, the Company considered its investments in corporate bonds, commercial paper, municipal securities, asset backed securities, municipal bonds, and collateralized mortgage obligations as available-for-

Grand Canyon Education, Inc.

Notes to Consolidated Financial Statements

(In thousands, except per share data)

sale securities based on the Company’s intent for the respective securities. As of December 31, 2021, the Company had no investments. Available-for-sale securities are carried at fair value, determined using Level 2 of the hierarchy of valuation inputs, with the use of inputs other than quoted prices that are observable for the assets, with unrealized gains and losses, net of tax, reported as a separate component of other comprehensive income. Unrealized losses considered to be other-than temporary are recognized currently in earnings. Amortization of premiums, accretion of discounts, interest and dividend income and realized gains and losses are included in interest and other income.

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

Transaction and Arrangements with GCU

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

Costs that are capitalized include payroll and payroll-related costs for employees who are directly associated and spend time producing content and payments to faculty and subject matter experts involved in the process.  The

Grand Canyon Education, Inc.

Notes to Consolidated Financial Statements

(In thousands, except per share data)

Company starts capitalizing content costs when it begins to develop or to convert a particular course, resources have been assigned and a timeline has been set. The content asset is placed in service when all work is complete and the curriculum could be used for instruction. Capitalized content development assets are included in other assets in our consolidated balance sheets. The Company has concluded that the most appropriate method to amortize the deferred content assets is on a straight-line basis over the estimated life of the course, which is generally four years which corresponds with course’s review and major revision cycle. As of December 31, 2022 and 2021, $910 and $1,168, respectively, net of amortization, of deferred content assets are included in other assets in the Company’s consolidated balance sheets and amortization is included in technical and academic services where the costs originated.

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

Business Combinations

The purchase price of an acquisition is allocated to the assets acquired, including tangible and intangible assets, and liabilities assumed, based on their respective fair values at the acquisition date. The excess of the fair value of the purchase price over the fair values of these identifiable assets and liabilities is recorded as goodwill. Transaction costs associated with business combinations are expensed as incurred and are recorded in the loss on transaction in the consolidated financial statements. The determination of the value and useful lives of the intangible assets acquired involves certain judgments and estimates. These judgments can include, but are not limited to, the cash flows that an asset is expected to generate in the future and the appropriate weighted average cost of capital. The net assets and result of operations of an acquired entity are included on the Company’s consolidated financial statements from the acquisition date.

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

Finite-lived intangible assets that are acquired in a business combination are recorded at fair value on their acquisition dates and are amortized using a method that reflects the pattern in which the economic benefits of the intangible assets are consumed or on a straight-line basis over the estimated useful life of the intangible asset if the pattern of economic benefit cannot be reliability determined. Finite-lived intangible assets consist of university partner relationships and trade names. The Company reviews its finite-lived intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an intangible asset may not be recoverable. There were no indicators that the carrying amount of the finite-lived intangible assets were impaired as of December 31, 2022. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to undiscounted future net cash flows expected to be generated by the assets. If such intangible assets are not recoverable, a potential impairment loss is recognized to the extent the carrying amounts of the assets exceeds the fair value of the assets.

Acquisition

On January 22, 2019, GCE acquired Orbis Education for $361,184 (inclusive of closing date adjustments and net of cash acquired). The Acquisition was accounted for in accordance with the acquisition method of accounting. Under this method the cost of the target is allocated to the identifiable assets acquired and liabilities assumed based on their estimated fair values at the date of acquisition. The estimated fair values of current assets and liabilities were based upon their historical costs on the date of acquisition due to their short-term nature. The majority of property and equipment were also estimated based upon historical costs as they approximated fair value. Identified intangible assets of $210,280 consisted primarily of university partner relationships that were valued at $210,000. The fair value of university partner relationships was determined using the multiple-period excess earnings method. The fair value of the assets acquired, less the liabilities assumed, exceeded the purchase price by $157,825, which was recorded as goodwill.

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

The fair value of investments was determined using Level 1 and Level 2 of the hierarchy of valuation inputs, with the use of inputs other than quoted prices that are observable for the assets. The unit of account used for valuation is the individual underlying security. The basis of fair value measurements for each level is described below, with Level 1 having the highest priority.

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

The Company applies a more-likely-than-not threshold for financial statement recognition and measurement of an uncertain tax position taken or expected to be taken in a tax return. The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. As of December 31, 2022 and 2021, the Company has reserved approximately $15,862 and $14,108, respectively, for uncertain tax positions, including interest and penalties, which is classified within accrued liabilities on the accompanying consolidated balance sheet.

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

The Company’s receivables represent unconditional rights to consideration from our Services Agreements with our university partners. Accounts receivable, net is stated at net realizable value and contains billed and unbilled revenue. The Company utilizes the allowance method to provide for doubtful accounts based on its evaluation of the collectability of the amounts due. There have been no amounts written off and no reserves established as of December 31, 2022 given historical collection experience. The Company will continue to review and revise its allowance methodology based on its collection experience with its partners.

For our partners with unbilled revenue, revenue recognition occurs in advance of billings. Billings for some university partners do not occur until after the service period has commenced and final enrollment information is available. Our unbilled revenue of $5,560 and $3,841 as of December 31, 2022 and 2021, respectively, are included in accounts receivable in our consolidated balance sheets. Deferred revenue represents the excess of amounts received as compared to amounts recognized in revenue on our consolidated statements of income as of the end of the reporting period, and such amounts are reflected as a current liability on our consolidated balance sheets. We generally receive payments for our services billed within 30 days of invoice. These payments are recorded as deferred revenue until the services are delivered and revenue is recognized.

Allowance for Credit Losses

The Company records its accounts receivable and previously had recorded its Secured Note receivable at the net amount expected to be collected. Our accounts receivable are derived through education services provided to university partners. Our Secured Note receivable was derived through the sale of university-related assets to our most significant university partner, GCU. The Company maintains an allowance for credit losses resulting from our university partners not making payments. The Company determines the adequacy of the allowance by periodically evaluating each university partner’s balance, considering their financial condition and credit history, and considering current and forecasted economic conditions. In the first quarter of 2020, the Company adopted ASU 2016-13, Financial Instruments – Credit Losses: Measurement of Credit Losses on Financial Instruments using a modified retrospective approach. This model requires consideration of a broader range of reasonable and supportable information and requires the Company to estimate expected credit losses including a measure of the expected risk of credit loss even if that risk is remote over the lifetime of the asset. Upon adoption, the Company recorded a reserve of $5,000 on its long-term Secured Note receivable. The cumulative effect for the Company upon adoption of this new standard was $3,832, net of taxes of $1,168. Bad debt expense is recorded as a technology and academic services expense in the consolidated income statement. In the fourth quarter of 2021, the Secured Note receivable was paid off in full and the credit loss reserve of $5,000 was reversed. The Company will continue to actively monitor other factors on expected credit losses.

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

Insurance/Self-Insurance

The Company uses a combination of insurance and self-insurance for a number of risks, including claims related to employee healthcare, workers’ compensation, general liability, and business interruption. Liabilities associated with these risks are estimated based on, among other things, historical claims experience, severity factors, and other actuarial assumptions. The Company’s loss exposure related to self-insurance is limited by stop loss coverage on a per occurrence and aggregate basis. The Company regularly analyzes its reserves for incurred but not reported claims, and for reported but not paid claims related to self-funded insurance programs. While the Company believes reserves are adequate, significant judgment is involved in assessing these reserves such as assessing historical paid claims, average lags between the claims’ incurred date, reported dates and paid dates, and the frequency and severity of claims. There may be differences between actual settlement amounts and recorded reserves and any resulting adjustments are included in expense once a probable amount is known.

Grand Canyon Education, Inc.

Notes to Consolidated Financial Statements

(In thousands, except per share data)

Concentration of Credit Risk

The Company believes the credit risk related to cash equivalents and investments is limited due to its adherence to an investment policy that required investments to have a minimum BBB rating, depending on the type of security, by one major rating agency at the time of purchase. All of the Company’s cash equivalents and investments as of December 31, 2022 and 2021 consist of investments rated BBB or higher by at least one rating agency. Additionally, the Company utilizes at least one financial institution to conduct initial and ongoing credit analysis on its investment portfolio to monitor and lower the potential impact of market risk associated with its cash equivalents and investment portfolio. Financial instruments that potentially subject the Company to concentration of credit risk consist principally of cash balances, which are primarily invested in money market funds or on deposit at high credit quality financial institutions in the U.S. Accounts at each institution are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000. At December 31, 2022 and December 31, 2021, the Company had $119,639 and $600,130, respectively, in excess of the FDIC insured limit. The Company is also subject to credit risk for its accounts receivable balance. The Company has not experienced any losses on accounts receivables since July 1, 2018, the date the Company transitioned to an education service company. To manage accounts receivable risk, the Company maintains an allowance for doubtful accounts, if needed. Our dependence on our most significant university partner, with 85.8% and 85.9% of total service revenue for the years ended December 31, 2022 and 2021, respectively, subjects us to the risk that declines in our customer’s operations would result in a sustained reduction in service revenue for the Company.

Segment Information

The Company operates as a single education services company using a core infrastructure that serves the curriculum and educational delivery needs of its university partners. The Company’s Chief Executive Officer manages the Company’s operations as a whole and no expense or operating income information is generated or evaluated on any component level.

Recent Accounting Pronouncements

The Company has determined that no recent accounting pronouncements apply to its operations or could otherwise have a material impact on its consolidated financial statements.

3. Investments

As of December 31, 2022, the Company had investments of $61,295, classified as available-for sale securities. As of December 31, 2021, the Company had no investments.

As of December 31, 2022, the Company had available-for-sale investments comprised of the following:

	As of December 31, 2022
		Gross	Gross	Estimated
	Adjusted	Unrealized	Unrealized	Fair
	Cost	Gains	(Losses)	Value
Corporate bonds	$61,996	$17	$(718)	$61,295
Total investments	$61,996	$17	$(718)	$61,295

For the year ended December 31, 2022, the net unrealized losses were $533, net of taxes. Available-for-sale securities are carried at fair value on the consolidated balance sheets. The Company estimates the lifetime expected credit losses for all available-for-sale debt securities in an unrealized loss position. If our assessment indicates that an expected credit loss exists, we determine the portion of the unrealized loss attributable to credit deterioration and record a reserve for the expected credit loss in the allowance for credit losses in technology and academic services in our

Grand Canyon Education, Inc.

Notes to Consolidated Financial Statements

(In thousands, except per share data)

consolidated income statements. As of December 31, 2021, there were no unrealized gains or losses for available-for sale debt securities as all matured or were sold by December 31, 2021.

Available-for-sale securities maturing as of December 31:

Available-for-sale securities maturing as of December 31:
2023	$35,991
2024	15,444
2025	9,860
Total	$61,295

4. Allowance for Credit Losses

	Balance at			Balance at
	Beginning of	Charged to	Deductions/	End of
	Period(1)	Expense(2)	Transfers(3)	Period
Allowance for credit losses
Year ended December 31, 2022	$—	—	—	$—
Year ended December 31, 2021	$5,000	(5,000)	—	$—
Year ended December 31, 2020	$5,000	—	—	$5,000
(1)	Amount in the year ended December 31, 2020 represents the cumulative effect of the adoption of ASU No. 2016-13 on the Secured Note receivable.
(2)	In the fourth quarter of 2021, the Secured Note receivable was paid off in full and the credit loss reserve of $5,000 was reversed.
(3)	Deductions represent accounts written off, net of recoveries.

5. Property and Equipment

Property and equipment consist of the following:

	As of December 31,
	2022	2021
Land	$5,098	$5,579
Land improvements	2,242	2,242
Buildings	51,399	51,399
Buildings and leasehold improvements	21,911	17,161
Computer equipment	119,316	113,680
Furniture, fixtures and equipment	21,323	17,921
Internally developed software	58,904	55,083
Construction in progress	16,336	3,381
	296,529	266,446
Less accumulated depreciation and amortization	(149,025)	(130,326)
Property and equipment, net	$147,504	$136,120

Depreciation expense associated with property and equipment totaled $22,115, $21,441 and $20,830 for the years ended December 31, 2022, 2021 and 2020, respectively.

Grand Canyon Education, Inc.

Notes to Consolidated Financial Statements

(In thousands, except per share data)

6. Intangible Assets

Amortizable intangible assets consist of the following as of:

	December 31, 2022
	Estimated	Gross		Net
	Average Useful	Carrying	Accumulated	Carrying
	Life (in years)	Amount	Amortization	Amount
University partner relationships	25	$210,000	$(33,200)	$176,800
Trade names	1	280	(280)	—
Total amortizable intangible assets, net		$210,280	$(33,480)	$176,800

Amortization expense for university partner relationships and trade names for the years ending December 31:

2023	$8,419
2024	8,419
2025	8,419
2026	8,419
2027	8,419
Thereafter	134,705
$176,800

7. Leases

The Company has operating leases for off-campus classroom and laboratory site locations, office space, office equipment, and optical fiber communication lines. These leases have terms that range from two months to ten years and eight months. At lease inception, we determine the lease term by assuming no exercises of renewal options, due to the Company’s constantly changing geographical needs for its university partners. Leases with an initial term of 12 months or less are not recorded in the consolidated balance sheets and we recognize lease expense for these leases on a straight-line basis over the lease term. The Company has operating lease costs of $10,666, $9,723 and $7,594 for the years ended December 31, 2022, 2021 and 2020, respectively.

As of December 31, 2022, the Company had $23,310 of non-cancelable operating lease commitments for four off-campus classroom and laboratory sites and $192 for optical fiber communication lines that had not yet commenced. The Company’s weighted-average remaining lease term relating to its operating leases is 8.04 years, with a weighted-average discount rate of 3.35%. As of December 31, 2022, the Company had no financing leases.

Future payment obligations with respect to the Company’s operating leases, which were existing at December 31, 2022, by year and in the aggregate, are as follows:

Year Ending December 31,	Amount
2023	$10,844
2024	11,143
2025	10,867
2026	10,805
2027	10,193
Thereafter	35,104
Total lease payments	$88,956
Less interest	11,515
Present value of lease liabilities	$77,441

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

9. Commitments and Contingencies

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

Tax Reserves, Non-Income Tax Related

From time to time the Company has exposure to various non-income tax related matters that arise in the ordinary course of business. At both December 31, 2022 and 2021, the Company has no reserve for tax matters where its ultimate exposure is considered probable and the potential loss can be reasonably estimated.

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

	Year Ended December 31,
	2022	2021	2020
Denominator:
Basic weighted average shares outstanding	32,131	43,835	46,880
Effect of dilutive stock options and restricted stock	106	123	285
Diluted weighted average shares outstanding	32,237	43,958	47,165

Diluted weighted average shares outstanding excludes the incremental effect of unvested restricted stock and shares that would be issued upon the assumed exercise of stock options in accordance with the treasury stock method. For each of the years ended December 31, 2022, 2021 and 2020, approximately 58, 79, and 142, respectively, of the Company’s restricted stock awards outstanding were excluded from the calculation of diluted earnings per share as their inclusion would have been anti-dilutive. These restricted stock awards could be dilutive in the future.

Grand Canyon Education, Inc.

Notes to Consolidated Financial Statements

(In thousands, except per share data)

11. Equity Transactions

Preferred Stock

As of December 31, 2022 and 2021, the Company had 10,000 shares of authorized but unissued and undesignated preferred stock. The Company’s charter provides that the board of directors has authority to issue preferred stock, with voting powers, designations, preferences, and special rights, qualifications, limitation, or restrictions as permitted by law as determined by the board of directors, without stockholder approval. The board of directors may authorize the issuance of preferred stock with voting or conversion rights that could adversely affect the voting power or other rights of the holders of the common stock.

Treasury Stock

In January 2021, July 2021, January 2022 and October 2022 the Board of Directors increased the authorization under its existing stock repurchase program by $100,000, $970,000, $175,000 and $200,000, respectively, reflecting an aggregate authorization for share repurchases since the initiation of our program of $1,845,000. The expiration date on the repurchase authorization is December 31, 2023. Repurchases occur at the Company’s discretion. Repurchases may be made in the open market or in privately negotiated transactions, pursuant to the applicable Securities and Exchange Commission rules. The amount and timing of future share repurchases, if any, will be made as market and business conditions warrant.

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

Grand Canyon Education, Inc.

Notes to Consolidated Financial Statements

(In thousands, except per share data)

During the year ended December 31, 2022, the Company repurchased 6,795 shares of common stock at an aggregate cost of $599,587. As of December 31, 2022, there remained $195,847 available under its current share repurchase authorization. Shares repurchased in lieu of taxes are not included in the repurchase plan totals as they were approved in conjunction with the restricted share awards.

12. Income Taxes

The Company has deferred tax assets and liabilities that reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Deferred tax assets are subject to periodic recoverability assessments. Realization of the deferred tax assets, net of deferred tax liabilities is principally dependent upon achievement of projected future taxable income. Based upon the level of historical taxable income and projections for future taxable income over the periods in which the deferred tax assets are deductible, management believes it is more-likely-than-not that the Company will realize the benefits of these deductible differences. The Company has no valuation allowance at December 31, 2022 and 2021.

Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. As changes in tax laws or rates are enacted, deferred tax assets and liabilities are adjusted though income tax expense.

The components of income tax expense (benefit) are as follows:

	Year Ended December 31,
	2022	2021	2020
Current:
Federal	$50,194	$59,450	$63,932
State	5,017	5,822	8,875
	55,211	65,272	72,807
Deferred:
Federal	(578)	5,050	2,842
State	811	623	295
	233	5,673	3,137
Tax expense recorded as an increase of paid-in capital	—	—	—
	$55,444	$70,945	$75,944

A reconciliation of income tax computed at the U.S. statutory rate to the effective income tax rate is as follows:

	Year Ended December 31,
	2022	2021	2020
Statutory U.S. federal income tax rate	21.0%	21.0%	21.0%
State income taxes, net of federal tax benefit	2.8	2.4	2.4
State tax credits, net of federal effect	(1.6)	(1.2)	(1.2)
Excess tax benefits	(0.1)	(1.3)	(0.4)
Nondeductible expenses	0.2	0.1	—
Other	0.8	0.4	1.0
Effective income tax rate	23.1%	21.4%	22.8%

Grand Canyon Education, Inc.

Notes to Consolidated Financial Statements

(In thousands, except per share data)

Significant components of the Company’s deferred income tax assets and liabilities, included in Deferred income taxes, non-current on the consolidated balance sheets are as follows:

	As of December 31,	As of December 31,
	2022	2021
Deferred tax assets:
Share-based compensation	$2,725	$2,422
Employee compensation	1,109	802
Intangibles	14,872	17,598
Leases	1,270	847
State taxes	3,998	3,508
Other	232	199
Deferred tax assets	24,206	25,376

Deferred tax liability:
Property and equipment	(13,350)	(14,905)
Goodwill	(37,051)	(36,295)
Other	—	(138)
Deferred tax liability	(50,401)	(51,338)
Net deferred tax liability	$(26,195)	$(25,962)

The net deferred tax liability on the accompanying consolidated balance sheet is comprised of the following:

	As of December 31,	As of December 31,
	2022	2021
Deferred income taxes, current	$5,172	$4,172
Deferred income taxes, non-current	(31,367)	(30,134)
Net deferred tax liability	$(26,195)	$(25,962)

The Company recognizes the impact of a tax position in its financial statements if that position is more-likely-than-not to be sustained on audit, based on the technical merits of the position. The Company discloses all unrecognized tax benefits, which includes the reserves recorded for uncertain tax positions on filed tax returns and the unrecognized portion of affirmative claims. The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. Unrecognized tax benefits as of December 31, 2022 and 2021 were $15,862 and $14,108, respectively.

The reconciliation of the beginning and ending balance of unrecognized tax benefits at December 31, is as follows:

	2022	2021
Unrecognized tax benefits, beginning of year	$14,108	$11,318
Tax positions taken during the current year
Increases	2,814	3,973
Decreases	—	—
Tax positions taken during a prior year
Increases	1,313	262
Decreases	(1,954)	(1,064)
Decreases for settlements during the period	—	(74)
Reductions for lapses of applicable statute of limitations	(419)	(307)
Unrecognized tax benefits, end of year	$15,862	$14,108

Grand Canyon Education, Inc.

Notes to Consolidated Financial Statements

(In thousands, except per share data)

As of December 31, 2022 and 2021, the unrecognized tax benefit recorded of $15,862 and $14,108, respectively, if reversed, would impact the effective tax rate. At December 31, 2022 and 2021, the Company had accrued $93 and $0, respectively, in interest and $112 and $0, respectively, in penalties. It is reasonably possible that the amount of the unrecognized tax benefit will change during the next 12 months, however management does not expect the potential change to have a material effect on the results of operations or financial position.

The Company’s uncertain tax positions were related to tax years that remained subject to examination by tax authorities. As of December 31, 2022, the earliest tax year still subject to examination for federal and state purposes is 2019 and 2018, respectively.

13. Share-Based Compensation Plans

Incentive Plans

The Company makes equity incentive grants pursuant to our 2017 Equity Incentive Plan (the “2017 Plan”) under which a maximum of 3,000 shares may be granted. As of December 31, 2022, 1,221 shares were available for grants under the 2017 Plan.

Restricted Stock

During fiscal years 2022, 2021, and 2020, the Company granted 189, 180, and 164 shares of common stock, respectively, with a service vesting condition to certain of its executives, officers, and employees. The restricted shares have voting rights and vest evenly at 20% over each of the next five years. Upon vesting, shares will be held in lieu of taxes equivalent to the statutory tax withholding required to be paid when the restricted stock vests. During the years ended December 31, 2022, 2021 and 2020, the Company withheld 52, 56, and 62 shares of common stock in lieu of taxes at a cost of $4,625, $5,994, and $4,969, on the restricted stock vesting dates, respectively. During 2022, 2021 and 2020, following the annual stockholders meeting, the Company granted 4, 4 and 3 shares of common stock to the non-employee members of the Company’s Board of Directors. The restricted shares granted to these directors have voting rights and vest on the earlier of (a) the one year anniversary of the date of grant or (b) immediately prior to the following year’s annual stockholders’ meeting. Included in the 2021 amount is an initial award of shares that was granted to a newly appointed non-employee director pursuant to the Company’s compensation program. The 2021 newly appointed non-employee director also received an annual grant of restricted shares. The initial award of shares that were granted in 2021 to the newly appointed non-employee director have voting rights and vest on the one year anniversary of the date of grant.

Grand Canyon Education, Inc.

Notes to Consolidated Financial Statements

(In thousands, except per share data)

A summary of the activity related to restricted stock granted under the Company’s Incentive Plan is as follows:

		Weighted Average
	Total	Grant Date
	Shares	Fair Value per Share
Outstanding as of December 31, 2019	422	$76.43
Granted	167	$84.31
Vested	(155)	$65.19
Forfeited, canceled or expired	(15)	$84.64
Outstanding as of December 31, 2020	419	$83.43
Granted	184	$86.05
Vested	(144)	$74.90
Forfeited, canceled or expired	(32)	$87.00
Outstanding as of December 31, 2021	427	$86.24
Granted	193	$83.10
Vested	(134)	$85.07
Forfeited, canceled or expired	(10)	$85.49
Outstanding as of December 31, 2022	476	$85.32

As of December 31, 2022, there was approximately $29,497 of total unrecognized share-based compensation cost related to unvested restricted stock awards. These costs are expected to be recognized over a weighted average period of 2.08 years.

Stock Options

No options were granted in 2022, 2021 and 2020. Prior to 2012, the Company granted time vested options to purchase shares of common stock with an exercise price equal to the fair market value on the date of grant to employees. These time vested options vested ratably over a period of five years and expire ten years from the date of grant. A summary of the activity related to stock options granted under the Company’s Incentive Plan is as follows:

	Summary of Stock Options Outstanding
		Weighted
		Average
		Exercise
	Total	Price per
	Shares	Share
Outstanding as of December 31, 2019	232	$15.42
Granted	—	$—
Exercised	(56)	$15.66
Forfeited, canceled or expired	—	$—
Outstanding as of December 31, 2020	176	$15.34
Granted	—	$—
Exercised	(176)	$15.34
Forfeited, canceled or expired	—	$—
Outstanding as of December 31, 2021	—	$—

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

The table below outlines share-based compensation expense for the fiscal years ended December 31, 2022, 2021 and 2020 related to restricted stock and stock options granted:

	2022	2021	2020
Technology and academic services	$2,424	$2,112	$2,049
Counseling services and support	6,287	5,749	5,364
Marketing and communication	154	101	100
General and administrative	3,777	3,564	3,150
Share-based compensation expense included in operating expenses	12,642	11,526	10,663
Tax effect of share-based compensation	(3,161)	(2,882)	(2,666)
Share-based compensation expense, net of tax	$9,481	$8,644	$7,997

401(k) Plan

The Company has established a 401(k) Defined Contribution Benefit Plan (the “Plan”). The Plan provides eligible employees, upon date of hire, with an opportunity to make tax-deferred contributions into a long-term investment and savings program. All employees over the age of 21 are eligible to participate in the plan. The Plan allows eligible employees to contribute to the Plan subject to Internal Revenue Code restrictions and the Plan allows the Company to make discretionary matching contributions. The Company plans to make a matching contribution to the Plan of approximately $2,662 for the year ended December 31, 2022. The Company made discretionary matching contributions to the Plan of $2,345 and $2,225 for the years ended December 31, 2021 and 2020, respectively.

14. Related Party Transactions

Related party transactions include transactions between the Company and certain of its affiliates. The following transactions were in the normal course of operations and were measured at the exchange amount, which is the amount of consideration established and agreed to by the parties.

As of and for the years ended December 31, 2022, 2021 and 2020, related party transactions consisted of the following:

Affiliates

GCE Community Fund (“GCECF”) - GCECF was initially formed in 2014. GCECF makes grants for charitable, educational, literary, religious or scientific purposes within the meaning of Section 501(c ) (3) of the Internal Revenue Code, including for such purposes as the making of distributions to organizations that qualify as exempt organizations under Section 501 (c ) (3) of the Code. The Company’s CEO and Director serves as the president of GCECF. All of the board seats are taken by Company executives. The Company is not the primary beneficiary of GCECF, and accordingly, the Company does not consolidate GCECF’s statement of activities with its financial results. The Company contributed $1,150 and $1,100 for the years ended December 31, 2022 and 2020, respectively, of which no amounts were owed as of December 31, 2022 and 2020.

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

Under the supervision and with the participation of our management, including our Principal Executive Officer and Principal Financial Officer, an evaluation was performed on the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) promulgated under the Exchange Act), as of the end of the period covered by this annual report. Based on that evaluation, our management, including the Principal Executive Officer and Principal Financial Officer, concluded that our disclosure controls and procedures were effective as of December 31, 2022.

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

Management performed an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2022, utilizing the criteria described in the “Internal Control-Integrated Framework (2013)” issued by the Committee of Sponsoring Organizations of the Treadway Commission. The objective of this assessment was to determine whether our internal control over financial reporting was effective as of December 31, 2022. Based on its assessment, management believes that, as of December 31, 2022, the Company’s internal control over financial reporting is effective.

The effectiveness of our internal control over financial reporting as of December 31, 2022 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their audit report which is included herein.

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
Grand Canyon Education, Inc.:

Opinion on Internal Control Over Financial Reporting

We have audited Grand Canyon Education, Inc. and subsidiaries' (the Company) internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2022 and 2021, the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2022, and the related notes (collectively, the consolidated financial statements), and our report dated February 16, 2023 expressed an unqualified opinion on those consolidated financial statements.

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
February 16, 2023

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended December 31, 2022 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART III

Item 10.       Directors, Executive Officers and Corporate Governance

Information relating to our Board of Directors, Executive Officers, and Corporate Governance required by this item appears in the sections entitled “Corporate Governance and Board Matters” and “Proposal No. 1: Election of Directors” in our 2023 proxy statement, to be filed within 120 days of our fiscal year end (December 31, 2022) and such information is incorporated herein by reference.

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

Item 11.       Executive Compensation

Information relating to this item appears in the section entitled “Executive Compensation” in our 2023 proxy statement, to be filed within 120 days of our fiscal year end (December 31, 2022) and such information is incorporated herein by reference.

Item 12.       Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information relating to this item appears in the sections entitled “Executive Compensation” and “Beneficial Ownership of Common Stock” in our 2023 proxy statement, to be filed within 120 days of our fiscal year end (December 31, 2022) and such information is incorporated herein by reference.

Item 13.       Certain Relationships and Related Transactions, and Director Independence

Information relating to this item appears in the sections entitled “Corporate Governance and Board Matters — Director Independence” and “Certain Relationships and Related Party Transactions” in our 2023 proxy statement, to be filed within 120 days of our fiscal year end (December 31, 2022) and such information is incorporated herein by reference.

Item 14.       Principal Accounting Fees and Services

Information relating to this item appears in the section entitled “Ratification of Independent Registered Public Accounting Firm — Fees” in our 2023 our proxy statement, to be filed within 120 days of our fiscal year end (December 31, 2022) and such information is incorporated herein by reference.

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

101

The following financial statements from GCE’s Annual Report on Form 10-K for the year ended December 31, 2022, formatted in Inline XBRL: (i) Consolidated Income Statements, (ii) Consolidated Statements of Comprehensive Income, (iii) Consolidated Balance Sheets, (iv) Consolidated Statements of Stockholders’ Equity, (v) Consolidated Statements of Cash Flows, and (vi) Consolidated Financial Statements tagged as blocks of text and including detailed tags.

Filed herewith.

104	The cover page from GCE’s Annual Report on Form 10-K for the year ended December 31, 2022, formatted in Inline XBRL (included as Exhibit 101).	Filed herewith.

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
Name: Brian E. Mueller
Title: Chief Executive Officer
Dated: February 16, 2023

KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Brian E. Mueller, Daniel E. Bachus, and Sarah S. Collins, and each of them, his or her true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto and other documents in connection therewith the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully and to all intents and purposes as he or she might or could do in person hereby ratifying and confirming all that said attorneys-in-fact and agents, or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Brian E. Mueller	Chief Executive Officer and Chairman	February 16, 2023
Brian E. Mueller	(Principal Executive Officer)

/s/ Daniel E. Bachus	Chief Financial Officer	February 16, 2023
Daniel E. Bachus	(Principal Financial Officer)
/s/ Lori Browning	SVP, Controller –Chief Accounting Officer	February 16, 2023
Lori Browning	(Principal Accounting Officer)

/s/ Sara R. Dial	Director	February 16, 2023
Sara R. Dial

/s/ Jack A. Henry	Director	February 16, 2023
Jack A. Henry

/s/ Lisa Graham Keegan	Director	February 16, 2023
Lisa Graham Keegan

/s/ Chevy Humphrey	Director	February 16, 2023
Chevy Humphrey

/s/ David M. Adame	Director	February 16, 2023
David M. Adame