Form 10-Q
period 2023-03-31
Grand Canyon Education, Inc.
filed 2023-05-02
CIK 1434588

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

or

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

The total number of shares of common stock outstanding as of May 1, 2023, was 30,726,036.

GRAND CANYON EDUCATION, INC.

FORM 10-Q

PART I – FINANCIAL INFORMATION

Item 1.Financial Statements

GRAND CANYON EDUCATION, INC.

Consolidated Income Statements

(Unaudited)

	Three Months Ended
	March 31,
(In thousands, except per share data)	2023	2022
Service revenue	$250,125	$244,133
Costs and expenses:
Technology and academic services	37,512	36,306
Counseling services and support	73,349	67,513
Marketing and communication	52,894	50,851
General and administrative	9,788	9,893
Amortization of intangible assets	2,105	2,105
Total costs and expenses	175,648	166,668
Operating income	74,477	77,465
Interest expense	(19)	—
Investment interest and other	2,153	205
Income before income taxes	76,611	77,670
Income tax expense	17,047	19,592
Net income	$59,564	$58,078
Earnings per share:
Basic income per share	$1.96	$1.67
Diluted income per share	$1.94	$1.66
Basic weighted average shares outstanding	30,461	34,806
Diluted weighted average shares outstanding	30,638	34,901

The accompanying notes are an integral part of these consolidated financial statements.

GRAND CANYON EDUCATION, INC.

Consolidated Balance Sheets

	March 31,	December 31,
(In thousands, except par value)	2023	2022
	(Unaudited)
ASSETS:
Current assets
Cash and cash equivalents	$105,040	$120,409
Investments	89,483	61,295
Accounts receivable, net	102,571	77,413
Income tax receivable	2,964	2,788
Other current assets	15,828	11,368
Total current assets	315,886	273,273
Property and equipment, net	150,391	147,504
Right-of-use assets	70,320	72,719
Amortizable intangible assets, net	174,695	176,800
Goodwill	160,766	160,766
Other assets	1,963	1,687
Total assets	$874,021	$832,749
LIABILITIES AND STOCKHOLDERS’ EQUITY:
Current liabilities
Accounts payable	$21,801	$20,006
Accrued compensation and benefits	21,124	36,412
Accrued liabilities	31,661	22,473
Income taxes payable	26,568	12,167
Deferred revenue	9,678	—
Current portion of lease liability	8,818	8,648
Total current liabilities	119,650	99,706
Deferred income taxes, noncurrent	28,049	26,195
Other long-term liability	429	436
Lease liability, less current portion	66,643	68,793
Total liabilities	214,771	195,130
Commitments and contingencies
Stockholders’ equity
Preferred stock, $0.01 par value, 10,000 shares authorized; 0 shares issued and outstanding at March 31, 2023 and December 31, 2022	—	—
Common stock, $0.01 par value, 100,000 shares authorized; 53,966 and 53,830 shares issued and 30,823 and 31,058 shares outstanding at March 31, 2023 and December 31, 2022, respectively	540	538
Treasury stock, at cost, 23,143 and 22,772 shares of common stock at March 31, 2023 and December 31, 2022, respectively	(1,752,844)	(1,711,423)
Additional paid-in capital	312,677	309,310
Accumulated other comprehensive loss	(414)	(533)
Retained earnings	2,099,291	2,039,727
Total stockholders’ equity	659,250	637,619
Total liabilities and stockholders’ equity	$874,021	$832,749

The accompanying notes are an integral part of these consolidated financial statements.

GRAND CANYON EDUCATION, INC.

Consolidated Statements of Comprehensive Income

(Unaudited)

	Three Months Ended
	March 31,
(In thousands)	2023	2022
Net income	$59,564	$58,078
Other comprehensive income, net of tax:
Unrealized gains (losses) on available-for-sale securities, net of taxes of $37 and $99 for the three months ended March 31, 2023 and 2022, respectively	119	(323)
Comprehensive income	$59,683	$57,755

The accompanying notes are an integral part of these consolidated financial statements.

GRAND CANYON EDUCATION, INC.

Consolidated Statement of Stockholders’ Equity

(In thousands)

(Unaudited)

	Three Months Ended March 31, 2023
						Accumulated
					Additional	Other
	Common Stock		Treasury Stock		Paid-in	Comprehensive	Retained
	Shares	Par Value	Shares	Cost	Capital	Loss	Earnings	Total
Balance at December 31, 2022	53,830	$538	22,772	$(1,711,423)	$309,310	$(533)	$2,039,727	$637,619
Comprehensive income	—	—	—	—	—	119	59,564	59,683
Common stock purchased for treasury	—	—	310	(35,090)	—	—	—	(35,090)
Restricted shares forfeited	—	—	5	—	—	—	—	—
Share-based compensation	136	2	56	(6,331)	3,367	—	—	(2,962)
Balance at March 31, 2023	53,966	$540	23,143	$(1,752,844)	$312,677	$(414)	$2,099,291	$659,250

	Three Months Ended March 31, 2022
						Accumulated
					Additional	Other
	Common Stock		Treasury Stock		Paid-in	Comprehensive	Retained
	Shares	Par Value	Shares	Cost	Capital	Loss	Earnings	Total
Balance at December 31, 2021	53,637	$536	15,915	$(1,107,211)	$296,670	$—	$1,855,052	$1,045,047
Comprehensive income	—	—	—	—	—	(323)	58,078	57,755
Common stock purchased for treasury	—	—	4,575	(394,930)	—	—	—	(394,930)
Restricted shares forfeited	—	—	6	—	—	—	—	—
Share-based compensation	189	2	52	(4,625)	3,188	—	—	(1,435)
Balance at March 31, 2022	53,826	$538	20,548	$(1,506,766)	$299,858	$(323)	$1,913,130	$706,437

The accompanying notes are an integral part of these consolidated financial statements.

GRAND CANYON EDUCATION, INC.

Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended
	March 31,
(In thousands)	2023	2022
Cash flows provided by operating activities:
Net income	$59,564	$58,078
Adjustments to reconcile net income to net cash provided by operating activities:
Share-based compensation	3,369	3,190
Depreciation and amortization	5,537	5,724
Amortization of intangible assets	2,105	2,105
Deferred income taxes	1,816	1,480
Other, including fixed asset impairments	410	719
Changes in assets and liabilities:
Accounts receivable from university partners	(25,158)	(31,943)
Other assets	(4,625)	(5,312)
Right-of-use assets and lease liabilities	419	179
Accounts payable	1,953	5,427
Accrued liabilities	(6,294)	2,377
Income taxes receivable/payable	14,225	16,074
Deferred revenue	9,678	12,162
Net cash provided by operating activities	62,999	70,260
Cash flows used in investing activities:
Capital expenditures	(8,587)	(6,784)
Additions of amortizable content	(244)	(95)
Purchases of investments	(52,556)	(62,834)
Proceeds from sale or maturity of investments	24,253	—
Net cash used in investing activities	(37,134)	(69,713)
Cash flows used in financing activities:
Repurchase of common shares and shares withheld in lieu of income taxes	(41,234)	(399,555)
Net cash used in financing activities	(41,234)	(399,555)
Net decrease in cash and cash equivalents and restricted cash	(15,369)	(399,008)
Cash and cash equivalents and restricted cash, beginning of period	120,409	600,941
Cash and cash equivalents and restricted cash, end of period	$105,040	$201,933
Supplemental disclosure of cash flow information
Cash paid for interest	$19	$—
Cash paid for income taxes	$230	$306
Supplemental disclosure of non-cash investing and financing activities
Purchases of property and equipment included in accounts payable	$973	$1,442
ROU Asset and Liability recognition	$—	$1,980
Excise tax on treasury stock repurchases	$187	$—

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

In January 2019, GCE began providing education services to numerous university partners across the United States, through our wholly owned subsidiary, Orbis Education, which we acquired, by merger on January 22, 2019 (the “Acquisition”). Since the Acquisition, GCE, together with Orbis Education, has continued to add additional university partners. In the healthcare field, we work in partnership with a growing number of top universities and healthcare networks across the country, offering healthcare-related academic programs at off-campus classroom and laboratory sites located near healthcare providers and developing high-quality, career-ready graduates who enter the workforce ready to meet the demands of the healthcare industry. In addition, we have provided certain services to a university partner to assist them in expanding their online graduate programs. As of March 31, 2023, GCE provides education services to 27 university partners across the United States.

2. Summary of Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. Intercompany transactions have been eliminated in consolidation.

Unaudited Interim Financial Information

The accompanying unaudited interim consolidated financial statements of the Company have been prepared in accordance with U.S. generally accepted accounting principles and pursuant to the rules and regulations of the United States Securities and Exchange Commission and the instructions to Form 10-Q and Article 10, consistent in all material respects with those applied in its financial statements included in its Annual Report on Form 10-K for the fiscal year ended December 31, 2022. They do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. Such interim financial information is unaudited but reflects all adjustments that in the opinion of management are necessary for the fair presentation of the interim periods presented. Interim results are not necessarily indicative of results for a full year. These consolidated financial statements should be read in conjunction with the Company’s audited financial statements and footnotes included in its Annual Report on Form 10-K for the fiscal year ended December 31, 2022 from which the December 31, 2022 balance sheet information was derived.

Investments

As of March 31, 2023 and December 31, 2022, the Company considered its investments in corporate bonds, agency bonds and commercial paper as available-for-sale securities based on the Company’s intent for the respective securities. Available-for-sale securities are carried at fair value, determined using Level 1 and Level 2 of the hierarchy of valuation inputs, with the use of inputs other than quoted prices that are observable for the assets, with unrealized gains and losses, net of tax, reported as a separate component of other comprehensive income. Unrealized losses considered to be other-than-temporary are recognized currently in earnings. Amortization of premiums, accretion of discounts, interest and dividend income and realized gains and losses are included in interest and other income.

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

Costs that are capitalized include payroll and payroll-related costs for employees who are directly associated and spend time producing content and payments to faculty and subject matter experts involved in the process.  The Company starts capitalizing content costs when it begins to develop or to convert a particular course, resources have been assigned and a timeline has been set. The content asset is placed in service when all work is complete, and the curriculum could be used for instruction. Capitalized content development assets are included in other assets in our consolidated balance sheets. The Company has concluded that the most appropriate method to amortize the deferred content assets is on a straight-line basis over the estimated life of the course, which is generally four years which corresponds with course’s review and major revision cycle. As of March 31, 2023 and December 31, 2022, $1,021 and $910, respectively, net of amortization, of deferred content assets are included in other assets, long-term in the Company’s consolidated balance sheets and amortization is included in technical and academic services where the costs originated.

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

Business Combinations

The purchase price of an acquisition is allocated to the assets acquired, including tangible and intangible assets, and liabilities assumed, based on their respective fair values at the acquisition date. The excess of the fair value of the purchase price over the fair values of these identifiable assets and liabilities is recorded as goodwill. Transaction costs associated with business combinations are expensed as incurred. The determination of the fair value and useful lives of the intangible assets acquired involves certain judgments and estimates. These judgements can include, but are not limited to, the cash flows that an asset is expected to generate in the future and the appropriate weighted average cost of capital. The net assets and result of operations of an acquired entity are included in the Company’s consolidated financial statements from the acquisition date.

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

Finite-lived intangible assets that are acquired in a business combination are recorded at fair value on their acquisition dates and are amortized using a method that reflects the pattern in which the economic benefits of the intangible assets are consumed or on a straight-line basis over the estimated useful life of the intangible asset if the pattern of economic benefit cannot be reliability determined. Finite-lived intangible assets consist of university partner relationships and trade names. The Company reviews its finite-lived intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an intangible asset may not be recoverable. There were no indicators that the carrying amount of the finite-lived intangible assets were impaired as of March 31, 2023. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to undiscounted future net cash flows expected to be generated by the assets. If such intangible assets are not recoverable,

Grand Canyon Education, Inc.

Notes to Consolidated Financial Statements

(In thousands, except per share data)

a potential impairment loss is recognized to the extent the carrying amounts of the assets exceeds the fair value of the assets.

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

Investments are comprised of corporate bonds, commercial paper and agency bonds.

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

The Company’s receivables represent unconditional rights to consideration from our Services Agreements with our university partners. Accounts receivable, net is stated at net realizable value and contains billed and unbilled revenue. The Company utilizes the allowance method to provide for doubtful accounts based on its evaluation of the expected credit losses. There have been no amounts written off and no reserves established as of March 31, 2023. The Company will continue to review and revise its allowance methodology based on its collection experience with its partners.

For our partners with unbilled revenue, revenue recognition occurs in advance of billings. Billings for some university partners do not occur until after the service period has commenced and final enrollment information is available. Our unbilled revenue of $4,076 and $5,560 as of March 31, 2023 and December 31, 2022, respectively, are included in accounts receivable in our consolidated balance sheets. Deferred revenue represents the excess of amounts received as compared to amounts recognized in revenue on our consolidated statements of income as of the end of the reporting period, and such amounts are reflected as a current liability on our consolidated balance sheets. We generally receive payments for our services billed within 30 days of invoice. These payments are recorded as deferred revenue until the services are delivered and revenue is recognized.

Allowance for Credit Losses

The Company records its accounts receivable at the net amount expected to be collected. Our accounts receivable are derived through education services provided to university partners. The Company maintains an allowance for credit losses resulting from our university partners not making payments. The Company determines the adequacy of the allowance by periodically evaluating each university partners balance, considering their financial condition and credit history, and considering current and forecasted economic conditions. Bad debt expense is recorded as a technology and academic services expense in the consolidated income statements. The Company monitors the impact of other factors on expected credit losses.

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

Concentration of Credit Risk

The Company believes the credit risk related to cash equivalents and investments is limited due to its adherence to an investment policy that requires investments to have a minimum BBB rating, depending on the type of security, by at least one major rating agency at the time of purchase. All of the Company’s cash equivalents and investments as of March 31, 2023 and December 31, 2022 consist of investments rated BBB or higher by at least one rating agency. Additionally, the Company utilizes at least one financial institution to conduct initial and ongoing credit analysis on its investment portfolio to monitor and lower the potential impact of market risk associated with its cash equivalents and investment portfolio. Financial instruments that potentially subject the Company to concentration of credit risk consist principally of cash balances, which are primarily invested in money market funds or on deposit at high credit quality financial institutions in the U.S. Accounts at each institution are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000. At March 31, 2023 and December 31, 2022, the Company had $104,496 and $119,639, respectively, in excess of the FDIC insured limit. The Company is also subject to credit risk for its accounts receivable balance. Our dependence on our most significant university partner, with 88.5% and 87.6% of total service revenue for

Grand Canyon Education, Inc.

Notes to Consolidated Financial Statements

(In thousands, except per share data)

the three-month periods ended March 31, 2023 and 2022, respectively, subjects us to the risk that declines in our customer’s operations would result in a sustained reduction in service revenue for the Company.

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

3. Investments

As of March 31, 2023 and December 31, 2022, the Company had investments of $89,483 and $61,295, respectively, classified as available-for-sale securities.

As of March 31, 2023, the Company had available-for-sale investments comprised of the following:

	As of March 31, 2023
		Gross	Gross
	Adjusted	Unrealized	Unrealized	Estimated
	Cost	Gains	(Losses)	Fair Value
Corporate bonds	$71,007	$82	$(583)	$70,506
Agency bonds	19,020	-	(43)	18,977
Total investments	$90,027	$82	$(626)	$89,483

For the three months ended March 31, 2023 and 2022, the net unrealized gains (losses) were $119 and $323, respectively, net of taxes. Available-for-sale debt securities are carried at fair value on the consolidated balance sheets. The Company estimates the lifetime expected credit losses for all available-for sale debt securities in an unrealized loss position. If our assessment indicates that an expected credit loss exists, we determine the portion of the unrealized loss attributable to credit deterioration and record a reserve for the expected credit loss in the allowance for credit losses in technology and academic services in our consolidated income statements. The Company has the ability and intent to hold these investments until recovery.

Available-for-sale securities maturing as of December 31:
2023	$35,526
2024	40,411
2025	13,546
Total	$89,483

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

	Three Months Ended
	March 31,
	2023	2022
Denominator:
Basic weighted average shares outstanding	30,461	34,806
Effect of dilutive stock options and restricted stock	177	95
Diluted weighted average shares outstanding	30,638	34,901

Diluted weighted average shares outstanding excludes the incremental effect of unvested restricted stock in accordance with the treasury stock method. For the three-month periods ended March 31, 2023 and 2022, approximately 100 and 206, respectively, of the Company’s restricted stock awards outstanding were excluded from the calculation of diluted earnings per share as their inclusion would have been anti-dilutive. These restricted stock awards could be dilutive in the future.

5. Property and Equipment

Property and equipment consist of the following:

	March 31,	December 31,
	2023	2022
Land	$5,098	$5,098
Land improvements	2,242	2,242
Buildings	51,399	51,399
Buildings and leasehold improvements	22,839	21,911
Computer equipment	119,938	119,316
Furniture, fixtures and equipment	21,781	21,323
Internally developed software	58,855	58,904
Construction in progress	21,945	16,336
	304,097	296,529
Less accumulated depreciation and amortization	(153,706)	(149,025)
Property and equipment, net	$150,391	$147,504

6. Amortizable Intangible Assets

In January 2019, GCE completed the Acquisition. The Acquisition was accounted for in accordance with the acquisition method of accounting. Under this method the cost of the target is allocated to the identifiable assets acquired and liabilities assumed based on their estimated fair values at the date of acquisition. Identified intangible assets of

Grand Canyon Education, Inc.

Notes to Consolidated Financial Statements

(In thousands, except per share data)

$210,280 consisted primarily of university partner relationships that were valued at $210,000. The fair value of university partner relationships was determined using the multiple-period excess earnings method.

Amortizable intangible assets consist of the following as of:

	March 31, 2023
	Estimated	Gross		Net
	Average Useful	Carrying	Accumulated	Carrying
	Life (in years)	Amount	Amortization	Amount
University partner relationships	25	$210,000	$(35,305)	$174,695
Trade names	1	280	(280)	—
Total amortizable intangible assets, net		$210,280	$(35,585)	$174,695

Amortization expense for university partner relationships and trade names for the years ending December 31:

2023	$6,314
2024	8,419
2025	8,419
2026	8,419
2027	8,419
Thereafter	134,705
$174,695

7. Leases

The Company has operating leases for off-campus classroom and laboratory sites, office space, office equipment, and optical fiber communication lines. These leases have remaining lease terms that range from six months to 10 years and five months. At lease inception, we determine the lease term by assuming no exercises of renewal options due to the Company’s constantly changing geographical needs for its university partners. Leases with an initial term of 12 months or less are not recorded in the consolidated balance sheets and we recognize lease expense for these leases on a straight-line basis over the lease term. The Company had operating lease costs of $3,018 and $2,396 for the three-month periods ended March 31, 2023 and 2022, respectively.

As of March 31, 2023, the Company had $34,106 of non-cancelable operating lease commitments for six off-campus classroom and laboratory sites and $192 for optical fiber communication lines that had not yet commenced. The Company’s weighted-average remaining lease term relating to its operating leases is 7.85 years, with a weighted-average discount rate of 3.35%. As of March 31, 2023, the Company had no financing leases.

Grand Canyon Education, Inc.

Notes to Consolidated Financial Statements

(In thousands, except per share data)

Future payment obligations with respect to the Company’s operating leases, which were existing at March 31, 2023, by year and in the aggregate, are as follows:

Year Ending December 31,	Amount
2023	$8,244
2024	11,143
2025	10,867
2026	10,805
2027	10,193
Thereafter	35,104
Total lease payments	$86,356
Less interest	10,895
Present value of lease liabilities	$75,461

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

Litigation

On May 12, 2020, a securities class action complaint was filed in the U.S. District Court for the District of Delaware by the City of Hialeah Employees’ Retirement System naming the Company, Brian E. Mueller and Daniel E. Bachus as defendants for allegedly making false and materially misleading statements regarding the circumstances surrounding the Company’s sale of Grand Canyon University (the “University”) to a non-profit entity on July 1, 2018 and the subsequent decision of the U.S. Department of Education to continue to treat the University as a for-profit institution for education regulatory purposes (collectively, the “Conversion”). The complaint asserted a putative class period stemming from January 5, 2018, the date when the Company announced that it had applied to the University’s accreditor for approval of the Conversion, to January 27, 2020, the date prior to the publication of a short-seller report focused on the Conversion. A substantially similar complaint was filed in the same court by Grant Walsh on June 12, 2020 making similar allegations against the Company, Mr. Mueller and Mr. Bachus. Both complaints alleged violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, and Rule 10b-5 promulgated thereunder and sought unspecified monetary relief, interest, and attorneys’ fees.

On August 13, 2020, the two cases were consolidated and the Fire and Police Association of Colorado, the Oakland County Employees’ Retirement System and the Oakland County Voluntary Employees’ Beneficiary Association Trust were appointed as lead plaintiffs. Thereafter, the plaintiffs filed a consolidated amended complaint on October 20, 2020 and the Company filed a motion to dismiss on December 21, 2020. On August 23, 2021, the Court

Grand Canyon Education, Inc.

Notes to Consolidated Financial Statements

(In thousands, except per share data)

granted the Company’s motion to dismiss in its entirety but permitted plaintiffs to file a further amended complaint to correct deficiencies in the initial complaint. The plaintiffs filed further amended complaints on September 28, 2021 and January 21, 2022, and the Company filed a further motion to dismiss on March 15, 2022. On March 28, 2023, the Company’s motion to dismiss was denied.

The Company believes that plaintiffs’ claims are without merit and it intends to defend itself in this legal proceeding vigorously. The outcome of this legal proceeding is uncertain at this point. At present, the Company cannot reasonably estimate a range of loss for this action based on the information available to the Company. Accordingly, the Company has not accrued any liability associated with this action.

Other Matters

In May 2022, we received a civil investigative demand (“CID”) from the Federal Trade Commission (“FTC”) related to the marketing services that we provide on behalf of GCU, and related activities. The CID requests the production of documents and answers to written questions. In January 2023, we received a further CID from the FTC requesting testimony on the same topic. We are cooperating with the FTC in connection with each of these CIDs.

9. Share-Based Compensation

Incentive Plan

The Company makes equity incentive grants pursuant to our 2017 Equity Incentive Plan (the “2017 Plan”) under which a maximum of 3,000 shares may be granted. As of March 31, 2023, 1,085 shares were available for grants under the 2017 Plan.

Restricted Stock

During the three months ended March 31, 2023, the Company granted 136 shares of common stock with a service vesting condition to certain of its executives, officers and employees. The restricted shares have voting rights and vest in five annual installments of 20%, with the first installment vesting in March of the calendar year following the date of grant (the “first vesting date”) and subsequent installments vesting on each of the four anniversaries of the first vesting date. Upon vesting, shares will be withheld in lieu of taxes equivalent to the minimum statutory tax withholding required to be paid when the restricted stock vests. During the three months ended March 31, 2023, the Company withheld 56 shares of common stock in lieu of taxes at a cost of $6,331 on the restricted stock vesting dates.

A summary of the activity related to restricted stock granted under the Company’s Incentive Plan since December 31, 2022 is as follows:

		Weighted Average
	Total	Grant Date
	Shares	Fair Value per Share
Outstanding as of December 31, 2022	476	$85.32
Granted	136	$112.90
Vested	(142)	$86.85
Forfeited, canceled or expired	(5)	$84.30
Outstanding as of March 31, 2023	465	$92.94

Grand Canyon Education, Inc.

Notes to Consolidated Financial Statements

(In thousands, except per share data)

Share-based Compensation Expense

The table below outlines share-based compensation expense for the three months ended March 31, 2023 and 2022 related to restricted stock granted:

	2023	2022
Technology and academic services	$678	$594
Counseling services and support	1,743	1,583
Marketing and communication	48	35
General and administrative	900	978
Share-based compensation expense included in operating expenses	3,369	3,190
Tax effect of share-based compensation	(842)	(798)
Share-based compensation expense, net of tax	$2,527	$2,392

10. Treasury Stock

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

During the three months ended March 31, 2023 the Company repurchased 310 shares of common stock, at an aggregate cost of $34,903. As of March 31, 2023, there remained $160,944 available under its current share repurchase authorization. Shares repurchased in lieu of taxes are not included in the repurchase plan totals as they were approved in conjunction with the restricted share awards. Excise taxes of $187 are not included in the repurchase plan totals but are included in the total cost of net share repurchases in the consolidated statement of stockholders’ equity.

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

Additional factors that could cause actual results to differ from those discussed in the forward-looking statements include, but are not limited to, those described in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K (the “2022 Form 10-K”) filed with the Securities and Exchange Commission (“SEC”) for the fiscal year ended December 31, 2022, as updated in our subsequent reports filed with the SEC, including any updates found in Part II, Item 1A of this Quarterly Report on Form 10-Q or our other reports on Form 10-Q. You should not put undue reliance on any forward-looking statements. Forward-looking statements speak only as of the date the statements are made and we assume no obligation to update forward-looking statements to reflect actual results, changes in assumptions, or changes in other factors affecting forward-looking information, except to the extent required by applicable securities laws. If we do update one or more forward-looking statements, no inference should be drawn that we will make additional updates with respect to those or other forward-looking statements.

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

In January 2019, GCE began providing education services to numerous university partners across the United States, through our wholly owned subsidiary, Orbis Education. GCE, together with Orbis Education, has continued to add additional university partners. In the healthcare field, we work in partnership with a growing number of top universities and healthcare networks across the country, offering healthcare-related academic programs at off-campus classroom and laboratory sites located near healthcare providers and developing high-quality, career-ready graduates who enter the workforce ready to meet the demands of the healthcare industry. In addition, we have provided certain services to a university partner to assist them in expanding their online graduate programs. As of March 31, 2023, GCE provides education services to 27 university partners across the United States.

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

Critical Accounting Policies and Use of Estimates

Our critical accounting policies are disclosed in the 2022 Form 10-K for the fiscal year ended December 31, 2022. During the three months ended March 31, 2023, there were no significant changes in our critical accounting policies.

Results of Operations

The following table sets forth certain income statement data as a percentage of revenue for each of the periods indicated. Amortization of intangible assets has been excluded from the table below:

	March 31,
	2023	2022
Costs and expenses
Technology and academic services	15.0%	14.9%
Counseling services and support	29.3	27.7
Marketing and communication	21.1	20.8
General and administrative	3.9	4.1

Three Months Ended March 31, 2023 Compared to Three Months Ended March 31, 2022

Service revenue. Our service revenue for the three months ended March 31, 2023 was $250.1 million, an increase of $6.0 million, or 2.5%, as compared to service revenue of $244.1 million for the three months ended March 31, 2022. The increase year over year in service revenue was primarily due to an increase in GCU traditional campus enrollments of 6.6% and an increase in revenue per student year over year, partially offset by a decrease in students in a university partner’s Occupational Therapy Assistants (“OTA”) program of 19.9%. The increase in revenue per student between years is primarily due to the service revenue impact of the increased room, board and other ancillary revenues at GCU in the first quarter of 2023 as compared to the prior year period. In addition, service revenue per student for Accelerated Bachelor of Science in Nursing (“ABSN”) students at off-campus classroom and laboratory sites generates a significantly higher revenue per student than we earn under our agreement with GCU, as these agreements generally provide us with a higher revenue share percentage, the partners have higher tuition rates than GCU and the majority of their students take more credits on average per semester. The increase in revenue per student in the three months ended March 31, 2023 was negatively impacted by the timing of the Spring semester for the ground traditional campus. The Spring semester started two days later in 2023 and extended four more days into April, which had the effect of shifting $4.5 million in service revenue from the first quarter of 2023 to the second quarter of 2023. Partner enrollments totaled 112,588 at March 31, 2023 as compared to 110,217 at March 31, 2022. University partner enrollments at our off-campus classroom and laboratory sites were 4,315, a decrease of 4.0% over enrollments at March 31, 2022, which includes 360 and 283 GCU students at March 31, 2023 and 2022, respectively. This growth rate has slowed over the past year primarily due to the 19.9% decline in OTA students as the university partner stopped admitting new students for most of 2021 due to clinical placement backlog and although that partner is now admitting students, the number of admitted students remains below previous levels. Year over year ABSN students decreased 2.9% at March 31, 2023. None of our ABSN partners stopped admitting new students due to the clinical faculty challenges that began during the pandemic, however some locations that were scheduled to open were delayed and some existing partners have experienced reduced incoming cohort sizes which has slowed the growth. We believe the growth in the number of OTA and ABSN students is also being negatively impacted by the strong job market as these students have historically been individuals with already completed bachelor’s degrees choosing to re-career into one of these health professions. To address this challenge, we have been working with a number of our university partners to adjust their programs to allow students with the required education experience but without a complete bachelor’s degree to enter their programs. We did open six new off-campus classroom and laboratory sites in the year ended December 31, 2022 and one site in the three months ended March 31, 2023 increasing the total number of these sites to 36 at March 31, 2023 and we anticipate opening three to four more in 2023 which we hope, along with the program change discussed earlier, will re-accelerate the ABSN student enrollment growth. Enrollments at GCU increased to 108,633 at March 31, 2023, an increase of 2.5% over enrollments at March 31, 2022. Enrollments for GCU ground students were 22,568 at March 31, 2023 up from 21,281 at March 31, 2022 primarily due to a 6.6% increase in traditional ground students between years. GCU online enrollments were 86,065 at March 31, 2023, up from 84,722 at March 31, 2022.

Technology and academic services. Our technology and academic services expenses for the three months ended March 31, 2023 were $37.5 million, an increase of $1.2 million, or 3.3%, as compared to technology and academic services expenses of $36.3 million for the three months ended March 31, 2022. This increase was primarily due to increases in occupancy and depreciation and in employee compensation and related expenses, including share-based compensation of $0.9 million and $0.6 million, respectively, partially offset by a decrease in other technology and academic costs of $0.2 million. These increases were primarily due to the costs associated with the increased number of off-campus classroom and laboratory sites and the increased headcount to support our 27 university partners, and their increased enrollment growth, tenure-based salary adjustments and the increased number of off-campus classroom and laboratory sites year over year. Our technology and academic services expenses as a percentage of revenue increased 0.1% to 15.0% for the three months ended March 31, 2023, from 14.9% for the three months ended March 31, 2022. This increase was primarily due to partnership agreements with university partners that have off-campus classroom and laboratory sites requiring a higher level of technology and academic services than our agreement with GCU. We anticipate that technology and academic services expenses as a percentage of revenue will continue to increase in the future as we open more off-campus classroom and laboratory sites.

Counseling services and support. Our counseling services and support expenses for the three months ended March 31, 2023 were $73.3 million, an increase of $5.8 million, or 8.6%, as compared to counseling services and support expenses of $67.5 million for the three months ended March 31, 2022. This increase was primarily attributable to increases in employee compensation and related expenses including share-based compensation and in other counseling services and support expenses of $4.8 million and $1.3 million, respectively, partially offset by a decrease in occupancy and depreciation of $0.2 million. The increases in employee compensation and related expenses were primarily due to increased headcount to support our university partners, and their planned increases in enrollment, tenure-based salary adjustments and the increased number of off-campus classroom and laboratory sites open year over year. The increase in other counseling services and support expenses is primarily the result of increased travel costs for our 27 university partners. Our counseling services and support expenses as a percentage of revenue increased 1.6% to 29.3% for the three months ended March 31, 2023, from 27.7% for the three months ended March 31, 2022 primarily due to the significant increase year over year in headcount and travel costs. We anticipate that counseling services and support expense as a percentage of revenue will continue to be higher in 2023 than in 2022 as travel expenses continue to increase and we grow our employee base and their compensation to meet our university partners’ growth expectations and retain our employees.

Marketing and communication. Our marketing and communication expenses for the three months ended March 31, 2023 were $52.9 million, an increase of $2.0 million, or 4.0%, as compared to marketing and communication expenses of $50.9 million for the three months ended March 31, 2022. This increase was primarily attributable to the increased cost to market our university partners’ programs and to the marketing of new university partners and new locations which resulted in increased advertising of $2.0 million and increased employee compensation, including share-based compensation of $0.3 million, partially offset by a decrease in other marketing and communication expenses of $0.3 million. Our marketing and communication expenses as a percentage of revenue increased by 0.3% to 21.1% for the three months ended March 31, 2023, from 20.8% for the three months ended March 31, 2022, primarily due to the number of university partners and their growth expectations and increased off-campus classroom and laboratory sites opened and sites planned to open in the next 12 months.

General and administrative. Our general and administrative expenses for the three months ended March 31, 2023 were $9.8 million, a decrease of $0.1 million, or 1.1%, as compared to general and administrative expenses of $9.9 million for the three months ended March 31, 2022. Our general and administrative expenses as a percentage of revenue decreased by 0.2% to 3.9% for the three months ended March 31, 2023, from 4.1% for the three months ended March 31, 2022 primarily due to our ability to leverage our other general and administrative expenses across an increasing revenue base.

Amortization of intangible assets. Amortization of intangible assets for the three months ended March 31, 2023 and 2022 were $2.1 million for both periods. As a result of the acquisition of our wholly owned subsidiary, Orbis Education, certain identifiable intangible assets were created (primarily customer relationships) that will be amortized over their expected lives.

Investment interest and other. Investment interest and other for the three months ended March 31, 2023 was $2.2 million, as compared to investment interest and other for the three months ended March 31, 2022 of $0.2 million due to higher investment balances and higher returns on those balances.

Income tax expense. Income tax expense for the three months ended March 31, 2023 was $17.0 million, a decrease of $2.6 million, or 13.0%, as compared to income tax expense of $19.6 million for the three months ended March 31, 2022. This decrease was the result of a decrease in our effective tax rate between periods and a slight decrease in our taxable income. Our effective tax rate was 22.3% during the first quarter of 2023 compared to 25.2% during the first quarter of 2022. In the first quarter of 2023, the effective tax rate was impacted by excess tax benefits of $0.9 million as compared to only $0.1 million in the first quarter of 2022. In the first quarter of 2023 the effective tax rate was favorably impacted by state income tax refunds, while in the first quarter of 2022 the effective tax rate was unfavorably impacted by state audits.

Net income. Our net income for the three months ended March 31, 2023 was $59.6 million, an increase of $1.5 million, or 2.6%, as compared to $58.1 million for the three months ended March 31, 2022, due to the factors discussed above.

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

Liquidity and Capital Resources

	As of March 31,	As of December 31,
(In thousands)	2023	2022
Cash, cash equivalents and investments	$194,523	$181,704

Overview

Our liquidity position, as measured by cash and cash equivalents and investments increased by $12.8 million between December 31, 2022 and March 31, 2023, which was largely attributable to cash flows from operations exceeding share repurchases and capital expenditures during the three months ended March 31, 2023.

Based on our current level of operations and anticipated growth, we believe that our cash flow from operations and other sources of liquidity, including cash and cash equivalents, will provide adequate funds for ongoing operations, planned capital expenditures, and working capital requirements for at least the next 24 months.

Cash Flows from Operating Activities

	Three Months Ended March 31,
(In thousands)	2023	2022
Net cash provided by operating activities	$62,999	$70,260

The decrease in cash generated from operating activities between the three months ended March 31, 2022 and the three months ended March 31, 2023 was primarily due to changes in working capital balances, primarily accounts receivable, accounts payable and accrued liabilities. Accounts payable and accrued liabilities decreased by $12.1 million due to the timing of the payrolls and check runs each quarter. This decrease was offset by an increase in account receivable of $6.8 million due to timing of payments from our university partners resulting in lower accounts receivable balances. We define working capital as the assets and liabilities, other than cash, generated through the Company’s primary operating activities. Changes in these balances are included in the changes in assets and liabilities presented in the consolidated statement of cash flows.

Cash Flows from Investing Activities

	Three Months Ended March 31,
(In thousands)	2023	2022
Net cash used in investing activities	$(37,134)	$(69,713)

Investing activities consumed $37.1 million of cash in the three months ended March 31, 2023 compared to $69.7 million in the three months ended March 31, 2022.

In the first three months of 2023 and 2022 cash used in investing activities consisted of the purchase of available-for-sale securities, net of proceeds from the sale of investments of $28.3 million and $62.8 million, respectively.

In the first three months of 2023 and 2022 cash used in investing activities also included capital expenditures totaling $8.6 million and $6.8 million, respectively. Capital expenditures for both periods primarily consisted of leasehold improvements and equipment for new off-campus classroom and laboratory sites, as well as purchases of computer equipment, internal use software projects and furniture and equipment to support our increasing employee headcount. The Company incurs upfront expenses and capital expenditures prior to an off-campus classroom and laboratory site being opened. The Company intends to continue to spend approximately $30.0 million to $35.0 million per year for capital expenditures.

Cash Flows from Financing Activities

	Three Months Ended March 31,
(In thousands)	2023	2022
Net cash used in financing activities	$(41,234)	$(399,555)

Financing activities consumed $41.2 million of cash in the three months ended March 31, 2023 compared to $399.6 million in the three months ended March 31, 2022.

During the three months ended March 31, 2023 and 2022, $34.9 million and $394.9 million, respectively was used to purchase treasury stock in accordance with GCE’s share repurchase program. In 2023 and 2022, $6.3 million and $4.6 million, respectively, of cash was utilized to purchase common shares withheld in lieu of income taxes resulting from the vesting of restricted share awards. A significant amount of the share repurchases in 2022 were from the proceeds received on the repayment of the Secured Note. The Company intends to continue using a significant portion of its cash flows from operations to repurchase its shares but share repurchases in future years will be less than in 2022.

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

We repurchased 309,978 shares of common stock in the three months ended March 31, 2023. At March 31, 2023, there remains $160.9 million available under our share repurchase authorization.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have had or are reasonably likely to have a material current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources.

Item 3.   Quantitative and Qualitative Disclosures About Market Risk

Market risk. As of March 31, 2023, we have no derivative financial instruments or derivative commodity instruments. We invest cash in excess of current operating requirements in money market instruments and commercial paper at multiple financial institutions.

Interest rate risk. We manage interest rate risk by investing excess funds in cash equivalents, BBB or higher rated corporate bonds, commercial paper, agency bonds, municipal securities, asset backed securities, municipal bonds, and collateralized mortgage obligations bearing variable interest rates, which are tied to various market indices or individual bond coupon rates. Our future investment income may fall short of expectations due to changes in interest rates or we may suffer losses in principal if we are forced to sell securities before their maturity date that have declined in market value due to changes in interest rates. At March 31, 2023, a 10% increase or decrease in interest rates would not have a material impact on our future earnings, fair values, or cash flows.

Item 4.   Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective, as of March 31, 2023, in ensuring that material information relating to us required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in reports it files or submits under the Exchange Act is accumulated and communicated to management, including its principal executive officer or officers and principal financial officer or officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

PART II – OTHER INFORMATION

Item 1.   Legal Proceedings

For information regarding our material pending legal proceedings, see the section entitled Litigation within Note 8 Commitments and Contingencies of our notes to consolidated financial statements included in Part I, Item 1 of this report, which section is incorporated by reference into this Part II, Item 1.

Item 1A. Risk Factors

The following additional risk factor should be read in conjunction with the risk factors previously disclosed in Part1, Item 1A, “Risk Factors,” of the 2022 Form 10-K, the information contained in this Quarterly Report on Form 10-Q and our other reports and registration statements filed with the SEC. Except as described herein, there have been no material changes to the risk factors disclosed in the 2022 Form 10-K.

Our cash and cash equivalents are held at three financial institutions.

Approximately 73% of our cash and cash equivalents are held at a single financial institution and are in excess of amounts insured by the Federal Deposit Insurance Corporation (“FDIC”). This financial institution is among the largest in the United States, and we therefore believe that such funds are stable and at very low risk. The remaining approximately 27% of our cash and cash equivalents are held at two regional banks. We believe that both of these regional banks have strong balance sheets with high liquidity and low debt, and that their percentage of total uninsured deposits are similar or better than the nation’s largest banks. We believe that we have mitigated as much risk as possible by dispersing the operating funds between three banks. However, we may be subject to losses in excess of the FDIC insured limit in the event of a failure of any of these financial institutions and the subsequent lack of intervention by the federal government.

In the first quarter of 2023, we moved the majority of our operational banking services to one of the aforementioned regional banks; therefore, a larger portion of our cash and cash equivalents will be transferred to the same regional bank’s institutional sweep and depository accounts in the future. We will continually review all three institutions’ financial conditions to ensure that our assets are as safeguarded as possible.

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

During the three months ended March 31, 2023, 309,978 shares of common stock were repurchased by the Company. At March 31, 2023, there remains $160.9 million available under our share repurchase authorization.

The following table sets forth our share repurchases of common stock and our share repurchases in lieu of taxes, which are not included in the repurchase plan totals as they were approved in conjunction with the restricted share awards, during each period in the first quarter of fiscal 2023:

			Total Number of	Maximum Dollar
			Shares Purchased as	Value of Shares
		Average	Part of Publicly	That May Yet Be
	Total Number of	Price Paid	Announced	Purchased Under
Period	Shares Purchased	Per Share	Program	the Program
Share Repurchases
January 1, 2023 – January 31, 2023	100,373	$112.17	100,373	$184,600,000
February 1, 2023 – February 28, 2023	92,643	$115.45	92,643	$173,900,000
March 1, 2023 – March 31, 2023	116,962	$110.70	116,962	$160,900,000
Total	309,978	$112.60	309,978	$160,900,000
Tax Withholdings
January 1, 2023 – January 31, 2023	—	$—	—	$—
February 1, 2023 – February 28, 2023	—	$—	—	$—
March 1, 2023 – March 31, 2023	—	$—	—	$—
Total	—	$—	—	$—

Item 3.   Defaults Upon Senior Securities

None.

Item 4.   Mine Safety Disclosures

None.

Item 5.   Other Information

None.

Item 6.   Exhibits

(a)   Exhibits

Number	Description	Method of Filing
3.1	Amended and Restated Certificate of Incorporation.	Incorporated by reference to Exhibit 3.1 to the Company’s Annual Report on Form 10-K filed with the SEC on February 20, 2019.

3.2	Third Amended and Restated Bylaws.	Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on October 29, 2014.

4.1	Specimen of Stock Certificate.	Incorporated by reference to Exhibit 4.1 to Amendment No. 2 to the Company’s Registration Statement on Form S-1 filed with the SEC on September 29, 2008.

10.1	Third Amended and Restated Executive Employment Agreement, dated May 1, 2023, by and between Grand Canyon Education, Inc. and Brian E. Mueller†	Filed herewith.

10.2	Third Amended and Restated Executive Employment Agreement, dated May 1, 2023, by and between Grand Canyon Education, Inc. and W. Stan Meyer†	Filed herewith.

10.3	Third Amended and Restated Executive Employment Agreement, dated May 1, 2023, by and between Grand Canyon Education, Inc. and Daniel E. Bachus†	Filed herewith.

10.4	Second Amended and Restated Executive Employment Agreement, dated May 1, 2023, by and between Grand Canyon Education, Inc. and Dilek Marsh†	Filed herewith.

10.5	Third Amended and Restated Executive Employment Agreement, dated May 1, 2023, by and between Grand Canyon Education, Inc. and Daniel J. Briggs†	Filed herewith.

31.1	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

31.2	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. ††	Filed herewith.

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. ††	Filed herewith.

101	The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended March	Filed herewith.

31, 2023, formatted in Inline XBRL: (i) Consolidated Income Statements, (ii) Consolidated Statements of Comprehensive Income, (iii) Consolidated Balance Sheets, (iv) Consolidated Statements of Stockholders’ Equity, (v) Consolidated Statements of Cash Flows, and (vi) Notes to Consolidated Financial Statements tagged as blocks of text and including detailed tags.

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2023, formatted in Inline XBRL (included as Exhibit 101).	Filed herewith.

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

GRAND CANYON EDUCATION, INC.

Date: May 2, 2023	By:	/s/ Daniel E. Bachus
Daniel E. Bachus
Chief Financial Officer
(Principal Financial Officer)