Form 10-Q
period 2023-06-30
Grand Canyon Education, Inc.
filed 2023-08-03
CIK 1434588

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

or

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

The total number of shares of common stock outstanding as of August 1, 2023, was 30,274,886.

GRAND CANYON EDUCATION, INC.

FORM 10-Q

PART I – FINANCIAL INFORMATION

Item 1.Financial Statements

GRAND CANYON EDUCATION, INC.

Consolidated Income Statements

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands, except per share data)	2023	2022	2023	2022
Service revenue	$210,577	$199,753	$460,702	$443,886
Costs and expenses:
Technology and academic services	38,957	38,189	76,469	74,495
Counseling services and support	72,392	66,025	145,741	133,538
Marketing and communication	50,806	49,735	103,700	100,586
General and administrative	10,875	9,854	20,663	19,747
Amortization of intangible assets	2,105	2,105	4,210	4,210
Total costs and expenses	175,135	165,908	350,783	332,576
Operating income	35,442	33,845	109,919	111,310
Interest expense	(7)	(5)	(26)	(5)
Investment interest and other	2,590	344	4,743	549
Income before income taxes	38,025	34,184	114,636	111,854
Income tax expense	9,052	8,622	26,099	28,214
Net income	$28,973	$25,562	$88,537	$83,640
Earnings per share:
Basic income per share	$0.96	$0.80	$2.92	$2.51
Diluted income per share	$0.96	$0.80	$2.91	$2.51
Basic weighted average shares outstanding	30,183	31,800	30,321	33,295
Diluted weighted average shares outstanding	30,287	31,877	30,462	33,381

The accompanying notes are an integral part of these consolidated financial statements.

GRAND CANYON EDUCATION, INC.

Consolidated Balance Sheets

	June 30,	December 31,
(In thousands, except par value)	2023	2022
	(Unaudited)
ASSETS:
Current assets
Cash and cash equivalents	$142,925	$120,409
Investments	90,444	61,295
Accounts receivable, net	24,682	77,413
Income tax receivable	9,037	2,788
Other current assets	12,461	11,368
Total current assets	279,549	273,273
Property and equipment, net	154,709	147,504
Right-of-use assets	76,446	72,719
Amortizable intangible assets, net	172,590	176,800
Goodwill	160,766	160,766
Other assets	2,157	1,687
Total assets	$846,217	$832,749
LIABILITIES AND STOCKHOLDERS’ EQUITY:
Current liabilities
Accounts payable	$22,842	$20,006
Accrued compensation and benefits	28,594	36,412
Accrued liabilities	30,485	22,473
Income taxes payable	75	12,167
Deferred revenue	9,110	—
Current portion of lease liability	9,339	8,648
Total current liabilities	100,445	99,706
Deferred income taxes, noncurrent	27,308	26,195
Other long-term liability	423	436
Lease liability, less current portion	72,616	68,793
Total liabilities	200,792	195,130
Commitments and contingencies
Stockholders’ equity
Preferred stock, $0.01 par value, 10,000 shares authorized; 0 shares issued and outstanding at June 30, 2023 and December 31, 2022	—	—
Common stock, $0.01 par value, 100,000 shares authorized; 53,970 and 53,830 shares issued and 30,398 and 31,058 shares outstanding at June 30, 2023 and December 31, 2022, respectively	540	538
Treasury stock, at cost, 23,572 and 22,772 shares of common stock at June 30, 2023 and December 31, 2022, respectively	(1,798,619)	(1,711,423)
Additional paid-in capital	315,930	309,310
Accumulated other comprehensive loss	(690)	(533)
Retained earnings	2,128,264	2,039,727
Total stockholders’ equity	645,425	637,619
Total liabilities and stockholders’ equity	$846,217	$832,749

The accompanying notes are an integral part of these consolidated financial statements.

GRAND CANYON EDUCATION, INC.

Consolidated Statements of Comprehensive Income

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands)	2023	2022	2023	2022
Net income	$28,973	$25,562	$88,537	$83,640
Other comprehensive income, net of tax:
Unrealized losses on available-for-sale securities, net of taxes of $86 and $24 for the three months ended June 30, 2023 and 2022, respectively, and $49 and $123 for the six months ended June 30, 2023 and 2022, respectively	(276)	(75)	(157)	(398)
Comprehensive income	$28,697	$25,487	$88,380	$83,242

The accompanying notes are an integral part of these consolidated financial statements.

GRAND CANYON EDUCATION, INC.

Consolidated Statement of Stockholders’ Equity

(In thousands)

(Unaudited)

	Six Months Ended June 30, 2023
						Accumulated
					Additional	Other
	Common Stock		Treasury Stock		Paid-in	Comprehensive	Retained
	Shares	Par Value	Shares	Cost	Capital	Loss	Earnings	Total
Balance at December 31, 2022	53,830	$538	22,772	$(1,711,423)	$309,310	$(533)	$2,039,727	$637,619
Comprehensive income	—	—	—	—	—	119	59,564	59,683
Common stock purchased for treasury	—	—	310	(35,090)	—	—	—	(35,090)
Restricted shares forfeited	—	—	5	—	—	—	—	—
Share-based compensation	136	2	56	(6,331)	3,367	—	—	(2,962)
Balance at March 31, 2023	53,966	$540	23,143	$(1,752,844)	$312,677	$(414)	$2,099,291	$659,250
Comprehensive income	—	—	—	—	—	(276)	28,973	28,697
Common stock purchased for treasury	—	—	419	(45,775)	—	—	—	(45,775)
Restricted shares forfeited	—	—	10	—	—	—	—	—
Share-based compensation	4	—	—	—	3,253	—	—	3,253
Balance at June 30, 2023	53,970	$540	23,572	$(1,798,619)	$315,930	$(690)	$2,128,264	$645,425

	Six Months Ended June 30, 2022
						Accumulated
					Additional	Other
	Common Stock		Treasury Stock		Paid-in	Comprehensive	Retained
	Shares	Par Value	Shares	Cost	Capital	Loss	Earnings	Total
Balance at December 31, 2021	53,637	$536	15,915	$(1,107,211)	$296,670	$—	$1,855,052	$1,045,047
Comprehensive income	—	—	—	—	—	(323)	58,078	57,755
Common stock purchased for treasury	—	—	4,575	(394,930)	—	—	—	(394,930)
Restricted shares forfeited	—	—	6	—	—	—	—	—
Share-based compensation	189	2	52	(4,625)	3,188	—	—	(1,435)
Balance at March 31, 2022	53,826	$538	20,548	$(1,506,766)	$299,858	$(323)	$1,913,130	$706,437
Comprehensive income	—	—	—	—	—	(75)	25,562	25,487
Common stock purchased for treasury	—	—	1,319	(128,457)	—	—	—	(128,457)
Share-based compensation	4	—	—	—	3,171	—	—	3,171
Balance at June 30, 2022	53,830	$538	21,867	$(1,635,223)	$303,029	$(398)	$1,938,692	$606,638

The accompanying notes are an integral part of these consolidated financial statements.

GRAND CANYON EDUCATION, INC.

Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended
	June 30,
(In thousands)	2023	2022
Cash flows provided by operating activities:
Net income	$88,537	$83,640
Adjustments to reconcile net income to net cash provided by operating activities:
Share-based compensation	6,622	6,361
Depreciation and amortization	10,939	11,352
Amortization of intangible assets	4,210	4,210
Deferred income taxes	1,160	732
Other, including fixed asset impairments	842	631
Changes in assets and liabilities:
Accounts receivable from university partners	52,731	44,336
Other assets	(1,332)	(3,171)
Right-of-use assets and lease liabilities	787	322
Accounts payable	2,323	(6,285)
Accrued liabilities	(460)	5,568
Income taxes receivable/payable	(18,341)	(13,555)
Deferred revenue	9,110	11,948
Net cash provided by operating activities	157,128	146,089
Cash flows used in investing activities:
Capital expenditures	(17,599)	(15,136)
Additions of amortizable content	(488)	(114)
Purchases of investments	(73,807)	(91,361)
Proceeds from sale or maturity of investments	43,837	26,994
Net cash used in investing activities	(48,057)	(79,617)
Cash flows used in financing activities:
Repurchase of common shares and shares withheld in lieu of income taxes	(86,555)	(528,012)
Net cash used in financing activities	(86,555)	(528,012)
Net increase (decrease) in cash and cash equivalents and restricted cash	22,516	(461,540)
Cash and cash equivalents and restricted cash, beginning of period	120,409	600,941
Cash and cash equivalents and restricted cash, end of period	$142,925	$139,401
Supplemental disclosure of cash flow information
Cash paid for interest	$26	$5
Cash paid for income taxes	$42,460	$38,841
Supplemental disclosure of non-cash investing and financing activities
Purchases of property and equipment included in accounts payable	$1,644	$1,654
ROU Asset and Liability recognition	$3,727	$503
Excise tax on treasury stock repurchases	$641	$—

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

In January 2019, GCE began providing education services to numerous university partners across the United States, through our wholly owned subsidiary, Orbis Education, which we acquired, by merger on January 22, 2019 (the “Acquisition”). Since the Acquisition, GCE, together with Orbis Education, has continued to add additional university partners. In the healthcare field, we work in partnership with a growing number of top universities and healthcare networks across the country, offering healthcare-related academic programs at off-campus classroom and laboratory sites located near healthcare providers and developing high-quality, career-ready graduates who enter the workforce ready to meet the demands of the healthcare industry. In addition, we have provided certain services to a university partner to assist them in expanding their online graduate programs. As of June 30, 2023, GCE provides education services to 25 university partners across the United States.

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

Investments

As of June 30, 2023 and December 31, 2022, the Company considered its investments in corporate bonds, agency bonds and commercial paper as available-for-sale securities based on the Company’s intent for the respective securities. Available-for-sale securities are carried at fair value, determined using Level 1 and Level 2 of the hierarchy of valuation inputs, with the use of inputs other than quoted prices that are observable for the assets, with unrealized gains and losses, net of tax, reported as a separate component of other comprehensive income. Unrealized losses considered to be other-than-temporary are recognized currently in earnings. Amortization of premiums, accretion of discounts, interest and dividend income and realized gains and losses are included in interest and other income.

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

Costs that are capitalized include payroll and payroll-related costs for employees who are directly associated and spend time producing content and payments to faculty and subject matter experts involved in the process.  The Company starts capitalizing content costs when it begins to develop or to convert a particular course, resources have been assigned and a timeline has been set. The content asset is placed in service when all work is complete, and the curriculum could be used for instruction. Capitalized content development assets are included in other assets in our consolidated balance sheets. The Company has concluded that the most appropriate method to amortize the deferred content assets is on a straight-line basis over the estimated life of the course, which is generally four years which corresponds with course’s review and major revision cycle. As of June 30, 2023 and December 31, 2022, $1,141 and $910, respectively, net of amortization, of deferred content assets are included in other assets, long-term in the Company’s consolidated balance sheets and amortization is included in technical and academic services where the costs originated.

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

Finite-lived intangible assets that are acquired in a business combination are recorded at fair value on their acquisition dates and are amortized using a method that reflects the pattern in which the economic benefits of the intangible assets are consumed or on a straight-line basis over the estimated useful life of the intangible asset if the pattern of economic benefit cannot be reliability determined. Finite-lived intangible assets consist of university partner relationships and trade names. The Company reviews its finite-lived intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an intangible asset may not be recoverable. There were no indicators that the carrying amount of the finite-lived intangible assets were impaired as of June 30, 2023. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to undiscounted future net cash flows expected to be generated by the assets. If such intangible assets are not recoverable,

Grand Canyon Education, Inc.

Notes to Consolidated Financial Statements

(In thousands, except per share data)

a potential impairment loss is recognized to the extent the carrying amounts of the assets exceeds the fair value of the assets.

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

The Company’s receivables represent unconditional rights to consideration from our Services Agreements with our university partners. Accounts receivable, net is stated at net realizable value and contains billed and unbilled revenue. The Company utilizes the allowance method to provide for doubtful accounts based on its evaluation of the expected credit losses. There have been no amounts written off and no reserves established as of June 30, 2023. The Company will continue to review and revise its allowance methodology based on its collection experience with its partners.

For our partners with unbilled revenue, revenue recognition occurs in advance of billings. Billings for some university partners do not occur until after the service period has commenced and final enrollment information is available. Our unbilled revenue of $5,525 and $5,560 as of June 30, 2023 and December 31, 2022, respectively, are included in accounts receivable in our consolidated balance sheets. Deferred revenue represents the excess of amounts received as compared to amounts recognized in revenue on our consolidated statements of income as of the end of the reporting period, and such amounts are reflected as a current liability on our consolidated balance sheets. We generally receive payments for our services billed within 30 days of invoice. These payments are recorded as deferred revenue until the services are delivered and revenue is recognized.

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

Concentration of Credit Risk

The Company believes the credit risk related to cash equivalents and investments is limited due to its adherence to an investment policy that requires investments to have a minimum BBB rating, depending on the type of security, by at least one major rating agency at the time of purchase. All of the Company’s cash equivalents and investments as of June 30, 2023 and December 31, 2022 consist of investments rated BBB or higher by at least one rating agency. Additionally, the Company utilizes at least one financial institution to conduct initial and ongoing credit analysis on its investment portfolio to monitor and lower the potential impact of market risk associated with its cash equivalents and investment portfolio. Financial instruments that potentially subject the Company to concentration of credit risk consist principally of cash balances, which are primarily invested in money market funds or on deposit at high credit quality financial institutions in the U.S. Accounts at each institution are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000. At June 30, 2023 and December 31, 2022, the Company had $142,172 and $119,639, respectively, in excess of the FDIC insured limit. The Company is also subject to credit risk for its accounts receivable balance. Our dependence on our most significant university partner, with 87.2% and 85.1% of total service revenue for

Grand Canyon Education, Inc.

Notes to Consolidated Financial Statements

(In thousands, except per share data)

the three-month periods ended June 30, 2023 and 2022, respectively, subjects us to the risk that declines in our customer’s operations would result in a sustained reduction in service revenue for the Company.

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

3. Investments

As of June 30, 2023 and December 31, 2022, the Company had investments of $90,444 and $61,295, respectively, classified as available-for-sale securities.

As of June 30, 2023, the Company had available-for-sale investments comprised of the following:

	As of June 30, 2023
		Gross	Gross
	Adjusted	Unrealized	Unrealized	Estimated
	Cost	Gains	(Losses)	Fair Value
Corporate bonds	$67,412	$1	$(835)	$66,578
Commercial Paper	4,918	—	(2)	4,916
Agency bonds	19,020	—	(70)	18,950
Total investments	$91,350	$1	$(907)	$90,444

For the six months ended June 30, 2023 and 2022, the net unrealized losses were $157 and $398, respectively, net of taxes. Available-for-sale debt securities are carried at fair value on the consolidated balance sheets. The Company estimates the lifetime expected credit losses for all available-for sale debt securities in an unrealized loss position. If our assessment indicates that an expected credit loss exists, we determine the portion of the unrealized loss attributable to credit deterioration and record a reserve for the expected credit loss in the allowance for credit losses in technology and academic services in our consolidated income statements. The Company has the ability and intent to hold these investments until recovery.

Grand Canyon Education, Inc.

Notes to Consolidated Financial Statements

(In thousands, except per share data)

Available-for-sale securities maturing as of December 31:
2023	$33,545
2024	41,526
2025	14,422
2026	951
Total	$90,444

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Denominator:
Basic weighted average shares outstanding	30,183	31,800	30,321	33,295
Effect of dilutive stock options and restricted stock	104	77	141	86
Diluted weighted average shares outstanding	30,287	31,877	30,462	33,381

Diluted weighted average shares outstanding excludes the incremental effect of unvested restricted stock in accordance with the treasury stock method. For the three-month periods ended June 30, 2023 and 2022, approximately 107 and 0, respectively, and for both the six-month periods ended June 30, 2023 and 2022, approximately 103 of the Company’s restricted stock awards outstanding were excluded from the calculation of diluted earnings per share as their inclusion would have been anti-dilutive. These restricted stock awards could be dilutive in the future.

5. Property and Equipment

Property and equipment consist of the following:

	June 30,	December 31,
	2023	2022
Land	$5,098	$5,098
Land improvements	2,242	2,242
Buildings	51,399	51,399
Buildings and leasehold improvements	23,259	21,911
Computer equipment	120,781	119,316
Furniture, fixtures and equipment	22,503	21,323
Internally developed software	58,912	58,904
Construction in progress	28,933	16,336
	313,127	296,529
Less accumulated depreciation and amortization	(158,418)	(149,025)
Property and equipment, net	$154,709	$147,504

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

Amortizable intangible assets consist of the following as of:

	June 30, 2023
	Estimated	Gross		Net
	Average Useful	Carrying	Accumulated	Carrying
	Life (in years)	Amount	Amortization	Amount
University partner relationships	25	$210,000	$(37,410)	$172,590
Trade names	1	280	(280)	—
Total amortizable intangible assets, net		$210,280	$(37,690)	$172,590

Amortization expense for university partner relationships and trade names for the years ending December 31:

2023	$4,209
2024	8,419
2025	8,419
2026	8,419
2027	8,419
Thereafter	134,705
$172,590

7. Leases

The Company has operating leases for off-campus classroom and laboratory sites, office space, office equipment, and optical fiber communication lines. These leases have remaining lease terms that range from three months to 10 years and six months. At lease inception, we determine the lease term by assuming no exercises of renewal options due to the Company’s constantly changing geographical needs for its university partners. Leases with an initial term of 12 months or less are not recorded in the consolidated balance sheets and we recognize lease expense for these leases on a straight-line basis over the lease term. The Company had operating lease costs of $6,170 and $4,807 for the six-month periods ended June 30, 2023 and 2022, respectively.

As of June 30, 2023, the Company had $26,805 of non-cancelable operating lease commitments for seven off-campus classroom and laboratory sites and $192 for optical fiber communication lines that had not yet commenced. The Company’s weighted-average remaining lease term relating to its operating leases is 7.93 years, with a weighted-average discount rate of 3.47%. As of June 30, 2023, the Company had no financing leases.

Grand Canyon Education, Inc.

Notes to Consolidated Financial Statements

(In thousands, except per share data)

Future payment obligations with respect to the Company’s operating leases, which were existing at June 30, 2023, by year and in the aggregate, are as follows:

Year Ending December 31,	Amount
2023	$5,527
2024	12,154
2025	11,904
2026	11,867
2027	11,280
Thereafter	41,746
Total lease payments	$94,478
Less interest	12,523
Present value of lease liabilities	$81,955

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

9. Share-Based Compensation

Incentive Plan

The Company makes equity incentive grants pursuant to our 2017 Equity Incentive Plan (the “2017 Plan”) under which a maximum of 3,000 shares may be granted. As of June 30, 2023, 1,081 shares were available for grants under the 2017 Plan.

Restricted Stock

During the six months ended June 30, 2023, the Company granted 136 shares of common stock with a service vesting condition to certain of its executives, officers and employees. The restricted shares have voting rights and vest in five annual installments of 20%, with the first installment vesting in March of the calendar year following the date of grant (the “first vesting date”) and subsequent installments vesting on each of the four anniversaries of the first vesting date. Upon vesting, shares will be withheld in lieu of taxes equivalent to the minimum statutory tax withholding required to be paid when the restricted stock vests. During the six months ended June 30, 2023, the Company withheld 56 shares of common stock in lieu of taxes at a cost of $6,331 on the restricted stock vesting dates. In June 2023, following the annual stockholders meeting, the Company granted 4 shares of common stock to the non-employee members of the Company’s Board of Directors. The restricted shares granted to these directors have voting rights and vest on the earlier of (a) the one year anniversary of the date of grant or (b) immediately prior to the next annual stockholders meeting.

A summary of the activity related to restricted stock granted under the Company’s Incentive Plan since December 31, 2022 is as follows:

		Weighted Average
	Total	Grant Date
	Shares	Fair Value per Share
Outstanding as of December 31, 2022	476	$85.32
Granted	140	$112.60
Vested	(147)	$86.94
Forfeited, canceled or expired	(15)	$85.90
Outstanding as of June 30, 2023	454	$93.18

Grand Canyon Education, Inc.

Notes to Consolidated Financial Statements

(In thousands, except per share data)

Share-based Compensation Expense

The table below outlines share-based compensation expense for the six months ended June 30, 2023 and 2022 related to restricted stock granted:

	2023	2022
Technology and academic services	$1,222	$1,200
Counseling services and support	3,438	3,143
Marketing and communication	94	75
General and administrative	1,868	1,943
Share-based compensation expense included in operating expenses	6,622	6,361
Tax effect of share-based compensation	(1,656)	(1,590)
Share-based compensation expense, net of tax	$4,966	$4,771

10. Treasury Stock

Our Board of Directors has authorized, under its existing stock repurchase program, an aggregate authorization for share repurchases since the initiation of our program of $1,845,000. The expiration date on the repurchase authorization is December 31, 2023. Repurchases occur at the Company’s discretion. Repurchases may be made in the open market or in privately negotiated transactions, pursuant to the applicable Securities and Exchange Commission rules. The amount and timing of future share repurchases, if any, will be made as market and business conditions warrant.

During the six months ended June 30, 2023 the Company repurchased 729 shares of common stock, at an aggregate cost of $80,224. As of June 30, 2023, there remained $115,622 available under its current share repurchase authorization. Shares repurchased in lieu of taxes are not included in the repurchase plan totals as they were approved in conjunction with the restricted share awards. Excise taxes of $641 are not included in the repurchase plan totals but are included in the total cost of net share repurchases in the consolidated statement of stockholders’ equity.

11. Related Party Transactions

Related party transactions include transactions between the Company and certain of its affiliates. The following transactions were in the normal course of operations and were measured at the exchange amount, which was the amount of consideration established and agreed to by the parties.

As of and for the three months ended June 30, 2023 and 2022, related party transactions consisted of the following:

Affiliates

GCE Community Fund (“GCECF”) - GCECF was initially formed in 2014. GCECF makes grants for charitable, educational, literary, religious or scientific purposes within the meaning of Section 501(c ) (3) of the Internal Revenue Code (the “Code”), including for such purposes as the making of distributions to organizations that qualify as exempt organizations under Section 501 (c ) (3) of the Code. The Company’s Chief Executive Officer serves as the president of GCECF and GCECF’s board of directors is comprised entirely of Company executives. The Company is not the primary beneficiary of GCECF, and accordingly, the Company does not consolidate GCECF’s activities with its financial results. The Company made voluntary charitable contributions of $700 and $200 for both the three and six months ended June 30, 2023 and 2022, respectively, of which no amounts were owed as of June 30, 2023 and 2022.

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

In January 2019, GCE began providing education services to numerous university partners across the United States, through our wholly owned subsidiary, Orbis Education. GCE, together with Orbis Education, has continued to add additional university partners. In the healthcare field, we work in partnership with a growing number of top universities and healthcare networks across the country, offering healthcare-related academic programs at off-campus classroom and laboratory sites located near healthcare providers and developing high-quality, career-ready graduates who enter the workforce ready to meet the demands of the healthcare industry. In addition, we have provided certain services to a university partner to assist them in expanding their online graduate programs. As of June 30, 2023, GCE provides education services to 25 university partners across the United States.

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

Critical Accounting Policies and Use of Estimates

Our critical accounting policies are disclosed in the 2022 Form 10-K for the fiscal year ended December 31, 2022. During the six months ended June 30, 2023, there were no significant changes in our critical accounting policies.

Results of Operations

The following table sets forth certain income statement data as a percentage of revenue for each of the periods indicated. Amortization of intangible assets has been excluded from the table below:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Costs and expenses
Technology and academic services	18.5%	19.1%	16.6%	16.8%
Counseling services and support	34.4	33.1	31.6	30.1
Marketing and communication	24.1	24.9	22.5	22.7
General and administrative	5.2	4.9	4.5	4.4

Three Months Ended June 30, 2023 Compared to Three Months Ended June 30, 2022

Service revenue. Our service revenue for the three months ended June 30, 2023 was $210.6 million, an increase of $10.8 million, or 5.4%, as compared to service revenue of $199.8 million for the three months ended June 30, 2022. The increase year over year in service revenue was primarily due to an increase in GCU enrollments to 95,972 at June 30, 2023, an increase of 4.1% over enrollments at June 30, 2022 and an increase in revenue per student year over year. The increase in revenue per student between years is primarily due to the service revenue impact of the increased room, board and other ancillary revenues at GCU in the second quarter of 2023 as compared to the prior year period. In addition, service revenue per student for Accelerated Bachelor of Science in Nursing (“ABSN”) students at off-campus classroom and laboratory sites generates a significantly higher revenue per student than we earn under our agreement with GCU, as these agreements generally provide us with a higher revenue share percentage, the partners have higher tuition rates than GCU and the majority of their students take more credits on average per semester. The increase in revenue per student in the three months ended June 30, 2023 was also positively impacted by the timing of the Spring semester for the ground traditional campus. The Spring semester started two days later in 2023 and extended four more days into April, which had the effect of shifting $4.5 million in service revenue from the first quarter of 2023 to the second quarter of 2023. Partner enrollments totaled 99,526 at June 30, 2023 as compared to 96,029 at June 30, 2022. University partner enrollments at our off-campus classroom and laboratory sites were 3,904, a decrease of 5.2% over enrollments at June 30, 2022, which includes 350 and 324 GCU students at June 30, 2023 and 2022, respectively. None of our ABSN partners stopped admitting new students due to the clinical faculty challenges that began during the pandemic, however some locations that were scheduled to open were delayed and some existing partners have experienced reduced incoming cohort sizes which has slowed the growth. We believe the growth in the number of

ABSN students is also being negatively impacted by the strong job market as these students have historically been individuals with already completed bachelor’s degrees choosing to re-career into one of these health professions. To address this challenge, we have been working with a number of our university partners to adjust their programs to allow students with the required education experience but without a complete bachelor’s degree to enter their programs. We did open six new off-campus classroom and laboratory sites in the year ended December 31, 2022 and one site in the six months ended June 30, 2023 increasing the total number of these sites to 36 at June 30, 2023 and we anticipate opening three to four more in 2023 which we hope, along with the program change discussed earlier, will re-accelerate the ABSN student enrollment growth. Enrollments for GCU ground students were 7,327 at June 30, 2023 up from 7,101 at June 30, 2022 primarily due to a 3.7% increase in traditional ground students between years. GCU online enrollments were 88,645 at June 30, 2023, up from 85,132 at June 30, 2022. GCU enrollment declines between March 31 and June 30 of each year as ground traditional enrollment at GCU at June 30 of each year only includes traditional-aged students taking summer school classes, which is a small percentage of GCU’s traditional-aged student body. The Spring semester for GCU’s traditional-aged student body ends near the end of April each year.

Technology and academic services. Our technology and academic services expenses for the three months ended June 30, 2023 were $39.0 million, an increase of $0.8 million, or 2.0%, as compared to technology and academic services expenses of $38.2 million for the three months ended June 30, 2022. This increase was primarily due to increases in occupancy and depreciation and in other technology and academic costs of $1.2 million and $0.8 million, respectively, partially offset by a decrease in employee compensation and related expenses, including share-based compensation of $1.2 million. The increased occupancy and depreciation and other technology and academic costs were primarily due to the costs associated with the increased number of off-campus classroom and laboratory sites to support our 25 university partners, and their increased enrollment growth. The decrease in employee compensation and related expenses is primarily due to decreased faculty reimbursements due to the decline in our other partners’ enrollments partially offset by increased headcount to support our 25 university partners, and their increased enrollment growth, tenure-based salary adjustments and the increased number of off-campus classroom and laboratory sites year over year. Our technology and academic services expenses as a percentage of revenue decreased 0.6% to 18.5% for the three months ended June 30, 2023, from 19.1% for the three months ended June 30, 2022. This decrease was primarily due to the decreased faculty reimbursements between years. We anticipate that technology and academic services expenses as a percentage of revenue will increase in the future as we open more off-campus classroom and laboratory sites and our other partners’ enrollments grow.

Counseling services and support. Our counseling services and support expenses for the three months ended June 30, 2023 were $72.4 million, an increase of $6.4 million, or 9.6%, as compared to counseling services and support expenses of $66.0 million for the three months ended June 30, 2022. This increase was primarily attributable to increases in employee compensation and related expenses including share-based compensation and in other counseling services and support expenses of $6.6 million and $0.3 million, respectively, partially offset by a decrease in occupancy and depreciation of $0.5 million. The increases in employee compensation and related expenses were primarily due to increased headcount to support our university partners, and their planned increases in enrollment, tenure-based salary adjustments, increased benefit costs and the increased number of off-campus classroom and laboratory sites open year over year. The increase in other counseling services and support expenses is primarily the result of increased travel costs for our 25 university partners. Our counseling services and support expenses as a percentage of revenue increased 1.3% to 34.4% for the three months ended June 30, 2023, from 33.1% for the three months ended June 30, 2022 primarily due to the significant increase year over year in headcount and travel costs. We anticipate that counseling services and support expense as a percentage of revenue will continue to be higher in 2023 than in 2022 as travel expenses will continue to be higher than in the prior year and we continue to grow our employee base and their compensation to meet our university partners’ growth expectations and retain our employees.

Marketing and communication. Our marketing and communication expenses for the three months ended June 30, 2023 were $50.8 million, an increase of $1.1 million, or 2.2%, as compared to marketing and communication expenses of $49.7 million for the three months ended June 30, 2022. This increase was primarily attributable to the increased cost to market our university partners’ programs and to the marketing of new university partners and new locations which resulted in increased advertising of $1.1 million and increased employee compensation, including share-based compensation of $0.2 million, partially offset by a decrease in other marketing and communication expenses of $0.2 million. Our marketing and communication expenses as a percentage of revenue decreased by 0.8% to 24.1% for the three months ended June 30, 2023, from 24.9% for the three months ended June 30, 2022, primarily due to our ability to leverage our marketing and communication expenses across an increasing revenue base, partially offset by the number of university partners and their growth expectations and increased off-campus classroom and laboratory sites opened and sites planned to open in the next 12 months.

General and administrative. Our general and administrative expenses for the three months ended June 30, 2023 were $10.9 million, an increase of $1.0 million, or 10.3%, as compared to general and administrative expenses of $9.9 million for the three months ended June 30, 2022. This increase was primarily attributable to increased charitable contributions and increased professional fees of $0.7 million and $0.5 million, respectively, partially offset by a decrease in employee compensation, including share-based expenses of $0.2 million. Our general and administrative expenses as a percentage of revenue increased by 0.3% to 5.2% for the three months ended June 30, 2023, from 4.9% for the three months ended June 30, 2022.

Amortization of intangible assets. Amortization of intangible assets for the three months ended June 30, 2023 and 2022 were $2.1 million for both periods. As a result of the acquisition of our wholly owned subsidiary, Orbis Education, certain identifiable intangible assets were created (primarily customer relationships) that will be amortized over their expected lives.

Investment interest and other. Investment interest and other for the three months ended June 30, 2023 was $2.6 million, as compared to investment interest and other for the three months ended June 30, 2022 of $0.3 million due to higher investment balances and higher returns on those balances.

Income tax expense. Income tax expense for the three months ended June 30, 2023 was $9.1 million, an increase of $0.5 million, or 5.0%, as compared to income tax expense of $8.6 million for the three months ended June 30, 2022. This increase was the result of an increase in our taxable income, partially offset by a decrease in our effective tax rate between periods. Our effective tax rate was 23.8% during the second quarter of 2023 compared to 25.2% during the second quarter of 2022. In the second quarter of 2023 the effective tax rate was favorably impacted by state tax audits, while in the second quarter of 2022 the effective tax rate was unfavorably impacted by an increase in the state income tax rate.

Net income. Our net income for the three months ended June 30, 2023 was $29.0 million, an increase of $3.4 million, or 13.3%, as compared to $25.6 million for the three months ended June 30, 2022, due to the factors discussed above.

Six Months Ended June 30, 2023 Compared to Six Months Ended June 30, 2022

Service revenue. Our service revenue for the six months ended June 30, 2023 was $460.7 million, an increase of $16.8 million, or 3.8%, as compared to service revenue of $443.9 million for the six months ended June 30, 2022. The increase year over year in service revenue was primarily due to an increase in GCU enrollments to 95,972 at June 30, 2023, an increase of 4.1% over enrollments at June 30, 2022 and an increase in revenue per student year over year. The increase in revenue per student between years is primarily due to the service revenue impact of the increased room, board and other ancillary revenues at GCU’s ground traditional campus between years primarily due to increased enrollment. In addition, service revenue per student for ABSN students at off-campus classroom and laboratory sites generates a significantly higher revenue per student than we earn under our agreement with GCU, as these agreements generally provide us with a higher revenue share percentage, the partners have higher tuition rates than GCU and the majority of their students take more credits on average per semester. Partner enrollments totaled 99,526 at June 30, 2023 as compared to 96,029 at June 30, 2022. University partner enrollments at our off-campus classroom and laboratory sites were 3,904, a decrease of 5.2% over enrollments at June 30, 2022, which includes 350 and 324 GCU students at June 30, 2023 and 2022, respectively. None of our ABSN partners stopped admitting new students due to the clinical faculty challenges that began during the pandemic, however some locations that were scheduled to open were delayed and some existing partners have experienced reduced incoming cohort sizes which has slowed the growth. We believe the growth in the number of ABSN students is also being negatively impacted by the strong job market as these students have historically been individuals with already completed bachelor’s degrees choosing to re-career into one of these health professions. To address this challenge, we have been working with a number of our university partners to adjust their programs to allow students with the required education experience but without a complete bachelor’s degree to enter their programs. We did open six new off-campus classroom and laboratory sites in the year ended December 31, 2022 and one site in the six months ended June 30, 2023 increasing the total number of these sites to 36 at June 30, 2023 and we anticipate opening three to four more in 2023 which we hope, along with the program change discussed earlier, will re-accelerate the ABSN student enrollment growth. Enrollments for GCU ground students were 7,327 at June 30, 2023 up from 7,101 at June 30, 2022 primarily due to a 3.7% increase in traditional ground students between years. GCU online enrollments were 88,645 at June 30, 2023, up from 85,132 at June 30, 2022. GCU enrollment declines between March 31 and June 30 of each year as ground traditional enrollment at GCU at June 30 of each year only includes traditional-aged students taking summer school classes, which is a small percentage of GCU’s traditional-aged student body. The Spring semester for GCU’s traditional-aged student body ends near the end of April each year.

Technology and academic services. Our technology and academic services expenses for the six months ended June 30, 2023 were $76.5 million, an increase of $2.0 million, or 2.6%, as compared to technology and academic services expenses of $74.5 million for the six months ended June 30, 2022. This increase was primarily due to increases in occupancy and depreciation and other technology and academic costs of $2.0 million and $0.6 million, respectively, partially offset by a decrease in employee compensation and related expenses, including share-based compensation of $0.6 million. These increases in occupancy and depreciation and other technology and academic costs were primarily due to the costs associated with the increased number of off-campus classroom and laboratory sites. The decrease in employee compensation and related expenses is primarily due to decreased faculty reimbursements due to the decline in our other partners’ enrollments partially offset by increased headcount to support our 25 university partners, and their increased enrollment growth, tenure-based salary adjustments and the increased number of off-campus classroom and laboratory sites year over year. Our technology and academic services expenses as a percentage of revenue decreased 0.2% to 16.6% for the six months ended June 30, 2023, from 16.8% for the six months ended June 30, 2022 due primarily to the decreased faculty reimbursements. We anticipate that technology and academic services expenses as a percentage of revenue will increase in the future as we open more off-campus classroom and laboratory sites and as our other partners’ enrollment returns to growth.

Counseling services and support. Our counseling services and support expenses for the six months ended June 30, 2023 were $145.7 million, an increase of $12.2 million, or 9.1%, as compared to counseling services and support expenses of $133.5 million for the six months ended June 30, 2022. This increase was primarily attributable to increases in employee compensation and related expenses including share-based compensation and in other counseling services and support expenses of $11.4 million and $1.6 million, respectively, partially offset by a decrease in occupancy and depreciation of $0.8 million. The increases in employee compensation and related expenses were primarily due to increased headcount to support our university partners, and their planned increases in enrollment, tenure-based salary adjustments and the increased number of off-campus classroom and laboratory sites open year over year. The increase in other counseling services and support expenses is primarily the result of increased travel costs for our 25 university partners. Our counseling services and support expenses as a percentage of revenue increased 1.5% to 31.6% for the six months ended June 30, 2023, from 30.1% for the six months ended June 30, 2022 primarily due to the significant increase year over year in headcount and travel costs. We anticipate that counseling services and support expense as a percentage of revenue will continue to be higher in 2023 than in 2022 as travel expenses will continue to be higher than in the prior year and we continue to grow our employee base and their compensation to meet our university partners’ growth expectations and retain our employees.

Marketing and communication. Our marketing and communication expenses for the six months ended June 30, 2023 were $103.7 million, an increase of $3.1 million, or 3.1%, as compared to marketing and communication expenses of $100.6 million for the six months ended June 30, 2022. This increase was primarily attributable to the increased cost to market our university partners’ programs and to the marketing of new university partners and new locations which resulted in increased advertising of $3.2 million and increased employee compensation, including share-based compensation of $0.4 million, partially offset by a decrease in other marketing and communication expenses of $0.5 million. Our marketing and communication expenses as a percentage of revenue decreased by 0.2% to 22.5% for the six months ended June 30, 2023, from 22.7% for the six months ended June 30, 2022, primarily due to our ability to leverage our marketing and communication expenses across an increasing revenue base, partially offset by the number of university partners and their growth expectations and increased off-campus classroom and laboratory sites opened and sites planned to open in the next 12 months.

General and administrative. Our general and administrative expenses for the six months ended June 30, 2023 were $20.7 million, an increase of $1.0 million, or 4.6%, as compared to general and administrative expenses of $19.7 million for the six months ended June 30, 2022. This increase was primarily attributable to increased charitable contributions and increased professional fees of $0.8 million and $0.5 million, respectively, partially offset by a decrease in employee compensation, including share-based expenses of $0.3 million. Our general and administrative expenses as a percentage of revenue increased by 0.1% to 4.5% for the six months ended June 30, 2023, from 4.4% for the six months ended June 30, 2022.

Amortization of intangible assets. Amortization of intangible assets for the six months ended June 30, 2023 and 2022 were $4.2 million for both periods. As a result of the acquisition of our wholly owned subsidiary, Orbis Education, certain identifiable intangible assets were created (primarily customer relationships) that will be amortized over their expected lives.

Investment interest and other. Investment interest and other for the six months ended June 30, 2023 was $4.7 million, as compared to investment interest and other for the six months ended June 30, 2022 of $0.5 million due to higher investment balances and higher returns on those balances.

Income tax expense. Income tax expense for the six months ended June 30, 2023 was $26.1 million, a decrease of $2.1 million, or 7.5%, as compared to income tax expense of $28.2 million for the six months ended June 30, 2022. This decrease was the result of a decrease in our effective tax rate between periods, partially offset by an increase in our taxable income. Our effective tax rate was 22.8% during the six months ended June 30, 2023 compared to 25.2% during the six months ended June 30, 2022. In the six months ended June 30, 2023, the effective tax rate was impacted by excess tax benefits of $0.9 million as compared to only $0.1 million in the six months ended June 30, 2022. In the six months ended June 30, 2023 the effective tax rate was also favorably impacted by state income tax refunds and audits, while in the six months ended June 30, 2022 the effective tax rate was unfavorably impacted by an increase in the state income tax rate.

Net income. Our net income for the six months ended June 30, 2023 was $88.5 million, an increase of $4.9 million, or 5.9%, as compared to $83.6 million for the six months ended June 30, 2022, due to the factors discussed above.

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

Liquidity and Capital Resources

	As of June 30,	As of December 31,
(In thousands)	2023	2022
Cash, cash equivalents and investments	$233,369	$181,704

Overview

Our liquidity position, as measured by cash and cash equivalents and investments increased by $51.7 million between December 31, 2022 and June 30, 2023, which was largely attributable to cash flows from operations exceeding share repurchases and capital expenditures during the six months ended June 30, 2023.

Based on our current level of operations and anticipated growth, we believe that our cash flow from operations and other sources of liquidity, including cash and cash equivalents, will provide adequate funds for ongoing operations, planned capital expenditures, and working capital requirements for at least the next 24 months.

Cash Flows from Operating Activities

	Six Months Ended June 30,
(In thousands)	2023	2022
Net cash provided by operating activities	$157,128	$146,089

The increase in cash generated from operating activities between the six months ended June 30, 2022 and the six months ended June 30, 2023 was primarily due to increased income and changes in working capital balances, primarily accounts receivable, accounts payable, accrued liabilities and income taxes payable. Accounts receivable decreased between December 31, 2022 and June 30, 2023 by $8.4 million more than it did between December 31, 2021 and June 30, 2022 due to the change between periods in the amount due from university partners. Accounts payable increased between December 31, 2022 and June 30, 2023 by $8.6 million more than it did between December 31, 2021 and June 30, 2022 due to the timing of check runs during those periods. These increases in working capital balances were partially offset by decrease in accrued liabilities and income taxes payable that were greater between December 31, 2022 and June 30, 2023 than between December 31, 2021 and June 30, 2022 of $6.0 million and $4.8 million, respectively, due to timing of payments. We define working capital as the assets and liabilities, other than cash, generated through the Company’s primary operating activities. Changes in these balances are included in the changes in assets and liabilities presented in the consolidated statement of cash flows.

Cash Flows from Investing Activities

	Six Months Ended June 30,
(In thousands)	2023	2022
Net cash used in investing activities	$(48,057)	$(79,617)

Investing activities consumed $48.1 million of cash in the six months ended June 30, 2023 compared to $79.6 million in the six months ended June 30, 2022.

In the first six months of 2023 and 2022 cash used in investing activities consisted of the purchase of available-for-sale securities, net of proceeds from the sale of investments of $30.0 million and $64.4 million, respectively.

In the first six months of 2023 and 2022 cash used in investing activities also included capital expenditures totaling $17.6 million and $15.1 million, respectively. Capital expenditures for both periods primarily consisted of leasehold improvements and equipment for new off-campus classroom and laboratory sites, as well as purchases of computer equipment, internal use software projects and furniture and equipment to support our increasing employee headcount. The Company incurs upfront expenses and capital expenditures prior to an off-campus classroom and laboratory site being opened. The Company intends to continue to spend approximately $30.0 million to $35.0 million per year for capital expenditures.

Cash Flows from Financing Activities

	Six Months Ended June 30,
(In thousands)	2023	2022
Net cash used in financing activities	$(86,555)	$(528,012)

Financing activities consumed $86.6 million of cash in the six months ended June 30, 2023 compared to $528.0 million in the six months ended June 30, 2022.

During the six months ended June 30, 2023 and 2022, $80.3 million and $523.4 million, respectively was used to purchase treasury stock in accordance with GCE’s share repurchase program. In 2023 and 2022, $6.3 million and $4.6 million, respectively, of cash was utilized to purchase common shares withheld in lieu of income taxes resulting from the vesting of restricted share awards. A significant amount of the share repurchases in 2022 were from the proceeds received on the repayment of the Secured Note. The Company intends to continue using a significant portion of its cash flows from operations to repurchase its shares but share repurchases in future years will be less than in 2022.

Share Repurchase Program

Our Board of Directors has authorized, under its existing stock repurchase program, an aggregate authorization for share repurchases since the initiation of the program of $1,845.0 million. The current expiration date on the repurchase authorization by our Board of Directors is December 31, 2023. Repurchases occur at the Company’s discretion and the Company may modify, suspend or discontinue the repurchase authorization at any time.

Under our share repurchase authorization, we may purchase shares in the open market or in privately negotiated transactions, pursuant to the applicable SEC rules. The amount and timing of future share repurchases, if any, will be made as market and business conditions warrant.

We repurchased 728,410 shares of common stock in the six months ended June 30, 2023. At June 30, 2023, there remains $115.6 million available under our share repurchase authorization.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have had or are reasonably likely to have a material current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources.

Item 3.   Quantitative and Qualitative Disclosures About Market Risk

Market risk. As of June 30, 2023, we have no derivative financial instruments or derivative commodity instruments. We invest cash in excess of current operating requirements in money market instruments and commercial paper at multiple financial institutions.

Interest rate risk. We manage interest rate risk by investing excess funds in cash equivalents, BBB or higher rated corporate bonds, commercial paper, agency bonds, municipal securities, asset backed securities, municipal bonds, and collateralized mortgage obligations bearing variable interest rates, which are tied to various market indices or individual bond coupon rates. Our future investment income may fall short of expectations due to changes in interest rates or we may suffer losses in principal if we are forced to sell securities before their maturity date that have declined in market value due to changes in interest rates. At June 30, 2023, a 10% increase or decrease in interest rates would not have a material impact on our future earnings, fair values, or cash flows.

Item 4.   Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective, as of June 30, 2023, in ensuring that material information relating to us required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in reports it files or submits under the Exchange Act is accumulated and communicated to management, including its principal executive officer or officers and principal financial officer or officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

Approximately 75% of our cash and cash equivalents are held at a single financial institution and are in excess of amounts insured by the Federal Deposit Insurance Corporation (“FDIC”). This financial institution is among the largest in the United States, and we therefore believe that such funds are stable and at very low risk. The remaining approximately 25% of our cash and cash equivalents are held at two regional banks. We believe that both of these regional banks have strong balance sheets with high liquidity and low debt, and that their percentage of total uninsured deposits are similar or better than the nation’s largest banks. We believe that we have mitigated as much risk as possible by dispersing the operating funds between three banks. However, we may be subject to losses in excess of the FDIC insured limit in the event of a failure of any of these financial institutions and the subsequent lack of intervention by the federal government.

In the first quarter of 2023, we moved the majority of our operational banking services to one of the aforementioned regional banks; therefore, a larger portion of our cash and cash equivalents may be transferred to the same regional bank’s institutional sweep and depository accounts in the future. We will continually review all three institutions’ financial conditions to ensure that our assets are as safeguarded as possible.

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sales of Unregistered Securities

None.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

Our Board of Directors has authorized, under its existing stock repurchase program, an aggregate authorization for share repurchases since the initiation of the program of $1,845.0 million. The current expiration date on the repurchase authorization by our Board of Directors is December 31, 2023. Repurchases occur at the Company’s discretion and the Company may modify, suspend or discontinue the repurchase authorization at any time. Repurchases may be made in the open market or in privately negotiated transactions, pursuant to the applicable Securities and Exchange Commission rules. The amount and timing of future share repurchases, if any, will be made as market and business conditions warrant.

During the six months ended June 30, 2023, 728,410 shares of common stock were repurchased by the Company. At June 30, 2023, there remains $115.6 million available under our share repurchase authorization.

The following table sets forth our share repurchases of common stock and our share repurchases in lieu of taxes, which are not included in the repurchase plan totals as they were approved in conjunction with the restricted share awards, during each period in the second quarter of fiscal 2023:

			Total Number of	Maximum Dollar
			Shares Purchased as	Value of Shares
		Average	Part of Publicly	That May Yet Be
	Total Number of	Price Paid	Announced	Purchased Under
Period	Shares Purchased	Per Share	Program	the Program
Share Repurchases
April 1, 2023 – April 30, 2023	91,860	$116.44	91,860	$150,200,000
May 1, 2023 – May 30, 2023	144,549	$109.63	144,549	$134,400,000
June 1, 2023 – June 30, 2023	182,023	$103.17	182,023	$115,600,000
Total	418,432	$108.31	418,432	$115,600,000
Tax Withholdings
April 1, 2023 – April 30, 2023	—	$—	—	$—
May 1, 2023 – May 30, 2023	—	$—	—	$—
June 1, 2023 – June 30, 2023	—	$—	—	$—
Total	—	$—	—	$—

Item 3.   Defaults Upon Senior Securities

None.

Item 4.   Mine Safety Disclosures

None.

Item 5.   Other Information

During the three months ended June 30, 2023, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 6.   Exhibits

(a)   Exhibits

Number	Description	Method of Filing
3.1	Amended and Restated Certificate of Incorporation.	Incorporated by reference to Exhibit 3.1 to the Company’s Annual Report on Form 10-K filed with the SEC on February 20, 2019.

3.2	Third Amended and Restated Bylaws.	Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on October 29, 2014.

4.1	Specimen of Stock Certificate.	Incorporated by reference to Exhibit 4.1 to Amendment No. 2 to the Company’s Registration Statement on Form S-1 filed with the SEC on September 29, 2008.

10.1	Third Amended and Restated Executive Employment Agreement, dated May 1, 2023, by and between Grand Canyon Education, Inc. and Brian E. Mueller†	Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on May 2, 2023.

10.2	Third Amended and Restated Executive Employment Agreement, dated May 1, 2023, by and between Grand Canyon Education, Inc. and W. Stan Meyer†	Incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on May 2, 2023.

10.3	Third Amended and Restated Executive Employment Agreement, dated May 1, 2023, by and between Grand Canyon Education, Inc. and Daniel E. Bachus†	Incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on May 2, 2023.

10.4	Second Amended and Restated Executive Employment Agreement, dated May 1, 2023, by and between Grand Canyon Education, Inc. and Dilek Marsh†	Incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on May 2, 2023.

10.5	Third Amended and Restated Executive Employment Agreement, dated May 1, 2023, by and between Grand Canyon Education, Inc. and Daniel J. Briggs†	Incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on May 2, 2023.

31.1	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

31.2	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. ††	Filed herewith.

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. ††	Filed herewith.

101

The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2023, formatted in Inline XBRL: (i) Consolidated Income Statements, (ii) Consolidated Statements of Comprehensive Income, (iii) Consolidated Balance Sheets, (iv) Consolidated Statements of Stockholders’ Equity, (v) Consolidated Statements of Cash Flows, and (vi) Notes to Consolidated Financial Statements tagged as blocks of text and including detailed tags.

Filed herewith.

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2023, formatted in Inline XBRL (included as Exhibit 101).	Filed herewith.

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

GRAND CANYON EDUCATION, INC.

Date: August 3, 2023	By:	/s/ Daniel E. Bachus
Daniel E. Bachus
Chief Financial Officer
(Principal Financial Officer)