Form 10-K
period 2023-12-31
Grand Canyon Education, Inc.
filed 2024-02-13
CIK 1434588

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2023

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

The total number of shares of common stock outstanding as of February 8, 2024 was 30,018,616.

As of June 30, 2023, the last business day of the registrant’s most recently completed second fiscal quarter, the registrant’s common stock was listed on the NASDAQ Global Market. As of June 30, 2023, the aggregate market value of the registrant’s common stock held by non-affiliates was approximately $3.1 billion.

DOCUMENTS INCORPORATED BY REFERENCE

Certain portions of the registrant’s Definitive Proxy Statement for its 2024 Annual Meeting of Stockholders (which is expected to be filed with the Commission within 120 days after the end of the registrant’s 2023 fiscal year) are incorporated by reference into Part III of this Report.

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

Forward-looking statements should not be read as a guarantee of future performance or results and will not necessarily be accurate indications of the times at, or by, which such performance or results will be achieved. Forward-looking statements are based on information available at the time those statements are made or management’s good faith belief as of that time with respect to future events and are subject to risks and uncertainties that could cause actual performance or results to differ materially from those expressed in or suggested by the forward-looking statements. Important factors that could cause our actual performance or results to differ materially from those expressed in or suggested by the forward-looking statements, include, but are not limited to:

●	legal and regulatory actions taken against our university partners that impact their businesses and that directly or indirectly reduce the service revenue we can earn under our master services agreements;
●	the occurrence of any event, change or other circumstance that could give rise to the termination of any of the key university partner agreements;
●	our ability to properly manage risks and challenges associated with strategic initiatives, including potential acquisitions or divestitures of, or investments in, new businesses, acquisitions of new properties and new university partners, and expansion of services provided to our existing university partners;
●	our failure to comply with the extensive regulatory framework applicable to us either directly as a third-party service provider or indirectly through our university partners, including Title IV of the Higher Education Act and the regulations thereunder, state laws and regulatory requirements, and accrediting commission requirements;
●	the harm to our business, results of operations, and financial condition, and harm to our university partners resulting from epidemics, pandemics, or public health crises;
●	the ability of our university partners’ students to obtain federal Title IV funds, state financial aid, and private financing;
●	potential damage to our reputation or other adverse effects as a result of negative publicity in the media, in the industry or in connection with governmental reports or investigations or otherwise, affecting us or other companies in the education services sector;
●	risks associated with changes in applicable federal and state laws and regulations and accrediting commission standards, including pending rulemaking by the United States Department of Education (“ED”) applicable to us directly or indirectly through our university partners;
●	competition from other education service companies in our geographic region and market sector, including competition for students, qualified executives and other personnel;
●	our expected tax payments and tax rate;
●	our ability to hire and train new, and develop and train existing employees;
●	the pace of growth of our university partners’ enrollment and its effect on the pace of our own growth;
●	fluctuations in our revenues due to seasonality;

●	our ability to, on behalf of our university partners, convert prospective students to enrolled students and to retain active students to graduation;
●	our success in updating and expanding the content of existing programs and developing new programs in a cost-effective manner or on a timely basis for our university partners;
●	risks associated with the competitive environment for marketing the programs of our university partners;
●	failure on our part to keep up with advances in technology that could enhance the experience for our university partners’ students;
●	our ability to manage future growth effectively;
●	the impact of any natural disasters or public health emergencies;
●	general adverse economic conditions or other developments that affect the job prospects of our university partners’ students; and
●	other factors discussed under the headings “Risk Factors,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” “Business,” and “Regulation.”

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

Part I

Item 1.    Business

Overview

Grand Canyon Education, Inc., a Delaware corporation (“GCE”) is a publicly traded education services company dedicated to serving colleges and universities. GCE has developed significant technological solutions, infrastructure and operational processes to provide services to these institutions on a large scale. GCE’s most significant university partner is Grand Canyon University (“GCU”), an Arizona non-profit corporation that operates a comprehensive regionally accredited university that offers graduate and undergraduate degree programs, emphases and certificates across ten colleges both online and on ground at its campus in Phoenix, Arizona and at six off-campus classroom and laboratory sites. As of December 31, 2023, GCE provided education services and support to approximately 121,000 students with more than 117,000 students enrolled in GCU’s programs, emphases and certificates.

In January 2019, GCE began providing education services to numerous university partners across the United States, through our wholly owned subsidiary, Orbis Education Services LLC (“Orbis Education”), which we acquired in 2019 (the “Acquisition”). In the healthcare field, we work in partnership with universities and healthcare networks across the country, offering healthcare-related academic programs at off-campus classroom and laboratory sites located near healthcare providers and developing high-quality, career-ready graduates who enter the workforce ready to meet the demands of the healthcare industry. In addition, we have provided certain services to a university partner to assist them in expanding their online graduate programs. As of December 31, 2023, GCE provides education services to 25 university partners across the United States.

We seek to add additional university partners and to roll out additional programs with both our existing partners and with new partners. We may engage with both new and existing university partners to offer healthcare programs, online only or hybrid programs, or as is the case for our most significant partner, GCU, both healthcare and other programs. In addition, we have centralized a number of services that historically were provided separately to university partners of Orbis Education; therefore, we refer to all university partners as “GCE partners” or “our partners”. We do disclose significant information for GCU, such as enrollments, due to its size in comparison to our other university partners.

Our Business

GCE is an education services company with 25 university partners as of December 31, 2023. We have invested more than $300 million in the last 15 years in technology which includes the cost to develop systems that automate key processes and enable us to scale these processes to hundreds of thousands of students. GCE is capable of supporting not just core academic functions, technology and marketing but many additional key processes that surround those functions, such as faculty recruiting and training, admissions, financial aid, accounting, and technical support. We provide these services to our university partners pursuant to master services agreements that define the scope of our engagement, the types of services provided and other key terms of the engagement. Our investments also include the cost to build our off-site classroom and laboratory sites (including the specialized equipment) that are used by our university partners to educate healthcare students.

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

Technology Services may include the following:

●	Learning Management System (“LMS”) - GCE designed and offers to its university partners its own proprietary LMS, called Halo. All of GCU’s students, online and ground use this LMS. The basic functionality includes an interactive course syllabus, discussion questions and forums, instruction interaction, class quizzes, group assignments, written assignment submission and rubrics, grading, participation, attendance and integration with our student information system. The functions in Halo have been reimagined to work more intuitively with new user interface design and more seamless ways of accomplishing the same tasks. Halo was designed as a “Cloud native” application taking advantage of all the performance and reliability features of the Cloud. Halo supports small classes that are instructor led, highly interactive and collaborative. Rich content that originates from a myriad of sources, including direct advisement from industry, is coupled with a robust discussion environment. Students most often respond to the content and discussion through written work. The writing assignments are designed to promote critical thinking which is often connected to solving real world problems. This platform can easily and reliably scale as student populations increase. The platform provides in-depth analytics that allow us to closely monitor student success and the quality of instructional resources. GCE also designed its previous learning management system, LoudCloud which GCU used prior to HALO.
●	Internal administration - We utilize a commercial customer relations management development platform to distribute, manage, track, and report on all interactions with prospective student leads as well as all active and inactive students. This software is scalable to capacity levels well in excess of current requirements. We also utilize a commercial software package to track Title IV funds, student records, grades, accounts receivable, accounts payable and general ledger. We have done significant internal software development around these systems to increase the productivity of our employees and provide students an exceptional educational experience.
●	Infrastructure - We operate two data centers, one at GCU’s campus and one at another Phoenix-area location. Our infrastructure supports IT for GCE and we can provide it for our customers. All of our servers are networked, and we have redundant data backup. We manage our technology environment internally. Our wide area network is fully redundant to ensure maximum uptime, bandwidth capacity and network performance. Student access is load balanced for optimal performance. Real-time monitoring provides current system status across network, server, and storage components. We provide cybersecurity services, support and incident response for all infrastructure and software that we utilize.
●	Support - We provide 18/7 technical support for students and faculty. There are two systems utilized by GCE to provide these services.

Academic Services may include the following:

●	Program and Curriculum – GCE has a curriculum content department that provides design and conversion services to our university partners. In collaboration with our university partners, we assist with the program and course design by providing curricular assistance and recommendations with respect to content and techniques that make use of the available technologies and methods embodied in the learning management system. GCE developed a proprietary system to support these services.

●	Faculty and Related Training and Development – GCE provides faculty support including recruitment, training and oversight services to its university partners. Under the direction of our university partners and their academic leadership, we recruit and screen candidates, and schedule faculty based on university partner-created requirements. We evaluate all faculty according to university partner standards and provide evaluation results, if requested. Many of the health sciences specific faculty development resources are accredited by the International Association for Continuing Education and Training (“IACET”) and the American Nurses Credentialing Center (“ANCC”) allowing faculty to earn continuing education credits.
●	Class Scheduling – GCE has a class scheduling department and has developed a proprietary system to provide these services to our university partners. Our scheduling software provides students the ability to set their class schedule and flexibility to make changes and create opportunities to complete courses in a myriad of online or onsite options. We optimize class size prior to course starts based on university partner standards, in order to maximize class resources and faculty utilization.
●	Skills and Simulation Lab Sites – GCE secures, develops and finances off-campus classroom and laboratory sites for use in various programs offered by our university partners, including the accelerated Bachelor of Science in Nursing (ABSN). Off-campus classroom and laboratory sites are branded for specific university partners and all classrooms, faculty, counselors, staff and specialized equipment are centralized and made accessible to every university partner student. The laboratories contain the latest in skills and simulation learning technology; including computer-based scenarios, hands-on work with physical simulators and internally developed Mixed Reality with state-of-the-art technology, which help students gain unique experiences in an alternative clinical setting.

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

Social Responsibility and Human Capital Development

Social responsibility and human capital development are a significant focus of the Company. Our efforts are led by our Chief Executive Officer and a portion of his compensation is tied to our success in these areas. To this end, our business was created and continues to evolve to meet the needs of the local community in which we operate as well as those outside our community. We started by identifying what we believe to be the educational challenges that our country is facing and then worked to find solutions to these challenges. We believe these challenges include:

●	University education is too expensive;
●	Students are taking on too much debt;
●	Bachelor degrees are taking too long to complete;
●	Programs are not targeted enough toward careers. Recent surveys show that a large percentage of college students would change majors if starting over, and a significant number of recent graduates are under employed or are in jobs that don’t required degrees;
●	As tuition increases, diversity decreases;
●	Universities have inadequate counseling and support services, especially for distance learners;
●	Most university professors have no formal training in teaching, learning or course design;
●	Universities are under significant financial pressure, which has only been enhanced due to the pandemic and a declining number of high school graduates attending college.

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

Community Involvement by GCE and its Employees. Examples of activities in which we and our employees participate include:

●	Improving Our Neighborhood and Increased Home Values - Together with Habitat for Humanity and in concert with our largest university partner, we are participating in the largest home renovation project in the country in the West Phoenix area surrounding GCU’s campus. As of December 31, 2023, 1,388 projects have been completed in which 35,250 hours have been logged by volunteers. These efforts, combined with GCE and GCU’s expanded presence in the community, have contributed to a significant increase in home values since 2011 in the 85017 zip code.
●	Furthering Job Creation - We, along with GCU have launched a number of new business enterprises that have reduced costs, provided management opportunities for recent graduates and employment opportunities for students and neighborhood residents, while spurring economic growth in the area.
●	Youth Opportunity Foundation - Our employees volunteer and donate time and funds to the Youth Opportunity Foundation which provides advocacy, clinical treatment, education and workforce development for at-risk young people in underprivileged areas.

GCE also invests in the following activities that benefit the community.

●	Funding of Student Tuition Organizations - GCE contributes to private school tuition organizations, which are entities that allocate financial contributions toward tuition assistance and scholarships for disadvantaged students to attend Arizona private schools. In 2023 and 2022, we contributed $3.5 million and $5.0 million, respectively, to these organizations.
●	Encouraging Employee Giving - We participate in Donate to Elevate, a program that encourages employees to participate in the Arizona individual tax credit program, which allows individual taxpayers to contribute money in lieu of state income tax payments to benefit private schools and other non-profit entities in Arizona, as well as local public schools and public charter schools. Employees are encouraged to designate tax dollars to the school or program of their choice.
●	Students Inspiring Students - GCE continues to support GCU’s free tutoring/mentoring program that serves Phoenix-area K-12 schools. Students who seek academic assistance in the GCU Learning Lounge may become eligible to receive the Students Inspiring Students full-tuition scholarship. To serve our clients and community, we seek donations to fund this neighborhood scholarship program.
●	Sponsoring K-12 Educational Development - GCE supports GCU’s K-12 Educational Development Department through sponsorship of GCU’s Canyon Professional Development and K-12 Targeted School Assistance programs. Canyon Professional Development offers professional development opportunities for educators and administrators, and their student/parent engagement programs aim to help students become college ready. K-12 Targeted School Assistance programs also offer tutoring and mentorship and more to community schools to improve learning environments and outcomes. Both initiatives elevate public, private, charter and home schools in the form of scholarships, program discounts, professional development, events, and more.
●	Continuing Community Involvement - GCE and our employees partner in countless other community events and projects throughout the year. We offer our full-time employees a maximum of 16 hours of PTO annually for community service. This time is used to volunteer at an approved charitable organization. Over 40 organizations are approved for employee volunteerism, including Habitat for Humanity.

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

Our Commitment to Diversity. A growing body of evidence suggests that diverse teams improve financial outcomes and support innovation, resiliency, and productivity. GCE’s commitment to fostering diversity in its community is evident in the following:

●	Our Diversity Statement - Grand Canyon Education is a faith-friendly shared services provider that embraces a worldview which outlines a responsibility to both charity and stewardship which simply stated is, ‘to love others as yourself’. We are a community of people who value the pursuit of truth and find great understanding in the convergence of differing viewpoints, backgrounds and ideas. We welcome employees from all walks of life which has contributed to a growing diversity within our population. Our diversity encompasses a multitude of dimensions, including age, disability, national origin, race, color, religion, gender, veteran status and more. Our Christian perspective compels us to treat every individual equally with respect and compassion. All community members deserve a comfortable space to express their feelings, so that every voice is heard. All members of the Company will be welcomed, valued, and provided safety in this community. Finally, diversity not only enriches the workplace and the educational endeavors of our partners, it is critical to it. Maintaining a diverse environment requires a measure of tolerance and understanding commensurate with the dignity and value of all human life. In sum, GCE values diversity because it values every employee and university partners’ students entrusted to its care.
●	Our Diverse Leadership - Our ability to attract and retain diverse talent is reflected at both the Board and management levels. Three of our five directors are women and one director identifies with an underrepresented diverse ethnicity. In addition, for all of our employees at the level of manager and above totaling 618 persons, 72.2% are held by women and other diverse persons, collectively, an increase of 4.9% over 2022.
●	Our Diverse Workforce - As of December 31, 2023, for all of our employees totaling 5,800, 83.2% are women and other diverse persons, collectively, an increase of 4.1% over 2022. As of December 31, 2023, GCE employed approximately 4,068 professional and administrative personnel, including technical and academic advisors, counseling advisors, marketing and communication professionals, and personnel that handle financial aid processing, information technology, human resources, corporate accounting, finance, and other administrative functions. In addition, as of December 31, 2023, GCE employed approximately 1,732 part-time employees most of whom are student workers. None of our employees are a party to any collective bargaining or similar agreement with us. We consider our relations with our employees to be strong.
●	Our Hiring Practices and Policies - GCE is committed to hiring policies and practices that promote diversity and to identifying the most qualified candidate for a given position. GCE ensures company diversity through hiring policies and practices that support diversity such as the Equal Employment Opportunity Policy, Nondiscrimination and Anti-Harassment Policy and Complaint Procedure, and the

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

Due to our significant investment in infrastructure, since March 2020, when the World Health Organization declared the COVID-19 a global pandemic, a significant portion of our diverse workforce is continuing to work remotely. This has not only increased employee satisfaction but has also resulted in savings in the areas of waste, janitorial costs, and travel costs related to business travel and commuting.

Our off-campus classroom and laboratory sites are all designed with the same efficient footprint in the 40 sites opened as of December 31, 2023.

Climate Disclosures

We do not operate in a high-risk industry for climate risks. We believe that we have low climate risk with respect to our physical environment (e.g., fires, drought, hailstorms, increasing weather pattern changes). A significant percentage of our workforce is continuing to work remotely. We have insurance policies in place to cover any damage for our property, plant and equipment. Our Audit Committee is tasked with oversight of climate-related risks for the Company.

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

Corporate Governance

We believe that effective corporate governance is critical to our ability to create long term value for our stockholders. The following highlights certain key aspects of our corporate governance framework:

●	We Have an Independent and Diverse Board - Four of our five directors are independent. Three of our five directors are diverse persons, and one of our directors identifies with an under-represented diverse ethnicity.
●	We Have Majority Voting for Directors - We have adopted majority voting for directors pursuant to which nominees who fail to achieve an affirmative majority of votes cast must submit their resignation.
●	We Hold Annual Elections for Directors - We do not have a staggered board.
●	We Assess Board Performance - We conduct regular evaluations of our Board and Committees.
●	Our Independent Directors Meet Without Management - Our independent directors meet regularly in executive sessions without management present.
●	We Have a Stock Ownership Policy - We require both our named executive officers and our directors to maintain a meaningful ownership stake at levels specified in our stock ownership policy.
●	Our Key Committees are Independent - We have fully independent Audit, Compensation and Nominating and Corporate Governance Committees.
●	We Do Not Have a “Poison Pill” - We do not maintain a stockholder rights plan.

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

Competition

There are dozens of companies that seek to partner with non-profit schools and state universities to assist in the development and operation of their educational programs. These companies provide various services that traditional institutions historically have not had the experience or organizational capability to fully support. These services include marketing and recruitment, enrollment management, curriculum development, online course design, student retention support, technology infrastructure, and student and faculty call center support. The largest companies in this sector have historically been Pearson Online Learning Services, Wiley Education Services, and 2U.

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

REGULATION OF OUR EDUCATION SERVICES BUSINESS

Prior to July 1, 2018, GCE, owned and operated GCU. On July 1, 2018, GCE sold GCU to an independent, Arizona non-profit corporation (the “Transaction”). As a result of the Transaction, we no longer own and operate an institution of higher education, nor do we directly participate in Title IV programs regulated and overseen by ED under the Higher Education Act (“HEA”). Instead, we operate as an education service company to institutions of higher education that do participate in Title IV programs. Nevertheless, we are required to comply with certain regulations promulgated by ED for the following reasons:

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

The HEA and the regulations promulgated thereunder are frequently revised, repealed or expanded and the scope of services covered by regulations may evolve and change over time. Congress historically has reauthorized and amended the HEA in regular intervals, approximately every five to seven years. The re-authorization process is currently under way. The re-authorization of the HEA could alter the regulatory landscape of the higher education industry, and thereby impact the manner in which we conduct business and serve our university partners. In addition, ED is independently conducting an ongoing series of rulemakings intended to assure the integrity of the Title IV programs. ED also frequently issues formal and informal guidance instructing institutions of higher education and other covered entities how to comply with various federal laws and regulations. For example, on February 15, 2023, ED released DCL 23-03, a guidance document expanding the definition of what activities are considered as third-party servicer activities. After substantial community outreach to ED, on April 11, 2023, ED notified the public that guidance in this area would be delayed. On November 28, 2023, ED issued a press release seeking nominations for another negotiated rulemaking panel where it said, “the Department intends to issue updated guidance on Third Party Servicers in early 2024.” Regarding data security matters, in Electronic Announcement GEN 23-09, ED stated “The Department will issue guidance on NIST 800-171 compliance in a future Electronic Announcement.” All ED guidance is subject to frequent change and may impact our business model.

We are also regulated (depending upon the applicable activity being regulated) by other federal agencies or departments including the Securities and Exchange Commission (“SEC”), the Internal Revenue Service (“IRS”), and the Federal Trade Commission (“FTC”).

REGULATION OF OUR UNIVERSITY PARTNERS

Institutions of higher education in America are subject to extensive regulation by state post-secondary, licensure and certification agencies, accrediting commissions, and the federal government through ED under the HEA, as well as (depending upon the applicable activity being regulated) other federal agencies and departments including the U.S. Department of Veterans Affairs (“VA”), the FTC, the IRS, and for institutions who issue bonds, the SEC. The regulations, standards, and policies of these agencies cover the vast majority of operations of colleges and universities, including educational programs, facilities, instructional and administrative staff, administrative procedures, marketing, recruiting, financing and financial operations, athletics and financial condition.

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

State regulatory requirements for online education have historically varied among the states. To address this issue and to meet ED requirements many schools have applied and sought to become an approved institutional participant in the State Authorization Reciprocity Agreement (“SARA”). SARA is an agreement among member states, districts and territories that establishes comparable national standards for interstate offering of post-secondary distance education courses and programs. It is intended to make it easier for students to take online courses offered by post-secondary institutions based in another state. SARA is overseen by a national council (NC-SARA) and administered by four regional education compacts. GCU, for example, is a member of SARA in Arizona (AZ-SARA), which is administered by the Western Interstate Commission for Higher Education (referred to as W-SARA). There is a yearly renewal for participating in NC-SARA and AZ-SARA and institutions must agree to meet certain requirements to participate. As of December 31, 2023, all states other than California are members of SARA.

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

University partners other than GCU may be accredited by different accrediting bodies that are likely to have standards that are different from those of the HLC. Moreover, our other university partners hold various programmatic accreditations that set additional requirements related to specific programs, including for their nursing programs. As we work with university partners in different regions we will need to work with those accrediting bodies and tailor our services to meet the requirements of those accreditors.

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

Consolidated Appropriations Act, 2021. On December 27, 2020, former President Trump signed into law the Consolidated Appropriations Act of 2021. Among other things, this package funded the federal government through September 2021, provided additional COVID-related relief, and made a number of U.S. higher education changes. The legislation includes a number of tax provisions, including replacing the tuition deduction with an expanded Lifetime Learning Credit, which now shares the higher income limitations of the American Opportunity Tax Credit. The legislation also extends until January 1, 2026 expanded employer-provided educational assistance permitting employers to pay up to $5,250 toward an employee’s federal student loans as a tax-free benefit. The bill also provided $22.7 billion for higher education institutions and students impacted by COVID-19 in which all of our university partners were eligible.

Veterans Health Care and Benefits Improvement Act of 2020. On January 5, 2021, former President Trump signed into law the Veterans Health Care and Benefits Improvement Act of 2020, which expanded student veterans’ protections. Among other things, the legislation requires a risk-based review of schools if an institution is operating under Heightened Cash Monitoring 2 or provisional approval status by ED, is subject to any punitive action by a federal or state entity, faces the loss or risk of loss of accreditation, or has converted from for-profit to non-profit status. The legislation also restores veterans benefits to students whose school closed, as long as the student transferred fewer than 12 credits from the closed school or program; protects students from debt collection by the VA for overpaid tuition benefits; and establishes a number of institutional requirements, including: providing clear disclosures about cost, loan debt, graduation and job placement rates, and acceptance of transfer credit; ensuring institutions are accommodating short absences due to service; prohibiting same-day recruitment and registration; and prohibiting more than three unsolicited recruiting contacts during any one-month period. Most provisions became effective August 1, 2021. Institutions were permitted to seek waivers for certain sections of the new law if they were not able to satisfy compliance requirements by August 1, 2021.

THRIVE Act. On June 8, 2021, President Biden signed into law the Training in High-Demand Roles to Improve Veteran Employment Act (the “THRIVE Act”), which amended provisions of the Veterans Health Care and Benefits Improvement Act and the American Rescue Plan Act. The law requires the U.S. Department of Labor and VA to collaborate on a list of high-demand occupations for a rapid retraining assistance program. Additionally, the law requires the Government Accountability Office to report on the outcomes and effectiveness of retraining programs. The THRIVE Act amended the Veterans Health Care and Benefits Improvement Act by clarifying that programs pursued solely through distance education on a half-time basis or less are not eligible for the housing stipend that is generally available for retraining programs. As noted above, the Veterans Health Care and Benefits Improvement Act prohibits certain high-pressure recruiting tactics. The THRIVE Act requires the VA to take disciplinary action if a person with whom an institution has a recruiting or educational services agreement violates the VA’s incentive compensation bans.

REMOTE Act. On December 21, 2021, President Biden signed into law the Responsible Education Mitigating Options and Technical Extensions Act, which amended provisions of the Veterans Health Care and Benefits Improvement Act, the American Rescue Plan Act, and the THRIVE Act. The law includes changes to help institutions satisfy the Veterans Health Care and Benefits Improvement Act’s requirements by using the College Financing Plan template, in addition to extending some COVID-related flexibilities previously granted amid the pandemic. The law also extended remote learning waivers through June 1, 2022, simplified the VA verification process for tuition reimbursement, and fixed a technical error to ensure U.S. institutions of higher education can continue to use incentive compensation to recruit foreign students without losing GI Bill funding for their students.

Consolidated Appropriations Act, 2022. On March 15, 2022, President Biden signed into law the Consolidated Appropriations Act of 2022. The bill allocated $76.4 billion to the Department of Education and its programs, including an increase to the maximum Pell Grant award, bringing the total to $6,895 for the 2022-23 award year. In addition, campus-based aid programs were increased, with $895 million allocated for the FSEOG program, an increase of $15 million above the FY 2021 enacted level, and $1.21 billion allocated for FWS, an increase of $20 million above the FY 2021 enacted level. In addition to the increases in federal student aid funding, the bill provided $2.1 billion for career, technical, and adult education, $61 million above the FY 2021 enacted level, and an additional $3 billion for higher education programs, $452 million more than the FY 2021 enacted level. The bill also dictated ED requirements related to federal loan servicing, including appropriations for just over $2 billion for expenses related to the administration of the federal loan program, and made a number of changes to the FAFSA Simplification Act.

Ensuring the Best Schools for Veterans Act of 2022. On August 26, 2022, President Biden signed into law the Ensuring the Best Schools for Veterans Act of 2022, which amended prior statutory language and made modifications to how the VA operationalizes the 85/15 requirement (that is, the rule that generally forbids use of Department of Veterans Affairs benefits for students enrolling in a program in which more than 85% of students enrolled in the program have any portion of their tuition, fees, or other charges paid to or for them by the institution or by the VA). Among other things, the law clarifies that reporting associated with the 85/15 requirement does not apply to institutions at which 35% or fewer students receive GI bill benefits. The law also exempts programs for which fewer than 10 students have any portion of their tuition, fees, or other charges paid to or for them by the institution or by the VA.

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

The Transaction resulted in a change in control of our most significant university partner, GCU, following which it began operating as a non-profit university and necessitating the application by GCU to ED for approval of the change in control and for a new program participation agreement. In November 2019, GCU received a new provisional Program Participation Agreement (“PPA”), which granted GCU the ability to participate in the Title IV programs on a provisional basis through September 30, 2022. As required, GCU filed a renewal application three months in advance of the scheduled expiration date and continued to participate on a month-to-month extension of the PPA while the Department completed its review of the application (institutions are routinely given a month-to-month extension on their PPA until ED has completed its review of the application). The Department approved and the parties executed a new Provisional Program Participation Agreement on September 29, 2023, which expires June 30, 2026. For a school that is certified on a provisional basis, as GCU is, ED may revoke the institution’s certification without advance notice or advance opportunity for the institution to challenge that action. For a school that is provisionally certified on a month-to-month basis, ED may allow the institution’s certification to expire at the end of any month without advance notice, and without any formal procedure for review of such action. To our knowledge, either such action is very rare and has only occurred upon a determination that an institution is in substantial violation of material Title IV requirements.

In connection with the issuance of the November 2019 PPA, ED also informed GCU that GCU does not satisfy ED’s definition of a non-profit institution and, as a result, that ED will continue to treat GCU as a proprietary institution for purposes of its continued participation in Title IV programs. GCU has challenged that determination. See “Coordinated actions by federal agencies.”

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

Based on the data derived from the audited financial statements of GCU as of each of June 30, 2023 and 2022, GCU’s composite score was 1.8, using the proprietary school calculation methodology. If GCU’s future composite scores do not exceed 1.5, ED could impose sanctions. If any such sanctions were imposed, it could have a negative impact on our ability to conduct our business.

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

The “90/10 Rule.” A requirement of the HEA, commonly referred to as the “90/10 Rule,” that is applicable only to proprietary, post-secondary educational institutions, provides that an institution loses its eligibility to participate in the Title IV programs if the institution derives more than 90% of its revenue for each of two consecutive fiscal years from Title IV program funds. For purposes of the 90/10 Rule, revenue is calculated under a complex regulatory formula that requires cash basis accounting and other adjustments to the calculation of an institution’s revenue under generally accepted accounting principles that appears in its consolidated financial statements. Under the 90/10 Rule, an institution becomes ineligible to participate in the Title IV programs as of the first day of the fiscal year following the second consecutive fiscal year in which it exceeds the 90% threshold, and its period of ineligibility extends for at least two consecutive fiscal years. If an institution exceeds the 90% threshold for two consecutive fiscal years and it and its students have received Title IV funds during the subsequent period of ineligibility, the institution will be required to return those Title IV funds to the applicable lender or ED. If an institution’s rate exceeds 90% for any single fiscal year, it will be placed on provisional certification for at least two fiscal years.

Using ED’s cash-basis, regulatory formula under the 90/10 Rule as currently in effect, GCU, our most significant client, derived approximately 65.5% and 66.2% of its 90/10 Rule revenue from Title IV program funds for the fiscal years ended June 30, 2023 and 2022, respectively, per GCU’s audited financial statements. Accordingly, even if ED continues to treat GCU as a proprietary institution for Title IV purposes, we do not expect this rule to have any material impact on GCU.

In March 2021, the $1.9 trillion American Rescue Plan Act of 2021 (“ARPA”) was signed into law. Among other things, the ARPA also includes a provision that amends the 90/10 rule. The ARPA amended the 90/10 rule by treating other “Federal funds that are disbursed or delivered to or on behalf of a student to be used to attend such institution” in the same way as Title IV funds are currently treated in the 90/10 rule calculation. This means that institutions subject to the 90/10 Rule will be required to limit the combined amount of Title IV funds and applicable “Federal funds” revenue in a fiscal year to no more than 90% in a fiscal year as calculated under the rule. Consequently, the ARPA change to the 90/10 rule is expected to increase the 90/10 rule calculations at GCU.

The ARPA stated that the amendments to the 90/10 rule apply to institutional fiscal years beginning on or after January 1, 2023 and were subject to the HEA’s negotiated rulemaking process which may not commence earlier than October 1, 2021. ED started the negotiated rulemaking process in January 2022. In March 2022, the negotiated rulemaking committee reached consensus on changes to the 90/10 Rule. On July 26, 2022, ED released proposed 90/10 regulations consistent with this consensus language which revised the definition of “federal education assistance” to include tuition assistance programs offered by the U.S. Department of Defense and VA, in addition to the Title IV programs already covered by the 90/10 Rule. On October 27, 2022, following a 30-day comment period that ended August 26, 2022, ED released final 90/10 regulations, which are consistent with the consensus language. The new 90/10 regulations are effective for fiscal years beginning on or after January 1, 2023.

Other legislation has been introduced in both chambers of Congress that seeks to further modify the 90/10 Rule, including proposals to change the ratio requirement to 85/15 (federal to nonfederal revenue), or to eliminate the 90/10 Rule. We cannot predict whether or how legislative or regulatory changes will affect the 90/10 Rule.

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

These regulations also established separate procedures for claims initiated for individual borrowers and claims initiated for groups of borrowers as well as separate procedures in the event that the institution is open or closed. The rules established varying, borrower-favorable statutes of limitations for the initiation of claims and, in some cases, imposed an unlimited statute of limitations. If ED official or hearing official approves the borrower’s defense to repayment through the applicable administrative process established in the proposed regulations, ED may discharge the borrower’s obligation to repay some or all of the borrower’s student loans, may return to the borrower amounts already paid by the borrower toward the discharged portion of the loan, and may initiate a separate proceeding to collect the discharged and returned amounts from the institution.

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

On August 10, 2021, ED announced its intention to establish a negotiated rulemaking committee to develop proposed regulations for borrower defenses to repayment and other topics related to programs authorized under Title IV of the HEA. Negotiated rulemaking for the Affordability and Student Loans Committee began in October 2021 and concluded in December 2021, with the committee failing to reach consensus on Borrower Defense to Repayment (“BDTR”). On October 31, 2022, ED released final BDTR regulations. Among other things, the final rule sets a single standard and streamlined process for relief that will apply to all future and pending BDTR claims as of July 1, 2023, instead of various standards based on the date of the borrower’s first loan disbursement; defines what kinds of misconduct could lead to borrower defense discharges, including substantial misrepresentations, substantial omissions of fact, breaches of contract, aggressive and deceptive recruitment, and state or federal judgments or final ED actions that could give rise to a BDTR claim; establishes a reconsideration process for borrowers whose claims are not approved for a full discharge; and creates a process for forming groups of borrowers and adjudicating claims based on the common facts of those group claims. The final rule also sets the expectation that ED will hold colleges accountable for the cost of discharges, including establishing a recoupment process separate from the approval of BDTR claims. In addition, the final rule prohibits institutions from requiring borrowers to sign mandatory pre-dispute arbitration agreements or class action waivers for claims related to the making of a Federal Direct Loan or the provision of educational services for which the loan was obtained.

Litigation related to the various iterations of the BDTR regulations, and the enforcement of these regulations has made this area complicated for all parties to understand and assess. Further, the lack of adjudications in this area has also made things less clear. Nonetheless, if our university partners are determined to have violated this regulation there could be significant sanctions imposed, whether related to the recoupment of any loans extinguished by the Department, the imposition of letters of credit, or other sanctions under the financial responsibility or administrative capability regulations (among others). This could put a financial strain on our university partners and negatively affect our business. Also, if we were determined to have been the cause of the meritorious BDTR claim, our partners may have claims against us.

Note, the borrower defense to repayment regulations discussed herein were and are extensive and this does not attempt to discuss all the facets of any of the versions of these regulations. We cannot determine what effect, if any, these regulations may have on out university partners or on GCE.

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

Additionally, on October 8, 2021, ED announced establishment of an Office of Enforcement within ED’s Office of Federal Student Aid, designed to strengthen oversight over and enforcement against postsecondary schools that participate in federal student loan, grant, and work-study programs. The Office of Enforcement restores an office first established by ED in 2016. ED announced the Office of Enforcement would comprise four existing divisions: Administrative Actions and Appeals Services Group, Borrower Defense Group, Investigations Group, and Resolution and Referral Management Group. ED intends the Office of Enforcement to coordinate with other state and federal partners, including the Department of Justice, Consumer Financial Protection Bureau, Federal Trade Commission, and state attorneys general.

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

While this change was effective July 1, 2020, ED also permitted institutions to enact this change as early as July 1, 2019, so long as any such institution made manifest its intention to be subject to the rescinded regulations. It is our understanding that GCU had made manifest that intention and, as of July 1, 2019, was no longer subject to the gainful employment rules. Given that GCU is currently our only university partner that is considered a proprietary school by ED, the gainful employment rules apply to it but not to our other university partners. While GCU largely complied with the previously published gainful employment rules, those rules did indicate that four current degree programs were in the “Zone” – that is, potentially faced sanctions in the future if GCU could not reform the programs to comply with the regulations – including three undergraduate education programs and the Masters in Theology.

On December 8, 2021, ED announced its intention to establish negotiated rulemaking committees to develop proposed regulations for gainful employment and other topics related to programs authorized under Title IV of the HEA. Negotiated rulemaking committee sessions occurred January-March 2022, and the Institutional and Programmatic Eligibility committee failed to reach consensus on the gainful employment topic. At the time, ED indicated its intention to publish draft gainful employment rules in April 2023, which would be effective no earlier than July 2024. On October 10, 2023, ED published the final gainful employment regulations which have a general effective date of July 1, 2024.  The final regulations replace prior gainful employment regulations, rescinded by ED in 2019, that required GCU’s educational programs to achieve threshold rates in at least one of two debt measure categories.  The new regulations establish rules for annually evaluating GCU’s educational programs based on the calculation of debt-to-earnings rates (an annual debt-to-earnings rate and a discretionary debt-to-earnings rate) and a median earnings measure.  ED will calculate these rates and measures under complex regulatory formulas outlined in the regulations and using data such as student debt (including not only Title IV loans but also certain private loans and extensions of credit), student earnings data, and comparative median earnings data for young working adults with only a high school diploma or GED.  If GCU’s programs were to yield debt-to-earnings rates or a median earnings measure that do not comply with regulatory benchmarks for two of three consecutive years, they would lose Title IV eligibility for each of the impacted educational programs.  The regulations will also require institutions to provide warnings to current and prospective students for programs in danger of losing Title IV eligibility (which could deter prospective students from enrolling and current students from continuing their respective programs).  The regulations also include provisions for providing certifications and reporting data to ED and providing required student disclosures related to gainful employment.

The regulations include gainful employment rates and measures that will be based in part on data that is not readily accessible to us or GCU, which makes it difficult for us to predict with certainty how GCU’s educational programs will perform under the new gainful employment benchmarks and the extent to which certain programs could become ineligible for Title IV participation.  ED released performance data at the time it published the proposed regulations that calculates rates for each school’s programs while acknowledging that the methodology used to produce the calculations differs from the methodology in the proposed regulations due to limitations in data availability.  Because neither we nor GCU nor ED have access to all of the data that will ultimately be used to evaluate GCU’s programs, we cannot predict whether, or the extent to which, GCU’s programs could fail to comply with the new gainful employment benchmarks.  Moreover, we do not have control over some of the factors that could impact the rates and measures for GCU’s programs which will limit our ability to eliminate or mitigate the impact of the regulations on us and GCU’s educational programs.

Although we cannot predict how GCU’s programs will perform under the new gainful employment metrics, the performance data released suggests that in general the programs that were in the “Zone” under the previous gainful employment rules - certain undergraduate teacher education and theology programs as well as certain Masters in Counseling programs - were in jeopardy of failing under the new rules.  Given that the primary issue for the undergraduate programs that are in jeopardy of failing the new rules is not high average debt levels but rather relatively low earnings rates for first year teachers, it will be difficult for GCU to make material changes to ensure these programs do not fail. The Masters of Counseling programs that are in jeopardy of failing are long duration programs as required by the programmatic accreditation standards and the Title IV regulations allow graduate students to borrow substantially more than is required to pay tuition. Accordingly, the debt levels for these programs are higher than the university’s average. Thus, the implementation of the new gainful employment regulations could require GCU to eliminate or modify these educational programs, could result in the loss Title IV Program funds for the affected programs, and could have a significant impact on the rate at which students enroll in these programs. In addition, given ED continues to refuse to recognize GCU’s non-profit status, students in GCU programs that fail the new metrics may lose Title IV eligibility.

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

Similar rules apply under state laws or are incorporated in institutional accreditation standards, and the FTC applies similar rules prohibiting any unfair or deceptive marketing practices to the education sector. On October 6, 2021 the FTC announced that it is resurrecting Penalty Offense Authority under Section 5(m) of the FTC Act. Under the FTC Act, the FTC may secure penalties against entities not a party to an original proceeding if the FTC can show that the entity had actual knowledge that the conduct in question was found to be unfair or deceptive. Entities that have actual knowledge of acts or practices the FTC has found to be unlawful and that subsequently engage in such unlawful acts or practices may be held liable for civil penalties up to $50,120 per violation. Also on October 6, 2021, in an effort to establish actual knowledge and create a pathway for penalties in the event of post-notice acts or practices, the FTC issued notice to the 70 largest for-profit schools based on enrollment and revenues. The notice included a list of acts and practices that the FTC has determined are unfair or deceptive, including but not limited to acts relating to misrepresentation of employment opportunities and other benefits, together with citation to various prior determinations from cases previously litigated by the FTC. Because of ED’s decision to continue to treat GCU as a for-profit institution for Title IV purposes, GCU received the FTC’s notice on October 7, 2021. The FTC made clear at that time that receipt of the notice itself did not reflect any assessment as to whether GCU has engaged in deceptive or unfair conduct.

If ED or another regulator determines that statements made by us or on our behalf are in violation of the regulations, we could be subject to sanctions and other liability, which could have a material adverse effect on our business.

Coordinated actions by certain federal agencies. The Transaction was approved by GCU’s Board of Trustees based on its conclusion that it would be in the best interest of GCU’s students, faculty and staff for GCU to operate under the non-profit status that it previously held prior to 2004. Prior to the closing of the Transaction, the IRS, HLC and the State of Arizona approved GCU’s non-profit designation. However, on November 6, 2019, in connection with its approval of the Transaction without conditions, ED informed GCU that GCU does not satisfy ED’s definition of a non-profit entity and, as a result, that ED will continue to treat GCU as a proprietary institution for purposes of its continued participation in Title IV programs. Upon receipt of this determination, GCU and GCE entered into ongoing discussions and negotiations that were then provided by GCU to ED regarding proposed changes to the services agreement between GCU and GCE and providing ED, upon request, with an updated transfer pricing study demonstrating that the revenue sharing arrangement reflected in the services agreement reflected fair market value for the services we provide. Despite the ongoing discussions and negotiations, ED again denied GCU’s non-profit status in January 2021.  Thereafter, in order to pursue all available avenues for recourse on this matter, GCU opted to file a lawsuit against the ED, alleging that its 2019 and 2021 decisions overstepped its authority.  That litigation currently remains ongoing. While the Company does not believe that ED’s determination, if ultimately upheld by the federal courts, will impact GCU’s ability to meet all regulatory requirements applicable to proprietary institutions, the determination not to accept GCU’s non-profit status by ED or any other federal agency, if upheld, would continue the limits currently in effect on GCU’s ability to identify itself as a non-profit university in its advertising or other materials and could adversely impact the manner in which GCU is viewed by students, prospective students, alumni, donors and other stakeholders.

Thereafter, in October 2021, at the same time that the FTC issued the notice to the 70 for-profit schools as mentioned above, the FTC issued a public statement indicating that it would coordinate efforts with ED and the VA to investigate for-profit universities in furtherance of the notice. Since the FTC’s statement, ED, the VA and the FTC have initiated multiple actions against GCU, including audits, compliance reviews, civil investigative demands, fines and lawsuits, and the FTC has initiated civil investigative demands and a lawsuit against us, that allege, among other things, misrepresentations made in connection with marketing activities, including statements made related to GCU’s non-profit status.

These actions, which are in addition to the class action and shareholder derivative action against us and certain of our directors and officers that we are currently defending and which largely also relate back to ED’s original decision to deny recognition of GCU’s non-profit status, appear to be coordinated in the manner described in the 2021 FTC statement. These actions, or any future actions by ED, FTC or any other federal or state government agencies or accrediting bodies with oversight over us or GCU, if ultimately resolved adversely to us or GCU, could result in monetary penalties and liabilities, further impact GCU’s non-profit status, and/or cause reputational harm. See Part I, Item 3. Legal Proceedings for a discussion of certain litigation matters to which we are a party. In addition, given the importance of the non-profit designation to GCU, it is also possible that GCU might request changes to our contract with them to resolve any disputes it has with government agencies over its non-profit status. At this time, we cannot predict what changes those could be or what effect any of those outcomes could have on our business.

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

ED commenced its first negotiated rulemaking on January 8, 2024 to address five of these topics: State Authorization, Cash Management, Distance Education, Returns to Title IV, and Accreditation. In addition to the session held on January 8–11, 2024, ED will hold negotiation sessions on February 5–8, 2024 and March 4–7, 2024.While we will be watching this closely, we cannot predict what, if any, impact this rulemaking will have on our university partners or on our business.

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

With respect to ED, if an institution participating in the Title IV programs plans to add a new location or educational program, the institution must generally apply to ED to have the additional location or educational program designated as within the scope of the institution’s Title IV eligibility. Institutions that are fully certified to participate in the Title IV programs are not required to obtain ED’s approval of additional programs that lead to a bachelor’s, professional, or graduate degree at the same degree level as programs previously approved by ED, and, similarly, is not required to obtain advance approval for new programs that prepare students for gainful employment in the same or a related recognized occupation as an educational program that has previously been designated by ED as an eligible program at that institution if it meets certain minimum-length requirements. GCU, because it is currently certified to participate in the Title IV programs on a provisional basis, is required to obtain ED approval for new programs, which requirement could impede GCU’s ability to introduce new programs and slow its growth.

Item 1A.       Risk Factors

There are many factors that affect our business, financial condition, operating results, and cash flows as well as the market price for our securities. The following is a description of important factors that may cause our actual results of operations in future periods to differ materially from those currently expected or discussed in forward-looking statements set forth in this Annual Report. Additional risks and uncertainties not presently known to us or that we may currently deem immaterial also may impair our business operations. Forward-looking statements and such risks, uncertainties and other factors speak only as of the date of this Annual Report, and we expressly disclaim any obligation or undertaking to update or revise any forward-looking statement contained herein, to reflect any change in our expectations with regard thereto, or any other change in events, conditions or circumstances on which any such statement is based, except to the extent otherwise required by law. See “Forward-Looking Statements.” These risk factors should be read in conjunction with other information set forth in this Annual Report, including Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, and Item 8, Consolidated Financial Statements and Supplementary Data, including the related Notes to Consolidated Financial Statements.

We currently provide services to 25 university partners across the United States, GCU is, and will for the foreseeable future remain, our most significant university partner. Accordingly, the risk factors set forth below also include risks attributable to GCU’s operations, which could materially affect us.

Risk Factor Summary

The following is a summary of the material risk factors that could adversely affect our business, financial condition, and operating results:

●	A large percentage of our revenue is attributable to our contractual relationship as a service provider to GCU, and the loss of, or a decline in enrollment in, GCU programs could significantly reduce our revenue and impact our overall financial performance.
●	GCU’s board of trustees and management have fiduciary and other duties that require them to focus on the best interests of GCU and, over time, those interests could diverge from those of GCE.
●	Our Chief Executive Officer’s role as President of GCU may adversely affect his ability to run GCE.
●	If we are determined to have paid improper incentive compensation to our covered employees, or tuition sharing arrangements are deemed to violate the incentive compensation regulations, our business will be impaired.
●	Our success depends, in part, on the effectiveness of our marketing and advertising programs in recruiting new students to enroll with our university partners. A decline in the overall growth of enrollment in post-secondary institutions, or in the number of students seeking degrees online, could cause our university partner institutions to experience lower enrollment, which could negatively impact our future growth.
●	We face competition from established and other emerging companies, which could divert university partners to our competitors, result in pricing pressure and significantly reduce our revenue.
●	We are subject to laws and regulations as a result of our collection and use of personal information, and any violations of such laws or regulations, or any breach, theft, or loss of such information, could adversely affect our reputation and operations.
●	We are required to comply with The Family Educational Rights and Privacy Act, or FERPA, and failure to do so could harm our reputation and negatively affect our business.

●	Capacity constraints, system disruptions, or security breaches in our online computer networks and phone systems could have a material adverse effect on our ability to attract and retain students.
●	We may have difficulty integrating future acquisitions, which would reduce the anticipated benefits of those transactions.
●	Our failure, or our university partners’ failure, to comply with the extensive regulatory requirements governing institutions of higher education could result in financial penalties, restrictions on our operations or growth, or loss of external financial aid funding for our university partners’ students.
●	Rulemaking by ED could materially and adversely affect our business.
●	Recently published regulations could materially and adversely affect our business.
●	If ED does not recertify a university partner institution to continue participating in the Title IV programs, the students we assist would lose their access to Title IV program funds, or a university partner institution could be recertified but be required to accept significant limitations as a condition of its continued participation in the Title IV programs.
●	A university partner institution could lose the ability to participate in the Title IV programs if it fails to maintain its institutional accreditation, and our university partners’ student enrollments could decline if a client institution fails to maintain any of its accreditations or approvals.
●	A university partner institution may lose eligibility to participate in the Title IV programs if its student loan default rates are too high.
●	A finding by ED or other regulators that we or our university partner institutions misrepresented the nature of our partner institutions’ educational programs could materially and adversely affect our business.
●	A reduction in funding or new restrictions on eligibility for the Federal Pell Grant Program, or the elimination of subsidized Stafford loans, could make college less affordable for certain students at our university partner institutions, which could negatively impact our university partner institutions’ enrollments, and thus our revenue and results of operations.
●	If our university partner institutions do not maintain state authorization, they may not operate or participate in the Title IV programs.
●	Government agencies, regulatory agencies, and third parties may conduct compliance reviews, bring claims, or initiate litigation against us or our university partners based on alleged violations of the extensive regulatory requirements applicable to us and our university partners.
●	The regulatory guidance governing third-party servicers imposes a number of requirements on our business and may expose us to liability for certain regulatory violations that are coextensive with our university partner institutions.

Risks Related to Our Relationship with GCU

A large percentage of our revenue is attributable to our contractual relationship as a service provider to GCU, and the loss of, or a decline in enrollment in, GCU programs could significantly reduce our revenue and impact our overall financial performance.

We expect the revenue derived from our Master Services Agreement with GCU to account for a large percentage of our revenue for the foreseeable future. Any decline in reputation or changes in policies of GCU that adversely affect its student enrollment and its overall financial and operating results, including as a result of adverse government actions taken against GCU, could materially impact us. Furthermore, GCU has the right to terminate the Master Services Agreement early after seven (7) years and, upon the termination or expiration of the Master Services Agreement, GCU is not required to continue using us as the provider of the services thereunder. If GCU were to terminate or not renew its relationship with us, or if its programs were to materially underperform for any reason, it could negatively affect our reputation and materially adversely impact our revenue and operating results.

GCU’s board of trustees and management have fiduciary and other duties that require them to focus on the best interests of GCU and, over time, those interests could diverge from those of GCE.

GCE believes that its relationship with GCU is and will remain strong. However, GCU has an independent board of trustees that, along with its management, have fiduciary and other duties that require them to focus on the best interests of GCU. Over time, and for various reasons, those interests could diverge from the interests of GCE. Should those interests diverge in a meaningful way, it could lead to changes in the relationship that would be adverse to GCE.

Our Chief Executive Officer’s role as President of GCU may adversely affect his ability to run GCE.

Mr. Brian E. Mueller has served as the Chief Executive Officer of GCE since 2008, the Chairman of the Board of GCE since 2017 and the President of GCU since 2012. In connection with the Transaction, the Board of Directors of GCE and the board of trustees of GCU each independently determined that Mr. Mueller should retain those roles. Accordingly, Mr. Mueller serves as the Chairman of the Board and Chief Executive Officer of GCE and as the President of GCU, although he is prohibited from serving on the board of trustees of GCU. In continuing to retain Mr. Mueller’s services, our Board and the board of trustees of GCU each recognize that Mr. Mueller’s dual role could raise conflict of interest issues. In this regard, at the time of the Transaction, GCU adopted governance provisions that prohibit Mr. Mueller from serving on the board of trustees of GCU. In addition, we and GCU also jointly imposed a structure, through GCU’s governance documents and through express provisions of the Master Services Agreement, that prevent Mr. Mueller from participating in day-to-day management of, or negotiations between GCE and GCU relating to, the Master Services Agreement. While we believe that these safeguards have worked well to date, and that Mr. Mueller’s role with GCE continues to be in the best interests of GCE and is stockholders, we remain alert to conflict issues on an ongoing basis. Any such conflicts, as well as any adverse impact that Mr. Mueller’s dual capacity could have on his ability to devote time, attention, and effort to GCE, could be detrimental to our business.

Other Risks Related to Our Business

If we are determined to have paid improper incentive compensation to our covered employees, or tuition sharing arrangements are deemed to violate the incentive compensation regulations, our business will be impaired.

An institution that participates in the Title IV programs may not provide any commission, bonus, or other incentive payment based directly or indirectly on success in securing enrollments or financial aid to any person or entity engaged in any student recruitment, admissions, or financial aid awarding activity. Current regulations provide that higher education institutions agree that it will not “provide any commission, bonus, or other incentive payment based in any part, directly or indirectly, upon success in securing enrollments or the award of financial aid, to any person or entity who is engaged in any student recruitment or admission activity, or in making decisions regarding the award of title IV, HEA program funds.” Pursuant to this regulation, we are prohibited from offering our “covered employees,” who are generally those GCE employees involved with or responsible for recruiting or admissions activities on behalf of our university partners, any bonus or incentive-based compensation based on the successful recruitment, admission or enrollment of students into a postsecondary institution. We are also precluded from offering our covered employees that work on financial aid matters (if any), any bonus or incentive-based compensation based on the award of financial aid to students enrolled in a postsecondary institution. If it were determined that any of our compensation practices violated the incentive compensation law, we could experience an adverse outcome in pending litigation and be subject to substantial monetary liabilities, fines, and other sanctions, any of which could have a material adverse effect on our business, prospects, financial condition and results of operations and could adversely affect our stock price. See Part 1, Item 3 – Litigation for a discussion of certain litigation matters to which we are a party.

In addition, the regulation raises a question as to whether companies like ours, as an entity, are prohibited from entering into tuition revenue-sharing arrangements with university partners. On March 17, 2011, ED issued official agency guidance, known as a “Dear Colleague Letter,” or the DCL, providing guidance on this point. The DCL states that “[t]he Department generally views payment based on the amount of tuition generated as an indirect payment of incentive compensation based on success in recruitment and therefore a prohibited basis upon which to measure the value of the services provided” and that “[t]his is true regardless of the manner in which the entity compensates its employees.” But the DCL also provides an important exception to the ban on tuition revenue-sharing arrangements between institutions and third parties. According to the DCL, ED does not consider payment to a third-party service provider based on the amount of tuition generated by an institution to violate the incentive compensation ban if the payment compensates an “unaffiliated third party” that provides a set of “bundled services” that includes recruitment services, such as those we provide. Example 2-B in the DCL is described as a “possible business model” developed “with the statutory mandate in mind.” Example 2-B describes the following as a possible business model:

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

Because the bundled services rule was promulgated in the form of agency guidance issued by ED in the form of a DCL and is not codified by statute or regulation, the rule could be altered or removed without prior notice, public comment period or other administrative procedural requirements that accompany formal agency rulemaking. In fact, on February 15, 2023, ED launched a review of the prohibition on incentive compensation for college recruiters, including the use of the bundled service provider rule for OPMs like us. The Department offered the public an opportunity to comment on this issue (the comment period concluded March 16, 2023) and held a “listening session” on this topic on March 8 and 9, 2023. It is unclear at this point if or when the Department will revise guidance related to this issue. Similarly, a court could invalidate the rule in an action involving our company or our university partners, or in action that does not involve us at all. The revision, removal or invalidation of the bundled services rule by Congress, ED or a court could require us to change our business model in ways that could be detrimental to our business.

Our success depends, in part, on the effectiveness of our marketing and advertising programs in recruiting new students to enroll with our university partners.

Building awareness of our university partner institutions, and the programs they offer, is critical to our ability to attract prospective students to those institutions. It is also critical to our success that we convert prospective students to enrolled students in a cost-effective manner and that these enrolled students remain active in the programs of our client institutions. The tightness of the job market has historically had an impact on our ability to successfully recruit new students especially for students considering re-careering into a different field. Historically the percentage of students we recruited that were re-careering was low but with the increase in university partners and off-campus classroom and laboratory sites and the growth in new online licensure programs by GCU, the number of students we recruit that are re-

careering is growing. Therefore, changes in the job market will impact our ability to recruit students. Some of the other factors that could prevent us from successfully recruiting, enrolling, and retaining students in those programs include:

●	the reduced availability of, or higher interest rates and other costs associated with, Title IV loan funds or other sources of financial aid;
●	the emergence of more successful competitors;
●	factors related to our marketing, including the costs and effectiveness of Internet advertising and broad-based branding campaigns and recruiting efforts;
●	performance problems with our online systems;
●	failure of our client institutions to maintain institutional and specialized accreditations;
●	the requirements of the education agencies that regulate our client institutions which could restrict their initiation of new programs and modification of existing programs;
●	the requirements of the education agencies that regulate our university partner institutions which restrict the ways schools can compensate their recruitment personnel;
●	increased regulation of online education, including in states in which our university partner institutions do not have a physical presence;
●	restrictions that may be imposed on graduates of online programs that seek certification or licensure in certain states;
●	student dissatisfaction with our services and programs;
●	damage to our reputation, or to the reputations of our university partners or other adverse effects as a result of negative publicity in the media, in industry or governmental reports, or otherwise, affecting us or other companies in the post-secondary education sector;
●	price reductions by competitors that we are unwilling or unable to match;
●	a decline in the acceptance of online education;
●	an adverse economic or other development that affects job prospects in our core disciplines; and
●	a decrease in the perceived or actual economic benefits that students derive from the programs offered by any university partner institution.

If we are unable to continue to develop awareness of the programs of our university partners, and to provide services to successfully recruit, enroll, and retain students on their behalf, enrollments at our university partners would suffer and our ability to increase revenues and maintain profitability would be significantly impaired.

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

Based on industry analyses, enrollment growth in degree-granting, post-secondary institutions is slowing and the number of high school graduates that are eligible to enroll in degree-granting, post-secondary institutions is expected to continue to decrease over the next few years. In order to maintain current growth rates, we will need to attract a larger percentage of students in existing markets to our client institutions and work with university partner institutions to create new academic programs to attract those students. In addition, if job growth in the fields related to our university partners’ core disciplines is weaker than expected, as a result of any regional or national economic downturn or otherwise, fewer students may seek the types of degrees that our clients offer. Our failure to attract new students for our university partners, or the decisions by prospective students to seek degrees in disciplines not offered by our university partners, would have an adverse impact on our future growth.

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

Our primary competitors have historically included EmbanetCompass (formerly owned by Pearson), Wiley Education Services, and 2U. There are also several new and existing vendors providing some or all of the services we provide to other segments of the education market, and these vendors may pursue the institutions we target. In addition, colleges and universities may choose to continue using or to develop their own solutions in-house, rather than pay for our solutions.

Increased competition may result in changes in the revenue share percentage we are able to negotiate to receive from a university partner. The competitive landscape may also result in longer and more complex sales cycles with a prospective university partner, which would negatively affect our ability to add additional university partners and thus our ability to grow our business.

A number of competitive factors could cause us to lose potential university partner opportunities or force us to offer our solutions on less favorable economic terms, including:

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

Due to the sensitive nature of the personal information stored on our servers, our networks may be targeted by hackers seeking to access this data. A user who circumvents security measures could misappropriate sensitive information or cause interruptions or malfunctions in our operations. Although we use security and business controls to limit access and use of personal information, a third party may be able to circumvent those security and business controls, which could result in a breach of student or employee data and privacy. In addition, errors in the storage, use, or transmission of personal information could result in a breach of privacy for current or prospective students or employees. Possession and use of personal information in our operations also subjects us to legislative and regulatory burdens that could require us to implement certain policies and procedures, such as the procedures we adopted to comply with the Red Flags Rule that was promulgated by the FTC under the federal Fair Credit Reporting Act and that requires the establishment of guidelines and policies regarding identity theft related to student credit accounts, and could require us to make certain notifications of data breaches and restrict our use of personal information. Similarly, California passed the California Consumer Privacy Act (CCPA) in 2018 (which went into effect in 2020), and there are similar bills that have been passed or are pending in a number of other states, as well. These state laws represent a trend toward stronger privacy protections and greater data transparency in the U.S. Currently, federal law legislates privacy on an industry-by-industry basis. Without an overarching federal law driving privacy compliance, the risk is high of a patchwork of privacy legislation formed by individual state laws, similar to the states’ approach to breach notification obligations. This could not only increase costs for compliance but also raise the risk of enforcement by individual state Attorneys General. A violation of any laws or regulations relating to the collection or use of personal information, including the Gramm-Leach-Bliley Act’s Safeguards Rule, could result in the imposition of fines against us. Moreover, ED has published extensive requirements for the protection of student data and has indicated such requirements may be strengthened in the future.

Additionally, university personnel or students, or our employees or independent contractors could use our online learning platform to store or process regulated personal information without our knowledge. In the event that our systems experience a data security incident, or an individual or entity accesses information without, or in excess of, proper authorization, we could be subject to data security incident notification laws, which may require prompt remediation and notification to individuals. If we are unaware of the data and information stored on our systems, we may be unable to appropriately comply with all legal obligations, and we may be exposed to governmental enforcement or prosecution actions, private litigation, fines and penalties or adverse publicity that could harm our reputation and business. As a result, we may be required to expend significant resources to protect against the threat of these security breaches or to alleviate problems caused by these breaches. A major breach, theft, or loss of personal information regarding our university partner’s students and their families or our employees that is held by us or our vendors, or a violation of laws or regulations relating to the same, could have a material adverse effect on our reputation and result in further regulation and oversight by federal and state authorities and increased costs of compliance.

We are required to comply with The Family Educational Rights and Privacy Act, or FERPA, and failure to do so could harm our reputation and negatively affect our business.

FERPA generally prohibits an institution of higher education participating in Title IV programs from disclosing personally identifiable information from a student’s education records without the student’s consent. Our university partners and their students disclose to us certain information that originates from or comprises a student education record under FERPA. As an entity that provides services to institutions participating in Title IV programs, we are indirectly subject to FERPA, and we may not transfer or otherwise disclose any personally identifiable information from a student record to another party other than in a manner permitted under the statute. If we violate FERPA, it could result in a material breach of contract with one or more of our university partners and could harm our reputation. Further, in the event that we disclose student information in violation of FERPA, ED could require a university partner to suspend our access to their student information for at least five years, which would significantly and adversely impact our ability to provide our contracted services.

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

We intend to continually evaluate potential acquisitions of complementary businesses, products, services and technologies, including those that are significant in size and scope. The risks we may encounter in acquisitions include:

●	if we incur significant debt to finance a future acquisition and our business does not perform as expected, we may have difficulty complying with debt covenants;
●	we may be unable to make a future acquisition which is in our best interest due to our existing indebtedness;
●	if we use our stock to make a future acquisition, it will dilute existing stockholders;
●	we may have difficulty integrating the operations and personnel of any acquired company;
●	the challenge and additional investment involved with integrating new products, services and technologies into our sales and marketing process;
●	our ongoing business may be disrupted by transition and integration issues;
●	the costs and complexity of integrating the internal information technology infrastructure of each acquired business with ours may be greater than expected and may require additional capital investments;
●	we may be unable to achieve the financial and strategic goals for any acquired businesses;
●	we may have difficulty in maintaining controls, procedures and policies during the transition and integration period following a future acquisition;
●	our relationships with existing clients could be adversely affected; and
●	as successor we may be subject to certain liabilities of our acquisition targets.

Our failure to effectively integrate any future acquisition would adversely affect the benefit of such transaction, including potential synergies or sales growth opportunities, in the time frame anticipated.

Our cash and cash equivalents are held at three financial institutions.

Approximately 80% of our cash and cash equivalents are held at a single financial institution and are in excess of amounts insured by the Federal Deposit Insurance Corporation (“FDIC”). This financial institution is among the largest in the United States, and we therefore believe that such funds are stable and at very low risk. The remaining approximately 20% of our cash and cash equivalents are held at two regional banks. We believe that both of these regional banks have strong balance sheets with high liquidity and low debt, and that their percentage of total uninsured deposits are similar or better than the nation’s largest banks. We believe that we have mitigated as much risk as possible by dispersing the operating funds between three banks. However, we may be subject to losses in excess of the FDIC insured limit in the event of a failure of any of these financial institutions and the subsequent lack of intervention by the federal government.

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

To participate in the Title IV programs, a school must be authorized by the appropriate state post-secondary agency or agencies, be accredited by an accrediting commission recognized by ED, and be certified as an eligible institution by ED. In addition, the operations and programs of our university partners, and any future university partners, are regulated by other state education agencies and additional accrediting commissions. As a result of these requirements, we are subject to extensive regulation from state entities, institutional accrediting commissions, specialized accrediting commissions, and ED. These regulatory requirements cover many of our operations, as well as the operations of our university partners. These include regulations related to educational programs, instructional and administrative staff, administrative procedures, marketing, recruiting, financial operations, and financial condition of any university partner. These regulatory requirements also affect our ability to assist university partner institutions with adding new educational programs and changing existing educational programs. The agencies that regulate higher education periodically revise their requirements and modify their interpretations of existing requirements. Regulatory requirements are not always precise and clear, and regulatory agencies may sometimes disagree with the way we have (or any university partner has) interpreted or applied these requirements. Any misinterpretation of regulatory requirements could materially adversely affect us. If we fail, or any university partner institution fails, to comply with any of these regulatory requirements, we or any university partner could suffer financial penalties, limitations on our operations, or other sanctions, each of which could materially adversely affect us. In addition, if we or any university partner are charged with regulatory violations, our reputation could be damaged, which could have a negative impact on our stock price and enrollments at university partner institutions. ED and other regulators have increased the frequency and severity of their enforcement actions against post-secondary schools, including our primary university partners. In some cases, these enforcement actions have resulted in material sanctions, loss of Title IV eligibility, or closure in schools. We cannot predict with certainty how all of these regulatory requirements will be applied, or whether we will be able to comply with all of the applicable requirements in the future.

Rulemaking by ED could materially and adversely affect our business.

Over the past few years, ED has regularly promulgated new regulations and guidance that impact our university partners and our business directly. These and other regulations and guidance documents, including those discussed above under “Business – Regulation,” can increase our operating costs and, in some cases, change the manner in which we operate our business. In addition, because certain of these regulations have been vacated or blocked as a result of litigation challenging the regulations, there remains substantial uncertainty regarding their present or future effectiveness or enforcement. New or amended regulations in the future, particularly regulations focused on third-party service providers, could further negatively impact our business.

Recently published regulations could materially and adversely affect our business.

In addition to other regulations discussed elsewhere (such as the new Gainful Employment regulations), on October 31, 2023, ED published final regulations regarding financial responsibility, administrative capability, certification standards and procedures, and ability to benefit. The regulations have a general effective date of July 1, 2024.

Financial Responsibility: The final regulations include an expanded list of mandatory and discretionary triggering events that could result in ED determining that an institution lacks financial responsibility and must submit to ED a letter of credit or other form of acceptable financial protection and accept other conditions on the institution’s Title IV Program eligibility.

The final regulations would, among other things, modify and substantially expand the number of triggers and, as a result, increase the likelihood that ED could impose a financial protection requirement and other conditions on our university partners. The final rules require the institution to notify ED of a triggering event and provide information demonstrating why the event does not warrant the submission of a letter of credit or imposition of other requirements. The final rules state that, if ED requires financial protection as a result of more than one mandatory or discretionary trigger, ED will require separate financial protection for each individual trigger, which could substantially increase the amount of financial protection we and other institutions could be required to provide to ED.

Examples of mandatory triggering events under the final rules include a lawsuit by a federal or state authority or a qui tam lawsuit in which the Federal government has intervened, where the suit has been pending for 120 days as measured under the regulation; an action where ED seeks to recover the cost of adjudicated claims in favor of borrowers under the Borrower Defense to Repayment regulations and the claims would lower the institution’s composite score below 1.0; certain judgments, awards, or settlements in certain lawsuits, mediations, or administrative or arbitration proceedings; certain withdrawals of owner’s equity including by dividend; gainful employment issues; accreditor requirements to submit a teach-out plan for reasons related to financial concerns; certain actions taken against a publicly-traded company or failure to timely file certain annual or quarterly reports; 90/10 Rule issues; cohort default rate issues; contributions and distributions occurring near the fiscal year end that materially impact the composite score; certain defaults or other adverse events under a financing arrangement; or certain financial exigencies or receiverships.

Examples of discretionary triggering events under the final regulations include certain accrediting agency actions, certain accreditor events, fluctuations in Title IV volume, high annual dropout rates, indicators of significant change in the financial condition of the institution, the formation by ED of a group process to consider borrower defense claims against the institution, the institution’s discontinuation of education programs affecting at least 25 percent of enrolled students receiving Title IV funds, the institution’s closure of locations that enroll more than 25 percent of its students who receive Title IV funds, certain state licensing agency actions, the loss of institutional or program eligibility in another federal educational assistance program, a requirement to disclose in a public filing that the company is under investigation for possible violations of law, or if the institution is cited and faces loss of education assistance funds from another federal agency if it does not comply with agency requirements. The final regulations also establish new rules for evaluating financial responsibility during a change in ownership.

Administrative Capability: ED assesses the administrative capability of each institution that participates in Title IV Programs under a series of separate standards. Failure to satisfy any of the standards may lead ED to find the institution ineligible to participate in Title IV Programs or to place the institution on provisional certification as a condition of its participation. The final rules add more standards related to topics such as the provision of adequate financial aid counseling and career services, ensuring the availability of clinical and externship opportunities, the disbursement of Title IV funds in a timely manner, compliance with high school diploma requirements, preventing substantial misrepresentations, complying with gainful employment requirements, and avoiding significant negative actions with a federal, state, or accrediting agency.

Certification Regulations: The final regulations expand the grounds for placing institutions on provisional certification, expand the types of conditions ED may impose on provisionally certified institutions, and expand the number of requirements contained in the institution’s program participation agreement with ED (including, among other requirements, an obligation to comply with all state laws related to closure). The final regulations, allow ED to place institutions on provisional certification if, among other reasons, the institution does not meet financial responsibility factors or administrative capability standards, if the institution is required by ED to submit a letter of credit as a result of a mandatory or discretionary triggering event, or if ED deems the institution to be at risk of closure.

An institution that is provisionally certified receives fewer due process rights than those received by other institutions in the event ED takes certain adverse actions against the institution, is required to obtain prior ED approvals of new campuses and educational programs and may be subject to heightened scrutiny by ED. Provisional certification makes it easier for ED to revoke or decline to renew our university partners’ Title IV eligibility if ED under the current administration chooses to take such an action against us and other provisionally certified for-profit schools without undergoing a formal administrative appeal process. The regulations also expand the conditions to which institutions must agree as part of their participation in the Title IV programs.

The final regulations also allow ED to determine whether to certify or impose conditions on an institution based on consideration of factors including, for example, the institution’s withdrawal rate, the amounts the institution spent on recruiting activities, advertising, and other pre-enrollment activities, and the passage rate for licensure exams for programs that are designed to meet the educational requirements for a professional license required for employment in an occupation.

The final regulations expand the types of conditions ED can impose on provisionally certified institutions including, for example, restrictions on the addition of new programs or locations, restrictions on the rate of growth or new enrollment of students or of Title IV volume, restrictions on the institution providing a teach-out on behalf of another institution, restrictions on the acquisition of another participating institution (including financial protection requirements), additional reporting requirements, limitations on entering into certain written arrangements with institutions or entities for providing part of an educational program, requirements to submit marketing and recruiting materials to ED for approval (if the institution is alleged or found to have engaged in substantial misrepresentations to students, engaged in aggressive recruiting practices, or violated incentive compensation rules), reporting requirements for institutions that received a government formal inquiry such as a subpoena related to its marketing or recruitment or its federal financial aid, and other potential conditions imposed by ED.

We are still reviewing the final regulations and cannot predict the ultimate impact of the final regulations on gainful employment and the other topics discussed above, but the final regulations impose a broad range of additional requirements on institutions, which increase the possibility that our university partners could be subject to additional reporting requirements, potential liabilities and sanctions, and potential loss of Title IV eligibility if our efforts, or the efforts of our university partners, to modify operations to comply with the new regulations are unsuccessful, which could have a significant impact on our business and results of operations.

ED commenced negotiated rulemaking meetings in October 2023 aimed at developing new regulations related to providing student debt relief. The meetings concluded in December 2023 and are expected to lead to the publication of proposed regulations next year and, after a period of public notice and comment, final regulations. The rulemaking process is in its earliest stages. We cannot predict the timing, content, or potential impact of any final regulations that might emerge from this process.

If ED does not recertify a university partner institution to continue participating in the Title IV programs, the students we assist would lose their access to Title IV program funds, or a university partner institution could be recertified but be required to accept significant limitations as a condition of its continued participation in the Title IV programs.

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

As an example, on November 6, 2019, ED informed GCU that it had approved the Transaction and granted to GCU a provisional PPA, permitting GCU to participate in Title IV, HEA programs on a provisional basis for the period through September 30, 2022.  This PPA, which was granted on a provisional basis due to the fact that the Transaction constituted a change of control of GCU, was granted without any requirement to post a letter of credit or any growth restrictions.  Accordingly, GCU is authorized to participate in Title IV, HEA programs for the stated period. As required, GCU filed a renewal application three months in advance of the scheduled expiration date and continued to participate on a month-to-month extension of the PPA while the Department completed its review of the application. As of June 30, 2023, the University continued to participate in Title IV programs under the terms of the PPA pursuant to the month-to-

month extension. The Department approved and the parties executed a new Provisional Program Participation Agreement on September 29, 2023, which expires June 30, 2026.

For a school that is certified on a provisional basis, ED may revoke the institution’s certification without advance notice or advance opportunity for the institution to challenge that action. To our knowledge, such action is very rare and has only occurred upon a determination that an institution is in substantial violation of material Title IV requirements.

There can be no assurance that ED will recertify any university partner institution or that it will not impose conditions or other restrictions on any university partner institution as a condition of approving any future recertification. If ED does not renew or withdraws certification to participate in the Title IV programs from any university partners, students at that institution would no longer be able to receive Title IV program funds. Alternatively, ED could renew a university partner institution’s certification, but restrict or delay students’ receipt of Title IV funds, limit the number of students to whom it can disburse such funds, or place other restrictions on the institution, or it could delay recertification after any university partners’ program participation agreement expires, in which case our university partner’s certification would continue on a month-to-month basis. Any of these outcomes could have a material adverse effect on our university partners’ enrollments and us.

A university partner institution could lose the ability to participate in the Title IV programs if it fails to maintain its institutional accreditation, and our university partners’ student enrollments could decline if a client institution fails to maintain any of its accreditations or approvals.

An institution must be accredited by an accrediting commission recognized by ED in order to participate in the Title IV programs. Our primary university partner, GCU, has been regionally accredited by the HLC and its predecessor since 1968, most recently obtaining reaccreditation in 2017 for the ten-year period through 2027, and the HLC approved the Transaction in February 2018. Some of our other university partners are accredited by HLC while the others are accredited by different accrediting bodies that are likely to have standards that are different from those of the HLC. Accrediting bodies review the accredited status of institutions periodically (for example, the HLC reviews institutions every ten years, along with a mid-term report in year four).

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

To participate in the Title IV programs, an institution must either satisfy specific quantitative standards of financial responsibility prescribed by ED or post a letter of credit in favor of ED and possibly accept operating restrictions as well. These financial responsibility tests are applied to each institution on an annual basis based on the institution’s audited consolidated financial statements, and may be applied at other times, such as if the institution undergoes a change in control. These tests may also be applied to an institution’s parent company or other related entity. The operating restrictions that may be placed on an institution that does not meet the quantitative standards of financial responsibility include being transferred from the advance payment method of receiving Title IV program funds to either the reimbursement or the heightened cash monitoring system, which could result in a significant delay in the institution’s receipt of those funds. As a service provider, we are not directly subject to this regulation. However, if ED were to determine that a university partner institution did not meet the financial responsibility standards due to a failure to meet the composite score or other financial responsibility factors, ED could impose a range of sanctions on the institution, such as requiring the institution to post a letter of credit, accept provisional certification (which would hamper the ability of the institution to add new programs), comply with additional ED monitoring requirements, agree to receive Title IV program funds under an arrangement other than ED’s standard advance funding arrangement, such as the reimbursement system of payment or heightened cash monitoring, and to comply with or accept other limitations on the ability to increase the number of programs offered by our client institutions or the number of students they enroll, any of which sanctions could have an adverse impact on our business. For example, GCU, calculated its composite score with respect to its fiscal years ending June 30, 2023 and 2022. As of June 30, 2023 and 2022, GCU’s composite score per GCU’s audited financial statements was 1.8 and 1.8, respectively, using the proprietary school calculation. If GCU’s future composite scores do not exceed 1.5, ED could impose sanctions. If any such sanctions were imposed on GCU or one of our other partners, it could have a negative impact on our ability to conduct our business. In addition, if its composite score dropped low enough, it could cause GCU to be ineligible for participation in NC-SARA, which would require GCU to become authorized in numerous states in which it operates or has students.

In addition, there are a number of other financial responsibility standards that institutions must comply with, some of which were revised on October 31, 2023 and are discussed above. The failure to comply with these standards could also result in the imposition of various sanctions, such as the imposition of letters of credit on GCU or one of our other partners. If any such sanctions were imposed on GCU or one of our other partners, it could have a negative impact on our ability to conduct our business.

If our university partner institutions do not comply with ED’s administrative capability standards, we could suffer harm.

To continue participating in the Title IV programs, an institution must demonstrate to ED that the institution is capable of adequately administering the Title IV programs under specific standards prescribed by ED. These administrative capability criteria require, among other things, that the institution have an adequate number of qualified personnel to administer the Title IV programs, have adequate procedures for disbursing and safeguarding Title IV funds and for maintaining records, submit all required reports and consolidated financial statements in a timely manner, and not have significant problems that affect the institution’s ability to administer the Title IV programs. As a service provider, we assist our university partners with some facets of these areas. As such, we must be mindful of, and compliant with, the administrative capability requirements. If our university partner institutions fail to satisfy any of these criteria, ED may assess financial penalties against such institutions, restrict the manner in which those institutions receive Title IV funds, require them to post a letter of credit, place them on provisional certification status, or limit or terminate participation in the Title IV programs, any of which could materially adversely affect us. These regulations were also recently revised, as discussed, and there may be additional restrictions or requirements that may create additional hurdles to compliance or otherwise materially adversely affect us. As a third-party servicer, if we are the cause of the administrative deficiency, we may also face monetary sanctions and actions to limit, suspend, or terminate our ability to offer those and other services to institutions of higher education.

A finding by ED or other regulators that we or our university partner institutions misrepresented the nature of our partner institutions’ educational programs could materially and adversely affect our business.

The HEA prohibits an institution that participates in Title IV programs from engaging in “substantial misrepresentation” of the nature of its educational program, its financial charges, or the employability of its graduates. Under these rules, a misrepresentation is any statement made by the institution or a third party that provides educational programs, marketing, advertising, recruiting, or admissions services to the institution that is false, erroneous or has the likelihood or tendency to deceive or confuse. A substantial misrepresentation is any misrepresentation on which the person to whom it was made could reasonably be expected to rely, or has reasonably relied, to that person’s detriment. The regulation also covers statements made by any representative of an institution, including agents, employees and subcontractors, and statements made directly or indirectly to any third party, including state agencies, government officials or the public, and not just to students or prospective students. Considering the breadth of the definition of “substantial misrepresentation,” it is possible that despite our efforts to prevent such misrepresentations, our employees or contractors may make statements on behalf of our university partner institutions that could be construed as substantial misrepresentations for which our current and any future university partners would be held responsible by ED. We and our employees and subcontractors, as agents of our university partners, must use a high degree of care to comply with such rules and are prohibited by contract from making any false, erroneous or misleading statements about our university partners. To avoid an issue under the misrepresentation rule and similar rules, we assure that all marketing materials are approved in advance by our university partners before they are used by our employees and we carefully monitor our employees and subcontractors conversations with students and prospective students.

Despite our best efforts, we or our university partners may face complaints from our university partners’ students and prospective students over statements made by us and our agents throughout the conduct of all our services which would expose our university partners, and derivatively us, to increased risk of enforcement action and applicable sanctions or other penalties and increased risk of private qui tam actions under the Federal False Claims Act. Also, if ED determines that an institution (including its contractors) has engaged in substantial misrepresentation, ED may revoke an institution’s program participation agreement, impose limitations on the institution’s participation in Title IV programs, deny applications from the institution for approval of new programs or locations or other matters, or initiate proceedings to fine the institution or limit, suspend, or terminate its eligibility to participate in Title IV programs. For example, in October 2023, ED imposed a fine of $37 million on GCU (which GCU is appealing) related to alleged misrepresentation by GCU regarding the costs of certain doctorate programs. Similar rules apply under state laws or are incorporated in institutional accreditation standards. The FTC applies similar rules prohibiting any unfair or deceptive marketing practices to the education sector and recently filed a complaint against us and GCU related in part to these matters. See Part I, Item 3 – Legal Proceedings – FTC Complaint. If ED or another regulator determines that statements made by us or on our university partner’s behalf are in violation of the regulations, we could be subject to sanctions, legal actions, and other liability, which could have a material adverse effect on our business.

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

A reduction in funding or new restrictions on eligibility for the Federal Pell Grant Program, or the elimination of subsidized Stafford loans, could make college less affordable for certain students at our university partner institutions, which could negatively impact our university partner institutions’ enrollments, and thus our revenue and results of operations.

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

Laws, regulations, or interpretations related to doing business over the Internet could also increase our cost of doing business and affect our ability to recruit students in particular states, which could, in turn, negatively affect enrollments and revenues and have a material adverse effect on our business. As discussed, ED has started a new negotiated rulemaking addressing state authorization which implicates SARA. While no regulations have been published, any regulation could have a material adverse effect on our business.

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

Government agencies, regulatory agencies, and third parties may conduct compliance reviews, bring claims, or initiate litigation against us or our university partners based on alleged violations of the extensive regulatory requirements applicable to us and our university partners.

Because our university partner institutions operate in a highly regulated industry, they are subject to program reviews, audits, investigations, claims of non-compliance, and lawsuits by government agencies, regulatory agencies, students, employees, stockholders, and other third parties alleging non-compliance with applicable legal requirements, many of which are imprecise and subject to interpretation. Similarly, we could be subject to those same reviews. If the result of any such proceeding is unfavorable to our university partners, they may lose or have limitations imposed on their state licensing, accreditation, or Title IV program participation; be required to pay monetary damages (including triple damages in certain whistleblower suits); or be subject to fines, injunctions, or other penalties, any of which could have a material adverse effect on their business, prospects, financial condition, and results of operations. In addition, our largest university partner, GCU, has been subject to additional scrutiny. In October 2021, the FTC issued a public statement indicating that it would coordinate efforts with ED and the VA to investigate for-profit universities, a category that includes GCU due to ED’s 2019 decision that GCU does not satisfy ED’s definition of a non-profit entity and, as a result, that ED will continue to treat GCU as a proprietary institution for purposes of its continued participation in Title IV programs. Since the FTC’s statement, ED, the VA and the FTC have initiated multiple actions against GCU, including audits, compliance reviews, civil investigative demands, fines and lawsuits, and the FTC has initiated civil investigative demands and a lawsuit against us, that allege, among other things, misrepresentations made in connection with marketing activities, including statements made related to GCU’s non-profit status. See “– Regulation of Our University Partners - Coordinated action by federal agencies.” These actions, taken as a whole, appear to be coordinated in the manner described in the 2021 FTC statement. These actions, or any future actions by ED, FTC or any other federal or state government agencies or accrediting bodies with oversight over us or GCU, if ultimately resolved adversely to us or GCU, could result in monetary penalties and liabilities, further impact GCU’s non-profit status, and/or cause reputational harm. In addition, given the importance of the non-profit designation to GCU, it is also possible that GCU might request changes to our contract with them to resolve any disputes it has with government agencies over its non-profit status. At this time, we cannot predict what changes those could be or what effect any of those outcomes could have on our business. Claims and lawsuits, and other regulatory actions, brought or taken against us or our university partners, even if they are without merit, may also result in adverse publicity, negatively affect the market price of our stock, adversely affect student enrollments, and reduce the willingness of third parties to do business with us. Even if we or our university partners adequately address the issues raised by any such proceeding and successfully defend against it, we may have to devote significant financial and management resources to address these issues, which could harm our business. See Part 1, Item 3 – Litigation for a discussion of certain litigation matters to which we are a party.

The regulatory guidance governing third-party servicers imposes a number of requirements on our business and may expose us to liability for certain regulatory violations that are coextensive with our university partner institutions.

A “Third-party servicer” is any person or entity used by “any eligible institution of higher education to administer, through either manual or automated processing, any aspect of such institution’s student assistance programs.” Third party servicers must comply with a number of requirements. For example, they must conduct and submit to ED compliance audits under 34 C.F.R. § 668.23. In addition, they must comply with the requirements of 34 C.F.R. § 668.25, which requires third-party servicers, in their contracts with institutions, to be contractually obligated to, among other things:

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

We are also subject to a number of data security and privacy regulations given our role as a third-party servicer and these standards are evolving. To the extent we continue to provide third party servicer functions, we will be subject to these requirements, the compliance with which can materially impact our business model. Additionally, on January 4, 2023, ED announced their intention to issue new regulations in eight different areas of higher education regulations via negotiated rulemaking including those regulations related to third-party services. ED has not put forth any specific proposals at this time, although it has indicated an intent to publish sub-regulatory guidance on this topic some time in 2024. We will monitor this rulemaking as it develops.

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

Changing requirements related to data privacy may create increased costs and operational difficulties for university partner institutions and, potentially, for GCE.

On December 18, 2020, ED announced that it was finalizing a new Campus Cybersecurity Program framework. This proposed multi-year phased implementation would begin with a self-assessment of the National Institute of Standards and Technology Special Publication 800–171 Rev. 2, Controlled Unclassified Information in Nonfederal Systems (NIST 800–171 Rev. 2) readiness and outreach activities. ED specifically said it was “committed to fully advancing and encouraging all postsecondary institutions implementation of NIST 800-171 controls.” This announcement was addressed both to institutions of higher education and their third-party servicers. On February 9, 2023, ED issued Electronic Announcement GEN 23-09 stating, among other items “The Department will issue guidance on NIST 800-171 compliance in a future Electronic Announcement, but again encourages institutions to begin incorporating the information security controls required under NIST 800-171 into the written information security program required under GLBA as soon as possible.”

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

Natural events, health epidemics (such as the COVID-19 pandemic), acts of God, terrorist attacks and other acts of violence, computer cyber-terrorism or other catastrophes could result in significant worker absenteeism, increased student attrition rates for our university partners, lower asset utilization rates, voluntary or mandatory closure of facilities, our inability to meet dynamic employee health and safety requirements, our inability to meet contractual service levels, our inability to procure essential supplies, travel restrictions on our employees and other disruptions to our business. In addition, these events could adversely affect the economy, financial markets and activity levels of our university partners. Any of these events, their consequences or the costs related to mitigation or remediation could have a material adverse effect on our business, financial condition, results of operations and prospects.

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

The activity within the trading market for our common stock depends in part on the research and reports that industry or financial analysts publish about us, our business and the education services sector in which we operate. If analysts cease coverage of us or our sector, we could lose visibility in the market for our stock, which in turn could cause our stock price to decline. In addition, if one or more of the analysts covering us were to downgrade their estimates or evaluations of our stock, the price of our stock could decline.

Because we do not anticipate paying any cash dividends on our common stock in the foreseeable future, capital appreciation, if any, will be your sole source of gains and you may never receive a return on your investment.

You should not rely on an investment in our common stock to provide dividend income. We have not declared or paid cash dividends on our common stock to date. We currently intend to retain our future earnings, if any, to fund the development and growth of our business or to repurchase shares of our common stock. In addition, the terms of our prior credit facility limited, and the terms of any future debt agreements are likely to similarly limit, our ability to pay dividends. As a result, capital appreciation, if any, of our common stock will be your sole source of gain for the foreseeable future. Investors seeking cash dividends should not purchase our common stock.

Item 1B.        Unresolved Staff Comments

None.

Item 1C.         Cybersecurity

Like all companies that utilize technology, we are subject to threats of breaches of our technology systems. To mitigate the threat to our business, we take a comprehensive approach to cybersecurity risk management. Our Board and our management actively oversee our risk management program, including the management of cybersecurity risks. We have established policies, standards, processes and practices for assessing, identifying, and managing material risks from cybersecurity threats, including those discussed in our Risk Factors. We have devoted significant financial and personnel resources to implement and maintain security measures to meet regulatory requirements and stakeholder expectations, and we intend to continue to make significant investments to maintain the security of our data and cybersecurity infrastructure. While there can be no guarantee that our policies and procedures will be properly followed in every instance or that those policies and procedures will be effective, we believe that the Company’s sustained investment in people and technologies have contributed to a culture of continuous improvement that has put the Company in a position to protect against potential compromises and we do not believe that risks from prior cybersecurity threats, including as a result of any previous cybersecurity incident, have materially affected our business to date. We can provide no assurance that there will not be incidents in the future or that past or future attacks will not materially affect us, including our business strategy, results of operations, or financial condition.

Risk Management and Strategy

At a high level, the key objectives for the Company’s cybersecurity program are to implement and sustain effective security controls to stop intrusion attempts and to maintain and continuously improve its ability to respond to attacks and incidents. Success in achieving these objectives relies upon using quality technology solutions, cultivating and maintaining a team of skilled professionals, and improving processes continuously. Our cybersecurity program in particular focuses on the following key areas:

Risk Assessment: At least annually, we conduct a cybersecurity risk assessment that takes into account information from internal stakeholders, known information security vulnerabilities, and information from external sources, including reported security incidents that have impacted other companies, industry trends, and evaluations by third parties and consultants. The results of the assessment are used to develop initiatives to enhance our security controls, make recommendations to improve processes, and inform a broader Company-wide risk assessment that are then reported to our Board, Audit Committee and members of management.

Technical Safeguards: We regularly assess and deploy technical safeguards designed to protect our information systems from cybersecurity threats. Such safeguards are regularly evaluated and improved based on vulnerability assessments, cybersecurity threat intelligence and incident response experience.

Incident Response and Recovery Planning: We have established comprehensive incident response and recovery plans that guide our response in the event of a cybersecurity incident. We continuously test and evaluate the effectiveness of those plans.

 Vendor Risk Management: We have implemented a robust vendor risk management program, which is designed to identify and mitigate cybersecurity threats associated with our use of third-party service providers. Such providers are subject to security risk assessments at the time of onboarding, contract renewal, and upon detection of an increase in risk profile. We use a variety of inputs in such risk assessments, including information supplied by providers in response to detailed questionnaires and meetings as well as information from third parties. In addition, we require our providers to meet appropriate security requirements, controls and responsibilities and investigate security incidents that have impacted our third-party providers, as appropriate. Contract language, purchasing decisions, and/or technology implementation strategies are frequently adjusted as a result of this process.

Education and Awareness: Our policies require each of our employees to contribute to our data security efforts. We regularly remind employees of the importance of handling and protecting data, including through annual privacy and security training to enhance employee awareness of how to detect and respond to cybersecurity threats. In this regard, the Company has implemented policies and procedures for all employees including: (i) information security/cybersecurity policies, which are internally available for all employees, (ii) information security/cybersecurity awareness training; (iii) a clear escalation process which employees can follow in the event an employee notices something suspicious; and (iv) ensuring that information security/cybersecurity is part of the employee performance evaluation and/or disciplinary process.

Governance Disclosure

Board Oversight: The Board, in coordination with the Audit Committee of the Board, has responsibility for managing the overall risk strategy for the Company, including cyber security risk. They receive regular reports from management about the prevention, detection, mitigation, and remediation of cybersecurity incidents, including material security risks and information security vulnerabilities. Our Audit Committee directly oversees our cybersecurity program. The Audit Committee receives regular updates from management on cybersecurity risk resulting from risk assessments, progress of risk reduction initiatives, external auditor feedback, control maturity assessments, and relevant internal and industry cybersecurity incidents.

Management’s Role: The Company employs a dedicated Chief Information Security Officer (“CISO”) who has primary responsibility for assessing and managing material cybersecurity risks. Our CISO reports to the Audit Committee of the Board quarterly, to provide updates on any new developments and about the effectiveness of the security program. On behalf of the Audit Committee, the CISO administers a robust risk management program carried out by the Governance, Risk, and Compliance (GRC) team, which is integrated as part of the procurement process when making technology purchases, and also makes recommendations on security policies and procedures, security requirements, and risk mitigation strategies. Our CISO is supported by a highly skilled team of information security professionals, many of whom have advanced certifications and/or graduate degrees relevant to their job requirements. Our team has participated in multiple national and international cyber security exercises, including Cyber Storm, the national training exercise run by the US Department of Homeland Security in conjunction the US Cybersecurity and Infrastructure Security Agency. Our CISO works closely with our Chief Risk Officer to provide risk reporting and ensure security and compliance.

Chief Information Security Officer: Our CISO has led the Company’s security team for almost seven years, overseeing the implementation of multiple new technologies and processes to help protect the organization. Prior to joining the Company, he served as a Subject Mater Expert for Threat Prevention at a cyber security firm, consulted for local government, held other security and technology roles in higher education, and served in the US Navy. He is also a co-author/contributor for the joint book project, Understanding New Security Threats published by Routledge in 2019, and has published articles and made conference keynote and podcast appearances over the years on cybersecurity topics.

For more information regarding the risks we face from cybersecurity threats, please see “Risk Factors.”

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

In addition to its owned facilities, GCE leases 35 off-campus classroom and laboratory sites for use in serving its university partners, four office locations in California, and office space in Indianapolis, Indiana. GCE has commitments to add more off-campus classroom and laboratory sites as of December 31, 2023 that have not yet commenced and plans to add additional off-campus classroom and laboratory sites in Arizona and in other states in the U.S. to accommodate our growth plans in 2024 and beyond. GCE works to maximize energy efficiency and minimize environmental impact in operating its leased facilities just as it does with its owned properties.

Item 3.          Legal Proceedings

For information regarding our other material pending legal proceedings, see the sections entitled Pending Litigation Matters within Note 8 Commitments and Contingencies of our notes to consolidated financial statements included in Part IV, Item 15 of this report, which section is incorporated by reference into this Part I, Item 3.

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

Holders

As of December 31, 2023, there were approximately 171 registered holders of record of common stock. A substantially greater number of holders of common stock are “street name” or beneficial holders, whose shares are held of record by banks, brokers and other financial institutions.

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

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

In January 2021, July 2021, January 2022, October 2022 and October 2023 our Board of Directors increased the authorization under its existing stock repurchase program by $100.0 million, $970.0 million, $175.0 million, $200.0 million and $200.0 million respectively, reflecting an aggregate authorization for share repurchases since the initiation of the program of $2,045.0 million. The current expiration date on the repurchase authorization by our Board of Directors is March 1, 2025. Repurchases occur at the Company’s discretion and the Company may modify, suspend or discontinue the repurchase authorization at any time. Repurchases may be made in the open market or in privately negotiated transactions, pursuant to the applicable Securities and Exchange Commission rules. The amount and timing of future share repurchases, if any, will be made as market and business conditions warrant.

Since the initial approval of our share repurchase plan, we have repurchased 22,741,679 shares of common stock at an aggregate cost of $1,779.9 billion, which purchases are recorded at cost in the accompanying December 31, 2023 consolidated balance sheet and statement of stockholders’ equity. At December 31, 2023, there remained $265.1 million available under our current share repurchase authorization. During the fourth quarter and the year ended December 31, 2023, GCE repurchased 134,747 and 1,169,396 shares of common stock, respectively, at an aggregate cost of $16.8 million and $130.8 million, respectively.

The following table sets forth our share repurchases of common stock and our share repurchases in lieu of taxes, which are not included in the repurchase plan totals as they were effected in conjunction with the vesting of restricted share awards, during each period in the fourth quarter of fiscal 2023:

			Total Number of	Maximum Dollar
			Shares Purchased as	Value of Shares
		Average	Part of Publicly	That May Yet Be
	Total Number of	Price Paid	Announced	Purchased Under
Period	Shares Purchased	Per Share	Program	the Program
Share Repurchases
October 1, 2023 – October 31, 2023	81,543	$116.45	81,543	$272,400,000
November 1, 2023 – November 30, 2023	19,235	$137.07	19,235	$269,800,000
December 1, 2023 – December 31, 2023	33,969	$138.56	33,969	$265,100,000
Total	134,747	$124.97	134,747	$265,100,000
Tax Withholdings
October 1, 2023 – October 31, 2023	—	$—	—	$—
November 1, 2023 – November 30, 2023	—	$—	—	$—
December 1, 2023 – December 31, 2023	—	$—	—	$—
Total	—	$—	—	$—

GCE Stock Performance

The following graph compares the cumulative total return of our common stock with the cumulative total returns of the S&P 500 Index and our education services peer group of eight companies that includes: Wiley Education Services, Pearson plc, CHEGG, Inc., Laureate Education, Inc., Strategic Education, Inc., Adtalum Global Education, Inc., 2U, Inc. and Coursera. The graph also includes for the required transition year, our 2020 selected education peer group of seven companies that includes: Wiley Education Services, Pearson plc, CHEGG, Inc., Laureate Education, Inc., Strategic Education, Inc., Adtalum Global Education, Inc., and 2U, Inc. This chart assumes that an investment of $100 was made in our common stock, in the index, and in the peer group on December 31, 2018 and that all dividends paid (if any) were reinvested, and tracks the relative performance of such investments through December 31, 2023.

	12/18	12/19	12/20	12/21	12/22	12/23
Grand Canyon Education, Inc.	100.00	99.64	96.85	89.15	109.90	137.34
S&P 500	100.00	131.49	155.68	200.37	164.08	207.21
2023 Peer Group	100.00	92.63	115.69	92.75	85.84	91.41

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

Item 6.       [Reserved]

Item 7.      Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations for the years ended December 31, 2023 and 2022 should be read in conjunction with our consolidated financial statements and related notes that appear in Item 8, Consolidated Financial Statements and Supplementary Data. In addition to historical information, the following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to these differences include those discussed below and elsewhere in this Annual Report on Form 10-K, particularly in Special Note Regarding Forward-Looking Statements and in Item 1A, Risk Factors.

Executive Overview

GCE is a publicly traded education services company dedicated to serving colleges and universities. GCE has developed significant technological solutions, infrastructure and operational processes to provide services to these institutions on a large scale. GCE’s most significant university partner is GCU, a comprehensive regionally accredited university that offers graduate and undergraduate degree programs, emphases and certificates across ten colleges both online, on ground at its campus in Phoenix, Arizona and at six off-campus classroom and laboratory sites.

In January 2019, GCE began providing education services to numerous university partners across the United States, through our wholly owned subsidiary, Orbis Education. In the healthcare field, we work in partnership with universities and healthcare networks across the country, offering healthcare-related academic programs at off-campus classroom and laboratory sites located near healthcare providers and developing high-quality, career-ready graduates, who enter the workforce ready to meet the demands of the healthcare industry. In addition, we have provided certain services to a university partner to assist them in expanding their online graduate programs. As of December 31, 2023, GCE provides education services to 25 university partners across the United States.

We seek to add additional university partners and to introduce additional programs with both our existing partners and with new partners. We may engage with both new and existing university partners to offer healthcare programs, online only or hybrid programs, or, as is the case for our most significant partner, GCU, both healthcare and other programs. In addition, we have centralized a number of services that historically were provided separately to university partners of Orbis Education; therefore, we refer to all university partners as “GCE partners” or “our partners”. We do disclose significant information for GCU, such as enrollments, due to its size in comparison to our other university partners.

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

Income taxes. We recognize the amount of taxes payable or refundable for the current year and deferred tax assets and liabilities for future tax consequences of events that have been recognized in our consolidated financial statements or tax returns. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which the temporary differences are expected to be realized. Our deferred tax assets are subject to periodic recoverability assessments. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount that more likely than not will be realized. Realization of the deferred tax assets is principally dependent upon achievement of projected future taxable income offset by deferred tax liabilities. We evaluate the realizability of the deferred tax assets annually. Since becoming a taxable corporation in August 2005, we have not recorded any valuation allowances to date on our deferred income tax assets. We evaluate and account for uncertain tax positions using a two-step approach. Recognition occurs when we conclude that a tax position based solely on its technical merits, is more-likely-than-not to be sustained upon examination. Measurement determines the amount of benefit that is greater than 50% likely to be realized upon the ultimate settlement with a taxing authority that has full knowledge of the facts. Derecognition of a tax position that was previously recognized occurs when we determine that a tax position no longer meets the more-likely-than-not threshold of being sustained upon examination. As of December 31, 2023 and 2022, GCE has reserved approximately $13,631 and $15,862, respectively, for uncertain tax positions, including interest and penalties.

Results of Operations

For a discussion of the results of operations for fiscal year 2022 vs 2021, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K filed with the SEC for the fiscal year ended December 31, 2022 incorporated herein by reference.

The following table sets forth certain income statement data as a percentage of revenue for each of the periods indicated. Amortization of intangible assets have been excluded from the table below:

	Year Ended December 31,
	2023	2022
Costs and expenses
Technology and academic services	16.1%	16.5%
Counseling services and support	31.5	30.0
Marketing and communication	21.1	21.5
General and administrative	4.5	5.0

Year Ended December 31, 2023 Compared to Year Ended December 31, 2022

Service revenue. Our service revenue for the year ended December 31, 2023 was $960.9 million, an increase of $49.6 million, or 5.4%, as compared to service revenue of $911.3 million for the year ended December 31, 2022. The increase year over year in service revenue was primarily due to an increase in GCU enrollments to 117,279 at December 31, 2023, an increase of 8.0% over enrollments at December 31, 2022. Partner enrollments totaled 121,250 at December 31, 2023 as compared to 112,955 at December 31, 2022. University partner enrollments at our off-campus classroom and laboratory sites were 4,481, a decrease of 3.3% over enrollments at December 31, 2022, which includes 510 and 320 GCU students at December 31, 2023 and 2022, respectively. None of our ABSN partners stopped admitting new students due to the clinical faculty challenges that began during the pandemic, however some locations that were scheduled to open were delayed and some existing partners have experienced reduced incoming cohort sizes which has slowed the growth. We believe the growth in the number of ABSN students is also being negatively impacted by the strong job market as these students have historically been individuals with already completed bachelor’s degrees choosing to re-career into one of these health professions. To address this challenge, we have been working with a number of our university partners to adjust their programs to allow students with the required education experience but without a completed bachelor’s degree to enter their programs. The majority of those partners that have made the adjustment to admit students without a completed bachelor’s degree had new enrollment growth on a year over year basis in the Fall 2023 semester. We opened six new off-campus classroom and laboratory sites in the year ended December 31, 2022 and five sites in the year ended December 31, 2023 increasing the total number of these sites to 40 at December 31, 2023. Enrollments for GCU ground students were 25,209 at December 31, 2023 up from 24,943 at December 31, 2022. GCU online enrollments were 92,070 at December 31, 2023, up from 83,696 at December 31, 2022, an increase of 10.0% between years

Technology and academic services. Our technology and academic services expenses for the year ended December 31, 2023 were $154.9 million, an increase of $4.4 million, or 2.9%, as compared to technology and academic services expenses of $150.5 million for the year ended December 31, 2022. This increase was primarily due to increases in occupancy and depreciation and other technology and academic costs of $4.2 million and $1.9 million, respectively, partially offset by a decrease in employee compensation and related expenses, including share-based compensation and benefit costs of $1.7 million. These increases in occupancy and depreciation and other technology and academic costs were primarily due to the costs associated with the increased number of off-campus classroom and laboratory sites. The decrease in employee compensation and related expenses is primarily due to decreased faculty reimbursements to our university partners due to the decline in some of our other partners’ enrollments and changes in our agreements with certain university partners whereby we no longer reimburse these partners for their faculty costs. Such decreases were partially offset by increased headcount to support our university partners, and their increased enrollment growth, tenure-based salary adjustments and the increased number of off-campus classroom and laboratory sites year over year. Our technology and academic services expenses as a percentage of service revenue decreased 0.4% to 16.1% for the year ended December 31, 2023, from 16.5% for the year ended December 31, 2022 due primarily to the decreased faculty reimbursements between years. We anticipate that technology and academic services expenses as a percentage of revenue will continue to increase in the future as we open more off-site classroom and laboratory sites although these increases might be offset by lower faculty reimbursements if more partners choose to adjust their contracts.

Counseling services and support. Our counseling services and support expenses for the year ended December 31, 2023 were $302.3 million, an increase of $29.0 million, or 10.6%, as compared to counseling services and support expenses of $273.3 million for the year ended December 31, 2022. This increase was primarily attributable to increases in employee compensation and related expenses including share-based compensation and benefit expenses and increases in other counseling services and support expenses of $25.3 million and $4.1 million, respectively. These increases were partially offset by decreases in depreciation, amortization and occupancy costs of $0.4 million. The increases in employee compensation and related expenses were primarily due to increased headcount to support our university partners, and their planned increases in enrollment, tenure-based salary adjustments and the increased number of off-campus classroom and laboratory sites open year over year. The increase in other counseling services and support expenses is primarily the result of increased travel costs for our university partners. Our counseling services and support expenses as a percentage of service revenue increased 1.5% to 31.5% for the year ended December 31, 2023, from 30.0% for the year ended December 31, 2022 primarily due to increased travel costs and the increase in our employee base and their compensation to meet our university partners’ growth expectations and retain our employees increasing at a faster rate than revenue growth as our partners’ programs that are growing at a more accelerated rate generally cost more to service. We anticipate that counseling services and support expenses will continue to increase in the future as we continue to invest to meet our partners’ needs but are hopeful that we will see leverage in counseling services and support expenses as a percentage of revenue in 2024.

Marketing and communication. Our marketing and communication expenses for the year ended December 31, 2023 were $202.8 million, an increase of $6.7 million, or 3.4%, as compared to marketing and communication expenses of $196.1 million for the year ended December 31, 2022. This increase was primarily attributable to the increased cost to market our university partners’ programs and due to the marketing of new university partners and new off-campus classroom and laboratory sites which resulted in increased advertising of $6.4 million and increased employee compensation expenses and related expenses including share-based compensation of $0.6 million, partially offset by a decrease in other marketing supplies of $0.3 million. Our marketing and communication expenses as a percentage of service revenue decreased by 0.4% to 21.1% for the year ended December 31, 2023, from 21.5% for the year ended December 31, 2022, primarily due to our ability to leverage marketing and communications costs over an increasing revenue base. Although we will continue to invest heavily in this area, we are hopeful that we will see leverage in marketing and communication costs in 2024.

General and administrative. Our general and administrative expenses for the year ended December 31, 2023 were $43.2 million, a decrease of $2.3 million, or 5.0%, as compared to general and administrative expenses of $45.5 million for the year ended December 31, 2022. This decrease was primarily attributable to a decrease in the contribution made in lieu of state income taxes, decreased employee compensation, including share-based compensation and benefit expenses and a decrease in professional fees of $1.5 million, $0.7 million and $0.2 million, respectively, partially offset by an increase in other administrative expenses of $0.1 million. We decreased our contribution made in lieu of state income taxes from $5.0 million in 2022 to $3.5 million in 2023. Our professional fees declined between years primarily due to lower legal costs as we met our insurance retention cap on a litigation matter. Our general and administrative expenses as a percentage of service revenue decreased by 0.5% to 4.5% for the year ended December 31, 2023, from 5.0% for the year ended December 31, 2022. General and administrative expenses as a percentage of revenue could increase in 2024 due to higher expected legal costs.

Amortization of intangible assets. Amortization of intangible assets for the years ended December 31, 2023 and 2022 were $8.4 million for both periods. As a result of the Acquisition, certain identifiable intangible assets were created (primarily customer relationships) that will be amortized over their expected lives.

Investment interest and other. Investment interest and other for the year ended December 31, 2023 was $10.5 million, an increase of $7.9 million, as compared to $2.6 million for the year ended December 31, 2022. Interest rates have increased in 2023 resulting in increased investment interest income.

Income tax expense. Income tax expense for the year ended December 31, 2023 was $54.7 million, a decrease of $0.7 million, or 1.4%, as compared to income tax expense of $55.4 million for the year ended December 31, 2022. Our effective tax rate was 21.1% during the year ended December 31, 2023 compared to 23.1% during the year ended December 31, 2022. The decrease in our effective tax rate between periods is attributable to other discrete tax items recorded in the respective periods and higher excess tax benefits of $0.9 million compared to excess tax benefits of $0.1 million for the year ended December 31, 2022, partially offset by a lower contribution in lieu of state income taxes of $3.5 million in 2023 compared to $5.0 million in 2022. The inclusion of excess tax benefits and deficiencies as a component of our income tax expense increases the volatility within our provision for income taxes as the amount of excess tax benefits or deficiencies from share-based compensation awards are dependent on our stock price at the date the restricted awards vest. Our restricted stock vests in March each year so any benefit or expense will primarily impact the first quarter each year.

Net income. Our net income for the year ended December 31, 2023 was $205.0 million, an increase of $20.3 million, or 11.0% as compared to $184.7 million for the year ended December 31, 2022, due to the factors discussed above.

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

Liquidity and Capital Resources

	As of December 31,
(In thousands)	2023	2022
Cash, cash equivalents and investments	$244,506	$181,704

Overview

Our liquidity position, as measured by cash and cash equivalents and investments increased by $62.8 million between December 31, 2022 and December 31, 2023, which was largely attributable to cash flows from operations exceeding share repurchases, investment purchases, net of proceeds and capital expenditures during the year ended December 31, 2023. Our unrestricted cash and cash equivalents and investments were $244.5 million and $181.7 million at December 31, 2023 and 2022, respectively.

Based on our current level of operations and anticipated growth, we believe that our cash flow from operations and other sources of liquidity, including cash and cash equivalents and investments, will provide adequate funds for ongoing operations, planned capital expenditures, and working capital requirements for at least the next 24 months.

Cash Flows from Operating Activities

	Year Ended December 31,
(In thousands)	2023	2022
Net cash provided by operating activities	$243,662	$220,819

The increase in cash generated from operating activities between the year ended December 31, 2022 and the year ended December 31, 2023 was primarily due to increased income and changes in working capital balances, primarily accounts receivable and income taxes receivable/payable. Accounts receivable increased between December 31, 2022 and December 31, 2023 by $1.4 million which was lower than the increase between December 31, 2021 and December 31, 2022 of $7.4 million due to the timing of collections on receivables. Income taxes receivable/payable decreased by $0.4 million between December 31, 2022 and December 31, 2023 whereas it increased by $4.8 million between December 31, 2021 and December 31, 2022. We define working capital as the assets and liabilities, other than cash, generated through the Company’s primary operating activities. Changes in these balances are included in the changes in assets and liabilities presented in the consolidated statement of cash flows.

Cash Flows from Investing Activities

	Year Ended December 31,
(In thousands)	2023	2022
Net cash used in investing activities	$(80,472)	$(97,139)

Investing activities consumed $80.5 million of cash in the year ended December 31, 2023 compared to $97.1 million in the year ended December 31, 2022.

In the year ended December 31, 2023 and 2022 cash used in investing activities consisted of the purchase of available-for-sale securities, net of proceeds from the sale of investments of $35.0 million and $61.5 million, respectively.

In the year ended December 31, 2023 and 2022 cash used in investing activities also included capital expenditures totaling $44.5 million and $35.2 million, respectively. Capital expenditures for both periods primarily consisted of leasehold improvements and equipment for new off-campus classroom and laboratory sites, as well as purchases of computer equipment, internal use software projects and furniture and equipment to support our increasing employee headcount. The Company incurs upfront expenses and capital expenditures prior to an off-campus classroom and laboratory site being opened. The Company intends to continue to spend approximately $30.0 million to $40.0 million per year for capital expenditures.

Cash Flows from Financing Activities

	Year Ended December 31,
(In thousands)	2023	2022
Net cash used in financing activities	$(137,124)	$(604,212)

Financing activities consumed $137.1 million of cash in the year ended December 31, 2023 compared to $604.2 million in the year ended December 31, 2022.

During the year ended December 31, 2023 and 2022, $130.8 million and $599.6 million, respectively was used to purchase treasury stock in accordance with GCE’s share repurchase program. In 2023 and 2022, $6.3 million and $4.6 million, respectively, of cash was utilized to purchase common shares withheld in lieu of income taxes resulting from the vesting of restricted share awards. A significant amount of the share repurchases in 2022 were from the proceeds received on the repayment of the Secured Note. The Company intends to continue using a portion of its cash flows from operations to repurchase its shares.

Share Repurchase Program

In January 2021, July 2021, January 2022, October 2022 and October 2023 our Board of Directors increased the authorization under its existing stock repurchase program by $100.0 million, $970.0 million, $175.0 million, $200.0 million and $200.0 million respectively, reflecting an aggregate authorization for share repurchases since the initiation of the program of $2,045.0 million. The current expiration date on the repurchase authorization by our Board of Directors is March 1, 2025. Repurchases occur at the Company’s discretion and the Company may modify, suspend or discontinue the repurchase authorization at any time.

Under our share repurchase authorization, we may purchase shares in the open market or in privately negotiated transactions, pursuant to the applicable SEC rules. The amount and timing of future share repurchases, if any, will be made as market and business conditions warrant.

Since 2011, we have repurchased 22.7 million shares of common stock at an aggregate cost of $1,779.9 billion, which includes 1,169,396 shares of common stock at an aggregate cost of $130.8 million during the year ended December 31, 2023.

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

The following table reconciles net income to Adjusted EBITDA for the periods indicated:

	Year Ended December 31,
	2023	2022
Net income	$204,985	$184,675
Plus: interest expense	33	2
Less: investment interest and other	(10,452)	(2,621)
Plus: income tax expense	54,690	55,444
Plus: amortization of intangible assets	8,419	8,419
Plus: depreciation and amortization	23,554	22,758
EBITDA	281,229	268,677
Plus: contributions in lieu of state income taxes(a)	3,500	5,000
Plus: loss on fixed asset disposal(b)	741	1,249
Plus: share-based compensation(c)	13,204	12,642
Plus: litigation and regulatory reserves(d)	3,628	3,768
Adjusted EBITDA	$302,302	$291,336
(a)	Represents contributions to various private Arizona school tuition organizations to assist with funding for education. In connection with such contributions made, we received a dollar-for-dollar state income tax credit, which resulted in a reduction in our effective income tax rate to 21.1% and 23.1% for the years ended December 31, 2023 and 2022, respectively. Had these contributions not been made, our effective tax rate would have been 22.1% and 24.7% for 2023 and 2022, respectively. Such contributions are viewed by our management to be made in lieu of payments of state income taxes and are therefore excluded from evaluation of our core operating performance.
(b)	Represent loss on fixed asset disposals.
(c)	Reflects share-based compensation expense.
(d)	Reflects primarily regulatory litigation.

Recent Accounting Pronouncements

See Note 2 - Summary of Significant Accounting Policies, in Item 8, Consolidated Financial Statements and Supplementary Data.

Item 7A.         Quantitative and Qualitative Disclosures about Market Risk

Market risk. As of December 31, 2023, we have no derivative financial instruments or derivative commodity instruments. We invest cash in excess of current operating requirements in short term certificates of deposit and money market instruments, municipal bond portfolios, or municipal mutual funds at multiple financial institutions.

Interest rate risk. We manage interest rate risk by investing excess funds in cash equivalents, BBB or higher rated corporate bonds, commercial paper, agency bonds, municipal securities, asset backed securities, municipal bonds, and collateralized mortgage obligations bearing variable interest rates, which are tied to various market indices or individual bond coupon rates. Our future investment income may fall short of expectations due to changes in interest rates or we may suffer losses in principal if we are forced to sell securities before their maturity date that have declined in market value due to changes in interest rates. At December 31, 2023, a 10% increase or decrease in interest rates would not have a material impact on our future earnings, fair values, or cash flows.

Item 8.        Consolidated Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
Grand Canyon Education, Inc.:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Grand Canyon Education, Inc. and subsidiaries (the Company) as of December 31, 2023 and 2022, the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2023, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2023, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 13, 2024 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

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

Evaluation of the sufficiency of audit evidence over service revenue

As discussed in Note 2 to the consolidated financial statements, service revenue is recognized from the delivery of support services to institutions in the post-secondary education sector of the United States (University Partners). The transaction price for support services is based on the Company receiving a contracted percentage of the University Partner’s tuition and fee revenue. The tuition and fee information received varies depending on the respective University Partner’s reporting processes and the services provided. The Company recorded $961 million of service revenue for the year ended December 31, 2023.

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

Phoenix, Arizona
February 13, 2024

Grand Canyon Education, Inc.

Consolidated Balance Sheets

	As of December 31,
(In thousands, except par value)	2023	2022

ASSETS:
Current assets
Cash and cash equivalents	$146,475	$120,409
Investments	98,031	61,295
Accounts receivable, net	78,811	77,413
Income tax receivable	1,316	2,788
Other current assets	12,889	11,368
Total current assets	337,522	273,273
Property and equipment, net	169,699	147,504
Right-of-use assets	92,454	72,719
Amortizable intangible assets, net	168,381	176,800
Goodwill	160,766	160,766
Other assets	1,641	1,687
Total assets	$930,463	$832,749
LIABILITIES AND STOCKHOLDERS’ EQUITY:
Current liabilities
Accounts payable	$17,676	$20,006
Accrued compensation and benefits	31,358	36,412
Accrued liabilities	26,725	22,473
Income taxes payable	10,250	12,167
Current portion of lease liability	11,024	8,648
Total current liabilities	97,033	99,706
Deferred income taxes, noncurrent	26,749	26,195
Other long-term liability	410	436
Lease liability, less current portion	88,257	68,793
Total liabilities	212,449	195,130
Commitments and contingencies
Stockholders’ equity
Preferred stock, $0.01 par value, 10,000 shares authorized; 0 shares issued and outstanding at December 31, 2023 and December 31, 2022	—	—
Common stock, $0.01 par value, 100,000 shares authorized; 53,970 and 53,830 shares issued and 29,953 and 31,058 shares outstanding at December 31, 2023 and December 31, 2022, respectively	540	538
Treasury stock, at cost, 24,017 and 22,772 shares of common stock at December 31, 2023 and December 31, 2022, respectively	(1,849,693)	(1,711,423)
Additional paid-in capital	322,512	309,310
Accumulated other comprehensive loss	(57)	(533)
Retained earnings	2,244,712	2,039,727
Total stockholders’ equity	718,014	637,619
Total liabilities and stockholders’ equity	$930,463	$832,749

The accompanying notes are an integral part of these consolidated financial statements.

Grand Canyon Education, Inc.

Consolidated Income Statements

	Year Ended December 31,
(In thousands, except per share data)	2023	2022	2021
Service revenue	$960,899	$911,306	$896,564
Costs and expenses:
Technology and academic services	154,870	150,493	132,078
Counseling services and support	302,319	273,313	249,179
Marketing and communication	202,800	196,090	182,872
General and administrative	43,235	45,491	41,826
Amortization of intangible assets	8,419	8,419	8,419
Total costs and expenses	711,643	673,806	614,374
Operating income	249,256	237,500	282,190
Interest income on Secured Note	—	—	52,090
Interest expense	(33)	(2)	(3,601)
Investment interest and other	10,452	2,621	610
Income before income taxes	259,675	240,119	331,289
Income tax expense	54,690	55,444	70,945
Net income	$204,985	$184,675	$260,344
Earnings per share:
Basic income per share	$6.83	$5.75	$5.94
Diluted income per share	$6.80	$5.73	$5.92
Basic weighted average shares outstanding	29,991	32,131	43,835
Diluted weighted average shares outstanding	30,147	32,237	43,958

The accompanying notes are an integral part of these consolidated financial statements.

Grand Canyon Education, Inc.

Consolidated Statements of Comprehensive Income

	Year Ended December 31,
(In thousands)	2023	2022	2021
Net income	$204,985	$184,675	$260,344
Other comprehensive income, net of tax:
Unrealized gains (losses) on available-for-sale securities, net of taxes of $151 and $168 for the years ended December 31, 2023 and 2022, respectively	476	(533)	—
Comprehensive income	$205,461	$184,142	$260,344

The accompanying notes are an integral part of these consolidated financial statements.

Grand Canyon Education, Inc.

Consolidated Statements of Stockholders’ Equity

(In thousands)

	Year Ended December 31, 2023
						Accumulated
					Additional	Other
	Common Stock		Treasury Stock		Paid-in	Comprehensive	Retained
	Shares	Par Value	Shares	Cost	Capital	Loss	Earnings	Total
Balance at December 31, 2020	53,277	$533	6,628	$(303,379)	$282,467	$—	$1,594,708	$1,574,329
Comprehensive income	—	—	—	—	—	—	260,344	260,344
Common stock purchased for treasury	—	—	9,199	(797,838)	—	—	—	(797,838)
Restricted shares forfeited	—	—	32	—	—	—	—	—
Share-based compensation	184	1	56	(5,994)	11,525	—	—	5,532
Exercise of stock options	176	2	—	—	2,678	—	—	2,680
Balance at December 31, 2021	53,637	$536	15,915	$(1,107,211)	$296,670	$—	$1,855,052	$1,045,047
Comprehensive income	—	—	—	—	—	(533)	184,675	184,142
Common stock purchased for treasury	—	—	6,795	(599,587)	—	—	—	(599,587)
Restricted shares forfeited	—	—	10	—	—	—	—	—
Share-based compensation	193	2	52	(4,625)	12,640	—	—	8,017
Balance at December 31, 2022	53,830	$538	22,772	$(1,711,423)	$309,310	$(533)	$2,039,727	$637,619
Comprehensive income	—	—	—	—	—	476	204,985	205,461
Common stock purchased for treasury	—	—	1,170	(131,939)	—	—	—	(131,939)
Restricted shares forfeited	—	—	19	—	—	—	—	—
Share-based compensation	140	2	56	(6,331)	13,202	—	—	6,873
Balance at December 31, 2023	53,970	$540	24,017	$(1,849,693)	$322,512	$(57)	$2,244,712	$718,014

The accompanying notes are an integral part of these consolidated financial statements.

Grand Canyon Education, Inc.

Consolidated Statements of Cash Flows

	Year Ended December 31,
(In thousands)	2023	2022	2021
Cash flows provided by operating activities:
Net income	$204,985	$184,675	$260,344
Adjustments to reconcile net income to net cash provided by operating activities:
Share-based compensation	13,204	12,642	11,526
Reversal of credit loss reserve	—	—	(5,000)
Depreciation and amortization	23,554	22,758	21,994
Amortization of intangible assets	8,419	8,419	8,419
Deferred income taxes	402	401	5,674
Other, including fixed asset disposals	(442)	853	677
Changes in assets and liabilities:
Accounts receivable from university partners	(1,398)	(7,350)	(2,863)
Other assets	(1,639)	(2,604)	(256)
Right-of-use assets and lease liabilities	2,105	1,193	545
Accounts payable	(3,109)	(3,894)	7,392
Accrued liabilities	(1,974)	(1,023)	4,148
Income taxes receivable/payable	(445)	4,759	509
Deferred revenue	—	(10)	10
Net cash provided by operating activities	243,662	220,819	313,119
Cash flows used in investing activities:
Capital expenditures	(44,537)	(35,232)	(28,875)
Additions of amortizable content	(897)	(397)	(515)
Funding to GCU	—	—	(190,000)
Repayment by GCU	—	—	1,159,912
Purchases of investments	(98,853)	(171,549)	(56,335)
Proceeds from sale or maturity of investments	63,815	110,039	66,792
Net cash used in investing activities	(80,472)	(97,139)	950,979
Cash flows used in financing activities:
Principal payments on notes payable	—	—	(107,774)
Repurchase of common shares and shares withheld in lieu of income taxes	(137,124)	(604,212)	(803,832)
Net proceeds from exercise of stock options	—	—	2,680
Net cash used in financing activities	(137,124)	(604,212)	(908,926)
Net increase (decrease) in cash and cash equivalents and restricted cash	26,066	(480,532)	355,172
Cash and cash equivalents and restricted cash, beginning of period	120,409	600,941	245,769
Cash and cash equivalents and restricted cash, end of period	$146,475	$120,409	$600,941
Supplemental disclosure of cash flow information
Cash paid for interest	$33	$2	$3,697
Cash paid for income taxes	$59,026	$48,573	$61,900
Supplemental disclosure of non-cash investing and financing activities
Purchases of property and equipment included in accounts payable	$1,909	$1,131	$1,536
ROU Asset and Liability recognition	$19,735	$15,067	$3,368
Excise tax on treasury stock repurchases	$1,146	$—	$—

The accompanying notes are an integral part of these consolidated financial statements.

Grand Canyon Education, Inc.

Notes to Consolidated Financial Statements

(In thousands, except per share data)

1. Nature of Business

Grand Canyon Education, Inc. (together with its subsidiaries, the “Company” or “GCE”) is a publicly traded education services company dedicated to serving colleges and universities. GCE has developed significant technological solutions, infrastructure and operational processes to provide services to these institutions on a large scale. GCE’s most significant university partner is Grand Canyon University (“GCU”), an Arizona non-profit corporation that operates a comprehensive regionally accredited university that offers graduate and undergraduate degree programs, emphases and certificates across ten colleges both online, on ground at its campus in Phoenix, Arizona and at six off-site classroom and laboratory sites.

In January 2019, GCE began providing education services to numerous university partners across the United States, through our wholly owned subsidiary, Orbis Education. GCE, together with Orbis Education, has continued to add additional university partners. In the healthcare field, we work in partnership with a growing number of top universities and healthcare networks across the country, offering healthcare-related academic programs at off-campus classroom and laboratory sites located near healthcare providers and developing high-quality, career-ready graduates who enter the workforce ready to meet the demands of the healthcare industry. In addition, we have provided certain services to a university partner to assist them in expanding their online graduate programs. As of December 31, 2023, GCE provides education services to 25 university partners across the Unites States.

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

Investments

As of December 31, 2023 and 2022, the Company considered investments in corporate bonds, commercial paper, municipal securities, asset backed securities, municipal bonds, and collateralized mortgage obligations as available-for-sale securities based on the Company’s intent for the respective securities. Available-for-sale securities are

Grand Canyon Education, Inc.

Notes to Consolidated Financial Statements

(In thousands, except per share data)

carried at fair value, determined using Level 1 and Level 2 of the hierarchy of valuation inputs, with the use of quoted market prices and inputs other than quoted prices that are observable for the assets. Unrealized investment gains and losses, net of tax, are reported as a separate component of other comprehensive income. Unrealized losses considered to be other-than temporary are recognized currently in earnings. Amortization of premiums, accretion of discounts, interest and dividend income and realized gains and losses are included in interest and other income.

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

Costs that are capitalized include payroll and payroll-related costs for employees who are directly associated and spend time producing content and payments to faculty and subject matter experts involved in the process.  The Company starts capitalizing content costs when it begins to develop or to convert a particular course, resources have

Grand Canyon Education, Inc.

Notes to Consolidated Financial Statements

(In thousands, except per share data)

been assigned and a timeline has been set. The content asset is placed in service when all work is complete and the curriculum could be used for instruction. Capitalized content development assets are included in other assets in our consolidated balance sheets. The Company has concluded that the most appropriate method to amortize the deferred content assets is on a straight-line basis over the estimated life of the course, which is generally four years which corresponds with course’s review and major revision cycle. As of December 31, 2023 and 2022, $746 and $910, respectively, net of amortization, of deferred content assets are included in other assets in the Company’s consolidated balance sheets and amortization is included in technical and academic services where the costs originated.

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

Finite-lived intangible assets that are acquired in a business combination are recorded at fair value on their acquisition dates and are amortized using a method that reflects the pattern in which the economic benefits of the intangible assets are consumed or on a straight-line basis over the estimated useful life of the intangible asset if the pattern of economic benefit cannot be reliability determined. Finite-lived intangible assets consist of university partner relationships and trade names. The Company reviews its finite-lived intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an intangible asset may not be recoverable. There were no indicators that the carrying amount of the finite-lived intangible assets were impaired as of December 31, 2023. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to undiscounted future net cash flows expected to be generated by the assets. If such intangible assets are not recoverable,

Grand Canyon Education, Inc.

Notes to Consolidated Financial Statements

(In thousands, except per share data)

a potential impairment loss is recognized to the extent the carrying amounts of the assets exceeds the fair value of the assets.

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

The Company applies a more-likely-than-not threshold for financial statement recognition and measurement of an uncertain tax position taken or expected to be taken in a tax return. The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. As of December 31, 2023 and 2022, the Company has reserved approximately $13,631 and $15,862, respectively, for uncertain tax positions, including interest and penalties, which is classified within accrued liabilities on the accompanying consolidated balance sheet.

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

The Company’s receivables represent unconditional rights to consideration from our Services Agreements with our university partners. Accounts receivable, net is stated at net realizable value and contains billed and unbilled revenue. The Company utilizes the allowance method to provide for doubtful accounts based on its evaluation of the collectability of the amounts due. There have been no amounts written off and no reserves established as of December 31, 2023 given historical collection experience. The Company will continue to review and revise its allowance methodology based on its collection experience with its partners.

For our partners with unbilled revenue, revenue recognition occurs in advance of billings. Billings for some university partners do not occur until after the service period has commenced and final enrollment information is available. Our unbilled revenue of $188 and $5,560 as of December 31, 2023 and 2022, respectively, are included in accounts receivable in our consolidated balance sheets. Deferred revenue represents the excess of amounts received as

Grand Canyon Education, Inc.

Notes to Consolidated Financial Statements

(In thousands, except per share data)

compared to amounts recognized in revenue on our consolidated statements of income as of the end of the reporting period, and such amounts are reflected as a current liability on our consolidated balance sheets. We generally receive payments for our services billed within 30 days of invoice. These payments are recorded as deferred revenue until the services are delivered and revenue is recognized.

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

Concentration of Credit Risk

The Company believes the credit risk related to cash equivalents and investments is limited due to its adherence to an investment policy that required investments to have a minimum BBB rating, depending on the type of security, by one major rating agency at the time of purchase. All of the Company’s cash equivalents and investments as of December 31, 2023 and 2022 consist of investments rated BBB or higher by at least one rating agency. Additionally, the Company utilizes at least one financial institution to conduct initial and ongoing credit analysis on its investment portfolio to monitor and lower the potential impact of market risk associated with its cash equivalents and investment portfolio. Financial instruments that potentially subject the Company to concentration of credit risk consist principally of cash balances, which are primarily invested in money market funds or on deposit at high credit quality financial institutions in the U.S. Accounts at each institution are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000. At December 31, 2023 and December 31, 2022, the Company had $145,474 and $119,639, respectively, in excess of the FDIC insured limit. The Company is also subject to credit risk for its accounts receivable balance. The Company has not experienced any losses on accounts receivables since July 1, 2018, the date the Company transitioned to an education service company. To manage accounts receivable risk, the Company maintains an allowance for doubtful accounts, if needed. Our dependence on our most significant university partner, with 87.8% and 85.8% of total service revenue for the years ended December 31, 2023 and 2022, respectively, subjects us to the risk that declines in our customer’s operations would result in a sustained reduction in service revenue for the Company.

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

Grand Canyon Education, Inc.

Notes to Consolidated Financial Statements

(In thousands, except per share data)

Recent Accounting Pronouncements

In November 20233, the FASB issued ASU No. 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosure,” effective for fiscal years beginning after December 15, 2023, with early adoption permitted. The ASU adds disclosure requirements for segment expense information. The ASU clarifies that single reportable segment entities are subject to Topic 280 in its entirety. The Company does not expect the adoption of this guidance to have a material impact on the Company’s financial condition, results of operations or statements of cash flows.

In December 2023, the FASB issued ASU No. 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures.” The ASU includes amendments requiring enhanced income tax disclosures, primarily related to standardization and disaggregation of rate reconciliation categories and income taxes paid by jurisdiction. The guidance is effective for fiscal years beginning after December 15, 2024, with early adoption permitted, and should be applied either prospectively or retrospectively. The Company does not expect the adoption of this guidance to have a material impact on the Company’s financial condition, results of operations or statements of cash flows.

The Company has determined that no other recent accounting pronouncements apply to its operations or could otherwise have a material impact on its consolidated financial statements.

3. Investments

As of December 31, 2023 and 2022, the Company had investments of $98,031 and $61,295, respectively, classified as available-for sale securities.

As of December 31, 2023, the Company had available-for-sale investments comprised of the following:

	As of December 31, 2023
		Gross	Gross	Estimated
	Adjusted	Unrealized	Unrealized	Fair
	Cost	Gains	(Losses)	Value
Corporate bonds	$79,085	$243	$(308)	$79,020
Agency bonds	19,020	—	(9)	19,011
Total investments	$98,105	$243	$(317)	$98,031

For the year ended December 31, 2023 and 2022, the net unrealized gains and losses were $476 and $533, respectively, net of taxes. Available-for-sale securities are carried at fair value on the consolidated balance sheets. The Company estimates the lifetime expected credit losses for all available-for-sale debt securities in an unrealized loss position. If our assessment indicates that an expected credit loss exists, we determine the portion of the unrealized loss attributable to credit deterioration and record a reserve for the expected credit loss in the allowance for credit losses in technology and academic services in our consolidated income statements.

Available-for-sale securities maturing as of December 31:

Available-for-sale securities maturing as of December 31:
2024	$57,786
2025	26,003
2026	9,771
2027	4,471
Total	$98,031

Grand Canyon Education, Inc.

Notes to Consolidated Financial Statements

(In thousands, except per share data)

4. Allowance for Credit Losses

	Balance at			Balance at
	Beginning of	Charged to	Deductions/	End of
	Period(1)	Expense(2)	Transfers(3)	Period
Allowance for credit losses
Year ended December 31, 2023	$—	—	—	$—
Year ended December 31, 2022	$—	—	—	$—
Year ended December 31, 2021	$5,000	(5,000)	—	$—
(1)	Represents the cumulative effect of the adoption of ASU No. 2016-13 on the Secured Note receivable, which was recorded during the year ended December 31, 2020.
(2)	In the fourth quarter of 2021, the Secured Note receivable was paid off in full and the credit loss reserve of $5,000 was reversed.
(3)	Deductions represent accounts written off, net of recoveries.

5. Property and Equipment

Property and equipment consist of the following:

	As of December 31,
	2023	2022
Land	$5,098	$5,098
Land improvements	2,242	2,242
Buildings	51,399	51,399
Buildings and leasehold improvements	34,210	21,911
Computer equipment	138,950	119,316
Furniture, fixtures and equipment	26,737	21,323
Internally developed software	71,204	58,904
Construction in progress	10,274	16,336
	340,114	296,529
Less accumulated depreciation and amortization	(170,415)	(149,025)
Property and equipment, net	$169,699	$147,504

Depreciation expense associated with property and equipment totaled $23,106, $22,115 and $21,441 for the years ended December 31, 2023, 2022, and 2021, respectively.

6. Intangible Assets

Identified intangible assets of $210,280 consisted primarily of university partner relationships that were valued at $210,000, which arose in connection with the 2019 Acquisition.

Amortizable intangible assets consist of the following as of:

	December 31, 2023
	Estimated	Gross		Net
	Average Useful	Carrying	Accumulated	Carrying
	Life (in years)	Amount	Amortization	Amount
University partner relationships	25	$210,000	$(41,619)	$168,381
Trade names	1	280	(280)	—
Total amortizable intangible assets, net		$210,280	$(41,899)	$168,381

Grand Canyon Education, Inc.

Notes to Consolidated Financial Statements

(In thousands, except per share data)

Amortization expense for university partner relationships and trade names for the years ending December 31:

2024	$8,419
2025	8,419
2026	8,419
2027	8,419
2028	8,419
Thereafter	126,286
$168,381

7. Leases

The Company has operating leases for off-campus classroom and laboratory site locations, office space, office equipment, and optical fiber communication lines. These leases have terms that range from five months to 10 years and five months. At lease inception, we determine the lease term by assuming no exercises of renewal options, due to the Company’s constantly changing geographical needs for its university partners. Leases with an initial term of 12 months or less are not recorded in the consolidated balance sheets and we recognize lease expense for these leases on a straight-line basis over the lease term. The Company has operating lease costs of $13,496, $10,666 and $9,723 for the years ended December 31, 2023, 2022 and 2021, respectively.

As of December 31, 2023, the Company had $23,758 of non-cancelable operating lease commitments for five off-campus classroom and laboratory sites and $192 for optical fiber communication lines that had not yet commenced. The Company’s weighted-average remaining lease term relating to its operating leases is 8.02 years, with a weighted-average discount rate of 3.88%. The cash paid for operating lease liabilities was $11,391 for the year ended December 31, 2023. As of December 31, 2023, the Company had no financing leases.

Future payment obligations with respect to the Company’s operating leases, which were existing at December 31, 2023, by year and in the aggregate, are as follows:

Year Ending December 31,	Amount
2024	$14,386
2025	14,598
2026	14,593
2027	14,004
2028	13,835
Thereafter	45,261
Total lease payments	$116,677
Less interest	17,396
Present value of lease liabilities	$99,281

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

Pending Litigation Matters

Shareholder Litigation. On May 12, 2020, a securities class action complaint was filed in the U.S. District Court for the District of Delaware by the City of Hialeah Employees’ Retirement System naming the Company, Brian E. Mueller and Daniel E. Bachus as defendants for allegedly making false and materially misleading statements regarding the circumstances surrounding the Company’s sale of Grand Canyon University (the “University”) to a non-profit entity on July 1, 2018 and the subsequent decision of the U.S. Department of Education to continue to treat the University as a for-profit institution for education regulatory purposes (collectively, the “Conversion”). The complaint asserted a putative class period stemming from January 5, 2018, the date when the Company announced that it had applied to the University’s accreditor for approval of the Conversion, to January 27, 2020, the date prior to the publication of a short-seller report focused on the Conversion. A substantially similar complaint was filed in the same court by Grant Walsh on June 12, 2020 making similar allegations against the Company, Mr. Mueller and Mr. Bachus. Both complaints alleged violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, and Rule 10b-5 promulgated thereunder and sought unspecified monetary relief, interest, and attorneys’ fees.

On August 13, 2020, the two cases were consolidated and the Fire and Police Association of Colorado, the Oakland County Employees’ Retirement System and the Oakland County Voluntary Employees’ Beneficiary Association Trust were appointed as lead plaintiffs. Thereafter, the plaintiffs filed a consolidated amended complaint on October 20, 2020 and the Company filed a motion to dismiss on December 21, 2020. On August 23, 2021, the Court granted the Company’s motion to dismiss in its entirety but permitted plaintiffs to file a further amended complaint to correct deficiencies in the initial complaint. The plaintiffs filed further amended complaints on September 28, 2021 and January 21, 2022, and the Company filed a further motion to dismiss on March 15, 2022. On March 28, 2023, the Company’s motion to dismiss was denied. On January 5, 2024, plaintiffs moved for class certification and the briefing on plaintiffs’ motion is ongoing.

On December 22, 2023, the Company was named as a nominal defendant and certain of the Company’s current and former directors and officers were named as defendants in a shareholder derivative lawsuit filed in the Delaware Court of Chancery related to, among other things, the allegations in the aforementioned securities class action. The complaint asserts claims for breach of fiduciary duty, unjust enrichment, aiding and abetting breach of fiduciary duty, and corporate waste against all defendants. There is no pending deadline for Defendants to answer or move to dismiss the complaint. The Company intends to defend itself in these legal proceedings vigorously. The outcome of these legal proceedings is uncertain at this point. At present, the Company cannot reasonably estimate a range of loss for these actions based on the information available to the Company. Accordingly, the Company has not accrued any liability associated with these actions.

FTC Complaint. On December 27, 2023, a complaint was filed in the U.S. District Court for the District of Arizona by the Federal Trade Commission (“FTC”) naming GCU, GCE, and Brian E. Mueller, our Chief Executive Officer, as defendants for allegedly (i) violating Section 5(a) of the FTC Act by making false and deceptive statements regarding GCU’s status as a non-profit university and the cost to complete certain of GCU’s doctoral programs, and (ii) violating the FTC’s Telemarketing Sales Rule by making the alleged false and deceptive statements in connection with the telemarketing of education services, and making telemarketing sales calls to persons who have opted out of receiving telemarketing sales calls from GCU or GCE or who are otherwise listed on the national “do not call” registry.  The complaint followed upon the previously disclosed civil investigative demands that that the FTC issued to the Company in May 2022 and January 2023 seeking information regarding our marketing services and related services that we provide to GCU.  The complaint seeks a permanent injunction against the defendants to prevent further violations of the

Grand Canyon Education, Inc.

Notes to Consolidated Financial Statements

(In thousands, except per share data)

FTC Act and the Telemarketing Sales Rule, monetary civil penalties, and other relief. The Company intends to defend itself vigorously in this legal proceeding.  The outcome of this legal proceeding is uncertain at this point.  At present, the Company cannot reasonably estimate a range of loss for this action based on the information available to the Company.  Accordingly, the Company has not accrued any liability associated with this action.

False Claims Act Matter. In May 2020, we were served with a qui tam lawsuit that had been filed against us in 2019 in the U.S. District Court for the District of Massachusetts by a former employee on behalf of the federal government. All proceedings in the lawsuit had been under seal until February 2020, when the U.S. government decided to not intervene in the lawsuit, and the complaint was then unsealed by the court. The suit, United States ex rel Mackillop v. Grand Canyon Education, Inc., alleges that we violated the False Claims Act by improperly compensating certain of our enrollment counselors in violation of the Title IV law governing compensation of such employees (the “incentive compensation rule”), and as a result, improperly received Title IV program funds. In response to a second amended complaint filed in September 2020, we filed a motion to dismiss and a motion to transfer the matter to the U.S. District Court for the District of Arizona. In December 2020, the court granted our motion to dismiss as to one of three counts and granted the motion to transfer but only upon conclusion of pretrial proceedings. In September 2021, we filed a motion for summary judgment which the Massachusetts court denied in September 2022. Subsequently, the matter was transferred to the Arizona court, and we filed a motion for reconsideration of the summary judgment ruling in September 2023; that motion remains pending. Subject to the ruling on our motion for reconsideration, the matter is scheduled to go to trial in late April 2024.

We believe that the compensation practices at issue in the complaint, which were developed with the guidance of outside regulatory counsel specifically to comply with Title IV and its regulations and relevant case law interpreting the incentive compensation rule, do not violate applicable law. The Company intends to defend itself vigorously in this legal proceeding.  The outcome of this legal proceeding is uncertain at this point.  At present, the Company cannot reasonably estimate a range of loss for this action based on the information available to the Company.  Accordingly, the Company has not accrued any liability associated with this action.

Tax Reserves, Non-Income Tax Related

From time to time the Company has exposure to various non-income tax related matters that arise in the ordinary course of business. At both December 31, 2023 and 2022, the Company has no reserve for tax matters where its ultimate exposure is considered probable and the potential loss can be reasonably estimated.

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

	Year Ended December 31,
	2023	2022	2021
Denominator:
Basic weighted average shares outstanding	29,991	32,131	43,835
Effect of dilutive stock options and restricted stock	156	106	123
Diluted weighted average shares outstanding	30,147	32,237	43,958

Grand Canyon Education, Inc.

Notes to Consolidated Financial Statements

(In thousands, except per share data)

Diluted weighted average shares outstanding excludes the incremental effect of unvested restricted stock and shares that would be issued upon the assumed exercise of stock options in accordance with the treasury stock method. For each of the years ended December 31, 2023, 2022 and 2021, approximately 52, 58, and 79, respectively, of the Company’s restricted stock awards outstanding were excluded from the calculation of diluted earnings per share as their inclusion would have been anti-dilutive. These restricted stock awards could be dilutive in the future.

10. Equity Transactions

Preferred Stock

As of December 31, 2023 and 2022, the Company had 10,000 shares of authorized but unissued and undesignated preferred stock. The Company’s charter provides that the board of directors has authority to issue preferred stock, with voting powers, designations, preferences, and special rights, qualifications, limitation, or restrictions as permitted by law as determined by the board of directors, without stockholder approval. The board of directors may authorize the issuance of preferred stock with voting or conversion rights that could adversely affect the voting power or other rights of the holders of the common stock.

Treasury Stock

In January 2021, July 2021, January 2022, October 2022 and October 2023 the Board of Directors increased the authorization under its existing stock repurchase program by $100,000, $970,000, $175,000, $200,000 and $200,000, respectively, reflecting an aggregate authorization for share repurchases since the initiation of our program of $2,045,000. The expiration date on the repurchase authorization is March 1, 2025. Repurchases occur at the Company’s discretion. Repurchases may be made in the open market or in privately negotiated transactions, pursuant to the applicable Securities and Exchange Commission rules. The amount and timing of future share repurchases, if any, will be made as market and business conditions warrant.

During the year ended December 31, 2023, the Company repurchased 1,170 shares of common stock at an aggregate cost of $130,793. As of December 31, 2023, there remained $265,053 available under its current share repurchase authorization. Shares repurchased in lieu of taxes are not included in the repurchase plan totals as they were approved in conjunction with the restricted share awards.

11. Income Taxes

The Company has deferred tax assets and liabilities that reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Deferred tax assets are subject to periodic recoverability assessments. Realization of the deferred tax assets, net of deferred tax liabilities is principally dependent upon achievement of projected future taxable income. Based upon the level of historical taxable income and projections for future taxable income over the periods in which the deferred tax assets are deductible, management believes it is more-likely-than-not that the Company will realize the benefits of these deductible differences. The Company has no valuation allowance at December 31, 2023 and 2022.

Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. As changes in tax laws or rates are enacted, deferred tax assets and liabilities are adjusted though income tax expense.

Grand Canyon Education, Inc.

Notes to Consolidated Financial Statements

(In thousands, except per share data)

The components of income tax expense (benefit) are as follows:

	Year Ended December 31,
	2023	2022	2021
Current:
Federal	$54,097	$50,194	$59,450
State	39	5,017	5,822
	54,136	55,211	65,272
Deferred:
Federal	229	(578)	5,050
State	325	811	623
	554	233	5,673
Tax expense recorded as an increase of paid-in capital	—	—	—
	$54,690	$55,444	$70,945

A reconciliation of income tax computed at the U.S. statutory rate to the effective income tax rate is as follows:

	Year Ended December 31,
	2023	2022	2021
Statutory U.S. federal income tax rate	21.0%	21.0%	21.0%
State income taxes, net of federal tax benefit	2.8	2.8	2.4
State tax credits, net of federal effect	(1.0)	(1.6)	(1.2)
Excess tax benefits	(0.3)	(0.1)	(1.3)
Nondeductible expenses	0.3	0.2	0.1
Other	(1.7)	0.8	0.4
Effective income tax rate	21.1%	23.1%	21.4%

Significant components of the Company’s deferred income tax assets and liabilities, included in Deferred income taxes, non-current on the consolidated balance sheets are as follows:

	As of December 31,	As of December 31,
	2023	2022
Deferred tax assets:
Share-based compensation	$2,850	$2,725
Employee compensation	1,262	1,109
Intangibles	11,696	14,872
Leases	1,780	1,270
State taxes	3,641	3,998
Other	329	232
Deferred tax assets	21,558	24,206

Deferred tax liability:
Property and equipment	(11,256)	(13,350)
Goodwill	(37,051)	(37,051)
Other	—	—
Deferred tax liability	(48,307)	(50,401)
Net deferred tax liability	$(26,749)	$(26,195)

Grand Canyon Education, Inc.

Notes to Consolidated Financial Statements

(In thousands, except per share data)

The net deferred tax liability on the accompanying consolidated balance sheet is comprised of the following:

	As of December 31,	As of December 31,
	2023	2022
Deferred income taxes, current	$5,118	$5,172
Deferred income taxes, non-current	(31,867)	(31,367)
Net deferred tax liability	$(26,749)	$(26,195)

The Company recognizes the impact of a tax position in its financial statements if that position is more-likely-than-not to be sustained on audit, based on the technical merits of the position. The Company discloses all unrecognized tax benefits, which includes the reserves recorded for uncertain tax positions on filed tax returns and the unrecognized portion of affirmative claims. The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. Unrecognized tax benefits as of December 31, 2023 and 2022 were $13,631 and $15,862, respectively.

The reconciliation of the beginning and ending balance of unrecognized tax benefits at December 31, is as follows:

	2023	2022
Unrecognized tax benefits, beginning of year	$15,862	$14,108
Tax positions taken during the current year
Increases	2,891	2,814
Decreases	—	—
Tax positions taken during a prior year
Increases	392	1,313
Decreases	(1,810)	(1,954)
Decreases for settlements during the period	(384)	—
Reductions for lapses of applicable statute of limitations	(3,320)	(419)
Unrecognized tax benefits, end of year	$13,631	$15,862

As of December 31, 2023 and 2022, the unrecognized tax benefit recorded of $13,631 and $15,862, respectively, if reversed, would impact the effective tax rate. At December 31, 2023 and 2022, the Company had accrued $0 and $93, respectively, in interest and $0 and $112, respectively, in penalties. It is reasonably possible that the amount of the unrecognized tax benefit will change during the next 12 months, however management does not expect the potential change to have a material effect on the results of operations or financial position.

The Company’s uncertain tax positions were related to tax years that remained subject to examination by tax authorities. As of December 31, 2023, the earliest tax year still subject to examination for federal and state purposes is 2020 and 2019, respectively.

12. Share-Based Compensation Plans

Incentive Plans

The Company makes equity incentive grants pursuant to our 2017 Equity Incentive Plan (the “2017 Plan”) under which a maximum of 3,000 shares may be granted. As of December 31, 2023, 1,081 shares were available for grants under the 2017 Plan.

Grand Canyon Education, Inc.

Notes to Consolidated Financial Statements

(In thousands, except per share data)

Restricted Stock

During fiscal years 2023, 2022, and 2021, the Company granted 136, 189, and 180 shares of common stock, respectively, with a service vesting condition to certain of its executives, officers, and employees. The restricted shares have voting rights and vest evenly at 20% over each of the next five years. Upon vesting, shares will be held in lieu of taxes equivalent to the statutory tax withholding required to be paid when the restricted stock vests. During the years ended December 31, 2023, 2022 and 2021, the Company withheld 56, 52, and 56 shares of common stock in lieu of taxes at a cost of $6,331, $4,625, and $5,994, on the restricted stock vesting dates, respectively. During 2023, 2022 and 2021, following the annual stockholders meeting, the Company granted 4, 4 and 4 shares of common stock to the non-employee members of the Company’s Board of Directors. The restricted shares granted to these directors have voting rights and vest on the earlier of (a) the one year anniversary of the date of grant or (b) immediately prior to the following year’s annual stockholders’ meeting. Included in the 2021 amount is an initial award of shares that was granted to a newly appointed non-employee director pursuant to the Company’s compensation program. The 2021 newly appointed non-employee director also received an annual grant of restricted shares. The initial award of shares that were granted in 2021 to the newly appointed non-employee director have voting rights and vest on the one year anniversary of the date of grant.

A summary of the activity related to restricted stock granted under the Company’s Incentive Plan is as follows:

		Weighted Average
	Total	Grant Date
	Shares	Fair Value per Share
Outstanding as of December 31, 2020	419	$83.43
Granted	184	$86.05
Vested	(144)	$74.90
Forfeited, canceled or expired	(32)	$87.00
Outstanding as of December 31, 2021	427	$86.24
Granted	193	$83.10
Vested	(134)	$85.07
Forfeited, canceled or expired	(10)	$85.49
Outstanding as of December 31, 2022	476	$85.32
Granted	140	$112.60
Vested	(147)	$86.94
Forfeited, canceled or expired	(19)	$87.87
Outstanding as of December 31, 2023	450	$93.16

As of December 31, 2023, there was approximately $30,329 of total unrecognized share-based compensation cost related to unvested restricted stock awards. These costs are expected to be recognized over a weighted average period of 2.05 years.

Stock Options

No options were granted in 2023, 2022 and 2021. Prior to 2012, the Company granted time vested options to purchase shares of common stock with an exercise price equal to the fair market value on the date of grant to employees.

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

The table below outlines share-based compensation expense for the fiscal years ended December 31, 2023, 2022 and 2021 related to restricted stock and stock options granted:

	2023	2022	2021
Technology and academic services	$2,365	$2,424	$2,112
Counseling services and support	6,862	6,287	5,749
Marketing and communication	190	154	101
General and administrative	3,787	3,777	3,564
Share-based compensation expense included in operating expenses	13,204	12,642	11,526
Tax effect of share-based compensation	(3,301)	(3,161)	(2,882)
Share-based compensation expense, net of tax	$9,903	$9,481	$8,644

401(k) Plan

The Company has established a 401(k) Defined Contribution Benefit Plan (the “Plan”). The Plan provides eligible employees, upon date of hire, with an opportunity to make tax-deferred contributions into a long-term investment and savings program. All employees over the age of 21 are eligible to participate in the plan. The Plan allows eligible employees to contribute to the Plan subject to Internal Revenue Code restrictions and the Plan allows the Company to make discretionary matching contributions. The Company plans to make a matching contribution to the Plan of approximately $2,951 for the year ended December 31, 2023. The Company made discretionary matching contributions to the Plan of $2,744 and $2,345 for the years ended December 31, 2022 and 2021, respectively.

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

As of and for the years ended December 31, 2023, 2022 and 2021, related party transactions consisted of the following:

Affiliates

GCE Community Fund (“GCECF”) - GCECF was initially formed in 2014. GCECF makes grants for charitable, educational, literary, religious or scientific purposes within the meaning of Section 501(c ) (3) of the Internal Revenue Code (the “Code”), including for such purposes as the making of distributions to organizations that qualify as exempt organizations under Section 501 (c ) (3) of the Code. The Company’s Chief Executive Officer serves as the president of GCECF and GCECF’s board of directors is comprised entirely of Company executives. The Company is not the primary beneficiary of GCECF, and accordingly, the Company does not consolidate GCECF’s activities with its financial results. The Company made voluntary charitable contributions of $1,650 and $1,150 for each of the years ended December 31, 2023 and 2022, respectively, of which no amounts were owed as of December 31, 2023 and 2022.

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

Under the supervision and with the participation of our management, including our Principal Executive Officer and Principal Financial Officer, an evaluation was performed on the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) promulgated under the Exchange Act), as of the end of the period covered by this annual report. Based on that evaluation, our management, including the Principal Executive Officer and Principal Financial Officer, concluded that our disclosure controls and procedures were effective as of December 31, 2023.

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

Management performed an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2023, utilizing the criteria described in the “Internal Control-Integrated Framework (2013)” issued by the Committee of Sponsoring Organizations of the Treadway Commission. The objective of this assessment was to determine whether our internal control over financial reporting was effective as of December 31, 2023. Based on its assessment, management believes that, as of December 31, 2023, the Company’s internal control over financial reporting is effective.

The effectiveness of our internal control over financial reporting as of December 31, 2023 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their audit report which is included herein.

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
Grand Canyon Education, Inc.:

Opinion on Internal Control Over Financial Reporting

We have audited Grand Canyon Education, Inc. and subsidiaries’ (the Company) internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2023 and 2022, the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2023, and the related notes (collectively, the consolidated financial statements), and our report dated February 13, 2024 expressed an unqualified opinion on those consolidated financial statements.

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
February 13, 2024

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended December 31, 2023 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.      Other Information

Rule 10b5-1 Trading Arrangements

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

During the three months ended December 31, 2023, Dilek Marsh, our Chief Technology Officer, adopted a trading arrangement for the sale of shares of our Common Stock in amounts and prices determined in accordance with such plan, as more fully described in the following table:

(1)	Intended to satisfy the affirmative defense conditions of Rule 10b5-1(c).
(2)	Not intended to satisfy the affirmative defense conditions of Rule 10b5-1(c).

Clawback Policy

On October 25, 2023, the Board of Directors adopted the Recovery of Erroneously-Awarded Incentive Compensation Policy (the “Revised Clawback Policy”) in order to comply with Section 10D of the Exchange Act and the continued listing standards recently adopted by the NASDAQ Stock Exchange. Effective October 25, 2023, the Revised Clawback Policy provides for the mandatory recovery of erroneously awarded incentive-based compensation from current and former executive officers of the Company in the event that the Company is required to prepare an accounting restatement, and amends and restates, in its entirety, the Company’s Incentive Compensation Clawback Policy that was adopted effective as of January 26, 2017.

PART III

Item 10.       Directors, Executive Officers and Corporate Governance

The information required by this Item is incorporated by reference from our Proxy Statement to be filed in connection with our 2024 Annual Meeting of Stockholders within 120 days after the end of fiscal year ended December 31, 2023.

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

Item 11.       Executive Compensation

The information required by this Item is incorporated by reference from our Proxy Statement to be filed in connection with our 2024 Annual Meeting of Stockholders within 120 days after the end of fiscal year ended December 31, 2023.

Item 12.       Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item is incorporated by reference from our Proxy Statement to be filed in connection with our 2024 Annual Meeting of Stockholders within 120 days after the end of fiscal year ended December 31, 2023.

Item 13.       Certain Relationships and Related Transactions, and Director Independence

The information required by this Item is incorporated by reference from our Proxy Statement to be filed in connection with our 2024 Annual Meeting of Stockholders within 120 days after the end of fiscal year ended December 31, 2023.

Item 14.       Principal Accounting Fees and Services

The information required by this Item is incorporated by reference from our Proxy Statement to be filed in connection with our 2024 Annual Meeting of Stockholders within 120 days after the end of fiscal year ended December 31, 2023.

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

3.	Exhibits

Number	Description	Method of Filing

2.1	Asset Purchase Agreement, dated July 1, 2018, by and between Grand Canyon Education, Inc. and Grand Canyon University (formerly known as Gazelle University)#	Incorporated by reference to Exhibit 2.1 to GCE’s Quarterly Report on Form 10-Q filed with the SEC on November 8, 2018.

2.2	Agreement and Plan of Merger, dated December 17, 2018, by and among Grand Canyon Education, Inc., GCE Cosmos Merger Sub, LLC and Orbis Education Services, LLC#	Incorporated by reference to Exhibit 2.2 to GCE’s Annual Report on Form 10-K filed with the SEC on February 20, 2019.

3.1	Amended and Restated Certificate of Incorporation (as amended)	Incorporated by reference to Exhibit 3.1 to GCE’s Annual Report on Form 10-K filed with the SEC on February 20, 2019.

3.2	Third Amended and Restated Bylaws	Incorporated by reference to Exhibit 3.1 to GCE’s Current Report on Form 8-K filed with the SEC on October 29, 2014.

4.1	Specimen of Stock Certificate	Incorporated by reference to Exhibit 4.1 to Amendment No. 2 to GCE’s Registration Statement on Form S-1 filed with the SEC on September 29, 2008.

4.2	Description of Common Stock	Incorporated by reference to Exhibit 4.2 to GCE’s Annual Report on Form 10-K filed with the SEC on February 20, 2020.
10.1	2008 Equity Incentive Plan, as amended†	Incorporated by reference to Exhibit 10.1 to GCE’s Quarterly Report on Form 10-Q filed with the SEC on November 14, 2011.

10.2	2017 Equity Incentive Plan, as amended†	Incorporated by reference to Exhibit 10.1 to GCE’s Current Report on Form 8-K filed with the SEC on June 14, 2017.

10.3	Form of Restricted Stock Agreement under the 2017 Equity Incentive Plan, as amended†	Incorporated by reference to Exhibit 10.3 to GCE’s Annual Report on Form 10-K filed with the SEC on February 21, 2018.

10.4	Third Amended and Restated Executive Employment Agreement, dated May 1, 2023, by and between Grand Canyon Education, Inc. and Brian E. Mueller†	Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on May 2, 2023.

Number	Description	Method of Filing
10.5	Third Amended and Restated Executive Employment Agreement, dated May 1, 2023, by and between Grand Canyon Education, Inc. and W. Stan Meyer†	Incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on May 2, 2023.

10.6	Third Amended and Restated Executive Employment Agreement, dated May 1, 2023, by and between Grand Canyon Education, Inc. and Daniel E. Bachus†	Incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on May 2, 2023.

10.7	Second Amended and Restated Executive Employment Agreement, dated May 1, 2023, by and between Grand Canyon Education, Inc. and Dilek Marsh†	Incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on May 2, 2023.

10.8	Third Amended and Restated Executive Employment Agreement, dated May 1, 2023, by and between Grand Canyon Education, Inc. and Daniel J. Briggs†	Incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on May 2, 2023.

10.9	Form of Director and Officer Indemnity Agreement	Incorporated by reference to Exhibit 10.21 to Amendment No. 2 to GCE’s Registration Statement on Form S-1 filed with the SEC on September 29, 2008.

10.10	Credit Agreement dated July 1, 2018, by and between Grand Canyon Education, Inc. and Grand Canyon University (formerly known as Gazelle University).	Incorporated by reference to Exhibit 10.7 to GCE’s Quarterly Report on Form 10-Q filed with the SEC on November 8, 2018.

10.11	Master Services Agreement, dated July 1, 2018, by and between Grand Canyon Education, Inc. and Grand Canyon University (formerly known as Gazelle University).##	Incorporated by reference to Exhibit 10.8 to GCE’s Quarterly Report on Form 10-Q/A filed with the SEC on April 23, 2019.

10.12	Amended and Restated Credit Agreement, dated January 22, 2019, by and among Grand Canyon Education, Inc., Bank of America, N.A., and the other parties named therein.	Incorporated by reference to Exhibit 10.14 to GCE’s Annual Report on Form 10-K filed with the SEC on February 20, 2019.

10.13	Amended and Restated Security and Pledge Agreement, dated January 22, 2019, by and among Grand Canyon Education, Inc., Bank of America, N.A., and the other parties named therein.	Incorporated by reference to Exhibit 10.15 to GCE’s Annual Report on Form 10-K filed with the SEC on February 20, 2019.

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

Incorporated by reference to Exhibit 10.18 to GCE’s Annual Report on Form 10-K filed with the SEC on November 6, 2019.

10.17	Modification of Credit Agreement, Dated October 29, 2021, by and between Grand Canyon Education, Inc. and Grand Canyon University.	Incorporated by reference to Exhibit 10.1 to GCE’s Quarterly Report on Form 10-Q filed with the SEC on November 2, 2021.

21.0	Subsidiaries of Grand Canyon Education, Inc.	Filed herewith.

23.1	Consent of KPMG LLP, Independent Registered Public Accounting Firm	Filed herewith.

24.1	Power of Attorney	Filed herewith (on signature page)

31.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a) and 15d-14(a) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith.

31.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a) and 15d-14(a) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith.

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002††	Filed herewith.

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002††	Filed herewith.

97.1	Grand Canyon Education, Inc. Recovery of Erroneously-Awarded Incentive Compensation Policy, as adopted October 25, 2023.	Filed herewith.

Number	Description	Method of Filing
101

The following financial statements from GCE’s Annual Report on Form 10-K for the year ended December 31, 2023, formatted in Inline XBRL: (i) Consolidated Income Statements, (ii) Consolidated Statements of Comprehensive Income, (iii) Consolidated Balance Sheets, (iv) Consolidated Statements of Stockholders’ Equity, (v) Consolidated Statements of Cash Flows, and (vi) Consolidated Financial Statements tagged as blocks of text and including detailed tags.

Filed herewith.

104	The cover page from GCE’s Annual Report on Form 10-K for the year ended December 31, 2023, formatted in Inline XBRL (included as Exhibit 101).	Filed herewith.

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
Dated: February 13, 2024

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

Signature	Title	Date

/s/ Brian E. Mueller	Chief Executive Officer and Chairman	February 13, 2024
Brian E. Mueller	(Principal Executive Officer)

/s/ Daniel E. Bachus	Chief Financial Officer	February 13, 2024
Daniel E. Bachus	(Principal Financial Officer)
/s/ Lori Browning	SVP, Controller –Chief Accounting Officer	February 13, 2024
Lori Browning	(Principal Accounting Officer)

/s/ Sara Ward	Director	February 13, 2024
Sara Ward

/s/ Jack A. Henry	Director	February 13, 2024
Jack A. Henry

/s/ Lisa Graham Keegan	Director	February 13, 2024
Lisa Graham Keegan

/s/ Chevy Humphrey	Director	February 13, 2024
Chevy Humphrey