Form 10-Q
period 2024-03-31
Grand Canyon Education, Inc.
filed 2024-05-07
CIK 1434588

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

or

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

The total number of shares of common stock outstanding as of May 3, 2024, was 29,738,382.

GRAND CANYON EDUCATION, INC.

FORM 10-Q

PART I – FINANCIAL INFORMATION

Item 1.Financial Statements

GRAND CANYON EDUCATION, INC.

Consolidated Income Statements

(Unaudited)

	Three Months Ended
	March 31,
(In thousands, except per share data)	2024	2023
Service revenue	$274,675	$250,125
Costs and expenses:
Technology and academic services	39,125	37,512
Counseling services and support	82,884	73,349
Marketing and communication	55,353	52,894
General and administrative	10,730	9,788
Amortization of intangible assets	2,105	2,105
Total costs and expenses	190,197	175,648
Operating income	84,478	74,477
Interest expense	(2)	(19)
Investment interest and other	3,729	2,153
Income before income taxes	88,205	76,611
Income tax expense	20,195	17,047
Net income	$68,010	$59,564
Earnings per share:
Basic income per share	$2.31	$1.96
Diluted income per share	$2.29	$1.94
Basic weighted average shares outstanding	29,459	30,461
Diluted weighted average shares outstanding	29,639	30,638

The accompanying notes are an integral part of these consolidated financial statements.

GRAND CANYON EDUCATION, INC.

Consolidated Balance Sheets

	March 31,	December 31,
(In thousands, except par value)	2024	2023
	(Unaudited)
ASSETS:
Current assets
Cash and cash equivalents	$196,208	$146,475
Investments	94,485	98,031
Accounts receivable, net	111,710	78,811
Insurance receivable	25,500	—
Income tax receivable	38	1,316
Other current assets	16,512	12,889
Total current assets	444,453	337,522
Property and equipment, net	172,186	169,699
Right-of-use assets	90,135	92,454
Amortizable intangible assets, net	166,276	168,381
Goodwill	160,766	160,766
Other assets	1,755	1,641
Total assets	$1,035,571	$930,463
LIABILITIES AND STOCKHOLDERS’ EQUITY:
Current liabilities
Accounts payable	$29,827	$17,676
Accrued compensation and benefits	24,785	31,358
Accrued liabilities	57,608	26,725
Income taxes payable	26,300	10,250
Deferred revenue	10,270	—
Current portion of lease liability	11,336	11,024
Total current liabilities	160,126	97,033
Deferred income taxes, noncurrent	28,454	26,749
Other long-term liability	1,583	410
Lease liability, less current portion	85,961	88,257
Total liabilities	276,124	212,449
Commitments and contingencies
Stockholders’ equity
Preferred stock, $0.01 par value, 10,000 shares authorized; 0 shares issued and outstanding at March 31, 2024 and December 31, 2023	—	—
Common stock, $0.01 par value, 100,000 shares authorized; 54,087 and 53,970 shares issued and 29,839 and 29,953 shares outstanding at March 31, 2024 and December 31, 2023, respectively	541	540
Treasury stock, at cost, 24,248 and 24,017 shares of common stock at March 31, 2024 and December 31, 2023, respectively	(1,879,697)	(1,849,693)
Additional paid-in capital	325,994	322,512
Accumulated other comprehensive loss	(113)	(57)
Retained earnings	2,312,722	2,244,712
Total stockholders’ equity	759,447	718,014
Total liabilities and stockholders’ equity	$1,035,571	$930,463

The accompanying notes are an integral part of these consolidated financial statements.

GRAND CANYON EDUCATION, INC.

Consolidated Statements of Comprehensive Income

(Unaudited)

	Three Months Ended
	March 31,
(In thousands)	2024	2023
Net income	$68,010	$59,564
Other comprehensive income, net of tax:
Unrealized (losses) gains on available-for-sale securities, net of taxes of $18 and $37 for the three months ended March 31, 2024 and 2023, respectively	(56)	119
Comprehensive income	$67,954	$59,683

The accompanying notes are an integral part of these consolidated financial statements.

GRAND CANYON EDUCATION, INC.

Consolidated Statement of Stockholders’ Equity

(In thousands)

(Unaudited)

	Three Months Ended March 31, 2024
						Accumulated
					Additional	Other
	Common Stock		Treasury Stock		Paid-in	Comprehensive	Retained
	Shares	Par Value	Shares	Cost	Capital	Loss	Earnings	Total
Balance at December 31, 2023	53,970	$540	24,017	$(1,849,693)	$322,512	$(57)	$2,244,712	$718,014
Comprehensive income	—	—	—	—	—	(56)	68,010	67,954
Common stock purchased for treasury	—	—	172	(22,558)	—	—	—	(22,558)
Restricted shares forfeited	—	—	4	—	—	—	—	—
Share-based compensation	117	1	55	(7,446)	3,482	—	—	(3,963)
Balance at March 31, 2024	54,087	$541	24,248	$(1,879,697)	$325,994	$(113)	$2,312,722	$759,447

	Three Months Ended March 31, 2023
						Accumulated
					Additional	Other
	Common Stock		Treasury Stock		Paid-in	Comprehensive	Retained
	Shares	Par Value	Shares	Cost	Capital	Loss	Earnings	Total
Balance at December 31, 2022	53,830	$538	22,772	$(1,711,423)	$309,310	$(533)	$2,039,727	$637,619
Comprehensive income	—	—	—	—	—	119	59,564	59,683
Common stock purchased for treasury	—	—	310	(35,090)	—	—	—	(35,090)
Restricted shares forfeited	—	—	5	—	—	—	—	—
Share-based compensation	136	2	56	(6,331)	3,367	—	—	(2,962)
Balance at March 31, 2023	53,966	$540	23,143	$(1,752,844)	$312,677	$(414)	$2,099,291	$659,250

The accompanying notes are an integral part of these consolidated financial statements.

GRAND CANYON EDUCATION, INC.

Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended
	March 31,
(In thousands)	2024	2023
Cash flows provided by operating activities:
Net income	$68,010	$59,564
Adjustments to reconcile net income to net cash provided by operating activities:
Share-based compensation	3,483	3,369
Depreciation and amortization	6,653	5,537
Amortization of intangible assets	2,105	2,105
Deferred income taxes	1,724	1,816
Other, including fixed asset disposals	(208)	410
Changes in assets and liabilities:
Accounts receivable from university partners	(32,899)	(25,158)
Other assets	(3,757)	(4,625)
Right-of-use assets and lease liabilities	335	419
Accounts payable	11,970	1,953
Accrued liabilities	(51)	(6,294)
Income taxes receivable/payable	17,328	14,225
Deferred revenue	10,270	9,678
Net cash provided by operating activities	84,963	62,999
Cash flows used in investing activities:
Capital expenditures	(8,979)	(8,587)
Additions of amortizable content	(72)	(244)
Purchases of investments	(19,381)	(52,556)
Proceeds from sale or maturity of investments	23,172	24,253
Net cash used in investing activities	(5,260)	(37,134)
Cash flows used in financing activities:
Repurchase of common shares and shares withheld in lieu of income taxes	(29,970)	(41,234)
Net cash used in financing activities	(29,970)	(41,234)
Net increase (decrease) in cash and cash equivalents and restricted cash	49,733	(15,369)
Cash and cash equivalents and restricted cash, beginning of period	146,475	120,409
Cash and cash equivalents and restricted cash, end of period	$196,208	$105,040
Supplemental disclosure of cash flow information
Cash paid for interest	$2	$19
Cash paid for income taxes	$295	$230
Supplemental disclosure of non-cash investing and financing activities
Purchases of property and equipment included in accounts payable	$2,091	$973
Insurance receivable for litigation settlement to be paid by insurance	$25,500	$—
Excise tax on treasury stock repurchases	$34	$187

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

We also provide education services to numerous university partners across the United States. GCE has continued to add additional university partners. In the healthcare field, we work in partnership with a growing number of top universities and healthcare networks across the country, offering healthcare-related academic programs at off-campus classroom and laboratory sites located near healthcare providers and developing high-quality, career-ready graduates who enter the workforce ready to meet the demands of the healthcare industry. In addition, we have provided certain services to a university partner to assist them in expanding their online graduate programs. As of March 31, 2024, GCE provides education services to 23 university partners across the United States.

2. Summary of Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. Intercompany transactions have been eliminated in consolidation.

Unaudited Interim Financial Information

The accompanying unaudited interim consolidated financial statements of the Company have been prepared in accordance with U.S. generally accepted accounting principles and pursuant to the rules and regulations of the United States Securities and Exchange Commission and the instructions to Form 10-Q and Article 10, consistent in all material respects with those applied in its financial statements included in its Annual Report on Form 10-K for the fiscal year ended December 31, 2023. They do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. Such interim financial information is unaudited but reflects all adjustments that in the opinion of management are necessary for the fair presentation of the interim periods presented. Interim results are not necessarily indicative of results for a full year. These consolidated financial statements should be read in conjunction with the Company’s audited financial statements and footnotes included in its Annual Report on Form 10-K for the fiscal year ended December 31, 2023 from which the December 31, 2023 balance sheet information was derived.

Investments

As of March 31, 2024 and December 31, 2023, the Company considered its investments in corporate bonds, agency bonds and commercial paper as available-for-sale securities based on the Company’s intent for the respective securities. Available-for-sale securities are carried at fair value, determined using Level 1 and Level 2 of the hierarchy of valuation inputs, with the use of inputs other than quoted prices that are observable for the assets. Unrealized investment gains and losses, net of tax, are reported as a separate component of other comprehensive income. Unrealized losses considered to be other-than-temporary are recognized currently in earnings. Amortization of premiums, accretion of discounts, interest and dividend income and realized gains and losses are included in interest and other income.

Insurance Receivable

The Company recorded a insurance receivable on March 31, 2024 for $25,500 for the Shareholder Litigation matter discussed in detail in Note 8 of the consolidated financial statements. The Company’s insurance carriers will fund the entire settlement amount.

Grand Canyon Education, Inc.

Notes to Consolidated Financial Statements

(In thousands, except per share data)

Arrangements with GCU

On July 1, 2018, the Company consummated an Asset Purchase Agreement (the “Asset Purchase Agreement”) with GCU. In conjunction with the Asset Purchase Agreement, the Company and GCU entered into a long-term master services agreement pursuant to which the Company provides identified technology and academic services, counseling services and support, marketing and communication services, and several back-office services to GCU in return for 60% of GCU’s tuition and fee revenue. Except for identified liabilities assumed by GCU, GCE retained responsibility for all liabilities of the business arising from pre-closing operations.

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

Costs that are capitalized include payroll and payroll-related costs for employees who are directly associated and spend time producing content and payments to faculty and subject matter experts involved in the process.  The Company starts capitalizing content costs when it begins to develop or to convert a particular course, resources have been assigned and a timeline has been set. The content asset is placed in service when all work is complete, and the curriculum could be used for instruction. Capitalized content development assets are included in other assets in our consolidated balance sheets. The Company has concluded that the most appropriate method to amortize the deferred content assets is on a straight-line basis over the estimated life of the course, which is generally four years which corresponds with course’s review and major revision cycle. As of March 31, 2024 and December 31, 2023, $726 and $746, respectively, net of amortization, of deferred content assets are included in other assets, long-term in the Company’s consolidated balance sheets and amortization is included in technical and academic services where the costs originated.

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

Finite-lived intangible assets that are acquired in a business combination are recorded at fair value on their acquisition dates and are amortized using a method that reflects the pattern in which the economic benefits of the intangible assets are consumed or on a straight-line basis over the estimated useful life of the intangible asset if the pattern of economic benefit cannot be reliability determined. Finite-lived intangible assets consist of university partner relationships and trade names. The Company reviews its finite-lived intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an intangible asset may not be recoverable. There were no indicators that the carrying amount of the finite-lived intangible assets were impaired as of March 31, 2024. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to undiscounted future net cash flows expected to be generated by the assets. If such intangible assets are not recoverable, a potential impairment loss is recognized to the extent the carrying amounts of the assets exceeds the fair value of the assets.

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

The Company’s receivables represent unconditional rights to consideration from our Services Agreements with our university partners. Accounts receivable, net is stated at net realizable value and contains billed and unbilled revenue. The Company utilizes the allowance method to provide for doubtful accounts based on its evaluation of the expected credit losses. There have been no amounts written off and no reserves established as of March 31, 2024. The Company will continue to review and revise its allowance methodology based on its collection experience with its partners.

For our partners with unbilled revenue, revenue recognition occurs in advance of billings. Billings for some university partners do not occur until after the service period has commenced and final enrollment information is available. Given that the Fall semester has ended as of December 31 of each year unbilled revenue is low at year end whereas at the end of each fiscal quarter a semester is ongoing and thus unbilled revenue is higher. Our unbilled revenue of $2,956 and $188 as of March 31, 2024 and December 31, 2023, respectively, are included in accounts receivable in our consolidated balance sheets. Deferred revenue represents the excess of amounts received as compared to amounts recognized in revenue on our consolidated statements of income as of the end of the reporting period, and such amounts

Grand Canyon Education, Inc.

Notes to Consolidated Financial Statements

(In thousands, except per share data)

are reflected as a current liability on our consolidated balance sheets. We generally receive payments for our services billed within 30 days of invoice. These payments are recorded as deferred revenue until the services are delivered and revenue is recognized.

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

Concentration of Credit Risk

The Company believes the credit risk related to cash equivalents and investments is limited due to its adherence to an investment policy that requires investments to have a minimum BBB rating, depending on the type of security, by at least one major rating agency at the time of purchase. All of the Company’s cash equivalents and investments as of March 31, 2024 and December 31, 2023 consist of investments rated BBB or higher by at least one rating agency. Additionally, the Company utilizes at least one financial institution to conduct initial and ongoing credit analysis on its investment portfolio to monitor and lower the potential impact of market risk associated with its cash equivalents and investment portfolio. Financial instruments that potentially subject the Company to concentration of credit risk consist principally of cash balances, which are primarily invested in money market funds or on deposit at high credit quality financial institutions in the U.S. Accounts at each institution are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000. At March 31, 2024 and December 31, 2023, the Company had $195,207 and $145,474, respectively, in excess of the FDIC insured limit. The Company is also subject to credit risk for its accounts receivable balance. Our dependence on our most significant university partner, with 89.7% and 88.5% of total service revenue for the three-month periods ended March 31, 2024 and 2023, respectively, subjects us to the risk that declines in our customer’s operations would result in a sustained reduction in service revenue for the Company.

Use of Estimates

The preparation of consolidated financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

Segment Information

The Company operates as a single education services company using a core infrastructure that serves the curriculum and educational delivery needs of its university partners. The Company’s Chief Executive Officer manages the Company’s operations as a whole and no expense or operating income information is generated or evaluated on any component level other than consolidated net income.

Recent Accounting Pronouncements

In November 2023, the FASB issued ASU No. 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosure,” effective for fiscal years beginning after December 15, 2023, with early adoption permitted. The ASU adds disclosure requirements for segment expense information. The ASU clarifies that single reportable segment entities are subject to Topic 280 in its entirety. The Company adopted this standard effective January 1, 2024 and the adoption of this guidance did not have a material impact on the Company’s financial condition, results of operations or statements of cash flows.

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

Grand Canyon Education, Inc.

Notes to Consolidated Financial Statements

(In thousands, except per share data)

3. Investments

As of March 31, 2024 and December 31, 2023, the Company had investments of $94,485 and $98,031, respectively, classified as available-for-sale securities.

As of March 31, 2024, the Company had available-for-sale investments comprised of the following:

	As of March 31, 2024
		Gross	Gross	Estimated
	Adjusted	Unrealized	Unrealized	Fair
	Cost	Gains	(Losses)	Value
Corporate bonds	$79,633	$155	$(295)	$79,493
Agency bonds	15,001	4	(13)	14,992
Total investments	$94,634	$159	$(308)	$94,485

For the three months ended March 31, 2024 and 2023, the net unrealized losses and gains were $56 and $119, respectively, net of taxes. Available-for-sale debt securities are carried at fair value on the consolidated balance sheets. The Company estimates the lifetime expected credit losses for all available-for sale debt securities in an unrealized loss position. If our assessment indicates that an expected credit loss exists, we determine the portion of the unrealized loss attributable to credit deterioration and record a reserve for the expected credit loss in the allowance for credit losses in technology and academic services in our consolidated income statements. The Company has the ability and intent to hold these investments until recovery or maturity.

Available-for-sale securities maturing as of December 31:
2024	$50,632
2025	26,916
2026	9,747
2027	7,190
Total	$94,485

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

	Three Months Ended
	March 31,
	2024	2023
Denominator:
Basic weighted average shares outstanding	29,459	30,461
Effect of dilutive stock options and restricted stock	180	177
Diluted weighted average shares outstanding	29,639	30,638

Diluted weighted average shares outstanding excludes the incremental effect of unvested restricted stock in accordance with the treasury stock method. For the three-month periods ended March 31, 2024 and 2023, approximately 78 and 100, respectively, of the Company’s restricted stock awards outstanding were excluded from the calculation of diluted earnings per share as their inclusion would have been anti-dilutive. These restricted stock awards could be dilutive in the future.

Grand Canyon Education, Inc.

Notes to Consolidated Financial Statements

(In thousands, except per share data)

5. Property and Equipment

Property and equipment consist of the following:

	March 31,	December 31,
	2024	2023
Land	$5,098	$5,098
Land improvements	2,242	2,242
Buildings	51,399	51,399
Buildings and leasehold improvements	34,463	34,210
Computer equipment	140,304	138,950
Furniture, fixtures and equipment	26,970	26,737
Internally developed software	74,728	71,204
Construction in progress	13,903	10,274
	349,107	340,114
Less accumulated depreciation and amortization	(176,921)	(170,415)
Property and equipment, net	$172,186	$169,699

6. Amortizable Intangible Assets

Identified intangible assets of $210,280 consisted primarily of university partner relationships that were valued at $210,000, which arose in connection with the 2019 acquisition of Orbis Education.

Amortizable intangible assets consist of the following as of:

	March 31, 2024
	Estimated	Gross		Net
	Average Useful	Carrying	Accumulated	Carrying
	Life (in years)	Amount	Amortization	Amount
University partner relationships	25	$210,000	$(43,724)	$166,276
Trade names	1	280	(280)	—
Total amortizable intangible assets, net		$210,280	$(44,004)	$166,276

Amortization expense for university partner relationships and trade names for the years ending December 31:

2024	$6,314
2025	8,419
2026	8,419
2027	8,419
2028	8,419
Thereafter	126,286
$166,276

7. Leases

The Company has operating leases for off-campus classroom and laboratory sites, office space, office equipment, and optical fiber communication lines. These leases have remaining lease terms that range from two months to 10 years and one month. At lease inception, we determine the lease term by assuming no exercises of renewal options due to the Company’s constantly changing geographical needs for its university partners. Leases with an initial term of 12 months or less are not recorded in the consolidated balance sheets and we recognize lease expense for these leases on a straight-line basis over the lease term. The Company had operating lease costs of $3,877 and $3,018 for the three-month periods ended March 31, 2024 and 2023, respectively.

Grand Canyon Education, Inc.

Notes to Consolidated Financial Statements

(In thousands, except per share data)

As of March 31, 2024, the Company had $29,578 of non-cancelable operating lease commitments for five off-campus classroom and laboratory sites that had not yet commenced. The Company’s weighted-average remaining lease term relating to its operating leases is 7.79 years, with a weighted-average discount rate of 3.9%. The cash paid for operating lease liabilities was $3,541 and $2,600 for the three months ended March 31, 2024 and 2023, respectively. As of March 31, 2024, the Company had no financing leases.

Future payment obligations with respect to the Company’s operating leases, which were existing at March 31, 2024, by year and in the aggregate, are as follows:

Year Ending December 31,	Amount
2024	$11,025
2025	14,808
2026	14,808
2027	14,080
2028	13,835
Thereafter	45,261
Total lease payments	$113,817
Less interest	16,520
Present value of lease liabilities	$97,297

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

Pending Litigation Matters

Shareholder Litigation. On May 12, 2020, a securities class action complaint was filed in the U.S. District Court for the District of Delaware by the City of Hialeah Employees’ Retirement System naming the Company, Brian E. Mueller and Daniel E. Bachus as defendants for allegedly making false and materially misleading statements regarding the circumstances surrounding the Company’s sale of Grand Canyon University (the “University”) to a non-profit entity on July 1, 2018 and the subsequent decision of the U.S. Department of Education to continue to treat the University as a for-profit institution for education regulatory purposes (collectively, the “Conversion”). The complaint asserted a putative class period stemming from January 5, 2018, the date when the Company announced that it had applied to the University’s accreditor for approval of the Conversion, to January 27, 2020, the date prior to the publication of a short-seller report focused on the Conversion. A substantially similar complaint was filed in the same court by Grant Walsh on June 12, 2020, making similar allegations against the Company, Mr. Mueller and Mr. Bachus. Both complaints alleged violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, and Rule 10b-5 promulgated thereunder and sought unspecified monetary relief, interest, and attorneys’ fees.

On August 13, 2020, the two cases were consolidated and the Fire and Police Association of Colorado, the Oakland County Employees’ Retirement System and the Oakland County Voluntary Employees’ Beneficiary

Grand Canyon Education, Inc.

Notes to Consolidated Financial Statements

(In thousands, except per share data)

Association Trust were appointed as lead plaintiffs. Thereafter, the plaintiffs filed a consolidated amended complaint on October 20, 2020, and the Company filed a motion to dismiss on December 21, 2020. On August 23, 2021, the Court granted the Company’s motion to dismiss in its entirety but permitted plaintiffs to file a further amended complaint to correct deficiencies in the initial complaint. The plaintiffs filed further amended complaints on September 28, 2021, and January 21, 2022, and the Company filed a further motion to dismiss on March 15, 2022. On March 28, 2023, the Company’s motion to dismiss was denied. On January 5, 2024, plaintiffs moved for class action status and the briefing on plaintiffs motion commenced.

On March 25, 2024, the parties executed a Stipulation and Agreement of Settlement to resolve this action. Subsequently, on March 29, 2024, the plaintiffs filed a motion seeking entry of an order preliminarily approving the settlement and establishing notice procedures, and on May 1, 2024, the Court granted an order preliminarily approving the settlement and authorizing dissemination of notice. The settlement remains subject to final approval by the Court. The Company’s insurance carriers will fund the entire settlement amount.

On December 22, 2023, the Company was named as a nominal defendant and certain of the Company’s current and former directors and officers were named as defendants in a shareholder derivative lawsuit filed in the Delaware Court of Chancery related to, among other things, the allegations in the aforementioned securities class action. The complaint asserts claims for breach of fiduciary duty, unjust enrichment, aiding and abetting breach of fiduciary duty, and corporate waste against all defendants. The defendants filed a motion to dismiss the complaint on April 15, 2024. The plaintiffs are required to either file a response opposing the motion to dismiss or submit an amended complaint by no later than June 12, 2024.

False Claims Act Matter. In May 2020, we were served with a qui tam lawsuit that had been filed against us in 2019 in the U.S. District Court for the District of Massachusetts by a former employee on behalf of the federal government. All proceedings in the lawsuit had been under seal until February 2020, when the U.S. government decided to not intervene in the lawsuit, and the complaint was then unsealed by the court. The suit, United States ex rel Mackillop v. Grand Canyon Education, Inc., alleges that we violated the False Claims Act by improperly compensating certain of our enrollment counselors in violation of the Title IV law governing compensation of such employees (the “incentive compensation rule”), and as a result, improperly received Title IV program funds. In response to a second amended complaint filed in September 2020, we filed a motion to dismiss and a motion to transfer the matter to the U.S. District Court for the District of Arizona. In December 2020, the court granted our motion to dismiss as to one of three counts and granted the motion to transfer but only upon conclusion of pretrial proceedings. In September 2021, we filed a motion for summary judgment which the Massachusetts court denied in September 2022. Subsequently, the matter was transferred to the Arizona court and trial was scheduled for late April 2024. In the interim, we filed a motion for reconsideration of the summary judgment ruling in September 2023; that motion remains pending. Prior to trial commencing, we and the relator reached an agreement to stay trial while the parties attempt to finalize the terms upon which the litigation could be concluded. For any future settlement to be effected, all parties to the litigation will need to agree on acceptable terms, both monetary and non-monetary. In this regard, because this matter involves claims under the False Claims Act, any such terms would also need to be approved by the applicable U.S. government agencies.

We believe that the compensation practices at issue in the complaint, which were developed with the guidance of outside regulatory counsel specifically to comply with Title IV and its regulations and relevant case law interpreting the incentive compensation rule, do not violate applicable law. If a future settlement is not finalized on terms acceptable to all parties in interest, the Company intends to defend itself vigorously in this legal proceeding.  The outcome of this legal proceeding is uncertain at this point.  At present, the Company cannot reasonably estimate a range of loss for this action based on the information available to the Company.  Accordingly, the Company has not accrued any liability associated with this action.

Grand Canyon Education, Inc.

Notes to Consolidated Financial Statements

(In thousands, except per share data)

9. Share-Based Compensation

Incentive Plan

The Company makes equity incentive grants pursuant to our 2017 Equity Incentive Plan (the “2017 Plan”) under which a maximum of 3,000 shares may be granted. As of March 31, 2024, 965 shares were available for grants under the 2017 Plan.

Restricted Stock

During the three months ended March 31, 2024, the Company granted 117 shares of common stock with a service vesting condition to certain of its executives, officers and employees. The restricted shares have voting rights and vest in five annual installments of 20%, with the first installment vesting in March of the calendar year following the date of grant (the “first vesting date”) and subsequent installments vesting on each of the four anniversaries of the first vesting date. Upon vesting, shares will be withheld in lieu of taxes equivalent to the minimum statutory tax withholding required to be paid when the restricted stock vests. During the three months ended March 31, 2024, the Company withheld 55 shares of common stock in lieu of taxes at a cost of $7,446 on the restricted stock vesting dates.

A summary of the activity related to restricted stock granted under the Company’s Incentive Plan since December 31, 2023 is as follows:

		Weighted Average
	Total	Grant Date
	Shares	Fair Value per Share
Outstanding as of December 31, 2023	450	$93.16
Granted	117	$130.60
Vested	(142)	$91.08
Forfeited, canceled or expired	(4)	$94.61
Outstanding as of March 31, 2024	421	$104.22

Share-based Compensation Expense

The table below outlines share-based compensation expense for the three months ended March 31, 2024 and 2023 related to restricted stock granted:

	2024	2023
Technology and academic services	$605	$678
Counseling services and support	1,826	1,743
Marketing and communication	54	48
General and administrative	998	900
Share-based compensation expense included in operating expenses	3,483	3,369
Tax effect of share-based compensation	(871)	(842)
Share-based compensation expense, net of tax	$2,612	$2,527

10. Treasury Stock

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

During the three months ended March 31, 2024 the Company repurchased 172 shares of common stock, at an aggregate cost of $22,524. As of March 31, 2024, there remained $242,530 available under its current share repurchase authorization. Shares repurchased in lieu of taxes are not included in the repurchase plan totals as they were approved in conjunction with the restricted share awards. Excise taxes of $34 are not included in the repurchase plan totals but are included in the total cost of net share repurchases in the consolidated statement of stockholders’ equity.

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

Forward-looking statements should not be read as a guarantee of future performance or results and will not necessarily be accurate indications of the times at, or by, which such performance or results will be achieved. Forward-looking statements are based on information available at the time those statements are made or management’s good faith belief as of that time with respect to future events and are subject to risks and uncertainties that could cause actual performance or results to differ materially from those expressed in or suggested by the forward-looking statements. Important factors that could cause our actual performance or results to differ materially from those expressed in or suggested by the forward-looking statements, include, but are not limited to:

●	legal and regulatory actions taken against our university partners that impact their businesses and that directly or indirectly reduce the service revenue we can earn under our master services agreements;
●	the occurrence of any event, change or other circumstance that could give rise to the termination of any of the key university partner agreements;
●	our ability to properly manage risks and challenges associated with strategic initiatives, including potential acquisitions or divestitures of, or investments in, new businesses, acquisitions of new properties and new university partners, and expansion of services provided to our existing university partners;
●	our failure to comply with the extensive regulatory framework applicable to us either directly as a third-party service provider or indirectly through our university partners, including Title IV of the Higher Education Act and the regulations thereunder, state laws and regulatory requirements, and accrediting commission requirements, and the results of related legal and regulatory actions that arise from such failures;
●	the harm to our business, results of operations, and financial condition, and harm to our university partners resulting from epidemics, pandemics, or public health crises;
●	the harm to our business and our ability to retract and retain students resulting from capacity constraints, system disruptions, or security breaches in our online computer networks and phone systems:
●	the ability of our university partners’ students to obtain federal Title IV funds, state financial aid, and private financing;
●	potential damage to our reputation or other adverse effects as a result of negative publicity in the media, in the industry or in connection with governmental reports or investigations or otherwise, affecting us or other companies in the education services sector;
●	risks associated with changes in applicable federal and state laws and regulations and accrediting commission standards, including pending rulemaking by the United States Department of Education applicable to us directly or indirectly through our university partners;

●	competition from other education service companies in our geographic region and market sector, including competition for students, qualified executives and other personnel;
●	our expected tax payments and tax rate;
●	our ability to hire and train new, and develop and train existing employees;
●	the pace of growth of our university partners’ enrollment and its effect on the pace of our own growth;
●	fluctuations in our revenues due to seasonality;
●	our ability to, on behalf of our university partners, convert prospective students to enrolled students and to retain active students to graduation;
●	our success in updating and expanding the content of existing programs and developing new programs in a cost-effective manner or on a timely basis for our university partners;
●	risks associated with the competitive environment for marketing the programs of our university partners;
●	failure on our part to keep up with advances in technology that could enhance the experience for our university partners’ students;
●	our ability to manage future growth effectively;
●	the impact of any natural disasters or public health emergencies; and
●	general adverse economic conditions or other developments that affect the job prospects of our university partners’ students.

Additional factors that could cause actual results to differ from those discussed in the forward-looking statements include, but are not limited to, those described in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K (the “2023 Form 10-K”) filed with the Securities and Exchange Commission (“SEC”) for the fiscal year ended December 31, 2023, as updated in our subsequent reports filed with the SEC, including any updates found in Part II, Item 1A of this Quarterly Report on Form 10-Q or our other reports on Form 10-Q. Forward-looking statements speak only as of the date the statements are made. You should not put undue reliance on any forward-looking statements. We assume no obligation to update forward-looking statements to reflect actual results, changes in assumptions, or changes in other factors affecting forward-looking information, except to the extent required by applicable securities laws. If we do update one or more forward-looking statements, no inference should be drawn that we will make additional updates with respect to those or other forward-looking statements.

Explanatory Note

Grand Canyon Education, Inc. (together with its subsidiaries, the “Company” or “GCE”) is a publicly traded education services company dedicated to serving colleges and universities. GCE has developed significant technological solutions, infrastructure and operational processes to provide services to these institutions on a large scale. GCE’s most significant university partner is Grand Canyon University (“GCU”), a comprehensive regionally accredited university that offers graduate and undergraduate degree programs, emphases and certificates across ten colleges both online and on ground at its campus in Phoenix, Arizona, and at six off-campus classroom and laboratory sites.

We also provide education services to numerous university partners across the United States. GCE has continued to add additional university partners. In the healthcare field, we work in partnership with a growing number of top universities and healthcare networks across the country, offering healthcare-related academic programs at off-campus classroom and laboratory sites located near healthcare providers and developing high-quality, career-ready graduates who enter the workforce ready to meet the demands of the healthcare industry. In addition, we have provided certain services to a university partner to assist them in expanding their online graduate programs. As of March 31, 2024, GCE provides education services to 23 university partners across the United States.

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

Critical Accounting Policies and Use of Estimates

Our critical accounting policies are disclosed in the 2023 Form 10-K for the fiscal year ended December 31, 2023. During the three months ended March 31, 2024, there were no significant changes in our critical accounting policies.

Results of Operations

The following table sets forth certain income statement data as a percentage of revenue for each of the periods indicated. Amortization of intangible assets has been excluded from the table below:

	Three Months Ended
	March 31,
	2024	2023
Costs and expenses
Technology and academic services	14.2%	15.0%
Counseling services and support	30.2	29.3
Marketing and communication	20.2	21.1
General and administrative	3.9	3.9

Three Months Ended March 31, 2024 Compared to Three Months Ended March 31, 2023

Service revenue. Our service revenue for the three months ended March 31, 2024 was $274.7 million, an increase of $24.6 million, or 9.8%, as compared to service revenue of $250.1 million for the three months ended March 31, 2023. The increase year over year in service revenue was primarily due to an increase in GCU enrollments to 116,952 at March 31, 2024, an increase of 7.7% over enrollments at March 31, 2023 and an increase in revenue per student year over year. The increase in revenue per student between years is primarily due to the service revenue impact of the increased room, board and other ancillary revenues at GCU in the first quarter of 2024 as compared to the prior year period. In addition, service revenue per student for Accelerated Bachelor of Science in Nursing (“ABSN”) students at off-campus classroom and laboratory sites generates a significantly higher revenue per student than we earn under our agreement with GCU, as these agreements generally provide us with a higher revenue share percentage, the partners have higher tuition rates than GCU and the majority of their students take more credits on average per semester. The increase in revenue per student in the three months ended March 31, 2024 was also positively impacted by the timing of the Spring semester for the ground traditional campus. The Spring semester started one day earlier in 2024 than in 2023, which had the effect of shifting $2.1 million in service revenue from the second quarter of 2024 to the first quarter of 2024 in comparison to the prior year. The additional day for leap year in 2024 added additional service revenue of $1.5 million as compared to the prior year. Partner enrollments totaled 120,788 at March 31, 2024 as compared to 112,588 at March 31, 2023. University partner enrollments at our off-campus classroom and laboratory sites were 4,486, an increase of 4.0% over enrollments at March 31, 2023, which includes 650 and 360 GCU students at March 31, 2024 and 2023, respectively. Although partner enrollments at our off-campus classroom and laboratory sites returned to year over year growth this quarter, some existing partners continue to experience reduced incoming cohort sizes which has slowed the growth. We believe the growth in the number of ABSN students is being negatively impacted by the strong job market as these students have historically been individuals with already completed bachelor’s degrees choosing to re-career into one of these health professions. To address this challenge, we have been working with a number of our university partners to adjust their programs to allow students with the required education experience but without a completed bachelor’s degree to enter their programs. The majority of those partners that have made the adjustment to admit students without a completed bachelor’s degree had new enrollment growth on a year over year basis in the Spring 2023 semester. We opened five sites in the year ended December 31, 2023 and two sites in the three months ended March 31, 2024 increasing the total number of these sites to 42 at March 31, 2024, which has also positively impacted the enrollment growth. Enrollments for GCU ground students were 22,965 at March 31, 2024 up from 22,568 at March 31, 2023. GCU online enrollments were 93,987 at March 31, 2024, up from 86,065 at March 31, 2023, an increase of 9.2% between years.

Technology and academic services. Our technology and academic services expenses for the three months ended March 31, 2024 were $39.1 million, an increase of $1.6 million, or 4.3%, as compared to technology and academic services expenses of $37.5 million for the three months ended March 31, 2023. This increase was primarily due to increases in occupancy and depreciation and in other technology and academic costs of $1.3 million and $1.1 million, respectively, partially offset by a decrease in employee compensation and related expenses, including share-based compensation of $0.8 million. The increased occupancy and depreciation and other technology and academic costs were primarily due to the costs associated with the increased number of off-campus classroom and laboratory sites to support our 23 university partners, and their increased enrollment growth. The decrease in employee compensation and related expenses is primarily due to decreased faculty reimbursements due to the decline in some of our other partners’ enrollments and changes in our agreements with certain university partners whereby we no longer reimburse these partners for their faculty costs partially offset by increased headcount to support our 23 university partners, and their increased enrollment growth, tenure-based salary adjustments and the increased number of off-campus classroom and laboratory sites year over year. Our technology and academic services expenses as a percentage of revenue decreased by 0.8% to 14.2% for the three months ended March 31, 2024, from 15.0% for the three months ended March 31, 2023. This decrease was primarily due to the decreased faculty reimbursements between years. We anticipate that technology and academic services expenses as a percentage of revenue will continue to increase in the future as we open more off-site classroom and laboratory sites although these increases might be offset by lower faculty reimbursements if more partners choose to adjust their contracts.

Counseling services and support. Our counseling services and support expenses for the three months ended March 31, 2024 were $82.9 million, an increase of $9.6 million, or 13.0%, as compared to counseling services and support expenses of $73.3 million for the three months ended March 31, 2023. This increase was primarily attributable to increases in employee compensation and related expenses including share-based compensation and benefits, in other counseling services and support expenses and in occupancy and depreciation costs of $7.2 million, $1.8 million and $0.6 million, respectively. The increases in employee compensation and related expenses were primarily due to increased headcount to support our university partners, and their planned increases in enrollment, tenure-based salary adjustments and the increased number of off-campus classroom and laboratory sites open year over year. The increase in other counseling services and support expenses is primarily the result of increased travel costs for our 23 university partners. The increase in occupancy and depreciation is primarily related to higher depreciation expense associated with our continued enhancements to IT infrastructure and internal-use software development. Our counseling services and support expenses as a percentage of revenue increased by 0.9% to 30.2% for the three months ended March 31, 2024, from 29.3% for the three months ended March 31, 2023 primarily due to the significant increase year over year in travel expenses and headcount. We anticipate that counseling services and support expense will continue to increase in the future as we continue to invest to meet our partners’ needs but are hopeful that we will see leverage in counseling services and support expenses as a percentage of revenue in 2024.

Marketing and communication. Our marketing and communication expenses for the three months ended March 31, 2024 were $55.4 million, an increase of $2.5 million, or 4.6%, as compared to marketing and communication expenses of $52.9 million for the three months ended March 31, 2023. This increase was primarily attributable to the increased cost to market our university partners’ programs and to the marketing of new university partners and new locations which resulted in increased advertising of $2.1 million, increased employee compensation, including share-based compensation and benefits of $0.2 million, an increase in occupancy and depreciation of $0.1 million and an increase in other marketing and communication expenses of $0.1 million. Our marketing and communication expenses as a percentage of revenue decreased by 0.9% to 20.2% for the three months ended March 31, 2024, from 21.1% for the three months ended March 31, 2023, primarily due to our ability to leverage our marketing and communication expenses across an increasing revenue base. Although we will continue to invest heavily in this area, we are hopeful that we will see leverage in marketing and communication costs in 2024.

General and administrative. Our general and administrative expenses for the three months ended March 31, 2024 were $10.7 million, an increase of $0.9 million, or 9.6%, as compared to general and administrative expenses of $9.8 million for the three months ended March 31, 2023. This increase was primarily attributable to an increase in professional fees and an increase in employee compensation, including share-based compensation and benefits of $0.8 million and $0.2 million respectively. These increases were partially offset by a decrease in other administrative expenses of $0.1 million. Our professional fees increased between years primarily due to higher legal costs. Our general and administrative expenses as a percentage of revenue stayed flat at 3.9% for both of the three months ended March 31, 2024 and 2023 due to our ability to leverage our general and administrative expenses across an increasing revenue base. General and administrative expenses as a percentage of revenue could increase in 2024 due to higher expected legal costs.

Amortization of intangible assets. Amortization of intangible assets for the three months ended March 31, 2024 and 2023 were $2.1 million for both periods. As a result of the acquisition of our wholly owned subsidiary, Orbis Education, certain identifiable intangible assets were created (primarily customer relationships) that will be amortized over their expected lives.

Investment interest and other. Investment interest and other for the three months ended March 31, 2024 was $3.7 million, as compared to investment interest and other for the three months ended March 31, 2023 of $2.2 million due to higher investment balances and higher returns on those balances.

Income tax expense. Income tax expense for the three months ended March 31, 2024 was $20.2 million, an increase of $3.2 million, or 18.5%, as compared to income tax expense of $17.0 million for the three months ended March 31, 2023. Our effective tax rate was 22.9% during the first quarter of 2024 compared to 22.3% during the first quarter of 2023. In the first quarter of 2024, the effective tax rate was favorably impacted by excess tax benefits of $1.5 million as compared to $0.9 million in the first quarter of 2023. The effective tax rate increased year over year due to higher taxable income and in the first quarter of 2023 the effective tax rate was favorably impacted by state income tax refunds.

Net income. Our net income for the three months ended March 31, 2024 was $68.0 million, an increase of $8.4 million, or 14.2%, as compared to $59.6 million for the three months ended March 31, 2023, due to the factors discussed above.

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

Liquidity and Capital Resources

	As of March 31,	As of December 31,
(In thousands)	2024	2023
Cash, cash equivalents and investments	$290,693	$244,506

Overview

Our liquidity position, as measured by cash and cash equivalents and investments increased by $46.2 million between December 31, 2023 and March 31, 2024, which was largely attributable to cash flows from operations during the three months ended March 31, 2024 exceeding share repurchases, changes in our investment balances and capital expenditures.

Based on our current level of operations and anticipated growth, we believe that our cash flow from operations and other sources of liquidity, including cash and cash equivalents and investments, will provide adequate funds for ongoing operations, planned capital expenditures, and working capital requirements for at least the next 24 months.

Cash Flows from Operating Activities

	Three Months Ended March 31,
(In thousands)	2024	2023
Net cash provided by operating activities	$84,963	$62,999

The increase in cash generated from operating activities between the three months ended March 31, 2023 and the three months ended March 31, 2024 was primarily due to increased income and changes in working capital balances, primarily accounts payable, accrued liabilities and accounts receivable. Accounts payable increased between December 31, 2023 and March 31, 2024 by $10.0 million more than it did between December 31, 2022 and March 31, 2023 due to the timing of check runs during those periods and accrued liabilities decreased by $6.2 million less than it did between December 31, 2022 and March 31, 2023 due to the timing of payroll disbursements. Accounts receivable increased by $7.7 million more than it did between December 31, 2022 and March 31, 2023 due primarily to higher revenues between periods. We define working capital as the assets and liabilities, other than cash, generated through the Company’s primary operating activities. Changes in these balances are included in the changes in assets and liabilities presented in the consolidated statement of cash flows.

Cash Flows from Investing Activities

	Three Months Ended March 31,
(In thousands)	2024	2023
Net cash used in investing activities	$(5,260)	$(37,134)

Investing activities consumed $5.3 million of cash in the three months ended March 31, 2024 compared to $37.1 million in the three months ended March 31, 2023.

In the first three months of 2024 and 2023 cash used in investing activities included capital expenditures totaling $9.0 million and $8.6 million, respectively. Capital expenditures for both periods primarily consisted of leasehold improvements and equipment for new off-campus classroom and laboratory sites, as well as purchases of computer equipment, internal use software projects and furniture and equipment to support our increasing employee headcount. The Company incurs upfront expenses and capital expenditures prior to an off-campus classroom and laboratory site being opened. The Company intends to continue to spend approximately $30.0 million to $40.0 million per year for capital expenditures.

Cash used in investing activities also includes net investment activity. In the first three months of 2024, proceeds, net of purchases of available-for sale securities were $3.8 million, while in the first three months of 2023 the purchase of available-for-sale securities, net of proceeds from the sale of investments of $28.3 million.

Cash Flows from Financing Activities

	Three Months Ended March 31,
(In thousands)	2024	2023
Net cash used in financing activities	$(29,970)	$(41,234)

Financing activities consumed $30.0 million of cash in the three months ended March 31, 2024 compared to $41.2 million in the three months ended March 31, 2023.

During the three months ended March 31, 2024 and 2023, $22.6 million and $34.9 million, respectively was used to purchase treasury stock in accordance with GCE’s share repurchase program. In 2024 and 2023, $7.4 million and $6.3 million, respectively, of cash was utilized to purchase common shares withheld in lieu of income taxes resulting from the vesting of restricted share awards. The Company intends to continue using a significant portion of its cash flows from operations to repurchase its shares.

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

We repurchased 171,670 shares of common stock in the three months ended March 31, 2024. At March 31, 2024, there remains $242.5 million available under our share repurchase authorization.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have had or are reasonably likely to have a material current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources.

Item 3.   Quantitative and Qualitative Disclosures About Market Risk

Market risk. As of March 31, 2024, we have no derivative financial instruments or derivative commodity instruments. We invest cash in excess of current operating requirements in money market instruments and commercial paper at multiple financial institutions.

Interest rate risk. We manage interest rate risk by investing excess funds in cash equivalents, BBB or higher rated corporate bonds, commercial paper, agency bonds, municipal securities, asset backed securities, municipal bonds, and collateralized mortgage obligations bearing variable interest rates, which are tied to various market indices or individual bond coupon rates. Our future investment income may fall short of expectations due to changes in interest rates or we may suffer losses in principal if we are forced to sell securities before their maturity date that have declined in market value due to changes in interest rates. At March 31, 2024, a 10% increase or decrease in interest rates would not have a material impact on our future earnings, fair values, or cash flows.

Item 4.   Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective, as of March 31, 2024, in ensuring that material information relating to us required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in reports it files or submits under the Exchange Act is accumulated and communicated to management, including its principal executive officer or officers and principal financial officer or officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

PART II – OTHER INFORMATION

Item 1.   Legal Proceedings

For information regarding our material pending legal proceedings, see the section entitled Litigation within Note 8 – Commitments and Contingencies of our notes to consolidated financial statements included in Part I, Item 1 of this report, which section is incorporated by reference into this Part II, Item 1.

Item 1A. Risk Factors

There have been no material changes to the risk factors disclosed in the “Risk Factors” section of the 2023 Form 10-K.

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

During the three months ended March 31, 2024, 171,670 shares of common stock were repurchased by the Company. At March 31, 2024, there remains $242.5 million available under our share repurchase authorization.

The following table sets forth our share repurchases of common stock and our share repurchases in lieu of taxes, which are not included in the repurchase plan totals as they were approved in conjunction with the restricted share awards, during each period in the first quarter of fiscal 2024:

			Total Number of	Maximum Dollar
			Shares Purchased as	Value of Shares
		Average	Part of Publicly	That May Yet Be
	Total Number of	Price Paid	Announced	Purchased Under
Period	Shares Purchased	Per Share	Program	the Program
Share Repurchases
January 1, 2024 – January 31, 2024	38,553	$126.15	38,553	$260,200,000
February 1, 2024 – February 29, 2024	57,880	$131.01	57,880	$252,600,000
March 1, 2024 – March 31, 2024	75,237	$133.94	75,237	$242,500,000
Total	171,670	$131.20	171,670	$242,500,000
Tax Withholdings
January 1, 2024 – January 31, 2024	—	$—	—	$—
February 1, 2024 – February 29, 2024	—	$—	—	$—
March 1, 2024 – March 31, 2024	55,276	$134.71	—	$—
Total	55,276	$134.71	—	$—

Item 3.   Defaults Upon Senior Securities

None.

Item 4.   Mine Safety Disclosures

None.

Item 5.   Other Information

During the three months ended March 31, 2024, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

101

The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2024, formatted in Inline XBRL: (i) Consolidated Income Statements, (ii) Consolidated Statements of Comprehensive Income, (iii) Consolidated Balance Sheets, (iv) Consolidated Statements of Stockholders’ Equity, (v) Consolidated Statements of Cash Flows, and (vi) Notes to Consolidated Financial Statements tagged as blocks of text and including detailed tags.

Filed herewith.

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2024, formatted in Inline XBRL (included as Exhibit 101).	Filed herewith.

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

GRAND CANYON EDUCATION, INC.

Date: May 7, 2024	By:	/s/ Daniel E. Bachus
Daniel E. Bachus
Chief Financial Officer
(Principal Financial Officer)