Form 10-Q
period 2024-06-30
Grand Canyon Education, Inc.
filed 2024-08-06
CIK 1434588

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

or

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

The total number of shares of common stock outstanding as of August 2, 2024, was 29,457,420.

GRAND CANYON EDUCATION, INC.

FORM 10-Q

PART I – FINANCIAL INFORMATION

Item 1.Financial Statements

GRAND CANYON EDUCATION, INC.

Consolidated Income Statements

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands, except per share data)	2024	2023	2024	2023
Service revenue	$227,463	$210,577	$502,138	$460,702
Costs and expenses:
Technology and academic services	41,001	38,957	80,126	76,469
Counseling services and support	78,107	72,392	160,991	145,741
Marketing and communication	52,895	50,806	108,248	103,700
General and administrative	10,636	10,875	21,366	20,663
Amortization of intangible assets	2,105	2,105	4,210	4,210
Total costs and expenses	184,744	175,135	374,941	350,783
Operating income	42,719	35,442	127,197	109,919
Interest expense	(2)	(7)	(4)	(26)
Investment interest and other	4,112	2,590	7,841	4,743
Income before income taxes	46,829	38,025	135,034	114,636
Income tax expense	11,951	9,052	32,146	26,099
Net income	$34,878	$28,973	$102,888	$88,537
Earnings per share:
Basic income per share	$1.19	$0.96	$3.50	$2.92
Diluted income per share	$1.19	$0.96	$3.48	$2.91
Basic weighted average shares outstanding	29,285	30,183	29,372	30,321
Diluted weighted average shares outstanding	29,415	30,287	29,527	30,462

The accompanying notes are an integral part of these consolidated financial statements.

GRAND CANYON EDUCATION, INC.

Consolidated Balance Sheets

	June 30,	December 31,
(In thousands, except par value)	2024	2023
	(Unaudited)
ASSETS:
Current assets
Cash and cash equivalents	$241,317	$146,475
Investments	100,498	98,031
Accounts receivable, net	29,454	78,811
Income tax receivable	5,504	1,316
Other current assets	13,052	12,889
Total current assets	389,825	337,522
Property and equipment, net	173,827	169,699
Right-of-use assets	101,893	92,454
Amortizable intangible assets, net	164,171	168,381
Goodwill	160,766	160,766
Other assets	2,209	1,641
Total assets	$992,691	$930,463
LIABILITIES AND STOCKHOLDERS’ EQUITY:
Current liabilities
Accounts payable	$22,466	$17,676
Accrued compensation and benefits	33,776	31,358
Accrued liabilities	31,935	26,725
Income taxes payable	94	10,250
Deferred revenue	7,216	—
Current portion of lease liability	11,980	11,024
Total current liabilities	107,467	97,033
Deferred income taxes, noncurrent	26,992	26,749
Other long-term liability	1,538	410
Lease liability, less current portion	97,499	88,257
Total liabilities	233,496	212,449
Commitments and contingencies
Stockholders’ equity
Preferred stock, $0.01 par value, 10,000 shares authorized; 0 shares issued and outstanding at June 30, 2024 and December 31, 2023	—	—
Common stock, $0.01 par value, 100,000 shares authorized; 54,090 and 53,970 shares issued and 29,549 and 29,953 shares outstanding at June 30, 2024 and December 31, 2023, respectively	541	540
Treasury stock, at cost, 24,541 and 24,017 shares of common stock at June 30, 2024 and December 31, 2023, respectively	(1,918,810)	(1,849,693)
Additional paid-in capital	329,990	322,512
Accumulated other comprehensive loss	(126)	(57)
Retained earnings	2,347,600	2,244,712
Total stockholders’ equity	759,195	718,014
Total liabilities and stockholders’ equity	$992,691	$930,463

The accompanying notes are an integral part of these consolidated financial statements.

GRAND CANYON EDUCATION, INC.

Consolidated Statements of Comprehensive Income

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands)	2024	2023	2024	2023
Net income	$34,878	$28,973	$102,888	$88,537
Other comprehensive income, net of tax:
Unrealized losses on available-for-sale securities, net of taxes of $4 and $86 for the three months ended June 30, 2024 and 2023, respectively, and $22 and $49 for the six months ended June 30, 2024 and 2023, respectively	(13)	(276)	(69)	(157)
Comprehensive income	$34,865	$28,697	$102,819	$88,380

The accompanying notes are an integral part of these consolidated financial statements.

GRAND CANYON EDUCATION, INC.

Consolidated Statement of Stockholders’ Equity

(In thousands)

(Unaudited)

	Six Months Ended June 30, 2024
						Accumulated
					Additional	Other
	Common Stock		Treasury Stock		Paid-in	Comprehensive	Retained
	Shares	Par Value	Shares	Cost	Capital	Loss	Earnings	Total
Balance at December 31, 2023	53,970	$540	24,017	$(1,849,693)	$322,512	$(57)	$2,244,712	$718,014
Comprehensive income	—	—	—	—	—	(56)	68,010	67,954
Common stock purchased for treasury	—	—	172	(22,558)	—	—	—	(22,558)
Restricted shares forfeited	—	—	4	—	—	—	—	—
Share-based compensation	117	1	55	(7,446)	3,482	—	—	(3,963)
Balance at March 31, 2024	54,087	$541	24,248	$(1,879,697)	$325,994	$(113)	$2,312,722	$759,447
Comprehensive income	—	—	—	—	—	(13)	34,878	34,865
Common stock purchased for treasury	—	—	281	(39,113)	—	—	—	(39,113)
Restricted shares forfeited	—	—	12	—	—	—	—	—
Share-based compensation	3	—	—	—	3,996	—	—	3,996
Balance at June 30, 2024	54,090	$541	24,541	$(1,918,810)	$329,990	$(126)	$2,347,600	$759,195

	Six Months Ended June 30, 2023
						Accumulated
					Additional	Other
	Common Stock		Treasury Stock		Paid-in	Comprehensive	Retained
	Shares	Par Value	Shares	Cost	Capital	Loss	Earnings	Total
Balance at December 31, 2022	53,830	$538	22,772	$(1,711,423)	$309,310	$(533)	$2,039,727	$637,619
Comprehensive income	—	—	—	—	—	119	59,564	59,683
Common stock purchased for treasury	—	—	310	(35,090)	—	—	—	(35,090)
Restricted shares forfeited	—	—	5	—	—	—	—	—
Share-based compensation	136	2	56	(6,331)	3,367	—	—	(2,962)
Balance at March 31, 2023	53,966	$540	23,143	$(1,752,844)	$312,677	$(414)	$2,099,291	$659,250
Comprehensive income	—	—	—	—	—	(276)	28,973	28,697
Common stock purchased for treasury	—	—	419	(45,775)	—	—	—	(45,775)
Restricted shares forfeited	—	—	10	—	—	—	—	—
Share-based compensation	4	—	—	—	3,253	—	—	3,253
Balance at June 30, 2023	53,970	$540	23,572	$(1,798,619)	$315,930	$(690)	$2,128,264	$645,425

The accompanying notes are an integral part of these consolidated financial statements.

GRAND CANYON EDUCATION, INC.

Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended
	June 30,
(In thousands)	2024	2023
Cash flows provided by operating activities:
Net income	$102,888	$88,537
Adjustments to reconcile net income to net cash provided by operating activities:
Share-based compensation	7,479	6,622
Depreciation and amortization	13,581	10,939
Amortization of intangible assets	4,210	4,210
Deferred income taxes	266	1,160
Other, including fixed asset disposals	(457)	842
Changes in assets and liabilities:
Accounts receivable from university partners	49,357	52,731
Other assets	(749)	(1,332)
Right-of-use assets and lease liabilities	759	787
Accounts payable	4,986	2,323
Accrued liabilities	8,334	(460)
Income taxes receivable/payable	(14,344)	(18,341)
Deferred revenue	7,216	9,110
Net cash provided by operating activities	183,526	157,128
Cash flows used in investing activities:
Capital expenditures	(17,933)	(17,599)
Additions of amortizable content	(170)	(488)
Purchases of investments	(48,594)	(73,807)
Proceeds from sale or maturity of investments	46,708	43,837
Net cash used in investing activities	(19,989)	(48,057)
Cash flows used in financing activities:
Repurchase of common shares and shares withheld in lieu of income taxes	(68,695)	(86,555)
Net cash used in financing activities	(68,695)	(86,555)
Net increase in cash and cash equivalents and restricted cash	94,842	22,516
Cash and cash equivalents and restricted cash, beginning of period	146,475	120,409
Cash and cash equivalents and restricted cash, end of period	$241,317	$142,925
Supplemental disclosure of cash flow information
Cash paid for interest	$4	$26
Cash paid for income taxes	$44,220	$42,460
Supplemental disclosure of non-cash investing and financing activities
Purchases of property and equipment included in accounts payable	$1,713	$1,644
ROU Asset and Liability recognition	$9,439	$3,727
Excise tax on treasury stock repurchases	$422	$641

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

We also provide education services to numerous university partners across the United States. In the healthcare field, we work in partnership with a number of top universities and healthcare networks, offering healthcare-related academic programs at off-campus classroom and laboratory sites located near healthcare providers and developing high-quality, career-ready graduates who enter the workforce ready to meet the demands of the healthcare industry. In addition, we have provided certain services to a university partner to assist them in expanding their online graduate programs. As of June 30, 2024, GCE provides education services to 22 university partners across the United States.

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

Investments

As of June 30, 2024 and December 31, 2023, the Company considered its investments in corporate bonds, agency bonds, treasury bills and commercial paper as available-for-sale securities based on the Company’s intent for the respective securities. Available-for-sale securities are carried at fair value, determined using Level 1 and Level 2 of the hierarchy of valuation inputs, with the use of inputs other than quoted prices that are observable for the assets. Unrealized investment gains and losses, net of tax, are reported as a separate component of other comprehensive income. Unrealized losses considered to be other-than-temporary are recognized currently in earnings. Amortization of premiums, accretion of discounts, interest and dividend income and realized gains and losses are included in interest and other income.

Insurance Receivable

The Company recorded an insurance receivable on March 31, 2024 for $25,500 for the Shareholder Litigation matter discussed in detail in Note 8 of the consolidated financial statements. The Company’s insurance carriers have funded the entire settlement amount as of June 30, 2024 and the receivable has been removed from the consolidated financial statements.

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

Costs that are capitalized include payroll and payroll-related costs for employees who are directly associated and spend time producing content and payments to faculty and subject matter experts involved in the process.  The Company starts capitalizing content costs when it begins to develop or to convert a particular course, resources have been assigned and a timeline has been set. The content asset is placed in service when all work is complete, and the curriculum could be used for instruction. Capitalized content development assets are included in other assets in our consolidated balance sheets. The Company has concluded that the most appropriate method to amortize the deferred content assets is on a straight-line basis over the estimated life of the course, which is generally four years which corresponds with course’s review and major revision cycle. As of June 30, 2024 and December 31, 2023, $728 and $746, respectively, net of amortization, of deferred content assets are included in other assets, long-term in the Company’s consolidated balance sheets and amortization is included in technical and academic services where the costs originated.

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

Finite-lived intangible assets that are acquired in a business combination are recorded at fair value on their acquisition dates and are amortized using a method that reflects the pattern in which the economic benefits of the intangible assets are consumed or on a straight-line basis over the estimated useful life of the intangible asset if the pattern of economic benefit cannot be reliability determined. Finite-lived intangible assets consist of university partner relationships and trade names. The Company reviews its finite-lived intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an intangible asset may not be recoverable. There were no indicators that the carrying amount of the finite-lived intangible assets were impaired as of June 30, 2024. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to undiscounted future net cash flows expected to be generated by the assets. If such intangible assets are not recoverable, a potential impairment loss is recognized to the extent the carrying amounts of the assets exceeds the fair value of the assets.

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

The Company’s receivables represent unconditional rights to consideration from our Services Agreements with our university partners. Accounts receivable, net is stated at net realizable value and contains billed and unbilled revenue. The Company utilizes the allowance method to provide for doubtful accounts based on its evaluation of the expected credit losses. There have been no amounts written off and no reserves established as of June 30, 2024. The Company will continue to review and revise its allowance methodology based on its collection experience with its partners.

For our partners with unbilled revenue, revenue recognition occurs in advance of billings. Billings for some university partners do not occur until after the service period has commenced and final enrollment information is available. Given that the Fall semester ends on December 31 of each year unbilled revenue is low at year end (whereas a semester is ongoing at the end of each other fiscal quarter, and unbilled revenue is thus higher at the end of our first three quarters). Our unbilled revenue of $10,055 and $188 as of June 30, 2024 and December 31, 2023, respectively, are included in accounts receivable in our consolidated balance sheets. Deferred revenue represents the excess of amounts received as compared to amounts recognized in revenue on our consolidated statements of income as of the end of the

Grand Canyon Education, Inc.

Notes to Consolidated Financial Statements

(In thousands, except per share data)

reporting period, and such amounts are reflected as a current liability on our consolidated balance sheets. We generally receive payments for our services billed within 30 days of invoice. These payments are recorded as deferred revenue until the services are delivered and revenue is recognized.

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

Concentration of Credit Risk

The Company believes the credit risk related to cash equivalents and investments is limited due to its adherence to an investment policy that requires investments to have a minimum BBB rating, depending on the type of security, by at least one major rating agency at the time of purchase. All of the Company’s cash equivalents and investments as of June 30, 2024 and December 31, 2023 consist of investments rated BBB or higher by at least one rating agency. Additionally, the Company utilizes at least one financial institution to conduct initial and ongoing credit analysis on its investment portfolio to monitor and lower the potential impact of market risk associated with its cash equivalents and investment portfolio. Financial instruments that potentially subject the Company to concentration of credit risk consist principally of cash balances, which are primarily invested in money market funds or on deposit at high credit quality financial institutions in the U.S. Accounts at each institution are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000. At June 30, 2024 and December 31, 2023, the Company had $240,317 and $145,474, respectively, in excess of the FDIC insured limit. The Company is also subject to credit risk for its accounts receivable balance. Our dependence on our most significant university partner, with 88.4% and 87.2% of total service revenue for the six-month periods ended June 30, 2024 and 2023, respectively, subjects us to the risk that declines in our customer’s operations would result in a sustained reduction in service revenue for the Company.

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

Recent Accounting Pronouncements

In November 2023, the FASB issued ASU No. 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosure,” effective for fiscal years beginning after December 15, 2023, with early adoption permitted. This ASU adds disclosure requirements for segment expense information and clarifies that single reportable segment entities are subject to Topic 280 in its entirety. The Company adopted this standard effective January 1, 2024 and the adoption of this guidance did not have a material impact on the Company’s financial condition, results of operations or statements of cash flows.

In December 2023, the FASB issued ASU No. 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures.” This ASU includes amendments requiring enhanced income tax disclosures, primarily related to standardization and disaggregation of rate reconciliation categories and income taxes paid by jurisdiction. The guidance is effective for fiscal years beginning after December 15, 2024, with early adoption permitted, and should be applied either prospectively or retrospectively. The Company does not expect the adoption of this guidance to have a material impact on the Company’s financial condition, results of operations or statements of cash flows.

The Company has determined that no other recent accounting pronouncements apply to its operations or could otherwise have a material impact on its consolidated financial statements.

Grand Canyon Education, Inc.

Notes to Consolidated Financial Statements

(In thousands, except per share data)

3. Investments

As of June 30, 2024 and December 31, 2023, the Company had investments of $100,498 and $98,031, respectively, classified as available-for-sale securities.

As of June 30, 2024, the Company had available-for-sale investments comprised of the following:

	As of June 30, 2024
		Gross	Gross	Estimated
	Adjusted	Unrealized	Unrealized	Fair
	Cost	Gains	(Losses)	Value
Corporate bonds	$79,490	$120	$(271)	$79,339
Treasury bills	6,179	—	—	6,179
Agency bonds	14,995	—	(15)	14,980
Total investments	$100,664	$120	$(286)	$100,498

For the six months ended June 30, 2024 and 2023, the net unrealized losses were $69 and $157, respectively, net of taxes. Available-for-sale debt securities are carried at fair value on the consolidated balance sheets. The Company estimates the lifetime expected credit losses for all available-for sale debt securities in an unrealized loss position. If our assessment indicates that an expected credit loss exists, we determine the portion of the unrealized loss attributable to credit deterioration and record a reserve for the expected credit loss in the allowance for credit losses in technology and academic services in our consolidated income statements. The Company has the ability and intent to hold these investments until recovery or maturity.

Available-for-sale securities maturing as of December 31:
2024	$28,643
2025	47,894
2026	12,103
2027	11,858
Total	$100,498

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Denominator:
Basic weighted average shares outstanding	29,285	30,183	29,372	30,321
Effect of dilutive stock options and restricted stock	130	104	155	141
Diluted weighted average shares outstanding	29,415	30,287	29,527	30,462

Diluted weighted average shares outstanding excludes the incremental effect of unvested restricted stock in accordance with the treasury stock method. For the three-month periods ended June 30, 2024 and 2023, approximately nil and 107, respectively, and for the six-month periods ended June 30, 2024 and 2023, approximately 39 and 103, respectively, of the Company’s restricted stock awards outstanding were excluded from the calculation of diluted

Grand Canyon Education, Inc.

Notes to Consolidated Financial Statements

(In thousands, except per share data)

earnings per share as their inclusion would have been anti-dilutive. These restricted stock awards could be dilutive in the future.

5. Property and Equipment

Property and equipment consist of the following:

	June 30,	December 31,
	2024	2023
Land	$5,098	$5,098
Land improvements	2,242	2,242
Buildings	51,399	51,399
Buildings and leasehold improvements	35,889	34,210
Computer equipment	140,617	138,950
Furniture, fixtures and equipment	29,014	26,737
Internally developed software	80,234	71,204
Construction in progress	12,302	10,274
	356,795	340,114
Less accumulated depreciation and amortization	(182,968)	(170,415)
Property and equipment, net	$173,827	$169,699

6. Amortizable Intangible Assets

Identified intangible assets of $210,280 consisted primarily of university partner relationships that were valued at $210,000, which arose in connection with the 2019 acquisition of Orbis Education.

Amortizable intangible assets consist of the following as of:

	June 30, 2024
	Estimated	Gross		Net
	Average Useful	Carrying	Accumulated	Carrying
	Life (in years)	Amount	Amortization	Amount
University partner relationships	25	$210,000	$(45,829)	$164,171
Trade names	1	280	(280)	—
Total amortizable intangible assets, net		$210,280	$(46,109)	$164,171

Amortization expense for university partner relationships and trade names for the years ending December 31:

2024	$4,209
2025	8,419
2026	8,419
2027	8,419
2028	8,419
Thereafter	126,286
$164,171

7. Leases

The Company has operating leases for off-campus classroom and laboratory sites, office space, office equipment, and optical fiber communication lines. These leases have remaining lease terms that range from one month to 10 years and 8 months. At lease inception, we determine the lease term by assuming no exercises of renewal options due to the Company’s constantly changing geographical needs for its university partners. Leases with an initial term of 12 months or less are not recorded in the consolidated balance sheets and we recognize lease expense for these leases on

Grand Canyon Education, Inc.

Notes to Consolidated Financial Statements

(In thousands, except per share data)

a straight-line basis over the lease term. The Company had operating lease costs of $8,037 and $6,170 for the six-month periods ended June 30, 2024 and 2023, respectively.

As of June 30, 2024, the Company had $18,281 of non-cancelable operating lease commitments for three off-campus classroom and laboratory sites that had not yet commenced. The Company’s weighted-average remaining lease term relating to its operating leases is 7.93 years, with a weighted-average discount rate of 4.14%. The cash paid for operating lease liabilities was $7,279 and $5,389 for the six months ended June 30, 2024 and 2023, respectively. As of June 30, 2024, the Company had no financing leases.

Future payment obligations with respect to the Company’s operating leases, which were existing at June 30, 2024, by year and in the aggregate, are as follows:

Year Ending December 31,	Amount
2024	$7,580
2025	16,557
2026	16,748
2027	16,067
2028	15,870
Thereafter	57,191
Total lease payments	$130,013
Less interest	20,534
Present value of lease liabilities	$109,479

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

Grand Canyon Education, Inc.

Notes to Consolidated Financial Statements

(In thousands, except per share data)

On August 13, 2020, the two cases were consolidated and the Fire and Police Association of Colorado, the Oakland County Employees’ Retirement System and the Oakland County Voluntary Employees’ Beneficiary Association Trust were appointed as lead plaintiffs. Thereafter, the plaintiffs filed a consolidated amended complaint on October 20, 2020, and the Company filed a motion to dismiss on December 21, 2020. On August 23, 2021, the Court granted the Company’s motion to dismiss in its entirety but permitted plaintiffs to file a further amended complaint to correct deficiencies in the initial complaint. The plaintiffs filed further amended complaints on September 28, 2021, and January 21, 2022, and the Company filed a further motion to dismiss on March 15, 2022. On March 28, 2023, the Company’s motion to dismiss was denied. On January 5, 2024, plaintiffs moved for class action status and the briefing on plaintiffs’ motion commenced.

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

On December 22, 2023, the Company was named as a nominal defendant and certain of the Company’s current and former directors and officers were named as defendants in a shareholder derivative lawsuit filed in the Delaware Court of Chancery related to, among other things, the allegations in the aforementioned securities class action. The complaint asserts claims for breach of fiduciary duty, unjust enrichment, aiding and abetting breach of fiduciary duty, and corporate waste against all defendants. The defendants filed a motion to dismiss the complaint on April 15, 2024. In response, Plaintiff will be filing an amended complaint on or before August 12, 2024 and Defendants’ motion to dismiss Plaintiff’s amended complaint is due on October 11, 2024.

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

Grand Canyon Education, Inc.

Notes to Consolidated Financial Statements

(In thousands, except per share data)

9. Share-Based Compensation

Incentive Plan

The Company makes equity incentive grants pursuant to our 2017 Equity Incentive Plan (the “2017 Plan”) under which a maximum of 3,000 shares may be granted. As of June 30, 2024, 962 shares were available for grants under the 2017 Plan.

Restricted Stock

During the six months ended June 30, 2024, the Company granted 117 shares of common stock with a service vesting condition to certain of its executives, officers and employees. The restricted shares have voting rights and vest in five annual installments of 20%, with the first installment vesting in March of the calendar year following the date of grant (the “first vesting date”) and subsequent installments vesting on each of the four anniversaries of the first vesting date. Upon vesting, shares will be withheld in lieu of taxes equivalent to the minimum statutory tax withholding required to be paid when the restricted stock vests. During the six months ended June 30, 2024, the Company withheld 55 shares of common stock in lieu of taxes at a cost of $7,446 on the restricted stock vesting dates. In April 2024, a new non-employee director was appointed to the Board and was granted an initial award of shares pursuant to the Company’s compensation program. The initial award of shares that were granted to such newly appointed director have voting rights and vest on the one-year anniversary of the date of grant. In June 2024, following the annual stockholders meeting, the Company granted 3 shares of common stock to the non-employee members of the Company’s Board of Directors. The restricted shares granted to these directors have voting rights and vest on the earlier of (a) the one-year anniversary of the date of grant or (b) immediately prior to the next annual stockholders meeting.

On June 30, 2024, a named executive officer resigned for “good reason” which resulted in an acceleration of the next tranche of restricted stock awards that would have vested on March 1, 2025. As a result, the incremental share-based compensation expense from the modification on five restricted stock awards for the accelerated vesting date was $558 and is included in the general and administrative expenses in the Company’s consolidated income statement. In July, 5 shares vested and 2 shares were withheld in lieu of taxes at a cost of $324 on the accelerated vesting date.

A summary of the activity related to restricted stock granted under the Company’s Incentive Plan since December 31, 2023 is as follows:

		Weighted Average
	Total	Grant Date
	Shares	Fair Value per Share
Outstanding as of December 31, 2023	450	$93.16
Granted	120	$130.80
Vested	(145)	$95.14
Forfeited, canceled or expired	(16)	$100.24
Outstanding as of June 30, 2024	409	$103.20

Grand Canyon Education, Inc.

Notes to Consolidated Financial Statements

(In thousands, except per share data)

Share-based Compensation Expense

The table below outlines share-based compensation expense for the six months ended June 30, 2024 and 2023 related to restricted stock granted:

	2024	2023
Technology and academic services	$1,254	$1,222
Counseling services and support	3,607	3,438
Marketing and communication	110	94
General and administrative	2,508	1,868
Share-based compensation expense included in operating expenses	7,479	6,622
Tax effect of share-based compensation	(1,870)	(1,656)
Share-based compensation expense, net of tax	$5,609	$4,966

10. Treasury Stock

The Board of Directors has authorized share repurchases of up to $2,045,000 since the initiation of the Company’s stock repurchase program. The expiration date on the current repurchase authorization is March 1, 2025. Repurchases occur at the Company’s discretion. Repurchases may be made in the open market or in privately negotiated transactions, pursuant to the applicable Securities and Exchange Commission rules. The amount and timing of future share repurchases, if any, will be made as market and business conditions warrant.

During the six months ended June 30, 2024 the Company repurchased 453 shares of common stock, at an aggregate cost of $61,249. As of June 30, 2024, there remained $203,804 available under its current share repurchase authorization. Shares repurchased in lieu of taxes are not included in the repurchase plan totals as they were approved in conjunction with the restricted share awards. Excise taxes of $422 are not included in the repurchase plan totals but are included in the total cost of net share repurchases in the consolidated statement of stockholders’ equity.

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

We also provide education services to numerous university partners across the United States. In the healthcare field, we work in partnership with a number of top universities and healthcare networks, offering healthcare-related academic programs at off-campus classroom and laboratory sites located near healthcare providers and developing high-quality, career-ready graduates who enter the workforce ready to meet the demands of the healthcare industry. In addition, we have provided certain services to a university partner to assist them in expanding their online graduate programs. As of June 30, 2024, GCE provides education services to 22 university partners across the United States.

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

Critical Accounting Policies and Use of Estimates

Our critical accounting policies are disclosed in the 2023 Form 10-K for the fiscal year ended December 31, 2023. During the six months ended June 30, 2024, there were no significant changes in our critical accounting policies.

Results of Operations

The following table sets forth certain income statement data as a percentage of revenue for each of the periods indicated. Amortization of intangible assets has been excluded from the table below:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Costs and expenses
Technology and academic services	18.0%	18.5%	16.0%	16.6%
Counseling services and support	34.3	34.4	32.1	31.6
Marketing and communication	23.3	24.1	21.6	22.5
General and administrative	4.7	5.2	4.3	4.5

Three Months Ended June 30, 2024 Compared to Three Months Ended June 30, 2023

Service revenue. Our service revenue for the three months ended June 30, 2024 was $227.5 million, an increase of $16.9 million, or 8.0%, as compared to service revenue of $210.6 million for the three months ended June 30, 2023. The increase year over year in service revenue was primarily due to an increase in GCU enrollments to 102,676 at June 30, 2024, an increase of 7.0% over enrollments at June 30, 2023, an increase in university partner enrollments at our off-campus classroom and laboratory sites to 4,377 at June 30, 2024, an increase of 12.1% over enrollments at June 30, 2023, which includes 746 and 350 GCU students at June 30, 2024 and 2023, respectively, and an increase in revenue per student year over year. The increase in revenue per student between years is primarily due to the service revenue impact of the increased room, board and other ancillary revenues at GCU in the second quarter of 2024 as compared to the prior year period. In addition, service revenue per student for Accelerated Bachelor of Science in Nursing (“ABSN”) students at off-campus classroom and laboratory sites generates a significantly higher revenue per student than we earn under our agreement with GCU, as these agreements generally provide us with a higher revenue share percentage, the partners have higher tuition rates than GCU and the majority of their students take more credits on average per semester. The increase in revenue per student in the three months ended June 30, 2024 was lessened somewhat by the timing of the Spring semester for the ground traditional campus. The Spring semester started one day earlier in 2024 than in 2023, which had the effect of shifting $2.1 million in service revenue from the second quarter of 2024 to the first quarter of 2024 in comparison to the prior year. In addition, contract modifications for some of our university partners in which the revenue share percentage was reduced in exchange for us no longer reimbursing the partner for certain faculty costs and the termination of one university partner contract at the end of the Spring 2024 semester had the effect of reducing revenue per student.

Partner enrollments totaled 106,307 at June 30, 2024 as compared to 99,526 at June 30, 2023. Although partner enrollments at our off-campus classroom and laboratory sites returned to year over year growth in 2024, some existing partners continue to experience reduced incoming cohort sizes which has slowed the growth. We believe the growth in the number of ABSN students is being negatively impacted by the strong job market as these students have historically been individuals with already completed bachelor’s degrees choosing to re-career into one of these health professions. To address this challenge, we have been working with a number of our university partners to adjust their programs to allow students with the required education experience but without a completed bachelor’s degree to enter their programs. The majority of those partners that have made the adjustment to admit students without a completed bachelor’s degree had new enrollment growth on a year over year basis in the Spring and Summer 2024 semesters.

We opened five sites in the year ended December 31, 2023 and four sites in the six months ended June 30, 2024 increasing the total number of these sites to 43 at June 30, 2024, which has also positively impacted the enrollment growth. Enrollments for GCU ground students were 7,397 at June 30, 2024 up from 7,327 at June 30, 2023 primarily due to the increase in ABSN students between years. GCU online enrollments were 95,279 at June 30, 2024, up from

88,645 at June 30, 2023, an increase of 7.5% between years. GCU enrollment declines between March 31 and June 30 of each year as ground traditional enrollment at GCU at June 30 of each year only includes traditional-aged students taking summer school classes, which is a small percentage of GCU’s traditional-aged student body. The Spring semester for GCU’s traditional-aged student body ends near the end of April each year.

Technology and academic services. Our technology and academic services expenses for the three months ended June 30, 2024 were $41.0 million, an increase of $2.0 million, or 5.2%, as compared to technology and academic services expenses of $39.0 million for the three months ended June 30, 2023. This increase was primarily due to increases in occupancy and depreciation and in other technology and academic costs of $1.5 million and $1.3 million, respectively, partially offset by a decrease in employee compensation and related expenses, including share-based compensation of $0.8 million. The increased occupancy and depreciation and other technology and academic costs were primarily due to the costs associated with the increased number of off-campus classroom and laboratory sites to support our 22 university partners, and their increased enrollment growth. The decrease in employee compensation and related expenses is primarily due to decreased faculty reimbursements due to changes in our agreements with certain university partners whereby we no longer reimburse these partners for their faculty costs and the decline in some of our other partners’ enrollments partially offset by increased headcount to support our 22 university partners, and their increased enrollment growth, tenure-based salary adjustments and the increased number of off-campus classroom and laboratory sites year over year. Our technology and academic services expenses as a percentage of revenue decreased by 0.5% to 18.0% for the three months ended June 30, 2024, from 18.5% for the three months ended June 30, 2023. This decrease was primarily due to the decreased faculty reimbursements between years. We anticipate that technology and academic services expenses as a percentage of revenue will continue to increase in the future as we open more off-site classroom and laboratory sites although these increases might be offset by lower faculty reimbursements if more partners choose to adjust their contracts.

Counseling services and support. Our counseling services and support expenses for the three months ended June 30, 2024 were $78.1 million, an increase of $5.7 million, or 7.9%, as compared to counseling services and support expenses of $72.4 million for the three months ended June 30, 2023. This increase was primarily attributable to increases in employee compensation and related expenses including share-based compensation, in occupancy and depreciation costs and in other counseling services and support expenses of $4.4 million, $1.1 million and $0.2 million, respectively. The increases in employee compensation and related expenses were primarily due to increased headcount to support our university partners and their planned increases in enrollment, tenure-based salary adjustments and the increased number of off-campus classroom and laboratory sites open year over year. The increase in occupancy and depreciation is primarily related to higher depreciation expense associated with our continued enhancements to IT infrastructure and internal-use software development. The increase in other counseling services and support expenses is primarily the result of increased travel costs in support of servicing our 22 university partners. Our counseling services and support expenses as a percentage of revenue decreased by 0.1% to 34.3% for the three months ended June 30, 2024, from 34.4% for the three months ended June 30, 2023 primarily due our ability to leverage our counseling services and support expenses across an increasing revenue base. We anticipate that counseling services and support expense will continue to increase in the future as we continue to invest to meet our partners’ needs.

Marketing and communication. Our marketing and communication expenses for the three months ended June 30, 2024 were $52.9 million, an increase of $2.1 million, or 4.1%, as compared to marketing and communication expenses of $50.8 million for the three months ended June 30, 2023. This increase was primarily attributable to the increased cost to market our university partners’ programs and to the marketing of new university partners and new locations which resulted in increased advertising of $1.7 million, increased employee compensation, including share-based compensation of $0.2 million, an increase in occupancy and depreciation of $0.1 million and an increase in other marketing and communication expenses of $0.1 million. Our marketing and communication expenses as a percentage of revenue decreased by 0.8% to 23.3% for the three months ended June 30, 2024, from 24.1% for the three months ended June 30, 2023, primarily due to our ability to leverage our marketing and communication expenses across an increasing revenue base. Although we will continue to invest heavily in this area, we are hopeful that we will see leverage in marketing and communication costs in 2024.

General and administrative. Our general and administrative expenses for the three months ended June 30, 2024 were $10.6 million, a decrease of $0.3 million, or 2.2%, as compared to general and administrative expenses of $10.9 million for the three months ended June 30, 2023. This decrease was primarily attributable to a decrease in professional fees, primarily lower legal costs, and in other administrative expenses, primarily lower travel and charitable contributions of $0.8 million and $0.8 million, respectively. These decreases were partially offset by an increase in employee compensation, including share-based compensation of $1.3 million, which includes $1.1 million in severance costs recorded in the second quarter of 2024 related to an executive that resigned effective June 30, 2024. Our general and administrative expenses as a percentage of revenue decreased by 0.5% to 4.7% for the three months ended June 30, 2024, from 5.2% for the three months ended June 30, 2023, primarily due to our ability to leverage our general and administrative expenses across an increasing revenue base and the lower professional fees partially offset by the severance costs. General and administrative expenses as a percentage of revenue could increase in 2024 if legal costs rise in the second half of the year.

Amortization of intangible assets. Amortization of intangible assets for the three months ended June 30, 2024 and 2023 were $2.1 million for both periods. As a result of the acquisition of our wholly owned subsidiary, Orbis Education, certain identifiable intangible assets were created (primarily customer relationships) that will be amortized over their expected lives.

Investment interest and other. Investment interest and other for the three months ended June 30, 2024 was $4.1 million, as compared to investment interest and other for the three months ended June 30, 2023 of $2.6 million due to higher investment balances and higher returns on those balances.

Income tax expense. Income tax expense for the three months ended June 30, 2024 was $12.0 million, an increase of $2.9 million, or 32.0%, as compared to income tax expense of $9.1 million for the three months ended June 30, 2023. Our effective tax rate was 25.5% during the second quarter of 2024 compared to 23.8% during the second quarter of 2023. The effective tax rate increased year over year due to higher state income taxes.

Net income. Our net income for the three months ended June 30, 2024 was $34.9 million, an increase of $5.9 million, or 20.4%, as compared to $29.0 million for the three months ended June 30, 2023, due to the factors discussed above.

Six Months Ended June 30, 2024 Compared to Six Months Ended June 30, 2023

Service revenue. Our service revenue for the six months ended June 30, 2024 was $502.1 million, an increase of $41.4 million, or 9.0%, as compared to service revenue of $460.7 million for the six months ended June 30, 2023. The increase year over year in service revenue was primarily due to an increase in GCU enrollments to 102,676 at June 30, 2024, an increase of 7.0% over enrollments at June 30, 2023, an increase in university partner enrollments at our off-campus classroom and laboratory sites to 4,377 at June 30, 2024, an increase of 12.1% over enrollments at June 30, 2023, which includes 746 and 350 GCU students at June 30, 2024 and 2023, respectively, and an increase in revenue per student year over year. The increase in revenue per student between years is primarily due to the service revenue impact of the increased room, board and other ancillary revenues at GCU in the six months ended June 30, 2024 as compared to the prior year period. In addition, service revenue per student for Accelerated Bachelor of Science in Nursing (“ABSN”) students at off-campus classroom and laboratory sites generates a significantly higher revenue per student than we earn under our agreement with GCU, as these agreements generally provide us with a higher revenue share percentage, the partners have higher tuition rates than GCU and the majority of their students take more credits on average per semester. The additional day for leap year in 2024 added additional service revenue of $1.5 million as compared to the prior year. Contract modifications for some of our university partners in which the revenue share percentage was reduced in exchange for us no longer reimbursing the partner for certain faculty costs and the termination of one university partner contract at the end of the Spring 2024 semester had the effect of reducing revenue per student.

Partner enrollments totaled 106,307 at June 30, 2024 as compared to 99,526 at June 30, 2023. Although partner enrollments at our off-campus classroom and laboratory sites returned to year over year growth in 2024, some existing partners continue to experience reduced incoming cohort sizes which has slowed the growth. We believe the growth in the number of ABSN students is being negatively impacted by the strong job market as these students have historically been individuals with already completed bachelor’s degrees choosing to re-career into one of these health professions. To address this challenge, we have been working with a number of our university partners to adjust their programs to allow students with the required education experience but without a completed bachelor’s degree to enter their programs. The majority of those partners that have made the adjustment to admit students without a completed bachelor’s degree had new enrollment growth on a year over year basis in the Spring and Summer 2024 semesters.

We opened five sites in the year ended December 31, 2023 and four sites in the six months ended June 30, 2024 increasing the total number of these sites to 43 at June 30, 2024, which has also positively impacted the enrollment growth. Enrollments for GCU ground students were 7,397 at June 30, 2024 up from 7,327 at June 30, 2023. GCU online enrollments were 95,279 at June 30, 2024, up from 88,645 at June 30, 2023, an increase of 7.5% between years. GCU enrollment declines between March 31 and June 30 of each year as ground traditional enrollment at GCU at June 30 of each year only includes traditional-aged students taking summer school classes, which is a small percentage of GCU’s traditional-aged student body. The Spring semester for GCU’s traditional-aged student body ends near the end of April each year.

Technology and academic services. Our technology and academic services expenses for the six months ended June 30, 2024 were $80.1 million, an increase of $3.6 million, or 4.8%, as compared to technology and academic services expenses of $76.5 million for the six months ended June 30, 2023. This increase was primarily due to increases in occupancy and depreciation and in other technology and academic costs of $2.8 million and $2.4 million, respectively, partially offset by a decrease in employee compensation and related expenses, including share-based compensation of $1.6 million. The increased occupancy and depreciation and other technology and academic costs were primarily due to the costs associated with the increased number of off-campus classroom and laboratory sites to support our 22 university partners, and their increased enrollment growth. The decrease in employee compensation and related expenses is primarily due to decreased faculty reimbursements due to changes in our agreements with certain university partners whereby we no longer reimburse these partners for their faculty costs and the decline in some of our other partners’ enrollments partially offset by increased headcount to support our 22 university partners and their increased enrollment growth, tenure-based salary adjustments and the increased number of off-campus classroom and laboratory sites year over year. Our technology and academic services expenses as a percentage of revenue decreased by 0.6% to 16.0% for the six months ended June 30, 2024, from 16.6% for the six months ended June 30, 2023. This decrease was primarily due to the decreased faculty reimbursements between years. We anticipate that technology and academic services expenses as a percentage of revenue will continue to increase in the future as we open more off-site classroom and laboratory sites although these increases might be offset by lower faculty reimbursements if more partners choose to adjust their contracts.

Counseling services and support. Our counseling services and support expenses for the six months ended June 30, 2024 were $161.0 million, an increase of $15.3 million, or 10.5%, as compared to counseling services and support expenses of $145.7 million for the six months ended June 30, 2023. This increase was primarily attributable to increases in employee compensation and related expenses including share-based compensation and benefits, in other counseling services and support expenses and in occupancy and depreciation costs of $11.6 million, $2.0 million and $1.7 million, respectively. The increases in employee compensation and related expenses were primarily due to increased headcount to support our university partners, and their planned increases in enrollment, tenure-based salary adjustments and the increased number of off-campus classroom and laboratory sites open year over year. The increase in other counseling services and support expenses is primarily the result of increased travel costs for our 22 university partners. The increase in occupancy and depreciation is primarily related to higher depreciation expense associated with our continued enhancements to IT infrastructure and internal-use software development. Our counseling services and support expenses as a percentage of revenue increased by 0.5% to 32.1% for the six months ended June 30, 2024, from 31.6% for the six months ended June 30, 2023 primarily due to the significant increase year over year in travel expenses and headcount. We anticipate that counseling services and support expense will continue to increase in the future as we continue to invest to meet our partners’ needs.

Marketing and communication. Our marketing and communication expenses for the six months ended June 30, 2024 were $108.2 million, an increase of $4.5 million, or 4.4%, as compared to marketing and communication expenses of $103.7 million for the six months ended June 30, 2023. This increase was primarily attributable to the increased cost to market our university partners’ programs and to the marketing of new university partners and new locations which resulted in increased advertising of $3.8 million, increased employee compensation, including share-based compensation and benefits of $0.2 million, an increase in occupancy and depreciation of $0.2 million and an increase in other marketing and communication expenses of $0.3 million. Our marketing and communication expenses as a percentage of revenue decreased by 0.9% to 21.6% for the six months ended June 30, 2024, from 22.5% for the six months ended June 30, 2023, primarily due to our ability to leverage our marketing and communication expenses across an increasing revenue base. Although we will continue to invest heavily in this area, we are hopeful that we will see leverage in marketing and communication costs in 2024.

General and administrative. Our general and administrative expenses for the six months ended June 30, 2024 were $21.4 million, an increase of $0.7 million, or 3.4%, as compared to general and administrative expenses of $20.7 million for the six months ended June 30, 2023. This increase was primarily attributable to an increase in employee compensation, including share-based compensation and benefits of $1.6 million, which includes $1.1 million in severance costs recorded for an executive that resigned June 30, 2024. These increases were partially offset by a decrease in other administrative expenses of $0.9 million primarily due to lower travel and timing on charitable contributions. Our general and administrative expenses as a percentage of revenue decreased by 0.2% to 4.3% for the six months ended June 30, 2024, as compared to 4.5% for the six months ended June 30, 2023 due to our ability to leverage our general and administrative expenses across an increasing revenue base partially offset by the severance costs. General and administrative expenses as a percentage of revenue could increase in 2024 if legal costs rise in the second half of 2024.

Amortization of intangible assets. Amortization of intangible assets for the six months ended June 30, 2024 and 2023 were $4.2 million for both periods. As a result of the acquisition of our wholly owned subsidiary, Orbis Education, certain identifiable intangible assets were created (primarily customer relationships) that will be amortized over their expected lives.

Investment interest and other. Investment interest and other for the six months ended June 30, 2024 was $7.8 million, as compared to investment interest and other for the six months ended June 30, 2023 of $4.7 million due to higher investment balances and higher returns on those balances.

Income tax expense. Income tax expense for the six months ended June 30, 2024 was $32.1 million, an increase of $6.0 million, or 23.2%, as compared to income tax expense of $26.1 million for the six months ended June 30, 2023. Our effective tax rate was 23.8% during the six months ended June 30, 2024 compared to 22.8% during the six months ended June 30, 2023. In the six months ended June 30, 2024, the effective tax rate was favorably impacted by excess tax benefits of $1.5 million as compared to $0.9 million in the six months ended June 30, 2023. The effective tax rate increased year over year due to higher state income taxes.

Net income. Our net income for the six months ended June 30, 2024 was $102.9 million, an increase of $14.4 million, or 16.2%, as compared to $88.5 million for the six months ended June 30, 2023, due to the factors discussed above.

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

Liquidity and Capital Resources

	As of June 30,	As of December 31,
(In thousands)	2024	2023
Cash, cash equivalents and investments	$341,815	$244,506

Overview

Our liquidity position, as measured by cash and cash equivalents and investments increased by $97.3 million between December 31, 2023 and June 30, 2024, which was largely attributable to cash flows from operations during the six months ended June 30, 2024 exceeding share repurchases, changes in our investment balances and capital expenditures.

Based on our current level of operations and anticipated growth, we believe that our cash flow from operations and other sources of liquidity, including cash and cash equivalents and investments, will provide adequate funds for ongoing operations, planned capital expenditures, and working capital requirements for at least the next 24 months.

Cash Flows from Operating Activities

	Six Months Ended June 30,
(In thousands)	2024	2023
Net cash provided by operating activities	$183,526	$157,128

The increase in cash generated from operating activities between the six months ended June 30, 2023 and the six months ended June 30, 2024 was primarily due to increased income and changes in working capital balances, primarily accrued liabilities, income taxes receivable/payable and accounts receivable. Accrued liabilities increased between December 31, 2023 and June 30, 2024 by $8.8 million more than it did between December 31, 2022 and June 30, 2023 due to the timing of payroll disbursements. Income taxes receivable/payable increased between December 31, 2023 and June 30, 2024 by $4.0 million more than it did between December 31, 2022 and June 30, 2023 due to timing of income tax payments. These increases were partially offset by accounts receivable decreasing by $3.4 million more than it did between December 31, 2022 and June 30, 2023 due primarily to timing of the collections of our other university partners. We define working capital as the assets and liabilities, other than cash, generated through the Company’s primary operating activities. Changes in these balances are included in the changes in assets and liabilities presented in the consolidated statement of cash flows.

Cash Flows from Investing Activities

	Six Months Ended June 30,
(In thousands)	2024	2023
Net cash used in investing activities	$(19,989)	$(48,057)

Investing activities consumed $20.0 million of cash in the six months ended June 30, 2024 compared to $48.1 million in the six months ended June 30, 2023.

In the first six months of 2024 and 2023 cash used in investing activities included capital expenditures totaling $17.9 million and $17.6 million, respectively. Capital expenditures for both periods primarily consisted of leasehold improvements and equipment for new off-campus classroom and laboratory sites, as well as purchases of computer equipment, internal use software projects and furniture and equipment to support our increasing employee headcount. The Company incurs upfront expenses and capital expenditures prior to an off-campus classroom and laboratory site being opened. The Company intends to continue to spend approximately $30.0 million to $40.0 million per year for capital expenditures.

Cash used in investing activities also includes net investment activity. In the six months ended June 30, 2024 and 2023, the purchase of available-for-sale securities, net of proceeds from the sale of investments were $1.9 million and $30.0 million, respectively.

Cash Flows from Financing Activities

	Six Months Ended June 30,
(In thousands)	2024	2023
Net cash used in financing activities	$(68,695)	$(86,555)

Financing activities consumed $68.7 million of cash in the six months ended June 30, 2024 compared to $86.6 million in the six months ended June 30, 2023.

During the six months ended June 30, 2024 and 2023, $61.3 million and $80.3 million, respectively was used to purchase treasury stock in accordance with GCE’s share repurchase program. In 2024 and 2023, $7.4 million and $6.3 million, respectively, of cash was utilized to purchase common shares withheld in lieu of income taxes resulting from the vesting of restricted share awards. The Company intends to continue using a significant portion of its cash flows from operations to repurchase its shares.

Share Repurchase Program

The Board of Directors has authorized share repurchases of up to $2,045,000 since the initiation of the Company’s stock repurchase program. The expiration date on the current repurchase authorization by our Board of

Directors is March 1, 2025. Repurchases occur at the Company’s discretion and the Company may modify, suspend or discontinue the repurchase authorization at any time.

Under our share repurchase authorization, we may purchase shares in the open market or in privately negotiated transactions, pursuant to the applicable SEC rules. The amount and timing of future share repurchases, if any, will be made as market and business conditions warrant.

We repurchased 452,684 shares of common stock in the six months ended June 30, 2024. At June 30, 2024, there remains $203.8 million available under our share repurchase authorization.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have had or are reasonably likely to have a material current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources.

Item 3.   Quantitative and Qualitative Disclosures About Market Risk

Market risk. As of June 30, 2024, we have no derivative financial instruments or derivative commodity instruments. We invest cash in excess of current operating requirements in money market instruments and commercial paper at multiple financial institutions.

Interest rate risk. We manage interest rate risk by investing excess funds in cash equivalents, BBB or higher rated corporate bonds, commercial paper, agency bonds, treasury bills, municipal securities, asset backed securities, municipal bonds, and collateralized mortgage obligations bearing variable interest rates, which are tied to various market indices or individual bond coupon rates. Our future investment income may fall short of expectations due to changes in interest rates or we may suffer losses in principal if we are forced to sell securities before their maturity date that have declined in market value due to changes in interest rates. At June 30, 2024, a 10% increase or decrease in interest rates would not have a material impact on our future earnings, fair values, or cash flows.

Item 4.   Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective, as of June 30, 2024, in ensuring that material information relating to us required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in reports it files or submits under the Exchange Act is accumulated and communicated to management, including its principal executive officer or officers and principal financial officer or officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sales of Unregistered Securities

None.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

The Board of Directors has authorized share repurchases of up to $2,045,000 since the initiation of the Company’s stock repurchase program. The expiration date on the current repurchase authorization by our Board of Directors is March 1, 2025. Repurchases occur at the Company’s discretion and the Company may modify, suspend or discontinue the repurchase authorization at any time. Repurchases may be made in the open market or in privately negotiated transactions, pursuant to the applicable Securities and Exchange Commission rules. The amount and timing of future share repurchases, if any, will be made as market and business conditions warrant.

During the six months ended June 30, 2024, 452,684 shares of common stock were repurchased by the Company. At June 30, 2024, there remains $203.8 million available under our share repurchase authorization.

The following table sets forth our share repurchases of common stock and our share repurchases in lieu of taxes, which are not included in the repurchase plan totals as they were approved in conjunction with the restricted share awards, during each period in the second quarter of fiscal 2024:

			Total Number of	Maximum Dollar
			Shares Purchased as	Value of Shares
		Average	Part of Publicly	That May Yet Be
	Total Number of	Price Paid	Announced	Purchased Under
Period	Shares Purchased	Per Share	Program	the Program
Share Repurchases
April 1, 2024 – April 30, 2024	87,050	$131.90	87,050	$231,000,000
May 1, 2024 – May 31, 2024	87,170	$143.40	87,170	$218,500,000
June 1, 2024 – June 30, 2024	106,794	$138.05	106,794	$203,800,000
Total	281,014	$137.81	281,014	$203,800,000
Tax Withholdings
April 1, 2024 – April 30, 2024	—	$—	—	$—
May 1, 2024 – May 31, 2024	—	$—	—	$—
June 1, 2024 – June 30, 2024	—	$—	—	$—
Total	—	$—	—	$—

Item 3.   Defaults Upon Senior Securities

None.

Item 4.   Mine Safety Disclosures

None.

Item 5.   Other Information

During the three months ended June 30, 2024, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

101

The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2024, formatted in Inline XBRL: (i) Consolidated Income Statements, (ii) Consolidated Statements of Comprehensive Income, (iii) Consolidated Balance Sheets, (iv) Consolidated Statements of Stockholders’ Equity, (v) Consolidated Statements of Cash Flows, and (vi) Notes to Consolidated Financial Statements tagged as blocks of text and including detailed tags.

Filed herewith.

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2024, formatted in Inline XBRL (included as Exhibit 101).	Filed herewith.

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

GRAND CANYON EDUCATION, INC.

Date: August 6, 2024	By:	/s/ Daniel E. Bachus
Daniel E. Bachus
Chief Financial Officer
(Principal Financial Officer)