Form 10-Q
period 2024-09-30
Grand Canyon Education, Inc.
filed 2024-11-06
CIK 1434588

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

or

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

The total number of shares of common stock outstanding as of November 4, 2024, was 29,145,781.

GRAND CANYON EDUCATION, INC.

FORM 10-Q

PART I – FINANCIAL INFORMATION

Item 1.Financial Statements

GRAND CANYON EDUCATION, INC.

Consolidated Income Statements

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands, except per share data)	2024	2023	2024	2023
Service revenue	$238,291	$221,913	$740,429	$682,615
Costs and expenses:
Technology and academic services	41,955	39,174	122,081	115,643
Counseling services and support	77,166	73,824	238,157	219,565
Marketing and communication	54,526	53,097	162,774	156,797
General and administrative	14,364	12,175	35,730	32,838
Amortization of intangible assets	2,105	2,105	6,315	6,315
Total costs and expenses	190,116	180,375	565,057	531,158
Operating income	48,175	41,538	175,372	151,457
Interest expense	—	(1)	(4)	(27)
Investment interest and other	4,154	2,739	11,995	7,482
Income before income taxes	52,329	44,276	187,363	158,912
Income tax expense	10,862	8,537	43,008	34,636
Net income	$41,467	$35,739	$144,355	$124,276
Earnings per share:
Basic income per share	$1.43	$1.20	$4.94	$4.12
Diluted income per share	$1.42	$1.19	$4.91	$4.10
Basic weighted average shares outstanding	29,003	29,776	29,248	30,138
Diluted weighted average shares outstanding	29,164	29,912	29,405	30,277

The accompanying notes are an integral part of these consolidated financial statements.

GRAND CANYON EDUCATION, INC.

Consolidated Balance Sheets

	September 30,	December 31,
(In thousands, except par value)	2024	2023
	(Unaudited)
ASSETS:
Current assets
Cash and cash equivalents	$263,584	$146,475
Investments	—	98,031
Accounts receivable, net	116,388	78,811
Income tax receivable	1,818	1,316
Other current assets	11,585	12,889
Total current assets	393,375	337,522
Property and equipment, net	176,234	169,699
Right-of-use assets	98,849	92,454
Amortizable intangible assets, net	162,066	168,381
Goodwill	160,766	160,766
Other assets	1,636	1,641
Total assets	$992,926	$930,463
LIABILITIES AND STOCKHOLDERS’ EQUITY:
Current liabilities
Accounts payable	$28,081	$17,676
Accrued compensation and benefits	26,143	31,358
Accrued liabilities	33,420	26,725
Income taxes payable	129	10,250
Deferred revenue	6,420	—
Current portion of lease liability	12,358	11,024
Total current liabilities	106,551	97,033
Deferred income taxes, noncurrent	26,132	26,749
Other long-term liability	1,492	410
Lease liability, less current portion	94,614	88,257
Total liabilities	228,789	212,449
Commitments and contingencies
Stockholders’ equity
Preferred stock, $0.01 par value, 10,000 shares authorized; 0 shares issued and outstanding at September 30, 2024 and December 31, 2023	—	—
Common stock, $0.01 par value, 100,000 shares authorized; 54,090 and 53,970 shares issued and 29,274 and 29,953 shares outstanding at September 30, 2024 and December 31, 2023, respectively	541	540
Treasury stock, at cost, 24,816 and 24,017 shares of common stock at September 30, 2024 and December 31, 2023, respectively	(1,958,837)	(1,849,693)
Additional paid-in capital	333,366	322,512
Accumulated other comprehensive loss	—	(57)
Retained earnings	2,389,067	2,244,712
Total stockholders’ equity	764,137	718,014
Total liabilities and stockholders’ equity	$992,926	$930,463

The accompanying notes are an integral part of these consolidated financial statements.

GRAND CANYON EDUCATION, INC.

Consolidated Statements of Comprehensive Income

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands)	2024	2023	2024	2023
Net income	$41,467	$35,739	$144,355	$124,276
Other comprehensive income, net of tax:
Realized gains on available-for-sale securities, net of taxes of $39 for the three months ended September 30, 2024, and $17 for the nine months ended September 30, 2024	126	—	57	—
Unrealized gains (losses) on available-for-sale securities, net of taxes of $30 for the three months ended September 30, 2023, and $19 for the nine months ended September 30, 2023	—	97	—	(60)
Comprehensive income	$41,593	$35,836	$144,412	$124,216

The accompanying notes are an integral part of these consolidated financial statements.

GRAND CANYON EDUCATION, INC.

Consolidated Statement of Stockholders’ Equity

(In thousands)

(Unaudited)

	Nine Months Ended September 30, 2024
						Accumulated
					Additional	Other
	Common Stock		Treasury Stock		Paid-in	Comprehensive	Retained
	Shares	Par Value	Shares	Cost	Capital	Loss	Earnings	Total
Balance at December 31, 2023	53,970	$540	24,017	$(1,849,693)	$322,512	$(57)	$2,244,712	$718,014
Comprehensive income	—	—	—	—	—	(56)	68,010	67,954
Common stock purchased for treasury	—	—	172	(22,558)	—	—	—	(22,558)
Restricted shares forfeited	—	—	4	—	—	—	—	—
Share-based compensation	117	1	55	(7,446)	3,482	—	—	(3,963)
Balance at March 31, 2024	54,087	$541	24,248	$(1,879,697)	$325,994	$(113)	$2,312,722	$759,447
Comprehensive income	—	—	—	—	—	(13)	34,878	34,865
Common stock purchased for treasury	—	—	281	(39,113)	—	—	—	(39,113)
Restricted shares forfeited	—	—	12	—	—	—	—	—
Share-based compensation	3	—	—	—	3,996	—	—	3,996
Balance at June 30, 2024	54,090	$541	24,541	$(1,918,810)	$329,990	$(126)	$2,347,600	$759,195
Comprehensive income	—	—	—	—	—	126	41,467	41,593
Common stock purchased for treasury	—	—	273	(39,703)	—	—	—	(39,703)
Restricted shares forfeited	—	—	—	—	—	—	—	—
Share-based compensation	—	—	2	(324)	3,376	—	—	3,052
Balance at September 30, 2024	54,090	$541	24,816	$(1,958,837)	$333,366	$—	$2,389,067	$764,137

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

GRAND CANYON EDUCATION, INC.

Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended
	September 30,
(In thousands)	2024	2023
Cash flows provided by operating activities:
Net income	$144,355	$124,276
Adjustments to reconcile net income to net cash provided by operating activities:
Share-based compensation	10,855	9,958
Depreciation and amortization	20,707	16,994
Amortization of intangible assets	6,315	6,315
Deferred income taxes	(560)	517
Other, including fixed asset disposals	(743)	(134)
Changes in assets and liabilities:
Accounts receivable from university partners	(37,577)	(27,062)
Other assets	1,239	(1,154)
Right-of-use assets and lease liabilities	1,296	1,404
Accounts payable	10,710	3,894
Accrued liabilities	1,747	(910)
Income taxes receivable/payable	(10,623)	(13,058)
Deferred revenue	6,420	6,237
Net cash provided by operating activities	154,141	127,277
Cash flows provided by (used in) investing activities:
Capital expenditures	(27,501)	(34,186)
Additions of amortizable content	(227)	(809)
Purchases of investments	(48,594)	(73,462)
Proceeds from sale or maturity of investments	147,619	37,927
Net cash provided by (used in) investing activities	71,297	(70,530)
Cash flows used in financing activities:
Repurchase of common shares and shares withheld in lieu of income taxes	(108,329)	(120,285)
Net cash used in financing activities	(108,329)	(120,285)
Net increase in cash and cash equivalents and restricted cash	117,109	(63,538)
Cash and cash equivalents and restricted cash, beginning of period	146,475	120,409
Cash and cash equivalents and restricted cash, end of period	$263,584	$56,871
Supplemental disclosure of cash flow information
Cash paid for interest	$4	$27
Cash paid for income taxes	$51,420	$47,654
Supplemental disclosure of non-cash investing and financing activities
Purchases of property and equipment included in accounts payable	$1,604	$927
ROU Asset and Liability recognition	$6,395	$17,674
Excise tax on treasury stock repurchases	$815	$978

The accompanying notes are an integral part of these consolidated financial statements.

Grand Canyon Education, Inc.

Notes to Consolidated Financial Statements

(In thousands, except per share data)

1. Nature of Business

Grand Canyon Education, Inc. (together with its subsidiaries, the “Company” or “GCE”) is a publicly traded education services company dedicated to serving colleges and universities. GCE has developed significant technological solutions, infrastructure and operational processes to provide services to these institutions on a large scale. GCE’s most significant university partner is Grand Canyon University (“GCU”), an Arizona non-profit corporation, a comprehensive regionally accredited university that offers graduate and undergraduate degree programs, emphases and certificates across ten colleges both online, on ground at its campus in Phoenix, Arizona and at eight off-campus classroom and laboratory sites.

We also provide education services to numerous university partners across the United States. In the healthcare field, we work in partnership with a number of top universities and healthcare networks, offering healthcare-related academic programs at off-campus classroom and laboratory sites located near healthcare providers and developing high-quality, career-ready graduates who enter the workforce ready to meet the demands of the healthcare industry. In addition, we have provided certain services to a university partner to assist them in expanding their online graduate programs. As of September 30, 2024, GCE provides education services to 22 university partners across the United States.

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

Investments

As of September 30, 2024 the Company had no investments. As of December 31, 2023, the Company considered its investments in corporate bonds, agency bonds, treasury bills and commercial paper as available-for-sale securities based on the Company’s intent for the respective securities. Available-for-sale securities are carried at fair value, determined using Level 1 and Level 2 of the hierarchy of valuation inputs, with the use of inputs other than quoted prices that are observable for the assets. Unrealized investment gains and losses, net of tax, are reported as a separate component of other comprehensive income. Unrealized losses considered to be other-than-temporary are recognized currently in earnings. Amortization of premiums, accretion of discounts, interest and dividend income and realized gains and losses are included in interest and other income.

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

Costs that are capitalized include payroll and payroll-related costs for employees who are directly associated and spend time producing content and payments to faculty and subject matter experts involved in the process.  The Company starts capitalizing content costs when it begins to develop or to convert a particular course, resources have been assigned and a timeline has been set. The content asset is placed in service when all work is complete, and the curriculum could be used for instruction. Capitalized content development assets are included in other assets in our consolidated balance sheets. The Company has concluded that the most appropriate method to amortize the deferred content assets is on a straight-line basis over the estimated life of the course, which is generally four years which corresponds with course’s review and major revision cycle. As of September 30, 2024 and December 31, 2023, $676 and $746, respectively, net of amortization, of deferred content assets are included in other assets, long-term in the Company’s consolidated balance sheets and amortization is included in technical and academic services where the costs originated.

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

Finite-lived intangible assets that are acquired in a business combination are recorded at fair value on their acquisition dates and are amortized using a method that reflects the pattern in which the economic benefits of the intangible assets are consumed or on a straight-line basis over the estimated useful life of the intangible asset if the pattern of economic benefit cannot be reliability determined. Finite-lived intangible assets consist of university partner relationships and trade names. The Company reviews its finite-lived intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an intangible asset may not be recoverable. There were no indicators that the carrying amount of the finite-lived intangible assets were impaired as of September 30, 2024. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to undiscounted future net cash flows expected to be generated by the assets. If such intangible assets are not recoverable, a potential impairment loss is recognized to the extent the carrying amounts of the assets exceeds the fair value of the assets.

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

The Company’s receivables represent unconditional rights to consideration from our Services Agreements with our university partners. Accounts receivable, net is stated at net realizable value and contains billed and unbilled revenue. The Company utilizes the allowance method to provide for doubtful accounts based on its evaluation of the expected credit losses. There have been no amounts written off and no reserves established as of September 30, 2024. The Company will continue to review and revise its allowance methodology based on its collection experience with its partners.

For our partners with unbilled revenue, revenue recognition occurs in advance of billings. Billings for some university partners do not occur until after the service period has commenced and final enrollment information is available. Given that the Fall semester ends on December 31 of each year unbilled revenue is low at year end (whereas a semester is ongoing at the end of each other fiscal quarter, and unbilled revenue is thus higher at the end of our first three quarters). Our unbilled revenue of $8,351 and $188 as of September 30, 2024 and December 31, 2023, respectively, are included in accounts receivable in our consolidated balance sheets. Deferred revenue represents the excess of amounts received as compared to amounts recognized in revenue on our consolidated statements of income as of the end of the reporting period, and such amounts are reflected as a current liability on our consolidated balance sheets. We generally receive payments for our services billed within 30 days of invoice. These payments are recorded as deferred revenue until the services are delivered and revenue is recognized.

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

Marketing and Communication

Marketing and communication include lead acquisition, digital communication strategies, brand identity advertising, media planning and strategy, video, data science and analysis, marketing to potential students and other promotional and communication services. This expense category includes salaries, benefits and share-based compensation for marketing and communication personnel, brand advertising, marketing leads and other promotional and communication expenses. This category also includes an allocation of depreciation, amortization, lease expense, and occupancy costs attributable to the provision of certain services, primarily at the Company’s Phoenix, Arizona and Indianapolis, Indiana locations. Advertising costs are expensed as incurred.

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

Grand Canyon Education, Inc.

Notes to Consolidated Financial Statements

(In thousands, except per share data)

Concentration of Credit Risk

The Company believes the credit risk related to cash equivalents and investments is limited due to its adherence to an investment policy that requires investments to have a minimum BBB rating, depending on the type of security, by at least one major rating agency at the time of purchase. All of the Company’s cash equivalents and investments as of September 30, 2024 and December 31, 2023 consist of investments rated BBB or higher by at least one rating agency. Additionally, the Company utilizes at least one financial institution to conduct initial and ongoing credit analysis on its investment portfolio to monitor and lower the potential impact of market risk associated with its cash equivalents and investment portfolio. Financial instruments that potentially subject the Company to concentration of credit risk consist principally of cash balances, which are primarily invested in money market funds or on deposit at high credit quality financial institutions in the U.S. Accounts at each institution are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000. At September 30, 2024 and December 31, 2023, the Company had $262,584 and $145,474, respectively, in excess of the FDIC insured limit. The Company is also subject to credit risk for its accounts receivable balance. Our dependence on our most significant university partner, GCU, with 88.3% and 87.0% of total service revenue for the nine-month periods ended September 30, 2024 and 2023, respectively, subjects us to the risk that declines in our customer’s operations would result in a sustained reduction in service revenue for the Company.

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

Recent Accounting Pronouncements

In November 2023, the FASB issued Accounting Standards Update (“ASU”) No. 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosure,” effective for fiscal years beginning after December 15, 2023, with early adoption permitted. This ASU adds disclosure requirements for segment expense information and clarifies that single reportable segment entities are subject to Topic 280 in its entirety. The Company adopted this standard effective January 1, 2024 and the adoption of this guidance did not have a material impact on the Company’s financial condition, results of operations or statements of cash flows.

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

3. Investments

As of September 30, 2024 and December 31, 2023, the Company had investments of $0 and $98,031, respectively, classified as available-for-sale securities. The Company sold all its investments in the third quarter of 2024 and the proceeds were invested in cash and cash equivalents.

Grand Canyon Education, Inc.

Notes to Consolidated Financial Statements

(In thousands, except per share data)

For the nine months ended September 30, 2024 and 2023, the net realized gains and unrealized losses were $57 and $60, respectively, net of taxes. Available-for-sale debt securities are carried at fair value on the consolidated balance sheets. The Company estimates the lifetime expected credit losses for all available-for sale debt securities in an unrealized loss position. If our assessment indicates that an expected credit loss exists, we determine the portion of the unrealized loss attributable to credit deterioration and record a reserve for the expected credit loss in the allowance for credit losses in technology and academic services in our consolidated income statements.

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Denominator:
Basic weighted average shares outstanding	29,003	29,776	29,248	30,138
Effect of dilutive stock options and restricted stock	161	136	157	139
Diluted weighted average shares outstanding	29,164	29,912	29,405	30,277

Diluted weighted average shares outstanding excludes the incremental effect of unvested restricted stock in accordance with the treasury stock method. For the three-month periods ended September 30, 2024 and 2023, approximately nil and 2, respectively, and for the nine-month periods ended September 30, 2024 and 2023, approximately 26 and 70, respectively, of the Company’s restricted stock awards outstanding were excluded from the calculation of diluted earnings per share as their inclusion would have been anti-dilutive. These restricted stock awards could be dilutive in the future.

5. Property and Equipment

Property and equipment consist of the following:

	September 30,	December 31,
	2024	2023
Land	$5,098	$5,098
Land improvements	2,242	2,242
Buildings	51,399	51,399
Buildings and leasehold improvements	36,377	34,210
Computer equipment	141,244	138,950
Furniture, fixtures and equipment	29,635	26,737
Internally developed software	87,044	71,204
Construction in progress	12,873	10,274
	365,912	340,114
Less accumulated depreciation and amortization	(189,678)	(170,415)
Property and equipment, net	$176,234	$169,699

Grand Canyon Education, Inc.

Notes to Consolidated Financial Statements

(In thousands, except per share data)

6. Amortizable Intangible Assets

Identified intangible assets of $210,280 consisted primarily of university partner relationships that were valued at $210,000, which arose in connection with the 2019 acquisition of Orbis Education Services LLC (“Orbis Education”).

Amortizable intangible assets consist of the following as of:

	September 30, 2024
	Estimated	Gross		Net
	Average Useful	Carrying	Accumulated	Carrying
	Life (in years)	Amount	Amortization	Amount
University partner relationships	25	$210,000	$(47,934)	$162,066
Trade names	1	280	(280)	—
Total amortizable intangible assets, net		$210,280	$(48,214)	$162,066

Amortization expense for university partner relationships and trade names for the years ending December 31:

2024	$2,104
2025	8,419
2026	8,419
2027	8,419
2028	8,419
Thereafter	126,286
$162,066

7. Leases

The Company has operating leases for off-campus classroom and laboratory sites, office space, office equipment, and optical fiber communication lines. These leases have remaining lease terms that range from four months to 10 years and five months. At lease inception, we determine the lease term by assuming no exercises of renewal options due to the Company’s constantly changing geographical needs for its university partners. Leases with an initial term of 12 months or less are not recorded in the consolidated balance sheets and we recognize lease expense for these leases on a straight-line basis over the lease term. The Company had operating lease costs of $12,350 and $9,695 for the nine-month periods ended September 30, 2024 and 2023, respectively.

As of September 30, 2024, the Company had $22,204 of non-cancelable operating lease commitments for four off-campus classroom and laboratory sites that had not yet commenced. The Company’s weighted-average remaining lease term relating to its operating leases is 7.72 years, with a weighted-average discount rate of 4.16%. The cash paid for operating lease liabilities was $11,054 and $8,339 for the nine months ended September 30, 2024 and 2023, respectively. As of September 30, 2024, the Company had no financing leases.

Future payment obligations with respect to the Company’s operating leases, which were existing at September 30, 2024, by year and in the aggregate, are as follows:

Year Ending December 31,	Amount
2024	$3,840
2025	16,632
2026	16,799
2027	16,069
2028	15,872
Thereafter	57,204
Total lease payments	$126,416
Less interest	19,444
Present value of lease liabilities	$106,972

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

Pending Litigation Matters

Shareholder Litigation. As previously disclosed, on May 12, 2020, a securities class action complaint was filed in the U.S. District Court for the District of Delaware alleging claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, and Rule 10b-5 promulgated thereunder, against the Company, Brian E. Mueller, and Daniel E. Bachus, for allegedly making false and materially misleading statements regarding the circumstances surrounding the Company’s 2018 sale of Grand Canyon University (the “University”) to a non-profit entity and the subsequent decision of the U.S. Department of Education to continue to treat the University as a for-profit institution for education regulatory purposes. On March 28, 2023, the Defendants’ motion to dismiss was denied. On March 25, 2024, the parties executed a Stipulation and Agreement of Settlement to resolve the action. On August 22, 2024 the Court held a final fairness hearing and entered an order granting final approval of the settlement, and no appeals were taken. The Company’s insurance carriers have funded the entire settlement amount.

On December 22, 2023, the Company was named as a nominal defendant and certain of the Company’s current and former directors and officers were named as defendants in a shareholder derivative lawsuit filed in the Delaware Court of Chancery related to, among other things, the allegations in the aforementioned securities class action. The complaint asserted claims for breach of fiduciary duty and related claims. The defendants filed a motion to dismiss the complaint on April 15, 2024. On August 22, 2024, Plaintiff filed a motion requesting that the Court voluntarily dismiss the claims without prejudice. On September 5, 2024, the Court granted Plaintiff’s motion and issued an order dismissing the claims without prejudice.

False Claims Act Matter. In May 2020, we were served with a qui tam lawsuit that had been filed against us in 2019 in the U.S. District Court for the District of Massachusetts by a former employee on behalf of the federal government. All proceedings in the lawsuit had been under seal until February 2020, when the U.S. government decided to not intervene in the lawsuit, and the complaint was then unsealed by the court. The suit, United States ex rel Mackillop v. Grand Canyon Education, Inc., alleges that we violated the False Claims Act by improperly compensating certain of our enrollment counselors in violation of the Title IV law governing compensation of such employees (the “incentive compensation rule”), and as a result, improperly received Title IV program funds. In response to a second amended complaint filed in September 2020, we filed a motion to dismiss and a motion to transfer the matter to the U.S. District Court for the District of Arizona. In December 2020, the court granted our motion to dismiss as to one of three counts and granted the motion to transfer but only upon conclusion of pretrial proceedings. In September 2021, we filed a motion for summary judgment which the Massachusetts court denied in September 2022. Subsequently, the matter was transferred to the Arizona court and trial was scheduled for late April 2024. In the interim, we filed a motion for reconsideration of the summary judgment ruling in September 2023; that motion remains pending. Prior to trial commencing, we and the relator reached an agreement to stay trial while the parties attempt to finalize the terms upon which the litigation could be concluded. For any future settlement to be affected, all parties to the litigation will need to

Grand Canyon Education, Inc.

Notes to Consolidated Financial Statements

(In thousands, except per share data)

agree on acceptable terms, both monetary and non-monetary. In this regard, because this matter involves claims under the False Claims Act, any such terms would also need to be approved by the applicable U.S. government agencies.

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

Matters Related to GCU Graduate Program Disclosures and Related Matters. The Company is a party to several matters alleging that, in the performance of its marketing services provided on behalf of GCU, it made false or misleading representations regarding the time to complete and the costs associated with and/or accreditation issues related to certain Grand Canyon University graduate programs, and (in the case of the FTC matter noted below) also made false or misleading representations regarding Grand Canyon University’s non-profit status and made telemarketing calls to phone numbers on do not call lists. These matters include:

●	Smith and Wang v. Grand Canyon Education, Inc. This putative class action was filed in June 2024 in the United States District Court for the District of Arizona and asserts claims under the federal RICO statute as well as various claims for violations of state law consumer protection statutes. On September 20, 2024, the plaintiffs amended their complaint, and on November 4, 2024, the Company moved to dismiss the case. The motion to dismiss is pending with the court. There is currently no trial date scheduled in this matter.
●	Federal Trade Commission v. Grand Canyon Education, Inc., et al. This suit was filed in late December 2023 in United States District Court for the District of Arizona and asserts claims under the FTC Act and Telemarketing Sales Rule. In February 2024, GCE filed a partial motion to dismiss, which was denied in August 2024. Discovery in this matter has commenced and is ongoing, with a fact and expert discovery scheduled to conclude in May 2025 and October 2025 respectively. There is currently no trial date scheduled in this matter.
●	Ogdon v. Grand Canyon Education, Inc., et al. This putative class action was filed in May 2020 in federal district court in California and later transferred to United States District Court for the District of Arizona and asserts claims for violations of California’s False Advertising Law, Unfair Competition Law, Consumer Legal Remedies Act; Unjust Enrichment; and purported violations of the federal RICO statute, including a conspiracy claim. The defendants include the Company along with our chief executive officer, chief operating officer and chief financial officer. On May 27, 2022, after significant motions practice, the Company filed an amended motion to dismiss and a motion to strike certain allegations in Plaintiff’s amended complaint. On August 8, 2023, the court presiding over the dispute entered two orders: (1) an order granting in part the Company’s motion to dismiss as to Ogdon’s RICO claim from the case and to dismiss the individual Defendants; and (2) an order granting in part the Company’s motion to strike scandalous and impertinent allegations in Ogdon’s complaint about our business. Shortly thereafter on August 22, 2023, Plaintiff moved the court to reconsider its dismissal of the RICO claim. Though discovery had commenced, and the Company substantially completed its discovery obligations on the state-law claims, discovery was stayed on March 18, 2024, pending mediation and the disposition of Ogdon’s motion for reconsideration. On March 29, 2024, the court issued an order reinstating Plaintiff’s RICO claim. On September 26, 2024, the court lifted the stay on discovery, and discovery resumed, with class certification briefing to conclude in September 2025. There is currently no trial date scheduled in this matter.

Grand Canyon Education, Inc.

Notes to Consolidated Financial Statements

(In thousands, except per share data)

We believe that the Company’s representations made in marketing materials or by our employees regarding Grand Canyon University’s non-profit status and doctoral program requirements were at all times accurate and not false or misleading, and thus did not violate applicable law. In addition, to the extent the representations we made or actions we took that are at issue in these proceedings were done or taken after July 1, 2018 at the direction of GCU and/or based on written instructions, or advertising or web materials, provided to us for use by GCU, then we believe we have the right to be indemnified by GCU under the terms of the Master Services Agreement for all losses and expenses arising from these matters. With regard to the FTC’s claims under the Telemarketing Sales Rule, we only make telemarketing calls to individuals who have demonstrated interest in speaking to us about educational opportunities at Grand Canyon University, which are permitted by the rule. The Company intends to defend itself vigorously in each of these legal proceedings. The outcome of these legal proceedings is uncertain at this point. At present, the Company cannot estimate a range of loss for these actions based on the information available to the Company. Accordingly, the Company has not accrued any liability associated with these actions.

9. Share-Based Compensation

Incentive Plan

The Company makes equity incentive grants pursuant to our 2017 Equity Incentive Plan (the “2017 Plan”) under which a maximum of 3,000 shares may be granted. As of September 30, 2024, 962 shares were available for grants under the 2017 Plan.

Restricted Stock

During the nine months ended September 30, 2024, the Company granted 117 shares of common stock with a service vesting condition to certain of its executives, officers and employees. The restricted shares have voting rights and vest in five annual installments of 20%, with the first installment vesting in March of the calendar year following the date of grant (the “first vesting date”) and subsequent installments vesting on each of the four anniversaries of the first vesting date. Upon vesting, shares will be withheld in lieu of taxes equivalent to the minimum statutory tax withholding required to be paid when the restricted stock vests. During the nine months ended September 30, 2024, the Company withheld 55 shares of common stock in lieu of taxes at a cost of $7,446 on the restricted stock vesting dates. In April 2024, a new non-employee director was appointed to the Company’s Board of Directors and was granted an initial award of shares pursuant to the Company’s compensation program. The initial award of shares that were granted to such newly appointed director have voting rights and vest on the one-year anniversary of the date of grant. In June 2024, following the annual stockholders meeting, the Company granted 3 shares of common stock to the non-employee members of the Company’s Board of Directors. The restricted shares granted to these directors have voting rights and vest on the earlier of (a) the one-year anniversary of the date of grant or (b) immediately prior to the next annual stockholders meeting.

On June 30, 2024, a named executive officer resigned for “good reason” which, under the terms of his employment agreement, resulted in an acceleration of the vesting of the next tranche of five outstanding restricted stock awards that would have otherwise vested on March 1, 2025. As a result, the incremental share-based compensation expense from the modification on the five restricted stock awards for the accelerated vesting date was $558 and is included in the general and administrative expenses in the Company’s consolidated income statement. In July 2024, 5 shares vested and 2 shares were withheld in lieu of taxes at a cost of $324 on the accelerated vesting date.

Grand Canyon Education, Inc.

Notes to Consolidated Financial Statements

(In thousands, except per share data)

A summary of the activity related to restricted stock granted under the 2017 Plan since December 31, 2023 is as follows:

		Weighted Average
	Total	Grant Date
	Shares	Fair Value per Share
Outstanding as of December 31, 2023	450	$93.16
Granted	120	$130.80
Vested	(151)	$91.84
Forfeited, canceled or expired	(16)	$100.08
Outstanding as of September 30, 2024	403	$104.54

Share-based Compensation Expense

The table below outlines share-based compensation expense for the nine months ended September 30, 2024 and 2023 related to restricted stock granted:

	2024	2023
Technology and academic services	$1,925	$1,814
Counseling services and support	5,402	5,155
Marketing and communication	168	143
General and administrative	3,360	2,846
Share-based compensation expense included in operating expenses	10,855	9,958
Tax effect of share-based compensation	(2,714)	(2,489)
Share-based compensation expense, net of tax	$8,141	$7,469

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

During the nine months ended September 30, 2024 the Company repurchased 726 shares of common stock, at an aggregate cost of $100,559. As of September 30, 2024, there remained $164,494 available under its current share repurchase authorization. Shares repurchased in lieu of taxes are not included in the repurchase plan totals as they were approved in conjunction with the restricted share awards. Excise taxes of $815 are not included in the repurchase plan totals but are included in the total cost of net share repurchases in the consolidated statement of stockholders’ equity.

11. Subsequent Event

On October 1, 2024, GCU entered into certain loan agreements (the “Loan Agreements”) with MidFirst Bank, a federally chartered savings association (“MidFirst”), and Zions Bancorporation, N.A., dba National Bank of Arizona, (“NBAZ” and, together with MidFirst, the “Banks”), pursuant to which each Bank made loans to GCU in the original amount of $250.0 million ($500.0 million in the aggregate) (each, a “Loan” and, collectively, the “Loans”). The proceeds of the Loans were used by GCU to refinance outstanding bonds originally issued in 2021. The stated maturity date under the MidFirst Loan Agreement is October 1, 2026 and under the NBAZ Loan Agreement is April 1, 2025. The Loan Agreements provide for customary events of default and remedies.

As a condition to the making of the Loans, each Bank required GCU to provide cash collateral in an amount equal to the principal balance of the Loan it provided. At the time of the making of the Loans, GCU provided $300.0 million of its cash as collateral and the Company offered to use some of its cash to provide the remaining collateral

Grand Canyon Education, Inc.

Notes to Consolidated Financial Statements

(In thousands, except per share data)

necessary for GCU to secure the Loans.

Accordingly, on October 1, 2024, the Company entered into (i) a Pledge and Security Agreement, by and between the Company and MidFirst, and (ii) a Security Agreement, by and between the Company and Zions (collectively, the “Pledge Agreements”), pursuant to which, among other things, the Company agreed to pledge to each of MidFirst and Zions $100.0 million of the Company’s available cash in order to partially secure the obligations of GCU under each Loan Agreement. The Pledge Agreements generally require that, so long as the time for payment of the indebtedness incurred by GCU under the Loan Agreements has not been stayed, enjoined or prevented for any reason, each Bank will exhaust its rights and remedies against GCU prior to exercising its rights against the Company’s collateral under the Pledge Agreements. The Pledge Agreements will terminate upon the earlier of (a) in the case of the MidFirst Loan, repayment by GCU of at least $100.0 million of the Loan or GCU’s pledge of $100.0 million in cash collateral in substitution of the Company’s cash collateral, and (b) in the case of NBAZ, payment in full of all indebtedness due and owing under Loan Agreement or GCU’s pledge of $100.0 million in cash collateral in substitution of the Company’s cash collateral. All income earned on the Company’s cash collateral under the Pledge Agreements will be for the benefit of the Company. GCU has agreed to indemnify the Company for any claims, losses, liabilities and expenses arising out of Pledge Agreements (including the value of any collateral against which MidFirst or NBAZ has exercised remedies, out of pocket expenses, costs and disbursements and reasonable and documented attorney’s fees), except to the extent the claims, liabilities or expenses are finally judicially determined by a court of competent jurisdiction to have resulted from the Company’s or any of its affiliates’ gross negligence or willful misconduct. In the event that the terms of any of the Loan Agreements or Pledge Agreements prevent GCU from making any indemnity payment required by the preceding sentence, GCU shall make such payment immediately upon the removal of such restriction.

The foregoing description of the Pledge Agreements does not purport to be complete and is qualified in its entirety by the full text of the Pledge Agreements, copies of which will be timely filed as an exhibit to the Company’s upcoming Annual Report on Form 10-K in accordance with applicable rules and regulations of the Securities and Exchange Commission.

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

Forward-looking statements should not be read as a guarantee of future performance or results and will not necessarily be accurate indications of the times at, or by, which such performance or results will be achieved. Forward-looking statements are based on information available at the time those statements are made or management’s good faith belief as of that time with respect to future events and are subject to risks and uncertainties that could cause actual performance or results to differ materially from those expressed in or suggested by the forward-looking statements. Important factors that could cause our actual performance or results to differ materially from those expressed in or suggested by the forward-looking statements, include, but are not limited to:

●	legal and regulatory actions taken against us related to our services business, or against our university partners that impact their businesses and that directly or indirectly reduce the service revenue we can earn under our master services agreements;
●	the occurrence of any event, change or other circumstance that could give rise to the termination of any of the key university partner agreements;
●	our ability to properly manage risks and challenges associated with strategic initiatives, including potential acquisitions or divestitures of, or investments in, new businesses, acquisitions of new properties and new university partners, and expansion of services provided to our existing university partners;
●	our failure to comply with the extensive regulatory framework applicable to us either directly as a third-party service provider or indirectly through our university partners, including Title IV of the Higher Education Act and the regulations thereunder, state laws and regulatory requirements, and accrediting commission requirements, and the results of related legal and regulatory actions that arise from such failures;
●	the harm to our business, results of operations, and financial condition, and harm to our university partners resulting from epidemics, pandemics, or public health crises;
●	the harm to our business and our ability to retract and retain students resulting from capacity constraints, system disruptions, or security breaches in our online computer networks and phone systems:
●	the ability of our university partners’ students to obtain federal Title IV funds, state financial aid, and private financing;
●	potential damage to our reputation or other adverse effects as a result of negative publicity in the media, in the industry or in connection with governmental reports or investigations or otherwise, affecting us or other companies in the education services sector;
●	risks associated with changes in applicable federal and state laws and regulations and accrediting commission standards, including pending rulemaking by the United States Department of Education applicable to us directly or indirectly through our university partners;

●	competition from other education service companies in our geographic region and market sector, including competition for students, qualified executives and other personnel;
●	our expected tax payments and tax rate;
●	our ability to hire and train new, and develop and train existing employees;
●	the pace of growth of our university partners’ enrollment and its effect on the pace of our own growth;
●	fluctuations in our revenues due to seasonality;
●	our ability to, on behalf of our university partners, convert prospective students to enrolled students and to retain active students to graduation;
●	our success in updating and expanding the content of existing programs and developing new programs in a cost-effective manner or on a timely basis for our university partners;
●	risks associated with the competitive environment for marketing the programs of our university partners;
●	failure on our part to keep up with advances in technology that could enhance the experience for our university partners’ students;
●	our ability to manage future growth effectively;
●	the impact of any natural disasters or public health emergencies; and
●	general adverse economic conditions or other developments that affect the job prospects of our university partners’ students.

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

Explanatory Note

Grand Canyon Education, Inc. (together with its subsidiaries, the “Company” or “GCE”) is a publicly traded education services company dedicated to serving colleges and universities. GCE has developed significant technological solutions, infrastructure and operational processes to provide services to these institutions on a large scale. GCE’s most significant university partner is Grand Canyon University (“GCU”), a comprehensive regionally accredited university that offers graduate and undergraduate degree programs, emphases and certificates across ten colleges both online and on ground at its campus in Phoenix, Arizona, and at eight off-campus classroom and laboratory sites.

We also provide education services to numerous university partners across the United States. In the healthcare field, we work in partnership with a number of top universities and healthcare networks, offering healthcare-related academic programs at off-campus classroom and laboratory sites located near healthcare providers and developing high-quality, career-ready graduates who enter the workforce ready to meet the demands of the healthcare industry. In addition, we have provided certain services to a university partner to assist them in expanding their online graduate programs. As of September 30, 2024, GCE provides education services to 22 university partners across the United States.

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

Critical Accounting Policies and Use of Estimates

Our critical accounting policies are disclosed in the 2023 Form 10-K for the fiscal year ended December 31, 2023. During the nine months ended September 30, 2024, there were no significant changes in our critical accounting policies.

Results of Operations

The following table sets forth certain income statement data as a percentage of revenue for each of the periods indicated. Amortization of intangible assets has been excluded from the table below:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Costs and expenses
Technology and academic services	17.6%	17.7%	16.5%	16.9%
Counseling services and support	32.4	33.3	32.2	32.2
Marketing and communication	22.9	23.9	22.0	23.0
General and administrative	6.0	5.5	4.8	4.8

Three Months Ended September 30, 2024 Compared to Three Months Ended September 30, 2023

Service revenue. Our service revenue for the three months ended September 30, 2024 was $238.3 million, an increase of $16.4 million, or 7.4%, as compared to service revenue of $221.9 million for the three months ended September 30, 2023. The increase year over year in service revenue was primarily due to an increase in GCU enrollments to 123,002 at September 30, 2024, an increase of 4.0% over enrollments at September 30, 2023, an increase in university partner enrollments at our off-campus classroom and laboratory sites to 5,888 at September 30, 2024, an increase of 8.1% over enrollments at September 30, 2023, which includes 913 and 510 GCU students at September 30, 2024 and 2023, respectively, and an increase in revenue per student year over year. The increase in revenue per student between years is primarily due to service revenue per student for Accelerated Bachelor of Science in Nursing (“ABSN”) students at off-campus classroom and laboratory sites generating a significantly higher revenue per student than we earn under our agreement with GCU, as these agreements generally provide us with a higher revenue share percentage, the partners have higher tuition rates than GCU and the majority of their students take more credits on average per semester. The increase in revenue per student in the three months ended September 30, 2024 was also due to the timing of the Fall semester for the ground traditional campus. The Fall semester started two days earlier in 2024 than in 2023, which had the effect of shifting $2.2 million in service revenue from the fourth quarter of 2024 to the third quarter of 2024 in comparison to the prior year. Contract modifications for some of our university partners in which the revenue share percentage was reduced in exchange for us no longer reimbursing the partner for certain faculty costs and the termination of one university partner contract at the end of the Spring 2024 semester had the effect of reducing revenue per student.

Partner enrollments totaled 127,977 at September 30, 2024 as compared to 123,165 at September 30, 2023. Although partner enrollments at our off-campus classroom and laboratory sites returned to year over year growth in 2024, some existing partners continue to experience reduced incoming cohort sizes which has slowed the growth. We believe the growth in the number of ABSN students is being negatively impacted by the strong job market as these students have historically been individuals with already completed bachelor’s degrees choosing to re-career into one of these health professions. To address this challenge, we have been working with a number of our university partners to adjust their programs to allow students with the required education experience but without a completed bachelor’s degree to enter their programs. The majority of those partners that have made the adjustment to admit students without a completed bachelor’s degree had new enrollment growth on a year over year basis in the Summer and Fall 2024 semesters.

We opened five sites in the year ended December 31, 2023, seven sites in the nine months ended September 30, 2024 and closed one site increasing the total number of these sites to 46 at September 30, 2024, which has also positively impacted the enrollment growth. Enrollments for GCU ground students were 24,657 at September 30, 2024 down from

25,232 at September 30, 2023 due to a small decline in traditional ground students year over year and the continued decline in professional studies students, working adults attending the university’s traditional campus at night, partially offset by an increase in ABSN students between years. GCU online enrollments were 98,345 at September 30, 2024, up from 92,995 at September 30, 2023, an increase of 5.8% between years.

Technology and academic services. Our technology and academic services expenses for the three months ended September 30, 2024 were $42.0 million, an increase of $2.8 million, or 7.1%, as compared to technology and academic services expenses of $39.2 million for the three months ended September 30, 2023. This increase was primarily due to increases in other technology and academic costs and in occupancy and depreciation of $2.4 million and $1.2 million, respectively, partially offset by a decrease in employee compensation and related expenses, including share-based compensation of $0.8 million. The increases in other technology and academic costs and in occupancy and depreciation were primarily due to the costs associated with the increased number of off-campus classroom and laboratory sites to support our 22 university partners and their increased enrollment growth. The decrease in employee compensation and related expenses is primarily due to decreased faculty reimbursements due to changes in our agreements with certain university partners whereby we no longer reimburse these partners for their faculty costs, partially offset by increased headcount to support our 22 university partners, and their increased enrollment growth, tenure-based salary adjustments and the increased number of off-campus classroom and laboratory sites year over year. Our technology and academic services expenses as a percentage of revenue decreased by 0.1% to 17.6% for the three months ended September 30, 2024, from 17.7% for the three months ended September 30, 2023. This decrease was primarily due to the decreased faculty reimbursements between years. We anticipate that technology and academic services expenses as a percentage of revenue will increase in the future as we open more off-site classroom and laboratory sites although these increases might be offset by lower faculty reimbursements if more partners choose to adjust their contracts.

Counseling services and support. Our counseling services and support expenses for the three months ended September 30, 2024 were $77.2 million, an increase of $3.4 million, or 4.5%, as compared to counseling services and support expenses of $73.8 million for the three months ended September 30, 2023. This increase was primarily attributable to increases in employee compensation and related expenses including share-based compensation and benefits and in occupancy and depreciation costs of $2.9 million and $0.7 million, respectively, partially offset by a decrease in other counseling services and support expenses of $0.2 million. The increases in employee compensation and related expenses including benefits were primarily due to increased headcount to support our university partners and their planned increases in enrollment, tenure-based salary adjustments and the increased number of off-campus classroom and laboratory sites open year over year. The increase in occupancy and depreciation is primarily related to higher depreciation expense associated with our continued enhancements to IT infrastructure and internal-use software development. Our counseling services and support expenses as a percentage of revenue decreased by 0.9% to 32.4% for the three months ended September 30, 2024, from 33.3% for the three months ended September 30, 2023 primarily due our ability to leverage our counseling services and support expenses across an increasing revenue base. We anticipate that counseling services and support expense will increase in the future as we continue to invest to meet our partners’ needs.

Marketing and communication. Our marketing and communication expenses for the three months ended September 30, 2024 were $54.5 million, an increase of $1.4 million, or 2.7%, as compared to marketing and communication expenses of $53.1 million for the three months ended September 30, 2023. This increase was primarily attributable to the increased cost to market our university partners’ programs and to the marketing of new university partners and new locations which resulted in increased advertising of $0.9 million, increased employee compensation, including share-based compensation and benefits of $0.3 million, an increase in occupancy and depreciation of $0.1 million and an increase in other marketing and communication expenses of $0.1 million. Our marketing and communication expenses as a percentage of revenue decreased by 1.0% to 22.9% for the three months ended September 30, 2024, from 23.9% for the three months ended September 30, 2023, primarily due to our ability to leverage our marketing and communication expenses across an increasing revenue base. We anticipate that marketing and communication expense will increase in the future as we continue to meet our partners’ needs.

General and administrative. Our general and administrative expenses for the three months ended September 30, 2024 were $14.4 million, an increase of $2.2 million, or 18.0%, as compared to general and administrative expenses of $12.2 million for the three months ended September 30, 2023. This increase was primarily attributable to an increase in professional fees, primarily higher legal costs, an increase in contribution made in lieu of state income taxes and an increase in occupancy and depreciation costs of $1.1 million, $1.0 million and $0.1 million, respectively. Our general and administrative expenses as a percentage of revenue increased by 0.5% to 6.0% for the three months ended September 30, 2024, from 5.5% for the three months ended September 30, 2023, primarily due to our increase in contributions made in lieu of state income taxes and the higher professional fees partially offset by our ability to leverage our general and administrative expenses across an increasing revenue base. General and administrative expenses as a percentage of revenue could continue to increase if legal costs continue to rise.

Amortization of intangible assets. Amortization of intangible assets for the three months ended September 30, 2024 and 2023 were $2.1 million for both periods. As a result of the acquisition of our wholly owned subsidiary, Orbis Education, certain identifiable intangible assets were created (primarily customer relationships) that will be amortized over their expected lives.

Investment interest and other. Investment interest and other for the three months ended September 30, 2024 was $4.2 million, as compared to investment interest and other for the three months ended September 30, 2023 of $2.7 million due to higher investment balances and higher returns on those balances.

Income tax expense. Income tax expense for the three months ended September 30, 2024 was $10.9 million, an increase of $2.4 million, or 27.2%, as compared to income tax expense of $8.5 million for the three months ended September 30, 2023. Our effective tax rate was 20.8% during the third quarter of 2024 compared to 19.3% during the third quarter of 2023. The effective tax rate increased year over year due to higher state income taxes.

Net income. Our net income for the three months ended September 30, 2024 was $41.5 million, an increase of $5.8 million, or 16.0%, as compared to $35.7 million for the three months ended September 30, 2023, due to the factors discussed above.

Nine Months Ended September 30, 2024 Compared to Nine Months Ended September 30, 2023

Service revenue. Our service revenue for the nine months ended September 30, 2024 was $740.4 million, an increase of $57.8 million, or 8.5%, as compared to service revenue of $682.6 million for the nine months ended September 30, 2023. The increase year over year in service revenue was primarily due to an increase in GCU enrollments to 123,002 at September 30, 2024, an increase of 4.0% over enrollments at September 30, 2023, an increase in university partner enrollments at our off-campus classroom and laboratory sites to 5,888 at September 30, 2024, an increase of 8.1% over enrollments at September 30, 2023, which includes 913 and 510 GCU students at September 30, 2024 and 2023, respectively, and an increase in revenue per student year over year. The increase in revenue per student between years is primarily due to the service revenue per student for ABSN students at off-campus classroom and laboratory sites generating a significantly higher revenue per student than we earn under our agreement with GCU, as these agreements generally provide us with a higher revenue share percentage, the partners have higher tuition rates than GCU and the majority of their students take more credits on average per semester. The increase in revenue per student in the nine months ended September 30, 2024 was also due to the timing of the Fall semester for the ground traditional campus. The Fall semester started two days earlier in 2024 than in 2023, which had the effect of shifting $2.2 million in service revenue from the fourth quarter of 2024 to the third quarter of 2024 in comparison to the prior year. The additional day for leap year in 2024 added additional service revenue of $1.5 million as compared to the prior year. Contract modifications for some of our university partners in which the revenue share percentage was reduced in exchange for us no longer reimbursing the partner for certain faculty costs and the termination of one university partner contract at the end of the Spring 2024 semester had the effect of reducing revenue per student.

Partner enrollments totaled 127,977 at September 30, 2024 as compared to 123,165 at September 30, 2023. Although partner enrollments at our off-campus classroom and laboratory sites returned to year over year growth in 2024, some existing partners continue to experience reduced incoming cohort sizes which has slowed the growth. We believe the growth in the number of ABSN students is being negatively impacted by the strong job market as these students have historically been individuals with already completed bachelor’s degrees choosing to re-career into one of these health professions. To address this challenge, we have been working with a number of our university partners to adjust their programs to allow students with the required education experience but without a completed bachelor’s degree to enter their programs. The majority of those partners that have made the adjustment to admit students without a completed bachelor’s degree had new enrollment growth on a year over year basis in the Summer and Fall 2024 semesters.

We opened five sites in the year ended December 31, 2023, seven sites in the nine months ended September 30, 2024 and closed one site increasing the total number of these sites to 46 at September 30, 2024, which has also positively impacted the enrollment growth. Enrollments for GCU ground students were 24,657 at September 30, 2024 down from 25,232 at September 30, 2023 due to a small decline in traditional ground students year over year and the continued decline in professional studies students, working adults attending the university’s traditional campus at night, partially offset by an increase in ABSN students between years. GCU online enrollments were 98,345 at September 30, 2024, up from 92,995 at September 30, 2023, an increase of 5.8% between years.

Technology and academic services. Our technology and academic services expenses for the nine months ended September 30, 2024 were $122.1 million, an increase of $6.5 million, or 5.6%, as compared to technology and academic services expenses of $115.6 million for the nine months ended September 30, 2023. This increase was primarily due to increases in other technology and academic costs and in occupancy and depreciation of $4.9 million and $4.0 million, respectively, partially offset by a decrease in employee compensation and related expenses, including share-based compensation of $2.4 million. The increases in other technology and academic costs and occupancy and depreciation were primarily due to the costs associated with the increased number of off-campus classroom and laboratory sites to support our 22 university partners and their increased enrollment growth. The decrease in employee compensation and related expenses is primarily due to decreased faculty reimbursements due to changes in our agreements with certain university partners whereby we no longer reimburse these partners for their faculty costs, partially offset by increased headcount to support our 22 university partners and their increased enrollment growth, tenure-based salary adjustments and the increased number of off-campus classroom and laboratory sites year over year. Our technology and academic services expenses as a percentage of revenue decreased by 0.4% to 16.5% for the nine months ended September 30, 2024, from 16.9% for the nine months ended September 30, 2023. This decrease was primarily due to the decreased faculty reimbursements between years. We anticipate that technology and academic services expenses as a percentage of revenue will increase in the future as we open more off-site classroom and laboratory sites although these increases might be offset by lower faculty reimbursements if more partners choose to adjust their contracts.

Counseling services and support. Our counseling services and support expenses for the nine months ended September 30, 2024 were $238.2 million, an increase of $18.6 million, or 8.5%, as compared to counseling services and support expenses of $219.6 million for the nine months ended September 30, 2023. This increase was primarily attributable to increases in employee compensation and related expenses including share-based compensation and benefits, in occupancy and depreciation costs and in other counseling services and support expenses of $14.4 million, $2.4 million and $1.8 million, respectively. The increases in employee compensation including share-based compensation and benefits were primarily due to increased headcount to support our university partners, and their planned increases in enrollment, tenure-based salary adjustments and the increased number of off-campus classroom and laboratory sites open year over year. The increase in occupancy and depreciation is primarily related to higher depreciation expense associated with our continued enhancements to IT infrastructure and internal-use software development. The increase in other counseling services and support expenses is primarily the result of increased travel costs for our 22 university partners. Our counseling services and support expenses as a percentage of revenue stayed flat at 32.2% for the nine months ended September 30, 2024 and 2023. We anticipate that counseling services and support expense will increase in the future as we continue to invest to meet our partners’ needs.

Marketing and communication. Our marketing and communication expenses for the nine months ended September 30, 2024 were $162.8 million, an increase of $6.0 million, or 3.8%, as compared to marketing and communication expenses of $156.8 million for the nine months ended September 30, 2023. This increase was primarily attributable to the increased cost to market our university partners’ programs and to the marketing of new university partners and new locations which resulted in increased advertising of $4.8 million, increased employee compensation, including share-based compensation and benefits of $0.6 million, an increase in other marketing and communication expenses of $0.4 million and an increase in occupancy and depreciation costs of $0.2 million. Our marketing and communication expenses as a percentage of revenue decreased by 1.0% to 22.0% for the nine months ended September 30, 2024, from 23.0% for the nine months ended September 30, 2023, primarily due to our ability to leverage our marketing and communication expenses across an increasing revenue base. We anticipate that marketing and communication expenses will increase in the future as we continue to invest to meet our partners’ needs.

General and administrative. Our general and administrative expenses for the nine months ended September 30, 2024 were $35.7 million, an increase of $2.9 million, or 8.8%, as compared to general and administrative expenses of $32.8 million for the nine months ended September 30, 2023. This increase was primarily attributable to an increase in employee compensation, including share-based compensation and benefits of $1.5 million, which includes $1.1 million in severance costs recorded for an executive that resigned June 30, 2024, professional fees of $1.0 million, an increase in contributions in lieu of state income taxes of $1.0 million and increases in occupancy and depreciation costs of $0.2 million. These increases were partially offset by a decrease in other administrative expenses of $0.8 million primarily due to lower travel costs. Our general and administrative expenses as a percentage of revenue stayed flat at 4.8% for the nine months ended September 30, 2024 and 2023 due to our ability to leverage our general and administrative expenses across an increasing revenue base partially offset by the severance costs. General and administrative expenses could increase if legal costs continue to rise.

Amortization of intangible assets. Amortization of intangible assets for the nine months ended September 30, 2024 and 2023 were $6.3 million for both periods. As a result of the acquisition of our wholly owned subsidiary, Orbis Education, certain identifiable intangible assets were created (primarily customer relationships) that will be amortized over their expected lives.

Investment interest and other. Investment interest and other for the nine months ended September 30, 2024 was $12.0 million, as compared to investment interest and other for the nine months ended September 30, 2023 of $7.5 million due to higher investment balances and higher returns on those balances.

Income tax expense. Income tax expense for the nine months ended September 30, 2024 was $43.0 million, an increase of $8.4 million, or 24.2%, as compared to income tax expense of $34.6 million for the nine months ended September 30, 2023. Our effective tax rate was 23.0% during the nine months ended September 30, 2024 compared to 21.8% during the nine months ended September 30, 2023. In the nine months ended September 30, 2024, the effective tax rate was favorably impacted by excess tax benefits of $1.5 million as compared to $0.9 million in the nine months ended September 30, 2023. The effective tax rate increased year over year due to higher state income taxes.

Net income. Our net income for the nine months ended September 30, 2024 was $144.4 million, an increase of $20.1 million, or 17.9%, as compared to $124.3 million for the nine months ended September 30, 2023, due to the factors discussed above.

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

Liquidity and Capital Resources

	As of September 30,	As of December 31,
(In thousands)	2024	2023
Cash, cash equivalents and investments	$263,584	$244,506

Overview

Our liquidity position, as measured by cash and cash equivalents and investments increased by $19.1 million between December 31, 2023 and September 30, 2024, which was largely attributable to cash flows from operations during the nine months ended September 30, 2024 exceeding share repurchases, changes in our investment balances and capital expenditures. See Note 11 for subsequent event relating to our cash and cash equivalents.

Based on our current level of operations and anticipated growth, we believe that our cash flow from operations and other sources of liquidity, including cash and cash equivalents and investments, will provide adequate funds for ongoing operations, planned capital expenditures, and working capital requirements for at least the next 24 months.

Cash Flows from Operating Activities

	Nine Months Ended September 30,
(In thousands)	2024	2023
Net cash provided by operating activities	$154,141	$127,277

The increase in cash generated from operating activities between the nine months ended September 30, 2023 and the nine months ended September 30, 2024 was primarily due to increased income and changes in working capital balances, primarily accounts payable and accounts receivable. Accrued payable increased between December 31, 2023 and September 30, 2024 by $6.8 million more than it did between December 31, 2022 and September 30, 2023 due to the timing of check runs. These increases were partially offset by accounts receivable from GCU increasing by $10.5 million more than it did between December 31, 2022 and September 30, 2023 due primarily to timing of the collections of our other university partners. We define working capital as the assets and liabilities, other than cash, generated through the Company’s primary operating activities. Changes in these balances are included in the changes in assets and liabilities presented in the consolidated statement of cash flows.

Cash Flows from Investing Activities

	Nine Months Ended September 30,
(In thousands)	2024	2023
Net cash provided by (used in) investing activities	$71,297	$(70,530)

Investing activities provided $71.3 million of cash in the nine months ended September 30, 2024 compared to consuming $70.5 million in the nine months ended September 30, 2023.

Cash provided by or used in investing activities includes net investment activity. In the nine months ended September 30, 2024, proceeds from the sale of investments, net of purchases of available-for-sale securities were $99.0 million. In the nine months ended September 30, 2023, the purchase of available-for-sale securities, net of proceeds from the sale of investments were $35.5 million.

In the first nine months of 2024 and 2023 cash used in investing activities also included capital expenditures totaling $27.5 million and $34.2 million, respectively. Capital expenditures for both periods primarily consisted of leasehold improvements and equipment for new off-campus classroom and laboratory sites, as well as purchases of computer equipment, internal use software projects and furniture and equipment to support our increasing employee headcount. The Company incurs upfront expenses and capital expenditures prior to an off-campus classroom and laboratory site being opened. The Company intends to continue to spend approximately $30.0 million to $40.0 million per year for capital expenditures.

Cash Flows from Financing Activities

	Nine Months Ended September 30,
(In thousands)	2024	2023
Net cash used in financing activities	$(108,329)	$(120,285)

Financing activities consumed $108.3 million of cash in the nine months ended September 30, 2024 compared to $120.3 million in the nine months ended September 30, 2023.

During the nine months ended September 30, 2024 and 2023, $100.5 million and $114.0 million, respectively was used to purchase treasury stock in accordance with GCE’s share repurchase program. In 2024 and 2023, $7.8 million and $6.3 million, respectively, of cash was utilized to purchase common shares withheld in lieu of income taxes resulting from the vesting of restricted share awards. The Company intends to continue using a significant portion of its cash flows from operations to repurchase its shares.

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

We repurchased 725,181 shares of common stock in the nine months ended September 30, 2024. At September 30, 2024, there remains $164.5 million available under our share repurchase authorization.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have had or are reasonably likely to have a material current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources.

Item 3.   Quantitative and Qualitative Disclosures About Market Risk

Market risk. As of September 30, 2024, we have no derivative financial instruments or derivative commodity instruments. We invest cash in excess of current operating requirements in money market instruments and commercial paper at multiple financial institutions.

Interest rate risk. We manage interest rate risk by investing excess funds in cash equivalents, BBB or higher rated corporate bonds, commercial paper, agency bonds, treasury bills, municipal securities, asset backed securities, municipal bonds, and collateralized mortgage obligations bearing variable interest rates, which are tied to various market indices or individual bond coupon rates. Our future investment income may fall short of expectations due to changes in interest rates or we may suffer losses in principal if we are forced to sell securities before their maturity date that have declined in market value due to changes in interest rates. At September 30, 2024, a 10% increase or decrease in interest rates would not have a material impact on our future earnings, fair values, or cash flows.

Item 4.   Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective, as of September 30, 2024, in ensuring that material information relating to us required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in reports it files or submits under the Exchange Act is accumulated and communicated to management, including its principal executive officer or officers and principal financial officer or officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

PART II – OTHER INFORMATION

Item 1.   Legal Proceedings

For information regarding our material pending legal proceedings, see the section entitled Pending Litigation Matters within Note 8 – Commitments and Contingencies of our notes to consolidated financial statements included in Part I, Item 1 of this report, which section is incorporated by reference into this Part II, Item 1.

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

During the nine months ended September 30, 2024, 725,181 shares of common stock were repurchased by the Company. At September 30, 2024, there remains $164.5 million available under our share repurchase authorization.

The following table sets forth our share repurchases of common stock and our share repurchases in lieu of taxes, which are not included in the repurchase plan totals as they were approved in conjunction with the restricted share awards, during each period in the third quarter of fiscal 2024:

			Total Number of	Maximum Dollar
			Shares Purchased as	Value of Shares
		Average	Part of Publicly	That May Yet Be
	Total Number of	Price Paid	Announced	Purchased Under
Period	Shares Purchased	Per Share	Program	the Program
Share Repurchases
July 1, 2024 – July 31, 2024	79,610	$147.33	79,610	$192,100,000
August 1, 2024 – August 31, 2024	124,352	$143.49	124,352	$174,200,000
September 1, 2024 – September 30, 2024	68,535	$142.09	68,535	$164,500,000
Total	272,497	$144.26	272,497	$164,500,000
Tax Withholdings
July 1, 2024 – July 31, 2024	2,178	$148.65	—	$—
August 1, 2024 – August 31, 2024	—	$—	—	$—
September 1, 2024 – September 30, 2024	—	$—	—	$—
Total	2,178	$148.65	—	$—

Item 3.   Defaults Upon Senior Securities

None.

Item 4.   Mine Safety Disclosures

None.

Item 5.   Other Information

During the three months ended September 30, 2024, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

101

The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2024, formatted in Inline XBRL: (i) Consolidated Income Statements, (ii) Consolidated Statements of Comprehensive Income, (iii) Consolidated Balance Sheets, (iv) Consolidated Statements of Stockholders’ Equity, (v) Consolidated Statements of Cash Flows, and (vi) Notes to Consolidated Financial Statements tagged as blocks of text and including detailed tags.

Filed herewith.

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2024, formatted in Inline XBRL (included as Exhibit 101).	Filed herewith.

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

GRAND CANYON EDUCATION, INC.

Date: November 6, 2024	By:	/s/ Daniel E. Bachus
Daniel E. Bachus
Chief Financial Officer
(Principal Financial Officer)