Form 10-K
period 2024-12-31
Grand Canyon Education, Inc.
filed 2025-02-19
CIK 1434588

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2024

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

The total number of shares of common stock outstanding as of February 14, 2025 was 28,724,845.

As of June 28, 2024, the last business day of the registrant’s most recently completed second fiscal quarter, the registrant’s common stock was listed on the NASDAQ Global Market. As of June 28, 2024, the aggregate market value of the registrant’s common stock held by non-affiliates was approximately $4.1 billion.

DOCUMENTS INCORPORATED BY REFERENCE

Certain portions of the registrant’s Definitive Proxy Statement for its 2025 Annual Meeting of Stockholders (which is expected to be filed with the Commission within 120 days after the end of the registrant’s 2024 fiscal year) are incorporated by reference into Part III of this Report.

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

Part I

Item 1.    Business

Overview

Grand Canyon Education, Inc., a Delaware corporation (“GCE” or the “Company”) is a publicly traded education services company dedicated to serving colleges and universities. GCE has developed significant technological solutions, infrastructure and operational processes to provide services to these institutions on a large scale. GCE’s most significant university partner is Grand Canyon University (“GCU”), an Arizona non-profit corporation that operates a comprehensive regionally accredited university that offers graduate and undergraduate degree programs, emphases and certificates across ten colleges both online and on ground at its campus in Phoenix, Arizona and at eight off-campus classroom and laboratory sites. As of December 31, 2024, GCE provided education services and support to approximately 127,150 students with more than 123,100 students enrolled in GCU’s programs, emphases and certificates.

We also provide education services to numerous university partners across the United States. In the healthcare field, we work in partnership with universities and healthcare networks across the country, offering healthcare-related academic programs at off-campus classroom and laboratory sites located near healthcare providers and developing high-quality, career-ready graduates who enter the workforce ready to meet the demands of the healthcare industry. In addition, we have provided certain services to a university partner to assist them in expanding their online graduate programs. As of December 31, 2024, GCE provides education services to 22 university partners across the United States.

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

Our Business

GCE is an education services company with 22 university partners as of December 31, 2024. We have invested more than $345 million in the last 16 years in technology which includes the cost to develop systems that automate key processes and enable us to scale these processes to hundreds of thousands of students. GCE is capable of supporting not just core academic functions, technology and marketing but many additional key processes that surround those functions, such as faculty recruiting and training, admissions, financial aid, accounting, and technical support. We provide these services to our university partners pursuant to master services agreements that define the scope of our engagement, the types of services provided and other key terms of the engagement. Our investments also include the cost to build our off-site classroom and laboratory sites (including the specialized equipment) that are used by our university partners to educate healthcare students.

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

Technology Services may include the following:

●	Learning Management System (“LMS”) - GCE designed and offers to its university partners its own proprietary LMS, called Halo. All of GCU’s students, online and ground use this LMS. The basic functionality includes an interactive course syllabus, discussion questions and forums, instruction interaction, class quizzes, group assignments, written assignment submission and rubrics, grading, participation, attendance and integration with our student information system. The functions in Halo have been reimagined to work more intuitively with new user interface design and more seamless ways of accomplishing the same tasks. Halo was designed as a “cloud native” application taking advantage of all the performance and reliability features of the cloud. Halo supports small classes that are instructor led, highly interactive and collaborative. Rich content that originates from a myriad of sources, including direct advisement from industry, is coupled with a robust discussion environment. Students most often respond to the content and discussion through written work. The writing assignments are designed to promote critical thinking which is often connected to solving real world problems. This platform can easily and reliably scale as student populations increase. The platform provides in-depth analytics that allow us to closely monitor student success and the quality of instructional resources. GCE also designed its previous learning management system, LoudCloud which GCU used prior to HALO.
●	Internal administration - We utilize a commercial customer relations management development platform to distribute, manage, track, and report on all interactions with prospective student leads as well as all active and inactive students. This software is scalable to capacity levels well in excess of current requirements. We also utilize a commercial software package to track Title IV funds, student records, grades, accounts receivable, accounts payable and general ledger. We have done significant internal software development around these systems to increase the productivity of our employees and provide students an exceptional educational experience.
●	Infrastructure - We operate two data centers, one at GCU’s campus and one at another Phoenix-area location. Our infrastructure supports IT for GCE and we can provide it for our customers. All of our servers are networked, and we have redundant data backup. We manage our technology environment internally. Our wide area network is fully redundant to ensure maximum uptime, bandwidth capacity and network performance. Student access is load balanced for optimal performance. Real-time monitoring provides current system status across network, server, and storage components. We provide cybersecurity services, support and incident response for all infrastructure and software that we utilize.
●	Support - We provide 18/7 technical support for students and faculty. There are two systems utilized by GCE to provide these services.

Academic Services may include the following:

●	Program and Curriculum – GCE has a curriculum content department that provides design and conversion services to our university partners. In collaboration with our university partners, we assist with the program and course design by providing curricular assistance and recommendations with respect to content and techniques that make use of the available technologies and methods embodied in the learning management system. GCE developed a proprietary system to support these services.
●	Faculty and Related Training and Development – GCE provides faculty support including recruitment, training and oversight services to its university partners. Under the direction of our university partners and their academic leadership, we recruit and screen candidates, and schedule faculty based on university partner-created requirements. We evaluate all faculty according to university partner standards and provide evaluation results, if requested. Many of the health sciences specific faculty development resources are accredited by the International Association for Continuing Education and Training and the American Nurses Credentialing Center allowing faculty to earn continuing education credits.
●	Class Scheduling – GCE has a class scheduling department and has developed a proprietary system to provide these services to our university partners. Our scheduling software provides students the ability to set their class schedule and flexibility to make changes and create opportunities to complete

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

Marketing and Communication

We provide marketing and communication services that include lead acquisition, digital communication strategies, brand identity advertising, media planning and strategy, video, data science and analysis and other promotional and communication services.

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

Social Responsibility and Human Capital Development

Social responsibility and human capital development are a significant focus of the Company. Our efforts are led by our Chief Executive Officer and a portion of his compensation is tied to our success in these areas. To this end, our business was created and continues to evolve to meet the needs of the local community in which we operate as well as those outside our community. We started by identifying what we believe to be the educational challenges that our country is facing and then worked to find solutions to these challenges. We believe these challenges include:

●	University education is too expensive;
●	Students are taking on too much debt;
●	Bachelor’s degrees are taking too long to complete;
●	Programs are not targeted enough toward careers. Recent surveys show that a large percentage of college students would change majors if starting over, and a significant number of recent graduates are under employed or are in jobs that don’t required degrees;
●	As tuition increases, diversity decreases;
●	Universities have inadequate counseling and support services, especially for distance learners;
●	Most university professors have no formal training in teaching, learning or course design;
●	Universities are under significant financial pressure, which has only been enhanced due to the pandemic and a declining number of high school graduates attending college.

We provide the capital, technology and expertise to our university partners to lessen the challenges in each of the areas listed above (see Item 1. Business – Suite of Services). We work with these university partners to develop educational models that allow them the ability to decrease tuition or increase scholarships to their students which will often lower the debt their students incur. We work with our university partners and thousands of high schools across the country on dual credit, online prerequisite courses and other programs that shorten the time to completion thereby lowering cost and debt levels. We focus with our university partners and their local communities to develop programs where there are skills shortages such as healthcare, teacher education, science, technology, engineering and math. GCE provides expanded academic counseling services and support to the students of our university partners which has proven to increase retention and completion. Our faculty services and curriculum development teams assist not only our university partners but other universities and K12 schools in improving their online education pedagogy. And our business model has helped our university partners as changes in the educational landscape has put pressure on their financial condition.

GCE is committed to hiring policies and practices that identify the most qualified candidate for a given position. We believe that we must have the best talent, including employees who possess a diverse range of experiences, backgrounds and skills, in order to anticipate and meet the needs of our business and those of our university partners. We provide employees with training, development, and educational resources that promote learning and lead to real career advancement opportunities. We believe that our success in attracting, retaining, and developing human capital is directly correlated to our ability to provide employees both an interesting and engaging work experience as well as opportunities for meaningful involvement in the surrounding community. Our employees take advantage of these opportunities and share our commitment to and enthusiasm for community service projects, as well as charitable organizations throughout the Phoenix area. Through these activities, our employees have the opportunity to volunteer and provide servant leadership that benefits the surrounding neighborhoods and West Phoenix community.

Employee Learning and Development (ELD) Services – We provide learning and development support to our employees through numerous ELD initiatives. Onboarding Programs provide new employees a foundation from which one can progress in his or her career at GCE. Leadership Development, Team Development, Advanced Skills, and Self-Development Programs help employees improve their skills, assist management in identifying potential talent for leadership roles, and support those employees already in leadership roles.  Finally, our Compliance Curriculum ensures that employee stays current with regulatory and other compliance requirements. These programs and curricula are offered virtually as both synchronous and self-paced.

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

Monitoring employee engagement and satisfaction – GCE administers an annual survey of all of its employees to assess employee engagement and satisfaction. GCE received responses from 1,330 employees on the 2024 survey. The survey asked a number of questions regarding employee engagement and satisfaction including whether they are actively engaged with their work, whether they have a sense of pride in what they do and whether they enjoy the type of work assigned to them. The responses to each question were overwhelmingly positive. To the prompt, “I plan to continue my career at GCE for at least two more years”; “I would recommend employment at GCE to a friend”; “I am actively engaged with my work at GCE”; and “Overall I am satisfied with GCE as an employer,” less than 12% of the responders disagreed with any of these statements. This survey also inquired about the importance of Environmental, Social and Governance topics that employees felt are important to GCE’s business performance and financial success both internal and external impacts. The top five selected in the survey by employees and the percentage of the responders that selected that topic were Employee Health and Wellbeing (59%), Professional Integrity (47%), Human Capital Management (41%), Community Engagement (36%) and Workforce Diversity and Engagement (20%). 92% of those that responded to the survey confirmed GCE enables a culture of diversity.

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

Community Involvement by GCE and its Employees. Examples of activities in which we and our employees participate include:

●	Improving Our Neighborhood and Increased Home Values - Together with Habitat for Humanity and in concert with our largest university partner, we are participating in the largest home renovation project in the country in the West Phoenix area surrounding GCU’s campus. As of December 31, 2024, 1,446 projects have been completed in which 37,757 hours have been logged by volunteers. These efforts, combined with GCE and GCU’s expanded presence in the community, have contributed to a significant increase in home values since 2011 in the 85017 zip code.
●	Furthering Job Creation - We, along with GCU have launched a number of new business enterprises that have reduced costs, provided management opportunities for recent graduates and employment opportunities for students and neighborhood residents, while spurring economic growth in the area.
●	Youth Opportunity Foundation - Our employees volunteer and donate time and funds to the Youth Opportunity Foundation which provides advocacy, clinical treatment, education and workforce development for at-risk young people in underprivileged areas.

GCE also invests in the following activities that benefit the community.

●	Funding of Student Tuition Organizations - GCE contributes to private school tuition organizations, which are entities that allocate financial contributions toward tuition assistance and scholarships for disadvantaged students to attend Arizona private schools. In 2024 and 2023, we contributed $4.5 million and $3.5 million, respectively, to these organizations.
●	Encouraging Employee Giving - We participate in Donate to Elevate, a program that encourages employees to participate in the Arizona individual tax credit program, which allows individual taxpayers to contribute money in lieu of state income tax payments to benefit private schools and other non-profit entities in Arizona, as well as local public schools and public charter schools. Employees are encouraged to designate tax dollars to the school or program of their choice.
●	Students Inspiring Students - GCE continues to support GCU’s free tutoring/mentoring program that serves Phoenix-area K-12 schools. Students who seek academic assistance in the GCU Learning Lounge may become eligible to receive the Students Inspiring Students full-tuition scholarship. To serve our university partners and community, we seek donations to fund this neighborhood scholarship program.

●	Sponsoring K-12 Educational Development - GCE supports GCU’s K-12 Educational Development Department through sponsorship of GCU’s Canyon Professional Development and K-12 Targeted School Assistance programs. Canyon Professional Development offers professional development opportunities for educators and administrators, and their student/parent engagement programs aim to help students become college ready. K-12 Targeted School Assistance programs also offer tutoring and mentorship and more to community schools to improve learning environments and outcomes. Both initiatives elevate public, private, charter and home schools in the form of scholarships, program discounts, professional development, events, and more.
●	Continuing Community Involvement - GCE and our employees partner in countless other community events and projects throughout the year. We offer our full-time employees a maximum of 16 hours of PTO annually for community service. This time is used to volunteer at an approved charitable organization. Over 40 organizations are approved for employee volunteerism, including Habitat for Humanity.

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

Our Commitment to Diversity. A growing body of evidence suggests that diverse teams improve financial outcomes and support innovation, resiliency, and productivity. GCE’s commitment to fostering diversity in its community is evident in the following:

●	Our Diversity Statement - Grand Canyon Education is a faith-friendly shared services provider that embraces a worldview which outlines a responsibility to both charity and stewardship which simply stated is, ‘to love others as yourself’. We are a community of people who value the pursuit of truth and find great understanding in the convergence of differing viewpoints, backgrounds and ideas. We welcome employees from all walks of life which has contributed to a growing diversity within our population. Our diversity encompasses a multitude of dimensions, including age, disability, national origin, race, color, religion, gender, veteran status and more. Our Christian perspective compels us to treat every individual equally with respect and compassion. All community members deserve a comfortable space to express their feelings, so that every voice is heard. All members of the Company will be welcomed, valued, and provided safety in this community. Finally, diversity not only enriches the workplace and the educational endeavors of our partners it is critical to it. Maintaining a diverse environment requires a measure of tolerance and understanding commensurate with the dignity and value of all human life. In sum, GCE values diversity because it values every employee and university partners’ students entrusted to its care.
●	Our Diverse Leadership - Our ability to attract and retain diverse talent is reflected at both our Board of Directors (the “Board”) and management levels. Three of our six directors are women and two directors identify with an underrepresented diverse ethnicity. In addition, for all of our employees at the level of manager and above totaling 644 persons, 70.2% are held by women and other diverse persons.
●	Our Diverse Workforce - As of December 31, 2024, 80.3% of our 5,830 employees are women and other diverse persons. As of December 31, 2024, GCE employed approximately 4,092 professional and administrative personnel, including technical and academic advisors, counseling advisors, marketing and communication professionals, and personnel that handle financial aid processing, information technology, human resources, corporate accounting, finance, and other administrative functions. In addition, as of December 31, 2024, GCE employed approximately 1,738 part-time employees most of whom are student workers. None of our employees are a party to any collective bargaining or similar agreement with us. We consider our relations with our employees to be strong.
●	Our Hiring Practices and Policies - Our hiring policies and practices include an Equal Employment Opportunity Policy, Nondiscrimination and Anti-Harassment Policy and Complaint Procedure, and the Disability Accommodation Policy. We post all open positions to a variety of job boards to ensure we attract diverse candidates. We also collect and analyze employee demographic data to identify current trends.

●	Training - We provide employees and management with regular training. New hires all complete anti-discrimination and harassment training within 3 months of starting at GCE. Thereafter, all employees complete the training every other year, while management undertakes it annually. We have also provided Implicit Bias Training to all employees.

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

GCE owns a four-story 325,000 square foot administrative building, which includes office space for approximately 2,700 employees, and a parking garage at our headquarters in Phoenix, Arizona. We constructed these facilities in 2016 and, as with every one of our projects over the past 16 years, we designed them to maximize energy efficiency and minimize electricity usage and environmental impact, which ultimately lowers our operating costs. Our headquarters building includes the following design features:

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

Our off-campus classroom and laboratory sites are all designed with the same efficient footprint in the 45 sites opened as of December 31, 2024.

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

Corporate Governance

We believe that effective corporate governance is critical to our ability to create long term value for our stockholders. The following highlights certain key aspects of our corporate governance framework:

●	We Have an Independent and Diverse Board - Five of our six directors are independent. Three of our six directors are diverse persons, and two of our directors identify with an under-represented diverse ethnicity.
●	We Have Majority Voting for Directors - We have adopted majority voting for directors pursuant to which nominees who fail to achieve an affirmative majority of votes cast must submit their resignation.
●	We Hold Annual Elections for Directors - We do not have a staggered board.
●	We Assess Board Performance - We conduct regular evaluations of our Board of Directors and Committees.
●	Our Independent Directors Meet Without Management - Our independent directors meet regularly in executive sessions without management present.
●	We Have a Stock Ownership Policy - We require both our named executive officers and our directors to maintain a meaningful ownership stake at levels specified in our stock ownership policy.
●	Our Key Committees are Independent - We have fully independent Audit, Compensation and Nominating and Corporate Governance Committees.
●	We Do Not Have a “Poison Pill” - We do not maintain a stockholder rights plan.

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

Competition

There are dozens of companies that seek to partner with non-profit schools and state universities to assist in the development and operation of their educational programs. These companies provide various services that traditional institutions historically have not had the experience or organizational capability to fully support. These services include marketing and recruitment, enrollment management, curriculum development, online course design, student retention support, technology infrastructure, and student and faculty call center support. The largest companies in this sector have historically been Pearson Online Learning Services, Academic Partnerships and 2U, Inc.

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

We make available free of charge on our website our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, Forms 3, 4, and 5 filed on behalf of directors and executive officers, and all amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act, as soon as reasonably practicable after such reports are electronically filed with, or furnished to, the Securities and Exchange Commission (the “SEC”). In addition, our earnings conference calls are web cast live via our website. In addition to visiting our website, you may obtain any document we file with the SEC at www.sec.gov. The contents of these websites are not incorporated into this filing and our references to the URLs for these websites are intended to be inactive textual references only.

REGULATION OF OUR EDUCATION SERVICES BUSINESS

Prior to July 1, 2018, GCE, owned and operated GCU. On July 1, 2018, GCE sold GCU to an independent, Arizona non-profit corporation (the “Transaction”). As a result of the Transaction, we no longer own and operate an institution of higher education, nor do we directly participate in Title IV programs regulated and overseen by ED under the Higher Education Act (“HEA”). Instead, we operate as an education service company to institutions of higher education that do participate in Title IV programs. Nevertheless, we are required to comply with certain regulations promulgated by ED for the following reasons:

●	Our operations are subject to regulation by ED due to our university partners’ participation in the federal student financial aid programs under Title IV of the HEA. Those Title IV programs include educational loans with below-market interest rates that are issued by the federal government under the Federal Direct Loan program (the “FDL Program”), as well as grant programs for students with demonstrated financial need. To participate in the Title IV programs, a school must receive and maintain authorization by the appropriate state agency or agencies, be accredited by an accrediting commission recognized by ED, and be certified as an eligible institution by ED.
●	As a third-party servicer under the HEA and the related regulations, we also have a direct relationship with ED. ED regulates our operations insofar as we are performing certain functions classified as third-party servicer functions under relevant regulations and sub-regulatory guidance. A “Third-party servicer” is any person or entity used by “any eligible institution of higher education to administer, through either manual or automated processing, any aspect of such institution’s student assistance programs.” Third-party servicers must comply with a number of regulatory requirements. For example, they must conduct and submit to ED compliance audits under 34 C.F.R. § 668.23. In addition, they must comply with the requirements of 34 C.F.R. § 668.25, which among other things, requires third-party servicers, in their contracts with institutions, to be contractually obligated to, among other things:
o	Comply with all statutory provisions of or applicable to Title IV of the HEA, including the requirement to use any funds that the servicer administers under any Title IV program and any interest or other earnings thereon solely for the purposes specified in and in accordance with that program;
o	Refer to the Office of Inspector General of ED for investigation any information indicating there is reasonable cause to believe that the institution might have engaged in fraud or other criminal misconduct in connection with the institution’s administration of any Title IV program or an applicant for Title IV program assistance might have engaged in fraud or other criminal misconduct in connection with his or her application; and
o	Be jointly and severally liable with the institution to the Secretary for any violation by the servicer of any statutory provision of or applicable to Title IV of the HEA, any regulatory provision prescribed under that statutory authority, and any applicable special arrangement, agreement, or limitation entered into under the authority of statutes applicable to Title IV of the HEA.

We are also subject to a number of data security and privacy regulations given our role as a third-party service provider, the compliance with which can materially impact our business model. In addition, as more fully described below, we are subject to some of the regulations imposed on our university partners by virtue of the nature of the services we provide.

The HEA and the regulations promulgated thereunder are frequently revised, repealed or expanded and the scope of services covered by regulations may evolve and change over time. Congress historically has reauthorized and amended the HEA in regular intervals, approximately every five to seven years. The re-authorization process is currently under way. The re-authorization of the HEA could alter the regulatory landscape of the higher education industry, and thereby impact the manner in which we conduct business and serve our university partners. In addition, ED is independently conducting an ongoing series of rulemakings intended to assure the integrity of the Title IV programs. ED also frequently issues formal and informal guidance instructing institutions of higher education and other covered entities how to comply with various federal laws and regulations. For example, in February 2023, ED released DCL 23-03, a guidance document expanding the definition of what activities are considered as third-party servicer activities.

After substantial community outreach to ED, and a number of notices that the guidance would be delayed, on November 14, 2024, the Department formally rescinded DCL 23-03.  Previously issued guidance on this topic (Dear Colleague Letters GEN 12-08, GEN 15-01, GEN 16-15 (as modified by the March 8, 2017 electronic announcement), and GEN-23-08) remains in effect.  Regarding data security matters, in Electronic Announcement GEN 23-09, ED stated that “[t]he Department will issue guidance on NIST 800-171 compliance in a future Electronic Announcement.”  While it does not appear ED has addressed this issue in 2024 through rulemaking or otherwise, we believe data security is an area of importance and, like all ED guidance, is subject to change and may impact our business model.

We are also regulated (depending upon the applicable activity being regulated) by other federal agencies or departments including the SEC, the Internal Revenue Service (“IRS”), and the Federal Trade Commission (“FTC”).

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

Although we no longer own and operate an institution of higher education, nor do we directly participate in Title IV programs, regulatory matters that materially affect GCU and our other university partners will, necessarily, have a material impact on us. The following section describes regulatory matters that affect our university partners and that may affect us as an education services provider to institutions of higher education generally.

State Post-Secondary Education Regulation

Our university partners are authorized to offer education by the relevant state authorizing agencies for the state in which such university partner is located. For example, GCU, our most significant university partner, is authorized to offer programs by the Arizona State Board for Private Postsecondary Education, the regulatory agency governing private post-secondary educational institutions in the State of Arizona, where it is located. State authorization is very important to our university partners and, as a result, to our business. To maintain their state authorization, our university partners must continuously meet standards relating to, among other things, educational programs, facilities, instructional and administrative staff, marketing and recruitment, financial operations, addition of new locations and educational programs, and various operational and administrative procedures. Our university partners’ failure to comply with the requirements of a state regulatory agency could result in our university partners’ losing their ability to offer educational programs, which would cause our university partners to lose their eligibility to participate in the Title IV programs and could force them, and us, to cease operations. Alternatively, a state regulatory body could restrict our university partners’ ability to offer new or certain degree and non-degree programs, which may impair our ability to grow.

State regulatory requirements for online education have historically varied among the states. To address this issue and to meet ED requirements many schools have applied and been approved to be institutional participants in the State Authorization Reciprocity Agreement (“SARA”). SARA is an agreement among member states, districts and territories that establishes comparable national standards for interstate offering of post-secondary distance education courses and programs. It is intended to make it easier for students to take online courses offered by post-secondary institutions based in another state. SARA is overseen by a national council (NC-SARA) and administered by four regional education compacts. GCU, for example, is a member of SARA in Arizona (AZ-SARA), which is administered by the Western Interstate Commission for Higher Education (referred to as W-SARA). There is a yearly renewal for participating in NC-SARA and AZ-SARA and institutions must agree to meet certain requirements to participate. As of December 31, 2024, all states other than California are members of SARA.

Any state that does not participate in SARA may impose regulatory requirements on out-of-state post-secondary institutions operating within its boundaries, such as those having a physical facility or conducting certain academic activities within the state. GCU, for example, enrolls students in all 50 states and the District of Columbia. Although it is currently licensed, authorized, in-process, or exempt in all non-SARA jurisdictions in which it operates, if GCU fails to comply with state licensing or authorization requirements for a non-SARA jurisdiction, or fails to obtain licenses or authorizations when required, it could lose its license or authorization by that jurisdiction or be subject to other sanctions, including restrictions on its activities in, and fines and penalties imposed by, that jurisdiction, as well as fines, penalties, and sanctions imposed by ED. The loss of licensure or authorization in any non-SARA jurisdiction by a university partner institution could prohibit us from recruiting prospective students or offering services to current students in that jurisdiction, which could significantly reduce such university partner’s enrollments.

Individual state laws establish standards in areas such as instruction, qualifications of faculty, administrative procedures, marketing, recruiting, financial operations, and other operational matters. To the extent required with respect to an educational service category covered by our contractual relationship, we expect to assist our university partners in meeting these requirements. Some states limit schools’ ability to offer educational programs and award degrees to residents of those states. Some states also prescribe financial regulations that are different from those of ED and may require the posting of surety bonds. While we are not directly subject to those laws, those laws may inhibit our university partners from expanding or operating in those states, limiting our ability to serve our university partners, which could significantly affect our business. In addition, state laws can indirectly regulate how we provide its services to its university partners. For example, some states have considered new requirements that would dictate what information we must convey to students and prospective students and impose reporting requirements related to the nature of our services. To the extent such requirements were ultimately enacted into law, they could significantly affect our business.

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

Our most significant university partner, GCU has been regionally accredited by the HLC and its predecessor since 1968, most recently obtaining reaccreditation in 2017 for the ten-year period through 2027. The HLC is an accrediting agency recognized by the Secretary of Education and accredits entire institutions of higher education. The HLC has historically been categorized as a regional accreditor. Institutional accreditation by a recognized accreditation agency is one of the prerequisites for an institution of higher education to be eligible to disburse Title IV aid to students. In addition, GCU holds a number of programmatic accreditations related to the conduct of specific programs of the university. Other colleges and universities depend, in part, on an institution’s accreditation (institutional, and, in some cases, programmatic) in evaluating transfers of credit and applications to graduate schools. Employers rely on the accredited status of institutions when evaluating candidates’ credentials, and students and corporate and government sponsors under tuition reimbursement programs look to accreditation for assurance that an institution maintains quality educational standards.

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

Eligibility and certification procedures. Each institution must apply periodically to ED for continued certification to participate in the Title IV programs. Such recertification generally is required every six years, but may be required earlier, including when an institution undergoes a change in control. To the extent ED suspends, limits, modifies, conditions, or terminates any university partner institution’s eligibility to participate in the Title IV, including by disallowing the institution from adding new programs or terminating the institution from Title IV eligibility programs, that action is likely to have a negative impact on our business.

ED may also grant an institution the ability to participate in Title IV programs on a provisional basis while it completes its review of the institution’s application. For an institution that is certified on a provisional basis, ED may revoke the institution’s certification without advance notice or advance opportunity for the institution to challenge that action. For an institution that is certified on a month-to-month basis, ED may allow the institution’s certification to expire at the end of any month without advance notice, and without any formal procedure for review of such action. To our knowledge, either such action is very rare and has only occurred upon a determination that an institution is in substantial violation of material Title IV requirements. Our primary university partner, GCU, currently operates under a provisional program participation agreement that expires on June 30, 2026.

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

Imposition of these sanctions on any of our university partners could have a negative impact on our ability to conduct our business.

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

As an education service company, we are not directly subject to this regulation. However, if ED were to determine that a university partner institution did not meet the financial responsibility standards due to a failure to meet the composite score or other financial responsibility factors, ED could impose a range of sanctions on the institution, such as requiring the institution to post a letter of credit, accept provisional certification (which would hamper the ability of the institution to add new programs), comply with additional ED monitoring requirements, agree to receive Title IV program funds under an arrangement other than ED’s standard advance funding arrangement, such as the reimbursement system of payment or heightened cash monitoring, and comply with or accept other limitations on the ability to increase the number of programs it offers or the number of students it enrolls, any of which sanctions on our university partners could also adversely affect our business. In addition, because other regulators may use the composite score for their purposes, a poor composite score could have additional effects. For example, NC-SARA utilizes an institution’s composite score in determining whether such institution is eligible to participate in SARA.

Based on the data derived from the audited financial statements of GCU as of each of June 30, 2024 and 2023, GCU’s composite score was 1.9 and 1.8, respectively, using the proprietary school calculation methodology. If GCU’s future composite scores do not exceed 1.5, ED could impose sanctions. If any such sanctions were imposed, it could have a negative impact on our ability to conduct our business.

Return of Title IV funds for students who withdraw. When a student who has received Title IV program funds withdraws from school, the institution must determine the amount of Title IV program funds the student has “earned” and then must return the unearned Title IV program funds (a “return to Title IV”) to the appropriate lender or ED in a timely manner, which is generally no later than 45 days after the date the institution determined that the student withdrew. If such payments are not timely made, the institution will be required to submit a letter of credit to ED equal to 25% of the Title IV funds that the institution should have returned for withdrawn students in its most recently completed fiscal year. Under ED regulations, the letter of credit requirement is triggered by late returns of Title IV program funds for 5% or more of the withdrawn students (and involving more than two student refunds) in the audit sample in the institution’s annual Title IV compliance audit for either of the institution’s two most recent fiscal years or in a ED program review. Additionally, in January 2025, ED published new regulations, that become effective on July 1, 2026, related to a number of areas, including those concerning return to Title IV. We are in the process of reviewing the regulations and have not formed a view as to the impact on our business.

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

Based on new regulations that went into effect on January 1, 2023, the 90/10 Rule was modified to include tuition assistance programs offered by the U.S. Department of Defense and the U.S. Veterans Administration as part of the 90% threshold, in addition to the Title IV programs already covered by the 90/10 Rule. This means that institutions subject to the 90/10 Rule will be required to limit the combined amount of Title IV funds and applicable “Federal funds” revenue in a fiscal year to no more than 90% in a fiscal year as calculated under the rule, and the change to the 90/10 Rule is thus expected to increase the 90/10 Rule calculations for institutions subject to the rule. Using ED’s cash-basis, regulatory formula under the 90/10 Rule as currently in effect, GCU derived approximately 67.2% and 65.5% of its 90/10 Rule revenue from Title IV program funds for the fiscal years ended June 30, 2024 and 2023, respectively, per

GCU’s audited financial statements. Accordingly, even if ED continues to treat GCU as a proprietary institution for Title IV purposes, we do not expect this rule to have any material impact on GCU.

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

Incentive compensation rule. An institution that participates in the Title IV programs may not provide any commission, bonus, or other incentive payment based directly or indirectly on success in securing enrollments or financial aid to any person or entity engaged in any student recruitment, admissions, or financial aid awarding activity. Since we are involved in recruiting and admission activities on behalf of our university partners, under current regulations, we are prohibited from offering our covered employees, who are those employees involved with or responsible for recruiting or admissions activities, any bonus or incentive-based compensation based on the successful recruitment, admission or enrollment of students into a postsecondary institution. We are also precluded from offering our covered employees who work on financial aid matters (if any), any bonus or incentive-based compensation based on the award of financial aid to students enrolled in a postsecondary institution.

In addition, the incentive compensation rule raises the question as to whether companies like ours, as an entity, are prohibited from entering into tuition revenue-sharing arrangements with university partners. On March 17, 2011, ED issued official agency guidance, known as a “Dear Colleague Letter,” or a DCL, providing guidance on this point. The DCL states that “[t]he Department generally views payment based on the amount of tuition generated as an indirect payment of incentive compensation based on success in recruitment and therefore a prohibited basis upon which to measure the value of the services provided” and that “[t]his is true regardless of the manner in which the entity compensates its employees.” But the DCL also provides an important exception to the ban on tuition revenue-sharing arrangements between institutions and third parties. According to the DCL, ED does not consider payment based on the amount of tuition generated by an institution to violate the incentive compensation ban if the payment compensates an “unaffiliated third party” that provides a set of “bundled services” that includes recruitment services, such as those we provide. Example 2-B in the DCL is described as a “possible business model” developed “with the statutory mandate in mind.” Example 2-B describes the following as a possible business model:

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

Borrower Defense to Repayment regulations. Under the HEA and its implementing regulations, students may file a claim with ED to discharge their FDL Loans if, generally, they believe their institution misled them or engaged in other misconduct related to the making of their federal loans or the provision of their educational services. This is referred to as a “borrower defense to repayment” or “BDR” claim. The regulations governing the standards and processes pursuant to which BDR claims are adjudicated have been revised multiple times since their introduction in 1994, with the result that the current regulatory framework is extraordinarily complex. It is generally the case that an individual BDR claim would be adjudicated by an ED staff member and any subsequent recoupment process against the applicable institution initiated by ED would be overseen by a hearing official. But the specific standards and processes that apply vary depending on when the underlying loan was made, and certain versions of the law permit the formation of a group claims process by ED.

In November 2022, the Biden administration promulgated a revised version of the BDR rule, which took effect on July 1, 2023. In August 2023, the U.S. Court of Appeals for the Fifth Circuit issued a nationwide preliminary injunction, enjoining the implementation of the borrower defense and closed school provisions of that rule. While this case is decided, the previous versions of the borrower defense and closed school provisions are in effect.

Litigation related to the various iterations of the BDR regulations, and the enforcement of these regulations has made this area complicated for all parties to understand and assess. Further, the lack of adjudications in this area has also made things less clear. Nonetheless, if our university partners are determined to have violated this regulation there could be significant sanctions imposed, whether related to the recoupment of any loans extinguished by ED, the imposition of letters of credit, or other sanctions under the financial responsibility or administrative capability regulations (among others). This could put a financial strain on our university partners and negatively affect our business. Also, if we were determined to have been the cause of the meritorious BDTR claim, our partners may have claims against us.

Note, the borrower defense to repayment regulations discussed herein were and are extensive and this does not attempt to discuss all the facets of any of the versions of these regulations. We cannot determine what effect, if any, these regulations may have on out university partners or on us.

Compliance reviews. Our university partners institutions are subject to announced and unannounced compliance reviews and audits by various external agencies, including ED, its Office of Inspector General, state licensing agencies, the applicable state approving agencies for financial assistance to veterans, and accrediting commissions. As part of ED’s ongoing monitoring of institutions’ administration of the Title IV programs, the HEA also requires institutions to annually submit to ED a Title IV compliance audit conducted by an independent certified public accountant in accordance with applicable federal and ED audit standards. In addition, to enable ED to make a determination of an institution’s financial responsibility, each institution must annually submit audited financial statements prepared in accordance with ED regulations.

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

ED published new gainful employment regulations in 2023, which became effective July 1, 2024. These new regulations establish rules for annually evaluating GCU’s educational programs based on the calculation of debt-to-earnings rates (an annual debt-to-earnings rate and a discretionary debt-to-earnings rate) and a median earnings measure.  ED will calculate these rates and measures under complex regulatory formulas outlined in the regulations and using data such as student debt (including not only Title IV loans but also certain private loans and extensions of credit), student earnings data, and comparative median earnings data for young working adults with only a high school diploma or GED.  If GCU’s programs were to yield debt-to-earnings rates or a median earnings measure that do not comply with regulatory benchmarks for two of three consecutive years, they would lose Title IV eligibility for each of the impacted educational programs.  The regulations will also require institutions to provide warnings to current and prospective students for programs in danger of losing Title IV eligibility (which could deter prospective students from enrolling and current students from continuing their respective programs).  The regulations also include provisions for providing certifications and reporting data to ED and providing required student disclosures related to gainful employment.

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

Although we cannot predict how GCU’s programs will perform under the new gainful employment metrics, the performance data released suggests that in general the programs that were in the “Zone” under the previous gainful employment rules - certain undergraduate teacher education and theology programs as well as certain Master’s in Counseling programs - are in jeopardy of failing under the new rules.  Given that the primary issue for the undergraduate programs that are in jeopardy of failing the new rules is not high average debt levels but rather relatively low earnings rates for first year teachers, it will be difficult for GCU to make material changes to ensure these programs do not fail. The Master’s of Counseling programs that are in jeopardy of failing are long duration programs as required by the programmatic accreditation standards and the Title IV regulations allow graduate students to borrow substantially more than is required to pay tuition. Accordingly, the debt levels for these programs are higher than the university’s average. Thus, the implementation of the new gainful employment regulations could require GCU to eliminate or modify these educational programs, could result in the loss of Title IV program funds for the affected programs, and could have a significant impact on the rate at which students enroll in these programs. In addition, given ED’s continued refusal to recognize GCU’s non-profit status, students in GCU programs that fail the new metrics may lose Title IV eligibility.

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

Considering the breadth of the definition of “substantial misrepresentation,” it is possible that despite our efforts to prevent such misrepresentations, our employees or contractors may make statements that could be construed as substantial misrepresentations for which our university partners would be held responsible by ED. We and our employees and subcontractors, as agents of our university partners, must use a high degree of care to comply with such rules and are prohibited by contract from making any false, erroneous or misleading statements about our university partners. To avoid an issue under the misrepresentation rule and similar rules, we assure that all marketing materials are approved in advance by our university partners before they are used by our employees and subcontractors in their conversations with students and prospective students. Additionally, matters regarding substantial misrepresentation, and defining what constitutes “aggressive recruiting,” are currently the subject of negotiated rulemaking. While we are watching this process closely, we cannot determine what the outcome will be or the effect of these regulations on our university partners or on GCE.

Despite our best efforts, we or our university partners may face complaints from our university partners’ students and prospective students over statements made by us and our agents throughout the conduct of our services that would expose our university partners, and derivatively us, to increased risk of enforcement action and applicable sanctions or other penalties and increased risk of private qui tam actions under the Federal False Claims Act. Also, if ED determines that an institution (including its contractors) has engaged in substantial misrepresentation, ED may revoke an institution’s program participation agreement, impose limitations on the institution’s participation in Title IV programs, deny applications from the institution for approval of new programs or locations or other matters, or initiate proceedings to fine the institution or limit, suspend, or terminate its eligibility to participate in Title IV programs.

Similar rules apply under state laws or are incorporated in institutional accreditation standards, and the FTC applies similar rules prohibiting any unfair or deceptive marketing practices to the education sector. In October 2021, the FTC announced that it was resurrecting its Penalty Offense Authority under Section 5(m) of the FTC Act. Under the FTC Act, the FTC may secure penalties against entities not a party to an original proceeding if the FTC can show that the entity had actual knowledge that the conduct in question was found to be unfair or deceptive. Entities that have actual knowledge of acts or practices the FTC has found to be unlawful and that subsequently engage in such unlawful acts or practices may be held liable for civil penalties up to $50,120 per violation. Also in October 2021, in an effort to establish actual knowledge and create a pathway for penalties in the event of post-notice acts or practices, the FTC issued notice to the 70 largest for-profit schools based on enrollment and revenues. The notice included a list of acts and practices that the FTC has determined are unfair or deceptive, including but not limited to acts relating to misrepresentation of employment opportunities and other benefits, together with citation to various prior determinations from cases previously litigated by the FTC. Because of ED’s decision to continue to treat GCU as a for-profit institution for Title IV purposes, GCU received this notice. The FTC made clear at that time that receipt of the notice itself did not reflect any assessment as to whether GCU has engaged in deceptive or unfair conduct.

If ED or another regulator determines that statements made by us or on our behalf are in violation of the regulations, we could be subject to sanctions and other liability, which could have a material adverse effect on our business.

Coordinated actions by certain federal agencies. The Transaction was approved by GCU’s board of trustees based on its conclusion that it would be in the best interest of GCU’s students, faculty and staff for GCU to operate under the non-profit status that it previously held prior to 2004. Prior to the closing of the Transaction, the IRS, HLC and the State of Arizona approved GCU’s non-profit designation. However, in November 2019, in connection with its approval of the Transaction without conditions, ED informed GCU that GCU does not satisfy ED’s definition of a non-profit entity and, as a result, that ED will continue to treat GCU as a proprietary institution for purposes of its continued participation in Title IV programs. Upon receipt of this determination, GCU and GCE entered into ongoing discussions and negotiations that were then provided by GCU to ED regarding proposed changes to the services agreement between GCU and GCE and providing ED, upon request, with an updated transfer pricing study demonstrating that the revenue sharing arrangement reflected in the services agreement reflected fair market value for the services we provide. Despite the ongoing discussions and negotiations, ED again denied GCU’s non-profit status in January 2021.  Thereafter, in order to pursue all available avenues for recourse on this matter, GCU opted to file a lawsuit against the ED, alleging that its 2019 and 2021 decisions overstepped its authority. While ED’s decision to continue to treat GCU as a for-profit institution was upheld by the federal district court in Arizona, in November 2024, the United States Court of Appeals for the Ninth Circuit unanimously held that ED had failed to apply the correct legal standards in reviewing GCU’s application and it reversed the district court’s decision and remanded with instructions to set aside ED’s decision and to remand to ED for further proceedings.

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

These actions appear to have been coordinated in the manner described in the 2021 FTC statement. These actions, or any future actions by ED, FTC or any other federal or state government agencies or accrediting bodies with oversight over us or GCU, if ultimately resolved adversely to us or GCU, could result in monetary penalties and liabilities, further impact GCU’s non-profit status, and/or cause reputational harm. See Part I, Item 3. Legal Proceedings for a discussion of certain litigation matters to which we are a party.

Negotiated rulemaking. ED periodically issues new regulations and guidance that can have an adverse effect on our partner institutions.  ED has changed its regulations, and may make other changes in the future, in a manner which could require us to incur additional costs in connection with providing the services that we provide our university partners affect their ability to remain eligible to participate in the Title IV programs, impose restrictions on their participation in the Title IV programs, affect the rate at which students enroll in our partners’ programs, or otherwise have a significant impact on our business and results of operations.  We cannot predict with certainty the ultimate combined impact of the regulatory changes which have occurred in recent years, nor can we predict the effect of future legislative or regulatory action by federal, state or other agencies regulating our operations or those of our university partners, how any resulting regulations will be interpreted or whether we and our university partner institutions will be able to comply with these requirements in the future. Any such actions by legislative or regulatory bodies that affect our operations or those of our university partners could have a material adverse effect on our business and that of university partner institutions.

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

With respect to ED, if an institution participating in the Title IV programs plans to add a new location or educational program, the institution must generally apply to ED to have the additional location or educational program designated as within the scope of the institution’s Title IV eligibility. Institutions that are fully certified to participate in the Title IV programs are not required to obtain ED’s approval of additional programs that lead to a bachelor’s, professional, or graduate degree at the same degree level as programs previously approved by ED. GCU, because it is currently certified to participate in the Title IV programs on a provisional basis, is required to obtain ED approval for new programs, which requirement could impede GCU’s ability to introduce new programs and slow its growth.

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

Although we currently provide services to 22 university partners across the United States, GCU is, and will for the foreseeable future remain, our most significant university partner. Accordingly, the risk factors set forth below also include risks attributable to GCU’s operations, which could materially affect us.

Risk Factor Summary

The following is a summary of the material risk factors that could adversely affect our business, financial condition, and operating results:

●	We earn a large percentage of our revenue through our contractual relationship as a service provider to GCU, and a decline in GCU’s enrollment could significantly reduce our revenue and impact our overall financial performance.
●	GCU’s board of trustees and management have fiduciary and other duties that require them to focus on the best interests of GCU and, over time, those interests could diverge from those of GCE.
●	Our Chief Executive Officer’s role as President of GCU may adversely affect his ability to run GCE.
●	If we are determined to have paid improper incentive compensation to our covered employees, or tuition sharing arrangements are deemed to violate the incentive compensation regulations, our business will be impaired.
●	Our success depends, in part, on our ability to recruit new students to enroll with our university partners.
●	A decline in the overall growth of enrollment in post-secondary institutions, or in the number of students seeking degrees online, could cause our university partner institutions to experience lower enrollment, which could negatively impact our future growth.
●	We face competition from established and other emerging companies, which could divert university partners to our competitors, result in pricing pressure and significantly reduce our revenue.
●	We are subject to laws and regulations as a result of our collection and use of personal information, and any violations of such laws or regulations, or any breach, theft, or loss of such information, could adversely affect our reputation and operations.
●	We are required to comply with The Family Educational Rights and Privacy Act, or FERPA, and failure to do so could harm our reputation and negatively affect our business.
●	Capacity constraints, system disruptions, or security breaches in our online computer networks and phone systems could have a material adverse effect on our ability to attract and retain students.
●	We may have difficulty integrating future acquisitions, which would reduce the anticipated benefits of those transactions.

●	Our failure, or our university partners’ failure, to comply with the extensive regulatory requirements governing institutions of higher education could result in financial penalties, restrictions on our operations or growth, or loss of external financial aid funding for our university partners’ students.
●	Rulemaking by ED could materially and adversely affect our business.
●	Recently published regulations could materially and adversely affect our business.
●	If ED does not recertify a university partner institution to continue participating in the Title IV programs, the students we assist would lose their access to Title IV program funds, or a university partner institution could be recertified but be required to accept significant limitations as a condition of its continued participation in the Title IV programs.
●	A university partner institution could lose the ability to participate in the Title IV programs if it fails to maintain its institutional accreditation, and our university partners’ student enrollments could decline if a university partner institution fails to maintain any of its accreditations or approvals.
●	A university partner institution may lose eligibility to participate in the Title IV programs if its student loan default rates are too high.
●	A finding by ED or other regulators that we or our university partner institutions misrepresented the nature of our partner institutions’ educational programs could materially and adversely affect our business.
●	A reduction in funding or new restrictions on eligibility for the Federal Pell Grant Program, or the elimination of subsidized Stafford loans, could make college less affordable for certain students at our university partner institutions, which could negatively impact our university partner institutions’ enrollments, and thus our revenue and results of operations.
●	If our university partner institutions do not maintain state authorization, they may not operate or participate in the Title IV programs.
●	Government agencies, regulatory agencies, and third parties may conduct compliance reviews, bring claims, or initiate litigation against us or our university partners based on alleged violations of the extensive regulatory requirements applicable to us and our university partners.
●	The regulatory guidance governing third-party servicers imposes a number of requirements on our business and may expose us to liability for certain regulatory violations that are coextensive with our university partner institutions.

Risks Related to Our Relationship with GCU

We earn a large percentage of our revenue through our contractual relationship as a service provider to GCU, and a decline in GCU’s enrollment could significantly reduce our revenue and impact our overall financial performance.

We expect the revenue derived from our Master Services Agreement with GCU to account for a large percentage of our revenue for the foreseeable future. Any decline in reputation or changes in GCU policies that adversely affect its student enrollment and its overall financial and operating results, including as a result of adverse government actions taken against GCU, could materially impact us. Furthermore, GCU has the right to terminate the Master Services Agreement after July 1, 2025 upon at least eighteen (18) months prior written notice, and, upon the termination or expiration of the Master Services Agreement, GCU is not required to continue using us as the provider of the services thereunder. If GCU were to terminate or not renew its relationship with us, or if its enrollment were to materially decline for any reason, it could negatively affect our reputation and materially adversely impact our revenue and operating results.

GCU’s board of trustees and management have fiduciary and other duties that require them to focus on the best interests of GCU and, over time, those interests could diverge from those of GCE.

We believe that our relationship with GCU is and will remain strong. However, GCU has an independent board of trustees that, along with its management, have fiduciary and other duties that require them to focus on the best interests of GCU. Over time, and for various reasons, those interests could diverge from the interests of GCE. Should those interests diverge in a meaningful way, it could lead to changes in the relationship that would be adverse to us.

Our Chief Executive Officer’s role as President of GCU may adversely affect his ability to run GCE.

Mr. Brian E. Mueller has served as the Chief Executive Officer of GCE since 2008, the Chairman of the Board of Directors since 2017 and the President of GCU since 2012. In connection with the Transaction, the Board of Directors of GCE and the board of trustees of GCU each independently determined that Mr. Mueller should retain those roles. Accordingly, Mr. Mueller serves as the Chairman of the Board of Directors and Chief Executive Officer of GCE and as the President of GCU, although he is prohibited from serving on the board of trustees of GCU. In continuing to retain Mr. Mueller’s services, our Board of Directors and the board of trustees of GCU each recognize that Mr. Mueller’s dual role could raise conflict of interest issues. In this regard, at the time of the Transaction, GCU adopted governance provisions that prohibit Mr. Mueller from serving on the board of trustees of GCU. In addition, we and GCU also jointly imposed a structure, through GCU’s governance documents and through express provisions of the Master Services Agreement, which prevent Mr. Mueller from participating in day-to-day management of, or negotiations between GCE and GCU relating to, the Master Services Agreement. While we believe that these safeguards have worked well to date, and that Mr. Mueller’s role with GCE continues to be in the best interests of GCE and is stockholders, we remain alert to conflict issues on an ongoing basis. Any such conflicts, as well as any adverse impact that Mr. Mueller’s dual capacity could have on his ability to devote time, attention, and effort to GCE, could be detrimental to our business.

Other Risks Related to Our Business

If we are determined to have paid improper incentive compensation to our covered employees, or tuition sharing arrangements are deemed to violate the incentive compensation regulations, our business will be impaired.

An institution that participates in the Title IV programs may not provide any commission, bonus, or other incentive payment based directly or indirectly on success in securing enrollments or financial aid to any person or entity engaged in any student recruitment, admissions, or financial aid awarding activity. Since we are involved in recruiting and admissions activities, on behalf of our university partners, under current regulations, we are prohibited from offering our “covered employees,” who are generally those GCE employees involved with or responsible for recruiting or admissions activities on behalf of our university partners, any bonus or incentive-based compensation based on the successful recruitment, admission or enrollment of students into a postsecondary institution. We are also precluded from offering our covered employees that work on financial aid matters (if any), any bonus or incentive-based compensation based on the award of financial aid to students enrolled in a postsecondary institution. If it were determined that any of our compensation practices violated the incentive compensation law, we could experience an adverse outcome in pending litigation and be subject to substantial monetary liabilities, fines, and other sanctions, any of which could have a material adverse effect on our business, prospects, financial condition and results of operations and could adversely affect our stock price. See Part 1, Item 3 – Litigation for a discussion of certain litigation matters to which we are a party.

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

Our success depends, in part, on our ability to recruit new students to enroll with our university partners.

Building awareness of our university partner institutions, and the programs they offer, is critical to our ability to attract prospective students to those institutions. It is also critical to our success that we convert prospective students to enrolled students in a cost-effective manner and that these enrolled students remain active in the programs of our university partner institutions. The tightness of the job market has historically had an impact on our ability to successfully recruit new students especially for students considering re-careering into a different field. Historically the percentage of students we recruited who were re-careering was low but with the increase in university partners and off-campus classroom and laboratory sites and the growth in new online licensure programs by GCU, the number of students we recruit who are re-careering is growing. Therefore, changes in the job market will impact our ability to recruit students. Some of the other factors that could prevent us from successfully recruiting, enrolling, and retaining students in those programs include:

●	the reduced availability of, or higher interest rates and other costs associated with, Title IV loan funds or other sources of financial aid;
●	the emergence of more successful competitors;
●	factors related to our marketing, including the costs and effectiveness of Internet advertising and broad-based branding campaigns and recruiting efforts;
●	performance problems with our online systems;
●	failure of our university partner institutions to maintain institutional and specialized accreditations;
●	the requirements of the education agencies that regulate our university partner institutions which could restrict their initiation of new programs and modification of existing programs;
●	the requirements of the education agencies that regulate our university partner institutions which restrict the ways schools can compensate persons involved in their recruiting activities;
●	increased regulation of online education, including in states in which our university partner institutions do not have a physical presence;
●	restrictions that may be imposed on graduates of online programs that seek certification or licensure in certain states;
●	student dissatisfaction with our services and programs;
●	lack of employment opportunities for graduates of our university partners in fields related to their educational programs:
●	damage to our reputation, or to the reputations of our university partners or other adverse effects as a result of negative publicity in the media, in industry or governmental reports, or otherwise, affecting us or other companies in the post-secondary education sector;
●	price reductions by competitors that we are unwilling or unable to match;
●	a decline in the acceptance of online education; and
●	a decrease in the perceived or actual economic benefits that students derive from the programs offered by any university partner institution.

If we are unable to continue to develop awareness of the programs of our university partners, and to provide services to successfully recruit, enroll, and retain students on their behalf, enrollments at our university partners would suffer and our ability to increase revenues and maintain profitability would be significantly impaired.

Macroeconomic conditions and aversion to debt could adversely affect the ability of our university partner institutions to recruit new students and adversely affect our business.

Enrollment in our university partner institutions is affected by changes in economic conditions. Affordability concerns associated with increased living expenses, relocation expenses and the availability of jobs for students attending classes have made it more challenging for our university partner institutions to attract and retain students. Additionally, adverse market conditions could negatively impact the ability of borrowers to borrow the necessary student loans at an acceptable interest rate, which could lead to a decrease in student enrollment in certain cases. If our university partner institutions are unable to attract and maintain students due to unfavorable macroeconomic conditions it could adversely affect our financial condition and results of operations.

Our failure to keep pace with changing market needs and technology could harm our ability to meet the needs of our university partner institutions.

We have invested significant resources to develop and implement features that enhance the online classroom experience, such as delivering course content through streaming video, simulations, and other interactive enhancements as well as technology to meet the back-office support needs of our university partners institutions’ students. Our information technology systems and tools could become impaired or obsolete due to our action or failure to act. For instance, we could install new information technology without accurately assessing its costs or benefits, or we could experience delayed or ineffective implementation of new information technology. We also could fail to respond in a timely manner to future technological developments in our industry. Should our actions or failure to act impair or render our information technology less effective, this could have a material adverse effect on our business, financial condition, results of operations and cash flows.

A decline in the overall growth of enrollment in post-secondary institutions, or in the number of students seeking degrees online, could cause our university partner institutions to experience lower enrollment, which could negatively impact our future growth.

Based on industry analyses, enrollment growth in degree-granting, post-secondary institutions is slowing and the number of high school graduates that are eligible to enroll in degree-granting, post-secondary institutions is expected to continue to decrease over the next few years. In order to maintain current growth rates, we will need to attract a larger percentage of students in existing markets to our university partner institutions and work with our university partner institutions to create new academic programs to attract those students. In addition, if job growth in the fields related to our university partners’ core disciplines is weaker than expected, as a result of any regional or national economic downturn or otherwise, fewer students may seek the types of degrees that our university partners offer. Our failure to attract new students for our university partners, or the decisions by prospective students to seek degrees in disciplines not offered by our university partners, would have an adverse impact on our future growth.

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

Our primary competitors have historically included EmbanetCompass (formerly owned by Pearson) and Wiley Education Services. There are also several new and existing vendors providing some or all of the services we provide to other segments of the education market, and these vendors may pursue the institutions we target. In addition, colleges and universities may choose to continue using or to develop their own solutions in-house, rather than pay for our solutions.

Increased competition may result in changes in the revenue share percentage we are able to negotiate to receive from a university partner. The competitive landscape may also result in longer and more complex sales cycles with prospective university partners, which would negatively affect our ability to add additional university partners and thus our ability to grow our business.

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

Artificial intelligence is an emerging area of technology that has and may further impact various aspects of our business operations and that of our university partners, and we may not be successful in our artificial intelligence initiatives, which could adversely affect our business, financial condition and/or operating results.

We have made, and expect to continue making, investments in the integration of artificial intelligence (“AI”) into our platforms, products, and services. However, AI presents various risks, challenges, and potential unintended consequences that could disrupt our ability to effectively integrate and leverage these technologies. The process of refining and expanding AI-driven offerings may involve significant costs, and there can be no assurance that our efforts will ultimately succeed.

Additionally, competitors may develop more effective or efficient AI solutions, potentially undermining our competitive position. The regulatory environment surrounding AI is still in development, and new laws or regulations could emerge that require substantial adjustments to our business practices. These changes could impose unexpected costs or operational disruptions, and the full scope and impact of such regulatory developments remain uncertain. AI technologies also carry the risk of generating content that is factually incorrect or infringing on third-party intellectual property rights. If we suffer adverse consequences due to any of these factors, it could in turn have a material adverse effect on our reputation, financial performance, and operations.

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

Due to the sensitive nature of the personal information stored on our servers, our networks may be targeted by hackers seeking to access this data. A user who circumvents security measures could misappropriate sensitive information or cause interruptions or malfunctions in our operations. Although we use security and business controls to limit access and use of personal information, a third party may be able to circumvent those security and business controls, which could result in a breach of student or employee data and privacy. In addition, errors in the storage, use, or transmission of personal information could result in a breach of privacy for current or prospective students or employees. Possession and use of personal information in our operations also subjects us to legislative and regulatory burdens that could require us to implement certain policies and procedures, such as the procedures we adopted to comply with the Red Flags Rule that was promulgated by the FTC under the federal Fair Credit Reporting Act and that requires the establishment of guidelines and policies regarding identity theft related to student credit accounts, and could require us to make certain notifications of data breaches and restrict our use of personal information. Similarly, California passed the California Consumer Privacy Act (CCPA) in 2018 (which went into effect in 2020), and there are similar bills that have been passed or are pending in a number of other states, as well. These state laws represent a trend toward stronger privacy protections and greater data transparency in the United States. Currently, federal law legislates privacy on an industry-by-industry basis. Without an overarching federal law driving privacy compliance, the risk is high of a patchwork of privacy legislation formed by individual state laws, similar to the states’ approach to breach notification obligations. This could not only increase costs for compliance but also raise the risk of enforcement by individual state Attorneys General. A violation of any laws or regulations relating to the collection or use of personal information, including the Gramm-Leach-Bliley Act’s Safeguards Rule, could result in the imposition of fines against us. Moreover, ED has published extensive requirements for the protection of student data and has indicated such requirements may be strengthened in the future.

Additionally, university personnel or students, or our employees or independent contractors, could use our online learning platform to store or process regulated personal information without our knowledge. In the event that our systems experience a data security incident, or an individual or entity accesses information without, or in excess of, proper authorization, we could be subject to data security incident notification laws, which may require prompt remediation and notification to individuals. If we are unaware of the data and information stored on our systems, we may be unable to appropriately comply with all legal obligations, and we may be exposed to governmental enforcement or prosecution actions, private litigation, fines and penalties or adverse publicity that could harm our reputation and business. As a result, we may be required to expend significant resources to protect against the threat of these security breaches or to alleviate problems caused by these breaches. A major breach, theft, or loss of personal information regarding our university partner’s students and their families or our employees that is held by us or our vendors, or a violation of laws or regulations relating to the same, could have a material adverse effect on our reputation and result in further regulation and oversight by federal and state authorities and increased costs of compliance.

We are required to comply with The Family Educational Rights and Privacy Act, or FERPA, and failure to do so could harm our reputation and negatively affect our business.

FERPA generally prohibits an institution of higher education participating in Title IV programs from disclosing personally identifiable information from a student’s education records without the student’s consent. Our university partners and their students disclose to us certain information that originates from or comprises a student education record under FERPA. As an entity that provides services to institutions participating in Title IV programs, we are indirectly subject to FERPA, and we may not transfer or otherwise disclose any personally identifiable information from a student record to another party other than in a manner permitted under the statute. If we violate FERPA, it could result in a material breach of our contract with one or more of our university partners and could harm our reputation. Further, in the event that we disclose student information in violation of FERPA, ED could require a university partner to suspend our access to their student information for at least five years, which would significantly and adversely impact our ability to provide our contracted services.

Capacity constraints, system disruptions, or security breaches in our online computer networks and phone systems could have a material adverse effect on our ability to attract and retain students.

The performance and reliability of the infrastructure of our computer networks and phone systems, including the online programs of our university partners, is critical to our operations, our reputation and our ability to attract and retain students on our university partners’ behalf. Any computer system disruption or failure, or a sudden and significant increase in traffic on the servers that host our online operations, may result in the online courses and programs being unavailable for a period of time. In addition, any significant failure of our computer networks or servers, whether as a result of third-party actions or in connection with planned upgrades and conversions, could disrupt our operations. Individual, sustained, or repeated occurrences could significantly damage the reputation of our technology and services and result in a loss of potential or existing students of our university partner institutions. Additionally, our operations are vulnerable to interruption or malfunction due to events beyond our control, including natural disasters and network and telecommunications failures. Our computer networks may also be vulnerable to unauthorized access, computer hackers, computer viruses, malicious code, organized cyber-attacks and other security problems. A user who circumvents security measures could misappropriate proprietary information or cause interruptions to or malfunctions in operations. As a result, we may be required to expend significant resources to protect against the threat of these security breaches or to alleviate problems caused by these incidents. Any interruption to our operations could have a material adverse effect on our ability to attract students to our university partner’s programs and to retain those students.

We may have difficulty integrating future acquisitions, which would reduce the anticipated benefits of those transactions.

We intend to continually evaluate potential acquisitions of complementary businesses, products, services and technologies, including those that are significant in size and scope. The risks we may encounter in acquisitions include:

●	if we incur significant debt to finance a future acquisition and our business does not perform as expected, we may have difficulty complying with debt covenants;
●	if we use our stock to make a future acquisition, it will dilute existing stockholders;
●	we may have difficulty integrating the operations and personnel of any acquired company;
●	we may face the challenges and additional investments involved with integrating new products, services and technologies into our sales and marketing process associated with any acquired business;
●	our ongoing business may be disrupted by transition and integration issues with any acquired business;
●	the costs and complexity of integrating the internal information technology infrastructure of each acquired business with ours may be greater than expected and may require additional capital investments;
●	we may be unable to achieve the financial and strategic goals for any acquired businesses;
●	we may have difficulty in maintaining controls, procedures and policies during the transition and integration period following a future acquisition;
●	our relationships with existing university partners could be adversely affected following an acquisition; and
●	as successor we may be subject to certain liabilities of our acquisition targets.

Our failure to effectively integrate any future acquisition would materially limit the benefit of such transaction, including potential synergies or sales growth opportunities, in the time frame anticipated.

Risks Related to the Extensive Regulation of the Higher Education Industry

Our failure, or our university partners’ failure, to comply with the extensive regulatory requirements governing institutions of higher education could result in financial penalties, restrictions on our operations or growth, or loss of external financial aid funding for our university partners’ students.

To participate in the Title IV programs, a school must be authorized by the appropriate state post-secondary agency or agencies, be accredited by an accrediting commission recognized by ED, and be certified as an eligible institution by ED. In addition, the operations and programs of our university partners, and any future university partners, are regulated by other state education agencies and additional specialized accrediting commissions. As a result of these requirements, we are subject to extensive regulation from state entities, institutional accrediting commissions, specialized accrediting commissions, and ED. These regulatory requirements cover many of our operations, as well as the operations of our university partners. These include regulations related to educational programs, instructional and administrative staff, administrative procedures, marketing, recruiting, financial operations, and financial condition of any university partner. These regulatory requirements also affect our ability to assist university partner institutions with adding new educational programs and changing existing educational programs. The agencies that regulate higher education periodically revise their requirements and modify their interpretations of existing requirements. Regulatory requirements are not always precise and clear, and regulatory agencies may sometimes disagree with the way we have (or any university partner has) interpreted or applied these requirements. Any misinterpretation of regulatory requirements could materially adversely affect us. If we fail, or any university partner institution fails, to comply with any of these regulatory requirements, we or any university partner could suffer financial penalties, limitations on operations, or other sanctions, each of which could materially adversely affect us. In addition, if we or any university partner are charged with regulatory violations, our reputation could be damaged, which could have a negative impact on our stock price and enrollments at university partner institutions. ED and other regulators have increased the frequency and severity of their enforcement actions against post-secondary schools, including our primary university partner. In some cases, these enforcement actions have resulted in material sanctions, loss of Title IV eligibility, or closure in schools. We cannot predict with certainty how all of these regulatory requirements will be applied, or whether we will be able to comply with all of the applicable requirements in the future.

Rulemaking by ED could materially and adversely affect our business.

Over the past few years, ED has regularly promulgated new regulations and guidance that impact our university partners and our business directly. These and other regulations and guidance documents, including those discussed above under “Regulation of our Education Services Business,” can increase our operating costs and, in some cases, change the manner in which we operate our business. In addition, because certain of these regulations have been vacated or blocked as a result of litigation challenging the regulations, there remains substantial uncertainty regarding their present or future effectiveness or enforcement. New or amended regulations in the future, particularly regulations focused on third-party service providers, could further negatively impact our business.

Recently published regulations could materially and adversely affect our business.

In addition to other regulations discussed elsewhere (such as the new Gainful Employment regulations), on July 1, 2024 new regulations became effective covering the areas of financial responsibility, administrative capability, certification standards and procedures, and ability to benefit.

Financial Responsibility: The final regulations include an expanded list of mandatory and discretionary triggering events that could result in ED determining that an institution lacks financial responsibility and must submit to ED a letter of credit or other form of acceptable financial protection and accept other conditions on the institution’s Title IV Program eligibility.

The final regulations, among other things, modify and substantially expand the number of triggers and, as a result, increase the likelihood that ED could impose a financial protection requirement and other conditions on our university partners. The final rules require the institution to notify ED of a triggering event and provide information demonstrating why the event does not warrant the submission of a letter of credit or imposition of other requirements. The final rules state that, if ED requires financial protection as a result of more than one mandatory or discretionary trigger, ED will require separate financial protection for each individual trigger, which could substantially increase the amount of financial protection we and other institutions could be required to provide to ED.

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

Examples of discretionary triggering events under the final regulations include certain accrediting agency actions, certain accreditor events, fluctuations in Title IV volume, high annual dropout rates, indicators of significant change in the financial condition of the institution, the formation by ED of a group process to consider borrower defense claims against the institution, the institution’s discontinuation of education programs affecting at least 25 percent of enrolled students receiving Title IV funds, the institution’s closure of locations that enroll more than 25 percent of its students who receive Title IV funds, certain state licensing agency actions, the loss of institutional or program eligibility in another federal educational assistance program, a requirement to disclose in a public filing that the company is under investigation for possible violations of law, or if the institution is cited and faces loss of education assistance funds from another federal agency if it does not comply with agency requirements. The final regulations also established new rules for evaluating financial responsibility during a change in ownership.

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

Certification Regulations: The final regulations expanded the grounds for placing institutions on provisional certification, expanded the types of conditions ED may impose on provisionally certified institutions, and expanded the number of requirements contained in the institution’s program participation agreement with ED (including, among other requirements, an obligation to comply with all state laws related to closure). The final regulations, allow ED to place institutions on provisional certification if, among other reasons, the institution does not meet financial responsibility factors or administrative capability standards, if the institution is required by ED to submit a letter of credit as a result of a mandatory or discretionary triggering event, or if ED deems the institution to be at risk of closure.

An institution that is provisionally certified receives fewer due process rights than those received by other institutions in the event ED takes certain adverse actions against the institution, is required to obtain prior ED approvals of new campuses and educational programs and may be subject to heightened scrutiny by ED. Provisional certification makes it easier for ED to revoke or decline to renew an institution’s Title IV eligibility without undergoing a formal administrative appeal process. The regulations also expand the conditions to which institutions must agree as part of their participation in the Title IV programs.

These final regulations also allow ED to determine whether to certify or impose conditions on an institution based on consideration of factors including, for example, the institution’s withdrawal rate, the amounts the institution spent on recruiting activities, advertising, and other pre-enrollment activities, and the passage rate for licensure exams for programs that are designed to meet the educational requirements for a professional license required for employment in an occupation.

These final regulations expand the types of conditions ED can impose on provisionally certified institutions including, for example, restrictions on the addition of new programs or locations; restrictions on the rate of growth or new enrollment of students or of Title IV volume; restrictions on the institution providing a teach-out on behalf of another institution; restrictions on the acquisition of another participating institution (including financial protection requirements); additional reporting requirements; limitations on entering into certain written arrangements with institutions or entities for providing part of an educational program, requirements to submit marketing and recruiting materials to ED for approval (if the institution is alleged or found to have engaged in substantial misrepresentations to students, engaged in aggressive recruiting practices, or violated incentive compensation rules); reporting requirements for institutions that received a government formal inquiry such as a subpoena related to its marketing or recruitment or its federal financial aid, and other potential conditions imposed by ED.

Additionally, in January 2025, ED published another set of regulations. The regulations include:

●	A new definition of “distance education course” which provides that a course is considered a distance education course if all instruction occurs exclusively through distance education methods, as defined in existing regulations. This designation applies even if the course includes in-person, non-instructional activities sch as orientation, testing or academic support services;
●	Technical changes to the TRIO programs that focus on providing services to individuals from disadvantaged backgrounds;
●	Revisions to the return to Title IV process;
●	A requirement that an institution is required to document a student’s withdrawal date within 14 days of the last date of attendance;
●	Clarification regarding the academic progressions of students returning from a leave of absence from a clock-hour/non-term credit hour, subscription-based, and eligible prison education programs;
●	Clarification related to programs offered in modules; and
●	A requirement that institutions report student enrollment in distance education or correspondence courses.

These changes are effective July 1, 2026, except for the reporting requirements related to distance education and correspondence courses, which take effect on July 1, 2027.

We are still reviewing the final regulations and cannot predict the ultimate impact of the final regulations discussed above, but the final regulations do impose a broad range of additional requirements on institutions, which increases the possibility that our university partners could be subject to additional reporting requirements, potential liabilities and sanctions, and potential loss of Title IV eligibility if our efforts, or the efforts of our university partners, to modify operations to comply with the new regulations are unsuccessful, which could have a significant impact on our business and results of operations.

If ED does not recertify a university partner institution to continue participating in the Title IV programs, the students we assist would lose their access to Title IV program funds, or a university partner institution could be recertified but be required to accept significant limitations as a condition of its continued participation in the Title IV programs.

ED certification to participate in the Title IV programs lasts a maximum of six years, and institutions are thus required to seek recertification from ED on a regular basis in order to continue their participation in the Title IV programs. An institution must also apply for recertification by ED if it undergoes a change in control, as defined by ED regulations, and may be subject to similar review if it expands its operations or educational programs in certain ways. Certification can be granted on a full or provisional basis and, in instances where ED is reviewing an application for renewal but does not complete the review by the stated date of expiration, may be continued on a month-to-month basis until the review is complete.

For a school that is certified on a provisional basis, ED may revoke the institution’s certification without advance notice or advance opportunity for the institution to challenge that action. For a school that is certified on a month-to-month basis, ED may allow the institution’s certification to expire at the end of any month without advance notice, and without any formal procedures for review of such action. To our knowledge, such action is very rare and has only occurred upon a determination that an institution is in substantial violation of material Title IV requirements. Our primary university partner, GCU, currently operates under a provisional program participation agreement that expires on June 30, 2026.

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

A university partner institution could lose the ability to participate in the Title IV programs if it fails to maintain its institutional accreditation, and our university partners’ student enrollments could decline if a university partner institution fails to maintain any of its specialized accreditations or approvals.

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

If any university partner institution fails to satisfy the relevant accrediting standards, it could lose accreditation, which would cause a revocation of its eligibility to participate in the Title IV programs. This could cause a significant decline in student enrollments and could have a material adverse effect on us. In addition, many university partner institutions will have educational programs that are also accredited by specialized accrediting commissions or approved by specialized state agencies. If our university partner institutions fail to satisfy the standards of any of those specialized accrediting commissions or state agencies, the institution could lose the specialized accreditation or approval for the affected programs, which could result in materially reduced student enrollments in those programs and have a material adverse effect on us.

A university partner institution may lose eligibility to participate in the Title IV programs if its student loan default rates are too high.

An institution may lose its eligibility to participate in some or all of the Title IV programs if, for three consecutive years, 30% or more of its students who were required to begin repayment on their student loans in one year default on their payment by the end of the second full year after such repayment start date. In addition, an institution may lose its eligibility to participate in some or all of the Title IV programs if the default rate of its students exceeds 40% for any single year. While GCU’s cohort default rates, for example, have historically been significantly below these levels, we cannot assure you that this will continue to be the case. Increases in interest rates or declines in income or job losses for students could contribute to higher default rates on student loans. In addition, while we will conduct appropriate diligence on new university partner institutions, we cannot guarantee that all university partner institutions will have a cohort default rate as low as GCU. Having a university partner exceed the student loan default rate thresholds and losing eligibility to participate in the Title IV programs would have a material adverse effect on our business, prospects, financial condition, and results of operations. Any future changes in the formula for calculating student loan default rates, economic conditions, or other factors that cause default rates to increase, could materially adversely affect us.

If our university partner institutions do not meet specific financial responsibility standards established by ED, they may be required to post a letter of credit or accept other limitations in order to continue participating in the Title IV programs, or could lose eligibility to participate in the Title IV programs.

To participate in the Title IV programs, an institution must either satisfy specific quantitative standards of financial responsibility prescribed by ED or post a letter of credit in favor of ED and possibly accept operating restrictions as well. These financial responsibility tests are applied to each institution on an annual basis based on the institution’s audited consolidated financial statements, and may be applied at other times, such as if the institution undergoes a change in control. These tests may also be applied to an institution’s parent company or other related entity. As a service provider, we are not directly subject to this regulation. However, if ED were to determine that a university partner institution did not meet the financial responsibility standards due to a failure to meet the composite score or other financial responsibility factors, ED could impose a range of sanctions on the institution, such as requiring the institution to post a letter of credit, accept provisional certification (which would hamper the ability of the institution to add new programs), comply with additional ED monitoring requirements, agree to receive Title IV program funds under an arrangement other than ED’s standard advance funding arrangement, such as the reimbursement system of payment or heightened cash monitoring, and to comply with or accept other limitations on the ability to increase the number of programs offered by our university partner institutions or the number of students they enroll, any of which sanctions could have an adverse impact on our business. For example, GCU, calculated its composite score with respect to its fiscal years ending June 30, 2024 and 2023. As of June 30, 2024 and 2023, GCU’s composite score per GCU’s audited financial statements was 1.9 and 1.8, respectively, using the proprietary school calculation. If GCU’s future composite scores do not exceed 1.5, ED could impose sanctions. If any such sanctions were imposed on GCU or one of our other university partners, it could have a negative impact on our ability to conduct our business. In addition, if its composite score dropped low enough, it could cause GCU to be ineligible for participation in NC-SARA, which would require GCU to become authorized in numerous states in which it operates or has students.

In addition, there are a number of other financial responsibility standards with which institutions must comply, including those discussed above. See “Recently published regulations could materially and adversely affect our business”. The failure to comply with these standards could also result in the imposition of various sanctions, such as the imposition of letters of credit. If any such sanctions were imposed on GCU or one of our other university partners, it could have a negative impact on our ability to conduct our business.

If our university partner institutions do not comply with ED’s administrative capability standards, we could suffer harm.

To continue participating in the Title IV programs, an institution must demonstrate to ED that the institution is capable of adequately administering the Title IV programs under specific standards prescribed by ED. These administrative capability criteria require, among other things, that the institution have an adequate number of qualified personnel to administer the Title IV programs, have adequate procedures for disbursing and safeguarding Title IV funds and for maintaining records, submit all required reports and consolidated financial statements in a timely manner, and not have significant problems that affect the institution’s ability to administer the Title IV programs. As a service provider, we assist our university partners with some facets of these areas. As such, we must be mindful of, and compliant with, the administrative capability requirements. If our university partner institutions fail to satisfy any of these criteria, ED may assess financial penalties against such institutions, restrict the manner in which those institutions receive Title IV funds, require them to post a letter of credit, place them on provisional certification status, or limit or terminate participation in the Title IV programs, any of which could materially adversely affect us. These regulations were also recently revised, as discussed above, and there may be additional restrictions or requirements that may create additional hurdles to compliance or otherwise materially adversely affect us. As a third-party servicer, if we are the cause of the administrative deficiency, we may also face monetary sanctions and actions to limit, suspend, or terminate our ability to offer those and other services to institutions of higher education.

A finding by ED or other regulators that we or our university partner institutions misrepresented the nature of our partner institutions’ educational programs could materially and adversely affect our business.

The HEA prohibits an institution that participates in Title IV programs from engaging in “substantial misrepresentation” of the nature of its educational program, its financial charges, or the employability of its graduates. Under these rules, a misrepresentation is any statement made by the institution or a third party that provides educational programs, marketing, advertising, recruiting, or admissions services to the institution that is false, erroneous or has the likelihood or tendency to deceive or confuse. A substantial misrepresentation is any misrepresentation on which the person to whom it was made could reasonably be expected to rely, or has reasonably relied, to that person’s detriment. The regulation also covers statements made by any representative of an institution, including agents, employees and subcontractors, and statements made directly or indirectly to any third party, including state agencies, government officials or the public, and not just to students or prospective students. Considering the breadth of the definition of “substantial misrepresentation,” it is possible that despite our efforts to prevent such misrepresentations, our employees or contractors may make statements on behalf of our university partner institutions that could be construed as substantial misrepresentations for which our current and any future university partners would be held responsible by ED. We and our employees and subcontractors, as agents of our university partners, must use a high degree of care to comply with such rules and are prohibited by contract from making any false, erroneous or misleading statements about our university partners. To avoid an issue under the misrepresentation rule and similar rules, we assure that all marketing materials are approved in advance by our university partners before they are used by our employees and we carefully monitor our employees and subcontractors in their conversations with students and prospective students.

Despite our best efforts, we or our university partners may face complaints from our university partners’ students and prospective students over statements made by us and our agents throughout the conduct of our services that would expose our university partners, and derivatively us, to increased risk of enforcement action and applicable sanctions or other penalties and increased risk of private qui tam actions under the Federal False Claims Act. Also, if ED determines that an institution (including its contractors) has engaged in substantial misrepresentation, ED may revoke an institution’s program participation agreement, impose limitations on the institution’s participation in Title IV programs, deny applications from the institution for approval of new programs or locations or other matters, or initiate proceedings to fine the institution or limit, suspend, or terminate its eligibility to participate in Title IV programs. For example, in October 2023, ED imposed a fine of $37 million on GCU (which GCU is appealing) related to alleged misrepresentation by GCU regarding the costs of certain doctorate programs. Similar rules apply under state laws or are incorporated in institutional accreditation standards. The FTC applies similar rules prohibiting any unfair or deceptive marketing practices to the education sector and has pursued litigation against us and GCU related in part to these matters. See Part I, Item 3 – Legal Proceedings – FTC Complaint. If ED or another regulator determines that statements made by us or on our university partners’ behalf are in violation of the regulations, we could be subject to sanctions, legal actions, and other liability, which could have a material adverse effect on our business.

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

Further, a failure to comply with these regulatory requirements could result in termination of our ability to continue providing these services to other university partner institutions, which would materially adversely affect us.

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

Any action by Congress that significantly reduces Title IV program funding, whether through across-the-board funding reductions, sequestration or otherwise, or materially impacts the eligibility of our university partner institutions or students to participate in Title IV programs would have a material adverse effect on our university partner institutions’ enrollment, financial condition, results of operations and cash flows. Congressional action could also require us to modify our practices in ways that could increase our administrative costs and reduce our operating income, which could have a material adverse effect on our financial condition, results of operations and cash flows.

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

A school that grants degrees or certificates must be authorized by the relevant education agency of the state in which it is located. State authorization is also required for their students to be eligible to receive funding under the Title IV programs. To maintain their state authorization, our university partner institutions must continuously meet standards relating to, among other things, educational programs, facilities, instructional and administrative staff, marketing and recruitment, financial operations, addition of new locations and educational programs, and various operational and administrative procedures. If our university partner institutions fail to satisfy any of these standards, they could lose state authorization to offer educational programs, which would also cause them to lose eligibility to participate in the Title IV programs and have a material adverse effect on us.

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

State regulatory requirements for online education have historically varied among the states. To address this issue and to meet new ED requirements many schools have applied and have been approved to be approved institutional participants in the State Authorization Reciprocity Agreement (“SARA”). SARA is an agreement among member states, districts and territories that establishes comparable national standards for interstate offering of post-secondary distance education courses and programs. It is intended to make it easier for students to take online courses offered by post-secondary institutions based in another state. SARA is overseen by a national council (NC-SARA) and administered by four regional education compacts. GCU, for example, is a member of SARA in Arizona (AZ-SARA), which is administered by the Western Interstate Commission for Higher Education (referred to as W-SARA). There is a yearly renewal for participating in NC-SARA and AZ-SARA and institutions must agree to meet certain requirements to participate. All states other than California are members of SARA.

Any state that does not participate in SARA may impose regulatory requirements on out-of-state post-secondary institutions operating within its boundaries, such as those having a physical facility or conducting certain academic activities within the state. GCU, for example, enrolls students in all 50 states and the District of Columbia. Although it is currently licensed, authorized, in-process, or exempt in all non-SARA jurisdictions in which it operates, if GCU fails to comply with state licensing or authorization requirements for a non-SARA jurisdiction, or fails to obtain licenses or authorizations when required, it could lose its license or authorization by that jurisdiction or be subject to other sanctions, including restrictions on its activities in, and fines and penalties imposed by, that jurisdiction, as well as fines, penalties, and sanctions imposed by ED. The loss of licensure or authorization in any non-SARA jurisdiction by a university partner institution could prohibit us from recruiting prospective students or offering services to current students in that jurisdiction, which could significantly reduce our university partner’s enrollments.

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

Furthermore, our university partners must typically maintain a composite score of at least 1.5 to maintain their membership in SARA. Failure to maintain that score, and loss of eligibility for SARA, could result in the loss of the ability to offer online programs in various states unless the university partner is otherwise eligible to do so. This could greatly affect our ability to market our university partners’ online programs.

Government agencies, regulatory agencies, and third parties may conduct compliance reviews, bring claims, or initiate litigation against us or our university partners based on alleged violations of the extensive regulatory requirements applicable to us and our university partners.

Because our university partner institutions operate in a highly regulated industry, they are subject to program reviews, audits, investigations, claims of non-compliance, and lawsuits by government agencies, regulatory agencies, students, employees, stockholders, and other third parties alleging non-compliance with applicable legal requirements, many of which are imprecise and subject to interpretation. Similarly, we could be subject to those same reviews. If the result of any such proceeding is unfavorable to our university partners, they may lose or have limitations imposed on their state licensing, accreditation, or Title IV program participation; be required to pay monetary damages (including triple damages in certain whistleblower suits); or be subject to fines, injunctions, or other penalties, any of which could have a material adverse effect on their business, prospects, financial condition, and results of operations. In addition, our largest university partner, GCU, has been subject to additional scrutiny. In October 2021, the FTC issued a public statement indicating that it would coordinate efforts with ED and the VA to investigate for-profit universities, a category that at that time included GCU due to ED’s 2019 decision that GCU did not satisfy ED’s definition of a non-profit entity and, as a result, that ED would continue to treat GCU as a proprietary institution for purposes of its continued participation in Title IV programs. In the period following the FTC’s statement, ED, the VA and the FTC initiated multiple actions against GCU, including audits, compliance reviews, civil investigative demands, fines and lawsuits, and the FTC has initiated civil investigative demands and a lawsuit against us, that allege, among other things, misrepresentations made in connection with marketing activities, including statements made related to GCU’s non-profit status. See “– Regulation of Our University Partners - Coordinated action by federal agencies.” These actions, taken as a whole, appear to be coordinated in the manner described in the 2021 FTC statement. These actions, or any future actions by ED, FTC or any other federal or state government agencies or accrediting bodies with oversight over us or GCU, if ultimately resolved adversely to us or GCU, could result in monetary penalties and liabilities, further impact GCU’s non-profit status, and/or cause reputational harm. At this time, we cannot predict what changes those could be or what effect any of those outcomes could have on our business. Claims and lawsuits, and other regulatory actions, brought or taken against us or our university partners, even if they are without merit, may also result in adverse publicity, negatively affect the market price of our stock, adversely affect student enrollments, and reduce the willingness of third parties to do business with us. Even if we or our university partners adequately address the issues raised by any such proceeding and successfully defend against it, we may have to devote significant financial and management resources to address these issues, which could harm our business. See Part 1, Item 3 – Litigation for a discussion of certain litigation matters to which we are a party.

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

A “third-party servicer” is any person or entity used by “any eligible institution of higher education to administer, through either manual or automated processing, any aspect of such institution’s student assistance programs.” Third party servicers must comply with a number of requirements. For example, they must conduct and submit to ED compliance audits under 34 C.F.R. § 668.23. In addition, they must comply with the requirements of 34 C.F.R. § 668.25, which requires third-party servicers, in their contracts with institutions, to be contractually obligated to, among other things:

●	Comply with all statutory provisions of or applicable to Title IV of the HEA, including the requirement to use any funds that the servicer administers under any Title IV program and any interest or other earnings thereon solely for the purposes specified in and in accordance with that program;
●	Refer to the Office of Inspector General of ED for investigation any information indicating there is reasonable cause to believe that the institution might have engaged in fraud or other criminal misconduct in connection with the institution’s administration of any Title IV program or an applicant for Title IV program assistance might have engaged in fraud or other criminal misconduct in connection with his or her application; and
●	Be jointly and severally liable with the institution to the Secretary for any violation by the servicer of any statutory provision of or applicable to Title IV of the HEA, any regulatory provision prescribed under that statutory authority, and any applicable special arrangement, agreement, or limitation entered into under the authority of statutes applicable to Title IV of the HEA.

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

Criticisms of the overall student lending and post-secondary education sectors may impact general public perceptions of educational institutions, including our university partner institutions and us, in a negative manner. Adverse media coverage regarding educational institutions – whether or not a university partner – or regarding third party servicers such as us could damage our reputation. The environment surrounding access to and the costs of student loans remains in a state of flux. The uncertainty surrounding these issues, and any resolution of these issues that increases loan costs or reduces students’ access to Title IV loans or to student extended payment plans, could reduce student demand for educational programs which would adversely impact our revenues and operating profit or result in increased regulatory scrutiny.

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

In December 2020, ED announced that it was finalizing a new Campus Cybersecurity Program framework. This proposed multi-year phased implementation would begin with a self-assessment of the National Institute of Standards and Technology Special Publication 800–171 Rev. 2, Controlled Unclassified Information in Nonfederal Systems (NIST 800–171 Rev. 2) readiness and outreach activities. ED specifically said it was “committed to fully advancing and encouraging all postsecondary institutions’ implementation of NIST 800-171 controls.” This announcement was addressed both to institutions of higher education and their third-party servicers. In February 2023, ED issued Electronic Announcement GEN 23-09 stating, among other items “The Department will issue guidance on NIST 800-171 compliance in a future Electronic Announcement, but again encourages institutions to begin incorporating the information security controls required under NIST 800-171 into the written information security program required under GLBA as soon as possible.”

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

We are dependent on the integrity of our data management systems. If these systems do not effectively collect, store and process relevant data for the operation of our business, whether due to equipment malfunctions or constraints, software deficiencies, or human error, our ability to effectively report, plan, forecast and execute our business plan and comply with applicable laws and regulations, including the HEA and the regulations thereunder, will be impaired, perhaps materially. Any such impairment could materially and adversely affect our financial condition, results of operations, and cash flows.

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

Natural events, health epidemics (such as the COVID-19 pandemic), acts of God, terrorist attacks and other acts of violence, cyber-terrorism or other catastrophes could result in significant worker absenteeism, increased student attrition rates for our university partners, lower asset utilization rates, voluntary or mandatory closure of facilities, our inability to meet dynamic employee health and safety requirements, our inability to meet contractual service levels, our inability to procure essential supplies, travel restrictions on our employees and other disruptions to our business. In addition, these events could adversely affect the economy, financial markets and activity levels of our university partners. Any of these events, their consequences or the costs related to mitigation or remediation could have a material adverse effect on our business, financial condition, results of operations and prospects.

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

Item 1B.        Unresolved Staff Comments

None.

Item 1C.         Cybersecurity

Like all companies that utilize technology, we are subject to threats of breaches of our technology systems. To mitigate the threat to our business, we take a comprehensive approach to cybersecurity risk management. Our Board of Directors and our management actively oversee our risk management program, including the management of cybersecurity risks. We have established policies, standards, processes and practices for assessing, identifying, and managing material risks from cybersecurity threats, including those discussed in Item 1A, Risk Factors. We have devoted significant financial and personnel resources to implement and maintain security measures to meet regulatory requirements and stakeholder expectations, and we intend to continue to make significant investments to maintain the security of our data and cybersecurity infrastructure. While there can be no guarantee that our policies and procedures will be properly followed in every instance or that those policies and procedures will be effective, we believe that the Company’s sustained investment in people and technologies have contributed to a culture of continuous improvement that has put the Company in a position to protect against potential compromises and we do not believe that risks from prior cybersecurity threats, including as a result of any previous cybersecurity incident, have materially affected our business to date. We can provide no assurance that there will not be incidents in the future or that past or future attacks will not materially affect us, including our business strategy, results of operations, or financial condition.

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

Governance Disclosure

Board Oversight: The Board of Directors, in coordination with the Audit Committee of the Board, has responsibility for managing the overall risk strategy for the Company, including cyber security risk. Both the Board of Directors and the Audit Committee receive regular reports from management about the prevention, detection, mitigation, and remediation of cybersecurity incidents, including material security risks and information security vulnerabilities. Our Audit Committee directly oversees our cybersecurity program. The Audit Committee additionally receives regular updates from management on cybersecurity risk resulting from risk assessments, progress of risk reduction initiatives, external auditor feedback, control maturity assessments, and relevant internal and industry cybersecurity incidents.

Management’s Role: The Company employs a dedicated Chief Information Security Officer (“CISO”) who has primary responsibility for assessing and managing material cybersecurity risks. Our CISO reports to the Audit Committee quarterly, to provide updates on any new developments and about the effectiveness of the security program. On behalf of the Audit Committee, the CISO administers a robust risk management program carried out by the Governance, Risk, and Compliance (GRC) team, which is integrated as part of the procurement process when making technology purchases, and also makes recommendations on security policies and procedures, security requirements, and risk mitigation strategies. Our CISO is supported by a highly skilled team of information security professionals, many of whom have advanced certifications and/or graduate degrees relevant to their job requirements. Our team has participated in multiple national and international cyber security exercises, including Cyber Storm, the national training exercise run by the U.S. Department of Homeland Security in conjunction the U.S. Cybersecurity and Infrastructure Security Agency. Our CISO works closely with our Chief Risk Officer to provide risk reporting and ensure security and compliance.

Chief Information Security Officer: Our CISO has led the Company’s security team for more than seven years, overseeing the implementation of multiple new technologies and processes to help protect the organization. Prior to joining the Company, he served as a Subject Mater Expert for Threat Prevention at a cyber security firm, consulted for local government, held other security and technology roles in higher education, and served in the U.S. Navy. He is also a co-author/contributor for the joint book project, Understanding New Security Threats published by Routledge in 2019, and has published articles and made conference keynote and podcast appearances over the years on cybersecurity topics.

For more information regarding the risks we face from cybersecurity threats, please see “Item 1A, Risk Factors.”

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

In addition to its owned facilities, GCE leases 39 off-campus classroom and laboratory sites for use in serving its university partners, four office locations in California, and office space in Indianapolis, Indiana. GCE has commitments to add more off-campus classroom and laboratory sites as of December 31, 2024 that have not yet commenced and plans to add additional off-campus classroom and laboratory sites in Arizona and in other states in the

U.S. to accommodate our growth plans in 2025 and beyond. GCE works to maximize energy efficiency and minimize environmental impact in operating its leased facilities just as it does with its owned properties.

Item 3.          Legal Proceedings

For information regarding our other material pending legal proceedings, see the sections entitled Pending Litigation Matters within Note 7 Commitments and Contingencies of our notes to consolidated financial statements included in Part IV, Item 15 of this report, which section is incorporated by reference into this Part I, Item 3.

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

Holders

As of December 31, 2024, there were approximately 176 registered holders of record of common stock. A substantially greater number of holders of common stock are “street name” or beneficial holders, whose shares are held of record by banks, brokers and other financial institutions.

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

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

On January 29, 2025, our Board of Directors approved a $200.0 million increase under the Company’s existing stock repurchase program, reflecting an aggregate authorization for share repurchases since the initiation of the program of $2,245.0 million. The current expiration date on the repurchase authorization by the Board of Directors is March 1, 2026. Repurchases occur at the Company’s discretion and the Company may modify, suspend or discontinue the repurchase authorization at any time. Repurchases may be made in the open market or in privately negotiated transactions, pursuant to the applicable SEC rules. The amount and timing of future share repurchases, if any, will be made as market and business conditions warrant.

Since the initial approval of our share repurchase plan, we have repurchased 23,883,357 shares of common stock at an aggregate cost of $1,945.4 billion, which purchases are recorded at cost in the accompanying December 31, 2024 consolidated balance sheet and statement of stockholders’ equity. At December 31, 2024, there remained $99.6 million available under our current share repurchase authorization (which authorization was increased to $299.6 million in January 2025). During the fourth quarter and the year ended December 31, 2024, GCE repurchased 416,497 and 1,141,678 shares of common stock, respectively, at an aggregate cost of $64.8 million and $165.4 million, respectively.

The following table sets forth our share repurchases of common stock and our share repurchases in lieu of taxes, which are not included in the repurchase plan totals as they were effected in conjunction with the vesting of restricted share awards, during each period in the fourth quarter of fiscal 2024:

			Total Number of	Maximum Dollar
			Shares Purchased as	Value of Shares
		Average	Part of Publicly	That May Yet Be
	Total Number of	Price Paid	Announced	Purchased Under
Period	Shares Purchased	Per Share	Program	the Program
Share Repurchases
October 1, 2024 – October 31, 2024	117,477	$134.95	117,477	$148,600,000
November 1, 2024 – November 30, 2024	139,251	$161.54	139,251	$126,100,000
December 1, 2024 – December 31, 2024	159,769	$165.85	159,769	$99,600,000
Total	416,497	$155.69	416,497	$99,600,000
Tax Withholdings
October 1, 2024 – October 31, 2024	—	$—	—	$—
November 1, 2024 – November 30, 2024	—	$—	—	$—
December 1, 2024 – December 31, 2024	—	$—	—	$—
Total	—	$—	—	$—

GCE Stock Performance

The following graph compares the cumulative total return of our common stock with the cumulative total returns of the S&P 500 Index and our education services peer group of seven companies that includes: Wiley Education Services, Pearson plc, CHEGG, Inc., Laureate Education, Inc., Strategic Education, Inc., Adtalum Global Education, Inc. and Coursera. This chart assumes that an investment of $100 was made in our common stock, in the index, and in the peer group on December 31, 2019 and that all dividends paid (if any) were reinvested, and tracks the relative performance of such investments through December 31, 2024.

	12/19	12/20	12/21	12/22	12/23	12/24
Grand Canyon Education, Inc.	100.00	97.20	89.48	110.30	137.84	171.00
S&P 500	100.00	118.40	152.39	124.79	157.59	197.02
2024 Peer Group	100.00	122.18	92.11	90.83	100.46	113.82

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

Item 6.       [Reserved]

Item 7.      Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations for the years ended December 31, 2024 and 2023 should be read in conjunction with our consolidated financial statements and related notes that appear in Item 8, Consolidated Financial Statements and Supplementary Data. In addition to historical information, the following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to these differences include those discussed below and elsewhere in this Annual Report on Form 10-K, particularly in Special Note Regarding Forward-Looking Statements and in Item 1A, Risk Factors.

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

We also provide education services to numerous university partners across the United States. In the healthcare field, we work in partnership with universities and healthcare networks across the country, offering healthcare-related academic programs at off-campus classroom and laboratory sites located near healthcare providers and developing high-quality, career-ready graduates, who enter the workforce ready to meet the demands of the healthcare industry. In addition, we have provided certain services to a university partner to assist them in expanding their online graduate programs. As of December 31, 2024, GCE provides education services to 22 university partners across the United States.

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

Income taxes. We recognize the amount of taxes payable or refundable for the current year and deferred tax assets and liabilities for future tax consequences of events that have been recognized in our consolidated financial statements or tax returns. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which the temporary differences are expected to be realized. Our deferred tax assets are subject to periodic recoverability assessments. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount that more likely than not will be realized. Realization of the deferred tax assets is principally dependent upon achievement of projected future taxable income offset by deferred tax liabilities. We evaluate the realizability of the deferred tax assets annually. Since becoming a taxable corporation in August 2005, we have not recorded any valuation allowances to date on our deferred income tax assets. We evaluate and account for uncertain tax positions using a two-step approach. Recognition occurs when we conclude that a tax position based solely on its technical merits, is more-likely-than-not to be sustained upon examination. Measurement determines the amount of benefit that is greater than 50% likely to be realized upon the ultimate settlement with a taxing authority that has full knowledge of the facts. Derecognition of a tax position that was previously recognized occurs when we determine that a tax position no longer meets the more-likely-than-not threshold of being sustained upon examination. As of December 31, 2024 and 2023, GCE has reserved approximately $14,626 and $13,631, respectively, for uncertain tax positions, including interest and penalties.

Results of Operations

For a discussion of the results of operations for fiscal year 2023 vs 2022, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K filed with the SEC for the fiscal year ended December 31, 2023 incorporated herein by reference.

The following table sets forth certain income statement data as a percentage of revenue for each of the periods indicated. Amortization of intangible assets have been excluded from the table below:

	Year Ended December 31,
	2024	2023
Costs and expenses
Technology and academic services	16.0%	16.1%
Counseling services and support	31.3	31.5
Marketing and communication	20.6	21.1
General and administrative	4.5	4.5

Year Ended December 31, 2024 Compared to Year Ended December 31, 2023

Service revenue. Our service revenue for the year ended December 31, 2024 was $1,033.0 billion, an increase of $72.1 million, or 7.5%, as compared to service revenue of $960.9 million for the year ended December 31, 2023. The increase year over year in service revenue was primarily due to an increase in GCU enrollments to 123,149 at December 31, 2024, an increase of 5.0% over enrollments at December 31, 2023. Partner enrollments totaled 127,155 at December 31, 2024 as compared to 121,250 at December 31, 2023. University partner enrollments at our off-campus classroom and laboratory sites were 4,919, an increase of 9.8% over enrollments at December 31, 2023, which includes 913 and 510 GCU students at December 31, 2024 and 2023, respectively, and an increase in revenue per student year over year. Excluding sites closing in 2024 to new enrollments, total enrollments at our off-campus classroom and laboratory sites increased 14.9% between years. The increase in revenue per student between years is primarily due to the service revenue per student for ABSN students at off-campus classroom and laboratory sites generating a significantly higher revenue per student than we earn under our agreement with GCU, as these agreements generally provide us with a higher revenue share percentage, the partners have higher tuition rates than GCU and the majority of our partners’ students take more credits on average per semester. The increase in revenue per student in the year ended December 31, 2024 was also due to the additional day for leap year in 2024 which added additional service revenue of $1.5 million as compared to the prior year and we earned revenue in 2024 with a university partner in which we helped the partner develop an ABSN program under a cost plus arrangement. We will earn limited revenue with this partner going forward. Contract modifications for some of our university partners in which the revenue share percentage was reduced in exchange for us no longer reimbursing the partner for certain faculty costs and the termination of one university partner contract at the end of the Spring 2024 semester had the effect of reducing revenue per student.

Partner enrollments totaled 127,155 at December 31, 2024 as compared to 121,250 at December 31, 2023. Although partner enrollments at our off-campus classroom and laboratory sites returned to year over year growth in 2024, some existing partners continue to experience reduced incoming cohort sizes which has slowed the growth. We believe the growth in the number of ABSN students continues to be negatively impacted by the strong job market as these students have historically been individuals with already completed bachelor’s degrees choosing to re-career into one of these health professions. To address this challenge, we have been working with our university partners to adjust their programs to allow students with the required education experience but without a completed bachelor’s degree to enter their programs. The majority of those partners that have made the adjustment to admit students without a completed bachelor’s degree had new enrollment growth on a year over year basis in the Summer and Fall 2024 semesters.

We opened five sites in the year ended December 31, 2023, six sites in the year ended December 31, 2024 and closed one site increasing the total number of these sites to 45 at December 31, 2024, which has also positively impacted the enrollment growth. Enrollments for GCU ground students were 24,552 at December 31, 2024 down from 25,209 at December 31, 2023 due to a small decline in traditional ground students year over year and the continued decline in professional studies students (working adults attending the university’s traditional campus at night), partially offset by an increase in ABSN students between years. GCU online enrollments were 98,597 at December 31, 2024, up from 92,070 at December 31, 2023, an increase of 7.1% between years.

Technology and academic services. Our technology and academic services expenses for the year ended December 31, 2024 were $165.1 million, an increase of $10.2 million, or 6.6%, as compared to technology and academic services expenses of $154.9 million for the year ended December 31, 2023. This increase was primarily due to increases in other technology and academic costs and in occupancy and depreciation of $8.3 million and $4.9 million, respectively, partially offset by a decrease in employee compensation and related expenses, including share-based compensation of $3.0 million. The increases in other technology and academic costs and occupancy and depreciation were primarily due to the costs associated with the increased number of off-campus classroom and laboratory sites to support our 22 university partners and their increased enrollment growth as well as an increase in curriculum cost reimbursement to our university partners. The decrease in employee compensation and related expenses is primarily due to decreased faculty reimbursements due to changes in our agreements with certain university partners whereby we no longer reimburse these partners for their faculty costs, partially offset by increased headcount to support our 22 university partners and their increased enrollment growth, tenure-based salary adjustments, benefit costs and the increased number of off-campus classroom and laboratory sites year over year. Our technology and academic services expenses as a percentage of revenue decreased by 0.1% to 16.0% for the year ended December 31, 2024, from 16.1% for the year ended December 31, 2023. This decrease was primarily due to the decreased faculty reimbursements between years partially offset by the growing curriculum cost reimbursement. We anticipate that technology and academic services expenses as a percentage of revenue will increase in the future as we open more off-site classroom and laboratory sites and the growing curriculum cost reimbursements although these increases might be offset by lower faculty reimbursements if more partners choose to adjust their contracts.

Counseling services and support. Our counseling services and support expenses for the year ended December 31, 2024 were $323.5 million, an increase of $21.2 million, or 7.0%, as compared to counseling services and support expenses of $302.3 million for the year ended December 31, 2023. This increase was primarily attributable to increases in employee compensation and related expenses including share-based compensation and benefits, in occupancy and depreciation costs and in other counseling services and support expenses of $18.0 million, $2.9 million and $0.3 million, respectively. The increases in employee compensation including share-based compensation and benefits were primarily due to increased headcount to support our university partners, and their planned increases in enrollment, tenure-based salary adjustments, benefit costs and the increased number of off-campus classroom and laboratory sites open year over year. The increase in occupancy and depreciation is primarily related to higher depreciation expense associated with our continued enhancements to technology infrastructure and internal-use software development. The increase in other counseling services and support expenses is primarily the result of increased travel costs for our 22 university partners. Our counseling services and support expenses as a percentage of revenue decreased 0.2% to 31.3% for the year ended December 31, 2024, from 31.5% for the year ended December 31, 2023 primarily due to our ability to leverage our counseling services and support expenses across an increasing revenue base. We anticipate that counseling services and support expense will increase in the future as we continue to invest to meet our partners’ needs although we might continue to have a decline in these costs as a percentage of revenue.

Marketing and communication. Our marketing and communication expenses for the year ended December 31, 2024 were $212.4 million, an increase of $9.6 million, or 4.7%, as compared to marketing and communication expenses of $202.8 million for the year ended December 31, 2023. This increase was primarily attributable to the increased cost to market our university partners’ programs and to the marketing of new university partners and new locations which resulted in increased advertising of $7.7 million, increased employee compensation, including share-based compensation and benefits of $1.1 million, an increase in other marketing and communication expenses of $0.5 million and an increase in occupancy and depreciation costs of $0.3 million. Our marketing and communication expenses as a percentage of revenue decreased by 0.5% to 20.6% for the year ended December 31, 2024, from 21.1% for the year ended December 31, 2023, primarily due to our ability to leverage our marketing and communication expenses across an increasing revenue base. We anticipate that marketing and communication expenses will increase in the future as we continue to invest to meet our partners’ needs although we might continue to have a decline in these costs as a percentage of revenue.

General and administrative. Our general and administrative expenses for the year ended December 31, 2024 were $46.3 million, an increase of $3.1 million, or 7.1%, as compared to general and administrative expenses of $43.2 million for the year ended December 31, 2023. This increase was primarily attributable to an increase in professional fees including legal costs of $2.2 million, employee compensation, including share-based compensation and benefits of $1.4 million, which includes $1.1 million in severance costs recorded for an executive that resigned June 30, 2024, an increase in contributions in lieu of state income taxes of $1.0 million and increases in occupancy and depreciation costs of $0.2 million. These increases were partially offset by a decrease in other administrative expenses of $1.7 million primarily due to lower travel costs. Our general and administrative expenses as a percentage of revenue stayed flat at 4.5% for the years ended December 31, 2024 and 2023 due to our ability to leverage our general and administrative expenses across an increasing revenue base partially offset by the severance costs and the increase in professional fees including legal costs. We anticipate that general and administrative expenses will increase in the future and these costs as a percentage of revenue might increase if legal costs continue to rise faster than our revenue growth rate.

Impairment and other. Impairment and other expenses of $1.9 million for the year ended December 31, 2024 primarily includes the write-off of an internal use software project that the Company had been attempting to develop for its other university partners that has been terminated and costs relating to exiting certain off-campus classroom and laboratory sites.

Amortization of intangible assets. Amortization of intangible assets for the years ended December 31, 2024 and 2023 were $8.4 million for both periods. As a result of the Acquisition, certain identifiable intangible assets were created (primarily customer relationships) that will be amortized over their expected lives.

Investment interest and other. Investment interest and other for the year ended December 31, 2024 was $15.9 million, an increase of $5.4 million, as compared to $10.5 million for the year ended December 31, 2023 due to higher investment balances and higher returns on those balances.

Income tax expense. Income tax expense for the year ended December 31, 2024 was $65.1 million, an increase of $10.4 million, or 19.0%, as compared to income tax expense of $54.7 million for the year ended December 31, 2023. Our effective tax rate was 22.3% during the year ended December 31, 2024 compared to 21.1% during the year ended

December 31, 2023. The effective tax rate increased year over year due to higher state income taxes. This was partially offset by an increase in excess tax benefits of $1.5 million as compared to $0.9 million in the years ended December 31, 2024 and 2023, respectively, and a higher contribution in lieu of state income taxes of $4.5 million in 2024 compared to $3.5 million in 2023. The inclusion of excess tax benefits and deficiencies as a component of our income tax expense increases the volatility within our provision for income taxes as the amount of excess tax benefits or deficiencies from share-based compensation awards are dependent on our stock price at the date the restricted awards vest. Our restricted stock vests in March each year so any benefit or expense will primarily impact the first quarter each year.

Net income. Our net income for the year ended December 31, 2024 was $226.2 million, an increase of $21.2 million, or 10.4% as compared to $205.0 million for the year ended December 31, 2023, due to the factors discussed above.

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

Liquidity and Capital Resources

	As of December 31,
(In thousands)	2024	2023
Cash, cash equivalents and investments	$324,623	$244,506

Overview

Our liquidity position, as measured by cash and cash equivalents and investments increased by $80.1 million between December 31, 2023 and December 31, 2024, which was largely attributable to cash flows from operations exceeding share repurchases, investment purchases, net of proceeds and capital expenditures during the year ended December 31, 2024. Our unrestricted cash and cash equivalents and investments were $324.6 million and $244.5 million at December 31, 2024 and 2023, respectively.

Based on our current level of operations and anticipated growth, we believe that our cash flow from operations and other sources of liquidity, including cash and cash equivalents and investments, will provide adequate funds for ongoing operations, planned capital expenditures, and working capital requirements for at least the next 24 months.

Cash Flows from Operating Activities

	Year Ended December 31,
(In thousands)	2024	2023
Net cash provided by operating activities	$289,958	$243,662

The increase in cash generated from operating activities between the year ended December 31, 2023 and the year ended December 31, 2024 was primarily due to increased income and changes in working capital balances, primarily accounts payable and accrued liabilities. Accounts payable increased between December 31, 2023 and December 31, 2024 by $9.7 million compared to the decrease between December 31, 2022 and December 31, 2023 of $3.1 million due to the timing of vendor payments. Accrued liabilities increased by $4.3 million between December 31, 2023 and December 31, 2024 whereas it decreased by $2.0 million between December 31, 2022 and December 31, 2023 due to timing differences between the last pay period at the end of each fiscal year. We define working capital as the assets and liabilities, other than cash, generated through the Company’s primary operating activities. Changes in these balances are included in the changes in assets and liabilities presented in the consolidated statement of cash flows.

Cash Flows from Investing Activities

	Year Ended December 31,
(In thousands)	2024	2023
Net cash provided by (used in) investing activities	$61,365	$(80,472)

Investing activities provided $61.4 million of cash in the year ended December 31, 2024 compared to consuming $80.5 million in the year ended December 31, 2023.

Cash provided by or used in investing activities includes net investment activity. In the year ended December 31, 2024, proceeds from the sale of investments, net of purchases of available-for-sale securities were $99.0 million as the Company sold all its investments in the third quarter of 2024 and the proceeds were invested in cash and cash equivalents. In the year ended December 31, 2023, the purchase of available-for-sale securities, net of proceeds from the sale of investments were $35.0 million.

In the year ended December 31, 2024 and 2023 cash used in investing activities also included capital expenditures totaling $37.2 million and $44.5 million, respectively. Capital expenditures for both periods primarily consisted of leasehold improvements and equipment for new off-campus classroom and laboratory sites, as well as purchases of computer equipment, internal use software projects and furniture and equipment to support our increasing employee headcount. The Company incurs upfront expenses and capital expenditures prior to an off-campus classroom and laboratory site being opened. The Company intends to continue to spend approximately $30.0 million to $40.0 million per year for capital expenditures.

Cash Flows from Financing Activities

	Year Ended December 31,
(In thousands)	2024	2023
Net cash used in financing activities	$(173,175)	$(137,124)

Financing activities consumed $173.2 million of cash in the year ended December 31, 2024 compared to $137.1 million in the year ended December 31, 2023.

During the year ended December 31, 2024 and 2023, $165.4 million and $130.8 million, respectively was used to purchase treasury stock in accordance with GCE’s share repurchase program. In 2024 and 2023, $7.8 million and $6.3 million, respectively, of cash was utilized to purchase common shares withheld in lieu of income taxes resulting from the vesting of restricted share awards. The Company intends to continue using a significant portion of its cash flows from operations to repurchase its shares.

Share Repurchase Program

On January 29, 2025, our Board of Directors increased the authorization under its existing stock repurchase program by $200.0 million, reflecting an aggregate authorization for share repurchases since the initiation of the program of $2,245.0 million. The current expiration date on the repurchase authorization by our Board of Directors is March 1, 2026. Repurchases occur at the Company’s discretion and the Company may modify, suspend or discontinue the repurchase authorization at any time.

Under our share repurchase authorization, we may purchase shares in the open market or in privately negotiated transactions, pursuant to the applicable SEC rules. The amount and timing of future share repurchases, if any, will be made as market and business conditions warrant.

Since 2011, we have repurchased 23.9 million shares of common stock at an aggregate cost of $1,945.4 million, which includes 1,141,678 shares of common stock at an aggregate cost of $165.4 million during the year ended December 31, 2024.

Contractual Obligations

Our contractual obligations primarily consist of capital expenditures primarily for new off-campus classroom and laboratory sites opening and continued spend on computer equipment, software licenses, internal software development and furniture and equipment to support our increasing employee headcount. See Note 6 - Leases, in Item 8,

Consolidated Financial Statements and Supplementary Data. There are no other material contractual obligations or commitments for the Company.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have had or are reasonably likely to have a material current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources as of December 31, 2024.

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

The following table reconciles net income to Adjusted EBITDA for the periods indicated:

	Year Ended December 31,
	2024	2023
Net income	$226,234	$204,985
Plus: interest expense	4	33
Less: investment interest and other	(15,920)	(10,452)
Plus: income tax expense	65,081	54,690
Plus: amortization of intangible assets	8,419	8,419
Plus: depreciation and amortization	28,135	23,554
EBITDA	311,953	281,229
Plus: contributions in lieu of state income taxes(a)	4,500	3,500
Plus: share-based compensation(b)	14,225	13,204
Plus: litigation and regulatory costs(c)	6,203	3,628
Plus: impairment and other(d)	1,897	—
Plus: loss on fixed asset disposal(e)	102	741
Plus: severance costs(f)	1,133	—
Adjusted EBITDA	$340,013	$302,302
(a)	Represents contributions to various private Arizona school tuition organizations to assist with funding for education. In connection with such contributions made, we received a dollar-for-dollar state income tax credit, which resulted in a reduction in our effective income tax rate to 22.3% and 21.1% for the years ended December 31, 2024 and 2023, respectively. Had these contributions not been made, our effective tax rate would have been 23.5% and 22.1% for 2024 and 2023, respectively. Such contributions are viewed by our management to be made in lieu of payments of state income taxes and are therefore excluded from evaluation of our core operating performance.
(b)	Reflects share-based compensation expense.
(c)	Reflects primarily regulatory litigation.
(d)	Reflects primarily the write-off of an internal use software project and costs related to exiting from off-campus classroom and laboratory sites.
(e)	Represent loss on fixed asset disposals.
(f)	Represents severance costs related to an executive that resigned effective June 30, 2024.

Recent Accounting Pronouncements

See Note 2 - Summary of Significant Accounting Policies, in Item 8, Consolidated Financial Statements and Supplementary Data.

Item 7A.         Quantitative and Qualitative Disclosures about Market Risk

Market risk.

As of December 31, 2024, we have no derivative financial instruments or derivative commodity instruments. Although we do not currently have any investments, we have historically, and may in the future invest cash in excess of current operating requirements in short term certificates of deposit and money market instruments, municipal bond portfolios, or municipal mutual funds at multiple financial institutions.

Interest rate risk.

We manage interest rate risk by investing excess funds in cash equivalents, BBB or higher rated corporate bonds, commercial paper, agency bonds, municipal securities, asset backed securities, municipal bonds, and collateralized mortgage obligations bearing variable interest rates, which are tied to various market indices or individual bond coupon rates. Our future investment income may fall short of expectations due to changes in interest rates or we may suffer losses in principal if we are forced to sell securities before their maturity date that have declined in market value due to changes in interest rates. At December 31, 2024, we do not currently have any investments, and therefore a 10% increase or decrease in interest rates would not have a material impact on our future earnings, fair values, or cash flows.

Item 8.        Consolidated Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
Grand Canyon Education, Inc.:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Grand Canyon Education, Inc. and subsidiaries (the Company) as of December 31, 2024 and 2023, the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2024, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2024, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 19, 2025 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

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

Evaluation of the sufficiency of audit evidence over service revenue

As discussed in Note 2 to the consolidated financial statements, service revenue is recognized from the delivery of support services to institutions in the post-secondary education sector of the United States (University Partners). The transaction price for support services is based on the Company receiving a contracted percentage of the University Partner’s tuition and fee revenue. The tuition and fee information received varies depending on the respective University Partner’s reporting processes and the services provided. The Company recorded $1,033 million of service revenue for the year ended December 31, 2024.

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

Phoenix, Arizona
February 19, 2025

Grand Canyon Education, Inc.

Consolidated Balance Sheets

	As of December 31,
(In thousands, except par value)	2024	2023

ASSETS:
Current assets
Cash and cash equivalents	$324,623	$146,475
Investments	—	98,031
Accounts receivable, net	82,948	78,811
Income tax receivable	490	1,316
Other current assets	11,915	12,889
Total current assets	419,976	337,522
Property and equipment, net	176,823	169,699
Right-of-use assets	99,541	92,454
Amortizable intangible assets, net	159,962	168,381
Goodwill	160,766	160,766
Other assets	1,357	1,641
Total assets	$1,018,425	$930,463
LIABILITIES AND STOCKHOLDERS’ EQUITY:
Current liabilities
Accounts payable	$26,721	$17,676
Accrued compensation and benefits	33,183	31,358
Accrued liabilities	29,620	26,725
Income taxes payable	8,559	10,250
Deferred revenue	—	—
Current portion of lease liability	12,883	11,024
Total current liabilities	110,966	97,033
Deferred income taxes, noncurrent	26,527	26,749
Other long-term liability	1,444	410
Lease liability, less current portion	95,635	88,257
Total liabilities	234,572	212,449
Commitments and contingencies
Stockholders’ equity
Preferred stock, $0.01 par value, 10,000 shares authorized; 0 shares issued and outstanding at December 31, 2024 and December 31, 2023	—	—
Common stock, $0.01 par value, 100,000 shares authorized; 54,090 and 53,970 shares issued and 28,858 and 29,953 shares outstanding at December 31, 2024 and December 31, 2023, respectively	541	540
Treasury stock, at cost, 25,232 and 24,017 shares of common stock at December 31, 2024 and December 31, 2023, respectively	(2,024,370)	(1,849,693)
Additional paid-in capital	336,736	322,512
Accumulated other comprehensive loss	—	(57)
Retained earnings	2,470,946	2,244,712
Total stockholders’ equity	783,853	718,014
Total liabilities and stockholders’ equity	$1,018,425	$930,463

The accompanying notes are an integral part of these consolidated financial statements.

Grand Canyon Education, Inc.

Consolidated Income Statements

	Year Ended December 31,
(In thousands, except per share data)	2024	2023	2022
Service revenue	$1,033,002	$960,899	$911,306
Costs and expenses:
Technology and academic services	165,085	154,870	150,493
Counseling services and support	323,484	302,319	273,313
Marketing and communication	212,420	202,800	196,090
General and administrative	46,298	43,235	45,491
Impairment and other	1,897	—	—
Amortization of intangible assets	8,419	8,419	8,419
Total costs and expenses	757,603	711,643	673,806
Operating income	275,399	249,256	237,500
Interest expense	(4)	(33)	(2)
Investment interest and other	15,920	10,452	2,621
Income before income taxes	291,315	259,675	240,119
Income tax expense	65,081	54,690	55,444
Net income	$226,234	$204,985	$184,675
Earnings per share:
Basic income per share	$7.77	$6.83	$5.75
Diluted income per share	$7.73	$6.80	$5.73
Basic weighted average shares outstanding	29,104	29,991	32,131
Diluted weighted average shares outstanding	29,271	30,147	32,237

The accompanying notes are an integral part of these consolidated financial statements.

Grand Canyon Education, Inc.

Consolidated Statements of Comprehensive Income

	Year Ended December 31,
(In thousands)	2024	2023	2022
Net income	$226,234	$204,985	$184,675
Other comprehensive income, net of tax:
Realized gains on available-for-sale securities, net of taxes of $17 for the year ended December 31, 2024	57	—	—
Unrealized gains (losses) on available-for-sale securities, net of taxes of $151 and $168 for the years ended December 31, 2023 and 2022, respectively	—	476	(533)
Comprehensive income	$226,291	$205,461	$184,142

The accompanying notes are an integral part of these consolidated financial statements.

Grand Canyon Education, Inc.

Consolidated Statements of Stockholders’ Equity

(In thousands)

	Year Ended December 31, 2024
						Accumulated
					Additional	Other
	Common Stock		Treasury Stock		Paid-in	Comprehensive	Retained
	Shares	Par Value	Shares	Cost	Capital	Loss	Earnings	Total
Balance at December 31, 2021	53,637	$536	15,915	$(1,107,211)	$296,670	$—	$1,855,052	$1,045,047
Comprehensive income	—	—	—	—	—	(533)	184,675	184,142
Common stock purchased for treasury	—	—	6,795	(599,587)	—	—	—	(599,587)
Restricted shares forfeited	—	—	10	—	—	—	—	—
Share-based compensation	193	2	52	(4,625)	12,640	—	—	8,017
Exercise of stock options	—	—	—	—	—	—	—	—
Balance at December 31, 2022	53,830	$538	22,772	$(1,711,423)	$309,310	$(533)	$2,039,727	$637,619
Comprehensive income	—	—	—	—	—	476	204,985	205,461
Common stock purchased for treasury	—	—	1,170	(131,939)	—	—	—	(131,939)
Restricted shares forfeited	—	—	19	—	—	—	—	—
Share-based compensation	140	2	56	(6,331)	13,202	—	—	6,873
Balance at December 31, 2023	53,970	$540	24,017	$(1,849,693)	$322,512	$(57)	$2,244,712	$718,014
Comprehensive income	—	—	—	—	—	57	226,234	226,291
Common stock purchased for treasury	—	—	1,142	(166,907)	—	—	—	(166,907)
Restricted shares forfeited	—	—	16	—	—	—	—	—
Share-based compensation	120	1	57	(7,770)	14,224	—	—	6,455
Balance at December 31, 2024	54,090	$541	25,232	$(2,024,370)	$336,736	$—	$2,470,946	$783,853

The accompanying notes are an integral part of these consolidated financial statements.

Grand Canyon Education, Inc.

Consolidated Statements of Cash Flows

	Year Ended December 31,
(In thousands)	2024	2023	2022
Cash flows provided by operating activities:
Net income	$226,234	$204,985	$184,675
Adjustments to reconcile net income to net cash provided by operating activities:
Share-based compensation	14,225	13,204	12,642
Depreciation and amortization	28,135	23,554	22,758
Amortization of intangible assets	8,419	8,419	8,419
Deferred income taxes	(165)	402	401
Other, including impairment and fixed asset disposals	1,227	(442)	853
Changes in assets and liabilities:
Accounts receivable from university partners	(4,137)	(1,398)	(7,350)
Other assets	1,170	(1,639)	(2,604)
Right-of-use assets and lease liabilities	1,799	2,105	1,193
Accounts payable	9,664	(3,109)	(3,894)
Accrued liabilities	4,252	(1,974)	(1,023)
Income taxes receivable/payable	(865)	(445)	4,759
Deferred revenue	—	—	(10)
Net cash provided by operating activities	289,958	243,662	220,819
Cash flows provided by (used in) investing activities:
Capital expenditures	(37,248)	(44,537)	(35,232)
Additions of amortizable content	(412)	(897)	(397)
Purchases of investments	(48,594)	(98,853)	(171,549)
Proceeds from sale or maturity of investments	147,619	63,815	110,039
Net cash provided by (used in) investing activities	61,365	(80,472)	(97,139)
Cash flows used in financing activities:
Repurchase of common shares and shares withheld in lieu of income taxes	(173,175)	(137,124)	(604,212)
Net cash used in financing activities	(173,175)	(137,124)	(604,212)
Net increase in cash and cash equivalents and restricted cash	178,148	26,066	(480,532)
Cash and cash equivalents and restricted cash, beginning of period	146,475	120,409	600,941
Cash and cash equivalents and restricted cash, end of period	$324,623	$146,475	$120,409
Supplemental disclosure of cash flow information
Cash paid for interest	$4	$33	$2
Cash paid for income taxes	$65,261	$59,026	$48,573
Supplemental disclosure of non-cash investing and financing activities
Purchases of property and equipment included in accounts payable	$1,065	$1,909	$1,131
ROU Asset and Liability recognition	$7,087	$19,735	$15,067
Excise tax on treasury stock repurchases	$1,502	$1,146	$—

The accompanying notes are an integral part of these consolidated financial statements.

1. Nature of Business

Grand Canyon Education, Inc. (together with its subsidiaries, the “Company” or “GCE”) is a publicly traded education services company dedicated to serving colleges and universities. GCE has developed significant technological solutions, infrastructure and operational processes to provide services to these institutions on a large scale. GCE’s most significant university partner is Grand Canyon University (“GCU”), an Arizona non-profit corporation that operates a comprehensive regionally accredited university that offers graduate and undergraduate degree programs, emphases and certificates across ten colleges both online, on ground at its campus in Phoenix, Arizona and at eight off-site classroom and laboratory sites.

We also provide education services to numerous university partners across the United States. In the healthcare field, we work in partnership with a growing number of top universities and healthcare networks across the country, offering healthcare-related academic programs at off-campus classroom and laboratory sites located near healthcare providers and developing high-quality, career-ready graduates who enter the workforce ready to meet the demands of the healthcare industry. In addition, we have provided certain services to a university partner to assist them in expanding their online graduate programs. As of December 31, 2024, GCE provides education services to 22 university partners across the Unites States.

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

Investments

As of December 31, 2024 the Company had no investments. As of December 31, 2023 the Company considered investments in corporate bonds, agency bonds, treasury bills and commercial paper as available-for-sale securities based on the Company’s intent for the respective securities. Available-for-sale securities are carried at fair value, determined using Level 1 and Level 2 of the hierarchy of valuation inputs, with the use of quoted market prices and inputs other than quoted prices that are observable for the assets. Unrealized investment gains and losses, net of tax, are reported as a separate component of other comprehensive income. Unrealized losses considered to be other-than temporary are recognized currently in earnings. Amortization of premiums, accretion of discounts, interest and dividend income and realized gains and losses are included in interest and other income.

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

Costs that are capitalized include payroll and payroll-related costs for employees who are directly associated and spend time producing content and payments to faculty and subject matter experts involved in the process.  The Company starts capitalizing content costs when it begins to develop or to convert a particular course, resources have been assigned and a timeline has been set. The content asset is placed in service when all work is complete and the curriculum could be used for instruction. Capitalized content development assets are included in other assets in our consolidated balance sheets. The Company has concluded that the most appropriate method to amortize the deferred content assets is on a straight-line basis over the estimated life of the course, which is generally four years which corresponds with course’s review and major revision cycle. As of December 31, 2024 and 2023, $658 and $746, respectively, net of amortization, of deferred content assets are included in other assets in the Company’s consolidated balance sheets and amortization is included in technical and academic services where the costs originated.

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

Finite-lived intangible assets that are acquired in a business combination are recorded at fair value on their acquisition dates and are amortized using a method that reflects the pattern in which the economic benefits of the intangible assets are consumed or on a straight-line basis over the estimated useful life of the intangible asset if the pattern of economic benefit cannot be reliability determined. Finite-lived intangible assets consist of university partner relationships and trade names. The Company reviews its finite-lived intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an intangible asset may not be recoverable. There were no indicators that the carrying amount of the finite-lived intangible assets were impaired as of December 31, 2024. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to undiscounted future net cash flows expected to be generated by the assets. If such intangible assets are not recoverable, a potential impairment loss is recognized to the extent the carrying amounts of the assets exceeds the fair value of the assets.

Share-Based Compensation

The Company measures and recognizes compensation expense for share-based payment awards made to employees and directors. The fair value of the Company’s restricted stock awards is based on the market price of its common stock on the date of grant. Stock-based compensation expense related to restricted stock grants is expensed over the vesting period using the straight-line method for Company employees and the Company’s board of directors (the “Board of Directors”). The Company recognizes forfeitures as they occur.

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

The Company applies a more-likely-than-not threshold for financial statement recognition and measurement of an uncertain tax position taken or expected to be taken in a tax return. The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. As of December 31, 2024 and 2023, the Company has reserved approximately $14,626 and $13,631, respectively, for uncertain tax positions, including interest and penalties, which is classified within accrued liabilities on the accompanying consolidated balance sheet.

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

The Company’s receivables represent unconditional rights to consideration from our Services Agreements with our university partners. Accounts receivable, net is stated at net realizable value and contains billed and unbilled revenue. The Company utilizes the allowance method to provide for doubtful accounts based on its evaluation of the collectability of the amounts due. There have been no amounts written off and no reserves established as of December 31, 2024 given historical collection experience and an evaluation of reasonable and supportable forecasts of economic conditions and other pertinent factors affecting the Company’s customers such as known credit risk or industry trends. The Company will continue to review and revise its allowance methodology based on its collection experience with its partners.

For our partners with unbilled revenue, revenue recognition occurs in advance of billings. Billings for some university partners do not occur until after the service period has commenced and final enrollment information is available. Our unbilled revenue of $115 and $188 as of December 31, 2024 and 2023, respectively, are included in accounts receivable in our consolidated balance sheets. Deferred revenue represents the excess of amounts received as compared to amounts recognized in revenue on our consolidated statements of income as of the end of the reporting period, and such amounts are reflected as a current liability on our consolidated balance sheets. We generally receive payments for our services billed within 30 days of invoice. These payments are recorded as deferred revenue until the services are delivered and revenue is recognized.

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

Impairment and other

Impairment and other primarily includes the write-off of an internal use software project that has been terminated that it had been attempting to develop for its other university partners and costs relating to exiting from certain off-campus classroom and laboratory sites.

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

Concentration of Credit Risk

The Company believes the credit risk related to cash equivalents and investments is limited due to its adherence to an investment policy that required investments to have a minimum BBB rating, depending on the type of security, by one major rating agency at the time of purchase. All of the Company’s cash equivalents and investments as of December 31, 2024 and 2023 consist of investments rated BBB or higher by at least one rating agency. Additionally, the Company utilizes at least one financial institution to conduct initial and ongoing credit analysis on its investment portfolio to monitor and lower the potential impact of market risk associated with its cash equivalents and investment portfolio. Financial instruments that potentially subject the Company to concentration of credit risk consist principally of cash balances, which are primarily invested in money market funds or on deposit at high credit quality financial institutions in the U.S. Accounts at each institution are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000. At December 31, 2024 and December 31, 2023, the Company had $323,124 and $145,474, respectively, in excess of the FDIC insured limit. The Company is also subject to credit risk for its accounts receivable balance. The Company has not experienced any losses on accounts receivables since July 1, 2018, the date the Company transitioned to an education service company. To manage accounts receivable risk, the Company maintains an allowance for doubtful accounts, if needed. Our dependence on our most significant university partner, with 88.9% and 87.8% of total service revenue for the years ended December 31, 2024 and 2023, respectively, subjects us to the risk that declines in our customer’s operations would result in a sustained reduction in service revenue for the Company.

Segment Information

The Company operates as a single education services company using a core infrastructure that serves the curriculum and educational delivery needs of its university partners. The Company’s Chief Executive Officer (the “Chief Operating Decision Maker” or “CODM”) manages the Company’s operations as a whole and no expense or operating income information is generated or evaluated on any component level other than consolidated net income.

The education services segment generates revenue through Service Agreements with its university partners, pursuant to which the Company provides integrated technology and academic services, marketing and communication services, and back-office services to its university partners in return for a percentage of tuition and fee revenue.

The accounting policies of the education services segment are the same as those described in the summary of significant accounting policies. The measure of segment assets is reported on the consolidated balance sheet as total consolidated assets. The CODM uses consolidated net income to monitor budget versus actual results, which is used to evaluate headcount and compensation decisions.

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

In November 2024, the FASB issued ASU 2024-03, “Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses”. ASU No. 2024-03 does not change or remove existing expense disclosure requirements but requires disaggregated disclosures about certain expense categories and captions, including but not limited to, purchases of inventory, employee compensation, depreciation, amortization and selling expenses. ASU No. 2024-03 will become effective for us in fiscal 2027 and in the first quarter of fiscal 2028 for interim reporting. Retrospective application is permitted. The Company does not expect the adoption of this guidance to have a material impact on the Company’s financial condition, results of operations or statements of cash flows.

The Company has determined that no other recent accounting pronouncements apply to its operations or could otherwise have a material impact on its consolidated financial statements.

3. Investments

As of December 31, 2024 and 2023, the Company had investments of $0 and $98,031, respectively, classified as available-for sale securities. The Company sold all its investments in the third quarter of 2024 and the proceeds were invested in cash and cash equivalents.

For the year ended December 31, 2024, the net realized gains were $57 and for the years ended December 31, 2023 and 2022, unrealized gains and losses were $476 and $533, respectively, net of taxes. Available-for-sale securities are carried at fair value on the consolidated balance sheets. The Company estimates the lifetime expected credit losses for all available-for-sale debt securities in an unrealized loss position. If our assessment indicates that an expected credit loss exists, we determine the portion of the unrealized loss attributable to credit deterioration and record a reserve for the expected credit loss in the allowance for credit losses in technology and academic services in our consolidated income statements.

4. Property and Equipment

Property and equipment consist of the following:

	As of December 31,
	2024	2023
Land	$5,098	$5,098
Land improvements	2,242	2,242
Buildings	51,399	51,399
Buildings and leasehold improvements	37,424	34,210
Computer equipment	141,160	138,950
Furniture, fixtures and equipment	29,715	26,737
Internally developed software	98,605	71,204
Construction in progress	6,393	10,274
	372,036	340,114
Less accumulated depreciation and amortization	(195,213)	(170,415)
Property and equipment, net	$176,823	$169,699

Depreciation expense associated with property and equipment totaled $27,760, $23,106 and $22,115 for the years ended December 31, 2024, 2023, and 2022, respectively.

5. Intangible Assets

Identified intangible assets of $210,280 consisted primarily of university partner relationships that were valued at $210,000, which arose in connection with the acquisition of Orbis Education in January 2019.

Amortizable intangible assets consist of the following as of:

	December 31, 2024
	Estimated	Gross		Net
	Average Useful	Carrying	Accumulated	Carrying
	Life (in years)	Amount	Amortization	Amount
University partner relationships	25	$210,000	$(50,038)	$159,962
Trade names	1	280	(280)	—
Total amortizable intangible assets, net		$210,280	$(50,318)	$159,962

Amortization expense for university partner relationships and trade names for the years ending December 31:

2025	$8,419
2026	8,419
2027	8,419
2028	8,419
2029	8,419
Thereafter	117,867
$159,962

6. Leases

The Company has operating leases for off-campus classroom and laboratory site locations, office space, office equipment, and optical fiber communication lines. These leases have terms that range from one month to ten years and four months. At lease inception, we determine the lease term by assuming no exercises of renewal options, due to the Company’s constantly changing geographical needs for its university partners. Leases with an initial term of 12 months or less are not recorded in the consolidated balance sheets and we recognize lease expense for these leases on a straight-line basis over the lease term. The Company has operating lease costs of $16,694, $13,496 and $10,666 for the years ended December 31, 2024, 2023 and 2022, respectively.

As of December 31, 2024, the Company had $17,029 of non-cancelable operating lease commitments for four off-campus classroom and laboratory sites that had not yet commenced. The Company’s weighted-average remaining lease term relating to its operating leases is 7.62 years, with a weighted-average discount rate of 4.22%. The cash paid for operating lease liabilities was $14,895, $11,391 and $9,537 for the years ended December 31, 2024, 2023 and 2022, respectively. As of December 31, 2024, the Company had no financing leases.

Future payment obligations with respect to the Company’s operating leases, which were existing at December 31, 2024, by year and in the aggregate, are as follows:

Year Ending December 31,	Amount
2025	$16,963
2026	17,309
2027	16,595
2028	16,414
2029	16,556
Thereafter	44,477
Total lease payments	$128,314
Less interest	19,796
Present value of lease liabilities	$108,518

7. Commitments and Contingencies

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

Pending Litigation Matters

False Claims Act Matter. In May 2020, the Company was served with a qui tam lawsuit that had been filed against us in 2019 in the U.S. District Court for the District of Massachusetts by a former employee on behalf of the federal government. All proceedings in the lawsuit had been under seal until February 2020, when the U.S. government decided to not intervene in the lawsuit, and the complaint was then unsealed by the court. The suit, United States ex rel Mackillop v. Grand Canyon Education, Inc., alleges that we violated the False Claims Act by improperly compensating certain of our enrollment counselors in violation of the Title IV law governing compensation of such employees (the “incentive compensation rule”), and as a result, improperly received Title IV program funds. In response to a second amended complaint filed in September 2020, we filed a motion to dismiss and a motion to transfer the matter to the U.S. District Court for the District of Arizona. In December 2020, the court granted our motion to dismiss as to one of three counts and granted the motion to transfer but only upon conclusion of pretrial proceedings. In September 2021, we filed a motion for summary judgment which the Massachusetts court denied in September 2022. Subsequently, the matter was transferred to the Arizona court and trial was scheduled for late April 2024. In the interim, we filed a motion for reconsideration of the summary judgment ruling in September 2023; that motion remains pending. Prior to trial commencing, we and the relator reached an agreement to stay trial while the parties attempt to finalize the terms upon which the litigation could be concluded. Having been unsuccessful in reaching terms with the relevant parties, which would have avoided litigation, the Court has rescheduled the trial for October 2025. For any future settlement to be affected, all parties to the litigation will need to agree on acceptable terms, both monetary and non-monetary. In this regard, because this matter involves claims under the False Claims Act, any such terms would also need to be approved by the applicable U.S. government agencies.

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

Matters Related to GCU Graduate Program Disclosures and Related Matters. The Company is a party to several matters alleging that, in the performance of its marketing services provided on behalf of GCU, it made false or misleading representations regarding the time to complete and the costs associated with and/or accreditation issues related to certain Grand Canyon University graduate programs, and (in the case of the FTC matter noted below) also made false or misleading representations regarding Grand Canyon University’s non-profit status and made telemarketing calls to phone numbers on do not call lists. These matters include:

●	Smith and Wang v. Grand Canyon Education, Inc. This putative class action was filed in June 2024 in the United States District Court for the District of Arizona and asserts claims under the federal RICO statute as well as various claims for violations of state law consumer protection statutes. On September 20, 2024, the plaintiffs amended their complaint, and on November 4, 2024, the Company moved to dismiss the case. The motion to dismiss is pending with the court. There is currently no trial date scheduled in this matter.
●	Federal Trade Commission v. Grand Canyon Education, Inc., et al. This suit was filed in late December 2023 in United States District Court for the District of Arizona and asserts claims under the FTC Act and Telemarketing Sales Rule. In February 2024, GCE filed a partial motion to dismiss, which was denied in August 2024. Discovery in this matter has commenced and is ongoing, with fact and expert discovery scheduled to conclude in May 2025 and October 2025 respectively. There is currently no trial date scheduled in this matter.
●	Ogdon v. Grand Canyon Education, Inc., et al. This putative class action was filed in May 2020 in federal district court in California and later transferred to United States District Court for the District of Arizona and asserts claims for violations of California’s False Advertising Law, Unfair Competition Law, Consumer Legal Remedies Act; Unjust Enrichment; and purported violations of the federal RICO statute, including a conspiracy claim. The defendants include the Company along with our chief executive officer, chief operating officer and chief financial officer. On May 27, 2022, after significant motions practice, the Company filed an amended motion to dismiss and a motion to strike certain allegations in Plaintiff’s amended complaint. On August 8, 2023, the court presiding over the dispute entered two orders: (1) an order granting in part the Company’s motion to dismiss as to Ogdon’s RICO claim from the case and to dismiss the individual Defendants; and (2) an order granting in part the Company’s motion to strike scandalous and impertinent allegations in Ogdon’s complaint about our business. Shortly thereafter on August 22, 2023, Plaintiff moved the court to reconsider its dismissal of the RICO claim. Though discovery had commenced, and the Company substantially completed its discovery obligations on the state-law claims, discovery was stayed on March 18, 2024, pending mediation and the disposition of Ogdon’s motion for reconsideration. On March 29, 2024, the court issued an order reinstating Plaintiff’s RICO claim. On September 26, 2024, the court lifted the stay on discovery, and discovery resumed, with class certification briefing to conclude in September 2025. There is currently no trial date scheduled in this matter.
●	Valerio, et al. v. Grand Canyon Education, Inc., et al. This suit was filed on December 24, 2024, in Maricopa County, Arizona Superior Court on behalf of nearly 300 plaintiffs. The plaintiffs assert various claims, including claims for violations of state law consumer protection statutes. The Company’s response to the complaint is due on April 10, 2025. There is currently no trial date scheduled in this matter.

We believe that the Company’s representations made in marketing materials or by our employees regarding Grand Canyon University’s non-profit status and doctoral program requirements were at all times accurate and not false or misleading, and thus did not violate applicable law. In addition, to the extent the representations we made or actions we took that are at issue in these proceedings were done or taken after July 1, 2018 at the direction of GCU and/or based on written instructions, or advertising or web materials, provided to us for use by GCU, GCU has agreed to indemnify us in part under the terms of the Master Services Agreement for our losses and expenses arising from these matters. With regard to the FTC’s claims under the Telemarketing Sales Rule, we only make telemarketing calls to individuals who have demonstrated interest in speaking to us about educational opportunities at Grand Canyon University, which are permitted by the rule. The Company intends to defend itself vigorously in each of these legal proceedings. The outcome of these legal proceedings is uncertain at this point. At present, the Company cannot estimate a range of loss for these actions based on the information available to the Company. Accordingly, the Company has not accrued any liability associated with these actions.

Tax Reserves, Non-Income Tax Related

From time to time the Company has exposure to various non-income tax related matters that arise in the ordinary course of business. At both December 31, 2024 and 2023, the Company has no non-income tax related matters where exposure is considered probable and the potential loss can be reasonably estimated.

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

	Year Ended December 31,
	2024	2023	2022
Denominator:
Basic weighted average shares outstanding	29,104	29,991	32,131
Effect of dilutive stock options and restricted stock	167	156	106
Diluted weighted average shares outstanding	29,271	30,147	32,237

Diluted weighted average shares outstanding excludes the incremental effect of unvested restricted stock and shares that would be issued upon the assumed exercise of stock options in accordance with the treasury stock method. For each of the years ended December 31, 2024, 2023 and 2022, approximately 20, 52, and 58, respectively, of the Company’s restricted stock awards outstanding were excluded from the calculation of diluted earnings per share as their inclusion would have been anti-dilutive. These restricted stock awards could be dilutive in the future.

9. Equity Transactions

Preferred Stock

As of December 31, 2024 and 2023, the Company had 10,000 shares of authorized but unissued and undesignated preferred stock. The Company’s charter provides that the Board of Directors has authority to issue preferred stock, with voting powers, designations, preferences, and special rights, qualifications, limitation, or restrictions as permitted by law as determined by the Board of Directors, without stockholder approval. The Board of Directors may authorize the issuance of preferred stock with voting or conversion rights that could adversely affect the voting power or other rights of the holders of the common stock.

Treasury Stock

On January 29, 2025 the Board of Directors approved a $200,000 increase under its existing stock repurchase program reflecting an aggregate authorization for share repurchases since the initiation of the program of $2,245,000. The expiration date on the repurchase authorization is March 1, 2026. Repurchases occur at the Company’s discretion. Repurchases may be made in the open market or in privately negotiated transactions, pursuant to the applicable Securities and Exchange Commission rules. The amount and timing of future share repurchases, if any, will be made as market and business conditions warrant.

During the year ended December 31, 2024, the Company repurchased 1,142 shares of common stock at an aggregate cost of $165,405. As of December 31, 2024, there remained $99,648 available under its current share repurchase authorization (which authorization was increased to $299,648 in January 2025). Shares repurchased in lieu of taxes are not included in the repurchase plan totals as they were approved in conjunction with the restricted share awards.

10. Income Taxes

The Company has deferred tax assets and liabilities that reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Deferred tax assets are subject to periodic recoverability assessments. Realization of the deferred tax assets, net of deferred tax liabilities is principally dependent upon achievement of projected future taxable income. Based upon the level of historical taxable income and projections for future taxable income over the periods in which the deferred tax assets are deductible, management believes it is more-likely-than-not that the Company will realize the benefits of these deductible differences. The Company has no valuation allowance at December 31, 2024 and 2023.

Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. As changes in tax laws or rates are enacted, deferred tax assets and liabilities are adjusted though income tax expense.

The components of income tax expense (benefit) are as follows:

	Year Ended December 31,
	2024	2023	2022
Current:
Federal	$60,294	$54,097	$50,194
State	5,009	39	5,017
	65,303	54,136	55,211
Deferred:
Federal	(476)	229	(578)
State	254	325	811
	(222)	554	233
Tax expense recorded as an increase of paid-in capital	—	—	—
	$65,081	$54,690	$55,444

A reconciliation of income tax computed at the U.S. statutory rate to the effective income tax rate is as follows:

	Year Ended December 31,
	2024	2023	2022
Statutory U.S. federal income tax rate	21.0%	21.0%	21.0%
State income taxes, net of federal tax benefit	2.8	2.8	2.8
State tax credits, net of federal effect	(1.2)	(1.0)	(1.6)
Excess tax benefits	(0.5)	(0.3)	(0.1)
Nondeductible expenses	0.4	0.3	0.2
Other	(0.2)	(1.7)	0.8
Effective income tax rate	22.3%	21.1%	23.1%

Significant components of the Company’s deferred income tax assets and liabilities, included in Deferred income taxes, non-current on the consolidated balance sheets are as follows:

	As of December 31,	As of December 31,
	2024	2023
Deferred tax assets:
Share-based compensation	$2,911	$2,850
Employee compensation	1,459	1,262
Intangibles	8,532	11,696
Leases	2,598	1,780
State taxes	4,197	3,641
Other	171	329
Deferred tax assets	19,868	21,558

Deferred tax liability:
Property and equipment	(9,337)	(11,256)
Goodwill	(37,051)	(37,051)
Other	(7)	—
Deferred tax liability	(46,395)	(48,307)
Net deferred tax liability	$(26,527)	$(26,749)

The net deferred tax liability on the accompanying consolidated balance sheet is comprised of the following:

	As of December 31,	As of December 31,
	2024	2023
Deferred income taxes, current	$5,827	$5,118
Deferred income taxes, non-current	(32,354)	(31,867)
Net deferred tax liability	$(26,527)	$(26,749)

The Company recognizes the impact of a tax position in its financial statements if that position is more-likely-than-not to be sustained on audit, based on the technical merits of the position. The Company discloses all unrecognized tax benefits, which includes the reserves recorded for uncertain tax positions on filed tax returns and the unrecognized portion of affirmative claims. The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. Unrecognized tax benefits as of December 31, 2024 and 2023 were $14,626 and $13,631, respectively.

The reconciliation of the beginning and ending balance of unrecognized tax benefits at December 31, is as follows:

	2024	2023
Unrecognized tax benefits, beginning of year	$13,631	$15,862
Tax positions taken during the current year
Increases	3,407	2,891
Decreases	—	—
Tax positions taken during a prior year
Increases	2,465	392
Decreases	(1,550)	(1,810)
Decreases for settlements during the period	—	(384)
Reductions for lapses of applicable statute of limitations	(3,327)	(3,320)
Unrecognized tax benefits, end of year	$14,626	$13,631

As of December 31, 2024 and 2023, the unrecognized tax benefit recorded of $14,626 and $13,631, respectively, if reversed, would impact the effective tax rate. At both years ended December 31, 2024 and 2023 the Company had accrued $0, in interest and $0, in penalties. It is reasonably possible that the amount of the unrecognized tax benefit will change during the next 12 months, however management does not expect the potential change to have a material effect on the results of operations or financial position.

The Company’s uncertain tax positions were related to tax years that remained subject to examination by tax authorities. As of December 31, 2024, the earliest tax year still subject to examination for federal and state purposes is 2021 and 2020, respectively.

11. Share-Based Compensation Plans

Incentive Plans

The Company makes equity incentive grants pursuant to our 2017 Equity Incentive Plan (the “2017 Plan”) under which a maximum of 3,000 shares may be granted. As of December 31, 2024, 962 shares were available for grants under the 2017 Plan.

Restricted Stock

During fiscal years 2024, 2023, and 2022, the Company granted 117, 136, and 189 shares of common stock, respectively, with a service vesting condition to certain of its executives, officers, and employees. The restricted shares have voting rights and vest evenly at 20% over each of the next five years. Upon vesting, shares will be held in lieu of taxes equivalent to the statutory tax withholding required to be paid when the restricted stock vests. During the years ended December 31, 2024, 2023 and 2022, the Company withheld 55, 56, and 52 shares of common stock in lieu of taxes at a cost of $7,446, $6,331, and $4,625, on the restricted stock vesting dates, respectively. In April 2024, a new non-employee director was appointed to the Board of Directors and was granted an initial award of shares pursuant to the Company’s compensation program. The initial award of shares that were granted to such newly appointed director have voting rights and vest on the one-year anniversary of the date of grant. During 2024, 2023 and 2022, following the annual stockholders meeting, the Company granted 3, 4 and 4 shares of common stock to the non-employee members of the Board of Directors. The restricted shares granted to these directors have voting rights and vest on the earlier of (a) the one year anniversary of the date of grant or (b) immediately prior to the following year’s annual stockholders’ meeting.

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

A summary of the activity related to restricted stock granted under the Company’s Incentive Plan is as follows:

		Weighted Average
	Total	Grant Date
	Shares	Fair Value per Share
Outstanding as of December 31, 2021	427	$86.24
Granted	193	$83.10
Vested	(134)	$85.07
Forfeited, canceled or expired	(10)	$85.49
Outstanding as of December 31, 2022	476	$85.32
Granted	140	$112.60
Vested	(147)	$86.94
Forfeited, canceled or expired	(19)	$87.87
Outstanding as of December 31, 2023	450	$93.16
Granted	120	$130.80
Vested	(151)	$91.84
Forfeited, canceled or expired	(16)	$100.12
Outstanding as of December 31, 2024	403	$104.54

As of December 31, 2024, there was approximately $30,345 of total unrecognized share-based compensation cost related to unvested restricted stock awards. These costs are expected to be recognized over a weighted average period of 2.03 years.

Share-based Compensation

Share-based Compensation Expense Assumptions – Restricted Stock Awards

The Company measures and recognizes compensation expense for share-based payment awards made to employees and directors. The fair value of the Company’s restricted stock awards is based on the market price of its common stock on the date of grant. Stock-based compensation expense related to restricted stock grants is expensed over the vesting period using the straight-line method for Company employees and the Board of Directors. The Company recognizes forfeitures as they occur. The restricted shares have voting rights.

The table below outlines share-based compensation expense for the fiscal years ended December 31, 2024, 2023 and 2022 related to restricted stock and stock options granted:

	2024	2023	2022
Technology and academic services	$2,594	$2,365	$2,424
Counseling services and support	7,200	6,862	6,287
Marketing and communication	226	190	154
General and administrative	4,205	3,787	3,777
Share-based compensation expense included in operating expenses	14,225	13,204	12,642
Tax effect of share-based compensation	(3,556)	(3,301)	(3,161)
Share-based compensation expense, net of tax	$10,669	$9,903	$9,481

401(k) Plan

The Company has established a 401(k) Defined Contribution Benefit Plan (the “Plan”). The Plan provides eligible employees, upon date of hire, with an opportunity to make tax-deferred contributions into a long-term investment and savings program. All employees over the age of 21 are eligible to participate in the Plan. The Plan allows eligible employees to contribute to the Plan subject to restrictions under the Internal Revenue Code of 1986 (the “Code”), and the Plan allows the Company to make discretionary matching contributions. The Company plans to make a matching contribution to the Plan of approximately $3,092 for the year ended December 31, 2024. The Company made discretionary matching contributions to the Plan of $2,951 and $2,744 for the years ended December 31, 2023 and 2022, respectively.

12. Related Party Transactions

Related party transactions include transactions between the Company and certain of its affiliates. The following transactions were in the normal course of operations and were measured at the exchange amount, which is the amount of consideration established and agreed to by the parties.

As of and for the years ended December 31, 2024, 2023 and 2022, related party transactions consisted of the following:

Affiliates

GCE Community Fund (“GCECF”) - GCECF was initially formed in 2014. GCECF makes grants for charitable, educational, literary, religious or scientific purposes within the meaning of Section 501(c ) (3) of the Code, including for such purposes as the making of distributions to organizations that qualify as exempt organizations under Section 501 (c ) (3) of the Code. The Company’s Chief Executive Officer serves as the president of GCECF and GCECF’s board of directors is comprised entirely of Company executives. The Company is not the primary beneficiary of GCECF, and accordingly, the Company does not consolidate GCECF’s activities with its financial results. No donations were made during the year ended December 31, 2024. The Company made voluntary charitable contributions of $1,650 for the year ended December 31, 2023, of which no amounts were owed as of December 31, 2023.

Item 9.        Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A.      Controls and Procedures

Disclosure Controls and Procedures

We maintain disclosure controls and procedures designed to provide reasonable assurance that information required to be disclosed in reports filed under the Exchange Act is recorded, processed, summarized and reported within the specified time periods and accumulated and communicated to our management, including our Chief Executive Officer (“Principal Executive Officer”) and Chief Financial Officer (“Principal Financial Officer”), as appropriate, to allow timely decisions regarding required disclosure. We have established a Disclosure Committee, consisting of certain members of management and including our Principal Executive Officer and Principal Financial Officer, to assist in this evaluation. Our Disclosure Committee meets on a quarterly basis and more often if necessary.

Under the supervision and with the participation of our management, including our Principal Executive Officer and Principal Financial Officer, an evaluation was performed on the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) promulgated under the Exchange Act), as of the end of the period covered by this annual report. Based on that evaluation, our management, including the Principal Executive Officer and Principal Financial Officer, concluded that our disclosure controls and procedures were effective as of December 31, 2024.

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

Management performed an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2024, utilizing the criteria established in the “Internal Control—Integrated Framework (2013)” issued by the Committee of Sponsoring Organizations of the Treadway Commission. The objective of this assessment was to determine whether our internal control over financial reporting was effective as of December 31, 2024. Based on its assessment, management has concluded that, as of December 31, 2024, the Company’s internal control over financial reporting is effective.

The effectiveness of our internal control over financial reporting as of December 31, 2024 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their audit report which is included herein.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended December 31, 2024, which were identified in connection with management’s evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
Grand Canyon Education, Inc.:

Opinion on Internal Control Over Financial Reporting

We have audited Grand Canyon Education, Inc. and subsidiaries’ (the Company) internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2024 and 2023, the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2024, and the related notes (collectively, the consolidated financial statements), and our report dated February 19, 2025 expressed an unqualified opinion on those consolidated financial statements.

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
February 19, 2025

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

PART III

Item 10.       Directors, Executive Officers and Corporate Governance

The information required by this Item is incorporated by reference from our Proxy Statement to be filed in connection with our 2025 Annual Meeting of Stockholders within 120 days after the end of fiscal year ended December 31, 2024.

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

Item 11.       Executive Compensation

The information required by this Item is incorporated by reference from our Proxy Statement to be filed in connection with our 2025 Annual Meeting of Stockholders within 120 days after the end of fiscal year ended December 31, 2024.

Item 12.       Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item is incorporated by reference from our Proxy Statement to be filed in connection with our 2025 Annual Meeting of Stockholders within 120 days after the end of fiscal year ended December 31, 2024.

Item 13.       Certain Relationships and Related Transactions, and Director Independence

The information required by this Item is incorporated by reference from our Proxy Statement to be filed in connection with our 2025 Annual Meeting of Stockholders within 120 days after the end of fiscal year ended December 31, 2024.

Item 14.       Principal Accounting Fees and Services

The information required by this Item is incorporated by reference from our Proxy Statement to be filed in connection with our 2025 Annual Meeting of Stockholders within 120 days after the end of fiscal year ended December 31, 2024.

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

3.	Exhibits

Number	Description	Method of Filing

2.1	Asset Purchase Agreement, dated July 1, 2018, by and between Grand Canyon Education, Inc. and Grand Canyon University (formerly known as Gazelle University)#	Incorporated by reference to Exhibit 2.1 to GCE’s Quarterly Report on Form 10-Q filed with the SEC on November 8, 2018.

2.2	Agreement and Plan of Merger, dated December 17, 2018, by and among Grand Canyon Education, Inc., GCE Cosmos Merger Sub, LLC and Orbis Education Services, LLC#	Incorporated by reference to Exhibit 2.2 to GCE’s Annual Report on Form 10-K filed with the SEC on February 20, 2019.

3.1	Amended and Restated Certificate of Incorporation (as amended)	Incorporated by reference to Exhibit 3.1 to GCE’s Annual Report on Form 10-K filed with the SEC on February 20, 2019.

3.2	Third Amended and Restated Bylaws	Incorporated by reference to Exhibit 3.1 to GCE’s Current Report on Form 8-K filed with the SEC on October 29, 2014.

4.1	Specimen of Stock Certificate	Incorporated by reference to Exhibit 4.1 to Amendment No. 2 to GCE’s Registration Statement on Form S-1 filed with the SEC on September 29, 2008.

Number	Description	Method of Filing
4.2	Description of Common Stock	Incorporated by reference to Exhibit 4.2 to GCE’s Annual Report on Form 10-K filed with the SEC on February 20, 2020.
10.1	2008 Equity Incentive Plan, as amended†	Incorporated by reference to Exhibit 10.1 to GCE’s Quarterly Report on Form 10-Q filed with the SEC on November 14, 2011.

10.2	2017 Equity Incentive Plan, as amended†	Incorporated by reference to Exhibit 10.1 to GCE’s Current Report on Form 8-K filed with the SEC on June 14, 2017.

10.3	Form of Restricted Stock Agreement under the 2017 Equity Incentive Plan, as amended†	Incorporated by reference to Exhibit 10.3 to GCE’s Annual Report on Form 10-K filed with the SEC on February 21, 2018.

10.4	Third Amended and Restated Executive Employment Agreement, dated May 1, 2023, by and between Grand Canyon Education, Inc. and Brian E. Mueller†	Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on May 2, 2023.

10.5	Third Amended and Restated Executive Employment Agreement, dated May 1, 2023, by and between Grand Canyon Education, Inc. and W. Stan Meyer†	Incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on May 2, 2023.

10.6	Third Amended and Restated Executive Employment Agreement, dated May 1, 2023, by and between Grand Canyon Education, Inc. and Daniel E. Bachus†	Incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on May 2, 2023.

10.7	Second Amended and Restated Executive Employment Agreement, dated May 1, 2023, by and between Grand Canyon Education, Inc. and Dilek Marsh†	Incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on May 2, 2023.

10.8	Form of Director and Officer Indemnity Agreement	Incorporated by reference to Exhibit 10.21 to Amendment No. 2 to GCE’s Registration Statement on Form S-1 filed with the SEC on September 29, 2008.

10.9	Credit Agreement dated July 1, 2018, by and between Grand Canyon Education, Inc. and Grand Canyon University (formerly known as Gazelle University).	Incorporated by reference to Exhibit 10.7 to GCE’s Quarterly Report on Form 10-Q filed with the SEC on November 8, 2018.

10.10	Master Services Agreement, dated July 1, 2018, by and between Grand Canyon Education, Inc. and Grand Canyon University (formerly known as Gazelle University).##	Incorporated by reference to Exhibit 10.8 to GCE’s Quarterly Report on Form 10-Q/A filed with the SEC on April 23, 2019.

Number	Description	Method of Filing
10.11	Amended and Restated Credit Agreement, dated January 22, 2019, by and among Grand Canyon Education, Inc., Bank of America, N.A., and the other parties named therein.	Incorporated by reference to Exhibit 10.14 to GCE’s Annual Report on Form 10-K filed with the SEC on February 20, 2019.

10.12	Amended and Restated Security and Pledge Agreement, dated January 22, 2019, by and among Grand Canyon Education, Inc., Bank of America, N.A., and the other parties named therein.	Incorporated by reference to Exhibit 10.15 to GCE’s Annual Report on Form 10-K filed with the SEC on February 20, 2019.

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

10.15

Second Amendment, dated October 31, 2019 to Amended and Restated Credit Agreement, dated January 22, 2019 by and among Grand Canyon Education, Inc., Bank of America N.A., and the other parties named therein.

Incorporated by reference to Exhibit 10.18 to GCE’s Annual Report on Form 10-K filed with the SEC on November 6, 2019.

10.16	Modification of Credit Agreement, Dated October 29, 2021, by and between Grand Canyon Education, Inc. and Grand Canyon University.	Incorporated by reference to Exhibit 10.1 to GCE’s Quarterly Report on Form 10-Q filed with the SEC on November 2, 2021.

10.17	Security Agreement dated October 1, 2024 by and between Grand Canyon Education, Inc. and Zions Bancorporation, N.A.	Filed herewith.

10.18	Pledge and Security Agreement dated October 1, 2024 by and between Grand Canyon Education, Inc. and MidFirst Bank.	Filed herewith.

19.1	Insider Trading Policy	Filed herewith.

21.0	Subsidiaries of Grand Canyon Education, Inc.	Filed herewith.

23.1	Consent of KPMG LLP, Independent Registered Public Accounting Firm	Filed herewith.

24.1	Power of Attorney	Filed herewith (on signature page)

31.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a) and 15d-14(a) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith.

Number	Description	Method of Filing

31.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a) and 15d-14(a) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith.

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002††	Filed herewith.

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002††	Filed herewith.

97.1	Grand Canyon Education, Inc. Recovery of Erroneously-Awarded Incentive Compensation Policy, as adopted October 25, 2023.	Incorporated by reference to Exhibit 97.1 to GCE’s Annual Report on Form 10-K filed with the SEC on February 13, 2024.

101

The following financial statements from GCE’s Annual Report on Form 10-K for the year ended December 31, 2024, formatted in Inline XBRL: (i) Consolidated Income Statements, (ii) Consolidated Statements of Comprehensive Income, (iii) Consolidated Balance Sheets, (iv) Consolidated Statements of Stockholders’ Equity, (v) Consolidated Statements of Cash Flows, and (vi) Consolidated Financial Statements tagged as blocks of text and including detailed tags.

Filed herewith.

104	The cover page from GCE’s Annual Report on Form 10-K for the year ended December 31, 2024, formatted in Inline XBRL (included as Exhibit 101).	Filed herewith.

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
Dated: February 19, 2025

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

Signature	Title	Date

/s/ Brian E. Mueller	Chief Executive Officer and Chairman	February 19, 2025
Brian E. Mueller	(Principal Executive Officer)

/s/ Daniel E. Bachus	Chief Financial Officer	February 19, 2025
Daniel E. Bachus	(Principal Financial Officer)
/s/ Lori Browning	SVP, Controller –Chief Accounting Officer	February 19, 2025
Lori Browning	(Principal Accounting Officer)

/s/ Sara Ward	Director	February 19, 2025
Sara Ward

/s/ Jack A. Henry	Director	February 19, 2025
Jack A. Henry

/s/ Lisa Graham Keegan	Director	February 19, 2025
Lisa Graham Keegan

/s/ Chevy Humphrey	Director	February 19, 2025
Chevy Humphrey

/s/ Kevin F. Warren	Director	February 19, 2025
Kevin F. Warren