Form 10-Q
period 2025-03-31
Grand Canyon Education, Inc.
filed 2025-05-06
CIK 1434588

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

or

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

The total number of shares of common stock outstanding as of May 2, 2025, was 28,374,509.

GRAND CANYON EDUCATION, INC.

FORM 10-Q

PART I – FINANCIAL INFORMATION

Item 1.Financial Statements

GRAND CANYON EDUCATION, INC.

Consolidated Income Statements

(Unaudited)

	Three Months Ended
	March 31,
(In thousands, except per share data)	2025	2024
Service revenue	$289,310	$274,675
Costs and expenses:
Technology and academic services	41,664	39,125
Counseling services and support	86,822	82,884
Marketing and communication	60,330	55,353
General and administrative	10,366	10,730
Amortization of intangible assets	2,105	2,105
Total costs and expenses	201,287	190,197
Operating income	88,023	84,478
Interest expense	—	(2)
Investment interest and other	3,381	3,729
Income before income taxes	91,404	88,205
Income tax expense	19,786	20,195
Net income	$71,618	$68,010
Earnings per share:
Basic income per share	$2.53	$2.31
Diluted income per share	$2.52	$2.29
Basic weighted average shares outstanding	28,277	29,459
Diluted weighted average shares outstanding	28,469	29,639

The accompanying notes are an integral part of these consolidated financial statements.

GRAND CANYON EDUCATION, INC.

Consolidated Balance Sheets

	March 31,	December 31,
(In thousands, except par value)	2025	2024
	(Unaudited)
ASSETS:
Current assets
Cash and cash equivalents	$144,509	$324,623
Investments	160,144	—
Accounts receivable, net	115,696	82,948
Income tax receivable	—	490
Other current assets	16,087	11,915
Total current assets	436,436	419,976
Property and equipment, net	177,758	176,823
Right-of-use assets	96,059	99,541
Amortizable intangible assets, net	157,857	159,962
Goodwill	160,766	160,766
Other assets	2,572	1,357
Total assets	$1,031,448	$1,018,425
LIABILITIES AND STOCKHOLDERS’ EQUITY:
Current liabilities
Accounts payable	$24,077	$26,721
Accrued compensation and benefits	23,251	33,183
Accrued liabilities	34,573	29,620
Income taxes payable	24,076	8,559
Deferred revenue	9,081	—
Current portion of lease liability	13,146	12,883
Total current liabilities	128,204	110,966
Deferred income taxes, noncurrent	28,974	26,527
Other long-term liability	1,398	1,444
Lease liability, less current portion	92,168	95,635
Total liabilities	250,744	234,572
Commitments and contingencies
Stockholders’ equity
Preferred stock, $0.01 par value, 10,000 shares authorized; 0 shares issued and outstanding at March 31, 2025 and December 31, 2024	—	—
Common stock, $0.01 par value, 100,000 shares authorized; 54,176 and 54,090 shares issued and 28,496 and 28,858 shares outstanding at March 31, 2025 and December 31, 2024, respectively	542	541
Treasury stock, at cost, 25,680 and 25,232 shares of common stock at March 31, 2025 and December 31, 2024, respectively	(2,102,760)	(2,024,370)
Additional paid-in capital	340,365	336,736
Accumulated other comprehensive loss	(7)	—
Retained earnings	2,542,564	2,470,946
Total stockholders’ equity	780,704	783,853
Total liabilities and stockholders’ equity	$1,031,448	$1,018,425

The accompanying notes are an integral part of these consolidated financial statements.

GRAND CANYON EDUCATION, INC.

Consolidated Statements of Comprehensive Income

(Unaudited)

	Three Months Ended
	March 31,
(In thousands)	2025	2024
Net income	$71,618	$68,010
Other comprehensive income, net of tax:
Unrealized losses on available-for-sale securities, net of taxes of $1 and $18 for the three months ended March 31, 2025 and 2024, respectively	(7)	(56)
Comprehensive income	$71,611	$67,954

The accompanying notes are an integral part of these consolidated financial statements.

GRAND CANYON EDUCATION, INC.

Consolidated Statement of Stockholders’ Equity

(In thousands)

(Unaudited)

	Three Months Ended March 31, 2025
						Accumulated
					Additional	Other
	Common Stock		Treasury Stock		Paid-in	Comprehensive	Retained
	Shares	Par Value	Shares	Cost	Capital	Loss	Earnings	Total
Balance at December 31, 2024	54,090	$541	25,232	$(2,024,370)	$336,736	$—	$2,470,946	$783,853
Comprehensive income	—	—	—	—	—	(7)	71,618	71,611
Common stock purchased for treasury	—	—	395	(68,927)	—	—	—	(68,927)
Restricted shares forfeited	—	—	—	—	—	—	—	—
Share-based compensation	86	1	53	(9,463)	3,629	—	—	(5,833)
Balance at March 31, 2025	54,176	$542	25,680	$(2,102,760)	$340,365	$(7)	$2,542,564	$780,704

	Three Months Ended March 31, 2024
						Accumulated
					Additional	Other
	Common Stock		Treasury Stock		Paid-in	Comprehensive	Retained
	Shares	Par Value	Shares	Cost	Capital	Loss	Earnings	Total
Balance at December 31, 2023	53,970	$540	24,017	$(1,849,693)	$322,512	$(57)	$2,244,712	$718,014
Comprehensive income	—	—	—	—	—	(56)	68,010	67,954
Common stock purchased for treasury	—	—	172	(22,558)	—	—	—	(22,558)
Restricted shares forfeited	—	—	4	—	—	—	—	—
Share-based compensation	117	1	55	(7,446)	3,482	—	—	(3,963)
Balance at March 31, 2024	54,087	$541	24,248	$(1,879,697)	$325,994	$(113)	$2,312,722	$759,447

The accompanying notes are an integral part of these consolidated financial statements.

GRAND CANYON EDUCATION, INC.

Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended
	March 31,
(In thousands)	2025	2024
Cash flows provided by operating activities:
Net income	$71,618	$68,010
Adjustments to reconcile net income to net cash provided by operating activities:
Share-based compensation	3,630	3,483
Depreciation and amortization	7,451	6,653
Amortization of intangible assets	2,105	2,105
Deferred income taxes	2,446	1,724
Other, including fixed asset disposals	(207)	(208)
Changes in assets and liabilities:
Accounts receivable from university partners	(32,748)	(32,899)
Other assets	(4,449)	(3,757)
Right-of-use assets and lease liabilities	278	335
Accounts payable	(2,023)	11,970
Accrued liabilities	(5,558)	(51)
Income taxes receivable/payable	16,007	17,328
Deferred revenue	9,081	10,270
Net cash provided by operating activities	67,631	84,963
Cash flows used in investing activities:
Capital expenditures	(8,948)	(8,979)
Additions of amortizable content	(20)	(72)
Purchase of equity investment	(1,000)	—
Purchases of investments	(159,920)	(19,381)
Proceeds from sale or maturity of investments	—	23,172
Net cash used in investing activities	(169,888)	(5,260)
Cash flows used in financing activities:
Repurchase of common shares and shares withheld in lieu of income taxes	(77,857)	(29,970)
Net cash used in financing activities	(77,857)	(29,970)
Net (decrease) increase in cash and cash equivalents and restricted cash	(180,114)	49,733
Cash and cash equivalents and restricted cash, beginning of period	324,623	146,475
Cash and cash equivalents and restricted cash, end of period	$144,509	$196,208
Supplemental disclosure of cash flow information
Cash paid for interest	$—	$2
Cash paid for income taxes	$333	$295
Supplemental disclosure of non-cash investing and financing activities
Purchases of property and equipment included in accounts payable	$444	$2,091
ROU Asset and Liability recognition	$—	$25,500
Excise tax on treasury stock repurchases	$533	$34

The accompanying notes are an integral part of these consolidated financial statements.

Grand Canyon Education, Inc.

Notes to Consolidated Financial Statements

(In thousands, except per share data)

1. Nature of Business

Grand Canyon Education, Inc. (together with its subsidiaries, the “Company” or “GCE”) is a publicly traded education services company dedicated to serving colleges and universities. GCE has developed significant technological solutions, infrastructure and operational processes to provide services to these institutions on a large scale. GCE’s most significant university partner is Grand Canyon University (“GCU”), an Arizona non-profit corporation, a comprehensive regionally accredited university that offers graduate and undergraduate degree programs, emphases and certificates across ten colleges both online, on ground at its campus in Phoenix, Arizona and at nine off-campus classroom and laboratory sites.

We also provide education services to numerous university partners across the United States. In the healthcare field, we work in partnership with a number of top universities and healthcare networks, offering healthcare-related academic programs at off-campus classroom and laboratory sites located near healthcare providers and developing high-quality, career-ready graduates who enter the workforce ready to meet the demands of the healthcare industry. In addition, we have provided certain services to a university partner to assist them in expanding their online graduate programs. As of March 31, 2025, GCE provides education services to 22 university partners across the United States.

2. Summary of Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. Intercompany transactions have been eliminated in consolidation.

Unaudited Interim Financial Information

The accompanying unaudited interim consolidated financial statements of the Company have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) and pursuant to the rules and regulations of the United States Securities and Exchange Commission and the instructions to Form 10-Q and Article 10, consistent in all material respects with those applied in its financial statements included in its Annual Report on Form 10-K for the fiscal year ended December 31, 2024. They do not include all of the information and footnotes required by GAAP for complete financial statements. Such interim financial information is unaudited but reflects all adjustments that in the opinion of management are necessary for the fair presentation of the interim periods presented. Interim results are not necessarily indicative of results for a full year. These consolidated financial statements should be read in conjunction with the Company’s audited financial statements and footnotes included in its Annual Report on Form 10-K for the fiscal year ended December 31, 2024 from which the December 31, 2024 balance sheet information was derived.

Investments

As of December 31, 2024 the Company had no investments. As of March 31, 2025, the Company considered its investments in corporate bonds, agency bonds, treasury bills and commercial paper as available-for-sale securities based on the Company’s intent for the respective securities. Available-for-sale securities are carried at fair value, determined using Level 1 and Level 2 of the hierarchy of valuation inputs, with the use of inputs other than quoted prices that are observable for the assets. Unrealized investment gains and losses, net of tax, are reported as a separate component of other comprehensive income. Unrealized losses considered to be other-than-temporary are recognized currently in earnings. Amortization of premiums, accretion of discounts, interest and dividend income and realized gains and losses are included in interest and other income.

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

Costs that are capitalized include payroll and payroll-related costs for employees who are directly associated and spend time producing content and payments to faculty and subject matter experts involved in the process.  The Company starts capitalizing content costs when it begins to develop or to convert a particular course, resources have been assigned and a timeline has been set. The content asset is placed in service when all work is complete, and the curriculum could be used for instruction. Capitalized content development assets are included in other assets in our consolidated balance sheets. The Company has concluded that the most appropriate method to amortize the deferred content assets is on a straight-line basis over the estimated life of the course, which is generally four years which corresponds with course’s review and major revision cycle. As of March 31, 2025 and December 31, 2024, $596 and $658, respectively, net of amortization, of deferred content assets are included in other assets, long-term in the Company’s consolidated balance sheets and amortization is included in technical and academic services where the costs originated.

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

Finite-lived intangible assets that are acquired in a business combination are recorded at fair value on their acquisition dates and are amortized using a method that reflects the pattern in which the economic benefits of the intangible assets are consumed or on a straight-line basis over the estimated useful life of the intangible asset if the pattern of economic benefit cannot be reliability determined. Finite-lived intangible assets consist of university partner relationships and trade names. The Company reviews its finite-lived intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an intangible asset may not be recoverable. There were no indicators that the carrying amount of the finite-lived intangible assets were impaired as of March 31, 2025. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to undiscounted future net cash flows expected to be generated by the assets. If such intangible assets are not recoverable, a potential impairment loss is recognized to the extent the carrying amounts of the assets exceeds the fair value of the assets.

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

The Services Agreements have initial terms ranging from 7-15 years, subject to renewal options, although certain agreements may give the university partners the right to terminate early if certain conditions are met. The Services Agreements have a single performance obligation, as the promises to provide the identified services are not distinct within the context of these agreements. The single performance obligation is delivered as our partners receive and consume benefits, which occurs ratably over a series of distinct service periods (daily or semester). Service revenue is recognized over time using the output method of measuring progress towards complete satisfaction of the single performance obligation. The output method provides a faithful depiction of the performance toward complete satisfaction of the performance obligation and can be tied to the time elapsed which is consumed evenly over the service period and is a direct measurement of the value provided to our partners. The service fees received from our partners over the term of the agreement are variable in nature in that they are dependent upon the number of students attending the university partner’s program and revenues generated from those students during the service period. Due to the variable nature of the consideration over the life of the service arrangement, the Company considered forming an expectation of the variable consideration to be received over the service life of this one performance obligation. However, since the performance obligation represents a series of distinct services, the Company recognizes the variable consideration that becomes known and billable because these fees relate to the distinct service period in which the fees are earned. The Company meets the criteria in the standard and exercises the practical expedient to not disclose the aggregate amount of the transaction price allocated to the single performance obligation that is unsatisfied as of the end of the reporting period. The Company does not disclose the value of unsatisfied performance obligations because the directly allocable variable consideration is allocated entirely to a wholly unsatisfied promise to transfer a service that forms part of a single performance obligation. The service fees are calculated and settled per the terms of the Services Agreements and result in a settlement duration of less than one year for all partners. There are no refunds or return rights under the Services Agreements.

The Company’s receivables represent unconditional rights to consideration from our Services Agreements with our university partners. Accounts receivable, net is stated at net realizable value and contains billed and unbilled revenue. The Company utilizes the allowance method to provide for doubtful accounts based on its evaluation of the expected credit losses. There have been no amounts written off and no reserves established as of March 31, 2025 given historical collection experience and an evaluation of reasonable and supportable forecasts of economic conditions and other pertinent factors affecting the Company’s customers such as known credit risk or industry trends. The Company will continue to review and revise its allowance methodology based on its collection experience with its partners.

For our partners with unbilled revenue, revenue recognition occurs in advance of billings. Billings for some university partners do not occur until after the service period has commenced and final enrollment information is available. Given that the Fall semester ends on December 31 of each year, unbilled revenue is low at year end (whereas a semester is ongoing at the end of each other fiscal quarter, and unbilled revenue is thus higher at the end of our first three quarters). Our unbilled revenue of $3,880 and $115 as of March 31, 2025 and December 31, 2024, respectively, are included in accounts receivable in our consolidated balance sheets. Deferred revenue represents the excess of amounts received as compared to amounts recognized in revenue on our consolidated statements of income as of the end of the reporting period, and such amounts are reflected as a current liability on our consolidated balance sheets. We generally receive payments for our services billed within 30 days of invoice. These payments are recorded as deferred revenue until the services are delivered and revenue is recognized.

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

Grand Canyon Education, Inc.

Notes to Consolidated Financial Statements

(In thousands, except per share data)

Concentration of Credit Risk

The Company believes the credit risk related to cash equivalents and investments is limited due to its adherence to an investment policy that requires investments to have a minimum BBB rating, depending on the type of security, by at least one major rating agency at the time of purchase. All of the Company’s cash equivalents and investments as of March 31, 2025 and December 31, 2024 consist of investments rated BBB or higher by at least one rating agency. Additionally, the Company utilizes at least one financial institution to conduct initial and ongoing credit analysis on its investment portfolio to monitor and lower the potential impact of market risk associated with its cash equivalents and investment portfolio. Financial instruments that potentially subject the Company to concentration of credit risk consist principally of cash balances, which are primarily invested in money market funds or on deposit at high credit quality financial institutions in the U.S. Accounts at each institution are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000. At March 31, 2025 and December 31, 2024, the Company had $143,509 and $323,124, respectively, in excess of the FDIC insured limit. The Company is also subject to credit risk for its accounts receivable balance. Our dependence on our most significant university partner, GCU, with 90.4% and 89.7% of total service revenue for the three-month periods ended March 31, 2025 and 2024, respectively, subjects us to the risk that declines in our customer’s operations would result in a sustained reduction in service revenue for the Company.

Use of Estimates

The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

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

In November 2024, the FASB issued ASU 2024-03, “Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses.”  ASU No. 2024-03 does not change or remove existing expense disclosure requirements but requires disaggregated disclosures about certain expense categories and captions, including but not limited to, purchases of inventory, employee compensation, depreciation, amortization and selling expenses. ASU No. 2024-03 will become effective for us in fiscal year 2027 and in the first quarter of fiscal year 2028 for interim reporting. Retrospective application is permitted. The Company does not

Grand Canyon Education, Inc.

Notes to Consolidated Financial Statements

(In thousands, except per share data)

expect the adoption of this guidance to have a material impact on the Company’s financial condition, results of operations or cash flows.

The Company has determined that no other recent accounting pronouncements apply to its operations or could otherwise have a material impact on its consolidated financial statements.

3. Investments

As of March 31, 2025 the Company had investments of $160,144 classified as available-for-sale securities. The Company had no investments at December 31, 2024 as it sold all its investments in the third quarter of 2024 and the proceeds were invested in cash and cash equivalents.

	As of March 31, 2025
		Gross	Gross	Estimated
	Adjusted	Unrealized	Unrealized	Fair
	Cost	Gains	(Losses)	Value
Corporate bonds	$119,861	$102	$(106)	$119,857
Commercial paper	10,986	—	(3)	10,983
Treasury bills	14,306	1	—	14,307
Agency bonds	14,999	8	(10)	14,997
Total investments	$160,152	$111	$(119)	$160,144

For the three months ended March 31, 2025 and 2024, the net unrealized losses were $7 and $56, respectively, net of taxes. Available-for-sale debt securities are carried at fair value on the consolidated balance sheets. The Company estimates the lifetime expected credit losses for all available-for sale debt securities in an unrealized loss position. If our assessment indicates that an expected credit loss exists, we determine the portion of the unrealized loss attributable to credit deterioration and record a reserve for the expected credit loss in the allowance for credit losses in technology and academic services in our consolidated income statements.

Available-for-sale securities maturing as of December 31:
2025	$29,062
2026	59,403
2027	53,753
2028	17,926
$160,144

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

	Three Months Ended
	March 31,
	2025	2024
Denominator:
Basic weighted average shares outstanding	28,277	29,459
Effect of dilutive stock options and restricted stock	192	180
Diluted weighted average shares outstanding	28,469	29,639

Grand Canyon Education, Inc.

Notes to Consolidated Financial Statements

(In thousands, except per share data)

Diluted weighted average shares outstanding excludes the incremental effect of unvested restricted stock in accordance with the treasury stock method. For the three-month periods ended March 31, 2025 and 2024, approximately 60 and 78, respectively, of the Company’s restricted stock awards outstanding were excluded from the calculation of diluted earnings per share as their inclusion would have been anti-dilutive. These restricted stock awards could be dilutive in the future.

5. Property and Equipment

Property and equipment consist of the following:

	March 31,	December 31,
	2025	2024
Land	$5,098	$5,098
Land improvements	2,242	2,242
Buildings	51,399	51,399
Buildings and leasehold improvements	38,515	37,424
Computer equipment	142,160	141,160
Furniture, fixtures and equipment	29,856	29,715
Internally developed software	106,129	98,605
Construction in progress	4,772	6,393
	380,171	372,036
Less accumulated depreciation and amortization	(202,413)	(195,213)
Property and equipment, net	$177,758	$176,823

6. Amortizable Intangible Assets

Identified intangible assets of $210,280 consisted primarily of university partner relationships that were valued at $210,000, which arose in connection with the acquisition of Orbis Education in January 2019.

Amortizable intangible assets consist of the following as of:

	March 31, 2025
	Estimated	Gross		Net
	Average Useful	Carrying	Accumulated	Carrying
	Life (in years)	Amount	Amortization	Amount
University partner relationships	25	$210,000	$(52,143)	$157,857
Trade names	1	280	(280)	—
Total amortizable intangible assets, net		$210,280	$(52,423)	$157,857

Amortization expense for university partner relationships and trade names for the years ending December 31:

2025	$6,314
2026	8,419
2027	8,419
2028	8,419
2029	8,419
Thereafter	117,867
$157,857

7. Leases

The Company has operating leases for off-campus classroom and laboratory sites, office space, office equipment, and optical fiber communication lines. These leases have remaining lease terms that range from three months to 10 years and one month. At lease inception, we determine the lease term by assuming no exercises of renewal

Grand Canyon Education, Inc.

Notes to Consolidated Financial Statements

(In thousands, except per share data)

options due to the Company’s constantly changing geographical needs for its university partners. Leases with an initial term of 12 months or less are not recorded in the consolidated balance sheets and we recognize lease expense for these leases on a straight-line basis over the lease term. The Company had operating lease costs of $4,339 and $3,877 for the three-month periods ended March 31, 2025 and 2024, respectively.

As of March 31, 2025, the Company had $17,029 of non-cancelable operating lease commitments for four off-campus classroom and laboratory sites that had not yet commenced. The Company’s weighted-average remaining lease term relating to its operating leases is 7.44 years, with a weighted-average discount rate of 4.24%. The cash paid for operating lease liabilities was $4,053 and $3,541 for the three months ended March 31, 2025 and 2024, respectively. As of March 31, 2025, the Company had no financing leases.

Future payment obligations with respect to the Company’s operating leases, which were existing at March 31, 2025, by year and in the aggregate, are as follows:

Year Ending December 31,	Amount
2025	$12,902
2026	17,093
2027	16,575
2028	16,414
2029	16,556
Thereafter	44,477
Total lease payments	$124,017
Less interest	18,703
Present value of lease liabilities	$105,314

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

Matters Related to GCU Graduate Program Disclosures and Related Matters. The Company is a party to several matters alleging that, in the performance of its marketing services provided on behalf of GCU, it made false or misleading representations regarding the time to complete and the costs associated with and/or accreditation issues related to certain GCU graduate programs, and (in the case of the FTC matter noted below) also made false or misleading representations regarding GCU’s non-profit status and made telemarketing calls to phone numbers on do not call lists. These matters include:

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
●	Valerio, et al. v. Grand Canyon Education, Inc., et al. This suit was filed on December 24, 2024, in Maricopa County, Arizona Superior Court on behalf of nearly 300 plaintiffs. The plaintiffs assert various claims, including claims for violations of state law consumer protection statutes. The Company’s response to the complaint is due on May 12, 2025. There is currently no trial date scheduled in this matter.

We believe that the Company’s representations made in marketing materials or by our employees regarding GCU’s non-profit status and doctoral program requirements were at all times accurate and not false or misleading, and thus did not violate applicable law. In addition, to the extent the representations we made or actions we took that are at issue in these proceedings were done or taken after July 1, 2018 at the direction of GCU and/or based on written instructions, or advertising or web materials, provided to us for use by GCU, GCU has agreed to indemnify us in part under the terms of the Master Services Agreement for our losses and expenses arising from these matters. With regard to the FTC’s claims under the Telemarketing Sales Rule, we only make telemarketing calls to individuals who have demonstrated interest in speaking to us about educational opportunities at GCU, which are permitted by the rule. The Company intends to defend itself vigorously in each of these legal proceedings. The outcome of these legal proceedings is uncertain at this point. At present, the Company cannot estimate a range of loss for these actions based on the information available to the Company. Accordingly, the Company has not accrued any liability associated with these actions.

9. Share-Based Compensation

Incentive Plan

The Company makes equity incentive grants pursuant to our 2017 Equity Incentive Plan (the “2017 Plan”) under which a maximum of 3,000 shares may be granted. As of March 31, 2025, 875 shares were available for grants under the 2017 Plan.

Restricted Stock

During the three months ended March 31, 2025, the Company granted 86 shares of common stock with a service vesting condition to certain of its executives, officers and employees. The restricted shares have voting rights and vest in five annual installments of 20%, with the first installment vesting in March of the calendar year following the date of grant (the “first vesting date”) and subsequent installments vesting on each of the four anniversaries of the first vesting date. Upon vesting, shares will be withheld in lieu of taxes equivalent to the minimum statutory tax withholding required to be paid when the restricted stock vests. During the three months ended March 31, 2025, the Company withheld 53 shares of common stock in lieu of taxes at a cost of $9,463 on the restricted stock vesting dates.

A summary of the activity related to restricted stock granted under the 2017 Plan since December 31, 2024 is as follows:

		Weighted Average
	Total	Grant Date
	Shares	Fair Value per Share
Outstanding as of December 31, 2024	403	$104.54
Granted	86	$172.75
Vested	(136)	$97.24
Forfeited, canceled or expired	—	$—
Outstanding as of March 31, 2025	353	$124.10

Grand Canyon Education, Inc.

Notes to Consolidated Financial Statements

(In thousands, except per share data)

Share-based Compensation Expense

The table below outlines share-based compensation expense for the three months ended March 31, 2025 and 2024 related to restricted stock granted:

	2025	2024
Technology and academic services	$731	$605
Counseling services and support	1,930	1,826
Marketing and communication	65	54
General and administrative	904	998
Share-based compensation expense included in operating expenses	$3,630	$3,483
Tax effect of share-based compensation	(908)	(871)
Share-based compensation expense, net of tax	$2,722	$2,612

10. Treasury Stock

The Board of Directors has authorized share repurchases of up to $2,245,000 since the initiation of the Company’s stock repurchase program. The expiration date on the current repurchase authorization is March 1, 2026. Repurchases occur at the Company’s discretion. Repurchases may be made in the open market or in privately negotiated transactions, pursuant to the applicable SEC rules. The amount and timing of future share repurchases, if any, will be made as market and business conditions warrant.

During the three months ended March 31, 2025 the Company repurchased 395 shares of common stock, at an aggregate cost of $68,394. As of March 31, 2025, there remained $231,255 available under its current share repurchase authorization. Shares repurchased in lieu of taxes are not included in the repurchase plan totals as they were approved in conjunction with the restricted share awards. Excise taxes of $533 are not included in the repurchase plan totals but are included in the total cost of net share repurchases in the consolidated statement of stockholders’ equity.

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

Forward-looking statements should not be read as a guarantee of future performance or results and will not necessarily be accurate indications of the times at, or by, which such performance or results will be achieved. Forward-looking statements are based on information available at the time those statements are made or management’s good faith belief as of that time with respect to future events and are subject to risks and uncertainties that could cause actual performance or results to differ materially from those expressed in or suggested by the forward-looking statements. Important factors that could cause our actual performance or results to differ materially from those expressed in or suggested by the forward-looking statements, include, but are not limited to:

●	legal and regulatory actions taken against us related to our services business, or against our university partners that impact their businesses and that directly or indirectly reduce the service revenue we can earn under our master services agreements;
●	the occurrence of any event, change or other circumstance that could give rise to the termination of any of the key university partner agreements;
●	our ability to properly manage risks and challenges associated with strategic initiatives, including potential acquisitions or divestitures of, or investments in, new businesses, acquisitions of new properties and new university partners, and expansion of services provided to our existing university partners;
●	our failure to comply with the extensive regulatory framework applicable to us either directly as a third-party service provider or indirectly through our university partners, including Title IV of the Higher Education Act and the regulations thereunder, state laws and regulatory requirements, and accrediting commission requirements, and the results of related legal and regulatory actions that arise from such failures;
●	the harm to our business, results of operations, and financial condition, and harm to our university partners resulting from epidemics, pandemics, or public health crises;
●	the harm to our business and our ability to retract and retain students resulting from capacity constraints, system disruptions, or security breaches in our online computer networks and phone systems:
●	the ability of our university partners’ students to obtain federal Title IV funds, state financial aid, and private financing;
●	potential damage to our reputation or other adverse effects as a result of negative publicity in the media, in the industry or in connection with governmental reports or investigations or otherwise, affecting us or other companies in the education services sector;
●	risks associated with changes in applicable federal and state laws and regulations and accrediting commission standards, including pending rulemaking by the United States Department of Education applicable to us directly or indirectly through our university partners;

●	competition from other education service companies in our geographic region and market sector, including competition for students, qualified executives and other personnel;
●	our expected tax payments and tax rate;
●	our ability to hire and train new employees, and develop and train existing employees;
●	the pace of growth of our university partners’ enrollment and its effect on the pace of our own growth;
●	fluctuations in our revenues due to seasonality;
●	our ability, on behalf of our university partners, convert prospective students to enrolled students and to retain active students to graduation;
●	our success in updating and expanding the content of existing programs and developing new programs in a cost-effective manner or on a timely basis for our university partners;
●	risks associated with the competitive environment for marketing the programs of our university partners;
●	failure on our part to keep up with advances in technology that could enhance the experience for our university partners’ students;
●	our ability to manage future growth effectively;
●	the impact of any natural disasters or public health emergencies; and
●	general adverse economic conditions or other developments that affect the job prospects of our university partners’ students.

Additional factors that could cause actual results to differ from those discussed in the forward-looking statements include, but are not limited to, those described in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K (the “2024 Form 10-K”) filed with the Securities and Exchange Commission (“SEC”) for the fiscal year ended December 31, 2024, as updated in our subsequent reports filed with the SEC, including any updates found in Part II, Item 1A of this Quarterly Report on Form 10-Q or our other reports on Form 10-Q. Forward-looking statements speak only as of the date the statements are made. You should not put undue reliance on any forward-looking statements. We assume no obligation to update forward-looking statements to reflect actual results, changes in assumptions, or changes in other factors affecting forward-looking information, except to the extent required by applicable securities laws. If we do update one or more forward-looking statements, no inference should be drawn that we will make additional updates with respect to those or other forward-looking statements.

Executive Overview

Grand Canyon Education, Inc. (together with its subsidiaries, the “Company” or “GCE”) is a publicly traded education services company dedicated to serving colleges and universities. GCE has developed significant technological solutions, infrastructure and operational processes to provide services to these institutions on a large scale. GCE’s most significant university partner is Grand Canyon University (“GCU”), a comprehensive regionally accredited university that offers graduate and undergraduate degree programs, emphases and certificates across ten colleges both online and on ground at its campus in Phoenix, Arizona, and at nine off-campus classroom and laboratory sites.

We also provide education services to numerous university partners across the United States. In the healthcare field, we work in partnership with a number of top universities and healthcare networks, offering healthcare-related academic programs at off-campus classroom and laboratory sites located near healthcare providers and developing high-quality, career-ready graduates who enter the workforce ready to meet the demands of the healthcare industry. In addition, we have provided certain services to a university partner to assist them in expanding their online graduate programs. As of March 31, 2025, GCE provides education services to 22 university partners across the United States.

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

Critical Accounting Policies and Use of Estimates

Our critical accounting policies are disclosed in the 2024 Form 10-K for the fiscal year ended December 31, 2024. During the three months ended March 31, 2025, there were no significant changes in our critical accounting policies.

Results of Operations

The following table sets forth certain income statement data as a percentage of revenue for each of the periods indicated. Amortization of intangible assets has been excluded from the table below:

	Three Months Ended
	March 31,
	2025	2024
Costs and expenses
Technology and academic services	14.4%	14.2%
Counseling services and support	30.0	30.2
Marketing and communication	20.9	20.2
General and administrative	3.6	3.9

Three Months Ended March 31, 2025 Compared to Three Months Ended March 31, 2024

Service revenue. Our service revenue for the three months ended March 31, 2025 was $289.3 million, an increase of $14.6 million, or 5.3%, as compared to service revenue of $274.7 million for the three months ended March 31, 2024. The increase year over year in service revenue was primarily due to an increase in partner enrollments of 5.8% to 127,779 at March 31, 2025 as compared to 120,788 at March 31, 2024. GCU enrollments increased to 123,773 at March 31, 2025, an increase of 5.8% over enrollments at March 31, 2024. University partner enrollments at our off-campus classroom and laboratory sites were 5,027, an increase of 12.1% over enrollments at March 31, 2024, which includes 1,021 and 650 GCU students at March 31, 2025 and 2024, respectively. Excluding sites closing in 2024 to new enrollments, total enrollments at our off-campus classroom and laboratory sites increased 16.5% between years. Revenue per student decreased slightly between years primarily due to the additional day for leap year in 2024 which added additional service revenue of $1.5 million as compared to the current year and contract modifications for some of our university partners in which the revenue share percentage was reduced in exchange for us no longer reimbursing the partner for certain faculty costs both of which had the effect of reducing revenue per student partially offset by the service revenue per student for accelerated Bachelor of Science in Nursing (“ABSN”) students at off-campus classroom and laboratory sites generating a significantly higher revenue per student than we earn under our agreement with GCU, as these agreements generally provide us with a higher revenue share percentage, the partners have higher tuition rates than GCU and the majority of our partners’ students take more credits on average per semester.

Although partner enrollments at our off-campus classroom and laboratory sites returned to year over year growth in 2024, some existing partners continue to experience reduced incoming cohort sizes which has slowed the growth. We believe the growth in the number of ABSN students continues to be negatively impacted by the strong job market as these students have historically been individuals with already completed bachelor’s degrees choosing to re-career into one of these health professions. To address this challenge, we have been working with our university partners to adjust their programs to allow students with the required education experience but without a completed bachelor’s degree to enter their programs. The majority of those partners that have made the adjustment to admit students without a completed bachelor’s degree had new enrollment growth on a year over year basis in the Spring 2025 semester.

We opened six sites in the year ended December 31, 2024 and opened one site in the three months ended March 31, 2025 increasing the total number of these sites to 46 at March 31, 2025, which has also positively impacted the enrollment growth. Enrollments for GCU ground students were 22,330 at March 31, 2025 down from 22,965 at March 31, 2024 due to a small decline in traditional ground students year over year and the continued decline in professional studies students (working adults attending the university’s traditional campus at night), partially offset by an increase in

ABSN students between years. GCU online enrollments were 101,443 at March 31, 2025, up from 93,987 at December 31, 2024, an increase of 7.9% between years.

Technology and academic services. Our technology and academic services expenses for the three months ended March 31, 2025 were $41.7 million, an increase of $2.6 million, or 6.5%, as compared to technology and academic services expenses of $39.1 million for the three months ended March 31, 2024. This increase was primarily due to increases in other technology and academic costs and in occupancy and depreciation of $2.0 million and $0.7 million, respectively, partially offset by a decrease in employee compensation and related expenses, including share-based compensation, of $0.1 million. The increases in other technology and academic costs and occupancy and depreciation were primarily due to the costs associated with the increased number of off-campus classroom and laboratory sites to support our 22 university partners and their increased enrollment growth as well as an increase in curriculum cost reimbursement to our university partners. The decrease in employee compensation and related expenses is primarily due to decreased faculty reimbursements due to changes in our agreements with certain university partners whereby we no longer reimburse these partners for their faculty costs, partially offset by increased headcount to support our 22 university partners and their increased enrollment growth, tenure-based salary adjustments, a significant year over year increase in benefit costs and the increased number of off-campus classroom and laboratory sites year over year. Our technology and academic services expenses as a percentage of revenue increased by 0.2% to 14.4% for the three months ended March 31, 2025, from 14.2% for the three months ended March 31, 2024. This increase was primarily due to the growing curriculum cost reimbursement partially offset by decreased faculty reimbursements between years. We anticipate that technology and academic services expenses as a percentage of revenue will increase in the future as we open more off-site classroom and laboratory sites and the growing curriculum cost reimbursements.

Counseling services and support. Our counseling services and support expenses for the three months ended March 31, 2025 were $86.8 million, an increase of $3.9 million, or 4.8%, as compared to counseling services and support expenses of $82.9 million for the three months ended March 31, 2024. This increase was primarily attributable to increases in employee compensation and related expenses including share-based compensation and benefits, and in occupancy and depreciation costs of $4.5 million, $0.4 million, respectively, partially offset by decreases in other counseling services and support expenses of $1.0 million. The increases in employee compensation including share-based compensation and benefits were primarily due to increased headcount to support our university partners, and their planned increases in enrollment, tenure-based salary adjustments, a significant year over year increase in benefit costs and the increased number of off-campus classroom and laboratory sites open year over year. The increase in occupancy and depreciation is primarily related to higher depreciation expense associated with our continued enhancements to technology infrastructure and internal-use software development. The decrease in other counseling services and support expenses is primarily the result of lower travel costs for our 22 university partners. Our counseling services and support expenses as a percentage of revenue decreased 0.2% to 30.0% for the three months ended March 31, 2025, from 30.2% for the three months ended March 31, 2024 primarily due to our ability to leverage our counseling services and support expenses across an increasing revenue base. We anticipate that counseling services and support expense will increase in the future as we continue to invest to meet our partners’ needs although we might continue to have a decline in these costs as a percentage of revenue.

Marketing and communication. Our marketing and communication expenses for the three months ended March 31, 2025 were $60.3 million, an increase of $4.9 million, or 9.0%, as compared to marketing and communication expenses of $55.4 million for the three months ended March 31, 2024. This increase was primarily attributable to the increased cost to market our university partners’ programs and to the marketing of new university partners and new locations which resulted in increased advertising of $4.5 million and increased employee compensation, including share-based compensation and benefits of $0.4 million. Our marketing and communication expenses as a percentage of revenue increased by 0.7% to 20.9% for the three months ended March 31, 2025, from 20.2% for the three months ended March 31, 2024, primarily due to our enrollment growth goals at our university partners’ programs and increased advertising to achieve those goals and a timing difference between years and our planned spend. We anticipate that marketing and communication expenses will increase in the future as we continue to invest to meet our partners’ needs although we anticipate a decline in these costs as a percentage of revenue in the second half of 2025.

General and administrative. Our general and administrative expenses for the three months ended March 31, 2025 were $10.4 million, a decrease of $0.3 million, or 3.4%, as compared to general and administrative expenses of $10.7 million for the three months ended March 31, 2024. This decrease was primarily attributable to a decrease in professional fees, including legal costs of $0.4 million, partially offset by an increase in employee compensation, including share-based compensation and benefits of $0.1 million. The decreases in professional fees were due to lower spend on non-litigation services. Our general and administrative expenses as a percentage of revenue decreased by 0.3% to 3.6% for the three months ended March 31, 2025, from 3.9% for the three months ended March 31, 2024 primarily due to our ability to leverage our general and administrative expenses across an increasing revenue base. We anticipate that general and administrative expenses will increase in the future and these costs as a percentage of revenue might increase if legal costs rise faster than our revenue growth rate.

Amortization of intangible assets. Amortization of intangible assets for the three months ended March 31, 2025 and 2024 were $2.1 million for both periods. As a result of the Orbis Education acquisition in 2019, certain identifiable intangible assets were created (primarily customer relationships) that will be amortized over their expected lives.

Investment interest and other. Investment interest and other for the three months ended March 31, 2025 was $3.4 million, a decrease of $0.3 million, as compared to $3.7 million for the three months ended March 31, 2024 due to lower returns on our investment balances.

Income tax expense. Income tax expense for the three months ended March 31, 2025 was $19.8 million, a decrease of $0.4 million, or 2.0%, as compared to income tax expense of $20.2 million for the three months ended March 31, 2024. Our effective tax rate was 21.6% during the three months ended March 31, 2025 compared to 22.9% during the three months ended March 31, 2024. The effective tax rate decreased year over year primarily due to an increase in excess tax benefits of $2.7 million as compared to $1.5 million in the three months ended March 31, 2025 and 2024, respectively, partially offset by higher state income taxes. The inclusion of excess tax benefits and deficiencies as a component of our income tax expense increases the volatility within our provision for income taxes as the amount of excess tax benefits or deficiencies from share-based compensation awards are dependent on our stock price at the date the restricted stock awards vest. Our restricted stock awards vest in March each year so any benefit or expense will primarily impact the first quarter each year.

Net income. Our net income for the three months ended March 31, 2025 was $71.6 million, an increase of $3.6 million, or 5.3% as compared to $68.0 million for the three months ended March 31, 2024, due to the factors discussed above.

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

Liquidity and Capital Resources

	As of March 31,	As of December 31,
(In thousands)	2025	2024
Cash, cash equivalents and investments	$304,653	$324,623

Overview

Our liquidity position, as measured by cash and cash equivalents and investments decreased by $20.0 million between December 31, 2024 and March 31, 2025, which was largely attributable to share repurchases, changes in our investment balance and capital expenditures exceeding our cash provided by operations during the three months ended March 31, 2025.

Based on our current level of operations and anticipated growth, we believe that our cash flow from operations and other sources of liquidity, including cash and cash equivalents and investments, will provide adequate funds for ongoing operations, planned capital expenditures, and working capital requirements for at least the next 24 months.

Cash Flows from Operating Activities

	Three Months Ended March 31,
(In thousands)	2025	2024
Net cash provided by operating activities	$67,631	$84,963

The decrease in cash generated from operating activities between the three months ended March 31, 2024 and the three months ended March 31, 2025 was primarily due to changes in working capital balances, primarily accounts payable and accrued liabilities, partially offset by increased income. Accounts payable increased between December 31, 2023 and March 31, 2024 by $12.0 million compared to the decrease of $2.0 million between December 31, 2024 and March 31, 2025 due to the timing of vendor payments. Accrued liabilities decreased by $5.5 million between December 31, 2024 and March 31, 2025 whereas it was flat between December 31, 2023 and March 31, 2024 due to timing differences between the last pay period at the end of each fiscal quarter. We define working capital as the assets and liabilities, other than cash, generated through the Company’s primary operating activities. Changes in these balances are included in the changes in assets and liabilities presented in the consolidated statement of cash flows.

Cash Flows from Investing Activities

	Three Months Ended March 31,
(In thousands)	2025	2024
Net cash used in investing activities	$(169,888)	$(5,260)

Investing activities consumed $169.9 million of cash in the three months ended March 31, 2025 compared to $5.3 million in the three months ended March 31, 2024.

Cash used in investing activities includes net investment activity. In the three months ended March 31, 2024, proceeds from the sale of investments, net of purchases of available-for-sale securities were $3.8 million. In the three months ended March 31, 2025, the purchase of available-for-sale securities, net of proceeds from the sale of investments were $159.9 million.

In the first three months of 2025 and 2024 cash used in investing activities also included capital expenditures totaling $8.9 million and $9.0 million, respectively. Capital expenditures for both periods primarily consisted of leasehold improvements and equipment for new off-campus classroom and laboratory sites, as well as purchases of computer equipment, internal use software projects and furniture and equipment to support our increasing employee headcount. The Company incurs upfront expenses and capital expenditures prior to an off-campus classroom and laboratory site being opened. The Company intends to continue to spend approximately $30.0 million to $40.0 million per year for capital expenditures.

Cash Flows from Financing Activities

	Three Months Ended March 31,
(In thousands)	2025	2024
Net cash used in financing activities	$(77,857)	$(29,970)

Financing activities consumed $77.9 million of cash in the three months ended March 31, 2025 compared to $30.0 million in the three months ended March 31, 2024.

During the three months ended March 31, 2025 and 2024, $68.4 million and $22.6 million, respectively was used to purchase treasury stock in accordance with GCE’s share repurchase program. In 2025 and 2024, $9.5 million and $7.4 million, respectively, of cash was utilized to purchase common shares withheld in lieu of income taxes resulting from the vesting of restricted share awards. The Company intends to continue using a significant portion of its cash flows from operations to repurchase its shares.

Share Repurchase Program

The Board of Directors has authorized share repurchases of up to $2,245.0 million since the initiation of the Company’s stock repurchase program. The expiration date on the current repurchase authorization by our Board of

Directors is March 1, 2026. Repurchases occur at the Company’s discretion and the Company may modify, suspend or discontinue the repurchase authorization at any time.

Under our share repurchase authorization, we may purchase shares in the open market or in privately negotiated transactions, pursuant to the applicable SEC rules. The amount and timing of future share repurchases, if any, will be made as market and business conditions warrant.

We repurchased 395,426 shares of common stock in the three months ended March 31, 2025. At March 31, 2025, there remains $231.3 million available under our share repurchase authorization.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have had or are reasonably likely to have a material current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources.

Item 3.   Quantitative and Qualitative Disclosures About Market Risk

Market risk. As of March 31, 2025, we have no derivative financial instruments or derivative commodity instruments. We invest cash in excess of current operating requirements in money market instruments and commercial paper at multiple financial institutions.

Interest rate risk. We manage interest rate risk by investing excess funds in cash equivalents, BBB or higher rated corporate bonds, commercial paper, agency bonds, treasury bills, municipal securities, asset backed securities, municipal bonds, and collateralized mortgage obligations bearing variable interest rates, which are tied to various market indices or individual bond coupon rates. Our future investment income may fall short of expectations due to changes in interest rates or we may suffer losses in principal if we are forced to sell securities before their maturity date that have declined in market value due to changes in interest rates. At March 31, 2025, a 10% increase or decrease in interest rates would not have a material impact on our future earnings, fair values, or cash flows.

Item 4.   Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective, as of March 31, 2025, in ensuring that material information relating to us required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in reports it files or submits under the Exchange Act is accumulated and communicated to management, including its principal executive officer or officers and principal financial officer or officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

Item 1A. Risk Factors

There have been no material changes to the risk factors disclosed in the “Risk Factors” section of the 2024 Form 10-K.

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sales of Unregistered Securities

None.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

The Board of Directors has authorized share repurchases of up to $2,245.0 million since the initiation of the Company’s stock repurchase program. The expiration date on the current repurchase authorization by our Board of Directors is March 1, 2026. Repurchases occur at the Company’s discretion and the Company may modify, suspend or discontinue the repurchase authorization at any time. Repurchases may be made in the open market or in privately negotiated transactions, pursuant to the applicable SEC rules. The amount and timing of future share repurchases, if any, will be made as market and business conditions warrant.

During the three months ended March 31, 2025, 395,426 shares of common stock were repurchased by the Company. At March 31, 2025, there remains $231.3 million available under our share repurchase authorization.

The following table sets forth our share repurchases of common stock and our share repurchases in lieu of taxes, which are not included in the repurchase plan totals as they were approved in conjunction with the restricted share awards, during each period in the first quarter of fiscal 2025:

			Total Number of	Maximum Dollar
			Shares Purchased as	Value of Shares
		Average	Part of Publicly	That May Yet Be
	Total Number of	Price Paid	Announced	Purchased Under
Period	Shares Purchased	Per Share	Program	the Program
Share Repurchases
January 1, 2025 – January 31, 2025	150,517	$167.74	150,517	$274,400,000
February 1, 2025 – February 28, 2025	117,590	$181.76	117,590	$253,000,000
March 1, 2025 – March 31, 2025	127,319	$171.01	127,319	$231,300,000
Total	395,426	$172.96	395,426	$231,300,000
Tax Withholdings
January 1, 2025 – January 31, 2025	—	$—	—	$—
February 1, 2025 – February 28, 2025	—	$—	—	$—
March 1, 2025 – March 31, 2025	52,625	$179.82	—	$—
Total	52,625	$179.82	—	$—

Item 3.   Defaults Upon Senior Securities

None.

Item 4.   Mine Safety Disclosures

None.

Item 5.   Other Information

During the three months ended March 31, 2025, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 6.   Exhibits

(a)   Exhibits

Number	Description	Method of Filing
3.1	Amended and Restated Certificate of Incorporation.	Incorporated by reference to Exhibit 3.1 to the Company’s Annual Report on Form 10-K filed with the SEC on February 20, 2019.

3.2	Third Amended and Restated Bylaws.	Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on October 29, 2014.

4.1	Specimen of Stock Certificate.	Incorporated by reference to Exhibit 4.1 to Amendment No. 2 to the Company’s Registration Statement on Form S-1 filed with the SEC on September 29, 2008.

10.1	Second Amended and Restated Executive Employment Agreement, dated April 29, 2025, by and between Grand Canyon Education, Inc. and Kathy J. Claypatch†	Filed herewith.

31.1	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

31.2	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. ††	Filed herewith.

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. ††	Filed herewith.

101

The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2025, formatted in Inline XBRL: (i) Consolidated Income Statements, (ii) Consolidated Statements of Comprehensive Income, (iii) Consolidated Balance Sheets, (iv) Consolidated Statements of Stockholders’ Equity, (v) Consolidated Statements of Cash Flows, and (vi) Notes to Consolidated Financial Statements tagged as blocks of text and including detailed tags.

Filed herewith.

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2025, formatted in Inline XBRL (included as Exhibit 101).	Filed herewith.

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

GRAND CANYON EDUCATION, INC.

Date: May 6, 2025	By:	/s/ Daniel E. Bachus
Daniel E. Bachus
Chief Financial Officer
(Principal Financial Officer)