Form 10-Q
period 2025-06-30
Grand Canyon Education, Inc.
filed 2025-08-06
CIK 1434588

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

or

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

The total number of shares of common stock outstanding as of August 1, 2025, was 28,087,210.

GRAND CANYON EDUCATION, INC.

FORM 10-Q

PART I – FINANCIAL INFORMATION

Item 1.Financial Statements

GRAND CANYON EDUCATION, INC.

Consolidated Income Statements

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands, except per share data)	2025	2024	2025	2024
Service revenue	$247,499	$227,463	$536,809	$502,138
Costs and expenses:
Technology and academic services	43,134	41,001	84,798	80,126
Counseling services and support	83,023	78,107	169,845	160,991
Marketing and communication	56,037	52,895	116,367	108,248
General and administrative	11,411	10,636	21,777	21,366
Amortization of intangible assets	2,105	2,105	4,210	4,210
Total costs and expenses	195,710	184,744	396,997	374,941
Operating income	51,789	42,719	139,812	127,197
Interest expense	—	(2)	—	(4)
Investment interest and other	3,226	4,112	6,607	7,841
Income before income taxes	55,015	46,829	146,419	135,034
Income tax expense	13,469	11,951	33,255	32,146
Net income	$41,546	$34,878	$113,164	$102,888
Earnings per share:
Basic income per share	$1.48	$1.19	$4.02	$3.50
Diluted income per share	$1.48	$1.19	$4.00	$3.48
Basic weighted average shares outstanding	27,996	29,285	28,136	29,372
Diluted weighted average shares outstanding	28,134	29,415	28,301	29,527

The accompanying notes are an integral part of these consolidated financial statements.

GRAND CANYON EDUCATION, INC.

Consolidated Balance Sheets

	June 30,	December 31,
(In thousands, except par value)	2025	2024
	(Unaudited)
ASSETS:
Current assets
Cash and cash equivalents	$192,278	$324,623
Investments	181,621	—
Accounts receivable, net	27,699	82,948
Income tax receivable	6,665	490
Other current assets	14,218	11,915
Total current assets	422,481	419,976
Property and equipment, net	179,384	176,823
Right-of-use assets	98,477	99,541
Amortizable intangible assets, net	155,752	159,962
Goodwill	160,766	160,766
Other assets	4,147	1,357
Total assets	$1,021,007	$1,018,425
LIABILITIES AND STOCKHOLDERS’ EQUITY:
Current liabilities
Accounts payable	$24,353	$26,721
Accrued compensation and benefits	32,789	33,183
Accrued liabilities	34,009	29,620
Income taxes payable	112	8,559
Deferred revenue	14,150	—
Current portion of lease liability	13,577	12,883
Total current liabilities	118,990	110,966
Deferred income taxes, noncurrent	28,235	26,527
Other long-term liability	1,550	1,444
Lease liability, less current portion	94,256	95,635
Total liabilities	243,031	234,572
Commitments and contingencies
Stockholders’ equity
Preferred stock, $0.01 par value, 10,000 shares authorized; 0 shares issued and outstanding at June 30, 2025 and December 31, 2024	—	—
Common stock, $0.01 par value, 100,000 shares authorized; 54,178 and 54,090 shares issued and 28,234 and 28,858 shares outstanding at June 30, 2025 and December 31, 2024, respectively	542	541
Treasury stock, at cost, 25,944 and 25,232 shares of common stock at June 30, 2025 and December 31, 2024, respectively	(2,150,693)	(2,024,370)
Additional paid-in capital	343,852	336,736
Accumulated other comprehensive gain	165	—
Retained earnings	2,584,110	2,470,946
Total stockholders’ equity	777,976	783,853
Total liabilities and stockholders’ equity	$1,021,007	$1,018,425

The accompanying notes are an integral part of these consolidated financial statements.

GRAND CANYON EDUCATION, INC.

Consolidated Statements of Comprehensive Income

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands)	2025	2024	2025	2024
Net income	$41,546	$34,878	$113,164	$102,888
Other comprehensive income, net of tax:
Unrealized gains (losses) on available-for-sale securities, net of taxes of $52 and $4 for the three months ended June 30, 2025 and 2024, respectively, and $51 and $22 for the six months ended June 30, 2025 and 2024, respectively	172	(13)	165	(69)
Comprehensive income	$41,718	$34,865	$113,329	$102,819

The accompanying notes are an integral part of these consolidated financial statements.

GRAND CANYON EDUCATION, INC.

Consolidated Statement of Stockholders’ Equity

(In thousands)

(Unaudited)

	Six Months Ended June 30, 2025
						Accumulated
					Additional	Other
	Common Stock		Treasury Stock		Paid-in	Comprehensive	Retained
	Shares	Par Value	Shares	Cost	Capital	Loss	Earnings	Total
Balance at December 31, 2024	54,090	$541	25,232	$(2,024,370)	$336,736	$—	$2,470,946	$783,853
Comprehensive income	—	—	—	—	—	(7)	71,618	71,611
Common stock purchased for treasury	—	—	395	(68,927)	—	—	—	(68,927)
Restricted shares forfeited	—	—	—	—	—	—	—	—
Share-based compensation	86	1	53	(9,463)	3,629	—	—	(5,833)
Balance at March 31, 2025	54,176	$542	25,680	$(2,102,760)	$340,365	$(7)	$2,542,564	$780,704
Comprehensive income	—	—	—	—	—	172	41,546	41,718
Common stock purchased for treasury	—	—	259	(47,933)	—	—	—	(47,933)
Restricted shares forfeited	—	—	5	—	—	—	—	—
Share-based compensation	2	—	—	—	3,487	—	—	3,487
Balance at June 30, 2025	54,178	$542	25,944	$(2,150,693)	$343,852	$165	$2,584,110	$777,976

	Six Months Ended June 30, 2024
						Accumulated
					Additional	Other
	Common Stock		Treasury Stock		Paid-in	Comprehensive	Retained
	Shares	Par Value	Shares	Cost	Capital	Loss	Earnings	Total
Balance at December 31, 2023	53,970	$540	24,017	$(1,849,693)	$322,512	$(57)	$2,244,712	$718,014
Comprehensive income	—	—	—	—	—	(56)	68,010	67,954
Common stock purchased for treasury	—	—	172	(22,558)	—	—	—	(22,558)
Restricted shares forfeited	—	—	4	—	—	—	—	—
Share-based compensation	117	1	55	(7,446)	3,482	—	—	(3,963)
Balance at March 31, 2024	54,087	$541	24,248	$(1,879,697)	$325,994	$(113)	$2,312,722	$759,447
Comprehensive income	—	—	—	—	—	(13)	34,878	34,865
Common stock purchased for treasury	—	—	281	(39,113)	—	—	—	(39,113)
Restricted shares forfeited	—	—	12	—	—	—	—	—
Share-based compensation	3	—	—	—	3,996	—	—	3,996
Balance at June 30, 2024	54,090	$541	24,541	$(1,918,810)	$329,990	$(126)	$2,347,600	$759,195

The accompanying notes are an integral part of these consolidated financial statements.

GRAND CANYON EDUCATION, INC.

Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended
	June 30,
(In thousands)	2025	2024
Cash flows provided by operating activities:
Net income	$113,164	$102,888
Adjustments to reconcile net income to net cash provided by operating activities:
Share-based compensation	7,117	7,479
Depreciation and amortization	15,260	13,581
Amortization of intangible assets	4,210	4,210
Deferred income taxes	1,657	266
Other, including fixed asset disposals	(602)	(457)
Changes in assets and liabilities:
Accounts receivable from university partners	55,249	49,357
Other assets	(4,732)	(749)
Right-of-use assets and lease liabilities	379	759
Accounts payable	(2,605)	4,986
Accrued liabilities	3,014	8,334
Income taxes receivable/payable	(14,622)	(14,344)
Deferred revenue	14,150	7,216
Net cash provided by operating activities	191,639	183,526
Cash flows used in investing activities:
Capital expenditures	(17,561)	(17,933)
Additions of amortizable content	(28)	(170)
Purchase of equity investment	(1,000)	—
Loss on equity investment	500	—
Purchases of investments	(191,666)	(48,594)
Proceeds from sale or maturity of investments	11,007	46,708
Net cash used in investing activities	(198,748)	(19,989)
Cash flows used in financing activities:
Repurchase of common shares and shares withheld in lieu of income taxes	(125,236)	(68,695)
Net cash used in financing activities	(125,236)	(68,695)
Net (decrease) increase in cash and cash equivalents and restricted cash	(132,345)	94,842
Cash and cash equivalents and restricted cash, beginning of period	324,623	146,475
Cash and cash equivalents and restricted cash, end of period	$192,278	$241,317
Supplemental disclosure of cash flow information
Cash paid for interest	$—	$4
Cash paid for income taxes	$44,476	$44,220
Supplemental disclosure of non-cash investing and financing activities
Purchases of property and equipment included in accounts payable	$1,302	$1,713
ROU Asset and Liability recognition	$—	$9,439
Excise tax on treasury stock repurchases	$1,087	$422

The accompanying notes are an integral part of these consolidated financial statements.

Grand Canyon Education, Inc.

Notes to Consolidated Financial Statements

(In thousands, except per share data)

1. Nature of Business

Grand Canyon Education, Inc. (together with its subsidiaries, the “Company” or “GCE”) is a publicly traded education services company dedicated to serving colleges and universities. GCE has developed significant technological solutions, infrastructure and operational processes to provide services to these institutions on a large scale. GCE’s most significant university partner is Grand Canyon University (“GCU”), an Arizona non-profit corporation, a comprehensive regionally accredited university that offers graduate and undergraduate degree programs, emphases and certificates across ten colleges both online, on ground at its campus in Phoenix, Arizona and at ten off-campus classroom and laboratory sites.

We also provide education services to numerous university partners across the United States. In the healthcare field, we work in partnership with a number of top universities and healthcare networks, offering healthcare-related academic programs at off-campus classroom and laboratory sites located near healthcare providers and developing high-quality, career-ready graduates who enter the workforce ready to meet the demands of the healthcare industry. In addition, we have provided certain services to a university partner to assist them in expanding their online graduate programs. As of June 30, 2025, GCE provides education services to 20 university partners across the United States.

2. Summary of Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. Intercompany transactions have been eliminated in consolidation.

Unaudited Interim Financial Information

The accompanying unaudited interim consolidated financial statements of the Company have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) and pursuant to the rules and regulations of the United States Securities and Exchange Commission (the “SEC”) and the instructions to Form 10-Q and Article 10, consistent in all material respects with those applied in its financial statements included in its Annual Report on Form 10-K for the fiscal year ended December 31, 2024. They do not include all of the information and footnotes required by GAAP for complete financial statements. Such interim financial information is unaudited but reflects all adjustments that in the opinion of management are necessary for the fair presentation of the interim periods presented. Interim results are not necessarily indicative of results for a full year. These consolidated financial statements should be read in conjunction with the Company’s audited financial statements and footnotes included in its Annual Report on Form 10-K for the fiscal year ended December 31, 2024 from which the December 31, 2024 balance sheet information was derived.

Investments

As of December 31, 2024 the Company had no investments. As of June 30, 2025, the Company considered its investments in corporate bonds, agency bonds, treasury bills and commercial paper as available-for-sale securities based on the Company’s intent for the respective securities. Available-for-sale securities are carried at fair value, determined using Level 1 and Level 2 of the hierarchy of valuation inputs, with the use of inputs other than quoted prices that are observable for the assets. Unrealized investment gains and losses, net of tax, are reported as a separate component of other comprehensive income. Unrealized losses considered to be other-than-temporary are recognized currently in earnings. Amortization of premiums, accretion of discounts, interest and dividend income and realized gains and losses are included in interest and other income.

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

Costs that are capitalized include payroll and payroll-related costs for employees who are directly associated and spend time producing content and payments to faculty and subject matter experts involved in the process.  The Company starts capitalizing content costs when it begins to develop or to convert a particular course, resources have been assigned and a timeline has been set. The content asset is placed in service when all work is complete, and the curriculum could be used for instruction. Capitalized content development assets are included in other assets in our consolidated balance sheets. The Company has concluded that the most appropriate method to amortize the deferred content assets is on a straight-line basis over the estimated life of the course, which is generally four years which corresponds with course’s review and major revision cycle. As of June 30, 2025 and December 31, 2024, $519 and $658, respectively, net of amortization, of deferred content assets are included in other assets, long-term in the Company’s consolidated balance sheets and amortization is included in technical and academic services where the costs originated.

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

Finite-lived intangible assets that are acquired in a business combination are recorded at fair value on their acquisition dates and are amortized using a method that reflects the pattern in which the economic benefits of the intangible assets are consumed or on a straight-line basis over the estimated useful life of the intangible asset if the pattern of economic benefit cannot be reliability determined. Finite-lived intangible assets consist of university partner relationships and trade names. The Company reviews its finite-lived intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an intangible asset may not be recoverable. There were no indicators that the carrying amount of the finite-lived intangible assets were impaired as of June 30, 2025. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to undiscounted future net cash flows expected to be generated by the assets. If such intangible assets are not recoverable, a potential impairment loss is recognized to the extent the carrying amounts of the assets exceeds the fair value of the assets.

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

The Company’s receivables represent unconditional rights to consideration from our Services Agreements with our university partners. Accounts receivable, net is stated at net realizable value and contains billed and unbilled revenue. The Company utilizes the allowance method to provide for doubtful accounts based on its evaluation of the expected credit losses. There have been no amounts written off and no reserves established as of June 30, 2025 given historical collection experience and an evaluation of reasonable and supportable forecasts of economic conditions and other pertinent factors affecting the Company’s customers such as known credit risk or industry trends. The Company will continue to review and revise its allowance methodology based on its collection experience with its partners.

For our partners with unbilled revenue, revenue recognition occurs in advance of billings. Billings for some university partners do not occur until after the service period has commenced and final enrollment information is available. Given that the Fall semester ends just prior to December 31 of each year, unbilled revenue is low at year end (whereas a semester is ongoing at the end of each other fiscal quarter, and unbilled revenue is thus higher at the end of our first three quarters). Our unbilled revenue of $3,296 and $115 as of June 30, 2025 and December 31, 2024, respectively, are included in accounts receivable in our consolidated balance sheets. Deferred revenue represents the excess of amounts received as compared to amounts recognized in revenue on our consolidated statements of income as of the end of the reporting period, and such amounts are reflected as a current liability on our consolidated balance sheets. We generally receive payments for our services billed within 30 days of invoice. These payments are recorded as deferred revenue until the services are delivered and revenue is recognized.

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

Grand Canyon Education, Inc.

Notes to Consolidated Financial Statements

(In thousands, except per share data)

Concentration of Credit Risk

The Company believes the credit risk related to cash equivalents and investments is limited due to its adherence to an investment policy that requires investments to have a minimum BBB rating, depending on the type of security, by at least one major rating agency at the time of purchase. All of the Company’s cash equivalents and investments as of June 30, 2025 and December 31, 2024 consist of investments rated BBB or higher by at least one rating agency. Additionally, the Company utilizes at least one financial institution to conduct initial and ongoing credit analysis on its investment portfolio to monitor and lower the potential impact of market risk associated with its cash equivalents and investment portfolio. Financial instruments that potentially subject the Company to concentration of credit risk consist principally of cash balances, which are primarily invested in money market funds or on deposit at high credit quality financial institutions in the U.S. Accounts at each institution are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000. At June 30, 2025 and December 31, 2024, the Company had $191,528 and $323,124, respectively, in excess of the FDIC insured limit. The Company is also subject to credit risk for its accounts receivable balance. Our dependence on our most significant university partner, GCU, with 89.4% and 88.4% of total service revenue for the six-month periods ended June 30, 2025 and 2024, respectively, subjects us to the risk that declines in our customer’s operations would result in a sustained reduction in service revenue for the Company.

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

3. Investments

As of June 30, 2025 the Company had investments of $181,621 classified as available-for-sale securities. The Company had no investments at December 31, 2024 as it sold all its investments in the third quarter of 2024 and the proceeds were invested in cash and cash equivalents.

	As of June 30, 2025
		Gross	Gross	Estimated
	Adjusted	Unrealized	Unrealized	Fair
	Cost	Gains	(Losses)	Value
Corporate bonds	$146,215	$349	$(112)	$146,452
Commercial paper	10,735	—	(1)	10,734
Treasury bills	9,456	—	—	9,456
Agency bonds	14,999	1	(21)	14,979
Total investments	$181,405	$350	$(134)	$181,621

For the six months ended June 30, 2025 and 2024, the net unrealized gains and (losses) were $165 and ($69), respectively, net of taxes. Available-for-sale debt securities are carried at fair value on the consolidated balance sheets. The Company estimates the lifetime expected credit losses for all available-for sale debt securities in an unrealized loss position. If our assessment indicates that an expected credit loss exists, we determine the portion of the unrealized loss attributable to credit deterioration and record a reserve for the expected credit loss in the allowance for credit losses in technology and academic services in our consolidated income statements.

Available-for-sale securities maturing as of December 31:
2025	$23,679
2026	72,303
2027	61,542
2028	24,097
$181,621

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
Denominator:
Basic weighted average shares outstanding	27,996	29,285	28,136	29,372
Effect of dilutive stock options and restricted stock	138	130	165	155
Diluted weighted average shares outstanding	28,134	29,415	28,301	29,527

Grand Canyon Education, Inc.

Notes to Consolidated Financial Statements

(In thousands, except per share data)

Diluted weighted average shares outstanding excludes the incremental effect of unvested restricted stock in accordance with the treasury stock method. For both of the three-month periods ended June 30, 2025 and 2024, approximately nil, and for the six-month periods ended June 30, 2025 and 2024, approximately 30 and 39, respectively, of the Company’s restricted stock awards outstanding were excluded from the calculation of diluted earnings per share as their inclusion would have been anti-dilutive. These restricted stock awards could be dilutive in the future.

5. Property and Equipment

Property and equipment consist of the following:

	June 30,	December 31,
	2025	2024
Land	$5,098	$5,098
Land improvements	2,242	2,242
Buildings	51,399	51,399
Buildings and leasehold improvements	39,172	37,424
Computer equipment	142,444	141,160
Furniture, fixtures and equipment	30,583	29,715
Internally developed software	113,261	98,605
Construction in progress	4,497	6,393
	388,696	372,036
Less accumulated depreciation and amortization	(209,312)	(195,213)
Property and equipment, net	$179,384	$176,823

6. Amortizable Intangible Assets

Identified intangible assets of $210,280 consisted primarily of university partner relationships that were valued at $210,000, which arose in connection with the acquisition of Orbis Education in January 2019.

Amortizable intangible assets consist of the following as of:

	June 30, 2025
	Estimated	Gross		Net
	Average Useful	Carrying	Accumulated	Carrying
	Life (in years)	Amount	Amortization	Amount
University partner relationships	25	$210,000	$(54,248)	$155,752
Trade names	1	280	(280)	—
Total amortizable intangible assets, net		$210,280	$(54,528)	$155,752

Amortization expense for university partner relationships and trade names for the years ending December 31:

2025	$4,209
2026	8,419
2027	8,419
2028	8,419
2029	8,419
Thereafter	117,867
$155,752

7. Leases

The Company has operating leases for off-campus classroom and laboratory sites, office space, office equipment, and optical fiber communication lines. These leases have remaining lease terms that range from seven months to 10 years and six months. At lease inception, we determine the lease term by assuming no exercises of renewal

Grand Canyon Education, Inc.

Notes to Consolidated Financial Statements

(In thousands, except per share data)

options due to the Company’s constantly changing geographical needs for its university partners. Leases with an initial term of 12 months or less are not recorded in the consolidated balance sheets and we recognize lease expense for these leases on a straight-line basis over the lease term. The Company had operating lease costs of $8,749 and $8,037 for the six-month periods ended June 30, 2025 and 2024, respectively.

As of June 30, 2025, the Company had $16,545 of non-cancelable operating lease commitments for three off-campus classroom and laboratory sites that had not yet commenced. The Company’s weighted-average remaining lease term relating to its operating leases is 7.35 years, with a weighted-average discount rate of 4.32%. The cash paid for operating lease liabilities was $8,358 and $7,279 for the six months ended June 30, 2025 and 2024, respectively. As of June 30, 2025, the Company had no financing leases.

Future payment obligations with respect to the Company’s operating leases, which were existing at June 30, 2025, by year and in the aggregate, are as follows:

Year Ending December 31,	Amount
2025	$8,750
2026	17,863
2027	17,485
2028	17,212
2029	17,272
Thereafter	48,698
Total lease payments	$127,280
Less interest	19,447
Present value of lease liabilities	$107,833

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

Pending Litigation Matters

False Claims Act Matter. In May 2020, the Company was served with a qui tam lawsuit that had been filed against us in 2019 in the U.S. District Court for the District of Massachusetts by a former employee on behalf of the federal government. All proceedings in the lawsuit had been under seal until February 2020, when the U.S. government decided to not intervene in the lawsuit, and the complaint was then unsealed by the court. The suit, United States ex rel Mackillop v. Grand Canyon Education, Inc., alleges that we violated the False Claims Act by improperly compensating certain of our enrollment counselors in violation of the Title IV law governing compensation of such employees (the “incentive compensation rule”), and as a result, improperly received Title IV program funds. In response to a second amended complaint filed in September 2020, we filed a motion to dismiss and a motion to transfer the matter to the U.S. District Court for the District of Arizona. In December 2020, the court granted our motion to dismiss as to one of three counts and granted the motion to transfer but only upon conclusion of pretrial proceedings. In September 2021, we filed

Grand Canyon Education, Inc.

Notes to Consolidated Financial Statements

(In thousands, except per share data)

a motion for summary judgment which the Massachusetts court denied in September 2022. Subsequently, the matter was transferred to the Arizona court and trial was scheduled for late April 2024. In the interim, we filed a motion for reconsideration of the summary judgment ruling in September 2023. Prior to trial commencing, we and the relator reached an agreement to stay trial while the parties attempt to finalize the terms upon which the litigation could be concluded. Having been unsuccessful in reaching terms with the relevant parties, which would have avoided litigation, the Court has rescheduled the trial for October 2025. The parties have recommenced settlement discussions, but consummation of any settlement is contingent upon certain regulatory approvals from applicable U.S. government agencies that are yet to be received. For any future settlement to be affected, all parties to the litigation, including the applicable U.S. government agencies, will need to agree on acceptable terms, both monetary and non-monetary, and we do not have certainty at this point as to whether those terms will be agreed upon.

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

Matters Related to GCU Graduate Program Disclosures and Related Matters. The Company is a party to several matters alleging that, in the performance of its marketing services provided on behalf of GCU, it made false or misleading representations regarding the time to complete and the costs associated with and/or accreditation issues related to certain GCU graduate programs, and (in the case of the FTC matter noted below) also made false or misleading representations regarding GCU’s non-profit status and made telemarketing calls to phone numbers on do not call lists. These matters include:

●	Smith and Wang v. Grand Canyon Education, Inc. This putative class action was filed in June 2024 in the United States District Court for the District of Arizona and asserts claims under the federal RICO statute as well as various claims for violations of state law consumer protection statutes. On September 20, 2024, the plaintiffs amended their complaint, and on November 4, 2024, the Company moved to dismiss the case. The court granted in part and denied in part the motion to dismiss. Specifically, the court dismissed one of the plaintiff’s RICO counts but allowed the other RICO count and the consumer protection claims to proceed to discovery. Discovery is ongoing, and there is currently no trial date scheduled in this matter.
●	Federal Trade Commission v. Grand Canyon Education, Inc., et al. This suit was filed in late December 2023 in United States District Court for the District of Arizona and asserts claims under the FTC Act and Telemarketing Sales Rule. In February 2024, GCE filed a partial motion to dismiss, which was denied in August 2024. On June 17, 2025, the parties filed a Joint Motion and Proposed Order Staying Case for 60-Days to Consider Non-Settlement Resolution of the Case. The Motion noted that the parties had discussed a proposed non-settlement resolution of the matter and requested a stay of the litigation for 60 days to allow for a vote of the Commission with respect to the proposed resolution. The Court granted the Motion and ordered a 60-day stay of the litigation on June 20, 2025.
●	Ogdon v. Grand Canyon Education, Inc., et al. This putative class action was filed in May 2020 in federal district court in California and later transferred to United States District Court for the District of Arizona and asserts claims for violations of California’s False Advertising Law, Unfair Competition Law, Consumer Legal Remedies Act; Unjust Enrichment; and purported violations of the federal RICO statute, including a conspiracy claim. The defendants include the Company along with our chief executive officer, chief operating officer and chief financial officer. On May 27, 2022, after significant motions practice, the Company filed an amended motion to dismiss and a motion to strike certain allegations in Plaintiff’s amended complaint. On August 8, 2023, the court presiding over the dispute entered two orders: (1) an order granting in part the Company’s motion to dismiss as to

Grand Canyon Education, Inc.

Notes to Consolidated Financial Statements

(In thousands, except per share data)

Ogdon’s RICO claim from the case and to dismiss the individual Defendants; and (2) an order granting in part the Company’s motion to strike scandalous and impertinent allegations in Ogdon’s complaint about our business. Shortly thereafter on August 22, 2023, Plaintiff moved the court to reconsider its dismissal of the RICO claim. Though discovery had commenced, and the Company substantially completed its discovery obligations on the state-law claims, discovery was stayed on March 18, 2024, pending mediation and the disposition of Ogdon’s motion for reconsideration. On March 29, 2024, the court issued an order reinstating Plaintiff’s RICO claim. On September 26, 2024, the court lifted the stay on discovery, and discovery resumed. In July 2025, the plaintiff filed a Second Amended Complaint and added an additional plaintiff. The Company’s answer to the Second Amended Complaint is due August 19, 2025. There is currently no trial date scheduled in this matter.
●	Valerio, et al. v. Grand Canyon Education, Inc., et al. This suit was filed on December 24, 2024, in Maricopa County, Arizona Superior Court on behalf of nearly 300 plaintiffs. The plaintiffs assert various claims, including claims for violations of state law consumer protection statutes. The Company filed a motion to dismiss the complaint on May 12, 2025. The motion to dismiss is still pending, and there is currently no trial date scheduled in this matter.

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

9. Share-Based Compensation

Incentive Plan

The Company makes equity incentive grants pursuant to our 2017 Equity Incentive Plan (the “2017 Plan”) under which a maximum of 3,000 shares may be granted. As of June 30, 2025, 873 shares were available for grants under the 2017 Plan.

Restricted Stock

During the six months ended June 30, 2025, the Company granted 86 shares of common stock with a service vesting condition to certain of its executives, officers and employees. The restricted shares have voting rights and vest in five annual installments of 20%, with the first installment vesting in March of the calendar year following the date of grant (the “first vesting date”) and subsequent installments vesting on each of the four anniversaries of the first vesting date. Upon vesting, shares will be withheld in lieu of taxes equivalent to the minimum statutory tax withholding required to be paid when the restricted stock vests. During the six months ended June 30, 2025, the Company withheld 53 shares of common stock in lieu of taxes at a cost of $9,463 on the restricted stock vesting dates. In June 2025, following the annual stockholders meeting, the Company granted 2 shares of common stock to the non-employee members of the Board of Directors. The restricted shares granted to these directors have voting rights and vest on the earlier of (a) the one-year anniversary of the date of grant or (b) immediately prior to the next annual stockholders meeting.

On June 30, 2024, a named executive officer resigned for “good reason” which resulted in an acceleration of the next tranche of restricted stock awards that would have vested on March 1, 2025. As a result, the incremental share-based compensation expense from the modification on five restricted stock awards for the accelerated vesting date was

Grand Canyon Education, Inc.

Notes to Consolidated Financial Statements

(In thousands, except per share data)

$558 and is included in the general and administrative expenses in the Company’s consolidated income statement. In July of 2024, 5 shares vested and 2 shares were withheld in lieu of taxes at a cost of $324 on the accelerated vesting date.

A summary of the activity related to restricted stock granted under the 2017 Plan since December 31, 2024 is as follows:

		Weighted Average
	Total	Grant Date
	Shares	Fair Value per Share
Outstanding as of December 31, 2024	403	$104.54
Granted	88	$173.00
Vested	(139)	$98.09
Forfeited, canceled or expired	(5)	$121.54
Outstanding as of June 30, 2025	347	$124.18

Share-based Compensation Expense

The table below outlines share-based compensation expense for the six months ended June 30, 2025 and 2024 related to restricted stock granted:

	2025	2024
Technology and academic services	$1,452	$1,254
Counseling services and support	3,834	3,607
Marketing and communication	132	110
General and administrative	1,699	2,508
Share-based compensation expense included in operating expenses	$7,117	$7,479
Tax effect of share-based compensation	(1,779)	(1,870)
Share-based compensation expense, net of tax	$5,338	$5,609

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

During the six months ended June 30, 2025 the Company repurchased 654 shares of common stock, at an aggregate cost of $115,773. As of June 30, 2025, there remained $183,875 available under its current share repurchase authorization. Shares repurchased in lieu of taxes are not included in the repurchase plan totals as they were approved in conjunction with the restricted share awards. Excise taxes of $1,087 are not included in the repurchase plan totals but are included in the total cost of net share repurchases in the consolidated statement of stockholders’ equity.

11. Related Party Transactions

Related party transactions include transactions between the Company and certain of its affiliates. The following transactions were in the normal course of operations and were measured at the exchange amount, which was the amount of consideration established and agreed to by the parties.

As of and for the six months ended June 30, 2025 and 2024, related party transactions consisted of the following:

Affiliates

GCE Community Fund (“GCECF”) - GCECF was initially formed in 2014. GCECF makes grants for charitable, educational, literary, religious or scientific purposes within the meaning of Section 501(c)(3) of the Internal Revenue Code (the “Code”), including for such purposes as the making of distributions to organizations that qualify as

Grand Canyon Education, Inc.

Notes to Consolidated Financial Statements

(In thousands, except per share data)

exempt organizations under Section 501 (c)(3) of the Code. The Company’s Chief Executive Officer serves as the president of GCECF and GCECF’s board of directors is comprised entirely of Company executives. The Company is not the primary beneficiary of GCECF, and accordingly, the Company does not consolidate GCECF’s activities with its financial results. The Company made a voluntary charitable contribution of $500 for the six months ended June 30, 2025, of which no amounts were owed as of June 30, 2025.

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

Forward-looking statements should not be read as a guarantee of future performance or results and will not necessarily be accurate indications of the times at, or by, which such performance or results will be achieved. Forward-looking statements are based on information available at the time those statements are made or management’s good faith belief as of that time with respect to future events and are subject to risks and uncertainties that could cause actual performance or results to differ materially from those expressed in or suggested by the forward-looking statements. Important factors that could cause our actual performance or results to differ materially from those expressed in or suggested by the forward-looking statements, include, but are not limited to:

●	legal and regulatory actions taken against us related to our services business, or against our university partners that impact their businesses and that directly or indirectly reduce the service revenue we can earn under our master services agreements;
●	the occurrence of any event, change or other circumstance that could give rise to the termination of any of the key university partner agreements;
●	our ability to properly manage risks and challenges associated with strategic initiatives, including potential acquisitions or divestitures of, or investments in, new businesses, acquisitions of new properties and new university partners, and expansion of services provided to our existing university partners;
●	our failure to comply with the extensive regulatory framework applicable to us either directly as a third-party service provider or indirectly through our university partners, including Title IV of the Higher Education Act and the regulations thereunder, state laws and regulatory requirements, and accrediting commission requirements, and the results of related legal and regulatory actions that arise from such failures;
●	the harm to our business, results of operations, and financial condition, and harm to our university partners resulting from epidemics, pandemics, or public health crises;
●	the harm to our business and our ability to retract and retain students resulting from capacity constraints, system disruptions, or security breaches in our online computer networks and phone systems;
●	the ability of our university partners’ students to obtain federal Title IV funds, state financial aid, and private financing;
●	potential damage to our reputation or other adverse effects as a result of negative publicity in the media, in the industry or in connection with governmental reports or investigations or otherwise, affecting us or other companies in the education services sector;
●	risks associated with changes in applicable federal and state laws and regulations and accrediting commission standards, including pending rulemaking by the United States Department of Education applicable to us directly or indirectly through our university partners;

●	competition from other education service companies in our geographic region and market sector, including competition for students, qualified executives and other personnel;
●	our expected tax payments and tax rate;
●	our ability to hire and train new employees, and develop and train existing employees;
●	the pace of growth of our university partners’ enrollment and its effect on the pace of our own growth;
●	fluctuations in our revenues due to seasonality;
●	our ability, on behalf of our university partners, to convert prospective students to enrolled students and to retain active students to graduation;
●	our success in updating and expanding the content of existing programs and developing new programs in a cost-effective manner or on a timely basis for our university partners;
●	risks associated with the competitive environment for marketing the programs of our university partners;
●	failure on our part to keep up with advances in technology that could enhance the experience for our university partners’ students;
●	our ability to manage future growth effectively;
●	the impact of any natural disasters or public health emergencies; and
●	general adverse economic conditions or other developments that affect the job prospects of our university partners’ students.

Additional factors that could cause actual results to differ from those discussed in the forward-looking statements include, but are not limited to, those described in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K (the “2024 Form 10-K”) for the fiscal year ended December 31, 2024, filed with the Securities and Exchange Commission (“SEC”) on February 19, 2025, and as updated in our subsequent reports filed with the SEC, including any updates found in Part II, Item 1A of this Quarterly Report on Form 10-Q or our other reports on Form 10-Q. Forward-looking statements speak only as of the date the statements are made. You should not put undue reliance on any forward-looking statements. We assume no obligation to update forward-looking statements to reflect actual results, changes in assumptions, or changes in other factors affecting forward-looking information, except to the extent required by applicable securities laws. If we do update one or more forward-looking statements, no inference should be drawn that we will make additional updates with respect to those or other forward-looking statements.

Executive Overview

Grand Canyon Education, Inc. (together with its subsidiaries, the “Company” or “GCE”) is a publicly traded education services company dedicated to serving colleges and universities. GCE has developed significant technological solutions, infrastructure and operational processes to provide services to these institutions on a large scale. GCE’s most significant university partner is Grand Canyon University (“GCU”), a comprehensive regionally accredited university that offers graduate and undergraduate degree programs, emphases and certificates across ten colleges both online and on ground at its campus in Phoenix, Arizona, and at ten off-campus classroom and laboratory sites.

We also provide education services to numerous university partners across the United States. In the healthcare field, we work in partnership with a number of top universities and healthcare networks, offering healthcare-related academic programs at off-campus classroom and laboratory sites located near healthcare providers and developing high-quality, career-ready graduates who enter the workforce ready to meet the demands of the healthcare industry. In addition, we have provided certain services to a university partner to assist them in expanding their online graduate programs. As of June 30, 2025, GCE provides education services to 20 university partners across the United States.

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

Critical Accounting Policies and Use of Estimates

Our critical accounting policies are disclosed in the 2024 Form 10-K for the fiscal year ended December 31, 2024. During the six months ended June 30, 2025, there were no significant changes in our critical accounting policies.

Results of Operations

The following table sets forth certain income statement data as a percentage of revenue for each of the periods indicated. Amortization of intangible assets has been excluded from the table below:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
Costs and expenses
Technology and academic services	17.4%	18.0%	15.8%	16.0%
Counseling services and support	33.5	34.3	31.6	32.1
Marketing and communication	22.6	23.3	21.7	21.6
General and administrative	4.6	4.7	4.1	4.3

Three Months Ended June 30, 2025 Compared to Three Months Ended June 30, 2024

Service revenue. Our service revenue for the three months ended June 30, 2025 was $247.5 million, an increase of $20.0 million, or 8.8%, as compared to service revenue of $227.5 million for the three months ended June 30, 2024. The increase year over year in service revenue was primarily due to an increase in partner enrollments of 10.3% to 117,283 at June 30, 2025 as compared to 106,307 at June 30, 2024. GCU enrollments increased to 113,435 at June 30, 2025, an increase of 10.5% over enrollments at June 30, 2024. University partner enrollments at our off-campus classroom and laboratory sites were 4,990, an increase of 14.0% over enrollments at June 30, 2024, which includes 1,142 and 746 GCU students at June 30, 2025 and 2024, respectively. Excluding sites closing in 2024 to new enrollments, total enrollments at our off-campus classroom and laboratory sites increased 15.4% between years. Revenue per student decreased slightly between years primarily due to contract modifications for some of our university partners in which the revenue share percentage was reduced in exchange for us no longer reimbursing these partners for certain faculty costs both of which had the effect of reducing revenue per student and a slight decline year over year in revenue per student for online students due to the continued mix shift to students that have a slightly lower net tuition rate. These decreases were partially offset by the service revenue per student for accelerated Bachelor of Science in Nursing (“ABSN”) students at off-campus classroom and laboratory sites generating a significantly higher revenue per student than we earn under our agreement with GCU, as these agreements generally provide us with a higher revenue share percentage, the partners have higher tuition rates than GCU and the majority of our partners’ students take more credits on average per semester.

Although partner enrollments at our off-campus classroom and laboratory sites returned to year over year growth, some existing partners continue to experience reduced incoming cohort sizes which has slowed the growth. We believe the growth in the number of ABSN students continues to be negatively impacted by the strong job market as these students have historically been individuals with already completed bachelor’s degrees choosing to re-career into one of these health professions. To address this challenge, we have been working with our university partners to adjust their programs to allow students with the required education experience but without a completed bachelor’s degree to enter their programs. The majority of those partners that have made the adjustment to admit students without a completed bachelor’s degree had new enrollment growth on a year over year basis in the Spring and Summer 2025 semester.

We opened six sites in the year ended December 31, 2024 and opened two new sites in the six months ended June 30, 2025 while closing two sites in which we stopped recruiting new students in 2024 bringing the total number of these sites to 45 at June 30, 2025, which has also positively impacted the enrollment growth. Enrollments for GCU ground students were 8,579 at June 30, 2025 up from 7,397 at June 30, 2024. GCU online enrollments were 104,856 at June 30, 2025, up from 95,279 at June 30, 2024, an increase of 10.1% between years. GCU enrollment declines between March 31 and June 30 of each year as ground traditional enrollment at GCU at June 30 of each year only includes traditional-aged students taking summer school classes, which is a small percentage GCU’s traditional-aged student body. The Spring semester for GCU’s traditional-aged student body ends near the end of April each year.

Technology and academic services. Our technology and academic services expenses for the three months ended June 30, 2025 were $43.1 million, an increase of $2.1 million, or 5.2%, as compared to technology and academic services expenses of $41.0 million for the three months ended June 30, 2024. This increase was primarily due to increases in other technology and academic costs and in occupancy and depreciation of $2.3 million and $0.1 million, respectively, partially offset by a decrease in employee compensation and related expenses, including share-based compensation, of $0.3 million. The increases in other technology and academic costs and occupancy and depreciation were primarily due to the costs associated with the increased number of off-campus classroom and laboratory sites to support our 20 university partners and their increased enrollment growth as well as an increase in technology costs and curriculum cost reimbursements to our university partners. The decrease in employee compensation and related expenses is primarily due to decreased faculty reimbursements due to changes in our agreements with certain university partners whereby we no longer reimburse these partners for their faculty costs, partially offset by increased headcount to support our 20 university partners and their increased enrollment growth, tenure-based salary adjustments, a significant year over year increase in benefit costs and the increased number of off-campus classroom and laboratory sites year over year. Our technology and academic services expenses as a percentage of revenue decreased by 0.6% to 17.4% for the three months ended June 30, 2025, from 18.0% for the three months ended June 30, 2024. This decrease was primarily due to decreased faculty reimbursements between years partially offset by the technology costs and curriculum cost reimbursements. We anticipate that technology and academic services expenses as a percentage of revenue will increase in the future as we open more off-site classroom and laboratory sites and the growing technology costs and curriculum cost reimbursements.

Counseling services and support. Our counseling services and support expenses for the three months ended June 30, 2025 were $83.0 million, an increase of $4.9 million, or 6.3%, as compared to counseling services and support expenses of $78.1 million for the three months ended June 30, 2024. This increase was primarily attributable to increases in employee compensation and related expenses including share-based compensation and benefits, and in occupancy and depreciation costs of $4.9 million, $0.4 million, respectively, partially offset by decreases in other counseling services and support expenses of $0.4 million. The increases in employee compensation including share-based compensation and benefits were primarily due to increased headcount to support our university partners, and their planned increases in enrollment, tenure-based salary adjustments, a significant year over year increase in benefit costs and the increased number of off-campus classroom and laboratory sites open year over year. The increase in occupancy and depreciation is primarily related to higher depreciation expense associated with our continued enhancements to technology infrastructure and internal-use software development. The decrease in other counseling services and support expenses is primarily the result of lower travel costs for our 20 university partners. Our counseling services and support expenses as a percentage of revenue decreased 0.8% to 33.5% for the three months ended June 30, 2025, from 34.3% for the three months ended June 30, 2024 primarily due to our ability to leverage our counseling services and support expenses across an increasing revenue base. We anticipate that counseling services and support expense will increase in the future as we continue to invest to meet our partners’ needs although we might continue to have a decline in these costs as a percentage of revenue.

Marketing and communication. Our marketing and communication expenses for the three months ended June 30, 2025 were $56.0 million, an increase of $3.1 million, or 5.9%, as compared to marketing and communication expenses of $52.9 million for the three months ended June 30, 2024. This increase was primarily attributable to the increased cost to market our university partners’ programs and to the marketing of new university partners and new locations which resulted in increased advertising of $2.6 million and increased employee compensation, including share-based compensation and benefits of $0.5 million. Our marketing and communication expenses as a percentage of revenue decreased by 0.7% to 22.6% for the three months ended June 30, 2025, from 23.3% for the three months ended June 30, 2024, primarily due to our ability to leverage our marketing and communication expenses across an increasing revenue base. We anticipate that marketing and communication expenses will increase in the future as we continue to invest to meet our partners’ needs although we anticipate a continued decline in these costs as a percentage of revenue in the second half of 2025.

General and administrative. Our general and administrative expenses for the three months ended June 30, 2025 were $11.4 million, an increase of $0.8 million, or 7.3%, as compared to general and administrative expenses of $10.6 million for the three months ended June 30, 2024. This increase was primarily attributable to an increase in professional fees, including legal costs of $1.4 million, an increase in other general and administrative costs of $0.5 million and an increase in occupancy and depreciation expense of $0.2 million. These increases were partially offset by a decrease in employee compensation, including share-based compensation of $1.3 million, which is primarily due to a $1.1 million in severance costs recorded in the second quarter of 2024 related to an executive officer that resigned effective June 30, 2024. The increases in professional fees were due to higher litigation services. The increase in other general and administrative costs was due to higher charitable contributions. Our general and administrative expenses as a percentage of revenue decreased by 0.1% to 4.6% for the three months ended June 30, 2025, from 4.7% for the three months ended June 30, 2024 primarily due to our ability to leverage our general and administrative expenses across an increasing revenue base. We anticipate that general and administrative expenses will increase in the future and these costs as a percentage of revenue might increase if legal costs rise faster than our revenue growth rate.

Amortization of intangible assets. Amortization of intangible assets for the three months ended June 30, 2025 and 2024 were $2.1 million for both periods. As a result of the Orbis Education acquisition in 2019, certain identifiable intangible assets were created (primarily customer relationships) that will be amortized over their expected lives.

Investment interest and other. Investment interest and other for the three months ended June 30, 2025 was $3.2 million, a decrease of $0.9 million, as compared to $4.1 million for the three months ended June 30, 2024 due to slightly lower returns on our investment balances and the recognition of a loss on an equity investment in the second quarter of 2025 of $0.5 million.

Income tax expense. Income tax expense for the three months ended June 30, 2025 was $13.5 million, an increase of $1.5 million, or 12.7%, as compared to income tax expense of $12.0 million for the three months ended June 30, 2024. Our effective tax rate was 24.5% during the three months ended June 30, 2025 compared to 25.5% during the three months ended June 30, 2024. The effective tax rate decreased year over year due to changes in state income taxes.

Net income. Our net income for the three months ended June 30, 2025 was $41.5 million, an increase of $6.6 million, or 19.1% as compared to $34.9 million for the three months ended June 30, 2024, due to the factors discussed above.

Six Months Ended June 30, 2025 Compared to Six Months Ended June 30, 2024

Service revenue. Our service revenue for the six months ended June 30, 2025 was $536.8 million, an increase of $34.7 million, or 6.9%, as compared to service revenue of $502.1 million for the six months ended June 30, 2024. The increase year over year in service revenue was primarily due to an increase in partner enrollments of 10.3% to 117,283 at June 30, 2025 as compared to 106,307 at June 30, 2024. GCU enrollments increased to 113,435 at June 30, 2025, an increase of 10.5% over enrollments at June 30, 2024. University partner enrollments at our off-campus classroom and laboratory sites were 4,990, an increase of 14.0% over enrollments at June 30, 2024, which includes 1,142 and 746 GCU students at June 30, 2025 and 2024, respectively. Excluding sites closing in 2024 to new enrollments, total enrollments at our off-campus classroom and laboratory sites increased 15.4% between years. Revenue per student decreased slightly between years primarily due to the additional day for leap year in 2024 which added additional service revenue of $1.5 million as compared to the current year and contract modifications for some of our university partners in which the revenue share percentage was reduced in exchange for us no longer reimbursing these partners for certain faculty costs, both of which had the effect of reducing revenue per student and a slight decline year over year in revenue per student for online students due to the continued mix shift to students that have a slightly lower net tuition rate . These decreases were partially offset by the service revenue per student for ABSN students at off-campus classroom and laboratory sites generating a significantly higher revenue per student than we earn under our agreement with GCU, as these agreements generally provide us with a higher revenue share percentage, the partners have higher tuition rates than GCU and the majority of our partners’ students take more credits on average per semester.

Although partner enrollments at our off-campus classroom and laboratory sites returned to year over year growth, some existing partners continue to experience reduced incoming cohort sizes which has slowed the growth. We believe the growth in the number of ABSN students continues to be negatively impacted by the strong job market as these students have historically been individuals with already completed bachelor’s degrees choosing to re-career into one of these health professions. To address this challenge, we have been working with our university partners to adjust their programs to allow students with the required education experience but without a completed bachelor’s degree to enter their programs. The majority of those partners that have made the adjustment to admit students without a completed bachelor’s degree had new enrollment growth on a year over year basis in the Spring and Summer 2025 semester.

We opened six sites in the year ended December 31, 2024 and opened two sites in the six months ended June 30, 2025 while closing two sites in which we stopped recruiting new students in 2024 bringing the total number of these sites to 45 at June 30, 2025, which has also positively impacted the enrollment growth. Enrollments for GCU ground students were 8,579 at June 30, 2025 up from 7,397 at June 30, 2024. GCU online enrollments were 104,856 at June 30, 2025, up from 95,279 at June 30, 2024, an increase of 10.1% between years. GCU enrollment declines between March 31 and June 30 of each year as ground traditional enrollment at GCU at June 30 of each year only includes traditional-aged students taking summer school classes, which is a small percentage GCU’s traditional-aged student body. The Spring semester for GCU’s traditional-aged student body ends near the end of April each year.

Technology and academic services. Our technology and academic services expenses for the six months ended June 30, 2025 were $84.8 million, an increase of $4.7 million, or 5.8%, as compared to technology and academic services expenses of $80.1 million for the six months ended June 30, 2024. This increase was primarily due to increases in other technology and academic costs and in occupancy and depreciation of $4.3 million and $0.8 million, respectively, partially offset by a decrease in employee compensation and related expenses, including share-based compensation, of $0.4 million. The increases in other technology and academic costs and occupancy and depreciation were primarily due to the costs associated with the increased number of off-campus classroom and laboratory sites to support our 20 university partners and their increased enrollment growth as well as an increase in technology costs and curriculum cost reimbursements to our university partners. The decrease in employee compensation and related expenses is primarily due to decreased faculty reimbursements due to changes in our agreements with certain university partners whereby we no longer reimburse these partners for their faculty costs, partially offset by increased headcount to support our 20 university partners and their increased enrollment growth, tenure-based salary adjustments, a significant year over year increase in benefit costs and the increased number of off-campus classroom and laboratory sites year over year. Our technology and academic services expenses as a percentage of revenue decreased by 0.2% to 15.8% for the six months ended June 30, 2025, from 16.0% for the six months ended June 30, 2024. This decrease was primarily due to decreased faculty reimbursements between years partially offset by the technology costs and curriculum cost reimbursements. We anticipate that technology and academic services expenses as a percentage of revenue will increase in the future as we open more off-site classroom and laboratory sites and the growing technology costs and curriculum cost reimbursements.

Counseling services and support. Our counseling services and support expenses for the six months ended June 30, 2025 were $169.8 million, an increase of $8.8 million, or 5.5%, as compared to counseling services and support expenses of $161.0 million for the six months ended June 30, 2024. This increase was primarily attributable to increases in employee compensation and related expenses including share-based compensation and benefits, and in occupancy and depreciation costs of $9.4 million and $0.8 million, respectively, partially offset by decreases in other counseling services and support expenses of $1.4 million. The increases in employee compensation including share-based compensation and benefits were primarily due to increased headcount to support our university partners, and their planned increases in enrollment, tenure-based salary adjustments, a significant year over year increase in benefit costs and the increased number of off-campus classroom and laboratory sites open year over year. The increase in occupancy and depreciation is primarily related to higher depreciation expense associated with our continued enhancements to technology infrastructure and internal-use software development. The decrease in other counseling services and support expenses is primarily the result of lower travel costs for our 20 university partners. Our counseling services and support expenses as a percentage of revenue decreased 0.5% to 31.6% for the six months ended June 30, 2025, from 32.1% for the six months ended June 30, 2024 primarily due to our ability to leverage our counseling services and support expenses across an increasing revenue base. We anticipate that counseling services and support expense will increase in the future as we continue to invest to meet our partners’ needs although we might continue to have a decline in these costs as a percentage of revenue.

Marketing and communication. Our marketing and communication expenses for the six months ended June 30, 2025 were $116.4 million, an increase of $8.2 million, or 7.5%, as compared to marketing and communication expenses of $108.2 million for the six months ended June 30, 2024. This increase was primarily attributable to the increased cost to market our university partners’ programs and to the marketing of new university partners and new locations which resulted in increased advertising of $7.1 million, increased employee compensation, including share-based compensation and benefits of $1.0 million and increased occupancy and depreciation costs of $0.1 million. Our marketing and communication expenses as a percentage of revenue increased by 0.1% to 21.7% for the six months ended June 30, 2025, from 21.6% for the six months ended June 30, 2024, primarily due to increased advertising to achieve our university partners’ enrollment goals. We anticipate that marketing and communication expenses will increase in the future as we continue to invest to meet our partners’ needs although we anticipate a decline in these costs as a percentage of revenue in the second half of 2025.

General and administrative. Our general and administrative expenses for the six months ended June 30, 2025 were $21.8 million, an increase of $0.4 million, or 1.9%, as compared to general and administrative expenses of $21.4 million for the six months ended June 30, 2024. This increase was primarily attributable to an increase in professional fees, including legal costs of $1.0 million, an increase in other general and administrative costs of $0.5 million and an increase in occupancy and depreciation expense of $0.1 million. These increases were partially offset by a decrease in employee compensation, including share-based compensation of $1.2 million, which is primarily due to a $1.1 million in severance costs recorded in the second quarter of 2024 related to an executive officer that resigned effective June 30, 2024. The increases in professional fees were due to higher litigation services. The increase in other general and administrative costs was due to higher charitable contributions. Our general and administrative expenses as a percentage of revenue decreased by 0.2% to 4.1% for the six months ended June 30, 2025, from 4.3% for the six months ended June 30, 2024 primarily due to our ability to leverage our general and administrative expenses across an increasing revenue base. We anticipate that general and administrative expenses will increase in the future and these costs as a percentage of revenue might increase if legal costs rise faster than our revenue growth rate.

Amortization of intangible assets. Amortization of intangible assets for the six months ended June 30, 2025 and 2024 were $4.2 million for both periods. As a result of the Orbis Education acquisition in 2019, certain identifiable intangible assets were created (primarily customer relationships) that will be amortized over their expected lives.

Investment interest and other. Investment interest and other for the six months ended June 30, 2025 was $6.6 million, a decrease of $1.2 million, as compared to $7.8 million for the six months ended June 30, 2024 due to slightly lower returns on our investment balances and the recognition of a loss on an equity investment in the second quarter of 2025 of $0.5 million.

Income tax expense. Income tax expense for the six months ended June 30, 2025 was $33.3 million, an increase of $1.2 million, or 3.5%, as compared to income tax expense of $32.1 million for the six months ended June 30, 2024. Our effective tax rate was 22.7% during the six months ended June 30, 2025 compared to 23.8% during the six months ended June 30, 2024. The effective tax rate decreased year over year primarily due to an increase in excess tax benefits of $2.7 million as compared to $1.5 million in the six months ended June 30, 2025 and 2024, respectively. The inclusion of excess tax benefits and deficiencies as a component of our income tax expense increases the volatility within our provision for income taxes as the amount of excess tax benefits or deficiencies from share-based compensation awards are dependent on our stock price at the date the restricted stock awards vest. Our restricted stock awards vest in March each year so any benefit or expense will primarily impact the first quarter each year. The effective tax rate was also impacted by changes in state income taxes.

Net income. Our net income for the six months ended June 30, 2025 was $113.2 million, an increase of $10.3 million, or 10.0% as compared to $102.9 million for the six months ended June 30, 2024, due to the factors discussed above.

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

Liquidity and Capital Resources

	As of June 30,	As of December 31,
(In thousands)	2025	2024
Cash, cash equivalents and investments	$373,899	$324,623

Overview

Our liquidity position, as measured by cash and cash equivalents and investments increased by $49.3 million between December 31, 2024 and June 30, 2025, which was largely attributable to cash provided by operations exceeding our share repurchases, changes in our investment balance and capital expenditures during the six months ended June 30, 2025.

Based on our current level of operations and anticipated growth, we believe that our cash flow from operations and other sources of liquidity, including cash and cash equivalents and investments, will provide adequate funds for ongoing operations, planned capital expenditures, and working capital requirements for at least the next 24 months.

Cash Flows from Operating Activities

	Six Months Ended June 30,
(In thousands)	2025	2024
Net cash provided by operating activities	$191,639	$183,526

The increase in cash generated from operating activities between the six months ended June 30, 2024 and the six months ended June 30, 2025 was primarily due to increased income slightly offset by changes in working capital balances. Accounts payable and accrued liabilities increased by $0.4 million between December 31, 2024 and June 30, 2025 compared to the increase of $13.3 million between December 31, 2023 and June 30, 2024, a decline year over year in cash provided by operating activities of $12.9 million due to timing of vendor payments and timing differences between the last pay period at the end of each fiscal quarter. Prepaid expenses and other assets increased $4.7 million between December 31, 2024 and June 30, 2025 compared to an increase of $0.7 million between December 31, 2023 and June 30, 2024, a decline year over year in cash provided by operating activities of $4.0 million. Accounts receivable decreased by $55.2 million between December 31, 2024 and June 30, 2025 compared to the decrease of $49.4 million between December 31, 2023 and June 30, 2024, a $5.8 million increase year over year in cash provided by operating activities due to the timing of collections on receivable. Deferred revenue increased by $14.2 million between December 31, 2024 and June 30, 2025 compared to the increase of $7.2 million between December 31, 2023 and June 30, 2024, a $7.0 million increase year over year in cash provided by operating activities, due to the timing of instructional courses completion dates. We define working capital as the assets and liabilities, other than cash, generated through the Company’s primary operating activities. Changes in these balances are included in the changes in assets and liabilities presented in the consolidated statement of cash flows.

Cash Flows from Investing Activities

	Six Months Ended June 30,
(In thousands)	2025	2024
Net cash used in investing activities	$(198,748)	$(19,989)

Investing activities consumed $198.7 million of cash in the six months ended June 30, 2025 compared to $20.0 million in the six months ended June 30, 2024.

Cash used in investing activities includes net investment activity. In the six months ended June 30, 2025 and 2024, the purchase of available-for-sale securities, net of proceeds from the sale of investments were $180.7 million and $1.9 million, respectively.

In the first six months of 2025 and 2024 cash used in investing activities also included capital expenditures totaling $17.6 million and $17.9 million, respectively. Capital expenditures for both periods primarily consisted of leasehold improvements and equipment for new off-campus classroom and laboratory sites, as well as purchases of computer equipment, internal use software projects and furniture and equipment to support our increasing employee headcount. The Company incurs upfront expenses and capital expenditures prior to an off-campus classroom and laboratory site being opened. The Company intends to continue to spend approximately $30.0 million to $40.0 million per year for capital expenditures.

Cash Flows from Financing Activities

	Six Months Ended June 30,
(In thousands)	2025	2024
Net cash used in financing activities	$(125,236)	$(68,695)

Financing activities consumed $125.2 million of cash in the six months ended June 30, 2025 compared to $68.7 million in the six months ended June 30, 2024.

During the six months ended June 30, 2025 and 2024, $115.7 million and $61.3 million, respectively was used to purchase treasury stock in accordance with GCE’s share repurchase program. In 2025 and 2024, $9.5 million and $7.4 million, respectively, of cash was utilized to purchase common shares withheld in lieu of income taxes resulting from the vesting of restricted share awards. The Company intends to continue using a significant portion of its cash flows from operations to repurchase its shares.

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

We repurchased 654,697 shares of common stock in the six months ended June 30, 2025. At June 30, 2025, there remains $183.9 million available under our share repurchase authorization.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have had or are reasonably likely to have a material current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources.

Item 3.   Quantitative and Qualitative Disclosures About Market Risk

Market risk. As of June 30, 2025, we have no derivative financial instruments or derivative commodity instruments. We invest cash in excess of current operating requirements in money market instruments and commercial paper at multiple financial institutions.

Interest rate risk. We manage interest rate risk by investing excess funds in cash equivalents, BBB or higher rated corporate bonds, commercial paper, agency bonds, treasury bills, municipal securities, asset backed securities, municipal bonds, and collateralized mortgage obligations bearing variable interest rates, which are tied to various market indices or individual bond coupon rates. Our future investment income may fall short of expectations due to changes in interest rates or we may suffer losses in principal if we are forced to sell securities before their maturity date that have declined in market value due to changes in interest rates. At June 30, 2025, a 10% increase or decrease in interest rates would not have a material impact on our future earnings, fair values, or cash flows.

Item 4.   Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective, as of June 30, 2025, in ensuring that material information relating to us required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in reports it files or submits under the Exchange Act is accumulated and communicated to management, including its principal executive officer or officers and principal financial officer or officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

During the six months ended June 30, 2025, 654,697 shares of common stock were repurchased by the Company. At June 30, 2025, there remains $183.9 million available under our share repurchase authorization.

The following table sets forth our share repurchases of common stock and our share repurchases in lieu of taxes, which are not included in the repurchase plan totals as they were approved in conjunction with the restricted share awards, during each period in the second quarter of fiscal 2025:

			Total Number of	Maximum Dollar
			Shares Purchased as	Value of Shares
		Average	Part of Publicly	That May Yet Be
	Total Number of	Price Paid	Announced	Purchased Under
Period	Shares Purchased	Per Share	Program	the Program
Share Repurchases
April 1, 2025 – April 30, 2025	113,162	$172.33	113,162	$211,800,000
May 1, 2025 – May 31, 2025	71,417	$193.20	71,417	$198,000,000
June 1, 2025 – June 30, 2025	74,692	$188.52	74,692	$183,900,000
Total	259,271	$182.74	259,271	$183,900,000
Tax Withholdings
April 1, 2025 – April 30, 2025	—	$—	—	$—
May 1, 2025 – May 31, 2025	—	$—	—	$—
June 1, 2025 – June 30, 2025	—	$—	—	$—
Total	—	$—	—	$—

Item 3.   Defaults Upon Senior Securities

None.

Item 4.   Mine Safety Disclosures

None.

Item 5.   Other Information

During the three months ended June 30, 2025, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 6.   Exhibits

(a)   Exhibits

Number	Description	Method of Filing
3.1	Amended and Restated Certificate of Incorporation.	Incorporated by reference to Exhibit 3.1 to the Company’s Annual Report on Form 10-K filed with the SEC on February 20, 2019.

3.2	Third Amended and Restated Bylaws.	Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on October 29, 2014.

4.1	Specimen of Stock Certificate.	Incorporated by reference to Exhibit 4.1 to Amendment No. 2 to the Company’s Registration Statement on Form S-1 filed with the SEC on September 29, 2008.

10.1	Second Amended and Restated Executive Employment Agreement, dated April 29, 2025, by and between Grand Canyon Education, Inc. and Kathy J. Claypatch†	Incorporated by reference to Exhibit 10.1 to the Company Quarterly Report on Form 10-Q filed on May 6, 2025.

31.1	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

31.2	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. ††	Filed herewith.

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. ††	Filed herewith.

101

The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2025, formatted in Inline XBRL: (i) Consolidated Income Statements, (ii) Consolidated Statements of Comprehensive Income, (iii) Consolidated Balance Sheets, (iv) Consolidated Statements of Stockholders’ Equity, (v) Consolidated Statements of Cash Flows, and (vi) Notes to Consolidated Financial Statements tagged as blocks of text and including detailed tags.

Filed herewith.

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2025, formatted in Inline XBRL (included as Exhibit 101).	Filed herewith.

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

GRAND CANYON EDUCATION, INC.

Date: August 6, 2025	By:	/s/ Daniel E. Bachus
Daniel E. Bachus
Chief Financial Officer
(Principal Financial Officer)