Form 10-Q
period 2025-09-30
Grand Canyon Education, Inc.
filed 2025-11-05
CIK 1434588

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

or

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

The total number of shares of common stock outstanding as of November 3, 2025, was 27,968,476.

GRAND CANYON EDUCATION, INC.

FORM 10-Q

PART I – FINANCIAL INFORMATION

Item 1.Financial Statements

GRAND CANYON EDUCATION, INC.

Consolidated Income Statements

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands, except per share data)	2025	2024	2025	2024
Service revenue	$261,142	$238,291	$797,951	$740,429
Costs and expenses:
Technology and academic services	44,908	41,955	129,706	122,081
Counseling services and support	84,405	77,166	254,250	238,157
Marketing and communication	59,145	54,526	175,512	162,774
General and administrative	15,149	14,364	36,926	35,730
Reserve for litigation settlement	35,000	—	35,000	—
Lease termination, impairment and other	2,411	—	2,411	—
Amortization of intangible assets	2,105	2,105	6,315	6,315
Total costs and expenses	243,123	190,116	640,120	565,057
Operating income	18,019	48,175	157,831	175,372
Investment interest and other	3,637	4,154	10,244	11,991
Income before income taxes	21,656	52,329	168,075	187,363
Income tax expense	5,382	10,862	38,637	43,008
Net income	$16,274	$41,467	$129,438	$144,355
Earnings per share:
Basic income per share	$0.59	$1.43	$4.62	$4.94
Diluted income per share	$0.58	$1.42	$4.60	$4.91
Basic weighted average shares outstanding	27,740	29,003	28,002	29,248
Diluted weighted average shares outstanding	27,897	29,164	28,165	29,405

The accompanying notes are an integral part of these consolidated financial statements.

GRAND CANYON EDUCATION, INC.

Consolidated Balance Sheets

	September 30,	December 31,
(In thousands, except par value)	2025	2024
	(Unaudited)
ASSETS:
Current assets
Cash and cash equivalents	$97,284	$324,623
Investments	179,691	—
Accounts receivable, net	122,041	82,948
Income tax receivable	22,679	490
Other current assets	12,299	11,915
Total current assets	433,994	419,976
Property and equipment, net	180,013	176,823
Right-of-use assets	99,871	99,541
Amortizable intangible assets, net	153,647	159,962
Goodwill	160,766	160,766
Other assets	4,501	1,357
Total assets	$1,032,792	$1,018,425
LIABILITIES AND STOCKHOLDERS’ EQUITY:
Current liabilities
Accounts payable	$19,284	$26,721
Accrued compensation and benefits	28,766	33,183
Accrued liabilities	70,539	29,620
Income taxes payable	144	8,559
Deferred revenue	3,801	—
Current portion of lease liability	14,204	12,883
Total current liabilities	136,738	110,966
Deferred income taxes, noncurrent	40,195	26,527
Other long-term liability	1,494	1,444
Lease liability, less current portion	96,324	95,635
Total liabilities	274,751	234,572
Commitments and contingencies
Stockholders’ equity
Preferred stock, $0.01 par value, 10,000 shares authorized; 0 shares issued and outstanding at September 30, 2025 and December 31, 2024	—	—
Common stock, $0.01 par value, 100,000 shares authorized; 54,178 and 54,090 shares issued and 28,004 and 28,858 shares outstanding at September 30, 2025 and December 31, 2024, respectively	542	541
Treasury stock, at cost, 26,174 and 25,232 shares of common stock at September 30, 2025 and December 31, 2024, respectively	(2,190,582)	(2,024,370)
Additional paid-in capital	347,146	336,736
Accumulated other comprehensive gain	551	—
Retained earnings	2,600,384	2,470,946
Total stockholders’ equity	758,041	783,853
Total liabilities and stockholders’ equity	$1,032,792	$1,018,425

The accompanying notes are an integral part of these consolidated financial statements.

GRAND CANYON EDUCATION, INC.

Consolidated Statements of Comprehensive Income

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands)	2025	2024	2025	2024
Net income	$16,274	$41,467	$129,438	$144,355
Other comprehensive income, net of tax:
Realized gains on available-for-sale securities, net of taxes of $39 for the three months ended September 30, 2024, and $17 for the nine months ended September 30, 2024	—	126	—	57
Unrealized gains on available-for-sale securities, net of taxes of $121 for the three months ended September 30, 2025, and $172 for the nine months ended September 30, 2025	386	—	551	—
Comprehensive income	$16,660	$41,593	$129,989	$144,412

The accompanying notes are an integral part of these consolidated financial statements.

GRAND CANYON EDUCATION, INC.

Consolidated Statement of Stockholders’ Equity

(In thousands)

(Unaudited)

	Nine Months Ended September 30, 2025
						Accumulated
					Additional	Other
	Common Stock		Treasury Stock		Paid-in	Comprehensive	Retained
	Shares	Par Value	Shares	Cost	Capital	Loss	Earnings	Total
Balance at December 31, 2024	54,090	$541	25,232	$(2,024,370)	$336,736	$—	$2,470,946	$783,853
Comprehensive income	—	—	—	—	—	(7)	71,618	71,611
Common stock purchased for treasury	—	—	395	(68,927)	—	—	—	(68,927)
Restricted shares forfeited	—	—	—	—	—	—	—	—
Share-based compensation	86	1	53	(9,463)	3,629	—	—	(5,833)
Balance at March 31, 2025	54,176	$542	25,680	$(2,102,760)	$340,365	$(7)	$2,542,564	$780,704
Comprehensive income	—	—	—	—	—	172	41,546	41,718
Common stock purchased for treasury	—	—	259	(47,933)	—	—	—	(47,933)
Restricted shares forfeited	—	—	5	—	—	—	—	—
Share-based compensation	2	—	—	—	3,487	—	—	3,487
Balance at June 30, 2025	54,178	$542	25,944	$(2,150,693)	$343,852	$165	$2,584,110	$777,976
Comprehensive income	—	—	—	—	—	386	16,274	16,660
Common stock purchased for treasury	—	—	220	(39,889)	—	—	—	(39,889)
Restricted shares forfeited	—	—	10	—	—	—	—	—
Share-based compensation	—	—	—	—	3,294	—	—	3,294
Balance at September 30, 2025	54,178	$542	26,174	$(2,190,582)	$347,146	$551	$2,600,384	$758,041

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

GRAND CANYON EDUCATION, INC.

Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended
	September 30,
(In thousands)	2025	2024
Cash flows provided by operating activities:
Net income	$129,438	$144,355
Adjustments to reconcile net income to net cash provided by operating activities:
Share-based compensation	10,411	10,855
Depreciation and amortization	23,323	20,707
Amortization of intangible assets	6,315	6,315
Deferred income taxes	13,497	(560)
Reserve for litigation settlement	35,000	—
Lease termination, impairment and other	2,411	—
Other, including fixed asset disposals	(444)	(743)
Changes in assets and liabilities:
Accounts receivable from university partners	(39,093)	(37,577)
Other assets	(3,218)	1,239
Right-of-use assets and lease liabilities	576	1,296
Accounts payable	(8,477)	10,710
Accrued liabilities	70	1,747
Income taxes receivable/payable	(30,604)	(10,623)
Deferred revenue	3,801	6,420
Net cash provided by operating activities	143,006	154,141
Cash flows (used in) provided by investing activities:
Capital expenditures	(27,225)	(27,501)
Additions of amortizable content	(47)	(227)
Purchase of equity investment	(1,000)	—
Loss on equity investment	500	—
Purchases of investments	(224,715)	(48,594)
Proceeds from sale or maturity of investments	46,872	147,619
Net cash (used in) provided by investing activities	(205,615)	71,297
Cash flows used in financing activities:
Repurchase of common shares and shares withheld in lieu of income taxes	(164,730)	(108,329)
Net cash used in financing activities	(164,730)	(108,329)
Net (decrease) increase in cash and cash equivalents and restricted cash	(227,339)	117,109
Cash and cash equivalents and restricted cash, beginning of period	324,623	146,475
Cash and cash equivalents and restricted cash, end of period	$97,284	$263,584
Supplemental disclosure of cash flow information
Cash paid for interest	$—	$4
Cash paid for income taxes	$53,748	$51,420
Supplemental disclosure of non-cash investing and financing activities
Purchases of property and equipment included in accounts payable	$798	$1,604
ROU Asset and Liability recognition	$330	$6,395
Excise tax on treasury stock repurchases	$1,482	$815

The accompanying notes are an integral part of these consolidated financial statements.

Grand Canyon Education, Inc.

Notes to Consolidated Financial Statements

(In thousands, except per share data)

1. Nature of Business

Grand Canyon Education, Inc. (together with its subsidiaries, the “Company” or “GCE”) is a publicly traded education services company dedicated to serving colleges and universities. GCE has developed significant technological solutions, infrastructure and operational processes to provide services to these institutions on a large scale. GCE’s most significant university partner is Grand Canyon University (“GCU”), an Arizona non-profit corporation, a comprehensive regionally accredited university that offers graduate and undergraduate degree programs, emphases and certificates across ten colleges both online, on ground at its campus in Phoenix, Arizona and at eleven off-campus classroom and laboratory sites.

We also provide education services to numerous university partners across the United States. In the healthcare field, we work in partnership with a number of top universities and healthcare networks, offering healthcare-related academic programs at off-campus classroom and laboratory sites located near healthcare providers and developing high-quality, career-ready graduates who enter the workforce ready to meet the demands of the healthcare industry. In addition, we have provided certain services to a university partner to assist them in expanding their online graduate programs. As of September 30, 2025, GCE provides education services to 20 university partners across the United States.

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

Investments

As of December 31, 2024 the Company had no investments. As of September 30, 2025, the Company considered its investments in corporate bonds, agency bonds, treasury bills and commercial paper as available-for-sale securities based on the Company’s intent for the respective securities. Available-for-sale securities are carried at fair value, determined using Level 1 and Level 2 of the hierarchy of valuation inputs, with the use of inputs other than quoted prices that are observable for the assets. Unrealized investment gains and losses, net of tax, are reported as a separate component of other comprehensive income. Unrealized losses considered to be other-than-temporary are recognized currently in earnings. Amortization of premiums, accretion of discounts, interest and dividend income and realized gains and losses are included in interest and other income.

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

Costs that are capitalized include payroll and payroll-related costs for employees who are directly associated and spend time producing content and payments to faculty and subject matter experts involved in the process. The Company starts capitalizing content costs when it begins to develop or to convert a particular course, resources have been assigned and a timeline has been set. The content asset is placed in service when all work is complete, and the curriculum could be used for instruction. Capitalized content development assets are included in other assets in our consolidated balance sheets. The Company has concluded that the most appropriate method to amortize the deferred content assets is on a straight-line basis over the estimated life of the course, which is generally four years which corresponds with course’s review and major revision cycle. As of September 30, 2025 and December 31, 2024, $468 and $658, respectively, net of amortization, of deferred content assets are included in other assets, long-term in the Company’s consolidated balance sheets and amortization is included in technical and academic services where the costs originated.

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

Finite-lived intangible assets that are acquired in a business combination are recorded at fair value on their acquisition dates and are amortized using a method that reflects the pattern in which the economic benefits of the intangible assets are consumed or on a straight-line basis over the estimated useful life of the intangible asset if the pattern of economic benefit cannot be reliability determined. Finite-lived intangible assets consist of university partner relationships and trade names. The Company reviews its finite-lived intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an intangible asset may not be recoverable. There were no indicators that the carrying amount of the finite-lived intangible assets were impaired as of September 30, 2025. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to undiscounted future net cash flows expected to be generated by the assets. If such intangible assets are not recoverable, a potential impairment loss is recognized to the extent the carrying amounts of the assets exceeds the fair value of the assets.

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

The Company’s receivables represent unconditional rights to consideration from our Services Agreements with our university partners. Accounts receivable, net is stated at net realizable value and contains billed and unbilled revenue. The Company utilizes the allowance method to provide for doubtful accounts based on its evaluation of the expected credit losses. There have been no amounts written off and no reserves established as of September 30, 2025 given historical collection experience and an evaluation of reasonable and supportable forecasts of economic conditions and other pertinent factors affecting the Company’s customers such as known credit risk or industry trends. The Company will continue to review and revise its allowance methodology based on its collection experience with its partners.

For our partners with unbilled revenue, revenue recognition occurs in advance of billings. Billings for some university partners do not occur until after the service period has commenced and final enrollment information is available. Given that the Fall semester ends just prior to December 31 of each year, unbilled revenue is low at year end (whereas a semester is ongoing at the end of each other fiscal quarter, and unbilled revenue is thus higher at the end of our first three quarters). Our unbilled revenue of $11,180 and $115 as of September 30, 2025 and December 31, 2024, respectively, are included in accounts receivable in our consolidated balance sheets. Deferred revenue represents the excess of amounts received as compared to amounts recognized in revenue on our consolidated statements of income as of the end of the reporting period, and such amounts are reflected as a current liability on our consolidated balance sheets. We generally receive payments for our services billed within 30 days of invoice. These payments are recorded as deferred revenue until the services are delivered and revenue is recognized.

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

Concentration of Credit Risk

The Company believes the credit risk related to cash equivalents and investments is limited due to its adherence to an investment policy that requires investments to have a minimum BBB rating, depending on the type of security, by at least one major rating agency at the time of purchase. All of the Company’s cash equivalents and investments as of September 30, 2025 and December 31, 2024 consist of investments rated BBB or higher by at least one rating agency. Additionally, the Company utilizes at least one financial institution to conduct initial and ongoing credit analysis on its investment portfolio to monitor and lower the potential impact of market risk associated with its cash equivalents and investment portfolio. Financial instruments that potentially subject the Company to concentration of credit risk consist principally of cash balances, which are primarily invested in money market funds or on deposit at high credit quality financial institutions in the U.S. Accounts at each institution are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000. At September 30, 2025 and December 31, 2024, the Company had $96,534 and $323,124, respectively, in excess of the FDIC insured limit. The Company is also subject to credit risk for its accounts receivable balance. Our dependence on our most significant university partner, GCU, with 89.1% and 88.3% of total service revenue for the nine-month periods ended September 30, 2025 and 2024, respectively, subjects us to the risk that declines in our customer’s operations would result in a sustained reduction in service revenue for the Company.

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

In September 2025, the FASB issued ASU 2025-06, “Intangibles – Goodwill and Other – Internal-Use Software (Subtopic 350-40)”.  ASU 2025-06 removes all references to project stages throughout ASC 350-40 and clarifies the applicable threshold to begin capitalizing costs.  ASU 2025-06 is effective for annual reporting periods beginning after December 15, 2027, and interim periods within those annual reporting periods.  Early adoption is permitted as of the beginning of an annual reporting period.  Adoption of this ASU should be applied using a prospective transition approach, a modified transition approach based on project status or a retrospective transition approach.  The Company is currently evaluating the impact of this new standard on our financial statements and disclosures.

The Company has determined that no other recent accounting pronouncements apply to its operations or could otherwise have a material impact on its consolidated financial statements.

3. Investments

As of September 30, 2025 the Company had investments of $179,691 classified as available-for-sale securities. The Company had no investments at December 31, 2024 as it sold all its investments in the third quarter of 2024 and the proceeds were invested in cash and cash equivalents.

	As of September 30, 2025
		Gross	Gross	Estimated
	Adjusted	Unrealized	Unrealized	Fair
	Cost	Gains	(Losses)	Value
Corporate bonds	$169,806	$770	$(49)	$170,527
Commercial paper	5,313	—	—	5,313
Agency bonds	3,849	2	—	3,851
Total investments	$178,968	$772	$(49)	$179,691

For the nine months ended September 30, 2025, the net unrealized gains were $551, net of taxes. For the nine months ended September 30, 2024, the net realized gains were $57, net of taxes. Available-for-sale debt securities are carried at fair value on the consolidated balance sheets. The Company estimates the lifetime expected credit losses for all available-for sale debt securities in an unrealized loss position. If our assessment indicates that an expected credit loss exists, we determine the portion of the unrealized loss attributable to credit deterioration and record a reserve for the expected credit loss in the allowance for credit losses in technology and academic services in our consolidated income statements.

Available-for-sale securities maturing as of December 31:
2025	$2,500
2026	69,106
2027	78,014
2028	30,071
$179,691

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
Denominator:
Basic weighted average shares outstanding	27,740	29,003	28,002	29,248
Effect of dilutive stock options and restricted stock	157	161	163	157
Diluted weighted average shares outstanding	27,897	29,164	28,165	29,405

Diluted weighted average shares outstanding excludes the incremental effect of unvested restricted stock in accordance with the treasury stock method. For both of the three-month periods ended September 30, 2025 and 2024, approximately nil, and for the nine-month periods ended September 30, 2025 and 2024, approximately 20 and 26, respectively, of the Company’s restricted stock awards outstanding were excluded from the calculation of diluted earnings per share as their inclusion would have been anti-dilutive. These restricted stock awards could be dilutive in the future.

5. Property and Equipment

Property and equipment consist of the following:

	September 30,	December 31,
	2025	2024
Land	$5,098	$5,098
Land improvements	2,242	2,242
Buildings	51,399	51,399
Buildings and leasehold improvements	39,496	37,424
Computer equipment	142,534	141,160
Furniture, fixtures and equipment	31,262	29,715
Internally developed software	116,709	98,605
Construction in progress	6,948	6,393
	395,688	372,036
Less accumulated depreciation and amortization	(215,675)	(195,213)
Property and equipment, net	$180,013	$176,823

6. Amortizable Intangible Assets

Identified intangible assets of $210,280 consisted primarily of university partner relationships that were valued at $210,000, which arose in connection with the acquisition of Orbis Education in January 2019.

Amortizable intangible assets consist of the following as of:

	September 30, 2025
	Estimated	Gross		Net
	Average Useful	Carrying	Accumulated	Carrying
	Life (in years)	Amount	Amortization	Amount
University partner relationships	25	$210,000	$(56,353)	$153,647
Trade names	1	280	(280)	—
Total amortizable intangible assets, net		$210,280	$(56,633)	$153,647

Grand Canyon Education, Inc.

Notes to Consolidated Financial Statements

(In thousands, except per share data)

Amortization expense for university partner relationships and trade names for the years ending December 31:

2025	$2,104
2026	8,419
2027	8,419
2028	8,419
2029	8,419
Thereafter	117,867
$153,647

7. Leases

The Company has operating leases for off-campus classroom and laboratory sites, office space, office equipment, and optical fiber communication lines. These leases have remaining lease terms that range from four months to 11 years. At lease inception, we determine the lease term by assuming no exercises of renewal options due to the Company’s constantly changing geographical needs for its university partners. Leases with an initial term of 12 months or less are not recorded in the consolidated balance sheets and we recognize lease expense for these leases on a straight-line basis over the lease term. The Company had operating lease costs of $13,306 and $12,350 for the nine-month periods ended September 30, 2025 and 2024, respectively.

As of September 30, 2025, the Company had a $6,472 of non-cancelable operating lease commitments for one off-campus classroom and laboratory sites that had not yet commenced. The Company’s weighted-average remaining lease term relating to its operating leases is 7.43 years, with a weighted-average discount rate of 4.43%. The cash paid for operating lease liabilities was $12,720 and $11,054 for the nine months ended September 30, 2025 and 2024, respectively. As of September 30, 2025, the Company had no financing leases.

Future payment obligations with respect to the Company’s operating leases, which were existing at September 30, 2025, by year and in the aggregate, are as follows:

Year Ending December 31,	Amount
2025	$4,391
2026	18,750
2027	18,151
2028	17,475
2029	17,363
Thereafter	55,137
Total lease payments	$131,267
Less interest	20,739
Present value of lease liabilities	$110,528

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

After numerous motions and unsuccessful settlement talks over a period of years, the parties recommenced settlement discussions in spring 2025, with any such settlement being contingent upon approvals from applicable U.S. government agencies and final agreement by all parties on acceptable terms, both monetary and non-monetary.

As disclosed in the Company’s Form 8-K filed with the SEC on October 30, 2025, the Company, the relator, the U.S. Department of Justice and ED have reached settlement terms that are acceptable to all parties. Under these terms, which are subject to final review by the Court, the Company has agreed to pay $35.0 million and ED has agreed that the Company’s current enrollment counselor compensation and related plans do not violate the law prohibiting incentive compensation. The Court has scheduled a hearing for its review mid-November 2025, and the settlement is not effective until the Court reviews it and the parties sign the final settlement agreement. We have nevertheless recorded the settlement amount in our financial statements for the period ended September 30, 2025.

Matters Related to GCU Graduate Program Disclosures and Related Matters. The Company is a party to several matters alleging that, in the performance of its marketing services provided on behalf of GCU, it made false or misleading representations regarding the time to complete and the costs associated with and/or accreditation issues related to certain GCU graduate programs. These matters include:

●	Smith and Wang v. Grand Canyon Education, Inc. This putative class action was filed in June 2024 in the United States District Court for the District of Arizona and asserts claims under the federal RICO statute as well as various claims for violations of state law consumer protection statutes. On September 20, 2024, the plaintiffs amended their complaint, and on November 4, 2024, the Company moved to dismiss the case. The court granted in part and denied in part the motion to dismiss. Specifically, the court dismissed one of the plaintiff’s RICO counts but allowed the other RICO count and the consumer protection claims to proceed to discovery. Discovery is ongoing, and there is currently no trial date scheduled in this matter.
●	Federal Trade Commission v. Grand Canyon Education, Inc., et al. This suit was filed in late December 2023 in United States District Court for the District of Arizona and asserts claims under the FTC Act and Telemarketing Sales Rule. In February 2024, GCE filed a partial motion to dismiss, which was denied in August 2024. On June 17, 2025, the parties filed a Joint Motion and Proposed Order Staying Case for 60-Days to Consider Non-Settlement Resolution of the Case. On August 15,

Grand Canyon Education, Inc.

Notes to Consolidated Financial Statements

(In thousands, except per share data)

2025, the Commission voted unanimously to dismiss the case in its entirety and the case was terminated with prejudice on August 19, 2025.
●	Ogdon v. Grand Canyon Education, Inc., et al. This putative class action was filed in May 2020 in federal district court in California and later transferred to United States District Court for the District of Arizona and asserts claims for violations of California’s False Advertising Law, Unfair Competition Law, Consumer Legal Remedies Act; Unjust Enrichment; and purported violations of the federal RICO statute, including a conspiracy claim. The defendants include the Company along with our chief executive officer, chief operating officer and chief financial officer. In July 2025, the plaintiff filed a Second Amended Complaint and added an additional plaintiff. The Company filed a motion to dismiss the Second Amended Complaint on August 19, 2025. The court has not yet ruled on the motion. Discovery is ongoing, and there is currently no trial date scheduled in this matter.
●	Valerio, et al. v. Grand Canyon Education, Inc., et al. This suit was filed on December 24, 2024, in Maricopa County, Arizona Superior Court on behalf of nearly 300 plaintiffs. The plaintiffs assert various claims, including claims for violations of state law consumer protection statutes. The Company filed a motion to dismiss the complaint on May 12, 2025. On September 17, 2025, the court denied the motion to dismiss. The court held a status conference on October 9, 2025, to address issues of case management. The court has not yet issued a case management conference. There is currently no trial date scheduled in this matter.

We believe that the Company’s representations made in marketing materials or by our employees regarding GCU’s doctoral program requirements were at all times accurate and not false or misleading, and thus did not violate applicable law. The Company intends to defend itself vigorously in each of these legal proceedings. The outcome of these legal proceedings is uncertain at this point. At present, the Company cannot estimate a range of loss for these actions based on the information available to the Company. Accordingly, the Company has not accrued any liability associated with these actions.

9. Share-Based Compensation

Incentive Plan

The Company makes equity incentive grants pursuant to our 2017 Equity Incentive Plan (the “2017 Plan”) under which a maximum of 3,000 shares may be granted. As of September 30, 2025, 873 shares were available for grants under the 2017 Plan.

Restricted Stock

During the nine months ended September 30, 2025, the Company granted 86 shares of common stock with a service vesting condition to certain of its executives, officers and employees. The restricted shares have voting rights and vest in five annual installments of 20%, with the first installment vesting in March of the calendar year following the date of grant (the “first vesting date”) and subsequent installments vesting on each of the four anniversaries of the first vesting date. Upon vesting, shares will be withheld in lieu of taxes equivalent to the minimum statutory tax withholding required to be paid when the restricted stock vests. During the nine months ended September 30, 2025, the Company withheld 53 shares of common stock in lieu of taxes at a cost of $9,463 on the restricted stock vesting dates. In June 2025, following the annual stockholders meeting, the Company granted 2 shares of common stock to the non-employee members of the Board of Directors. The restricted shares granted to these directors have voting rights and vest on the earlier of (a) the one-year anniversary of the date of grant or (b) immediately prior to the next annual stockholders meeting.

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

Grand Canyon Education, Inc.

Notes to Consolidated Financial Statements

(In thousands, except per share data)

A summary of the activity related to restricted stock granted under the 2017 Plan since December 31, 2024 is as follows:

		Weighted Average
	Total	Grant Date
	Shares	Fair Value per Share
Outstanding as of December 31, 2024	403	$104.54
Granted	88	$173.00
Vested	(139)	$98.09
Forfeited, canceled or expired	(15)	$122.89
Outstanding as of September 30, 2025	337	$124.20

Share-based Compensation Expense

The table below outlines share-based compensation expense for the nine months ended September 30, 2025 and 2024 related to restricted stock granted:

	2025	2024
Technology and academic services	$2,034	$1,925
Counseling services and support	5,652	5,402
Marketing and communication	200	168
General and administrative	2,525	3,360
Share-based compensation expense included in operating expenses	$10,411	$10,855
Tax effect of share-based compensation	(2,603)	(2,714)
Share-based compensation expense, net of tax	$7,808	$8,141

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

During the nine months ended September 30, 2025 the Company repurchased 874 shares of common stock, at an aggregate cost of $156,749. As of September 30, 2025, there remained $144,381 available under its current share repurchase authorization. Shares repurchased in lieu of taxes are not included in the repurchase plan totals as they were approved in conjunction with the restricted share awards. Excise taxes of $1,482 are not included in the repurchase plan totals but are included in the total cost of net share repurchases in the consolidated statement of stockholders’ equity.

11. Related Party Transactions

Related party transactions include transactions between the Company and certain of its affiliates. The following transactions were in the normal course of operations and were measured at the exchange amount, which was the amount of consideration established and agreed to by the parties.

As of and for the nine months ended September 30, 2025 and 2024, related party transactions consisted of the following:

Affiliates

GCE Community Fund (“GCECF”) - GCECF was initially formed in 2014. GCECF makes grants for charitable, educational, literary, religious or scientific purposes within the meaning of Section 501(c)(3) of the Internal Revenue Code (the “Code”), including for such purposes as the making of distributions to organizations that qualify as exempt organizations under Section 501 (c)(3) of the Code. The Company’s Chief Executive Officer serves as the president of GCECF and GCECF’s board of directors is comprised entirely of Company executives. The Company is

Grand Canyon Education, Inc.

Notes to Consolidated Financial Statements

(In thousands, except per share data)

not the primary beneficiary of GCECF, and accordingly, the Company does not consolidate GCECF’s activities with its financial results. The Company made a voluntary charitable contribution of $500 for the nine months ended September 30, 2025, of which no amounts were owed as of September 30, 2025.

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

Executive Overview

Grand Canyon Education, Inc. (together with its subsidiaries, the “Company” or “GCE”) is a publicly traded education services company dedicated to serving colleges and universities. GCE has developed significant technological solutions, infrastructure and operational processes to provide services to these institutions on a large scale. GCE’s most significant university partner is Grand Canyon University (“GCU”), a comprehensive regionally accredited university that offers graduate and undergraduate degree programs, emphases and certificates across ten colleges both online and on ground at its campus in Phoenix, Arizona, and at eleven off-campus classroom and laboratory sites.

We also provide education services to numerous university partners across the United States. In the healthcare field, we work in partnership with a number of top universities and healthcare networks, offering healthcare-related academic programs at off-campus classroom and laboratory sites located near healthcare providers and developing high-quality, career-ready graduates who enter the workforce ready to meet the demands of the healthcare industry. In addition, we have provided certain services to a university partner to assist them in expanding their online graduate programs. As of September 30, 2025, GCE provides education services to 20 university partners across the United States.

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

Critical Accounting Policies and Use of Estimates

Our critical accounting policies are disclosed in the 2024 Form 10-K for the fiscal year ended December 31, 2024. During the nine months ended September 30, 2025, there were no significant changes in our critical accounting policies.

Results of Operations

The following table sets forth certain income statement data as a percentage of revenue for each of the periods indicated. Amortization of intangible assets has been excluded from the table below:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
Costs and expenses
Technology and academic services	17.2%	17.6%	16.3%	16.5%
Counseling services and support	32.3	32.4	31.9	32.2
Marketing and communication	22.6	22.9	22.0	22.0
General and administrative	5.8	6.0	4.6	4.8

Three Months Ended September 30, 2025 Compared to Three Months Ended September 30, 2024

Service revenue. Our service revenue for the three months ended September 30, 2025 was $261.1 million, an increase of $22.8 million, or 9.6%, as compared to service revenue of $238.3 million for the three months ended September 30, 2024. The increase year over year in service revenue was primarily due to an increase in partner enrollments of 7.9% to 138,073 at September 30, 2025 as compared to 127,977 at September 30, 2024. GCU enrollments increased to 132,486 at September 30, 2025, an increase of 7.7% over enrollments at September 30, 2024. University partner enrollments at our off-campus classroom and laboratory sites were 6,912, an increase of 17.4% over enrollments at September 30, 2024, which includes 1,325 and 913 GCU students at September 30, 2025 and 2024, respectively. Excluding sites closing in 2024 to new enrollments, total enrollments at our off-campus classroom and laboratory sites increased 19.3% between years. Revenue per student decreased slightly between years primarily due to contract modifications for some of our university partners in which the revenue share percentage was reduced in exchange for us no longer reimbursing these partners for certain faculty costs which had the effect of reducing revenue per student and a slight decline year over year in revenue per student for online students due to the continued mix shift to students that have a slightly lower net tuition rate. These decreases were partially offset by an additional day of revenue for the ground campus due to the start date shifting one day of revenue from the fourth quarter to the third quarter in 2025 which had a $0.9 million impact and the service revenue per student for accelerated Bachelor of Science in Nursing (“ABSN”) students at off-campus classroom and laboratory sites generating a significantly higher revenue per student than we earn under our agreement with GCU, as these agreements generally provide us with a higher revenue share percentage, the partners have higher tuition rates than GCU and the majority of our partners’ students take more credits on average per semester.

Although partner enrollments at our off-campus classroom and laboratory sites returned to year over year growth, some existing partners continue to experience reduced incoming cohort sizes which has slowed the growth. We believe the growth in the number of ABSN students continues to be negatively impacted by the strong job market as these students have historically been individuals with already completed bachelor’s degrees choosing to re-career into one of these health professions. To address this challenge, we have been working with our university partners to adjust their programs to allow students with the required education experience but without a completed bachelor’s degree to enter their programs. The majority of those partners that have made the adjustment to admit students without a completed bachelor’s degree had new enrollment growth on a year over year basis in the Summer and Fall 2025 semester.

We opened six sites in the year ended December 31, 2024 and opened five new sites in the nine months ended September 30, 2025 while closing two sites in which we stopped recruiting new students in 2024 and merged two sited that were located in the same market bringing the total number of these sites to 47 at September 30, 2025, which has also positively impacted the enrollment growth. Enrollments for GCU ground students were 24,671 at September 30, 2025 up from 24,657 at September 30, 2024. GCU online enrollments were 107,815 at September 30, 2025, up from 98,345 at September 30, 2024, an increase of 9.6% between years.

Technology and academic services. Our technology and academic services expenses for the three months ended September 30, 2025 were $44.9 million, an increase of $2.9 million, or 7.0%, as compared to technology and academic services expenses of $42.0 million for the three months ended September 30, 2024. This increase was primarily due to increases in other technology and academic costs, in employee compensation and related expenses, including share-based compensation and benefit costs and in occupancy and depreciation costs of $1.2 million, $1.1 million and $0.6 million, respectively. The increases in other technology and academic costs and occupancy and depreciation were primarily due to the costs associated with the increased number of off-campus classroom and laboratory sites to support our 20 university partners and their increased enrollment growth as well as an increase in technology costs and curriculum cost reimbursements to our university partners. We also wrote-off $0.4 million in fixed assets at closed sites during the third quarter of 2025. The increase in employee compensation and related expenses is primarily due to increased headcount to support our 20 university partners and their increased enrollment growth, tenure-based salary adjustments, a significant year over year increase in benefit costs and the increased number of off-campus classroom and laboratory sites year over year. Our technology and academic services expenses as a percentage of revenue decreased by 0.4% to 17.2% for the three months ended September 30, 2025, from 17.6% for the three months ended September 30, 2024. This decrease was primarily due to our ability to leverage our technology and academic service expenses across an increasing revenue base, partially offset by increased technology costs and curriculum cost reimbursements and fixed asset disposals. We anticipate that technology and academic services expenses will increase in the future as we open more off-site classroom and laboratory sites and the growing technology costs and curriculum cost reimbursements and these costs as a percentage of revenue could increase in the future.

Counseling services and support. Our counseling services and support expenses for the three months ended September 30, 2025 were $84.4 million, an increase of $7.2 million, or 9.4%, as compared to counseling services and support expenses of $77.2 million for the three months ended September 30, 2024. This increase was primarily attributable to increases in employee compensation and related expenses including share-based compensation and benefits, in occupancy and depreciation costs and in other counseling services and support expenses of $6.3 million, $0.5 million and $0.4 million, respectively. The increases in employee compensation including share-based compensation and benefits were primarily due to increased headcount to support our university partners, and their planned increases in enrollment, tenure-based salary adjustments, a significant year over year increase in benefit costs, severance costs of $0.3 million and the increased number of off-campus classroom and laboratory sites open year over year. The increase in occupancy and depreciation is primarily related to higher depreciation expense associated with our continued enhancements to technology infrastructure and internal-use software development. The increase in other counseling services and support expenses is primarily the result of higher travel costs to service our 20 university partners. Our counseling services and support expenses as a percentage of revenue decreased 0.1% to 32.3% for the three months ended September 30, 2025, from 32.4% for the three months ended September 30, 2024 primarily due to our ability to leverage our counseling services and support expenses across an increasing revenue base. We anticipate that counseling services and support expense will increase in the future as we continue to invest to meet our partners’ needs and these costs as a percentage of revenue could increase in the future.

Marketing and communication. Our marketing and communication expenses for the three months ended September 30, 2025 were $59.1 million, an increase of $4.6 million, or 8.5%, as compared to marketing and communication expenses of $54.5 million for the three months ended September 30, 2024. This increase was primarily attributable to the increased cost to market our university partners’ programs and to the marketing of new university partners and new locations which resulted in increased advertising of $4.1 million, increased employee compensation, including share-based compensation and benefits of $0.4 million and increased occupancy and depreciation expenses of $0.1 million. Our marketing and communication expenses as a percentage of revenue decreased by 0.3% to 22.6% for the three months ended September 30, 2025, from 22.9% for the three months ended September 30, 2024, primarily due to our ability to leverage our marketing and communication expenses across an increasing revenue base. We anticipate that marketing and communication expenses will increase in the future as we continue to invest to meet our partners’ needs and these costs as a percentage of revenue could increase in the future.

General and administrative. Our general and administrative expenses for the three months ended September 30, 2025 were $15.2 million, an increase of $0.8 million, or 5.5%, as compared to general and administrative expenses of

$14.4 million for the three months ended September 30, 2024. This increase was primarily attributable to an increase in contributions in lieu of state income taxes of $0.5 million, an increase in professional fees, including legal costs of $0.3 million and an increase in employee compensation, including share-based compensation and benefit costs of $0.1 million. These increases were partially offset by a decrease in occupancy and depreciation expense of $0.1 million. The increases in professional fees was primarily due to higher legal costs between years. Our general and administrative expenses as a percentage of revenue decreased by 0.2% to 5.8% for the three months ended September 30, 2025, from 6.0% for the three months ended September 30, 2024 primarily due to our ability to leverage our general and administrative expenses across an increasing revenue base. We anticipate that general and administrative expenses will increase in the future and these costs as a percentage of revenue could increase in the future.

Reserve for litigation settlement. A reserve for litigation settlement of $35.0 million was recorded in the three months ended September 30, 2025 related to the settlement of the qui tam lawsuit. See Note 8 – Commitments and Contingencies, in Notes to Consolidated Financial Statements for further discussion.

Lease termination, impairment and other. We incurred $2.4 million in lease termination and impairment charges in the third quarter of 2025 related to leases. In the third quarter of 2025, we agreed to pay $1.3 million for our Indiana office space to early terminate our lease effective in June 2027. We also entered into a sublease of that space for the period from January 2026 to June 2027 and entered into a new lease for a much smaller space effective January 2026. Additionally, an impairment was recorded in the amount of $1.1 million in the three months ended September 30, 2025 for the two off-campus classroom and laboratory sites that were closed during the quarter.

Amortization of intangible assets. Amortization of intangible assets for the three months ended September 30, 2025 and 2024 were $2.1 million for both periods. As a result of the Orbis Education acquisition in 2019, certain identifiable intangible assets were created (primarily customer relationships) that will be amortized over their expected lives.

Investment interest and other. Investment interest and other for the three months ended September 30, 2025 was $3.6 million, a decrease of $0.6 million, as compared to $4.2 million for the three months ended September 30, 2024 due to slightly lower returns on our investment balances.

Income tax expense. Income tax expense for the three months ended September 30, 2025 was $5.4 million, a decrease of $5.5 million, or 50.4%, as compared to income tax expense of $10.9 million for the three months ended September 30, 2024. The decrease in income tax expense is due to the decrease in income before taxes partially offset by a higher effective tax rate. Our effective tax rate was 24.9% during the three months ended September 30, 2025 compared to 20.8% during the three months ended September 30, 2024. The effective tax rate increased year over year due to the tax treatment of the litigation settlement recorded in the third quarter and changes in state income taxes partially offset by an increase in the contributions made in lieu of state income taxes from $4.5 million in the third quarter of 2024 to $5.0 million in the third quarter of 2025.

Net income. Our net income for the three months ended September 30, 2025 was $16.3 million, a decrease of $25.2 million, or 60.8% as compared to $41.5 million for the three months ended September 30, 2024, due to the factors discussed above.

Nine Months Ended September 30, 2025 Compared to Nine Months Ended September 30, 2024

Service revenue. Our service revenue for the nine months ended September 30, 2025 was $798.0 million, an increase of $57.6 million, or 7.8%, as compared to service revenue of $740.4 million for the nine months ended September 30, 2024. The increase year over year in service revenue was primarily due to an increase in partner enrollments of 7.9% to 138,073 at September 30, 2025 as compared to 127,977 at September 30, 2024. GCU enrollments increased to 132,486 at September 30, 2025, an increase of 7.7% over enrollments at September 30, 2024. University partner enrollments at our off-campus classroom and laboratory sites were 6,912, an increase of 17.4% over enrollments at September 30, 2024, which includes 1,325 and 913 GCU students at September 30, 2025 and 2024, respectively. Excluding sites closing in 2024 to new enrollments, total enrollments at our off-campus classroom and laboratory sites increased 19.3% between years. Revenue per student decreased slightly between years primarily due to the additional day for leap year in 2024 which added additional service revenue of $1.5 million as compared to the current year and contract modifications for some of our university partners in which the revenue share percentage was reduced in exchange for us no longer reimbursing these partners for certain faculty costs, both of which had the effect of reducing revenue per student and a slight decline year over year in revenue per student for online students due to the continued mix shift to students that have a slightly lower net tuition rate. These decreases were partially offset by an additional day of revenue for the ground campus due to the start date shifting one day of revenue from the fourth quarter to the third quarter in 2025 which had a $0.9 million impact and the service revenue per student for ABSN students at off-campus classroom and laboratory sites generating a significantly higher revenue per student than we earn under our agreement with GCU, as these agreements generally provide us with a higher revenue share percentage, the partners have higher tuition rates than GCU and the majority of our partners’ students take more credits on average per semester.

Although partner enrollments at our off-campus classroom and laboratory sites returned to year over year growth, some existing partners continue to experience reduced incoming cohort sizes which has slowed the growth. We believe the growth in the number of ABSN students continues to be negatively impacted by the strong job market as these students have historically been individuals with already completed bachelor’s degrees choosing to re-career into one of these health professions. To address this challenge, we have been working with our university partners to adjust their programs to allow students with the required education experience but without a completed bachelor’s degree to enter their programs. The majority of those partners that have made the adjustment to admit students without a completed bachelor’s degree had new enrollment growth on a year over year basis in the Summer and Fall 2025 semester.

We opened six sites in the year ended December 31, 2024 and opened five new sites in the nine months ended September 30, 2025 while closing two sites in which we stopped recruiting new students in 2024 and merged two sited that were located in the same market bringing the total number of these sites to 47 at September 30, 2025, which has also positively impacted the enrollment growth. Enrollments for GCU ground students were 24,671 at September 30, 2025 up from 24,657 at September 30, 2024. GCU online enrollments were 107,815 at September 30, 2025, up from 98,345 at September 30, 2024, an increase of 9.6% between years.

Technology and academic services. Our technology and academic services expenses for the nine months ended September 30, 2025 were $129.7 million, an increase of $7.6 million, or 6.2%, as compared to technology and academic services expenses of $122.1 million for the nine months ended September 30, 2024. This increase was primarily due to increases in other technology and academic costs, in occupancy and depreciation costs and in employee compensation and related expenses, including share-based compensation and increased benefit costs of $5.5 million, $1.4 million and $0.7 million, respectively. The increases in other technology and academic costs and occupancy and depreciation were primarily due to the costs associated with the increased number of off-campus classroom and laboratory sites to support our 20 university partners and their increased enrollment growth as well as an increase in technology costs and curriculum cost reimbursements to our university partners. We also wrote-off $0.4 million in fixed assets at closed sites during the third quarter of 2025. The increase in employee compensation and related expenses is primarily due to increased headcount to support our 20 university partners and their increased enrollment growth, tenure-based salary adjustments, a significant year over year increase in benefit costs and the increased number of off-campus classroom and laboratory sites year over year. Our technology and academic services expenses as a percentage of revenue decreased by 0.2% to 16.3% for the nine months ended September 30, 2025, from 16.5% for the nine months ended September 30, 2024. This decrease was primarily due to our ability to spread increased technology and academic service costs across an increasing revenue base, partially offset by increased technology costs and curriculum cost reimbursements and fixed asset disposals. We anticipate that technology and academic services expenses as a percentage of revenue will increase in the future as we open more off-site classroom and laboratory sites and the growing technology costs and curriculum cost reimbursements and these costs as a percentage of revenue could increase in the future.

Counseling services and support. Our counseling services and support expenses for the nine months ended September 30, 2025 were $254.3 million, an increase of $16.1 million, or 6.8%, as compared to counseling services and support expenses of $238.2 million for the nine months ended September 30, 2024. This increase was primarily attributable to increases in employee compensation and related expenses including share-based compensation and benefits, and in occupancy and depreciation costs of $15.8 million and $1.3 million, respectively, partially offset by decreases in other counseling services and support expenses of $1.0 million. The increases in employee compensation including share-based compensation and benefits were primarily due to increased headcount to support our university partners, and their planned increases in enrollment, tenure-based salary adjustments, a significant year over year increase in benefit costs, severance costs of $0.3 million and the increased number of off-campus classroom and laboratory sites open year over year. The increase in occupancy and depreciation is primarily related to higher depreciation expense associated with our continued enhancements to technology infrastructure and internal-use software development. The decrease in other counseling services and support expenses is primarily the result of lower travel costs to service our 20 university partners. Our counseling services and support expenses as a percentage of revenue decreased 0.3% to 31.9% for the nine months ended September 30, 2025, from 32.2% for the nine months ended September 30, 2024 primarily due to our ability to leverage our counseling services and support expenses across an increasing revenue base. We anticipate that counseling services and support expense will increase in the future as we continue to invest to meet our partners’ needs and these costs as a percentage of revenue could increase in the future.

Marketing and communication. Our marketing and communication expenses for the nine months ended September 30, 2025 were $175.5 million, an increase of $12.7 million, or 7.8%, as compared to marketing and communication expenses of $162.8 million for the nine months ended September 30, 2024. This increase was primarily attributable to the increased cost to market our university partners’ programs and to the marketing of new university partners and new locations which resulted in increased advertising of $11.3 million, increased employee compensation, including share-based compensation and benefits of $1.3 million and increased occupancy and depreciation costs of $0.1 million. Our marketing and communication expenses as a percentage of revenue stayed flat at 22.0% for both the nine months ended September 30, 2025 and 2024. We anticipate that marketing and communication expenses will increase in the future as we continue to invest to meet our partners’ needs and these costs as percentage of revenue could increase in the future.

General and administrative. Our general and administrative expenses for the nine months ended September 30, 2025 were $36.9 million, an increase of $1.2 million, or 3.3%, as compared to general and administrative expenses of $35.7 million for the nine months ended September 30, 2024. This increase was primarily attributable to an increase in professional fees, including legal costs of $1.3 million, an increase in other general and administrative costs of $1.0 million and an increase in occupancy and depreciation expense of $0.1 million. These increases were partially offset by a decrease in employee compensation, including share-based compensation of $1.2 million, which is primarily due to $1.1 million in severance costs recorded in the second quarter of 2024 related to an executive officer that resigned effective June 30, 2024. The increases in professional fees was primarily due to higher legal costs between years. The increase in other general and administrative costs was due to higher contributions in lieu of state income taxes from $4.5 million in the first nine months of 2024 to $5.0 million in the first nine months of 2025 and higher charitable contributions. Our general and administrative expenses as a percentage of revenue decreased by 0.2% to 4.6% for the nine months ended September 30, 2025, from 4.8% for the nine months ended September 30, 2024 primarily due to our ability to leverage our general and administrative expenses across an increasing revenue base. We anticipate that general and administrative expenses will increase in the future and these costs as a percentage of revenue could increase in the future.

Reserve for litigation settlement. A reserve for litigation settlement of $35.0 million was recorded in the nine months ended September 30, 2025 related to the settlement of the qui tam lawsuit. See Note 8 – Commitments and Contingencies, in Notes to Consolidated Financial Statements for further discussion.

Lease termination, impairment and other. We incurred $2.4 million in lease termination and impairment charges in the nine months ended September 30, 2025 related to leases. In the third quarter of 2025, we agreed to pay $1.3 million for our Indiana office space to early terminate our lease effective in June 2027. We also entered into a sublease of that space for the period from January 2026 to June 2027 and entered into a new lease for a much smaller space effective January 2026. Additionally, an impairment was recorded in the amount of $1.1 million in the nine months ended September 30, 2025 for the two off-campus classroom and laboratory sites that were closed during the quarter.

Amortization of intangible assets. Amortization of intangible assets for the nine months ended September 30, 2025 and 2024 were $6.3 million for both periods. As a result of the Orbis Education acquisition in 2019, certain identifiable intangible assets were created (primarily customer relationships) that will be amortized over their expected lives.

Investment interest and other. Investment interest and other for the nine months ended September 30, 2025 was $10.2 million, a decrease of $1.8 million, as compared to $12.0 million for the nine months ended September 30, 2024 due to slightly lower returns on our investment balances and the recognition of a loss on an equity investment in the second quarter of 2025 of $0.5 million.

Income tax expense. Income tax expense for the nine months ended September 30, 2025 was $38.6 million, a decrease of $4.4 million, or 10.2%, as compared to income tax expense of $43.0 million for the nine months ended September 30, 2024. This decrease is primarily due to the decrease in our income before taxes between years. Our effective tax rate was 23.0% during the nine months ended September 30, 2025 compared to 23.0% during the nine months ended September 30, 2024. The effective tax rate was favorably impacted year over year primarily due to an increase in excess tax benefits of $2.7 million as compared to $1.5 million in the nine months ended September 30, 2025 and 2024, respectively. The inclusion of excess tax benefits and deficiencies as a component of our income tax expense increases the volatility within our provision for income taxes as the amount of excess tax benefits or deficiencies from share-based compensation awards are dependent on our stock price at the date the restricted stock awards vest. Our restricted stock awards vest in March each year so any benefit or expense will primarily impact the first quarter each year. The effective tax rate was also favorably impacted by an increase in contributions made in lieu of state income taxes to $5.0 million as compared to $4.5 million in the prior year. These increases were offset by a higher effective tax rate due to the tax treatment of the litigation settlement recorded in the third quarter and changes in state income taxes.

Net income. Our net income for the nine months ended September 30, 2025 was $129.4 million, a decrease of $15.0 million, or 10.3% as compared to $144.4 million for the nine months ended September 30, 2024, due to the factors discussed above.

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

Liquidity and Capital Resources

	As of September 30,	As of December 31,
(In thousands)	2025	2024
Cash, cash equivalents and investments	$276,975	$324,623

Overview

Our liquidity position, as measured by cash and cash equivalents and investments decreased by $47.6 million between December 31, 2024 and September 30, 2025, which was largely attributable to cash expended for investing activities, capital expenditures and share repurchases exceeding our cash provided by operations during the nine months ended September 30, 2025.

Based on our current level of operations and anticipated growth, we believe that our cash flow from operations and other sources of liquidity, including cash and cash equivalents and investments, will provide adequate funds for ongoing operations, planned capital expenditures, and working capital requirements for at least the next 24 months.

Cash Flows from Operating Activities

	Nine Months Ended September 30,
(In thousands)	2025	2024
Net cash provided by operating activities	$143,006	$154,141

The decrease in cash generated from operating activities between the nine months ended September 30, 2024 and the nine months ended September 30, 2025 was primarily due to changes in working capital balances partially offset by increased net income when adding back the reserve for litigation settlement. Accounts payable increased by $10.7 million between December 31, 2023 and September 30, 2024 compared to the decrease of $8.5 million between December 31, 2024 and September 30, 2025, a decline year over year in cash provided by operating activities of $19.2 million due to timing of vendor payments. Income tax receivable/payable amounts decreased by $10.6 million between December 31, 2023 and September 30, 2024 compared to the decrease of $30.6 million between December 31, 2024 and September 30, 2025, a $20.0 million decrease year over year in cash provided by operating activities due to timing of income tax payments. The decrease in the income tax payable relates to third quarter transactions that reduced pre-tax book income and accelerated certain tax deductions, primarily the reserve for the Qui Tam settlement and the passage of the One Big Beautiful Bill Act on July 4, 2025. We define working capital as the assets and liabilities, other than cash, generated through the Company’s primary operating activities. Changes in these balances are included in the changes in assets and liabilities presented in the consolidated statement of cash flows.

Cash Flows from Investing Activities

	Nine Months Ended September 30,
(In thousands)	2025	2024
Net cash (used in) provided by investing activities	$(205,615)	$71,297

Investing activities consumed $205.6 million of cash in the nine months ended September 30, 2025 compared to providing $71.3 million of cash in the nine months ended September 30, 2024.

Cash used in investing activities includes investment activity and the change between years in net investing activities is primarily due to investment activity. In the nine months ended September 30, 2025, the purchase of available-for-sale securities, net of proceeds from the sale of investments were $177.8 million. In the nine months ended September 30, 2024, proceeds from the sale of investments, net of purchases of available-for-sale securities were $99.0 million.

In the first nine months of 2025 and 2024 cash used in investing activities also included capital expenditures totaling $27.2 million and $27.5 million, respectively. Capital expenditures for both periods primarily consisted of leasehold improvements and equipment for new off-campus classroom and laboratory sites, as well as purchases of computer equipment, internal use software projects and furniture and equipment to support our increasing employee headcount. The Company incurs upfront expenses and capital expenditures prior to an off-campus classroom and laboratory site being opened. The Company intends to continue to spend approximately $30.0 million to $40.0 million per year for capital expenditures.

Cash Flows from Financing Activities

	Nine Months Ended September 30,
(In thousands)	2025	2024
Net cash used in financing activities	$(164,730)	$(108,329)

Financing activities consumed $164.7 million of cash in the nine months ended September 30, 2025 compared to $108.3 million in the nine months ended September 30, 2024.

During the nine months ended September 30, 2025 and 2024, $155.2 million and $100.5 million, respectively was used to purchase treasury stock in accordance with GCE’s share repurchase program. In 2025 and 2024, $9.5 million and $7.8 million, respectively, of cash was utilized to purchase common shares withheld in lieu of income taxes resulting from the vesting of restricted share awards. The Company intends to continue using a significant portion of its cash flows from operations to repurchase its shares.

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

We repurchased 874,066 shares of common stock in the nine months ended September 30, 2025. At September 30, 2025, there remains $144.4 million available under our share repurchase authorization.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have had or are reasonably likely to have a material current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources.

Item 3.   Quantitative and Qualitative Disclosures About Market Risk

Market risk. As of September 30, 2025, we have no derivative financial instruments or derivative commodity instruments. We invest cash in excess of current operating requirements in money market instruments and commercial paper at multiple financial institutions.

Interest rate risk. We manage interest rate risk by investing excess funds in cash equivalents, BBB or higher rated corporate bonds, commercial paper, agency bonds, treasury bills, municipal securities, asset backed securities, municipal bonds, and collateralized mortgage obligations bearing variable interest rates, which are tied to various market indices or individual bond coupon rates. Our future investment income may fall short of expectations due to changes in interest rates or we may suffer losses in principal if we are forced to sell securities before their maturity date that have declined in market value due to changes in interest rates. At September 30, 2025, a 10% increase or decrease in interest rates would not have a material impact on our future earnings, fair values, or cash flows.

Item 4.   Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective, as of September 30, 2025, in ensuring that material information relating to us required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in reports it files or submits under the Exchange Act is accumulated and communicated to management, including its principal executive officer or officers and principal financial officer or officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

During the nine months ended September 30, 2025, 874,066 shares of common stock were repurchased by the Company. At September 30, 2025, there remains $144.4 million available under our share repurchase authorization.

The following table sets forth our share repurchases of common stock and our share repurchases in lieu of taxes, which are not included in the repurchase plan totals as they were approved in conjunction with the restricted share awards, during each period in the third quarter of fiscal 2025:

			Total Number of	Maximum Dollar
			Shares Purchased as	Value of Shares
		Average	Part of Publicly	That May Yet Be
	Total Number of	Price Paid	Announced	Purchased Under
Period	Shares Purchased	Per Share	Program	the Program
Share Repurchases
July 1, 2025 – July 31, 2025	134,887	$172.35	134,887	$160,600,000
August 1, 2025 – August 31, 2025	58,125	$184.91	58,125	$149,900,000
September 1, 2025 – September 30, 2025	26,357	$208.60	26,357	$144,400,000
Total	219,369	$180.03	219,369	$144,400,000
Tax Withholdings
July 1, 2025 – July 31, 2025	—	$—	—	$—
August 1, 2025 – August 31, 2025	—	$—	—	$—
September 1, 2025 – September 30, 2025	—	$—	—	$—
Total	—	$—	—	$—

Item 3.   Defaults Upon Senior Securities

None.

Item 4.   Mine Safety Disclosures

None.

Item 5.   Other Information

During the three months ended September 30, 2025, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

101

The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2025, formatted in Inline XBRL: (i) Consolidated Income Statements, (ii) Consolidated Statements of Comprehensive Income, (iii) Consolidated Balance Sheets, (iv) Consolidated Statements of Stockholders’ Equity, (v) Consolidated Statements of Cash Flows, and (vi) Notes to Consolidated Financial Statements tagged as blocks of text and including detailed tags.

Filed herewith.

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2025, formatted in Inline XBRL (included as Exhibit 101).	Filed herewith.

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

GRAND CANYON EDUCATION, INC.

Date: November 5, 2025	By:	/s/ Daniel E. Bachus
Daniel E. Bachus
Chief Financial Officer
(Principal Financial Officer)