Form 10-K
period 2025-12-31
Grand Canyon Education, Inc.
filed 2026-02-18
CIK 1434588

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2025

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

The total number of shares of common stock outstanding as of February 13, 2026 was 27,143,454.

As of June 30, 2025, the last business day of the registrant’s most recently completed second fiscal quarter, the registrant’s common stock was listed on the NASDAQ Global Market. As of June 30, 2025, the aggregate market value of the registrant’s common stock held by non-affiliates was approximately $5.2 billion.

DOCUMENTS INCORPORATED BY REFERENCE

Certain portions of the registrant’s Definitive Proxy Statement for its 2026 Annual Meeting of Stockholders (which is expected to be filed with the Commission within 120 days after the end of the registrant’s 2025 fiscal year) are incorporated by reference into Part III of this Report.

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

Part I

Item 1.    Business

Overview

Grand Canyon Education, Inc., a Delaware corporation (“GCE” or the “Company”) is a publicly traded education services company dedicated to serving colleges and universities. GCE has developed significant technological solutions, infrastructure and operational processes to provide services to these institutions on a large scale. GCE’s most significant university partner is Grand Canyon University (“GCU”), an Arizona non-profit corporation that operates a comprehensive regionally accredited university that offers graduate and undergraduate degree programs, emphases and certificates across ten colleges both online and on ground at its campus in Phoenix, Arizona and at eleven off-campus classroom and laboratory sites. As of December 31, 2025, GCE provided education services and support to over 136,200 students with more than 131,800 students enrolled in GCU’s programs, emphases and certificates.

We also provide education services to numerous university partners across the United States. In the healthcare field, we work in partnership with universities and healthcare networks across the country, offering healthcare-related academic programs at off-campus classroom and laboratory sites located near healthcare providers and developing high-quality, career-ready graduates who enter the workforce ready to meet the demands of the healthcare industry. In addition, we have provided certain services to a university partner to assist them in expanding their online graduate programs. As of December 31, 2025, GCE provides education services to 20 university partners across the United States.

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

Our Business

GCE is an education services company with 20 university partners as of December 31, 2025. We have invested more than $350.0 million in the last 17 years in technology which includes the cost to develop systems that automate key processes and enable us to scale these processes to hundreds of thousands of students. GCE is capable of supporting not just core academic functions, technology and marketing but many additional key processes that surround those functions, such as faculty recruiting and training, admissions, financial aid, accounting, and technical support. We provide these services to our university partners pursuant to master services agreements that define the scope of our engagement, the types of services provided and other key terms of the engagement. Our investments also include the cost to build our off-site classroom and laboratory sites (including the specialized equipment) that are used by our university partners to educate healthcare students.

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

Technology Services may include the following:

●	Learning Management System (“LMS”) - GCE designed and offers to its university partners its own proprietary LMS, called Halo. All of GCU’s students, online and ground use this LMS. The basic functionality includes an interactive course syllabus, discussion questions and forums, instruction interaction, class quizzes, group assignments, written assignment submission and rubrics, grading, participation, attendance and integration with our student information system. The functions in Halo have been reimagined to work more intuitively with new user interface design and more seamless ways of accomplishing the same tasks. Halo was designed as a “cloud native” application taking advantage of all the performance and reliability features of the cloud. Halo supports small classes that are instructor led, highly interactive and collaborative. Rich content that originates from a myriad of sources, including direct advisement from industry, is coupled with a robust discussion environment. Students most often respond to the content and discussion through written work. The writing assignments are designed to promote critical thinking which is often connected to solving real world problems. This platform can easily and reliably scale as student populations increase. The platform provides in-depth analytics that allow us to closely monitor student success and the quality of instructional resources. GCE also designed its previous learning management system, LoudCloud which GCU used prior to Halo.
●	Artificial Intelligence (“AI”) – GCE has developed a suite of AI tools, including its proprietary Mosaic platform, which provides centralized, secure, and permission-based access for students, faculty, and staff. These solutions aim to improve operational efficiency, enhance academic support, and include training resources to advance AI literacy.
●	Internal administration - We utilize a commercial customer relations management development platform to distribute, manage, track, and report on all interactions with prospective student leads as well as all active and inactive students. This software is scalable to capacity levels well in excess of current requirements. We also utilize a commercial software package to track Title IV funds, student records, grades, accounts receivable, accounts payable and general ledger. We have done significant internal software development around these systems to increase the productivity of our employees and provide students an exceptional educational experience.
●	Infrastructure - We operate two data centers, one at GCU’s campus and one at another Phoenix-area location. Our infrastructure supports IT for GCE and we can provide it for our customers. All of our servers are networked, and we have redundant data backup. We manage our technology environment internally. Our wide area network is fully redundant to ensure maximum uptime, bandwidth capacity and network performance. Student access is load balanced for optimal performance. Real-time monitoring provides current system status across network, server, and storage components. We provide cybersecurity services, support and incident response for all infrastructure and software that we utilize.
●	Support - We provide 18/7 technical support for students and faculty. There are two systems utilized by GCE to provide these services.

Academic Services may include the following:

●	Program and Curriculum – GCE has a curriculum content department that provides design and conversion services to our university partners. In collaboration with our university partners, we assist with the program and course design by providing curricular assistance and recommendations with respect to content and techniques that make use of the available technologies and methods embodied in the learning management system. GCE developed a proprietary system to support these services.
●	Faculty and Related Training and Development – GCE provides faculty support including recruitment, training and oversight services to its university partners. Under the direction of our university partners and their academic leadership, we recruit and screen candidates, and schedule faculty based on university partner-created requirements. We evaluate all faculty according to university partner standards and provide evaluation results, if requested. Many of the health sciences specific faculty development resources are accredited by the International Association for Continuing Education and Training and the American Nurses Credentialing Center allowing faculty to earn continuing education credits.

●	Class Scheduling – GCE has a class scheduling department and has developed a proprietary system to provide these services to our university partners. Our scheduling software provides students the ability to set their class schedule and flexibility to make changes and create opportunities to complete courses in a myriad of online or onsite options. We optimize class size prior to course starts based on university partner standards, in order to maximize class resources and faculty utilization.
●	Skills and Simulation Lab Sites – GCE secures, develops and finances off-campus classroom and laboratory sites for use in various programs offered by our university partners, including the accelerated Bachelor of Science in Nursing (ABSN). Off-campus classroom and laboratory sites are branded for specific university partners and all classrooms, faculty, counselors, staff and specialized equipment are centralized and made accessible to every university partner student. The laboratories contain the latest in skills and simulation learning technology; including computer-based scenarios, hands-on work with physical simulators and internally developed Mixed Reality with state-of-the-art technology, which help students gain unique experiences in an alternative clinical setting.

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

Marketing and Communication

We provide comprehensive marketing and communication services that support student acquisition, engagement, and brand growth. These services include lead acquisition, lifecycle-based digital communication strategies, brand and creative development, media planning and optimization, video production, business intelligence, market research, and other promotional and communication services.

GCE’s marketing leadership team approaches the marketplace with a data-driven, integrated marketing strategy that incorporates advanced analytics, AI, and emerging technologies, while leveraging GCE’s scale, institutional knowledge, and media buying power. This methodology combines proven traditional and digital solutions with continuously evolving technologies and privacy-conscious practices, developed in close collaboration with our university partners to support sustainable growth and long-term brand equity.

Marketing and Communication services may include the following:

●	Lead Acquisition – GCE’s marketing team employs specialists across a broad range of digital marketing channels, supported by advanced analytics and AI-enabled optimization tools. These channels include search engine optimization, paid search, social and programmatic media, organic content, and strategically designed acquisition funnels across desktop and mobile platforms. Search engine optimization efforts increasingly incorporate optimization for emerging search and discovery experiences, including generative and answer-based search environments, by aligning structured content, authoritative signals, and user-intent–focused information with evolving search technologies. Campaigns are continuously optimized using performance data, audience modeling, and attribution insights to improve efficiency and lead quality.
●	Digital Communications Strategy – GCE’s subject matter experts design and execute lifecycle-based communication strategies that support prospective students, active students, and alumni. These strategies leverage integrated marketing automation platforms, email, SMS text messaging, in-app and web personalization, and social media. AI-assisted segmentation, content testing, and timing optimization are used to enhance relevance, engagement, and responsiveness across the student lifecycle.
●	Brand Identity and Creative Strategy – GCE’s creative and brand teams develop and steward strong, differentiated brands through data-informed storytelling and creative excellence. Capabilities include brand positioning, visual identity systems, campaign and content development, logo and tagline creation, custom music and sonic branding, and multi-channel creative execution. Insights from consumer research, performance analytics, and AI-assisted creative testing are used to refine messaging and improve brand effectiveness.
●	Media Planning and Strategy – GCE provides full-service media planning, buying, and optimization across traditional and digital platforms. Media strategies are designed to efficiently reach and engage target audiences while adapting to changes in consumer behavior and media consumption. Advanced measurement frameworks, audience modeling, and AI-supported optimization are used to improve performance, manage spend, and drive measurable outcomes.
●	Video and Content Production – GCE’s in-house video and content teams produce high-quality, scalable content across a wide variety of marketing channels. Capabilities include broadcast-quality commercials, explainer and instructional videos, short- and long-form documentaries, original programming, animation, motion graphics, and modular video content designed for social and digital platforms. Production is enhanced through standardized workflows, emerging production technologies, and preferred external partners to support scalability and efficiency.
●	Business Intelligence, Analytics, and Data Science – GCE employs teams of analytics and data science professionals who apply descriptive, predictive, and prescriptive analytics to support strategic and operational decision-making. Capabilities include performance measurement, forecasting, audience modeling, attribution, data visualization, and AI-assisted analysis. These insights support marketing optimization, enrollment strategies, and broader business initiatives in a privacy-aware and compliant manner.
●	Market Research and Insights – GCE’s market research professionals analyze market, population, workforce, and employment data across geographic regions to inform decisions related to new sites, partnerships, program offerings, and marketing strategies. Research methodologies incorporate both traditional and advanced analytical techniques to provide data-driven recommendations that align educational offerings with market demand and workforce needs.

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

Focus on Education and Human Capital Development

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

Employee Tuition Benefit – GCE promotes the concept of lifelong learning and supports this concept by offering its employees a generous Tuition Benefit program through its university partner, GCU. After 3 months of continuous service, fulltime employees admitted to GCU receive a 100% tuition reduction on undergraduate and graduate programs. Additionally, the tuition benefit is available for an eligible employee’s spouse or up to two children with no more than two participants receiving the benefits at any one time. An eligible employee’s spouse or child admitted to GCU receives a 100% tuition reduction on undergraduate programs and a 50% tuition reduction on graduate programs.

Monitoring employee engagement and satisfaction – GCE periodically administers a survey of all of its employees to assess employee engagement and satisfaction. GCE received responses from 1,330 employees on the 2024 survey. The survey asked a number of questions regarding employee engagement and satisfaction including whether they are actively engaged with their work, whether they have a sense of pride in what they do and whether they enjoy the type of work assigned to them. The responses to each question were overwhelmingly positive. To the prompt, “I plan to continue my career at GCE for at least two more years”; “I would recommend employment at GCE to a friend”; “I am actively engaged with my work at GCE”; and “Overall I am satisfied with GCE as an employer,” less than 12% of the responders disagreed with any of these statements. This survey also inquired about the importance of Environmental, Social and Governance topics that employees felt are important to GCE’s business performance and financial success both internal and external impacts. Highlights from the survey by employees and the percentage of the responders that selected that topic were Employee Health and Wellbeing (59%), Professional Integrity (47%), Human Capital Management (41%), Community Engagement (36%) and Workforce Diversity and Engagement (20%). 92% of those that responded to the survey confirmed GCE enables a culture of diversity.

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

Community Involvement by GCE and its Employees. Examples of activities in which we and our employees participate include:

●	Improving Our Neighborhood and Increased Home Values - Together with Habitat for Humanity and in concert with our largest university partner, we are participating in the largest home renovation project in the country in the West Phoenix area surrounding GCU’s campus. As of December 31, 2025, 1,535 projects have been completed in which 39,155 hours have been logged by volunteers. These efforts, combined with GCE and GCU’s expanded presence in the community, have contributed to a significant increase in home values since 2011 in the 85017 zip code.
●	Furthering Job Creation - We, along with GCU have launched a number of new business enterprises that have reduced costs, provided management opportunities for recent graduates and employment opportunities for students and neighborhood residents, while spurring economic growth in the area.

GCE also invests in the following activities that benefit the community.

●	Funding of Student Tuition Organizations - GCE contributes to private school tuition organizations, which are entities that allocate financial contributions toward tuition assistance and scholarships for disadvantaged students to attend Arizona private schools. In 2025 and 2024, we contributed $5.0 million and $4.5 million, respectively, to these organizations.
●	Encouraging Employee Giving - We participate in Donate to Elevate, a program that encourages employees to participate in the Arizona individual tax credit program, which allows individual taxpayers to contribute money in lieu of state income tax payments to benefit private schools and other non-profit entities in Arizona, as well as local public schools and public charter schools. Employees are encouraged to designate tax dollars to the school or program of their choice.
●	Sponsoring K-12 Educational Development - GCE supports GCU’s K-12 Educational Development Department through sponsorship of GCU’s Canyon Professional Development and K-12 Targeted School Assistance programs. Canyon Professional Development offers professional development opportunities for educators and administrators, and their student/parent engagement programs aim to help students become college ready. K-12 Targeted School Assistance programs also offer tutoring and mentorship and more to community schools to improve learning environments and outcomes. Both initiatives elevate public, private, charter and home schools in the form of scholarships, program discounts, professional development, events, and more.
●	Continuing Community Involvement - GCE and our employees partner in countless other community events and projects throughout the year. We offer our full-time employees a maximum of 16 hours of PTO annually for community service. This time is used to volunteer at an approved charitable organization. Over 40 organizations are approved for employee volunteerism, including Habitat for Humanity.

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

Our off-campus classroom and laboratory sites are all designed with the same efficient footprint in the 47 sites opened as of December 31, 2025.

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

Corporate Governance

We believe that effective corporate governance is critical to our ability to create long term value for our stockholders. The following highlights certain key aspects of our corporate governance framework:

●	We Have an Independent Board - Five of our six directors are independent.
●	We Have Majority Voting for Directors - We have adopted majority voting for directors pursuant to which nominees who fail to achieve an affirmative majority of votes cast must submit their resignation.
●	We Hold Annual Elections for Directors - We do not have a staggered board.
●	We Assess Board Performance - We conduct regular evaluations of our Board of Directors and Committees.
●	Our Independent Directors Meet Without Management - Our independent directors meet regularly in executive sessions without management present.
●	We Have a Stock Ownership Policy - We require both our named executive officers and our directors to maintain a meaningful ownership stake at levels specified in our stock ownership policy.
●	Our Key Committees are Independent - We have fully independent Audit, Compensation and Nominating and Corporate Governance Committees.
●	We Do Not Have a “Poison Pill” - We do not maintain a stockholder rights plan.

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

ED has also indicated that it may continue to evaluate the scope of activities treated as third-party servicer functions through future rulemaking or guidance, and additional changes to the definition of, or requirements applicable to, third-party servicers remain possible.

We are also subject to a number of data security and privacy regulations given our role as a third-party service provider, the compliance with which can materially impact our business model, including through future guidance, enforcement activity, or regulatory action applicable to institutions and their third-party service providers. In addition, as more fully described below, we are subject to some of the regulations imposed on our university partners by virtue of the nature of the services we provide.

The HEA and the regulations promulgated thereunder are frequently revised, repealed or expanded and the scope of services covered by regulations may evolve and change over time. Congress historically has reauthorized and amended the HEA in regular intervals, approximately every five to seven years. Congress periodically considers reauthorization of the HEA, although the timing and scope of any such reauthorization remain uncertain. The re-authorization of the HEA could alter the regulatory landscape of the higher education industry, and thereby impact the manner in which we conduct business and serve our university partners. In addition, ED is independently conducting an ongoing series of rulemakings intended to assure the integrity of the Title IV programs. ED also frequently issues formal and informal guidance instructing institutions of higher education and other covered entities how to comply with various federal laws and regulations. For example, in February 2023, ED released DCL 23-03, a guidance document expanding the definition of what activities are considered as third-party servicer activities. After substantial community outreach to ED, and a number of notices that the guidance would be delayed, on November 14, 2024, ED formally rescinded DCL 23-03.  Previously issued guidance on this topic (Dear Colleague Letters GEN 12-08, GEN 15-01, GEN 16-15 (as modified by the March 8, 2017 electronic announcement), and GEN-23-08) remains in effect.

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

REGULATION OF OUR UNIVERSITY PARTNERS

Institutions of higher education in America are subject to extensive regulation by state post-secondary, licensure and certification agencies, accrediting commissions, and the federal government through ED under the HEA, as well as (depending upon the applicable activity being regulated) other federal agencies and departments including the U.S. Department of Veterans Affairs, the FTC, the IRS, and for institutions who issue bonds, the SEC. The regulations, standards, and policies of these agencies cover the vast majority of operations of colleges and universities, including educational programs, facilities, instructional and administrative staff, administrative procedures, marketing, recruiting, financing and financial operations, athletics and financial condition.

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

State regulatory requirements for online education have historically varied among the states. To address this issue and to meet ED requirements many schools have applied and been approved to be institutional participants in the

State Authorization Reciprocity Agreement (“SARA”). SARA is an agreement among member states, districts and territories that establishes comparable national standards for interstate offering of post-secondary distance education courses and programs. It is intended to make it easier for students to take online courses offered by post-secondary institutions based in another state. SARA is overseen by a national council (NC-SARA) and administered by four regional education compacts. GCU, for example, is a member of SARA in Arizona (AZ-SARA), which is administered by the Western Interstate Commission for Higher Education (referred to as W-SARA). There is a yearly renewal for participating in NC-SARA and AZ-SARA and institutions must agree to meet certain requirements to participate. As of December 31, 2025, all states other than California are members of SARA.

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

In recent years, ED has indicated an increased focus on accreditor accountability and oversight, which could result in changes to accrediting standards, review practices, or recognition requirements applicable to our university partners.

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

Additionally, ED’s final regulations addressing, among other things, financial responsibility, administrative capability, certification procedures, and Ability-to-Benefit became effective on July 1, 2024. These regulations expand the circumstances under which ED may require financial protection, impose additional and more prescriptive administrative capability standards, and provide ED with broader authority to impose conditions during initial or continuing certification. These changes increase compliance obligations for institutions participating in Title IV programs and may affect our business to the extent that we support functions implicated by these enhanced regulatory expectations.

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

One Big Beautiful Bill Act

On July 4, 2025, President Trump signed the One Big Beautiful Bill Act (OBBBA), which includes, among other things, amendments to portions of the Higher Education Act of 1965. Various portions of the bill have already gone through negotiated rulemaking (discussed later), and it is impossible to predict the outcome of those negotiations or the rulemaking process. OBBBA makes a variety of changes to federal student aid programs, including loan limits, accountability measures for programs based on low earning outcomes, loan repayment, Pell Grant eligibility, and regulatory changes.

OBBBA sets, effective July 2026, new annual and aggregate loan limits for graduate and professional students, with some limited grandfathering for current graduate and professional student borrowers. For graduate students who are not and have not been professional students, the new aggregate graduate loan limit is $100,000, irrespective of any undergraduate borrowing. With respect to graduate students who are or have been professional students, the aggregate graduate loan limit is $200,000 minus the amounts borrowed for the professional degree program. OBBBA also created a lifetime maximum aggregate amount for Title IV loans that a student may borrow of $257,500 (other than a loan made to the student as a parent borrower on behalf of a dependent student). OBBBA provides institutions the opportunity to limit the amount of loans a student may borrow in an academic year as long as any such limit is applied consistently to all students enrolled in such program of study. Additionally, OBBBA requires that the amount of loan funds available under a student’s annual loan eligibility must be reduced in direct proportion to the degree to which that student is not enrolled on a full-time basis during an academic year; ED plans to release a schedule of reductions for public comment later this year, which institutions will be required to use for students who enrolled less than full-time for academic years 2026-27 and beyond.

OBBBA creates the “Do No Harm” accountability framework, effective July 2026, that institutions must satisfy at the program level in order for students to continue to receive Federal Direct Loans for such programs. OBBBA requires that an undergraduate program become ineligible for Federal Direct Loans if, in two out of three consecutive years, the median earnings of a cohort of program completers are less than the median earnings of working adults aged 25-34 with only a high school diploma, either in the state where the institution is located or, if fewer than 50% of students at the institution reside in the institution’s state, the national average. OBBBA requires that a graduate or professional program become ineligible for Federal Direct Loans if, in two out of three consecutive years, the median earnings of a cohort of program completers are less than the median earnings of working adults aged 25–34 with only a bachelor’s degree. Comparator median earnings for graduate or professional programs will be calculated based on Bureau of the Census data for working adults aged 25-34 with only a bachelor’s degree, and will be the lesser of: (i) working adults in the same field of study in the state where the institution is located, (ii) working adults in the same field of study in the United States, or (iii) all working adults in the state where the institution is located. If fewer than 50% of students at the institution reside in the institution’s state, then the median earnings will be calculated based on the lesser of the national average for (i) all working adults or (ii) working adults in the same field of study. Both the undergraduate and graduate/professional accountability provisions apply to the cohort of students who completed the program four years prior, are working, are not enrolled at any institution, and who received Federal Direct Loan funds for enrollment in the program. If a cohort is less than 30 students, the Secretary of Education may aggregate additional years of programmatic data. If a program fails the earnings test for one year, institutions must notify students that the program is at risk of losing Federal Direct Loan eligibility. OBBBA requires that an institutional appeals process be established by the Secretary of Education, and a program’s Federal Direct Loan eligibility will continue during such appeal. Programs that lose eligibility under the accountability framework may reapply for eligibility after two years, consistent with requirements that will be established by the Secretary of Education. Based on data provided by the ED for students that graduated in 2015-2016, all of the programs that we provide services to our university partners passed this metric except GCU’s Masters in Mental and Social Health programs. GCU is currently analyzing the data related to these programs and it appears most universities that provide these programs online to working adult students fail this metric. This is a brief summary of the rule and does not cover all elements of the proposed rule.

Among other things related to loan repayment plans, OBBBA requires that for new loans issued on or after July 2026, borrowers choose between two plans: a Standard Repayment Plan (with fixed monthly payments and fixed terms ranging from 10-25 years) or a new Income-Based Repayment Assistance Plan (RAP). Current borrowers repaying loans under existing repayment options may, depending on the loan repayment type: (i) continue to repay under the selected plan or choose a new plan within a prescribed period; or (ii) be required to select from a limited set of plans as of a date certain. For example, borrowers currently on an Income-Contingent Repayment (ICR) plan must transition to a different plan by July 1, 2028. OBBBA also eliminates unemployment and economic hardship deferments for loans issued on or after July 1, 2027, and reduces the permitted forbearance period to 9 months per 24-month period. Additionally, borrowers will be permitted to rehabilitate defaulted loans twice beginning July 2027, rather than only once under the current rule.

Effective July 1, 2026, students with a Student Aid Index that equals or exceeds twice the maximum Pell Grant amount will be ineligible for Pell Grants. A student will also be ineligible for a Federal Pell Grant during any period for which the student receives grant aid from a non-federal source (including states, institutional aid, or private sources) in an amount that equals or exceeds the student’s cost of attendance. Additionally, OBBBA creates Workforce Pell Grants effective July 2026 for students enrolled in eligible workforce programs. Eligible workforce programs must meet a specific definition, including that they are accredited, short-term, career-focused programs (150 to 600 clock hours of instruction over 8 to 15 weeks), which prepare students to pursue one or more certificate or degree programs. In addition, they must be approved by the state governor, aligned with high-demand, high-skill or high-wage jobs, have at least 70% completion and job placement rates, and tuition must be less than the value-added earnings of graduates who received the Workforce Pell Grant. Workforce Pell Grants may not be combined with a regular Pell grant.

OBBBA amends the Higher Education Act to delay the effective date of the 2022 borrower defense to repayment rules, including the closed school discharge provisions, until July 1, 2035. The 2019 version of those rules, which took effect July 1, 2020, is instead reinstated.

Both negotiated rulemaking committees empaneled by ED to meet to consider regulations to implement provisions of OBBBA and related Trump administration priorities, have concluded work. The Company is unable to predict the outcomes of those processes or what guidance ED may issue regarding how schools are to implement the legislation.

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

Based on the data derived from the audited financial statements of GCU as of each of June 30, 2025 and 2024, GCU’s composite score was 1.9 and 1.9, respectively, using the proprietary school calculation methodology. If GCU’s future composite scores do not exceed 1.5, ED could impose sanctions. If any such sanctions were imposed, it could have a negative impact on our ability to conduct our business.

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

Additionally, in January 2025, ED published new regulations, that became effective on July 1, 2026, related to a number of areas, including those concerning return to Title IV. The January 2025 final regulations include additional provisions that address, among other things, the determination and documentation of a student’s withdrawal date and related administrative and reporting requirements, including in certain modular and distance education contexts. These provisions may increase the administrative burden on institutions and heighten the risk of compliance findings. To the extent that we assist our university partners with return to Title IV processes, these changes may also increase our operational and compliance responsibilities.

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

ED has issued updated interpretations regarding the classification of certain revenue for purposes of the 90/10 calculation, which may affect how proprietary institutions assess compliance with this requirement. Additionally, legislation has been introduced in both chambers of Congress that seeks to further modify the 90/10 Rule, including proposals to change the ratio requirement to 85/15 (federal to nonfederal revenue), or to eliminate the 90/10 Rule. We cannot predict whether or how legislative or regulatory changes will affect the 90/10 Rule.

On December 15, 2025, ED formally recognized GCU as a non-profit institution for purposes of its participation in Title IV programs. As a result, the 90/10 Rule no longer applies to GCU. However, we continue to monitor developments relating to the 90/10 Rule because any of our current or future university partners that are classified as proprietary institutions would remain subject to this requirement.

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

Incentive compensation rule. An institution that participates in the Title IV programs may not provide any commission, bonus, or other incentive payment based directly or indirectly on success in securing enrollments or financial aid to any person or entity engaged in any student recruitment, admissions, or financial aid awarding activity. Since we are involved in recruiting and admission activities on behalf of our university partners, under current regulations, we are prohibited from offering our covered employees, who are those employees involved with or responsible for recruiting or admissions activities, any bonus or incentive-based compensation based on the successful recruitment, admission or enrollment of students into a postsecondary institution. We are also precluded from offering our covered employees who work on financial aid matters (if any), any bonus or incentive-based compensation based on the award of financial aid to students enrolled in a postsecondary institution. ED normally does not approve incentive compensation plans but as part of the Qui Tam settlement, they reviewed and approved our compensation plan.

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

In November 2022, the Biden administration promulgated a revised version of the BDR rule, which took effect on July 1, 2023. In August 2023, the U.S. Court of Appeals for the Fifth Circuit issued a nationwide preliminary injunction, enjoining the implementation of the borrower defense and closed school provisions of that rule. While this case is pending, the previous versions of the borrower defense and closed school provisions are in effect. On April 4, 2024, the court issued further instructions to enjoin the rule and postpone the effective date of the regulation pending final judgment in the case. The injunction is effective until there is a final judgment in the case. The Department will not adjudicate any borrower defense applications under the rule subject to the injunction unless and until the injunction is lifted.

As described above, the OBBBA amends the Higher Education Act to delay the effective date of the 2022 borrower defense to repayment rules, including the closed school discharge provisions, until July 1, 2035. The 2019 version of those rules, which took effect July 1, 2020, is instead reinstated.

As of January 2026, the nationwide preliminary injunction appears to remain in effect, and, although ED noted that it would issue new regulations related to BDR to effectuate the requirements of OBBBA, it has not yet published the revised rulemaking. As a result of the August 7, 2023 nationwide injunction of the 2022 BDR regulations, ED announced that while it will not adjudicate any borrower defense applications under the 2022 Borrower Defense to Repayment Regulations unless and until the effective date is reinstated, it will continue to adjudicate applications under a prior version of the rule if required pursuant to a court ordered settlement. Institutions and third-party servicers continue to operate under earlier borrower defense standards, and the resolution of the pending litigation could result in changes to applicable requirements or enforcement approaches.

While the changes in the OBBBA clarify matters until July 1, 2035, litigation related to the various iterations of the BDR regulations, changes to the enforcement of these regulations, and the lack of adjudications in this area have made this area of the law difficult to predict. Nonetheless, if our university partners are determined to have violated this regulation there could be significant sanctions imposed, whether related to the recoupment of any loans extinguished by ED, the imposition of letters of credit, or other sanctions under the financial responsibility or administrative capability regulations (among others). This could put a financial strain on our university partners and negatively affect our business. Also, if we were determined to have been the cause of the meritorious BDTR claim, our partners may have claims against us.

Note, the borrower defense to repayment regulations discussed herein were and are extensive and this does not attempt to discuss all the facets of any of the versions of these regulations. We cannot determine what effect, if any, these regulations may have on our university partners or on us.

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

Then in 2023, ED published new Financial Value Transparency and Gainful Employment (“FVT/GE”) regulations, which became effective July 1, 2024. These regulations establish rules for annually evaluating GCU’s educational programs based on the calculation of debt-to-earnings rates (an annual debt-to-earnings rate and a discretionary debt-to-earnings rate) and a median earnings measure.  ED will calculate these rates and measures under complex regulatory formulas outlined in the regulations and using data such as student debt (including not only Title IV loans but also certain private loans and extensions of credit), student earnings data, and comparative median earnings data for young working adults with only a high school diploma or GED.  If GCU’s programs were to yield debt-to-earnings rates or a median earnings measure that do not comply with regulatory benchmarks for two of three consecutive years, they would lose Title IV eligibility for each of the impacted educational programs.  The regulations will also require institutions to provide warnings to current and prospective students for programs in danger of losing Title IV eligibility (which could deter prospective students from enrolling and current students from continuing their respective programs).  The regulations also include provisions for providing certifications and reporting data to ED and providing required student disclosures related to gainful employment. During 2025, ED implemented the initial phases of the FVT/GE regulatory framework, including institutional review and verification of FVT/GE Completers Lists and required program-level data reporting. These implementation activities required institutions to review, verify, and report detailed program-level data and may indirectly influence program eligibility, reporting obligations, and enrollment dynamics at the institutions we serve.

On January 9, 2026, the Accountability in Higher Education and Access through Demand-driven Workforce Pell (AHEAD) Committee empaneled by ED to implement the “Do No Harm” accountability framework in the OBBBA came to consensus on regulatory language that would replace FVT/GE framework with a new earnings premium test. It is unclear when the Notice of Proposed Rulemaking will be published, but if the final rule is published on or before November 1, 2026, the new test will become effective on July 1, 2027 (unless designated for early implementation by ED). Below is a brief summary of the rule and does not cover all elements of the rule. This test would apply to all programs at all schools regardless of tax status. In short, the test would compare a program's graduates' median earnings (4 years after completion) to state/national benchmarks (median earnings of working high school graduates for undergraduate students; bachelor’s graduates for graduate programs) to ensure a positive financial return on investment. Programs failing this test for two out of three years risk losing eligibility for federal loans. Based on data provided by the ED for students that graduated in 2015-2016 all of the programs that we provide services to our university partners passed this metric except, GCU’s Master’s in Mental and Social Health program. GCU is currently analyzing the data related to these programs and it appears most universities that provide these programs online to working adult students fail this metric.

The regulations include measures that will be based in part on data that is not readily accessible to us or our university partners, which makes it difficult for us to predict with certainty how our partners’ educational programs will perform under the new benchmarks and the extent to which certain programs could become ineligible for Title IV loans.  ED released performance data at the time it published the proposed regulations that calculates rates for each school’s programs while acknowledging that the methodology used to produce the calculations differs from the methodology in the proposed regulations due to limitations in data availability.  Because neither we nor our partners have access to all of the data that will ultimately be used to evaluate our partners’ programs, we cannot predict whether, or the extent to which, any program could fail to comply with the new benchmarks.  Moreover, our university partners do not have control over the factors that could impact the rates and measures for their programs which will limit their ability to eliminate or mitigate the impact of the regulations on their educational programs. As such, we cannot at this time determine which programs from our partners are at risk of failing and, consequently, losing eligibility to disburse Title IV loans.

 We have not fully evaluated these proposed regulations and cannot yet determine what effect, if any, these regulations may have on our university partners or on us.

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

ED engaged in two negotiated rulemakings stemming from the OBBBA, both of which reached consensus. The “Reimagining and Improving Student Education” (RISE) Committee implemented the new loan limits imposed by Congress in OBBBA (and discussed earlier). The AHEAD Committee (also discussed earlier) implemented the new accountability framework. We have not fully evaluated these proposed regulations and cannot yet determine what effect, if any, these regulations may have on our university partners or on us.

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

Although we currently provide services to 20 university partners across the United States, GCU is, and will for the foreseeable future remain, our most significant university partner. Accordingly, the risk factors set forth below also include risks attributable to GCU’s operations, which could materially affect us.

Risk Factor Summary

The following is a summary of the material risk factors that could adversely affect our business, financial condition, and operating results:

●	We earn a large percentage of our revenue through our contractual relationship as a service provider to GCU, and a decline in GCU’s enrollment could significantly reduce our revenue and impact our overall financial performance.
●	GCU’s board of trustees and management have fiduciary and other duties that require them to focus on the best interests of GCU and, over time, those interests could diverge from those of GCE.
●	Our Chief Executive Officer’s role as President of GCU may adversely affect his ability to run GCE.
●	If we are determined to have paid improper incentive compensation to our covered employees, or tuition sharing arrangements are deemed to violate the incentive compensation regulations, our business will be impaired.
●	Our success depends, in part, on our ability to recruit new students to enroll with our university partners.
●	A decline in the overall growth of enrollment in post-secondary institutions, or in the number of students seeking degrees online, could cause our university partner institutions to experience lower enrollment, which could negatively impact our future growth.
●	We face competition from established and other emerging companies, which could divert university partners to our competitors, result in pricing pressure and significantly reduce our revenue.
●	We are subject to laws and regulations as a result of our collection and use of personal information, and any violations of such laws or regulations, or any breach, theft, or loss of such information, could adversely affect our reputation and operations.
●	We are required to comply with The Family Educational Rights and Privacy Act, or FERPA, and failure to do so could harm our reputation and negatively affect our business.
●	Capacity constraints, system disruptions, or security breaches in our online computer networks and phone systems could have a material adverse effect on our university partners’ ability to attract and retain students, which may negatively impact our business.
●	We may have difficulty integrating future acquisitions, which would reduce the anticipated benefits of those transactions.

●	Our failure, or our university partners’ failure, to comply with the extensive regulatory requirements governing institutions of higher education could result in financial penalties, restrictions on our operations or growth, or loss of external financial aid funding for our university partners’ students.
●	Rulemaking by ED could materially and adversely affect our business.
●	Recently published regulations could materially and adversely affect our business.
●	If ED does not recertify a university partner institution to continue participating in the Title IV programs, the students we assist would lose their access to Title IV program funds, or a university partner institution could be recertified but be required to accept significant limitations as a condition of its continued participation in the Title IV programs.
●	A university partner institution could lose the ability to participate in the Title IV programs if it fails to maintain its institutional accreditation, and our university partners’ student enrollments could decline if a university partner institution fails to maintain any of its accreditations or approvals.
●	A university partner institution may lose eligibility to participate in the Title IV programs if its student loan default rates are too high.
●	A finding by ED or other regulators that we or our university partner institutions misrepresented the nature of our university partner institutions’ educational programs could materially and adversely affect our business.
●	A reduction in funding or new restrictions on eligibility for the Federal Pell Grant Program, or the elimination of subsidized Stafford loans, could make college less affordable for certain students at our university partner institutions, which could negatively impact our university partner institutions’ enrollments, and thus our revenue and results of operations.
●	If our university partner institutions do not maintain state authorization, they may not operate or participate in the Title IV programs.
●	Government agencies, regulatory agencies, and third parties may conduct compliance reviews, bring claims, or initiate litigation against us or our university partners based on alleged violations of the extensive regulatory requirements applicable to us and our university partners.
●	The regulatory guidance governing third-party servicers imposes a number of requirements on our business and may expose us to liability for certain regulatory violations that are coextensive with our university partner institutions.

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

Building awareness of our university partner institutions, and the programs they offer, is critical to our ability to attract prospective students to those institutions. It is also critical to our success that we convert prospective students to enrolled students in a cost-effective manner and that these enrolled students remain active in the programs of our university partner institutions. The tightness of the job market has historically had an impact on our ability to successfully recruit new students especially for students considering re-careering into a different field. Historically the percentage of students we recruited who were re-careering was low but with the increase in university partners and off-campus classroom and laboratory sites and the growth in new online licensure programs by GCU, the number of students we recruit who are re-careering is growing. Therefore, changes in the job market will impact our ability to recruit students. Some of the other factors that could prevent us from successfully recruiting, enrolling, and retaining students in those programs include:

●	the reduced availability of, or higher interest rates and other costs associated with, Title IV loan funds or other sources of financial aid;
●	the emergence of more successful competitors;
●	factors related to our marketing, including the costs and effectiveness of Internet advertising and broad-based branding campaigns and recruiting efforts;
●	performance problems with our online systems;
●	failure of our university partner institutions to maintain institutional and specialized accreditations;
●	the requirements of the education agencies that regulate our university partner institutions which could restrict their initiation of new programs and modification of existing programs;
●	the requirements of the education agencies that regulate our university partner institutions which restrict the ways schools can compensate persons involved in their recruiting activities;
●	increased regulation of online education, including in states in which our university partner institutions do not have a physical presence;
●	restrictions that may be imposed on graduates of online programs that seek certification or licensure in certain states;
●	student dissatisfaction with our services and programs;
●	lack of employment opportunities for graduates of our university partners in fields related to their educational programs:
●	damage to our reputation, or to the reputations of our university partners or other adverse effects as a result of negative publicity in the media, in industry or governmental reports, or otherwise, affecting us or other companies in the post-secondary education sector;
●	competitors with lower priced programs;
●	a decline in the overall growth of enrollment in post-secondary institutions;
●	a decrease in or perceived low student passage rates for professional licenses and other examinations necessary for students to work in their chosen fields post-graduation;
●	an inability of our university partners’ to recruit, train and retain quality faculty members;
●	a decline in the acceptance of online education; and

●	a decrease in the perceived or actual economic benefits that students derive from the programs offered by any university partner institution.

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

In addition, our university partners have in the past, and will in the future, create additional programs to meet the needs of current and prospective students or the employers of their graduates. Even if our university partners are able to develop acceptable new programs that meet market demands, establishing or modifying such programs requires us and our university partners to make investments, incur market expenses and allocate extensive resources. If we and our university partners are unable to do so in a cost-effective manner or are unable to otherwise effectively manage the operations of such programs, our business, financial condition and results of operations could be adversely affected.

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

We have made, and expect to continue making, investments in the integration of AI into our platforms, products, and services. While we expect our use of AI to help grow our business and benefit our university partners, the use of AI presents various risks, challenges, and potential unintended consequences that could disrupt our ability to effectively integrate and leverage these technologies and it is not certain that we will realize our desired or anticipated benefits. The process of refining and expanding AI-driven offerings may involve significant costs, and there can be no assurance that our efforts will ultimately succeed.

Additionally, competitors may develop more effective or efficient AI solutions, potentially undermining our competitive position. The regulatory environment surrounding AI is still in development, and new laws or regulations could emerge that require substantial adjustments to our business practices. These changes could impose unexpected costs or operational disruptions, and the full scope and impact of such regulatory developments remain uncertain. AI technologies also carry the risk of generating content that is or is alleged to be deficient, biased, factually incorrect or infringing on third-party intellectual property rights, which may in turn make us subject to private lawsuits, regulatory scrutiny, or reputational harm. Furthermore, the use of AI may result in incidents that compromise the confidentiality of data, including personal data. If we suffer adverse consequences due to any of these factors, it could in turn have a material adverse effect on our reputation, financial performance, and operations.

We are subject to rapidly changing laws and regulations relating to privacy and data security as a result of our collection and use of personal information, and any failure to comply with such laws or regulations could lead to government enforcement actions or private litigation or adversely affect our reputation and operations.

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

Possession and use of personal information in our operations subjects us to legislative and regulatory burdens that could require us to implement certain policies and procedures, such as the procedures we adopted to comply with the Red Flags Rule that was promulgated by the FTC under the federal Fair Credit Reporting Act and that requires the establishment of guidelines and policies regarding identity theft related to student credit accounts, and could require us to make certain notifications of data breaches and restrict our use of personal information. Similarly, California passed the California Consumer Privacy Act (CCPA) in 2018 (which went into effect in 2020), and there are similar bills that have been passed or are pending in a number of other states, as well. These state laws represent a trend toward stronger privacy protections and greater data transparency in the United States. Currently, federal law legislates privacy on an industry-by-industry basis. Without an overarching federal law driving privacy compliance, the risk is high of a patchwork of privacy legislation formed by individual state laws, similar to the states’ approach to breach notification obligations. This could not only increase costs for compliance but also raise the risk of enforcement by individual state Attorneys General. A violation of any laws or regulations relating to the collection or use of personal information, including the Gramm-Leach-Bliley Act’s Safeguards Rule, could result in the imposition of fines against us. Moreover, ED has published extensive requirements for the protection of student data and has indicated such requirements may be strengthened in the future.

In addition, we may in the future be subject to litigation under state and federal privacy and data security laws and regulations by governmental authorities and private litigants, including class actions, any of which could have a material adverse effect on our business.

We face risks of cyber and other security incidents, which can impact our business, result in harm to our operations, and require costly remediation measures.

We and our university partners face an ever-increasing number of cybersecurity threats from a broad range of threat actors. These threats can result in security incidents, including hacking and data breaches, which may be caused by intentional or unintentional actions by our employees, contractors, consultants, students or other third parties, including cyber-attacks by malicious threat actors. Security incidents may take the form of unauthorized activity and access, phishing or spoofing, malicious penetration, system viruses, malicious code, malware, ransomware, denial of service attacks and other organized cyber-attacks that seek to exploit vulnerabilities and threaten the confidentiality, integrity and availability of information.

We have in the past, and may in the future, be subject to such cyber-security incidents. Incidents may occur as a single instance, or may occur over an extended period of time without detection. Our computer networks and the networks of certain of our vendors that hold and manage confidential information on our behalf may be vulnerable to unauthorized access, employee theft or misuse, computer hackers, computer viruses, and other security threats. Confidential information may also inadvertently become available to third parties when we integrate systems or migrate data to our servers in connection with periodic hardware or software upgrades.

Due to the sensitive nature of the personal information stored on our servers, our networks may be targeted by hackers seeking to access this data. A user who circumvents security measures could misappropriate sensitive information or cause interruptions or malfunctions in our operations. Although we use security and business controls to limit access and use of personal information, a third party may be able to circumvent those security and business controls, which could result in a breach of student or employee data and privacy. In addition, errors in the storage, use, or transmission of personal information could result in a breach of privacy for current or prospective students or employees. The increased use of mobile devices by our employees, and the employees and students of our university partners, increases the risk of Information Technology (“IT”) threats and vulnerabilities, such as those involving unsecure networks, as well as unintentional disclosure of personal information, such as through the theft of a mobile device, which can lead to a security incident and/or data breach.

Additionally, personnel or students of our university partners, or our employees or independent contractors, could use our online learning platform to store or process regulated personal information without our knowledge. In the event that our systems experience a data security incident, or an individual or entity accesses information without, or in excess of, proper authorization, we could be subject to data security incident notification laws, which may require prompt remediation and notification to individuals. If we are unaware of the data and information stored on our systems, we may be unable to appropriately comply with all legal obligations, and we may be exposed to governmental enforcement or prosecution actions, private litigation, fines and penalties or adverse publicity that could harm our reputation and business. As a result, we may be required to expend significant resources to protect against the threat of these security breaches or to alleviate problems caused by these breaches. A major breach, theft, or loss of personal information regarding our university partners’ students and their families or our employees that is held by us or our vendors, or a violation of laws or regulations relating to the same, could have a material adverse effect on our reputation and result in further regulation and oversight by federal and state authorities and increased costs of compliance.

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

Rulemaking by ED and Congressional legislation could materially and adversely affect our business.

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

On July 4, 2025, President Trump signed the OBBBA, which makes a variety of changes to federal student aid programs, including loan limits, accountability measures for programs based on low earning outcomes, loan repayment, Pell Grant eligibility, and regulatory changes. As one example, OBBBA creates the “Do No Harm” accountability framework, effective July 2026, that institutions must satisfy at the program level in order for students to continue to receive Federal Direct Loans for such programs. Under this framework, OBBBA requires that an undergraduate program become ineligible for Federal Direct Loans if, in two out of three consecutive years, the median earnings of a cohort of program completers are less than the median earnings of working adults aged 25-34 with only a high school diploma, either in the state where the institution is located or, if fewer than 50% of students at the institution reside in the institution’s state, the national average. OBBBA requires that a graduate or professional program become ineligible for Federal Direct Loans if, in two out of three consecutive years, the median earnings of a cohort of program completers are less than the median earnings of working adults aged 25–34 with only a bachelor’s degree. Both the undergraduate and graduate/professional accountability provisions apply to the cohort of students who completed the program four years prior, are working, are not enrolled at any institution, and who received Federal Direct Loan funds for enrollment in the program. If a cohort is less than 30 students, the Secretary of Education may aggregate additional years of programmatic data. Based on data provided by the ED for students that graduated in 2015-2016, all of the programs that we provide services to our university partners passed this metric except GCU’s Masters in Mental and Social Health programs. GCU is currently analyzing the data related to these programs and it appears that most universities that provide these programs online to working adult students fail this metric. To the extent that these or any other programs offered by our university partners pursuant to our services agreements fail these metrics, then this would have an adverse effect on our university partners and thus an adverse effect on our business. We cannot predict with certainty how all of these regulatory requirements under the OBBBA will be applied or what their ultimate impact on our business will be.

Recently published regulations could materially and adversely affect our business.

In addition to other regulations discussed elsewhere (such as those related to the OBBBA), on July 1, 2024 new regulations became effective covering the areas of financial responsibility, administrative capability, certification standards and procedures, and ability to benefit.

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

To participate in the Title IV programs, an institution must either satisfy specific quantitative standards of financial responsibility prescribed by ED or post a letter of credit in favor of ED and possibly accept operating restrictions as well. These financial responsibility tests are applied to each institution on an annual basis based on the institution’s audited consolidated financial statements, and may be applied at other times, such as if the institution undergoes a change in control. These tests may also be applied to an institution’s parent company or other related entity. As a service provider, we are not directly subject to this regulation. However, if ED were to determine that a university partner institution did not meet the financial responsibility standards due to a failure to meet the composite score or other financial responsibility factors, ED could impose a range of sanctions on the institution, such as requiring the institution to post a letter of credit, accept provisional certification (which would hamper the ability of the institution to add new programs), comply with additional ED monitoring requirements, agree to receive Title IV program funds under an arrangement other than ED’s standard advance funding arrangement, such as the reimbursement system of payment or heightened cash monitoring, and to comply with or accept other limitations on the ability to increase the number of programs offered by our university partner institutions or the number of students they enroll, any of which sanctions could have an adverse impact on our business. For example, GCU, calculated its composite score with respect to its fiscal years ending June 30, 2025 and 2024. As of June 30, 2025 and 2024, GCU’s composite score per GCU’s audited financial statements was 1.9 for both years, using the proprietary school calculation. If GCU’s future composite scores do not exceed 1.5, ED could impose sanctions. If any such sanctions were imposed on GCU or one of our other university partners, it could have a negative impact on our ability to conduct our business. In addition, if its composite score dropped low enough, it could cause GCU to be ineligible for participation in NC-SARA, which would require GCU to become authorized in numerous states in which it operates or has students.

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

State regulatory requirements for online education have historically varied among the states. To address this issue and to meet new ED requirements many schools have applied and have been approved to be approved institutional participants in SARA. SARA is an agreement among member states, districts and territories that establishes comparable national standards for interstate offering of post-secondary distance education courses and programs. It is intended to make it easier for students to take online courses offered by post-secondary institutions based in another state. SARA is overseen by a national council (NC-SARA) and administered by four regional education compacts. GCU, for example, is a member of SARA in Arizona (AZ-SARA), which is administered by the Western Interstate Commission for Higher Education (referred to as W-SARA). There is a yearly renewal for participating in NC-SARA and AZ-SARA and institutions must agree to meet certain requirements to participate. As of December 31, 2025, all states other than California are members of SARA.

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

Laws, regulations, or interpretations related to doing business over the Internet could also increase our cost of doing business and affect our ability to recruit students in particular states, which could, in turn, negatively affect enrollments and revenues and have a material adverse effect on our business. ED initiated a negotiated rulemaking process addressing state authorization which could have implicated SARA but published a notice in December 2024 terminating that negotiated rulemaking process. ED may revisit state authorization requirements through future rulemaking or other guidance, and any such changes could have a material adverse effect on our business.

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

ED has emphasized increased oversight of third-party servicers and has reiterated that institutions participating in Title IV programs remain responsible for the acts and omissions of their third-party service providers. As a result, ED audits, program reviews, investigations, and enforcement actions involving our university partners may also examine our activities, contractual arrangements, and compliance controls, which could require us to devote additional resources to compliance efforts or result in contractual, financial, or reputational impacts.

ED has indicated that it may revisit the scope of third-party servicer requirements through future rulemaking or guidance, which could expand compliance obligations and increase our costs.

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

The Higher Education Act has not been comprehensively reauthorized since 2008, and Congress has periodically considered proposals to reauthorize and amend the statute. Congressional hearings will continue to be scheduled by the U.S. Senate Committee on Health, Education, Labor and Pensions, the U.S. House of Representatives Committee on Education and the Workforce and other Congressional committees regarding various aspects of the education industry, including accreditation matters, student debt, student recruiting, cost of tuition, distance learning, competency-based learning, student success and outcomes and other matters.

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

Other General Risks

Our success depends upon our ability and our university partners’ ability to recruit and retain key personnel.

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

In addition, our university partners heavily rely on their ability to attract and retain qualified faculty members to effectively educate their students. If our university partners fail to retain sufficient numbers of qualified faculty members, fail to adequately train new faculty members, or allow relations with faculty members to deteriorate, they may be required to reduce the number or scope of classes available to students, which could in turn have a material adverse impact on our business.

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

Risk Assessment: At least annually, we conduct a cybersecurity risk assessment that takes into account information from internal stakeholders, known information security vulnerabilities, and information from external sources, including reported security incidents that have impacted other companies, industry trends, and evaluations by third parties and consultants. The results of the assessment are used to develop initiatives to enhance our security controls, make recommendations to improve processes, and inform a broader Company-wide risk assessment that are then reported to our Board of Directors, Audit Committee and members of management.

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

Governance Disclosure

Board Oversight: The Board of Directors, in coordination with the Audit Committee of the Board of Directors, has responsibility for managing the overall risk strategy for the Company, including cyber security risk. Both the Board of Directors and the Audit Committee receive regular reports from management about the prevention, detection, mitigation, and remediation of cybersecurity incidents, including material security risks and information security vulnerabilities. Our Audit Committee directly oversees our cybersecurity program. The Audit Committee additionally receives regular updates from management on cybersecurity risk resulting from risk assessments, progress of risk reduction initiatives, external auditor feedback, control maturity assessments, and relevant internal and industry cybersecurity incidents.

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

Chief Information Security Officer: Our CISO has led the Company’s security team for more than eight years, overseeing the implementation of multiple new technologies and processes to help protect the organization. Prior to joining the Company, he served as a Subject Mater Expert for Threat Prevention at a cyber security firm, consulted for local government, held other security and technology roles in higher education, and served in the U.S. Navy. He is also a co-author/contributor for the joint book project, Understanding New Security Threats published by Routledge in 2019, and has published articles and made conference keynote and podcast appearances over the years on cybersecurity topics.

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

In addition to its owned facilities, GCE leases 42 off-campus classroom and laboratory sites for use in serving its university partners, three office locations in California, and office space in Indianapolis, Indiana. GCE has commitments to add more off-campus classroom and laboratory sites as of December 31, 2025 that have not yet commenced and plans to add additional off-campus classroom and laboratory sites in Arizona and in other states in the U.S. to accommodate our growth plans in 2026 and beyond. GCE works to maximize energy efficiency and minimize environmental impact in operating its leased facilities just as it does with its owned properties.

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

PART II

Item 5.          Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock trades on the Nasdaq Global Select Market under the symbol “LOPE.” The holders of our common stock are entitled to one vote per share on any matter to be voted upon by stockholders. All shares of common stock rank equally as to voting and all other matters. The shares of common stock have no preemptive or conversion rights, no redemption or sinking fund provisions, are not liable for further call or assessment, and are not entitled to cumulative voting rights.

Holders

As of December 31, 2025, there were approximately 187 registered holders of record of common stock. A substantially greater number of holders of common stock are “street name” or beneficial holders, whose shares are held of record by banks, brokers and other financial institutions.

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

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

On December 10, 2025, our Board of Directors approved a $300.0 million increase under the Company’s existing stock repurchase program, reflecting an aggregate authorization for share repurchases since the initiation of the program of $2,545.0 million. The current expiration date on the repurchase authorization by the Board of Directors is March 1, 2027. Repurchases occur at the Company’s discretion and the Company may modify, suspend or discontinue the repurchase authorization at any time. Repurchases may be made in the open market or in privately negotiated transactions, pursuant to the applicable SEC rules. The amount and timing of future share repurchases, if any, will be made as market and business conditions warrant.

Since the initial approval of our share repurchase plan, we have repurchased 25,363,153 shares of common stock at an aggregate cost of $2,200.6 million, which purchases are recorded at cost in the accompanying December 31, 2025 consolidated balance sheet and statement of stockholders’ equity. At December 31, 2025, there remained $344.4 million available under our current share repurchase authorization. During the fourth quarter and the year ended December 31, 2025, GCE repurchased 605,730 and 1,479,796 shares of common stock, respectively, at an aggregate cost of $100.0 million and $255.3 million, respectively.

The following table sets forth our share repurchases of common stock and our share repurchases in lieu of taxes, which are not included in the repurchase plan totals as they were effected in conjunction with the vesting of restricted share awards, during each period in the fourth quarter of fiscal 2025:

			Total Number of	Maximum Dollar
			Shares Purchased as	Value of Shares
		Average	Part of Publicly	That May Yet Be
	Total Number of	Price Paid	Announced	Purchased Under
Period	Shares Purchased	Per Share	Program	the Program
Share Repurchases
October 1, 2025 – October 31, 2025	31,924	$211.36	31,924	$137,600,000
November 1, 2025 – November 30, 2025	280,438	$163.83	280,438	$91,700,000
December 1, 2025 – December 31, 2025	293,368	$161.35	293,368	$344,400,000
Total	605,730	$165.13	605,730	$344,400,000
Tax Withholdings
October 1, 2025 – October 31, 2025	—	$—	—	$—
November 1, 2025 – November 30, 2025	—	$—	—	$—
December 1, 2025 – December 31, 2025	—	$—	—	$—
Total	—	$—	—	$—

GCE Stock Performance

The following graph compares the cumulative total return of our common stock with the cumulative total returns of the S&P 500 Index and our education services peer group of seven companies that includes: Wiley Education Services, Pearson plc, CHEGG, Inc., Laureate Education, Inc., Strategic Education, Inc., Adtalem Global Education, Inc. and Coursera Inc. This chart assumes that an investment of $100 was made in our common stock, in the index, and in the peer group on December 31, 2020 and that all dividends paid (if any) were reinvested, and tracks the relative performance of such investments through December 31, 2025.

	12/20	12/21	12/22	12/23	12/24	12/25
Grand Canyon Education, Inc.	100.00	92.05	113.48	141.81	175.92	178.62
S&P 500	100.00	128.71	105.40	133.10	166.40	196.16
2025 Peer Group	100.00	75.38	74.11	82.20	93.54	95.35

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

Item 6.       [Reserved]

Item 7.      Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations for the years ended December 31, 2025 and 2024 should be read in conjunction with our consolidated financial statements and related notes that appear in Item 8, Consolidated Financial Statements and Supplementary Data. In addition to historical information, the following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to these differences include those discussed below and elsewhere in this Annual Report on Form 10-K, particularly in Special Note Regarding Forward-Looking Statements and in Item 1A, Risk Factors.

Executive Overview

GCE is a publicly traded education services company dedicated to serving colleges and universities. GCE has developed significant technological solutions, infrastructure and operational processes to provide services to these institutions on a large scale. GCE’s most significant university partner is GCU, a comprehensive regionally accredited university that offers graduate and undergraduate degree programs, emphases and certificates across ten colleges both online, on ground at its campus in Phoenix, Arizona and at 11 off-campus classroom and laboratory sites.

We also provide education services to numerous university partners across the United States. In the healthcare field, we work in partnership with universities and healthcare networks across the country, offering healthcare-related academic programs at off-campus classroom and laboratory sites located near healthcare providers and developing high-quality, career-ready graduates, who enter the workforce ready to meet the demands of the healthcare industry. In addition, we have provided certain services to a university partner to assist them in expanding their online graduate programs. As of December 31, 2025, GCE provides education services to 20 university partners across the United States.

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

Income taxes. We recognize the amount of taxes payable or refundable for the current year and deferred tax assets and liabilities for future tax consequences of events that have been recognized in our consolidated financial statements or tax returns. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which the temporary differences are expected to be realized. Our deferred tax assets are subject to periodic recoverability assessments. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount that more likely than not will be realized. Realization of the deferred tax assets is principally dependent upon achievement of projected future taxable income offset by deferred tax liabilities. We evaluate the realizability of the deferred tax assets annually. Since becoming a taxable corporation in August 2005, we have not recorded any valuation allowances to date on our deferred income tax assets. We evaluate and account for uncertain tax positions using a two-step approach. Recognition occurs when we conclude that a tax position based solely on its technical merits, is more-likely-than-not to be sustained upon examination. Measurement determines the amount of benefit that is greater than 50% likely to be realized upon the ultimate settlement with a taxing authority that has full knowledge of the facts. Derecognition of a tax position that was previously recognized occurs when we determine that a tax position no longer meets the more-likely-than-not threshold of being sustained upon examination. As of December 31, 2025 and 2024, GCE has reserved approximately $16,824 and $14,626, respectively, for uncertain tax positions, including interest and penalties.

Results of Operations

For a discussion of the results of operations for fiscal year 2024 vs 2023, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K filed with the SEC for the fiscal year ended December 31, 2024 incorporated herein by reference.

The following table sets forth certain income statement data as a percentage of revenue for each of the periods indicated. Amortization of intangible assets have been excluded from the table below:

	Year Ended December 31,
	2025	2024
Costs and expenses
Technology and academic services	15.8%	16.0%
Counseling services and support	31.0	31.3
Marketing and communication	20.7	20.6
General and administrative	4.3	4.5

Year Ended December 31, 2025 Compared to Year Ended December 31, 2024

Service revenue. Our service revenue for the year ended December 31, 2025 was $1,106.1 million, an increase of $73.1 million, or 7.1%, as compared to service revenue of $1,033.0 million for the year ended December 31, 2024. The increase year over year in service revenue was primarily due to an increase in partner enrollments of 7.1% to 136,239 at December 31, 2025 as compared to 127,155 at December 31, 2024. GCU enrollments increased to 131,826 at December 31, 2025, an increase of 7.0% over enrollments at December 31, 2024. University partner enrollments at our off-campus classroom and laboratory sites were 5,738, an increase of 16.6% over enrollments at December 31, 2024, which includes 1,325 and 913 GCU students at December 31, 2025 and 2024, respectively. Excluding sites closed in 2024 to new enrollments, total enrollments at our off-campus classroom and laboratory sites increased 18.7% between years. Revenue per student was flat between years primarily due to the additional day for leap year in 2024 which added additional service revenue of $1.5 million as compared to the current year, due to contract modifications for some of our university partners in which the revenue share percentage was reduced in exchange for us no longer reimbursing these partners for certain faculty costs, a slight decline year over year in revenue per student for online students due to the continued mix shift to students that have a slightly lower net tuition rate, and due to a slight decline in residential students between years. These decreases were offset by the service revenue per student for ABSN students at off-campus classroom and laboratory sites generating a significantly higher revenue per student than we earn under our agreement with GCU, as these agreements generally provide us with a higher revenue share percentage, the partners have higher tuition rates than GCU and the majority of our partners’ students take more credits on average per semester.

We opened six sites in the year ended December 31, 2024 and opened five new sites in the year ended December 31, 2025 while closing two sites in which we stopped recruiting new students in 2024 and merged two sites that were located in the same market bringing the total number of these sites to 47 at December 31, 2025. This has also positively impacted the enrollment growth. Enrollments for GCU ground students were 24,678 at December 31, 2025 up from 24,552 at December 31, 2024. GCU online enrollments were 107,148 at December 31, 2025, up from 98,597 at December 31, 2024, an increase of 8.7% between years.

Technology and academic services. Our technology and academic services expenses for the year ended December 31, 2025 were $175.1 million, an increase of $10.0 million, or 6.0%, as compared to technology and academic services expenses of $165.1 million for the year ended December 31, 2024. This increase was primarily due to increases in other technology and academic costs, in occupancy and depreciation costs and in employee compensation and related expenses, including share-based compensation and benefit costs of $6.2 million, $1.9 million and $1.9 million, respectively. The increases in other technology and academic costs and occupancy and depreciation were primarily due to the costs associated with the increased number of off-campus classroom and laboratory sites to support our 20 university partners and their increased enrollment growth as well as an increase in technology costs and curriculum cost reimbursements to our university partners. The increase in employee compensation and related expenses is primarily due to increased headcount to support our 20 university partners and their increased enrollment growth, tenure-based salary adjustments, a significant year over year increase in benefit costs and the increased number of off-campus classroom and laboratory sites year over year. Our technology and academic services expenses as a percentage of revenue decreased by 0.2% to 15.8% for the year ended December 31, 2025, from 16.0% for the year ended December 31, 2024. This decrease was primarily due to the contract modifications for some of our university partners in which the revenue share percentage was reduced in exchange for us no longer reimbursing these partners for certain faculty costs, partially offset by increased technology costs and curriculum cost reimbursements. We anticipate that technology and academic services expenses will increase in the future as we open more off-site classroom and laboratory sites and due to increased technology costs and curriculum cost reimbursements and that these costs as a percentage of revenue could grow as these costs grow at rates higher than revenue growth.

Counseling services and support. Our counseling services and support expenses for the year ended December 31, 2025 were $342.7 million, an increase of $19.2 million, or 5.9%, as compared to counseling services and support expenses of $323.5 million for the year ended December 31, 2024. This increase was primarily attributable to increases in employee compensation and related expenses including share-based compensation and benefits and in occupancy and depreciation costs of $18.9 million and $1.6 million, respectively. These increases were partially offset by a decrease in other counseling services and support expenses of $1.3 million, respectively. The increases in employee compensation including share-based compensation and benefits were primarily due to increased headcount to support our university partners, and their planned increases in enrollment, tenure-based salary adjustments, a significant year over year increase in benefit costs and the increased number of off-campus classroom and laboratory sites open year over year. The increase in occupancy and depreciation is primarily related to higher depreciation expense associated with our continued enhancements to technology infrastructure and internal-use software development. The decrease in other counseling services and support expenses is primarily the result of decreased travel costs for our 20 university partners. Our counseling services and support expenses as a percentage of revenue decreased 0.3% to 31.0% for the year ended December 31, 2025, from 31.3% for the year ended December 31, 2024 primarily due to our ability to leverage our counseling services and support expenses across an increasing revenue base. We anticipate that counseling services and support expense will increase in the future as we continue to invest to meet our partners’ needs and these costs as a percentage of revenue could increase in the future.

Marketing and communication. Our marketing and communication expenses for the year ended December 31, 2025 were $229.2 million, an increase of $16.8 million, or 7.9%, as compared to marketing and communication expenses of $212.4 million for the year ended December 31, 2024. This increase was primarily attributable to the increased cost to market our university partners’ programs and to the marketing of new university partners and new locations which resulted in increased advertising of $15.2 million, increased employee compensation, including share-based compensation and benefits of $1.5 million and an increase in occupancy and depreciation costs of $0.1 million. Our marketing and communication expenses as a percentage of revenue slightly increased by 0.1% to 20.7% for the year ended December 31, 2025, from 20.6% for the year ended December 31, 2024. We anticipate that marketing and communication expenses will increase in the future as we continue to invest to meet our partners’ needs and these costs as a percentage of revenue could increase in the future.

General and administrative. Our general and administrative expenses for the year ended December 31, 2025 were $47.4 million, an increase of $1.1 million, or 2.4%, as compared to general and administrative expenses of $46.3 million for the year ended December 31, 2024. This increase was primarily attributable to an increase in other general and administrative expenses of $1.7 million and an increase in professional fees including legal costs of $0.3 million. These increases were partially offset by a decrease in employee compensation, including share-based compensation of $0.9 million, which is primarily due to $1.1 million in severance costs recorded in the prior year for an executive that resigned June 30, 2024. The increase in other general and administrative expenses is due to an increase in contributions in lieu of state income taxes of $0.5 million, an increase in charitable contributions of $0.5 million and an increase in fixed asset disposals of $0.5 million from the downsizing of our Indiana office space. Our general and administrative expenses as a percentage of revenue decreased by 0.2% to 4.3% for the year ended December 31, 2025, from 4.5% for the year ended December 31, 2024, primarily due to our ability to leverage our general and administrative expenses across an increasing revenue base. We anticipate that general and administrative expenses will increase in the future and these costs as a percentage of revenue could increase in the future.

Litigation settlement. A litigation settlement of $35.0 million was recorded in the year ended December 31, 2025 related to the settlement of the qui tam lawsuit.

Lease termination, impairment and other. We incurred $2.4 million in lease termination and impairment charges in the year ended December 31, 2025 related to leases. In the third quarter of 2025, we agreed to pay $1.3 million to early terminate our Indiana office space lease effective in June 2027. We also entered into a sublease of that space for the period from January 2026 to June 2027 and entered into a new lease for a much smaller space effective January 2026. Additionally, an impairment was recorded in the amount of $1.1 million in the year ended December 31, 2025 for the two off-campus classroom and laboratory sites that were closed during the year. We incurred impairment and other expenses of $1.9 million for the year ended December 31, 2024 due to the write-off of an internal use software project that the Company had been attempting to develop for its other university partners that has been terminated and costs relating to exiting certain off-campus classroom and laboratory sites.

Amortization of intangible assets. Amortization of intangible assets for the years ended December 31, 2025 and 2024 were $8.4 million for both periods. As a result of the Orbis Education acquisition in 2019, certain identifiable intangible assets were created (primarily customer relationships) that will be amortized over their expected lives.

Investment interest and other. Investment interest and other for the year ended December 31, 2025 was $13.9 million, a decrease of $2.0 million, as compared to $15.9 million for the year ended December 31, 2024 due to slightly lower investment balances and returns on our investment balances and the recognition of a loss on an equity investment in the second quarter of 2025 of $0.5 million.

Income tax expense. Income tax expense for the year ended December 31, 2025 was $63.7 million, a decrease of $1.4 million, or 2.2%, as compared to income tax expense of $65.1 million for the year ended December 31, 2024. Our effective tax rate was 22.8% during the year ended December 31, 2025 compared to 22.3% during the year ended December 31, 2024. The increase in the effective tax rate was primarily due to the tax treatment of the litigation settlement recorded in the year ended December 31, 2025 and changes in state income taxes. The effective tax rate increases were partially offset due to an increase in excess tax benefits of $2.7 million as compared to $1.5 million in the years ended December 31, 2025 and 2024, respectively. The inclusion of excess tax benefits and deficiencies as a component of our income tax expense increases the volatility within our provision for income taxes as the amount of excess tax benefits or deficiencies from share-based compensation awards are dependent on our stock price at the date the restricted stock awards vest. Our restricted stock awards vest in March each year so any benefit or expense will primarily impact the first quarter each year. The effective tax rate was also favorably impacted by an increase in contributions made in lieu of state income taxes to $5.0 million as compared to $4.5 million in the prior year.

Net income. Our net income for the year ended December 31, 2025 was $216.2 million, a decrease of $10.0 million, or 4.4% as compared to $226.2 million for the year ended December 31, 2024, due primarily to the litigation settlement and the other factors discussed above.

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

Liquidity and Capital Resources

	As of December 31,
(In thousands)	2025	2024
Cash, cash equivalents and investments	$300,079	$324,623

Overview

Our liquidity position, as measured by cash and cash equivalents and investments decreased by $24.5 million between December 31, 2024 and December 31, 2025, which was largely attributable to cash expended for share repurchases and capital expenditures exceeding our cash provided by operations during the year ended December 31, 2025. Our unrestricted cash and cash equivalents and investments were $300.1 million and $324.6 million at December 31, 2025 and 2024, respectively.

Based on our current level of operations and anticipated growth, we believe that our cash flow from operations and other sources of liquidity, including cash and cash equivalents and investments, will provide adequate funds for ongoing operations, planned capital expenditures, and working capital requirements for at least the next 24 months.

Cash Flows from Operating Activities

	Year Ended December 31,
(In thousands)	2025	2024
Net cash provided by operating activities	$273,491	$289,958

The decrease in cash generated from operating activities between the year ended December 31, 2024 and the year ended December 31, 2025 was primarily due to the decline in net income between years due primarily to the litigation settlement and changes in working capital balances. Accounts payable increased by $9.7 million between December 31, 2023 and December 31, 2024 compared to the decrease of $3.4 million between December 31, 2024 and December 31, 2025, a decline year over year in cash provided by operating activities of $13.1 million due to timing of vendor payments. Income tax receivable/payable amounts decreased by $0.9 million between December 31, 2023 and December 31, 2024 compared to the decrease of $7.1 million between December 31, 2024 and December 31, 2025, a $6.2 million decrease year over year in cash provided by operating activities due to timing of income tax payments. Deferred tax liability amounts decreased by $0.2 million between December 31, 2023 and December 31, 2024 compared to the increase of $14.7 million between December 31, 2024 and December 31, 2025, representing an increase in cash provided by operating activities of $14.9 million due to the acceleration of certain tax deductions and the passage of the

One Big Beautiful Bill Act on July 3, 2025. We define working capital as the assets and liabilities, other than cash, generated through the Company’s primary operating activities. Changes in these balances are included in the changes in assets and liabilities presented in the consolidated statement of cash flows.

Cash Flows from Investing Activities

	Year Ended December 31,
(In thousands)	2025	2024
Net cash (used in) provided by investing activities	$(221,594)	$61,365

Investing activities consumed $221.6 million of cash in the year ended December 31, 2025 compared to providing $61.4 million of cash in the year ended December 31, 2024.

Cash provided by or used in investing activities includes net investment activity. In the year ended December 31, 2025, the purchase of available-for-sale securities, net of proceeds from the sale of investments were $186.2 million. In the year ended December 31, 2024, proceeds from the sale of investments, net of purchases of available-for-sale securities were $99.0 million as the Company sold all its investments in the third quarter of 2024 and the proceeds were held in cash and cash equivalents until being reinvested in early 2025.

In the year ended December 31, 2025 and 2024 cash used in investing activities also included capital expenditures totaling $34.8 million and $37.2 million, respectively. Capital expenditures for both periods primarily consisted of leasehold improvements and equipment for new off-campus classroom and laboratory sites, as well as purchases of computer equipment, internal use software projects and furniture and equipment to support our increasing employee headcount. The Company incurs upfront expenses and capital expenditures prior to an off-campus classroom and laboratory site being opened. The Company intends to continue to spend approximately $30.0 million to $40.0 million per year for capital expenditures.

Cash Flows from Financing Activities

	Year Ended December 31,
(In thousands)	2025	2024
Net cash used in financing activities	$(264,758)	$(173,175)

Financing activities consumed $264.8 million of cash in the year ended December 31, 2025 compared to $173.2 million in the year ended December 31, 2024.

During the year ended December 31, 2025 and 2024, $255.3 million and $165.4 million, respectively was used to purchase treasury stock in accordance with GCE’s share repurchase program. In 2025 and 2024, $9.5 million and $7.8 million, respectively, of cash was utilized to purchase common shares withheld in lieu of income taxes resulting from the vesting of restricted share awards. The Company intends to continue using a significant portion of its cash flows from operations to repurchase its shares.

Share Repurchase Program

On December 10, 2025, our Board of Directors increased the authorization under its existing stock repurchase program by $300.0 million, reflecting an aggregate authorization for share repurchases since the initiation of the program of $2,545.0 million. The current expiration date on the repurchase authorization by our Board of Directors is March 1, 2027. Repurchases occur at the Company’s discretion and the Company may modify, suspend or discontinue the repurchase authorization at any time.

Under our share repurchase authorization, we may purchase shares in the open market or in privately negotiated transactions, pursuant to the applicable SEC rules. The amount and timing of future share repurchases, if any, will be made as market and business conditions warrant.

Since 2011, we have repurchased 25.4 million shares of common stock at an aggregate cost of $2,200.6 million, which includes 1,479,796 shares of common stock at an aggregate cost of $255.3 million during the year ended December 31, 2025.

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

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have had or are reasonably likely to have a material current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources as of December 31, 2025.

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

The following table reconciles net income to Adjusted EBITDA for the periods indicated:

	Year Ended December 31,
	2025	2024
Net income	$216,170	$226,234
Less: investment interest and other	(13,941)	(15,916)
Plus: income tax expense	63,681	65,081
Plus: amortization of intangible assets	8,419	8,419
Plus: depreciation and amortization	31,483	28,135
EBITDA	305,812	311,953
Plus: contributions in lieu of state income taxes(a)	5,000	4,500
Plus: share-based compensation(b)	13,639	14,225
Plus: litigation and regulatory costs(c)	40,486	6,203
Plus: lease termination, impairment and other(d)	2,411	1,897
Plus: loss on disposal of fixed assets(e)	941	102
Plus: severance costs(f)	299	1,133
Adjusted EBITDA	$368,588	$340,013
(a)	Represents contributions to various private Arizona school tuition organizations to assist with funding for education. In connection with such contributions made, we received a dollar-for-dollar state income tax credit, which resulted in a reduction in our effective income tax rate to 22.8% and 22.3% for the years ended December 31, 2025 and 2024, respectively. Had these contributions not been made, our effective tax rate would have been 24.1% and 23.5% for 2025 and 2024, respectively. Such contributions are viewed by our management to be made in lieu of payments of state income taxes and are therefore excluded from evaluation of our core operating performance.
(b)	Reflects share-based compensation expense.
(c)	Reflects regulatory litigation and includes the qui tam settlement of $35.0 million.
(d)	Reflects $2.4 million in lease termination and impairment charges in the year ended December 31, 2025, related to leases from the termination of our Indiana office space and exit from two off-campus classroom and laboratory sites in 2025. In 2024, reflects the write-off of an internal use software project that the Company had been attempting to develop for its other university partners that has been terminated and costs relating to exiting certain off-campus classroom and laboratory sites.
(e)	Represents loss on fixed asset disposals.
(f)	Represents severance costs.

Recent Accounting Pronouncements

See Note 2 - Summary of Significant Accounting Policies, in Item 8, Consolidated Financial Statements and Supplementary Data.

Item 7A.         Quantitative and Qualitative Disclosures about Market Risk

Market risk.

As of December 31, 2025, we have no derivative financial instruments or derivative commodity instruments. We invest cash in excess of current operating requirements in money market instruments, municipal and corporate bond portfolios or commercial paper at multiple financial institutions.

Interest rate risk.

We manage interest rate risk by investing excess funds in cash equivalents, BBB or higher rated corporate bonds, commercial paper, agency bonds, municipal securities, asset backed securities, municipal bonds, and collateralized mortgage obligations bearing variable interest rates, which are tied to various market indices or individual bond coupon rates. Our future investment income may fall short of expectations due to changes in interest rates or we may suffer losses in principal if we are forced to sell securities before their maturity date that have declined in market value due to changes in interest rates. At December 31, 2025 a 10% increase or decrease in interest rates would not have a material impact on our future earnings, fair values, or cash flows.

Item 8.        Consolidated Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
Grand Canyon Education, Inc.:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Grand Canyon Education, Inc. and subsidiaries (the Company) as of December 31, 2025 and 2024, the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2025, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2025, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 18, 2026 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

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

Evaluation of the sufficiency of audit evidence over service revenue

As discussed in Note 2 to the consolidated financial statements, service revenue is recognized from the delivery of support services to institutions in the post-secondary education sector of the United States (University Partners). The transaction price for support services is based on the Company receiving a contracted percentage of the University Partner’s tuition and fee revenue. The tuition and fee information received varies depending on the respective University Partner’s reporting processes and the services provided. The Company recorded $1,106 million of service revenue for the year ended December 31, 2025.

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

Phoenix, Arizona
February 18, 2026

Grand Canyon Education, Inc.

Consolidated Balance Sheets

	As of December 31,
(In thousands, except par value)	2025	2024

ASSETS:
Current assets
Cash and cash equivalents	$111,762	$324,623
Investments	188,317	—
Accounts receivable, net	84,278	82,948
Income tax receivable	2,392	490
Other current assets	13,430	11,915
Total current assets	400,179	419,976
Property and equipment, net	178,957	176,823
Right-of-use assets	96,571	99,541
Amortizable intangible assets, net	151,543	159,962
Goodwill	160,766	160,766
Other assets	4,289	1,357
Total assets	$992,305	$1,018,425
LIABILITIES AND STOCKHOLDERS’ EQUITY:
Current liabilities
Accounts payable	$24,347	$26,721
Accrued compensation and benefits	35,199	33,183
Accrued liabilities	32,283	29,620
Income taxes payable	3,355	8,559
Deferred revenue	—	—
Current portion of lease liability	14,568	12,883
Total current liabilities	109,752	110,966
Deferred income taxes, noncurrent	41,426	26,527
Other long-term liability	1,439	1,444
Lease liability, less current portion	92,755	95,635
Total liabilities	245,372	234,572
Commitments and contingencies
Stockholders’ equity
Preferred stock, $0.01 par value, 10,000 shares authorized; 0 shares issued and outstanding at December 31, 2025 and December 31, 2024	—	—
Common stock, $0.01 par value, 100,000 shares authorized; 54,178 and 54,090 shares issued and 27,393 and 28,858 shares outstanding at December 31, 2025 and December 31, 2024, respectively	542	541
Treasury stock, at cost, 26,785 and 25,232 shares of common stock at December 31, 2025 and December 31, 2024, respectively	(2,291,610)	(2,024,370)
Additional paid-in capital	350,374	336,736
Accumulated other comprehensive gain	511	—
Retained earnings	2,687,116	2,470,946
Total stockholders’ equity	746,933	783,853
Total liabilities and stockholders’ equity	$992,305	$1,018,425

The accompanying notes are an integral part of these consolidated financial statements.

Grand Canyon Education, Inc.

Consolidated Income Statements

	Year Ended December 31,
(In thousands, except per share data)	2025	2024	2023
Service revenue	$1,106,070	$1,033,002	$960,899
Costs and expenses:
Technology and academic services	175,060	165,085	154,870
Counseling services and support	342,650	323,484	302,319
Marketing and communication	229,204	212,420	202,800
General and administrative	47,416	46,298	43,235
Litigation settlement	35,000	—	—
Lease termination, impairment and other	2,411	1,897	—
Amortization of intangible assets	8,419	8,419	8,419
Total costs and expenses	840,160	757,603	711,643
Operating income	265,910	275,399	249,256
Investment interest and other	13,941	15,916	10,419
Income before income taxes	279,851	291,315	259,675
Income tax expense	63,681	65,081	54,690
Net income	$216,170	$226,234	$204,985
Earnings per share:
Basic income per share	$7.76	$7.77	$6.83
Diluted income per share	$7.71	$7.73	$6.80
Basic weighted average shares outstanding	27,862	29,104	29,991
Diluted weighted average shares outstanding	28,024	29,271	30,147

The accompanying notes are an integral part of these consolidated financial statements.

Grand Canyon Education, Inc.

Consolidated Statements of Comprehensive Income

	Year Ended December 31,
(In thousands)	2025	2024	2023
Net income	$216,170	$226,234	$204,985
Other comprehensive income, net of tax:
Realized gains on available-for-sale securities, net of taxes of $17 for the year ended December 31, 2024	—	57	—
Unrealized gains on available-for-sale securities, net of taxes of $160 and $151 for the years ended December 31, 2025 and 2023	511	—	476
Comprehensive income	$216,681	$226,291	$205,461

The accompanying notes are an integral part of these consolidated financial statements.

Grand Canyon Education, Inc.

Consolidated Statements of Stockholders’ Equity

(In thousands)

	Year Ended December 31, 2025
						Accumulated
					Additional	Other
	Common Stock		Treasury Stock		Paid-in	Comprehensive	Retained
	Shares	Par Value	Shares	Cost	Capital	Loss	Earnings	Total
Balance at December 31, 2022	53,830	$538	22,772	$(1,711,423)	$309,310	$(533)	$2,039,727	$637,619
Comprehensive income	—	—	—	—	—	476	204,985	205,461
Common stock purchased for treasury	—	—	1,170	(131,939)	—	—	—	(131,939)
Restricted shares forfeited	—	—	19	—	—	—	—	—
Share-based compensation	140	2	56	(6,331)	13,202	—	—	6,873
Balance at December 31, 2023	53,970	$540	24,017	$(1,849,693)	$322,512	$(57)	$2,244,712	$718,014
Comprehensive income	—	—	—	—	—	57	226,234	226,291
Common stock purchased for treasury	—	—	1,142	(166,907)	—	—	—	(166,907)
Restricted shares forfeited	—	—	16	—	—	—	—	—
Share-based compensation	120	1	57	(7,770)	14,224	—	—	6,455
Balance at December 31, 2024	54,090	$541	25,232	$(2,024,370)	$336,736	$—	$2,470,946	$783,853
Comprehensive income	—	—	—	—	—	511	216,170	216,681
Common stock purchased for treasury	—	—	1,479	(257,777)	—	—	—	(257,777)
Restricted shares forfeited	—	—	21	—	—	—	—	—
Share-based compensation	88	1	53	(9,463)	13,638	—	—	4,176
Balance at December 31, 2025	54,178	$542	26,785	$(2,291,610)	$350,374	$511	$2,687,116	$746,933

The accompanying notes are an integral part of these consolidated financial statements.

Grand Canyon Education, Inc.

Consolidated Statements of Cash Flows

	Year Ended December 31,
(In thousands)	2025	2024	2023
Cash flows provided by operating activities:
Net income	$216,170	$226,234	$204,985
Adjustments to reconcile net income to net cash provided by operating activities:
Share-based compensation	13,639	14,225	13,204
Depreciation and amortization	31,483	28,135	23,554
Amortization of intangible assets	8,419	8,419	8,419
Deferred income taxes	14,739	(165)	402
Lease termination, impairment and other	2,411	—	—
Other, including fixed asset disposals	(154)	1,227	(442)
Changes in assets and liabilities:
Accounts receivable from university partners	(1,330)	(4,137)	(1,398)
Other assets	(4,192)	1,170	(1,639)
Right-of-use assets and lease liabilities	671	1,799	2,105
Accounts payable	(3,451)	9,664	(3,109)
Accrued liabilities	2,192	4,252	(1,974)
Income taxes receivable/payable	(7,106)	(865)	(445)
Net cash provided by operating activities	273,491	289,958	243,662
Cash flows (used in) provided by investing activities:
Capital expenditures	(34,843)	(37,248)	(44,537)
Additions of amortizable content	(60)	(412)	(897)
Purchase of equity investment	(1,000)	—	—
Loss on equity investment	500	—	—
Purchases of investments	(241,723)	(48,594)	(98,853)
Proceeds from sale or maturity of investments	55,532	147,619	63,815
Net cash (used in) provided by investing activities	(221,594)	61,365	(80,472)
Cash flows used in financing activities:
Repurchase of common shares and shares withheld in lieu of income taxes	(264,758)	(173,175)	(137,124)
Net cash used in financing activities	(264,758)	(173,175)	(137,124)
Net (decrease) increase in cash and cash equivalents and restricted cash	(212,861)	178,148	26,066
Cash and cash equivalents and restricted cash, beginning of period	324,623	146,475	120,409
Cash and cash equivalents and restricted cash, end of period	$111,762	$324,623	$146,475
Supplemental disclosure of cash flow information
Cash paid for interest	$—	$4	$33
Cash paid for income taxes	$53,896	$65,261	$59,026
Supplemental disclosure of non-cash investing and financing activities
Purchases of property and equipment included in accounts payable	$835	$1,065	$1,909
ROU Asset and Liability recognition	$—	$7,087	$19,735
Excise tax on treasury stock repurchases	$2,482	$1,502	$1,146

The accompanying notes are an integral part of these consolidated financial statements.

1. Nature of Business

Grand Canyon Education, Inc. (together with its subsidiaries, the “Company” or “GCE”) is a publicly traded education services company dedicated to serving colleges and universities. GCE has developed significant technological solutions, infrastructure and operational processes to provide services to these institutions on a large scale. GCE’s most significant university partner is Grand Canyon University (“GCU”), an Arizona non-profit corporation that operates a comprehensive regionally accredited university that offers graduate and undergraduate degree programs, emphases and certificates across ten colleges both online, on ground at its campus in Phoenix, Arizona and at eleven off-site classroom and laboratory sites.

We also provide education services to numerous university partners across the United States. In the healthcare field, we work in partnership with a growing number of top universities and healthcare networks across the country, offering healthcare-related academic programs at off-campus classroom and laboratory sites located near healthcare providers and developing high-quality, career-ready graduates who enter the workforce ready to meet the demands of the healthcare industry. In addition, we have provided certain services to a university partner to assist them in expanding their online graduate programs. As of December 31, 2025, GCE provides education services to 20 university partners across the United States.

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

Investments

As of December 31, 2024 the Company had no investments. As of December 31, 2025 the Company considered its investments in corporate bonds, agency bonds, treasury bills and commercial paper as available-for-sale securities based on the Company’s intent for the respective securities. Available-for-sale securities are carried at fair value, determined using Level 1 of the hierarchy of valuation inputs, with the use of quoted market prices and inputs other than quoted prices that are observable for the assets. Unrealized investment gains and losses, net of tax, are reported as a separate component of other comprehensive income. Unrealized losses considered to be other-than temporary are recognized currently in earnings. Amortization of premiums, accretion of discounts, interest and dividend income and realized gains and losses are included in interest and other income.

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

Costs that are capitalized include payroll and payroll-related costs for employees who are directly associated and spend time producing content and payments to faculty and subject matter experts involved in the process.  The Company starts capitalizing content costs when it begins to develop or to convert a particular course, resources have been assigned and a timeline has been set. The content asset is placed in service when all work is complete and the curriculum could be used for instruction. Capitalized content development assets are included in other assets in our consolidated balance sheets. The Company has concluded that the most appropriate method to amortize the deferred content assets is on a straight-line basis over the estimated life of the course, which is generally four years which corresponds with course’s review and major revision cycle. As of December 31, 2025 and 2024, $413 and $658, respectively, net of amortization, of deferred content assets are included in other assets in the Company’s consolidated balance sheets and amortization is included in technical and academic services where the costs originated.

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

Finite-lived intangible assets that are acquired in a business combination are recorded at fair value on their acquisition dates and are amortized using a method that reflects the pattern in which the economic benefits of the intangible assets are consumed or on a straight-line basis over the estimated useful life of the intangible asset if the pattern of economic benefit cannot be reliability determined. Finite-lived intangible assets consist of university partner relationships and trade names. The Company reviews its finite-lived intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an intangible asset may not be recoverable. There were no indicators that the carrying amount of the finite-lived intangible assets were impaired as of December 31, 2025. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to undiscounted future net cash flows expected to be generated by the assets. If such intangible assets are not recoverable, a potential impairment loss is recognized to the extent the carrying amounts of the assets exceeds the fair value of the assets.

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

The fair value of investments was determined using Level 1 of the hierarchy of valuation inputs, with the use of inputs other than quoted prices that are observable for the assets. The unit of account used for valuation is the individual underlying security. The basis of fair value measurements for each level is described below, with Level 1 having the highest priority.

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

The Company applies a more-likely-than-not threshold for financial statement recognition and measurement of an uncertain tax position taken or expected to be taken in a tax return. The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. As of December 31, 2025 and 2024, the Company has reserved approximately $16,824 and $14,626, respectively, for uncertain tax positions, including interest and penalties, which is classified within accrued liabilities on the accompanying consolidated balance sheet.

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

The Company’s receivables represent unconditional rights to consideration from our Services Agreements with our university partners. Accounts receivable, net is stated at net realizable value and contains billed and unbilled revenue. The Company utilizes the allowance method to provide for doubtful accounts based on its evaluation of the collectability of the amounts due. There have been no amounts written off and no reserves established as of December 31, 2025 given historical collection experience and an evaluation of reasonable and supportable forecasts of economic conditions and other pertinent factors affecting the Company’s customers such as known credit risk or industry trends. The Company will continue to review and revise its allowance methodology based on its collection experience with its partners.

For our partners with unbilled revenue, revenue recognition occurs in advance of billings. Billings for some university partners do not occur until after the service period has commenced and final enrollment information is available. Our unbilled revenue of $53 and $115 as of December 31, 2025 and 2024, respectively, are included in accounts receivable in our consolidated balance sheets. Deferred revenue represents the excess of amounts received as compared to amounts recognized in revenue on our consolidated statements of income as of the end of the reporting period, and such amounts are reflected as a current liability on our consolidated balance sheets. We generally receive payments for our services billed within 30 days of invoice. These payments are recorded as deferred revenue until the services are delivered and revenue is recognized.

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

Litigation settlement

A litigation settlement of $35,000 was recorded in the year ended December 31, 2025 related to the settlement of the qui tam lawsuit.

Lease termination, impairment and other

The Company incurred $2,411 in lease termination and impairment charges in the year ended December 31, 2025 related to leases. The Company agreed to pay a termination fee of $1,308 for our Indiana office space to early terminate our lease effective in June 2027. An additional $1,103 lease impairment was recorded for the two off-campus classroom and laboratory sites that were closed during the third quarter of 2025. For the year ended December 31, 2024, impairment and other primarily includes the write-off of an internal use software project that has been terminated that it had been attempting to develop for its other university partners and costs relating to exiting from certain off-campus classroom and laboratory sites.

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

Concentration of Credit Risk

The Company believes the credit risk related to cash equivalents and investments is limited due to its adherence to an investment policy that required investments to have a minimum BBB rating, depending on the type of security, by one major rating agency at the time of purchase. All of the Company’s cash equivalents and investments as of December 31, 2025 and 2024 consist of investments rated BBB or higher by at least one rating agency. Additionally, the Company utilizes at least one financial institution to conduct initial and ongoing credit analysis on its investment portfolio to monitor and lower the potential impact of market risk associated with its cash equivalents and investment portfolio. Financial instruments that potentially subject the Company to concentration of credit risk consist principally of cash balances, which are primarily invested in money market funds or on deposit at high credit quality financial institutions in the U.S. Accounts at each institution are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000. At December 31, 2025 and December 31, 2024, the Company had $111,011 and $323,124, respectively, in excess of the FDIC insured limit. The Company is also subject to credit risk for its accounts receivable balance. The Company has not experienced any losses on accounts receivables since July 1, 2018, the date the Company transitioned to an education service company. To manage accounts receivable risk, the Company maintains an allowance for doubtful accounts, if needed. Our dependence on our most significant university partner, with 89.5% and 88.9% of total service revenue for the years ended December 31, 2025 and 2024, respectively, subjects us to the risk that declines in our customers’ operations would result in a sustained reduction in service revenue for the Company.

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

Recently Adopted Accounting Pronouncements

In December 2023, the FASB issued ASU No. 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures.” This ASU includes amendments requiring enhanced income tax disclosures, primarily related to standardization and disaggregation of rate reconciliation categories and income taxes paid by jurisdiction. ASU 2023-09 is effective for fiscal years beginning after December 31, 2024, with early adoption permitted. The Company adopted ASU 2023-09 for the year ended December 31, 2025, and applied the new disclosure requirements retrospectively. Prior period disclosures have been adjusted to reflect the new disclosure requirements. See Note 10 Income Taxes in the accompanying notes to the consolidated financial statements for further detail. The adoption of this guidance did not have a material impact on the Company’s financial condition, results of operations or statements of cash flows.

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

3. Investments

As of December 31, 2025 and 2024, the Company had investments of $188,317 and $0, respectively, classified as available-for sale securities. The Company sold all its investments in the third quarter of 2024 and the proceeds were invested in cash and cash equivalents.

	As of December 31, 2025
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	(Losses)	Value
Corporate bonds	$179,474	$773	$(101)	$180,146
Commercial paper	4,323	—	—	4,323
Agency bonds	3,849	1	(2)	3,848
Total investments	$187,646	$774	$(103)	$188,317

For the year ended December 31, 2024, the net realized gains were $57 and for the years ended December 31, 2025, 2024 and 2023, unrealized gains were $511, $0 and $476, respectively, net of taxes. Available-for-sale securities are carried at fair value on the consolidated balance sheets. The Company estimates the lifetime expected credit losses for all available-for-sale debt securities in an unrealized loss position. If our assessment indicates that an expected credit loss exists, we determine the portion of the unrealized loss attributable to credit deterioration and record a reserve for the expected credit loss in the allowance for credit losses in technology and academic services in our consolidated income statements. Based on the nature of securities there is no allowance recorded for available-for-sale debt securities.

Available-for-sale securities maturing as of December 31:
2026	$73,445
2027	82,477
2028	32,395
$188,317

4. Property and Equipment

Property and equipment consist of the following:

	As of December 31,
	2025	2024
Land	$5,098	$5,098
Land improvements	2,242	2,242
Buildings	51,399	51,399
Buildings and leasehold improvements	39,159	37,424
Computer equipment	142,412	141,160
Furniture, fixtures and equipment	30,639	29,715
Internally developed software	125,160	98,605
Construction in progress	4,348	6,393
	400,457	372,036
Less accumulated depreciation and amortization	(221,500)	(195,213)
Property and equipment, net	$178,957	$176,823

Depreciation expense associated with property and equipment totaled $31,187, $27,760 and $23,106 for the years ended December 31, 2025, 2024, and 2023, respectively.

5. Intangible Assets

Identified intangible assets of $210,280 consisted primarily of university partner relationships that were valued at $210,000, which arose in connection with the acquisition of Orbis Education in January 2019.

Amortizable intangible assets consist of the following as of:

	December 31, 2025
	Estimated	Gross		Net
	Average Useful	Carrying	Accumulated	Carrying
	Life (in years)	Amount	Amortization	Amount
University partner relationships	25	$210,000	$(58,457)	$151,543
Trade names	1	280	(280)	—
Total amortizable intangible assets, net		$210,280	$(58,737)	$151,543

Amortization expense for university partner relationships and trade names for the years ending December 31:

2026	$8,419
2027	8,419
2028	8,419
2029	8,419
2030	8,419
Thereafter	109,448
$151,543

6. Leases

The Company has operating leases for off-campus classroom and laboratory site locations, office space, office equipment, and optical fiber communication lines. These leases have terms that range from one month to 10 years and nine months. At lease inception, we determine the lease term by assuming no exercises of renewal options, due to the Company’s constantly changing geographical needs for its university partners. Leases with an initial term of 12 months or less are not recorded in the consolidated balance sheets and we recognize lease expense for these leases on a straight-line basis over the lease term. The Company has operating lease costs of $17,793, $16,694 and $13,496 for the years ended December 31, 2025, 2024 and 2023, respectively.

As of December 31, 2025, the Company had $15,542 of non-cancelable operating lease commitments for three off-campus classroom and laboratory sites that had not yet commenced. The Company’s weighted-average remaining lease term relating to its operating leases is 7.24 years, with a weighted-average discount rate of 4.44%. The cash paid for operating lease liabilities was $17,111, $14,895 and $11,391 for the years ended December 31, 2025, 2024 and 2023, respectively. As of December 31, 2025, the Company had no financing leases.

Future payment obligations with respect to the Company’s operating leases, which were existing at December 31, 2025, by year and in the aggregate, are as follows:

Year Ending December 31,	Amount
2026	$18,750
2027	18,151
2028	17,475
2029	17,363
2030	15,560
Thereafter	39,576
Total lease payments	$126,875
Less interest	19,552
Present value of lease liabilities	$107,323

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

Pending Litigation Matters

Matters Related to GCU Graduate Program Disclosures and Related Matters. The Company is a party to several matters alleging that, in the performance of its marketing services provided on behalf of GCU, it made false or misleading representations regarding the time to complete and the costs associated with and/or accreditation issues related to certain GCU graduate programs. These matters include:

●	Smith and Wang v. Grand Canyon Education, Inc. This putative class action was filed in June 2024 in the United States District Court for the District of Arizona and asserts claims under the federal RICO statute as well as various claims for violations of state law consumer protection statutes. On September 20, 2024, the plaintiffs amended their complaint, and on November 4, 2024, the Company moved to dismiss the case. The court granted in part and denied in part the motion to dismiss. Specifically, the court dismissed one of the plaintiff’s RICO counts but allowed the other RICO count and the consumer protection claims to proceed to discovery. Discovery is ongoing, and there is currently no trial date scheduled in this matter.
●	Ogdon v. Grand Canyon Education, Inc., et al. This putative class action was filed in May 2020 in federal district court in California and later transferred to United States District Court for the District of Arizona and asserts claims for violations of California’s False Advertising Law, Unfair Competition Law, Consumer Legal Remedies Act; Unjust Enrichment; and purported violations of the federal RICO statute, including a conspiracy claim. The defendants include the Company along with our chief executive officer, chief operating officer and chief financial officer. In July 2025, the plaintiff filed a Second Amended Complaint and added an additional plaintiff. The Company filed a motion to dismiss the Second Amended Complaint on August 19, 2025. The court has not yet ruled on the motion. Discovery is ongoing, and there is currently no trial date scheduled in this matter.
●	Valerio, et al. v. Grand Canyon Education, Inc., et al. This suit was filed on December 24, 2024, in Maricopa County, Arizona Superior Court on behalf of nearly 300 plaintiffs. The plaintiffs assert various claims, including claims for violations of state law consumer protection statutes. The Company filed a motion to dismiss the complaint on May 12, 2025. On September 17, 2025, the court denied the motion to dismiss. The court held a status conference on October 9, 2025, to address issues of case management. The court ordered plaintiffs to file individual complaints for each plaintiff. The plaintiffs filed their individual complaints on December 11, 2025, and Defendants filed answers to each complaint on January 30, 2026. The court has not yet issued a case management conference. There is currently no trial date scheduled in this matter.

We believe that the Company’s representations made in marketing materials or by our employees regarding GCU’s doctoral program requirements were at all times accurate and not false or misleading and thus did not violate applicable law. The Company intends to defend itself vigorously in each of these legal proceedings. The outcome of these legal proceedings is uncertain at this point. At present, the Company cannot estimate a range of loss for these actions based on the information available to the Company. Accordingly, the Company has not accrued any liability associated with these actions.

Tax Reserves, Non-Income Tax Related

From time to time the Company has exposure to various non-income tax related matters that arise in the ordinary course of business. At both December 31, 2025 and 2024, the Company has no non-income tax related matters where exposure is considered probable and the potential loss can be reasonably estimated.

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

	Year Ended December 31,
	2025	2024	2023
Denominator:
Basic weighted average shares outstanding	27,862	29,104	29,991
Effect of dilutive stock options and restricted stock	162	167	156
Diluted weighted average shares outstanding	28,024	29,271	30,147

Diluted weighted average shares outstanding excludes the incremental effect of unvested restricted stock and shares that would be issued upon the assumed exercise of stock options in accordance with the treasury stock method. For each of the years ended December 31, 2025, 2024 and 2023, approximately 15, 20, and 52, respectively, of the Company’s restricted stock awards outstanding were excluded from the calculation of diluted earnings per share as their inclusion would have been anti-dilutive. These restricted stock awards could be dilutive in the future.

9. Equity Transactions

Preferred Stock

As of December 31, 2025 and 2024, the Company had 10,000 shares of authorized but unissued and undesignated preferred stock. The Company’s charter provides that the Board of Directors has authority to issue preferred stock, with voting powers, designations, preferences, and special rights, qualifications, limitation, or restrictions as permitted by law as determined by the Board of Directors, without stockholder approval. The Board of Directors may authorize the issuance of preferred stock with voting or conversion rights that could adversely affect the voting power or other rights of the holders of the common stock.

Treasury Stock

On December 10, 2025 the Board of Directors approved a $300,000 increase under its existing stock repurchase program reflecting an aggregate authorization for share repurchases since the initiation of the program of $2,545,000. The expiration date on the repurchase authorization is March 1, 2027. Repurchases occur at the Company’s discretion. Repurchases may be made in the open market or in privately negotiated transactions, pursuant to the applicable Securities and Exchange Commission rules. The amount and timing of future share repurchases, if any, will be made as market and business conditions warrant.

During the year ended December 31, 2025, the Company repurchased 1,479 shares of common stock at an aggregate cost of $255,294. As of December 31, 2025, there remained $344,354 available under its current share repurchase authorization. Shares repurchased in lieu of taxes are not included in the repurchase plan totals as they were approved in conjunction with the restricted share awards.

10. Income Taxes

The Company has deferred tax assets and liabilities that reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Deferred tax assets are subject to periodic recoverability assessments. Realization of the deferred tax assets, net of deferred tax liabilities is principally dependent upon achievement of projected future taxable income. Based upon the level of historical taxable income and projections for future taxable income over the periods in which the deferred tax assets are deductible, management believes it is more-likely-than-not that the Company will realize the benefits of these deductible differences. The Company has no valuation allowance at December 31, 2025 and 2024.

Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. As changes in tax laws or rates are enacted, deferred tax assets and liabilities are adjusted though income tax expense.

The components of income tax expense (benefit) are as follows:

	Year Ended December 31,
	2025	2024	2023
Current:
Federal	$45,035	$60,294	$54,097
State	3,748	5,009	39
	48,783	65,303	54,136
Deferred:
Federal	13,309	(476)	229
State	1,589	254	325
	14,898	(222)	554
Tax expense recorded as an increase of paid-in capital	—	—	—
	$63,681	$65,081	$54,690

A reconciliation of income tax computed at the U.S. statutory rate to the effective income tax rate is as follows:

	Year Ended December 31,
	2025		2024		2023
U.S. Federal Statutory Tax Rate	$58,769	21.0%	$61,176	21.0%	$54,532	21.0%
State & Local Income Taxes, net of federal income tax effect (1)	2,397	0.9	3,324	1.1	1,592	0.6
Enactment of New Tax Laws	—	—	—	—	—	—
Nontaxable or Nondeductible Items
Other	816	0.3	(182)	(0.1)	32	0.0
Changes in Unrecognized Tax Benefits	1,736	0.6	786	0.3	(1,482)	(0.5)
Other Adjustments	(37)	0.0	(23)	0.0	16	0.0
Effective Tax Rate	$63,681	22.8%	$65,081	22.3%	$54,690	21.1%
(1)	The states and local jurisdictions that contribute to the majority (greater than 50%) of the tax effect in this category include Arizona, Massachusetts, Oregon, New York and New Jersey.

Significant components of the Company’s deferred income tax assets and liabilities, included in Deferred income taxes, non-current on the consolidated balance sheets are as follows:

	As of December 31,	As of December 31,
	2025	2024
Deferred tax assets:
Share-based compensation	$2,904	$2,911
Employee compensation	1,461	1,459
Intangibles	5,345	8,532
Leases	3,041	2,598
State taxes	4,776	4,197
Other	289	171
Deferred tax assets	17,816	19,868

Deferred tax liability:
Property and equipment	(22,180)	(9,337)
Goodwill	(37,051)	(37,051)
Other	(11)	(7)
Deferred tax liability	(59,242)	(46,395)
Net deferred tax liability	$(41,426)	$(26,527)

The net deferred tax liability on the accompanying consolidated balance sheet is comprised of the following:

	As of December 31,	As of December 31,
	2025	2024
Deferred income taxes, current	$6,526	$5,827
Deferred income taxes, non-current	(47,952)	(32,354)
Net deferred tax liability	$(41,426)	$(26,527)

The Company recognizes the impact of a tax position in its financial statements if that position is more-likely-than-not to be sustained on audit, based on the technical merits of the position. The Company discloses all unrecognized tax benefits, which includes the reserves recorded for uncertain tax positions on filed tax returns and the unrecognized portion of affirmative claims. The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. Unrecognized tax benefits as of December 31, 2025 and 2024 were $16,824 and $14,626, respectively.

The reconciliation of the beginning and ending balance of unrecognized tax benefits at December 31, is as follows:

	2025	2024
Unrecognized tax benefits, beginning of year	$14,626	$13,631
Tax positions taken during the current year
Increases	3,461	3,407
Decreases	—	—
Tax positions taken during a prior year
Increases	1,055	2,465
Decreases	(1,173)	(1,550)
Decreases for settlements during the period	—	—
Reductions for lapses of applicable statute of limitations	(1,145)	(3,327)
Unrecognized tax benefits, end of year	$16,824	$14,626

As of December 31, 2025 and 2024, the unrecognized tax benefit recorded of $16,824 and $14,626, respectively, if reversed, would impact the effective tax rate. At both years ended December 31, 2025 and 2024 the Company had accrued $0, in interest and $0, in penalties.

The Company’s uncertain tax positions were related to tax years that remained subject to examination by tax authorities. As of December 31, 2025, the earliest tax year still subject to examination for federal and state purposes is 2022 and 2020, respectively.

The amount of cash income taxes paid by the Company were as follows:

	Year Ended December 31,
	2025	2024	2023
Federal	$49,000	$61,000	$57,000
State and local	4,883	4,252	(344)
Income taxes, net of amounts refunded	$53,883	$65,252	$56,656

11. Share-Based Compensation Plans

Incentive Plans

The Company makes equity incentive grants pursuant to our 2017 Equity Incentive Plan (the “2017 Plan”) under which a maximum of 3,000 shares may be granted. As of December 31, 2025, 873 shares were available for grants under the 2017 Plan.

Restricted Stock

During fiscal years 2025, 2024, and 2023, the Company granted 86, 117, and 136 shares of common stock, respectively, with a service vesting condition to certain of its executives, officers, and employees. The restricted shares have voting rights and vest evenly at 20% over each of the next five years. Upon vesting, shares will be held in lieu of taxes equivalent to the statutory tax withholding required to be paid when the restricted stock vests. During the years ended December 31, 2025, 2024 and 2023, the Company withheld 53, 55, and 56 shares of common stock in lieu of taxes at a cost of $9,463, $7,446, and $6,331, on the restricted stock vesting dates, respectively. In April 2024, a new non-employee director was appointed to the Board of Directors and was granted an initial award of shares pursuant to the Company’s compensation program. The initial award of shares that were granted to such newly appointed director have voting rights and vest on the one-year anniversary of the date of grant. During 2025, 2024 and 2023, following the annual stockholders meeting, the Company granted 2, 3 and 4 shares of common stock to the non-employee members of the Board of Directors. The restricted shares granted to these directors have voting rights and vest on the earlier of (a) the one year anniversary of the date of grant or (b) immediately prior to the following year’s annual stockholders’ meeting.

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

A summary of the activity related to restricted stock granted under the Company’s Incentive Plan is as follows:

		Weighted Average
	Total	Grant Date
	Shares	Fair Value per Share
Outstanding as of December 31, 2022	476	$85.32
Granted	140	$112.60
Vested	(147)	$86.94
Forfeited, canceled or expired	(19)	$87.87
Outstanding as of December 31, 2023	450	$93.16
Granted	120	$130.80
Vested	(151)	$91.84
Forfeited, canceled or expired	(16)	$100.12
Outstanding as of December 31, 2024	403	$104.54
Granted	88	$173.00
Vested	(139)	$98.09
Forfeited, canceled or expired	(21)	$122.94
Outstanding as of December 31, 2025	331	$124.22

As of December 31, 2025, there was approximately $29,430 of total unrecognized share-based compensation cost related to unvested restricted stock awards. These costs are expected to be recognized over a weighted average period of 2.02 years.

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

The table below outlines share-based compensation expense for the fiscal years ended December 31, 2025, 2024 and 2023 related to restricted stock and stock options granted:

	2025	2024	2023
Technology and academic services	$2,486	$2,594	$2,365
Counseling services and support	7,535	7,200	6,862
Marketing and communication	268	226	190
General and administrative	3,350	4,205	3,787
Share-based compensation expense included in operating expenses	$13,639	$14,225	$13,204
Tax effect of share-based compensation	(3,410)	(3,556)	(3,301)
Share-based compensation expense, net of tax	$10,229	$10,669	$9,903

401(k) Plan

The Company has established a 401(k) Defined Contribution Benefit Plan (the “Plan”). The Plan provides eligible employees, upon date of hire, with an opportunity to make tax-deferred contributions into a long-term investment and savings program. All employees over the age of 21 are eligible to participate in the Plan. The Plan allows eligible employees to contribute to the Plan subject to restrictions under the Internal Revenue Code of 1986 (the “Code”), and the Plan allows the Company to make discretionary matching contributions. The Company plans to make a matching contribution to the Plan of approximately $3,292 for the year ended December 31, 2025. The Company made discretionary matching contributions to the Plan of $3,132 and $2,951 for the years ended December 31, 2024 and 2023, respectively.

12. Related Party Transactions

Related party transactions include transactions between the Company and certain of its affiliates. The following transactions were in the normal course of operations and were measured at the exchange amount, which is the amount of consideration established and agreed to by the parties.

As of and for the years ended December 31, 2025, 2024 and 2023, related party transactions consisted of the following:

Affiliates

GCE Community Fund (“GCECF”) - GCECF was initially formed in 2014. GCECF makes grants for charitable, educational, literary, religious or scientific purposes within the meaning of Section 501(c)(3) of the Code, including for such purposes as the making of distributions to organizations that qualify as exempt organizations under Section 501(c)(3) of the Code. The Company’s Chief Executive Officer serves as the president of GCECF and GCECF’s board of directors is comprised entirely of Company executives. The Company is not the primary beneficiary of GCECF, and accordingly, the Company does not consolidate GCECF’s activities with its financial results. The Company made a voluntary charitable contribution of $500 for the year ended December 31, 2025, of which no amounts were owed as of December 31, 2025. No donations were made during the year ended December 31, 2024. The Company made voluntary charitable contributions of $1,650 for the year ended December 31, 2023, of which no amounts were owed as of December 31, 2023.

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

Under the supervision and with the participation of our management, including our Principal Executive Officer and Principal Financial Officer, an evaluation was performed on the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) promulgated under the Exchange Act), as of the end of the period covered by this annual report. Based on that evaluation, our management, including the Principal Executive Officer and Principal Financial Officer, concluded that our disclosure controls and procedures were effective as of December 31, 2025.

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

Management performed an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2025, utilizing the criteria established in the “Internal Control—Integrated Framework (2013)” issued by the Committee of Sponsoring Organizations of the Treadway Commission. The objective of this assessment was to determine whether our internal control over financial reporting was effective as of December 31, 2025. Based on its assessment, management has concluded that, as of December 31, 2025, the Company’s internal control over financial reporting is effective.

The effectiveness of our internal control over financial reporting as of December 31, 2025 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their audit report which is included herein.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended December 31, 2025, which were identified in connection with management’s evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
Grand Canyon Education, Inc.:

Opinion on Internal Control Over Financial Reporting

We have audited Grand Canyon Education, Inc. and subsidiaries’ (the Company) internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2025 and 2024, the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2025, and the related notes (collectively, the consolidated financial statements), and our report dated February 18, 2026 expressed an unqualified opinion on those consolidated financial statements.

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

/s/ KPMG LLP

Phoenix, Arizona
February 18, 2026

Item 9B.      Other Information

Rule 10b5-1 Trading Arrangements

During the quarter ended December 31, 2025, none of our Section 16 directors or officers adopted, modified or terminated a “Rule 10b5-1 trading arrangement” (as defined in Item 408 of Regulation S-K of the Exchange Act).

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

PART III

Item 10.       Directors, Executive Officers and Corporate Governance

The information required by this Item is incorporated by reference from our Proxy Statement to be filed in connection with our 2026 Annual Meeting of Stockholders within 120 days after the end of fiscal year ended December 31, 2025.

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

Item 11.       Executive Compensation

The information required by this Item is incorporated by reference from our Proxy Statement to be filed in connection with our 2026 Annual Meeting of Stockholders within 120 days after the end of fiscal year ended December 31, 2025.

Item 12.       Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item is incorporated by reference from our Proxy Statement to be filed in connection with our 2026 Annual Meeting of Stockholders within 120 days after the end of fiscal year ended December 31, 2025.

Item 13.       Certain Relationships and Related Transactions, and Director Independence

The information required by this Item is incorporated by reference from our Proxy Statement to be filed in connection with our 2026 Annual Meeting of Stockholders within 120 days after the end of fiscal year ended December 31, 2025.

Item 14.       Principal Accounting Fees and Services

The information required by this Item is incorporated by reference from our Proxy Statement to be filed in connection with our 2026 Annual Meeting of Stockholders within 120 days after the end of fiscal year ended December 31, 2025.

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

3.	Exhibits

Number	Description	Method of Filing

2.1	Asset Purchase Agreement, dated July 1, 2018, by and between Grand Canyon Education, Inc. and Grand Canyon University (formerly known as Gazelle University)#	Incorporated by reference to Exhibit 2.1 to GCE’s Quarterly Report on Form 10-Q filed with the SEC on November 8, 2018.

2.2	Agreement and Plan of Merger, dated December 17, 2018, by and among Grand Canyon Education, Inc., GCE Cosmos Merger Sub, LLC and Orbis Education Services, LLC#	Incorporated by reference to Exhibit 2.2 to GCE’s Annual Report on Form 10-K filed with the SEC on February 20, 2019.

3.1	Amended and Restated Certificate of Incorporation (as amended)	Incorporated by reference to Exhibit 3.1 to GCE’s Annual Report on Form 10-K filed with the SEC on February 20, 2019.

3.2	Third Amended and Restated Bylaws	Incorporated by reference to Exhibit 3.1 to GCE’s Current Report on Form 8-K filed with the SEC on October 29, 2014.

4.1	Specimen of Stock Certificate	Incorporated by reference to Exhibit 4.1 to Amendment No. 2 to GCE’s Registration Statement on Form S-1 filed with the SEC on September 29, 2008.

Number	Description	Method of Filing
4.2	Description of Common Stock	Incorporated by reference to Exhibit 4.2 to GCE’s Annual Report on Form 10-K filed with the SEC on February 20, 2020.
10.1	2008 Equity Incentive Plan, as amended†	Incorporated by reference to Exhibit 10.1 to GCE’s Quarterly Report on Form 10-Q filed with the SEC on November 14, 2011.

10.2	2017 Equity Incentive Plan, as amended†	Incorporated by reference to Exhibit 10.1 to GCE’s Current Report on Form 8-K filed with the SEC on June 14, 2017.

10.3	Form of Restricted Stock Agreement under the 2017 Equity Incentive Plan, as amended†	Incorporated by reference to Exhibit 10.3 to GCE’s Annual Report on Form 10-K filed with the SEC on February 21, 2018.

10.4	Third Amended and Restated Executive Employment Agreement, dated May 1, 2023, by and between Grand Canyon Education, Inc. and Brian E. Mueller†	Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on May 2, 2023.

10.5	Third Amended and Restated Executive Employment Agreement, dated May 1, 2023, by and between Grand Canyon Education, Inc. and W. Stan Meyer†	Incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on May 2, 2023.

10.6	Third Amended and Restated Executive Employment Agreement, dated May 1, 2023, by and between Grand Canyon Education, Inc. and Daniel E. Bachus†	Incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on May 2, 2023.

10.7	Second Amended and Restated Executive Employment Agreement, dated May 1, 2023, by and between Grand Canyon Education, Inc. and Dilek Marsh†	Incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on May 2, 2023.

10.8	Second Amended and Restated Executive Employment Agreement, dated April 29, 2025, by and between Grand Canyon Education, Inc. and Kathy J. Claypatch†	Incorporated by reference to Exhibit 10.1 to the Company Quarterly Report on Form 10-Q filed on May 6, 2025.

10.9	Form of Director and Officer Indemnity Agreement	Incorporated by reference to Exhibit 10.21 to Amendment No. 2 to GCE’s Registration Statement on Form S-1 filed with the SEC on September 29, 2008.

10.10	Credit Agreement dated July 1, 2018, by and between Grand Canyon Education, Inc. and Grand Canyon University (formerly known as Gazelle University).	Incorporated by reference to Exhibit 10.7 to GCE’s Quarterly Report on Form 10-Q filed with the SEC on November 8, 2018.

Number	Description	Method of Filing
10.11	Master Services Agreement, dated July 1, 2018, by and between Grand Canyon Education, Inc. and Grand Canyon University (formerly known as Gazelle University).##	Incorporated by reference to Exhibit 10.8 to GCE’s Quarterly Report on Form 10-Q/A filed with the SEC on April 23, 2019.

10.12	Amended and Restated Credit Agreement, dated January 22, 2019, by and among Grand Canyon Education, Inc., Bank of America, N.A., and the other parties named therein.	Incorporated by reference to Exhibit 10.14 to GCE’s Annual Report on Form 10-K filed with the SEC on February 20, 2019.

10.13	Amended and Restated Security and Pledge Agreement, dated January 22, 2019, by and among Grand Canyon Education, Inc., Bank of America, N.A., and the other parties named therein.	Incorporated by reference to Exhibit 10.15 to GCE’s Annual Report on Form 10-K filed with the SEC on February 20, 2019.

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

Incorporated by reference to Exhibit 10.18 to GCE’s Annual Report on Form 10-K filed with the SEC on November 6, 2019.

10.17	Modification of Credit Agreement, Dated October 29, 2021, by and between Grand Canyon Education, Inc. and Grand Canyon University.	Incorporated by reference to Exhibit 10.1 to GCE’s Quarterly Report on Form 10-Q filed with the SEC on November 2, 2021.

19.1	Insider Trading Policy	Incorporated by reference to Exhibit 19.1 to GCE’s Annual Report on Form 10-K filed with the SEC on February 19, 2025.

21.0	Subsidiaries of Grand Canyon Education, Inc.	Filed herewith.

23.1	Consent of KPMG LLP, Independent Registered Public Accounting Firm	Filed herewith.

24.1	Power of Attorney	Filed herewith (on signature page)

31.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a) and 15d-14(a) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith.

Number	Description	Method of Filing
31.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a) and 15d-14(a) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith.

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002††	Filed herewith.

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002††	Filed herewith.

97.1	Grand Canyon Education, Inc. Recovery of Erroneously-Awarded Incentive Compensation Policy, as adopted October 25, 2023.	Incorporated by reference to Exhibit 97.1 to GCE’s Annual Report on Form 10-K filed with the SEC on February 13, 2024.

101

The following financial statements from GCE’s Annual Report on Form 10-K for the year ended December 31, 2025, formatted in Inline XBRL: (i) Consolidated Income Statements, (ii) Consolidated Statements of Comprehensive Income, (iii) Consolidated Balance Sheets, (iv) Consolidated Statements of Stockholders’ Equity, (v) Consolidated Statements of Cash Flows, and (vi) Consolidated Financial Statements tagged as blocks of text and including detailed tags.

Filed herewith.

104	The cover page from GCE’s Annual Report on Form 10-K for the year ended December 31, 2025, formatted in Inline XBRL (included as Exhibit 101).	Filed herewith.

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
Dated: February 18, 2026

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

Signature	Title	Date

/s/ Brian E. Mueller	Chief Executive Officer and Chairman	February 18, 2026
Brian E. Mueller	(Principal Executive Officer)

/s/ Daniel E. Bachus	Chief Financial Officer	February 18, 2026
Daniel E. Bachus	(Principal Financial Officer)

/s/ Lori Browning	SVP, Controller –Chief Accounting Officer	February 18, 2026
Lori Browning	(Principal Accounting Officer)

/s/ Sara Ward	Director	February 18, 2026
Sara Ward

/s/ Jack A. Henry	Director	February 18, 2026
Jack A. Henry

/s/ Lisa Graham Keegan	Director	February 18, 2026
Lisa Graham Keegan

/s/ Chevy Humphrey	Director	February 18, 2026
Chevy Humphrey

/s/ Kevin F. Warren	Director	February 18, 2026
Kevin F. Warren