Form 10-Q
period 2026-03-31
Grand Canyon Education, Inc.
filed 2026-04-30
CIK 1434588

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

or

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

The total number of shares of common stock outstanding as of April 28, 2026, was 26,514,296.

GRAND CANYON EDUCATION, INC.

FORM 10-Q

PART I – FINANCIAL INFORMATION

Item 1.Financial Statements

GRAND CANYON EDUCATION, INC.

Consolidated Income Statements

(Unaudited)

	Three Months Ended
	March 31,
(In thousands, except per share data)	2026	2025
Service revenue	$308,760	$289,310
Costs and expenses:
Technology and academic services	45,030	41,664
Counseling services and support	91,857	86,822
Marketing and communication	63,987	60,330
General and administrative	10,319	10,366
Amortization of intangible assets	2,105	2,105
Total costs and expenses	213,298	201,287
Operating income	95,462	88,023
Investment interest and other	3,021	3,381
Income before income taxes	98,483	91,404
Income tax expense	23,135	19,786
Net income	$75,348	$71,618
Earnings per share:
Basic income per share	$2.82	$2.53
Diluted income per share	$2.80	$2.52
Basic weighted average shares outstanding	26,744	28,277
Diluted weighted average shares outstanding	26,869	28,469

The accompanying notes are an integral part of these consolidated financial statements.

GRAND CANYON EDUCATION, INC.

Consolidated Balance Sheets

	March 31,	December 31,
(In thousands, except par value)	2026	2025
	(Unaudited)
ASSETS:
Current assets
Cash and cash equivalents	$96,145	$111,762
Investments	155,555	188,317
Accounts receivable, net	113,251	84,278
Income tax receivable	231	2,392
Other current assets	14,793	13,430
Total current assets	379,975	400,179
Property and equipment, net	179,656	178,957
Right-of-use assets	93,495	96,571
Amortizable intangible assets, net	149,438	151,543
Goodwill	160,766	160,766
Other assets	4,564	4,289
Total assets	$967,894	$992,305
LIABILITIES AND STOCKHOLDERS’ EQUITY:
Current liabilities
Accounts payable	$29,258	$24,347
Accrued compensation and benefits	25,574	35,199
Accrued liabilities	37,873	32,283
Income taxes payable	20,792	3,355
Deferred revenue	9,868	—
Current portion of lease liability	15,054	14,568
Total current liabilities	138,419	109,752
Deferred income taxes, noncurrent	42,775	41,426
Other long-term liability	1,384	1,439
Lease liability, less current portion	89,126	92,755
Total liabilities	271,704	245,372
Commitments and contingencies
Stockholders’ equity
Preferred stock, $0.01 par value, 10,000 shares authorized; 0 shares issued and outstanding at March 31, 2026 and December 31, 2025	—	—
Common stock, $0.01 par value, 100,000 shares authorized; 54,263 and 54,178 shares issued and 26,705 and 27,393 shares outstanding at March 31, 2026 and December 31, 2025, respectively	543	542
Treasury stock, at cost, 27,558 and 26,785 shares of common stock at March 31, 2026 and December 31, 2025, respectively	(2,420,603)	(2,291,610)
Additional paid-in capital	353,971	350,374
Accumulated other comprehensive (loss) gain	(185)	511
Retained earnings	2,762,464	2,687,116
Total stockholders’ equity	696,190	746,933
Total liabilities and stockholders’ equity	$967,894	$992,305

The accompanying notes are an integral part of these consolidated financial statements.

GRAND CANYON EDUCATION, INC.

Consolidated Statements of Comprehensive Income

(Unaudited)

	Three Months Ended
	March 31,
(In thousands)	2026	2025
Net income	$75,348	$71,618
Other comprehensive income, net of tax:
Unrealized losses on available-for-sale securities, net of taxes of $217 and $1 for the three months ended March 31, 2026 and 2025, respectively	(696)	(7)
Comprehensive income	$74,652	$71,611

The accompanying notes are an integral part of these consolidated financial statements.

GRAND CANYON EDUCATION, INC.

Consolidated Statement of Stockholders’ Equity

(In thousands)

(Unaudited)

	Three Months Ended March 31, 2026
						Accumulated
					Additional	Other
	Common Stock		Treasury Stock		Paid-in	Comprehensive	Retained
	Shares	Par Value	Shares	Cost	Capital	Loss	Earnings	Total
Balance at December 31, 2025	54,178	$542	26,785	$(2,291,610)	$350,374	$511	$2,687,116	$746,933
Comprehensive income	—	—	—	—	—	(696)	75,348	74,652
Common stock purchased for treasury	—	—	725	(121,472)	—	—	—	(121,472)
Restricted shares forfeited	—	—	1	—	—	—	—	—
Share-based compensation	85	1	47	(7,521)	3,597	—	—	(3,923)
Balance at March 31, 2026	54,263	$543	27,558	$(2,420,603)	$353,971	$(185)	$2,762,464	$696,190

	Three Months Ended March 31, 2025
						Accumulated
					Additional	Other
	Common Stock		Treasury Stock		Paid-in	Comprehensive	Retained
	Shares	Par Value	Shares	Cost	Capital	Loss	Earnings	Total
Balance at December 31, 2024	54,090	$541	25,232	$(2,024,370)	$336,736	$—	$2,470,946	$783,853
Comprehensive income	—	—	—	—	—	(7)	71,618	71,611
Common stock purchased for treasury	—	—	395	(68,927)	—	—	—	(68,927)
Restricted shares forfeited	—	—	—	—	—	—	—	—
Share-based compensation	86	1	53	(9,463)	3,629	—	—	(5,833)
Balance at March 31, 2025	54,176	$542	25,680	$(2,102,760)	$340,365	$(7)	$2,542,564	$780,704

The accompanying notes are an integral part of these consolidated financial statements.

GRAND CANYON EDUCATION, INC.

Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended
	March 31,
(In thousands)	2026	2025
Cash flows provided by operating activities:
Net income	$75,348	$71,618
Adjustments to reconcile net income to net cash provided by operating activities:
Share-based compensation	3,598	3,630
Depreciation and amortization	8,343	7,451
Amortization of intangible assets	2,105	2,105
Deferred income taxes	1,566	2,446
Other, including fixed asset disposals	(232)	(207)
Changes in assets and liabilities:
Accounts receivable	(28,973)	(32,748)
Other assets	(1,791)	(4,449)
Right-of-use assets and lease liabilities	(67)	278
Accounts payable	4,022	(2,023)
Accrued liabilities	(5,177)	(5,558)
Income taxes receivable/payable	19,598	16,007
Deferred revenue	9,868	9,081
Net cash provided by operating activities	88,208	67,631
Cash flows provided by (used in) investing activities:
Capital expenditures	(8,129)	(8,948)
Additions of amortizable content	(15)	(20)
Purchase of equity investment	—	(1,000)
Loss on equity investment	100	—
Purchases of investments	(23,512)	(159,920)
Proceeds from sale or maturity of investments	55,637	—
Net cash provided by (used in) investing activities	24,081	(169,888)
Cash flows used in financing activities:
Repurchase of common shares and shares withheld in lieu of income taxes	(127,906)	(77,857)
Net cash used in financing activities	(127,906)	(77,857)
Net decrease in cash and cash equivalents and restricted cash	(15,617)	(180,114)
Cash and cash equivalents and restricted cash, beginning of period	111,762	324,623
Cash and cash equivalents and restricted cash, end of period	$96,145	$144,509
Supplemental disclosure of cash flow information
Cash paid for interest	$—	$—
Cash paid for income taxes	$370	$333
Supplemental disclosure of non-cash investing and financing activities
Purchases of property and equipment included in accounts payable	$1,724	$444
Excise tax on treasury stock repurchases	$1,087	$533

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

We also provide education services to numerous university partners across the United States. In the healthcare field, we work in partnership with a number of top universities and healthcare networks, offering healthcare-related academic programs at off-campus classroom and laboratory sites located near healthcare providers and developing high-quality, career-ready graduates who enter the workforce ready to meet the demands of the healthcare industry. In addition, we have provided certain services to a university partner to assist them in expanding their online graduate programs. As of March 31, 2026, GCE provides education services to 20 university partners across the United States.

2. Summary of Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. Intercompany transactions have been eliminated in consolidation.

Unaudited Interim Financial Information

The accompanying unaudited interim consolidated financial statements of the Company have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) and pursuant to the rules and regulations of the United States Securities and Exchange Commission (the “SEC”) and the instructions to Form 10-Q and Article 10, consistent in all material respects with those applied in its financial statements included in its Annual Report on Form 10-K for the fiscal year ended December 31, 2025. They do not include all of the information and footnotes required by GAAP for complete financial statements. Such interim financial information is unaudited but reflects all adjustments that in the opinion of management are necessary for the fair presentation of the interim periods presented. Interim results are not necessarily indicative of results for a full year. These consolidated financial statements should be read in conjunction with the Company’s audited financial statements and footnotes included in its Annual Report on Form 10-K for the fiscal year ended December 31, 2025 from which the December 31, 2025 balance sheet information was derived.

Use of Estimates

The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

Cash and Cash Equivalents

The Company invests a portion of its cash in excess of current operating requirement in short term certificates of deposit and money market instruments. The Company considers all highly liquid investments with maturities of three months or less at the time of purchase to be cash equivalents.

Investments

As of March 31, 2026 and December 31, 2025, the Company considered its investments in corporate bonds, agency bonds, treasury bills and commercial paper as available-for-sale securities based on the Company’s intent for the respective securities. Available-for-sale securities are carried at fair value, determined using Level 1 of the hierarchy of valuation inputs, with the use of inputs other than quoted prices that are observable for the assets. Unrealized investment

Grand Canyon Education, Inc.

Notes to Consolidated Financial Statements

(In thousands, except per share data)

gains and losses, net of tax, are reported as a separate component of other comprehensive income. Unrealized losses considered to be other-than-temporary are recognized currently in earnings. Amortization of premiums, accretion of discounts, interest and dividend income and realized gains and losses are included in interest and other income.

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

Costs that are capitalized include payroll and payroll-related costs for employees who are directly associated and spend time producing content and payments to faculty and subject matter experts involved in the process. The Company starts capitalizing content costs when it begins to develop or to convert a particular course, resources have been assigned and a timeline has been set. The content asset is placed in service when all work is complete, and the curriculum could be used for instruction. Capitalized content development assets are included in other assets in our consolidated balance sheets. The Company has concluded that the most appropriate method to amortize the deferred content assets is on a straight-line basis over the estimated life of the course, which is generally four years which corresponds with the course’s review and major revision cycle. As of March 31, 2026 and December 31, 2025, $360 and $413, respectively, net of amortization, of deferred content assets are included in other assets, long-term in the

Grand Canyon Education, Inc.

Notes to Consolidated Financial Statements

(In thousands, except per share data)

Company’s consolidated balance sheets and amortization is included in technology and academic services where the costs originated.

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

Finite-lived intangible assets that are acquired in a business combination are recorded at fair value on their acquisition dates and are amortized using a method that reflects the pattern in which the economic benefits of the intangible assets are consumed or on a straight-line basis over the estimated useful life of the intangible asset if the pattern of economic benefit cannot be reliably determined. Finite-lived intangible assets consist of university partner relationships and trade names. The Company reviews its finite-lived intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an intangible asset may not be recoverable. There were no indicators that the carrying amount of the finite-lived intangible assets were impaired as of March 31, 2026. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to undiscounted future net cash flows expected to be generated by the assets. If such intangible assets are not recoverable, a potential impairment loss is recognized to the extent the carrying amounts of the assets exceeds the fair value of the assets.

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

Investments are comprised of corporate bonds, agency bonds, treasury bills and commercial paper.

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

The Company’s receivables represent unconditional rights to consideration from our Services Agreements with our university partners. Accounts receivable, net is stated at net realizable value and contains billed and unbilled revenue. The Company utilizes the allowance method to provide for doubtful accounts based on its evaluation of the expected credit losses. There have been no amounts written off and no reserves established as of March 31, 2026 given historical collection experience and an evaluation of reasonable and supportable forecasts of economic conditions and other pertinent factors affecting the Company’s customers such as known credit risk or industry trends. The Company will continue to review and revise its allowance methodology based on its collection experience with its partners.

For our partners with unbilled revenue, revenue recognition occurs in advance of billings. Billings for some university partners do not occur until after the service period has commenced and final enrollment information is available. Given that the Fall semester ends just prior to December 31 of each year, unbilled revenue is low at year end (whereas a semester is ongoing at the end of each other fiscal quarter, and unbilled revenue is thus higher at the end of our first three quarters). Our unbilled revenue of $4,541 and $53 as of March 31, 2026 and December 31, 2025, respectively, are included in accounts receivable in our consolidated balance sheets. Deferred revenue represents the excess of amounts received as compared to amounts recognized in revenue on our consolidated statements of income as of the end of the reporting period, and such amounts are reflected as a current liability on our consolidated balance sheets. We generally receive payments for our services billed within 30 days of invoice. These payments are recorded as deferred revenue until the services are delivered and revenue is recognized.

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

Insurance/Self-Insurance

The Company uses a combination of insurance and self-insurance for a number of risks, including claims related to employee healthcare, workers’ compensation, general liability and business interruption. Liabilities associated with these risks are estimated based on, among other things, historical claims experience, severity factors and other actuarial assumptions. The Company’s loss exposure related to self-insurance is limited by stop loss coverage on a per occurrence and aggregate basis. The Company regularly analyzes its reserves for incurred but not reported claims, and for reported but not paid claims related to self-funded insurance programs. While the Company believes reserves are adequate, significant judgment is involved in assessing these reserves such as assessing historical paid claims, average lags between the claims’ incurred date, reported dates and paid dates, and the frequency and severity of claims. There may be differences between actual settlement amounts and recorded reserves and any resulting adjustments are included in expense once a probable amount is known.

Concentration of Credit Risk

The Company believes the credit risk related to cash equivalents and investments is limited due to its adherence to an investment policy that requires investments to have a minimum BBB rating, depending on the type of security, by at least one major rating agency at the time of purchase. All of the Company’s cash equivalents and investments as of March 31, 2026 and December 31, 2025 consist of investments rated BBB or higher by at least one rating agency. Additionally, the Company utilizes at least one financial institution to conduct initial and ongoing credit analysis on its investment portfolio to monitor and lower the potential impact of market risk associated with its cash equivalents and investment portfolio. Financial instruments that potentially subject the Company to concentration of credit risk consist principally of cash balances, which are primarily invested in money market funds or on deposit at high credit quality financial institutions in the U.S. Accounts at each institution are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000. At March 31, 2026 and December 31, 2025, the Company had $95,395 and $111,011, respectively, in excess of the FDIC insured limit. The Company is also subject to credit risk for its accounts receivable balance. Our dependence on our most significant university partner, GCU, with 90.3% and 90.4% of total service revenue for the three-month periods ended March 31, 2026 and 2025, respectively, subjects us to the risk that declines in our customer’s operations would result in a sustained reduction in service revenue for the Company.

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

3. Investments

As of March 31, 2026 the Company had investments of $155,555 classified as available-for-sale securities.

	As of March 31, 2026
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	(Losses)	Value
Corporate bonds	$153,453	$151	$(393)	$153,211
Commercial paper	1,494	—	—	1,494
Agency bonds	850	—	—	850
Total investments	$155,797	$151	$(393)	$155,555

For the three months ended March 31, 2026 and 2025, the net unrealized losses were $696 and $7, respectively, net of taxes. Available-for-sale securities are carried at fair value on the consolidated balance sheets. The Company estimates the lifetime expected credit losses for all available-for-sale debt securities in an unrealized loss position. If our assessment indicates that an expected credit loss exists, we determine the portion of the unrealized loss attributable to credit deterioration and record a reserve for the expected credit loss in the allowance for credit losses in technology and academic services in our consolidated income statements. Based on the nature of securities there is no allowance recorded for available-for-sale debt securities.

Grand Canyon Education, Inc.

Notes to Consolidated Financial Statements

(In thousands, except per share data)

Available-for-sale securities maturing as of December 31:
2026	$39,334
2027	75,980
2028	36,614
2029	3,627
$155,555

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

	Three Months Ended
	March 31,
	2026	2025
Denominator:
Basic weighted average shares outstanding	26,744	28,277
Effect of dilutive stock options and restricted stock	125	192
Diluted weighted average shares outstanding	26,869	28,469

Diluted weighted average shares outstanding excludes the incremental effect of unvested restricted stock in accordance with the treasury stock method. For the three-month periods ended March 31, 2026 and 2025, approximately 109 and 60, respectively, of the Company’s restricted stock awards outstanding were excluded from the calculation of diluted earnings per share as their inclusion would have been anti-dilutive. These restricted stock awards could be dilutive in the future.

5. Property and Equipment

Property and equipment consist of the following:

	March 31,	December 31,
	2026	2025
Land	$5,098	$5,098
Land improvements	2,242	2,242
Buildings	51,399	51,399
Buildings and leasehold improvements	39,212	39,159
Computer equipment	143,550	142,412
Furniture, fixtures and equipment	30,990	30,639
Internally developed software	131,414	125,160
Construction in progress	5,404	4,348
	409,309	400,457
Less accumulated depreciation and amortization	(229,653)	(221,500)
Property and equipment, net	$179,656	$178,957

Grand Canyon Education, Inc.

Notes to Consolidated Financial Statements

(In thousands, except per share data)

6. Amortizable Intangible Assets

Identified intangible assets of $210,280 consisted primarily of university partner relationships that were valued at $210,000, which arose in connection with the acquisition of Orbis Education in January 2019.

Amortizable intangible assets consist of the following as of:

	March 31, 2026
	Estimated	Gross		Net
	Average Useful	Carrying	Accumulated	Carrying
	Life (in years)	Amount	Amortization	Amount
University partner relationships	25	$210,000	$(60,562)	$149,438
Trade names	1	280	(280)	—
Total amortizable intangible assets, net		$210,280	$(60,842)	$149,438

Estimated amortization expense for university partner relationships and trade names for the years ending December 31:

2026	$6,314
2027	8,419
2028	8,419
2029	8,419
2030	8,419
Thereafter	109,448
$149,438

7. Leases

The Company has operating leases for off-campus classroom and laboratory sites, office space, office equipment, and optical fiber communication lines. These leases have remaining lease terms that range from five months to 10 years and six months. At lease inception, we determine the lease term by assuming no exercises of renewal options due to the Company’s constantly changing geographical needs for its university partners. Leases with an initial term of 12 months or less are not recorded in the consolidated balance sheets and we recognize lease expense for these leases on a straight-line basis over the lease term. The Company had operating lease costs of $4,502 and $4,339 for the three-month periods ended March 31, 2026 and 2025, respectively.

Grand Canyon Education, Inc.

Notes to Consolidated Financial Statements

(In thousands, except per share data)

As of March 31, 2026, the Company had $28,961 of non-cancelable operating lease commitments for five off-campus classroom and laboratory sites that had not yet commenced. The Company’s weighted-average remaining lease term relating to its operating leases is 7.03 years, with a weighted-average discount rate of 4.45%. The cash paid for operating lease liabilities was $4,570 and $4,053 for the three months ended March 31, 2026 and 2025, respectively. As of March 31, 2026, the Company had no financing leases.

Future payment obligations with respect to the Company’s operating leases, which were existing at March 31, 2026, by year and in the aggregate, are as follows:

Year Ending December 31,	Amount
2026	$14,457
2027	18,176
2028	17,475
2029	17,363
2030	15,560
Thereafter	39,576
Total lease payments	$122,607
Less interest	18,427
Present value of lease liabilities	$104,180

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

Pending Litigation Matters

Matters Related to GCU Graduate Program Disclosures and Related Matters. The Company is a party to several matters alleging that, in the performance of its marketing services provided on behalf of GCU, it made false or misleading representations regarding the time to complete and the costs associated with and/or accreditation issues related to certain GCU graduate programs. These matters include:

●	Smith and Wang v. Grand Canyon Education, Inc. This putative class action was filed in June 2024 in the United States District Court for the District of Arizona and asserts claims under the federal RICO statute as well as various claims for violations of state law consumer protection statutes. On September 20, 2024, the plaintiffs amended their complaint, and on November 4, 2024, the Company moved to dismiss the case. The court granted in part and denied in part the motion to dismiss. Specifically, the court dismissed one of the plaintiff’s RICO counts but allowed the other RICO count and the consumer protection claims to proceed to discovery. Discovery is scheduled to end on May 12, 2026. Plaintiffs filed a motion for class certification as to their RICO claims and to certify California and Florida

Grand Canyon Education, Inc.

Notes to Consolidated Financial Statements

(In thousands, except per share data)

subclasses as to their state law consumer protection claims. The Company has filed its opposition to class certification. There is currently no trial date scheduled in this matter.
●	Ogdon v. Grand Canyon Education, Inc., et al. This putative class action was filed in May 2020 in federal district court in California and later transferred to United States District Court for the District of Arizona and asserts claims for violations of California’s False Advertising Law, Unfair Competition Law, Consumer Legal Remedies Act; Unjust Enrichment; and purported violations of the federal RICO statute, including a conspiracy claim. The defendants include the Company along with our chief executive officer, chief operating officer and chief financial officer. In July 2025, the plaintiff filed a Second Amended Complaint and added an additional plaintiff. The Company filed a motion to dismiss the Second Amended Complaint on August 19, 2025. The court granted in part and denied in part the motion to dismiss. Specifically, the court dismissed plaintiffs’ claims for injunctive relief and plaintiff Ogdon’s money damages for forgiven loans but allowed plaintiff Singh’s New York law claims and RICO claims to proceed. Discovery is ongoing, and there is currently no trial date scheduled in this matter.
●	Valerio, et al. v. Grand Canyon Education, Inc., et al. This suit was filed on December 24, 2024, in Maricopa County, Arizona Superior Court on behalf of nearly 300 plaintiffs. The plaintiffs assert various claims, including claims for violations of state law consumer protection statutes. The Company filed a motion to dismiss the complaint on May 12, 2025. On September 17, 2025, the court denied the motion to dismiss. The court held a status conference on October 9, 2025, to address issues of case management. The court ordered plaintiffs to file individual complaints for each plaintiff. The plaintiffs filed their individual complaints on December 11, 2025, and Defendants filed answers to each complaint on January 30, 2026. Discovery is ongoing and there is currently no trial date scheduled in this matter.

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

9. Share-Based Compensation

Incentive Plan

The Company makes equity incentive grants pursuant to our 2017 Equity Incentive Plan (the “2017 Plan”) under which a maximum of 3,000 shares may be granted. As of March 31, 2026, 788 shares were available for grants under the 2017 Plan.

Restricted Stock

During the three months ended March 31, 2026, the Company granted 85 shares of common stock with a service vesting condition to certain of its executives, officers and employees. The restricted shares have voting rights and vest in five annual installments of 20%, with the first installment vesting in March of the calendar year following the date of grant (the “first vesting date”) and subsequent installments vesting on each of the four anniversaries of the first vesting date. Upon vesting, shares will be withheld in lieu of taxes equivalent to the minimum statutory tax withholding required to be paid when the restricted stock vests. During the three months ended March 31, 2026, the Company withheld 47 shares of common stock in lieu of taxes at a cost of $7,521 on the restricted stock vesting dates.

Grand Canyon Education, Inc.

Notes to Consolidated Financial Statements

(In thousands, except per share data)

A summary of the activity related to restricted stock granted under the 2017 Plan since December 31, 2025 is as follows:

		Weighted Average
	Total	Grant Date
	Shares	Fair Value per Share
Outstanding as of December 31, 2025	331	$124.22
Granted	85	$174.87
Vested	(121)	$109.96
Forfeited, canceled or expired	(1)	$143.55
Outstanding as of March 31, 2026	294	$144.93

Share-based Compensation Expense

The table below outlines share-based compensation expense for the three months ended March 31, 2026 and 2025 related to restricted stock granted:

	2026	2025
Technology and academic services	$660	$731
Counseling services and support	1,982	1,930
Marketing and communication	76	65
General and administrative	880	904
Share-based compensation expense included in operating expenses	$3,598	$3,630
Tax effect of share-based compensation	(900)	(908)
Share-based compensation expense, net of tax	$2,698	$2,722

10. Treasury Stock

The Board of Directors has authorized share repurchases of up to $2,545,000 since the initiation of the Company’s stock repurchase program. The expiration date on the current repurchase authorization is March 1, 2027. Repurchases occur at the Company’s discretion. Repurchases may be made in the open market or in privately negotiated transactions, pursuant to the applicable SEC rules. The amount and timing of future share repurchases, if any, will be made as market and business conditions warrant.

During the three months ended March 31, 2026 the Company repurchased 725 shares of common stock, at an aggregate cost of $120,385. As of March 31, 2026, there remained $223,968 available under its current share repurchase authorization. Shares repurchased in lieu of taxes are not included in the repurchase plan totals as they were approved in conjunction with the restricted share awards. Excise taxes of $1,087 are not included in the repurchase plan totals but are included in the total cost of net share repurchases in the consolidated statement of stockholders’ equity.

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the financial statements and related notes that appear elsewhere in this report.

Forward-Looking Statements

This Quarterly Report on Form 10-Q, including Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations, contains certain “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements include, without limitation, statements regarding: proposed new programs; statements as to whether regulatory developments or other matters may or may not have a material adverse effect on our financial position, results of operations, or liquidity; statements concerning projections, predictions, expectations, estimates, or forecasts as to our business, financial and operational results, and future economic performance; and statements of management’s goals and objectives and other similar expressions concerning matters that are not historical facts. Words such as “may,” “should,” “could,” “would,” “predicts,” “potential,” “continue,” “expects,” “anticipates,” “future,” “intends,” “plans,” “believes,” “estimates” and similar expressions, the negative of these expressions, as well as statements in future tense, identify forward-looking statements. You can also identify forward-looking statements by discussions of strategy, plans or intentions of management.

Forward-looking statements should not be read as a guarantee of future performance or results and will not necessarily be accurate indications of the times at, or by, which such performance or results will be achieved. Forward-looking statements are based on information available at the time those statements are made or management’s good faith belief as of that time with respect to future events and are subject to risks and uncertainties that could cause actual performance or results to differ materially from those expressed in or suggested by the forward-looking statements. Important factors that could cause our actual performance or results to differ materially from those expressed in or suggested by the forward-looking statements, include, but are not limited to:

●	legal and regulatory actions taken against us related to our services business, or against our university partners that impact their businesses and that directly or indirectly reduce the service revenue we can earn under our master services agreements;
●	the occurrence of any event, change or other circumstance that could give rise to the termination of any of the key university partner agreements;
●	our ability to properly manage risks and challenges associated with strategic initiatives, including potential acquisitions or divestitures of, or investments in, new businesses, acquisitions of new properties and new university partners, and expansion of services provided to our existing university partners;
●	our failure to comply with the extensive regulatory framework applicable to us either directly as a third-party service provider or indirectly through our university partners, including Title IV of the Higher Education Act and the regulations thereunder, state laws and regulatory requirements, and accrediting commission requirements, and the results of related legal and regulatory actions that arise from such failures;
●	the harm to our business, results of operations, and financial condition, and harm to our university partners resulting from epidemics, pandemics, or public health crises;
●	the harm to our business and our ability to attract and retain students resulting from capacity constraints, system disruptions, or security breaches in our online computer networks and phone systems;
●	the ability of our university partners’ students to obtain federal Title IV funds, state financial aid, and private financing;
●	potential damage to our reputation or other adverse effects as a result of negative publicity in the media, in the industry or in connection with governmental reports or investigations or otherwise, affecting us or other companies in the education services sector;
●	risks associated with changes in applicable federal and state laws and regulations and accrediting commission standards, including pending rulemaking by the United States Department of Education applicable to us directly or indirectly through our university partners;

●	competition from other education service companies in our geographic region and market sector, including competition for students, qualified executives and other personnel;
●	our expected tax payments and tax rate;
●	our ability to hire and train new employees, and develop and train existing employees;
●	the pace of growth of our university partners’ enrollment and its effect on the pace of our own growth;
●	fluctuations in our revenues due to seasonality;
●	our ability, on behalf of our university partners, to convert prospective students to enrolled students and to retain active students to graduation;
●	our success in updating and expanding the content of existing programs and developing new programs in a cost-effective manner or on a timely basis for our university partners;
●	risks associated with the competitive environment for marketing the programs of our university partners;
●	failure on our part to keep up with advances in technology that could enhance the experience for our university partners’ students;
●	our ability to manage future growth effectively;
●	the impact of any natural disasters or public health emergencies; and
●	general adverse economic conditions or other developments that affect the job prospects of our university partners’ students.

Additional factors that could cause actual results to differ from those discussed in the forward-looking statements include, but are not limited to, those described in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K (the “2025 Form 10-K”) for the fiscal year ended December 31, 2025, filed with the Securities and Exchange Commission (“SEC”) on February 18, 2026, and as updated in our subsequent reports filed with the SEC, including any updates found in Part II, Item 1A of this Quarterly Report on Form 10-Q or our other reports on Form 10-Q. Forward-looking statements speak only as of the date the statements are made. You should not put undue reliance on any forward-looking statements. We assume no obligation to update forward-looking statements to reflect actual results, changes in assumptions, or changes in other factors affecting forward-looking information, except to the extent required by applicable securities laws. If we do update one or more forward-looking statements, no inference should be drawn that we will make additional updates with respect to those or other forward-looking statements.

Executive Overview

Grand Canyon Education, Inc. (together with its subsidiaries, the “Company” or “GCE”) is a publicly traded education services company dedicated to serving colleges and universities. GCE has developed significant technological solutions, infrastructure and operational processes to provide services to these institutions on a large scale. GCE’s most significant university partner is Grand Canyon University (“GCU”), a comprehensive regionally accredited university that offers graduate and undergraduate degree programs, emphases and certificates across ten colleges both online and on ground at its campus in Phoenix, Arizona, and at 11 off-campus classroom and laboratory sites.

We also provide education services to numerous university partners across the United States. In the healthcare field, we work in partnership with a number of top universities and healthcare networks, offering healthcare-related academic programs at off-campus classroom and laboratory sites located near healthcare providers and developing high-quality, career-ready graduates who enter the workforce ready to meet the demands of the healthcare industry. In addition, we have provided certain services to a university partner to assist them in expanding their online graduate programs. As of March 31, 2026, GCE provides education services to 20 university partners across the United States.

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

Critical Accounting Policies and Use of Estimates

Our critical accounting policies are disclosed in the 2025 Form 10-K for the fiscal year ended December 31, 2025. During the three months ended March 31, 2026, there were no significant changes in our critical accounting policies.

Results of Operations

The following table sets forth certain income statement data as a percentage of revenue for each of the periods indicated. Amortization of intangible assets has been excluded from the table below:

	Three Months Ended
	March 31,
	2026	2025
Costs and expenses
Technology and academic services	14.6%	14.4%
Counseling services and support	29.8	30.0
Marketing and communication	20.7	20.9
General and administrative	3.3	3.6

Three Months Ended March 31, 2026 Compared to Three Months Ended March 31, 2025

Service revenue. Our service revenue for the three months ended March 31, 2026 was $308.8 million, an increase of $19.5 million, or 6.7%, as compared to service revenue of $289.3 million for the three months ended March 31, 2025. The increase year over year in service revenue was primarily due to an increase in university partner enrollments of 7.1% to 136,884 at March 31, 2026 as compared to 127,779 at March 31, 2025. GCU enrollments increased to 132,354 at March 31, 2026, an increase of 6.9% over enrollments at March 31, 2025. University partner enrollments at our off-campus classroom and laboratory sites were 5,961, an increase of 18.6% over enrollments at March 31, 2025, which includes 1,431 and 1,021 GCU students at March 31, 2026 and 2025, respectively. Excluding sites that have been closed or are in teach out, total enrollments at our off-campus classroom and laboratory sites increased 20.3% between years. Revenue per student decreased slightly between years primarily due to contract modifications with some of our university partners in which our revenue share percentage was reduced in exchange for us no longer reimbursing these partners for certain faculty costs which had the effect of reducing revenue per student and a slight decline year over year in revenue per student for online students due to the continued mix shift to students that have a slightly lower net tuition rate and a slight decline year over year in ground students which generate a higher revenue per student than online students. These decreases were partially offset by an additional day of revenue for the ground campus due to the start date shifting one day of revenue from the second quarter to the first quarter in 2026 which had a $1.0 million impact and the service revenue per student for accelerated Bachelor of Science in Nursing (“ABSN”) students at off-campus classroom and laboratory sites generating a significantly higher revenue per student than we earn under our agreement with GCU, as these agreements generally provide us with a higher revenue share percentage, the partners have higher tuition rates than GCU and the majority of our partners’ students take more credits on average per semester.

We opened five new sites in the year ended December 31, 2025 closed two sites in which we stopped recruiting new students in 2024 and merged two sites that were located in the same market bringing the total number of these sites to 47 at December 31, 2025, which has also positively impacted the enrollment growth. We plan to open one to two additional sites in the second half of 2026 while mutually agreeing with one partner to stop the recruiting of new students and begin teach outs at its three sites during the first quarter of 2026. Enrollments for GCU ground students were 21,948 at March 31, 2026, down slightly from 22,330 at March 31, 2025. The number of ground students has historically declined between the Fall and Spring semesters due to graduations significantly exceeding Spring new enrollments. GCU online enrollments were 110,406 at March 31, 2026, up from 101,443 at March 31, 2025, an increase of 8.8% between years.

Technology and academic services. Our technology and academic services expenses for the three months ended March 31, 2026 were $45.0 million, an increase of $3.3 million, or 8.1%, as compared to technology and academic services expenses of $41.7 million for the three months ended March 31, 2025. This increase was primarily due to increases in other technology and academic costs, in employee compensation and related expenses, including share-based compensation and benefit costs and in occupancy and depreciation costs of $1.6 million, $1.2 million and $0.5 million, respectively. The increases in other technology and academic costs and occupancy and depreciation were primarily due to the costs associated with the increased enrollment growth at our off-campus classroom and laboratory sites to support our 20 university partners as well as an increase in technology costs and curriculum cost reimbursements to our university partners. The increase in employee compensation and related expenses is primarily due to increased headcount to support our 20 university partners and their increased enrollment growth, tenure-based salary adjustments and a significant year-over-year increase in benefit costs. Our technology and academic services expenses as a percentage of revenue increased by 0.2% to 14.6% for the three months ended March 31, 2026, from 14.4% for the three months ended March 31, 2025. This increase was primarily due to the increased technology costs and curriculum cost reimbursements, partially offset by our ability to leverage our technology and academic service expenses across an increasing revenue base. We anticipate that technology and academic services expenses will increase in the future as we open more off-site classroom and laboratory sites and the growing technology costs and curriculum cost reimbursements and these costs as a percentage of revenue could increase in the future.

Counseling services and support. Our counseling services and support expenses for the three months ended March 31, 2026 were $91.9 million, an increase of $5.1 million, or 5.8%, as compared to counseling services and support expenses of $86.8 million for the three months ended March 31, 2025. This increase was primarily attributable to increases in employee compensation and related expenses including share-based compensation and benefits and in occupancy and depreciation costs of $4.7 million and $0.6 million, respectively, partially offset by a decrease in other counseling services and support expenses of $0.2 million. The increases in employee compensation including share-based compensation and benefits were primarily due to increased headcount to support our university partners, and their planned increases in enrollment, tenure-based salary adjustments and a significant year over year increase in benefit costs. The increase in occupancy and depreciation is primarily related to higher depreciation expense associated with our continued enhancements to technology infrastructure and internal-use software development. The decrease in other counseling services and support expenses is primarily the result of lower travel costs to service our 20 university partners. Our counseling services and support expenses as a percentage of revenue decreased 0.2% to 29.8% for the three months ended March 31, 2026, from 30.0% for the three months ended March 31, 2025 primarily due to our ability to leverage our counseling services and support expenses across an increasing revenue base. We anticipate that counseling services and support expense will increase in the future as we continue to invest to meet our partners’ needs and these costs as a percentage of revenue could increase in the future.

Marketing and communication. Our marketing and communication expenses for the three months ended March 31, 2026 were $64.0 million, an increase of $3.7 million, or 6.1%, as compared to marketing and communication expenses of $60.3 million for the three months ended March 31, 2025. This increase was primarily attributable to the increased cost to market our university partners’ programs and to the marketing of new locations which resulted in increased advertising of $3.1 million, increased employee compensation, including share-based compensation and benefits of $0.4 million, increased occupancy and depreciation expense of $0.1 million and increased other communication expenses of $0.1 million. Our marketing and communication expenses as a percentage of revenue decreased by 0.2% to 20.7% for the three months ended March 31, 2026, from 20.9% for the three months ended March 31 2025, primarily due to our ability to leverage our marketing and communication expenses across an increasing revenue base. We anticipate that marketing and communication expenses will increase in the future as we continue to invest to meet our partners’ needs and these costs as a percentage of revenue could increase in the future.

General and administrative. Our general and administrative expenses for the three months ended March 31, 2026 were $10.3 million, a decrease of $0.1 million, as compared to general and administrative expenses of $10.4 million for the three months ended March 31, 2025. This decrease was primarily attributable to a decrease in professional fees and in occupancy and depreciation expenses of $0.3 million and $0.1 million, respectively. These decreases were partially offset by increases in employee compensation, including share-based compensation and benefit costs and in other administrative expenses of $0.2 million and $0.1 million, respectively. The decrease in professional fees was primarily due to lower legal costs between years. Our general and administrative expenses as a percentage of revenue decreased by 0.3% to 3.3% for the three months ended March 31, 2026, from 3.6% for the three months ended March 31, 2025, primarily due to our ability to leverage our general and administrative expenses across an increasing revenue base. We anticipate that general and administrative expenses will increase in the future and these costs as a percentage of revenue could increase in the future.

Amortization of intangible assets. Amortization of intangible assets for the three months ended March 31, 2026 and 2025 were $2.1 million for both periods. As a result of the Orbis Education acquisition in 2019, certain identifiable intangible assets were created (primarily customer relationships) that will be amortized over their expected lives.

Investment interest and other. Investment interest and other for the three months ended March 31, 2026 was $3.0 million, a decrease of $0.4 million, as compared to $3.4 million for the three months ended March 31, 2025 due to slightly lower returns and lower investment balances.

Income tax expense. Income tax expense for the three months ended March 31, 2026 was $23.1 million, an increase of $3.3 million, or 16.9%, as compared to income tax expense of $19.8 million for the three months ended March 31, 2025. The increase in income tax expense is due to the increase in income before taxes and a higher effective tax rate. Our effective tax rate was 23.5% during the three months ended March 31, 2026 compared to 21.6% during the three months ended March 31, 2025. The effective tax rate increased year over year due to changes in state income taxes and a decrease in excess tax benefits of $1.4 million as compared to $2.7 million in the three months ended March 31, 2026 and 2025, respectively. The inclusion of excess tax benefits and deficiencies as a component of our income tax expense increases the volatility within our provision for income taxes as the amount of excess tax benefits or deficiencies from share-based compensation awards are dependent on our stock price at the date the restricted stock awards vest. Our restricted stock awards vest in March each year so any benefit or expense will primarily impact the first quarter each year.

Net income. Our net income for the three months ended March 31, 2026 was $75.3 million, an increase of $3.7 million, or 5.2% as compared to $71.6 million for the three months ended March 31, 2025, due to the factors discussed above.

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

Liquidity and Capital Resources

	As of March 31,	As of December 31,
(In thousands)	2026	2025
Cash, cash equivalents and investments	$251,700	$300,079

Overview

Our liquidity position, as measured by cash and cash equivalents and investments decreased by $48.4 million between December 31, 2025 and March 31, 2026, which was largely attributable to cash expended for share repurchases and capital expenditures exceeding our cash provided by operations during the three months ended March 31, 2026.

Based on our current level of operations and anticipated growth, we believe that our cash flow from operations and other sources of liquidity, including cash and cash equivalents and investments, will provide adequate funds for ongoing operations, planned capital expenditures, and working capital requirements for at least the next 12 months.

Cash Flows from Operating Activities

	Three Months Ended March 31,
(In thousands)	2026	2025
Net cash provided by operating activities	$88,208	$67,631

The increase in cash generated from operating activities between the three months ended March 31, 2025 and the three months ended March 31, 2026 was primarily due to increased income and changes in working capital balances. Accounts payable increased by $4.0 million between December 31, 2025 and March 31, 2026 compared to the decrease of $2.0 million between December 31, 2024 and March 31, 2025, an increase year over year in cash provided by operating activities of $6.0 million due to timing of vendor payments. Income tax receivable/payable amounts increased by $19.6 million between December 31, 2025 and March 31, 2026 compared to the increase of $16.0 million between December 31, 2024 and March 31, 2025, a $3.6 million increase year over year in cash provided by operating activities due to the increased taxable income. Accounts receivable increased $29.0 million between December 31, 2025 and March 31, 2026 compared to the increase of $32.7 million between December 31, 2024 and March 31, 2025, a $3.7 million increase year over year in cash provided by operating activities due to the timing of collections. Other assets increased $1.8 million between December 31, 2025 and March 31, 2026 compared to the increase of $4.4 million between December 31, 2024 and March 31, 2025, a $2.6 million increase year over year in cash provided by operating activities due to timing of payments. We define working capital as the assets and liabilities, other than cash, generated through the Company’s primary operating activities. Changes in these balances are included in the changes in assets and liabilities presented in the consolidated statement of cash flows.

Cash Flows from Investing Activities

	Three Months Ended March 31,
(In thousands)	2026	2025
Net cash provided by (used in) investing activities	$24,081	$(169,888)

Investing activities provided $24.1 million of cash in the three months ended March 31, 2026 compared to consuming $169.9 million of cash in the three months ended March 31, 2025.

Cash used in investing activities includes investment activity and the change between years in net investing activities is primarily due to investment activity. In the three months ended March 31, 2026, the proceeds from the sale of investments, net of purchases of available-for-sale securities were $32.1 million. In the three months ended March 31, 2025, the purchase of available-for-sale securities, net of proceeds from the sale of investments were $159.9 million.

In the first three months of 2026 and 2025 cash used in investing activities also included capital expenditures totaling $8.1 million and $8.9 million, respectively. Capital expenditures for both periods primarily consisted of leasehold improvements and equipment for new off-campus classroom and laboratory sites, as well as purchases of computer equipment, internal use software projects and furniture and equipment to support our increasing employee headcount. The Company incurs upfront expenses and capital expenditures prior to an off-campus classroom and laboratory site being opened. The Company intends to continue to spend approximately $30.0 million to $35.0 million per year for capital expenditures.

Cash Flows from Financing Activities

	Three Months Ended March 31,
(In thousands)	2026	2025
Net cash used in financing activities	$(127,906)	$(77,857)

Financing activities consumed $127.9 million of cash in the three months ended March 31, 2026 compared to $77.9 million in the three months ended March 31, 2025.

During the three months ended March 31, 2026 and 2025, $120.4 million and $68.4 million, respectively was used to purchase treasury stock in accordance with GCE’s share repurchase program. In 2026 and 2025, $7.5 million and $9.5 million, respectively, of cash was utilized to purchase common shares withheld in lieu of income taxes resulting from the vesting of restricted share awards. The Company intends to continue using a significant portion of its cash flows from operations to repurchase its shares.

Share Repurchase Program

The Board of Directors has authorized share repurchases of up to $2,545.0 million since the initiation of the Company’s stock repurchase program. The expiration date on the current repurchase authorization by our Board of Directors is March 1, 2027. Repurchases occur at the Company’s discretion and the Company may modify, suspend or discontinue the repurchase authorization at any time.

Under our share repurchase authorization, we may purchase shares in the open market or in privately negotiated transactions, pursuant to the applicable SEC rules. The amount and timing of future share repurchases, if any, will be made as market and business conditions warrant.

We repurchased 724,408 shares of common stock in the three months ended March 31, 2026. At March 31, 2026, there remains $224.0 million available under our share repurchase authorization.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have had or are reasonably likely to have a material current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources.

Item 3.   Quantitative and Qualitative Disclosures About Market Risk

Market risk. As of March 31, 2026, we have no derivative financial instruments or derivative commodity instruments. We invest cash in excess of current operating requirements in money market instruments, municipal and corporate bond portfolios or commercial paper at multiple financial institutions.

Interest rate risk. We manage interest rate risk by investing excess funds in cash equivalents, BBB or higher rated corporate bonds, commercial paper, agency bonds, municipal securities, asset backed securities, municipal bonds, and collateralized mortgage obligations bearing variable interest rates, which are tied to various market indices or individual bond coupon rates. Our future investment income may fall short of expectations due to changes in interest rates or we may suffer losses in principal if we are forced to sell securities before their maturity date that have declined in market value due to changes in interest rates. At March 31, 2026, a 10% increase or decrease in interest rates would not have a material impact on our future earnings, fair values, or cash flows.

Item 4.   Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective, as of March 31, 2026, in ensuring that material information relating to us required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in reports it files or submits under the Exchange Act is accumulated and communicated to management, including its principal executive officer or officers and principal financial officer or officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

Item 1A. Risk Factors

There have been no material changes to the risk factors disclosed in the “Risk Factors” section of the 2025 Form 10-K.

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sales of Unregistered Securities

None.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

The Board of Directors has authorized share repurchases of up to $2,545.0 million since the initiation of the Company’s stock repurchase program. The expiration date on the current repurchase authorization by our Board of Directors is March 1, 2027. Repurchases occur at the Company’s discretion and the Company may modify, suspend or discontinue the repurchase authorization at any time. Repurchases may be made in the open market or in privately negotiated transactions, pursuant to the applicable SEC rules. The amount and timing of future share repurchases, if any, will be made as market and business conditions warrant.

During the three months ended March 31, 2026, 724,408 shares of common stock were repurchased by the Company. At March 31, 2026, there remains $224.0 million available under our share repurchase authorization.

The following table sets forth our share repurchases of common stock and our share repurchases in lieu of taxes, which are not included in the repurchase plan totals as they were approved in conjunction with the restricted share awards, during each period in the first quarter of fiscal 2026:

			Total Number of	Maximum Dollar
			Shares Purchased as	Value of Shares
		Average	Part of Publicly	That May Yet Be
	Total Number of	Price Paid	Announced	Purchased Under
Period	Shares Purchased	Per Share	Program	the Program
Share Repurchases
January 1, 2026 – January 31, 2026	184,855	$174.43	184,855	$312,100,000
February 1, 2026 – February 28, 2026	276,534	$161.98	276,534	$267,300,000
March 1, 2026 – March 31, 2026	263,019	$164.81	263,019	$224,000,000
Total	724,408	$166.18	724,408	$224,000,000
Tax Withholdings
January 1, 2026 – January 31, 2026	—	$—	—	$—
February 1, 2026 – February 28, 2026	—	$—	—	$—
March 1, 2026 – March 31, 2026	47,278	$159.07	—	$—
Total	47,278	$159.07	—	$—

Item 3.   Defaults Upon Senior Securities

None.

Item 4.   Mine Safety Disclosures

None.

Item 5.   Other Information

During the three months ended March 31, 2026, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 6.   Exhibits

(a)   Exhibits

Number	Description	Method of Filing
3.1	Amended and Restated Certificate of Incorporation.	Incorporated by reference to Exhibit 3.1 to the Company’s Annual Report on Form 10-K filed with the SEC on February 20, 2019.

3.2	Third Amended and Restated Bylaws.	Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on October 29, 2014.

4.1	Specimen of Stock Certificate.	Incorporated by reference to Exhibit 4.1 to Amendment No. 2 to the Company’s Registration Statement on Form S-1 filed with the SEC on September 29, 2008.

10.1	Executive Employment Agreement, dated February 9, 2026, by and between Grand Canyon Education, Inc. and Dilek Marsh†	Filed herewith.

31.1	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

31.2	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. ††	Filed herewith.

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. ††	Filed herewith.

101

The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2026, formatted in Inline XBRL: (i) Consolidated Income Statements, (ii) Consolidated Statements of Comprehensive Income, (iii) Consolidated Balance Sheets, (iv) Consolidated Statements of Stockholders’ Equity, (v) Consolidated Statements of Cash Flows, and (vi) Notes to Consolidated Financial Statements tagged as blocks of text and including detailed tags.

Filed herewith.

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2026, formatted in Inline XBRL (included as Exhibit 101).	Filed herewith.

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

GRAND CANYON EDUCATION, INC.

Date: April 30, 2026	By:	/s/ Daniel E. Bachus
Daniel E. Bachus
Chief Financial Officer
(Principal Financial Officer)