Form 10-Q
period 2026-06-30
Grand Canyon Education, Inc.
filed 2026-07-30
CIK 1434588

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

or

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

The total number of shares of common stock outstanding as of July 28, 2026, was 26,065,037.

GRAND CANYON EDUCATION, INC.

FORM 10-Q

PART I – FINANCIAL INFORMATION

Item 1.Financial Statements

GRAND CANYON EDUCATION, INC.

Consolidated Income Statements

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands, except per share data)	2026	2025	2026	2025
Service revenue	$264,045	$247,499	$572,805	$536,809
Costs and expenses:
Technology and academic services	45,645	43,134	90,675	84,798
Counseling services and support	88,072	83,023	179,929	169,845
Marketing and communication	59,963	56,037	123,950	116,367
General and administrative	10,109	11,411	20,428	21,777
Amortization of intangible assets	2,105	2,105	4,210	4,210
Total costs and expenses	205,894	195,710	419,192	396,997
Operating income	58,151	51,789	153,613	139,812
Investment interest and other	2,702	3,226	5,723	6,607
Income before income taxes	60,853	55,015	159,336	146,419
Income tax expense	15,001	13,469	38,136	33,255
Net income	$45,852	$41,546	$121,200	$113,164
Earnings per share:
Basic income per share	$1.75	$1.48	$4.58	$4.02
Diluted income per share	$1.75	$1.48	$4.57	$4.00
Basic weighted average shares outstanding	26,162	27,996	26,451	28,136
Diluted weighted average shares outstanding	26,221	28,134	26,543	28,301

The accompanying notes are an integral part of these consolidated financial statements.

GRAND CANYON EDUCATION, INC.

Consolidated Balance Sheets

	June 30,	December 31,
(In thousands, except par value)	2026	2025
	(Unaudited)
ASSETS:
Current assets
Cash and cash equivalents	$171,060	$111,762
Investments	103,466	188,317
Accounts receivable, net	34,237	84,278
Income tax receivable	7,863	2,392
Other current assets	14,830	13,430
Total current assets	331,456	400,179
Property and equipment, net	181,051	178,957
Right-of-use assets	93,767	96,571
Amortizable intangible assets, net	147,333	151,543
Goodwill	160,766	160,766
Other assets	4,806	4,289
Total assets	$919,179	$992,305
LIABILITIES AND STOCKHOLDERS’ EQUITY:
Current liabilities
Accounts payable	$16,781	$24,347
Accrued compensation and benefits	35,332	35,199
Accrued liabilities	34,989	32,283
Income taxes payable	69	3,355
Deferred revenue	15,119	—
Current portion of lease liability	15,346	14,568
Total current liabilities	117,636	109,752
Deferred income taxes, noncurrent	41,840	41,426
Other long-term liability	1,328	1,439
Lease liability, less current portion	88,866	92,755
Total liabilities	249,670	245,372
Commitments and contingencies
Stockholders’ equity
Preferred stock, $0.01 par value, 10,000 shares authorized; 0 shares issued and outstanding at June 30, 2026 and December 31, 2025	—	—
Common stock, $0.01 par value, 100,000 shares authorized; 54,265 and 54,178 shares issued and 26,234 and 27,393 shares outstanding at June 30, 2026 and December 31, 2025, respectively	543	542
Treasury stock, at cost, 28,031 and 26,785 shares of common stock at June 30, 2026 and December 31, 2025, respectively	(2,496,632)	(2,291,610)
Additional paid-in capital	357,427	350,374
Accumulated other comprehensive (loss) gain	(145)	511
Retained earnings	2,808,316	2,687,116
Total stockholders’ equity	669,509	746,933
Total liabilities and stockholders’ equity	$919,179	$992,305

The accompanying notes are an integral part of these consolidated financial statements.

GRAND CANYON EDUCATION, INC.

Consolidated Statements of Comprehensive Income

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands)	2026	2025	2026	2025
Net income	$45,852	$41,546	$121,200	$113,164
Other comprehensive income, net of tax:
Unrealized gains (losses) on available-for-sale securities, net of taxes of $13 and $52 for the three months ended June 30, 2026 and 2025, respectively, and $204 and $51 for the six months ended June 30, 2026 and 2025, respectively	40	172	(656)	165
Comprehensive income	$45,892	$41,718	$120,544	$113,329

The accompanying notes are an integral part of these consolidated financial statements.

GRAND CANYON EDUCATION, INC.

Consolidated Statement of Stockholders’ Equity

(In thousands)

(Unaudited)

	Six Months Ended June 30, 2026
						Accumulated
					Additional	Other
	Common Stock		Treasury Stock		Paid-in	Comprehensive	Retained
	Shares	Par Value	Shares	Cost	Capital	Loss	Earnings	Total
Balance at December 31, 2025	54,178	$542	26,785	$(2,291,610)	$350,374	$511	$2,687,116	$746,933
Comprehensive income	—	—	—	—	—	(696)	75,348	74,652
Common stock purchased for treasury	—	—	725	(121,472)	—	—	—	(121,472)
Restricted shares forfeited	—	—	1	—	—	—	—	—
Share-based compensation	85	1	47	(7,521)	3,597	—	—	(3,923)
Balance at March 31, 2026	54,263	$543	27,558	$(2,420,603)	$353,971	$(185)	$2,762,464	$696,190
Comprehensive income	—	—	—	—	—	40	45,852	45,892
Common stock purchased for treasury	—	—	472	(76,029)	—	—	—	(76,029)
Restricted shares forfeited	—	—	1	—	—	—	—	—
Share-based compensation	2	—	—	—	3,456	—	—	3,456
Balance at June 30, 2026	54,265	$543	28,031	$(2,496,632)	$357,427	$(145)	$2,808,316	$669,509

	Six Months Ended June 30, 2025
						Accumulated
					Additional	Other
	Common Stock		Treasury Stock		Paid-in	Comprehensive	Retained
	Shares	Par Value	Shares	Cost	Capital	Loss	Earnings	Total
Balance at December 31, 2024	54,090	$541	25,232	$(2,024,370)	$336,736	$—	$2,470,946	$783,853
Comprehensive income	—	—	—	—	—	(7)	71,618	71,611
Common stock purchased for treasury	—	—	395	(68,927)	—	—	—	(68,927)
Restricted shares forfeited	—	—	—	—	—	—	—	—
Share-based compensation	86	1	53	(9,463)	3,629	—	—	(5,833)
Balance at March 31, 2025	54,176	$542	25,680	$(2,102,760)	$340,365	$(7)	$2,542,564	$780,704
Comprehensive income	—	—	—	—	—	172	41,546	41,718
Common stock purchased for treasury	—	—	259	(47,933)	—	—	—	(47,933)
Restricted shares forfeited	—	—	5	—	—	—	—	—
Share-based compensation	2	—	—	—	3,487	—	—	3,487
Balance at June 30, 2025	54,178	$542	25,944	$(2,150,693)	$343,852	$165	$2,584,110	$777,976

The accompanying notes are an integral part of these consolidated financial statements.

GRAND CANYON EDUCATION, INC.

Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended
	June 30,
(In thousands)	2026	2025
Cash flows provided by operating activities:
Net income	$121,200	$113,164
Adjustments to reconcile net income to net cash provided by operating activities:
Share-based compensation	7,054	7,117
Depreciation and amortization	17,028	15,260
Amortization of intangible assets	4,210	4,210
Deferred income taxes	618	1,657
Other, including fixed asset disposals	(307)	(602)
Changes in assets and liabilities:
Accounts receivable	50,041	55,249
Other assets	(2,095)	(4,732)
Right-of-use assets and lease liabilities	(307)	379
Accounts payable	(7,841)	(2,605)
Accrued liabilities	892	3,014
Income taxes receivable/payable	(8,757)	(14,622)
Deferred revenue	15,119	14,150
Net cash provided by operating activities	196,855	191,639
Cash flows provided by (used in) investing activities:
Capital expenditures	(18,863)	(17,561)
Additions of amortizable content	(44)	(28)
Purchase of equity investment	—	(1,000)
Loss on equity investment	100	500
Purchases of investments	(36,672)	(191,666)
Proceeds from sale or maturity of investments	121,108	11,007
Net cash provided by (used in) investing activities	65,629	(198,748)
Cash flows used in financing activities:
Repurchase of common shares and shares withheld in lieu of income taxes	(203,186)	(125,236)
Net cash used in financing activities	(203,186)	(125,236)
Net increase (decrease) in cash and cash equivalents and restricted cash	59,298	(132,345)
Cash and cash equivalents and restricted cash, beginning of period	111,762	324,623
Cash and cash equivalents and restricted cash, end of period	$171,060	$192,278
Supplemental disclosure of cash flow information
Cash paid for interest	$—	$—
Cash paid for income taxes	$43,728	$44,476
Supplemental disclosure of non-cash investing and financing activities
Purchases of property and equipment included in accounts payable	$1,110	$1,302
Excise tax on treasury stock repurchases	$1,836	$1,087

The accompanying notes are an integral part of these consolidated financial statements.

Grand Canyon Education, Inc.

Notes to Consolidated Financial Statements

(In thousands, except per share data)

1. Nature of Business

Grand Canyon Education, Inc. (together with its subsidiaries, the “Company” or “GCE”) is a publicly traded education services company dedicated to serving colleges and universities. GCE has developed significant technological solutions, infrastructure and operational processes to provide services to these institutions on a large scale. GCE’s most significant university partner is Grand Canyon University (“GCU”), an Arizona non-profit corporation, a comprehensive regionally accredited university that offers graduate and undergraduate degree programs, emphases and certificates across ten colleges both online, on ground at its campus in Phoenix, Arizona and at 12 off-campus classroom and laboratory sites.

We also provide education services to numerous university partners across the United States. In the healthcare field, we work in partnership with a number of top universities and healthcare networks, offering healthcare-related academic programs at off-campus classroom and laboratory sites located near healthcare providers and developing high-quality, career-ready graduates who enter the workforce ready to meet the demands of the healthcare industry. In addition, we have provided certain services to a university partner to assist them in expanding their online graduate programs. As of June 30, 2026, GCE provides education services to 20 university partners across the United States.

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

Investments

As of June 30, 2026 and December 31, 2025, the Company considered its investments in corporate bonds, agency bonds, treasury bills and commercial paper as available-for-sale securities based on the Company’s intent for the respective securities. Available-for-sale securities are carried at fair value, determined using Level 1 of the hierarchy of valuation inputs, with the use of inputs other than quoted prices that are observable for the assets. Unrealized investment gains and losses, net of tax, are reported as a separate component of other comprehensive income. Unrealized losses

Grand Canyon Education, Inc.

Notes to Consolidated Financial Statements

(In thousands, except per share data)

considered to be other-than-temporary are recognized currently in earnings. Amortization of premiums, accretion of discounts, interest and dividend income and realized gains and losses are included in interest and other income.

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

Costs that are capitalized include payroll and payroll-related costs for employees who are directly associated and spend time producing content and payments to faculty and subject matter experts involved in the process. The Company starts capitalizing content costs when it begins to develop or to convert a particular course, resources have been assigned and a timeline has been set. The content asset is placed in service when all work is complete, and the curriculum could be used for instruction. Capitalized content development assets are included in other assets in our consolidated balance sheets. The Company has concluded that the most appropriate method to amortize the deferred content assets is on a straight-line basis over the estimated life of the course, which is generally four years which corresponds with the course’s review and major revision cycle. As of June 30, 2026 and December 31, 2025, $335 and $413, respectively, net of amortization, of deferred content assets are included in other assets, long-term in the Company’s consolidated balance sheets and amortization is included in technology and academic services where the costs originated.

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

Finite-lived intangible assets that are acquired in a business combination are recorded at fair value on their acquisition dates and are amortized using a method that reflects the pattern in which the economic benefits of the intangible assets are consumed or on a straight-line basis over the estimated useful life of the intangible asset if the pattern of economic benefit cannot be reliably determined. Finite-lived intangible assets consist of university partner relationships and trade names. The Company reviews its finite-lived intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an intangible asset may not be recoverable. There were no indicators that the carrying amount of the finite-lived intangible assets were impaired as of June 30, 2026. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to undiscounted future net cash flows expected to be generated by the assets. If such intangible assets are not recoverable, a potential impairment loss is recognized to the extent the carrying amounts of the assets exceeds the fair value of the assets.

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

The Company’s receivables represent unconditional rights to consideration from our Services Agreements with our university partners. Accounts receivable, net is stated at net realizable value and contains billed and unbilled revenue. The Company utilizes the allowance method to provide for doubtful accounts based on its evaluation of the expected credit losses. There have been no amounts written off and no reserves established as of June 30, 2026 given historical collection experience and an evaluation of reasonable and supportable forecasts of economic conditions and other pertinent factors affecting the Company’s customers such as known credit risk or industry trends. The Company will continue to review and revise its allowance methodology based on its collection experience with its partners.

For our partners with unbilled revenue, revenue recognition occurs in advance of billings. Billings for some university partners do not occur until after the service period has commenced and final enrollment information is available. Given that the Fall semester ends just prior to December 31 of each year, unbilled revenue is low at year end (whereas a semester is ongoing at the end of each other fiscal quarter, and unbilled revenue is thus higher at the end of our first three quarters). Our unbilled revenue of $4,677 and $53 as of June 30, 2026 and December 31, 2025, respectively, are included in accounts receivable in our consolidated balance sheets. Deferred revenue represents the excess of amounts received as compared to amounts recognized in revenue on our consolidated statements of income as of the end of the reporting period, and such amounts are reflected as a current liability on our consolidated balance sheets. We generally receive payments for our services billed within 30 days of invoice. These payments are recorded as deferred revenue until the services are delivered and revenue is recognized.

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

Concentration of Credit Risk

The Company believes the credit risk related to cash equivalents and investments is limited due to its adherence to an investment policy that requires investments to have a minimum BBB rating, depending on the type of security, by at least one major rating agency at the time of purchase. All of the Company’s cash equivalents and investments as of June 30, 2026 and December 31, 2025 consist of investments rated BBB or higher by at least one rating agency. Additionally, the Company utilizes at least one financial institution to conduct initial and ongoing credit analysis on its investment portfolio to monitor and lower the potential impact of market risk associated with its cash equivalents and investment portfolio. Financial instruments that potentially subject the Company to concentration of credit risk consist principally of cash balances, which are primarily invested in money market funds or on deposit at high credit quality financial institutions in the U.S. Accounts at each institution are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000. At June 30, 2026 and December 31, 2025, the Company had $169,042 and $111,011, respectively, in excess of the FDIC insured limit. The Company is also subject to credit risk for its accounts receivable balance. Our dependence on our most significant university partner, GCU, with 89.4% of total service revenue for each of the six-month periods ended June 30, 2026 and 2025, subjects us to the risk that declines in our customer’s operations would result in a sustained reduction in service revenue for the Company.

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

3. Investments

As of June 30, 2026 the Company had investments of $103,466 classified as available-for-sale securities.

	As of June 30, 2026
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	(Losses)	Value
Corporate bonds	$102,806	$66	$(255)	$102,617
Agency bonds	850	—	(1)	849
Total investments	$103,656	$66	$(256)	$103,466

For the six months ended June 30, 2026 and 2025, the net unrealized gains and (losses) were ($656) and $165, respectively, net of taxes. Available-for-sale securities are carried at fair value on the consolidated balance sheets. The Company estimates the lifetime expected credit losses for all available-for-sale debt securities in an unrealized loss position. If our assessment indicates that an expected credit loss exists, we determine the portion of the unrealized loss attributable to credit deterioration and record a reserve for the expected credit loss in the allowance for credit losses in technology and academic services in our consolidated income statements. Based on the nature of securities there is no allowance recorded for available-for-sale debt securities.

Grand Canyon Education, Inc.

Notes to Consolidated Financial Statements

(In thousands, except per share data)

Available-for-sale securities maturing as of December 31:
2026	$18,072
2027	41,850
2028	31,088
2029	12,456
$103,466

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
Denominator:
Basic weighted average shares outstanding	26,162	27,996	26,451	28,136
Effect of dilutive stock options and restricted stock	59	138	92	165
Diluted weighted average shares outstanding	26,221	28,134	26,543	28,301

Diluted weighted average shares outstanding excludes the incremental effect of unvested restricted stock in accordance with the treasury stock method. For the three-month periods ended June 30, 2026 and 2025, approximately 116 and nil, respectively, and for the six-months periods ended June 30, 2026 and 2025, approximately 112 and 30, respectively, of the Company’s restricted stock awards outstanding were excluded from the calculation of diluted earnings per share as their inclusion would have been anti-dilutive. These restricted stock awards could be dilutive in the future.

5. Property and Equipment

Property and equipment consist of the following:

	June 30,	December 31,
	2026	2025
Land	$5,098	$5,098
Land improvements	2,242	2,242
Buildings	51,399	51,399
Buildings and leasehold improvements	40,291	39,159
Computer equipment	144,263	142,412
Furniture, fixtures and equipment	30,957	30,639
Internally developed software	135,976	125,160
Construction in progress	8,438	4,348
	418,664	400,457
Less accumulated depreciation and amortization	(237,613)	(221,500)
Property and equipment, net	$181,051	$178,957

Grand Canyon Education, Inc.

Notes to Consolidated Financial Statements

(In thousands, except per share data)

6. Amortizable Intangible Assets

Identified intangible assets of $210,280 consisted primarily of university partner relationships that were valued at $210,000, which arose in connection with the acquisition of Orbis Education in January 2019.

Amortizable intangible assets consist of the following as of:

	June 30, 2026
	Estimated	Gross		Net
	Average Useful	Carrying	Accumulated	Carrying
	Life (in years)	Amount	Amortization	Amount
University partner relationships	25	$210,000	$(62,667)	$147,333
Trade names	1	280	(280)	—
Total amortizable intangible assets, net		$210,280	$(62,947)	$147,333

Estimated amortization expense for university partner relationships and trade names for the years ending December 31:

2026	$4,209
2027	8,419
2028	8,419
2029	8,419
2030	8,419
Thereafter	109,448
$147,333

7. Leases

The Company has operating leases for off-campus classroom and laboratory sites, office space, office equipment, and optical fiber communication lines. These leases have remaining lease terms that range from two months to 11 years. At lease inception, we determine the lease term by assuming no exercises of renewal options due to the Company’s constantly changing geographical needs for its university partners. Leases with an initial term of 12 months or less are not recorded in the consolidated balance sheets and we recognize lease expense for these leases on a straight-line basis over the lease term. The Company had operating lease costs of $9,065 and $8,749 for the six-month periods ended June 30, 2026 and 2025, respectively.

As of June 30, 2026, the Company had $31,055 of non-cancelable operating lease commitments for five off-campus classroom and laboratory sites that had not yet commenced. The Company’s weighted-average remaining lease term relating to its operating leases is 6.97 years, with a weighted-average discount rate of 4.51%. The cash paid for operating lease liabilities was $9,372 and $8,358 for the six months ended June 30, 2026 and 2025, respectively. As of June 30, 2026, the Company had no financing leases.

Future payment obligations with respect to the Company’s operating leases, which were existing at June 30, 2026, by year and in the aggregate, are as follows:

Year Ending December 31,	Amount
2026	$9,777
2027	18,625
2028	17,937
2029	17,838
2030	16,047
Thereafter	42,573
Total lease payments	$122,797
Less interest	18,585
Present value of lease liabilities	$104,212

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

Pending Litigation Matters

Matters Related to GCU Graduate Program Disclosures and Related Matters. The Company is a party to several matters alleging that, in the performance of its marketing services provided on behalf of GCU, it made false or misleading representations regarding the time to complete and the costs associated with and/or accreditation issues related to certain GCU graduate programs. These matters include:

●	Smith and Wang v. Grand Canyon Education, Inc. This putative class action was filed in June 2024 in the United States District Court for the District of Arizona and asserts claims under the federal RICO statute as well as various claims for violations of state law consumer protection statutes. On September 20, 2024, the plaintiffs amended their complaint, and on November 4, 2024, the Company moved to dismiss the case. The court granted in part and denied in part the motion to dismiss. Specifically, the court dismissed one of the plaintiff’s RICO counts but allowed the other RICO count and the consumer protection claims to proceed to discovery. Fact discovery ended on May 12, 2026, but the Parties jointly requested that the Court permit limited supplemental depositions that were conducted on July 15, 2026. Plaintiffs filed a motion for class certification as to their RICO claims and to certify California and Florida subclasses as to their state law consumer protection claims. The Company has filed its opposition to class certification. There is currently no trial date scheduled in this matter.
●	Ogdon v. Grand Canyon Education, Inc., et al. This putative class action was filed in May 2020 in federal district court in California and later transferred to United States District Court for the District of Arizona and asserts claims for violations of California’s False Advertising Law, Unfair Competition Law, Consumer Legal Remedies Act; Unjust Enrichment; and purported violations of the federal RICO statute, including a conspiracy claim. The defendants include the Company along with our chief executive officer, chief operating officer and chief financial officer. In July 2025, the plaintiff filed a Second Amended Complaint and added an additional plaintiff. The Company filed a motion to dismiss the Second Amended Complaint on August 19, 2025. The court granted in part and denied in part the motion to dismiss. Specifically, the court dismissed plaintiffs’ claims for injunctive relief and plaintiff Ogdon’s money damages for forgiven loans but allowed plaintiff Singh’s New York law claims and RICO claims to proceed. Discovery is ongoing, and there is currently no trial date scheduled in this matter.
●	Valerio, et al. v. Grand Canyon Education, Inc., et al. This suit was filed on December 24, 2024, in Maricopa County, Arizona Superior Court on behalf of nearly 300 plaintiffs. The plaintiffs assert various claims, including claims for violations of state law consumer protection statutes. The Company filed a motion to dismiss the complaint on May 12, 2025. On September 17, 2025, the court denied the motion to dismiss. The court held a status conference on October 9, 2025, to address issues of case management. The court ordered plaintiffs to file individual complaints for each plaintiff. The plaintiffs

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

9. Share-Based Compensation

Incentive Plan

Prior to June 2026, the Company made equity incentive grants under its 2017 Equity Incentive Plan (the “2017 Plan”). In April 2026, the Board of Directors of the Company approved, and at the Company’s 2026 annual meeting of stockholders held on June 10, 2026, the Company’s stockholders adopted, a 2026 Equity Incentive Plan (the “2026 Plan”). All future grants of equity incentives will be made from the 2026 Plan. As of June 30, 2026, 1,497 shares were available for grants under the 2026 Plan.

Restricted Stock

During the six months ended June 30, 2026, the Company granted 85 shares of common stock with a service vesting condition to certain of its executives, officers and employees. The restricted shares have voting rights and vest in five annual installments of 20%, with the first installment vesting in March of the calendar year following the date of grant (the “first vesting date”) and subsequent installments vesting on each of the four anniversaries of the first vesting date. Upon vesting, shares will be withheld in lieu of taxes equivalent to the minimum statutory tax withholding required to be paid when the restricted stock vests. During the six months ended June 30, 2026, the Company withheld 47 shares of common stock in lieu of taxes at a cost of $7,521 on the restricted stock vesting dates. In June 2026, following the annual stockholders meeting, the Company granted 2 shares of common stock to the non-employee members of the Board of Directors. The restricted shares granted to these directors have voting rights and vest on the earlier of (a) the one-year anniversary of the date of grant or (b) immediately prior to the next annual stockholders meeting.

A summary of the activity related to restricted stock granted under the 2017 Plan and the 2026 Plan since December 31, 2025 is as follows:

		Weighted Average
	Total	Grant Date
	Shares	Fair Value per Share
Outstanding as of December 31, 2025	331	$124.22
Granted	87	$174.18
Vested	(123)	$111.18
Forfeited, canceled or expired	(2)	$145.82
Outstanding as of June 30, 2026	293	$144.38

Grand Canyon Education, Inc.

Notes to Consolidated Financial Statements

(In thousands, except per share data)

Share-based Compensation Expense

The table below outlines share-based compensation expense for the six months ended June 30, 2026 and 2025 related to restricted stock granted:

	2026	2025
Technology and academic services	$1,306	$1,452
Counseling services and support	3,868	3,834
Marketing and communication	153	132
General and administrative	1,727	1,699
Share-based compensation expense included in operating expenses	$7,054	$7,117
Tax effect of share-based compensation	(1,764)	(1,779)
Share-based compensation expense, net of tax	$5,290	$5,338

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

During the six months ended June 30, 2026 the Company repurchased 1,197 shares of common stock, at an aggregate cost of $195,665. As of June 30, 2026, there remained $148,689 available under its current share repurchase authorization. Shares repurchased in lieu of taxes are not included in the repurchase plan totals as they were approved in conjunction with the restricted share awards. Excise taxes of $1,836 are not included in the repurchase plan totals but are included in the total cost of net share repurchases in the consolidated statement of stockholders’ equity.

11. Subsequent Events

As is described in Footnote 1, on July 1, 2018, the Company entered into the Master Services Agreement with GCU.   Under the terms of the Master Services Agreement, the Company provides identified technological, counseling, marketing, financial aid processing and other support services to GCU in return for service fees equal to 60% of GCU’s revenue derived from tuition and academic-related fees, ancillary fees related to student housing, food service, athletic ticket sales, and arena, hotel, golf course, and apparel operations. The Master Services Agreement had an initial term of fifteen (15) years running through June 30, 2033, subject to renewal options, although GCU has the right to terminate the MSA at any time after July 1, 2025 for convenience upon payment of a termination fee equal to one-hundred (100%) of the fees paid to the Company in the trailing twelve (12) month period. If GCU chose not to renew the Master Services Agreement after the initial fifteen (15) year term or any subsequent five-year automatic renewal term, GCU would be required to pay the Company a non-renewal fee equal to fifty percent (50%) of the fees paid in the trailing twelve (12) month period.

On July 29, 2026, we entered into an Amended and Restated Master Services Agreement with GCU (the “Amended MSA”).   The Amended MSA is effective as of July 1, 2026, has an initial term of fifteen (15) years running through June 30, 2041, and, unless notice of non-renewal is given at least eighteen (18) months in advance of the end of the initial term or any renewal term, will automatically renew up to three additional five (5) year renewal terms.    The Amended MSA eliminates GCU’s ability to terminate for convenience (while also eliminating any related early termination fees owed by GCU) prior to the end of the term, restructures the service fees such that going forward (i) service fees are calculated as 60% of tuition and academic-related fees only, (ii) ancillary fees and other revenue are for the sole benefit of GCU, and (iii)  a reimbursement payment that the Company had been making to GCU in respect of certain academic related costs is eliminated, and (iv) in lieu of the prior non-renewal fee that was due if GCU did not renew the MSA at the end of the term, the Company would continue to provide services to, and receive services fees from, GCU for an eighteen (18) month period following termination.  As previously disclosed, the Company estimates that, under the Amended MSA, its service revenue will be reduced by approximately $20 million annually but that its operating income will decline by an immaterial amount due to the elimination of the academic reimbursement payment.

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

Executive Overview

Grand Canyon Education, Inc. (together with its subsidiaries, the “Company” or “GCE”) is a publicly traded education services company dedicated to serving colleges and universities. GCE has developed significant technological solutions, infrastructure and operational processes to provide services to these institutions on a large scale. GCE’s most significant university partner is Grand Canyon University (“GCU”), a comprehensive regionally accredited university that offers graduate and undergraduate degree programs, emphases and certificates across ten colleges both online and on ground at its campus in Phoenix, Arizona, and at 12 off-campus classroom and laboratory sites.

We also provide education services to numerous university partners across the United States. In the healthcare field, we work in partnership with a number of top universities and healthcare networks, offering healthcare-related academic programs at off-campus classroom and laboratory sites located near healthcare providers and developing high-quality, career-ready graduates who enter the workforce ready to meet the demands of the healthcare industry. In addition, we have provided certain services to a university partner to assist them in expanding their online graduate programs. As of June 30, 2026, GCE provides education services to 20 university partners across the United States.

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

Critical Accounting Policies and Use of Estimates

Our critical accounting policies are disclosed in the 2025 Form 10-K for the fiscal year ended December 31, 2025. During the six months ended June 30, 2026, there were no significant changes in our critical accounting policies.

Results of Operations

The following table sets forth certain income statement data as a percentage of revenue for each of the periods indicated. Amortization of intangible assets has been excluded from the table below:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
Costs and expenses
Technology and academic services	17.3%	17.4%	15.8%	15.8%
Counseling services and support	33.4	33.5	31.4	31.6
Marketing and communication	22.7	22.6	21.6	21.7
General and administrative	3.8	4.6	3.6	4.1

Three Months Ended June 30, 2026 Compared to Three Months Ended June 30, 2025

Service revenue. Our service revenue for the three months ended June 30, 2026 was $264.0 million, an increase of $16.5 million, or 6.7%, as compared to service revenue of $247.5 million for the three months ended June 30, 2025. The increase year over year in service revenue was primarily due to an increase in university partner enrollments of 7.6% to 126,231 at June 30, 2026 as compared to 117,283 at June 30, 2025. GCU enrollments increased to 121,921 at June 30, 2026, an increase of 7.5% over enrollments at June 30, 2025. University partner enrollments at our off-campus classroom and laboratory sites were 5,829, an increase of 16.8% over enrollments at June 30, 2025, which includes 1,519 and 1,142 GCU students at June 30, 2026 and 2025, respectively. Excluding sites that have been closed or are in teach out, total enrollments at our off-campus classroom and laboratory sites increased 18.5% between years. Revenue per student decreased slightly between years primarily due to contract modifications with one of our university partners in which our revenue share percentage was reduced in exchange for us no longer reimbursing this partner for certain faculty costs which had the effect of reducing revenue per student and a slight decline year over year in revenue per student for online students due to the continued mix shift to students that have a slightly lower net tuition rate and a slight decline year over year in Spring semester ground traditional students which generate a higher revenue per student than online students. In addition there was one less day of revenue for the ground campus due to the start date shifting one day of revenue from the second quarter to the first quarter in 2026 which had a $1.0 million impact. These decreases were partially offset by the service revenue per student for accelerated Bachelor of Science in Nursing (“ABSN”) students at off-campus classroom and laboratory sites generating a significantly higher revenue per student than we earn under our agreement with GCU, as these agreements generally provide us with a higher revenue share percentage, the partners have higher tuition rates than GCU and the majority of our partners’ students take more credits on average per semester.

We opened one new site in the six months ended June 30, 2026 and closed one site in which we stopped recruiting new students in 2025, thus the total number of sites remains at 47 at June 30, 2026. We plan to open one additional site in the Fall of 2026. Enrollments for GCU ground students were 8,910 at June 30, 2026, up 3.9% from 8,579 at June 30, 2025. GCU ground enrollment declines between March 31 and June 30 of each year as ground traditional enrollment at GCU at June 30 of each year only includes traditional-aged students taking summer school classes, which is a small percentage of GCU’s traditional-aged student body. The Spring semester for GCU’s traditional-aged student body ends near the end of April each year. GCU online enrollments were 113,011 at June 30, 2026, up from 104,856 at June 30, 2025, an increase of 7.8% between years.

Technology and academic services. Our technology and academic services expenses for the three months ended June 30, 2026 were $45.6 million, an increase of $2.5 million, or 5.8%, as compared to technology and academic services expenses of $43.1 million for the three months ended June 30, 2025. This increase was primarily due to increases in employee compensation and related expenses, including share-based compensation and benefit costs, in other technology and academic costs, and in occupancy and depreciation costs of $0.9 million, $0.8 million and $0.8 million, respectively. The increase in employee compensation and related expenses is primarily due to increased headcount to support our 20 university partners and their increased enrollment growth, tenure-based salary adjustments and a significant year-over-year increase in benefit costs. The increases in other technology and academic costs and occupancy and depreciation were primarily due to the costs associated with the increased enrollment growth at our off-campus classroom and laboratory sites to support our 20 university partners as well as an increase in technology costs and curriculum cost reimbursements to our university partners. Our technology and academic services expenses as a percentage of revenue decreased by 0.1% to 17.3% for the three months ended June 30, 2026, from 17.4% for the three months ended June 30, 2025. This decrease was primarily due to our ability to leverage our technology and academic service expenses across an increasing revenue base offset by the increased technology costs and curriculum cost reimbursements. We anticipate that technology and academic services expenses will increase in the future as we open more off-site classroom and laboratory sites and technology costs continue to grow, partially offset by a decrease in curriculum cost reimbursements due to the Amended Master Services Agreement, and these costs as a percentage of revenue could increase in the future.

Counseling services and support. Our counseling services and support expenses for the three months ended June 30, 2026 were $88.1 million, an increase of $5.1 million, or 6.1%, as compared to counseling services and support expenses of $83.0 million for the three months ended June 30, 2025. This increase was primarily attributable to increases in employee compensation and related expenses including share-based compensation and benefits and in occupancy and depreciation costs of $4.7 million and $0.6 million, respectively, partially offset by a decrease in other counseling services and support expenses of $0.2 million. The increases in employee compensation including share-based compensation and benefits were primarily due to increased headcount to support our university partners, and their planned increases in enrollment, tenure-based salary adjustments and a significant year over year increase in benefit costs. The increase in occupancy and depreciation is primarily related to the increased headcount and continued enhancements to technology infrastructure and internal-use software development for employees that service students. The decrease in other counseling services and support expenses is primarily the result of lower travel costs to service our 20 university partners. Our counseling services and support expenses as a percentage of revenue decreased 0.1% to 33.4% for the three months ended June 30, 2026, from 33.5% for the three months ended June 30, 2025 primarily due to our ability to leverage our counseling services and support expenses across an increasing revenue base offset by the increased costs described above. We anticipate that counseling services and support expense will increase in the future as we continue to invest to meet our partners’ needs and these costs as a percentage of revenue could increase in the future.

Marketing and communication. Our marketing and communication expenses for the three months ended June 30, 2026 were $60.0 million, an increase of $4.0 million, or 7.0%, as compared to marketing and communication expenses of $56.0 million for the three months ended June 30, 2025. This increase was primarily attributable to the increased spend to market our university partners’ programs and due to the marketing of new locations which resulted in increased advertising of $3.6 million, increased employee compensation, including share-based compensation and benefits of $0.2 million, increased occupancy and depreciation expense of $0.1 million and increased other communication expenses of $0.1 million. Our marketing and communication expenses as a percentage of revenue increased by 0.1% to 22.7% for the three months ended June 30, 2026, from 22.6% for the three months ended June 30, 2025. We anticipate that marketing and communication expenses will increase in the future as we continue to invest to meet our partners’ needs and these costs as a percentage of revenue could increase in the future.

General and administrative. Our general and administrative expenses for the three months ended June 30, 2026 were $10.1 million, a decrease of $1.3 million, or 11.4%, as compared to general and administrative expenses of $11.4 million for the three months ended June 30, 2025. This decrease was primarily attributable to a decrease in professional fees, in other administrative expenses and in occupancy and depreciation expenses of $0.9 million, $0.4 million and $0.2 million, respectively. These decreases were partially offset by increases in employee compensation, including share-based compensation and benefit costs of $0.2 million. The decrease in professional fees was primarily due to lower legal costs between years. Our general and administrative expenses as a percentage of revenue decreased by 0.8% to 3.8% for the three months ended June 30, 2026, from 4.6% for the three months ended June 30, 2025, primarily due to the decreased legal fees and our ability to leverage our general and administrative expenses across an increasing revenue base. General and administrative expenses could increase in the future and these costs as a percentage of revenue could increase in the future.

Amortization of intangible assets. Amortization of intangible assets for the three months ended June 30, 2026 and 2025 were $2.1 million for both periods. As a result of the Orbis Education acquisition in 2019, certain identifiable intangible assets were created (primarily customer relationships) that will be amortized over their expected lives.

Investment interest and other. Investment interest and other for the three months ended June 30, 2026 was $2.7 million, a decrease of $0.5 million, as compared to $3.2 million for the three months ended June 30, 2025 due to slightly lower returns and lower investment balances.

Income tax expense. Income tax expense for the three months ended June 30, 2026 was $15.0 million, an increase of $1.5 million, or 11.4%, as compared to income tax expense of $13.5 million for the three months ended June 30, 2025. The increase in income tax expense is due to the increase in income before taxes and a higher effective tax rate. Our effective tax rate was 24.7% during the three months ended June 30, 2026 compared to 24.5% during the three months ended June 30, 2025. The effective tax rate increased year over year due to changes in state income taxes.

Net income. Our net income for the three months ended June 30, 2026 was $45.9 million, an increase of $4.4 million, or 10.4% as compared to $41.5 million for the three months ended June 30, 2025, due to the factors discussed above.

Six Months Ended June 30, 2026 Compared to Six Months Ended June 30, 2025

Service revenue. Our service revenue for the six months ended June 30, 2026 was $572.8 million, an increase of $36.0 million, or 6.7%, as compared to service revenue of $536.8 million for the six months ended June 30, 2025. The increase year over year in service revenue was primarily due to an increase in university partner enrollments of 7.6% to 126,231 at June 30, 2026 as compared to 117,283 at June 30, 2025. GCU enrollments increased to 121,921 at June 30, 2026, an increase of 7.5% over enrollments at June 30, 2025. University partner enrollments at our off-campus classroom and laboratory sites were 5,829, an increase of 16.8% over enrollments at June 30, 2025, which includes 1,519 and 1,142 GCU students at June 30, 2026 and 2025, respectively. Excluding sites that have been closed or are in teach out, total enrollments at our off-campus classroom and laboratory sites increased 18.5% between years. Revenue per student decreased slightly between years primarily due to contract modifications with one of our university partners in which our revenue share percentage was reduced in exchange for us no longer reimbursing this partner for certain faculty costs which had the effect of reducing revenue per student and a slight decline year over year in revenue per student for online students due to the continued mix shift to students that have a slightly lower net tuition rate and a slight decline year over year in Spring semester ground traditional students which generate a higher revenue per student than online students. These decreases were partially offset by the service revenue per student for ABSN students at off-campus classroom and laboratory sites generating a significantly higher revenue per student than we earn under our agreement with GCU, as these agreements generally provide us with a higher revenue share percentage, the partners have higher tuition rates than GCU and the majority of our partners’ students take more credits on average per semester.

We opened one new site in the six months ended June 30, 2026 and closed one site in which we stopped recruiting new students in 2025, thus the total number of sites remains at 47 at June 30, 2026. We plan to open one additional site in the Fall of 2026. Enrollments for GCU ground students were 8,910 at June 30, 2026, up 3.9% from 8,579 at June 30, 2025. GCU ground enrollment declines between March 31 and June 30 of each year as ground traditional enrollment at GCU at June 30 of each year only includes traditional-aged students taking summer school classes, which is a small percentage of GCU’s traditional-aged student body. The Spring semester for GCU’s traditional-aged student body ends near the end of April each year. GCU online enrollments were 113,011 at June 30, 2026, up from 104,856 at June 30, 2025, an increase of 7.8% between years.

Technology and academic services. Our technology and academic services expenses for the six months ended June 30, 2026 were $90.7 million, an increase of $5.9 million, or 6.9%, as compared to technology and academic services expenses of $84.8 million for the six months ended June 30, 2025. This increase was primarily due to increases in other technology and academic costs, in employee compensation and related expenses, including share-based compensation and benefit costs and in occupancy and depreciation costs of $2.4 million, $2.2 million and $1.3 million, respectively. The increases in other technology and academic costs and occupancy and depreciation were primarily due to the costs associated with the increased enrollment growth at our off-campus classroom and laboratory sites to support our 20 university partners as well as an increase in technology costs and curriculum cost reimbursements to our university partners. The increase in employee compensation and related expenses is primarily due to increased headcount to support our 20 university partners and their increased enrollment growth, tenure-based salary adjustments and a significant year-over-year increase in benefit costs. Our technology and academic services expenses as a percentage of revenue stayed flat at 15.8% for the six months ended June 30, 2026 and 2025. The increases in technology costs and curriculum cost reimbursements were offset by our ability to leverage our technology and academic service expenses across an increasing revenue base. We anticipate that technology and academic services expenses will increase in the future as we open more off-site classroom and laboratory sites and technology costs continue to grow, partially offset by a decrease in curriculum cost reimbursements due to the Amended Master Services Agreement, and these costs as a percentage of revenue could increase in the future.

Counseling services and support. Our counseling services and support expenses for the six months ended June 30, 2026 were $179.9 million, an increase of $10.1 million, or 5.9%, as compared to counseling services and support expenses of $169.8 million for the six months ended June 30, 2025. This increase was primarily attributable to increases in employee compensation and related expenses including share-based compensation and benefits and in occupancy and depreciation costs of $9.4 million and $1.2 million, respectively, partially offset by a decrease in other counseling services and support expenses of $0.5 million. The increases in employee compensation including share-based compensation and benefits were primarily due to increased headcount to support our university partners, and their planned increases in enrollment, tenure-based salary adjustments and a significant year over year increase in benefit costs. The increase in occupancy and depreciation is primarily related to the increased headcount and continued enhancements to technology infrastructure and internal-use software development for employees that service students. The decrease in other counseling services and support expenses is primarily the result of lower travel costs to service our 20 university partners. Our counseling services and support expenses as a percentage of revenue decreased 0.2% to 31.4% for the six months ended June 30, 2026, from 31.6% for the six months ended June 30, 2025 primarily due to our ability to leverage our counseling services and support expenses across an increasing revenue base partially offset by the increased costs discussed above. We anticipate that counseling services and support expense will increase in the future as we continue to invest to meet our partners’ needs and these costs as a percentage of revenue could increase in the future.

Marketing and communication. Our marketing and communication expenses for the six months ended June 30, 2026 were $124.0 million, an increase of $7.6 million, or 6.5%, as compared to marketing and communication expenses of $116.4 million for the six months ended June 30, 2025. This increase was primarily attributable to the increased spend to market our university partners’ programs and the marketing of new locations which resulted in increased advertising of $6.7 million, increased employee compensation, including share-based compensation and benefits of $0.6 million, increased other communication expenses of $0.2 million and increased occupancy and depreciation expense of $0.1 million. Our marketing and communication expenses as a percentage of revenue decreased by 0.1% to 21.6% for the six months ended June 30, 2026, from 21.7% for the six months ended June 30, 2025. We anticipate that marketing and communication expenses will increase in the future as we continue to invest to meet our partners’ needs and these costs as a percentage of revenue could increase in the future.

General and administrative. Our general and administrative expenses for the six months ended June 30, 2026 were $20.4 million, a decrease of $1.4 million, or 6.2%, as compared to general and administrative expenses of $21.8 million for the six months ended June 30, 2025. This decrease was primarily attributable to a decrease in professional fees, in occupancy and depreciation expenses and in other administrative expenses of $1.3 million, $0.3 million and $0.2 million, respectively. These decreases were partially offset by increases in employee compensation, including share-based compensation and benefit costs of $0.4 million. The decrease in professional fees was primarily due to lower legal costs between years. Our general and administrative expenses as a percentage of revenue decreased by 0.5% to 3.6% for the six months ended June 30, 2026, from 4.1% for the six months ended June 30, 2025, primarily due lower legal expenses and due to our ability to leverage our general and administrative expenses across an increasing revenue base. General and administrative expenses could increase in the future and these costs as a percentage of revenue could increase in the future.

Amortization of intangible assets. Amortization of intangible assets for the six months ended June 30, 2026 and 2025 were $4.2 million for both periods. As a result of the Orbis Education acquisition in 2019, certain identifiable intangible assets were created (primarily customer relationships) that will be amortized over their expected lives.

Investment interest and other. Investment interest and other for the six months ended June 30, 2026 was $5.7 million, a decrease of $0.9 million, as compared to $6.6 million for the six months ended June 30, 2025 due to slightly lower returns and lower investment balances.

Income tax expense. Income tax expense for the six months ended June 30, 2026 was $38.1 million, an increase of $4.8 million, or 14.7%, as compared to income tax expense of $33.3 million for the six months ended June 30, 2025. The increase in income tax expense is due to the increase in income before taxes and a higher effective tax rate. Our effective tax rate was 23.9% during the six months ended June 30, 2026 compared to 22.7% during the six months ended June 30, 2025. The effective tax rate increased year over year due to changes in state income taxes and a decrease in excess tax benefits to $1.4 million in the six months ended June 30, 2026 due to the decline in our stock price as compared to $2.7 million in the six months ended June 30, 2025. The inclusion of excess tax benefits and deficiencies as a component of our income tax expense increases the volatility within our provision for income taxes as the amount of excess tax benefits or deficiencies from share-based compensation awards are dependent on our stock price at the date the restricted stock awards vest. Our restricted stock awards vest in March each year so any benefit or expense will primarily impact the first quarter each year.

Net income. Our net income for the six months ended June 30, 2026 was $121.2 million, an increase of $8.0 million, or 7.1% as compared to $113.2 million for the six months ended June 30, 2025, due to the factors discussed above.

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

Liquidity and Capital Resources

	As of June 30,	As of December 31,
(In thousands)	2026	2025
Cash, cash equivalents and investments	$274,526	$300,079

Overview

Our liquidity position, as measured by cash and cash equivalents and investments decreased by $25.6 million between December 31, 2025 and June 30, 2026, which was largely attributable to cash expended for share repurchases and capital expenditures exceeding our cash provided by operations during the six months ended June 30, 2026.

Based on our current level of operations and anticipated growth, we believe that our cash flow from operations and other sources of liquidity, including cash and cash equivalents and investments, will provide adequate funds for ongoing operations, planned capital expenditures, and working capital requirements for at least the next 12 months.

Cash Flows from Operating Activities

	Six Months Ended June 30,
(In thousands)	2026	2025
Net cash provided by operating activities	$196,855	$191,639

The increase in cash generated from operating activities between the six months ended June 30, 2025 and the six months ended June 30, 2026 was primarily due to increased income and depreciation expense partially offset by net changes in working capital balances. Income tax receivable/payable amounts increased by $8.7 million between December 31, 2025 and June 30, 2026 compared to the increase of $14.6 million between December 31, 2024 and June 30, 2025, a $5.9 million increase year over year in cash provided by operating activities due to the increased taxable income. Accounts receivable increased $50.0 million between December 31, 2025 and June 30, 2026 compared to the increase of $55.2 million between December 31, 2024 and June 30, 2025, a $5.2 million decrease year over year in cash provided by operating activities due to the timing of collections. Accounts payable decreased by $7.8 million between December 31, 2025 and June 30, 2026 compared to the decrease of $2.6 million between December 31, 2024 and June 30, 2025, a decrease year over year in cash provided by operating activities of $5.2 million due to timing of vendor payments. We define working capital as the assets and liabilities, other than cash, generated through the Company’s primary operating activities. Changes in these balances are included in the changes in assets and liabilities presented in the consolidated statement of cash flows.

Cash Flows from Investing Activities

	Six Months Ended June 30,
(In thousands)	2026	2025
Net cash provided by (used in) investing activities	$65,629	$(198,748)

Investing activities provided $65.6 million of cash in the six months ended June 30, 2026 compared to consuming $198.7 million of cash in the six months ended June 30, 2025.

Cash used in investing activities includes investment activity and the change between years in net investing activities is primarily due to investment activity. In the six months ended June 30, 2026, the proceeds from the sale of investments, net of purchases of available-for-sale securities were $84.4 million. In the six months ended June 30, 2025, the purchase of available-for-sale securities, net of proceeds from the sale of investments were $180.7 million.

In the first six months of 2026 and 2025 cash used in investing activities also included capital expenditures totaling $18.9 million and $17.6 million, respectively. Capital expenditures for both periods primarily consisted of leasehold improvements and equipment for new off-campus classroom and laboratory sites, as well as purchases of computer equipment, internal use software projects and furniture and equipment to support our increasing employee headcount. The Company incurs upfront expenses and capital expenditures prior to an off-campus classroom and laboratory site being opened. The Company intends to continue to spend approximately $30.0 million to $35.0 million per year for capital expenditures.

Cash Flows from Financing Activities

	Six Months Ended June 30,
(In thousands)	2026	2025
Net cash used in financing activities	$(203,186)	$(125,236)

Financing activities consumed $203.2 million of cash in the six months ended June 30, 2026 compared to $125.2 million in the six months ended June 30, 2025.

During the six months ended June 30, 2026 and 2025, $195.7 million and $115.7 million, respectively was used to purchase treasury stock in accordance with GCE’s share repurchase program. In 2026 and 2025, $7.5 million and $9.5 million, respectively, of cash was utilized to purchase common shares withheld in lieu of income taxes resulting from the vesting of restricted share awards. The Company intends to continue using a significant portion of its cash flows from operations to repurchase its shares.

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

We repurchased 1,195,897 shares of common stock in the six months ended June 30, 2026. At June 30, 2026, there remains $148.7 million available under our share repurchase authorization.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have had or are reasonably likely to have a material current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources.

Item 3.   Quantitative and Qualitative Disclosures About Market Risk

Market risk. As of June 30, 2026, we have no derivative financial instruments or derivative commodity instruments. We invest cash in excess of current operating requirements in money market instruments, municipal and corporate bond portfolios or commercial paper at multiple financial institutions.

Interest rate risk. We manage interest rate risk by investing excess funds in cash equivalents, BBB or higher rated corporate bonds, commercial paper, agency bonds, municipal securities, asset backed securities, municipal bonds, and collateralized mortgage obligations bearing variable interest rates, which are tied to various market indices or individual bond coupon rates. Our future investment income may fall short of expectations due to changes in interest rates or we may suffer losses in principal if we are forced to sell securities before their maturity date that have declined in market value due to changes in interest rates. At June 30, 2026, a 10% increase or decrease in interest rates would not have a material impact on our future earnings, fair values, or cash flows.

Item 4.   Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective, as of June 30, 2026, in ensuring that material information relating to us required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in reports it files or submits under the Exchange Act is accumulated and communicated to management, including its principal executive officer or officers and principal financial officer or officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

During the six months ended June 30, 2026, 1,195,897 shares of common stock were repurchased by the Company. At June 30, 2026, there remains $148.7 million available under our share repurchase authorization.

The following table sets forth our share repurchases of common stock and our share repurchases in lieu of taxes, which are not included in the repurchase plan totals as they were approved in conjunction with the restricted share awards, during each period in the second quarter of fiscal 2026:

			Total Number of	Maximum Dollar
			Shares Purchased as	Value of Shares
		Average	Part of Publicly	That May Yet Be
	Total Number of	Price Paid	Announced	Purchased Under
Period	Shares Purchased	Per Share	Program	the Program
Share Repurchases
April 1, 2026 – April 30, 2026	213,854	$169.45	213,854	$187,700,000
May 1, 2026 – May 31, 2026	73,539	$164.00	73,539	$175,700,000
June 1, 2026 – June 30, 2026	184,096	$146.56	184,096	$148,700,000
Total	471,489	$159.66	471,489	$148,700,000
Tax Withholdings
April 1, 2026 – April 30, 2026	—	$—	—	$—
May 1, 2026 – May 31, 2026	—	$—	—	$—
June 1, 2026 – June 30, 2026	—	$—	—	$—
Total	—	$—	—	$—

Item 3.   Defaults Upon Senior Securities

None.

Item 4.   Mine Safety Disclosures

None.

Item 5.   Other Information

During the three months ended June 30, 2026, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

On July 29, 2026, we entered into an Amended and Restated Master Services Agreement with GCU.  For information regarding this agreement, see Note 11 Subsequent Event of our notes to consolidated financial statements included in Part I, Item 1 of this report, which section is incorporated by reference into this Part II, Item 5.

Item 6.   Exhibits

(a)   Exhibits

Number	Description	Method of Filing
3.1	Amended and Restated Certificate of Incorporation.	Incorporated by reference to Exhibit 3.1 to the Company’s Annual Report on Form 10-K filed with the SEC on February 20, 2019.

3.2	Third Amended and Restated Bylaws.	Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on October 29, 2014.

4.1	Specimen of Stock Certificate.	Incorporated by reference to Exhibit 4.1 to Amendment No. 2 to the Company’s Registration Statement on Form S-1 filed with the SEC on September 29, 2008.

10.1	Executive Employment Agreement, dated February 9, 2026, by and between Grand Canyon Education, Inc. and Dilek Marsh†	Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on April 30, 2026.

10.2	Amended and Restated Master Services Agreement, dated as of July 29, 2026, by and between Grand Canyon University and Grand Canyon Education, Inc.##	Filed herewith.

31.1	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

31.2	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. ††	Filed herewith.

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. ††	Filed herewith.

101

The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2026, formatted in Inline XBRL: (i) Consolidated Income Statements, (ii) Consolidated Statements of Comprehensive Income, (iii) Consolidated Balance Sheets, (iv) Consolidated Statements of Stockholders’ Equity, (v) Consolidated Statements of Cash Flows, and (vi) Notes to Consolidated Financial Statements tagged as blocks of text and including detailed tags.

Filed herewith.

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2026, formatted in Inline XBRL (included as Exhibit 101).	Filed herewith.

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

GRAND CANYON EDUCATION, INC.

Date: July 30, 2026	By:	/s/ Daniel E. Bachus
Daniel E. Bachus
Chief Financial Officer
(Principal Financial Officer)