Form 10-Q
period 2026-09-30
Grand Canyon Education, Inc.
filed 2026-11-04
CIK 1434588

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2026

or

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

The total number of shares of common stock outstanding as of November 2, 2026, was 25,510,517.

GRAND CANYON EDUCATION, INC.

FORM 10-Q

PART I – FINANCIAL INFORMATION

Item 1.Financial Statements

GRAND CANYON EDUCATION, INC.

Consolidated Income Statements

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands, except per share data)	2026	2025	2026	2025
Service revenue	$267,346	$261,142	$840,151	$797,951
Costs and expenses:
Technology and academic services	43,060	44,908	133,735	129,706
Counseling services and support	88,343	84,405	268,272	254,250
Marketing and communication	65,453	59,145	189,403	175,512
General and administrative	16,919	15,149	37,347	36,926
Litigation settlement	—	35,000	—	35,000
Lease termination, impairment and other	—	2,411	—	2,411
Amortization of intangible assets	2,105	2,105	6,315	6,315
Total costs and expenses	215,880	243,123	635,072	640,120
Operating income	51,466	18,019	205,079	157,831
Investment interest and other	2,289	3,637	8,012	10,244
Income before income taxes	53,755	21,656	213,091	168,075
Income tax expense	10,742	5,382	48,878	38,637
Net income	$43,013	$16,274	$164,213	$129,438
Earnings per share:
Basic income per share	$1.67	$0.59	$6.27	$4.62
Diluted income per share	$1.67	$0.58	$6.25	$4.60
Basic weighted average shares outstanding	25,698	27,740	26,197	28,002
Diluted weighted average shares outstanding	25,771	27,897	26,283	28,165

The accompanying notes are an integral part of these consolidated financial statements.

GRAND CANYON EDUCATION, INC.

Consolidated Balance Sheets

	September 30,	December 31,
(In thousands, except par value)	2026	2025
	(Unaudited)
ASSETS:
Current assets
Cash and cash equivalents	$58,760	$111,762
Investments	103,382	188,317
Accounts receivable, net	114,470	84,278
Income tax receivable	8,703	2,392
Other current assets	12,400	13,430
Total current assets	297,715	400,179
Property and equipment, net	183,224	178,957
Right-of-use assets	103,671	96,571
Amortizable intangible assets, net	145,228	151,543
Goodwill	160,766	160,766
Other assets	3,887	4,289
Total assets	$894,491	$992,305
LIABILITIES AND STOCKHOLDERS’ EQUITY:
Current liabilities
Accounts payable	$18,816	$24,347
Accrued compensation and benefits	29,816	35,199
Accrued liabilities	41,840	32,283
Income taxes payable	68	3,355
Deferred revenue	6,945	—
Current portion of lease liability	15,253	14,568
Total current liabilities	112,738	109,752
Deferred income taxes, noncurrent	42,320	41,426
Other long-term liability	1,273	1,439
Lease liability, less current portion	98,758	92,755
Total liabilities	255,089	245,372
Commitments and contingencies
Stockholders’ equity
Preferred stock, $0.01 par value, 10,000 shares authorized; 0 shares issued and outstanding at September 30, 2026 and December 31, 2025	—	—
Common stock, $0.01 par value, 100,000 shares authorized; 54,265 and 54,178 shares issued and 25,726 and 27,393 shares outstanding at September 30, 2026 and December 31, 2025, respectively	543	542
Treasury stock, at cost, 28,539 and 26,785 shares of common stock at September 30, 2026 and December 31, 2025, respectively	(2,572,525)	(2,291,610)
Additional paid-in capital	360,818	350,374
Accumulated other comprehensive (loss) gain	(763)	511
Retained earnings	2,851,329	2,687,116
Total stockholders’ equity	639,402	746,933
Total liabilities and stockholders’ equity	$894,491	$992,305

The accompanying notes are an integral part of these consolidated financial statements.

GRAND CANYON EDUCATION, INC.

Consolidated Statements of Comprehensive Income

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands)	2026	2025	2026	2025
Net income	$43,013	$16,274	$164,213	$129,438
Other comprehensive income, net of tax:
Unrealized gains (losses) on available-for-sale securities, net of taxes of $194 and $121 for the three months ended September 30, 2026 and 2025, respectively, and $398 and $172 for the nine months ended September 30, 2026 and 2025, respectively	(618)	386	(1,274)	551
Comprehensive income	$42,395	$16,660	$162,939	$129,989

The accompanying notes are an integral part of these consolidated financial statements.

GRAND CANYON EDUCATION, INC.

Consolidated Statement of Stockholders’ Equity

(In thousands)

(Unaudited)

	Nine Months Ended September 30, 2026
						Accumulated
					Additional	Other
	Common Stock		Treasury Stock		Paid-in	Comprehensive	Retained
	Shares	Par Value	Shares	Cost	Capital	Loss	Earnings	Total
Balance at December 31, 2025	54,178	$542	26,785	$(2,291,610)	$350,374	$511	$2,687,116	$746,933
Comprehensive income	—	—	—	—	—	(696)	75,348	74,652
Common stock purchased for treasury	—	—	725	(121,472)	—	—	—	(121,472)
Restricted shares forfeited	—	—	1	—	—	—	—	—
Share-based compensation	85	1	47	(7,521)	3,597	—	—	(3,923)
Balance at March 31, 2026	54,263	$543	27,558	$(2,420,603)	$353,971	$(185)	$2,762,464	$696,190
Comprehensive income	—	—	—	—	—	40	45,852	45,892
Common stock purchased for treasury	—	—	472	(76,029)	—	—	—	(76,029)
Restricted shares forfeited	—	—	1	—	—	—	—	—
Share-based compensation	2	—	—	—	3,456	—	—	3,456
Balance at June 30, 2026	54,265	$543	28,031	$(2,496,632)	$357,427	$(145)	$2,808,316	$669,509
Comprehensive income	—	—	—	—	—	(618)	43,013	42,395
Common stock purchased for treasury	—	—	505	(75,893)	—	—	—	(75,893)
Restricted shares forfeited	—	—	3	—	—	—	—	—
Share-based compensation	—	—	—	—	3,391	—	—	3,391
Balance at September 30, 2026	54,265	$543	28,539	$(2,572,525)	$360,818	$(763)	$2,851,329	$639,402

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

GRAND CANYON EDUCATION, INC.

Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended
	September 30,
(In thousands)	2026	2025
Cash flows provided by operating activities:
Net income	$164,213	$129,438
Adjustments to reconcile net income to net cash provided by operating activities:
Share-based compensation	10,445	10,411
Depreciation and amortization	25,804	23,323
Amortization of intangible assets	6,315	6,315
Deferred income taxes	1,291	13,497
Litigation settlement	—	35,000
Lease termination, impairment and other	—	2,411
Other, including fixed asset disposals	48	(444)
Changes in assets and liabilities:
Accounts receivable	(30,192)	(39,093)
Other assets	1,682	(3,218)
Right-of-use assets and lease liabilities	(412)	576
Accounts payable	(6,372)	(8,477)
Accrued liabilities	1,420	70
Income taxes receivable/payable	(9,598)	(30,604)
Deferred revenue	6,945	3,801
Net cash provided by operating activities	171,589	143,006
Cash flows provided by (used in) investing activities:
Capital expenditures	(29,608)	(27,225)
Additions of amortizable content	(186)	(47)
Purchase of equity investment	—	(1,000)
Loss on equity investment	100	500
Purchases of investments	(57,352)	(224,715)
Proceeds from sale or maturity of investments	141,134	46,872
Net cash provided by (used in) investing activities	54,088	(205,615)
Cash flows used in financing activities:
Repurchase of common shares and shares withheld in lieu of income taxes	(278,327)	(164,730)
Revolving Credit Facility issuance costs	(352)	—
Net cash used in financing activities	(278,679)	(164,730)
Net decrease in cash and cash equivalents and restricted cash	(53,002)	(227,339)
Cash and cash equivalents and restricted cash, beginning of period	111,762	324,623
Cash and cash equivalents and restricted cash, end of period	$58,760	$97,284
Supplemental disclosure of cash flow information
Cash paid for interest	$—	$—
Cash paid for income taxes	$53,929	$53,748
Supplemental disclosure of non-cash investing and financing activities
Purchases of property and equipment included in accounts payable	$1,676	$798
ROU Asset and Liability recognition	$7,100	$330
Excise tax on treasury stock repurchases	$2,588	$1,482

The accompanying notes are an integral part of these consolidated financial statements.

Grand Canyon Education, Inc.

Notes to Consolidated Financial Statements

(In thousands, except per share data)

1. Nature of Business

Grand Canyon Education, Inc. (together with its subsidiaries, the “Company” or “GCE”) is a publicly traded education services company dedicated to serving colleges and universities. GCE has developed significant technological solutions, infrastructure and operational processes to provide services to these institutions on a large scale. GCE’s most significant university partner is Grand Canyon University (“GCU”), an Arizona non-profit corporation, a comprehensive regionally accredited university that offers graduate and undergraduate degree programs, emphases and certificates across twelve colleges both online, on ground at its campus in Phoenix, Arizona and at 12 off-campus classroom and laboratory sites.

We also provide education services to numerous university partners across the United States. In the healthcare field, we work in partnership with a number of top universities and healthcare networks, offering healthcare-related academic programs at off-campus classroom and laboratory sites located near healthcare providers and developing high-quality, career-ready graduates who enter the workforce ready to meet the demands of the healthcare industry. In addition, we have provided certain services to a university partner to assist them in expanding their online graduate programs. As of September 30, 2026, GCE provides education services to 20 university partners across the United States.

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

Investments

As of September 30, 2026 and December 31, 2025, the Company considered its investments in corporate bonds, agency bonds, treasury bills and commercial paper as available-for-sale securities based on the Company’s intent for the respective securities. Available-for-sale securities are carried at fair value, determined using Level 1 of the hierarchy of valuation inputs, with the use of inputs other than quoted prices that are observable for the assets. Unrealized investment gains and losses, net of tax, are reported as a separate component of other comprehensive income. Unrealized losses

Grand Canyon Education, Inc.

Notes to Consolidated Financial Statements

(In thousands, except per share data)

considered to be other-than-temporary are recognized currently in earnings. Amortization of premiums, accretion of discounts, interest and dividend income and realized gains and losses are included in investment interest and other.

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

Arrangements with GCU

On July 29, 2026, we entered into an Amended and Restated Master Services Agreement with GCU (the “Amended MSA”) in which amended and restated the Master Services Agreement with GCU, effective July 1, 2018 (the “Original MSA”).  The Amended MSA is effective as of July 1, 2026, has an initial term of fifteen (15) years running through June 30, 2041, and, unless notice of non-renewal is given at least eighteen (18) months in advance of the end of the initial term or any renewal term, will automatically renew up to three additional five (5) year renewal terms.  The Amended MSA eliminates GCU’s ability to terminate for convenience (while also eliminating any related early termination fees owed by GCU) prior to the end of the term, and restructures the service fees such that going forward (i) service fees are calculated as 60% of tuition and academic-related fees only (as compared to 60% of GCU’s revenue derived from tuition and academic-related fees, ancillary fees related to student housing, food service, athletic ticket sales, and arena, hotel, golf course, and apparel operations under the Original MSA), (ii) ancillary fees and other revenue are for the sole benefit of GCU, and (iii)  a reimbursement payment that the Company had been making to GCU in respect of certain academic related costs is eliminated. In addition, in lieu of the prior non-renewal fee that was due under the Original MSA if GCU did not renew at the end of the term, the Company would continue to provide services to, and receive services fees from, GCU for an eighteen (18) month period following termination. Under the Original MSA we provided, and under the Amended MSA we continue to provide, identified technological, counseling, marketing, financial aid processing and other support services to GCU and the Amended MSA did not materially change the types and levels of services we provide.

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

Capitalized Content Development

The Company capitalizes certain costs to fulfill a contract related to the development and digital creation of content on a course-by-course basis for each university partner, many times in conjunction with faculty and subject matter experts. The Company is responsible for the conversion of instructional materials to an online format, including outlines, quizzes, lectures, and articles in accordance with the educational guidelines provided to us by our university partners, prior to the respective course commencing. We also capitalize the creation of learning objects which are digital assets such as online demonstrations, simulations, and case studies used to obtain learning objectives.

Grand Canyon Education, Inc.

Notes to Consolidated Financial Statements

(In thousands, except per share data)

Costs that are capitalized include payroll and payroll-related costs for employees who are directly associated and spend time producing content and payments to faculty and subject matter experts involved in the process. The Company starts capitalizing content costs when it begins to develop or to convert a particular course, resources have been assigned and a timeline has been set. The content asset is placed in service when all work is complete, and the curriculum could be used for instruction. Capitalized content development assets are included in other assets in our consolidated balance sheets. The Company has concluded that the most appropriate method to amortize the deferred content assets is on a straight-line basis over the estimated life of the course, which is generally four years which corresponds with the course’s review and major revision cycle. As of September 30, 2026 and December 31, 2025, $411 and $413, respectively, net of amortization, of deferred content assets are included in other assets, long-term in the Company’s consolidated balance sheets and amortization is included in technology and academic services where the costs originated.

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

Finite-lived intangible assets that are acquired in a business combination are recorded at fair value on their acquisition dates and are amortized using a method that reflects the pattern in which the economic benefits of the intangible assets are consumed or on a straight-line basis over the estimated useful life of the intangible asset if the pattern of economic benefit cannot be reliably determined. Finite-lived intangible assets consist of university partner relationships and trade names. The Company reviews its finite-lived intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an intangible asset may not be recoverable. There were no indicators that the carrying amount of the finite-lived intangible assets were impaired as of September 30, 2026. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to undiscounted future net cash flows expected to be generated by the assets. If such intangible assets are not recoverable,

Grand Canyon Education, Inc.

Notes to Consolidated Financial Statements

(In thousands, except per share data)

a potential impairment loss is recognized to the extent the carrying amounts of the assets exceed the fair value of the assets.

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

Revenue Recognition

The Company generates all of its revenue through services agreements with its university partners (“Services Agreements”), pursuant to which the Company provides integrated technology and academic services, marketing and communication services, and back-office services to its university partners in return for a percentage of tuition and fee revenue. Effective July 1, 2026, as a result of the Amended MSA with GCU, service revenue is now earned on only tuition and academic-related fees.

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

The Company’s receivables represent unconditional rights to consideration from our Services Agreements with our university partners. Accounts receivable, net is stated at net realizable value and contains billed and unbilled revenue. The Company utilizes the allowance method to provide for doubtful accounts based on its evaluation of the expected credit losses. There have been no amounts written off and no reserves established as of September 30, 2026 given historical collection experience and an evaluation of reasonable and supportable forecasts of economic conditions and other pertinent factors affecting the Company’s customers such as known credit risk or industry trends. The Company will continue to review and revise its allowance methodology based on its collection experience with its partners.

For our partners with unbilled revenue, revenue recognition occurs in advance of billings. Billings for some university partners do not occur until after the service period has commenced and final enrollment information is available. Given that the Fall semester ends just prior to December 31 of each year, unbilled revenue is low at year end (whereas a semester is ongoing at the end of each other fiscal quarter, and unbilled revenue is thus higher at the end of our first three quarters). Our unbilled revenue of $8,845 and $53 as of September 30, 2026 and December 31, 2025, respectively, are included in accounts receivable in our consolidated balance sheets. Deferred revenue represents the excess of amounts received as compared to amounts recognized in revenue on our consolidated statements of income as of the end of the reporting period, and such amounts are reflected as a current liability on our consolidated balance sheets. We generally receive payments for our services billed within 30 days of invoice. These payments are recorded as deferred revenue until the services are delivered and revenue is recognized.

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

Concentration of Credit Risk

The Company believes the credit risk related to cash equivalents and investments is limited due to its adherence to an investment policy that requires investments to have a minimum BBB rating, depending on the type of security, by at least one major rating agency at the time of purchase. All of the Company’s cash equivalents and investments as of September 30, 2026 and December 31, 2025 consist of investments rated BBB or higher by at least one rating agency. Additionally, the Company utilizes at least one financial institution to conduct initial and ongoing credit analysis on its investment portfolio to monitor and lower the potential impact of market risk associated with its cash equivalents and investment portfolio. Financial instruments that potentially subject the Company to concentration of credit risk consist principally of cash balances, which are primarily invested in money market funds or on deposit at high credit quality financial institutions in the U.S. Accounts at each institution are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000. At September 30, 2026 and December 31, 2025, the Company had $58,010 and $111,011, respectively, in excess of the FDIC insured limit. The Company is also subject to credit risk for its accounts receivable balance. Our dependence on our most significant university partner, GCU, with 89.1% of total service revenue for both

Grand Canyon Education, Inc.

Notes to Consolidated Financial Statements

(In thousands, except per share data)

of the nine-month periods ended September 30, 2026 and 2025, subjects us to the risk that declines in our customer’s operations would result in a sustained reduction in service revenue for the Company.

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

3. Investments

As of September 30, 2026 the Company had investments of $103,382 classified as available-for-sale securities.

	As of September 30, 2026
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	(Losses)	Value
Corporate bonds	$100,540	$2	$(981)	$99,561
US Government bonds	2,729	—	(20)	2,709
Treasury bills	265	—	—	265
Agency bonds	850	—	(3)	847
Total investments	$104,384	$2	$(1,004)	$103,382

For the nine months ended September 30, 2026 and 2025, the net unrealized gains and (losses) were ($1,274) and $551, respectively, net of taxes. Available-for-sale securities are carried at fair value on the consolidated balance

Grand Canyon Education, Inc.

Notes to Consolidated Financial Statements

(In thousands, except per share data)

sheets. The Company estimates the lifetime expected credit losses for all available-for-sale debt securities in an unrealized loss position. If our assessment indicates that an expected credit loss exists, we determine the portion of the unrealized loss attributable to credit deterioration and record a reserve for the expected credit loss in the allowance for credit losses in technology and academic services in our consolidated income statements. Based on the nature of securities there is no allowance recorded for available-for-sale debt securities.

Available-for-sale securities maturing as of December 31:
2026	$3,843
2027	39,999
2028	37,926
2029	21,614
$103,382

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
Denominator:
Basic weighted average shares outstanding	25,698	27,740	26,197	28,002
Effect of dilutive stock options and restricted stock	73	157	86	163
Diluted weighted average shares outstanding	25,771	27,897	26,283	28,165

Diluted weighted average shares outstanding excludes the incremental effect of unvested restricted stock in accordance with the treasury stock method. For the three-month periods ended September 30, 2026 and 2025, approximately 116 and nil, respectively, and for the nine-month periods ended September 30, 2026 and 2025, approximately 341 and 60, respectively, of the Company’s restricted stock awards outstanding were excluded from the calculation of diluted earnings per share as their inclusion would have been anti-dilutive. These restricted stock awards could be dilutive in the future.

5. Property and Equipment

Property and equipment consist of the following:

	September 30,	December 31,
	2026	2025
Land	$5,098	$5,098
Land improvements	2,242	2,242
Buildings	51,399	51,399
Buildings and leasehold improvements	41,396	39,159
Computer equipment	146,037	142,412
Furniture, fixtures and equipment	31,718	30,639
Internally developed software	143,997	125,160
Construction in progress	7,266	4,348
	429,153	400,457
Less accumulated depreciation and amortization	(245,929)	(221,500)
Property and equipment, net	$183,224	$178,957

Grand Canyon Education, Inc.

Notes to Consolidated Financial Statements

(In thousands, except per share data)

6. Amortizable Intangible Assets

Identified intangible assets of $210,280 consisted primarily of university partner relationships that were valued at $210,000, which arose in connection with the acquisition of Orbis Education in January 2019.

Amortizable intangible assets consist of the following as of:

	September 30, 2026
	Estimated	Gross		Net
	Average Useful	Carrying	Accumulated	Carrying
	Life (in years)	Amount	Amortization	Amount
University partner relationships	25	$210,000	$(64,772)	$145,228
Trade names	1	280	(280)	—
Total amortizable intangible assets, net		$210,280	$(65,052)	$145,228

Estimated amortization expense for university partner relationships and trade names for the years ending December 31:

2026	$2,104
2027	8,419
2028	8,419
2029	8,419
2030	8,419
Thereafter	109,448
$145,228

7. Revolving Credit Facility

On September 28, 2026, the Company entered into a Revolving Credit Facility Credit Agreement, dated as of September 28, 2026 (the “Credit Agreement”), among the Company, as borrower, Orbis Education Services, LLC, a wholly owned subsidiary of GCE (“Orbis Education”), as guarantor, the lenders party thereto, and Zions Bancorporation, N.A. dba National Bank of Arizona, as administrative agent and lead arranger (the “Administrative Agent”). The Credit Agreement provides for a $100,000 senior secured revolving credit facility (the “Revolving Credit Facility”), including a $10,000 sublimit for the issuance of letters of credit.  The Revolving Credit Facility matures on September 28, 2031.

The Company intends to use borrowings under the Revolving Credit Facility primarily to fund repurchases of its common stock under its board-approved stock repurchase program, as well as for other general corporate purposes. All borrowings under the Revolving Credit Facility are subject to the satisfaction of customary conditions, including the absence of a default and the accuracy of representations and warranties.

Under the Credit Agreement, the Company may request incremental revolving credit commitments in an aggregate amount of up to $100,000, in minimum increments of $10,000, such that total commitments under the Revolving Credit Facility, after giving effect to any such increase, would not exceed $200,000.  Any such increase is subject to obtaining commitments from existing or new lenders and the satisfaction of certain conditions, including pro forma compliance with the financial covenants.

Loans under the Revolving Credit Facility bear interest at a rate per annum equal to one-month Term SOFR (subject to a 0.00% floor) plus an applicable margin ranging from 1.50% to 2.00% per annum, based on the Company’s consolidated leverage ratio. Interest is payable monthly. Upon the occurrence and during the continuance of an event of default, the interest rate on the loans and letter of credit fees may be increased by 2.00% per annum, and other overdue obligations bear interest at the applicable rate plus 3.00% per annum. The Company paid a commitment fee at closing and is required to pay a quarterly unused fee of 0.0625% on the unused portion of the revolving credit commitments, as well as letter of credit fees of 2.00% and letter of credit fronting fees of 0.125% on the amount available to be drawn under outstanding letters of credit.

Grand Canyon Education, Inc.

Notes to Consolidated Financial Statements

(In thousands, except per share data)

The obligations under the Credit Agreement are guaranteed by each of the Company’s direct and indirect material subsidiaries (other than excluded subsidiaries), which currently consists solely of Orbis Education, pursuant to a Guaranty Agreement, dated as of September 28, 2026 (the “Guaranty Agreement”). The obligations under the Credit Agreement and the Guaranty Agreement are secured by liens on substantially all of the personal property of the Company and the guarantor pursuant to a Security Agreement, dated as of September 28, 2026 (the “Security Agreement”), a Pledge Agreement, dated as of September 28, 2026 (the “Pledge Agreement”), pursuant to which the Company and the guarantor pledged the equity interests of their subsidiaries as described therein, and an intellectual property security agreement, in each case in favor of the Administrative Agent for the benefit of the secured parties.

The Credit Agreement contains customary affirmative and negative covenants that restrict the Company’s ability to incur additional debt, make certain investments or pay dividends and required the Company to maintain specified financial ratios. As of September 30, 2026, the Company is in compliance with all covenants and has no amounts drawn on the Revolving Credit Facility.

8. Leases

The Company has operating leases for off-campus classroom and laboratory sites, office space, office equipment, and optical fiber communication lines. These leases have remaining lease terms that range from 10 months to 10 years and 9 months. At lease inception, we determine the lease term by assuming no exercises of renewal options due to the Company’s constantly changing geographical needs for its university partners. Leases with an initial term of 12 months or less are not recorded in the consolidated balance sheets and we recognize lease expense for these leases on a straight-line basis over the lease term. The Company had operating lease costs of $13,855 and $13,306 for the nine-month periods ended September 30, 2026 and 2025, respectively.

As of September 30, 2026, the Company had $24,392 of non-cancelable operating lease commitments for four off-campus classroom and laboratory sites that had not yet commenced. The Company’s weighted-average remaining lease term relating to its operating leases is 7.25 years, with a weighted-average discount rate of 4.5%. The cash paid for operating lease liabilities was $14,268 and $12,720 for the nine months ended September 30, 2026 and 2025, respectively. As of September 30, 2026, the Company had no financing leases.

Future payment obligations with respect to the Company’s operating leases, which were existing at September 30, 2026, by year and in the aggregate, are as follows:

Year Ending December 31,	Amount
2026	$5,012
2027	19,663
2028	19,305
2029	19,241
2030	17,562
Thereafter	54,263
Total lease payments	$135,046
Less interest	21,035
Present value of lease liabilities	$114,011

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

Pending Litigation Matters

Matters Related to GCU Graduate Program Disclosures and Related Matters. The Company is a party to several matters alleging that, in the performance of its marketing services provided on behalf of GCU, it made false or misleading representations regarding the time to complete and the costs associated with and/or accreditation issues related to certain GCU graduate programs. These matters include:

●	Smith and Wang v. Grand Canyon Education, Inc. This putative class action was filed in June 2024 in the United States District Court for the District of Arizona and asserts claims under the federal RICO statute as well as various claims for violations of state law consumer protection statutes. On September 20, 2024, the plaintiffs amended their complaint, and on November 4, 2024, the Company moved to dismiss the case. The court granted in part and denied in part the motion to dismiss. Specifically, the court dismissed one of the plaintiff’s RICO counts but allowed the other RICO count and the consumer protection claims to proceed to discovery. Fact discovery ended on May 12, 2026, but the parties jointly requested that the court permit limited supplemental depositions that were conducted on July 15, 2026. Plaintiffs filed a motion to certify a nationwide class as to their RICO claims and to certify California and Florida subclasses as to their state law consumer protection claims, which the Court denied on September 11, 2026. On October 22, 2026, the Company moved for summary judgment on the individual Plaintiffs’ claims. Plaintiffs are seeking an interlocutory appeal. There is currently no trial date scheduled in this matter.
●	Ogdon v. Grand Canyon Education, Inc., et al. This putative class action was filed in May 2020 in federal district court in California and later transferred to the United States District Court for the District of Arizona. Plaintiffs assert claims for violations of California’s False Advertising Law, Unfair Competition Law, and Consumer Legal Remedies Act; New York’s Business Law; Unjust Enrichment; and the federal RICO statute. The defendants include the Company along with our chief executive officer, chief operating officer, and chief financial officer. On March 3, 2026, the Court granted in part and denied in part the Company’s motion to dismiss the Second Amended Complaint, dismissing plaintiffs’ claims for injunctive relief and plaintiff Ogdon’s claim for money damages relating to forgiven loans, while allowing plaintiff Singh’s New York-law claims and the RICO claim to proceed. Discovery is ongoing, and Plaintiffs’ motion for class certification was filed on October 30, 2026. There is currently no trial date scheduled in this matter.
●	Valerio, et al. v. Grand Canyon Education, Inc., et al. This suit was filed on December 24, 2024, in Maricopa County, Arizona Superior Court on behalf of nearly 300 plaintiffs. The plaintiffs assert various claims, including claims for violations of state law consumer protection statutes. The Company filed a motion to dismiss the complaint on May 12, 2025. On September 17, 2025, the court denied the motion to dismiss. The court held a status conference on October 9, 2025, to address issues of case management. The court ordered plaintiffs to file individual complaints for each plaintiff. The plaintiffs filed their individual complaints on December 11, 2025, and Defendants filed answers to each complaint on January 30, 2026. Discovery is ongoing and there is currently no trial date scheduled in this matter.

We believe that the Company’s representations made in marketing materials or by our employees regarding GCU’s graduate program requirements were at all times accurate and not false or misleading and thus did not violate applicable law. The Company intends to defend itself vigorously in each of these legal proceedings. The outcome of

Grand Canyon Education, Inc.

Notes to Consolidated Financial Statements

(In thousands, except per share data)

these legal proceedings is uncertain at this point. At present, the Company cannot estimate a range of loss for these actions based on the information available to the Company. Accordingly, the Company has not accrued any liability associated with these actions.

10. Share-Based Compensation

Incentive Plan

Prior to June 2026, the Company made equity incentive grants under its 2017 Equity Incentive Plan (the “2017 Plan”). In April 2026, the Board of Directors of the Company approved, and at the Company’s 2026 annual meeting of stockholders held on June 10, 2026, the Company’s stockholders adopted, a 2026 Equity Incentive Plan (the “2026 Plan”). All future grants of equity incentives will be made from the 2026 Plan. As of September 30, 2026, 1,501 shares were available for grants under the 2026 Plan.

Restricted Stock

During the nine months ended September 30, 2026, the Company granted 85 shares of common stock with a service vesting condition to certain of its executives, officers and employees. The restricted shares have voting rights and vest in five annual installments of 20%, with the first installment vesting in March of the calendar year following the date of grant (the “first vesting date”) and subsequent installments vesting on each of the four anniversaries of the first vesting date. Upon vesting, shares will be withheld in lieu of taxes equivalent to the minimum statutory tax withholding required to be paid when the restricted stock vests. During the nine months ended September 30, 2026, the Company withheld 47 shares of common stock in lieu of taxes at a cost of $7,521 on the restricted stock vesting dates. In June 2026, following the annual stockholders meeting, the Company granted 2 shares of common stock to the non-employee members of the Board of Directors. The restricted shares granted to these directors have voting rights and vest on the earlier of (a) the one-year anniversary of the date of grant or (b) immediately prior to the next annual stockholders meeting.

A summary of the activity related to restricted stock granted under the 2017 Plan and the 2026 Plan since December 31, 2025 is as follows:

		Weighted Average
	Total	Grant Date
	Shares	Fair Value per Share
Outstanding as of December 31, 2025	331	$124.22
Granted	87	$174.18
Vested	(123)	$111.18
Forfeited, canceled or expired	(5)	$144.79
Outstanding as of September 30, 2026	290	$144.38

Share-based Compensation Expense

The table below outlines share-based compensation expense for the nine months ended September 30, 2026 and 2025 related to restricted stock granted:

	2026	2025
Technology and academic services	$1,959	$2,034
Counseling services and support	5,689	5,652
Marketing and communication	231	200
General and administrative	2,566	2,525
Share-based compensation expense included in operating expenses	$10,445	$10,411
Tax effect of share-based compensation	(2,611)	(2,603)
Share-based compensation expense, net of tax	$7,834	$7,808

Grand Canyon Education, Inc.

Notes to Consolidated Financial Statements

(In thousands, except per share data)

11. Treasury Stock

On October 28, 2026 the Board of Directors approved a $355,000 increase under its existing stock repurchase program reflecting an aggregate authorization for share repurchases since the initiation of the program of $2,900,000. The expiration date on the current repurchase authorization is March 1, 2028. Repurchases occur at the Company’s discretion. Repurchases may be made in the open market or in privately negotiated transactions, pursuant to the applicable SEC rules. The amount and timing of future share repurchases, if any, will be made as market and business conditions warrant.

During the nine months ended September 30, 2026 the Company repurchased 1,701 shares of common stock, at an aggregate cost of $270,807. As of September 30, 2026, there remained $73,547 available under its current share repurchase authorization (which authorization was increased to $428,547 in October 2026). Shares repurchased in lieu of taxes are not included in the repurchase plan totals as they were approved in conjunction with the restricted share awards. Excise taxes of $2,588 are not included in the repurchase plan totals but are included in the total cost of net share repurchases in the consolidated statement of stockholders’ equity.

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

Executive Overview

Grand Canyon Education, Inc. (together with its subsidiaries, the “Company” or “GCE”) is a publicly traded education services company dedicated to serving colleges and universities. GCE has developed significant technological solutions, infrastructure and operational processes to provide services to these institutions on a large scale. GCE’s most significant university partner is Grand Canyon University (“GCU”), a comprehensive regionally accredited university that offers graduate and undergraduate degree programs, emphases and certificates across twelve colleges both online and on ground at its campus in Phoenix, Arizona, and at 12 off-campus classroom and laboratory sites.

We also provide education services to numerous university partners across the United States. In the healthcare field, we work in partnership with a number of top universities and healthcare networks, offering healthcare-related academic programs at off-campus classroom and laboratory sites located near healthcare providers and developing high-quality, career-ready graduates who enter the workforce ready to meet the demands of the healthcare industry. In addition, we have provided certain services to a university partner to assist them in expanding their online graduate programs. As of September 30, 2026, GCE provides education services to 20 university partners across the United States.

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

Critical Accounting Policies and Estimates

Our critical accounting policies and estimates are disclosed in the 2025 Form 10-K for the fiscal year ended December 31, 2025. During the nine months ended September 30, 2026, there were no material changes in our critical accounting policies and estimates.

Results of Operations

The following table sets forth certain income statement data as a percentage of revenue for each of the periods indicated. Amortization of intangible assets has been excluded from the table below:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
Costs and expenses
Technology and academic services	16.1%	17.2%	15.9%	16.3%
Counseling services and support	33.0	32.3	31.9	31.9
Marketing and communication	24.5	22.6	22.5	22.0
General and administrative	6.3	5.8	4.4	4.6

Three Months Ended September 30, 2026 Compared to Three Months Ended September 30, 2025

Service revenue. Our service revenue for the three months ended September 30, 2026 was $267.3 million, an increase of $6.2 million, or 2.4%, as compared to service revenue of $261.1 million for the three months ended September 30, 2025. The increase year over year in service revenue was primarily due to an increase in university partner enrollments of 5.2% to 145,270 at September 30, 2026 as compared to 138,073 at September 30, 2025. GCU enrollments increased to 139,170 at September 30, 2026, an increase of 5.1% over enrollments at September 30, 2025. University partner enrollments at our off-campus classroom and laboratory sites were 7,780, an increase of 12.6% over enrollments at September 30, 2025, which includes 1,680 and 1,325 GCU students at September 30, 2026, and 2025, respectively. Excluding sites that have been closed or are in teach out, total enrollments at our off-campus classroom and laboratory sites increased 14.1% between years. Revenue from GCU, our largest university partner, for the three months ended September 30, 2026, was earned on tuition and academic-related fees under the Amended MSA, whereas revenue for the three months ended September 30, 2025, was earned under the Original MSA and included, in addition to tuition and academic-related fees, the agreed percentage of ancillary fees related to student housing, food service, athletic ticket sales, arena events, hotel, golf course and apparel operations. Revenue per student slightly decreased between years primarily due to six fewer days of revenue for ground traditional students based on the start date of the Fall semester, resulting in a shift of revenue from the third quarter to the fourth quarter in 2026 which had a $7.5 million impact. Also, we saw a slight decline year over year in revenue per student for online students due to the continued mix shift to students that have a slightly lower net tuition rate. These decreases were offset by service revenue per student for accelerated Bachelor of Science in Nursing (“ABSN”) students at off-campus classroom and laboratory sites generating a significantly higher revenue per student than we earn under our agreement with GCU, as these agreements generally provide us with a higher revenue share percentage, the partners have higher tuition rates than GCU and the majority of our partners’ students take more credits on average per semester.

We opened two new sites in the nine months ended September 30, 2026 and closed one site in which we stopped recruiting new students in 2025, thus the total number of sites were 48 at September 30, 2026. Enrollments for GCU ground students were 23,650 at September 30, 2026, down 4.1% from 24,671 at September 30, 2025. GCU online enrollments were 115,520 at September 30, 2026, up from 107,815 at September 30, 2025, an increase of 7.1% between years.

Technology and academic services. Our technology and academic services expenses for the three months ended September 30, 2026 were $43.1 million, a decrease of $1.8 million, or 4.1%, as compared to technology and academic services expenses of $44.9 million for the three months ended September 30, 2025. This decrease was primarily due to decreases in other technology and academic costs of $3.4 million, as a result of the Amended MSA that eliminated academic reimbursement costs. This decrease was partially offset by increases in employee compensation and related expenses, including share-based compensation and benefit costs and in occupancy and depreciation costs of $0.8 million and $0.8 million, respectively. The increase in employee compensation and related expenses is primarily due to increased headcount to support our 20 university partners and their increased enrollment growth, tenure-based salary adjustments and a significant year-over-year increase in benefit costs. The increases in occupancy and depreciation were primarily due to the costs associated with the increased enrollment growth at our off-campus classroom and laboratory sites to support our 20 university partners. Our technology and academic services expenses as a percentage of revenue decreased by 1.1% to 16.1% for the three months ended September 30, 2026, from 17.2% for the three months ended September 30, 2025. This decrease was primarily due to our ability to leverage our technology and academic service expenses across an increasing revenue base and the elimination of the academic reimbursement costs due to the Amended MSA. We anticipate that technology and academic services expenses will increase in the future as we open more off-site classroom and laboratory sites and technology costs continue to grow, partially offset by a decrease in curriculum cost reimbursements due to the Amended MSA, and these costs as a percentage of revenue could increase in the future.

Counseling services and support. Our counseling services and support expenses for the three months ended September 30, 2026 were $88.3 million, an increase of $3.9 million, or 4.7%, as compared to counseling services and support expenses of $84.4 million for the three months ended September 30, 2025. This increase was primarily attributable to increases in employee compensation and related expenses including share-based compensation and benefits and in occupancy and depreciation costs of $3.6 million and $0.4 million, respectively, partially offset by a decrease in other counseling services and support expenses of $0.1 million. The increases in employee compensation including share-based compensation and benefits were primarily due to increased headcount to support our university partners, and their planned increases in enrollment, tenure-based salary adjustments and a significant year over year increase in benefit costs. The increase in occupancy and depreciation is primarily related to the increased headcount and continued enhancements to technology infrastructure and internal-use software development for employees that service students. The decrease in other counseling services and support expenses is primarily the result of lower travel costs to service our 20 university partners. Our counseling services and support expenses as a percentage of revenue increased 0.7% to 33.0% for the three months ended September 30, 2026, from 32.3% for the three months ended September 30, 2025 primarily due to our ability to leverage our counseling services and support expenses across an increasing revenue base offset by the increased costs described above. We anticipate that counseling services and support expense will increase in the future as we continue to invest to meet our partners’ needs and these costs as a percentage of revenue could increase in the future.

Marketing and communication. Our marketing and communication expenses for the three months ended September 30, 2026 were $65.5 million, an increase of $6.4 million, or 10.7%, as compared to marketing and communication expenses of $59.1 million for the three months ended September 30, 2025. This increase was primarily attributable to the increased spend to market our university partners’ programs and due to the marketing of new locations which resulted in increased advertising of $6.2 million, increased employee compensation, including share-based compensation and benefits of $0.1 million and increased occupancy and depreciation expense of $0.1 million. Our marketing and communication expenses as a percentage of revenue increased by 1.9% to 24.5% for the three months ended September 30, 2026, from 22.6% for the three months ended September 30, 2025. We anticipate that marketing and communication expenses will increase in the future as we continue to invest to meet our partners’ needs and these costs as a percentage of revenue could increase in the future.

General and administrative. Our general and administrative expenses for the three months ended September 30, 2026 were $16.9 million, an increase of $1.8 million, or 11.7%, as compared to general and administrative expenses of $15.1 million for the three months ended September 30, 2025. This increase was primarily attributable to an increase in non-recurring costs, in professional fees and in employee compensation, including share-based compensation and benefits of $1.1 million, $0.5 million and $0.3 million, respectively. These increases were partially offset by decreases in other administrative expenses of $0.1 million. Our general and administrative expenses as a percentage of revenue increased by 0.5% to 6.3% for the three months ended September 30, 2026, from 5.8% for the three months ended September 30, 2025, primarily due to the increases in non-recurring costs and professional fees, partially offset by our ability to leverage our general and administrative expenses across an increasing revenue base. General and administrative expenses could increase in the future and these costs as a percentage of revenue could increase in the future.

Litigation settlement. A litigation settlement of $35.0 million was recorded in the three months ended September 30, 2025 related to the settlement of the qui tam lawsuit.

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

Amortization of intangible assets. Amortization of intangible assets for the three months ended September 30, 2026 and 2025 were $2.1 million for both periods. As a result of the Orbis Education acquisition in 2019, certain identifiable intangible assets were created (primarily customer relationships) that will be amortized over their expected lives.

Investment interest and other. Investment interest and other for the three months ended September 30, 2026 was $2.3 million, a decrease of $1.3 million, as compared to $3.6 million for the three months ended September 30, 2025 due to lower investment balances attributable to an increase in stock repurchases.

Income tax expense. Income tax expense for the three months ended September 30, 2026 was $10.7 million, an increase of $5.3 million, or 99.5%, as compared to income tax expense of $5.4 million for the three months ended September 30, 2025. The increase in income tax expense is due to the increase in income before taxes due to the litigation settlement in the third quarter of 2025, partially offset by a lower effective tax rate. Our effective tax rate was 20.0% during the three months ended September 30, 2026 compared to 24.9% during the three months ended September 30, 2025. The effective tax rate was favorably impacted by contributions in lieu of state income taxes of $5.0 million for both of the third quarters in 2026 and 2025. The higher effective tax rate in the third quarter of 2025 was due to the nondeductibility of the penalties associated with the litigation settlement.

Net income. Our net income for the three months ended September 30, 2026 was $43.0 million, an increase of $26.7 million, or 164.3% as compared to $16.3 million for the three months ended September 30, 2025, due to the factors discussed above.

Nine Months Ended September 30, 2026 Compared to Nine Months Ended September 30, 2025

Service revenue. Our service revenue for the nine months ended September 30, 2026 was $840.2 million, an increase of $42.2 million, or 5.3%, as compared to service revenue of $798.0 million for the nine months ended September 30, 2025. The increase year over year in service revenue was primarily due to an increase in university partner enrollments of 5.2% to 145,270 at September 30, 2026 as compared to 138,073 at September 30, 2025. GCU enrollments increased to 139,170 at September 30, 2026, an increase of 5.1% over enrollments at September 30, 2025. University partner enrollments at our off-campus classroom and laboratory sites were 7,780, an increase of 12.6% over enrollments at September 30, 2025, which includes 1,680 and 1,325 GCU students at September 30, 2026 and 2025, respectively. Excluding sites that have been closed or are in teach out, total enrollments at our off-campus classroom and laboratory sites increased 14.1% between years. Revenue from GCU, our largest university partner, for the nine months ended September 30, 2026 includes revenue for the 3 months ended September 30, 2026 earned under the Amended MSA including only tuition and academic-related fees plus revenue for the six months ended June 30, 2026 earned under the Original MSA including, in addition to tuition and academic-related fees, the agreed percentage of ancillary fees related to student housing, food service, athletic ticket sales, arena events, hotel, golf course and apparel operations. By contrast, service revenue for the nine months ended September 30, 2025 was entirely earned under the Original MSA. Revenue per student stayed flat between years primarily due to the service revenue per student for ABSN students at off-campus classroom and laboratory sites generating a significantly higher revenue per student than we earn under our agreement with GCU, as these agreements generally provide us with a higher revenue share percentage, the partners have higher tuition rates than GCU and the majority of our partners’ students take more credits on average per semester. This increase was offset by six fewer days of revenue for ground traditional students based on the start date of the Fall semester, resulting in a shift of revenue from the third quarter to the fourth quarter in 2026 which had a $7.5 million impact. We also experienced a slight decline year over year in revenue per student for online students due to the continued mix shift to students that have a slightly lower net tuition rate.

We opened two new sites in the nine months ended September 30, 2026 and closed one site in which we stopped recruiting new students in 2025, thus the total number of sites were 48 at September 30, 2026. Enrollments for GCU ground students were 23,650 at September 30, 2026, down 4.1% from 24,671 at September 30, 2025. GCU online enrollments were 115,520 at September 30, 2026, up from 107,815 at September 30, 2025, an increase of 7.1% between years.

Technology and academic services. Our technology and academic services expenses for the nine months ended September 30, 2026 were $133.7 million, an increase of $4.0 million, or 3.1%, as compared to technology and academic services expenses of $129.7 million for the nine months ended September 30, 2025. This increase was primarily due to increases in employee compensation and related expenses, including share-based compensation and benefit costs, in occupancy and depreciation costs, and in subscription costs of $3.0 million, $2.1 million and $1.6 million, respectively. These increases were partially offset by decreases in other technology and academic expenses of $2.7 million, as a result of the Amended MSA that eliminated academic reimbursement costs. The increase in employee compensation and related expenses is primarily due to increased headcount to support our 20 university partners and their increased enrollment growth, tenure-based salary adjustments and a significant year-over-year increase in benefit costs. The increases in occupancy and depreciation and other technology costs were primarily due to the costs associated with the increased enrollment growth at our off-campus classroom and laboratory sites to support our 20 university partners as well as an increase in technology costs to our university partners. Our technology and academic services expenses as a percentage of revenue decreased by 0.4% to 15.9% for the nine months ended September 30, 2026, from 16.3% for the nine months ended September 30, 2025. The increases in employee compensation, occupancy and depreciation and technology costs were offset by our ability to leverage our technology and academic service expenses across an increasing revenue base and the elimination of academic reimbursement costs. We anticipate that technology and academic services expenses will increase in the future as we open more off-site classroom and laboratory sites and technology costs continue to grow, partially offset by a decrease in academic cost reimbursements due to the Amended MSA, and these costs as a percentage of revenue could increase in the future.

Counseling services and support. Our counseling services and support expenses for the nine months ended September 30, 2026 were $268.3 million, an increase of $14.0 million, or 5.5%, as compared to counseling services and support expenses of $254.3 million for the nine months ended September 30, 2025. This increase was primarily attributable to increases in employee compensation and related expenses including share-based compensation and benefits and in occupancy and depreciation costs of $13.0 million and $1.6 million, respectively, partially offset by a decrease in other counseling services and support expenses of $0.6 million. The increases in employee compensation including share-based compensation and benefits were primarily due to increased headcount to support our university partners, and their planned increases in enrollment, tenure-based salary adjustments and a significant year-over-year increase in benefit costs. The increase in occupancy and depreciation is primarily related to the increased headcount and continued enhancements to technology infrastructure and internal-use software development for employees that service students. The decrease in other counseling services and support expenses is primarily the result of lower travel costs to service our 20 university partners. Our counseling services and support expenses as a percentage of revenue stayed flat at 31.9% for both of the nine months ended September 30, 2026 and 2025 primarily due to our ability to leverage our counseling services and support expenses across an increasing revenue base partially offset by the increased costs discussed above. We anticipate that counseling services and support expense will increase in the future as we continue to invest to meet our partners’ needs and these costs as a percentage of revenue could increase in the future.

Marketing and communication. Our marketing and communication expenses for the nine months ended September 30, 2026 were $189.4 million, an increase of $13.9 million, or 7.9%, as compared to marketing and communication expenses of $175.5 million for the nine months ended September 30, 2025. This increase was primarily attributable to the increased spend to market our university partners’ programs and the marketing of new locations which resulted in increased advertising of $12.9 million, increased employee compensation, including share-based compensation and benefits of $0.7 million, increased occupancy and depreciation expense of $0.2 million and increased other communication expenses of $0.1 million. Our marketing and communication expenses as a percentage of revenue increased by 0.5% to 22.5% for the nine months ended September 30, 2026, from 22.0% for the nine months ended September 30, 2025. We anticipate that marketing and communication expenses will increase in the future as we continue to invest to meet our partners’ needs and these costs as a percentage of revenue could increase in the future.

General and administrative. Our general and administrative expenses for the nine months ended September 30, 2026 were $37.3 million, an increase of $0.4 million, or 1.1%, as compared to general and administrative expenses of

$36.9 million for the nine months ended September 30, 2025. This increase was primarily attributable to an increase in non-recurring costs and in employee compensation, including share-based compensation and benefit costs of $1.1 million and $0.7 million, respectively. These increases were partially offset by a decrease in professional fees, in occupancy and depreciation expenses and in other administrative expenses of $0.8 million, $0.4 million and $0.2 million, respectively. The decrease in professional fees was primarily due to lower legal costs between years. Our general and administrative expenses as a percentage of revenue decreased by 0.2% to 4.4% for the nine months ended September 30, 2026, from 4.6% for the nine months ended September 30, 2025, primarily due to our ability to leverage our general and administrative expenses across an increasing revenue base and lower professional fees and occupancy costs. General and administrative expenses could increase in the future and these costs as a percentage of revenue could increase in the future.

Litigation settlement. A litigation settlement of $35.0 million was recorded in the nine months ended September 30, 2025 related to the settlement of the qui tam lawsuit.

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

Amortization of intangible assets. Amortization of intangible assets for the nine months ended September 30, 2026 and 2025 were $6.3 million for both periods. As a result of the Orbis Education acquisition in 2019, certain identifiable intangible assets were created (primarily customer relationships) that will be amortized over their expected lives.

Investment interest and other. Investment interest and other for the nine months ended September 30, 2026 was $8.0 million, a decrease of $2.2 million, as compared to $10.2 million for the nine months ended September 30, 2025 due to lower returns and lower investment balances as a result of increased stock repurchases.

Income tax expense. Income tax expense for the nine months ended September 30, 2026 was $48.9 million, an increase of $10.3 million, or 26.5%, as compared to income tax expense of $38.6 million for the nine months ended September 30, 2025. The increase in income tax expense is due to the increase in income before taxes. Our effective tax rate was 22.9% during the nine months ended September 30, 2026 compared to 23.0% during the nine months ended September 30, 2025. The effective tax rate for both of the nine months ended September 30, 2026 and 2025 was favorably impacted by the contribution in lieu of state income taxes of $5.0 million. The effective tax rate stayed relatively flat year over year due to changes in state income taxes, an increase in taxable income and a decrease in excess tax benefits to $1.4 million in the nine months ended September 30, 2026 due to the decline in our stock price as compared to $2.7 million in the nine months ended September 30, 2025. The inclusion of excess tax benefits and deficiencies as a component of our income tax expense increases the volatility within our provision for income taxes as the amount of excess tax benefits or deficiencies from share-based compensation awards are dependent on our stock price at the date the restricted stock awards vest. Our restricted stock awards vest in March each year so any benefit or expense will primarily impact the first quarter each year.

Net income. Our net income for the nine months ended September 30, 2026 was $164.2 million, an increase of $34.8 million, or 26.9% as compared to $129.4 million for the nine months ended September 30, 2025, due to the factors discussed above.

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

Liquidity and Capital Resources

	As of September 30,	As of December 31,
(In thousands)	2026	2025
Cash, cash equivalents and investments	$162,142	$300,079

Overview

Our liquidity position, as measured by cash and cash equivalents and investments decreased by $137.9 million between December 31, 2025 and September 30, 2026, which was largely attributable to cash expended for share repurchases and capital expenditures exceeding our cash provided by operations during the nine months ended September 30, 2026.

Based on our current level of operations and anticipated growth, we believe that our cash flow from operations and other sources of liquidity, including cash and cash equivalents and investments, will provide adequate funds for ongoing operations, planned capital expenditures, and working capital requirements for at least the next 12 months. In addition, the Credit Agreement entered into on September 28, 2026 will provide additional liquidity to be used primarily for share repurchases and general corporate purposes. See Note 7 – Revolving Credit Facility, in Notes to Consolidated Financial Statements for further discussion.

Cash Flows from Operating Activities

	Nine Months Ended September 30,
(In thousands)	2026	2025
Net cash provided by operating activities	$171,589	$143,006

The increase in cash generated from operating activities between the nine months ended September 30, 2025 and the nine months ended September 30, 2026 was primarily due to changes in working capital balances when adding back the litigation settlement to net income in 2025. Income tax receivable/payable amounts decreased by $9.6 million between December 31, 2025 and September 30, 2026 compared to the decrease of $30.6 million between December 31, 2024 and September 30, 2025, a $21.0 million increase year over year in cash provided by operating activities due to the increased taxable income. Accounts receivable increased $30.2 million between December 31, 2025 and September 30, 2026 compared to an increase of $39.1 million between December 31, 2024 and September 30, 2025, a $8.9 million increase year over year in cash provided by operating activities due to the timing of collections. Deferred income taxes increased $1.3 million between December 31, 2025 and September 30, 2026 compared to the increase of $13.5 million between December 31, 2024 and September 30, 2025, a $12.2 million decrease year over year in cash provided by operating activities due to the acceleration of certain tax deductions and the passage of the One Big Beautiful Bill Act on July 4, 2025. We define working capital as the assets and liabilities, other than cash, generated through the Company’s primary operating activities. Changes in these balances are included in the changes in assets and liabilities presented in the consolidated statement of cash flows.

Cash Flows from Investing Activities

	Nine Months Ended September 30,
(In thousands)	2026	2025
Net cash provided by (used in) investing activities	$54,088	$(205,615)

Investing activities provided $54.1 million of cash in the nine months ended September 30, 2026 compared to consuming $205.6 million of cash in the nine months ended September 30, 2025.

Cash used in investing activities includes investment activity and the change between years in net investing activities is primarily due to investment activity. In the nine months ended September 30, 2026, the proceeds from the sale of investments, net of purchases of available-for-sale securities were $83.8 million. In the nine months ended

September 30, 2025, the purchase of available-for-sale securities, net of proceeds from the sale of investments were $177.8 million.

In the first nine months of 2026 and 2025 cash used in investing activities also included capital expenditures totaling $29.6 million and $27.2 million, respectively. Capital expenditures for both periods primarily consisted of leasehold improvements and equipment for new off-campus classroom and laboratory sites, as well as purchases of computer equipment, internal use software projects and furniture and equipment to support our increasing employee headcount. The Company incurs upfront expenses and capital expenditures prior to an off-campus classroom and laboratory site being opened. The Company intends to continue to spend approximately $30.0 million to $35.0 million per year for capital expenditures.

Cash Flows from Financing Activities

	Nine Months Ended September 30,
(In thousands)	2026	2025
Net cash used in financing activities	$(278,679)	$(164,730)

Financing activities consumed $278.7 million of cash in the nine months ended September 30, 2026 compared to $164.7 million in the nine months ended September 30, 2025.

During the nine months ended September 30, 2026 and 2025, $270.8 million and $155.2 million, respectively was used to purchase treasury stock in accordance with GCE’s share repurchase program. In 2026 and 2025, $7.5 million and $9.5 million, respectively, of cash was utilized to purchase common shares withheld in lieu of income taxes resulting from the vesting of restricted share awards. The Company intends to continue using a significant portion of its cash flows from operations to repurchase its shares.

Share Repurchase Program

On October 28, 2026 the Board of Directors approved a $355.0 million increase under its existing stock repurchase program reflecting an aggregate authorization for share repurchases since the initiation of the program of up to $2.9 billion. The expiration date on the current repurchase authorization by our Board of Directors is March 1, 2028. Repurchases occur at the Company’s discretion and the Company may modify, suspend or discontinue the repurchase authorization at any time.

Under our share repurchase authorization, we may purchase shares in the open market or in privately negotiated transactions, pursuant to the applicable SEC rules. The amount and timing of future share repurchases, if any, will be made as market and business conditions warrant.

We repurchased 1,700,605 shares of common stock in the nine months ended September 30, 2026. At September 30, 2026, there remains $73.5 million available under our share repurchase authorization (which authorization was increased to $428.5 million in October 2026).

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have had or are reasonably likely to have a material current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources.

Item 3.   Quantitative and Qualitative Disclosures About Market Risk

Market risk. As of September 30, 2026, we have no derivative financial instruments or derivative commodity instruments. We invest cash in excess of current operating requirements in money market instruments, municipal and corporate bond portfolios or commercial paper at multiple financial institutions.

Interest rate risk. We manage interest rate risk by investing excess funds in cash equivalents, BBB or higher rated corporate bonds, commercial paper, agency bonds, municipal securities, asset backed securities, municipal bonds, and collateralized mortgage obligations bearing variable interest rates, which are tied to various market indices or individual bond coupon rates. Our future investment income may fall short of expectations due to changes in interest rates or we may suffer losses in principal if we are forced to sell securities before their maturity date that have declined in market value due to changes in interest rates. At September 30, 2026, a 10% increase or decrease in interest rates would not have a material impact on our future earnings, fair values, or cash flows.

Item 4.   Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and the Interim Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based upon that evaluation, our Chief Executive Officer and Interim Chief Financial Officer concluded that our disclosure controls and procedures are effective, as of September 30, 2026, in ensuring that material information relating to us required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in reports it files or submits under the Exchange Act is accumulated and communicated to management, including its principal executive officer or officers and principal financial officer or officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting.

Based on an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer (who is our principal executive officer) and our Interim Chief Financial Officer (who is our interim principal financial officer and principal accounting officer), there were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.   Legal Proceedings

For information regarding our material pending legal proceedings, see the section entitled Pending Litigation Matters within Note 9 – Commitments and Contingencies of our notes to consolidated financial statements included in Part I, Item 1 of this report, which section is incorporated by reference into this Part II, Item 1.

Item 1A. Risk Factors

There have been no material changes to the risk factors disclosed in the “Risk Factors” section of the 2025 Form 10-K.

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sales of Unregistered Securities

None.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

On October 28, 2026 the Board of Directors approved a $355.0 million increase under its existing stock repurchase program reflecting an aggregate authorization for share repurchases since the initiation of the program of up to $2.9 billion. The expiration date on the current repurchase authorization by our Board of Directors is March 1, 2028. Repurchases occur at the Company’s discretion and the Company may modify, suspend or discontinue the repurchase authorization at any time. Repurchases may be made in the open market or in privately negotiated transactions, pursuant to the applicable SEC rules. The amount and timing of future share repurchases, if any, will be made as market and business conditions warrant.

During the nine months ended September 30, 2026, 1,700,605 shares of common stock were repurchased by the Company. At September 30, 2026, there remains $73.5 million available under our share repurchase authorization (which authorization was increased to $428.5 million in October 2026).

The following table sets forth our share repurchases of common stock and our share repurchases in lieu of taxes, which are not included in the repurchase plan totals as they were approved in conjunction with the restricted share awards, during each period in the third quarter of fiscal 2026:

			Total Number of	Maximum Dollar
			Shares Purchased as	Value of Shares
		Average	Part of Publicly	That May Yet Be
	Total Number of	Price Paid	Announced	Purchased Under
Period	Shares Purchased	Per Share	Program	the Program
Share Repurchases
July 1, 2026 – July 31, 2026	195,690	$145.88	195,690	$120,100,000
August 1, 2026 – August 31, 2026	102,205	$150.28	102,205	$104,800,000
September 1, 2026 – September 30, 2026	206,813	$151.03	206,813	$73,500,000
Total	504,708	$148.88	504,708	$73,500,000
Tax Withholdings
July 1, 2026 – July 31, 2026	—	$—	—	$—
August 1, 2026 – August 31, 2026	—	$—	—	$—
September 1, 2026 – September 30, 2026	—	$—	—	$—
Total	—	$—	—	$—

Item 3.   Defaults Upon Senior Securities

None.

Item 4.   Mine Safety Disclosures

None.

Item 5.   Other Information

During the three months ended September 30, 2026, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 6.   Exhibits

(a)   Exhibits

Number	Description	Method of Filing
3.1	Amended and Restated Certificate of Incorporation.	Incorporated by reference to Exhibit 3.1 to the Company’s Annual Report on Form 10-K filed with the SEC on February 20, 2019.

3.2	Third Amended and Restated Bylaws.	Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on October 29, 2014.

4.1	Specimen of Stock Certificate.	Incorporated by reference to Exhibit 4.1 to Amendment No. 2 to the Company’s Registration Statement on Form S-1 filed with the SEC on September 29, 2008.

10.1	Amended and Restated Master Services Agreement, dated as of July 29, 2026, by and between Grand Canyon University and Grand Canyon Education, Inc.##	Incorporated by reference to Exhibit 10.2 to the company’s Quarterly Report on Form 10-Q filed with the SEC on July 30, 2026.

10.2

Revolving Credit Facility Credit Agreement, dated as of September 28, 2026, by and among Grand Canyon Education, Inc., as borrower, the guarantors party thereto, the lenders party thereto, and Zions Bancorporation, N.A. dba National Bank of Arizona, as administrative agent and lead arranger. *

Incorporated by reference to Exhibit 10.1 to the Form 8-K filed with the SEC on October 1, 2026.

10.3	Guaranty Agreement, dated as of September 28, 2026, by Orbis Education Services, LLC in favor of Zions Bancorporation, N.A. dba National Bank of Arizona, as administrative agent. *	Incorporated by reference to Exhibit 10.2 to the Form 8-K filed with the SEC on October 1, 2026.

10.4

Security Agreement, dated as of September 28, 2026, by and among Grand Canyon Education, Inc., Orbis Education Services, LLC and Zions Bancorporation, N.A. dba National Bank of Arizona, as administrative agent. *

Incorporated by reference to Exhibit 10.3 to the Form 8-K filed with the SEC on October 1, 2026.

10.5

Pledge Agreement, dated as of September 28, 2026, by and among Grand Canyon Education, Inc., Orbis Education Services, LLC and Zions Bancorporation, N.A. dba National Bank of Arizona, as administrative agent. *

Incorporated by reference to Exhibit 10.4 to the Form 8-K filed with the SEC on October 1, 2026.

10.6	Second Amended and Restated Executive Employment Agreement, dated September 8, 2023, by and between Grand Canyon Education, Inc. and Lori Browning. †	Filed herewith.

31.1	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

31.2	Certification of Interim Principal Financial Officer and Principal Accounting Officer pursuant to Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. ††	Filed herewith.

32.2	Certification of Interim Principal Financial Officer and Principal Accounting Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. ††	Filed herewith.

101

The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2026, formatted in Inline XBRL: (i) Consolidated Income Statements, (ii) Consolidated Statements of Comprehensive Income, (iii) Consolidated Balance Sheets, (iv) Consolidated Statements of Stockholders’ Equity, (v) Consolidated Statements of Cash Flows, and (vi) Notes to Consolidated Financial Statements tagged as blocks of text and including detailed tags.

Filed herewith.

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2026, formatted in Inline XBRL (included as Exhibit 101).	Filed herewith.

*     Certain schedules and exhibits have been omitted pursuant to Item 601(a)(5) of Regulation S-K. The Company agrees to furnish supplementally a copy of any omitted schedule or exhibit to the Securities and Exchange Commission upon request.

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

GRAND CANYON EDUCATION, INC.

Date: November 4, 2026	By:	/s/ Lori Browning
Lori Browning
Interim Chief Financial Officer and Senior Vice President & Controller – Chief Accounting Officer
(Interim Principal Financial Officer and Principal Accounting Officer)